Form 10-Q
period 1993-12-31
DELTA AIR LINES INC /DE/
filed 1994-02-14
CIK 27904

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q



           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended December 31, 1993

                                     or

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-5424



                            DELTA AIR LINES, INC.

                      State of Incorporation:  Delaware

                IRS Employer Identification No.:  58-0218548

      Hartsfield Atlanta International Airport, Atlanta, Georgia 30320

                         Telephone:  (404) 715-2600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     No
                           -------     -------



         Number of shares outstanding by each class of common stock, as of January 31, 1994:


        Common Stock, $3.00 par value - 50,275,961 shares outstanding

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                            DELTA AIR LINES, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                       December 31      June 30
ASSETS                                    1993           1993
- ----------------------------------------------------------------
                                             (In Thousands)
CURRENT ASSETS:
  Cash and cash equivalents             $1,096,411    $1,180,364
  Accounts and notes receivable, net       961,075     1,024,869
  Refundable income taxes                   30,041        29,936
  Maintenance and operating supplies        80,450        90,593
  Deferred income taxes                    177,606       173,224
  Prepaid expenses and other               228,297       322,934
                                       -----------   -----------
    Total current assets                 2,573,880     2,821,920
                                       -----------   -----------

PROPERTY AND EQUIPMENT:
  Flight equipment owned                 9,191,640     9,042,876
    Less:  Accumulated depreciation      3,725,280     3,559,084
                                       -----------   -----------
                                         5,466,360     5,483,792
                                       -----------   -----------

  Flight equipment under capital leases    173,284       173,284
    Less:  Accumulated amortization        135,540       128,572
                                       -----------   -----------
                                            37,744        44,712
                                       -----------   -----------

  Ground property and equipment          2,440,018     2,372,587
    Less:  Accumulated depreciation      1,233,392     1,143,087
                                       -----------   -----------
                                         1,206,626     1,229,500
                                       -----------   -----------

  Advance payments for equipment           287,057       382,741
                                       -----------   -----------
                                         6,997,787     7,140,745
                                       -----------   -----------

OTHER ASSETS:
  Marketable equity securities, net        266,504       265,124
  Deferred income taxes                    597,136       504,645
  Investments in associated companies      212,166       202,176
  Cost in excess of net assets acquired    287,217       291,579
  Leasehold and operating rights, net      273,625       305,801
  Other                                    391,976       339,033
                                       -----------   -----------
                                         2,028,624     1,908,358
                                       -----------   -----------

                                       $11,600,291   $11,871,023
                                       ===========   ===========

The accompanying notes are an integral part of these balance sheets.

                            DELTA AIR LINES, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                       December 31    June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                      1993          1993
- -------------------------------------------------------------------------------
                                                            (In Thousands)
CURRENT LIABILITIES:
  Current maturities of long-term debt                 $   34,256    $   34,843
  Current obligations under capital leases                 11,962        12,307
  Short-term notes payable                                163,500             -
  Accounts payable and accrued liabilities              1,275,807     1,382,304
  Air traffic liability                                   939,722     1,189,883
  Vacation liability                                      208,935       194,174
  Accrued rent                                            210,327       200,471
  Accrued income taxes                                     14,778         4,849
                                                      -----------   -----------
    Total current liabilities                           2,859,287     3,018,831
                                                      -----------   -----------
NONCURRENT LIABILITIES:
  Long-term debt                                        3,343,917     3,619,473
  Postretirement benefits                               1,514,970     1,381,347
  Capital leases                                           88,939        97,199
  Accrued rent                                            488,669       439,871
  Other                                                   309,524       222,512
                                                      -----------   -----------
                                                        5,746,019     5,760,402
                                                      -----------   -----------
DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions      1,009,713       990,703
  Manufacturers credits                                    95,575       103,395
  Unamortized investment tax credits                          666         1,432
  Other                                                       547           834
                                                      -----------   -----------
                                                        1,106,501     1,096,364
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock,
    $1.00 par value, $72.00 stated and liquidation
    value; issued and outstanding 6,896,294 shares
    at December 31, 1993 and 6,913,171 shares at
    June 30, 1993                                         496,529       497,740
  Less: Unearned compensation under employee stock
   ownership plan                                         393,116       415,419
                                                      -----------   -----------
                                                          103,413        82,321
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
  Series C Convertible Preferred Stock, $1.00 par
    value, $50,000 liquidation preference; issued
    and outstanding 23,000 shares at December 31,
    1993 and June 30, 1993                                     23            23
  Common stock, $3.00 par value;
    Authorized, 150,000,000 shares; issued
    54,460,571 shares at December 31, 1993 and
    54,450,286 shares at June 30, 1993                    163,382       163,351
  Additional paid-in capital                            2,012,406     2,011,879
  Retained earnings (deficit)                            (102,613)       35,907
  Less: Net unrealized loss on noncurrent marketable
    equity securities                                           -           855
  Less: Treasury stock at cost, 4,252,709 shares at
    December 31, 1993 and 4,386,445 shares at
    June 30, 1993                                         288,127       297,200
                                                      -----------   -----------
                                                        1,785,071     1,913,105
                                                      -----------   -----------
                                                      $11,600,291   $11,871,023
                                                      ===========   ===========

The accompanying notes are an integral part of these balance sheets.

                            DELTA AIR LINES, INC.
                   Consolidated Statements of Operations
                                 (Unaudited)

                                                  Three Months Ended
                                                      December 31
                                            ----------------------------------
                                              1993                    1992 *
                                            -----------            -----------
                                                     (In Thousands)
OPERATING REVENUES:
    Passenger                               $ 2,742,064            $ 2,636,456
    Cargo                                       206,252                180,752
    Other, net                                   68,535                 57,337

                                            -----------            -----------
        Total operating revenues              3,016,851              2,874,545
                                            -----------            -----------
OPERATING EXPENSES:
      Salaries and related costs              1,145,375              1,206,943
      Aircraft fuel                             371,973                405,029
      Passenger commissions                     314,944                287,896
      Aircraft rent                             187,024                180,919
      Depreciation and
       amortization                             172,306                189,814
      Passenger service                         130,808                132,048
      Aircraft maintenance
       materials and repairs                     98,028                110,959
      Facilities and other rent                  93,557                 86,176
      Landing fees                               61,313                 61,127
      Restructuring charge                      112,288                      -
      Other                                     509,391                440,790
          Total operating                   -----------            -----------
           expenses                           3,197,007              3,101,701
                                            -----------            -----------
          Loss from operations                  180,156                227,156
                                            -----------            -----------
OTHER INCOME (EXPENSE):
    Interest expense                            (75,554)               (55,932)
    Less - Interest capitalized                   8,699                 18,036
                                            -----------            -----------
                                                (66,855)               (37,896)
    Gain on disposition of
     flight equipment                               398                 31,009
    Miscellaneous income, net                    21,597                  7,683
                                            -----------            -----------
                                                (44,860)                   796
                                            -----------            -----------

LOSS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES        225,016                226,360
INCOME TAXES CREDITED                            83,628                 81,193
AMORTIZATION OF INVESTMENT TAX
 CREDITS                                            348                    779
                                            -----------            -----------

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                         141,040                144,388
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES, NET OF TAX                                  -                      -
                                            -----------            -----------
NET LOSS                                        141,040                144,388
PREFERRED STOCK DIVIDENDS                        27,594                 27,597
                                            -----------            -----------

NET LOSS ATTRIBUTABLE
  TO COMMON SHAREHOLDERS                    $   168,634            $   171,985
                                            ===========            ===========


PRIMARY AND FULLY DILUTED PER
 SHARE AMOUNTS:
  Loss before cumulative effect
   of accounting changes                          $3.36                  $3.46
  Cumulative effect of
   accounting changes                                 -                      -
                                            -----------            -----------
                                                  $3.36                  $3.46
                                            ===========            ===========

WEIGHTED AVERAGE SHARES USED IN
 PER SHARE COMPUTATION                       50,206,054             49,732,137

                                            -----------            -----------
DIVIDENDS PAID PER COMMON SHARE                   $0.05                  $0.30
                                            ===========            ===========

The accompanying notes are an integral part of these statements.
* Restated as described in Note 1.
                                     -4-

                            DELTA AIR LINES, INC.
                             Statistical Summary
                                 (Unaudited)

                                                   Three Months Ended
                                                       December 31
                                          ----------------------------------
                                              1993                 1992 *
                                          -----------            -----------
Revenue Plane Miles (000)                     184,762                184,519
Available Seat Miles (000)                 32,769,641             32,840,778
Available Ton Miles (000)                   4,555,554              4,505,680

Revenue Passengers Enplaned                21,682,271             20,307,255
Revenue Passenger Miles (000)              20,675,683             19,429,074
Cargo Ton Miles (000)                         374,297                334,284
Revenue Ton Miles (000)                     2,444,418              2,279,092
Passenger Load Factor                           63.09%                 59.16%
Breakeven Load Factor                           67.24%                 64.26%

Fuel Gallons Consumed (000)                   633,630                627,564
Average Price Per Fuel Gallon                  58.71(c)                64.54(c)

Cost Per Available Seat Mile                    9.76(c)                 9.44(c)
Cost Per Available Seat Mile -
  Excluding Restructuring Charge                9.41(c)                 9.44(c)
Passenger Mile Yield                           13.26(c)                13.57(c)

* Restated as described in Note 1.

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       Six Months Ended
                                                          December 31
                                            ----------------------------------
                                                 1993                 1992 *
                                                        (In Thousands)
                                            -----------            -----------
OPERATING REVENUES:
    Passenger                               $ 5,719,750            $ 5,469,078
    Cargo                                       381,427                352,570
    Other, net                                  135,517                116,891
                                            -----------            -----------

        Total operating revenues              6,236,694              5,938,539
                                            -----------            -----------
OPERATING EXPENSES:
      Salaries and related costs              2,306,762              2,424,710
      Aircraft fuel                             754,920                842,771
      Passenger commissions                     662,437                625,651
      Aircraft rent                             377,438                359,228
      Depreciation and
       amortization                             338,021                379,980
      Passenger service                         271,328                291,365
      Aircraft maintenance
       materials and repairs                    202,775                239,352
      Facilities and other rent                 185,795                179,998
      Landing fees                              129,892                131,993
      Restructuring charge                      112,288                      -
      Other                                     953,655                885,387
          Total operating                   -----------            -----------
           expenses                           6,295,311              6,360,435
                                            -----------            -----------
          Loss from operations                   58,617                421,896
                                            -----------            -----------
OTHER INCOME (EXPENSE):
    Interest expense                           (153,316)              (113,442)
    Less - Interest capitalized                  18,306                 37,211
                                            -----------            -----------
                                               (135,010)               (76,231)
    Gain on disposition of
     flight equipment                             1,412                 50,362
    Miscellaneous income, net                    46,005                 24,836
                                            -----------            -----------
                                                (87,593)                (1,033)
                                            -----------            -----------

LOSS BEFORE INCOME TAXES AND
 CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                  146,210                422,929
INCOME TAXES CREDITED                            64,753                151,701
AMORTIZATION OF INVESTMENT TAX
 CREDITS                                            766                  1,645
                                            -----------            -----------

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                          80,691                269,583
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES,
  NET OF TAX                                          -                587,144
                                            -----------            -----------
NET LOSS                                         80,691                856,727
PREFERRED STOCK DIVIDENDS                        55,182                 55,209
                                            -----------            -----------

NET LOSS ATTRIBUTABLE
  TO COMMON SHAREHOLDERS                    $   135,873            $   911,936
                                            ===========            ===========


PRIMARY AND FULLY DILUTED PER
 SHARE AMOUNTS:
  Loss before cumulative effect
   of accounting changes                          $2.71                  $6.53
  Cumulative effect of
   accounting changes                                 -                  11.81
                                            -----------            -----------
                                                  $2.71                 $18.34
                                            ===========            ===========

WEIGHTED AVERAGE SHARES USED IN
 PER SHARE COMPUTATION                       50,188,078             49,724,667

DIVIDENDS PAID PER COMMON SHARE                   $0.10                  $0.60
                                            ===========            ===========

The accompanying notes are an integral part of these statements.
* Restated as described in Note 1.

                            DELTA AIR LINES, INC.
                             Statistical Summary
                                 (Unaudited)

                                                   Six Months Ended
                                                      December 31
                                          ----------------------------------
                                             1993                   1992 *
                                          -----------            -----------
Revenue Plane Miles (000)                     378,647                376,262
Available Seat Miles (000)                 67,595,707             66,957,071
Available Ton Miles (000)                   9,388,421              9,195,326

Revenue Passengers Enplaned                44,213,977             44,267,140
Revenue Passenger Miles (000)              43,675,310             43,221,759
Cargo Ton Miles (000)                         686,725                634,677
Revenue Ton Miles (000)                     5,059,479              4,960,785
Passenger Load Factor                           64.61%                 64.55%
Breakeven Load Factor                           65.27%                 69.53%

Fuel Gallons Consumed (000)                 1,302,982              1,288,843
Average Price Per Fuel Gallon                   57.94(c)               65.39(c)

Cost Per Available Seat Mile                     9.31(c)                9.50(c)
Cost Per Available Seat Mile -
  Excluding Restructuring Charge                 9.15(c)                9.50(c)
Passenger Mile Yield                            13.10(c)               12.65(c)

* Restated as described in Note 1.

                            DELTA AIR LINES, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                         Six Months Ended
                                                            December 31
                                                      ------------------------
                                                         1993         1992 *
                                                      ----------   -----------
                                                         (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (80,691)  $  (856,727)
  Adjustments to reconcile net loss to cash
    provided by operating activities:
      Cumulative effect of accounting changes                  -       587,144
      Depreciation and amortization                      338,021       379,980
      Deferred income taxes                              (88,532)     (133,103)
      Amortization of investment tax credits                (766)       (1,645)
      Amortization of deferred gain on sale and
       leaseback transactions                            (29,425)      (28,007)
      Gain on disposition of flight equipment             (1,412)      (50,362)
      Rental expense in excess of payments                58,654        54,974
      Pension expense in excess of funding                   662        22,346
      Compensation under ESOP                             18,338        16,425
      Postretirement benefits                            133,623        64,512
  Changes in certain assets and liabilities:
      Decrease in receivables                             63,689       425,868
      Decrease in other current assets                   100,398        26,453
      Decrease in air traffic liability                 (250,161)     (295,941)
      Decrease in accounts payable and accrued
       liabilities                                      (106,497)      (36,598)
      Increase in other payables                          24,690        32,581
      Increase in other noncurrent liabilities            86,350        15,337
  Other, net                                              30,264       (14,182)
                                                      ----------   -----------
    Net cash provided by operating activities            297,205       209,055
                                                      ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions:
    Flight equipment, including advance payments        (844,797)     (754,429)
    Ground property and equipment                        (86,062)      (84,640)
  Proceeds from sale of flight equipment                  93,228        63,806
                                                      ----------   -----------
    Net cash used in investing activities               (837,631)     (775,263)
                                                      ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net                             -     1,126,000
  Issuance of common stock                                   433           897
  Long-term borrowings                                   224,500       175,000
  Net short-term borrowings (repayments)                 163,500      (175,803)
  Payments on long-term debt and capital lease
   obligations                                          (520,606)     (511,410)
  Cash dividends                                         (60,165)      (78,321)
  Proceeds from sale and leaseback transactions          648,811       290,000
                                                      ----------   -----------
    Net cash provided by financing activities            456,473       826,363
                                                      ----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             (83,953)      260,155
Cash and cash equivalents at beginning of period       1,180,364        50,413
                                                      ----------   -----------
Cash and cash equivalents at end of period            $1,096,411   $   310,568
                                                      ==========   ===========
The accompanying notes are an integral part of
 these statements.

* Restated as described in Note 1.

                            DELTA AIR LINES, INC.
            Notes to Condensed Consolidated Financial Statements
                              December 31, 1993
                                 (Unaudited)


1.  ACCOUNTING AND REPORTING POLICIES:

    The Company's accounting and reporting policies are summarized in Note 1 (page 25) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Stockholders. Certain amounts for fiscal 1993 have been reclassified to conform with the current financial statement presentation. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, except with respect to a restructuring charge as discussed in Note 8, necessary for a fair statement of results for the interim periods.

    Effective July 1, 1992, Delta adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The accompanying financial statements have been restated to reflect the adoption of SFAS 106 and SFAS 109 as of July 1, 1992.

    Effective April 1, 1993, the Company changed its depreciation policy for substantially all of its flight equipment from a straight-line 15-year period, 10% residual value to a straight-line 20-year period, 5% residual value. Also effective April 1, 1993, the Company increased the expected annual return on plan assets associated with defined benefit pension plans from 9% to 10%.


2.  STOCKHOLDERS' EQUITY:

    During the December 1993 quarter, the Company issued 3,410 common shares, at an average price of $56.24 per share, under the Dividend Reinvestment and Stock Purchase Plan and 2,065 common shares, at $60.63 per share, under the 1989 Stock Incentive Plan. Also during the December 1993 quarter, the Company transferred to its treasury 1,293 common shares, at an average price of $58.74 per share, under the 1989 Stock Incentive Plan.

    At December 31, 1993, 5,922,809 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,915,641 common shares were reserved for conversion of the Series B ESOP

     Convertible Preferred Stock; 17,490,494 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,149,072 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.


3.  MARKETABLE EQUITY SECURITIES:

    The Company's investments in Singapore Airlines Limited (Singapore Airlines) and Swissair, Swiss Air Transport Company Ltd. (Swissair) are accounted for under the cost method and are carried at aggregate cost or market value, whichever is lower. At December 31, 1993, the gross unrealized gain on the Company's investment in Singapore Airlines was approximately $115.0 million and the gross unrealized loss on the Company's investment in Swissair was approximately $30.2 million. Since the aggregate market value of these investments exceeds their aggregate cost by $84.8 million, these investments are carried at December 31, 1993 at their aggregate cost of $266.5 million.


4.  INCOME TAXES:

    Income taxes are credited at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and purchase accounting adjustments not deductible for income tax purposes.

    The Company made tax payments in excess of refunds received of $18.2 million during the six months ended December 31, 1993, and received tax refunds in excess of cash income tax payments of $160.4 million during the six months ended December 31, 1992.


5.  CONTINGENCIES:

    On March 6, 1992, Pan Am Corporation and certain of its subsidiaries, debtors-in-possession under the Bankruptcy Code (Pan Am), and the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee), together with the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am, filed a consolidated amended complaint (Complaint) in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The Complaint alleges, among other things, that Delta breached its contractual obligations and promises to participate in the plan of reorganization; violated its duty of good faith and fair dealing; breached its fiduciary duties to Pan Am and its creditors; and acted in bad faith. The plaintiffs are seeking to disallow, or to subordinate to the claims of Pan Am's general unsecured creditors, all claims Delta may have against Pan Am, including the repayment of the $115 million principal amount of debtor-in-possession financing Delta provided to Pan Am; to impose a constructive trust for the benefit of Pan Am's creditors on the profits Delta receives or should have received from the assets Delta purchased from Pan Am under the asset purchase agreement dated July 27, 1991, as amended; to recover at least $2.5 billion in compensatory damages plus punitive damages, costs and attorneys' fees; and to obtain such other relief as the Bankruptcy Court deems appropriate. In addition, the Creditors Committee is seeking, independently and in its own right, unspecified compensatory and punitive damages for, among other things, loss of its potential equity interest in, and loss of employment by Pan Am employees with, a reorganized Pan Am. Several other lawsuits have been filed against Delta relating to its participation in Pan Am's proposed plan of reorganization.

    Delta believes that it complied with all of its obligations to Pan Am and the Creditors Committee and that the actions filed against it are without merit, and it intends to defend these matters vigorously. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity.

    The Company is also a defendant in certain legal actions relating to alleged employment discrimination practices, other matters concerning past and present employees, environmental issues and other matters concerning the Company's business. Given the unsettled status of the law in many of the areas involved, the ultimate outcome of these matters cannot be predicted with certainty. Although the ultimate outcome of these matters could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity.


6.  LONG-TERM DEBT:

    During the December 1993 quarter, the Company issued $219.0 million aggregate principal amount of its Medium-Term Notes, Series B, at interest rates ranging from 7.79% to 8.63% per annum and with maturities ranging from approximately five to twelve years.

    At December 31, 1993, there were no borrowings outstanding under the Company's 1991 and 1992 Bank Credit Agreements. On August 12, 1993, the Company obtained, and there is currently outstanding, a letter of credit under the 1992 Bank Credit Agreement in the amount of $699.1 million to credit enhance the Guaranteed Serial ESOP Notes. This letter of credit is utilizing

    $699.1 million of the available $1 billion commitment under the 1992 Bank Credit Agreement. For additional information regarding Delta's long-term debt, including the 1991 and 1992 Bank Credit Agreements and the Guaranteed Serial ESOP Notes, see Note 3 (page 26) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders.

    During the six months ended December 31, 1993 and 1992, Delta made cash interest payments, net of interest capitalized, of $103.9 million and $79.2 million respectively.


7.  AIRCRAFT PURCHASE AND SALE COMMITMENTS:

    On November 4, 1993, Delta announced that it had reached understandings with The Boeing Company and McDonnell Douglas Corporation to defer delivery of 32 aircraft on firm order that were previously scheduled for delivery in fiscal years 1995 and 1996, to fiscal years after fiscal 1996. These deferrals, which are subject to the completion of definitive agreements with the aircraft manufacturers and related suppliers, would result in a reduction in previously planned aircraft capital expenditures of approximately $1 billion through fiscal year 1996. The following information does not incorporate the foregoing understandings.

    At December 31, 1993, the Company's aircraft fleet, purchase commitments and options were:

                           Current Fleet
                    --------------------------
 Aircraft Type      Owned     Leased     Total     Orders     Options
- --------------      -----     ------     -----     ------     -------

A310-200                3          -         3          -           -
A310-300                -         21        21          -           -
B-727-200             106         31       137          -           -
B-737-200               1         57        58          -           -
B-737-300               2         13        15         52          56
B-757-200              43         41        84          6          38
B-767-200              15          -        15          -           -
B-767-300               2         24        26          2           -
B-767-300ER             7          7        14          5          11
L-1011-1               32          -        32          -           -
L-1011-200              1          -         1          -           -
L-1011-250              6          -         6          -           -
L-1011-500             17          -        17          -           -
MD-11                   3          6         9          6          29
MD-88                  63         57       120          5          55
MD-90                   -          -         -         50          50
                      ---        ---       ---        ---         ---
                      301        257       558        126         239
                      ===        ===       ===        ===         ===

    The aircraft orders include 22 B-737-300 aircraft and 24 MD-90 aircraft scheduled for delivery after fiscal 1996 that are subject to reconfirmation by Delta. The MD-88 options may be converted to

    MD-90 options at Delta's election. The B-737-300 orders and options may be converted to B-737-400 or B-737-500 orders at Delta's election, and the B-767-300ER options may be converted to B-767-300 options, also at Delta's election.

    During the December 1993 quarter, Delta accepted delivery of five A310-300 aircraft, two MD-11 aircraft, and two MD-88 aircraft. The Company sold and leased back, under operating leases, five A310-300 aircraft and sold three B-737-300 aircraft. Also during the quarter, the Company returned to lessors, or removed from service pending return to lessors, eight B-727-200 aircraft, four A310-200 aircraft and two MD-11 aircraft.

    Future expenditures for aircraft and engines on firm order at December 31, 1993, are estimated to be $3.0 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:


   Years Ending                             Amount
     June 30                            (In Millions)
   ------------                         -------------
Six months ending June 30, 1994......         $  330
1995.................................          1,050
1996.................................            950
1997.................................            400
1998.................................            220
After 1998...........................             80
                                              ------

  Total                                       $3,030
                                              ======


8.  RESTRUCTURING CHARGE:

    On August 23, 1993, Delta announced an early retirement program for up to approximately 3,100 eligible personnel in selected departments of the Company, for retirements effective on November 1, 1993. During the December 1993 quarter, the Company recorded an operating charge of $112.3 million, relating to the curtailment loss and special termination benefits for approximately 1,500 employees who elected to retire under this program.
    This charge is shown as a restructuring charge in the Company's Consolidated Statements of Operations and as an increase to Postretirement Benefits and Other Noncurrent liabilities in the Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
        of Operations
        -------------

FINANCIAL CONDITION

During the six months ended December 31, 1993, Delta invested $844.8 million in flight equipment, and $86.1 million in ground property and equipment; made payments of $520.6 million on long-term debt and capital lease obligations; and paid $60.2 million in cash dividends. The principal sources of these funds were $648.8 million in proceeds from aircraft sale and leaseback transactions, $297.2 million in cash from operations, $224.5 million of long-term borrowings, $163.5 million in short-term borrowings, and $93.2 million in proceeds from the sale of flight equipment. Cash and cash equivalents totaled $1.096 billion at December 31, 1993, compared to $1.180 billion at June 30, 1993.

At December 31, 1993 and June 30, 1993, long-term debt and capital lease obligations, including current maturities, totaled $3.48 billion and $3.76 billion, respectively. Stockholders' equity was $1.79 billion at December 31, 1993, compared to $1.91 billion at June 30, 1993. The Company's debt-to-equity position at December 31, 1993, and June 30, 1993, excluding short-term borrowings, was 66% debt and 34% equity.

At December 31, 1993, there were outstanding $432.0 million principal amount of Guaranteed Serial ESOP Notes (ESOP Notes) guaranteed by Delta. The terms of the ESOP Notes require Delta to purchase the ESOP Notes at the option of the holders thereof if the credit rating of Delta's long-term senior unsecured debt falls below certain levels (Purchase Event), unless Delta obtains within a specified period of a Purchase Event certain credit enhancements (Approved Credit Enhancement) that result in the ESOP Notes being rated A3 or higher by Moody's Investors Service (Moody's) and A- or higher by Standard & Poor's (S&P) (Required Ratings). As a result of Moody's rating action on May 11, 1993, a Purchase Event occurred, and Delta became obligated to purchase on September 15, 1993, any ESOP Notes properly tendered to it. On August 12, 1993, Delta obtained an Approved Credit Enhancement in the form of a letter of credit in the amount of $699.1 million under its 1992 Bank Credit Agreement. Due to the issuance of the letter of credit, the ESOP Notes received the Required Ratings. Although Delta no longer has an obligation to purchase the ESOP Notes as a result of the Purchase Event that occurred on May 11, 1993, there can be no assurance that Delta will not be required to purchase the ESOP Notes at a later date. For additional information regarding the ESOP Notes, Delta's purchase obligation with respect thereto and the letter of credit that Delta obtained to credit enhance the ESOP Notes, see Note 3 (page 26) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders.

At December 31, 1993, the Company had negative working capital of $285.4 million, compared with negative working capital of $196.9 million at June 30, 1993. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through cash reserves, internally generated funds, debt financings and proceeds from asset sales and sale and leaseback transactions. At December 31, 1993, there were no borrowings outstanding under the Company's 1991 and 1992 Bank Credit Agreements. However, as discussed above, there is currently outstanding a letter of credit under the 1992 Bank Credit Agreement in the amount of $699.1 million to credit enhance the ESOP Notes. At December 31, 1993, the Company had $300 million of credit available under its 1992 Bank Credit Agreement, and $500 million available under its 1991 Bank Credit Agreement, subject to compliance with certain conditions.

During 1991, Delta provided certain debtor-in-possession financing to Pan Am (DIP Loan). At December 31, 1993, there was outstanding and reflected as an asset in the Company's Consolidated Balance Sheets the $115 million principal amount of the DIP Loan plus accrued interest of $22.6 million. Delta believes the book value of the DIP Loan as recorded in the Company's Consolidated Balance Sheets approximates its fair value. For additional information concerning the DIP Loan, including certain litigation relating thereto, see Notes 14 and 15 (page 33) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders and "Item 1. - Legal Proceedings" in Part II of this Form 10-Q.

During the December 1993 quarter, the Company recorded an operating charge of $112.3 million, relating to the early retirement of approximately 1,500 personnel, effective November 1, 1993. For additional information related to this charge, see Note 8.

At its regular meeting on January 27, 1994, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable March 1, 1994, to stockholders of record on February 9, 1994.

On November 4, 1993, Delta announced that it had reached understandings with The Boeing Company and McDonnell Douglas Corporation to defer delivery of 32 aircraft on firm order that were previously scheduled for delivery in fiscal years 1995 and 1996, to fiscal years after fiscal 1996. These deferrals, which are subject to the completion of definitive agreements with the aircraft manufacturers and related suppliers, would result in a reduction in previously planned aircraft capital expenditures of approximately $1 billion through fiscal year 1996.

The Omnibus Budget Reconciliation Act signed into law on August 10, 1993, imposes a 4.3 cents per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. This new fuel tax will become effective October 1, 1995. Based on Delta's fiscal 1993 domestic fuel requirement of 1.82 billion gallons, the new fuel tax, when effective, is expected to increase Delta's operating expenses by approximately $78.3 million annually.

RESULTS OF OPERATIONS


Three Months Ended December 31, 1993 and 1992
- ---------------------------------------------

For the quarter ended December 31, 1993, Delta recorded an unaudited net loss of $141,040,000 ($3.36 primary and fully diluted loss per common share after preferred stock dividend requirements) and a loss from operations of $180,156,000. In the December 1992 quarter, the Company recorded a net loss of $144,388,000 ($3.46 primary and fully diluted loss per common share after preferred stock dividend requirements) and a loss from operations of $227,156,000. The losses in the December 1993 quarter are primarily due to domestic and international discount fare promotions, weak economic conditions in much of Europe, particularly in Germany where Delta operates a hub in Frankfurt, and a $112.3 million restructuring charge for costs associated with an early retirement program under which approximately 1,500 employees elected to retire effective November 1, 1993. Excluding the effect of the restructuring charge, the Company's net loss totaled $71,425,000 ($1.97 primary and fully diluted loss per common share after preferred stock dividend requirements), and the loss from operations was $67,868,000, for the three months ended December 31, 1993.

Operating revenues in the December 1993 quarter totaled $3.02 billion, an increase of 5% from $2.87 billion recorded in the December 1992 quarter. Passenger revenue increased 4% to $2.74 billion, the result of a 6% increase in revenue passenger miles, partially offset by a 2% decline in the passenger mile yield. The increase in revenue passenger miles is attributable to domestic and international discount fare promotions, which negatively affected the passenger mile yield; traffic growth in international markets; and a strike against a major competitor from November 18, 1993, through November 22, 1993. Cargo revenue rose 14% to $206.3 million, the result of a 12% increase in cargo ton miles and a 2% increase in ton mile yield. All other revenue grew 20% to $68.5 million, mainly due to an increase in fees collected for passenger ticket changes and higher revenues from certain marketing programs.

Operating expenses were $3.20 billion in the December 1993 quarter, up 3% from the December 1992 quarter. Operating capacity decreased less than 1% to 32.77 billion available seat miles. Salaries and related expenses decreased 5%, the result of a 5% wage reduction for domestic non-contract personnel effective February 1, 1993, lower employee benefit costs, and a 4% decrease in the average level of employment, primarily due to the early retirement program described above. Aircraft fuel expense decreased 8%, as fuel gallons consumed increased 1% while the average fuel cost per gallon declined 9% to 58.71 cents per gallon, Delta's lowest average fuel price per gallon in a December quarter since 1988. Passenger commissions rose 9%, largely due to passenger revenue growth, primarily in international markets. Aircraft rent expense rose 3%, due to additional leased aircraft in the fleet, partially offset by the return of certain aircraft to lessors.

Depreciation and amortization expense decreased 9%, primarily the result of a change in the Company's depreciation policy, effective April 1, 1993, increasing the depreciable lives of substantially all of Delta's flight equipment from 15 to 20 years, partially offset by the purchase of additional owned flight and ground equipment. Passenger service expense decreased 1%, the result of cost control programs implemented during fiscal 1993. Aircraft maintenance materials and repairs expense declined 12%, primarily due to lower airframe and outside repairs expense. Facilities and other rent expense increased 9%, due to additional passenger and maintenance facilities and higher rental rates.
Landing fees rose less than 1%. All other operating expenses were up 16%, largely the result of growth in cargo and passenger traffic, primarily in international markets.

During the December 1993 quarter, the Company recorded a $112.3 million restructuring charge for costs associated with the early retirement program, accepted by approximately 1,500 employees and completed November 1, 1993.

Nonoperating expense totaled $44.9 million in the December 1993 quarter, compared to nonoperating income of $796,000 in the December 1992 quarter. Net interest expense grew $29.0 million, reflecting a higher average level of outstanding debt and lower capitalized interest resulting from a decline in the balance of advance payments for aircraft. The Company recorded pretax gains on the disposition of flight equipment of $398,000 in the December 1993 quarter, compared to $31.0 million in the December 1992 quarter. Miscellaneous income was $21.6 million in the December 1993 quarter compared to $7.7 million in the December 1992 quarter due to increased income from short-term investments and increased income from investments in affiliated companies.

The $225.0 million pretax loss for the December 1993 quarter was reduced by an income tax benefit of $83.6 million and by the amortization of investment tax credits totaling $348,000. Dividends on Series C Convertible Preferred Stock and Series B ESOP Convertible Preferred Stock totaled $27.6 million.


Six Months Ended December 31, 1993 and 1992
- -------------------------------------------

For the six months ended December 31, 1993, Delta recorded an unaudited net loss of $80,691,000 ($2.71 primary and fully diluted loss per common share after preferred stock dividend requirements), and a loss from operations of $58,617,000. In the six months ended December 31, 1992, the Company recorded a net loss of $269,583,000 ($6.53 primary and fully diluted loss per common share after preferred stock dividend requirements) before a $587,144,000 ($11.81 primary and fully diluted loss per common share) charge for the cumulative effect of the Company's adoption, effective July 1, 1992, of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 109, "Accounting for Income Taxes." The loss from operations for the six months ended December 31, 1992 totaled
$421,896,000. The losses for the six months ended December 31, 1993, are mainly due to domestic and international discount fare promotions, weak economic conditions in much of Europe, and a $112.3 million restructuring charge for costs associated with the early retirement program discussed above. Excluding the effect of the restructuring charge, the Company's net loss totaled $11,076,000 ($1.32 primary and fully diluted loss per common share after preferred stock dividend requirements), and income from operations was $53,671,000, for the six months ended December 31, 1993.

Operating revenues for the six months ended December 31, 1993, rose 5% to $6.24 billion. Passenger revenue increased 5% to $5.72 billion, due to 1% growth in revenue passenger miles and a 4% increase in the passenger mile yield. During the six months ended December 31, 1992, the passenger mile yield was depressed by substantial fare reductions initiated by another airline and matched by Delta and other carriers. Cargo revenue increased 8% to $381.4 million, the result of an 8% increase in cargo ton miles. All other revenue increased $18.6 million, mainly due to an increase in fees collected for passenger ticket changes and higher revenues from certain marketing programs.

Operating expenses for the six months ended December 31, 1993 decreased 1% to $6.30 billion. Operating capacity grew 1% to 67.60 billion available seat miles. Salaries and related costs decreased 5%, the result of a 5% wage reduction for domestic non-contract personnel effective February 1, 1993, lower employee benefit costs, and a 5% decrease in the average number of employees, primarily due to the early retirement program discussed above. Aircraft fuel expense decreased 10%, as fuel gallons consumed rose 1% and the average fuel cost per gallon dropped 11% to 57.94 cents, Delta's lowest average fuel price per gallon for any six month period ending December 31 since 1988. Passenger commissions increased 6%, largely due to passenger revenue growth primarily in the international markets. Aircraft rent increased 5% due to additional leased aircraft in the fleet, partially offset by the return of certain aircraft to lessors. Depreciation and amortization expense in the six months ended December 31, 1993, decreased 11%, primarily the result of a change in the Company's depreciation policy, effective April 1, 1993, increasing the depreciable lives of substantially all of Delta's flight equipment from 15 to 20 years, partially offset by the purchase of additional owned flight and ground equipment. Passenger service expense decreased 7%, the result of cost control programs implemented during fiscal 1993. Aircraft maintenance materials and repairs expense declined 15%, primarily due to lower airframe and outside repairs expense. Facilities and other rents increased 3%, the result of new passenger and maintenance facilities and higher rental rates. Landing fees decreased 2% due to certain rate adjustments. All other expenses were up 8%, the result of growth in cargo and passenger traffic, primarily in international markets.

During the six months ended December 31, 1993, Delta recorded a $112.3 million restructuring charge for costs associated with the early retirement program discussed above.

Nonoperating expense totaled $87.6 million in the six months ended December 31, 1993, compared to $1.0 million in the six months ended December 31, 1992. Net interest expense grew $58.8 million, reflecting a higher average level of outstanding debt and lower capitalized interest resulting from a decline in the balance of advance payments for aircraft. The Company recorded pretax gains on the disposition of flight equipment of $1.4 million in the six months ended December 31, 1993, compared to $50.4 million in the six months ended December 31, 1992. Miscellaneous income was $46.0 million in the six months ended December 31, 1993, compared to $24.8 million in the six months ended December 31, 1992, due to increased income from short-term investments and increased income from investments in affiliated companies.

The $146.2 million pretax loss for the six months ended December 31, 1993, was reduced by an income tax benefit of $64.8 million and by the amortization of investment tax credits totaling $766,000. This benefit reflects a net income tax credit, booked in the September 1993 quarter, of $12.8 million due to an increase in the federal tax rate from 34% to 35%. This tax credit resulted from the Company's cumulative deferred tax assets exceeding its cumulative deferred tax liabilities. Dividends on Series C Convertible Preferred Stock and Series B ESOP Convertible Preferred Stock totaled $55.2 million for the six months ended December 31, 1993.

                            ARTHUR ANDERSEN & CO.




                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) as of December 31, 1993 and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 1993 and 1992, and the consolidated statements of cash flows for the six-month periods ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Delta Air Lines, Inc. as of June 30, 1993 (not presented herein), and in our report dated August 13, 1993, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Arthur Andersen & Co.
- -----------------------------

Atlanta, Georgia
February 11, 1994

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

Litigation Relating to Delta's Participation in Pan Am's Plan of Reorganization
- -------------------------------------------------------------------------------

Pan Am, the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee) and others have filed legal actions against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The following discussion of recent developments regarding that litigation supplements the discussion set forth on pages 10-13 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (1993 Form 10-K) and page 18 of Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

As previously reported, Pan Am, the Creditors Committee and the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am (Ad Hoc Committee) filed a consolidated amended complaint in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) against Delta. On December 23, 1993, the United States District Court for the Southern District of New York (District Court) granted Delta's motion requesting that Court (before which are pending the two lawsuits filed against Delta by former Pan Am employees which are described below and on pages 12-13 of the 1993 Form 10-K), rather than the Bankruptcy Court, to conduct the trial of this action. The District Court has indicated it plans to begin the trial of these three actions in May, 1994. The discovery deadline in these cases is February 28, 1994. On February 7, 1994, Pan Am, the Creditors Committee and the Ad Hoc Committee requested the
District Court to order a trial by jury or, alternatively, a trial by an advisory jury, of their lawsuit against Delta.

As previously reported, a purported class action complaint was filed against Delta in the District Court by former Pan Am employees who allege, among other things, that they were intended third-party beneficiaries of Delta's agreement with Pan Am to participate in Pan Am's proposed plan of reorganization. On December 14, 1993, the District Court denied plaintiffs' motion requesting the District Court to reconsider its order denying plaintiffs' motion for class action certification or, alternatively, to permit an immediate appeal of that order.

As previously reported, on September 10, 1992, a lawsuit was filed against Delta in the District Court by approximately 120 former Pan Am pilots who make allegations and claims similar to those asserted in the purported class action complaint by former Pan Am employees described in the preceding paragraph.

As previously reported, Delta filed a motion requesting the Bankruptcy Court to order Pan Am to repay to Delta the outstanding principal amount of the DIP Loan plus certain accrued interest; the Bankruptcy Court consolidated this motion with the lawsuit described above filed against Delta by Pan Am, the Creditors Committee and the Ad Hoc Committee; and Delta appealed this ruling to the District Court. On

December 27, 1993, the District Court remanded this matter to the Bankruptcy Court for (1) a statement of reasons for the Bankruptcy Court's ruling; and (2) reconsideration. The Bankruptcy Court has not yet taken any action on this remand.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits:

      10. Amendment dated October 28, 1993, to the Employment Agreement dated July 29, 1987, between Delta and Mr. Ronald W. Allen

      11.  Statement regarding computation of per share earnings

      12.  Statement regarding computation of ratio of earnings to fixed charges

      15. Letter from Arthur Andersen & Co. regarding unaudited interim financial information

(b)  Reports on Form 8-K:

     During the quarter ended December 31, 1993, Delta filed the following Current Reports on Form 8-K:

     (1) Form 8-K, dated November 17, 1993, regarding the filing of the Company's By-Laws and Certificate of Incorporation, as amended through October 28, 1993, as well as certain exhibits to the Company's Registration Statement on Form S-3 (File No. 33-50175) in connection with an offering of $129.8 million aggregate principal amount of Pass Through Certificates.

     (2) Form 8-K, dated December 1, 1993, and Form 8-K/A, dated December 1, 1993, regarding the filing of certain exhibits to the Company's Registration Statement on Form S-3 (File No. 33-50175) in connection with an offering of $222.6 million aggregate principal amount of the Company's Medium-Term Notes, Series B.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Delta Air Lines, Inc.
                                            ------------------------------------
                                                       (Registrant)



                                            By:    /s/ Thomas J. Roeck, Jr.
                                            ------------------------------------
                                                       Thomas J. Roeck, Jr.
                                            Senior Vice President - Finance and
                                                  Chief Financial Officer


February 11, 1994
- -----------------
    (Date)