Form 10-Q
period 1994-03-31
DELTA AIR LINES INC /DE/
filed 1994-05-16
CIK 27904

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q



        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 1994

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



         Number of shares outstanding by each class of common stock, as of April 30, 1994:


        Common Stock, $3.00 par value - 50,449,807 shares outstanding

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- - ----------------------------

                            DELTA AIR LINES, INC.
                   Consolidated Balance Sheets (Unaudited)
                               (In Thousands)

                                             March 31      June 30
ASSETS                                         1994         1993
- - -------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                $ 1,413,538  $ 1,180,364
  Accounts receivable, net                     584,969    1,002,202
  Notes receivable                             243,566       22,667
  Refundable income taxes                       12,243       29,936
  Maintenance and operating supplies            70,983       90,593
  Deferred income taxes                        196,344      173,224
  Prepaid expenses and other                   241,398      322,934
                                           -----------  -----------
    Total current assets                     2,763,041    2,821,920
                                           -----------  -----------

PROPERTY AND EQUIPMENT:
  Flight equipment owned                     9,236,860    9,042,876
    Less:  Accumulated depreciation          3,806,737    3,559,084
                                           -----------  -----------
                                             5,430,123    5,483,792
                                           -----------  -----------

  Flight equipment under capital leases        173,284      173,284
    Less:  Accumulated amortization            139,024      128,572
                                           -----------  -----------
                                                34,260       44,712
                                           -----------  -----------

  Ground property and equipment              2,428,994    2,372,587
    Less:  Accumulated depreciation          1,254,395    1,143,087
                                           -----------  -----------
                                             1,174,599    1,229,500
                                           -----------  -----------


  Advance payments for equipment               239,347      382,741
                                           -----------  -----------
                                             6,878,329    7,140,745
                                           -----------  -----------


OTHER ASSETS:
  Marketable equity securities, net            266,504      265,124
  Deferred income taxes                        603,984      504,645
  Investments in associated companies          214,071      202,176
  Cost in excess of net assets acquired        285,035      291,579
  Leasehold and operating rights, net          257,537      305,801
  Non-operating property, net                  197,216       72,227
  Long-term receivables and other              241,476      266,806
                                           -----------  -----------
                                             2,065,823    1,908,358
                                           -----------  -----------

                                           $11,707,193  $11,871,023
                                           ===========  ===========

The accompanying notes are an integral part of these balance sheets.

                            DELTA AIR LINES, INC.
                   Consolidated Balance Sheets (Unaudited)
                     (In Thousands except Share Amounts)

                                                                  March 31       June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                                1994          1993
- - -----------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                          $    34,418   $    34,843
  Current obligations under capital leases                           12,020        12,307
  Accounts payable and accrued liabilities                        1,509,547     1,382,304
  Air traffic liability                                           1,114,370     1,189,883
  Vacation liability                                                169,488       194,174
  Accrued rent                                                      183,071       200,471
  Accrued income taxes                                                6,501         4,849
                                                                -----------   -----------
    Total current liabilities                                     3,029,415     3,018,831
                                                                -----------   -----------

NONCURRENT LIABILITIES:
  Long-term debt                                                  3,350,720     3,619,473
  Postretirement benefits                                         1,520,921     1,381,347
  Capital leases                                                     87,272        97,199
  Accrued rent                                                      519,890       439,871
  Other                                                             310,753       222,512
                                                                -----------   -----------
                                                                  5,789,556     5,760,402
                                                                -----------   -----------

DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions                  997,267       990,703
  Manufacturers credits                                             104,449       103,395
  Unamortized investment tax credits                                    388         1,432
  Other                                                                 405           834
                                                                -----------   -----------
                                                                  1,102,509     1,096,364
                                                                -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock,
   $1.00 par value, $72.00 stated and liquidation value;
   issued and outstanding 6,884,800 shares at March 31,
   1994 and 6,913,171 shares at June 30, 1993                       495,706       497,740
  Less: Unearned compensation under
   employee stock ownership plan                                    393,115       415,419
                                                                -----------   -----------
                                                                    102,591        82,321
                                                                -----------   -----------

STOCKHOLDERS' EQUITY:
  Series C Convertible Preferred Stock,
   $1.00 par value, $50,000 liquidation preference;
   Issued and outstanding 23,000 shares at March 31, 1994
   and June 30, 1993                                                     23            23
  Common stock, $3.00 par value;
   Authorized, 150,000,000 shares;
   Issued 54,463,887 shares at March 31, 1994
   and 54,450,286 shares at June 30, 1993                           163,392       163,351
  Additional paid-in capital                                      2,012,570     2,011,879
  Retained earnings (deficit)                                      (209,280)       35,907
  Less: Net unrealized loss on noncurrent
         marketable equity securities                                     -           855
        Treasury stock at cost, 4,185,647 shares at
         March 31, 1994 and 4,386,445 shares at June 30, 1993       283,583       297,200
                                                                -----------   -----------
                                                                  1,683,122     1,913,105
                                                                -----------   -----------

                                                                $11,707,193   $11,871,023
                                                                ===========   ===========

The accompanying notes are an integral part of these balance sheets.

                             DELTA AIR LINES, INC.
               Consolidated Statements of Operations (Unaudited)
                       (In Thousands, except Per Share)

                                                             Three Months Ended
                                                                  March 31
                                                         -------------------------
                                                             1994         1993 *
                                                         -----------   -----------
OPERATING REVENUES:
  Passenger                                              $ 2,691,292   $ 2,709,031
  Cargo                                                      186,915       168,418
  Other, net                                                  64,765        49,181
                                                         -----------   -----------
    Total operating revenues                               2,942,972     2,926,630
                                                         -----------   -----------
OPERATING EXPENSES:
  Salaries and related costs                               1,144,716     1,199,733
  Aircraft fuel                                              330,617       366,083
  Passenger commissions                                      310,716       298,457
  Aircraft rent                                              181,993       184,297
  Depreciation and amortization                              169,747       195,027
  Passenger service                                          126,552       126,757
  Aircraft maintenance materials and repairs                 102,182       122,026
  Facilities and other rent                                   97,866        88,780
  Landing fees                                                63,964        63,332
  Restructuring charges                                           --        82,500
  Other                                                      481,829       410,442
                                                         -----------   -----------
    Total operating expenses                               3,010,182     3,137,434
                                                         -----------   -----------
OPERATING LOSS                                               (67,210)     (210,804)
                                                         -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense                                           (75,656)      (62,381)
  Interest capitalized                                         8,156        13,419
                                                         -----------   -----------
                                                             (67,500)      (48,962)
  Gain (loss) on disposition of flight equipment                (120)       12,756
  Interest income                                             11,658         5,421
  Miscellaneous income (loss), net                              (323)        3,003
                                                         -----------   -----------
                                                             (56,285)      (27,782)
                                                         -----------   -----------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                              (123,495)     (238,586)
INCOME TAXES CREDITED, NET                                    45,613        86,271
                                                         -----------   -----------
LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                      (77,882)     (152,315)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES, NET OF TAX                                             --            --
                                                         -----------   -----------
NET LOSS                                                     (77,882)     (152,315)
PREFERRED STOCK DIVIDENDS                                    (27,531)      (27,606)
                                                         -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $  (105,413)  $  (179,921)
                                                         ===========   ===========
PRIMARY AND FULLY DILUTED PER SHARE AMOUNTS:
  Loss before cumulative effect of accounting changes    $     (2.10)  $     (3.61)
  Cumulative effect of accounting changes                         --            --
                                                         -----------   -----------
                                                         $     (2.10)  $     (3.61)
                                                         ===========   ===========
WEIGHTED AVERAGE SHARES USED
  IN PER SHARE COMPUTATION                                50,256,860    49,872,116
DIVIDENDS PAID PER COMMON SHARE                                $0.05         $0.05
                                                         ===========   ===========

The accompanying notes are an integral part of these statements.
* Restated as described in Note 1.


                            DELTA AIR LINES, INC.
                             Statistical Summary
                                 (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                      -----------------------
                                                         1994         1993 *
                                                      ----------   ----------
Available Seat Miles (000)                            31,384,928   31,692,578
Available Ton Miles (000)                              4,349,273    4,343,944
Revenue Passengers Enplaned                           20,494,686   19,307,535
Revenue Passenger Miles (000)                         19,398,604   18,279,976
Cargo Ton Miles (000)                                    337,636      304,127
Revenue Ton Miles (000)                                2,278,167    2,132,601
Passenger Load Factor                                     61.81%       57.68%
Breakeven Load Factor                                     63.35%       62.17%
Fuel Gallons Consumed (000)                              607,394      603,324
Average Price Per Fuel Gallon                             54.43c       60.68c
Cost Per Available Seat Mile                               9.59c        9.90c
Cost Per Available Seat Mile -
  Excluding Restructuring Charges                          9.59c        9.64c
Passenger Mile Yield                                      13.87c       14.82c
Operating Revenue Per Available Seat Mile                  9.38c        9.23c

* Restated as described in Note 1.


                            DELTA AIR LINES, INC.
              Consolidated Statements of Operations (Unaudited)
                      (In Thousands, except Per Share)

                                                              Nine Months Ended
                                                                  March 31
                                                         -------------------------
                                                             1994         1993 *
                                                         -----------   -----------
OPERATING REVENUES:
  Passenger                                              $ 8,411,042   $ 8,178,109
  Cargo                                                      568,342       520,988
  Other, net                                                 200,282       166,072
                                                         -----------   -----------
    Total operating revenues                               9,179,666     8,865,169
                                                         -----------   -----------
OPERATING EXPENSES:
  Salaries and related costs                               3,451,478     3,624,443
  Aircraft fuel                                            1,085,536     1,208,854
  Passenger commissions                                      973,152       924,109
  Aircraft rent                                              559,432       543,524
  Depreciation and amortization                              507,768       575,007
  Passenger service                                          397,880       418,122
  Aircraft maintenance materials and repairs                 304,957       361,378
  Facilities and other rent                                  283,660       268,777
  Landing fees                                               193,856       195,326
  Restructuring charges                                      112,288        82,500
  Other                                                    1,435,485     1,295,830
                                                         -----------   -----------
    Total operating expenses                               9,305,492     9,497,870
                                                         -----------   -----------
OPERATING LOSS                                              (125,826)     (632,701)
                                                         -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense                                          (228,972)     (175,822)
  Interest capitalized                                        26,462        50,630
                                                         -----------   -----------
                                                            (202,510)     (125,192)
  Gain on disposition of flight equipment                      1,292        63,118
  Interest income                                             37,550        16,165
  Miscellaneous income, net                                   19,789        17,095
                                                         -----------   -----------
                                                            (143,879)      (28,814)
                                                         -----------   -----------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                              (269,705)     (661,515)
INCOME TAXES CREDITED, NET                                   111,132       239,618
                                                         -----------   -----------

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                     (158,573)     (421,897)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES, NET OF TAX                                              -      (587,144)
                                                         -----------   -----------
NET LOSS                                                    (158,573)   (1,009,041)
PREFERRED STOCK DIVIDENDS                                    (82,713)      (82,815)
                                                         -----------   -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $  (241,286)  $(1,091,856)
                                                         ===========   ===========

PRIMARY AND FULLY DILUTED PER SHARE AMOUNTS:
  Loss before cumulative effect of accounting changes    $     (4.81)  $    (10.14)
  Cumulative effect of accounting changes                          -        (11.80)
                                                         -----------   -----------
                                                         $     (4.81)  $    (21.94)
                                                         ===========   ===========

WEIGHTED AVERAGE SHARES USED
 IN PER SHARE COMPUTATION                                 50,210,671    49,773,099
DIVIDENDS PAID PER COMMON SHARE                                $0.15         $0.65
                                                         ===========   ===========

The accompanying notes are an integral part of these statements.
* Restated as described in Note 1.

                            DELTA AIR LINES, INC.
                             Statistical Summary
                                 (Unaudited)

                                                         Nine Months Ended
                                                             March 31
                                                      -----------------------
                                                         1994        1993 *
                                                      ----------   ----------
Available Seat Miles (000)                            98,980,635   98,649,649
Available Ton Miles (000)                             13,737,694   13,539,270
Revenue Passengers Enplaned                           64,708,663   63,574,675
Revenue Passenger Miles (000)                         63,073,914   61,501,735
Cargo Ton Miles (000)                                  1,024,361      938,804
Revenue Ton Miles (000)                                7,337,645    7,093,386
Passenger Load Factor                                     63.72%       62.34%
Breakeven Load Factor                                     64.68%       67.17%
Fuel Gallons Consumed (000)                            1,910,376    1,892,167
Average Price Per Fuel Gallon                             56.82c       63.89c
Cost Per Available Seat Mile                               9.40c        9.63c
Cost Per Available Seat Mile -
  Excluding Restructuring Charges                          9.29c        9.54c
Passenger Mile Yield                                      13.34c       13.30c
Operating Revenue Per Available Seat Mile                  9.27c        8.99c

* Restated as described in Note 1.


                            DELTA AIR LINES, INC.
              Consolidated Statements of Cash Flows (Unaudited)
                               (In Thousands)

                                                                   Nine Months Ended
                                                                       March 31
                                                              --------------------------
                                                                 1994           1993 *
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                    $  (158,573)   $(1,009,041)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
     Cumulative effect of accounting changes                            -        587,144
     Depreciation and amortization                                507,768        627,507
     Deferred income taxes                                        (93,138)      (202,238)
     Amortization of investment tax credits                        (1,044)        (2,338)
     Amortization of deferred gain on sale and
      leaseback transactions                                      (44,546)       (42,317)
     Gain on disposition of flight equipment                       (1,292)       (63,118)
     Rental expense in excess of payments                          62,619         34,213
     Pension expense in excess of (less than) funding              (4,902)        30,036
     Compensation under ESOP                                       24,128         21,971
     Postretirement benefits                                      139,574         96,768
  Changes in certain assets and liabilities:
     Decrease in receivables                                      214,027        255,339
     Decrease (increase) in other current assets                   78,026        (16,593)
     Decrease in air traffic liability                            (75,513)      (179,564)
     Increase in accounts payable and accrued liabilities         127,243        202,055
     Decrease in other payables                                   (23,034)        (3,910)
     Increase in other noncurrent liabilities                      93,143         15,303
  Other, net                                                       27,973        (63,315)
                                                              -----------    -----------
    Net cash provided by operating activities                     872,459        287,902
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions:
    Flight equipment, including advance payments                 (884,893)      (962,788)
    Ground property and equipment                                (120,349)      (125,443)
  Proceeds from sale of flight equipment                           96,164         81,257
  Investment in associated companies                                  (82)          (744)
                                                              -----------    -----------
    Net cash used in investing activities                        (909,160)    (1,007,718)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net                                      -      1,126,000
  Issuance of common stock                                            607          1,222
  Long-term borrowings                                            226,200        675,000
  Net short-term borrowings (repayments)                                -       (795,206)
  Payments on long-term debt and capital lease obligations       (522,940)      (513,101)
  Cash dividends                                                  (82,803)      (100,940)
  Proceeds from sale and leaseback transactions                   648,811        455,156
                                                              -----------    -----------
    Net cash provided by financing activities                     269,875        848,131
                                                              -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         233,174        128,315
Cash and cash equivalents at beginning of period                1,180,364         50,413
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $ 1,413,538    $   178,728
                                                              ===========    ===========

The accompanying notes are an integral part of these statements.

* Restated as described in Note 1.

                            DELTA AIR LINES, INC.
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1994
                                 (Unaudited)



1.  ACCOUNTING AND REPORTING POLICIES:

    The Company's accounting and reporting policies are summarized in Note 1 (page 25) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Stockholders. Certain amounts for fiscal 1993 have been reclassified to conform with the current financial statement presentation. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, except with respect to the restructuring charges as discussed in Note 9, necessary for a fair statement of results for the interim periods.

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


2.  STOCKHOLDERS' EQUITY:

    During the March 1994 quarter, the Company issued 3,316 common shares, at an average price of $52.41 per share, under the Dividend Reinvestment and Stock Purchase Plan. Also during the March 1994 quarter, the Company transferred from its treasury 67,038 common shares, at an average cost of $67.75 per share, to the Delta Family-Care Savings Plan and 24 common shares, at an average cost of $67.75 per share, under the 1989 Stock Incentive Plan.

    At March 31, 1994, 5,922,785 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,905,781 common shares were reserved for conversion of the Series B ESOP

    Convertible Preferred Stock; 17,490,494 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,149,072 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.


3.  MARKETABLE EQUITY SECURITIES:

    The Company's investments in Singapore Airlines Limited (Singapore Airlines) and Swissair, Swiss Air Transport Company Ltd. (Swissair) are accounted for under the cost method and are carried at aggregate cost or market value, whichever is lower. At March 31, 1994, the gross unrealized gain on the Company's investment in Singapore Airlines was approximately $71.9 million and the gross unrealized loss on the Company's investment in Swissair was approximately $29.3 million. Since the aggregate market value of these investments exceeds their aggregate cost by $42.6 million, these investments are carried at their aggregate cost of $266.5 million at March 31, 1994.


4.  INCOME TAXES:

    Income taxes are credited at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and purchase accounting adjustments not deductible for income tax purposes. During the nine months ended March 31, 1994 and 1993, Delta received refunds in excess of cash income tax payments of $13.3 million and $161.0 million, respectively.


5.  CONTINGENCIES:

    On March 6, 1992, Pan Am Corporation and certain of its subsidiaries, debtors-in-possession under the Bankruptcy Code (Pan Am), and the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee), together with the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am, filed a consolidated amended complaint (Complaint) against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The Complaint alleges, among other things, that Delta breached its contractual obligations and promises to participate in the plan of reorganization; violated its duty of good faith and fair dealing; breached its fiduciary duties to Pan Am and its creditors; and acted in bad faith. The plaintiffs are seeking to disallow, or to subordinate to the claims of Pan Am's general unsecured creditors, all claims Delta may have against Pan Am, including the repayment of the $115.0 million principal amount of debtor-in-possession financing Delta provided to Pan Am; to impose a constructive trust for the benefit of Pan Am's creditors on the profits Delta receives or should have received from the assets Delta purchased from Pan Am under the asset purchase agreement dated July 27, 1991, as amended; to recover at least $2.5 billion in compensatory damages plus punitive damages, costs and attorneys' fees; and to obtain such other relief as the Court deems appropriate. In addition, the Creditors Committee is seeking, independently and in its own right, unspecified compensatory and punitive damages for, among other things, loss of its potential equity interest in, and loss of employment by Pan Am employees with, a reorganized Pan Am. The trial of this lawsuit in the United States District Court for the Southern District of New York began on May 4, 1994. It is expected to be completed in May or June 1994, and the District Court will issue its decision some time after the end of the trial. Several other lawsuits have been filed against Delta relating to its participation in Pan Am's proposed plan of reorganization.

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


6.  LONG-TERM DEBT:

    At March 31, 1994, there were no borrowings outstanding under the Company's 1991 and 1992 Bank Credit Agreements. On August 12, 1993, the Company obtained, and there is currently outstanding, a letter of credit under the 1992 Bank Credit Agreement in the amount of $699.1 million to credit enhance the Guaranteed Serial ESOP Notes. This letter of credit is utilizing $699.1 million of the available $1 billion commitment under the 1992 Bank Credit Agreement. For additional information regarding Delta's long-term debt, including the 1991 and 1992 Bank Credit Agreements and the Guaranteed Serial ESOP Notes, see Note 3 (page 26) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders.

    During the nine months ended March 31, 1994 and 1993, Delta made cash interest payments, net of interest capitalized, of $155.1 million and $112.1 million, respectively.


7.  SALE OF RECEIVABLES:

    On March 31, 1994, the Company entered into a revolving facility (Receivables Facility) with NationsBank of Georgia, National Association (Purchaser) pursuant to which the Purchaser agreed to purchase from the Company certain accounts receivable on a limited recourse basis. Under this Receivables Facility, the Company sold $509 million in receivables and received $300 million in cash and a subordinated note bearing an interest rate of 4.75%. The principal amount of the subordinated note, which was initially $209 million, fluctuates daily depending upon the volume of receivables sold, and is payable by the Purchaser only to the extent the collections actually received on the sold receivables exceed the Purchaser's cash investment. New receivables are transferred daily to the Purchaser as collections reduce previously transferred receivables.

    At March 31, 1994, the net proceeds of $300 million are reported as operating cash flows in the Company's Statements of Cash Flows and as a reduction in accounts receivable on the Company's Balance Sheets. The subordinated note is reflected as an increase in notes receivable on the Company's Balance Sheets. The full amount of the allowance for doubtful accounts has been retained since the Company has substantially the same credit risk as if the receivables had not been sold.

    The Receivables Facility is scheduled to expire on May 31, 1994. The Company is negotiating with various financial institutions to establish a longer-term receivables facility.

8.  AIRCRAFT PURCHASE AND SALE COMMITMENTS:

    On November 4, 1993, Delta announced that it had reached an understanding with McDonnell Douglas Corporation (McDonnell Douglas) to defer delivery of 20 aircraft on firm order that were previously scheduled for delivery in fiscal years 1995 and 1996, to fiscal years after fiscal 1996. This understanding is subject to the completion of definitive agreements with McDonnell Douglas.

    On March 16, 1994, Delta entered into definitive agreements with The Boeing Company (Boeing) to reschedule delivery of 17 aircraft on firm order that were previously scheduled for delivery in fiscal years 1995 and 1996, to fiscal years after fiscal 1996. As a result of these agreements, Boeing returned to Delta advance payments of $94.0 million.

    The following information does not incorporate the foregoing understanding with McDonnell Douglas.

    Future expenditures for aircraft and engines on firm order at March 31, 1994, are estimated to be $3.15 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:



                   Years Ending                          Amount
                     June 30                          (In Millions)
                   ------------                       -------------

             Three months ending June 30, 1994..        $  160
             1995...............................           950
             1996...............................           600
             1997...............................           580
             1998...............................           260
             After 1998.........................           600
                                                        ------

                Total                                   $3,150
                                                        ======

    At March 31, 1994, the Company's aircraft fleet, purchase commitments and options were:

                          Current Operating Fleet
                          -----------------------
    Aircraft Type         Owned   Leased   Total   Orders   Options
    -------------         -----   ------   -----   ------   -------

    A310-200              3        1       4       -         -
    A310-300              -        9       9       -         -
    B-727-200           106       33     139       -         -
    B-737-200             1       57      58       -         -
    B-737-300             2       13      15      52        56
    B-757-200            43       41      84       6        38
    B-767-200            15        -      15       -         -
    B-767-300             2       24      26       2         -
    B-767-300ER           7        7      14       5        11
    L-1011-1             32        -      32       -         -
    L-1011-200            1        -       1       -         -
    L-1011-250            6        -       6       -         -
    L-1011-500           17        -      17       -         -
    MD-11                 4        6      10       5        29
    MD-88                63       57     120       5        49
    MD-90                 -        -       -      50        50
                        ---      ---     ---     ---       ---
                        302      248     550     125       233
                        ===      ===     ===     ===       ===

    The aircraft orders include 22 B-737-300 aircraft and 24 MD-90 aircraft scheduled for delivery after fiscal 2001 and after fiscal 1996, respectively, that are subject to reconfirmation by Delta. The MD-88 aircraft options may be converted to MD-90 aircraft orders or options at Delta's election. The B-737-300 aircraft orders and options may be converted to B-737-400 or B-737-500 aircraft orders at Delta's election, and four of the five B-767-300ER aircraft orders and the B-767-300ER aircraft options may be converted to B-767-300 aircraft orders and options, respectively, also at Delta's election.

    During the quarter ended March 31, 1994, Delta accepted delivery of one MD-11 aircraft, and returned two A310-200 aircraft, twelve A310-300 aircraft and three B-727-200 aircraft to their lessors. Both A310-200 aircraft and two of the three B-727-200 aircraft were removed from service in the December 1993 quarter. The Company also returned to service one A310-200 aircraft under an operating lease.

    Subsequent to March 31, 1994, Delta accepted delivery of one MD-11 aircraft, which the Company sold and leased back under an operating lease.


9.  RESTRUCTURING CHARGES:

    The operating results for the nine months ended March 31, 1994, include a $112.3 million charge related to the curtailment loss and special termination benefits for approximately 1,500 employees who elected to retire on November 1, 1993 under an early retirement program. Operating results for the three months and nine months ended March 31, 1993, include an $82.5 million restructuring charge related to the retirement of certain aircraft.


10. SUBSEQUENT EVENTS:

    Reference is made to the Financial Condition section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for information related to additional restructuring charges expected to be taken as early as the June 1994 quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition
- - --------------------------------------------------------------------
and Results of Operations
- - -------------------------


FINANCIAL CONDITION

During the nine months ended March 31, 1994, Delta invested $884.9 million in flight equipment, net of advance payment refunds received of $94.0 million (see
Note 8 of Notes to Condensed Consolidated Financial Statements), and $120.3 million in ground property and equipment; made payments of $522.9 million on long-term debt and capital lease obligations; and paid $82.8 million in cash dividends. The principal sources of these funds were $872.5 million in cash from operations, which includes $300.0 million from the sale of certain receivables (see Note 7 of Notes to Condensed Consolidated Financial Statements), $648.8 million in proceeds from aircraft sale and leaseback transactions, $226.2 million of long-term borrowings, and $96.2 million in proceeds from the sale of flight equipment. Cash and cash equivalents totaled $1.41 billion at March 31, 1994, compared to $1.18 billion at June 30, 1993.

At March 31, 1994 and June 30, 1993, long-term debt and capital lease obligations, including current maturities, totaled $3.48 billion and $3.76 billion, respectively. Stockholders' equity was $1.68 billion at March 31, 1994, compared to $1.91 billion at June 30, 1993. The Company's debt-to-equity position, excluding short-term borrowings, was 67% debt and 33% equity at March 31, 1994, compared to 66% debt and 34% equity at June 30, 1993.

At March 31, 1994, there were outstanding $432.0 million principal amount of Guaranteed Serial ESOP Notes (ESOP Notes) guaranteed by Delta. The terms of the ESOP Notes require Delta to purchase the ESOP Notes at the option of the holders thereof if the credit rating of Delta's long-term senior unsecured debt falls below certain levels (Purchase Event), unless Delta obtains within a specified period of a Purchase Event certain credit enhancements (Approved Credit Enhancement) that result in the ESOP Notes being rated A3 or higher by Moody's Investors Service (Moody's) and A- or higher by Standard & Poor's (S&P) (Required Ratings). As a result of Moody's rating action on May 11, 1993, a Purchase Event occurred, and Delta became obligated to purchase on September 15, 1993, any ESOP Notes properly tendered to it. On August 12, 1993, Delta obtained an Approved Credit Enhancement in the form of a letter of credit in the amount of $699.1 million under its 1992 Bank Credit Agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements). Due to the issuance of the letter of credit, the ESOP Notes received the Required Ratings. Although Delta no longer has an obligation to purchase the ESOP Notes as a result of the Purchase Event that occurred on May 11, 1993, there can be no assurance that Delta will not be required to purchase the ESOP Notes at a later date. For
additional information regarding the ESOP Notes, Delta's purchase    obligation
with respect thereto and the letter of credit that Delta obtained to credit enhance the ESOP Notes, see Note 3 (page 26) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders.

At March 31, 1994, the Company had negative working capital of $266.4 million, compared with negative working capital of $196.9 million at June 30, 1993. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through cash reserves, internally generated funds, debt financings and proceeds from asset sales and sale and leaseback transactions. At March 31, 1994, there were no borrowings outstanding under the Company's 1991 and 1992 Bank Credit Agreements. However, as discussed above, there is currently outstanding a letter of credit under the 1992 Bank Credit Agreement in the amount of $699.1 million to credit enhance the ESOP Notes. At March 31, 1994, the Company had $300 million of credit available under its 1992 Bank Credit Agreement, and $500 million available under its 1991 Bank Credit Agreement, subject to compliance with certain conditions.

During 1991, Delta provided certain debtor-in-possession financing to Pan Am (DIP Loan). At March 31, 1994, there was outstanding and reflected as an asset in the Company's Consolidated Balance Sheets the $115 million principal amount of the DIP Loan plus accrued interest of $26.2 million. Delta believes the book value of the DIP Loan as recorded in the Company's Consolidated Balance Sheets approximates its fair value. For additional information concerning the DIP Loan, including certain litigation relating thereto, see Notes 14 and 15 (page
33) of the Notes to Consolidated Financial Statements in Delta's 1993 Annual Report to Stockholders and "Item 1. - Legal Proceedings" in Part II of Delta's Quarterly Report on Form 10-Q for the quarters ended December 31, 1993, and March 31, 1994.

At its regular meeting on April 28, 1994, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable June 1, 1994, to stockholders of record on May 11, 1994.

Low-fare competition continues to increase in many of Delta's markets, primarily in the eastern United States where Delta has a significant presence. These low fares have resulted from widespread discount fare promotions in domestic and international markets, and the growing presence of low-fare, low-cost carriers. The fare reductions have had a significant negative effect on Delta's financial results because such reductions generally have not stimulated enough traffic to offset declines in the passenger mile yield. In order to effectively compete in this environment, Delta believes it must lower its cost structure.

Subsequent to the March 1994 quarter, Delta announced a three-year restructuring program with a goal of lowering its annual operating costs by approximately $2 billion by the quarter ending June 30, 1997, by improving its efficiency. Delta believes this program will result in the elimination of 12,000 to 15,000 jobs. To achieve the workforce reduction, Delta will emphasize voluntary programs including attrition, early retirement incentives, long-term leaves, separation incentives and similar actions. Delta expects, however, that it will be necessary to use furloughs to achieve these reductions.

Delta has established internal teams to develop plans to reach its cost reduction goal. As part of this program, Delta will be seeking changes in its collective bargaining agreement with the Air Line Pilots Association (ALPA) to contribute approximately $320 million to $340 million of the total annual cost reduction goal. ALPA is the collective bargaining representative for the Company's approximately 8,400 pilots. The outcome of these negotiations cannot presently be determined.

Delta has also established a goal of reducing its cost per available seat mile to 7.5 cents by the June 1997 quarter. This goal assumes the achievement of approximately $2 billion in annual operating cost savings discussed above, excludes restructuring and other one-time charges and assumes other costs remain at calendar year 1993 levels. Delta's cost per available seat mile in calendar year 1993, excluding restructuring charges, was 9.26 cents. Delta's cost reduction and available seat mile goals are aggressive, and no assurance can be given that Delta will achieve these goals.

Delta does not intend to start a separate internal airline to compete on high density routes at this time because it believes such an operation would not, alone, adequately reduce Delta's costs. The Company is, however, exploring the alternative of providing low-fare, low-cost service in certain markets through a joint venture with one or more other parties.

In connection with its restructuring program, Delta plans to develop and adopt a profit sharing program for non-pilot personnel. This program would be in effect during fiscal years 1995, 1996 and 1997.

Delta expects to record a charge related to the restructuring program and certain other actions, including the changes to the Frequent Flyer Program discussed in the next paragraph, as early as the June 1994 quarter. The total charges are estimated to range from $400 million to $600 million.

Also subsequent to the March 1994 quarter, Delta announced a new SKYMILES Program, which will replace the current Frequent Flyer Program effective May 1, 1995. Under the new program, the threshold for a free travel award will generally be reduced; miles accrued on or after May 1, 1995 will expire in certain circumstances; and free travel awards will be more readily transferable. Delta estimates that the new program will result in an initial increase to the accrual for the Company's Frequent Flyer liability of between $15 million to $30 million to be recorded in the June 1994 quarter.

RESULTS OF OPERATIONS


Three Months Ended March 31, 1994 and 1993
- - ------------------------------------------

For the quarter ended March 31, 1994, Delta recorded an unaudited net loss of $77,882,000 ($2.10 primary and fully diluted loss per share after preferred stock dividend requirements) and an operating loss of $67,210,000. For the quarter ended March 31, 1993, the Company recorded a net loss of $152,315,000 ($3.61 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $210,804,000. The results for the March 1993 quarter include an $82.5 million pretax restructuring charge ($1.05 primary and fully diluted charge per share after preferred stock dividend requirements) related to the retirement of certain aircraft.

The losses in the March 1994 quarter reflect discount fare promotions in domestic and international markets, the growing presence of low-fare, low-cost carriers and weak economies in a number of regions worldwide. The 48% improvement in operating results for the March 1994 quarter compared to the March 1993 quarter (excluding the $82.5 million pretax restructuring charge) is primarily due to declining jet fuel prices and the Company's cost reduction efforts.

Operating revenues in the March 1994 quarter totaled $2.94 billion, an increase of less than 1% from the $2.93 billion recorded in the March 1993 quarter. Passenger revenue decreased less than 1% to $2.69 billion, the result of a 6% increase in revenue passenger miles offset by a 6% decrease in the passenger mile yield. The increase in passenger traffic and reduction in passenger mile yield are mainly due to discount fare promotions in domestic and international markets and the growing presence of low-fare, low-cost carriers. Cargo revenues increased 11% to $186.9 million, as cargo ton miles grew 11% and the ton mile yield remained virtually unchanged. All other revenue increased 32% to $64.8 million, primarily due to fees collected for passenger ticket changes and additional revenue related to certain marketing programs.

Operating expenses were $3.01 billion in the March 1994 quarter, down 4% from the March 1993 quarter. Operating capacity decreased less than 1% to 31.38 billion available seat miles. Cost per available seat mile declined 3% to 9.59 cents. Excluding the restructuring charge in the March 1993 quarter, cost per available seat mile was down 0.5%.

Salaries and related costs decreased 5%, due to lower employee benefits expenses, a 2% reduction in the average level of employment, primarily due to an early retirement program, and a 5% pay cut for domestic noncontract personnel effective February 1, 1993. Aircraft fuel expense decreased 10%, as fuel consumption rose 1%, while the average price per fuel gallon declined 10% to
54.43 cents, Delta's lowest average fuel price per gallon in a March quarter since 1987. Passenger commissions rose 4%, mainly due to an increase in international traffic, where commission rates are higher than in domestic markets. Aircraft rent expense decreased 1% due to the return of certain aircraft to their lessors. Depreciation and amortization expense decreased 13%, primarily the result of a change in the Company's depreciation policy, effective April 1, 1993, increasing the depreciable lives of substantially all of Delta's flight equipment from 15 to 20 years, partially offset by the purchase of additional owned flight and ground equipment. Passenger service expense, despite the increase in traffic of 6%, remained virtually unchanged, primarily due to the continuation of cost control programs implemented during fiscal year 1993. Aircraft maintenance materials and repairs expense decreased 16%, reflecting lower airframe outside repair expense and decreased engine material usage. Facilities and other rent increased 10%, primarily due to higher terminal facility lease rates in certain hub cities. Landing fees increased 1%, mainly reflecting rate increases throughout the system. All other operating expenses increased 17%, primarily reflecting higher booking fee payments to computer reservations systems associated with increased passenger volume, increased professional and technical fees, and higher cargo commissions expense.

Nonoperating expense in the March 1994 quarter totaled $56.3 million, compared to $27.8 million in the March 1993 quarter. Net interest expense increased 38% to $67.5 million, due to a higher level of long-term debt and lower capitalized interest resulting from a decline in the balance of advance payments for aircraft. The Company recorded a pretax loss of $120,000 on the disposition of flight equipment in the March 1994 quarter, versus a gain of $12.8 million on aircraft dispositions in the March 1993 quarter. Interest income increased 115% to $11.7 million due to a higher average level of short-term investments.

The $123.5 million pretax loss for the March 1994 quarter was reduced by an income tax benefit of $45.6 million. Dividends on Series C Convertible Preferred Stock and Series B ESOP Convertible Preferred Stock totaled $27.5 million.


Nine Months Ended March 31, 1994 and 1993
- - -----------------------------------------

For the nine months ended March 31, 1994, Delta recorded an unaudited net loss of $158,573,000 ($4.81 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $125.8 million, compared to a net loss of $1,009,041,000 ($21.94 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $632.7 million for the nine months ended March 31, 1993.

Results for the nine months ended March 31, 1994 include a $112.3 million pretax restructuring charge related to an early retirement program under which approximately 1,500 employees elected to retire, effective November 1, 1993. Results for the nine months ended March 31, 1993, include an $82.5 million pretax restructuring charge related to the retirement of certain aircraft and a $587.1 million cumulative after-tax effect of the Company's adoption, effective July 1, 1992, of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 109, "Accounting for Income Taxes."

Excluding the pretax charges discussed in the preceding paragraph, the operating loss was $13.5 million in the nine months ended March 31, 1994, compared to an operating loss of $550.2 million in the nine months ended March 31, 1993. The losses for the nine months ended March 31, 1994, reflect discount fare promotions in domestic and international markets, the growing presence of low-fare, low-cost carriers and weak economies in a number of regions worldwide.

Operating revenues in the nine months ended March 31, 1994, grew 4% to $9.18 billion. Passenger revenue increased 3% to $8.41 billion, the result of 3% growth in revenue passenger miles, and a less than 1% increase in the passenger mile yield. The increase in passenger traffic was primarily due to growth in international markets as well as domestic and international discount fare promotions, which negatively impacted the passenger mile yield. Cargo revenues increased 9% to $568.3 million, due to a 9% increase in cargo ton miles. All other revenues were up 21% to $200.3 million, mainly due to fees collected for passenger ticket changes and additional revenue related to certain marketing programs.

Operating expenses in the nine months ended March 31, 1994, decreased 2% to $9.31 billion. Operating capacity grew less than 1% to 98.98 billion available seat miles. Operating cost per available seat mile, excluding restructuring charges, decreased 3% to 9.29 cents.

Salaries and related costs declined 5%, primarily due to lower employee benefits expenses, a 2% decrease in the average level of employment, primarily due to an early retirement program accepted by approximately 1,500 employees in November 1993, and a 5% pay cut for domestic noncontract personnel effective February 1, 1993. Aircraft fuel expense decreased 10%, as fuel gallons consumed increased 1% and the average price per fuel gallon decreased 11% to 56.82 cents per gallon, Delta's lowest average fuel price per gallon for any nine month period ended March 31 since 1989. Passenger commissions increased 5%, primarily the result of international passenger revenue growth and the addition of new incentive programs. Aircraft rent expense increased 3%, the result of additional leased aircraft in the fleet. Depreciation and amortization expense decreased 12%, largely the result of a change in the Company's depreciation policy, effective April 1, 1993, increasing the depreciable lives of substantially all of Delta's flight equipment from 15 to 20 years, partially offset by the purchase of additional owned flight and ground equipment. Passenger service expense decreased 5%, primarily due to the continuation of cost control programs, partially offset by passenger traffic growth. Aircraft maintenance materials and repairs expense decreased 16%, primarily due to decreased engine materials usage and a lower level of aircraft maintenance contracted outside the Company. Facilities and other rents increased 6%, due to increased rents on existing facilities. Landing fees declined 1%, primarily due to lower rates at a certain domestic hub. All other operating expenses increased 11%, primarily the result of growth in passenger and cargo traffic, and also due to increased contract services.

Nonoperating expense for the nine months ended March 31, 1994, totaled $143.9 million, compared to $28.8 million in the nine months ended March 31, 1993. Net interest expense rose $77.3 million, principally due to a higher level of long-term debt and lower capitalized interest. Pretax gains on the disposition of flight equipment decreased $61.8 million while interest income increased $21.4 million, primarily due to a higher average level of short-term investments. Miscellaneous income increased $2.7 million primarily due to increased income from associated companies.

The $269.7 million pretax loss for the nine months ended March 31, 1994, was reduced by an income tax benefit of $111.1 million. Dividends on Series C Convertible Preferred Stock and Series B ESOP Convertible Preferred Stock totaled $82.7 million.

                            ARTHUR ANDERSEN & CO.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) as of March 31, 1994, the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 1994 and 1993, and the consolidated statements of cash flows for the nine-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Delta Air Lines, Inc. as as June 30, 1993 (not presented herein), and in our report dated August 13, 1993, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/Arthur Andersen & Co.


Atlanta, Georgia
May 13, 1994

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

Litigation Relating to Delta's Participation in Pan Am's Plan of Reorganization
- - -------------------------------------------------------------------------------

Pan Am, the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee) and others have filed legal actions against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The following discussion of recent developments regarding that litigation supplements the discussion set forth on pages 10-13 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (1993 Form 10-K), page 18 of Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and pages 22-23 of Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

As previously reported, Pan Am, the Creditors Committee and the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am filed a lawsuit against Delta that is pending before the United States District Court for the Southern District of New York (District Court). On May 2, 1994, the District Court (1) denied the plaintiffs' motion requesting a jury trial or, alternatively, trial by an advisory jury; and (2) ruled that this lawsuit would be tried separately from the two lawsuits filed against Delta by former Pan Am employees which are described below and on pages 12-13 of the 1993 Form 10-K. On May 3, 1994, the District Court denied Delta's motion for partial summary judgment, as well as the Creditors Committee's motion for summary judgment on Delta's counterclaims. The trial of this lawsuit began on May 4, 1994. It is expected to be completed in May or June 1994, and the District Court will issue its decision some time after the end of the trial.

As previously reported, there are also pending before the District Court two lawsuits filed against Delta by former Pan Am employees who allege, among other things, that they were intended third-party beneficiaries of Delta's agreement with Pan Am to participate in Pan Am's proposed plan of reorganization. On February 28, 1994, Delta filed motions for summary judgment on all of plaintiffs' claims in these two lawsuits; the plaintiffs are opposing these motions. Also on February 28, 1994, the Creditors Committee and its members filed motions for summary judgment on Delta's third party claims for indemnification and contribution in these lawsuits; Delta is opposing these motions. The District Court has not yet ruled on these motions or scheduled the trial of these lawsuits.

Antitrust Matters
- - -----------------

As reported on page 15 of the 1993 Form 10-K, and on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the United States Department of Justice filed a civil complaint in the United States District Court for the District of Columbia against Delta, seven other major domestic airlines and the Airline Tariff Publishing Company (ATP) alleging the defendants and unnamed coconspirators violated Section 1 of the Sherman Act by engaging in price-fixing and by operating a computerized fare exchange system in a manner that unreasonably restrains competition in the domestic air passenger transportation system.

On March 27, 1994, Delta, ATP and the remaining five other airline defendants agreed to settle this lawsuit without admitting liability by entering into a stipulated final judgment that (1) prohibits the announcement of fare increases before their effective date, (2) restricts the use of fares which require that tickets be purchased by a specified date and (3) bars or limits certain other pricing activities. The proposed final judgment is subject to approval by the Court following a statutory notice and comment period, and is similar to a final judgment entered into by two other airline defendants that was approved by the Court in November 1993. Delta believes that its compliance with the stipulated judgment will not have a material adverse effect on its operations.


Western Air Lines Stockholder Litigation
- - ----------------------------------------

As reported on pages 14-15 of the 1993 Form 10-K, on September 19, 1986, a purported class action lawsuit was filed against Western Air Lines, Inc. (Western) and certain directors of Western in the Court of Chancery of the State of Delaware in New Castle County (Chancery Court) on behalf of persons who owned Western securities on September 9, 1986, the date Western and Delta entered into a merger agreement providing for the merger (Merger) of a wholly owned subsidiary of Delta into Western. (The Merger was consummated on December 18, 1986, and Western was merged into Delta on April 1, 1987). On February 25, 1994, the Chancery Court granted Western's and the individual defendants' motion for summary judgment. The plaintiffs have appealed this ruling to the Delaware Supreme Court.


Item 5. Other Information
- - -------------------------


Bilateral Agreements
- - --------------------

As discussed on page 3 of the 1993 Form 10-K, the Company's international operations are governed by bilateral or other agreements between the United States and the foreign country or countries involved. During March 1994, the United States signed a memorandum of understanding modifying the bilateral agreement with Germany. The new four year agreement with Germany may increase competition for air transportation between the United States and Germany and beyond Germany by, among other reasons, allowing United Airlines and Lufthansa to proceed with their agreement to jointly market transatlantic flights as well as flights within and beyond the United States and Germany.

Marketing Arrangements
- - ----------------------

Delta and Virgin Atlantic signed a blocked-seat/code-sharing agreement pursuant to which Delta will purchase seats on Virgin's flights between (1) London Heathrow and New York (JFK), Newark, Los Angeles and San Francisco, and (2) London Gatwick and Boston, Orlando and Miami. The purchased seats will be sold as Delta services. The blocked-seat/code-sharing arrangement, which is scheduled to begin on November 1, 1994, is subject to approval of the United States and the United Kingdom.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits:

     11. Statement regarding computation of per share earnings

     12. Statement regarding computation of ratio of earnings to fixed charges

     15. Letter from Arthur Andersen & Co. regarding unaudited interim financial information

(b)  Reports on Form 8-K:

     Delta did not file any Current Reports on Form 8-K during the quarter ended March 31, 1994.

                                  SIGNATURE
                                  ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Delta Air Lines, Inc.
                                            ----------------------------------
                                                     (Registrant)



                                         By:    /s/ Thomas J. Roeck, Jr.
                                            ----------------------------------
                                                    Thomas J. Roeck, Jr.
                                           Senior Vice President - Finance and
                                                   Chief Financial Officer



   May 16, 1994
 ----------------
     (Date)