Form 10-K
period 1994-06-30
DELTA AIR LINES INC /DE/
filed 1994-09-27
CIK 27904

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended June 30, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-5424
                       ------

                             DELTA AIR LINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               58-0218548
    -------------------------                -----------------------------
      (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

HARTSFIELD ATLANTA INTERNATIONAL AIRPORT
            ATLANTA, GEORGIA                             30320
- ----------------------------------------               ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 715-2600
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
           TITLE OF EACH CLASS                         REGISTERED
           -------------------               ------------------------------
COMMON STOCK, PAR VALUE $3.00 PER SHARE         NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE
DEPOSITARY SHARES, EACH REPRESENTING            NEW YORK STOCK EXCHANGE
  1/1,000 OF A  SHARE OF SERIES C
  CONVERTIBLE PREFERRED STOCK

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

SERIES C CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE, LIQUIDATION
- ----------------------------------------------------------------------------
PREFERENCE $50,000 PER SHARE
- ----------------------------
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1994, was approximately $2,985,545,000. As of August 31, 1994, 50,603,888 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1994 Annual Report to Stockholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated September 13, 1994, for its Annual Meeting of Stockholders to be held on October 27, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             DELTA AIR LINES, INC.
                             ---------------------

                                    PART I
                                    ------

ITEM 1.  BUSINESS
- ------   --------

General Description
- -------------------

     Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier providing scheduled air transportation for passengers, freight and mail over a network of routes throughout the United States and abroad. At September 12, 1994, the Company served 153 domestic cities in 43 states, the District of Columbia, Puerto Rico and the U. S. Virgin Islands, as well as 57 cities in 32 foreign countries.

     An important characteristic of Delta's domestic route system is its six hub airports in Atlanta, Cincinnati, Dallas/Ft. Worth, Los Angeles, Orlando and
Salt Lake City. Each of these hub operations includes Delta flights which gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. These hubs also provide access to Delta's international hubs at New York-Kennedy Airport and Portland, Oregon, and its European hub in Frankfurt, Germany.

     Delta has significantly expanded its international route structure in recent years. Operating revenues from the Company's foreign operations were approximately $2.8 billion, $2.6 billion and $1.9 billion in the years ended June 30, 1994, 1993 and 1992, respectively. On November 1, 1991, Delta expanded its foreign operations by purchasing substantially all the transatlantic route authorities and related beyond rights of Pan American World Airways, Inc.

     For the year ended June 30, 1994, passenger revenues accounted for 92% of Delta's operating revenues. Cargo revenues, which include freight and mail, accounted for 6% of Delta's operating revenues, and other sources accounted for 2% of the Company's operating revenues.

     Delta's operating results for any interim period are not necessarily indicative of operating results for an entire year because of seasonal variations in the demand for air travel. In general, demand for air travel is higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. Demand for air travel, especially by leisure and other discretionary customers, is also affected by factors such as general economic conditions and fare levels. The impact of seasonal variations on Delta's business has increased as a result of the Company's international expansion.

     Delta is incorporated under the laws of the State of Delaware. Its principal executive offices are located at Hartsfield Atlanta International Airport, Atlanta, Georgia 30320, and its telephone number is (404) 715-2600.

Regulatory Environment
- ----------------------

     While the United States Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air carriers under the

Federal Aviation Act of 1958, as amended (the "Act"), most domestic economic regulation of passenger and freight services was eliminated pursuant to the Airline Deregulation Act of 1978 and other statutes amending the Act. The DOT has jurisdiction over international tariffs and pricing; international routes; and certain consumer protection matters such as advertising, denied boarding compensation, baggage liability, smoking aboard aircraft and computer reservations systems. The FAA regulates flying operations generally, including control of navigable air space, flight personnel, aircraft certification and maintenance, and other matters affecting air safety. The United States Department of Justice has jurisdiction over airline mergers and acquisitions.

     Because of the economic deregulation of the industry, unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo) is available to any air carrier which the DOT finds "fit" to operate. Authority to operate international routes continues to be regulated by the DOT and by the foreign governments involved. International route awards are also subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.

     The economic deregulation of the industry permits unfettered competition with respect to domestic routes, services, fares and rates, and competition on Delta's routes continues to increase. Except for constraints imposed by the Act's Essential Air Service provisions which are applicable to certain small communities, airlines may terminate service to a city without restriction. The International Air Transportation Competition Act of 1979 extended to international air transportation certain procompetitive policies applicable to domestic air transportation.

     The FAA has implemented a number of provisions and requirements which are being incorporated into Delta's maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, collision avoidance and windshear detection. Based on its current implementation schedule, Delta expects to be in compliance with applicable requirements within the required time periods.

     Delta is also subject to various other federal, state, local and foreign laws and regulations. The United States Postal Service has authority over certain aspects of the transportation of mail, and rates for the carriage of domestic mail are determined through negotiations or competitive bidding. The Communications Act of 1934, as amended, governs Delta's use and operation of radio facilities. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters (including noise pollution and aircraft emissions) are regulated by various federal, state and local governmental entities.

Fares and Rates
- ---------------

     Airlines are permitted to set their domestic prices without governmental regulation, and the industry is characterized by substantial price competition. With respect to foreign air transportation, the DOT retains authority over fares, rates and charges, and air carriers are required to file and observe tariffs covering such transportation. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries involved. While air carriers are required to file and adhere to international fare and rate tariffs, many international markets are characterized by substantial commissions, overrides and discounts to travel agents, brokers and wholesalers.

     Delta's financial results in fiscal 1994 were negatively impacted by discount fare promotions in domestic and international markets, and the increasing presence of low-cost, low-fare carriers in many domestic markets served by the Company. These factors resulted in a 1% decrease in the passenger mile yield in fiscal 1994 compared to fiscal 1993. As low-cost, low-fare carriers enter new domestic markets, passenger mile yields quickly decline, most often at a faster pace than traffic is stimulated. By the end of fiscal 1994, approximately 57% of Delta's domestic origin and destination revenue passenger miles were in markets also served by low-cost, low-fare carriers.

     Delta's financial results in fiscal 1993 were negatively affected by a change in the airline industry's domestic fare structure for most of the year, which reduced the number of fare levels and generally lowered fares, a half-off sale promotion during the September 1992 quarter, and discount fare promotions in domestic and international markets. These fare initiatives contributed to a 3% decline in the passenger mile yield in fiscal 1993 compared to fiscal 1992.

     Delta expects that price competition is likely to continue in domestic and international markets. If fare reductions are not offset by increases in traffic or changes in the mix of traffic that improve the passenger mile yield, Delta's operating results will continue to be negatively affected.

Competition and Route Authority
- -------------------------------

     All domestic routes served by Delta are subject to competition from both new and existing carriers, and service over virtually all of Delta's domestic routes is highly competitive. On most of its principal routes, the Company competes with at least one, and usually more than one, major airline. Delta also competes with regional and national carriers, all-cargo carriers, charter airlines and, particularly on its shorter routes, with surface transportation. Service over most of Delta's international routes is also highly competitive.

     International alliances between foreign and domestic carriers, such as the marketing and code-sharing arrangements between British Airways Plc and USAir, Inc., KLM-Royal Dutch Airlines and Northwest Airlines, Inc., and Lufthansa German Airlines and United Air Lines, Inc., have significantly increased competition in international markets. Through code-sharing arrangements with U.S. carriers, British Airways, KLM and Lufthansa have obtained access to interior U.S. passenger traffic. Similarly, Northwest and United have increased their ability to sell transatlantic services and destinations to and beyond European cities served by KLM and Lufthansa.

     Delta's flight operations are authorized by certificates of public convenience and necessity and, to a limited extent, by exemptions issued by the DOT. The requisite approvals of other governments for international operations are provided by bilateral agreements with, or permits issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the United States and the foreign country or countries involved, changes in United States or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of Delta's international authorities or otherwise affect Delta's international operations. Bilateral agreements between the United States and various foreign countries served by Delta are subject to renegotiation from time to time.

     Certain Delta international authorities are subject to periodic renewal requirements. Delta requests extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance of this result. Dormant authority may not be renewed in some cases -- especially where another United States carrier indicates a willingness to provide service.

     On April 15, 1992, the DOT granted Delta final authority to serve the Detroit-London route. Delta's Detroit-London authority is subject to termination if a court issues a final judgment, not subject to further appeal, holding that Pan American World Airways, Inc. was not obligated to transfer that route to Delta.

Code-Sharing
- ------------

     Delta has entered into marketing agreements with certain foreign carriers to maintain or improve Delta's access to international markets. Under these dual designator code-sharing arrangements, Delta and the foreign carrier publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to share costs by providing joint service with one aircraft rather than operating separate services with two aircraft.

     Most of Delta's international code-sharing arrangements operate in discrete international city pairs. Delta purchases seats on foreign airlines that are resold as Delta service under Delta's "DL" designator code pursuant to code-sharing arrangements with Aeromexico, Austrian Airlines, Malev Hungarian Airlines, Sabena Belgian World Airlines, Swissair and Varig. Delta sells seats to foreign airlines for sale under those carriers' two-letter designator codes pursuant to code-sharing arrangements with Aeroflot, Aeromexico, Sabena and Swissair.

     Delta and Virgin Atlantic Airways have entered into a blocked-space, code-sharing agreement under which Delta would purchase seats on Virgin Atlantic's flights between (1) London-Heathrow and Los Angeles, New York-Kennedy, Newark and San Francisco; and (2) London-Gatwick and Boston, Miami and Orlando. The agreement is subject to DOT approval.

Slot Allocations
- ----------------

     Operations at four major United States and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land or take off from the particular airport during a specified time period. In the United States, the FAA regulates slot allocations at New York-Kennedy Airport, LaGuardia Airport in New York, National Airport in Washington, D. C. and O'Hare International Airport in Chicago. The Delta Shuttle requires slot allocations at LaGuardia and National Airports, as do Delta's other operations at those four airports. Certain foreign airports, including Delta's European hub in Frankfurt, also have slot allocations.

     Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

The Delta Connection
- --------------------

     Delta has marketing agreements with four commuter carriers serving principally the following regions of the United States: Atlantic Southeast Airlines, Inc. ("ASA") operates in the Southeast through Atlanta and in the Southwest through Dallas/Fort Worth; Business Express, Inc. serves the Northeast; Comair Inc. ("Comair") serves Florida and operates in the Midwest through Cincinnati; and SkyWest Airlines, Inc. ("SkyWest") serves California and operates in other western states through Salt Lake City. These carriers, which are known as "Delta Connection" airlines, use Delta's "DL" code on their flights and exchange connecting traffic with Delta in the regions served by each carrier. At June 30, 1994, Delta held equity interests in ASA, Comair Holdings, Inc. (the parent of Comair) and SkyWest, Inc. (the parent of SkyWest) of 23.3%, 20.6% and 13.6%, respectively.

Computer Reservation System Partnership
- ---------------------------------------

     Delta owns 38% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership formed to develop, operate and market a computer reservation system ("CRS") for the travel industry. Northwest Airlines, Inc., Trans World Airlines, Inc. and ABACUS Distribution Systems Pte Ltd. own 32%, 25% and 5%, respectively, of WORLDSPAN.

     CRS services are used primarily by travel agents to book airline, hotel and car rental reservations and issue airline tickets. CRS services are provided by several companies in the United States and worldwide. In the United States, other CRS competitors are SABRE (owned by American Airlines, Inc.), the Covia Partnership (owned by United Air Lines, Inc., USAir, Inc. and certain foreign carriers) and System One (owned by Continental Airlines, Inc.). CRS vendors are subject to regulations promulgated by the DOT.

     The CRS industry is highly competitive. Delta believes that WORLDSPAN ranks third, behind SABRE and the Covia Partnership, in market share among travel agents in the United States.

Fuel
- ----

     Delta's operations are significantly affected by the availability and price of jet fuel. Based on the Company's fiscal 1994 fuel consumption, a one-cent change in the average annual price-per-gallon of jet fuel would have caused an approximately $25 million change in Delta's annual fuel costs. The following table shows Delta's jet fuel consumption and costs for fiscal years 1990-1994.

                Gallons                                        Percent of
    Fiscal      Consumed         Cost        Average Price     Operating
     Year      (Millions)     (Millions)       Per Gallon      Expenses*
    ------     ----------     ----------     -------------     ---------
     1990        1,966          $1,233          62.71c             15%
     1991        2,060           1,599          77.63              17
     1992        2,384           1,482          62.19              13
     1993        2,529           1,592          62.95              13
     1994        2,550           1,411          55.34              12
- -------------

  * Excluding restructuring charges.


     Aircraft fuel expense decreased 11% in fiscal 1994 compared to fiscal 1993, as fuel gallons consumed increased 1% and the average price per fuel gallon decreased 12% to 55.34 cents, Delta's lowest average price per fuel gallon for any fiscal year since fiscal 1989.

     Changes in fuel prices have industry-wide impact and benefit or harm Delta's competitors as well as Delta. Accordingly, lower fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

     Delta purchases most of its jet fuel from petroleum refiners under contracts which permit the refiners to set the price, and give the Company the right to terminate upon short notice if the price is unacceptable. The Company also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which establish the price based on various market indices.

     Although Delta is currently able to obtain adequate supplies of jet fuel, it is impossible to predict the future availability or price of jet fuel. Political disruptions in the oil producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, and other unpredictable events may result in fuel supply shortages and fuel price increases in the future. Such shortages and price increases could have a material adverse effect on Delta's business.

     The Omnibus Budget Reconciliation Act imposes a 4.3 cents per gallon tax on commercial aviation jet fuel purchased for use in domestic operations, effective October 1, 1995. Based on Delta's fiscal 1994 domestic fuel requirement of 1.9 billion gallons, the new fuel tax, when effective, is expected to increase Delta's operating expenses by approximately $82 million annually.

Leadership 7.5
- --------------

     On April 28, 1994, Delta announced "Leadership 7.5," a three-year plan with the goal of reducing the Company's annual operating expenses by approximately $2 billion by the end of the June 1997 quarter. Delta has established operating cost per available seat mile ("unit cost") goals of 8.6 cents by the June 1995 quarter, 8.0 cents by the June 1996 quarter and
7.5 cents by the June 1997 quarter. These unit cost goals reflect the phase-in of the approximately $2 billion in targeted cost savings, exclude restructuring and other nonrecurring charges, and assume other costs and operating capacity remain at calendar 1993 levels. To the extent that other costs increase, Delta will seek additional cost reductions to achieve its goals.

     The Leadership 7.5 program includes planned workforce reductions of 12,000 to 15,000 jobs. Delta is offering voluntary early retirement incentives, leaves of absence and severance programs, but furloughs of personnel will also be necessary to achieve these reductions.

     The support and participation of the Air Line Pilots Association ("ALPA"), which represents Delta pilots, is critical to the success of Leadership 7.5. The Company is seeking $320 million to $340 million in annual productivity improvements and wage and benefit reductions from ALPA in connection with contract negotiations expected to commence in November 1994.

     Delta's cost reduction and unit cost goals under Leadership 7.5 are aggressive, and no assurance can be given that Delta will achieve these goals.

     Additional information regarding Leadership 7.5 is set forth under "Operational Review - Leadership 7.5" on pages 4-5 of Delta's 1994 Annual Report to Stockholders, and is incorporated herein by reference.

Information Technology Joint Venture
- ------------------------------------

     On August 23, 1994, Delta and AT&T Global Information Solutions ("AT&T") announced a memorandum of understanding to form a joint venture to provide certain information technology services and products to Delta and other companies in the travel and transportation industries. The memorandum of understanding contemplates that Delta and AT&T will each own 50% of the joint venture, which would manage Delta's computing and communications requirements except for the Company's reservation and related systems. The establishment of the joint venture is subject to the negotiation and completion of definitive documents.

Personnel
- ---------

     At June 30, 1994, Delta employed 71,412 active personnel, including 5,817 temporary and part-time personnel, compared to 73,533 active personnel, including 5,809 temporary and part-time personnel, at June 30, 1993. This reduction was primarily due to an early retirement program accepted by approximately 1,500 employees effective November 1, 1993. Delta's Leadership 7.5 program includes planned workforce reductions of 12,000 to 15,000 jobs. See "Leadership 7.5" above.

     Approximately 13% of Delta's personnel in the United States are represented by unions. The following table presents certain information concerning Delta's domestic collective bargaining agreements.

                        Approximate
                         Number of                               Contract
                         Personnel                              Amendable
Personnel Group         Represented            Union               Date
- ---------------         -----------       ---------------       ---------
    Pilots                 9,100          Air Line Pilots         1/1/95
                                            Association

    Flight                  170        Professional Airline       1/1/95
Superintendents                           Flight Control
                                            Association


     Approximately 3,700 of Delta's personnel are based outside the United States. Delta personnel in certain foreign countries, including most of Delta's personnel in Germany, are represented by labor organizations.

     The Company implemented a 5% salary reduction for domestic non-contract personnel effective February 1, 1993. During fiscal 1994, the Professional Airline Flight Control Association ("PAFCA") agreed to a 5% salary reduction but ALPA did not. Subject to the completion of a definitive agreement, ALPA has agreed to defer a 2% pay raise originally scheduled to become effective
August 1, 1994 for one year, following which time ALPA would have the right to make that pay raise retroactive to its original effective date.

     Delta's collective bargaining agreements with ALPA and PAFCA become amendable January 1, 1995, and negotiations are expected to begin in November 1994. The outcome of these negotiations cannot presently be determined.

Environmental Matters
- ---------------------

     The Airport Noise and Capacity Act of 1990 (the "ANCA") requires the phase-out of Stage 2 aircraft by December 31, 1999, subject to certain exceptions. In 1991, the FAA issued regulations which implement the ANCA by requiring air carriers to reduce (by modification or retirement) the number of Stage 2 aircraft operated by 25% by December 31, 1994, 50% by December 31, 1996, 75% by December 31, 1998, and 100% by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55%, 65%, 75% and 100% Stage 3 by the respective dates set forth in the preceding sentence.

     At June 30, 1994, Delta operated 184 Stage 2 aircraft, constituting 33% of the Company's fleet. Accordingly, Delta anticipates that it will be able to comply with the requirements for December 31, 1994, by operating a fleet comprised of at least 55% Stage 3 aircraft. With respect to the later compliance deadlines, Delta has not yet determined which alternative it will select.

     The ANCA recognizes the rights of operators of airports with noise problems to implement local noise abatement procedures so long as such procedures do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. It generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval, and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1, 1990. While Delta has had sufficient scheduling flexibility to accommodate local noise restrictions in the past, the Company's operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.

     The European Union has adopted a uniform policy requiring member states to phase-out Stage 2 aircraft. Under the policy provisions, the phase-out of Stage 2 aircraft will begin on April 1, 1995, and will extend for seven years. Each Stage 2 aircraft will be assured a 25 year operating life, but not extending beyond April 1, 2002. Delta anticipates it will be able to comply with this Stage 2 aircraft phase-out program, which will apply at all airports in the member states. Other local European airport regulations which penalize or restrict operations by Stage 2 aircraft have not in the past had an adverse effect on Delta's operations; Delta's operations could be adversely impacted, however, if such regulations become more restrictive or widespread.

     The United States Environmental Protection Agency (the "EPA") is authorized to regulate aircraft emissions. The engines on Delta's aircraft comply with the applicable EPA standards.

     Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to the following federal Superfund Sites: the Operating Industries, Inc. Site in Monterey Park, California; and the Peak Oil Site in Tampa, Florida. In addition, Delta is a third party defendant in United States
                                                                 -------------
of America v. J.B. Stringfellow, Jr., a lawsuit involving the cleanup of the
- ------------------------------------
Stringfellow Superfund Site in Los Angeles, California. Delta's alleged volumetric contribution to these sites is limited. Delta is also the subject of an administrative enforcement action brought by the Georgia Environmental Protection Division (the "Georgia EPD") concerning alleged violations of certain air permitting regulations and other provisions of the Clean Air Act and the Georgia air quality rules at Delta's aircraft maintenance facility at Hartsfield Atlanta International Airport. Delta is negotiating a consent order with the Georgia EPD, which has proposed a monetary penalty of $315,000 and an unspecified monetary settlement equal to Delta's economic benefit from its alleged noncompliance. Management presently believes that the resolution of these matters is not likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Frequent Flyer Program
- ----------------------

     Delta, like other major airlines, has established a Frequent Flyer Program offering incentives to maximize travel on Delta. This program allows participants to accrue mileage for award travel while flying on Delta, the Delta Connection carriers and participating airlines. Mileage credit may also be accrued for the use of certain services offered by Frequent Flyer Program partners such as hotels, car rental agencies and credit card companies. Delta reserves the right to terminate the program with six months advance notice, and to change the program's terms and conditions without notice.

     Mileage credits earned can be redeemed for free, discounted or upgraded travel, for membership in Delta's Crown Room Club and for other Frequent Flyer Program partner awards.

Once issued, modification or reissuance of an award is limited. Travel awards are subject to transfer restrictions and, in most cases, blackout dates and capacity controlled seating.

     As of June 30, 1992, a participant in the Frequent Flyer Program generally became eligible for a free travel award after accruing 40,000 miles, and for two free travel awards after accruing 60,000 miles. Delta subsequently modified the Frequent Flyer Program by reducing the number of miles required to become eligible for a free travel award to 30,000 effective October 1, 1992 and 25,000 effective May 1, 1995. Delta estimates the potential number of roundtrip flight awards outstanding to be 3.2 million at June 30, 1992, 5.0 million at June 30, 1993 and 7.9 million at June 30, 1994 (based on program accounts with balances in excess of 40,000 miles, 30,000 miles and 25,000 miles, respectively). Of these earned awards, Delta expects up to approximately 2.4 million, 3.3 million and 5.1 million, respectively, to be redeemed. The difference between the roundtrip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed;
(2) be redeemed for something other than a free trip; or (3) be redeemed on another carrier participating in the Frequent Flyer Program. Accounts with balances in excess of 40,000 miles represented 41% of the total mileage balance of all program participants at June 30, 1992. Accounts with balances in excess of 30,000 miles represented 52% of the total mileage balance of all participants at June 30, 1993. Accounts with balances in excess of 25,000 miles represented 61% of the total mileage balance of all participants at June 30, 1994.

     Delta accounts for its Frequent Flyer Program obligations by recording the estimated incremental cost associated with the potential flight awards as a liability and passenger service expense. Delta monitors changes in the potential free travel awards under the program, and the liability and appropriate expense account balances are adjusted as necessary. The estimated incremental cost associated with a potential flight award is based on Delta's system average cost per passenger for fuel; food and food supplies; passenger insurance, injuries, losses and damages; interrupted trips and oversales; porter service; ticket forms; bag tags; boarding forms; in-flight entertainment; and customs. The trip length is determined by calculating the average trip length to the various award destinations weighted by the historical number of redemptions for each destination. Delta does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. Delta believes this exclusion is immaterial and appropriate because the large majority of these participants are not expected to earn a free flight award. Delta does not account for the redemption of non-travel awards since the cost of these awards to Delta is negligible. At June 30, 1992, 1993 and 1994, the accrued liability was $45.7 million, $69.0 million and $95.0 million, respectively. The $95.0 million accrued liability at June 30, 1994 includes a $14.0 million one-time charge in fiscal 1994 related to Frequent Flyer Program changes that will become effective May 1, 1995.

     Frequent Flyer Program participants flew 3.1 million, 4.5 million and 5.7 million free round-trips in fiscal years 1992, 1993 and 1994, respectively. These round-trips accounted for approximately 5%, 6% and 7% of the total passenger miles flown for the respective periods. Delta believes that the low percentage of free passenger miles, its load factor and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

Transactions with Pan Am Corporation
- ------------------------------------

     Asset Purchase Agreement. Pursuant to an asset purchase agreement dated
     ------------------------
July 27, 1991, as amended (the "Asset Purchase Agreement"), with Pan Am Corporation and certain of its subsidiaries, debtors-in-possession under Chapter 11 of the Bankruptcy Code ("Pan Am"), Delta purchased certain assets relating to Pan Am's Boston-New York-Washington, D. C. Shuttle (the "Shuttle Assets") and route authorities to Europe, Asia and Africa (the "North Atlantic Assets"). The purchased assets included (1) substantially all of Pan Am's then-existing transatlantic route authorities and related beyond rights; (2) certain take-off and landing authorizations and slots; (3) equity interests in three used A310-200 aircraft as well as certain aircraft spare engines and spare parts; and
(4) leasehold interests in certain airport facilities.

     On September 1, 1991, Delta acquired the Shuttle Assets and began operating the Delta Shuttle between Boston and New York and between Washington, D. C.
and New York. On November 1, 1991, Delta purchased the North Atlantic Assets and started service between New York-Kennedy Airport and 15 nonstop transatlantic destinations; between Miami and London; between Washington, D.C. and Frankfurt; and between Frankfurt and nine nonstop destinations in Europe, the Middle East and India.

     Delta's purchase price under the Asset Purchase Agreement was $416 million, subject to certain adjustments. Under the Asset Purchase Agreement, Delta also assumed certain liabilities, including $66 million in mortgages on acquired assets and up to $100 million of Pan Am's passenger tickets under certain circumstances. In connection with these asset acquisitions, Delta hired approximately 7,800 Pan Am personnel and entered into operating leases for 42 used aircraft.

     Participation in Plan of Reorganization.  Pursuant to a letter dated
     ---------------------------------------
August 11, 1991, as amended on October 22, 1991 (the "Letter Agreement"), among Delta, Pan Am and the Official Committee of Unsecured Creditors of Pan Am (the "Creditors Committee"), Delta agreed, subject to certain terms and conditions, to participate in a plan of reorganization for Pan Am, to provide certain debtor-in-possession financing (the "DIP Loan") to Pan Am prior to the effective date of Pan Am's proposed plan of reorganization and to amend the Asset Purchase Agreement in certain respects (including increasing the purchase price thereunder to the purchase price indicated above).

     On December 1, 1991, Delta advised Pan Am that it could not agree to Pan Am's request to provide additional financing to Pan Am prior to the effective date of Pan Am's proposed plan of reorganization. Pan Am ceased operations on December 4, 1991, and its proposed plan of reorganization before the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") was not confirmed. Pan Am is liquidating its assets.

     The $115 million principal amount of the DIP Loan, plus accrued interest of $30 million, is outstanding and reflected as an asset in Delta's Consolidated Balance Sheets as of June 30, 1994. These amounts are secured by a lien on substantially all of Pan Am's remaining assets, but are subject to prior liens of approximately $60 million in favor of the Pan Am Shuttle bankruptcy estate and certain other liens on specific assets. As a result of the sale of Pan
Am's assets, Delta
expects Pan Am will have sufficient funds to repay in full these amounts due Delta under the DIP Loan, although there can be no assurance this will be the case. Delta believes the book value of the DIP Loan as recorded in the Company's Consolidated Balance Sheets approximates its fair value.

     On February 24, 1993, Delta filed a motion requesting the Bankruptcy Court to order Pan Am to repay to Delta the outstanding principal amount of the DIP Loan plus certain accrued interest. Pan Am and the Creditors Committee opposed Delta's motion, and filed a cross-motion requesting the Bankruptcy Court to provide for the repayment of the DIP Loan, if at all, at the conclusion of the lawsuit discussed below filed against Delta by Pan Am, the Creditors Committee and the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am (the "Ad Hoc Committee"). On May 20, 1993, the Bankruptcy Court consolidated these motions with the lawsuit described in the first three paragraphs under "Litigation Relating to Delta's Participation in Pan Am's Plan of Reorganization" below. Delta appealed this ruling to the United States District Court for the Southern District of New York (the "District Court") which, on December 27, 1993, remanded this matter to the Bankruptcy Court for (1) a statement of reasons for the Bankruptcy Court's ruling; and (2) reconsideration. The Bankruptcy Court has not yet taken any action on this remand.

     CRAF. To resolve certain claims against Pan Am by the United States Air
     ----
Force (the "Air Force") related to Pan Am's participation in the Civil Reserve Air Fleet Enhancement Program (the "CRAF Program"), Delta entered into an agreement in principle dated October 17, 1991, with the Air Force. Under the agreement in principle, Delta committed to the CRAF Program, for five years, aircraft having a certain point value under the CRAF Program. This commitment is currently being met by Delta's agreeing to make available 43 of its international-range aircraft (which will be reduced to 26 aircraft as of October 1, 1994) for use by the military under certain stages of readiness related to national emergencies.

     Litigation Relating to Delta's Participation in Pan Am's Plan of
     ----------------------------------------------------------------
Reorganization.  On March 6, 1992, Pan Am, the Creditors Committee and the Ad
- --------------
Hoc Committee filed a consolidated amended complaint (the "Complaint") in the Bankruptcy Court against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The Complaint alleges, among other things, that Delta breached its contractual obligations and promises to participate in the plan of reorganization; violated its duty of good faith and fair dealing; breached its fiduciary duties to Pan Am and its creditors; and acted in bad faith. The Complaint also asserts, among other things, that Delta induced Pan Am and the Creditors Committee to approve the sale to Delta of the Shuttle Assets and the North Atlantic Assets in exchange for Delta's commitment to participate in the proposed plan of reorganization; that once it acquired the Shuttle Assets and the North Atlantic Assets, Delta, in bad faith, refused to participate in the plan of reorganization; that Delta erected substantial obstacles to the successful completion of the plan of reorganization; that Delta failed to provide all the financing it committed to provide and delayed making known its decision not to participate in the plan of reorganization until the last possible moment, thereby knowingly precipitating Pan Am's shutdown; that, following the Bankruptcy Court's approval of the sale of the Shuttle Assets and North Atlantic Assets, Delta controlled Pan Am and was an active participant in every material decision concerning Pan Am's operations, including the development of a business plan for reorganized Pan Am; and that, to the degree there was any deterioration of the business plan for reorganized Pan Am, Delta either caused or materially contributed to such deterioration. In the Complaint, the plaintiffs seek to disallow, or to subordinate to the claims of Pan Am's general unsecured creditors, all claims Delta may have against Pan Am, including the repayment of the DIP Loan; to impose a constructive trust for the benefit of Pan Am's creditors on the profits Delta receives or should have received from the Shuttle Assets and the North Atlantic Assets; to recover at least $2.5 billion in compensatory damages plus punitive damages, costs and attorneys' fees; and to obtain such other relief as the Bankruptcy Court deems appropriate. In addition, in the Complaint, the Creditors Committee seeks, independently and in its own right, unspecified compensatory and punitive damages for, among other things, loss of its potential equity interest in, and loss of employment by Pan Am employees with, a reorganized Pan Am.

     On April 6, 1992, Delta filed its answer denying liability under the Complaint and asserting various affirmative defenses. Additionally, Delta filed counterclaims against the Creditors Committee, its individual members and Pan Am. Delta's counterclaims allege, among other things, that the Creditors Committee and its members (1) violated their duty of good faith and fair dealing to Delta by engaging in destructive and manipulative acts which undermined Pan Am's proposed reorganization; and (2) interfered improperly with Delta's agreements with Pan Am. In its counterclaims against the Creditors Committee and its members, Delta is seeking compensatory and punitive damages in an amount to be determined at trial. In its counterclaims against Pan Am, Delta is seeking actual damages for Pan Am's failure to pay Delta amounts owed, including the DIP Loan. Pan Am filed an answer denying liability to Delta; the Creditors Committee and its members filed a motion to dismiss Delta's counterclaims. On November 5, 1992, the Bankruptcy Court denied the motion to dismiss Delta's counterclaims against the Creditors Committee, but dismissed Delta's counterclaims against the individual members of the Creditors Committee. Delta appealed this dismissal to the District Court which, on August 20, 1993, dismissed Delta's appeal as not then appealable.

     On December 23, 1993, the District Court granted Delta's motion requesting that Court (before which are pending the two lawsuits filed against Delta by former Pan Am employees which are described below), rather than the Bankruptcy Court, to conduct the trial of this action. On May 2, 1994, the District Court
(1) denied the plaintiffs' motion requesting a jury trial or, alternatively, trial by an advisory jury; and (2) ruled that this lawsuit would be tried separately from the two lawsuits filed against Delta by former Pan Am employees which are described below. On May 3, 1994, the District Court denied Delta's motion for partial summary judgment, as well as the Creditors Committee's motion for summary judgment on Delta's counterclaims. The trial of liability issues (but not possible damages) in this lawsuit occurred between May 4, 1994, and June 10, 1994. The District Court has not yet issued its decision or indicated when such a decision may be forthcoming.

     Several other legal actions relating to Delta's participation in Pan Am's proposed plan of reorganization are also pending including, among others, the following actions. Pan Am, which has been sued by the Air Force for, among other things, $382.4 million for Pan Am's alleged breach of its obligations under the CRAF Program, has filed a third party complaint in the Bankruptcy Court against Delta alleging that, to the extent the Air Force has a valid claim against Pan Am, Pan Am is entitled to recover from Delta such amounts as are required to satisfy any such claim. On April 6, 1992, Delta filed its answer denying liability under Pan Am's third party complaint and asserting various affirmative defenses. Additionally, Delta filed a counterclaim against Pan Am and a third party complaint against the Creditors Committee and its individual members. Delta's counterclaim and third party complaint in this case are similar to Delta's counterclaims against Pan Am, and the Creditors Committee and its members, respectively, described in the second preceding paragraph. Pan Am filed an answer denying liability to Delta; the Creditors Committee and its members filed a motion to dismiss Delta's third party complaint. On November 5, 1992, the Bankruptcy Court denied the motion to dismiss Delta's third party complaint against the Creditors Committee, but dismissed Delta's third party complaint against the individual members of the Creditors Committee. Delta appealed this dismissal to the District Court which, on August 20, 1993, dismissed Delta's appeal as not then appealable. On September 16, 1994, Pan Am objected to the assertions of the Air Force that certain of its alleged claims against Pan Am are secured or are otherwise entitled to priority treatment, and moved for partial summary judgment with respect to such assertions.

     On March 12, 1992, a purported class action complaint was filed against Delta in the District Court by former Pan Am employees who allege, among other things, that they were intended third-party beneficiaries of Delta's agreement with Pan Am to participate in Pan Am's proposed plan of reorganization. The former employees, who have requested and are entitled to a jury trial, make allegations and claims similar to those asserted in the Complaint described above. In their complaint, the former employees seek damages of at least $1.1 billion for loss of employment, loss of continued wages and benefits with a reorganized Pan Am and out-of-pocket losses; costs and attorneys' fees; and other unspecified relief. On July 8, 1992, Delta filed its answer denying liability in this lawsuit and asserting various affirmative defenses. Additionally, Delta filed a third party complaint against the Creditors Committee, its individual members and Pan Am alleging that these parties are liable to Delta for any amounts that plaintiffs in this lawsuit may recover from Delta. Pan Am filed an answer denying liability to Delta; the Creditors Committee and its members filed a motion to dismiss Delta's third party complaint. On December 4, 1992, the District Court dismissed Delta's third party complaint against the Creditors Committee and its members, but granted Delta permission to replead its claims. On January 25, 1993, Delta filed an amended third party complaint against the Creditors Committee and its members, who filed a motion to dismiss Delta's amended claims. The District Court (1) denied plaintiffs' motion for class action certification on March 10, 1993 and reaffirmed this order on August 6, 1993; and (2) denied the motion by the Creditors Committee and its members to dismiss Delta's amended third party complaint on August 18, 1993. On September 24, 1993, the Creditors Committee and its members answered Delta's amended third party complaint, denying liability to Delta and asserting various affirmative defenses. On December 14, 1993, the District Court denied plaintiffs' motion requesting the District Court to reconsider its order denying plaintiffs' motion for class action certification or, alternatively, to permit an immediate appeal of that order. On February 28, 1994, Delta filed a motion for summary judgment on all of plaintiffs' claims in this lawsuit; the plaintiffs are opposing this motion. Also on February 28, 1994, the Creditors Committee and its members filed motions for summary judgment on Delta's third party claims for indemnification and contribution in this lawsuit; Delta is opposing these motions. The District Court has not yet ruled on these motions or scheduled the trial of this lawsuit.

     On September 10, 1992, a lawsuit was filed against Delta in the District Court by approximately 120 former Pan Am pilots who make allegations and claims similar to those asserted in the purported class action complaint by former Pan Am employees described in the preceding paragraph. In their complaint, the plaintiffs, who have requested and are entitled to a jury trial, seek unspecified damages for lost wages and benefits and out-of-pocket losses; costs and attorneys' fees; and other unspecified relief. On January 8, 1993, Delta filed its answer denying liability in this lawsuit and asserting various affirmative defenses. Additionally, Delta filed a third party complaint against the Creditors Committee and its individual members alleging that these parties are liable to Delta for any amounts that plaintiffs in this lawsuit may recover from Delta. The Creditors Committee and its members filed a motion to dismiss Delta's third party complaint. On August 18, 1993, the District Court denied this motion. On September 24, 1993, the Creditors Committee and its members answered Delta's third party complaint, denying liability to Delta and asserting various affirmative defenses. On February 28, 1994, Delta filed a motion for summary judgment on all of plaintiffs' claims in this lawsuit; the plaintiffs are opposing this motion. Also on February 28, 1994, the Creditors Committee and its members filed motions for summary judgment on Delta's third party claims for indemnification and contribution in this lawsuit; Delta is opposing these motions. The District Court has not yet ruled on these motions or scheduled the trial of this lawsuit.

     A purported class action complaint was commenced against Delta in the Supreme Court of the State of New York, County of New York, on behalf of participants of Pan Am's WorldPass Frequent Flyer Program ("WorldPass") who elected to obtain Pan Am WorldPass travel certificates rather than to transfer their accumulated miles into Delta's Frequent Flyer Program. The WorldPass participants are seeking unspecified damages, costs and attorneys' fees, and other unspecified relief. Delta has removed this action to the Bankruptcy Court. On April 6, 1992, Delta filed its answer denying liability in this lawsuit and asserting various affirmative defenses.

     Delta believes that it complied with all of its obligations to Pan Am and the Creditors Committee and that the actions filed against it are without merit, and it intends to defend these matters vigorously. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity. It is possible that other actions and claims will be filed against Delta relating to its participation in Pan Am's proposed plan of reorganization.

ITEM 2.  PROPERTIES
- ------   ----------

Flight Equipment
- ----------------

     Information relating to Delta's aircraft fleet is set forth under "Operational Review - Aircraft Fleet" on page 6, and in Notes 2 and 6 of the Notes to Consolidated Financial Statements on pages 28 and 31, respectively, of Delta's 1994 Annual Report to Stockholders, and is incorporated herein by reference.

Ground Facilities
- -----------------

     Delta leases most of the land and buildings that it occupies. The Company's largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of its principal offices are located at or near Hartsfield Atlanta International Airport, in Atlanta, Georgia, on land leased from the City of Atlanta under long-term leases. Delta owns a portion of its principal offices, its Atlanta reservations center and other improved and unimproved real property in Atlanta, as well as a limited number of radio transmitting and receiving sites and certain other facilities.

     Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of from less than one year to thirty years or more, are based on fixed rental charges per square foot of floor space occupied, and contain provisions for periodic adjustment of rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports, generally under long-term leases which cover the cost of providing, operating and maintaining such facilities. In addition, Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are normally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Note 6 of the Notes to Consolidated Financial Statements on page 31 of Delta's 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS
- ------   -----------------

     On September 19, 1986, a purported class action lawsuit was filed against Delta, Western Air Lines, Inc. ("Western") and certain directors of Western in the Court of Chancery of the State of Delaware in New Castle County (the "Chancery Court") on behalf of persons who owned Western securities on September 9, 1986, the date Western and Delta entered into a merger agreement (the "Merger Agreement") providing for the merger (the "Merger") of a wholly owned subsidiary of Delta into Western. (The Merger was consummated on December 18, 1986 and Western was merged into Delta on April 1, 1987.) In their amended complaint, the plaintiffs, who are seeking unspecified compensatory and rescissionary damages, allege, among other things, that the consideration paid in the Merger was grossly inadequate, that Western's directors breached their fiduciary duties to Western stockholders by approving the Merger despite their knowledge that Western's common stock had a value of up to more than double the merger price, by agreeing to a "lock-up option" and a "no shop/no talk" clause in the Merger Agreement, by acquiescing in certain "golden parachute" arrangements and by failing to disclose certain information concerning the value of Western, and that Delta aided and abetted such breaches of duty. On September 11, 1989, the Chancery Court granted in part and denied in part Western's and the individual defendants' motions to dismiss the amended complaint, and granted Delta's motion to dismiss the amended complaint. The Chancery Court ruled that the amended complaint stated two claims against Western and the individual defendants that could not be resolved on a motion to dismiss: whether Western and the individual defendants failed (1) to act in the best interests of

Western's stockholders in conducting the sale of Western; and (2) to disclose certain information concerning the value of Western. On November 23, 1992, Western and the individual defendants filed a motion for summary judgment, which the Chancery Court granted on February 25, 1994. The plaintiffs have appealed this ruling to the Delaware Supreme Court. Delta believes that the defendants' conduct has been entirely proper and lawful, and it intends to continue to defend this lawsuit vigorously.

     In January 1987, the Association of Flight Attendants ("AFA"), the collective bargaining agent for the flight attendants at Western prior to the merger of Western into Delta on April 1, 1987 (the "Second Merger"), filed suit against Western in the United States District Court for the District of Columbia. The AFA suit sought to compel Western to arbitrate a grievance alleging that Western breached the AFA-Western collective bargaining agreement by not requiring Delta (1) to be bound by that agreement; and (2) to recognize the AFA as representing the former Western flight attendants after the Second Merger. The District Court dismissed the action on the grounds that the grievance raised representation matters which under the Railway Labor Act are within the exclusive jurisdiction of the National Mediation Board (which subsequently ruled that the representation certification of the AFA at Western terminated on April 1, 1987). The AFA appealed to the United States Court of Appeals for the District of Columbia, which reversed the District Court's dismissal of the AFA's action to compel arbitration, ruling (1) that the AFA's claim based on any right of continued representation is moot; (2) that the AFA's claim for damages is not moot; and (3) that an arbitrator has authority under the Railway Labor Act to adjudicate the AFA's grievance to the extent it seeks damages for Western's alleged breach of the collective bargaining agreement. Delta then filed a petition for certiorari in the United States Supreme Court which, on April 2, 1990, refused to review the Court of Appeals' decision. As a result, arbitration of the AFA's grievance will proceed and, if the AFA's claim is upheld, damages could be assessed against Delta. Delta has a number of defenses which it considers to be valid, and will vigorously assert these defenses in the arbitration.

     On May 16, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately
1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines. Plaintiffs are seeking injunctive relief, unspecified compensatory and punitive damages, costs and attorneys' fees, and such other relief as the District Court deems appropriate. On July 18, 1994, Delta filed its answer denying liability under the complaint and asserting various affirmative defenses. Delta intends to defend this matter vigorously.

     Delta is also a defendant in certain other legal actions relating to alleged employment discrimination practices, other matters concerning past and present employees, environmental issues and other matters concerning Delta's business. Although the ultimate outcome of these matters and the matters discussed above in this item 3 cannot be predicted with certainty and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity.

     For a discussion of certain environmental matters and litigation relating to Delta's participation in Pan Am's proposed plan of reorganization, see "ITEM
1. BUSINESS - Environmental Matters" on pages 8-9, and "ITEM 1. BUSINESS - Transactions with Pan Am Corporation" on pages 11-15, respectively, of this Form 10-K. For a discussion of the settlement of certain antitrust litigation, see "Capitalization, Financing and Liquidity - Fiscal Year 1994 -Antitrust Settlement" on page 14 of Delta's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     On December 21, 1992, the United States Department of Justice filed a civil complaint in the United States District Court for the District of Columbia against Delta, seven other major domestic airlines and the Airline Tariff Publishing Company ("ATP"), a computerized fare publishing service owned by domestic and international air carriers. The complaint alleges that the defendants and unnamed co-conspirators violated Section 1 of the Sherman Act by engaging in price fixing and by operating the ATP's computerized fare exchange system in a manner that unreasonably restrains competition in the domestic air passenger transportation system. In March 1994, Delta, the ATP and five other airline defendants agreed to settle this lawsuit without admitting liability by entering into a stipulated final judgment that (1) prohibits the announcement of fare increases before their effective date; (2) restricts the use of fares which require that tickets be purchased by a specified date; and (3) bars or limits certain other pricing activities. On August 10, 1994, the District Court approved the final judgment, which is similar to a final judgment entered into by the two other airline defendants that was approved by the District Court in November 1993. Delta believes that its compliance with the stipulated final judgment will not have a material adverse effect on its operations.

     The Attorneys General of several States are investigating whether several major airlines, including Delta, have engaged in price fixing and other unlawful restraints of trade. The States have issued a subpoena to the Company and other major airlines requiring them to provide certain information and documents. Delta and other airlines have met with the States to discuss a possible settlement of the States' potential claims, but there can be no assurance that a settlement will be reached. Delta believes that its pricing activities are legal and that it has not violated the antitrust laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     Certain information concerning Delta's executive officers follows. All positions shown are with Delta. There are no family relationships between any of Delta's executive officers.

Ronald W. Allen           Mr. Allen has been Chairman of the Board and Chief
                          Executive Officer since August 1, 1987. On March 1,
                          1993, Mr. Allen was elected to the additional office of President, a position he also held from August 9, 1990 through April 30, 1991. He was President and
                          Chief Operating Officer from November 1983 through
                          July 1987. Age 52.

H. C. Alger               Executive Vice President - Operations, March 1993 to
                          date; Senior Vice President - Operations, February
                          1992 through February 1993; Vice President - Flight
                          Operations, August 1987 through January 1992. Age 56.

W. Martin Braham          Senior Vice President - Airport Customer Service,
                          March 1993 to date; Vice President - Airport Customer
                          Service, August 1992 through February 1993; Assistant
                          Vice President - International Airport Customer
                          Service, February 1992 through July 1992; Assistant
                          Vice President - Stations, August 1991 through January
                          1992; Director - Stations, August 1989 through July
                          1991. Age 49.

Robert W. Coggin          Senior Vice President - Marketing, August 1992 to
                          date; Senior Vice President - Marketing Development and Planning, February 1992 through July 1992; Vice
                          President - Marketing Development and Planning,
                          November 1991 through January 1992; Vice President -
                          Marketing Development, November 1988 through October
                          1991. Age 58.

Robert S. Harkey          Senior Vice President - General Counsel, November 1990
                          to date; Vice President - General Counsel, November
                          1988 through October 1990. Age 53.

Russell H. Heil           Senior Vice President - Technical Operations, February
                          1992 to date; Executive Vice President - Technical
                          Operations, May 1991 through January 1992; Executive
                          Vice President - Operations and Personnel, August 16,
                          1990 through April 1991; Senior Vice President -
                          Personnel, November 1984 through August 15, 1990. Age
                          52.

Rex A. McClelland         Senior Vice President - Corporate Services, August
                          1993 to date; Senior Vice President - Administrative
                          Services, February 1992 through July 1993; Senior Vice
                          President - Operations, August 1987 through January
                          1992. Age 58.

Thomas J. Roeck, Jr.      Senior Vice President - Finance and Chief Financial
                          Officer, June 1988 to date. Age 50.

Maurice W. Worth          Senior Vice President - Personnel, May 1991 to date;
                          Vice President - Personnel, November 1989 through
                          April 1991; Assistant Vice President - Personnel
                          Administration, February 1987 through October 1989.
                          Age 54.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------   ---------------------------------------------------------------------

     Information required by this item is set forth under "Common Stock and Depositary Shares Representing Series C Convertible Preferred Stock", "Number of Stockholders" and "Market Prices and Dividends" on page 17 of Delta's 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
- ------   -----------------------

     Information required by this item is set forth on page 38 and the inside back cover of Delta's 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Information required by this item is set forth under "Operational Review - Leadership 7.5" on pages 4-5, and pages 7-14, of Delta's 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

     Information required by this item is set forth on pages 22-37, and in "Report of Independent Public Accountants" on page 21, of Delta's 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                   PART III
                                   --------

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  -------   --------------------------------------------------

     Information required by this item is set forth on pages 4-7, and under "Other Matters Involving Directors and Executive Officers - Legal Services" and " - Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12, of Delta's Proxy Statement dated September 13, 1994, and is incorporated herein by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

  ITEM 11.  EXECUTIVE COMPENSATION
  -------   ----------------------

     Information required by this item is set forth under "General Information - Compensation of Directors" on pages 3-4, and " - Charitable Award Program" on page 4, and on pages 10 and 16-19, of Delta's Proxy Statement dated September 13, 1994, and is incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  -------   ---------------------------------------------------
            MANAGEMENT
            ----------

     Information required by this item is set forth on pages 7-9 of Delta's Proxy Statement dated September 13, 1994, and is hereby incorporated herein by reference.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  -------   ----------------------------------------------

     Information required by this item is set forth on pages 10-11, and under "General Information - Legal Services" on page 12, of Delta's Proxy Statement dated September 13, 1994, and is incorporated herein by reference.


                                    PART IV
                                    -------

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
  -------   ----------------------------------------------------
            ON FORM 8-K
            -----------

     (a)(1), (2). The financial statements and schedules required by this item are listed in the Index to Consolidated Financial Statements and Schedules on page 24 of this Form 10-K.

             (3). The exhibits required by this item are listed in the Exhibit Index on pages 38-41 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.7 to 10.14 in the Exhibit Index.

     (b) During the quarter ended June 30, 1994, Delta did not file any Current Reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1994.

                                        DELTA AIR LINES, INC.


                                        By:  /s/ Ronald W. Allen
                                             -----------------------------------
                                             Ronald W. Allen
                                             Chairman of the Board, President
                                             and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of September, 1994 by the following persons on behalf of the registrant and in the capacities indicated.


          Signature                                       Title
          ---------                                       -----



/s/ Ronald W. Allen                            Chairman of the Board, President
- --------------------------------               and Chief Executive Officer
Ronald W. Allen                                (Principal Executive Officer)



Edwin L. Artzt*                                Director
- --------------------------------
Edwin L. Artzt



Henry A. Biedenharn, III*                      Director
- --------------------------------
Henry A. Biedenharn, III



James L. Broadhead*                            Director
- --------------------------------
James L. Broadhead



Edward H. Budd*                                Director
- --------------------------------
Edward H. Budd

          Signature                                       Title
          ---------                                       -----



George D. Busbee*                              Director
- --------------------------------
George D. Busbee



R. Eugene Cartledge*                           Director
- --------------------------------
R. Eugene Cartledge



Mary Johnston Evans*                           Director
- --------------------------------
Mary Johnston Evans



David C. Garrett, Jr.*                         Director
- --------------------------------
David C. Garrett, Jr.



Gerald Grinstein*                              Director
- --------------------------------
Gerald Grinstein



Jesse Hill, Jr.*                               Director
- --------------------------------
Jesse Hill, Jr.



Andrew Young*                                  Director
- --------------------------------
Andrew Young



/s/ Thomas J. Roeck, Jr.                       Senior Vice President-Finance
- --------------------------------               and Chief Financial Officer
Thomas J. Roeck, Jr.                           (Principal Financial Officer
                                               and Principal Accounting Officer)



*By: /s/ Thomas J. Roeck, Jr.                  Attorney-In-Fact
     ---------------------------
     Thomas J. Roeck, Jr.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to
   "Report of Independent Public Accountants" on page 21 of Delta's 1994 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's 1994 Annual Report to Stockholders.

   Consolidated Balance Sheets - June 30, 1994 and 1993

   Consolidated Statements of Operations for the years ended June 30, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and 1992

   Consolidated Statements of Stockholders' Equity for the years ended June 30, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements - June 30, 1994, 1993 and 1992

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

SCHEDULES SUPPORTING FINANCIAL STATEMENTS:

 Schedule
  Number
  ------

    I         Marketable Securities - Other Investments as of June 30, 1994

    V Operating Property and Equipment for the years ended June 30, 1994, 1993 and 1992

    VI Accumulated Depreciation and Amortization of Operating Property and Equipment for the years ended June 30, 1994, 1993 and 1992

   VII        Guarantees of Securities of Other Issuers as of June 30, 1994

   VIII Valuation and Qualifying Accounts for the years ended June 30, 1994, 1993 and 1992

    X Supplementary Information on Statements of Operations for the years ended June 30, 1994, 1993 and 1992

     All other schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
             -----------------------------------------------------



To Delta Air Lines, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Delta Air Lines, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated August 12, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management, are presented for purposes of complying with the Securities and Exchange Commission's rules, and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
August 12, 1994

                                                                      SCHEDULE I


                             DELTA AIR LINES, INC.
                             ---------------------
                   MARKETABLE SECURITIES - OTHER INVESTMENTS
                   -----------------------------------------
                              AS OF JUNE 30, 1994
                              -------------------

                      (In Millions, Except Share Amounts)

                   Column A                      Column B          Column C          Column D                  Column E

                                                 Number of                           Market Value            Balance Sheet Value
           Issuer and Title of Issue              Shares             Cost            at End of Year             at End of Year
           -------------------------             ---------         --------          --------------          -------------------
Swissair, Swiss Air Transport Company Ltd         105,000            $ 85                 $ 61                      $ 61

Singapore Airlines Limited
   Ordinary Shares                             35,186,300             181                  290                       290
                                                                      ---                  ---                       ---

                                                                     $266                 $351                      $351
                                                                     ====                 ====                      ====

                                                                      SCHEDULE V


                             DELTA AIR LINES, INC.
                             ---------------------
                       OPERATING PROPERTY AND EQUIPMENT
                       --------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1994
                       --------------------------------

                             (Amounts in Millions)

             Column A                     Column B              Column C         Column D           Column E            Column F

                                    Balance at Beginning        Additions       Retirements       Other Changes      Balance at End
          Classifications                 of Period            at Cost (a)      or Sales (a)       Add (Deduct)         of Period
          ---------------           --------------------       -----------      ------------      -------------      --------------
Flight Equipment Owned                     $ 9,043                $1,125           $(842)           $(263)(b)            $ 9,063

Flight Equipment under Capital
 Leases                                        173                   -                -                   -                  173

Ground Property and Equipment                2,372                   170            (116)             (28)(c)              2,398
                                             -----                   ---            -----             ----                 -----
                                           $11,588                $1,295           $(958)           $(291)               $11,634
                                            ======                 =====            =====            =====                ======

(a)  Major additions included 8 A310-300 aircraft, 2 B-737-300 aircraft,
     1 B-767-300 aircraft, 4 MD-11 aircraft and 4 MD-88 aircraft. The Company completed sale and leaseback agreements for 8 A310-300 aircraft, 1 B-767-300 aircraft and 1 MD-11 aircraft. Three B-737-300 aircraft were sold, and 3 A310-200 aircraft, 14 A310-300 aircraft, 11 B-727-200 aircraft and 2 MD-11 aircraft were returned to lessors.

(b)  Primarily represents net transfers to non-operating flight equipment.

(c)  Primarily represents net transfers to non-operating property.

                                                                      SCHEDULE V


                             DELTA AIR LINES, INC.
                             ---------------------
                       OPERATING PROPERTY AND EQUIPMENT
                       --------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1993
                       --------------------------------

                                                       (Amounts in Millions)

          Column A                 Column B              Column C          Column D           Column E             Column F

                             Balance at Beginning        Additions        Retirements        Other Changes       Balance at End
       Classifications            of Period             at Cost (a)       or Sales (a)       Add (Deduct)          of Period
       ---------------       --------------------       -----------       ------------       -------------       --------------
Flight Equipment Owned            $ 8,354                 $1,469             $(738)             $(42)(b)             $ 9,043
Flight Equipment under
  Capital Leases                      173                     --                --                --                     173
Ground Property and
  Equipment                         2,210                    245               (29)              (54)(c)               2,372
                                    -----                    ---               ---               ---                   -----
                                  $10,737                 $1,714             $(767)             $(96)                $11,588
                                   ------                  -----              ----               ---                  ------

(a) Major additions included 1 A310-300 aircraft, 6 B-757-200 aircraft, 3 B-737-300 aircraft, 1 B-767-300 aircraft, 4 B-767-300ER aircraft, 3 MD-11 aircraft and 11 MD-88 aircraft. The Company completed sale and leaseback agreements for 1 A310-300 aircraft, 5 B-757-200 aircraft, 1 B-767-300 aircraft, 2 B-767-300ER aircraft and 2 MD-11 aircraft. Eighteen DC-9 aircraft were sold, and 5 B-727-200 aircraft and 1 B-737-200 aircraft were returned to lessors.

(b)  Primarily represents net transfers to non-operating flight equipment.

(c)  Primarily represents net transfers to non-operating property.

                                                                      SCHEDULE V


                             DELTA AIR LINES, INC.
                             --------------------
                       OPERATING PROPERTY AND EQUIPMENT
                       --------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1992
                       --------------------------------

                             (Amounts in Millions)


              Column A                       Column B          Column C          Column D           Column E          Column F
                                        Balance at Beginning   Additions        Retirements      Other Changes     Balance at End
          Classifications                    of Period         at Cost (a)      or Sales (a)      Add (Deduct)       of Period
          ---------------               --------------------   -----------      ------------     -------------     --------------

Flight Equipment Owned                         $6,831            $2,053            $(671)           $141(b)           $ 8,354

Flight Equipment under Capital Leases             173               --               --              --                   173

Ground Property and Equipment                   1,890               363              (54)             11(c)             2,210
                                                -----               ---              ----             --                -----

                                               $8,894            $2,416            $(725)           $152              $10,737
                                                -----             -----             -----            ---               ------

(a)  Major additions were 3 used A310-200 aircraft, 9 B-757-200 aircraft,
     3 B-767-300 aircraft, 1 B-767-300ER aircraft, 13 used L-1011 aircraft,
     4 MD-11 aircraft and 22 MD-88 aircraft. The Company completed sale and leaseback agreements for 1 B-767-300 aircraft, 1 B-767-300ER aircraft, 4 MD-11 aircraft and 9 MD-88 aircraft. Nine DC-9 aircraft were sold, and 5 DC-9 aircraft were returned to lessors. The Company acquired, under operating leases, 4 used A310-200 aircraft, 14 used A310-300 aircraft and 24 used B-727-200 aircraft.

(b)  Primarily represents net transfers from non-operating property.

(c)  Primarily represents net transfers from flight equipment.

                                                                     SCHEDULE VI


                             DELTA AIR LINES, INC.
                             ---------------------
 ACCUMULATED DEPRECIATION AND AMORTIZATION OF OPERATING PROPERTY AND EQUIPMENT
 -----------------------------------------------------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1994
                       --------------------------------

                             (Amounts in Millions)

            Column A                        Column B              Column C          Column D        Column E         Column F

                                                                  Additions
                                                              - - - - - - - - -     Deductions
                                     Balance at Beginning     Provision Charged    - - - - - -    Other Changes    Balance At End
         Classifications                    of Period           to Income (a)      Retirements     Add (Deduct)      of Period
         ---------------             --------------------     -----------------    -----------     ------------    --------------
Flight Equipment Owned                       $3,559                 $419              $ (34)         $(64)(b)          $3,880

Flight Equipment under Capital Leases           128                   14                 -                -               142

Ground Property and Equipment                 1,143                  221               (108)           (6)(b)           1,250
                                             ------                  ---               -----          ----             ------

                                             $4,830                 $654              $(142)         $(70)             $5,272
                                              -----                  ---               -----          ----              -----

(a)  Provision charged to income as above                                  $654
     Amortization of cost in excess of net assets acquired                    9
     Amortization of leasehold and operating rights                          64
     Amortization of pre-operating expense                                    9
     Amount shown as restructuring charge                                   (58)
                                                                            ----
     Depreciation and amortization as shown on consolidated statements of
     income                                                                $678
                                                                            ---
(b) Primarily represents net transfers to non-operating property and flight equipment.

                                                                     SCHEDULE VI


                             DELTA AIR LINES, INC.
                             ---------------------
 ACCUMULATED DEPRECIATION AND AMORTIZATION OF OPERATING PROPERTY AND EQUIPMENT
 -----------------------------------------------------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1993
                       --------------------------------

                             (Amounts in Millions)

       Column A                Column B                 Column C             Column D           Column E           Column F

                                                        Additions
                                                    - - - - - - - - -        Deductions
                         Balance at Beginning       Provision Charged       - - - - - -       Other Changes      Balance At End
    Classifications           of Period               to Income(a)          Retirements       Add (Deduct)         of Period
    ---------------      --------------------       -----------------       -----------       -------------      --------------
Flight Equipment Owned          $3,213                     $476                $ (90)            $(40)(b)            $3,559

Flight Equipment under
  Capital Leases                   112                       16                   --               --                   128

Ground Property and
  Equipment                        983                      186                  (25)              (1)(b)             1,143
                                 -----                      ---                  ---              ---                 -----
                                $4,308                     $678                $(115)            $(41)               $4,830
                                 =====                      ===                 ====              ===                 =====

(a)  Provision charged to income as above                                $678
     Amortization of cost in excess of net assets acquired                  9
     Amortization of leasehold and operating rights                        64
     Amortization of pre-operating expense                                 14
     Amount shown as restructuring charge                                 (30)
                                                                          ---
     Depreciation and amortization as shown on consolidated statements
      of income                                                          $735
                                                                          ===

(b) Primarily represents net transfers to non-operating property and flight equipment.

                                                                     SCHEDULE VI


                             DELTA AIR LINES, INC.
                             ---------------------
 ACCUMULATED DEPRECIATION AND AMORTIZATION OF OPERATING PROPERTY AND EQUIPMENT
 -----------------------------------------------------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1992
                       --------------------------------

                             (Amounts in Millions)

              Column A                      Column B            Column C         Column D      Column E      Column F

                                                              Additions
                                                            - - - - - - - - -   Deductions
                                      Balance at Beginning  Provision  Charged  - - - - - -  Other Changes Balance at End
          Classifications                   of Period         to Income (a)     Retirements  Add (Deduct)    of Period
          ---------------             --------------------  ------------------  -----------  ------------  --------------

Flight Equipment Owned                        $2,873              $390             $(26)       $(24)(b)        $3,213

Flight Equipment under Capital Leases             92                20               --          --               112

Ground Property and Equipment                    854               174              (43)         (2)(b)           983
                                               -----               ---              ----         ---            -----

                                              $3,819              $584             $(69)       $(26)           $4,308
                                               =====               ===              ====        ====            =====


(a)  Provision charged to income as above                                   $584
     Amortization of cost in excess of net assets acquired                     9
     Amortization of leasehold and operating rights                           36
     Amortization of pre-operating expense                                     6
                                                                             ---
     Depreciation and amortization as shown on consolidated
       statements of income                                                 $635
                                                                             ===

(b)  Primarily represents net transfers to non-operating property.

                                                                    SCHEDULE VII


                             DELTA AIR LINES, INC.
                             ---------------------
                   GUARANTEES OF SECURITIES OF OTHER ISSUERS
                   -----------------------------------------
                              AS OF JUNE 30, 1994
                              -------------------

                             (Amounts In Millions)

  Name of Issuer of Securities Guaranteed      Title of Issue of Each Class of       Total Amount Guaranteed
  by Person for Which Statement is Filed            Securities Guaranteed                and Outstanding        Nature of Guarantee
  ---------------------------------------      ------------------------------        -----------------------    -------------------
Regional Airports Improvement Corporation  Regional Airports Improvement Corporation         $  94            Principal and Interest
                                           11 1/4% Facilities Sublease Revenue Bonds,
                                           Issue of 1985

Dallas-Fort Worth International Airport    Dallas-Fort Worth International Airport            117            Principal and Interest
Facility Improvement Corporation           Facility Improvement Corporation Delta Air
                                           Lines, Inc. Revenue Bonds, Series 1991

Kenton County Airport Board                Kenton County Airport Board (Commonwealth           438            Principal and Interest
                                           of Kentucky) Special Facilities Revenue
                                           Bonds, Series 1992 (Delta Air Lines, Inc.
                                           Project)

Dallas-Fort Worth International Airport    Dallas-Fort Worth International Airport             26            Principal and Interest
Facility Improvement Corporation           Facility Improvement Corporation Delta Air
                                           Lines, Inc. Revenue Refunding Bonds, Series
                                           1993
                                                                                               ---
                                                                                             $ 675
                                                                                               ---

                                                                   SCHEDULE VIII


                             DELTA AIR LINES, INC.
                             ---------------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1994
                       --------------------------------

                                                       (Amounts in Millions)

         Column A               Column B                         Column C                          Column D              Column E

                                                                 Additions
                           Balance At Beginning       - - - - - - - - - - - - - - - - -        Deductions from        Balance At End
        Description             of Period              Charged to Income        Other              Allowance             of Period
        -----------        --------------------        -----------------        -----          ---------------        --------------
DEDUCTED IN THE BALANCE
SHEET FROM THE ASSET TO
WHICH IT APPLIES:

Allowance for uncollectible
accounts receivable:              $82                         $23                $  -               $55(a)                 $50

Allowance for
 unrealized (gains)
losses on non-current
marketable securities:            $ 1                         $ -                $(85)(b)           $ 1(c)                 $(85)

(a) Represents write-off of accounts considered to be uncollectible, reversal of amounts deemed collectible and collections.

(b) Represents net unrealized gain to reflect increase in market value resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(c) Represents reversal of previously recognized losses to reflect increases in market value.

                                                                   SCHEDULE VIII


                             DELTA AIR LINES, INC.
                             ---------------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1993
                       --------------------------------

                                                       (Amounts in Millions)

         Column A               Column B                         Column C                          Column D              Column E

                                                                 Additions
                           Balance At Beginning       - - - - - - - - - - - - - - - - -        Deductions from        Balance At End
        Description             of Period              Charged to Income        Other              Allowance             of Period
        -----------        --------------------        -----------------        -----          ---------------        --------------
DEDUCTED IN THE BALANCE
SHEET FROM THE ASSET TO
WHICH IT APPLIES:

Allowance for uncollectible
accounts receivable:              $67                         $27                $  -               $12(a)                 $82

Allowance for unrealized
losses on non-current
marketable securities:            $19                         $ -                $  -               $18(b)                 $ 1

(a) Represents write-off of accounts considered to be uncollectible, reversal of amounts deemed collectible and collections.

(b) Represents reversal of previously recognized losses to reflect increases in market value.

                                                                   SCHEDULE VIII


                             DELTA AIR LINES, INC.
                             ---------------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                       FOR THE YEAR ENDED JUNE 30, 1992
                       --------------------------------

                                                       (Amounts in Millions)

         Column A               Column B                         Column C                          Column D              Column E

                                                                 Additions
                           Balance At Beginning       - - - - - - - - - - - - - - - - -        Deductions from        Balance At End
        Description             of Period              Charged to Income        Other              Allowance             of Period
        -----------        --------------------        -----------------        -----          ---------------        --------------
DEDUCTED IN THE BALANCE
SHEET FROM THE ASSET TO
WHICH IT APPLIES:

Allowance for uncollectible
accounts receivable:              $59                         $38                $  -               $30(a)                 $67

Allowance for unrealized
losses on non-current
marketable securities:            $22                         $ -                $  -               $ 3(b)                 $19

(a) Represents write-off of accounts considered to be uncollectible, reversal of amounts deemed collectible and collections.

(b) Represents reversal of previously recognized losses to reflect increases in market value.

                                                                      SCHEDULE X


                             DELTA AIR LINES, INC.
                             ---------------------
             SUPPLEMENTARY INFORMATION ON STATEMENTS OF OPERATIONS
             -----------------------------------------------------
               FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
               ------------------------------------------------

                             (Amounts in Millions)

                       Column A                                  Column B

                                                       Charged to Costs and Expenses
                                        - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                       Item (a)                  1994              1993              1992
                       --------                  ----              ----              ----
  Maintenance and repairs                       $1,160            $1,190            $1,113

  Taxes other than payroll and income              169               166               169

  Advertising costs                                196               193               234


(a) Amounts for royalties and depreciation and amortization of intangible assets, pre-operating costs, and similar deferrals do not exceed 1% of total operating revenues.

                                 EXHIBIT INDEX
                                 -------------


     3.1 Delta's Certificate of Incorporation (Filed as Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

     3.2 Delta's By-Laws (Filed as Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

     4.1 Rights Agreement dated as of October 23, 1986, and Amendment No. 1 thereto dated as of June 19, 1992, between Delta and NationsBank of Georgia,
N. A. (Filed as Exhibit 1 to Delta's Current Report on Form 8-K dated November 4, 1986, and Exhibit 4-I to Amendment No. 2 to Delta's Registration Statement on Form S-3 (Registration No. 33-48136)).*

     4.2 Resignation, Transfer and Acceptance Agreement dated November 30, 1992, among NationsBank of Georgia, N.A., First Chicago Trust Company of New York, and Delta (Filed as Exhibit 4-G to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-62048)).*

     4.3 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock, Series B ESOP Convertible Preferred Stock and Series C Convertible Preferred Stock (Filed as part of Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

     4.4 Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, Trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

     4.5 Agreement dated May 31, 1989, among Delta, The Citizens and Southern National Bank and The Citizens and Southern National Bank of Florida relating to the appointment of a successor trustee under the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank (Filed as Exhibit 4.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

     4.6 Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

     4.7 Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

     4.8 Indenture dated as of June 15, 1993, between Delta and NationsBank of Georgia, N.A., Trustee, relating to Delta's 3.23% Convertible Subordinated Notes due June 15, 2003 (Filed as Exhibit 4.2 to Delta's Current Report on
Form 8-K dated June 29, 1993).*

     4.9 Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, Issuer, Delta, Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

     4.10 Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, ESOP Trustee, and Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

     4.11 Letter of Credit dated August 12, 1993, issued by NationsBank of Georgia, N.A., to Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.13 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

     4.12 Credit Agreement dated as of December 19, 1991, among Delta, Certain Banks and NationsBank of Georgia, N.A., as Agent Bank, as amended by the First and Second Amendments thereto dated as of November 3, 1992 and December 4, 1992, respectively (Filed as Exhibit 4 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, Exhibit 4.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, and Exhibit 4.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31,
1992).*

     4.13 Amended and Restated Credit Agreement dated as of December 4, 1992, among Delta, Certain Banks and NationsBank of Georgia, N.A., as Agent Bank, as amended by the First Amendment thereto dated as of June 4, 1993 (Filed as Exhibit 4.2 to Delta's Current Report on Form 8-K dated December 8, 1992 and
Exhibit 4-I to Amendment No. 2 to Delta's Registration Statement on Form S-3 (Registration No. 33-62048)).*

     Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

     10.1 Purchase Agreement No. 1646 between The Boeing Company and Delta relating to Boeing Model 737-332 aircraft (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June 30, 1990).*

     10.2 Stock Purchase Agreement dated July 10, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated July 24, 1989).*

     10.3 Stock Purchase Agreement dated August 21, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989)*.

     10.4 Stock Purchase Agreement dated October 26, 1989, between Singapore Airlines Limited and Delta (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K dated November 2, 1989).*

     10.5 Stock Purchase Agreement dated October 26, 1989, between Delta and Singapore Airlines Limited (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated November 2, 1989).*

     10.6 Sixth Amended and Restated Limited Partnership Agreement of WORLDSPAN, L.P. dated as of April 30, 1993 (Filed as Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

     10.7 Employment Agreement dated May 1, 1979, as amended, between Delta and Mr. David C. Garrett (Filed as Exhibit A(1) to Delta's Annual Report on Form 10-K for the year ended June 30, 1979, and Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1986).*

     10.8 Employment Agreement dated July 29, 1987, between Delta and Mr. Ronald W. Allen, as amended by the Amendments thereto dated February 1, 1992, August 15, 1992, and October 28, 1993 (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June 30, 1987, Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, Exhibit
10.13 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, and Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993).*

     10.9   Delta's Incentive Compensation Plan, as amended.

     10.10  Delta's 1989 Stock Incentive Plan, as amended.

     10.11  Delta's Executive Deferred Compensation Plan.

     10.12 Directors' Deferred Compensation Plan (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended June 30, 1987).*

     10.13 Directors' Charitable Award Program (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

     10.14 1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Excess Benefit Plan Agreement (Filed as Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992).*

     10.15 Agreement between Delta and The Air Line Pilots in the Service of Delta as Represented by The Air Line Pilots Association, International as supplemented (Filed as Exhibit 10.28 to Delta's Annual Report on Form 10-K for the year ended June 30, 1990 and Exhibit 10.20 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992).*

     10.16 Purchase Agreement No. DAC 90-10-D between McDonnell Douglas Corporation and Delta relating to MD-90 aircraft (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1990).*

     11. Statement regarding computation of per share earnings for the years ended June 30, 1992, 1993 and 1994.

     12. Statement regarding computation of ratio of earnings to fixed charges for the years ended June 30, 1990, 1991, 1992, 1993 and 1994.

     13.    Portions of Delta's 1994 Annual Report to Stockholders.

     21.    Subsidiaries of Delta.

     23.    Consent of Arthur Andersen LLP.

     24.    Powers of Attorney.

     27.    Financial Data Schedule.


- ---------
*Incorporated herein by reference.