Form 10-Q
period 1994-09-30
DELTA AIR LINES INC /DE/
filed 1994-11-14
CIK 27904

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1994

                                      or

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-5424



                             DELTA AIR LINES, INC.

                     State of Incorporation:  Delaware

                 IRS Employer Identification No.:  58-0218548

       Hartsfield Atlanta International Airport, Atlanta, Georgia 30320

                          Telephone:  (404) 715-2600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

          Number of shares outstanding by each class of common stock, as of October 31, 1994:


         Common Stock, $3.00 par value - 50,606,339 shares outstanding

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                             DELTA AIR LINES, INC.
                    Consolidated Balance Sheets (Unaudited)
                                 (In Millions)

                                                                  September 30         June 30
ASSETS                                                               1994               1994
- -------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $        782        $      1,302
  Short-term investments                                                  906                 408
  Accounts and notes receivable, net                                      883                 886
  Maintenance and operating supplies                                       75                  67
  Deferred income taxes                                                   341                 336
  Prepaid expenses and other                                              210                 224
                                                                 -------------       -------------
    Total current assets                                                3,197               3,223
                                                                 -------------       -------------


PROPERTY AND EQUIPMENT:
  Flight equipment owned                                                9,045               9,063
    Less:  Accumulated depreciation                                     3,971               3,880
                                                                 -------------       -------------
                                                                        5,074               5,183
                                                                 -------------       -------------


  Flight equipment under capital leases                                   173                 173
    Less:  Accumulated amortization                                       146                 142
                                                                 -------------       -------------
                                                                           27                  31
                                                                 -------------       -------------

  Ground property and equipment                                         2,424               2,398
    Less:  Accumulated depreciation                                     1,281               1,250
                                                                 -------------       -------------
                                                                        1,143               1,148
                                                                 -------------       -------------



  Advance payments for equipment                                          282                 241
                                                                 -------------       -------------
                                                                        6,526               6,603
                                                                 -------------       -------------


OTHER ASSETS:
  Marketable equity securities                                            414                 351
  Deferred income taxes                                                   430                 560
  Investments in associated companies                                     225                 219
  Cost in excess of net assets acquired                                   281                 283
  Leasehold and operating rights, net                                     195                 207
  Non-operating property, net                                             145                 211
  Other                                                                   527                 239
                                                                 -------------       -------------
                                                                        2,217               2,070
                                                                 -------------       -------------
                                                                 $     11,940        $     11,896
                                                                 =============       =============

The accompanying notes are an integral part of these balance sheets.

                             DELTA AIR LINES, INC.
                    Consolidated Balance Sheets (Unaudited)
                      (In Millions except Share Amounts)

                                                                      September 30          June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                                      1994               1994
- ------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                               $         27         $        227
  Current obligations under capital leases                                     10                   11
  Accounts payable and accrued liabilities                                  1,696                1,654
  Air traffic liability                                                     1,150                1,247
  Accrued vacation pay                                                        206                  196
  Accrued rent                                                                202                  195
  Accrued income taxes                                                         18                    6
                                                                     -------------        -------------
    Total current liabilities                                               3,309                3,536
                                                                     -------------        -------------

NONCURRENT LIABILITIES:
  Long-term debt                                                            3,135                3,142
  Postretirement benefits                                                   1,661                1,641
  Accrued rent                                                                527                  541
  Capital leases                                                               86                   86
  Other                                                                       472                  395
                                                                     -------------        -------------
                                                                            5,881                5,805
                                                                     -------------        -------------

DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions                            909                  923
  Manufacturers and other credits                                              54                   63
                                                                     -------------        -------------
                                                                              963                  986
                                                                     -------------        -------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock,
   $1.00 par value, $72.00 stated and liquidation value;
   Issued and outstanding 6,866,104 shares at September 30,
   1994 and 6,878,292 shares at June 30, 1994                                 494                  495
  Less: Unearned compensation under
   employee stock ownership plan                                              380                  393
                                                                     -------------        -------------
                                                                              114                  102
                                                                     -------------        -------------

STOCKHOLDERS' EQUITY:
  Series C Convertible Preferred Stock,
   $1.00 par value, $50,000 liquidation preference;
   Issued and outstanding 23,000 shares at September 30, 1994
   and June 30, 1994                                                            -                    -
  Common stock, $3.00 par value;
   Authorized, 150,000,000 shares;
   Issued 54,472,758 shares at September 30, 1994
   and 54,469,491 shares at June 30, 1994                                     163                  163
  Additional paid-in capital                                                2,013                2,013
  Net unrealized gain on marketable equity securities                          90                   53
  Accumulated deficit                                                        (332)                (490)
  Less: Treasury stock at cost, 3,867,629 shares at
   September 30, 1994 and 4,016,219 shares at June 30, 1994                   261                  272
                                                                     -------------        -------------
                                                                            1,673                1,467
                                                                     -------------        -------------
                                                                     $     11,940         $     11,896
                                                                     =============        =============

The accompanying notes are an integral part of these balance sheets.

                             DELTA AIR LINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)
                       (In Millions, except Share Data)

                                                                          Three Months Ended
                                                                             September 30
                                                                ------------------------------------
                                                                       1994                1993
                                                                ------------------------------------
OPERATING REVENUES:
  Passenger                                                       $      2,933         $      2,942
  Cargo                                                                    138                  129
  Other, net                                                                86                   67
                                                                   ------------         ------------
    Total operating revenues                                             3,157                3,138
                                                                   ------------         ------------

OPERATING EXPENSES:
  Salaries and related costs                                             1,138                1,161
  Aircraft fuel                                                            362                  383
  Passenger commissions                                                    322                  311
  Aircraft rent                                                            172                  190
  Depreciation and amortization                                            164                  166
  Selling expenses                                                         150                  139
  Passenger service                                                        137                  140
  Contracted services                                                      116                  114
  Aircraft maintenance materials and repairs                               111                  105
  Facilities and other rent                                                102                   92
  Landing fees                                                              73                   69
  Other                                                                    156                  146
                                                                   ------------         ------------
    Total operating expenses                                             3,003                3,016
                                                                   ------------         ------------
OPERATING INCOME                                                           154                  122
                                                                   ------------         ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                         (76)                 (78)
  Interest capitalized                                                       7                    9
  Interest income                                                           22                   12
  Gain on disposition of flight equipment                                    1                    1
  Miscellaneous income, net                                                 13                   13
                                                                   ------------         ------------
                                                                           (33)                 (43)
                                                                   ------------         ------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                   121                   79

INCOME TAXES PROVIDED, NET                                                 (49)                 (18)
                                                                   ------------         ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                         72                   61
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  NET OF TAX                                                               114                    -
                                                                   ------------         ------------
NET INCOME                                                                 186                   61
PREFERRED STOCK DIVIDENDS                                                  (22)                 (28)
                                                                   ------------         ------------

NET INCOME AVAILABLE
  TO COMMON STOCKHOLDERS                                          $        164         $         33
                                                                   ============         ============

PRIMARY INCOME PER SHARE:
  Before cumulative effect of accounting change                          $1.00                $0.65
  Cumulative effect of accounting change                                  2.25                    -
                                                                   ------------         ------------
                                                                         $3.25                $0.65
                                                                   ============         ============

FULLY DILUTED INCOME PER SHARE:
  Before cumulative effect of accounting change                          $0.99                $0.65
  Cumulative effect of accounting change                                  1.43                    -
                                                                   ------------         ------------
                                                                         $2.42                $0.65
                                                                   ============         ============

AVERAGE SHARES USED IN PER SHARE COMPUTATION:
  Primary                                                           50,558,882           50,170,102
  Fully Diluted                                                     79,680,800           50,170,102

DIVIDENDS PAID PER COMMON SHARE                                          $0.05                $0.05
                                                                   ============         ============

The accompanying notes are an integral part of these statements.

                             DELTA AIR LINES, INC.
                              Statistical Summary
                                  (Unaudited)


                                                          Three Months Ended
                                                             September 30
                                                   -------------------------------
                                                      1994                 1993
                                                   ----------           ----------
Statistical Summary:

Available Seat Miles (000)                         33,563,888           34,826,066
Available Ton Miles (000)                           4,679,976            4,832,867
Revenue Passengers Enplaned                        23,490,082           22,531,706
Revenue Passenger Miles (000)                      23,652,375           22,999,627
Cargo Ton Miles (000)                                 360,012              312,428
Revenue Ton Miles (000)                             2,727,032            2,615,060
Passenger Load Factor                                  70.47%               66.04%
Breakeven Load Factor                                  66.77%               63.31%
Fuel Gallons Consumed (000)                           659,688              669,352
Average Price Per Fuel Gallon                          54.80cents           57.21cents
Cost Per Available Seat Mile                            8.95cents            8.66cents
Passenger Mile Yield                                   12.40cents           12.79cents
Operating Revenue per Available Seat Mile               9.41cents            9.01cents

                             DELTA AIR LINES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                                 (In Millions)

                                                                                            Three Months Ended
                                                                                               September 30
                                                                                  ------------------------------------
                                                                                        1994                 1993
                                                                                  ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                       $          186       $           61
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Cumulative effect of accounting change                                                 (114)                   -
     Depreciation and amortization                                                           164                  166
     Deferred income taxes                                                                    35                   11
     Amortization of deferred gain on sale and
       leaseback transactions                                                                (14)                 (14)
     Gain on disposition of flight equipment                                                  (1)                  (1)
     Rental expense in excess of (less than) payments                                         (7)                   5
     Pension expense less than funding                                                       (18)                 (28)
     Compensation under ESOP                                                                  12                   10
     Other postretirement benefits expense in excess
       of payments                                                                            20                   28

 Changes in certain assets and liabilities:
     Decrease in receivables                                                                   3                   26
     Decrease in other current assets                                                          7                   35
     Decrease in air traffic liability                                                       (97)                (112)
     Increase in accounts payable and accrued liabilities                                     42                  104
     Increase in other payables                                                               22                   25
     Decrease in other noncurrent liabilities                                                (17)                   -
 Other, net                                                                                   10                    5
                                                                                   --------------       --------------
   Net cash provided by operating activities                                                 233                  321
                                                                                   --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Property and equipment additions:
   Flight equipment, including advance payments                                              (49)                (331)
   Ground property and equipment                                                             (37)                 (44)
 Increase in short-term investments, net                                                    (498)                   -
 Proceeds from sale of flight equipment                                                       68                    3
                                                                                   --------------       --------------
   Net cash used in investing activities                                                    (516)                (372)
                                                                                   --------------       --------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt and capital lease obligations                                  (215)                (262)
  Long-term borrowings                                                                         -                    6
  Net short-term borrowings                                                                    -                   21
  Cash dividends                                                                             (22)                 (22)
  Proceeds from sale and leaseback transactions                                                -                  284
                                                                                   --------------       --------------
    Net cash provided (used) by financing activities                                        (237)                  27
                                                                                   --------------       --------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (520)                 (24)
Cash and cash equivalents at beginning of period                                           1,302                1,180
                                                                                  ---------------       --------------
Cash and cash equivalents at end of period                                        $          782        $       1,156
                                                                                  ===============       ==============

The accompanying notes are an integral part of these statements.

                             DELTA AIR LINES, INC.
                  Notes to Consolidated Financial Statements
                              September 30, 1994
                                  (Unaudited)


1.   ACCOUNTING AND REPORTING POLICIES:

     The Company's accounting and reporting policies are summarized in Note 1 (page 27) of the Notes to Consolidated Financial Statements in Delta's
     1994 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair statement of results for the interim periods.

     Effective July 1, 1994, Delta began recording as reductions of revenue certain air transportation price adjustments which had previously been recorded as commissions expense. Certain amounts in the Consolidated Statements of Income for the three months ended September 30, 1993, have been reclassified to conform with the current financial statement presentation.

2.   EMPLOYEE STOCK OWNERSHIP PLAN:

     Effective July 1, 1994, Delta adopted American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). This standard changed the Company's method of accounting for certain dividends on the Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock) and also altered the way such dividends are included in the earnings per share calculations. The adoption of SOP 93-6 increased reported net income available to common stockholders shown on the Consolidated Statements of Income by $2 million for the quarter ended September 30, 1994 and increased primary and fully diluted earnings per share for that period by $0.05 and $0.12, respectively. The provisions of SOP 93-6 require that it be adopted prospectively.

3.   POSTEMPLOYMENT BENEFITS:

     The Company provides certain benefits to its former or inactive employees after employment but before retirement. Such benefits primarily include those related to disability and survivorship plans. Effective July 1, 1994, Delta adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), which requires recognition of the liability for postemployment benefits during the period of employment.

     Adoption of SFAS 112 resulted in a cumulative after-tax transition benefit of $114 million for the quarter ended September 30, 1994, primarily due to the net overfunded status of the Company's disability and survivorship plans. Future period expenses will vary based on actual claims experience and the return on plan assets.


4.   INVESTMENTS IN DEBT AND EQUITY SECURITIES:

     At September 30, 1994, the gross unrealized gain on the Company's investment in Singapore Airlines was $163 million and the gross unrealized loss on the Company's investment in Swissair was $15 million. The
     $93 million net unrealized gain, net of the related $55 million deferred tax provision, on these investments is reflected in stockholders' equity.

     Delta's other investments in available-for-sale securities are recorded as short-term investments in the Company's Consolidated Balance Sheets. The proceeds from sales of these securities during the September 1994 quarter totaled $248 million, which resulted in realized losses, computed on a specific identification basis, of less than $1 million. The amount of net unrealized losses reflected in stockholders' equity at September 30, 1994 on short-term investments was $3 million, net of the related tax benefit.

5.   SALE OF RECEIVABLES:

     During fiscal 1994, the Company entered into a revolving accounts receivable facility providing for the sale of $489 million of a defined pool of accounts receivable through a wholly-owned subsidiary to a trust in exchange for a Senior Certificate in the principal amount of $300 million and a Subordinate Certificate in the principal amount of $189 million. The subsidiary retained the Subordinate Certificate and the Company received $300 million in cash from the sale of the Senior Certificate to a third party. The principal amount of the Subordinate Certificate fluctuates daily depending upon the volume of receivables sold, and is payable to the subsidiary only to the extent the collections received on the receivables exceed amounts due on the Senior Certificate. At September 30, 1994, the principal amount of the Subordinate Certificate was $288 million and is included in accounts receivable on the Company's Consolidated Balance Sheets.

6.   INCOME TAXES:

     Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

     The Company made tax payments in excess of refunds received of less than $1 million during the three months ended September 30, 1994, and received tax refunds in excess of income tax payments of $2 million during the three months ended September 30, 1993.

7.   CONTINGENCIES:

     On March 6, 1992, Pan Am Corporation and certain of its subsidiaries, debtors-in-possession under the Bankruptcy Code (Pan Am) and the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee), together with the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am, filed a consolidated amended complaint (the Complaint) against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The Complaint alleges, among other things, that Delta breached its contractual obligations and promises to participate in the plan of reorganization; violated its duty of good faith and fair dealing; breached its fiduciary duties to Pan Am and its creditors; and acted in bad faith. In the Complaint, the plaintiffs seek to disallow, or to subordinate to the claims of Pan Am's general unsecured creditors, all claims Delta may have against Pan Am, including the repayment of the $115 million principal amount of debtor-in-possession financing Delta provided to Pan Am; to impose a constructive trust for the benefit of Pan Am's creditors on the profits Delta receives or should have received from the assets Delta purchased from Pan Am under the asset purchase agreement dated July 27, 1991, as amended; to recover at least $2.5 billion in compensatory damages plus punitive damages, costs and attorneys' fees; and to obtain such other relief as the Court deems appropriate. In addition, in the Complaint, the Creditors Committee seeks, independently and in its own right, unspecified compensatory and punitive damages for, among other things, loss of its potential equity interest in, and loss of employment by Pan Am employees with, a reorganized Pan Am. The trial of liability issues (but not possible damages) in this lawsuit occurred between May 4, 1994 and June 10, 1994 before the United States District Court for the Southern District of New York, which has not yet issued its decision or indicated when such a decision may be forthcoming. Several other lawsuits have been filed against Delta relating to its participation in Pan Am's proposed plan of reorganization.

     Delta believes that it complied with all of its obligations to Pan Am and the Creditors Committee and that the actions filed against it are without merit, and it intends to continue to defend these matters vigorously. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity.

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


8.   LONG-TERM DEBT:

     During the September 1994 quarter, the Company voluntarily repurchased and retired $202 million principal amount of its long-term debt. As a result of these transactions, the Company recognized a net pretax gain of $7 million during the quarter ended September 30, 1994; this amount is included in miscellaneous income on the Company's Consolidated Statements of Income.

     At September 30, 1994, no borrowings were outstanding under the Company's 1991 and 1992 Bank Credit Agreements, but there is currently outstanding under the 1992 Bank Credit Agreement a letter of credit in the amount of $634 million to credit enhance the Guaranteed Serial ESOP Notes. This letter of credit is utilizing $634 million of the available commitment under the 1992 Bank Credit Agreement. The 1991 and 1992 Bank Credit Agreements provide for unsecured borrowings by the Company on a revolving basis of up to $500 million until December 19, 1994, and $1 billion until December 4, 1996, respectively. For additional information regarding Delta's long-term debt, including the 1991 and 1992 Bank Credit Agreements and the Guaranteed Serial ESOP Notes, see Note 5 (page 28) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders.

     During the three months ended September 30, 1994 and 1993, Delta made cash interest payments, net of interest capitalized, of $44 million and $45 million, respectively.

9.   AIRCRAFT PURCHASE AND SALE COMMITMENTS:

     At September 30, 1994, the Company's aircraft fleet, purchase commitments and options were:

                                 CURRENT FLEET
                        ------------------------------
       Aircraft Type      Owned     Leased     Total     Orders     Options
       -------------      -----     ------     -----     ------     -------
       A310-200              3          1         4          -           -
       A310-300              -          9         9          -           -
       B-727-200           106         28       134          -           -
       B-737-200             1         57        58          -           -
       B-737-300             -         13        13         52          56
       B-757-200            43         41        84          6          37
       B-767-200            15          -        15          -           -
       B-767-300             2         24        26          2           -
       B-767-300ER           7          7        14          5          10
       L-1011-1             32          -        32          -           -
       L-1011-200            1          -         1          -           -
       L-1011-250            6          -         6          -           -
       L-1011-500           17          -        17          -           -
       MD-11                 4          7        11          4          27
       MD-88                63         57       120          -          45
       MD-90                 -          -         -         55          50
                            --         --       ---        ---         ---
                           300        244       544        124         225
                           ===        ===       ===        ===         ===

     The aircraft orders include 22 B-737-300 aircraft and 24 MD-90 aircraft scheduled for delivery after fiscal 2001 and fiscal 1996, respectively, that are subject to reconfirmation by Delta. The MD-88 aircraft options may be converted to MD-90 aircraft orders, the B-737-300 aircraft orders and options may be converted to B-737-400 or B-737-500 aircraft orders, the B-767-300ER aircraft options and 3 of the B-767-300ER aircraft orders may be converted to B-767-300 aircraft orders, all at Delta's election.

     During the quarter ended September 30, 1994, Delta returned four B-727-200 aircraft to their lessors, and sold two B-737-300 aircraft.

     Future expenditures for aircraft and engines on firm order at September 30, 1994, are estimated to be $3.1 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:

                                                       AMOUNT
                      YEARS ENDING JUNE 30          (IN MILLIONS)
                      --------------------          -------------
          Nine months ending June 30, 1995             $  370
          1996                                            410
          1997                                            900
          1998                                            700
          1999                                            300
          After 1999                                      400
                                                       ------

                                               Total   $3,080
                                                       ======

10.  STOCKHOLDERS' EQUITY:

     During the September 1994 quarter, the Company issued 3,267 common shares, at an average price of $47.57 per share, under the Dividend Reinvestment and Stock Purchase Plan. Also during the September 1994 quarter, the Company transferred from its treasury, at an average cost of $67.75 per share, 148,566 common shares to the Delta Family-Care Savings Plan and 24 common shares under the 1989 Stock Incentive Plan.

     At September 30, 1994, 5,922,734 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,889,744 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 17,490,494 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,149,072 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------------
         Results of Operations
         ---------------------

FINANCIAL CONDITION

During the three months ended September 30, 1994, Delta invested $49 million in flight equipment and $37 million in ground property and equipment; made payments of $215 million on long-term debt and capital lease obligations, which included the voluntary repurchase and retirement of $202 million principal amount of long-term debt; and paid $22 million in cash dividends. The principal sources of these funds were $233 million from operations and $68 million from the sale of flight equipment. Cash and cash equivalents and short-term investments totaled $1.7 billion at September 30, 1994 and June 30, 1994.

As of September 30, 1994, the Company had negative working capital of $112 million, compared to negative working capital of $313 million at June 30, 1994. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash and internally generated funds, supplemented as necessary by debt financings and proceeds from sale and leaseback transactions.

At September 30, 1994, long-term debt and capital lease obligations, including current maturities, totaled $3.3 billion, compared to $3.5 billion at June 30, 1994. Stockholders' equity was $1.7 billion at September 30, 1994, compared to $1.5 billion at June 30, 1994. The Company's debt-to-equity position, including current maturities, was 66% debt and 34% equity at September 30, 1994, compared to 70% debt and 30% equity at June 30, 1994.

At September 30, 1994, there was outstanding $421 million principal amount of Guaranteed Serial ESOP Notes (ESOP Notes) guaranteed by Delta. The terms of the ESOP Notes require Delta to purchase the ESOP Notes at the option of the holders thereof if the credit rating of Delta's long-term senior unsecured debt falls below certain levels (Purchase Event), unless Delta obtains within a specified period of a Purchase Event certain credit enhancements (Approved Credit Enhancement) that result in the ESOP Notes being rated A3 or higher by Moody's and A- or higher by S&P (Required Ratings). As a result of Moody's rating action on May 11, 1993, a Purchase Event occurred, and Delta became obligated to purchase on September 15, 1993 any ESOP Notes properly tendered to it. Prior to September 15, 1993, Delta obtained an Approved Credit Enhancement in the form of a letter of credit under its 1992 Bank Credit Agreement which, as of September 30, 1994, was in the face amount of $634 million. Due to the issuance of the letter of credit, the ESOP Notes received the Required Ratings. Accordingly, Delta no longer has an obligation to purchase ESOP Notes as a result of the Purchase Event that occurred on May 11, 1993. There can be no assurance that Delta will not be required to purchase the ESOP Notes at a later date. See Note 5 of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders. On November 14, 1994, the Delta Family-Care Savings Plan and Delta terminated the exchange offers for the ESOP Notes discussed on page 2 of Delta's Current Report on Form 8-K dated October 19, 1994.

During 1991, Delta provided certain debtor-in-possession financing to Pan Am (DIP Loan). At September 30, 1994, there was outstanding and reflected as an asset in the Company's Consolidated Balance Sheets the $115 million principal amount of the DIP Loan plus accrued interest of $35 million. For additional information concerning the DIP Loan, including certain litigation relating thereto, see Notes 15 and 16 (page 36) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders.

At its regular meeting on October 27, 1994, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable December 1, 1994, to stockholders of record on November 9, 1994.

During the quarter ended September 30, 1994, the Company reduced its staffing by 3,756 personnel and made cash payments of $10 million related to Leadership 7.5 initiatives. For additional information concerning Leadership 7.5, see Note 14 (page 35) of the Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1994 and 1993
- ----------------------------------------------

For the quarter ended September 30, 1994, Delta recorded unaudited net income of $186 million ($3.25 primary and $2.42 fully diluted earnings per common share after preferred stock dividend requirements) and operating income of $154 million. For the quarter ended September 30, 1993, the Company recorded net income of $61 million ($0.65 primary and fully diluted earnings per common share after preferred stock dividend requirements) and operating income of $122 million.

Net income for the September 1994 quarter includes a one-time $114 million after tax benefit ($2.25 primary and $1.43 fully diluted benefit per common share) related to the adoption, effective July 1, 1994, of SFAS 112, "Employers' Accounting for Postemployment Benefits" (see Note 3 of Notes to Consolidated Financial Statements). Excluding the effect of this accounting change, net income for the September 1994 quarter totaled $72 million ($1.00 primary and $0.99 fully diluted earnings per common share after preferred stock dividend requirements), up 18% from the September 1993 quarter.

The 26% improvement in operating results for the September 1994 quarter compared to the September 1993 quarter reflects a less than 1% increase in operating revenues and a less than 1% decrease in operating expenses. The increase in operating revenues is due to an increase in cargo and other revenue, partially offset by a decrease in passenger revenue. The reduction in operating expenses is primarily due to a reduction in the average level of employment and a decline in jet fuel prices.

Operating revenues in the September 1994 quarter totaled $3.16 billion, an increase of less than 1% from $3.14 billion recorded in the September 1993 quarter. Passenger revenue declined less than 1% to $2.93 billion, the result of a 3% increase in revenue passenger miles offset by a 3% decrease in the passenger mile yield. The growth in passenger traffic and reduction in passenger mile yield is mainly due to discount fare promotions in domestic and international markets and the increasing presence of low-cost, low-fare carriers in many of the domestic markets served by Delta. Cargo revenues increased 7% to $138 million, as cargo ton miles grew 15% and the ton mile yield decreased 7%. All other revenues increased 28% to $86 million, primarily due to increased revenue from joint marketing programs.

Operating expenses were $3.00 billion in the September 1994 quarter, down less than 1% from the September 1993 quarter. Operating capacity decreased 4% to
33.57 billion available seat miles, which resulted in operating cost per available seat mile increasing 3% to 8.95 cents.

Salaries and related costs decreased 2%, due to lower employee benefits expenses and an 8% reduction in the average level of employment. The reduction in the average level of employment was primarily due to workforce reductions of 3,756 personnel under the Company's Leadership 7.5 Program, and an early retirement program under which approximately 1,500 employees elected to retire effective November 1, 1993. Aircraft fuel expense decreased 5%, as fuel consumption decreased 1%, while the average price per fuel gallon declined 4% to 54.80 cents, Delta's lowest average fuel price per gallon in a September quarter since 1988. Passenger commissions rose 4%, mainly due to an increase in international traffic, where commission rates are higher than in domestic markets. Aircraft rent expense decreased 9% due to the return of certain aircraft to their lessors. Depreciation and amortization expense decreased 1%, primarily due to lower amortization of leasehold and operating rights and lower ground equipment depreciation, partially offset by higher amortization of software development costs. Selling expenses increased 8%, reflecting higher credit card service charges and increased booking fee payments, offset by decreased advertising and promotion expense. Passenger service expense decreased 2%, primarily due to the continuation of cost control programs implemented during fiscal year 1993. Contracted services increased 2%, the result of increased outsourcing of certain airport functions. Aircraft maintenance materials and repairs expense rose 6%, reflecting higher engine material and outside engine repair expense. Facilities and other rent increased 11%, primarily due to higher terminal facility lease expenses in certain hub cities. Landing fees increased 6%, mainly reflecting rate increases at international locations. All other operating expenses increased 7%, primarily reflecting insurance rate increases from the previous year and higher professional and technical fees.

Nonoperating expense in the September 1994 quarter totaled $33 million, compared to $43 million in the September 1993 quarter. Interest expense decreased 3% to $76 million, due to a lower average level of long-term debt. Capitalized interest decreased 22%, resulting from a decline in the balance of advance payments for aircraft purchases. Interest income increased 83%, due to a higher average level of short-term investments. The Company recorded a pretax gain of $1 million on the disposition of flight equipment in the September 1994 and September 1993 quarters.

Pretax income of $121 million for the September 1994 quarter resulted in an income tax provision of $49 million. After recording a one-time, after-tax benefit from the adoption of SFAS 112 and a $22 million provision for the preferred stock dividends, net income available to common stockholders was $164 million.

                              ARTHUR ANDERSEN LLP
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA
AIR LINES, INC. (a Delaware Corporation) as of September 30, 1994 and the related consolidated statements of income and cash flows for the three-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Delta Air Lines, Inc. as of June 30, 1994 (not presented herein), and in our report dated August 12, 1994, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ Arthur Andersen LLP


Atlanta, Georgia
November 10, 1994

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

On October 11, 1994, Delta and seven other U.S. airlines agreed to settle, without admitting liability, the allegations to be asserted against them by state and local government entities nationwide in a class action lawsuit expected to be filed in November 1994 in the United States District Court for the District of Columbia. For additional information regarding this settlement, which is subject to the approval of the District Court, see page 3 of Delta's Current Report on Form 8-K dated October 19, 1994.

As reported on page 17 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, on May 16, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately 1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines. On November 4, 1994, the District Court (1) denied the plaintiffs' motion for class action certification; and (2) granted Delta's motion to dismiss plaintiffs' claim concerning Delta's pass policy for lack of subject matter jurisdiction.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At Delta's Annual Meeting of Stockholders held on October 27, 1994, the holders of Delta's Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1. Elected the persons named below to Delta's Board of Directors by the following vote:

                                                 FOR       WITHHELD
                                                 ---       --------
              Ronald W. Allen               45,926,252    3,577,877
              Edwin L. Artzt                48,046,747    1,457,382
              Henry A. Biedenharn, III      48,108,572    1,395,557
              James L. Broadhead            48,047,735    1,456,394
              Edward H. Budd                48,102,777    1,401,352
              George D. Busbee              47,864,815    1,639,314
              R. Eugene Cartledge           48,123,980    1,380,149
              Mary Johnson Evans            48,094,087    1,410,042
              Gerald Grinstein              48,044,406    1,459,723
              Jesse Hill, Jr.               47,992,507    1,511,622
              Andrew J. Young               47,248,774    2,255,355

        There were no broker non-votes on this matter.

2. Ratified the appointment of Arthur Andersen LLP as independent auditors of Delta for fiscal year 1995 by a vote of 48,121,814 FOR; 853,694 AGAINST; and 528,621 ABSTENTIONS. There were no broker non-votes on this matter.

3. Defeated a stockholder proposal relating to the location of future Annual Meetings of Stockholders by a vote of 8,341,380 FOR; 34,796,154 AGAINST; and 1,145,992 ABSTENTIONS. There were 5,220,603 broker non-votes on this matter.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)     Exhibits

        10. Amendments to Purchase Agreement No. DAC 90-10-D between McDonnell Douglas Corporation and Delta relating to MD-90 aircraft.

        11.      Statement regarding computation of per share earnings.

        12. Statement regarding computation of ratio of earnings to fixed charges.

        15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

        27.      Financial Data Schedule

(b)     Reports on Form 8-K:

        During the quarter ended September 30, 1994, Delta did not file any Current Reports on Form 8-K. Subsequent to September 30, 1994, Delta filed a Current Report on Form 8-K dated October 19, 1994, concerning
        (i) the exchange offers discussed in Item 2 of Part I of this Form 10-Q;
        (ii) restructuring charges relating to Delta's Leadership 7.5 program; and (iii) the antitrust settlement described in Item 1 of Part II of this Form 10-Q.

                                   SIGNATURE
                                   ---------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Delta Air Lines, Inc.
                                          --------------------------------
                                                      (Registrant)




                                          By:   /s/ Thomas J. Roeck, Jr.
                                             -----------------------------
                                                   Thomas J. Roeck, Jr.
                                           Senior Vice President - Finance
                                             and Chief Financial Officer




  November 14, 1994
- --------------------
       (Date)