Form 10-Q
period 1994-12-31
DELTA AIR LINES INC /DE/
filed 1995-02-14
CIK 27904

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1994

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X      No
                            ___        ___

          Number of shares outstanding by each class of common stock, as of January 31, 1995:


         Common Stock, $3.00 par value - 50,609,934 shares outstanding

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
- ----------------------------

                           DELTA AIR LINES, INC.
                    Consolidated Balance Sheets (Unaudited)
                                 (In Millions)

                                            December 31        June 30
ASSETS                                         1994             1994
- -----------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents               $   469            $ 1,302
    Short-term investments                      911                408
    Accounts and notes receivable, net          777                886
    Maintenance and operating supplies           79                 67
    Deferred income taxes                       346                336
    Prepaid expenses and other                  178                224
                                            -------            -------
      Total current assets                    2,760              3,223
                                            -------            -------
PROPERTY AND EQUIPMENT:
    Flight equipment owned                    9,036              9,063
      Less:  Accumulated depreciation         4,054              3,880
                                            -------            -------
                                              4,982              5,183
                                            -------            -------

    Flight equipment under capital leases       173                173
      Less:  Accumulated amortization           150                142
                                            -------            -------
                                                 23                 31
                                            -------            -------

    Ground property and equipment             2,395              2,398
      Less:  Accumulated depreciation         1,279              1,250
                                            -------            -------
                                              1,116              1,148
                                            -------            -------

    Advance payments for equipment              317                241
                                            -------            -------
                                              6,438              6,603
                                            -------            -------

OTHER ASSETS:
    Marketable equity securities                386                351
    Deferred income taxes                       486                560
    Investments in associated companies         263                219
    Cost in excess of net assets
         acquired, net                          278                283
    Leasehold and operating rights, net         187                207
    Non-operating property, net                 171                211
    Other                                       415                239
                                            -------            -------
                                              2,186              2,070
                                            -------            -------
                                            $11,384            $11,896
                                            =======            =======

The accompanying notes are an integral part of these balance sheets.

                                  DELTA AIR LINES, INC.
                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                                        December 31         June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1994              1994
- ---------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                    $    45          $   227
  Current obligations under capital leases                                     12               11
  Accounts payable and accrued liabilities                                  1,536            1,654
  Air traffic liability                                                       885            1,247
  Accrued vacation pay                                                        212              196
  Accrued rent                                                                248              195
  Accrued income taxes                                                          7                6
                                                                           ------           ------
    Total current liabilities                                               2,945            3,536
                                                                           ------           ------
NONCURRENT LIABILITIES:
  Long-term debt                                                            2,974            3,142
  Postretirement benefits                                                   1,681            1,641
  Accrued rent                                                                550              541
  Capital leases                                                               77               86
  Other                                                                       447              395
                                                                           ------           ------
                                                                            5,729            5,805
                                                                           ------           ------
DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions                            894              923
  Manufacturers and other credits                                              80               63
                                                                           ------           ------
                                                                              974              986
                                                                           ------           ------
COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 10)

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock,
     $1.00 par value, $72.00 stated and liquidation value;
     Issued and outstanding 6,850,861 shares at December 31,
     1994 and 6,878,292 shares at June 30, 1994                               493              495
  Less: Unearned compensation under
     employee stock ownership plan                                            368              393
                                                                           ------           ------
                                                                              125              102
                                                                           ------           ------
STOCKHOLDERS' EQUITY:
  Series C Convertible Preferred Stock,
     $1.00 par value, $50,000 liquidation preference;
     Issued and outstanding 23,000 shares at December 31,
     1994 and June 30, 1994                                                    -                -
  Common stock, $3.00 par value; Authorized, 150,000,000 shares;
     Issued 54,475,602 shares at December 31, 1994
     and 54,469,491 shares at June 30, 1994                                   164              163
  Additional paid-in capital                                                2,013            2,013
  Net unrealized gain on marketable equity securities                          70               53
  Accumulated deficit                                                        (374)            (490)
  Less: Treasury stock at cost, 3,867,605 shares at
     December 31, 1994 and 4,016,219 shares at June 30, 1994                  262              272
                                                                           ------           ------
                                                                            1,611            1,467
                                                                           ------           ------
                                                                          $11,384          $11,896
                                                                           ======           ======

The accompanying notes are an integral part of these balance sheets.

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                       (In Millions, except Share Data)


                                                                       Three Months Ended
                                                                           December 31
                                                           ----------------------------------------
                                                                 1994                  1993
                                                           ----------------       -----------------
OPERATING REVENUES:
   Passenger                                               $          2,688       $           2,735
   Cargo                                                                154                     149
   Other, net                                                            77                      68
                                                           ----------------       -----------------
      Total operating revenues                                        2,919                   2,952
                                                           ----------------       -----------------
OPERATING EXPENSES:
   Salaries and related costs                                         1,074                   1,145
   Aircraft fuel                                                        357                     372
   Passenger commissions                                                298                     308
   Aircraft rent                                                        172                     187
   Other selling expenses                                               165                     174
   Depreciation and amortization                                        155                     172
   Contracted services                                                  122                     116
   Passenger service                                                    118                     130
   Aircraft maintenance materials and outside repairs                   112                      98
   Facilities and other rent                                            110                      94
   Landing fees                                                          60                      61
   Restructuring charge                                                   -                     112
   Other                                                                158                     163
                                                           ----------------       -----------------
      Total operating expenses                                        2,901                   3,132
                                                           ----------------       -----------------
OPERATING INCOME (LOSS)                                                  18                    (180)
                                                           ----------------       -----------------
OTHER INCOME (EXPENSE):
   Interest expense                                                     (74)                    (76)
   Interest capitalized                                                   8                       9
   Interest income                                                       27                      14
   Miscellaneous income (expense), net                                   (1)                      8
                                                           ----------------       -----------------
                                                                        (40)                    (45)
                                                           ----------------       -----------------
LOSS BEFORE INCOME TAXES                                                (22)                   (225)
INCOME TAXES CREDITED, NET                                                4                      84
                                                           ----------------       -----------------
NET LOSS                                                                (18)                   (141)
PREFERRED STOCK DIVIDENDS                                               (22)                    (28)
                                                           ----------------       -----------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $            (40)      $            (169)
                                                           ================       =================
PRIMARY AND FULLY DILUTED LOSS PER SHARE                   $          (0.79)      $           (3.36)
                                                           ================       =================
WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
   Primary                                                       50,607,083              50,206,054
   Fully Diluted                                                 50,607,083              50,206,054
DIVIDENDS PER COMMON SHARE                                            $0.05                   $0.05
                                                           ================       =================

The accompanying notes are an integral part of these statements.


                                  DELTA AIR LINES, INC.
                                 Statistical Summary
                                     (Unaudited)

                                                             Three Months Ended
                                                                 December 31
                                                      ----------------------------------
                                                          1994                  1993
                                                      -----------            -----------
Statistical Summary:
Available Seat Miles (000)                             32,449,486             32,769,641
Available Ton Miles (000)                               4,515,534              4,555,554
Revenue Passengers Enplaned                            22,378,526             21,682,271
Revenue Passenger Miles (000)                          21,113,021             20,675,683
Cargo Ton Miles (000)                                     423,933                374,297
Revenue Ton Miles (000)                                 2,537,683              2,444,418
Passenger Load Factor                                       65.06%                 63.09%
Breakeven Passenger Load Factor                             64.64%                 67.25%
Fuel Gallons Consumed (000)                               633,681                633,630
Average Price Per Fuel Gallon                               56.36c                 58.71c
Cost Per Available Seat Mile                                 8.94c                  9.56c
Cost Per Available Seat Mile - Excluding
   Restructuring Charge                                        -                    9.22c
Passenger Mile Yield                                        12.73c                 13.23c
Cargo Ton Mile Yield                                        36.36c                 39.88c
Operating Revenue per Available Seat Mile                    9.00c                  9.01c

                            DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                 (Unaudited)
                       (In Millions, except Share Data)

                                                          Six Months Ended
                                                             December 31
                                                      -------------------------
                                                         1994          1993
                                                      -----------   -----------
OPERATING REVENUES:
  Passenger                                           $     5,621   $     5,676
  Cargo                                                       292           279
  Other, net                                                  163           135
                                                      -----------   -----------
    Total operating revenues                                6,076         6,090
                                                      -----------   -----------
OPERATING EXPENSES:
  Salaries and related costs                                2,211         2,307
  Aircraft fuel                                               719           755
  Passenger commissions                                       620           619
  Aircraft rent                                               344           377
  Other selling expenses                                      315           313
  Depreciation and amortization                               319           338
  Contracted services                                         242           233
  Passenger service                                           252           268
  Aircraft maintenance materials and outside repairs          223           203
  Facilities and other rent                                   212           186
  Landing fees                                                133           130
  Restructuring charge                                          -           112
  Other                                                       314           308
                                                      -----------   -----------
    Total operating expenses                                5,904         6,149
                                                      -----------   -----------
OPERATING INCOME (LOSS)                                       172           (59)
                                                      -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense                                           (150)         (153)
  Interest capitalized                                         15            18
  Interest income                                              50            26
  Gain on disposition of flight equipment                       1             1
  Miscellaneous income, net                                    11            20
                                                      -----------   -----------
                                                              (73)          (88)
                                                      -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       99          (147)

INCOME TAXES (PROVIDED) CREDITED, NET                         (45)           66
                                                      -----------   -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                            54           (81)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  NET OF TAX                                                  114             -
                                                      -----------   -----------
NET INCOME (LOSS)                                             168           (81)
PREFERRED STOCK DIVIDENDS                                     (44)          (55)
                                                      -----------   -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS $       124   $      (136)
                                                      ===========   ===========

PRIMARY INCOME (LOSS) PER SHARE:
  Before cumulative effect of accounting change       $      0.21   $     (2.71)
  Cumulative effect of accounting change                     2.25             -
                                                      -----------   -----------
                                                      $      2.46   $     (2.71)
                                                      ===========   ===========
FULLY DILUTED INCOME (LOSS) PER SHARE:
  Before cumulative effect of accounting change       $      0.85   $     (2.71)
  Cumulative effect of accounting change                     1.43             -
                                                      -----------   -----------
                                                      $      2.28   $     (2.71)
                                                      ===========   ===========
WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
  Primary                                              50,577,914    50,188,078
  Fully Diluted                                        79,694,274    50,188,078

DIVIDENDS PER COMMON SHARE                                  $0.10         $0.10
                                                      ===========   ===========

       The accompanying notes are an integral part of these statements.


                                 DELTA AIR LINES, INC.
                                  Statistical Summary
                                     (Unaudited)

                                                         Six Months Ended
                                                           December 31
                                                ---------------------------------
                                                    1994                 1993
                                                ------------        -------------
Statistical Summary:
Available Seat Miles (000)                        66,013,374           67,595,707
Available Ton Miles (000)                          9,195,510            9,388,421
Revenue Passengers Enplaned                       45,868,608           44,213,977
Revenue Passenger Miles (000)                     44,765,397           43,675,310
Cargo Ton Miles (000)                                783,946              686,725
Revenue Ton Miles (000)                            5,264,715            5,059,479
Passenger Load Factor                                  67.81%               64.61%
Breakeven Passenger Load Factor                        65.74%               65.28%
Fuel Gallons Consumed (000)                        1,293,369            1,302,982
Average Price Per Fuel Gallon                          55.57c               57.94c
Cost Per Available Seat Mile                            8.94c                9.10c
Cost Per Available Seat Mile - Excluding
   Restructuring Charge                                   -                  8.93c
Passenger Mile Yield                                   12.56c               13.00c
Cargo Ton Mile Yield                                   37.30c               40.59c
Operating Revenue per Available Seat Mile               9.20c                9.01c

                                      -7-


                             DELTA AIR LINES, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Millions)

                                                                            Six Months Ended
                                                                                December 31
                                                                      -----------------------------
                                                                          1994               1993
                                                                         ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $  168            $   (81)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Cumulative effect of accounting change                               (114)                -
      Depreciation and amortization                                         319                338
      Deferred income taxes                                                 (11)               (89)
      Amortization of investment tax credits                                 -                  (1)
      Amortization of deferred gain on sale and
        leaseback transactions                                              (29)               (29)
      Gain on disposition of flight equipment                                (1)                (1)
      Rental expense in excess of payments                                   62                 59
      Postemployment benefits expense (less than)  payments                  (5)                -
      Pension expense in excess of (less than) funding                      (47)                 1
      Compensation under ESOP                                                23                 18
      Other postretirement benefits expense in excess
        of payments                                                          40                134

  Changes in certain assets and liabilities:
      Decrease in receivables                                               224                 64
      Decrease in other current assets                                       34                100
      Decrease in air traffic liability                                    (362)              (250)
      Decrease in accounts payable and accrued liabilities                 (118)              (107)
      Increase in other payables                                             18                 25
      Increase (Decrease) in other noncurrent liabilities                    (9)                86
  Other, net                                                                 45                 30
                                                                         ------             ------
    Net cash provided by operating activities                               237                297
                                                                         ------             ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions:
    Flight equipment, including advance payments                           (107)              (845)
    Ground property and equipment                                          (104)               (86)
  Increase in short-term investments, net                                  (511)                -
  Proceeds from sale of flight equipment                                     81                 93
                                                                         ------             ------
    Net cash used in investing activities                                  (641)              (838)
                                                                         ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                 (369)              (521)
  Long-term borrowings                                                       -                 225
  Net short-term borrowings                                                  -                 164
  Cash dividends                                                            (60)               (60)
  Proceeds from sale and leaseback transactions                              -                 649
                                                                         ------             ------
    Net cash provided (used) by financing activities                       (429)               457
                                                                         ------             ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (833)               (84)
Cash and cash equivalents at beginning of period                          1,302              1,180
                                                                         ------             ------
Cash and cash equivalents at end of period                               $  469             $1,096
                                                                         ======             ======
The accompanying notes are an integral part of these statements.



                             DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                               December 31, 1994
                                  (Unaudited)


1.  ACCOUNTING AND REPORTING POLICIES:

    The Company's accounting and reporting policies are summarized in Note 1 (page 27 ) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals (except with respect to a restructuring charge as discussed in Note 12), necessary for a fair statement of results for the interim periods.

    Effective July 1, 1994, Delta began recording as reductions of revenue certain air transportation price adjustments which had previously been recorded as commissions expense. Certain amounts in the Consolidated Statements of Operations for the three months and six months ended December 31, 1993, have been reclassified to conform with the current financial statement presentation.


2.  EMPLOYEE STOCK OWNERSHIP PLAN:

    Effective July 1, 1994, Delta adopted American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). This standard changed the Company's method of accounting for certain dividends on the Series B ESOP Convertible Preferred Stock and also altered the way such dividends are included in the earnings per share calculations. The adoption of SOP 93-6 reduced the reported net loss attributable to common stockholders shown on the Consolidated Statements of Operations by $2 million for the quarter ended December 31, 1994 and decreased the primary and fully diluted loss per common share for that period by $0.04. For the six months ended December 31, 1994, the adoption of SOP 93-6 increased net income attributable to common stockholders by $4 million and increased primary and fully diluted earnings per share by $0.09 and $0.03, respectively. The provisions of SOP 93-6 require that it be adopted prospectively.


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

    Adoption of SFAS 112 resulted in a cumulative after-tax transition benefit of $114 million for the six months ended December 31, 1994, primarily due to the net overfunded status of the Company's disability and survivorship plans. Future period expenses will vary based on actual claims experience and the return on plan assets.


4.  INVESTMENTS IN DEBT AND EQUITY SECURITIES:

    At December 31, 1994, the gross unrealized gain on the Company's investment in Singapore Airlines Limited was $143 million and the gross unrealized loss on the Company's investment in Swissair, Swiss Air Transport Company Ltd. was $24 million. The $75 million net unrealized gain, net of the related $44 million deferred tax provision, on these investments is reflected in stockholders' equity.

    Delta's other investments in available-for-sale securities are recorded as short-term investments in the Company's Consolidated Balance Sheets. The proceeds from sales of these securities during the December 1994 quarter totaled $201 million, which resulted in realized losses, computed on a specific identification basis, of less than $1 million. The amount of net unrealized losses on short-term investments reflected in stockholders' equity at December 31, 1994, was $5 million, net of the related tax benefit.


5.  SALE OF RECEIVABLES:

    During fiscal 1994, the Company entered into a revolving accounts receivable facility providing for the sale of $489 million of a defined pool of accounts receivable through a wholly-owned subsidiary to a trust in exchange for a Senior Certificate in the principal amount of $300 million and a Subordinate Certificate in the principal amount of $189 million. The subsidiary retained the Subordinate Certificate and the Company received $300 million in cash from the sale of the Senior Certificate to a third party. The principal amount of the Subordinate Certificate fluctuates daily depending upon the volume of receivables sold, and is payable to the subsidiary only to the extent the collections received on the receivables exceed amounts due on the Senior Certificate. At December 31, 1994, the principal amount of the Subordinate Certificate was $154 million and is included in accounts receivable in the Company's Consolidated Balance Sheets.


6.  INVESTMENTS IN ASSOCIATED COMPANIES:

    During the December 1994 quarter, Delta and AT&T Global Information Solutions Company (AT&T) formed TransQuest Information Solutions (TransQuest), a joint venture that will provide information technology services to Delta and others in the travel and transportation industries. Delta and AT&T each own a 50% interest in TransQuest. Delta's initial investment in TransQuest is being accounted for under the equity method and consists of software valued at $25 million. This investment is recorded as an investment in associated companies in the accompanying Consolidated Balance Sheets.

7.  INCOME TAXES:

    Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

    The Company made tax payments in excess of refunds received of $22 million and $18 million during the six months ended December 31, 1994 and 1993, respectively.


8.  CONTINGENCIES:

    On March 6, 1992, Pan Am Corporation and certain of its subsidiaries, debtors-in-possession under the Bankruptcy Code (Pan Am), and the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee), together with the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am, filed a consolidated amended complaint against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The trial of liability issues in this lawsuit occurred between May 4, 1994 and June 10, 1994 before the United States District Court for the Southern District of New York (District Court). In an opinion and order dated December 22,1994, the District Court (1) ruled that Delta had no liability in this lawsuit;
    (2) ordered Pan Am to repay to Delta the $115 million principal amount of debtor-in-possession financing Delta had provided to Pan Am plus interest; and (3) held that the Creditors Committee had no liability to Delta under Delta's counterclaims. No party appealed the District Court's decision, and the time period for filing an appeal expired on February 6, 1995. Several other lawsuits have been filed and are pending against Delta relating to its participation in Pan Am's proposed plan of reorganization.

    The Company is also a defendant in certain legal actions relating to alleged employment discrimination practices, other matters concerning past and present employees, environmental issues and other matters concerning the Company's business. Although the ultimate outcome of these matters cannot be predicted with certainty, and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity.


9.  LONG-TERM DEBT:

    During the December 1994 quarter, the Company voluntarily repurchased and retired $17 million principal amount of its long-term debt, and the Delta Family-Care Savings Plan (Savings Plan) voluntarily prepaid in whole, with funds provided by Delta, the $131 million aggregate principal amount of the Savings Plan's 1990 Series A and Series B Guaranteed

    Serial ESOP Notes, which were guaranteed by Delta. As a result of these transactions, the Company recognized a net pretax loss of $8 million during the quarter ended December 31, 1994; this amount is included in miscellaneous income (expense) in the Company's Consolidated Statements of Operations.

    Simultaneous with the prepayment of the 1990 Series A and Series B Guaranteed Serial ESOP Notes (Old Notes), the Savings Plan issued to the Company 1994 Series A and Series B Guaranteed Serial ESOP Notes (New Notes) in a principal amount equal to the Old Series A Notes and Old Series B Notes, respectively, that were prepaid. The New Notes have the same interest rate and final maturity, and their other terms are substantially the same as the corresponding series of Old Notes, except that the New Notes do not have the benefit of a credit enhancement such as the letter of credit discussed below. The principal amount outstanding and other terms of the Savings Plan's 1990 Series C Guaranteed Serial ESOP Notes were not affected by the prepayment of the Old Notes.

    The 1991 Bank Credit Agreement, which provided for unsecured borrowing by the Company on a revolving basis of up to $500 million, expired by its terms on December 19, 1994. On that date, the 1992 Bank Credit Agreement was modified to increase from $1 billion to $1.25 billion the unsecured borrowings available to the Company on a revolving basis until December 4, 1996.

    At December 31, 1994, no borrowings were outstanding under the Company's 1992 Bank Credit Agreement, but there is currently outstanding a letter of credit in the amount of $466 million to credit enhance the Savings Plan's 1990 Series C Guaranteed Serial ESOP Notes. The letter of credit, which is utilizing $466 million of the available commitment under the 1992 Bank Credit Agreement, covers the $290 million outstanding principal amount of the 1990 Series C Guaranteed Serial ESOP Notes, up to $144 million of Make Whole Premium Amount and approximately one year of interest on the 1990 Series C Guaranteed Serial ESOP Notes. For additional information regarding Delta's long-term debt, including the 1992 Bank Credit Agreement and the 1990 Series C Guaranteed Serial ESOP Notes, see Note 5 (page 28) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders.

    During the six months ended December 31, 1994 and 1993, Delta made cash interest payments, net of interest capitalized, of $116 million and $104 million, respectively.

10. AIRCRAFT PURCHASE AND SALE COMMITMENTS:

    At December 31, 1994, the Company's aircraft fleet, purchase commitments and options were:

                     CURRENT FLEET
                ---------------------
AIRCRAFT TYPE   OWNED  LEASED  TOTAL  ORDERS  OPTIONS
- -------------   ------  ------  -----  ------  -------

A310-200             3       1      4       -        -
A310-300             -       9      9       -        -
B-727-200          106      28    134       -        -
B-737-200            1      57     58       -        -
B-737-300            -      13     13      52       56
B-757-200           43      41     84       6       37
B-767-200           15       -     15       -        -
B-767-300            2      24     26       -        -
B-767-300ER          7       7     14       7       10
L-1011-1            32       -     32       -        -
L-1011-200           1       -      1       -        -
L-1011-250           6       -      6       -        -
L-1011-500          17       -     17       -        -
MD-11                4       7     11       4       27
MD-88               63      57    120       -       40
MD-90                -       -      -      53       50
                   ---     ---    ---     ---      ---
                   300     244    544     122      220
                   ===     ===    ===     ===      ===

    The aircraft orders include 22 B-737-300 aircraft and 22 MD-90 aircraft scheduled for delivery after fiscal 2001 and fiscal 1996, respectively, that are subject to reconfirmation by Delta. The MD-88 aircraft options may be converted to MD-90 aircraft orders, the B-737-300 aircraft orders and options may be converted to B-737-400 or B-737-500 aircraft orders, the B-767-300ER aircraft options and two of the B-767-300ER aircraft orders may be converted to B-767-300 aircraft orders, all at Delta's election.

    During the December 1994 quarter, Delta entered into a definitive agreement with Federal Express Corporation to purchase 46 shipsets of Stage 3 heavyweight hushkits and 9 spare engine hushkits between fiscal years 1995 and 2000 with an option to purchase an additional 52 shipsets of Stage 3 heavyweight hushkits and 10 spare engine hushkits. Additionally, Delta entered into a definitive agreement to sell three A310-200 aircraft by the end of fiscal 1995.

    Subsequent to December 31, 1994, Delta returned two B-737-200 and one A310-200 aircraft to their lessors.

    Future expenditures for aircraft, engines and hushkits on firm order at December 31, 1994, are estimated to be $3.1 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:

                                      AMOUNT
      YEARS ENDING JUNE 30         (IN MILLIONS)
      --------------------         -------------

Six months ending June 30, 1995          $  340
1996                                        420
1997                                        920
1998                                        720
1999                                        320
After 1999                                  400
                                         ------
       Total                             $3,120
                                         ======

11. STOCKHOLDERS' EQUITY:

    During the December 1994 quarter, the Company issued 2,844 common shares, at an average price of $48.18 per share, under the Dividend Reinvestment and Stock Purchase Plan. Also during the December 1994 quarter, the Company transferred from its treasury 24 common shares, at an average cost of $67.75 per share, under the 1989 Stock Incentive Plan.

    At December 31, 1994, 5,922,710 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,876,669 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 17,490,494 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,149,072 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.


12. RESTRUCTURING CHARGE:

    During the December 1993 quarter, Delta recorded a $112 million restructuring charge primarily for special termination benefits relating to an early retirement program under which approximately 1,500 employees elected to retire effective November 1, 1993.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------



FINANCIAL CONDITION

During the six months ended December 31, 1994, Delta invested $107 million in flight equipment and $104 million in ground property and equipment; made payments of $369 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $219 million principal amount of long-term debt, and the Delta Family-Care Savings Plan's (Savings
Plan) voluntary prepayment in whole, with funds provided by Delta, of the $131 million aggregate principal amount of the Savings Plan's 1990 Series A and Series B Guaranteed Serial ESOP Notes, which were guaranteed by Delta; and paid $60 million in cash dividends. The principal sources of these funds were $322 million from cash reserves, $237 million from operations and $81 million from the sale of flight equipment. Cash and cash equivalents and short-term investments totaled $1.4 billion at December 31, 1994, compared to $1.7 billion at June 30, 1994. The Company may repurchase additional long-term debt from time to time.

As of December 31, 1994, the Company had negative working capital of $185 million, compared to negative working capital of $313 million at June 30, 1994. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash and internally generated funds, supplemented as necessary by debt financings and proceeds from sale and leaseback transactions. At December 31, 1994, the Company had $784 million of credit available under its 1992 Bank Credit Agreement, subject to compliance with certain conditions. For additional information, see Note 9 of the Notes to Consolidated Financial Statements.

At December 31, 1994, long-term debt and capital lease obligations, including current maturities, totaled $3.1 billion, compared to $3.5 billion at June 30, 1994. Stockholders' equity was $1.6 billion at December 31, 1994, compared to $1.5 billion at June 30, 1994. The Company's debt-to-equity position, including current maturities, was 66% debt and 34% equity at December 31, 1994, compared to 70% debt and 30% equity at June 30, 1994.

At December 31, 1994, there was outstanding $290 million principal amount of 1990 Series C Guaranteed Serial ESOP Notes (ESOP Notes) guaranteed by Delta.
The terms of the ESOP Notes require Delta to purchase the ESOP Notes at the option of the holders thereof if the credit rating of Delta's long-term senior unsecured debt falls below certain levels (Purchase Event), unless Delta obtains within a specified period of a Purchase Event certain credit enhancements (Approved Credit Enhancement) that result in the ESOP Notes being rated A3 or higher by Moody's Investors Service, Inc. (Moody's) and A- or higher by Standard & Poor's Ratings Group (Required Ratings). As a result of Moody's rating action on May 11, 1993, a Purchase Event occurred, and Delta became obligated to purchase on September 15, 1993, any ESOP Notes properly tendered to it. Prior to September 15, 1993, Delta obtained an Approved Credit Enhancement in the form of a letter of credit under its 1992 Bank Credit Agreement. As of December 31, 1994, the letter of credit was in the face amount of $466 million. Due to the issuance of the letter of credit, the ESOP Notes received the Required Ratings. Accordingly,

Delta no longer has an obligation to purchase ESOP Notes as a result of the Purchase Event that occurred on May 11, 1993. There can be no assurance that Delta will not be required to purchase the ESOP Notes at a later date. For additional information, see Notes 5 and 9 of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders and this Form 10-Q, respectively.

During 1991, Delta provided $115 million principal amount of debtor-in-possession financing to Pan Am (DIP Loan). In an opinion and order dated December 22, 1994, the United States District Court for the Southern District of New York ordered Pan Am to repay the DIP Loan plus accrued interest. On January 9, 1995, Pan Am paid Delta $139 million, which reflects the $115 million principal amount of the DIP Loan plus accrued interest, net of the settlement of certain other claims. See Item I of Part II of this Form 10-Q for additional information regarding the District Court's decision. At December 31, 1994, the $115 million principal amount of the DIP Loan plus accrued interest is included in accounts and notes receivable, net in the Company's Consolidated Balance Sheets. At June 30, 1994, the DIP Loan was included in other assets in the Company's Consolidated Balance Sheets.

At its regular meeting on January 26, 1995, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable March 1, 1995, to stockholders of record on February 8, 1995.

During the six months ended December 31, 1994, the Company reduced its staffing by approximately 6,300 personnel and made cash payments of $16 million related to its Leadership 7.5 program initiatives. For additional information concerning Leadership 7.5, see Operational Review--Leadership 7.5 (page 4) and Note 14 (page 35) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders.

See item 5 in Part II of this Form 10-Q for information regarding Delta's (1) collective bargaining negotiations with the Air Line Pilots Association and the Professional Airline Flight Control Association; (2) blocked-space, code-sharing agreement with Virgin Atlantic Airways; (3) realignment of its domestic route system; (4) formation of a joint venture with AT&T Global Information Solutions Company; (5) definitive agreement with Federal Express Corporation to purchase Stage 3 heavyweight hushkits; and (6) cap on domestic travel agency commissions.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1994 and 1993
- ---------------------------------------------

For the quarter ended December 31, 1994, Delta recorded an unaudited net loss of $18 million ($0.79 primary and fully diluted loss per common share after preferred stock dividend requirements) and operating income of $18 million. For the quarter ended December 31, 1993, the Company recorded a net loss of $141 million ($3.36 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $180 million. The results for the December 1993 quarter include a $112 million restructuring charge for costs associated with an early retirement program under which approximately 1,500 employees elected to retire effective November 1, 1993 (see Note 12 of Notes to Consolidated Financial Statements). Excluding the restructuring charge, the Company's net loss for the three months ended December 31, 1993, totaled $71 million ($1.97 primary and fully diluted loss per common share after preferred stock dividend requirements), and the operating loss was $68 million.

Operating revenues in the December 1994 quarter totaled $2.92 billion, a decrease of 1% from $2.95 billion recorded in the December 1993 quarter. Passenger revenue declined 2% to $2.69 billion, the result of a 4% decline in the passenger mile yield partially offset by a 2% increase in revenue passenger miles. The reduction in the passenger mile yield is primarily attributable to the increased presence of low-cost, low-fare carriers in domestic markets, as well as other discount fare promotions in domestic and international markets. Growth in passenger traffic is mainly due to discount fare promotions in domestic and international markets and improved economic conditions in areas of Europe. Cargo revenue increased 3% to $154 million, as cargo ton miles grew 13% and the ton mile yield decreased 9%. All other revenue increased 13% to $77 million, primarily due to increased revenue from joint marketing programs.

Operating expenses for the December 1994 quarter decreased 7% to $2.90 billion. Operating capacity decreased 1% to 32.45 billion available seat miles and operating cost per available seat mile declined 6% to 8.94 cents. Excluding the restructuring charge in the December 1993 quarter, operating expenses decreased 4%, and operating costs per available seat mile declined 3%.

Salaries and related costs decreased 6%, due to a 7% reduction in the average level of employment and lower employee benefit costs. The decrease in the average level of employment was primarily due to workforce reductions under the Company's Leadership 7.5 program, and an early retirement program during the December 1993 quarter. Aircraft fuel expense decreased 4%, as fuel gallons consumed increased less than 1% and the average price per fuel gallon declined 4% to 56.36 cents, Delta's lowest average fuel price per gallon in a December quarter since 1988. Passenger commissions declined 3%, mainly due to lower revenues. Aircraft rent expense decreased 8% due to the return of certain aircraft to lessors. Depreciation and amortization expense decreased 10%, primarily due to lower amortization of leasehold and operating rights and lower ground equipment depreciation resulting from the writedown of certain assets recorded in the June 1994 quarter restructuring charge, partially offset by higher amortization of software development costs related to new and enhanced systems. Other selling expenses decreased 5%, the result of lower advertising and promotion expense, partially offset by higher credit card service charges and increased booking fee payments to computer reservations system providers.

Passenger service expense decreased 9%, due to a number of cost control programs implemented since 1993. Contracted services increased 5%, the result of increased outsourcing of certain airport functions. Aircraft maintenance materials and outside repairs expense rose 14%, reflecting an increased number of engines repaired. Facilities and other rent increased 17%, primarily due to additional passenger terminal facilities. Landing fees decreased 2%, mainly reflecting rate adjustments at certain airports. All other operating expenses decreased 3%, primarily reflecting lower professional and technical fees and increased revenues from services provided to outside parties, partially offset by insurance rate increases.


Nonoperating expense in the December 1994 quarter totaled $40 million, compared to $45 million in the December 1993 quarter. Interest expense decreased 3% to $74 million, due to a lower average level of long-term debt. Interest income increased 93% to $27 million, due to an increase in interest rates and a higher level of short-term investments. Miscellaneous expense was $1 million in the December 1994 quarter, compared to miscellaneous income of $8 million in the December 1993 quarter, due to fees related to the sale of credit card receivables and costs associated with the voluntary repurchase of long-term debt, partially offset by equity income from associated companies, all during the current period.

The pretax loss of $22 million for the December 1994 quarter was reduced by a net income tax benefit of $4 million. After recording a $22 million provision for preferred stock dividends, the net loss attributable to common stockholders was $40 million.

Six Months Ended December 31, 1994 and 1993
- -------------------------------------------

For the six months ended December 31, 1994, Delta recorded unaudited net income of $168 million ($2.46 primary and $2.28 fully diluted earnings per common share after preferred stock dividend requirements) and operating income of $172 million. For the six months ended December 31, 1993, the Company recorded a net loss of $81 million ($2.71 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $59 million.

Net income for the six months ended December 31, 1994, includes a one-time $114 million after-tax benefit ($2.25 primary and $1.43 fully diluted benefit per common share) related to the adoption, effective July 1,1994, of SFAS 112, "Employers' Accounting for Postemployment Benefits" (See Note 3 of Notes to Consolidated Financial Statements). Results for the six months ended December 31, 1993, include a $112 million pretax restructuring charge for costs associated with an early retirement program under which approximately 1,500 employees elected to retire effective November 1, 1993. Excluding the effect of the accounting change and restructuring charge, net income for the six months ended December 31, 1994, totaled $54 million ($0.21 primary and fully diluted earnings per common share after preferred stock dividend requirements) and operating income totaled $172 million, compared to a net loss of $11 million ($1.32 primary and fully diluted loss per common share after preferred stock dividend requirements) and operating income of $53 million for the six months ended December 31, 1993.

Operating revenues for the six months ended December 31, 1994, decreased less than 1% to $6.08 billion. Passenger revenue decreased 1% to $5.62 billion, due to a 3% decrease in the passenger mile yield, partially offset by a 2% growth in revenue passenger miles. The reduction in the passenger mile yield is mainly due to the increased presence of low-cost, low-fare carriers in domestic markets, as well as other discount fare promotions in domestic and international markets. Growth in passenger traffic is mainly due to discount fare promotions in domestic and international markets and improved economic conditions in areas of Europe. Cargo revenue grew 5% to $292 million, the result of a 14% increase in cargo ton miles, partially offset by an 8% decrease in the ton mile yield. All other revenue increased $28 million, mainly due to higher revenues from certain marketing programs.

Operating expenses for the six months ended December 31, 1994, decreased 4% to $5.90 billion. Operating capacity decreased 2% to 66.01 billion available seat miles and operating cost per available seat mile declined 2% to 8.94 cents. Excluding the restructuring charge in the six months ended December 31, 1993, operating expenses decreased 2%, and operating cost per available seat mile was flat.

Salaries and related costs decreased 4%, the result of lower employee benefit costs and a 7% decrease in the average number of employees, primarily due to the Leadership 7.5 program and the early retirement program discussed earlier. Aircraft fuel expense decreased 5%, as fuel gallons consumed decreased less than 1% and the average fuel cost per gallon dropped 4% to 55.57 cents, Delta's lowest average fuel price per gallon for any six month period ending December 31 since 1988. Aircraft rent decreased 9% due to the return of certain aircraft to lessors. Depreciation and amortization expense decreased 6%, primarily the result of lower amortization of leasehold and operating rights and lower ground equipment depreciation resulting from the writedown of certain assets recorded in the June 1994 quarter restructuring charge, partially offset by higher amortization of software development costs. Other selling expenses increased less than 1%, primarily due to higher booking fee payments to computer reservations systems and higher credit card service charges, offset by reduced advertising costs. Passenger service expense decreased 6%, resulting from the continuation of cost control programs implemented since 1993. Contracted services increased 4%, the result of increased outsourcing of certain airport functions. Aircraft maintenance materials and outside repairs expense increased 10%, reflecting an increased number of engines repaired. Facilities and other rents increased 14%, the result of additional passenger terminal facilities. Landing fees increased 2% due to higher rates at certain locations, partially offset by rate adjustments at certain airports. All other operating expenses were up 2%, the result of insurance rate increases, partially offset by lower professional and technical fees and increased revenues from services provided to outside parties.

Nonoperating expense totaled $73 million in the six months ended December 31, 1994, compared to $88 million in the six months ended December 31, 1993. Interest expense decreased $3 million, reflecting the voluntary repurchase of long-term debt. Capitalized interest decreased $3 million, resulting from a decline in the balance of advance payments for aircraft purchases. Interest income increased $24 million, due to a higher average level of short-term investments. Miscellaneous income was $11 million in the six months ended December 31, 1994, compared to $20 million in the six months ended December 31, 1993, primarily due to fees related to the sale of credit card receivables during the current period.

Pretax income of $99 million for the six months ended December 31, 1994, was reduced by an income tax provision of $45 million. After recording a $114 million after-tax benefit related to the adoption of SFAS 112, as discussed above, and a $44 million provision for preferred stock dividends, net income available to common stockholders was $124 million.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of December 31, 1994, the related consolidated statements of operations for the three and six-month periods ended December 31, 1994 and 1993, and cash flows for the six-month periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Delta Air Lines, Inc. and Subsidiaries as of June 30, 1994 (not presented herein), and in our report dated August 12, 1994, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Arthur Andersen LLP


Atlanta, Georgia
February 3, 1995

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

Litigation Relating to Delta's Participation in Pan Am's Plan of Reorganization
- -------------------------------------------------------------------------------

Various persons have filed legal actions against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The following discussion of recent developments regarding that litigation supplements the discussion set forth on pages 12-15 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (1994 Form 10-K).

As previously reported, the United States District Court for the Southern District of New York (District Court) conducted a trial between May 4, 1994 and June 10, 1994 on liability issues in the lawsuit filed against Delta by Pan Am, the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee) and the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am. In an opinion and order dated December 22, 1994, the District Court (1) ruled that Delta had no liability in this lawsuit; (2) ordered Pan Am to repay to Delta the $115 million principal amount of debtor-in-possession financing Delta had provided to Pan Am plus interest; and (3) held that the Creditors Committee had no liability to Delta under Delta's counterclaims. No party appealed the District Court's decision, and the time period for filing an appeal expired on February 6, 1995.


Other Litigation
- ----------------

As reported on pages 16-17 of the 1994 Form 10-K, on February 25, 1994, the Delaware Chancery Court granted the motion for summary judgment filed by Western Air Lines, Inc. (Western) and its individual directors in the purported class action lawsuit filed against them by Western security holders relating to Delta's acquisition of Western in 1986. Plaintiffs appealed to the Delaware Supreme Court, which affirmed the Chancery Court's ruling on January 6, 1995.

As reported on page 3 of Delta's Current Report on Form 8-K dated October 19, 1994, Delta and seven other U.S. airlines agreed to settle, without admitting liability, a class action lawsuit filed against them by state and local government entities nationwide. On December 8, 1994, the United States District Court for the District of Columbia granted preliminary approval of the settlement. The District Court is expected to consider final approval of the settlement in May 1995.

As reported on page 17 of the 1994 Form 10-K and page 18 of Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately 1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines.
On November 4, 1994, the District Court (1) denied the plaintiffs' motion for class action certification; and (2) granted Delta's motion to dismiss plaintiffs' claims concerning Delta's pass policy for lack of subject matter jurisdiction. On January 11, 1995, the District Court denied plaintiffs' motion requesting the District Court to reconsider its November 4, 1994 decision, but granted plaintiffs' motion to permit an immediate appeal of that order. The plaintiffs have filed a petition to appeal with the United States Court of Appeals for the Eleventh Circuit. Delta is opposing this petition.

Item 5. Other Information
- -------------------------

Personnel
- ---------

Delta's collective bargaining agreements with the Air Line Pilots Association
(ALFA) and the Professional Airline Flight Control Association (PAFCA) became amendable on January 1, 1995, and negotiations with ALPA and PAFCA began in November 1994. As part of its Leadership 7.5 program, the Company is seeking $340 million in annual productivity improvements and wage and benefit reductions from ALPA. The outcome of these negotiations cannot presently be determined.

Marketing Arrangements
- ----------------------

Delta and Virgin Atlantic Airways have entered into a blocked-space, code-sharing agreement under which Delta would purchase seats on Virgin Atlantic's flights between (1) London-Heathrow and Los Angeles, New York-Kennedy, Newark and San Francisco; and (2) London-Gatwick and Boston, Miami and Orlando. The agreement is subject to the approval of the U.S. Department of Transportation
(DOT). On February 10, 1995, the DOT approved the agreement.

Other Matters
- -------------

On February 1, 1995, Delta announced a realignment of its domestic route system effective May 1, 1995. The realignment is intended to position Delta's aircraft and other resources in areas offering greater revenue-generating potential. As a result of the realignment, Delta will increase the number of departures from its Atlanta, Cincinnati, and Salt Lake City hubs, while decreasing the number of departures from Boston and its Dallas/Ft. Worth, Los Angeles and Orlando hubs. Due mainly to competitive factors, there can be no assurance that this route realignment will result in increased passenger revenues.

During the December 1994 quarter, Delta and AT&T Global Information Solutions Company formed TransQuest Information Solutions, a Georgia general partnership, which will provide information technology services to Delta and others in the travel and transportation industries. For additional information, see Note 6 of Notes to Consolidated Financial Statements. Effective January 1, 1995, approximately 1,000 Delta employees became employees of TransQuest.

During the December 1994 quarter, Delta entered into a definitive agreement with Federal Express Corporation to purchase certain Stage 3 heavyweight hushkits. See Note 10 of the Notes to Consolidated Financial Statements.

On February 10, 1995, Delta changed its domestic travel agency commission program by introducing a maximum commission payment of $50 for any round-trip domestic ticket with a base fare in excess of $500 and $25 for any one-way domestic ticket with a base fare in excess of $250. The maximum commission applies to all tickets issued by U.S. travel agents for travel within and between the Continental U.S., Alaska, Hawaii, Puerto Rico and the U.S. Virgin Islands. The impact of this change on Delta cannot presently be determined.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

   11. Statement regarding computation of per share earnings.

   12. Statement regarding computation of ratio of earnings to fixed charges.

   15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

   27. Financial Data Schedule

(b)  Reports on Form 8-K:

During the quarter ended December 31, 1994, Delta filed a Current Report on Form 8-K dated October 19, 1994, concerning (i) certain exchange offers which were subsequently terminated; (ii) restructuring charges relating to Delta's Leadership 7.5 program; and (iii) the settlement of certain litigation.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Delta Air Lines, Inc.
                                    ----------------------------
                                                   (Registrant)



                                    By:  /s/ Thomas J. Roeck, Jr.
                                       ---------------------------------
                                             Thomas J. Roeck, Jr.
                                       Senior Vice President - Finance
                                          and Chief Financial Officer



  February 13, 1995
- ----------------------
         (Date)