Form 10-Q
period 1995-03-31
DELTA AIR LINES INC /DE/
filed 1995-05-12
CIK 27904

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X      No ____
                           -----


          Number of shares outstanding by each class of common stock, as of April 30, 1995:


         Common Stock, $3.00 par value - 50,761,951 shares outstanding

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------
                             DELTA AIR LINES, INC.
                    Consolidated Balance Sheets (Unaudited)
                                 (In Millions)

                                                March 31        June 30
ASSETS                                           1995            1994
________________________________________________________________________
CURRENT ASSETS:
  Cash and cash equivalents                     $     766     $   1,302
  Short-term investments                              761           408
  Accounts and notes receivable, net                  662           886
  Maintenance and operating supplies                   66            67
  Deferred income taxes                               334           336
  Prepaid expenses and other                          222           224
                                               -----------     ---------
     Total current assets                           2,811         3,223
                                               -----------     ---------

PROPERTY AND EQUIPMENT:
  Flight equipment owned                            9,057         9,063
    Less:  Accumulated depreciation                 4,119         3,880
                                               -----------    ----------
                                                    4,938         5,183
                                               -----------    ----------

  Flight equipment under capital leases               152           173
    Less:  Accumulated amortization                   131           142
                                               -----------    ----------
                                                       21            31
                                               -----------    ----------

  Ground property and equipment                     2,397         2,398
    Less:  Accumulated depreciation                 1,309         1,250
                                               -----------    ----------
                                                    1,088         1,148
                                               -----------    ----------



  Advance payments for equipment                      313           241
                                               -----------    ----------
                                                    6,360         6,603
                                               -----------    ----------

OTHER ASSETS:

  Deferred income taxes                               513           560
  Marketable equity securities                        410           351
  Cost in excess of net assets acquired, net          276           283
  Non-operating property, net                         271           211
  Investments in associated companies                 263           219
  Leasehold and operating rights, net                 182           207
  Other                                               412           239
                                               -----------    ----------
                                                    2,327         2,070
                                               -----------    ----------

                                              $    11,498    $   11,896
                                               ===========    ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                    Consolidated Balance Sheets (Unaudited)
                      (In Millions except Share Amounts)

                                                                          March 31              June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1995                 1994
- ----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                 $         13         $         227
  Current obligations under capital leases                                       12                    11
  Short-term notes payable                                                       29                     -
  Accounts payable and accrued liabilities                                    1,619                 1,654
  Air traffic liability                                                       1,103                 1,247
  Accrued vacation pay                                                          229                   196
  Accrued rent                                                                  182                   195
  Accrued income taxes                                                           24                     6
                                                                        ------------         -------------
    Total current liabilities                                                 3,211                 3,536
                                                                        ------------         -------------
NONCURRENT LIABILITIES:
  Long-term debt                                                              2,827                 3,142
  Postretirement benefits                                                     1,696                 1,641
  Accrued rent                                                                  563                   541
  Capital leases                                                                 75                    86
  Other                                                                         423                   395
                                                                        ------------         -------------
                                                                              5,584                 5,805
                                                                        ------------         -------------
DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions                              879                   923
  Manufacturers and other credits                                               105                    63
                                                                        ------------         -------------
                                                                                984                   986
                                                                        ------------         -------------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock,
    $1.00 par value, $72.00 stated and liquidation value;
    Issued and outstanding 6,827,487 shares at March 31,
    1995 and 6,878,292 shares at June 30, 1994                                  491                   495
  Less: Unearned compensation under
    employee stock ownership plan                                               368                   393
                                                                        ------------         -------------
                                                                                123                   102
                                                                        ------------         -------------
STOCKHOLDERS' EQUITY:
  Series C Convertible Preferred Stock,
    $1.00 par value, $50,000 liquidation preference;
    Issued and outstanding 23,000 shares at March 31, 1995
    and June 30, 1994                                                             -                     -
  Common stock, $3.00 par value; Authorized, 150,000,000 shares;
    Issued 54,479,102 shares at March 31, 1995
    and 54,469,491 shares at June 30, 1994                                      163                   163
  Additional paid-in capital                                                  2,013                 2,013
  Net unrealized gain on marketable equity securities                            89                    53
  Accumulated deficit                                                          (410)                 (490)
  Less: Treasury stock at cost, 3,826,112 shares at
    March 31, 1995, and 4,016,219 shares at June 30, 1994                       259                   272
                                                                        ------------         -------------
                                                                              1,596                 1,467
                                                                        ------------         -------------

                                                                       $     11,498         $      11,896
                                                                        ============         =============

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                       (In Millions, except Share Data)

                                                          Three Months Ended
                                                               March 31
                                                  -----------------  -----------------
                                                        1995               1994
                                                  -----------------  -----------------
OPERATING REVENUES:
 Passenger                                       $          2,682   $          2,681
 Cargo                                                        134                132
 Other, net                                                    86                 65
                                                  -----------------  -----------------
  Total operating revenues                                  2,902              2,878
                                                  -----------------  -----------------
OPERATING EXPENSES:
 Salaries and related costs                                 1,102              1,145
 Aircraft fuel                                                321                331
 Passenger commissions                                        285                300
 Aircraft rent                                                171                182
 Other selling expenses                                       172                145
 Depreciation and amortization                                147                170
 Contracted services                                          155                114
 Passenger service                                             92                125
 Aircraft maintenance materials and outside
  repairs                                                     109                102
 Facilities and other rent                                    110                 98
 Landing fees                                                  65                 64
 Other                                                        133                169
                                                  -----------------  -----------------
  Total operating expenses                                  2,862              2,945
                                                  -----------------  -----------------
OPERATING INCOME (LOSS)                                        40                (67)
                                                  -----------------  -----------------

OTHER INCOME (EXPENSE):
 Interest expense                                             (70)               (76)
 Interest capitalized                                           8                  8
 Interest income                                               21                 12
 Loss on disposition of flight equipment                       (1)                 -
 Miscellaneous, net                                            (9)                 -
                                                  -----------------  -----------------
                                                              (51)               (56)
                                                  -----------------  -----------------

LOSS BEFORE INCOME TAXES                                      (11)              (123)

INCOME TAXES CREDITED, NET                                      -                 45
                                                  -----------------  -----------------
NET LOSS                                                      (11)               (78)

PREFERRED STOCK DIVIDENDS                                     (22)               (27)
                                                  -----------------  -----------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $            (33)  $           (105)
                                                  =================  =================

PRIMARY AND FULLY DILUTED LOSS PER SHARE         $          (0.66)  $          (2.10)
                                                  =================  =================

WEIGHTED AVERAGE SHARES USED IN PER SHARE
 COMPUTATION:
 Primary                                               50,637,033         50,256,860
 Fully Diluted                                         50,637,033         50,256,860

DIVIDENDS PER COMMON SHARE                                  $0.05              $0.05
                                                  =================  =================

The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              STATISTICAL SUMMARY
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                   ----------------  ----------------
                                                         1995              1994
                                                   ----------------  ----------------
STATISTICAL SUMMARY:
Available Seat Miles (000)                               31,548,707       31,384,928
Available Ton Miles (000)                                 4,382,084        4,349,273
Revenue Passengers Enplaned                              20,900,349       20,494,686
Revenue Passenger Miles (000)                            19,748,046       19,398,604
Cargo Ton Miles (000)                                       356,085          337,636
Revenue Ton Miles (000)                                   2,331,902        2,278,167
Passenger Load Factor                                         62.60%           61.81%
Breakeven Passenger Load Factor                               61.65%           63.36%
Fuel Gallons Consumed (000)                                 608,507          607,394
Average Price Per Fuel Gallon                                 52.72c           54.43c
Cost Per Available Seat Mile                                   9.07c            9.38c
Passenger Mile Yield                                          13.58c           13.82c
Cargo Ton Mile Yield                                          37.77c           39.27c
Operating Revenue per Available Seat Mile                      9.20c            9.17c

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                       (In Millions, except Share Data)

                                                                             Nine Months Ended
                                                                                  March 31
                                                                     ----------------   ----------------
                                                                           1995               1994
                                                                     ----------------   ----------------
OPERATING REVENUES:
   Passenger                                                        $          8,302   $          8,357
   Cargo                                                                         427                411
   Other, net                                                                    249                200
                                                                     ----------------   ----------------
    Total operating revenues                                                   8,978              8,968
                                                                     ----------------   ----------------
OPERATING EXPENSES:
   Salaries and related costs                                                  3,314              3,451
   Aircraft fuel                                                               1,039              1,086
   Passenger commissions                                                         905                919
   Aircraft rent                                                                 515                559
   Other selling expenses                                                        487                459
   Depreciation and amortization                                                 467                508
   Contracted services                                                           397                347
   Passenger service                                                             343                392
   Aircraft maintenance materials and outside repairs                            332                305
   Facilities and other rent                                                     322                284
   Landing fees                                                                  198                194
   Restructuring charge                                                            -                112
   Other                                                                         447                478
                                                                     ----------------   ----------------
    Total operating expenses                                                   8,766              9,094
                                                                     ----------------   ----------------
OPERATING INCOME (LOSS)                                                          212               (126)
                                                                     ----------------   ----------------
OTHER INCOME (EXPENSE):
   Interest expense                                                             (220)              (229)
   Interest capitalized                                                           23                 26
   Interest income                                                                71                 38
   Gain on disposition of flight equipment                                         -                  1
   Miscellaneous, net                                                              2                 20
                                                                     ----------------   ----------------
                                                                                (124)              (144)
                                                                     ----------------   ----------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                                    88               (270)

INCOME TAXES (PROVIDED) CREDITED, NET                                            (45)               111
                                                                     ----------------   ----------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                              43               (159)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                               114                  -
                                                                     ----------------   ----------------
NET INCOME (LOSS)                                                                157               (159)

PREFERRED STOCK DIVIDENDS                                                        (66)               (82)
                                                                     ----------------   ----------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS               $             91   $           (241)
                                                                     ================   ================

PRIMARY AND FULLY DILUTED INCOME (LOSS)
   PER COMMON SHARE:
    Before cumulative effect of accounting change                   $          (0.45)  $          (4.81)
    Cumulative effect of accounting change                                      2.25                  -
                                                                     ----------------   ----------------
                                                                    $           1.80   $          (4.81)
                                                                     ================   ================
WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
   Primary                                                                50,600,736         50,210,671
   Fully Diluted                                                          50,600,736         50,210,671

DIVIDENDS PER COMMON SHARE                                                     $0.15              $0.15
                                                                     ================   ================

The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              STATISTICAL SUMMARY
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                       March 31
                                                                                          ---------------   --------------
                                                                                                1995             1994
                                                                                          ---------------   --------------
STATISTICAL SUMMARY:
Available Seat Miles (000)                                                                    97,562,081       98,980,635
Available Ton Miles (000)                                                                     13,577,594       13,737,694
Revenue Passengers Enplaned                                                                   66,768,957       64,708,663
Revenue Passenger Miles (000)                                                                 64,513,443       63,073,914
Cargo Ton Miles (000)                                                                          1,140,031        1,024,362
Revenue Ton Miles (000)                                                                        7,596,617        7,337,645
Passenger Load Factor                                                                              66.13%           63.72%
Breakeven Passenger Load Factor                                                                    64.44%           64.68%
Fuel Gallons Consumed (000)                                                                    1,901,876        1,910,376
Average Price Per Fuel Gallon                                                                      54.66c           56.82c
Cost Per Available Seat Mile                                                                        8.99c            9.19c
Cost Per Available Seat Mile-Excluding Restructuring Charge                                         8.99c            9.07c
Passenger Mile Yield                                                                               12.87c           13.25c
Cargo Ton Mile Yield                                                                               37.45c           40.16c
Operating Revenue per Available Seat Mile                                                           9.20c            9.06c

                             DELTA AIR LINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Millions)

                                                                     Nine Months Ended
                                                                          March 31
                                                                 --------------------------
                                                                    1995            1994
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $     157     $     (159)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Cumulative effect of accounting change                           (114)             -
      Depreciation and amortization                                     467            508
      Deferred income taxes                                             (38)           (93)
      Amortization of investment tax credits                              -             (1)
      Amortization of deferred gain on sale and
        leaseback transactions                                          (44)           (45)
      Gain on disposition of flight equipment                             -             (1)
      Rental expense in excess of payments                                9             63
      Postemployment benefits expense (less than)  payments             (14)             -
      Pension expense  (less than) payments                             (71)            (5)
      Compensation under ESOP                                            31             24
      Other postretirement benefits expense in excess
        of payments                                                      55            140

  Changes in certain assets and liabilities:
      Decrease in receivables                                           224            214
      Decrease in other current assets                                    3             78
      Decrease in air traffic liability                                (144)           (76)
      Increase (decrease) in accounts payable and accrued
        liabilities                                                     (35)           127
      Increase (decrease) in other payables                              51            (23)
      Increase in other noncurrent liabilities                            -             93
  Other, net                                                             47             29
                                                                 -----------    -----------
    Net cash provided by operating activities                           584            873
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Property and equipment additions:
    Flight equipment, including advance payments                       (255)          (885)
    Ground property and equipment                                      (113)          (120)
  Increase in short-term investments, net                              (355)             -
  Debtor-in-possession loan repayment                                   115              -
  Proceeds from sale of flight equipment                                 99             96
                                                                 -----------    -----------
    Net cash used in investing activities                              (509)          (909)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                                                -              1
  Payments on long-term debt and capital lease obligations             (557)          (523)
  Long-term borrowings                                                    -            226
  Net short-term borrowings                                              29              -
  Cash dividends                                                        (83)           (83)
  Proceeds from sale and leaseback transactions                           -            649
                                                                 -----------    -----------
    Net cash (used) provided by financing activities                   (611)           270
                                                                 -----------    -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     (536)           234
Cash and cash equivalents at beginning of period                      1,302          1,180
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $      766     $    1,414
                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                  Notes to Consolidated Financial Statements
                                March 31, 1995
                                  (Unaudited)


1.  ACCOUNTING AND REPORTING POLICIES:

    The Company's accounting and reporting policies are summarized in Note 1 (page 27 ) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals (except with respect to the restructuring charge as discussed in Note 11), necessary for a fair statement of results for the interim periods.

    Effective July 1, 1994, Delta began recording as reductions of revenue certain international air transportation price adjustments which had previously been recorded as commissions expense. Certain amounts in the Consolidated Statements of Operations for the three months and nine months ended March 31, 1994, have been reclassified to conform with the current financial statement presentation.

2.  EMPLOYEE STOCK OWNERSHIP PLAN:

    Effective July 1, 1994, Delta adopted American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). This standard changed the Company's method of accounting for certain dividends on the Series B ESOP Convertible Preferred Stock and also altered the way such dividends are included in the earnings per share calculations, both on a prospective basis. The adoption of SOP 93-6 reduced the reported net loss attributable to common stockholders shown on the Consolidated Statements of Operations by $2 million for the quarter ended March 31, 1995, and decreased the primary and fully diluted loss per common share for that period by $0.04. For the nine months ended March 31, 1995, the adoption of SOP 93-6 increased net income attributable to common stockholders by $6 million and increased primary and fully diluted earnings per common share by $0.12.

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

    Adoption of SFAS 112 resulted in a cumulative after-tax transition benefit of $114 million for the nine months ended March 31, 1995, primarily due to the net overfunded status of the Company's disability and survivorship plans. Future period expenses will vary based on actual claims experience and the return on plan assets.


4.  INVESTMENTS IN DEBT AND EQUITY SECURITIES:

    At March 31, 1995, the gross unrealized gain on the Company's investment in Singapore Airlines Limited was $171 million and the gross unrealized loss on the Company's investment in Swissair, Swiss Air Transport Company Ltd. was $27 million. The $91 million net unrealized gain, net of the related $53 million deferred tax provision, on these investments is reflected in stockholders' equity.

    Delta's other investments in available-for-sale securities are recorded as short-term investments in the Company's Consolidated Balance Sheets. The proceeds from sales of these securities during the March 1995 quarter totaled $336 million, which resulted in realized losses, computed on a specific identification basis, of $2 million. The amount of net unrealized losses on short-term investments reflected in stockholders' equity at March 31, 1995, was $2 million, net of the related tax benefit.


5.  SALE OF RECEIVABLES:

    During fiscal 1994, the Company entered into a revolving accounts receivable facility providing for the sale of $489 million of a defined pool of accounts receivable through a wholly-owned subsidiary to a trust in exchange for a Senior Certificate in the principal amount of $300 million and a Subordinate Certificate in the principal amount of $189 million. The subsidiary retained the Subordinate Certificate and the Company received $300 million in cash from the sale of the Senior Certificate to a third party. The principal amount of the Subordinate Certificate fluctuates daily depending upon the volume of receivables sold, and is payable to the subsidiary only to the extent the collections received on the receivables exceed amounts due on the Senior Certificate. At March 31, 1995, the principal amount of the Subordinate Certificate was $304 million and is included in accounts and notes receivable in the Company's Consolidated Balance Sheets.


6.  INCOME TAXES:

    Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

    The Company made tax payments in excess of refunds received of $25 million during the nine months ended March 31, 1995, and received refunds in excess of tax payments of $13 million during the nine months ended March 31, 1994.

7.  CONTINGENCIES:

    On March 6, 1992, Pan Am Corporation and certain of its subsidiaries, debtors-in-possession under the Bankruptcy Code (Pan Am), and the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee), together with the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am, filed a consolidated amended complaint against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The trial of liability issues in this lawsuit occurred between May 4, 1994, and June 10, 1994, before the United States District Court for the Southern District of New York (District Court). In an opinion and order dated December 22, 1994, the District Court (1) ruled that Delta had no liability in this lawsuit;
    (2) ordered Pan Am to repay to Delta the $115 million principal amount of debtor-in-possession financing (DIP Loan) Delta had provided to Pan Am plus interest; and (3) held that the Creditors Committee had no liability to Delta under Delta's counterclaims. No party appealed the District Court's decision, and the time period for filing an appeal expired. On January 9, 1995, Pan Am paid Delta $139 million, which reflects the $115 million principal amount of the DIP Loan plus accrued interest, net of the settlement of certain other claims. Several other lawsuits have been filed and are pending against Delta relating to its participation in Pan Am's proposed plan of reorganization.

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


8.  LONG-TERM DEBT:

    During the March 1995 quarter, the Company voluntarily repurchased and retired $185 million principal amount of its long-term debt. As a result of these transactions, the Company recognized a net pretax loss of $3 million during the quarter ended March 31, 1995; this amount is included in miscellaneous income (expense) in the Company's Consolidated Statements of Operations.

    The 1992 Bank Credit Agreement provides for unsecured borrowing by the Company of up to $1.25 billion on a revolving basis until December 4, 1996. At March 31, 1995, no borrowings were outstanding under the 1992 Bank Credit Agreement, but there is currently outstanding a letter of credit in the amount of $466 million to credit enhance the Delta Family-Care Savings Plan's 1990 Series C Guaranteed Serial ESOP Notes. The letter of credit, which is utilizing $466 million of the available commitment under the 1992 Bank Credit Agreement, covers the $290 million outstanding principal amount of the 1990 Series

    C Guaranteed Serial ESOP Notes, up to $144 million of Make Whole Premium Amount and approximately one year of interest on the 1990 Series C Guaranteed Serial ESOP Notes. For additional information regarding Delta's long-term debt, including the 1992 Bank Credit Agreement and the 1990 Series C Guaranteed Serial ESOP Notes, see Note 5 (page 28) and Note 9 (page 11) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders and Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, respectively.

    During the nine months ended March 31, 1995 and 1994, Delta made cash interest payments, net of interest capitalized, of $159 million and $155 million, respectively.


9.  AIRCRAFT PURCHASE AND SALE COMMITMENTS:

    At March 31, 1995, the Company's aircraft fleet, purchase commitments and options were:

                            CURRENT FLEET
                      --------------------------
       AIRCRAFT TYPE     OWNED  LEASED  TOTAL  ORDERS  OPTIONS
       -------------     -----  ------  -----  ------  -------

       A310-200             2       -      2       -        -
       A310-300             -       9      9       -        -
       B-727-200          106      28    134       -        -
       B-737-200            1      55     56       -        -
       B-737-300            -      13     13      52       56
       B-757-200           44      41     85       5       36
       B-767-200           15       -     15       -        -
       B-767-300            2      24     26       -        -
       B-767-300ER          7       7     14       7       10
       L-1011-1            32       -     32       -        -
       L-1011-200           1       -      1       -        -
       L-1011-250           6       -      6       -        -
       L-1011-500          17       -     17       -        -
       MD-11                4       7     11       4       26
       MD-88               63      57    120       -       34
       MD-90                3       -      3      47       50
                          ---     ---    ---     ---      ---
                          303     241    544     115      212
                          ===     ===    ===     ===      ===

    The aircraft orders include 22 B-737-300 aircraft and 19 MD-90 aircraft scheduled for delivery after fiscal 2001 and fiscal 1996 respectively, that are subject to reconfirmation by Delta. The MD-88 aircraft options may be converted to MD-90 aircraft orders, the B-737-300 aircraft orders and options may be converted to B-737-400 or B-737-500 aircraft orders, and the B-767-300ER aircraft options and two of the B-767-300ER aircraft orders may be converted to B-767-300 aircraft orders, all at Delta's election.

    During the March 1995 quarter, Delta accepted delivery of three MD-90 aircraft and one B-757-200 aircraft. Additionally, Delta sold one A310-200 aircraft and returned two B-737-200 aircraft and one A310-200 aircraft to their lessors.

    Subsequent to March 31, 1995, Delta accepted delivery of one MD-90 aircraft and one B767-300ER aircraft, and sold two A310-200 aircraft.

    Future expenditures for aircraft, engines and hushkits on firm order at March 31, 1995, are estimated to be $3.0 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:

                                                        AMOUNT
                YEARS ENDING JUNE 30                (IN MILLIONS)
                --------------------                -------------

               Three months ending June 30, 1995       $  190
               1996                                       420
               1997                                       920
               1998                                       720
               1999                                       320
               After 1999                                 400
                                                       ------

                                           Total       $2,970
                                                       ======

10. STOCKHOLDERS' EQUITY:

    During the March 1995 quarter, the Company issued 2,000 common shares, at an average price of $54.70 per share, under the Dividend Reinvestment and Stock Purchase Plan. Also during the March 1995 quarter, the Company transferred from its treasury, at an average cost of $67.75 per share, 40,955 common shares under the 1989 Stock Incentive Plan, and 1,238 common shares to the Delta Family-Care Savings Plan.

    At March 31, 1995, 5,880,667 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,856,618 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 17,490,494 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,149,072 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.

11. RESTRUCTURING CHARGE:

    The operating results for the nine months ended March 31, 1994, include a $112 million restructuring charge primarily for special termination benefits relating to an early retirement program under which approximately 1,500 employees elected to retire effective November 1, 1993.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations
         ---------------------


FINANCIAL CONDITION

During the nine months ended March 31, 1995, Delta invested $255 million in flight equipment, including $133 million for aircraft deposits, and $113 million in ground property and equipment; made payments of $557 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $403 million principal amount of long-term debt and the Delta Family-Care Savings Plan's (Savings Plan) voluntarily prepayment in whole, with funds provided by Delta, of the $131 million aggregate principal amount of the Savings Plan's 1990 Series A and Series B Guaranteed Serial ESOP Notes, which were guaranteed by Delta; and paid $83 million in cash dividends. The principal sources of these funds were $584 million cash from operations; $181 million from available cash reserves; $139 million from Pan Am Corporation for the repayment of certain debtor-in-possession financing (which includes $24 million recorded in cash from operations representing accrued interest, net of the settlement of certain other claims); $99 million from the sale of flight equipment; and $29 million from short-term borrowings. Cash and cash equivalents and short-term investments totaled $1.5 billion at March 31, 1995, compared to $1.7 billion at June 30, 1994. The Company may repurchase additional long-term debt from time to time.

As of March 31, 1995, the Company had negative working capital of $400 million, compared to negative working capital of $313 million at June 30, 1994. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash and internally generated funds, supplemented as necessary by debt financings and proceeds from sale and leaseback transactions. At March 31, 1995, the Company had $784 million of credit available under its 1992 Bank Credit Agreement, subject to compliance with certain conditions. For additional information, see Note 8 of the Notes to Consolidated Financial Statements.

At March 31, 1995, long-term debt and capital lease obligations, including current maturities and excluding short-term borrowings, totaled $2.9 billion, compared to $3.5 billion at June 30, 1994. Stockholders' equity was $1.6 billion at March 31, 1995, compared to $1.5 billion at June 30, 1994. The Company's debt-to-equity position, including current maturities and excluding short-term borrowings, was 65% debt and 35% equity at March 31, 1995, compared to 70% debt and 30% equity at June 30, 1994.

At March 31, 1995, there was outstanding $290 million principal amount of 1990 Series C Guaranteed Serial ESOP Notes (ESOP Notes) guaranteed by Delta. The terms of the ESOP Notes require Delta to purchase the ESOP Notes at the option of the holders thereof if the credit rating of Delta's long-term senior unsecured debt falls below certain levels (Purchase Event), unless Delta obtains within a specified period of a Purchase Event certain credit enhancements (Approved Credit Enhancement) that result in the ESOP Notes being rated A3 or higher by Moody's Investors Service, Inc. (Moody's) and A- or higher by Standard & Poor's Ratings Group (Required Ratings). As a result of Moody's rating action on May 11, 1993, a Purchase Event occurred, and Delta became obligated to purchase on September 15, 1993, any ESOP Notes properly tendered to it. Prior to September 15, 1993, Delta obtained an Approved Credit Enhancement in the form of a letter of credit under its 1992 Bank Credit Agreement. As of March 31, 1995, the letter of credit was in the face amount of $466 million. Due to the issuance of the letter of credit, the ESOP Notes received the Required Ratings. Accordingly, Delta no longer has an obligation to purchase ESOP Notes as a result of the Purchase Event that occurred on May 11, 1993. There can be no assurance that Delta will not be required to purchase the ESOP Notes at a later date. For additional information, see Notes 5 and 9 of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders.

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

At its regular meeting on April 27, 1995, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable June 1, 1995, to stockholders of record on May 10, 1995.

During the nine months ended March 31, 1995, the Company reduced its staffing by approximately 8,650 personnel and made cash payments of $30 million related to its Leadership 7.5 program initiatives. For additional information concerning Leadership 7.5, see Operational Review - Leadership 7.5 (page 4) and
Note 14 (page 35) of the Notes to Consolidated Financial Statements in Delta's 1994 Annual Report to Stockholders.

See Item 5 in Part II of this Form 10-Q for information regarding Delta's: (1) collective bargaining negotiations with the Air Line Pilots Association and the Professional Airline Flight Control Association; (2) realignment of its domestic route system; (3) blocked-space, code-sharing agreement with Virgin Atlantic Airways; and (4) cap on domestic travel agency commissions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 and 1994
- ------------------------------------------

For the quarter ended March 31, 1995, Delta recorded an unaudited net loss of $11 million ($0.66 primary and fully diluted loss per common share after preferred stock dividend requirements) and operating income of $40 million. For the quarter ended March 31, 1994, the Company recorded a net loss of $78 million ($2.10 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $67 million. The improved results are primarily related to operating expense reductions driven by the Company's Leadership 7.5 program.

Operating revenues in the March 1995 quarter totaled $2.90 billion, an increase of less than 1%, from $2.88 billion recorded in the March 1994 quarter. Passenger revenue was unchanged at $2.68 billion, the result of a 2% decline in the passenger mile yield offset by a 2% increase in revenue passenger miles. The reduction in the passenger mile yield is primarily attributable to the continuing presence of low-cost, low-fare carriers in domestic markets, as well as discount fare promotions. Growth in passenger traffic is mainly due to discount fare promotions in the domestic market. Cargo revenue increased 1% to $134 million, as cargo ton miles grew 5% and the ton mile yield decreased 4%. The decrease in the cargo ton mile yield is primarily due to declines in domestic and international mail contract rates and increases in long-haul cargo traffic, which has lower ton mile yields than short-haul cargo traffic. All other revenue increased 32% to $86 million, primarily due to increased revenue from joint marketing programs.

Operating expenses for the March 1995 quarter decreased 3% to $2.86 billion. Operating capacity increased less than 1% to 31.55 billion available seat miles, and operating cost per available seat mile declined 3% to 9.07 cents. Salaries and related costs decreased 4%, due to a 12% reduction in the average level of employment from the March 31, 1994 quarter and lower employee benefit costs.
The decrease in the average level of employment was primarily due to workforce reductions under the Company's Leadership 7.5 program. Aircraft fuel expense decreased 3%, as consumption of fuel gallons remained virtually unchanged and the average price per fuel gallon declined 3% to 52.72 cents, Delta's lowest average fuel price per gallon in a March quarter since 1987. Passenger commissions declined 5%, mainly due to certain reductions in international commission base rates and lower revenues in certain regions of the route system. Aircraft rent expense decreased 6% due to the return of certain aircraft to lessors. Other selling expenses increased 19%, primarily due to higher advertising and promotion expense and increased booking fee payments to computer reservations system providers. Depreciation and amortization expense decreased 14%, primarily due to lower amortization of leasehold and operating rights and lower ground equipment depreciation resulting from the writedown of certain assets recorded in the June 1994 quarter restructuring charge and lower flight equipment depreciation, partially offset by higher amortization of software development costs related to new and enhanced systems. Contracted services increased 36%, the result of increased outsourcing of information technologies services and certain airport functions. Passenger service expense decreased 26%, the result of ongoing cost control programs implemented since 1993. Aircraft maintenance materials and outside repairs expense rose 7%, reflecting an increase in the number of engines repaired and higher airframe maintenance. Facilities and other rent increased 12%, primarily due to additional passenger terminal facilities. Landing fees increased 2%, mainly reflecting systemwide rate increases. All other operating expenses decreased 21%, primarily reflecting certain litigation costs incurred during the March 1994 quarter and increased revenues from services provided to outside parties during the March 1995 quarter.

Nonoperating expense in the March 1995 quarter totaled $51 million, compared to nonoperating expense of $56 million in the March 1994 quarter. Interest expense decreased 8% to $70 million, due to a lower average level of long-term debt. Interest income increased 75% to $21 million, primarily due to a higher level of short-term investments. Miscellaneous expense increased by $9 million in the March 1995 quarter, due to fees related to the sale of certain receivables and costs associated with the voluntary repurchase of long-term debt, partially offset by equity income from associated companies.

After recording an $11 million net loss and a $22 million provision for preferred stock dividends, the net loss attributable to common stockholders was $33 million.

Nine Months Ended March 31, 1995 and 1994
- -----------------------------------------

For the nine months ended March 31, 1995, Delta recorded unaudited net income of $157 million ($1.80 primary and fully diluted earnings per common share after preferred stock dividend requirements) and operating income of $212 million.
For the nine months ended March 31, 1994, the Company recorded a net loss of $159 million ($4.81 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $126 million.

Net income for the nine months ended March 31, 1995, includes a one-time $114 million after-tax benefit ($2.25 primary and fully diluted benefit per common share) related to the adoption, effective July 1,1994, of SFAS 112, "Employers' Accounting for Postemployment Benefits" (See Note 3 of Notes to Consolidated Financial Statements). Results for the nine months ended March 31, 1994, include a $112 million pretax restructuring charge for costs associated with an early retirement program under which approximately 1,500 employees elected to retire effective November 1, 1993. Excluding the effect of the accounting change and the restructuring charge, net income for the nine months ended March 31, 1995, totaled $43 million ($0.45 primary and fully diluted loss per common share after preferred stock dividend requirements) and operating income totaled $212 million, compared to a net loss of $88 million ($3.40 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $14 million for the nine months ended March 31, 1994.

Operating revenues for the nine months ended March 31, 1995, increased less than 1% to $8.98 billion. Passenger revenue decreased less than 1% to $8.30 billion due to a 3% decrease in the passenger mile yield, partially offset by 2% growth in revenue passenger miles. The reduction in the passenger mile yield is mainly due to the continuing presence of low-cost, low-fare carriers in domestic markets, as well as other discount fare promotions in domestic and international markets. The increase in passenger traffic was due to discount fare promotions in domestic and international markets and improved economies in Europe. Cargo revenue grew 4% to $427 million, the result of an 11% increase in cargo ton miles, partially offset by a 7% decrease in the cargo ton mile yield. The decrease in the cargo ton mile yield is primarily due to declines in domestic and international mail contract rates and increases in long-haul cargo traffic, which has lower ton mile yields than short-haul cargo traffic. All other revenue increased 24% to $49 million, mainly due to higher revenues from certain marketing programs.

Operating expenses for the nine months ended March 31, 1995, decreased 4% to $8.77 billion. Operating capacity decreased 1% to 97.56 billion available seat miles, and operating cost per available seat mile declined 2% to 8.99 cents. Excluding the restructuring charge in the nine months ended March 31, 1994, operating expenses decreased 2%, and operating cost per available seat mile decreased 1%. Salaries and related costs decreased 4%, the result of a 12% decline in the average number of employees, primarily due to the Leadership 7.5 program and the early retirement program discussed earlier, and lower employee benefit costs. Aircraft fuel expense decreased 4%, as fuel gallons consumed decreased less than 1% and the average fuel cost per gallon dropped 4% to 54.66 cents, Delta's lowest average fuel price per gallon for any nine month period ending March 31 since 1989. Passenger commissions declined 2%, due to lower passenger revenue and decreased international commission base rates. Aircraft rent expense decreased 8% due to the return of certain aircraft to lessors. Other selling expenses increased 6%, primarily due to higher booking fee payments to computer reservations system providers and higher credit card service charges. Depreciation and amortization expense decreased 8%, primarily the result of lower amortization of leasehold and operating rights and lower ground equipment depreciation resulting from the writedown of certain assets recorded in the June 1994 quarter restructuring charge, partially offset by higher amortization of software development costs. Contracted services increased 14%, the result of increased outsourcing of information technologies services and certain airport functions. Passenger service expense decreased 13%, reflecting the continuation of cost control programs implemented since 1993. Aircraft maintenance materials and outside repairs expense increased 9%, due to a higher number of engines repaired and an increase in airframe maintenance. Facilities and other rents increased 13%, primarily the result of additional passenger terminal facilities. Landing fees increased 2%, mainly due to rate increases throughout the system. All other operating expenses were down 6%, the result of favorable foreign exchange rates, increased revenues from services provided to outside parties and certain litigation costs incurred during the nine months ended March 31, 1994.

Nonoperating expense totaled $124 million in the nine months ended March 31, 1995, compared to $144 million in the nine months ended March 31, 1994.
Interest expense decreased $9 million, due to a lower average level of outstanding debt. Capitalized interest decreased $3 million, resulting from a decline in the average balance of advance payments for aircraft purchases. Interest income increased $33 million, due to a higher average level of short-term investments. Miscellaneous income was $2 million in the nine months ended March 31, 1995, compared to $20 million in the nine months ended March 31, 1994, primarily due to fees related to the sale of certain receivables and costs associated with the voluntary repurchase of long-term debt, partially offset by equity income from associated companies.

Pretax income of $88 million for the nine months ended March 31, 1995, was reduced by an income tax provision of $45 million. After recording a $114 million after-tax benefit related to the adoption of SFAS 112, as discussed above, and a $66 million provision for preferred stock dividends, net income available to common stockholders was $91 million.

                              ARTHUR ANDERSEN LLP
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of March 31, 1995, the related consolidated statements of operations for the three and nine-month periods ended March 31, 1995 and 1994, and cash flows for the nine-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Atlanta, Georgia
April 28, 1995

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

As previously reported, the United States District Court for the Southern District of New York (District Court) conducted a trial between May 4, 1994 and June 10, 1994 on liability issues in the lawsuit filed against Delta by Pan Am, the Official Committee of Unsecured Creditors of Pan Am (Creditors Committee) and the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am (Ad Hoc Committee). In an opinion and order dated December 22, 1994, the District Court (1) ruled that Delta had no liability in this lawsuit; (2) ordered Pan Am to repay to Delta the $115 million principal amount of debtor-in-possession financing Delta had provided to Pan Am plus interest; and (3) held that the Creditors Committee had no liability to Delta under Delta's counterclaims. No party appealed the District Court's decision, and the time period for filing an appeal expired on February 6, 1995.

As previously reported, Pan Am filed a third party complaint in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) against Delta alleging that, to the extent the U.S. Air Force has a valid claim against Pan Am for Pan Am's alleged breach of its obligations under the Civil Reserve Air Fleet Enhancement Program, Pan Am is entitled to recover from Delta such amounts as are required to satisfy any such claim. In March 1995, Pan Am, Delta, the Creditors Committee and the Ad Hoc Committee entered into a Stipulation and Order under which, subject to Bankruptcy Court approval, the parties agreed, among other things, that Pan Am would dismiss with prejudice its third party complaint against Delta. The Bankruptcy Court approved the Stipulation and Order on April 27, 1995.

As previously reported, there are pending in the District Court two separate lawsuits filed against Delta by former Pan Am employees who allege, among other things, that they were intended third party beneficiaries of Delta's agreement with Pan Am to participate in Pan Am's proposed plan of reorganization. On April 28, 1995, Delta filed supplementary memoranda in support of its earlier motions for summary judgment on all of plaintiffs' claims in these lawsuits. The plaintiffs are opposing Delta's motions for summary judgment.

Travel Agency Commission Antitrust Litigation
- ---------------------------------------------

On February 10, 1995, Delta changed its domestic travel agency commission program by implementing a maximum commission payment of $50 for any round-trip domestic airline ticket with a base fare in excess of $500, and $25 for any one-way domestic airline ticket with a base fare in excess of $250. This commission cap applies to all tickets issued by U.S. travel agencies for travel within and between the Continental U.S., Alaska, Puerto Rico and the U.S. Virgin Islands. Most of the major U.S. airlines subsequently adopted similar commission cap programs.

Travel agents and a travel agency trade association have filed more than 30 class action antitrust lawsuits in various federal district courts against airlines, including Delta, that implemented new travel agent commission cap programs. The plaintiffs, who are seeking unspecified treble damages under the antitrust laws and an injunction to prevent the airlines from maintaining the new commission cap programs, allege that the defendants conspired to reduce the commissions paid to travel agents in violation of Section 1 of the Sherman Act. The purported plaintiff class is all U.S. travel agents who sold airline tickets subject to the commission cap on American, Continental, Delta, Northwest, TWA, United or USAir.

Several of the plaintiffs' lawsuits have been filed in the United States District Court in Minneapolis. The Minneapolis cases have been consolidated before one judge, who has adopted an expedited schedule under which the plaintiffs' motion for a preliminary injunction and the defendants' motion for summary judgment are scheduled to be argued on July 7, 1995. The Judicial Panel for Multidistrict Litigation has scheduled a hearing for May 26, 1995 to determine whether to consolidate this litigation in Minneapolis or another jurisdiction.

Department of Justice Investigation
- -----------------------------------

In March 1995, several U.S. carriers, including Delta, received a civil investigative demand from the U.S. Department of Justice related to an investigation of incentives paid by airlines to travel agents in excess of base commission payments. Delta intends to comply with the civil investigative demand, which requires Delta to produce documents relating to its travel agent programs. Delta responded to earlier civil investigative demands on this subject in 1993 and 1994.

Other Litigation
- ----------------

As reported on page 17 of the 1994 Form 10-K and page 23 of Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately 1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines. On November 4,

1994, the District Court (1) denied the plaintiffs' motion for class action certification; and (2) granted Delta's motion to dismiss plaintiffs' claims concerning Delta's pass policy for lack of subject matter jurisdiction. On January 11, 1995, the District Court denied plaintiffs' motion requesting the District Court to reconsider its November 4, 1994 decision, but granted plaintiffs' motion to permit an immediate appeal of that order. The plaintiffs then filed a petition to appeal with the United States Court of Appeals for the Eleventh Circuit which, on March 8, 1995, agreed to hear plaintiffs' appeal of the District Court's November 4, 1994 decision.

Item 5. Other Information
- -------------------------

Personnel
- ---------

Delta's relations with labor unions in the United States are governed by the Railway Labor Act (RLA). Under the RLA, the collective bargaining agreements between Delta and labor unions do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations and, if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and proffer binding arbitration. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the union may strike and the airline may resort to "self-help," including the imposition of its proposed changes to the collective bargaining agreement and the hiring of replacement workers.

Delta's collective bargaining agreements with the Air Line Pilots Association
(ALPA) and the Professional Airline Flight Control Association (PAFCA) became amendable on January 1, 1995, and formal negotiations with ALPA and PAFCA began in November 1994. As part of its Leadership 7.5 program, the Company is seeking $340 million in annual productivity improvements and wage and benefit reductions from ALPA. On April 17, 1995, Delta requested and, on May 8, 1995, the NMB appointed federal mediators to participate in the collective bargaining negotiations between Delta and ALPA. The outcome of Delta's negotiations with ALPA and PAFCA cannot presently be determined.

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

Delta and Virgin Atlantic Airways have entered into a blocked-space, code-sharing agreement under which Delta would purchase seats on Virgin Atlantic's flights between (1) London-Heathrow and Los Angeles, New York-Kennedy, Newark and San Francisco; and (2) London-Gatwick and Boston, Miami and Orlando. The agreement was approved by the U.S. Department of Transportation on February 10, 1995.

On February 10, 1995, Delta changed its domestic travel agency commission program by introducing a maximum commission payment of $50 for any round-trip domestic ticket with a base fare in excess of $500 and $25 for any one-way domestic ticket with a base fare in excess of $250. The maximum commission applies to all tickets issued by U.S. travel agents for travel within and between the Continental U.S., Alaska, Hawaii, Puerto Rico and the U.S. Virgin Islands. The impact of this change on Delta cannot presently by determined.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

     11.  Statement regarding computation of per share earnings.

     12.  Statement regarding computation of ratio of earnings to fixed charges.

     15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

     27.    Financial Data Schedule.

(b)  Reports on Form 8-K:

During the quarter ended March 31, 1995, Delta did not file any Current Reports on Form 8-K.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        Delta Air Lines, Inc.
                                             -----------------------------------
                                                              (Registrant)



                                             By:   /s/ Thomas J. Roeck, Jr.
                                                --------------------------------
                                                      Thomas J. Roeck, Jr.
                                               Senior Vice President - Finance
                                                and Chief Financial Officer



May 12, 1995
- ------------
   (Date)