Form 10-K
period 1995-06-30
DELTA AIR LINES INC /DE/
filed 1995-09-28
CIK 27904

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended June 30, 1995

                                     OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file number 1-5424


                            DELTA AIR LINES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                    Delaware                                     58-0218548
       -------------------------------                       ------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

Hartsfield Atlanta International Airport
           Atlanta, Georgia                                         30320
----------------------------------------                         ------------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:  (404) 715-2600
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
            Title of each class                              which registered
-------------------------------------------------       ------------------------

Common Stock, par value $3.00 per share                 New York Stock Exchange

Preferred Stock Purchase Rights                         New York Stock Exchange

Depositary Shares, each representing 1/1,000 of         New York Stock Exchange
a share of Series C Convertible Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:

 Series C Convertible Preferred Stock, par value $1.00 per share, liquidation preference $50,000 per share
 ----------------------------------------------------------------------------
                              (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                 ---        ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1995, was approximately $4,281,249,000. As of August 31, 1995, 51,144,098 shares of the registrant's common stock were outstanding.

                      Documents Incorporated By Reference

      Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1995 Annual Report to Stockholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated September 15, 1995, for its Annual Meeting of Stockholders to be held on October 26, 1995.

                             DELTA AIR LINES, INC.

                                     PART I

ITEM 1.          BUSINESS

General Description

       Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier providing scheduled air transportation for passengers, freight and mail over a network of routes throughout the United States and abroad. Based on calendar 1994 data, Delta is the largest United States airline as measured by aircraft departures and passengers enplaned, and the third largest United States airline as measured by operating revenues and revenue passenger miles flown. At September 1, 1995, the Company served 153 domestic cities in 43 states, the District of Columbia, Puerto Rico and the United States Virgin Islands, as well as 51 cities in 31 foreign countries.

       An important characteristic of Delta's domestic route system is its four hub airports in Atlanta, Cincinnati, Dallas/Ft. Worth and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. These hubs also provide access to Delta's international hub at New York's Kennedy Airport, its Pacific gateway in Portland, Oregon and its European hub in Frankfurt, Germany.

       Delta conducts operations in various foreign countries, principally in North America, Europe, the Middle East and Asia. Operating revenues from the Company's foreign operations were approximately $2.6 billion, $2.5 billion and $2.3 billion in the years ended June 30, 1995, 1994 and 1993, respectively.

       For the year ended June 30, 1995, passenger revenues accounted for 92% of Delta's operating revenues. Cargo revenues, which include freight and mail, accounted for 5% of Delta's operating revenues, and other sources accounted for 3% of the Company's operating revenues.

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

Regulatory Environment

       While the United States Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air carriers under the

Federal Aviation Act of 1958, as amended (the "Act"), most domestic economic regulation of passenger and freight services was eliminated pursuant to the Airline Deregulation Act of 1978 and other statutes amending the Act. The DOT has jurisdiction over international tariffs and pricing; international routes; and certain economic and consumer protection matters such as advertising, denied boarding compensation, baggage liability, smoking aboard aircraft and computer reservations systems. The FAA regulates flying operations generally, including control of navigable air space, flight personnel, aircraft certification and maintenance, and other matters affecting air safety. The United States Department of Justice has jurisdiction over airline mergers and acquisitions.

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

       The FAA has implemented a number of provisions and requirements which are being incorporated into Delta's maintenance programs. These matters relate to, among other things, inspection and maintenance of aging aircraft, and corrosion control. Based on its current implementation schedule, Delta expects to be in compliance with applicable requirements within the required time periods.

       Delta is also subject to various other federal, state, local and foreign laws and regulations. The United States Postal Service has authority over certain aspects of the transportation of mail, and rates for the carriage of domestic mail are determined through negotiations or competitive bidding. The Communications Act of 1934, as amended, governs Delta's use and operation of radio facilities. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters (including noise pollution) are regulated by various federal, state and local governmental entities.

Fares and Rates

       Airlines are permitted to set domestic ticket prices without governmental regulation, and the industry is characterized by substantial price competition. With respect to foreign air transportation, the DOT retains authority over fares, rates and charges, and air carriers are required to file and observe tariffs covering such transportation. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries involved. While air carriers are required to file and adhere to international fare and rate tariffs, many international markets are characterized by substantial commissions, overrides and discounts to travel agents, brokers and wholesalers.

       During fiscal 1995, low-cost, low-fare carriers increased their presence in domestic markets served by Delta. This contributed to a 1% decline in the system passenger mile yield in fiscal 1995 compared to fiscal 1994. See "ITEM
1. Business - Leadership 7.5" on pages 6-7.

       Delta expects that low-fare competition is likely to continue in domestic and international markets. If price reductions are not offset by increases in traffic or changes in the mix of traffic that improve the passenger mile yield, Delta's operating results will be adversely affected.

Competition and Route Authority

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

       International alliances between foreign and domestic carriers, such as the marketing and code sharing arrangements between British Airways Plc and USAir, Inc., KLM-Royal Dutch Airlines and Northwest Airlines, Inc., and Lufthansa German Airlines and United Air Lines, Inc., have significantly increased competition in international markets. Through code sharing arrangements with United States carriers, British Airways, KLM and Lufthansa have obtained access to interior United States passenger traffic. Similarly, Northwest and United have increased their ability to sell transatlantic services and destinations to and beyond European cities served by KLM and Lufthansa.

       Delta's flight operations are authorized by certificates of public convenience and necessity and, to a limited extent, by exemptions issued by the DOT. The requisite approvals of other governments for international operations are provided by bilateral agreements with, or permits issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the United States and the foreign country or countries involved, changes in United States or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of Delta's international route authorities or otherwise affect Delta's international operations. Bilateral agreements between the United States and various foreign countries served by Delta are subject to renegotiation from time to time.

       Certain of Delta's international route authorities are subject to periodic renewal requirements. Delta requests extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance of this result. Dormant authority may not be renewed in some cases -- especially where another United States carrier indicates a willingness to provide service.

Code Sharing

       Delta has entered into marketing agreements with certain foreign carriers to maintain or improve Delta's access to international markets. Under these dual designator code sharing arrangements, Delta and the foreign carrier publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to provide joint service with one aircraft rather than operating separate services with two aircraft.

       Most of Delta's international code sharing arrangements operate in discrete international city pairs. Delta purchases seats that are marketed under Delta's "DL" designator code pursuant to code sharing arrangements with a number of foreign airlines, including Aeromexico, Austrian Airlines, Korean Air (effective September 30, 1995), Malev Hungarian Airlines, Sabena Belgian World Airlines, Singapore Airlines, Swissair, Varig and Virgin Atlantic Airways. Delta sells seats that are marketed under foreign airlines' two-letter designator codes pursuant to code sharing arrangements with Aeroflot, Aeromexico, Sabena and Swissair.

Slot Allocations

       Operations at four major United States and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land or take off from the particular airport during a specified time period. In the United States, the FAA regulates slot allocations at Kennedy Airport in New York, LaGuardia Airport in New York, National Airport in Washington, D. C., and O'Hare International Airport in Chicago. The Delta Shuttle requires slot allocations at LaGuardia and National Airports, as do Delta's other operations at those four airports. Certain foreign airports, including Delta's European hub in Frankfurt, also have slot allocations.

       Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

The Delta Connection

       Delta has marketing agreements with four air carriers serving principally the following areas of the United States: Atlantic Southeast Airlines, Inc. ("ASA") operates in the Southeast through Atlanta and in the Southwest through Dallas/Fort Worth; Business Express, Inc. serves the Northeast; Comair, Inc. ("Comair") serves Florida and operates in the Midwest through Cincinnati; and SkyWest Airlines, Inc. ("SkyWest") serves California and operates in other western states through Salt Lake City. These carriers, which are known as "Delta Connection" airlines, use Delta's "DL" code on their flights and exchange connecting traffic with Delta. At June 30, 1995, Delta held equity interests in ASA, Comair Holdings, Inc. (the parent of Comair) and SkyWest, Inc. (the parent of SkyWest) of 24%, 21% and 15%, respectively.

Computer Reservation System Partnership

       Delta owns 38% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines, Inc., Trans World Airlines, Inc. and ABACUS Distribution Systems Pte Ltd. own 32%, 25% and 5%, respectively, of WORLDSPAN.

       CRS services are used primarily by travel agents to book airline, hotel and car rental reservations and issue airline tickets. CRS services are provided by several companies in the United States and worldwide. In the United States, other CRS competitors are SABRE (owned by American Airlines, Inc.), the Galileo International Partnership (owned by United Air Lines, Inc., USAir, Inc. and certain foreign carriers) and System One AMADEUS (owned by Continental Airlines, Inc., AMADEUS and Electronic Data Systems Corporation). CRS vendors are subject to regulations promulgated by the DOT and certain foreign governments.

       The CRS industry is highly competitive. Delta believes that, based on the number of travel agents in the United States using a CRS, WORLDSPAN ranks third, behind SABRE and the Galileo International Partnership, in market share among travel agents in the United States.

Information Technology Joint Venture

       During the December 1994 quarter, Delta and AT&T Global Information Solutions Company ("AT&T") formed TransQuest Information Solutions ("TransQuest"), a joint venture to provide information technology services to Delta and others in the travel and transportation industries. Delta and AT&T each own a 50% interest in TransQuest.

Fuel

       Delta's operations are significantly affected by the availability and price of jet fuel. Based on the Company's fiscal 1995 jet fuel consumption, a one-cent change in the average annual price per gallon of jet fuel would have caused an approximately $25 million change in Delta's annual fuel costs. The following table shows Delta's jet fuel consumption and costs for fiscal years 1991-1995.

                          Gallons                                                         Percent of
      Fiscal             Consumed                Cost             Average Price           Operating
       Year             (Millions)            (Millions)            Per Gallon             Expenses*
      ------            ----------            ----------          -------------           ----------
       1991                2,060                $1,599                77.63c.                  17%
       1992                2,384                 1,482                62.19                    13
       1993                2,529                 1,592                62.95                    13
       1994                2,550                 1,411                55.34                    12
       1995                2,533                 1,370                54.09                    12
-------------

* Excluding restructuring charges

       Aircraft fuel expense decreased 3% in fiscal 1995 compared to fiscal 1994, as fuel gallons consumed declined 1% and the average price per fuel gallon decreased 2% to 54.09c., Delta's lowest average price per fuel gallon for any fiscal year since fiscal 1989.

       Changes in jet fuel prices have industry-wide impact and benefit or harm Delta's competitors as well as Delta. Accordingly, lower jet fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

       Delta's jet fuel contracts do not provide material protection against price increases or for assured availability of supplies. The Company purchases most of its jet fuel from petroleum refiners under contracts which establish the price based on various market indices. The Company also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which permit the refiners to set the price and give the Company the right to terminate upon short notice if the price is unacceptable.

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

       The Omnibus Budget Reconciliation Act of 1993 imposes a 4.3c. per gallon tax on commercial aviation jet fuel purchased for use in domestic operations, effective October 1, 1995. Based on Delta's fiscal 1996 expected domestic fuel requirement of 1.9 billion gallons, the new fuel tax, when effective, is expected to increase Delta's operating expenses by approximately $80 million annually. Delta and other United States airlines are actively lobbying for a repeal of this tax. The outcome of these efforts cannot presently be determined.

Leadership 7.5

       On April 28, 1994, Delta announced "Leadership 7.5," a three-year plan with the goal of reducing the Company's annual operating expenses by approximately $2 billion by the end of the June 1997 quarter. Delta also established operating cost per available seat mile ("unit cost") goals of 8.6c. by the June 1995 quarter, 8.0c. by the June 1996 quarter and 7.5c. by the June 1997 quarter. These unit cost goals reflect the phase-in of the approximately $2 billion in targeted cost savings, exclude restructuring and other nonrecurring charges, and assume other costs and operating capacity remain at calendar 1993 levels. To the extent that other costs increase, Delta will seek additional cost reductions to achieve its goals.

       Industry events during fiscal 1995 validated Delta's determination that cost reductions are essential to compete in today's highly competitive airline industry. Low-cost, low-fare carriers increased their presence in domestic markets, resulting in continued reductions in Delta's domestic passenger mile yield and flat or declining domestic unit revenue. At the end of fiscal

1995, approximately 60% of Delta's domestic origin and destination revenue passenger miles were in markets also served by low-cost, low-fare carriers, up from 57% at the end of fiscal 1994 and 32% at the end of fiscal 1993. The airline industry has experienced a permanent shift in the preferences of its customers, with more business and leisure passengers citing ticket prices as the most important factor in their purchase decisions.

       Leadership 7.5 initiatives made a significant contribution to Delta's operating profit in fiscal 1995. The Company achieved its first Leadership 7.5 unit cost target, recording a unit cost of 8.39c. for the June 1995 quarter.
By the end of fiscal 1995, the implementation of initiatives expected to generate approximately $1.6 billion in annual cost reductions was in process or completed.

       Changes in the Company's collective bargaining agreement with the Air Line Pilots Association ("ALPA"), which represents Delta's 8,100 pilots, are critical to the continued success of Leadership 7.5 and the Company's ability to achieve its future unit cost targets. Delta is seeking $340 million in annual productivity improvements and wage and benefit reductions from ALPA. See "ITEM 1. Business - Personnel" on pages 7-8.

       Delta's cost reduction and unit cost goals under Leadership 7.5 are aggressive, and no assurance can be given that Delta will achieve these goals.

       Additional information regarding Leadership 7.5 is set forth under "Operational Review - Leadership 7.5" on page 6 of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

Personnel

       At June 30, 1995, Delta employed 59,717 full-time equivalent personnel, compared to 69,555 full-time equivalent personnel at June 30, 1994. This 14% reduction in staffing was achieved through voluntary early retirement incentives, leaves of absence, severance programs, the transfer of employees to TransQuest and WORLDSPAN, and furloughs.

       The following table presents certain information concerning Delta's domestic collective bargaining agreements.

                                     Approximate
                                      Number of                                                Contract
                                      Personnel                                               Amendable
         Personnel Group             Represented                   Union                         Date
         ----------------            -----------            --------------------            --------------
              Pilots                    8,100                 Air Line Pilots                   1/1/95
                                                                Association

              Flight                     170                Professional Airline                1/1/95
          Superintendents                                      Flight Control
                                                                Association

       Approximately 3,600 of Delta's personnel are based outside the United States. Delta personnel in certain foreign countries, including most of Delta's personnel in Germany, are represented by labor organizations.

       Delta's relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, the collective bargaining agreements between Delta and labor unions do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations and, if no agreement is reached, either party may request the National Mediation Board ("NMB") to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and proffer binding arbitration. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the union may strike and the airline may resort to "self-help," including the imposition of its proposed changes to the collective bargaining agreement and the hiring of replacement workers.

       Delta's collective bargaining agreements with ALPA and the Professional Airline Flight Control Association ("PAFCA") became amendable on January 1, 1995, and formal negotiations with ALPA and PAFCA began in November 1994. As part of its Leadership 7.5 program, the Company is seeking $340 million in annual productivity improvements and wage and benefit reductions from ALPA. On May 8, 1995, the NMB, at the Company's request, appointed federal mediators to participate in the collective bargaining negotiations between Delta and ALPA.

       Delta and PAFCA reached agreement on a new collective bargaining contract, subject to ratification by the flight superintendents employed by the Company. On September 8, 1995, however, the flight superintendents rejected the proposed contract. Delta and PAFCA intend to continue negotiations on a new agreement.

       The outcome of Delta's negotiations with ALPA and PAFCA cannot presently be determined.

Environmental Matters

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

       On December 31, 1994, Delta operated 364 Stage 3 aircraft, constituting 67% of the Company's fleet, and thus complied with the first phase-out deadline. On June 30, 1995, Delta operated 367 Stage 3 aircraft, constituting 68% of the Company's fleet. Accordingly, Delta anticipates that it will be able to comply with the requirements for December 31, 1996, by operating a fleet comprised of at least 65% Stage 3 aircraft. Delta anticipates it will comply with the later compliance deadlines, although the Company has not yet determined which alternative it will select with respect to such deadlines. Information relating to Delta's agreement to purchase certain aircraft engine hushkits is set forth under "Operational Review - Aircraft Fleet" on page 9 of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

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

      The European Union has adopted a uniform policy requiring member states to phase-out Stage 2 aircraft. Under the policy provisions, the phase-out of Stage 2 aircraft began on April 1, 1995, and will extend for seven years. Each Stage 2 aircraft will be assured a 25 year operating life, but not extending beyond April 1, 2002. Delta anticipates it will be able to comply with this Stage 2 aircraft phase-out program, which will apply at all airports in the member states. Other local European airport regulations which penalize or restrict operations by Stage 2 aircraft have not in the past had an adverse effect on Delta's operations. Delta's operations could be adversely impacted, however, if such regulations become more restrictive or widespread.

       The United States Environmental Protection Agency (the "EPA") is authorized to regulate aircraft emissions. The engines on Delta's aircraft comply with the applicable EPA standards.

         Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to the following federal Superfund Sites: the Operating Industries, Inc. Site in Monterey Park, California; the Peak Oil Site in Tampa, Florida; and the Petroleum Products Corporation Site in Pembroke Park, Florida. In addition, Delta is a third party defendant in United States of America v. J.B. Stringfellow, Jr., a lawsuit involving the cleanup of the Stringfellow Superfund Site in Los Angeles, California. Delta's alleged volumetric contribution to these sites is limited. Delta is also the subject of an administrative enforcement action brought by the Georgia Environmental Protection Division (the "Georgia EPD") concerning alleged violations of certain air permitting regulations and other provisions of the Clean Air Act and the Georgia air quality rules at Delta's aircraft maintenance facility at Hartsfield Atlanta International Airport. Delta has executed a consent order with the Georgia EPD, which includes a monetary penalty of $310,000 (which may be reduced by $100,000 under certain circumstances), and an additional, not yet determined, monetary penalty covering certain emissions. Delta is currently aware of soil and/or ground water contamination present on its leaseholds at several domestic airports; the Company has a program in place to investigate and, if appropriate, remediate these sites. Management presently believes that the resolution of these matters is not likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Frequent Flyer Program

       Delta, like other major airlines, has established a frequent flyer program offering incentives to maximize travel on Delta. This program allows participants to accrue mileage for award travel while flying on Delta, the Delta Connection carriers and participating airlines. Mileage credit may also be accrued for the use of certain services offered by program partners such as hotels, car rental agencies and credit card companies. Delta reserves the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

       Effective May 1, 1995, Delta modified its frequent flyer program in certain respects. The changes included reducing the threshold for a free travel award; making free travel awards more readily transferable; providing that miles earned expire in certain circumstances; and reducing minimum mileage credit.

       Mileage credits earned can be redeemed for free or upgraded travel, for membership in Delta's Crown Room Club and for other program partner awards. Travel awards are subject to certain transfer restrictions and, in most cases, blackout dates and capacity controlled seating. Miles earned prior to May 1, 1995 do not expire so long as Delta has a frequent flyer program. Miles earned on or after May 1, 1995 are valid for 36 months from the month of the participant's last qualifying Delta or Delta Connection flight; every time a participant completes a qualifying Delta or Delta Connection flight, his mileage balance is extended for another 36 months.

       As of June 30, 1993, a participant in the frequent flyer program became eligible for a free travel award after accruing 30,000 miles. Effective May 1, 1995, Delta modified the program by reducing the number of miles required to become eligible for a free travel award to 25,000. Delta estimates the potential number of roundtrip flight awards outstanding to be 5.0 million at June 30, 1993, 7.9 million at June 30, 1994 and 8.8 million at June 30, 1995 (based on program accounts with balances in excess of 30,000 miles, 25,000 miles and 25,000 miles, respectively). Of these earned awards, Delta expects up to approximately 3.3 million, 5.1 million and 5.7 million, respectively, to be redeemed. The difference between the roundtrip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; (2) be redeemed for something other than a free trip; or (3) be redeemed on another carrier participating in the program. Accounts with balances in excess of 30,000 miles represented 52% of the total mileage balance of all participants at June 30, 1993. Accounts with balances in excess of 25,000 miles represented 61% and 69%, respectively, of the total mileage balance of all participants at June 30, 1994 and 1995.

       Delta accounts for its frequent flyer program obligations by recording the estimated incremental cost associated with the potential flight awards as a liability and passenger service expense. Delta monitors changes in the potential free travel awards under the program, and the liability and appropriate expense account balances are adjusted as necessary. The estimated incremental cost associated with a potential flight award does not include any contribution to overhead or profit. Such incremental cost is based on Delta's system average cost per passenger for fuel; food and food supplies; passenger insurance, injuries, losses and damages; interrupted trips and oversales; porter service; ticket forms; bag tags; boarding forms; in-flight entertainment; and customs. The trip length is determined by calculating the average trip length to the various award destinations weighted by the historical number of redemptions for each destination. Delta does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. Delta believes this exclusion is immaterial and appropriate because the large majority of these participants are not expected to earn a free flight award. Delta does not account for the redemption of non-travel awards since the cost of these awards to Delta is negligible. At June 30, 1993, 1994 and 1995, the accrued liability was $69 million, $95 million and $101 million, respectively.

       Frequent flyer program participants flew 4.5 million, 5.7 million and
5.8 million free round-trips in fiscal years 1993, 1994 and 1995, respectively. These round-trips accounted for approximately 6%, 7% and 8% of the total passenger miles flown for the respective periods. Delta believes that the low percentage of free passenger miles, its load factor and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

Transactions with Pan Am Corporation

       Asset Purchase Agreement. Pursuant to an asset purchase agreement dated July 27, 1991, as amended (the "Asset Purchase Agreement"), with Pan Am Corporation and certain of its subsidiaries, debtors-in-possession under Chapter 11 of the Bankruptcy Code ("Pan Am"), Delta, in 1991, purchased certain assets relating to Pan Am's Boston-New York-Washington, D. C. Shuttle, and route authorities to Europe, Asia and Africa. The purchased assets included
(1) substantially all of Pan Am's then-existing transatlantic route authorities and related beyond rights; (2) certain take-off and landing authorizations and slots; (3) equity interests in certain aircraft, aircraft spare engines and spare parts; and (4) leasehold interests in certain airport facilities.

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

       Participation in Plan of Reorganization. Pursuant to a letter dated August 11, 1991, as amended on October 22, 1991, among Delta, Pan Am and the Official Committee of Unsecured Creditors of Pan Am (the "Creditors Committee"), Delta agreed, subject to certain terms and conditions, to participate in a plan of reorganization for Pan Am, to provide certain debtor-in-possession financing (the "DIP Loan") to Pan Am prior to the effective date of Pan Am's proposed plan of reorganization and to amend the Asset Purchase Agreement in certain respects.

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

       CRAF. To resolve certain claims against Pan Am by the United States Air Force (the "Air Force") related to Pan Am's participation in the Civil Reserve Air Fleet Enhancement Program (the "CRAF Program"), Delta entered into an agreement in principle dated October 17, 1991, with the Air Force. Under the agreement in principle, Delta committed to the CRAF Program, for five years, aircraft having a certain point value under the CRAF Program. This commitment is currently being met by Delta's agreeing to make available 26 of its international-range aircraft for use by the military under certain stages of readiness related to national emergencies.

       Litigation Relating to Delta's Participation in Pan Am's Plan of Reorganization. On March 6, 1992, Pan Am, the Creditors Committee and the Ad Hoc Committee of Administrative and Priority Creditors of Pan Am filed a consolidated amended complaint (the "Complaint") against Delta relating to Delta's participation in Pan Am's proposed plan of reorganization. The Complaint alleged, among other things, that Delta breached its contractual obligations and promises to participate in the plan of reorganization; violated its duty of good faith and fair dealing; breached its fiduciary duties to Pan Am and its creditors; and acted in bad faith. The United States District Court for the Southern District of New York ("District Court") conducted a trial between May 4, 1994 and June 10, 1994 on liability issues. In an opinion and order dated December 22, 1994, the District Court (1) ruled that Delta had no liability in this lawsuit; (2) ordered Pan Am to repay to Delta the DIP Loan; and (3) held that the Creditors Committee had no liability to Delta under Delta's counterclaims. No party appealed the District Court's decision, and the time period for filing an appeal expired on February 6, 1995.

       Certain other legal actions relating to Delta's participation in Pan Am's proposed plan of reorganization are still pending including, among others, the following actions.

      On March 12, 1992, a purported class action complaint was filed against Delta in the District Court by former Pan Am employees who allege, among other things, that they were intended third-party beneficiaries of Delta's agreement with Pan Am to participate in Pan Am's proposed plan of reorganization. The former employees, who have requested and are entitled to a jury trial, make allegations and claims similar to those asserted in the Complaint described above. In their complaint, the former employees seek damages of at least $1.1 billion for loss of employment, loss of continued wages and benefits with a reorganized Pan Am and out-of-pocket losses; costs and attorneys' fees; and other unspecified relief. On July 8, 1992, Delta filed its answer denying liability in this lawsuit and asserting various affirmative defenses. Additionally, Delta filed a third party complaint against the Creditors Committee, its individual members and Pan Am alleging that these parties are liable to Delta for any amounts that plaintiffs in this lawsuit may recover from Delta. Pan Am filed an answer denying liability to Delta; the Creditors Committee and its members filed a motion to dismiss Delta's third party complaint. On December 4, 1992, the District Court dismissed Delta's third party complaint against the Creditors Committee and its members, but granted Delta permission to replead its claims. On January 25,

1993, Delta filed an amended third party complaint against the Creditors Committee and its members, who filed a motion to dismiss Delta's amended claims. The District Court (1) denied plaintiffs' motion for class action certification on March 10, 1993 and reaffirmed this order on August 6, 1993; and (2) denied the motion by the Creditors Committee and its members to dismiss Delta's amended third party complaint on August 18, 1993. On September 24, 1993, the Creditors Committee and its members answered Delta's amended third party complaint, denying liability to Delta and asserting various affirmative defenses. On December 14, 1993, the District Court denied plaintiffs' motion requesting the District Court to reconsider its order denying plaintiffs' motion for class action certification or, alternatively, to permit an immediate appeal of that order. On February 28, 1994, Delta filed a motion for summary judgment on all of plaintiffs' claims in this lawsuit; the plaintiffs are opposing this motion. Also on February 28, 1994, the Creditors Committee and its members filed motions for summary judgment on Delta's third party claims for indemnification and contribution in this lawsuit; Delta is opposing these motions. On April 28, 1995, Delta filed a supplementary memorandum in support of its motion for summary judgment on all of plaintiffs' claims; the plaintiffs continue to oppose this motion, which is pending before the District Court. On or about September 15, 1995, Delta and the plaintiffs agreed to settle this lawsuit subject to the completion of definitive settlement documents and approval of the settlement by the District Court.

      On September 10, 1992, a lawsuit was filed against Delta in the District Court by approximately 120 former Pan Am pilots who make allegations and claims similar to those asserted in the purported class action complaint by former Pan Am employees described in the preceding paragraph. In their complaint, the plaintiffs, who have requested and are entitled to a jury trial, seek unspecified damages for lost wages and benefits and out-of-pocket losses; costs and attorneys' fees; and other unspecified relief. On January 8, 1993, Delta filed its answer denying liability in this lawsuit and asserting various affirmative defenses. Additionally, Delta filed a third party complaint against the Creditors Committee and its individual members alleging that these parties are liable to Delta for any amounts that plaintiffs in this lawsuit may recover from Delta. The Creditors Committee and its members filed a motion to dismiss Delta's third party complaint. On August 18, 1993, the District Court denied this motion. On September 24, 1993, the Creditors Committee and its members answered Delta's third party complaint, denying liability to Delta and asserting various affirmative defenses. On February 28, 1994, Delta filed a motion for summary judgment on all of plaintiffs' claims in this lawsuit; the plaintiffs are opposing this motion. Also on February 28, 1994, the Creditors Committee and its members filed motions for summary judgment on Delta's third party claims for indemnification and contribution in this lawsuit; Delta is opposing these motions. On April 28, 1995, Delta filed a supplementary memorandum in support of its motion for summary judgment on all of plaintiffs' claims; the plaintiffs continue to oppose this motion, which is pending before the District Court. On or about September 15, 1995, Delta and the plaintiffs (except one plaintiff who cannot be located) agreed to settle this lawsuit subject to the completion of definitive settlement documents and approval of the settlement by the District Court.

       A purported class action complaint was commenced against Delta in the Supreme Court of the State of New York, County of New York, on behalf of participants of Pan Am's WorldPass Frequent Flyer Program ("WorldPass") who elected to obtain Pan Am WorldPass travel certificates rather than to transfer their accumulated miles into Delta's frequent flyer program.

The WorldPass participants were seeking unspecified damages, costs and attorneys' fees, and other unspecified relief. Delta removed this action to the Bankruptcy Court. On April 6, 1992, Delta filed its answer denying liability in this lawsuit and asserting various affirmative defenses. On July 5, 1995, the plaintiff and Delta filed with the Bankruptcy Court a joint application for the voluntary dismissal of this lawsuit with prejudice as to the plaintiff and without prejudice as to all other putative class members. The Bankruptcy Court approved the joint application on September 21, 1995.

ITEM 2.          PROPERTIES

Flight Equipment

       Information relating to Delta's aircraft fleet is set forth under "Operational Review - Aircraft Fleet" on pages 9-10, and in Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 32-33, of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

Ground Facilities

       Delta leases most of the land and buildings that it occupies. The Company's largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of its principal offices are located at or near Hartsfield Atlanta International Airport in Atlanta, Georgia, on land leased from the City of Atlanta under long-term leases. Delta owns a portion of its principal offices, its Atlanta reservations center and other improved and unimproved real property in Atlanta, as well as a limited number of radio transmitting and receiving sites and certain other facilities.

       Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of from less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports, generally under long-term leases which cover the cost of providing, operating and maintaining such facilities. In addition, Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Notes 4 and 8 of the Notes to Consolidated Financial Statements on pages 29 and 32-33 of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

       In recent years, some airports have increased or sought to increase the rates charged to airlines to levels that, in the airlines' opinion, are unreasonable. The extent to which such charges are limited by statute or regulation and the ability of airlines to contest such charges has been subject to litigation and to administrative proceedings before the DOT. If the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports to airlines may increase substantially.

ITEM 3.          LEGAL PROCEEDINGS

       In January 1987, the Association of Flight Attendants ("AFA"), the collective bargaining agent for the flight attendants at Western Air Lines, Inc. ("Western") prior to the merger of Western into Delta on April 1, 1987 (the "Merger"), filed suit against Western in the United States District Court for the District of Columbia. The AFA suit sought to compel Western to arbitrate a grievance alleging that Western breached the AFA-Western collective bargaining agreement by not requiring Delta (1) to be bound by that agreement; and (2) to recognize the AFA as representing the former Western flight attendants after the Merger. The District Court dismissed the action on the grounds that the grievance raised representation matters which under the Railway Labor Act are within the exclusive jurisdiction of the National Mediation Board (which subsequently ruled that the representation certification of the AFA at Western terminated on April 1, 1987). The AFA appealed to the United States Court of Appeals for the District of Columbia, which reversed the District Court's dismissal of the AFA's action to compel arbitration, ruling
(1) that the AFA's claim based on any right of continued representation is moot; (2) that the AFA's claim for damages is not moot; and (3) that an arbitrator has authority under the Railway Labor Act to adjudicate the AFA's grievance to the extent it seeks damages for Western's alleged breach of the collective bargaining agreement. Delta then filed a petition for certiorari in the United States Supreme Court which, on April 2, 1990, refused to review the Court of Appeals' decision. As a result, arbitration of the AFA's grievance will proceed and, if the AFA's claim is upheld, damages could be assessed against Delta. Delta has a number of defenses which it considers to be valid, and will vigorously assert these defenses in the arbitration.

       On May 16, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately 1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines. Plaintiffs are seeking injunctive relief, unspecified compensatory and punitive damages, costs and attorneys' fees, and such other relief as the District Court deems appropriate. On July 18, 1994, Delta filed its answer denying liability under the complaint and asserting various affirmative defenses. On November 4, 1994, the District Court (1) denied the plaintiffs' motion for class action certification; and (2) granted Delta's motion to dismiss plaintiffs' claims concerning Delta's pass policy for lack of subject matter jurisdiction. On January 11, 1995, the District Court denied plaintiffs' motion requesting the District Court to reconsider its November 4, 1994 decision, but granted plaintiffs' motion to permit an immediate appeal of that order. The plaintiffs then filed a petition to appeal with the

United States Court of Appeals for the Eleventh Circuit which, on March 8, 1995, agreed to hear plaintiffs' appeal of the District Court's November 4, 1994 decision. Delta intends to defend this matter vigorously.

       On February 10, 1995, Delta changed its domestic travel agency commission program by introducing a maximum commission payment of $50 for any round trip domestic airline ticket with a base fare in excess of $500, and $25 for any one-way domestic airline ticket with a base fare in excess of $250.
The maximum commission applies to all tickets issued by United States and Canada-based travel agencies for travel on Delta flights within and between the Continental United States, Alaska, Hawaii, Puerto Rico and the United States Virgin Islands. Most of the major United States airlines subsequently adopted similar commission cap programs.

       Travel agents and a travel agency trade association have filed more than 30 class action antitrust lawsuits in various federal district courts against airlines, including Delta, that implemented new travel agent commission cap programs. The plaintiffs, who are seeking unspecified treble damages under the antitrust laws and an injunction to prevent the airlines from maintaining the new commission cap programs, allege that the defendants conspired to reduce the commissions paid to travel agents in violation of the Sherman Act. On June 1, 1995, the Judicial Panel on Multidistrict Litigation consolidated these cases for pretrial proceedings before the United States District Court in Minneapolis, which has certified a plaintiff class consisting of all travel agents in the United States who sold airline tickets subject to the commission cap on American, Continental, Delta, Northwest, TWA, United or USAir. On August 18, 1995, the District Court approved a settlement agreement between TWA and the plaintiffs under which TWA represented it had terminated its commission cap program and agreed, among other things, to pay the commissions it would have paid between specified dates had its commission cap program not been in place. On August 23, 1995, the District Court denied the plaintiffs' motion for a preliminary injunction, as well as the motions for summary judgment filed by the airline defendants (except TWA). On September 12, 1995, the airlines (except TWA) filed a motion with the District Court to permit an immediate appeal of the District Court's ruling denying the airlines' motions for summary judgment; the District Court has not yet ruled on this motion. Delta believes the allegations against it are without merit, and it intends to defend these matters vigorously.

       Delta is also a defendant in certain other legal actions relating to alleged employment discrimination practices, other matters concerning past and present employees, environmental issues and other matters concerning Delta's business. Although the ultimate outcome of these matters, the matters discussed above in this Item 3, and the litigation relating to Delta's participation in Pan Am's proposed plan of reorganization (see "ITEM 1. Business-Transactions with Pan Am Corporation" on pages 11-14 of this Form 10-K) cannot be predicted with certainty and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity.

       For a discussion of certain environmental matters, see "ITEM 1. Business - Environmental Matters" on pages 8-9 of this Form 10-K. For a discussion of the settlement of certain antitrust litigation, see "Financial Review - Future Outlook - Antitrust Settlement" on page 17 of Delta's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

       Several United States carriers, including Delta, have received civil investigative demands from the United States Department of Justice related to an antitrust investigation of incentives paid by airlines to travel agents in excess of base commission payments. In response to the civil investigative demands, Delta has produced documents relating to its travel agent programs. Delta believes that its travel agent programs are legal and that it has not violated the antitrust laws.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain information concerning Delta's executive officers follows. All positions shown are with Delta. There are no family relationships between any of Delta's executive officers.

Ronald W. Allen                         Mr. Allen has been Chairman of the
                                        Board and Chief Executive Officer since
                                        August 1, 1987.  On March 1, 1993, Mr.
                                        Allen was elected to the additional
                                        office of President, a position he also
                                        held from August 9, 1990 through April
                                        30, 1991.  He was President and Chief
                                        Operating Officer from November 1983
                                        through July 1987.  Age 53.

H. C. Alger                             Executive Vice President - Operations,
                                        March 1993 to date; Senior Vice
                                        President - Operations, February 1992
                                        through February 1993; Vice President -
                                        Flight Operations, August 1987 through
                                        January 1992.  Age 57.

Robert W. Coggin                        Executive Vice President - Marketing,
                                        September 13, 1995 to date; Senior Vice
                                        President - Marketing, August 1992
                                        through September 12, 1995;  Senior
                                        Vice President - Marketing Development
                                        and Planning, February 1992 through
                                        July 1992; Vice President - Marketing
                                        Development and Planning, November 1991
                                        through January 1992; Vice President -
                                        Marketing Development, November 1988
                                        through October 1991.  Age 59.

Maurice W. Worth                        Executive Vice President - Customer
                                        Service, September 13, 1995 to date;
                                        Senior Vice President - Personnel, May
                                        1991 through September 12, 1995; Vice
                                        President - Personnel, November 1989
                                        through April 1991.  Age 55.

W. Martin Braham                        Senior Vice President - Airport
                                        Customer Service, March 1993 to date;
                                        Vice President - Airport Customer
                                        Service, August 1992 through February
                                        1993; Assistant Vice President -
                                        International Airport Customer Service,
                                        February 1992 through July 1992;
                                        Assistant Vice President - Stations,
                                        August 1991 through January 1992;
                                        Director - Stations, August 1989
                                        through July 1991.  Age 50.

Robert S. Harkey                        Senior Vice President - General Counsel
                                        and Secretary, November 1994 to date;
                                        Senior Vice President - General
                                        Counsel, November 1990 through October
                                        1994; Vice President - General Counsel,
                                        November 1988 through October 1990.
                                        Age 54.

Russell H. Heil                         Senior Vice President - Technical
                                        Operations, February 1992 to date;
                                        Executive Vice President - Technical
                                        Operations, May 1991 through January
                                        1992; Executive Vice President -
                                        Operations and Personnel, August 16,
                                        1990 through April 1991; Senior Vice
                                        President - Personnel, November 1984
                                        through August 15, 1990. Age 53.

Rex A. McClelland                       Senior Vice President - Corporate
                                        Services, August 1993 to date; Senior
                                        Vice President - Administrative
                                        Services, February 1992 through July
                                        1993; Senior Vice President -
                                        Operations, August 1987 through January
                                        1992.  Age 59.

Thomas J. Roeck, Jr.                    Senior Vice President - Finance and
                                        Chief Financial Officer, June 1988 to
                                        date.  Age 51.


                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

       Information required by this item is set forth under "Common Stock and Depositary Shares Representing Series C Convertible Preferred Stock", "Number of Stockholders" and "Market Prices and Dividends" on page 44 of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.          SELECTED FINANCIAL DATA

       Information required by this item is set forth on pages 42-43 of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information required by this item is set forth under "Operational Review
- Leadership 7.5" on page 6, and under "Financial Review" on pages 10-17, of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information required by this item is set forth on pages 22-39, and in "Report of Independent Public Accountants" on page 40, of Delta's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is set forth on pages 4-7, and under "Other Matters Involving Directors and Executive Officers - Compliance with
Section 16(a) of the Securities Exchange Act of 1934" on page 12, of Delta's Proxy Statement dated September 15, 1995, and is incorporated herein by reference. Certain information regarding executive officers is contained in
Part I of this Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

       Information required by this item is set forth under "General Information - Compensation of Directors" on pages 3-4, and "- Charitable Award Program" on page 4, and on pages 11 and 17-20, of Delta's Proxy Statement dated September 15, 1995, and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

       Information required by this item is set forth on pages 8-10 of Delta's Proxy Statement dated September 15, 1995, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this item is set forth on page 11 of Delta's Proxy Statement dated September 15, 1995, and is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

    (a)(1), (2). The financial statements and schedules required by this item are listed in the Index to Consolidated Financial Statements and Schedules on page 23 of this Form 10-K.

            (3). The exhibits required by this item are listed in the Exhibit Index on pages 28-31 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.8 to 10.14 in the Exhibit Index.

    (b) During the quarter ended June 30, 1995, Delta did not file any Current Reports on Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1995.

                                     DELTA AIR LINES, INC.


                                     By:    /s/ Ronald W. Allen
                                            -----------------------------------
                                            Ronald W. Allen
                                            Chairman of the Board, President
                                            and Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of September, 1995 by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                                         Title
        ---------                                         -----


/s/ Ronald W. Allen                           Chairman of the Board, President
---------------------------------------       and Chief Executive Officer
Ronald W. Allen                               (Principal Executive Officer)



Edwin L. Artzt*                               Director
--------------------------------------
Edwin L. Artzt


Henry A. Biedenharn, III*                     Director
---------------------------------
Henry A. Biedenharn, III


James L. Broadhead*                           Director
----------------------------------
James L. Broadhead


Edward H. Budd*                               Director
-----------------------------------
Edward H. Budd

        Signature                                         Title
        ---------                                         -----

George D. Busbee*                             Director
------------------------------------
George D. Busbee


R. Eugene Cartledge*                          Director
-----------------------------------
R. Eugene Cartledge


Mary Johnston Evans*                          Director
-----------------------------------
Mary Johnston Evans


Gerald Grinstein*                             Director
-----------------------------------
Gerald Grinstein


Jesse Hill, Jr.*                              Director
-----------------------------------
Jesse Hill, Jr.


Peter D. Sutherland*                          Director
-----------------------------------
Peter D. Sutherland


Andrew J. Young*                              Director
-----------------------------------
Andrew J. Young


/s/ Thomas J. Roeck, Jr.                      Senior Vice President-Finance
-----------------------------------           and Chief Financial Officer
Thomas J. Roeck, Jr.                          (Principal Financial Officer
                                              and Principal Accounting Officer)







*By:  /s/ Thomas J. Roeck, Jr.                Attorney-In-Fact
      -----------------------------
         Thomas J. Roeck, Jr.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to
      "Report of Independent Public Accountants" on page 40 of Delta's 1995 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's 1995 Annual Report to Stockholders.

       Consolidated Balance Sheets - June 30, 1995 and 1994

       Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993

       Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

       Consolidated Statements of Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993

       Notes to Consolidated Financial Statements - June 30, 1995, 1994 and 1993

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

SCHEDULES SUPPORTING FINANCIAL STATEMENTS:

   Schedule
    Number
    ------

      II Valuation and Qualifying Accounts for the years ended June 30, 1995, 1994 and 1993


      All other schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Delta Air Lines, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated August 18, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP




Atlanta, Georgia
August 18, 1995

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1995

                             (Amounts in Millions)

            Column A                           Column B              Column C              Column D      Column E


                                                                     Additions
                                                                     ---------
                                                                           Charged to
                                               Balance At     Charged to     Other                       Balance at
                                               Beginning      Costs and    Accounts-      Deductions-      End of
          Description                          of Period       Expenses     describe       describe        Period
          -----------                          ---------      ---------    ----------     -----------    ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET
FROM THE ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts
receivable:                                      $ 50           $21          $  -           $42 (a)        $  29

Allowance for unrealized losses (gains) on
marketable securities:                           $(85)          $ -          $(46) (b)      $ -            $(131)


(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents net unrealized gain resulting from changes in market values.

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1994

                             (Amounts in Millions)

            Column A                           Column B              Column C              Column D      Column E


                                                                     Additions
                                                                     ---------
                                                                           Charged to
                                               Balance At     Charged to     Other                       Balance at
                                               Beginning      Costs and    Accounts-      Deductions-      End of
          Description                          of Period       Expenses     describe       describe        Period
          -----------                          ---------      ---------    ----------     -----------    ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET
FROM THE ASSET TO WHICH IT  APPLIES:

Allowance for uncollectible accounts
receivable:                                      $82            $23          $  -           $55 (a)        $ 50

Allowance for unrealized losses (gains) on
marketable securities:                           $ 1            $ -          $(85) (b)      $ 1            $(85)


(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents net unrealized gain resulting from changes in market values.

                                                                     SCHEDULE II



                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1993

                             (Amounts in Millions)

            Column A                           Column B              Column C              Column D      Column E


                                                                     Additions
                                                                     ---------
                                                                           Charged to
                                               Balance At     Charged to     Other                       Balance at
                                               Beginning      Costs and    Accounts-      Deductions-      End of
          Description                          of Period       Expenses     describe       describe        Period
          -----------                          ---------      ---------    ----------     -----------    ----------
DEDUCTION IN THE BALANCE SHEET
FROM THE ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts
receivable:                                      $67            $27          $ -            $12 (a)        $82

Allowance for unrealized losses on
marketable securities:                           $19            $ -          $ -            $18 (b)        $ 1


(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents reversal of previously recognized losses resulting from changes in market values.

                                 EXHIBIT INDEX


       3.1 Delta's Certificate of Incorporation (Filed as Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

       3.2 Delta's By-Laws (Filed as Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

       4.1 Rights Agreement dated as of October 23, 1986, and Amendment No. 1 thereto dated as of June 19, 1992, between Delta and NationsBank of Georgia, N.A. (Filed as Exhibit 1 to Delta's Current Report on Form 8-K dated November 4, 1986, and Exhibit 4-I to Amendment No. 2 to Delta's Registration Statement on Form S-3 (Registration No. 33-48136)).*

       4.2 Resignation, Transfer and Acceptance Agreement dated November 30, 1992, among NationsBank of Georgia, N.A., First Chicago Trust Company of New York, and Delta (Filed as Exhibit 4-G to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-62048)).*

       4.3 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock, Series B ESOP Convertible Preferred Stock and Series C Convertible Preferred Stock (Filed as part of
Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

       4.4 Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, Trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

       4.5 Agreement dated May 31, 1989, among Delta, The Citizens and Southern National Bank and The Citizens and Southern National Bank of Florida relating to the appointment of a successor trustee under the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank (Filed as Exhibit 4.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

       4.6 Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

       4.7 Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

       4.8 Indenture dated as of June 15, 1993, between Delta and NationsBank of Georgia, N.A., Trustee, relating to Delta's 3.23% Convertible Subordinated Notes due June 15, 2003 (Filed as Exhibit 4.2 to Delta's Current Report on Form 8-K dated June 29, 1993).*

       4.9 Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, Issuer, Delta, Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

       4.10 Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, ESOP Trustee, and Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

       4.11 Letter of Credit dated August 12, 1993, issued by NationsBank of Georgia, N.A., to Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.13 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

       4.12 Amended and Restated Credit Agreement dated as of December 4, 1992, among Delta, Certain Banks and NationsBank of Georgia, N.A., as Agent Bank, as amended by the First Amendment thereto dated as of June 4, 1993 (Filed as Exhibit 4.2 to Delta's Current Report on Form 8-K dated December 8, 1992 and Exhibit 4-I to Amendment No. 2 to Delta's Registration Statement on Form S-3 (Registration No. 33-62048)).*

       Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

       10.1 Purchase Agreement No. 1646 between The Boeing Company and Delta relating to Boeing Model 737-332 aircraft (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June 30, 1990).*

       10.2 Stock Purchase Agreement dated July 10, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated July 24, 1989).*

       10.3 Stock Purchase Agreement dated August 21, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

       10.4 Stock Purchase Agreement dated October 26, 1989, between Singapore Airlines Limited and Delta (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K dated November 2, 1989).*

       10.5 Stock Purchase Agreement dated October 26, 1989, between Delta and Singapore Airlines Limited (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated November 2, 1989).*

       10.6 Sixth Amended and Restated Limited Partnership Agreement of WORLDSPAN, L.P. dated as of April 30, 1993 (Filed as Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

       10.7 Purchase Agreement No. DAC 90-10-D between McDonnell Douglas Corporation and Delta relating to MD-90 aircraft, as amended (Filed as Exhibit
10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994). *

       10.8 Employment Agreement dated July 29, 1987, between Delta and Mr. Ronald W. Allen, as amended by the Amendments thereto dated February 1, 1992, August 15, 1992, and October 28, 1993 (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June 30, 1987, Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992,
Exhibit 10.13 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, and Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993).*

       10.9        Delta's Incentive Compensation Plan, as amended.

       10.10       Delta's 1989 Stock Incentive Plan, as amended (Filed as
Exhibit 10.10 to Delta's Annual Report on Form 10-K for the year ended June 30,
1994).*

       10.11       Delta's Executive Deferred Compensation Plan, as amended.

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

       10.15 Agreement between Delta and The Air Line Pilots in the Service of Delta as Represented by The Air Line Pilots Association, International as supplemented (Filed as Exhibit

10.28 to Delta's Annual Report on Form 10-K for the year ended June 30, 1990 and Exhibit 10.20 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992).*

       11. Statement regarding computation of per share earnings for the years ended June 30, 1993, 1994 and 1995.

       12. Statement regarding computation of ratio of earnings to fixed charges for the years ended June 30, 1991, 1992, 1993, 1994 and 1995.

       13.         Portions of Delta's 1995 Annual Report to Stockholders.

       23.         Consent of Arthur Andersen LLP.

       24.         Powers of Attorney.

       27.         Financial Data Schedule (for SEC use only).



--------------------

*Incorporated herein by reference