Form 10-Q
period 1995-09-30
DELTA AIR LINES INC /DE/
filed 1995-11-14
CIK 27904

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 30, 1995

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

         Number of shares outstanding by each class of common stock, as of October 31, 1995:


        Common Stock, $3.00 par value - 51,156,963 shares outstanding

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                            DELTA AIR LINES, INC.
                   Consolidated Balance Sheets (Unaudited)
                                (In Millions)

                                                September 30      June 30
ASSETS                                              1995            1995
-------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                  $    1,129      $    1,233
    Short-term investments                            503             529
    Accounts and notes receivable, net              1,015             755
    Maintenance and operating supplies                 66              68
    Deferred income taxes                             247             234
    Prepaid expenses and other                        181             195
                                               ----------      ----------
        Total current assets                        3,141           3,014
                                               ----------      ----------

PROPERTY AND EQUIPMENT:
    Flight equipment owned                          9,516           9,288
       Less: Accumulated depreciation               4,288           4,209
                                               ----------      ----------
                                                    5,228           5,079
                                               ----------      ----------

    Flight equipment under capital leases             537             537
       Less: Accumulated amortization                 111              99
                                               ----------      ----------
                                                      426             438
                                               ----------      ----------

    Ground property and equipment                   2,484           2,442
       Less: Accumulated depreciation               1,401           1,354
                                               ----------      ----------
                                                    1,083           1,088
                                               ----------      ----------


    Advance payments for equipment                    290             331
                                               ----------      ----------
                                                    7,027           6,936
                                               ----------      ----------

OTHER ASSETS:

    Deferred income taxes                             422             506
    Marketable equity securities                      399             398
    Postemployment benefits                           300             294
    Cost in excess of net assets acquired, net        272             274
    Non-operating property, net                       148             155
    Investments in associated companies               273             265
    Leasehold and operating rights, net               172             177
    Other                                             135             124
                                               ----------      ----------
                                                    2,121           2,193
                                               ----------      ----------
                                               $   12,289      $   12,143
                                               ==========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                            DELTA AIR LINES, INC.
                   Consolidated Balance Sheets (Unaudited)
                     (In Millions except Share Amounts)

                                                                       September 30      June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                                       1995           1995
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt                              $      150      $      151
    Current obligations under capital leases                                  56              61
    Accounts payable and accrued liabilities                               1,742           1,621
    Air traffic liability                                                  1,153           1,143
    Accrued vacation pay                                                     185             167
    Accrued rent                                                             234             235
    Income taxes payable                                                      55              63
                                                                      ----------      ----------
       Total current liabilities                                           3,575           3,441
                                                                      ----------      ----------
NONCURRENT LIABILITIES:
    Long-term debt                                                         2,624           2,683
    Postretirement benefits                                                1,731           1,714
    Accrued rent                                                             557             556
    Capital leases                                                           424             438
    Other                                                                    267             395
                                                                      ----------      ----------
                                                                           5,603           5,786
                                                                      ----------      ----------
DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                         845             860
    Manufacturers and other credits                                          110             109
                                                                      ----------      ----------
                                                                             955             969
                                                                      ----------      ----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock,
       $1.00 par value, $72.00 stated and liquidation value;
       Issued and outstanding 6,776,220 shares at September 30,
       1995 and 6,876,632 shares at June 30, 1995                            488             489
    Less: Unearned compensation under
       employee stock ownership plan                                         356             369
                                                                      ----------      ----------
                                                                             132             120
                                                                      ----------      ----------
STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock,
        $1.00 par value, $50,000 liquidation preference;
        Issued and outstanding 22,998 shares at September 30, 1995
        and 23,000 shares at June 30, 1995                                     -               -
    Common stock, $3.00 par value; Authorized, 150,000,000 shares;
       Issued 54,825,776 shares at September 30, 1995
       and 54,537,103 shares at June 30, 1995                                164             164
    Additional paid-in capital                                             2,033           2,016
    Net unrealized gain on marketable equity securities                       84              83
    Accumulated deficit                                                       (8)           (184)
    Less: Treasury stock at cost, 3,669,838 shares at
       September 30, 1995, and 3,721,093 shares at June 30, 1995             249             252
                                                                      ----------      ----------
                                                                           2,024           1,827
                                                                      ----------      ----------
                                                                      $   12,289      $   12,143
                                                                      ==========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                            DELTA AIR LINES, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)
                       (In Millions, except Share Data)

                                                              Three Months Ended
                                                                 September 30
                                                           ----------- -----------
                                                               1995       1994
                                                           ----------- -----------
OPERATING REVENUES:
  Passenger                                                $     2,973 $     2,933
  Cargo                                                            129         138
  Other, net                                                        86          86
                                                           ----------- -----------
    Total operating revenues                                     3,188       3,157
                                                           ----------- -----------
OPERATING EXPENSES:
  Salaries and related costs                                     1,037       1,138
  Aircraft fuel                                                    348         362
  Passenger commissions                                            278         322
  Contracted services                                              172         118
  Depreciation and amortization                                    161         164
  Other selling expenses                                           145         150
  Aircraft rent                                                    140         172
  Facilities and other rent                                        113         102
  Aircraft maintenance materials and outside repairs               109         111
  Passenger service                                                104         135
  Landing fees                                                      69          73
  Other                                                            126         156
                                                           ----------- -----------
    Total operating expenses                                     2,802       3,003
                                                           ----------- -----------
OPERATING INCOME                                                   386         154
                                                           ----------- -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                 (75)        (76)
  Interest capitalized                                               7           7
  Interest income                                                   23          22
  Gain on disposition of flight equipment                            1           1
  Miscellaneous, net                                                (5)         13
                                                           ----------- -----------
                                                                   (49)        (33)
                                                           ----------- -----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           337         121

INCOME TAXES PROVIDED, NET                                        (136)        (49)
                                                           ----------- -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                201          72
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                   -         114
                                                           ----------- -----------
NET INCOME                                                         201         186
PREFERRED STOCK DIVIDENDS                                          (22)        (22)
                                                           ----------- -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                $       179 $       164
                                                           =========== ===========
PRIMARY INCOME PER COMMON SHARE:
  Before cumulative effect of accounting change            $      3.47 $      1.00

  Cumulative effect of accounting change                             -        2.25
                                                           ----------- -----------
                                                           $      3.47 $      3.25
                                                           =========== ===========

FULLY DILUTED INCOME PER COMMON SHARE:
  Before cumulative effect of accounting change            $      2.57 $      0.99
  Cumulative effect of accounting change                             -        1.43
                                                           ----------- -----------
                                                           $      2.57 $      2.42
                                                           =========== ===========
WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
  Primary                                                   51,445,077  50,558,882
  Fully Diluted                                             80,513,991  79,680,800

DIVIDENDS PER COMMON SHARE                                 $      0.05 $      0.05
                                                           =========== ===========

The accompanying notes are an integral part of these consolidated statements.

                            DELTA AIR LINES, INC.
                             STATISTICAL SUMMARY
                                 (Unaudited)

                                                               Three Months Ended
                                                                 September 30
                                                            ----------    ----------
                                                               1995          1994
                                                            ----------    ----------
  STATISTICAL SUMMARY:

  Revenue Passengers Enplaned                               22,104,209    23,490,082
  Revenue Passenger Miles (000)                             22,745,151    23,652,376
  Available Seat Miles (000)                                33,368,027    33,563,888
  Passenger Mile Yield                                           13.07 c.      12.40 c.
  Operating Revenue Per Available Seat Mile                       9.55 c.       9.41 c.
  Operating Cost Per Available Seat Mile                          8.40 c.       8.95 c.
  Passenger Load Factor                                          68.16 %       70.47 %
  Breakeven Passenger Load Factor                                59.33 %       66.77 %
  Revenue Ton Miles (000)                                    2,614,611     2,727,032
  Cargo Ton Miles (000)                                        338,762       360,012
  Cargo Ton Mile Yield                                           38.10 c.      38.42 c.
  Fuel Gallons Consumed (000)                                  640,942       659,688
  Average Price Per Fuel Gallon                                  54.32 c.      54.80 c.
  Number of Aircraft in Fleet at End of Period                     542           544
  Full-Time Equivalent Employees at End of Period               58,007        65,133

                            DELTA AIR LINES, INC.
              Consolidated Statements of Cash Flows (Unaudited)
                                (In Millions)

                                                                       Three Months Ended
                                                                          September 30
                                                                    ------------------------
                                                                        1995          1994
                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $      201   $       186
    Adjustments to reconcile net income to cash
        provided by operating activities:
            Cumulative effect of accounting change                           -          (114)
            Depreciation and amortization                                  161           164
            Deferred income taxes                                           70            37
            Amortization of deferred gain on sale and
                leaseback transactions                                     (15)          (14)
            Gain on disposition of flight equipment                         (1)           (1)
            Rental expense less than payments                                -            (7)
            Postemployment benefits expense less than payments             (43)            -
            Pension expense less than payments                             (13)          (18)
            Compensation under ESOP                                         12            12
            Postretirement benefits expense in excess
               of payments                                                  17            20

    Changes in certain assets and liabilities:
            Decrease (increase) in receivables                            (260)            3
            Decrease in other current assets                                16             7
            Increase (decrease) in air traffic liability                    10           (97)
            Increase in accounts payable and accrued
              liabilities                                                  121            42
            Increase in other payables                                      10            22
            Decrease in other noncurrent liabilities                       (38)          (17)
    Other, net                                                             (49)           13
                                                                    ----------   -----------
        Net cash provided by operating activities                          199           238
                                                                    ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                      (191)          (49)
        Ground property and equipment                                      (51)          (37)
    Decrease (increase) in short-term investments, net                      26          (503)
    Proceeds from sale of flight equipment                                   6            68
                                                                    ----------   -----------
        Net cash used in investing activities                             (210)         (521)
                                                                    ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                14             -
    Payments on long-term debt and capital lease obligations               (85)         (215)
    Cash dividends                                                         (22)          (22)
                                                                    ----------   -----------
        Net cash used in financing activities                              (93)         (237)
                                                                    ----------   -----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                        (104)         (520)
Cash and cash equivalents at beginning of period                         1,233         1,302
                                                                    ----------   -----------
Cash and cash equivalents at end of period                          $    1,129   $       782
                                                                    ==========   ===========

The accompanying notes are an integral part of these consolidated statements.

                            DELTA AIR LINES, INC.
                  Notes to Consolidated Financial Statements
                              September 30, 1995
                                 (Unaudited)


 1.    ACCOUNTING AND REPORTING POLICIES:

       The Company's accounting and reporting policies are summarized in Note 1 (page 27) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair statement of results for the interim periods.


 2.    INVESTMENTS IN DEBT AND EQUITY SECURITIES:

       At September 30, 1995, the gross unrealized gain on the Company's investment in Singapore Airlines Limited was $145 million and the gross unrealized loss on the Company's investment in Swissair, Swiss Air Transport Company Ltd. was $12 million. The $84 million net unrealized gain, net of the related $49 million deferred tax provision, on these investments is reflected in stockholders' equity.

       Delta's other investments in available-for-sale securities are recorded as short-term investments in the Company's Consolidated Balance Sheets. The proceeds from sales of these securities during the September 1995 quarter totaled $150 million, which resulted in realized losses, computed on a specific identification basis, of less than $1 million. The amount of net unrealized losses on short-term investments reflected in stockholders' equity at September 30, 1995, was less than $1 million, net of the related tax benefit.


3.     SALE OF RECEIVABLES:

       During fiscal 1995, Delta elected to discontinue selling new receivables under a revolving accounts receivable facility, and the Senior Certificate related to this facility, which was in the principal amount of $229 million at June 30, 1995, was reduced to $0 on August 14, 1995. This transaction was recorded as a reduction of cash from operating activities in the Company's Consolidated Statements of Cash Flows for the three months ended September 30, 1995, and an increase in accounts receivable on the Company's Consolidated Balance Sheets at September 30, 1995. For additional information regarding the sale of receivables, see
       Note 5 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

4.     LONG-TERM DEBT:

       During the September 1995 quarter, the Company voluntarily repurchased and retired $65 million principal amount of its long-term debt. As a result of these transactions, the Company recognized a net pretax loss of $5 million during the quarter ended September 30, 1995; this amount is included in miscellaneous income (expense) in the Company's Consolidated Statements of Operations.

       On September 27, 1995, the Company entered into the 1995 Bank Credit Agreement, an amendment and restatement of the 1992 Bank Credit Agreement, which provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until September 26, 2000. Up to $700 million of this facility may be used for the issuance of letters of credit. The interest rate under this facility is, at the Company's option, the LIBOR rate or the prime rate, in each case plus a margin which is subject to adjustment based on certain changes in the credit ratings of the Company's long-term senior unsecured debt. The Company also has the option to obtain loans through a competitive bid procedure. The 1995 Bank Credit Agreement contains certain negative covenants that restrict the Company's ability to grant liens, incur or guarantee debt, and enter into flight equipment leases. It also provides that if there is a change of control (as defined) of the Company, the banks' obligation to extend credit terminates, any amounts outstanding become immediately due and payable, and the Company will immediately deposit cash collateral with the banks in an amount equal to all outstanding letters of credit.

       At September 30, 1995, no borrowings were outstanding under the 1995 Bank Credit Agreement, but there is currently outstanding a letter of credit in the amount of $470 million to credit enhance the Delta Family-Care Savings Plan's 1990 Series C Guaranteed Serial ESOP Notes. The letter of credit, which is utilizing $470 million of the available commitment under the 1995 Bank Credit Agreement, covers the $290 million outstanding principal amount of the 1990 Series C Guaranteed Serial ESOP Notes, up to $148 million of Make Whole Premium Amount and approximately one year of interest on the 1990 Series C Guaranteed Serial ESOP Notes. For additional information regarding Delta's long-term debt, including the 1990 Series C Guaranteed Serial ESOP Notes, see Note 7 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

       During the three months ended September 30, 1995 and 1994, Delta made cash interest payments, net of interest capitalized, of $43 million and $44 million, respectively.

5.     AIRCRAFT PURCHASE AND SALE COMMITMENTS:

       At September 30, 1995, the Company's aircraft fleet, purchase commitments and options were:

                                         CURRENT FLEET
          AIRCRAFT TYPE        OWNED        LEASED         TOTAL        ORDERS       OPTIONS
          -------------        -----        ------         -----        ------       -------
          A310-300                 -             3             3             -             -
          B-727-200              106            28           134             -             -
          B-737-200                1            53            54             -             -
          B-737-300                -            13            13            52            56
          B-757-200               45            41            86             4            36
          B-767-200               15             -            15             -             -
          B-767-300                2            24            26             -             -
          B-767-300ER              9             7            16             5             9
          L-1011-1                32             -            32             -             -
          L-1011-200               1             -             1             -             -
          L-1011-250               6             -             6             -             -
          L-1011-500              17             -            17             -             -
          MD-11                    4             7            11             4            22
          MD-88                   63            57           120             -            30
          MD-90                    8             -             8            36            50
                                 ---           ---           ---           ---           ---
                                 309           233           542           101           203
                                 ===           ===           ===           ===           ===

      The aircraft orders include 22 B-737-300 aircraft and 13 MD-90 aircraft scheduled for delivery after fiscal 2001 and fiscal 1996 respectively, that are subject to reconfirmation by Delta. The MD-88 aircraft options may be converted to MD-90 aircraft orders, the B-737-300 aircraft orders and options may be converted to B-737-400 or B-737-500 aircraft orders, and the B-767-300ER aircraft options may be converted to B-767-300 aircraft orders, all at Delta's election.

      During the September 1995 quarter, Delta accepted delivery of three MD-90 aircraft, one B-767-300ER aircraft and one B-757-200 aircraft. Additionally, Delta returned six A310-300 aircraft to their lessor.

       Future expenditures for aircraft, engines and engine hushkits on firm order at September 30, 1995, are estimated to be $2.7 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:

                                                                   AMOUNT
                          YEARS ENDING JUNE 30                  (IN MILLIONS)
                          --------------------                  -------------
                   Nine months ending June 30, 1996                 $  330
                   1997                                                940
                   1998                                                720
                   1999                                                320
                   2000                                                190
                   After 2000                                          220
                                                                    ------

                                                      Total         $2,720
                                                                    ======

6.     POSTEMPLOYMENT BENEFITS:

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


7.     CONTINGENCIES:

       The Company is a defendant in certain legal actions relating to alleged employment discrimination practices, antitrust matters, environmental issues and other matters concerning the Company's business. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity.


 8.    STOCKHOLDERS' EQUITY:

       During the September 1995 quarter, the Company issued 284,858 common shares, at an average price of $58.91 per share, under the 1989 Stock Incentive Plan, and 1,325 common shares, at an average price of $74.97 per share, under the Dividend Reinvestment and Stock

       Purchase Plan. The Company also issued 1,274 common shares upon the conversion of 1,675 depositary shares (each of which represents 1/1,000th of a share of Series C Convertible Preferred Stock), and 1,216 common shares upon the conversion of less than $1 million principal amount of the 3.23% Convertible Subordinated Notes due 2003. Additionally, during the September 1995 quarter, the Company transferred from its treasury, at an average cost of $67.75 per share, 75,011 common shares to the Delta Family-Care Savings Plan and 42 common shares under the 1989 Stock Incentive Plan.

       At September 30, 1995, 5,541,375 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,812,642 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 17,489,031 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,147,855 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.


9.     INCOME TAXES:

       Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

       The Company made tax payments in excess of refunds received of $75 million and less than $1 million during the three months ended September 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

During the three months ended September 30, 1995, Delta invested $191 million in flight equipment and $51 million in ground property and equipment; made payments of $85 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $65 million principal amount of long-term debt; and paid $22 million in cash dividends. The principal sources of these funds were $199 million from operations, net of $229 million used to reduce to $0 the Senior Certificate related to the sale of receivables (see Note 3 of Notes to Consolidated Financial Statements); $130 million from cash reserves; $14 million from the issuance of common stock; and $6 million from the sale of flight equipment. Cash and cash equivalents and short-term investments totaled $1.6 billion at September 30, 1995, compared to $1.8 billion at June 30, 1995. The Company may repurchase additional long-term debt from time to time.

As of September 30, 1995, the Company had negative working capital of $434 million, compared to negative working capital of $427 million at June 30, 1995. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financings and proceeds from sale and leaseback transactions. At September 30, 1995, the Company had $780 million of credit available under its 1995 Bank Credit Agreement, subject to compliance with certain conditions. For additional information, see Note 4 of the Notes to Consolidated Financial Statements.

Long-term debt and capital lease obligations, including current maturities, totaled $3.3 billion at September 30, 1995 and June 30, 1995. Stockholders' equity was $2.0 billion at September 30, 1995, compared to $1.8 billion at June 30, 1995. The Company's debt-to-equity position, including current maturities was 62% debt and 38% equity at September 30, 1995, compared to 65% debt and 35% equity at June 30, 1995.

At September 30, 1995, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $470 million under Delta's 1995 Bank Credit Agreement. Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes, see Note 7 (page
30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

At its meeting on October 26, 1995, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable December 1, 1995, to stockholders of record on November 9, 1995.

See Part II, Item 5 of this Form 10-Q for information regarding Delta's collective bargaining negotiations with the Air Line Pilots Association and the Professional Airline Flight Control Association.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994

For the quarter ended September 30, 1995, Delta recorded unaudited net income of $179 million ($3.47 primary and $2.57 fully diluted income per common share after preferred stock dividend requirements) and operating income of $386 million. For the quarter ended September 30, 1994, the Company recorded net income of $164 million ($3.25 primary and $2.42 fully diluted income per common share after preferred stock dividend requirements) and operating income of $154 million. Net income for the September 1994 quarter includes a one-time $114 million after-tax benefit ($2.25 primary and $1.43 fully diluted benefit per common share) related to the adoption, effective July 1, 1994, of SFAS 112, "Employers' Accounting for Postemployment Benefits" (see Note 6 of Notes to Consolidated Financial Statements).

The improvement in operating results for the September 1995 quarter compared to the September 1994 quarter reflects a 7% decrease in operating expenses primarily due to initiatives under the Company's Leadership 7.5 program and a 1% increase in operating revenues.

Operating revenues in the September 1995 quarter totaled $3.19 billion, an increase of 1% from $3.16 billion in the September 1994 quarter. Passenger revenue increased 1% to $2.97 billion, as a 5% passenger mile yield improvement more than offset a 4% decline in revenue passenger miles. The increase in the passenger mile yield and reduction in passenger traffic are primarily due to higher average fare levels in domestic and certain international markets, an increase in full-fare traffic in certain international markets, and a 6% reduction in transatlantic operating capacity.

Cargo revenue decreased 6% to $129 million, as cargo ton miles declined 6% and the ton mile yield fell less than 1%. The decrease in the cargo ton miles is due to lower cargo bin capacity related to the retirement of certain aircraft and reduced operating capacity of other aircraft. The ton mile yield decline is primarily the result of lower average domestic freight rates and a decrease in international mail contract rates. All other revenue was unchanged at $86 million.

Operating expenses for the September 1995 quarter totaled $2.80 billion, down 7% from the September 1994 quarter. Operating capacity decreased less than 1% to 33.37 billion available seat miles, and operating cost per available seat mile declined 6% to 8.40 cents. Salaries and related costs decreased 9%, due to an 11% reduction in full-time equivalent employees and lower employee benefit costs. The decrease in employees was primarily due to workforce reductions under the Company's Leadership 7.5 program. Aircraft fuel expense declined 4%, as fuel gallons consumed decreased 3% and the average price per fuel gallon declined 1% to 54.32 cents, Delta's lowest average fuel price per gallon in a September quarter since 1988. Passenger commissions declined 14%, mainly due to the implementation of a maximum commission payment on domestic tickets and reductions in commission rates for certain international fares. Contracted services expense rose 46%, the result of increased outsourcing of information technologies services and certain airport functions. Aircraft rent expense decreased 19% due to the return of certain aircraft to lessors and the extension of leases on 40 B-737-200 aircraft in the June 1995 quarter which, for accounting purposes, resulted in these leases being reclassified from operating leases to capital leases. Depreciation and amortization expense decreased 2%, the result of the transfer of certain ground equipment to associated companies and certain international routes becoming fully amortized, partially offset by increased aircraft depreciation and amortization due to the extension and reclassification of the B-737-200 aircraft leases discussed above. Other selling expenses decreased 3%, primarily due to lower advertising and promotion expense, partially offset by increased credit card service charges. Facilities and other rent increased 11%, primarily due to expanded passenger terminal facilities in certain locations. Aircraft maintenance materials and outside repairs expense declined 2%, mainly due to certain credits received and the retirement of certain engines, offset by increased engine and airframe maintenance activity. Passenger service expense decreased 23%, the result of ongoing cost control programs. Landing fees decreased 5%, mainly reflecting rate adjustments at certain airports. All other operating expenses decreased 19%, primarily reflecting lower professional and technical fees and increased revenues from services provided to outside parties during the September 1995 quarter.

Nonoperating expense in the September 1995 quarter totaled $49 million, compared to nonoperating expense of $33 million in the September 1994 quarter. Interest expense decreased 1% to $75 million, due to a lower average level of long-term debt, partly offset by an increase in interest expense related to the extension and reclassification of the B-737-200 aircraft leases previously discussed. Interest income increased 5% to $23 million, primarily due to a higher level of short-term investments. Miscellaneous expense increased $18 million in the September 1995 quarter, due to foreign exchange losses and costs associated with the voluntary repurchase and retirement of long-term debt, partially offset by equity income from associated companies.

Pretax income of $337 million for the September 1995 quarter resulted in an income tax provision of $136 million. After a $22 million provision for preferred stock dividends, net income available to common stockholders was $179 million.

                             ARTHUR ANDERSEN LLP
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of September 30, 1995, and the related consolidated statements of operations and cash flows for the three month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Delta Air Lines, Inc. and Subsidiaries as of June 30, 1995 (not presented herein), and in our report dated August 18, 1995, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Arthur Andersen LLP


Atlanta, Georgia
November 10, 1995

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Litigation Relating to Delta's Participation in Pan Am's Plan of Reorganization

As reported on pages 12-13 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (1995 Form 10-K), there were pending in the United States District Court for the Southern District of New York two separate lawsuits filed against Delta by former Pan Am employees who alleged, among other things, that they were intended third party beneficiaries of Delta's agreement with Pan Am to participate in Pan Am's proposed plan of reorganization. In October 1995, Delta, the plaintiffs and the third party defendants entered into a stipulation of settlement and dismissal with respect to each of these lawsuits. As a result, these actions were dismissed.


Travel Agency Commission Antitrust Litigation

As reported on page 16 of the 1995 Form 10-K, travel agents and a travel agency trade association have filed more than 30 class action antitrust lawsuits in various federal district courts against various airlines, including Delta, that implemented new travel agent commission cap programs. These cases have been consolidated for pretrial proceedings before the United States District Court in Minneapolis which, on September 27, 1995, denied a motion by the airline defendants to permit an immediate appeal of the District Court's ruling denying the airlines' motions for summary judgment. The jury trial of these actions has not yet been scheduled.

Item 4.  Submission of Matters to a Vote of Security Holders


At Delta's Annual Meeting of Stockholders held on October 26, 1995, the holders of Delta's Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1. Elected the persons named below to Delta's Board of Directors by the following vote:

                                                         FOR             WITHHELD
                                                         ---             --------
                  Ronald W. Allen                    49,523,052           3,261,402
                  Edwin L. Artzt                     50,910,338           1,874,116
                  Henry A. Biedenharn, III           50,922,082           1,862,372
                  James L. Broadhead                 50,831,114           1,953,340
                  Edward H. Budd                     50,928,257           1,856,197
                  George D. Busbee                   50,796,028           1,988,426
                  R. Eugene Cartledge                50,882,962           1,901,492
                  Mary Johnston Evans                50,867,429           1,917,025
                  Gerald Grinstein                   50,824,164           1,960,290
                  Jesse Hill, Jr.                    50,883,356           1,901,098
                  Peter D. Sutherland                50,888,953           1,895,501
                  Andrew J. Young                    50,482,182           2,302,272

       There were no broker non-votes on this matter.


2. Ratified the appointment of Arthur Andersen LLP as independent auditors of Delta for fiscal year 1996 by a vote of 51,796,271 FOR; 789,333 AGAINST; and 198,850 ABSTENTIONS. There were no broker non-votes on this matter.

3. Approved the Delta Air Lines, Inc. Non-employee Directors' Stock Plan by a vote of 49,411,512 FOR; 2,955,512 AGAINST; and 417,430 ABSTENTIONS. There were no broker non-votes on this matter.

4. Defeated a stockholder proposal relating to political activities by the Company by a vote of 2,173,686 FOR; 44,624,004 AGAINST; and 2,392,131 ABSTENTIONS. There were 3,594,633 broker non-votes on this matter.

5. Defeated a stockholder proposal relating to Company employment matters by a vote of 2,196,630 FOR; 43,509,764 AGAINST; and 3,483,426
       ABSTENTIONS.  There were 3,594,634 broker non-votes on this matter.

Item 5. Other Information

Personnel

Delta's collective bargaining agreements with the Air Line Pilots Association ("ALPA") and the Professional Airline Flight Control Association ("PAFCA") became amendable on January 1, 1995, and formal negotiations with ALPA and PAFCA began in November 1994. ALPA and PAFCA represent approximately 8,100 pilots and 170 flight superintendents, respectively. The outcome of Delta's negotiations with ALPA and PAFCA cannot presently be determined. For additional information regarding these negotiations, see pages 7-8 of the 1995 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      4. Second Amended and Restated Credit Agreement dated as of September 27, 1995 by and among Delta, Certain Banks and NationsBank of Georgia, National Association, as Agent Bank.

     11.    Statement regarding computation of per share earnings.

     12. Statement regarding computation of ratio of earnings to fixed charges.

     15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

     27.    Financial Data Schedule. (for SEC use only)

(b)  Reports on Form 8-K:

            During the quarter ended September 30, 1995, Delta did not file any Current Reports on Form 8-K.

                                  SIGNATURE



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




November 14, 1995
-----------------
     (Date)