Form 10-Q
period 1995-12-31
DELTA AIR LINES INC /DE/
filed 1996-02-14
CIK 27904

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1995

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

          Number of shares outstanding by each class of common stock, as of January 31, 1996:


         Common Stock, $3.00 par value - 51,177,582 shares outstanding

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                             DELTA AIR LINES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                                December 31     June 30
ASSETS                                             1995           1995
------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                   $   881          $ 1,233
    Short-term investments                          503              529
    Accounts and notes receivable, net              845              755
    Maintenance and operating supplies               67               68
    Deferred income taxes                           246              234
    Prepaid expenses and other                      205              195
                                                -------          -------
        Total current assets                      2,747            3,014
                                                -------          -------

PROPERTY AND EQUIPMENT:
    Flight equipment owned                        9,651            9,288
       Less:  Accumulated depreciation            4,363            4,209
                                                -------          -------
                                                  5,288            5,079
                                                -------          -------

    Flight equipment under capital leases           537              537
       Less:  Accumulated amortization              124               99
                                                -------          -------
                                                    413              438
                                                -------          -------

    Ground property and equipment                 2,538            2,442
       Less:  Accumulated depreciation            1,445            1,354
                                                -------          -------
                                                  1,093            1,088
                                                -------          -------

    Advance payments for equipment                  328              331
                                                -------          -------
                                                  7,122            6,936
                                                -------          -------

OTHER ASSETS:

    Deferred income taxes                           423              506
    Marketable equity securities                    410              398
    Postemployment benefits                         301              294
    Cost in excess of net assets acquired, net      270              274
    Non-operating property, net                     141              155
    Investments in associated companies             276              265
    Leasehold and operating rights, net             167              177
    Other                                           141              124
                                                -------          -------
                                                  2,129            2,193
                                                -------          -------
                                                $11,998          $12,143
                                                =======          =======

The accompanying notes are an integral part of these consolidated balance sheets.

                            DELTA AIR LINES, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS EXCEPT SHARE AMOUNTS)


                                                                                December 31     June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                                               1995          1995
-------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt                                            150             151
    Current obligations under capital leases                                         58              61
    Accounts payable and accrued liabilities                                      1,751           1,621
    Air traffic liability                                                           930           1,143
    Accrued vacation pay                                                            203             167
    Accrued rent                                                                    240             235
    Income taxes payable                                                              1              63
                                                                                -------         -------
       Total current liabilities                                                  3,333           3,441
                                                                                -------         -------

NONCURRENT LIABILITIES:
    Long-term debt                                                                2,577           2,683
    Postretirement benefits                                                       1,747           1,714
    Accrued rent                                                                    574             556
    Capital leases                                                                  404             438
    Other                                                                           221             395
                                                                                -------         -------
                                                                                  5,523           5,786
                                                                                -------         -------

DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                                831             860
    Manufacturers and other credits                                                  89             109
                                                                                -------         -------
                                                                                    920             969
                                                                                -------         -------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 8)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock,
       $1.00 par value, $72.00 stated and liquidation value;
       Issued and outstanding 6,767,325 shares at December 31,
       1995 and 6,786,632 shares at June 30, 1995                                   487             489
    Less: Unearned compensation under
       employee stock ownership plan                                                344             369
                                                                                -------         -------
                                                                                    143             120
                                                                                -------         -------

STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock,
        $1.00 par value, $50,000 liquidation preference;
        Issued and outstanding 22,998 shares at December 31, 1995
        and 23,000 shares at June 30, 1995                                             -              -
    Common stock, $3.00 par value; Authorized, 150,000,000 shares;
       Issued 54,846,625 shares at December 31, 1995
       and 54,537,103 shares at June 30, 1995                                       164             164
    Additional paid-in capital                                                    2,034           2,016
    Net unrealized gain on marketable securities                                     92              83
    Retained earnings (deficit)                                                      38            (184)
    Less: Treasury stock at cost, 3,675,086 shares at
       December 31, 1995, and 3,721,093 shares at June 30, 1995                     249             252
                                                                                -------         -------
                                                                                  2,079           1,827
                                                                                -------         -------
                                                                                $11,998         $12,143
                                                                                =======         =======


The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                 Three Months Ended
                                                                                     December 31
                                                                           ------------    -------------
                                                                               1995             1994
                                                                           ------------    -------------
OPERATING REVENUES:
        Passenger                                                          $      2,731      $     2,688
        Cargo                                                                       135              154
        Other, net                                                                   78               77
                                                                           ------------      -----------
          Total operating revenues                                                2,944            2,919
                                                                           ------------      -----------

OPERATING EXPENSES:
        Salaries and related costs                                                1,051            1,074
        Aircraft fuel                                                               355              357
        Passenger commissions                                                       246              298
        Contracted services                                                         163              122
        Depreciation and amortization                                               159              155
        Aircraft rent                                                               139              172
        Other selling expenses                                                      150              165
        Facilities and other rent                                                   109              110
        Aircraft maintenance materials and outside repairs                          102              112
        Passenger service                                                            91              118
        Landing fees                                                                 56               60
        Other                                                                       154              158
                                                                           ------------      -----------
          Total operating expenses                                                2,775            2,901
                                                                           ------------      -----------
OPERATING INCOME                                                                    169               18
                                                                           ------------      -----------
OTHER INCOME (EXPENSE):
        Interest expense                                                            (73)             (74)
        Interest capitalized                                                          7                8
        Interest income                                                              24               27
        Miscellaneous, net                                                           (4)              (1)
                                                                           ------------      -----------
                                                                                    (46)             (40)
                                                                           ------------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                                                   123              (22)

INCOME TAXES (PROVIDED) CREDITED, NET                                               (53)               4
                                                                           ------------      -----------
NET INCOME (LOSS)                                                                    70              (18)

PREFERRED STOCK DIVIDENDS                                                           (22)             (22)
                                                                           ------------      -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                      $         48      $       (40)
                                                                           ============      ===========
PRIMARY AND FULLY DILUTED INCOME (LOSS) PER COMMON SHARE:                  $       0.93      $     (0.79)
                                                                           ============      ===========
WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
        Primary                                                              51,476,488       50,607,083
        Fully Diluted                                                        51,476,488       50,607,083

DIVIDENDS PER COMMON SHARE                                                 $       0.05      $      0.05


The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              STATISTICAL SUMMARY
                                  (Unaudited)

                                                                    Three Months Ended
                                                                       December 31
                                                                  -------         -------
                                                                   1995             1994
                                                                  -------         -------
        STATISTICAL SUMMARY:

        Revenue Passengers Enplaned (000)                         21,864           22,379
        Revenue Passenger Miles (millions)                        20,771           21,113
        Available Seat Miles (millions)                           32,220           32,493
        Passenger Mile Yield                                       13.15 c.         12.73 c.
        Operating Revenue Per Available Seat Mile                   9.14 c.          8.98 c.
        Operating Cost Per Available Seat Mile                      8.61 c.          8.93 c.
        Passenger Load Factor                                      64.47 %          64.98 %
        Breakeven Passenger Load Factor                            60.47 %          64.55 %
        Revenue Ton Miles (millions)                               2,435            2,538
        Cargo Ton Miles (millions)                                   356              424
        Cargo Ton Mile Yield                                       37.83 c.         36.36 c.
        Fuel Gallons Consumed (millions)                             618              634
        Average Price Per Fuel Gallon                              57.37 c.         56.36 c.
        Number of Aircraft in Fleet at End of Period                 539              544
        Full-Time Equivalent Employees at End of Period           58,097           63,304

                             DELTA AIR LINES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                         Six Months Ended
                                                                            December 31
                                                                     ------------    ------------
                                                                        1995         1994
                                                                     ------------    ------------
OPERATING REVENUES:
        Passenger                                                    $      5,704    $      5,621
        Cargo                                                                 264             292
        Other, net                                                            164             163
                                                                     ------------    ------------
          Total operating revenues                                          6,132           6,076
                                                                     ------------    ------------
OPERATING EXPENSES:
        Salaries and related costs                                          2,088           2,211
        Aircraft fuel                                                         703             719
        Passenger commissions                                                 524             620
        Contracted services                                                   335             242
        Depreciation and amortization                                         320             319
        Aircraft rent                                                         279             344
        Other selling expenses                                                295             315
        Facilities and other rent                                             222             212
        Aircraft maintenance materials and outside repairs                    211             223
        Passenger service                                                     195             252
        Landing fees                                                          125             133
        Other                                                                 280             314
                                                                     ------------    ------------
          Total operating expenses                                          5,577           5,904
                                                                     ------------    ------------
OPERATING INCOME                                                              555             172
                                                                     ------------    ------------
OTHER INCOME (EXPENSE):
        Interest expense                                                     (148)           (150)
        Interest capitalized                                                   14              15
        Interest income                                                        47              50
        Miscellaneous, net                                                     (9)             12
                                                                     ------------    ------------
                                                                              (96)            (73)
                                                                     ------------    ------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                      459              99

INCOME TAXES PROVIDED, NET                                                   (189)            (45)
                                                                     ------------    ------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                           270              54
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                              -             114
                                                                     ------------    ------------
NET INCOME                                                                    270             168

PREFERRED STOCK DIVIDENDS                                                     (44)            (44)
                                                                     ------------    ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                          $        226    $        124
                                                                     ============    ============
PRIMARY INCOME PER COMMON SHARE:
        Before cumulative effect of accounting change                $       4.40    $       0.21
        Cumulative effect of accounting change                                  -            2.25
                                                                     ------------    ------------
                                                                     $       4.40    $       2.46
                                                                     ============    ============
FULLY DILUTED INCOME PER COMMON SHARE:
        Before cumulative effect of accounting change                $       3.52    $       0.85
        Cumulative effect of accounting change                                  -            1.43
                                                                     ------------    ------------
                                                                     $       3.52    $       2.28
                                                                     ============    ============
WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
        Primary                                                        51,450,876      50,577,914
        Fully Diluted                                                  80,585,714      79,694,274

DIVIDENDS PER COMMON SHARE                                           $       0.10    $       0.10




The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              STATISTICAL SUMMARY
                                  (Unaudited)

                                                                  Six Months Ended
                                                                     December 31
                                                           -------------    -------------
                                                                1995            1994
                                                           -------------    -------------
        STATISTICAL SUMMARY:

        Revenue Passengers Enplaned (000)                      43,968           45,869
        Revenue Passenger Miles (millions)                     43,516           44,765
        Available Seat Miles (millions)                        65,618           66,088
        Passenger Mile Yield                                    13.11 c.         12.56 c.
        Operating Revenue Per Available Seat Mile                9.34 c.          9.19 c.
        Operating Cost Per Available Seat Mile                   8.50 c.          8.93 c.
        Passenger Load Factor                                   66.32 %          67.74 %
        Breakeven Passenger Load Factor                         59.87 %          65.67 %
        Revenue Ton Miles (millions)                            5,049            5,265
        Cargo Ton Miles (millions)                                695              784
        Cargo Ton Mile Yield                                    37.96 c.         37.30 c.
        Fuel Gallons Consumed (millions)                        1,259            1,293
        Average Price Per Fuel Gallon                           55.82 c.         55.57 c.
        Number of Aircraft in Fleet at End of Period              539              544
        Full-Time Equivalent Employees at End of Period        58,097           63,304

                             DELTA AIR LINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                                        Six Months Ended
                                                                                           December 31
                                                                                 -------------------------------
                                                                                  1995                    1994
                                                                                 ------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $   270                 $   168
    Adjustments to reconcile net income to cash
        provided by operating activities:
            Cumulative effect of accounting change                                     -                    (114)
            Depreciation and amortization                                            320                     319
            Deferred income taxes                                                     65                       3
            Amortization of deferred gain on sale and
                leaseback transactions                                               (29)                    (29)
            Rental expense in excess of payments                                      23                      62
            Postemployment benefits expense less than payments                       (32)                     (5)
            Pension expense less than payments                                       (56)                    (47)
            Compensation under ESOP                                                   22                      23
            Postretirement benefits expense in excess
               of payments                                                            33                      40

    Changes in certain assets and liabilities:
            Decrease (increase) in receivables                                       (90)                    224
            Decrease (increase) in other current assets                               (9)                     34
            Decrease in air traffic liability                                       (213)                   (362)
            Increase (decrease) in accounts payable and accrued
              liabilities                                                            130                    (118)
            Increase (decrease) in other payables                                    (26)                     18
            Decrease in other noncurrent liabilities                                 (36)                     (9)
    Other, net                                                                       (59)                     30
                                                                                 -------                 -------
        Net cash provided by operating activities                                    313                     237
                                                                                 -------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                                (402)                   (107)
        Ground property and equipment                                               (114)                   (104)
    Decrease (increase) in short-term investments, net                                28                    (511)
    Proceeds from sale of flight equipment                                            23                      81
                                                                                 -------                 -------
        Net cash used in investing activities                                       (465)                   (641)
                                                                                 -------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                          15                       -
    Payments on long-term debt and capital lease obligations                        (155)                   (369)
    Cash dividends                                                                   (60)                    (60)
                                                                                 -------                 -------
        Net cash used in financing activities                                       (200)                   (429)
                                                                                 -------                 -------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                  (352)                   (833)
Cash and cash equivalents at beginning of period                                    1233                    1302
                                                                                 -------                 -------
Cash and cash equivalents at end of period                                       $   881                 $   469
                                                                                 =======                 =======

The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                               December 31, 1995
                                  (Unaudited)


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

2.     INVESTMENTS IN DEBT AND EQUITY SECURITIES:

       At December 31, 1995, the gross unrealized gain on the Company's investment in Singapore Airlines Limited was $147 million and the gross unrealized loss on the Company's investment in Swissair, Swiss Air Transport Company Ltd. was $4 million. The $90 million net unrealized gain, net of the related $53 million deferred tax provision, on these investments is reflected in stockholders' equity.

       Delta's other investments in available-for-sale securities are recorded as short-term investments in the Company's Consolidated Balance Sheets. The proceeds from sales of these securities during the December 1995 quarter totaled $147 million, which resulted in realized gains, computed on a specific identification basis, of less than $1 million. The net unrealized gain on short-term investments reflected in stockholders' equity at December 31, 1995, was $2 million, net of the related tax benefit.

3.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

       Fuel Hedging

       During the December 1995 quarter, Delta initiated a fuel hedging program under which the Company may enter into certain contracts with counterparties to manage the Company's exposure to increases in jet fuel prices.

       Gains and losses resulting from fuel hedging transactions are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into hedging contracts are recorded as a prepaid expense and amortized to fuel expense over the respective contract periods.

       During the December 1995 quarter, there were no realized gains or losses from fuel hedging transactions. Premiums paid to counterparties during the December 1995 quarter were immaterial.

       The Company is exposed to losses in the event of non-performance by counterparties to fuel hedging transactions, but it does not expect any counterparty to fail to meet its obligations. To manage risk, the Company selects counterparties based on credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty.


       Hull and General Liability Insurance

       During the December 1995 quarter, the Company renewed its aircraft hull and general liability insurance policies (the Policies) for the year beginning December 18, 1995 and ending December 17, 1996. In entering into these renewals, it was Delta's goal to maintain insurance in amounts that it deems adequate while achieving premium savings under the Policies. Accordingly, Delta's captive insurance subsidiary agreed to reimburse the primary insurers for losses under the Policies in an amount not to exceed $100 million per occurrence and $118 million in the aggregate for this policy year. The obligations of the primary insurers in relation to the insureds under the Policies will not be limited or reduced in any way by this reimbursement obligation.

       The reimbursement obligation of Delta's captive insurance subsidiary to the primary insurers will be supported by letters of credit issued by one or more third parties. The letters of credit will have an aggregate stated amount equal to the maximum reimbursement obligation. To the extent the primary insurers make draws under the letters of credit, Delta will be required to reimburse the issuers of the letters of credit.

       Delta will accrue amounts estimated to be payable for probable losses under the reimbursement agreements with the primary insurers, as incurred. The methods of making such estimates and establishing the resulting accrued liabilities will be reviewed on an ongoing basis and adjusted as required.


4.     SALE OF RECEIVABLES:

       During fiscal 1995, Delta elected to discontinue selling new receivables under a revolving accounts receivable facility, and the Senior Certificate related to this facility, which was in the principal amount of $229 million at June 30, 1995, was reduced to $0 on August 14, 1995. This transaction was recorded as a reduction of cash from operating activities in the Company's Consolidated Statements of Cash Flows for the six months ended December 31, 1995, and an increase in accounts receivable on the Company's Consolidated Balance Sheets at December 31, 1995. For additional information regarding the sale of receivables, see
       Note 5 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

5.     LONG-TERM DEBT:

       During the December 1995 quarter, the Company voluntarily repurchased and retired $53 million principal amount of its long-term debt. As a result of these transactions, the Company recognized a net pretax loss of $5 million during the quarter ended December 31, 1995; this amount is included in miscellaneous, net in the Company's Consolidated
       Statements of Operations.

       The Company's 1995 Bank Credit Agreement provides for unsecured borrowings of up to $1.25 billion on a revolving basis until September 26, 2000. At December 31, 1995, no borrowings were outstanding under the 1995 Bank Credit Agreement, but there is currently outstanding a letter of credit in the amount of $470 million to credit enhance the Delta Family-Care Savings Plan's 1990 Series C Guaranteed Serial ESOP Notes, which are guaranteed by Delta. The letter of credit, which is utilizing $470 million of the available commitment under the 1995 Bank Credit Agreement, covers the $290 million outstanding principal amount of the 1990 Series C Guaranteed Serial ESOP Notes, up to $148 million of Make Whole Premium Amount and approximately one year of interest on the 1990 Series C Guaranteed Serial ESOP Notes. For additional information regarding Delta's long-term debt, including the 1990 Series C Guaranteed Serial ESOP Notes, see Note 4 (page 8) of the Notes to Consolidated Financial Statements in Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and Note 7 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

       During the six months ended December 31, 1995 and 1994, Delta made cash interest payments, net of interest capitalized, of $106 million and $116 million, respectively.

6.     AIRCRAFT PURCHASE AND SALE COMMITMENTS:

       At January 31, 1996, the Company's aircraft fleet, purchase commitments and options were:

                                                 CURRENT FLEET
                                       ---------------------------------
                  AIRCRAFT TYPE        OWNED        LEASED         TOTAL        ORDERS       OPTIONS
                  -------------        -----        ------         -----        ------       -------
                B-727-200                 106           26           132             -             -
                B-737-200                   1           53            54             -             -
                B-737-300                   -           13            13             -             -
                B-757-200                  45           41            86             4            30
                B-767-200                  15            -            15             -             -
                B-767-300                   2           24            26             2             -
                B-767-300ER                 9            7            16            15            14
                L-1011-1                   31            -            31             -             -
                L-1011-200                  1            -             1             -             -
                L-1011-250                  6            -             6             -             -
                L-1011-500                 17            -            17             -             -
                MD-11                       4            7            11             4            22
                MD-88                      63           57           120             -            21
                MD-90                      11            -            11            29            50
                                          ---          ---           ---          ----           ---
                                          311          228           539            54           137
                                          ===          ===           ===          ====           ===

       The aircraft orders include nine MD-90 aircraft scheduled for delivery after fiscal 1996 that are subject to reconfirmation by Delta. The MD-88 aircraft options may be converted to MD-90 aircraft orders, and the B-767-300ER aircraft options may be converted to B-767-300 aircraft orders, at Delta's election.

       During the December 1995 quarter, Delta accepted delivery of three MD-90 aircraft. Additionally, Delta returned two B-727-200 aircraft and three A310-300 aircraft to their lessors, and retired one L-1011-1 aircraft.

       On January 29, 1996, Delta and the Boeing Company (Boeing) amended certain contracts under which Delta purchases aircraft from Boeing. Under the amendments, Delta (1) ordered 12 additional B-767-300ER aircraft for delivery in calendar years 1997 and 1998; (2) converted orders for two B-767-300ER aircraft to two B-767-300 aircraft;
       (3) rescheduled the delivery of certain other aircraft on order; (4) obtained additional options to purchase B-767-300ER aircraft; (5) relinquished certain options to purchase B-757-200 aircraft; and (6) terminated its 52 orders (22 of which had been subject to reconfirmation by Delta) and 56 options to purchase B-737-300 aircraft.

Future expenditures for aircraft, engines and engine hushkits on firm order at January 31, 1996, are estimated to be $2.6 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:

                                                               AMOUNT
                         YEARS ENDING JUNE 30               (IN MILLIONS)
                         --------------------               -------------

               Remainder of fiscal year 1996                   $   220
               1997                                                860
               1998                                                850
               1999                                                460
               2000                                                 70
               After 2000                                           90
                                                                ------

                                                  Total         $2,550
                                                                ======

7.     POSTEMPLOYMENT BENEFITS:

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


8.     CONTINGENCIES:

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

9.     STOCKHOLDERS' EQUITY:

       During the December 1995 quarter, the Company issued 18,595 common shares, at an average price of $72.24 per share, under the 1989 Stock Incentive Plan, and 2,166 common shares, at an average price of $71.89 per share, under the Dividend Reinvestment and Stock Purchase Plan. The Company also issued 126 common shares upon the conversion of less than $1 million principal amount of the 3.23% Convertible Subordinated Notes due 2003. Additionally, during the December 1995 quarter, the Company transferred from its treasury, at an average cost of $67.81 per share, 38 common shares under the 1989 Stock Incentive Plan.

       At December 31, 1995, 5,524,548 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,805,011 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 17,489,069 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,147,728 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.


10.    INCOME TAXES:

       Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

       The Company made tax payments in excess of refunds received of $186 million and $22 million during the six months ended December 31, 1995 and 1994, respectively.


11.    SUBSEQUENT EVENTS:

       Under the Company's Leadership 7.5 cost reduction program, the Company continues to identify and implement additional initiatives with the goal of reducing Delta's annual operating expenses by approximately $2 billion by the end of the June 1997 quarter. In addition, the Company continues to evaluate its current aircraft fleet plan, including L-1011 aircraft. These actions could result in pre-tax charges against earnings of as much as $650 million during the March 1996 quarter. Management believes that these charges are not likely to have a material adverse effect on Delta's consolidated financial condition or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

During the six months ended December 31, 1995, Delta invested $402 million in flight equipment and $114 million in ground property and equipment; made payments of $155 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $118 million principal amount of long-term debt; and paid $60 million in cash dividends. The principal sources of these funds were $313 million of cash from operations, net of $229 million used to reduce to $0 the Senior Certificate related to the sale of receivables (see Note 4 of the Notes to Consolidated Financial Statements); $380 million from cash reserves; $15 million from the issuance of common stock; and $23 million from the sale of flight equipment. Cash and cash equivalents and short-term investments totaled $1.4 billion at December 31, 1995, compared to $1.8 billion at June 30, 1995. The Company may repurchase additional long-term debt from time to time.

As of December 31, 1995, the Company had negative working capital of $586 million, compared to negative working capital of $427 million at June 30, 1995. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financings and proceeds from sale and leaseback transactions. At December 31, 1995, the Company had $780 million of credit available under its 1995 Bank Credit Agreement, subject to compliance with certain conditions. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

At December 31, 1995, long-term debt and capital lease obligations, including current maturities, totaled $3.2 billion, compared to $3.3 billion at June 30, 1995. Stockholders' equity was $2.1 billion at December 31, 1995, compared to $1.8 billion at June 30, 1995. The Company's debt-to-equity position, including current maturities was 61% debt and 39% equity at December 31, 1995, compared to 65% debt and 35% equity at June 30, 1995.

At December 31, 1995, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $470 million under Delta's 1995 Bank Credit Agreement. Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes, see Note 7 (page
30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

At its meeting on January 25, 1996, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable March 1, 1996, to stockholders of record on February 8, 1996.

On January 29, 1996, Delta and The Boeing Company (Boeing) amended certain contracts under which Delta purchases aircraft from Boeing. Under the amendments, Delta ordered 12 additional B-767-300ER aircraft for delivery in calendar years 1997 and 1998 and terminated its orders and options to purchase B-737-300 aircraft. For additional information regarding these amendments, see Note 6 of the Notes to Consolidated Financial Statements.

Delta intends to use the newly ordered B-767-300ER aircraft, together with other international range aircraft on order, to replace the Lockheed L-1011 aircraft now being used in transatlantic service. The Company plans to reconfigure and reallocate the international range L-1011 aircraft to domestic routes, where they will replace certain older, less efficient versions of L-1011 aircraft. Delta is currently evaluating the type and number of aircraft which it may order in the future to replace its L-1011 fleet.

Under the Company's Leadership 7.5 cost reduction program, the Company continues to identify and implement additional initiatives with the goal of reducing Delta's annual operating expenses by approximately $2 billion by the end of the June 1997 quarter. In addition, the Company continues to evaluate its current aircraft fleet plan, as discussed above. These actions could result in pre-tax charges against earnings of as much as $650 million during the March 1996 quarter. Management believes that these charges are not likely to have a material adverse effect on Delta's consolidated financial condition or liquidity.

See Part II, Item 5 of this Form 10-Q for information regarding the Company's collective bargaining negotiations with the Air Line Pilots Association and certain other matters relating to the Company's personnel.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1995 and 1994

For the quarter ended December 31, 1995, Delta recorded unaudited net income of $70 million ($0.93 primary and fully diluted income per common share after preferred stock dividend requirements) and operating income of $169 million. For the quarter ended December 31, 1994, the Company recorded a net loss of $18 million ($0.79 primary and fully diluted loss per common share after preferred stock dividend requirements) and operating income of $18 million.

The improvement in operating results for the December 1995 quarter compared to the December 1994 quarter reflects an increase of less than 1% in operating revenues and a 4% decrease in operating expenses primarily due to initiatives under the Company's Leadership 7.5 cost reduction program.

Operating revenues in the December 1995 quarter totaled $2.94 billion, an increase of less than 1% from $2.92 billion in the December 1994 quarter. Passenger revenue increased 2% to $2.73 billion, reflecting a 3% improvement in the passenger mile yield that was partially offset by a 2% decline in revenue passenger miles. The increase in the passenger mile yield is primarily due to higher average full-fare and discount ticket prices. The decline in passenger traffic is also due to the higher average ticket prices, as well as a reduction in international capacity. Passenger revenue for the three months ended December 31, 1995 and 1994, was negatively impacted by the presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue decreased 12% to $135 million, as cargo ton miles declined 16% and the ton mile yield increased 4%. The decrease in cargo ton miles and increase in the ton mile yield are primarily due to the cancellation of service on certain international routes and the resulting decrease in the average cargo trip length. All other revenue increased 1% to $78 million, mainly the result of increased revenues from administrative fees and joint marketing programs.

Operating expenses for the December 1995 quarter totaled $2.77 billion, down 4% from the December 1994 quarter. Operating capacity decreased less than 1% to
32.22 billion available seat miles, and operating cost per available seat mile declined 4% to 8.61 cents. Salaries and related costs decreased 2%, due to an 8% reduction in full-time equivalent employees, partially offset by accruals under the Company's profit sharing programs. The decrease in full-time equivalent employees was primarily due to workforce reductions under the Company's Leadership 7.5 cost reduction program. Aircraft fuel expense declined less than 1%, as fuel gallons consumed decreased 2% and the average price per fuel gallon increased 2% to 57.37 cents. Passenger commissions declined 17%, mainly due to the implementation of a maximum commission payment on domestic tickets and reductions in certain international commission rates, partially offset by growth in other program costs. Contracted services expense rose 34%, primarily the result of increased outsourcing of information technologies services and certain airport functions. Depreciation and amortization expense rose 3%, the result of increased aircraft depreciation and amortization due to the acquisition of additional owned aircraft and the extension of leases on 40 B-737-200 aircraft in the June 1995 quarter which, for accounting purposes, resulted in these leases being reclassified from operating leases to capital leases. The increase in depreciation and amortization expense was partially offset by the transfer of certain ground equipment to associated companies and certain international routes becoming fully amortized. Aircraft rent expense decreased 19% due to the return of certain aircraft to lessors and the extension of leases on 40 B-737-200 aircraft as discussed previously. Other selling expenses decreased 9%, primarily due to lower advertising and promotion expenses, partially offset by increased credit card service charges and booking fee payments to computer reservations system providers. Facilities and other rent decreased less than 1%. Aircraft maintenance materials and outside repairs expense declined 9%, mainly the result of lower engine maintenance and overhaul activity. Passenger service expense decreased 23%, the result of ongoing cost control programs. Landing fees decreased 7%, mainly reflecting favorable rate adjustments and credits received at certain airports. All other operating expenses decreased 3%, primarily reflecting increased services provided to outside parties, offset by the October 1, 1995 expiration of the exemption from the 4.3 cents per gallon federal tax on commercial aviation jet fuel used in domestic operations.

Nonoperating expense in the December 1995 quarter totaled $46 million, compared to nonoperating expense of $40 million in the December 1994 quarter. Interest expense decreased 1% to $73 million, due to a lower average level of long-term debt, partly offset by an increase in interest expense related to the extension and reclassification of the B-737-200 aircraft leases previously discussed. Interest income decreased 11% to $24 million, primarily due to lower interest rates and a lower average level of short-term investments. Miscellaneous expense increased to $4 million in the December 1995 quarter, due to foreign exchange losses and costs associated with the voluntary repurchase and retirement of long-term debt, partially offset by equity income from associated companies.

Pretax income of $123 million for the December 1995 quarter resulted in an income tax provision of $53 million. After a $22 million provision for preferred stock dividends, net income available to common stockholders was $48 million.

Six Months Ended December 31, 1995 and 1994

For the six months ended December 31, 1995, Delta recorded unaudited net income of $270 million ($4.40 primary and $3.52 fully diluted income per common share after preferred stock dividend requirements) and operating income of $555 million. For the six months ended December 31, 1994, the Company recorded net income of $168 million ($2.46 primary and $2.28 fully diluted income per common share after preferred stock dividend requirements) and operating income of $172 million. Net income for the six months ended December 31, 1994 included a one-time $114 million after-tax benefit ($2.25 primary and $1.43 fully diluted benefit per common share) related to the adoption, effective July 1, 1994, of SFAS 112, "Employers' Accounting for Postemployment Benefits" (see Note 7 of the Notes to Consolidated Financial Statements).

The improvement in operating results for the six months ended December 31, 1995, compared to the six months ended December 31, 1994, reflects an increase of less than 1% in operating revenues and a 6% decrease in operating expenses primarily due to initiatives under the Company's Leadership 7.5 cost reduction program.

Operating revenues for the six months ended December 31, 1995 increased less than 1% to $6.13 billion. Passenger revenue increased 1% to $5.70 billion, reflecting a 4% passenger mile yield improvement that was partially offset by a 3% decline in revenue passenger miles. The increase in the passenger mile yield and reduction in passenger traffic are primarily due to higher average fare levels in domestic and certain international markets, an increase in full-fare traffic in certain international markets, and a reduction in transatlantic operating capacity. Passenger revenue for the six months ended December 31, 1995 and 1994, was negatively impacted by the presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue decreased 10% to $264 million, as cargo ton miles declined 11% and the ton mile yield increased 2%. The decrease in cargo ton miles and increase in the ton mile yield are primarily due to the cancellation of service on certain international routes and the resulting decrease in the average cargo trip length. All other revenue increased less than 1% to $164 million.

Operating expenses for the six months ended December 31, 1995 totaled
$5.58 billion, down 6% from 1994.  Operating capacity decreased less than 1% to
65.62 billion available seat miles, and operating cost per available seat mile declined 5% to 8.50 cents. Salaries and related costs decreased 6%, due to an 8% reduction in full-time equivalent employees, partially offset by accruals under the Company's profit sharing programs. The decrease in full-time equivalent employees was primarily due to workforce reductions under the Company's Leadership 7.5 cost reduction program. Aircraft fuel expense declined 2%, as fuel gallons consumed decreased 3% and the average price per fuel gallon increased less than 1% to 55.82 cents. Passenger commissions declined 15%, mainly due to the implementation of a maximum commission payment on domestic tickets and reductions in certain international commission rates, partially offset by growth in other program costs. Contracted services expense rose 38%, the result of increased outsourcing of information technologies services and certain airport functions. Depreciation and amortization expense increased less than 1%, the result of increased aircraft depreciation and amortization due to the extension of the 40 B-737-200 aircraft leases previously discussed, partially offset by the transfer of certain ground equipment to associated companies and certain international routes becoming fully amortized. Aircraft rent expense decreased 19% due to the return of certain aircraft to lessors and the extension of leases on the B-737-200 aircraft as discussed previously. Other selling expenses decreased 6%, primarily due to lower advertising and promotion expense, partially offset by increased credit card service charges and booking fee payments to computer reservations system providers. Facilities and other rent increased 5%, primarily due to expanded passenger terminal facilities in certain locations. Aircraft maintenance materials and outside repairs expense declined 5%, mainly due to decreased engine maintenance and overhaul activity. Passenger service expense decreased 23%, the result of ongoing cost control programs. Landing fees decreased 6%, mainly reflecting favorable rate adjustments and credits received at certain airports. All other operating expenses decreased 11%, primarily reflecting increased services provided to outside parties, partially offset by the October 1, 1995 expiration of the exemption from the 4.3 cents per gallon federal tax on commercial aviation jet fuel used in domestic operations.

Nonoperating expense for the six months ended December 31, 1995, totaled $96 million, compared to $73 million in the six months ended December 31, 1994. Interest expense decreased 1% to $148 million, due to a lower average level of long-term debt, partially offset by an increase in interest expense related to the extension and reclassification of the 40 B-737-200 aircraft leases previously discussed. Interest income decreased 6% to $47 million, primarily due to a lower level of short-term investments. Miscellaneous expense was $9 million for the six months ended

December 31, 1995, primarily due to foreign exchange losses and costs associated with the voluntary repurchase and retirement of long-term debt, partially offset by equity income from associated companies, as compared to miscellaneous income of $12 million in 1994.

Pretax income of $459 million for the six months ended December 31, 1995, was reduced by an income tax provision of $189 million. After a $44 million provision for preferred stock dividends, net income available to common stockholders was $226 million.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of December 31, 1995, and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 1995 and 1994 and the consolidated statements of cash flows for the six-month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Arthur Andersen LLP


Atlanta, Georgia
February 2, 1996

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On November 2, 1995, Delta reached an agreement with Trans World Airlines, Inc.
(TWA), to lease ten takeoff/landing slots (Slots) at New York's LaGuardia Airport (LaGuardia).

On November 9, 1995, ValuJet Airlines, Inc. (ValuJet), filed suit against Delta and TWA in the United States District Court for the Northern District of Georgia. ValuJet alleges, among other things, that (1) TWA breached an alleged agreement to lease the Slots to ValuJet; (2) Delta tortiously interfered with the alleged contract between ValuJet and TWA; (3) Delta and TWA conspired to restrain trade in violation of Section 1 of the Sherman Act; and (4) Delta engaged in acts of monopolization and attempted monopolization in violation of
Section 2 of the Sherman Act. ValuJet, which has requested a jury trial, is seeking injunctive relief, unspecified compensatory damages, treble damages under the antitrust laws, punitive damages, costs and attorney's fees, and such other relief as the Court deems appropriate. On November 17, 1995, the District Court denied ValuJet's motion for a preliminary injunction. On December 7, 1995, Delta filed its answer denying liability and asserting various affirmative defenses.

On January 10, 1996, a purported class action complaint was filed against Delta and TWA in the United States District Court for the Eastern District of New York, on behalf of persons who purchased tickets on Delta for travel between LaGuardia and Atlanta beginning November 1, 1995. The named plaintiff, who has requested a jury trial, makes antitrust allegations and claims similar to those asserted by ValuJet in the lawsuit described in the preceding paragraph. The named plaintiff seeks, on behalf of the purported class, unspecified compensatory damages, treble damages under the antitrust laws, injunctive relief, costs and attorney's fees, and such other relief as the Court deems appropriate.

Delta believes the allegations against it in the two lawsuits described above are without merit, and it intends to defend these matters vigorously.

Delta also received a Civil Investigative Demand from the United States Department of Justice (DOJ) requesting information and documents concerning Delta's lease of the Slots. Delta is cooperating with the DOJ investigation.

Item 5. Other Information

ALPA Negotiations

Delta's relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, the collective bargaining agreements between Delta and labor unions do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations and, if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and proffer binding arbitration. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the parties may resort to "self-help." "Self-help" may include, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline.

Delta's collective bargaining agreement with the Air Line Pilots Association
(ALPA), which represents the Company's approximately 8,000 pilots, became amendable on January 1, 1995. Formal negotiations between the Company and ALPA on a new collective bargaining agreement began in November 1994. As part of its Leadership 7.5 program, the Company is seeking productivity improvements and wage and benefit reductions from ALPA.

On May 8, 1995, the NMB, appointed federal mediators to participate in the collective bargaining negotiations between Delta and ALPA. In December 1995, Delta and ALPA reached a tentative agreement on certain matters. The tentative agreement, which is contingent on the parties reaching agreement on a total contract, would, among other things and subject to certain conditions,
(1) reduce the Company's cockpit costs on B-737-200 aircraft; (2) provide job security for currently active pilots and the recall of pilots on furlough; and
(3) prohibit the Company from engaging in domestic code sharing with respect to aircraft with over 70 seats that are operated by another carrier, subject to certain exceptions.

Following the announcement of the tentative agreement, the parties continued negotiations on various unresolved subjects including, among others, compensation matters, medical and retirement benefits, work rules, equity ownership and corporate governance. Since January 22, 1996, collective bargaining negotiations have continued in Washington, D.C. with the participation of one of the three NMB members. On January 31, 1996, ALPA distributed to pilots a ballot seeking their support to withdraw their services, up to and including a gerneral strike, in the event Delta and ALPA cannot reach agreement on a new collective bargaining agreement.

The outcome of Delta's negotiations with ALPA cannot presently be determined.

Other Matters

Substantially all of Delta's U.S.-based non-contract personnel participate in the Company's profit sharing programs. Under these programs, participants may receive, subject to certain conditions, payments that are based on the Company's profitability during the fiscal year. During the year, the Company accrues amounts estimated to be payable under these programs.

Effective February 1, 1996, Delta restored to the base salaries of personnel who participate in the Company's profit sharing programs the 5% reduction in base salaries that had been implemented on February 1, 1993. Also on February 1, 1996, the Company announced that, on February 23, 1996, personnel who participate in the profit sharing programs will receive a lump sum advance profit sharing payment for fiscal 1996 equal to 5% of their base salaries from July 1, 1995 through January 31, 1996. The value of the 5% base salary restoration and the early profit sharing payment will be offset against any profit sharing awards earned for fiscal 1996. Therefore, these changes are not expected to result in an increase in operating expenses for fiscal 1996.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       11.     Statement regarding computation of per share earnings.

       12. Statement regarding computation of ratio of earnings to fixed charges.

       15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

       27.     Financial Data Schedule  (For SEC use only).

(b)    Reports on Form 8-K:

               During the quarter ended December 31, 1995, Delta filed a Current Report on Form 8-K dated December 20, 1995, concerning the renewal of its aircraft hull and general liability insurance policies.

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




February 13, 1996
-----------------
     (Date)