Form 10-Q
period 1996-03-31
DELTA AIR LINES INC /DE/
filed 1996-05-15
CIK 27904

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996

                                       or

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-5424



                             DELTA AIR LINES, INC.

                       State of Incorporation:  Delaware

                  IRS Employer Identification No.:  58-0218548

        Hartsfield Atlanta International Airport, Atlanta, Georgia 30320

                           Telephone:  (404) 715-2600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X      No
                           -----      -----


          Number of shares outstanding by each class of common stock, as of April 30, 1996:


         Common Stock, $3.00 par value - 51,410,440 shares outstanding

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                             DELTA AIR LINES, INC.
                    Consolidated Balance Sheets (Unaudited)
                                 (In Millions)


                                                March 31      June 30
ASSETS                                            1996          1995
- ------                                         ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                     $  1,056     $  1,233
  Short-term investments                             504          529
  Accounts and notes receivable, net               1,058          755
  Maintenance and operating supplies                  60           68
  Deferred income taxes                              210          234
  Prepaid expenses and other                         244          195
                                                --------     --------
    Total current assets                           3,132        3,014
                                                --------     --------

PROPERTY AND EQUIPMENT:
  Flight equipment owned                           7,950        9,288
    Less:  Accumulated depreciation                3,149        4,209
                                                --------     --------
                                                   4,801        5,079
                                                --------     --------

  Flight equipment under capital leases              528          537
    Less:  Accumulated amortization                  127           99
                                                --------     --------
                                                     401          438
                                                --------     --------


  Ground property and equipment                    2,590        2,442
    Less:  Accumulated depreciation                1,492        1,354
                                                --------     --------
                                                   1,098        1,088
                                                --------     --------




  Advance payments for equipment                     285          331
                                                --------     --------
                                                   6,585        6,936
                                                --------     --------



OTHER ASSETS:

  Deferred income taxes                              648          506
  Marketable equity securities                       475          398
  Postemployment benefits                            301          294
  Cost in excess of net assets acquired, net         268          274
  Non-operating property, net                        148          155
  Investments in associated companies                268          265
  Leasehold and operating rights, net                145          177
  Other                                              141          124
                                                --------     --------
                                                   2,394        2,193
                                                --------     --------
                                                 $12,111      $12,143
                                                ========     ========

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                                  MARCH 31  JUNE 30
LIABILITIES AND STOCKHOLDERS' EQUITY                                1996     1995
- ------------------------------------                              --------  -------
CURRENT LIABILITIES:
  Current maturities of long-term debt                            $   159   $   151
  Current obligations under capital leases                             57        61
  Accounts payable and accrued liabilities                          1,742     1,621
  Air traffic liability                                             1,340     1,143
  Accrued vacation pay                                                225       167
  Accrued rent                                                        175       235
  Income taxes payable                                                 38        63
                                                                  -------   -------
    Total current liabilities                                       3,736     3,441
                                                                  -------   -------
NONCURRENT LIABILITIES:
  Long-term debt                                                    2,462     2,683
  Postretirement benefits                                           1,777     1,714
  Accrued rent                                                        599       556
  Capital leases                                                      391       438
  Other                                                               235       395
                                                                  -------   -------
                                                                    5,464     5,786
                                                                  -------   -------
DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions                    817       860
  Manufacturers and other credits                                     122       109
                                                                  -------   -------
                                                                      939       969
                                                                  -------   -------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 8)

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock,
    $1.00 par value, $72.00 stated and liquidation value;
    Issued and outstanding 6,751,289 shares at March 31,
    1996 and 6,786,632 shares at June 30, 1995                        486       489
  Less: Unearned compensation under
    employee stock ownership plan                                     348       369
                                                                  -------   -------
                                                                      138       120
                                                                  -------   -------
STOCKHOLDERS' EQUITY:
  Series C Convertible Preferred Stock,
    $1.00 par value, $50,000 liquidation preference;
    Issued and outstanding 22,995 shares at March 31, 1996
    and 23,000 shares at June 30, 1995                                 -         -
  Common stock, $3.00 par value; Authorized, 150,000,000 shares;
    Issued 55,020,265 shares at March 31, 1996
    and 54,537,103 shares at June 30, 1995                            165       164
  Additional paid-in capital                                        2,043     2,016
  Net unrealized gain on marketable securities                        132        83
  Accumulated deficit                                                (263)     (184)
  Less: Treasury stock at cost, 3,639,842 shares at
    March 31, 1996, and 3,721,093 shares at June 30, 1995             243       252
                                                                  -------   -------
                                                                    1,834     1,827
                                                                  -------   -------
                                                                  $12,111   $12,143
                                                                  =======   =======

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                       (In Millions, except Share Data)

                                                             Three Months Ended
                                                                  March 31
                                                             -------------------
                                                               1996         1995
                                                             --------     --------
OPERATING REVENUES:
  Passenger                                                  $  2,774     $  2,685
  Cargo                                                           126          134
  Other, net                                                       64           83
                                                             --------     --------
    Total operating revenues                                    2,964        2,902
                                                             --------     --------

OPERATING EXPENSES:
  Salaries and related costs                                    1,077        1,102
  Aircraft fuel                                                   365          321
  Passenger commissions                                           241          285
  Contracted services                                             187          155
  Other selling expenses                                          159          172
  Depreciation and amortization                                   156          147
  Aircraft rent                                                   138          171
  Aircraft maintenance materials and outside repairs               88          109
  Passenger service                                                87           92
  Facilities and other rent                                        82          110
  Landing fees                                                     59           65
  Restructuring and other non-recurring charges                   556            -
  Other                                                           156          133
                                                             --------     --------
    Total operating expenses                                    3,351        2,862
                                                             --------     --------

OPERATING INCOME (LOSS)                                          (387)          40
                                                             --------     --------

OTHER INCOME (EXPENSE):
  Interest expense                                                (56)         (70)
  Interest capitalized                                              6            8
  Interest income                                                  18           21
  Miscellaneous, net                                              (27)         (10)
                                                             --------     --------
                                                                  (59)         (51)
                                                             --------     --------

LOSS BEFORE INCOME TAXES                                         (446)         (11)

INCOME TAXES CREDITED, NET                                        170            -
                                                             --------     --------

NET LOSS                                                         (276)         (11)

PREFERRED STOCK DIVIDENDS                                         (22)         (22)
                                                             --------     --------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $   (298)    $    (33)
                                                             --------     --------

PRIMARY AND FULLY DILUTED LOSS PER SHARE                     $  (5.77)    $  (0.66)
                                                             --------     --------

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
  Primary                                                  51,652,524   50,637,033
  Fully Diluted                                            51,652,524   50,637,033

DIVIDENDS PER COMMON SHARE                                   $   0.05     $   0.05

The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              Statistical Summary
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                            ---------------------
                                                              1996         1995
                                                            --------     --------
Statistical Summary:

Revenue Passengers Enplaned (000)                              22,459       20,900
Revenue Passenger Miles (millions)                             20,972       19,758
Available Seat Miles (millions)                                31,634       31,571
Passenger Mile Yield                                            13.23 c      13.59 c
Operating Revenue per Available Seat Mile                        9.37 c       9.19 c
Operating Cost Per Available Seat Mile                          10.59 c       9.07 c
Operating Cost per Available Seat Mile -
  Excluding Restructuring and
  Other Non-Recurring Charges                                    8.84 c       9.07 c
Passenger Load Factor                                           66.30 %      62.58 %
Break-Even Passenger Load Factor                                75.55 %      61.64 %
Break-Even Passenger Load Factor -
  Excluding Restructuring and
  Other Non-Recurring Charges                                   62.26 %      61.64 %
Revenue Ton Miles (millions)                                    2,427        2,332
Cargo Ton Miles (millions)                                        330          356
Cargo Ton Mile Yield                                            38.06 c      37.77 c
Fuel Gallons Consumed (millions)                                  604          609
Average Price Per Fuel Gallon                                   60.39 c      52.72 c
Number of Aircraft in Fleet at End of Period                      539          544
Full-time Equivalent Employees at End of Period                57,278       60,315

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                       (In Millions, except Share Data)

                                                              Nine Months Ended
                                                                   March 31
                                                            ---------------------
                                                              1996         1995
                                                            --------     --------
OPERATING REVENUES:
  Passenger                                                  $  8,486     $  8,315
  Cargo                                                           389          427
  Other, net                                                      220          236
                                                             --------     --------
    Total operating revenues                                    9,095        8,978
                                                             --------     --------

OPERATING EXPENSES:
  Salaries and related costs                                    3,165        3,314
  Aircraft fuel                                                 1,068        1,039
  Passenger commissions                                           765          905
  Contracted services                                             522          397
  Other selling expenses                                          454          487
  Depreciation and amortization                                   476          467
  Aircraft rent                                                   417          515
  Aircraft maintenance materials and outside repairs              299          332
  Passenger service                                               282          343
  Facilities and other rent                                       304          322
  Landing fees                                                    184          198
  Restructuring and other non-recurring charges                   556            -
  Other                                                           436          447
                                                             --------     --------
    Total operating expenses                                    8,928        8,766
                                                             --------     --------

OPERATING INCOME                                                  167          212

OTHER INCOME (EXPENSE):
  Interest expense                                               (204)        (220)
  Interest capitalized                                             20           23
  Interest income                                                  65           71
  Miscellaneous, net                                              (35)           2
                                                             --------     --------
                                                                 (154)        (124)
                                                             --------     --------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           13           88

INCOME TAXES PROVIDED, NET                                        (19)         (45)
                                                             --------     --------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                (6)          43
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                  -          114
                                                             --------     --------
NET INCOME (LOSS)                                                  (6)         157

PREFERRED STOCK DIVIDENDS                                         (66)         (66)
                                                             --------     --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS        $    (72)    $     91
                                                             ========     ========

PRIMARY AND FULLY DILUTED INCOME (LOSS) PER COMMON SHARE:
    Before cumulative effect of accounting change            $  (1.39)    $  (0.45)
    Cumulative effect of accounting change                          -         2.25
                                                             --------     --------
                                                             $  (1.39)    $   1.80
                                                             ========     ========

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:
  Primary                                                  51,484,055   50,600,736
  Fully Diluted                                            51,484,055   50,600,736

DIVIDENDS PER COMMON SHARE                                   $   0.15     $   0.15

The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              Statistical Summary
                                  (Unaudited)

                                                              Nine Months Ended
                                                                   March 31
                                                            ---------------------
                                                              1996         1995
                                                            --------     --------
Statistical Summary:

Revenue Passengers Enplaned (000)                              66,427       66,769
Revenue Passenger Miles (millions)                             64,515       64,566
Available Seat Miles (millions)                                97,251       97,660
Passenger Mile Yield                                            13.15 c      12.88 c
Operating Revenue per Available Seat Mile                        9.35 c       9.19 c
Operating Cost Per Available Seat Mile                           9.18 c       8.98 c
Operating Cost Per Available Seat Mile -
  Excluding Restructuring and
  Other Non-Recurring Charges                                    8.61 c       8.98 c
Passenger Load Factor                                           66.34 %      66.11 %
Break-Even Passenger Load Factor                                65.03 %      64.43 %
Break-Even Passenger Load Factor -
  Excluding Restructuring and
  Other Non-Recurring Charges                                   60.68 %      64.43 %
Revenue Ton Miles (millions)                                    7,477        7,597
Cargo Ton Miles (millions)                                      1,025        1,140
Cargo Ton Mile Yield                                            37.99 c      37.45 c
Fuel Gallons Consumed (millions)                                1,863        1,902
Average Price Per Fuel Gallon                                   57.30 c      54.66 c
Number of Aircraft in Fleet at End of Period                      539          544
Full-Time Equivalent Employees at End of Period                57,278       60,315


                             DELTA AIR LINES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                                 (In Millions)


                                                               Nine Months Ended
                                                                    March 31
                                                               -----------------
                                                                 1996     1995
                                                               --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   (6)  $  157
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Cumulative effect of accounting change                        -     (114)
      Restructuring and other non-recurring charges                556       -
      Depreciation and amortization                                476     467
      Deferred income taxes                                       (146)    (38)
      Amortization of deferred gain on sale and
        leaseback transactions                                     (43)    (44)
      Rental expense in excess of (less than) payments             (17)      9
      Postemployment benefits expense less than payments           (18)    (14)
      Pension expense less than payments                           (97)    (71)
      Compensation under ESOP                                       29      31
      Postretirement benefits expense in excess of payments         47      55
  Changes in certain assets and liabilities:
      Decrease (increase) in receivables                          (303)    224
      Decrease (increase) in other current assets                  (41)      3
      Increase (decrease) in air traffic liability                 197    (144)
      Increase (decrease) in accounts payable and
        accrued liabilities                                        121     (35)
      Increase in other payables                                    33      51
      Decrease in other noncurrent liabilities                     (41)      -
  Other, net                                                       (88)     47
                                                                ------  ------
    Net cash provided by operating activities                      659     584
                                                                ------  ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Property and equipment additions:
    Flight equipment, including advance payments                  (381)   (255)
    Ground property and equipment                                 (177)   (113)
  Decrease (increase) in short-term investments, net                25    (355)
  Debtor-in-possession loan repayment                                -     115
  Proceeds from sale of flight equipment                            23      99
                                                                ------  ------
    Net cash used in investing activities                         (510)   (509)
                                                                ------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                                          24       -
  Payments on long-term debt and capital lease obligations        (267)   (557)
  Net short-term borrowings                                          -      29
  Cash dividends                                                   (83)    (83)
                                                                ------  ------
    Net cash used in financing activities                         (326)   (611)
                                                                ------  ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (177)   (536)
Cash and cash equivalents at beginning of period                 1,233   1,302
                                                                ------  ------

Cash and cash equivalents at end of period                      $1,056  $  766
                                                                ======  ======

                             DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                  (Unaudited)


 1. ACCOUNTING AND REPORTING POLICIES:

    The Company's accounting and reporting policies are summarized in Note 1 (page 27) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals (except with respect to the $556 million pretax charge for restructuring and other non-recurring charges discussed in Note 11), necessary for a fair statement of results for the interim periods.

    Effective January 1, 1996, Delta began recording revenue from charter operations as passenger revenue. Prior to that date, revenue from charter operations had been recorded as other operating revenue, net. Certain amounts in the Consolidated Statements of Operations for the three months and nine months ended March 31, 1995, and the nine months ended March 31, 1996, have been reclassified to conform with the current financial statement presentation.

    During fiscal 1996, Delta elected to adopt before its required implementation date Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).


 2. INVESTMENTS IN DEBT AND EQUITY SECURITIES:

    At March 31, 1996, the gross unrealized gain on the Company's investment in Singapore Airlines Limited was $184 million and the gross unrealized gain on the Company's investment in Swissair, Swiss Air Transport Company Ltd. was $25 million. The $132 million unrealized gain, net of the related $77 million deferred tax provision, on these investments is reflected in stockholders' equity.

    Delta's other investments in available-for-sale securities are recorded as short-term investments in the Company's Consolidated Balance Sheets. The proceeds from sales of these securities during the March 1996 quarter totaled $143 million, which resulted in a realized loss, computed on a specific identification basis, of less than $1 million. The net unrealized gain on short-term investments reflected in stockholders' equity at March 31, 1996, was less than $1 million, net of the related tax benefit.

3.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

     Fuel Hedging

     Under the Company's fuel hedging program, the Company may enter into certain contracts with counterparties, not to exceed one year in duration, to manage the Company's exposure to increases in jet fuel prices. Gains and losses resulting from fuel hedging transactions are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into hedging contracts are recorded as a prepaid expense and amortized to fuel expense over the respective contract periods. At March 31, 1996, the fair value of outstanding contracts was immaterial.

     The Company is exposed to losses in the event of non-performance by counterparties to fuel hedging transactions, but it does not expect any counterparty to fail to meet its obligations. To manage its credit risk, the Company selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty.


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

4.  SALE OF RECEIVABLES:

    During fiscal 1995, Delta elected to discontinue selling new receivables under a revolving accounts receivable facility, and the Senior Certificate related to this facility, which was in the principal amount of $229 million at June 30, 1995, was reduced to $0 on August 14, 1995. This transaction was recorded as a reduction of cash from operating activities in the Company's Consolidated Statements of Cash Flows for the nine months ended March 31, 1996, and an increase in accounts receivable on the Company's Consolidated Balance Sheets at March 31, 1996. For additional information regarding the sale of receivables, see Note 5 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.


5.  LONG-TERM DEBT:

    During the March 1996 quarter, the Company voluntarily repurchased and retired $98 million principal amount of its long-term debt. As a result of these transactions, the Company recognized a net pretax loss of $7 million during the quarter ended March 31, 1996; this amount is included in miscellaneous, net in the Company's Consolidated Statements of Operations.

    The Company's 1995 Bank Credit Agreement provides for unsecured borrowings of up to $1.25 billion on a revolving basis until September 26, 2000. At March 31, 1996, no borrowings were outstanding under the 1995 Bank Credit Agreement, but there is currently outstanding a letter of credit in the amount of $470 million to credit enhance the Delta Family-Care Savings Plan's 1990 Series C Guaranteed Serial ESOP Notes, which are guaranteed by Delta. The letter of credit, which is utilizing $470 million of the available commitment under the 1995 Bank Credit Agreement, covers the $290 million outstanding principal amount of the 1990 Series C Guaranteed Serial ESOP Notes, up to $148 million of Make Whole Premium Amount and approximately one year of interest on the 1990 Series C Guaranteed Serial ESOP Notes. For additional information regarding Delta's long-term debt, including the 1990 Series C Guaranteed Serial ESOP Notes, see Note 4 (page
    8) of the Notes to Consolidated Financial Statements in Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and Note 7 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders. As of May 6, 1996, Delta's long-term senior unsecured debt was rated Baa3 by Moody's and BB+ by Standard & Poor's.

    During the nine months ended March 31, 1996 and 1995, Delta made cash interest payments, net of interest capitalized, of $151 million and $159 million, respectively.

6.  AIRCRAFT PURCHASE AND SALE COMMITMENTS:

    On January 29, 1996, Delta and The Boeing Company (Boeing) amended certain contracts under which Delta purchases aircraft from Boeing. As a result of these amendments, Delta received refunds of certain advance payments from Boeing. These refunds were in excess of amounts Delta paid for flight equipment, including advance payments, during the quarter ended March 31, 1996. For additional information regarding the Boeing contract amendments, see Note 6 (page 12) of the Notes to Consolidated Financial Statements in Delta's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1995.

    At March 31, 1996, the Company's aircraft fleet, purchase commitments and options were:


                       CURRENT FLEET
                   -----------------------
     AIRCRAFT TYPE   OWNED  LEASED  TOTAL  ORDERS  OPTIONS
    ---------------  -----  ------  -----  ------  -------
    B-727-200          106      26    132       -        -
    B-737-200            1      53     54       -        -
    B-737-300            -      13     13       -        -
    B-757-200           45      41     86       4       29
    B-767-200           15       -     15       -        -
    B-767-300            2      24     26       2        -
    B-767-300ER          9       7     16      15       14
    L-1011-1            31       -     31       -        -
    L-1011-200           1       -      1       -        -
    L-1011-250           6       -      6       -        -
    L-1011-500          17       -     17       -        -
    MD-11                4       7     11       4       21
    MD-88               63      57    120       -       19
    MD-90               11       -     11      28       50
                       ---     ---    ---      --      ---
                       311     228    539      53      133
                       ===     ===    ===      ==      ===

   The aircraft orders include eight MD-90 aircraft scheduled for delivery after fiscal 1996 that are subject to reconfirmation by Delta. The MD-88 aircraft options may be converted to MD-90 aircraft orders, and the B-767-300ER aircraft options may be converted to B-767-300 aircraft orders, at Delta's election.

   Subsequent to March 31, 1996, Delta accepted delivery of one MD-11 aircraft and one MD-90 aircraft. Additionally, Delta returned three B-727-200 aircraft to their lessors.

    Future expenditures for aircraft, engines and engine hushkits on firm order at March 31, 1996, are estimated to be $2.5 billion, excluding aircraft orders subject to reconfirmation by Delta, as follows:



                                             AMOUNT
              YEARS ENDING JUNE 30        (IN MILLIONS)
              --------------------        -------------

          Remainder of fiscal year 1996         $  190
          1997                                     860
          1998                                     850
          1999                                     460
          2000                                      70
          After 2000                                90
                                                ------
                                       Total    $2,520
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

9.  STOCKHOLDERS' EQUITY:

    During the March 1996 quarter, the Company issued 169,110 common shares, at an average price of $53.08 per share, under the 1989 Stock Incentive Plan, 2,092 common shares, at an average price of $75.15 per share, under the Dividend Reinvestment and Stock Purchase Plan, and 29 common shares, at an average price of $74.72 per share, under the Non-Employee Directors' Stock Plan. The Company also issued 2,223 common shares upon the conversion of 2,922 depositary shares (each of which represents 1/1,000th of a share of Series C Convertible Preferred Stock), and 151 common shares upon the conversion of less than $1 million principal amount at stated maturity of the 3.23% Convertible Subordinated Notes due 2003. Additionally, during the March 1996 quarter, the Company transferred from its treasury, at an average cost of $67.80 per share, 50,815 common shares to the Delta Family-Care Savings Plan and 37 common shares under the 1989 Stock Incentive Plan.

    At March 31, 1996, 5,355,400 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,791,417 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 17,486,809 common shares were reserved for conversion of the Series C Convertible Preferred Stock; and 10,147,579 common shares were reserved for conversion of the 3.23% Convertible Subordinated Notes due 2003.


10. INCOME TAXES:

    Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

    The Company made income tax payments in excess of refunds received of $191 million and $25 million during the nine months ended March 31, 1996 and 1995, respectively.


11. RESTRUCTURING CHARGES:

    During the March 1996 quarter, Delta recorded a $556 million pretax charge for restructuring and other non-recurring charges. The charges include a $452 million write-down of Delta's Lockheed L-1011 fleet and related assets. In connection with its decision to accelerate the replacement of its 55 L-1011 aircraft fleet, the Company performed an evaluation to determine, in accordance with SFAS 121, if future cash flows (undiscounted and without interest charges) expected to result from the use and the eventual disposition of the L-1011 fleet will be less than the aggregate carrying amount of the L-1011 aircraft and related assets. As a result of the evaluation, the Company's management determined that the estimated future cash flows expected to be generated by L-1011 assets will be less than their carrying amount, and therefore the L-1011 assets are impaired as defined by SFAS 121. When impairment of an asset exists, entities are required to write-down the related asset to current fair market value. The reduced carrying amount is considered the new cost basis of the related assets under SFAS 121; accordingly, reduction of the L-1011 assets' original cost basis of approximately $1.738 billion, including the $452 million write-down noted above, is reflected in the accompanying Consolidated Balance Sheet at March 31, 1996. In determining fair market value of L-1011 assets, the Company considered recent transactions involving sales of L-1011 aircraft and market trends in disposition of aircraft.

    The remaining $104 million in restructuring and other non-recurring charges, net of reversals of approximately $45 million related to the Company's $526 million restructuring charge recorded in June 1994, represents expenses related to the continuation of the Company's Leadership
    7.5 cost reduction program, including previously announced non-pilot workforce reductions, lease termination and other costs associated with discontinued routes and abandoned facilities.


12. SUBSEQUENT EVENTS:

    On April 25, 1996, Delta's Board of Directors adopted, subject to stockholder approval, two broad-based non-qualified stock option programs for Delta personnel involving approximately 24.7 million shares of Delta common stock. For additional information see Part II, Item 5 of this Form 10-Q.

    On April 25, 1996, Delta's Board of Directors authorized the Company to repurchase up to 24.7 million shares of its common stock and common stock equivalents. For additional information see Part II, Item 5 of this Form 10-Q.

    On April 29, 1996, Delta and the Air Line Pilots Association, International entered into a new collective bargaining agreement for the Company's approximately 8,000 pilots, which provides for, among other things, an enhanced early retirement program for up to 500 pilots. For additional information see Part II, Item 5 of this Form 10-Q.

    At May 15, 1996, Delta had outstanding approximately $800 million principal amount at stated maturity of 3.23 % Convertible Subordinated Notes due June 15, 2003 (the Notes). On May 15, 1996, the Company gave notice that it has elected to redeem effective June 15, 1996 all of the outstanding Notes. For additional information see Part I, Item 2 of this Form 10-Q.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

FINANCIAL CONDITION

During the nine months ended March 31, 1996, Delta invested $381 million in flight equipment, net of advance payment refunds received from Boeing (see Note 6 of Notes to Consolidated Financial Statements), and $177 million in ground property and equipment; made payments of $267 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $216 million principal amount of long-term debt; and paid $83 million in cash dividends. The principal sources of these funds were $659 million of cash from operations, net of $229 million used to reduce to $0 the Senior Certificate related to the sale of receivables (see Note 4 of the Notes to Consolidated Financial Statements); $202 million from cash reserves; $24 million from the issuance of common stock; and $23 million from the sale of flight equipment. Cash and cash equivalents and short-term investments totaled $1.6 billion at March 31, 1996, compared to $1.8 billion at June 30, 1995. The Company may repurchase its long-term debt and common stock (including common stock equivalents) from time to time.

As of March 31, 1996, the Company had negative working capital of $604 million, compared to negative working capital of $427 million at June 30, 1995. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financings and proceeds from sale and leaseback transactions. At March 31, 1996, the Company had $780 million of credit available under its 1995 Bank Credit Agreement, subject to compliance with certain conditions. For additional information regarding Delta's long-term debt, see Note 5 of the Notes to Consolidated Financial Statements.

At March 31, 1996, long-term debt and capital lease obligations, including current maturities, totaled $3.1 billion, compared to $3.3 billion at June 30, 1995. Stockholders' equity was $1.8 billion at March 31, 1996 and June 30, 1995. The Company's debt-to-equity position, including current maturities, was 63% debt and 37% equity at March 31, 1996, compared to 65% debt and 35% equity at June 30, 1995.

At March 31, 1996, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $470 million under Delta's 1995 Bank Credit Agreement. Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes, see Note 7 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

At its meeting on April 25, 1996, Delta's Board of Directors declared cash dividends of five cents per common share and $875.00 per share of Series C Convertible Preferred Stock ($0.875 per depositary share), both payable June 1, 1996, to stockholders of record on May 9, 1996.

Currently, Delta has outstanding approximately $800 million principal amount at stated maturity of 3.23 % Convertible Subordinated Notes due June 15, 2003 (the Notes). On May 15, 1996, the Company gave notice that it has elected to redeem effective June 15, 1996 (the Redemption Date) all of the outstanding Notes at a redemption price equal to 78.23% of the principal amount at stated maturity of each Note, together with accrued and unpaid interest to the Redemption Date. The redemption price, together with accrued and unpaid interest to the Redemption Date, shall be due and payable on June 17, 1996. The Notes are convertible by the holders thereof into shares of Delta common stock at any time until 5 p.m. Eastern Daylight Time on June 17, 1996 at a conversion rate equal to 12.68 shares of common stock for each $1,000 principal amount at stated maturity of the Notes, subject to adjustment in certain circumstances. For additional information regarding the Notes, see Note 7 (page 30) of the Notes to Consolidated Financial Statements in Delta's 1995 Annual Report to Stockholders.

See Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q for information regarding the Company's write-down of its L-1011 fleet and related assets as part of a $556 million pretax charge for restructuring and other non-recurring charges.

See Part II, Item 5 of this Form 10-Q for information regarding (1) the Company's new collective bargaining agreement with the Company's pilots; (2) the Board of Director's adoption, subject to stockholder approval, of two broad based stock option programs for Delta personnel involving approximately 24.7 million shares of Delta common stock; (3) the Board of Directors' authorizing the Company to repurchase up to 24.7 million shares of its common stock and common stock equivalents; (4) Delta employee attendance at regularly scheduled quarterly meetings of Delta's Board of Directors; and (5) other compensation matters regarding Company personnel.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995
- ------------------------------------------

For the quarter ended March 31, 1996, Delta recorded an unaudited net loss of $276 million ($5.77 primary and fully diluted loss per common share after preferred stock dividend requirements) and an operating loss of $387 million. For the quarter ended March 31, 1995, the Company recorded a net loss of $11 million ($0.66 primary and fully diluted loss per common share after preferred stock dividend requirements) and operating income of $40 million. The March 1996 quarter results include a $556 million pretax charge for restructuring and other non-recurring charges which are primarily non-cash expenses. For additional information regarding these charges, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Excluding the effect of the $556 million pretax charge, the Company recorded unaudited net income of $63 million ($.80 primary and fully diluted income per common share after preferred stock dividend requirements) and operating income of $169 million for the quarter ended March 31, 1996.

The improvement in operating results for the March 1996 quarter (excluding the $556 million pretax charge) compared to the March 1995 quarter reflects a 2% increase in operating revenues and a 2% decrease in operating expenses primarily due to initiatives under the Company's Leadership 7.5 cost reduction program.

Operating revenues in the March 1996 quarter totaled $2.96 billion, an increase of 2% from $2.90 billion in the March 1995 quarter. Passenger revenue increased 3% to $2.77 billion, reflecting a 6% increase in revenue passenger miles, partially offset by a 3% decline in the passenger mile yield. The increase in passenger traffic and the decrease in passenger mile yield is primarily due to discount fare promotions resulting from the continued presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue decreased 6% to $126 million, as cargo ton miles declined 7% while the cargo ton mile yield increased less than 1%. The decrease in cargo ton miles and increase in the ton mile yield are primarily due to the cancellation of service on certain international routes and the resulting decrease in the average cargo trip length. All other revenue, net decreased 23% to $64 million, mainly due to a one-time refund of certain employee transportation charges and lower revenues from certain marketing programs.

Operating expenses for the March 1996 quarter totaled $3.35 billion, an increase of 17% from the March 1995 quarter. Operating capacity increased less than 1% to 31.63 billion available seat miles, and operating cost per available seat mile increased 17% to 10.59 cents. Excluding the $556 million pretax charge recorded in the March 1996 quarter, operating cost per available seat mile decreased 3% to 8.84 cents. Salaries and related costs decreased 2%, primarily due to a 5% reduction in full-time equivalent employees and reductions in related benefits costs, partially offset by accruals under the Company's profit sharing programs. The decrease in full-time equivalent employees was primarily due to workforce reductions under the Company's Leadership 7.5 cost reduction program. Aircraft fuel expense increased 14%, as the average price per fuel gallon increased 15% to 60.39 cents while fuel gallons consumed decreased 1%. Passenger commissions declined 15%, mainly due to lower base commission rates. Contracted services expense rose 21%, primarily the result of increased outsourcing of certain airport functions, and higher expenses associated with inclement winter weather. Depreciation and amortization expense rose 6%, the result of increased aircraft depreciation and amortization due to the acquisition of additional owned aircraft and the extension of leases on 40 B-737-200 aircraft in the June 1995 quarter which, for accounting purposes, resulted in these leases being reclassified from operating leases to capital leases. The increase in depreciation and amortization expense was partially offset by certain international routes becoming fully amortized. Other selling expenses decreased 8%, primarily due to lower advertising and promotion expenses, partially offset by increased booking fee payments to computer reservations system providers. Aircraft rent expense decreased 19% due to the return of certain aircraft to lessors and the extension of leases on 40 B-737-200 aircraft as discussed previously. Facilities and other rent decreased 25%, due to certain facilities rent accrual adjustments, the subleasing of certain airport facilities and the reclassification of certain unoccupied airport facilities costs to nonoperating categories. Aircraft maintenance materials and outside repairs expense declined 19%, mainly the result of lower engine and airframe materials usage and the elimination of certain engine types from service due to fleet simplification. Passenger service expense decreased 5%, the result of ongoing cost control programs. Landing fees decreased 9%, mainly reflecting favorable rate adjustments and credits received at certain airports. All other operating expenses increased 17%, primarily reflecting the October 1, 1995 expiration of the exemption from the 4.3 cents per gallon federal tax on commercial aviation jet fuel used in domestic operations as well as higher supplies and inconvenienced passenger expenses resulting from the inclement winter weather, partially offset by increased services provided to outside parties.

Nonoperating expense in the March 1996 quarter totaled $59 million, compared to nonoperating expense of $51 million in the March 1995 quarter. Interest expense decreased 20% to $56 million, due to a lower average level of long-term debt, partially offset by an increase in interest related to the extension and reclassification of the B-737-200 aircraft leases previously discussed.
Interest income decreased 14% to $18 million, primarily due to lower interest rates and a lower average level of short-term investments. Miscellaneous expense, net increased to $27 million in the March 1996 quarter from $10 million in the March 1995 quarter, due to equity losses from associated companies, costs associated with the voluntary repurchase and retirement of long-term debt, and foreign exchange losses.

Pretax losses of $446 million for the March 1996 quarter resulted in an income tax credit of $170 million. After a $22 million provision for preferred stock dividends, the net loss attributable to common stockholders was $298 million.

Nine Months Ended March 31, 1996 and 1995
- -----------------------------------------

For the nine months ended March 31, 1996, Delta recorded an unaudited net loss of $6 million ($1.39 primary and fully diluted loss per common share after preferred stock dividend requirements) and operating income of $167 million. For the nine months ended March 31, 1995, the Company recorded net income of $157 million ($1.80 primary and fully diluted income per common share after preferred stock dividend requirements) and operating income of $212 million.

The results for the nine months ended March 31, 1996 include a $556 million pretax charge for restructuring and other non-recurring charges which are primarily non-cash expenses. For additional information regarding these charges, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Net income for the nine months ended March 31, 1995 includes a one-time $114 million after-tax benefit ($2.25 primary and fully diluted benefit per common share) related to the adoption, effective July 1, 1994, of SFAS 112, "Employers' Accounting for Postemployment Benefits" (see Note 7 of the Notes to Consolidated Financial Statements).

Excluding the effect of the $556 million pretax charge, the Company recorded unaudited net income of $333 million ($5.20 primary and $4.36 fully diluted income per common share after preferred stock dividend requirements) and operating income of $723 million for the nine months ended March 31, 1996.

The improvement in operating results for the nine months ended March 31, 1996 (excluding the $556 million pretax charge), compared to the nine months ended March 31, 1995, reflects a 1% increase in operating revenues and a 4% decrease in operating expenses primarily due to initiatives under the Company's Leadership 7.5 cost reduction program.

Operating revenues for the nine months ended March 31, 1996 increased 1% to $9.10 billion. Passenger revenue increased 2% to $8.49 billion, reflecting a 2% improvement in the passenger mile yield. Revenue passenger miles remained virtually unchanged. The improvement in passenger mile yield is primarily due to higher average fare levels in domestic and certain international markets. Passenger revenue for the nine months ended March 31, 1996 and 1995, was negatively impacted by the presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue decreased 9% to $389 million, as cargo ton miles declined 10% while the ton mile yield increased 1%. The decrease in cargo ton miles and increase in the ton mile yield are primarily due to the cancellation of service on certain international routes and the resulting decrease in the average cargo trip length. All other revenue, net decreased 7% to $220 million, mainly due to a one-time refund of certain employee transportation charges and lower revenues from certain marketing programs.

Operating expenses for the nine months ended March 31, 1996 totaled $8.93 billion, an increase of 2% from the nine months ended March 31, 1995. Operating capacity decreased less than 1% to 97.25 billion available seat miles, and operating cost per available seat mile increased 2% to 9.18 cents. Excluding the $556 million pretax charge recorded in the nine months ended
March 31, 1996, operating cost per available seat mile decreased 4% to 8.61 cents. Salaries and related costs decreased 5%, primarily due to a 5% reduction in full-time equivalent employees and reductions in related benefits costs, partially offset by accruals under the Company's profit sharing programs. The decrease in full-time equivalent employees was primarily due to workforce reductions under the Company's Leadership 7.5 cost reduction program. Aircraft fuel expense increased 3%, as the average price per fuel gallon increased 5% to
57.30 cents while fuel gallons consumed decreased 2%. Passenger commissions declined 15%, mainly due to the implementation of a maximum commission payment on domestic tickets and lower base commission rates. Contracted services expense rose 31%, primarily the result of increased outsourcing of certain airport functions. Depreciation and amortization expense increased 2%, the result of increased aircraft depreciation and amortization due to the acquisition of additional owned aircraft and the extension of the 40 B-737-200 aircraft leases previously discussed, partially offset by the transfer of certain ground equipment to associated companies and certain international routes becoming fully amortized. Other selling expenses decreased 7%, primarily due to lower advertising and promotion expense, partially offset by increased booking fee payments to computer reservations system providers. Aircraft rent expense decreased 19% due to the return of certain aircraft to lessors and the extension of the 40 B-737-200 aircraft leases previously discussed. Facilities and other rent decreased 6%, primarily due to certain facilities rent accrual adjustments, the subleasing of certain airport facilities and the reclassification of certain airport facilities costs to nonoperating categories. Aircraft maintenance materials and outside repairs expense declined 10%, mainly due to lower engine and airframe materials usage and the elimination of certain engine types from service due to fleet simplification.

Passenger service expense decreased 18%, the result of ongoing cost control programs. Landing fees decreased 7%, mainly reflecting favorable rate adjustments and credits received at certain airports. All other operating expenses decreased 2%, primarily reflecting increased services provided to outside parties, partially offset by the October 1, 1995 expiration of the exemption from the 4.3 cents per gallon federal tax on commercial aviation jet fuel used in domestic operations.

Nonoperating expense for the nine months ended March 31, 1996, totaled $154 million, compared to $124 million in the nine months ended March 31, 1995. Interest expense decreased 7% to $204 million, due to a lower average level of long-term debt, partially offset by an increase in interest related to the extension and reclassification of the 40 B-737-200 aircraft leases previously discussed. Interest income decreased 8% to $65 million, primarily due to lower interest rates and a lower average level of short-term investments. Miscellaneous expense, net was $35 million for the nine months ended March 31, 1996, primarily due to costs associated with the voluntary repurchase and retirement of long-term debt and foreign exchange losses, compared to miscellaneous income, net of $2 million for the nine months ended March 31, 1995.

Pretax income of $13 million for the nine months ended March 31, 1996, was reduced by an income tax provision of $19 million. After a $66 million provision for preferred stock dividends, the net loss attributable to common stockholders was $72 million.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of March 31, 1996 and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Arthur Andersen LLP


Atlanta, Georgia
May 6, 1996

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

As reported on page 16 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and page 17 of Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, travel agents and a travel agency trade association have filed more than 30 class action antitrust lawsuits in various federal district courts against various airlines, including Delta, that implemented new travel agent commission cap programs. The plaintiffs, who are seeking unspecified treble damages under the antitrust laws and an injunction to prevent the airlines from maintaining the new commission cap programs, allege that the defendants conspired to reduce the commissions paid to travel agents in violation of the Sherman Act. These cases have been consolidated for pretrial proceedings before the United States District Court in Minneapolis which, on September 27, 1995, denied a motion by the airline defendants to permit an immediate appeal of the District Court's ruling denying the airlines' motions for summary judgment. The jury trial of these actions is scheduled to begin on September 4, 1996.

As reported on page 22 of Delta's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1995, on November 9, 1995, ValuJet Airlines, Inc. (ValuJet) filed a lawsuit against Delta and Trans World Airlines, Inc. (TWA) in the United States District Court for the Northern District of Georgia alleging, among other things, that (1) TWA breached an alleged agreement to lease certain takeoff/landing slots (Slots) at New York's LaGuardia Airport (LaGuardia) to ValuJet; (2) Delta tortiously interfered with the alleged contract between ValuJet and TWA; (3) Delta and TWA conspired to restrain trade in violation of
Section 1 of the Sherman Act; and (4) Delta engaged in acts of monopolization and attempted monopolization in violation of Section 2 of the Sherman Act. ValuJet, which has requested a jury trial, is seeking injunctive relief, unspecified compensatory damages, treble damages under the antitrust laws, punitive damages, costs and attorney's fees, and such other relief as the Court deems appropriate. On November 17, 1995, the District Court denied ValuJet's motion for a preliminary injunction. On December 7, 1995, Delta filed its answer denying liability and asserting various affirmative defenses. On February 15, 1996, Delta and TWA filed separate motions for summary judgment; ValuJet is opposing these motions.

As reported on page 22 of Delta's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1995, on January 10, 1996, a purported class action complaint was filed against Delta and TWA in the United States District Court for the Eastern District of New York, on behalf of persons who purchased tickets on Delta for travel between LaGuardia and Atlanta beginning November 1, 1995. The named plaintiff, who has requested a jury trial, makes antitrust allegations and claims similar to those asserted by ValuJet in the lawsuit described in the preceding paragraph. The named plaintiff seeks, on behalf of the purported class, unspecified compensatory damages, treble damages under the antitrust laws, injunctive relief, costs and attorney's fees, and such other relief as the Court deems appropriate. On April 11, 1996, the United States District Court for the Eastern District of New York granted Delta's and TWA's motions to transfer this lawsuit to the United States District Court for the Northern District of Georgia.

Item 5. Other Information
- -------------------------

New Collective Bargaining Agreement
- -----------------------------------

On April 29, 1996, Delta and the Air Line Pilots Association, International
(ALPA) entered into a new collective bargaining agreement for the Company's approximately 8,000 pilots. The following summary of certain provisions of the new collective bargaining agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, all the provisions of the new collective bargaining agreement, which is being filed with this Form 10-Q as Exhibit 10.

The new collective bargaining agreement, which generally became effective May 1, 1996, has a four-year term. It provides for, among other things, (1) a 2% reduction in base salaries for four years, after which period the 2% reduction will be rescinded; (2) reductions in certain other pay-related areas and benefits; (3) certain productivity improvements, including changes in staffing requirements; (4) additional pay reductions and productivity improvements relating to the operation of the Company's B-737-200 aircraft, subject to certain conditions; (5) job security protections for currently active pilots and the recall of the approximately 260 remaining pilots on furlough by July 1, 1997; (6) a prohibition on the Company's engaging in code sharing with respect to aircraft with over 70 seats that are operated by another U.S. airline, subject to certain exceptions; (7) restrictions in certain circumstances on the Company's entering into new code sharing arrangements involving aircraft operated by foreign airlines; (8) an enhanced early retirement program for up to 500 pilots; (9) pilot participation in a profit sharing program; (10) a stock option plan for pilots providing for grants of stock options covering a total of ten million shares of Delta common stock in three equal installments; and (11) ALPA's right to appoint an associate non-voting member of Delta's Board of Directors.

ALPA has the right to reopen the new collective bargaining agreement in its entirety if there is a Change of Control (as defined) of Delta or if any required stockholder approval of the pilots' stock option plan is not obtained. Change of Control is defined in the new contract to include, among other things, the acquisition by a person or entity of more than 40% of Delta's outstanding common stock. The pilots' stock option plan and a similar stock option plan for nonpilot personnel will be presented to stockholders for approval as one proposal at Delta's 1996 Annual Meeting of Stockholders, which is scheduled for October 24, 1996.

Delta believes the new collective bargaining agreement will improve the Company's competitive position and make an important contribution to the Company's efforts to achieve its cost reduction goals. Delta currently estimates the new collective bargaining agreement, compared to the prior pilot contract, will result in total savings of approximately $100 million in fiscal year 1997, approximately $200 million in fiscal year 1998 and approximately $230 million in each of fiscal years 1999 and 2000, before considering any amounts to be paid under the pilots' profit sharing program.

The pilots' profit sharing program generally provides for profit sharing payments to eligible pilots for a particular fiscal year equal to the Company's Profit Performance Level (as defined) multiplied by a pilot's Annual Base Salary (as defined) for that year, and subtracting from that product a dollar amount equal to the Offset (as defined). The Profit Performance Level for a given fiscal year is the

Company's pretax income (after giving effect to profit sharing payments and excluding any gains or losses on the disposition of flight equipment and less preferred stock dividends) as a percent of the Company's total operating revenues for that year. No payments are made if the Profit Performance Level is less than 2%; the maximum Profit Performance Payment for purposes of the pilots' profit sharing program is 10%. The Offset for any given fiscal year is the product of a pilots' Annual Base Salary multiplied by the lesser of (1) 5%; or
(2) the percent of annual base salary (which is currently also 5%) by which profit sharing awards for such year are reduced for participants in the Company's profit sharing program for noncontract published scale personnel.


In connection with the pilots' enhanced early retirement program described above, the Company expects to record a one-time pretax charge of approximately $300 million in the June 1996 quarter, depending upon the number of pilots electing early retirement and other factors which are not precisely determinable at this time. Management believes that this charge is not likely to have a material adverse effect on Delta's consolidated financial condition or liquidity.


The above information regarding the cost savings that Delta currently anticipates under the new collective bargaining agreement is forward-looking, and the actual results could differ materially from the results that Delta currently anticipates. The specific factors and events that could cause the actual results to differ materially from the expected results include, among other things, (1) ALPA's exercising its right to reopen the new contract if there is a Change of Control of Delta or any required stockholder approval of the pilots' stock option plan is not obtained; (2) the number of B-737-200 aircraft that Delta utilizes under reduced operating costs; (3) aircraft deployment and utilization rates; and (4) competitive factors and general economic conditions.

Broad Based Stock Option Programs
- ---------------------------------

On April 25, 1996, Delta's Board of Directors adopted, subject to stockholder approval, two broad-based non-qualified stock option programs for Delta personnel involving approximately 24.7 million shares of Delta common stock. Under the two broad-based plans, nonqualified stock options will be granted to Delta employees in their individual capacity. One plan is for approximately 47,000 Delta employees who are permanent full-time non-pilot personnel or non-contract international personnel, and have one year of Delta service at the time of each grant. The second plan is for approximately 8,000 Delta pilots.

The non-pilot and pilot plans involve stock options for 14.7 million and 10 million common shares, respectively. The size of the two plans is intended to provide for an equivalent potential financial return for both nonpilots and pilots as a percentage of base salary. Both plans provide for grants in three equal annual installments at a stock option exercise price equal to the opening price of Delta common stock on the New York Stock Exchange on the grant date. The first grant is expected to occur soon after the Annual Meeting of Stockholders in October 1996. Stock options awarded under these plans will generally be exercisable beginning one year after their grant date and ending 10 years after the grant date. Stock options awarded under these plans are not transferable other than upon the death of the person granted the option.

The pilot stock option plan is part of the new collective bargaining agreement between the Company and ALPA. As discussed above, ALPA has the right to reopen the new collective bargaining agreement in its entirety if any required stockholder approval of the pilot plan is not obtained.

The stock option plans are subject to stockholder approval at Delta's 1996 Annual Meeting of Stockholders which is scheduled for October 24, 1996. Because the two plans are related elements of Delta's program to more closely align the interests of Delta people and stockholders and to link a portion of compensation to performance, the two plans will be presented to stockholders as one proposal.

Stock Repurchase Authorization
- ------------------------------

On April 25, 1996, Delta's Board of Directors authorized the Company to repurchase up to 24.7 million shares of its common stock and common stock equivalents. Under this authorization, the Company may repurchase up to 6.2 million of these shares before the initial stock option grants under the broad-based stock option plans become exercisable, and repurchase the remaining shares as Delta personnel exercise their options. The stock repurchase program becomes effective immediately. Repurchases will be subject to market conditions and may be made on the open market or in privately negotiated transactions.

Employee Attendance at Board Meetings
- -------------------------------------

Beginning with its July 1996 meeting, Delta's Board of Directors has invited representatives of Delta personnel to attend regularly scheduled, quarterly meetings of the Board of Directors. As part of the recently ratified collective bargaining agreement with ALPA, one pilot representative will attend. Other Delta personnel will be represented through a new Delta Personnel Board Council (Council) made up of one representative each from seven different personnel groups:

Airport Customer Service/Cargo; In-Flight Service; Technical Operations; Reservations Sales; Operational Support/Clerical; Field Sales/Sales Support Center; and Supervisory/Administrative. The Council will choose three of its members to represent the Council at each regularly scheduled, quarterly meeting of the Board of Directors. Neither the Council representatives nor the pilot representative will have voting rights at Delta's Board meetings.


Other Compensation Matters

Substantially all of Delta's U.S.-based non-contract personnel participate in the Company's profit sharing programs. Under these programs, participants may receive, subject to certain conditions, payments that are based on the Company's profitability during the fiscal year. During the year, the Company accrues amounts estimated to be payable under these programs.

Effective February 1, 1996, Delta restored to the base salaries of personnel who participate in the Company's profit sharing programs the 5% reduction in base salaries that had been implemented on February 1, 1993. On February 23, 1996, personnel who participate in the profit sharing programs received a lump sum advance profit sharing payment for fiscal 1996 equal to 5% of their base salaries from July 1, 1995 through January 31, 1996. The value of the 5% base salary restoration and the early profit sharing payment will be offset against any profit sharing awards earned for fiscal 1996. Therefore, these changes are not expected to result in an increase in operating expenses for fiscal 1996.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

     10. Agreement dated April 29, 1996 between Delta Air Lines, Inc. and the Air Line Pilots in the service of Delta Air Lines, Inc. as represented by the Air Lines Pilots Association, International.

     11.  Statement regarding computation of per share earnings.

     12.  Statement regarding computation of ratio of earnings to fixed charges.

     15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

     27.  Financial Data Schedule    (For SEC use only).

(b)  Reports on Form 8-K:

          During the quarter ended March 31, 1996, Delta filed a Current Report on Form 8-K dated February 29, 1996 relating to the public offering of $79.6 million aggregate principal amount of 1996 Pass Through Certificates, Series A1 and A2.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Delta Air Lines, Inc.
                                          ------------------------------
                                                   (Registrant)



                                          By:   /s/ Thomas J. Roeck, Jr.
                                          ------------------------------
                                                Thomas J. Roeck, Jr.
                                           Senior Vice President -Finance
                                            and Chief Financial Officer



May 15, 1996
- ------------
   (Date)