Form 10-K
period 1996-06-30
DELTA AIR LINES INC /DE/
filed 1996-09-30
CIK 27904

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          Commission file number 1-5424


                             DELTA AIR LINES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                           58-0218548
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

Hartsfield Atlanta International Airport
         Atlanta, Georgia                                            30320
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:              (404) 715-2600

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
                 Title of each class                        which registered
                 -------------------                        -----------------
Common Stock, par value $3.00 per share              New York Stock Exchange
Preferred Stock Purchase Rights                      New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act:
                                    None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]      No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


        The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 30, 1996, was approximately $5,450,766,000. As of August 30, 1996, 77,045,178 shares of the registrant's common stock were outstanding.

                      Documents Incorporated By Reference

        Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1996 Annual Report to Stockholders. Parts I and III of this Form 10-K incorporate by reference certain information from the registrant's definitive Proxy Statement dated September 16, 1996, for its Annual Meeting of Stockholders to be held on October 24, 1996.

================================================================================

                             DELTA AIR LINES, INC.

                                     PART I

ITEM 1. BUSINESS

General Description

        Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier providing scheduled air transportation for passengers, freight and mail over a network of routes throughout the United States and abroad. Based on calendar 1995 data, Delta is the largest United States airline as measured by aircraft departures and passengers enplaned, and the third largest United States airline as measured by operating revenues and revenue passenger miles flown. As of August 16, 1996, the Company served 153 domestic cities in 43 states, the District of Columbia, Puerto Rico and the United States Virgin Islands, as well as 44 cities in 25 foreign countries.

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

        Delta conducts operations in various foreign countries, principally in North America, Europe and Asia. Operating revenues from the Company's foreign operations were approximately $2.7 billion, $2.6 billion and $2.5 billion in the years ended June 30, 1996, 1995 and 1994, respectively.

        For the year ended June 30, 1996, passenger revenues accounted for 93% of Delta's operating revenues. Cargo revenues, which include freight and mail, accounted for 4% of Delta's operating revenues, and other sources accounted for 3% of the Company's operating revenues.

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

        The FAA has implemented a number of requirements which are incorporated into Delta's maintenance programs. These matters relate to, among other things, inspection and maintenance of aging aircraft, and corrosion control.

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

        The system passenger mile yield was virtually unchanged in fiscal 1996 compared to fiscal 1995. The domestic passenger mile yield decreased 1%, the result of discount fare promotions and the continued presence of low-cost, low-fare carriers in markets served by Delta. The international passenger mile yield increased 2%, primarily due to higher average fare levels in certain international markets.

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

        International alliances between foreign and domestic carriers, such as the marketing and code sharing arrangements between British Airways Plc and USAir, Inc., KLM-Royal Dutch Airlines and Northwest Airlines, Inc., and Lufthansa German Airlines and United Air Lines, Inc., have significantly increased competition in international markets. A proposed marketing alliance between British Airways Plc and American Airlines, Inc. is under review by United States governmental authorities. Through code sharing arrangements with United States carriers, foreign carriers have obtained access to interior United States passenger traffic. Similarly, United States carriers have increased their ability to sell transatlantic services and destinations to and beyond European cities.

        On June 14, 1996, Delta, Swissair, Sabena Belgian World Airlines and Austrian Airlines received antitrust immunity from the DOT to pursue a global marketing alliance. The alliance agreements establish a legal framework, subject to the negotiation of definitive operating agreements, to allow the four carriers to form a transatlantic air transport system which would link Delta's domestic hub system with the European hubs of Swissair, Sabena and Austrian Airlines. The alliance will enable the carriers to pursue a coordinated approach to worldwide sales and marketing; common pricing and inventory control; coordination of airline schedules and route planning; and the pooling of revenues on code share flights.

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

        Certain of Delta's international route authorities are subject to periodic renewal requirements. Delta requests extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance of this result. Dormant authority may not be renewed in some cases, especially where another United States carrier indicates a willingness to provide service.

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

        Most of Delta's international code sharing arrangements operate in discrete international city pairs. Delta purchases seats that are marketed under Delta's "DL" designator code and sells seats that are marketed under foreign carriers' two-letter designator code pursuant to code sharing arrangements with certain foreign airlines.

Slot Allocations

        Operations at four major United States and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA regulates slot allocations at Kennedy Airport in New York, LaGuardia Airport in New York, National Airport in Washington, D. C., and O'Hare International Airport in Chicago. The Delta Shuttle requires slot allocations at LaGuardia and National Airports, as do Delta's other operations at those four airports. Certain foreign airports, including Delta's European hub in Frankfurt, also have slot allocations.

        Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Delta Express

        On October 1, 1996, Delta plans to begin Delta Express, a low-fare business unit within Delta that will operate a dedicated fleet of Boeing 737-200 aircraft in certain highly competitive, leisure-oriented markets within Delta's system. Delta Express will initially serve 10 cities in the northeast and midwest with 62 daily non-stop flights to Orlando and four other Florida cities.

The Delta Connection

        Delta has marketing agreements with four air carriers serving principally the following areas of the United States: Atlantic Southeast Airlines, Inc. ("ASA") operates in the Southeast through Atlanta and in the Southwest through Dallas/Ft. Worth; Business Express, Inc. operates in the Northeast through Boston and New York; Comair, Inc. ("Comair") serves Florida and operates in the Midwest through Cincinnati; and SkyWest Airlines, Inc. ("SkyWest") serves California and operates in other western states through Salt Lake City. These carriers, which are known as "Delta Connection" airlines, use Delta's "DL" code on their flights and exchange connecting traffic with Delta. At June 30, 1996, Delta held equity interests in ASA, Comair Holdings, Inc. (the parent of Comair) and SkyWest, Inc. (the parent of SkyWest) of 26%, 21% and 15%, respectively.

Computer Reservation System Partnership

        Delta owns 38% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines, Inc., Trans World Airlines, Inc. and ABACUS Distribution Systems Pte Ltd. own 32%, 25% and 5%, respectively, of WORLDSPAN.

        CRS services are used primarily by travel agents to book airline, hotel, car rental and other travel reservations and issue airline tickets. CRS services are provided by several companies in the United States and worldwide. In the United States, other CRS competitors are SABRE (owned by American Airlines, Inc.), the Galileo International Partnership (owned by United Air Lines, Inc., USAir, Inc. and certain foreign carriers) and System One AMADEUS (owned by Continental Airlines, Inc., AMADEUS and Electronic Data Systems Corporation). CRS vendors are subject to regulations promulgated by the DOT and certain foreign governments.

        The CRS industry is highly competitive. Delta believes that, based on the number of travel agents in the United States using a CRS, WORLDSPAN ranks third, behind SABRE and the Galileo International Partnership, in market share among travel agents in the United States.

Fuel

        Delta's operations are significantly affected by the availability and price of jet fuel. Based on the Company's fiscal 1996 jet fuel consumption, a one-cent change in the average annual price per gallon of jet fuel would have caused an approximately $25 million change in Delta's annual fuel costs. The following table shows Delta's jet fuel consumption and costs for fiscal years 1992-1996.



              Gallons                                            Percent of
Fiscal        Consumed        Cost            Average Price      Operating
Year         (Millions)       (Millions)      Per Gallon         Expenses*
- ----          --------        ----------      ----------         ---------
1992           2,384          $1,482              62.19c.           13%
1993           2,529           1,592              62.95             13
1994           2,550           1,411              55.34             12
1995           2,533           1,370              54.09             12
1996           2,500           1,464              58.53             13

- --------------
* Excluding restructuring and other non-recurring charges

        Aircraft fuel expense increased 7% in fiscal 1996 compared to fiscal 1995, as the average fuel price per gallon rose 8% to 58.53c., partially offset by a 1% reduction in gallons consumed.

        Changes in jet fuel prices have industry-wide impact and benefit or harm Delta's competitors as well as Delta. Accordingly, lower jet fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

        Delta's jet fuel contracts do not provide material protection against price increases or for assured availability of supplies. The Company purchases most of its jet fuel from petroleum refiners under contracts which establish the price based on various market indices. The Company also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which permit the refiners to set the price and give the Company the right to terminate upon short notice if the price is unacceptable. Information regarding Delta's fuel hedging program is set forth in Note 4 of the Notes to Consolidated Financial Statements on page 36 of Delta's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

        Although Delta is currently able to obtain adequate supplies of jet fuel, it is impossible to predict the future availability or price of jet fuel. Political disruptions in the oil producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future. Such shortages and price increases could have a material adverse effect on Delta's business.

        The Omnibus Budget Reconciliation Act of 1993 imposes a 4.3c. per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. Based on Delta's fiscal 1997 expected domestic fuel requirement of
2.1 billion gallons, the continued imposition of this
fuel tax will result in operating expense of approximately $90 million
annually.   Delta and other United States airlines are actively lobbying for a repeal of this tax.  The outcome of these efforts cannot be determined.

Personnel

        At June 30, 1996, Delta employed 60,289 full-time equivalent personnel, compared to 59,717 full-time equivalent personnel at June 30, 1995.

        The following table presents certain information concerning Delta's domestic collective bargaining agreements.



                 Approximate
                  Number of                            Contract
                  Personnel                            Amendable
Personnel Group  Represented         Union               Date
- ---------------  -----------  --------------------  ---------------
    Pilots          8,000       Air Line Pilots       May 2, 2000
                                  Association,
                                 International

    Flight           170      Professional Airline  January 1, 1998
Superintendents                  Flight Control
                                  Association

        Approximately 2,900 of Delta's personnel are based outside the United States. Delta personnel in certain foreign countries, including most of Delta's personnel in Germany, are represented by labor organizations.

        On April 24, 1996, Delta's Board of Directors adopted, subject to stockholder approval, two broad-based, non-qualified stock option plans ("Plans") for Delta personnel providing for the issuance of stock options to purchase 24.7 million shares of Delta common stock.

        One plan is for eligible non-pilot personnel and the other is for Company pilots. The non-pilot and pilot plans involve stock options to purchase 14.7 million and 10 million shares of Delta common stock, respectively. The non-pilot and pilot plans are being presented to stockholders as one proposal.

        The pilot stock option plan is an integral part of the new collective bargaining agreement between the Company and the Air Line Pilots Association, International ("ALPA"), which represents Delta's pilots. ALPA has the right to reopen the new collective bargaining agreement in its entirety if any required stockholder approval of the pilot stock option plan is not obtained, and Delta and ALPA are unable to reach agreement within 30 days on providing pilots with equivalent value to the pilot stock option plan.

        Information regarding the Plans and a summary of the Company's collective bargaining agreement with ALPA are set forth on pages 25-30, and Appendices B and C, of Delta's Proxy Statement dated September 16, 1996, and is incorporated herein by reference.

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

        On December 31, 1994, Delta operated 364 Stage 3 aircraft, constituting 67% of the Company's fleet, and thus complied with the first phase-out deadline. On June 30, 1996, Delta operated 368 Stage 3 aircraft, constituting 68% of its fleet. Accordingly, Delta expects to comply with the requirement for December 31, 1996, by operating a fleet comprised of at least 65% Stage 3 aircraft. Delta anticipates it will comply with the later compliance deadlines, although the Company has not yet determined which alternative it will select with respect to such deadlines.

        Delta has entered into definitive agreements to purchase (1) 46 shipsets of Stage 3 engine hushkits and 9 spare engine hushkits for B-727-200 aircraft between fiscal years 1995 and 2000; and (2) 25 shipsets of Stage 3 engine hushkits for B-737-200 aircraft between fiscal years 1997 and 2000.

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

        Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to the following federal Superfund Sites: the Operating Industries, Inc. Site in Monterey Park, California; the Peak Oil Site in Tampa, Florida; the Petroleum Products Corporation Site in Pembroke Park, Florida; and the Safety Engineered Disposal Site in Hillsboro, Ohio. Delta's alleged volumetric contribution to these sites is limited. Delta is also the subject of an administrative enforcement action brought by the Georgia Environmental Protection Division (the "Georgia EPD") concerning alleged violations of certain air permitting regulations and other provisions of the Clean Air Act and the Georgia air quality rules at Delta's aircraft maintenance facility at Hartsfield Atlanta International Airport. Delta has executed a consent order with the Georgia EPD, which includes a monetary penalty of $372,000 and an additional, not yet determined, monetary penalty covering certain emissions. Delta is currently aware of soil and/or ground water contamination present on its current or former leaseholds at several domestic airports; the Company has a program in place to investigate and, if appropriate, remediate these sites. Management presently believes that the resolution of these matters is not likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

        Effective May 1, 1995, Delta modified its frequent flyer program in certain respects. The modifications included reducing the threshold for a free travel award from 30,000 miles to 25,000 miles; making free travel awards more readily transferable; providing that miles earned expire in certain circumstances; and reducing minimum mileage credit.

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

        Delta estimates the potential number of roundtrip flight awards outstanding to be 7.9 million at June 30, 1994, 8.8 million at June 30, 1995 and 8.6 million at June 30, 1996. Of these earned awards, Delta expects up to approximately 5.1 million, 5.7 million and 5.7 million, respectively, to be redeemed. At June 30, 1994, 1995 and 1996, the accrued liability for these awards was $95 million, $101 million and $103 million, respectively. The difference between the roundtrip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; (2) be redeemed for something other than a free trip; or (3) be redeemed on another carrier participating in the program.

        Frequent flyer program participants flew 1.5 million, 2.0 million and
1.7 million free round-trips in fiscal years 1994, 1995 and 1996, respectively. These round-trips accounted for approximately 7%, 8% and 8% of the total passenger miles flown for the respective periods. Delta believes that the low percentage of free passenger miles, its load factor and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

Civil Reserve Air Fleet Program

        Delta is a participant in the Civil Reserve Air Fleet Program pursuant to which Delta has agreed to make available, during the period beginning October 1, 1996 and ending September 30, 1997, 21 of its international range aircraft for use by the United States military under certain stages of readiness related to national emergencies.

ITEM 2. PROPERTIES

Flight Equipment

        Information relating to Delta's aircraft fleet is set forth under "Operational Review - Aircraft Fleet" on pages 11-12, and in Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 40-41, of Delta's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

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

        Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of from less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports, generally under long-term leases which cover the cost of providing, operating and maintaining such facilities. In addition, Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Notes 4 and 8 of the Notes to Consolidated Financial Statements on pages 36-37 and 40 of Delta's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

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

ITEM 3. LEGAL PROCEEDINGS

        On May 16, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately 1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines. Plaintiffs are seeking injunctive relief, unspecified compensatory and punitive damages, costs and attorneys' fees, and such other relief as the District Court deems appropriate. On July 18, 1994, Delta filed its answer denying liability under the complaint and asserting various affirmative defenses. On November 4, 1994, the District Court (1) denied the plaintiffs' motion for class action certification; and (2) granted Delta's motion to dismiss plaintiffs' claims concerning Delta's pass policy for lack of subject matter jurisdiction. On January 11, 1995, the District Court denied plaintiffs' motion requesting the District Court to reconsider its November 4, 1994 decision, but granted plaintiffs' motion to permit an immediate appeal of that order. The plaintiffs then filed a petition to appeal with the United States Court of Appeals for the Eleventh Circuit, which affirmed the District Court's

November 4, 1994 decision on August 5, 1996, and denied the plaintiffs' request for reconsideration on September 20, 1996. Delta intends to defend this matter vigorously.

        On June 27, 1996, many of the named plaintiffs in the case described in the preceding paragraph and approximately 225 additional Delta retirees filed a complaint in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Delta employee benefit plans. The complaint makes the same allegations and seeks the same relief as the purported class action lawsuit described in the preceding paragraph, but does not seek class action certification. Delta has not yet responded to this complaint but intends to file an answer denying liability and to defend this matter vigorously.

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

        Travel agents and a travel agency trade association filed more than 30 class action antitrust lawsuits in various federal district courts against airlines, including Delta, that implemented new travel agent commission cap programs. The plaintiffs, who were seeking damages of approximately $725 million (to be trebled under the antitrust laws), and an injunction to prevent the airlines from maintaining the new commission cap programs, alleged that the defendants conspired to reduce the commissions paid to travel agents in violation of the Sherman Act. On June 1, 1995, the Judicial Panel on Multidistrict Litigation consolidated these cases for pretrial proceedings before the United States District Court in Minneapolis, which certified a plaintiff class consisting of all travel agents in the United States who sold airline tickets subject to the commission cap on American Airlines, Inc., Continental Airlines, Inc., Delta, Northwest Airlines Corporation, Trans World Airlines, Inc. ("TWA"), United Air Lines, Inc. or USAir, Inc. On August 23, 1995, the District Court denied the plaintiffs' motion for a preliminary injunction, as well as the motions for summary judgment filed by the airline defendants. On September 27, 1995, the District Court denied a motion by the airline defendants to permit an immediate appeal of the District Court's ruling denying the airlines' motions for summary judgment. The airline defendants and the plaintiffs have entered into agreements to settle this litigation. Under the terms of the Delta settlement, the Company agreed to pay the plaintiffs $20 million. The settlement is subject to the approval of the District Court, which has scheduled a hearing to consider final approval of the settlement for November 15, 1996. Delta believes this lawsuit is without merit, but settled this litigation to avoid the uncertainty, expense and diversion of management time associated with a lengthy trial.

        On November 2, 1995, Delta reached an agreement with TWA to lease ten takeoff/landing slots ("Slots") at New York's LaGuardia Airport ("LaGuardia"). On November 9, 1995, ValuJet Airlines, Inc. ("ValuJet") filed suit against Delta and TWA in the United States District Court for the Northern District of Georgia. ValuJet alleges, among other things, that (1) TWA breached an alleged agreement to lease the Slots to ValuJet; (2) Delta tortiously interfered with the alleged contract between ValuJet and TWA; (3) Delta and TWA conspired to restrain trade in violation of Section 1 of the Sherman Act; and (4) Delta engaged in acts of monopolization and attempted monopolization in violation of
Section 2 of the Sherman Act. ValuJet, which has requested a jury trial, is seeking injunctive relief, unspecified compensatory damages, treble damages under the antitrust laws, punitive damages, costs and attorney's fees, and such other relief as the Court deems appropriate. On November 17, 1995, the District Court denied ValuJet's motion for a preliminary injunction. On December 7, 1995, Delta filed its answer denying liability and asserting various affirmative defenses. On July 12, 1996, the District Court granted TWA's motion for summary judgment in whole, and granted Delta's motion for summary judgment with respect to ValuJet's claims of tortious interference and conspiracy. The District Court denied Delta's motion for summary judgment with respect to ValuJet's remaining claim under Section 2 of the Sherman Act on the ground that those claims were not subject to resolution without further discovery at this stage of the case, but without prejudice to Delta's right to renew the motion after discovery has been completed. Delta intends to defend this matter vigorously.

        On January 10, 1996, a purported class action complaint was filed against Delta and TWA in the United States District Court for the Eastern District of New York on behalf of persons who purchased tickets on Delta for travel between LaGuardia and Atlanta beginning November 1, 1995. The named plaintiff, who has requested a jury trial, makes antitrust allegations and claims similar to those asserted by ValuJet in the lawsuit described in the preceding paragraph. The named plaintiff seeks, on behalf of the purported class, unspecified compensatory damages, treble damages under the antitrust laws, injunctive relief, costs and attorney's fees, and such other relief as the Court deems appropriate. On April 11, 1996, the United States District Court for the Eastern District of New York granted Delta's and TWA's motions to transfer this lawsuit to the United States District Court for the Northern District of Georgia which, on August 6, 1996, denied the plaintiff's motion for class action certification. Delta intends to defend this matter vigorously.

        Delta also received a Civil Investigative Demand from the United States Department of Justice ("DOJ") requesting information and documents concerning Delta's lease of the Slots. Delta is cooperating with the DOJ investigation.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information concerning Delta's executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of Delta's executive officers.


Ronald W. Allen   Mr. Allen has been Chairman of the Board and Chief Executive
                  Officer since August 1, 1987.  On March 1, 1993, Mr. Allen was elected to the additional office of President, a position he also held from August 9, 1990 through April 30, 1991.  He was President and Chief Operating Officer from November 1983 through July 1987.  Age 54.

Harry C. Alger    Executive Vice President - Operations, March 1993
                  to date; Senior Vice President - Operations, February 1992 through February 1993; Vice President - Flight Operations,
                  August 1987 through January 1992.  Age 58.

Robert W. Coggin  Executive Vice President - Marketing, September 13, 1995 to
                  date; Senior Vice President - Marketing, August 1992 through
                  September 12, 1995;  Senior Vice President - Marketing
                  Development and Planning, February 1992 through July 1992;
                  Vice President - Marketing Development and Planning, November
                  1991 through January 1992; Vice President - Marketing
                  Development, November 1988 through October 1991.  Age 60.

Maurice W. Worth  Executive Vice President - Customer Service, September 13,
                  1995 to date; Senior Vice President - Personnel, May 1991 through September 12, 1995; Vice President - Personnel,
                  November 1989 through April 1991.  Age 56.

W. Martin Braham  Senior Vice President - Delta Staffing Services Business
                  Unit Development, July 26, 1996 to date; Senior Vice
                  President - Airport Customer Service, March 1993 to July 25,
                  1996; Vice President - Airport Customer Service, August 1992 through February 1993; Assistant Vice President -
                  International Airport Customer Service, February 1992 through July 1992; Assistant Vice President - Stations,
                  August 1991 through January 1992; Director - Stations, August
                  1989 through July 1991.  Age 51.


Robert S. Harkey      Senior Vice President - General Counsel and Secretary,
                      November 1994 to date; Senior Vice President - General
                      Counsel, November 1990 through October 1994; Vice
                      President - General Counsel, November 1988 through
                      October 1990.  Age 55.

Thomas J. Roeck, Jr.  Senior Vice President - Finance and Chief Financial
                      Officer, June 1988 to date.  Age 52.

Robert G. Adams       Vice President - Personnel, September 16, 1995 to date;
                      Vice President - Personnel Services, November 1, 1993
                      through September 15, 1995; Assistant Vice President -
                      Personnel Services, August 1, 1993 through October 31,
                      1993; Assistant Vice President - Personnel -
                      International, November 1, 1991 through July 31, 1993;
                      Vice President - Human Resources, Pan American World
                      Airways, Inc., 1982 through October 31, 1991.
                      Age 58.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        Information required by this item is set forth under "Common Stock", "Number of Stockholders" and "Market Prices and Dividends" on page 52 of Delta's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        Information required by this item is set forth on pages 50-51 of Delta's 1996 Annual Report to Stockholders, and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Information required by this item is set forth under "Operational Review - Leadership 7.5 and Beyond" on pages 7-8, and under "Financial Review" on pages 12-21, of Delta's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item is set forth in "Report of Independent Public Accountants" on page 22, and on pages 28-49, of Delta's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is set forth on pages 4-7, and under "Other Matters Involving Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" on page 12, of Delta's Proxy Statement dated September 16, 1996, and is incorporated herein by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item is set forth under "General Information - Compensation of Directors" on pages 3-4, and "- Charitable Award Program" on page 4, under "Other Matters Involving Directors and Executive Officers" on pages 11-12, and on pages 17-20, of Delta's Proxy Statement dated September 16, 1996, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        Information required by this item is set forth on pages 8-10 of Delta's Proxy Statement dated September 16, 1996, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is set forth under "Other Matters Involving Directors and Executive Officers" on pages 11-12 of Delta's Proxy Statement dated September 16, 1996, and is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


        (a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedule on page 20 of this Form 10-K.

                (3).  The exhibits required by this item are listed in the
Exhibit Index on pages 25-28 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibit 10.1 and Exhibits 10.8 to 10.14 in the Exhibit Index.

        (b) During the quarter ended June 30, 1996, Delta filed a Current Report on Form 8-K dated May 2, 1996 regarding its new collective bargaining agreement with the Air Line Pilots Association, International.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 1996.

                                DELTA AIR LINES, INC.


                                By:  /s/ Ronald W. Allen
                                    --------------------------------
                                    Ronald W. Allen
                                    Chairman of the Board, President
                                    and Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of September, 1996 by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                                          Title
        ---------                                          -----

/s/ Ronald W. Allen                     Chairman of the Board, President
- -------------------------               and Chief Executive Officer
Ronald W. Allen                         (Principal Executive Officer)


Edwin L. Artzt*                         Director
- -------------------------
Edwin L. Artzt


Henry A. Biedenharn, III*               Director
- -------------------------
Henry A. Biedenharn, III


James L. Broadhead*                     Director
- -------------------------
James L. Broadhead


Edward H. Budd*                         Director
- -------------------------
Edward H. Budd

           Signature                            Title
           ---------                            -----

George D. Busbee*                       Director
- ------------------------------
George D. Busbee


R. Eugene Cartledge*                    Director
- ------------------------------
R. Eugene Cartledge


Mary Johnston Evans*                    Director
- ------------------------------
Mary Johnston Evans


Gerald Grinstein*                       Director
- ------------------------------
Gerald Grinstein


Jesse Hill, Jr.*                         Director
- ------------------------------
Jesse Hill, Jr.


Peter D. Sutherland*                     Director
- ------------------------------
Peter D. Sutherland


Andrew J. Young*                         Director
- ------------------------------
Andrew J. Young


/s/ Thomas J. Roeck, Jr.                 Senior Vice President-Finance
- ------------------------------           and Chief Financial Officer
Thomas J. Roeck, Jr.                     (Principal Financial Officer
                                         and Principal Accounting Officer)

*By:  /s/ Thomas J. Roeck, Jr.           Attorney-In-Fact
- ------------------------------
Thomas J. Roeck, Jr.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to
     "Report of Independent Public Accountants" on page 22 of Delta's 1996 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's 1996 Annual Report to Stockholders.

     Consolidated Balance Sheets - June 30, 1996 and 1995

     Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements - June 30, 1996, 1995 and 1994

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:


Schedule
 Number
- --------
   II     Valuation and Qualifying Accounts for the years ended June 30, 1996,
          1995 and 1994

   All other schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Delta Air Lines, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated August 16, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP




Atlanta, Georgia
August 16, 1996

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1996

                             (Amounts in Millions)



      Column A          Column B              Column C             Column D     Column E

                                             Additions
                                    ----------------------------
                                                   Charged to
                       Balance at   Charged to       Other                     Balance at
                      Beginning of  Costs and      Accounts-      Deductions-    End of
    Description          Period      Expenses       describe       describe      Period
- --------------------  ------------  ----------  ----------------  -----------  ----------
DEDUCTION
(INCREASE) IN THE
BALANCE SHEET FROM
THE ASSET TO WHICH
IT APPLIES:

Allowance for
uncollectible
accounts
receivable:            $  29           $15               -           $ -          $  44

Allowance for
unrealized losses
(gains) on
marketable
securities:            $(131)            -            $(75) (a)        -          $(206)

(a) Represents net unrealized gain resulting from changes in market values.

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1995

                             (Amounts in Millions)


        Column A                   Column B                   Column C                 Column D     Column E

                                                              Additions
                                                              ---------
                                                                           Charged to
                                  Balance at           Charged to            Other                  Balance at
                                 Beginning of           Costs and          Accounts-   Deductions-    End of
       Description                  Period              Expenses            describe    describe      Period
       -----------                  ------             ----------          ---------    --------     ---------
DEDUCTION (INCREASE) IN
THE BALANCE SHEET FROM
THE ASSET TO WHICH IT
APPLIES:

Allowance for
uncollectible accounts
receivable:                        $ 50                  $21                   -          $ 42 (a)       $  29

Allowance for unrealized
losses (gains) on
marketable securities:             $(85)                   -                $(46) (b)        -           $(131)

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

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1994

                             (Amounts in Millions)



        Column A                   Column B                            Column C                     Column D     Column E

                                                                       Additions
                                                      -------------------------------------------
                                                                                    Charged to
                                  Balance at                 Charged to               Other                     Balance at
                                 Beginning of                 Costs and             Accounts-      Deductions-    End of
       Description                  Period                    Expenses               describe       describe      Period
       -----------               ------------               ------------            -----------    -----------   ----------
DEDUCTION (INCREASE) IN
THE BALANCE SHEET FROM
THE ASSET TO WHICH IT
APPLIES:

Allowance for
uncollectible accounts
receivable:                        $82                        $23                       -           $ 55 (a)      $ 50

Allowance for unrealized
losses (gains) on
marketable securities:             $ 1                         -                      $(85) (b)        1          $(85)

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

                                 EXHIBIT INDEX


        3.1 Delta's Certificate of Incorporation (Filed as Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

        3.2 Delta's By-Laws (Filed as Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

        4.1 Rights Agreement dated as of October 23, 1986, and Amendment No. 1 thereto dated as of June 19, 1992, between Delta and NationsBank of Georgia, N.
A. (Filed as Exhibit 1 to Delta's Current Report on Form 8-K dated November 4, 1986, and Exhibit 4-I to Amendment No. 2 to Delta's Registration Statement on Form S-3 (Registration No. 33-48136)).*

        4.2 Resignation, Transfer and Acceptance Agreement dated November 30, 1992, among NationsBank of Georgia, N.A., First Chicago Trust Company of New York, and Delta (Filed as Exhibit 4-G to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-62048)).*

        4.3 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock and Series B ESOP Convertible Preferred Stock (Filed as part of Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

        4.4 Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, Trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

        4.5 Agreement dated May 31, 1989, among Delta, The Citizens and Southern National Bank and The Citizens and Southern National Bank of Florida relating to the appointment of a successor trustee under the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank (Filed as Exhibit 4.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

        4.6 Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

        4.7 Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

        4.8 Second Amended and Restated Credit Agreement dated as of September 27, 1995, among Delta, Certain Banks and NationsBank of Georgia, N.A., as Agent Bank (Filed as Exhibit 4 to Delta's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995).*

        4.9 Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, Issuer, Delta, Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

        4.10 Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, ESOP Trustee, and Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

        Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

        10.1 Delta's Incentive Compensation Plan, as amended (Filed as Appendix A to Delta's Proxy Statement dated September 16, 1996).*

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

        10.8 Employment Agreement dated July 29, 1987, between Delta and Mr. Ronald W. Allen, as amended by the Amendments thereto dated February 1, 1992, August 15, 1992, and October 28, 1993 (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June 30, 1987, Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, Exhibit
10.13 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, and Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993).*

        10.9 Amendment dated August 16, 1996, to the Employment Agreement dated July 29, 1987, between Delta and Mr. Ronald W. Allen.

        10.10 Delta's 1989 Stock Incentive Plan, as amended.

        10.11 Delta's Executive Deferred Compensation Plan, as amended (Filed as
Exhibit 10.11 to Delta's Annual Report on Form 10-K for the year ended June 30,
1995).*

        10.12 Directors' Deferred Compensation Plan.

        10.13 Directors' Charitable Award Program (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

        10.14 1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Excess Benefit Plan Agreement (Filed as Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992).*

        10.15 Agreement dated April 29, 1996, between Delta and The Air Line Pilots in the service of Delta as represented by the Air Line Pilots Association, International (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).*

        10.16 Delta's Non-employee Directors' Stock Plan (Filed as Exhibit 4.5 to Delta's Registration Statement on Form S-8 (Registration No. 33-65391)).*

        10.17 Form of Stock Option and Restricted Stock Award Agreements under 1989 Stock Incentive Plan.

        11. Statement regarding computation of per share earnings for the years ended June 30, 1994, 1995 and 1996.

        12. Statement regarding computation of ratio of earnings to fixed charges for the years ended June 30, 1992, 1993, 1994, 1995 and 1996.

        13.   Portions of Delta's 1996 Annual Report to Stockholders.

     23. Consent of Arthur Andersen LLP.

     24. Powers of Attorney.

     27. Financial Data Schedule. (for SEC use only).




























___________________________
*Incorporated herein by reference