Form 10-Q
period 1996-09-30
DELTA AIR LINES INC /DE/
filed 1996-11-14
CIK 27904

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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


          Number of shares outstanding by each class of common stock, as of October 31, 1996:


         Common Stock, $3.00 par value - 74,677,809 shares outstanding



                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             DELTA AIR LINES, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (In Millions)

                                                  SEPTEMBER 30       JUNE 30
ASSETS                                                1996             1996
------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                     $     882          $  1,145
    Short-term investments                              505               507
    Accounts and notes receivable, net                1,085               968
    Maintenance and operating supplies,
     at average cost                                     68                73
    Deferred income taxes                               325               352
    Prepaid expenses and other                          247               237
                                                ------------       -----------
        Total current assets                          3,112             3,282
                                                ------------       -----------


PROPERTY AND EQUIPMENT:
    Flight equipment owned                            8,359             8,202
       Less:  Accumulated depreciation                3,264             3,235
                                                ------------       -----------
                                                      5,095             4,967
                                                ------------       -----------


    Flight equipment under capital leases               515               515
       Less:  Accumulated amortization                  139               127
                                                ------------       -----------
                                                        376               388
                                                ------------       -----------

    Ground property and equipment                     2,756             2,697
       Less:  Accumulated depreciation                1,586             1,532
                                                ------------       -----------
                                                      1,170             1,165
                                                ------------       -----------



    Advance payments for equipment                      334               275
                                                ------------       -----------
                                                      6,975             6,795
                                                ------------       -----------


OTHER ASSETS:

    Marketable equity securities                        441               473
    Deferred income taxes                               377               415
    Postemployment benefits                             294               294
    Investments in associated companies                 280               266
    Cost in excess of net assets acquired, net          263               265
    Leasehold and operating rights, net                 135               140
    Non-operating property, net                         113               151
    Other                                               149               145
                                                ------------       -----------
                                                      2,052             2,149
                                                ------------       -----------

                                                  $  12,139         $  12,226
                                                ============       ===========


The accompanying notes are an integral part of these consolidated balance sheets.



                             DELTA AIR LINES, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                      (In Millions except Share Amounts)

                                                                    SEPTEMBER 30         JUNE 3O
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1996               1996
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt                             $      51         $      40
    Current obligations under capital leases                                56                58
    Accounts payable and miscellaneous accrued liabilities               1,660             1,540
    Air traffic liability                                                1,372             1,414
    Accrued salaries and vacation pay                                      371               385
    Accrued rent                                                           193               201
                                                                   ------------       -----------
       Total current liabilities                                         3,703             3,638
                                                                   ------------       -----------

NONCURRENT LIABILITIES:
    Long-term debt                                                       1,701             1,799
    Postretirement benefits                                              1,804             1,796
    Accrued rent                                                           609               616
    Capital leases                                                         363               376
    Other                                                                  409               425
                                                                   ------------       -----------
                                                                         4,886             5,012
                                                                   ------------       -----------

DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                       788               802
    Manufacturers' and other credits                                        96                96
                                                                   ------------       -----------
                                                                           884               898
                                                                   ------------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock,
       $1.00 par value, $72.00 stated and liquidation value;
       Issued and outstanding 6,727,521 shares at September 30,
       1996 and 6,738,740 shares at June 30, 1996                          484               485
    Unearned compensation under
       employee stock ownership plan                                      (334)             (347)
                                                                  ------------       -----------
                                                                           150               138
                                                                  ------------       -----------

STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock,
        $1.00 par value, $50,000 liquidation preference;
        Issued and outstanding 13,978 shares at June 30, 1996.               -                 -
    Common stock, $3.00 par value; Authorized, 150,000,000 shares;
       Issued 82,915,261 shares at September 30, 1996
       and 72,265,994 shares at June 30, 1996                              249               217
    Additional paid-in capital                                           2,596             2,627
    Net unrealized gain on noncurrent marketable equity securities         107               126
    Retained earnings (deficit)                                            113              (119)
    Treasury stock at cost, 7,836,392 shares at
       September 30, 1996, and 4,487,888 shares at June 30, 1996          (549)             (311)
                                                                  ------------       -----------
                                                                         2,516             2,540
                                                                  ------------       -----------

                                                                    $   12,139         $  12,226
                                                                  ============       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                       (In Millions, except Share Data)

                                                        Three Months Ended
                                                           September 30
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
OPERATING REVENUES:
  Passenger                                          $    3,170    $    2,977
  Cargo                                                     124           129
  Other, net                                                138            82
                                                     ----------    ----------
    Total operating revenues                              3,432         3,188
                                                     ----------    ----------

OPERATING EXPENSES:
  Salaries and related costs                              1,092         1,037
  Aircraft fuel                                             416           348
  Passenger commissions                                     278           278
  Contracted services                                       199           172
  Other selling expenses                                    179           145
  Depreciation and amortization                             166           161
  Aircraft rent                                             137           140
  Aircraft maintenance materials and
   outside repairs                                          108           109
  Passenger service                                         105           104
  Facilities and other rent                                  99           113
  Landing fees                                               64            69
  Other                                                     151           126
                                                     ----------    ----------
    Total operating expenses                              2,994         2,802
                                                     ----------    ----------
OPERATING INCOME                                            438           386
                                                     ----------    ----------

OTHER INCOME (EXPENSE):
  Interest expense                                          (54)          (75)
  Interest capitalized                                        8             7
  Interest income                                            19            23
  Miscellaneous, net                                        (13)           (4)
                                                     ----------    ----------
                                                            (40)          (49)
                                                     ----------    ----------

INCOME BEFORE INCOME TAXES                                  398           337

INCOME TAXES PROVIDED                                      (160)         (136)
                                                     ----------    ----------
NET INCOME                                                  238           201

PREFERRED STOCK DIVIDENDS                                    (2)          (22)
                                                     ----------    ----------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS          $      236    $      179
                                                     ==========    ==========
PRIMARY INCOME PER COMMON SHARE                      $     3.09    $     3.47
                                                     ==========    ==========

FULLY DILUTED INCOME PER COMMON SHARE                $     2.98    $     2.57
                                                     ==========    ==========

WEIGHTED AVERAGE SHARES USED IN
 PER SHARE COMPUTATION:
  Primary                                            76,490,970    51,445,077
  Fully Diluted                                      79,533,689    80,513,991

DIVIDENDS PER COMMON SHARE                           $     0.05    $     0.05
                                                     ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              Statistical Summary
                                  (Unaudited)



                                                                    Three Months Ended
                                                                       September 30
                                                                 ------------------------
                                                                   1996            1995
                                                                 --------        --------
STATISTICAL SUMMARY:

Revenue Passengers Enplaned (000)                                25,260          22,104
Revenue Passenger Miles (millions)                               25,395          22,758
Available Seat Miles (millions)                                  34,386          33,397
Passenger Mile Yield                                              12.49 c         13.08 c
Operating Revenue Per Available Seat Mile                          9.98 c          9.54 c
Operating Cost Per Available Seat Mile                             8.71 c          8.39 c
Passenger Load Factor                                             73.85 %         68.14 %
Breakeven Passenger Load Factor                                   63.65 %         59.32 %
Revenue Ton Miles (millions)                                      2,873           2,615
Cargo Ton Miles (millions)                                          333             339
Cargo Ton Mile Yield                                              37.18 c         38.10 c
Fuel Gallons Consumed (millions)                                    658             641
Average Price Per Fuel Gallon                                     63.21 c         54.32 c
Number of Aircraft in Fleet at End of Period                        538             542
Full-Time Equivalent Employees at End of Period                  60,888          58,007

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In Millions)

                                                          Three Months Ended
                                                             September 30
                                                         --------------------
                                                            1996        1995
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                            $     238   $     201
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                           166         161
       Deferred income taxes                                    77          70
       Amortization of deferred gain on sale and
         leaseback transactions                                (14)        (15)
       Rental expense less than payments                       (15)          -
       Employee benefits expense in excess of
         (less than) payments                                   14         (27)
   Changes in certain assets and liabilities:
       Increase in receivables                                (117)       (260)
       Decrease (increase) in other current assets              (5)         16
       Increase (decrease) in air traffic liability            (42)         10
       Increase in accounts payable and accrued
         liabilities                                           120         121
       Increase (decrease) in other payables                   (14)         10
       Decrease in other noncurrent liabilities                  -         (38)
   Other, net                                                   26         (50)
                                                         ---------   ---------
       Net cash provided by operating activities               434         199
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property and equipment additions:
       Flight equipment, including advance payments           (295)       (191)
       Ground property and equipment                           (65)        (51)
   Decrease in short-term investments, net                       3          26
   Proceeds from sale of flight equipment                        -           6
                                                         ---------   ---------
       Net cash used in investing activities                  (357)       (210)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                                      1          14
   Repurchase of common stock                                 (234)          -
   Payments on long-term debt and capital lease obligations   (103)        (85)
   Cash dividends                                               (4)        (22)
                                                         ---------   ---------
       Net cash used in financing activities                  (340)        (93)
                                                         ---------   ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                            (263)       (104)
Cash and cash equivalents at beginning of period             1,145       1,233
                                                         ---------   ---------

Cash and cash equivalents at end of period               $     882   $   1,129
                                                         =========   =========

The accompanying notes are an integral part of these consolidated statements.


                             DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                  (Unaudited)

1.  ACCOUNTING AND REPORTING POLICIES:

    The Company's accounting and reporting policies are summarized in Note 1 (page 33) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair statement of results for the interim periods.

    Certain amounts in the Consolidated Statements of Operations for the three months ended September 30, 1995, have been reclassified to conform with the current financial statement presentation.


2.  LONG-TERM DEBT:

    During the September 1996 quarter, the Company voluntarily repurchased and retired $87 million principal amount of its long-term debt. As a result of these transactions, the Company recognized a net pretax loss of $8 million during the quarter ended September 30, 1996; this amount is included in miscellaneous, net in the Company's Consolidated Statements of Operations.

    The 1995 Bank Credit Agreement provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until September 26, 2001. Up to $500 million of this facility may be used for the issuance of letters of credit. At September 30, 1996, no borrowings or letters of credit were outstanding under the 1995 Bank Credit Agreement.

    The Company's credit agreement with ABN AMRO Bank, N.V. and a group of banks (Letter of Credit Facility) provides for the issuance of letters of credit for up to $550 million in stated amount to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. At September 30, 1996, the face amount of the letter of credit under the Letter of Credit Facility was $470 million, which covers $290 million outstanding principal amount of the Series C ESOP Notes, up to $148 million of Make Whole Premium Amount and approximately one year of interest on the Series C ESOP Notes. For additional information regarding Delta's long-term debt, including the Series C ESOP Notes, see Note 7 (page 37) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

    During the three months ended September 30, 1996 and 1995, Delta made cash interest payments, net of interest capitalized, of $42 million and $43 million, respectively.

3. AIRCRAFT PURCHASE COMMITMENTS:

    At September 30, 1996, the Company's aircraft fleet, purchase commitments and options were:


                                 CURRENT FLEET
                          -----------------------------
          AIRCRAFT TYPE   OWNED  LEASED  TOTAL  ORDERS   OPTIONS
         ---------------  -----  ------  -----  -------  -------

         B-727-200          106      23    129       -         -
         B-737-200            1      53     54       -         -
         B-737-300            -      13     13       -         -
         B-757-200           47      41     88       6*       28
         B-767-200           15       -     15       -         -
         B-767-300            2      24     26       2         -
         B-767-300ER         10       7     17      14        12
         L-1011-1            27       -     27       -         -
         L-1011-200           1       -      1       -         -
         L-1011-250           6       -      6       -         -
         L-1011-500          17       -     17       -         -
         MD-11                6       7     13       2        17
         MD-88               63      57    120       -        15
         MD-90               12       -     12      19        50
                            ---     ---    ---      --       ---
                            313     225    538      43       122
                            ===     ===    ===      ==       ===

   *Includes two used aircraft to be delivered after September 30, 1996.

    The MD-88 aircraft options may be converted to MD-90 aircraft orders, and the B-767-300ER aircraft options may be converted to B-767-300 aircraft orders, at Delta's election.

    During the September 1996 quarter, the Company accepted delivery of one MD-11 aircraft. In addition, Delta entered into an agreement to purchase nine B-727-200 aircraft, which the Company currently leases under operating leases, and an agreement to purchase four used B-757-200 aircraft, two of which were delivered during the quarter. Delta also exercised options to purchase an additional 32 shipsets of Stage 3 engine hushkits for B-727-200 aircraft. Additionally, the Company retired four L-1011-1 aircraft.

    Subsequent to September 30, 1996, Delta accepted delivery of one B-767-300ER aircraft, one used B-757-200 aircraft, one MD-11 aircraft and one MD-90 aircraft.

    Future expenditures for aircraft, engines and engine hushkits on firm order at September 30, 1996, are estimated to be $2.4 billion, as follows:

                                                      AMOUNT
                    YEARS ENDING JUNE 30           (IN MILLIONS)
               -------------------------------     -------------

               Remainder of fiscal year 1997          $  750
               1998                                      760
               1999                                      330
               2000                                      240
               2001                                      210
               After 2001                                 70
                                                      ------

                                   Total              $2,360
                                                      ======


4.  CONTINGENCIES:

    Delta is a defendant in certain legal actions relating to alleged employment discrimination practices, antitrust matters, environmental issues and other matters concerning Delta's business. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on Delta's consolidated financial condition, results of operations or liquidity, management presently believes that the resolution of these actions is not likely to have such effects.

5.  STOCKHOLDERS' EQUITY:

    During the September 1996 quarter, the Company issued 10,629,465 common shares upon the conversion or redemption of 13,977,510 Depositary Shares (each of which represented 1/1,000th of a share of Series C Convertible Preferred Stock). In addition, the Company issued a total of 19,650 common shares, at an average price of $57.80 per share, under the 1989 Stock Incentive Plan, the Dividend Reinvestment and Stock Purchase Plan and the Non-Employee Directors' Stock Plan.

    On April 24, 1996, Delta's Board of Directors authorized the Company to repurchase up to 24.7 million shares of its common stock and common stock equivalents. See Note 14 (page 45) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders. During the September 1996 quarter, the Company repurchased 3,344,300 shares of its common stock at an average price of $69.99 per share under this authorization. Since April 24, 1996, the Company has repurchased a total of 4,165,600 common shares at an average price of $71.96 per share.

    At September 30, 1996, 5,102,377 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,770,868 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; and 249,927 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan.

6.  INCOME TAXES:

    Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35% primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

    The Company made income tax payments in excess of income tax refunds received of $45 million and $75 million during the three months ended September 30, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

During the three months ended September 30, 1996, Delta invested $295 million in flight equipment and $65 million in ground property and equipment; paid $234 million to repurchase 3,344,300 shares of the Company's common stock; made payments of $103 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $87 million principal amount of long-term debt; and paid $4 million in cash dividends. The principal sources of these funds were $434 million of cash from operations and $263 million from cash reserves. Cash and cash equivalents and short-term investments totaled $1.39 billion at September 30, 1996, compared to $1.65 billion at June 30, 1996. The Company may repurchase additional long-term debt and common stock from time to time.

As of September 30, 1996, the Company had negative working capital of $591 million, compared to negative working capital of $356 million at June 30, 1996. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financing and proceeds from sale and leaseback transactions. At September 30, 1996, the Company had $1.25 billion of credit available under its 1995 Bank Credit Agreement, subject to compliance with certain conditions. For additional information regarding Delta's long-term debt, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-Q.

At September 30, 1996, long-term debt and capital lease obligations, including current maturities, totaled $2.17 billion, compared to $2.27 billion at June 30, 1996. Stockholders' equity was $2.52 billion at September 30, 1996 and $2.54 billion at June 30, 1996. The Company's debt-to-equity position, including current maturities, was 46% debt and 54% equity at September 30, 1996, compared to 47% debt and 53% equity at June 30, 1996.

At September 30, 1996, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $470 million under Delta's Credit Agreement with ABN AMRO Bank and a group of banks. Delta is required to purchase the Series C
ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes, see Note 7 (page 37) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

At its meeting on October 24, 1996, Delta's Board of Directors declared a cash dividend of five cents per common share, payable December 1, 1996, to stockholders of record on November 9, 1996.

See Part II, Item 5 of this Form 10-Q for information regarding (1) the Company's adoption of a new stockholder rights plan; (2) the implementation of the Company's two broad-based non-qualified stock option programs for Delta personnel; (3) the Company's stock repurchase authorization; and (4) Delta Express, the Company's new low-fare service.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995
----------------------------------------------

For the quarter ended September 30, 1996, Delta recorded unaudited net income of $238 million ($3.09 primary and $2.98 fully diluted income per common share after preferred stock dividend requirements) and operating income of $438 million. For the quarter ended September 30, 1995, the Company recorded net income of $179 million ($3.47 primary and $2.57 fully diluted income per common share after preferred stock dividend requirements) and operating income of $386 million. The September 1996 quarter primary earnings per common share reflect an increase in the number of outstanding common shares due to the recent conversion or redemption of the Series C Convertible Preferred Stock and the conversion of the 3.23% Convertible Subordinated Notes. For additional information on these conversions or redemptions see Notes 7 and 12 of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders and Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Operating revenues in the September 1996 quarter totaled $3.4 billion, an increase of 8% from $3.2 billion in the September 1995 quarter. Passenger revenue increased 6% to $3.2 billion, reflecting a 12% increase in revenue passenger miles, partially offset by a 5% decline in the passenger mile yield. The increase in passenger traffic is due to the Company's use of more competitive pricing strategies; Delta's realignment of its domestic route system on December 1, 1995, which increased the Company's operations at its Atlanta and Cincinnati hubs; the suspension of service during the September 1996 quarter by a low-cost, low-fare competitor; and favorable economic conditions. The decrease in the passenger mile yield resulted from the Company's use of more competitive pricing strategies and the continued presence of low-cost, low-fare carriers in overall domestic markets served by Delta.

Cargo revenue decreased 4% to $124 million, as cargo ton miles and the cargo ton mile yield each declined 2%. The decrease in cargo ton miles is primarily due to reductions in service to certain international cities. The decrease in cargo ton mile yield is a result of increased competition in the international cargo market. All other revenue, net increased 68% to $138 million, primarily due to the expansion of joint marketing programs and increased revenues from code share agreements.

Operating expenses for the September 1996 quarter totaled $3.0 billion, an increase of 7% from the September 1995 quarter, and operating capacity increased 3% to 34.39 billion available seat miles. As discussed below, the increase in operating expenses during the September 1996 quarter is primarily due to higher jet fuel prices and an increase in full-time equivalent employees to improve customer service.

Salaries and related costs increased 5%, primarily due to a 5% increase in full-time equivalent employees. Aircraft fuel expense increased 20%, as the average fuel price per gallon increased 16% to 63.21 cents and fuel gallons consumed increased 3%. Passenger commissions remained unchanged from the September 1995 quarter. Contracted services expense rose 16%, due to increased information technology services. Other selling expenses increased 23%, the result of increased advertising and promotion costs associated with the 1996 Centennial Olympic Games and booking fee payments to computer reservations system providers.

Depreciation and amortization expense rose 3%, largely due to the acquisition of additional ground equipment and higher amortization of software development costs. Aircraft rent expense decreased 2% due to the return of certain aircraft to lessors. Aircraft maintenance materials and outside repairs and passenger service expense each remained virtually unchanged. Facilities and other rent decreased 12%, due to certain facilities rent accrual adjustments, the subleasing of certain airport facilities and the reclassification of certain unoccupied airport facilities costs to nonoperating categories. Landing fees decreased 7%, resulting from scheduled reductions in certain international markets. Other operating expenses increased 20%, primarily reflecting the October 1, 1995 expiration of the exemption from the 4.3 cents per gallon federal tax on commercial aviation jet fuel used in domestic operations, partially offset by increased services provided to outside parties.

Nonoperating expense in the September 1996 quarter totaled $40 million, compared to nonoperating expense of $49 million in the September 1995 quarter. Interest expense decreased 28% to $54 million, due to a lower average level of long-term debt outstanding. Interest income decreased 17% to $19 million, primarily due to a decline in interest rates and lower average levels of cash invested. Miscellaneous expense, net increased to $13 million in the September 1996 quarter from $5 million in the September 1995 quarter, due to Delta's agreement to pay $20 million to settle certain class action antitrust lawsuits filed by travel agents and the voluntary repurchase and retirement of long-term debt, partially offset by income from associated companies and foreign exchange gains. For additional information regarding the antitrust settlement, see page 12 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Pretax income of $398 million for the September 1996 quarter resulted in an income tax provision of $160 million. After a $2 million provision for preferred stock dividends, net income available to common stockholders was $236 million.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of September 30, 1996 and the related consolidated statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



Arthur Andersen LLP


Atlanta, Georgia
November 1, 1996

                          PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At Delta's Annual Meeting of Stockholders held on October 24, 1996, the holders of Delta's Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1. Elected the persons named below to Delta's Board of Directors by the following vote:


                                                FOR            WITHHELD
                                             ----------        --------
     Ronald W. Allen                         70,879,791        2,790,650
     Edwin L. Artzt                          72,134,581        1,535,860
     Henry A. Biedenharn, III                72,165,857        1,504,584
     James L. Broadhead                      72,052,844        1,617,597
     Edward H. Budd                          72,182,393        1,488,048
     George D. Busbee                        72,029,345        1,641,096
     R. Eugene Cartledge                     72,171,899        1,498,542
     Mary Johnston Evans                     72,117,290        1,553,151
     Gerald Grinstein                        72,087,431        1,583,010
     Jesse Hill, Jr.                         72,118,762        1,551,679
     Peter D. Sutherland                     72,133,095        1,537,346
     Andrew J. Young                         71,764,034        1,906,407


     There were no broker non-votes on this matter.

2. Ratified the appointment of Arthur Andersen LLP as independent auditors of Delta for fiscal year 1997 by a vote of 72,516,317 FOR; 974,642 AGAINST; and 179,482 ABSTENTIONS. There were no broker non-votes on this matter.

3. Approved the material terms of the Incentive Compensation Plan by a vote of 70,282,502 FOR; 3,031,877 AGAINST; and 356,062 ABSTENTIONS. There were no broker non-votes on this matter.

4. Approved the DeltaShare Stock Option Plan and the Pilots Stock Option Plan by a vote of 57,346,005 FOR; 9,201,385 AGAINST; and 252,410 ABSTENTIONS. There were 6,870,641 broker non-votes on this matter.

5. Defeated a stockholder proposal relating to political activities by the Company by a vote of 7,032,021 FOR; 55,813,167 AGAINST; and 3,954,612
     ABSTENTIONS.  There were 6,870,641 broker non-votes on this matter.

6. Defeated a stockholder proposal relating to Company employment matters by a vote of 10,477,082 FOR; 51,114,848 AGAINST; and 5,207,870 ABSTENTIONS.
     There were 6,870,641 broker non-votes on this matter.

ITEM 5. OTHER INFORMATION
-------------------------

STOCKHOLDER RIGHTS PLAN
-----------------------

On October 24, 1996, Delta's Board of Directors adopted a new Stockholder Rights Plan (Rights Plan) to replace the plan that expired on November 4, 1996. The new Rights Plan, like the former plan, is designed to enhance the Board's ability to protect stockholders against unsolicited attempts to acquire Delta that do not offer an adequate price to all stockholders or are otherwise not in the best interests of the Company and its stockholders. For additional information concerning the Rights Plan and the rights issued thereunder, see Delta's Current Report on Form 8-K dated October 28, 1996.

BROAD-BASED STOCK OPTION PLANS
------------------------------

On April 24, 1996, the Board of Directors adopted, subject to stockholder approval, two broad-based non-qualified stock option plans (Plans) for Company personnel. One plan is for eligible Delta personnel who are not pilots (Nonpilot
Plan); the other covers the Company's pilots (Pilot Plan). On October 24, 1996, the Company's stockholders approved the Plans.

The Nonpilot and Pilot Plans provide for the grant of non-qualified stock options to purchase 14.7 million and 10.0 million shares of the Company's Common Stock (Common Stock), respectively.

The stock option grants under the Nonpilot and Pilot Plans will be made in three equal annual installments to eligible personnel in their individual capacities. Delta personnel who receive stock options may purchase from the Company shares of Common Stock at a purchase price per share equal to the opening price of the Common Stock on the New York Stock Exchange on the applicable grant date.

Stock options awarded under the plans are exercisable beginning one year, and ending ten years, after the applicable grant date. The stock options are not transferable other than upon the death of the person awarded the stock options.

The initial grant date under the Nonpilot and Pilot Plans was October 30, 1996. On that date, Delta granted to eligible personnel non-qualified stock options to purchase a total of approximately 8.2 million shares of Common Stock at a purchase price of $69.00 per share.

The second and third grant dates under the Nonpilot and Pilot Plans are scheduled to occur on October 30, 1997 and 1998, respectively.

STOCK REPURCHASE AUTHORIZATION
------------------------------

On April 24, 1996, Delta's Board of Directors authorized the Company to repurchase up to 24.7 million shares of Common Stock and Common Stock equivalents. Under this authorization, the Company may repurchase up to 6.2 million of these shares before the initial stock option grants under the broad-based stock option plans become exercisable, and repurchase the remaining shares as Delta personnel exercise their stock options. Repurchases are subject to market conditions and may be made on the open market or in privately negotiated transactions. Through September 30, 1996 the Company repurchased 4,165,600 shares of Common Stock for $300 million under this authorization.

DELTA EXPRESS
-------------

On October 1, 1996, Delta began operating Delta Express, a new low-fare service within Delta that operates a dedicated fleet of Boeing 737-200 aircraft in certain highly competitive, leisure-oriented markets within Delta's system, connecting the northeast and midwest with Orlando and other Florida cities. The financial impact of this operation on Delta cannot presently be determined.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

     4. First Amendment to the Second Amended and Restated Credit Agreement dated as of September 27, 1995, among Delta, Certain Banks, and NationsBank of Georgia, N.A., as Agent Bank.

     11.  Statement regarding computation of per share earnings.

     12.  Statement regarding computation of ratio of earnings to fixed charges.

     15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

     27.  Financial Data Schedule    (For SEC use only).

(b)  Reports on Form 8-K:

     During the quarter ended September 30, 1996, Delta did not file any Current Reports on Form 8-K. Subsequent to September 30, 1996, Delta filed a Current Report on Form 8-K dated October 28, 1996 relating to the Company's adoption of a new Stockholder Rights Plan.

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




November 13, 1996
-----------------
     (Date)