Form 10-Q
period 1996-12-31
DELTA AIR LINES INC /DE/
filed 1997-02-14
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1996

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

           Number of shares outstanding by each class of common stock, as of January 31, 1997:


          Common Stock, $3.00 par value - 73,140,705 shares outstanding

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               DELTA AIR LINES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN MILLIONS)


                                                         December 31  June 30
ASSETS                                                      1996        1996
-----------------------------------------------------------------------------
                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                             $   526   $ 1,145
    Short-term investments                                    504       507
    Accounts and notes receivable, net                        951       968
    Maintenance and operating supplies, at average cost        87        73
    Deferred income taxes                                     353       352
    Prepaid expenses and other                                266       237
                                                          -------   -------
        Total current assets                                2,687     3,282
                                                          -------   -------

PROPERTY AND EQUIPMENT:
    Flight equipment owned                                  8,772     8,202
       Less:  Accumulated depreciation                      3,342     3,235
                                                          -------   -------
                                                            5,430     4,967
                                                          -------   -------

    Flight equipment under capital leases                     515       515
       Less:  Accumulated amortization                        151       127
                                                          -------   -------
                                                              364       388
                                                          -------   -------

    Ground property and equipment                           2,814     2,697
       Less:  Accumulated depreciation                      1,639     1,532
                                                          -------   -------
                                                            1,175     1,165
                                                          -------   -------

    Advance payments for equipment                            316       275
                                                          -------   -------
                                                            7,285     6,795
                                                          -------   -------

OTHER ASSETS:

    Marketable equity securities                              404       473
    Deferred income taxes                                     366       415
    Investments in associated companies                       287       266
    Cost in excess of net assets acquired, net                261       265
    Leasehold and operating rights, net                       131       140
    Other                                                     605       590
                                                          -------   -------
                                                            2,054     2,149
                                                          -------   -------

                                                          $12,026   $12,226
                                                          =======   =======

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                      December 31   June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996         1996
----------------------------------------------------------------------------
                                                      (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt               $     51    $     40
    Current obligations under capital leases                 60          58
    Accounts payable and miscellaneous accrued
       liabilities                                        1,809       1,540
    Air traffic liability                                 1,144       1,414
    Accrued salaries and vacation pay                       414         385
    Accrued rent                                            220         201
                                                       --------    --------
       Total current liabilities                          3,698       3,638
                                                       --------    --------

NONCURRENT LIABILITIES:
    Long-term debt                                        1,700       1,799
    Postretirement benefits                               1,815       1,796
    Accrued rent                                            571         616
    Capital leases                                          345         376
    Other                                                   396         425
                                                       --------    --------
                                                          4,827       5,012
                                                       --------    --------

DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions        774         802
    Manufacturers' and other credits                         98          96
                                                       --------    --------
                                                            872         898
                                                       --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:

    Series B ESOP Convertible Preferred Stock               483         485
    Unearned compensation under
       employee stock ownership plan                       (324)       (347)
                                                       --------    --------
                                                            159         138
                                                       --------    --------

STOCKHOLDERS' EQUITY:

    Series C Convertible Preferred Stock                      -           -
    Common Stock at par                                     249         217
    Additional paid-in capital                            2,598       2,627
    Net unrealized gain on marketable equity securities      85         126
    Retained earnings (deficit)                             232        (119)
    Treasury stock at cost                                 (694)       (311)
                                                       --------    --------
                                                          2,470       2,540
                                                       --------    --------

                                                       $ 12,026    $ 12,226
                                                       ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                      Three Months Ended                Six Months Ended
                                                                          December 31                      December 31
                                                                ----------------------------    ----------------------------
                                                                     1996            1995            1996            1995
                                                                ------------    ------------    ------------    ------------
OPERATING REVENUES:
     Passenger                                                  $      2,925    $      2,735    $      6,095    $      5,712
     Cargo                                                               145             135             269             264
     Other, net                                                          127              74             265             156
                                                                ------------    ------------    ------------    ------------
       Total operating revenues                                        3,197           2,944           6,629           6,132
                                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Salaries and related costs                                        1,107           1,051           2,199           2,088
     Aircraft fuel                                                       466             355             882             703
     Passenger commissions                                               237             246             515             524
     Contracted services                                                 182             163             381             335
     Depreciation and amortization                                       174             159             340             320
     Other selling expenses                                              149             150             328             295
     Aircraft rent                                                       137             139             274             279
     Aircraft maintenance materials and outside repairs                  103             102             211             211
     Passenger service                                                    94              91             199             195
     Facilities and other rent                                            92             109             191             222
     Landing fees                                                         62              56             126             125
     Other                                                               167             154             318             280
                                                                ------------    ------------    ------------    ------------
       Total operating expenses                                        2,970           2,775           5,964           5,577
                                                                ------------    ------------    ------------    ------------

OPERATING INCOME                                                         227             169             665             555
                                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                                                    (52)            (73)           (106)           (148)
     Interest capitalized                                                  8               7              16              14
     Interest income                                                      16              24              35              47
     Miscellaneous income (expense), net                                   6              (4)             (7)             (9)
                                                                ------------    ------------    ------------    ------------
                                                                         (22)            (46)            (62)            (96)
                                                                ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                               205             123             603             459

INCOME TAXES PROVIDED                                                    (80)            (53)           (240)           (189)
                                                                ------------    ------------    ------------    ------------

NET INCOME                                                               125              70             363             270

PREFERRED STOCK DIVIDENDS                                                 (2)            (22)             (4)            (44)
                                                                ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                     $        123    $         48    $        359    $        226
                                                                ============    ============    ============    ============

PRIMARY INCOME PER COMMON SHARE:                                $       1.66    $       0.93    $       4.77    $       4.40
                                                                ============    ============    ------------    ------------

FULLY DILUTED INCOME PER COMMON SHARE:                          $       1.63    $       0.93    $       4.64    $       3.52
                                                                ============    ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN
PER SHARE COMPUTATION:
       Primary                                                    74,173,070      51,476,488      75,276,812      51,450,876
       Fully Diluted                                              76,078,233      51,476,488      77,748,372      80,585,714

DIVIDENDS PER COMMON SHARE                                      $       0.05    $       0.05    $       0.10    $       0.10
                                                                ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              STATISTICAL SUMMARY
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    DECEMBER 31                   DECEMBER 31
                                                               --------------------         ---------------------
STATISTICAL SUMMARY:                                            1996          1995           1996           1995
                                                               ------        ------         ------         ------
     Revenue Passenger Enplaned (thousands)                    24,647        21,864         49,907         43,968
     Revenue Passenger Miles (millions)                        23,404        20,785         48,799         43,543
     Available Seat Miles (millions)                           34,195        32,220         68,581         65,618
     Passenger Mile Yield                                       12.50 c.      13.16 c.       12.49 c.       13.12 c.
     Operating Revenue Per Available Seat Mile                   9.35 c.       9.14 c.        9.67 c.        9.34 c.
     Operating Cost Per Available Seat Mile                      8.69 c.       8.61 c.        8.70 c.        8.50 c.
     Passenger Load Factor                                      68.44 %       64.51 %        71.16 %        66.36 %
     Breakeven Passenger Load Factor                            63.14 %       60.52 %        63.39 %        59.92 %
     Revenue Ton Miles (millions)                               2,747         2,435          5,620          5,049
     Cargo Ton Miles (millions)                                   407           356            740            695
     Cargo Ton Mile Yield                                       35.60 c.      37.83 c.       36.31 c.       37.96 c.
     Fuel Gallons Consumed (millions)                             649           618          1,307          1,259
     Average Price Per Fuel Gallon                              71.78 c.      57.37 c.       67.47 c.       55.82 c.
     Number of Aircraft in Fleet at End of Period                 544           539            544            539
     Full-Time Equivalent Employees at End of Period           61,872        58,097         61,872         58,097

                              DELTA AIR LINES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                Six Months Ended
                                                                   December 31
                                                               ------------------
                                                                 1996       1995
                                                               -------    -------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                                 $   363    $   270
    Adjustments to reconcile net income to cash
        provided by operating activities, net                      392        346
    Changes in certain assets and liabilities, net                 (12)      (303)
                                                               -------    -------
        Net cash provided by operating activities                  743        313
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments              (720)      (402)
        Ground property and equipment                             (128)      (114)
    Decrease in short-term investments, net                          5         28
    Proceeds from sale of flight equipment                           4         23
                                                               -------    -------
        Net cash used in investing activities                     (839)      (465)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                         2         15
    Repurchase of common stock                                    (379)         -
    Payments on long-term debt and capital lease obligations      (124)      (155)
    Cash dividends                                                 (22)       (60)
                                                               -------    -------
        Net cash used  in financing activities                    (523)      (200)
                                                               -------    -------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                (619)      (352)
Cash and cash equivalents at beginning of period                 1,145      1,233
                                                               -------    -------

Cash and cash equivalents at end of period                     $   526    $   881
                                                               =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                      $    79    $   106
    Income taxes                                               $   198    $   186

Non-cash activities:
    Capital lease obligations incurred                         $     6    $     -

The accompanying notes are an integral part of these consolidated statements.

                              DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

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

        Certain amounts in the Consolidated Statements of Operations for the three and six months ended December 31, 1995, have been reclassified to conform with the current financial statement presentation.


2.      LONG-TERM DEBT:

        During the six months ended December 31, 1996, Delta voluntarily repurchased and retired $88 million principal amount of its long-term debt, of which $1 million was repurchased and retired in the December 1996 quarter. As a result of these transactions, the Company recognized pretax losses of $8 million for the six months ended December 31, 1996; this amount is included in miscellaneous, net in the Company's Consolidated Statements of Operations.

       The 1995 Bank Credit Agreement provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until September 26, 2001. Up to $500 million of this facility may be used for the issuance of letters of credit. At December 31, 1996, no borrowings or letters of credit were outstanding under the 1995 Bank Credit Agreement.

       The Company's credit agreement with ABN AMRO Bank, N.V. and a group of banks (Letter of Credit Facility) provides for the issuance of letters of credit for up to $550 million in stated amount to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. At December 31, 1996, the face amount of the letter of credit under the Letter of Credit Facility was $470 million, which covers $290 million outstanding principal amount of the Series C ESOP Notes, up to $148 million of Make Whole Premium Amount and approximately one year of interest on the Series C ESOP Notes. For additional information regarding Delta's long-term debt, including the Series C ESOP Notes, see Note 7 (page 37) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

3.      AIRCRAFT PURCHASE COMMITMENTS:

        At December 31, 1996, the Company's aircraft fleet, purchase commitments and options were:

                                     CURRENT FLEET
                                -------------------------
             AIRCRAFT TYPE      OWNED    LEASED     TOTAL     ORDERS     OPTIONS
             -------------      -----    ------     -----     ------     -------
             B-727-200           106       23        129         -           -
             B-737-200             1       53         54         -           -
             B-737-300             -       13         13         -           -
             B-757-200            49       41         90         4          27
             B-767-200            15        -         15         -           -
             B-767-300             2       24         26         2           -
             B-767-300ER          11        7         18        13          10
             L-1011-1             25        -         25         -           -
             L-1011-200            1        -          1         -           -
             L-1011-250            6        -          6         -           -
             L-1011-500           17        -         17         -           -
             MD-11                 7        7         14         1          17
             MD-88                63       57        120         -          10
             MD-90                16        -         16        15          47
                                 ---      ---        ---        --         ---
                                 319      225        544        35         111
                                 ===      ===        ===        ==         ===

       The MD-88 aircraft options may be converted to MD-90 aircraft orders, and the B-767-300ER aircraft options may be converted to B-767-300 aircraft orders, at Delta's election.


       During the December 1996 quarter, the Company accepted delivery of two B-757-200 aircraft, one B-767-300ER aircraft, one MD-11 aircraft and four MD-90 aircraft. Additionally, the Company retired two L-1011-1 aircraft.

       Subsequent to December 31, 1996, Delta entered into an agreement to purchase, and completed the purchase of, one new B-757-200 aircraft. Delta also purchased nine B-727-200 aircraft which it had been operating under lease. In addition, the Company agreed to purchase six used B-767-300ER aircraft, subject to the negotiation of a definitive purchase agreement and certain other conditions.

       Future expenditures for aircraft, engines and engine hushkits on firm order at December 31, 1996, and for the aircraft described in the preceding paragraph, are estimated to be approximately $2.4 billion, as follows:

                                                                     AMOUNT
                         YEARS ENDING JUNE 30                     (IN MILLIONS)
                         --------------------                     -------------
                   Remainder of fiscal year 1997                     $   720
                   1998                                                  820
                   1999                                                  330
                   2000                                                  240
                   2001                                                  210
                   After 2001                                             70
                                                                     -------

                                                        Total        $ 2,390
                                                                     =======


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


5.      STOCKHOLDERS' EQUITY:

        During the December 1996 quarter, the Company issued a total of 28,947 common shares, at an average price of $57.63 per share, under the 1989 Stock Incentive Plan, the Dividend Reinvestment and Stock Purchase Plan and the Non-Employee Directors' Stock Plan.

        On April 24, 1996, Delta's Board of Directors authorized the Company to repurchase up to 24.7 million shares of its common stock and common stock equivalents (see Note 14 on page 45 of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders). During the December 1996 quarter, the Company repurchased 2,034,400 shares of its common stock at an average price of $71.30 per share under this authorization. Since April 24, 1996, the Company has repurchased a total of 6,200,000 common shares at an average price of $71.75 per share.

        At December 31, 1996, 24,700,000 common shares were reserved for issuance under the Company's broad-based employee stock option plans; 5,076,919 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,758,591 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; and 249,887 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan.

6.      INCOME TAXES:

        Income taxes are provided at the estimated annual effective tax rate, which differs from the federal statutory rate of 35% primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


7.      RESTRUCTURING CHARGES:

        During fiscal years ended 1996 and 1994, Delta recorded pre-tax restructuring and other non-recurring charges of $829 million and $526 million, respectively (see Note 17 on page 47 of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders). Of these amounts, $524 million related to asset writedowns of certain flight equipment, inventories, and route authorities; and $641 million related to curtailment losses and special termination benefits to be paid in future years as part of the Company's pension and other postretirement benefit plans. The remaining $190 million was accrued for cash payments, of which $126 million had been made through September 30, 1996. The following table reflects the accrual balances at September 30, 1996 and as of December 31, 1996. All reductions in reserves represent payments of liabilities and other settlements of outstanding issues.

                                  Balance at                      Balance at
                             September 30, 1996    Payments    December 31, 1996
                             ------------------    --------    -----------------

                                            (Amounts in Millions)
Leadership 7.5

    Workforce Reductions            $  6             $  1             $  5

    Abandoned Facilities              40                1               39

Pilot Special Early
Retirement Program                    18                5               13
                                    ----             ----             ----

Totals                              $ 64             $  7             $ 57

8.      SUBSEQUENT EVENTS:

        On January 7, 1997, the Company announced a series of planned actions to strengthen its international operations. As a result of these actions, Delta will record during the March 1997 quarter pre-tax restructuring and other non-recurring charges of up to $60 million, primarily consisting of personnel severance charges. Management believes that these charges are not likely to have a material adverse effect on Delta's consolidated financial condition or liquidity. For additional information, see Delta's Current Report on Form 8-K dated January 7, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $1.03 billion at December 31, 1996, compared to $1.65 billion at June 30, 1996. During the six months ended December 31, 1996, the principal sources of funds were $743 million of cash from operations and $619 million from cash reserves. Delta invested $720 million in flight equipment and $128 million in ground property and equipment; paid $379 million to repurchase 5,378,700 shares of the Company's common stock; made payments of $124 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $88 million principal amount of long-term debt; and paid $22 million in cash dividends. The Company may repurchase additional long-term debt from time to time. For additional information regarding Delta's common stock repurchase authorization, see Item 5 of Part II of this Form 10-Q.

As of December 31, 1996, the Company had negative working capital of $1.01 billion, compared to negative working capital of $356 million at June 30, 1996. This increase in negative working capital is largely due to the use of cash for payments on flight equipment and repurchases of the Company's common stock under the common stock repurchase authorization. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financing and proceeds from sale and leaseback transactions. At December 31, 1996, the Company had $1.25 billion of credit available under its 1995 Bank Credit Agreement, subject to compliance with certain conditions.

At December 31, 1996, long-term debt and capital lease obligations, including current maturities, totaled $2.16 billion, compared to $2.27 billion at June 30, 1996. Stockholders' equity was $2.47 billion at December 31, 1996 and $2.54 billion at June 30, 1996. The Company's debt-to-equity position, including current maturities, was 47% debt and 53% equity at both December 31, 1996, and June 30, 1996.

At December 31, 1996, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $470 million under Delta's Credit Agreement with ABN AMRO Bank and a group of banks. Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes, see Note 7 (page 37) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

On January 7, 1997, the Company announced a series of actions to strengthen its international operations. These actions, which are scheduled to be implemented between April 1997 and June 1997, include increasing the Company's operations at New York's John F. Kennedy International Airport and decreasing its operations at Frankfurt, Germany. Delta expects these actions will improve its system operating income by approximately $62 million a year. As a result of these actions, Delta will record during the March 1997 quarter pre-tax restructuring and other non-recurring charges of up to $60 million, primarily consisting of personnel severance charges.

Management believes that these charges are not likely to have a material adverse effect on Delta's consolidated financial condition or liquidity. For additional information regarding these matters, see Delta's Current Report on Form 8-K dated January 7, 1997.

The information in the preceding paragraph regarding Delta's projected improvement in system operating income is a forward-looking statement that involves a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. The specific factors and events that could cause the actual results to differ materially from the expected results include, among other things, (1) competitive factors such as the airline pricing environment and the capacity decisions of other airlines;
(2) general economic conditions; (3) changes in jet fuel prices; (4) fluctuations in foreign currency exchange rates; (5) actions by the United States and foreign governments; and (6) the willingness of customers to travel.

At its meeting on January 23, 1997, Delta's Board of Directors declared a cash dividend of five cents per common share, payable March 1, 1997, to stockholders of record on February 12, 1997.


RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995

For the quarter ended December 31, 1996, Delta recorded unaudited operating income of $227 million and net income of $125 million. For the quarter ended December 31, 1995, the Company recorded operating income of $169 million and net income of $70 million.

Operating revenues in the December 1996 quarter totaled $3.2 billion, an increase of 9% from $2.9 billion in the December 1995 quarter. Passenger revenue increased 7% to $2.9 billion, reflecting a 13% increase in revenue passenger miles, partially offset by a 5% decline in the passenger mile yield. The increase in passenger traffic is primarily due to the Company's continued use of more competitive pricing strategies; Delta's realignment of its domestic route system on December 1, 1995, which increased the Company's operations at its Atlanta and Cincinnati hubs; and favorable economic conditions. The decrease in the passenger mile yield reflects the Company's continued use of more competitive pricing strategies and the continued presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue increased 7% to $145 million. Cargo ton miles increased 14%, and the cargo ton mile yield declined 6%, largely due to the Company's utilization of more competitive pricing strategies and an increase in the average stage length related to freight shipments. All other revenue, net increased 72% to $127 million, due to improved results from code share arrangements and the expansion of joint marketing and other marketing programs.

Operating expenses for the December 1996 quarter totaled $3.0 billion, an increase of 7% from the December 1995 quarter, and operating capacity increased 6% to 34.20 billion available seat miles. As discussed below, the increase in operating expenses is primarily due to higher jet fuel prices and an increase in full-time equivalent employees to improve customer service.

Salaries and related costs increased 5% primarily due to a 6% increase in full-time equivalent employees. Aircraft fuel expense increased 31% as the average fuel price per gallon increased 25% to 71.78 cents and fuel gallons consumed increased 5%. Passenger commissions decreased 4% due to lower expenses associated with certain incentive programs. Contracted services expense rose 12% mainly due to increased information technology services. Depreciation and amortization expense rose 9% largely due to the acquisition of additional ground equipment and higher amortization of software development costs. Other selling expenses remained virtually unchanged as increased booking payments to computer reservations system providers were offset by decreased advertising and promotion costs. Facilities and other rent decreased 16% due to certain facilities rent adjustments and the reclassification of certain unoccupied airport facilities costs to nonoperating expense. Landing fees increased 11% due to increased operations at certain domestic locations. Other operating expenses increased 8% primarily due to increased usage of miscellaneous supplies, higher fuel taxes resulting from higher fuel prices and consumption, and higher insurance costs due to higher estimates of probable losses, partially offset by increased services provided to outside parties.

Nonoperating expense in the December 1996 quarter totaled $22 million, compared to nonoperating expense of $46 million in the December 1995 quarter. Interest expense decreased 29% to $52 million, due to a lower average level of long-term debt outstanding. Interest income decreased 33% to $16 million, due to lower average levels of cash invested and a slight decline in interest rates. Miscellaneous income, net increased to $6 million in the December 1996 quarter compared to miscellaneous expense of $4 million in the December 1995 quarter, due to increased income from associated companies and the reduction of losses associated with voluntary debt retirements and foreign exchange losses, partially offset by the reclassification of certain unoccupied airport facilities costs as noted above.

Pretax income of $205 million for the December 1996 quarter resulted in an income tax provision of $80 million. After a $2 million provision for preferred stock dividends, net income available to common stockholders was $123 million.

Six Months Ended December 31, 1996 and 1995

For the six months ended December 31, 1996, Delta recorded unaudited operating income of $665 million and net income of $363 million. For the six months ended December 31, 1995, the Company recorded operating income of $555 million and net income of $270 million.

Operating revenues for the six months ended December 1996 totaled $6.6 billion, an increase of 8% from $6.1 billion for the six months ended December 1995. Passenger revenue increased 7% to $6.1 billion, reflecting a 12% increase in revenue passenger miles, partially offset by a 5% decline in the passenger mile yield. The increase in passenger traffic is due to the Company's use of more competitive pricing strategies; Delta's realignment of its domestic route system on December 1, 1995, which increased the Company's operations at its Atlanta and Cincinnati hubs; the suspension of service during the September 1996 quarter by a low-cost, low-fare competitor; and favorable economic conditions. The decrease in the passenger mile yield reflects the Company's continued use of more competitive pricing strategies and the continued presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue increased 2% to $269 million. Cargo ton miles increased 6%, and the cargo ton mile yield decreased 4%, largely due to the Company's utilization of more competitive pricing strategies and an increase in the average stage length related to freight shipments. All other revenue, net increased 70% to $265 million due to improved results from code share arrangements and the expansion of joint marketing and other marketing programs.


Operating expenses for the six months ended December 1996 totaled $6.0 billion, an increase of 7% compared to the six months ended December 1995, and operating capacity increased 5% to 68.58 billion available seat miles. As discussed below, the increase in operating expenses is primarily due to higher jet fuel prices and an increase in full-time equivalent employees to improve customer service.

Salaries and related costs increased 5% primarily due to a 6% increase in full-time equivalent employees. Aircraft fuel expense increased 25% as the average fuel price per gallon increased 21% to 67.47 cents and fuel gallons consumed increased 4%. Passenger commissions decreased 2% primarily due to lower expenses associated with certain incentive programs. Contracted services expense rose 14% mainly due to increased information technology services. Depreciation and amortization expense rose 6% largely due to the acquisition of additional ground equipment and higher amortization of software development costs. Other selling expenses increased 11%, mainly the result of higher booking fee payments to computer reservations system providers. Facilities and other rent decreased 14% due to certain facilities rent adjustments, the reclassification of certain unoccupied airport facilities costs to nonoperating expense and the subleasing of certain airport facilities. Landing fees increased 1% due to increased operations at certain domestic locations mitigated by reduced operations in certain international markets. Other operating expenses increased 14%, due to higher fuel taxes resulting from higher fuel prices, higher consumption and the October 1, 1995 expiration of the exemption from the 4.3 cents per gallon federal tax on commercial aviation jet fuel used in domestic operations, as well as increased usage of miscellaneous supplies, partially offset by increased services provided to outside parties.

Nonoperating expense for the six months ended December 1996 totaled $62 million, compared to nonoperating expense of $96 million for the six months ended December 1995. Interest expense decreased 28% to $106 million, due to a lower average level of long-term debt outstanding. Interest income decreased 26% to $35 million, due to lower average levels of cash invested and a slight decline in interest rates. Miscellaneous expense, net decreased 22% to $7 million due to increased income from associated companies and the reduction of losses associated with voluntary debt retirements and foreign exchange losses, partially offset by Delta's $20 million payment to settle certain class action antitrust lawsuits filed by travel agents and the reclassification of certain unoccupied airport facilities costs as noted above. For additional information regarding the antitrust settlement, see page 12 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Pretax income of $603 million for the six months ended December 1996 quarter resulted in an income tax provision of $240 million. After a $4 million provision for preferred stock dividends, net income available to common stockholders was $359 million.

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 1996 and 1995 and consolidated condensed statements of cash flows for the six-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP


Atlanta, Georgia
January 24, 1997

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

As reported on pages 11-12 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (1996 Form 10-K), a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately 1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines. On November 4, 1994, the District Court (1) denied the plaintiffs' motion for class action certification; and (2) granted Delta's motion to dismiss plaintiffs' claims concerning Delta's pass policy for lack of subject matter jurisdiction. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit which, on August 5, 1996, affirmed the District Court's November 4, 1994 decision. The plaintiffs have filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision by the Court of Appeals affirming the District Court's ruling denying the plaintiffs' motion for class action certification.

As reported on page 12 of the 1996 Form 10-K, travel agents and a travel agency trade association filed numerous class action antitrust lawsuits in various federal district courts against airlines, including Delta, that implemented travel agent commission cap programs. These lawsuits were consolidated before the United States District Court in Minneapolis which, on January 28, 1997, granted final approval of the settlement of this litigation. The time period for appealing the District Court's order has not yet expired.

As reported on page 13 of the 1996 Form 10-K, on January 10, 1996, a purported antitrust class action complaint was filed against Delta and Trans World Airlines, Inc. (TWA) relating to Delta's agreement with TWA to lease ten takeoff/landing slots at New York's LaGuardia Airport (LaGuardia). The lawsuit was filed on behalf of persons who purchased tickets on Delta for travel between LaGuardia and Atlanta beginning November 1, 1995. On August 6, 1996, the United States District Court for the Northern District of Georgia denied the plaintiff's motion for class action certification. The plaintiff subsequently dismissed this action with prejudice.

ITEM 2.  CHANGES IN SECURITIES

        Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan
(Plan), members of the Company's Board of Directors may defer for a specified period all or a portion of their cash compensation for service as a director. Amounts deferred under the Plan are paid in cash at the end of the applicable deferral period.

        A director who participates in the Plan may choose an investment return on deferred amounts equivalent to one or more of the 17 investment funds available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the available investment funds under the Delta Family-Care Savings Plan is invested primarily in the Company's common stock (Delta Common Stock Fund).

        During the quarter ended December 31, 1996, participants in the Plan deferred a total of $16,300 in the investment return choice equivalent to the Delta Common Stock Fund (equivalent to approximately 225 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 5. OTHER INFORMATION

STOCK REPURCHASE AUTHORIZATION

On April 24, 1996, Delta's Board of Directors authorized the Company to repurchase up to 24.7 million shares of its common stock and common stock equivalents. Under this authorization, the Company may repurchase up to 6.2 million of these shares before the initial stock option grants under the Company's broad-based employee stock option plans become exercisable on October 30, 1997, and repurchase the remaining shares as Delta personnel exercise their stock options. As of December 31, 1996, the Company had repurchased 6.2 million shares of common stock for $445 million under this authorization. For additional information regarding Delta's broad-based employee stock option plans, see Item 5 of Part II in Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

DELTA EXPRESS

On October 1, 1996, Delta began operating Delta Express, a new low-fare service within Delta that operates a dedicated fleet of Boeing 737-200 aircraft in certain highly competitive, leisure-oriented markets within Delta's system, connecting the northeast and midwest with Orlando and other Florida cities. Delta Express currently operates a fleet of 25 Boeing 737-200 aircraft.

FORWARD-LOOKING INFORMATION

Delta and its representatives may make forward-looking statements about the Company and its business from time to time, either orally or in writing. These forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. It is not possible to list all of the many factors and events that could cause the actual results to differ materially from the projected results. Such factors and events may include, but are not limited to, (1) competitive factors such as the airline pricing environment, the capacity decisions of other airlines and the presence of low-cost, low-fare carriers; (2) general economic conditions;
(3) changes in jet fuel prices; (4) fluctuations in foreign currency exchange rates; (5) actions by the United States and foreign governments; and (6) the willingness of customers to travel.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.      Statement regarding computation of per share earnings.

         12. Statement regarding computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule    (For SEC use only).

(b)      Reports on Form 8-K:

         During the quarter ended December 31, 1996, Delta filed a Current Report on Form 8-K dated October 28, 1996 relating to the Company's adoption of a new Stockholder Rights Plan. Subsequent to December 31, 1996, Delta filed a Current Report on Form 8-K dated January 7, 1997 relating to its announcement of certain planned actions to strengthen its international operations.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Delta Air Lines, Inc.
                                        ----------------------------------------
                                                     (Registrant)




                                        By:   /s/ Thomas J. Roeck, Jr.
                                           -------------------------------------
                                                 Thomas J. Roeck, Jr.
                                             Senior Vice President - Finance
                                              and Chief Financial Officer




February 13, 1997