Form 10-Q
period 1997-03-31
DELTA AIR LINES INC /DE/
filed 1997-05-14
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

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


           Number of shares outstanding by each class of common stock, as of April 30, 1997:


          Common Stock, $3.00 par value - 73,467,829 shares outstanding

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DELTA AIR LINES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                  (IN MILLIONS)

                                                         March 31   June 30
ASSETS                                                     1997      1996
---------------------------------------------------------------------------
                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                             $   682   $ 1,145
    Short-term investments                                    402       507
    Accounts and notes receivable, net                      1,034       968
    Maintenance and operating supplies, at average cost        92        73
    Deferred income taxes                                     370       352
    Prepaid expenses and other                                291       237
                                                          -------   -------
        Total current assets                                2,871     3,282
                                                          -------   -------

PROPERTY AND EQUIPMENT:
    Flight equipment owned                                  9,211     8,202
       Less:  Accumulated depreciation                      3,482     3,235
                                                          -------   -------
                                                            5,729     4,967
                                                          -------   -------

    Flight equipment under capital leases                     515       515
       Less:  Accumulated amortization                        164       127
                                                          -------   -------
                                                              351       388
                                                          -------   -------

    Ground property and equipment                           2,890     2,697
       Less:  Accumulated depreciation                      1,693     1,532
                                                          -------   -------
                                                            1,197     1,165
                                                          -------   -------

    Advance payments for equipment                            320       275
                                                          -------   -------
                                                            7,597     6,795
                                                          -------   -------
OTHER ASSETS:
    Marketable equity securities                              376       473
    Deferred income taxes                                     331       415
    Investments in associated companies                       298       266
    Cost in excess of net assets acquired, net                259       265
    Leasehold and operating rights, net                       127       140
    Other                                                     633       590
                                                          -------   -------
                                                            2,024     2,149
                                                          -------   -------
                                                          $12,492   $12,226
                                                          =======   =======

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                             March 31    June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                           1997        1996
---------------------------------------------------------------------------------
                                                           (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                     $     51    $     40
    Current obligations under capital leases                       63          58
    Accounts payable and miscellaneous accrued liabilities      1,757       1,540
    Air traffic liability                                       1,461       1,414
    Accrued salaries and vacation pay                             471         385
    Accrued rent                                                  163         201
                                                             --------    --------
       Total current liabilities                                3,966       3,638
                                                             --------    --------

NONCURRENT LIABILITIES:
    Long-term debt                                              1,700       1,799
    Postretirement benefits                                     1,827       1,796
    Accrued rent                                                  591         616
    Capital leases                                                325         376
    Other                                                         407         425
                                                             --------    --------
                                                                4,850       5,012
                                                             --------    --------

DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions              761         802
    Manufacturers' and other credits                              109          96
                                                             --------    --------
                                                                  870         898
                                                             --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock                     481         485
    Unearned compensation under
       employee stock ownership plan                             (324)       (347)
                                                             --------    --------
                                                                  157         138
                                                             --------    --------

STOCKHOLDERS' EQUITY:
    Series C Convertible Preferred Stock                           --          --
    Common Stock at par                                           250         217
    Additional paid-in capital                                  2,614       2,627
    Net unrealized gain on marketable equity securities            66         126
    Retained earnings (deficit)                                   416        (119)
    Treasury stock at cost                                       (697)       (311)
                                                             --------    --------
                                                                2,649       2,540
                                                             --------    --------
                                                             $ 12,492    $ 12,226
                                                             ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         MARCH 31                          MARCH 31
                                                             ------------------------------     -----------------------------
                                                                  1997             1996             1997             1996
                                                             -------------     ------------     ------------     ------------
OPERATING REVENUES:
     Passenger                                                $      3,160     $      2,774     $      9,255     $      8,486
     Cargo                                                             142              126              411              389
     Other, net                                                        118               64              383              220
                                                              ------------     ------------     ------------     ------------
       Total operating revenues                                      3,420            2,964           10,049            9,095
                                                              ------------     ------------     ------------     ------------

OPERATING EXPENSES:
     Salaries and related costs                                      1,118            1,077            3,317            3,165
     Aircraft fuel                                                     444              365            1,326            1,068
     Passenger commissions                                             250              241              765              765
     Depreciation and amortization                                     180              156              520              476
     Contracted services                                               179              187              560              522
     Other selling expenses                                            172              159              500              454
     Aircraft rent                                                     136              138              410              417
     Aircraft maintenance materials and outside repairs                106               88              317              299
     Facilities and other rent                                          99               82              290              304
     Passenger service                                                  92               87              291              282
     Landing fees                                                       63               59              189              184
     Restructuring and other non-recurring charges                      52              556               52              556
     Other                                                             183              156              501              436
                                                              ------------     ------------     ------------     ------------
       Total operating expenses                                      3,074            3,351            9,038            8,928
                                                              ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS)                                                346             (387)           1,011              167
                                                              ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense                                                  (52)             (56)            (158)            (204)
     Interest capitalized                                                9                6               25               20
     Interest income                                                    12               18               47               65
     Miscellaneous income (expense), net                                 2              (27)              (5)             (35)
                                                              ------------     ------------     ------------     ------------
                                                                       (29)             (59)             (91)            (154)
                                                              ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                      317             (446)             920               13

INCOME TAXES (PROVIDED) CREDITED, NET                                 (128)             170             (368)             (19)
                                                              ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                                      189             (276)             552               (6)

PREFERRED STOCK DIVIDENDS                                               (2)             (22)              (6)             (66)
                                                              ------------     ------------     ------------     ------------

NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS                                        $        187     $       (298)    $        546     $        (72)
                                                              ============     ============     ============     ============


PRIMARY INCOME (LOSS) PER
COMMON SHARE:                                                 $       2.52     $      (5.77)    $       7.30     $      (1.39)
                                                              ============     ============     ============     ============

FULLY DILUTED INCOME (LOSS) PER
COMMON SHARE:                                                 $       2.47     $      (5.77)    $       7.09     $      (1.39)
                                                              ============     ============     ============     ============

WEIGHTED AVERAGE SHARES USED IN
PER SHARE COMPUTATION:
       Primary                                                  74,160,290       51,652,524       74,820,998       51,484,055
       Fully Diluted                                            76,258,570       51,652,524       77,486,702       51,484,055

DIVIDENDS PER COMMON SHARE                                    $       0.05     $       0.05     $       0.15     $       0.15
                                                              ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated statements.

                              DELTA AIR LINES, INC.
                               STATISTICAL SUMMARY
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     MARCH 31                MARCH 31
                                                             ---------------------   ----------------------
STATISTICAL SUMMARY:                                            1997        1996        1997         1996
                                                             ---------   ---------   ----------   ---------
     Revenue Passengers Enplaned (thousands)                 24,599      22,458       74,506      66,426
     Revenue Passenger Miles (millions)                      23,199      20,972       71,998      64,515
     Available Seat Miles (millions)                         33,688      31,634      102,269      97,251
     Passenger Mile Yield                                     13.62 c.    13.23 c.     12.85 c.    13.15 c.
     Operating Revenue Per Available Seat Mile                10.15 c.     9.37 c.      9.83 c.     9.35 c.
     Operating Cost Per Available Seat Mile                    9.12 c.    10.59 c.      8.84 c.     9.18 c.
     Operating Cost Per Available Seat Mile - Excluding
       restructuring and other non-recurring charges           8.97 c.     8.84 c.      8.79 c.     8.61 c.
     Passenger Load Factor                                    68.86 %     66.30 %      70.40 %     66.34 %
     Breakeven Passenger Load Factor                          61.32 %     75.55 %      62.71 %     65.03 %
     Breakeven Passenger Load Factor - Excluding
       restructuring and other non-recurring charges          60.19 %     62.26 %      62.32 %     60.68 %
     Revenue Ton Miles (millions)                             2,706       2,427        8,326       7,477
     Cargo Ton Miles (millions)                                 386         330        1,126       1,025
     Cargo Ton Mile Yield                                     36.84 c.    38.06 c.     36.49 c.    37.99 c.
     Fuel Gallons Consumed (millions)                           636         604        1,943       1,863
     Average Price Per Fuel Gallon                            69.93 c.    60.39 c.     68.27 c.    57.30 c.
     Number of Aircraft in Fleet at End of Period               549         539          549         539
     Full-Time Equivalent Employees at End of Period         62,141      57,278       62,141      57,278

                              DELTA AIR LINES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                               Nine Months Ended
                                                                    March 31
                                                               ------------------
                                                                 1997      1996
                                                               -------    -------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income (loss)                                          $   552    $    (6)
    Adjustments to reconcile net income to cash
        provided by operating activities, net                      511        143
    Restructuring and other non-recurring charges                   52        556
    Changes in certain assets and liabilities, net                 204        (34)
                                                               -------    -------
        Net cash provided by operating activities                1,319        659
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments            (1,154)      (381)
        Ground property and equipment                             (211)      (177)
    Decrease in short-term investments, net                        105         25
    Proceeds from sale of flight equipment                           6         23
                                                               -------    -------
        Net cash used in investing activities                   (1,254)      (510)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                        17         24
    Repurchase of common stock                                    (379)        --
    Payments on long-term debt and capital lease obligations      (140)      (267)
    Cash dividends                                                 (26)       (83)
                                                               -------    -------
        Net cash used in financing activities                     (528)      (326)
                                                               -------    -------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                (463)      (177)
Cash and cash equivalents at beginning of period                 1,145      1,233
                                                               -------    -------
Cash and cash equivalents at end of period                     $   682    $ 1,056
                                                               =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                      $   111    $   151
    Income taxes                                               $   221    $   191

Non-cash activities:
    Capital lease obligations incurred                         $     6    $    --

The accompanying notes are an integral part of these consolidated statements.

                              DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


1.       ACCOUNTING AND REPORTING POLICIES:

         The Company's accounting and reporting policies are summarized in Note 1 (page 33) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals (except with respect to the $52 million and $556 million pre-tax charges for restructuring and other non-recurring charges recorded during the March 1997 quarter and the March 1996 quarter, respectively - See Note 7), necessary for a fair statement of results for the interim periods.


2.       LONG-TERM DEBT:

         During the nine months ended March 31, 1997, Delta voluntarily repurchased and retired $88 million principal amount of its long-term debt, none of which was repurchased in the March 1997 quarter. As a result of these transactions, the Company recognized pretax losses of $8 million for the nine months ended March 31, 1997; this amount is included in miscellaneous income (expense), net in the Company's Consolidated Statements of Operations.

         On May 2, 1997, the Company and a group of banks entered into the 1997 Bank Credit Agreement and terminated the 1995 Bank Credit Agreement. The 1997 Bank Credit Agreement provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until May 1, 2002. Up to $700 million of this facility may be used for the issuance of letters of credit. The interest rate under this facility is, at the Company's option, the LIBOR or the prime rate, in each case plus a margin which is subject to adjustment based on certain changes in the credit ratings of the Company's long-term senior unsecured debt. The Company also has the option to obtain loans through a competitive bid procedure. The 1997 Bank Credit Agreement contains certain negative covenants that restrict the Company's ability to grant liens, incur or guarantee debt and enter into flight equipment leases. It also provides that if there is a change of control (as defined) of the Company, the banks' obligation to extend credit terminates, any amounts outstanding become immediately due and payable and the Company will immediately deposit cash collateral with the banks in an amount equal to all outstanding letters of credit. At May 14, 1997, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement.

         The Company's credit agreement with ABN AMRO Bank, N.V. and a group of banks (Letter of Credit Facility) provides for the issuance of letters of credit for up to $550 million in stated amount to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. At

         March 31, 1997, the face amount of the letter of credit under the Letter of Credit Facility was $470 million, which covers the $290 million outstanding principal amount of the Series C ESOP Notes, up to $148 million of Make Whole Premium Amount and approximately one year of interest on the Series C ESOP Notes. For additional information regarding Delta's long-term debt, including the Series C ESOP Notes, see Note 7 (page 37) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.


3.       AIRCRAFT PURCHASE COMMITMENTS:

         At March 31, 1997, the Company's aircraft fleet, purchase commitments and options were:

                                                CURRENT FLEET
                                  ---------------------------------------
             AIRCRAFT TYPE          OWNED          LEASED         TOTAL         ORDERS        OPTIONS
             -------------          -----          ------         -----         ------        -------
             B-727-200               115             14            129            --             --
             B-737-200                 1             53             54            --             --
             B-737-300                --             13             13            --             --
             B-757-200                50             41             91             4             27
             B-767-200                15             --             15            --             --
             B-767-300                 2             24             26             2             --
             B-767-300ER              15              7             22            11              7
             L-1011-1                 25             --             25            --             --
             L-1011-200                1             --              1            --             --
             L-1011-250                6             --              6            --             --
             L-1011-500               17             --             17            --             --
             MD-11                     7              7             14             1             16
             MD-88                    63             57            120            --              4
             MD-90                    16             --             16            15             44
                                     ---            ---            ---            --             --
                                     333            216            549            33             98
                                     ===            ===            ===            ==             ==



         The MD-88 aircraft options may be converted to MD-90 aircraft orders, and the B-767-300ER aircraft options may be converted to B-767-300 aircraft orders, at Delta's election.

         During the March 1997 quarter, Delta agreed to purchase six used B-767-300ER aircraft, subject to the negotiation of definitive purchase agreements and certain other conditions. The Company took delivery of two of these aircraft during the March 1997 quarter. In addition, the Company purchased nine B-727-200 aircraft which it had been operating under lease; agreed to purchase and took delivery of one new B-757-200 aircraft; and accepted delivery of two new B-767-300ER aircraft.

         Subsequent to March 31, 1997, Delta accepted delivery of two additional used B-767-300ER aircraft under the arrangement described in the preceding paragraph and one new B-767-300ER aircraft.

         Future expenditures for aircraft, engines and engine hushkits on firm order at March 31, 1997, and for the remaining four used B-767-300ER aircraft Delta agreed to purchase subject to certain conditions discussed above, are estimated to be approximately $2.0 billion, as follows:

                                                                    AMOUNT
                        YEARS ENDING JUNE 30                     (IN MILLIONS)
                        --------------------                     -------------
                  Remainder of fiscal year 1997                      $  360
                  1998                                                  820
                  1999                                                  330
                  2000                                                  240
                  2001                                                  210
                  After 2001                                             70
                                                                     ------

                                                             Total   $2,030
                                                                     ======



         During the March 1997 quarter, Delta and The Boeing Company (Boeing) reached an understanding which provides for Delta placing the following number of orders to purchase, and obtaining the following number of options (which are guaranteed delivery slots) and rolling options (which are aircraft delivery positions without fixed delivery dates that replace options and are assigned fixed delivery dates as the options expire or are exercised) to purchase, the following aircraft types:

                  ================================================================================
                                               Orders
                    Aircraft Type      (Scheduled Fiscal Years       Options       Rolling Options
                                            of Delivery)
                  ================================================================================
                  B-737-600/700/800*             70
                                             (1999-2007)                60               280
                  --------------------------------------------------------------------------------
                  B-757-200                       5
                                             (1998-1999)                20                90
                  --------------------------------------------------------------------------------
                  B-767-300ER                    10
                                             (1998-1999)                10                19
                  --------------------------------------------------------------------------------
                  B-767-400                      21
                                             (2000-2001)                24                25
                  --------------------------------------------------------------------------------
                  B-777-200                      --                     10                --
                  --------------------------------------------------------------------------------

                  *or any mix of any of these models within the general aircraft type

         The understanding is subject to (1) the negotiation of mutually acceptable definitive purchase agreements between Delta and Boeing and
         (2) definitive agreements acceptable to Delta with the respective engine manufacturers. The understanding provides, subject to certain conditions, that Boeing will be the provider of new aircraft for Delta for twenty years, and that Delta may switch orders among these aircraft types and defer firm orders. The understanding would also accelerate the delivery dates for certain of Delta's existing orders and terminate Delta's existing options for B-757-200 and B-767-300ER aircraft.

         Future expenditures for aircraft, engines and engine hushkits on firm order at March 31, 1997, the remaining four used B-767-300ER aircraft which Delta agreed to purchase subject to certain conditions discussed above, and the aircraft orders provided for under Delta's understanding with Boeing, are estimated to be approximately $6.8 billion as follows:


                                                                       AMOUNT
                                   YEARS ENDING JUNE 30             (IN MILLIONS)
                        Remainder of fiscal year 1997                   $  450
                        1998                                             1,100
                        1999                                             1,210
                        2000                                               440
                        2001                                             1,380
                        After 2001                                       2,220
                                                                        ------

                                                          Total         $6,800
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


5.       STOCKHOLDERS' EQUITY:

         During the March 1997 quarter, the Company issued a total of 292,752 common shares, at an average price of $61.66 per share, under the 1989 Stock Incentive Plan, the Dividend Reinvestment and Stock Purchase Plan and the Non-Employee Directors' Stock Plan.

         On April 24, 1996, Delta's Board of Directors authorized the Company to repurchase up to 24.7 million shares of its common stock and common stock equivalents (see Note 14 on page 45 of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders). During the March 1997 quarter, the Company did not repurchase any shares of its common stock. Since April 24, 1996, the Company has repurchased a total of 6,200,000 common shares at an average price of $71.75 per share under this authorization.

         At March 31, 1997, 24,700,000 common shares were reserved for issuance under the Company's broad-based employee stock option plans; 4,786,783 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,737,961 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; and 249,105 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan.

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


7.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES:

         During the March 1997 quarter, Delta recorded pre-tax restructuring and other non-recurring charges totaling $52 million as part of its previously announced plans to realign its transatlantic and European operations. Of this amount, $45 million relates to personnel severance costs; $5 million relates to reorganization of the Frankfurt operation; and $2 million relates to abandoned facilities in Frankfurt and other European locations.

         During fiscal years 1996 and 1994, Delta recorded pre-tax restructuring and other non-recurring charges of $829 million and $526 million, respectively (see Note 17 on page 47 of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders). The following table reflects the combined restructuring accrual balances at December 31, 1996 and at March 31, 1997. All reductions in reserves represent payments of liabilities and other settlements of outstanding issues.

                                       Balance at                                           Balance at
                                   December 31, 1996     Additions         Reductions     March 31, 1997
                                   -----------------     ---------         ----------     --------------

                                                            (Amounts in Millions)
         Leadership 7.5
           Workforce Reductions           $ 5                --                --               $ 5
           Abandoned Facilities            39                --                 1                38

         Pilot Special Early
         Retirement Program                13                --                 8                 5

         Transatlantic and
         European Realignment
           Workforce Reductions            --                45                 1                44
           Abandoned Facilities            --                 2                --                 2
           Other                           --                 5                --                 5
                                          ---               ---               ---               ---

         Totals                           $57               $52               $10               $99
                                          ===               ===               ===               ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $1.08 billion at March 31, 1997, compared to $1.65 billion at June 30, 1996. During the nine months ended March 31, 1997, the principal sources of funds were $1.32 billion of cash from operations, $568 million from cash reserves, and $17 million from the issuance of the Company's common stock. During the nine months ended March 31, 1997, Delta invested $1.15 billion in flight equipment and $211 million in ground property and equipment; paid $379 million to repurchase 5,378,700 shares of the Company's common stock; made payments of $140 million on long-term debt and capital lease obligations, which included Delta's voluntary repurchase and retirement of $88 million principal amount of long-term debt; and paid $26 million in cash dividends. The Company may repurchase additional long-term debt from time to time. For additional information regarding Delta's common stock repurchase authorization, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 14 (page 45) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

As of March 31, 1997, the Company had negative working capital of $1.10 billion, compared to negative working capital of $356 million at June 30, 1996. This increase in negative working capital is largely due to the use of cash for payments on flight equipment and repurchases of the Company's common stock under the common stock repurchase authorization. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financing and proceeds from sale and leaseback transactions.

At March 31, 1997, long-term debt and capital lease obligations, including current maturities, totaled $2.14 billion, compared to $2.27 billion at June 30, 1996. Stockholders' equity was $2.65 billion at March 31, 1997 and $2.54 billion at June 30, 1996. The Company's debt-to-equity position, including current maturities, was 45% debt and 55% equity at March 31, 1997, compared to 47% debt and 53% equity at June 30, 1996.

At March 31, 1997, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $470 million under Delta's Credit Agreement with ABN AMRO Bank and a group of banks. Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes, see Note 7 (page 37) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

On January 7, 1997, the Company announced a series of actions to strengthen its transatlantic and European operations. These actions, which are scheduled to be implemented between April 1997 and June 1997, include increasing the Company's operations at New York's John F. Kennedy International Airport and decreasing its operations at Frankfurt, Germany. Delta expects these actions will improve its system operating income by approximately $62 million a year. As a result of these actions, Delta recorded during the March 1997 quarter pre-tax restructuring and other non-recurring charges of $52 million, as described in
Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q. Management believes that these charges are not likely to have a material adverse effect on Delta's consolidated financial condition or liquidity.

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

During the March 1997 quarter, Delta and Boeing reached an understanding which provides for Delta placing orders to purchase, and obtaining options and rolling options to purchase, certain aircraft. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information on this subject.

On April 17, 1997, the Company announced compensation and benefit enhancements for its non-contract domestic employees, effective July 1, 1997. These changes are expected to increase Delta's salary and related costs by approximately $137 million annually.

On May 2, 1997, the Company and a group of banks entered into the 1997 Bank Credit Agreement and terminated the 1995 Bank Credit Agreement. The 1997 Bank Credit Agreement provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until May 1, 2002. Up to $700 million of this facility may be used for the issuance of letters of credit. At May 14, 1997, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding the 1997 Bank Credit Agreement.

On March 3, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128) which redefines how entities compute earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share data.

At its meeting on April 24, 1997, Delta's Board of Directors declared a cash dividend of five cents per common share, payable June 1, 1997, to stockholders of record on May 14, 1997.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

For the quarter ended March 31, 1997, Delta recorded unaudited operating income of $346 million and net income of $189 million. For the quarter ended March 31, 1996, the Company recorded an operating loss of $387 million and a net loss of $276 million. The results for the March 1997 quarter and the March 1996 quarter include pre-tax restructuring and other non-recurring charges of $52 million and $556 million, respectively. For additional information regarding these charges, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 14 (page 45) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

Excluding the effect of the pre-tax restructuring and other non-recurring charges noted in the preceding paragraph, the Company recorded unaudited operating income of $398 million and net income of $221 million for the quarter ended March 31, 1997, compared to operating income of $169 million and net income of $63 million for the quarter ended March 31, 1996.

Operating revenues in the March 1997 quarter totaled $3.42 billion, an increase of 15% from $2.96 billion in the March 1996 quarter. Passenger revenue increased 14% to $3.16 billion, reflecting an 11% increase in revenue passenger miles and a 3% improvement in the passenger mile yield. These results reflect favorable economic conditions, the Company's improved asset utilization and revenue management, and reduced operations by a low-cost, low-fare competitor.

Cargo revenue increased 13% to $142 million. Cargo ton miles increased 17%, while the cargo ton mile yield declined 3%, largely due to the Company's utilization of more competitive pricing strategies and an increase in the average stage length related to freight shipments. All other revenue, net increased 84% to $118 million, due to improved results from code share arrangements and the expansion of joint marketing and other marketing programs.

Operating expenses for the March 1997 quarter totaled $3.07 billion, a decrease of 8% from the March 1996 quarter. Excluding restructuring and other non-recurring charges in both the March 1997 quarter and March 1996 quarter, operating expenses increased 8% to $3.02 billion. Operating capacity increased 6% to 33.69 billion available seat miles. As discussed below, the increase in operating expenses (excluding restructuring and other non-recurring charges) is primarily due to higher jet fuel prices and an increase in full-time equivalent employees to improve customer service and to handle higher passenger traffic.

Salaries and related costs increased 4% primarily due to an 8% increase in full-time equivalent employees. Aircraft fuel expense increased 22% as the average fuel price per gallon increased 16% to 69.93 cents and fuel gallons consumed increased 5%. Passenger commissions and other selling expenses increased 4% and 8%, respectively, primarily due to higher passenger traffic. Depreciation and amortization expense rose 15% due to the acquisition of additional aircraft and ground equipment and higher software development costs. Aircraft maintenance and outside repairs increased 20% due to higher usage of airframe and engine materials related to the timing of scheduled heavy maintenance visits. Facilities and other rent increased 21% due to certain facilities rent accrual adjustments recorded in the March 1996 quarter. Other operating expenses increased 17% primarily due to higher frequent flyer expense related to the expansion of the Company's joint marketing programs, higher insurance expense and increased usage of miscellaneous supplies, partially offset by increased services provided to outside parties.

Nonoperating expense in the March 1997 quarter totaled $29 million, compared to $59 million in the March 1996 quarter. Interest expense decreased 7% to $52 million, due to a lower average level of long-term debt outstanding. Interest income decreased 33% to $12 million, due to lower average levels of cash invested and a slight decline in interest rates. Miscellaneous income increased to $2 million in the March 1997 quarter compared to miscellaneous expense of $27 million in the March 1996 quarter, primarily due to improved results from investments in associated companies and the elimination of losses associated with voluntary debt retirements incurred in the March 1996 quarter.

Pretax income of $317 million for the March 1997 quarter resulted in an income tax provision of $128 million. After a $2 million provision for preferred stock dividends, net income available to common stockholders was $187 million.



Nine months ended March 31, 1997 and 1996

For the nine months ended March 31, 1997, Delta recorded unaudited operating income of $1.011 billion and net income of $552 million. For the nine months ended March 31, 1996, the Company recorded operating income of $167 million and a net loss of $6 million. The results for the nine months ended March 31, 1997 and the nine months ended March 31, 1996, include pre-tax restructuring and other non-recurring charges of $52 million and $556 million, respectively. For additional information regarding these charges, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 14 (page 45) of the Notes to Consolidated Financial Statements in Delta's 1996 Annual Report to Stockholders.

Excluding the effect of the pre-tax restructuring and other non-recurring charges noted in the preceding paragraph, the Company recorded unaudited operating income of $1.063 billion and net income of $585 million for the nine months ended March 31, 1997, compared to operating income of $723 million and net income of $333 million for the nine months ended March 31, 1996.

Operating revenues for the nine months ended March 1997 totaled $10.05 billion, an increase of 10% from $9.10 billion for the nine months ended March 1996. Passenger revenue increased 9% to $9.26 billion, reflecting a 12% increase in revenue passenger miles, partially offset by a 2% decline in the passenger mile yield. The increase in passenger traffic is due to favorable economic conditions; the Company's realignment of its domestic route system on December 1, 1995, which increased the Company's operations at its Atlanta and Cincinnati hubs; improved asset utilization; and reduced operations by a low-cost, low-fare competitor. The decrease in the passenger mile yield reflects the Company's use of more competitive pricing strategies and the continued presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue increased 6% to $411 million. Cargo ton miles increased 10%, while the cargo ton mile yield decreased 4%, largely due to the Company's utilization of more competitive pricing strategies and an increase in the average stage length related to freight shipments. All other revenue, net increased 74% to $383 million due to improved results from code share arrangements and the expansion of joint marketing and other marketing programs.


Operating expenses for the nine months ended March 1997 totaled $9.04 billion, an increase of 1% compared to the nine months ended March 1996. Excluding restructuring and other non-recurring charges in both the nine months ended March 31, 1997 and the nine months ended March 31, 1996, operating expenses increased 7% to $8.99 billion. Operating capacity increased 5% to 102.27 billion available seat miles. As discussed below, the increase in operating expenses (excluding restructuring and other non-recurring charges) is primarily due to higher jet fuel prices and an increase in full-time equivalent employees to improve customer service and to handle higher passenger traffic.

Salaries and related costs increased 5% primarily due to an 8% increase in full-time equivalent employees. Aircraft fuel expense increased 24% as the average fuel price per gallon increased 19% to 68.27 cents and fuel gallons consumed increased 4%. Passenger commissions remained virtually unchanged as higher costs associated with increased passenger traffic were offset by lower expenses for certain incentive programs. Depreciation and amortization expense rose 9% due to the acquisition of additional aircraft and ground equipment and software development costs. Contracted services expense rose 7% mainly due to increased information technology services. Other selling expenses increased 10%, mainly the result of higher booking fee payments to computer reservations system providers due to higher passenger traffic. Aircraft maintenance and outside repairs increased 6% due to higher usage of airframe and engine materials related to the timing of scheduled heavy maintenance visits. Facilities and other rent decreased 5% due to certain facilities rent accrual adjustments, the reclassification of certain unoccupied airport facilities costs to nonoperating expense and the subleasing of certain airport facilities. Other operating expenses increased 15%, due to higher fuel taxes resulting from the October 1, 1995 expiration of the exemption from the 4.3 cents per gallon federal tax on commercial aviation jet fuel used in domestic operations, higher frequent flyer expense related to the expansion of the Company's joint marketing programs, increased usage of miscellaneous supplies and higher insurance expense, partially offset by increased services provided to outside parties.

Nonoperating expense for the nine months ended March 1997 totaled $91 million, compared to nonoperating expense of $154 million for the nine months ended March 1996. Interest expense decreased 23% to $158 million, due to a lower average level of long-term debt outstanding. Interest income decreased 28% to $47 million, due to lower average levels of cash invested and a slight decline in interest rates. Miscellaneous expense decreased 85% to $5 million due to increased income from associated companies and reduced voluntary debt retirement and foreign exchange losses, partially offset by Delta's $20 million payment to settle certain class action antitrust lawsuits filed by travel agents. For additional information regarding the antitrust settlement, see page 12 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


Pretax income of $920 million for the nine months ended March 1997 resulted in an income tax provision of $368 million. After a $6 million provision for preferred stock dividends, net income available to common stockholders was $546 million.

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of March 31, 1997 and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 1997 and 1996 and consolidated condensed statements of cash flows for the nine-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP


Atlanta, Georgia
April 25, 1997

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported on pages 11-12 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (1996 Form 10-K), a purported class action complaint was filed in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Company employee benefit plans. The plaintiffs, who have requested a jury trial, are 21 former Delta employees who seek to represent the class consisting of the approximately 1,800 former non-pilot employees of Delta who retired from active service between July 23, 1992 and January 1, 1993. The complaint alleges that Delta violated the Employee Retirement Income Security Act by (1) modifying health benefits for this group of retirees in spite of alleged oral and written representations that it would not make any such modifications; (2) breaching its fiduciary duties and interfering with plaintiffs' benefits by making such modifications and by allegedly giving false assurances that no enhanced retirement benefit incentives were being considered or would be offered in the future; and (3) discriminating against certain benefit plan participants. The complaint also alleges, among other things, that Delta breached a contract with plaintiffs by amending Delta's pass policy to suspend the flight privileges of a retiree during any period such retiree is employed by certain other airlines. On November 4, 1994, the District Court (1) denied the plaintiffs' motion for class action certification; and (2) granted Delta's motion to dismiss plaintiffs' claims concerning Delta's pass policy for lack of subject matter jurisdiction. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit which, on August 5, 1996, affirmed the District Court's November 4, 1994 decision. On February 24, 1997, the United States Supreme Court denied plaintiffs' request to review the Court of Appeals' decision affirming the District Court's ruling denying the plaintiffs' motion for class action certification. On May 1, 1997, the District Court dismissed this matter without prejudice.

As reported on page 12 of the 1996 Form 10-K, on June 27, 1996, many of the named plaintiffs in the case described in the preceding paragraph and approximately 225 additional Delta retirees filed a complaint in the United States District Court for the Northern District of Georgia against Delta and certain Delta officers in their capacity as members of the Administrative Committee responsible for administering certain Delta employee benefit plans. The complaint makes the same allegations and seeks the same relief as the purported class action lawsuit described in the preceding paragraph, but does not seek class certification. On March 14, 1997, the plaintiffs in this action dismissed this case without prejudice.

As reported on page 12 of the 1996 Form 10-K, travel agents and a travel agency trade association filed numerous class action antitrust lawsuits in various federal district courts against airlines, including Delta, that implemented travel agent commission cap programs. These lawsuits were consolidated before the United States District Court in Minneapolis which, on January 28, 1997, granted final approval of the settlement of this litigation. The time period for appealing the District Court's order granting final approval of the settlement has expired.

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

During the quarter ended March 31, 1997, participants in the Plan deferred a total of $19,625 in the investment return choice equivalent to the Delta Common Stock Fund (equivalent to approximately 250 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4 (2) of such Act.



ITEM 5. OTHER INFORMATION

On May 12, 1997, Delta said that Ronald W. Allen, the Company's Chairman of the Board, President and Chief Executive Officer, announced he will retire from the Company and resign from the Board of Directors effective July 31, 1997, when his current employment contract expires.

The Board of Directors has formed a search committee to identify and recruit a successor. The committee will be chaired by Gerald Grinstein, a member of the Board and former head of Western Air Lines, Inc. and Burlington Northern Santa Fe Corporation. Mr. Allen will work with the Board to find a successor and, after his retirement, will serve as a consultant and advisory director to the Board.

The Board has named Maurice W. Worth, currently Executive Vice President - Customer Service, as acting Chief Operating Officer. Mr Worth will be responsible for the day-to-day operation of the airline. He has 36 years of service at Delta in operations, station management and personnel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.      Statement regarding computation of per share earnings.

         12. Statement regarding computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule (For SEC use only).



(b)      Reports on Form 8-K:

         During the quarter ended March 31, 1997, Delta filed a Current Report on Form 8-K dated January 7, 1997 relating to its announcement of certain planned actions to strengthen its transatlantic and European operations.

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




May 14, 1997