Form 10-K
period 1997-06-30
DELTA AIR LINES INC /DE/
filed 1997-09-29
CIK 27904

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                          OR
   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
  COMMISSION FILE NUMBER 1-5424

                             DELTA AIR LINES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-0218548
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
   HARTSFIELD ATLANTA INTERNATIONAL AIRPORT                        30320
               ATLANTA, GEORGIA                                  (Zip Code)
   (Address of principal executive offices)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA                  (404) 715-2600
                    CODE:
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                          NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                           WHICH REGISTERED
Common Stock, par value $3.00 per share                   New York Stock Exchange
Preferred Stock Purchase Rights                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 29, 1997, was approximately $6,367,210,000. As of August 29, 1997, 73,722,230 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1997 Annual Report to Stockholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated September 15, 1997, for its Annual Meeting of Stockholders to be held on October 23, 1997.

================================================================================

                              DELTA AIR LINES, INC.

                                     PART I

ITEM 1. BUSINESS

General Description

      Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier providing scheduled air transportation for passengers, freight and mail over a network of routes throughout the United States and abroad. Based on calendar 1996 data, Delta is the largest United States airline as measured by aircraft departures and passengers enplaned, and the third largest United States airline as measured by operating revenues and revenue passenger miles flown. As of August 15, 1997, the Company served 149 domestic cities in 42 states, the District of Columbia, Puerto Rico and the United States Virgin Islands, as well as 41 cities in 25 foreign countries.

      An important characteristic of Delta's domestic route system is its four hub airports in Atlanta, Cincinnati, Dallas-Fort Worth and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. These hubs also provide connecting passengers with access to Delta's international gateway at New York's Kennedy Airport and its Pacific gateway in Portland, Oregon.

      Delta conducts operations in various foreign countries, principally in North America, Europe and Asia. Operating revenues from the Company's foreign operations were approximately $2.8 billion, $2.7 billion and $2.8 billion in the years ended June 30, 1997, 1996 and 1995, respectively.

      For the year ended June 30, 1997, passenger revenues accounted for 92% of Delta's operating revenues. Cargo revenues, which include freight and mail, accounted for 4% of Delta's operating revenues, and other sources accounted for 4% of the Company's operating revenues.

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

Regulatory Environment

      While the United States Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended (the "Act"), most domestic economic regulation of passenger and freight services was eliminated pursuant to the Airline Deregulation Act of 1978 and other statutes amending the Act. The DOT has jurisdiction over international tariffs and pricing; international routes; computer reservations systems; and certain economic and consumer protection matters such as advertising, denied boarding compensation, baggage liability and smoking aboard aircraft. The FAA regulates flying operations generally, including control of navigable air space, flight personnel, aircraft certification and maintenance, and other matters affecting air safety. The United States Department of Justice has jurisdiction over airline competition matters, including mergers and acquisitions.

      As a result of the economic deregulation of the industry, any air carrier which the DOT finds "fit" to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Authority to operate international routes continues to be regulated by the DOT and by the foreign governments involved. International route awards are also subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.

      The economic deregulation of the industry permits unfettered competition with respect to domestic routes, services, fares and rates, and Delta faces significant competition on its routes. Except for constraints imposed by the Act's Essential Air Service provisions, which are applicable to certain small communities, airlines may terminate service to a city without restriction.

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

Fares and Rates

      Airlines are permitted to set domestic ticket prices without governmental regulation, and the industry is characterized by substantial price competition. International fares and rates are subject to the jurisdiction of the DOT and governments of the foreign countries involved. Most international markets are characterized by significant price competition and substantial commissions, overrides and discounts to travel agents, brokers and wholesalers.

      The system passenger mile yield declined 2% in fiscal 1997 compared to fiscal 1996. The domestic passenger mile yield decreased 3%, reflecting the Company's use of more competitive pricing strategies; the continued presence of low-cost, low-fare carriers in domestic markets served by Delta; and the March 7, 1997 reimposition of the United States transportation excise tax. The international passenger mile yield decreased 2%, due to the Company's use of more competitive pricing strategies.

      Delta expects that low-fare competition is likely to continue in domestic and international markets. If price reductions are not offset by increases in traffic or changes in the mix of traffic that improve the passenger mile yield, Delta's operating results will be adversely affected.

Competition and Route Authority

      All domestic routes served by Delta are subject to competition from both new and existing carriers, and service over virtually all of Delta's domestic routes is highly competitive. On most of its principal domestic routes, the Company competes with at least one, and usually more than one, major airline. Delta also competes with regional and national carriers, all-cargo carriers, charter airlines and, particularly on its shorter routes, with surface transportation. Service over most of Delta's international routes is also highly competitive.

      International alliances between foreign and domestic carriers, such as the marketing and code-sharing arrangements between KLM-Royal Dutch Airlines and Northwest Airlines, Inc., and among Lufthansa German Airlines, Scandinavian Airline Systems and United Air Lines, Inc., have significantly increased competition in international markets. A proposed marketing alliance between British Airways Plc and American Airlines, Inc. is under review by United States governmental authorities. Through code-sharing arrangements with United States carriers, foreign carriers have obtained access to interior United States passenger traffic. Similarly, United States carriers have increased their ability to sell transatlantic services and destinations to and beyond European cities.

      On June 14, 1996, Delta, Swissair, Sabena and Austrian Airlines received antitrust immunity from the DOT to pursue a global marketing alliance. The alliance agreements, which were effective as of February 1, 1997, establish the framework that allowed these four carriers to form a transatlantic air transport system which links Delta's domestic system with the European hubs of Swissair, Sabena and Austrian Airlines. The alliance enables the carriers to pursue a coordinated approach to worldwide sales and marketing; common pricing and inventory control; coordination of airline schedules and route planning; and the pooling of revenues on certain code-share flights.

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

Code-Sharing

      Delta has entered into marketing agreements with certain foreign carriers to maintain or improve Delta's access to international markets. Under these dual designator code-sharing arrangements, Delta and the foreign carriers publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to provide joint service with one aircraft rather than operating separate services with two aircraft.

      Most of Delta's international code-sharing arrangements operate in discrete international city pairs. Delta purchases seats that are marketed under Delta's "DL" designator code and sells seats that are marketed under foreign carriers' two-letter designator code pursuant to code-sharing arrangements with certain foreign airlines. In addition to its agreements with Swissair, Sabena and Austrian Airlines, as of August 15, 1997, Delta had code-sharing agreements with eleven foreign carriers.

Airport Access

      Operations at four major United States and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA regulates slot allocations at Kennedy Airport in New York, La Guardia Airport in New York, National Airport in Washington, D. C., and O'Hare International Airport in Chicago. The Delta Shuttle requires slot allocations at La Guardia and National Airports, as do Delta's other operations at those four airports. Certain foreign airports also have slot allocations.

      Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Delta Express

      On October 1, 1996, Delta began Delta Express, a low-fare, leisure-oriented operation which provides service from certain cities in the Northeast and Midwest to Orlando and four other

Florida destinations. Delta Express operates a dedicated fleet of 25 B-737-200 aircraft. Effective October 1, 1997, Delta Express will offer 126 daily non-stop flights to 16 cities.

The Delta Connection Program

      Delta has marketing agreements with four air carriers serving principally the following areas of the United States: Atlantic Southeast Airlines, Inc. ("ASA") operates in the Southeast through Atlanta and in the Southwest through Dallas-Fort Worth; Business Express, Inc. operates in the Northeast through Boston and New York; Comair, Inc. ("Comair") serves Florida and operates in the Midwest through Cincinnati; and SkyWest Airlines, Inc. ("SkyWest") serves California and operates in other western states through Salt Lake City. These carriers, which are known as "Delta Connection" airlines, use Delta's "DL" code on their flights and exchange connecting traffic with Delta. At June 30, 1997, Delta held equity interests in ASA Holdings, Inc. (the parent of ASA), Comair Holdings, Inc. (the parent of Comair) and SkyWest, Inc. (the parent of SkyWest) of 27%, 21% and 15%, respectively.

Computer Reservation System Partnership

      Delta owns 38% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines, Inc., Trans World Airlines, Inc. and ABACUS Distribution Systems Pte Ltd. own 32%, 25% and 5%, respectively, of WORLDSPAN.

      CRS services are used primarily by travel agents to book airline, hotel, car rental and other travel reservations and issue airline tickets. CRS services are provided by several companies in the United States and worldwide. In the United States, other CRS competitors are SABRE (owned primarily by AMR, Inc.), Galileo International, Inc. (owned by United Air Lines, Inc., US Airways, Inc. and certain foreign carriers) and AMADEUS (owned by Continental Airlines, Inc., and certain foreign carriers). CRS vendors are subject to regulations promulgated by the DOT and certain foreign governments.

      The CRS industry is highly competitive. Delta believes that, based on the number of travel agents in the United States using a CRS, WORLDSPAN ranks third, behind SABRE and the Galileo International, Inc. in market share among travel agents in the United States.

Fuel

      Delta's operations are significantly affected by the availability and price of jet fuel. Based on the Company's fiscal 1997 jet fuel consumption, a one-cent change in the average annual price per gallon of jet fuel would have caused an approximately $26 million change in Delta's annual fuel costs. The following table shows Delta's jet fuel consumption and costs for fiscal years 1993-1997.


                 Gallons                                        Percent of
     Fiscal     Consumed         Cost         Average Price     Operating
      Year      (Millions)   (Millions)        Per Gallon        Expenses*
     ------     ----------   ----------       -------------     ---------
      1993        2,529        $1,592           62.95(cent)        13%
      1994        2,550         1,411           55.34              12
      1995        2,533         1,370           54.09              12
      1996        2,500         1,464           58.53              13
      1997        2,599         1,723           66.28              14

-------------
* Excluding restructuring and other non-recurring charges

      Aircraft fuel expense increased 18% in fiscal 1997 compared to fiscal 1996, as the average fuel price per gallon rose 13% to 66.28(cent), and fuel gallons consumed increased 4%.

      Changes in jet fuel prices have industry-wide impact and benefit or harm Delta's competitors as well as Delta. Accordingly, lower jet fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

      Delta's jet fuel contracts do not provide material protection against price increases or for assured availability of supplies. The Company purchases most of its jet fuel from petroleum refiners under contracts which establish the price based on various market indices. The Company also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which permit the refiners to set the price and give the Company the right to terminate upon short notice if the price is unacceptable. Information regarding Delta's fuel hedging program is set forth in Note 4 of the Notes to Consolidated Financial Statements on page 36 of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

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

Personnel

      At June 30, 1997, Delta employed 63,441 full-time equivalent personnel, compared to 60,289 full-time equivalent personnel at June 30, 1996.

      The following table presents certain information concerning Delta's domestic collective bargaining agreements.


                    Approximate
                     Number of                                    Contract
                     Personnel                                    Amendable
Personnel Group     Represented             Union                   Date
---------------    ------------     -------------------       ---------------
     Pilots            8,400            Air Line Pilots         May 2, 2000
                                         Association,
                                         International

     Flight              190         Professional Airline     January 1, 1998
Superintendents                        Flight Control
                                          Association


      Delta's relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent a craft or class of employees is required to file with the National Mediation Board ("NMB") an application alleging a representation dispute, along with representation cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of representation cards, will conduct an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class.

      On September 16, 1997, the Transport Workers Union of America filed an application with the NMB seeking to represent an alleged craft or class consisting of Delta's approximately 8,000 "Fleet Service" employees for purposes of collective bargaining. The NMB is investigating the application. The outcome of this matter cannot presently be determined.

      Approximately 2,200 of Delta's personnel are based outside the United States. Delta personnel in certain foreign countries are represented by labor organizations.

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

      Delta complied with the ANCA's December 31, 1994 and 1996 requirements. As of September 9, 1997, Delta operated 407 Stage 3 aircraft, constituting 73% of its fleet. The Company expects to comply with the ANCA's (1) December 31, 1998 requirement by operating a fleet comprised of at least 75% Stage 3 aircraft; and
(2) December 31, 1999 requirement by hushkitting or retiring its remaining Stage 2 aircraft. Delta has entered into definitive agreements to purchase Stage 3 engine hushkits for a number of its B-727-200 and B-737-200 aircraft.

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

      Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to the following federal Superfund Sites: the Operating Industries, Inc. Site in Monterey Park, California; the Peak Oil Site in Tampa, Florida; the Petroleum Products Corporation Site in Pembroke Park, Florida; and the Safety Engineered Disposal Site in Hillsboro, Ohio. Delta's alleged volumetric contribution at each of these sites is small when compared to the total contributions of all PRPs at that site. Delta is currently aware of soil and/or ground water contamination present on its current or former leaseholds at several domestic airports; the Company has a program in place to investigate and, if appropriate, remediate these sites. Management presently believes that the resolution of these matters is not likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Frequent Flyer Program

      Delta, like other major airlines, has established a frequent flyer program offering incentives to maximize travel on Delta. This program allows participants to accrue mileage for travel awards while flying on Delta, the Delta Connection carriers and participating airlines. Mileage credit may also be accrued for the use of certain services offered by program partners such as hotels, car rental agencies and credit card companies. Delta reserves the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

      Effective May 1, 1995, Delta modified its frequent flyer program in certain respects. The modifications included reducing the threshold for a free travel award from 30,000 miles to 25,000 miles; making free travel awards more readily transferable; providing that miles earned expire in certain circumstances; and reducing minimum mileage credit.

      Mileage credits earned can be redeemed for free or upgraded air travel, for membership in Delta's Crown Room Club and for other program partner awards. Travel awards are subject to certain transfer restrictions and, in most cases, blackout dates and capacity controlled seating. Miles earned prior to May 1, 1995 do not expire so long as Delta has a frequent flyer program. Miles earned on or after May 1, 1995 are valid for 36 months from the month of the participant's last qualifying Delta or Delta Connection flight; every time a participant completes a qualifying Delta or Delta Connection flight, his mileage balance is extended for another 36 months.

      Delta accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed. The estimated incremental cost associated with a flight award does not include any contribution to overhead or profit. Such incremental cost is based on Delta's system average cost per passenger for fuel; food and food supplies; passenger insurance, injuries, losses and damages; interrupted trips and oversales; porter service; ticket forms; bag tags; boarding forms; in-flight entertainment; and customs. Delta does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. Delta believes this exclusion is immaterial and appropriate because the large majority of these participants are not expected to earn a free flight award. Delta does not account for the redemption of non-travel awards since the cost of these awards to Delta is negligible.

      Delta estimated the potential number of roundtrip flight awards outstanding to be 8.8 million at June 30, 1995, 8.6 million at June 30, 1996 and
9.1 million at June 30, 1997. Of these earned awards, Delta expected that approximately 5.7 million, 5.7 million and 6.0 million, respectively, would be redeemed. At June 30, 1995, 1996 and 1997, Delta had recorded a liability for these awards of $101 million, $103 million and $122 million, respectively. The difference between the roundtrip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; (2) be redeemed for something other than a free trip; or (3) be redeemed on another carrier participating in the program.

      Frequent flyer program participants flew 2.0 million, 1.7 million and 1.7 million free round-trips in fiscal years 1995, 1996 and 1997, respectively. These round-trips accounted for approximately 8%, 8% and 6% of the total passenger miles flown for the respective periods. Delta believes that the low percentage of free passenger miles, its load factor and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

      The DOT is conducting a review of the frequent flyer programs of the larger U.S. airlines. The focus of the review relates to limitations placed by the carriers on the availability of award seats and the adequacy of consumer notices concerning such limitations.

Civil Reserve Air Fleet Program

      Delta is a participant in the Civil Reserve Air Fleet Program pursuant to which the Company has agreed to make available, during the period beginning October 1, 1997 and ending September 30, 1998, up to 21 of its international range aircraft for use by the United States military under certain stages of readiness related to national emergencies.

ITEM 2. PROPERTIES

Flight Equipment

      Information relating to Delta's aircraft fleet is set forth in the charts titled "Aircraft Fleet at June 30, 1997" and "Aircraft Delivery Schedules" on page 13, and in Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 40-41, of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

      Delta's long-term aircraft fleet plan is to simplify its fleet by reducing aircraft family types from six to three, while replacing older aircraft types with newer Boeing 767 and 737 aircraft over several years. The Company plans to remove all L-1011 aircraft from transatlantic service by the end of fiscal 1998, and to retire all L-1011 aircraft from its fleet within the next several years.

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

      Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of from less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports, generally under long-term leases which cover the cost of providing, operating and maintaining such facilities. In addition, Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Notes 4, 8 and 9 of the Notes to Consolidated Financial Statements on pages 36, and 40-41, of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

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

ITEM 3. LEGAL PROCEEDINGS

      On November 2, 1995, Delta reached an agreement with Trans World Airlines, Inc. ("TWA") to lease ten takeoff/landing slots ("Slots") at New York's La Guardia Airport ("La Guardia"). On November 9, 1995, ValuJet Airlines, Inc. ("ValuJet") filed suit against Delta and TWA in the United States District Court for the Northern District of Georgia. ValuJet alleges, among other things, that
(1) TWA breached an alleged agreement to lease the Slots to ValuJet; (2) Delta tortiously interfered with the alleged contract between ValuJet and TWA; (3) Delta and TWA conspired to restrain trade in violation of Section 1 of the Sherman Act; and (4) Delta engaged in acts of monopolization and attempted monopolization in violation of Section 2 of the Sherman Act. ValuJet, which has requested a jury trial, is seeking injunctive relief, unspecified compensatory damages, treble damages under the antitrust laws, punitive damages, costs and attorney's fees, and such other relief as the District Court deems appropriate. On December 7, 1995, Delta filed its answer denying liability and asserting various affirmative defenses. On July 12, 1996, the District Court granted TWA's motion for summary judgment in whole, granted Delta's motion for summary judgment with respect to ValuJet's claims of tortious interference and conspiracy, and denied Delta's motion for summary judgment with respect to ValuJet's remaining claims under Section 2 of the Sherman Act on the ground that those claims were not subject to resolution without further discovery. On August 14, 1997, the District Court denied Delta's renewed motion for summary judgment with respect to ValuJet's claims under Section 2 of the Sherman Act. Delta intends to defend this matter vigorously.

      Delta received a Civil Investigative Demand from the United States Department of Justice requesting information and documents concerning Delta's lease of the Slots. Delta has responded to this request.

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

      For a discussion of certain environmental matters, see "ITEM 1. Business - Environmental Matters" on pages 7-8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information concerning Delta's executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of Delta's executive officers.

Leo F. Mullin             Mr. Mullin has been President and Chief Executive
                          Officer of Delta since August 14, 1997. He was
                          Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 through August 13, 1997. Mr. Mullin was an executive of First Chicago Corporation from 1981 to 1995, serving as that company's President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of
                          American National Bank, a subsidiary of First
                          Chicago Corporation, from 1991 to 1993. Age 54.

Maurice W. Worth          Chief Operating Officer, August 14, 1997 to date;
                          Acting Chief Executive Officer, August 1, 1997 through August 13, 1997; Executive Vice President -
                          Customer Service and Acting Chief Operating
                          Officer, May 12, 1997 through July 31, 1997;
                          Executive Vice President - Customer Service,
                          September 13, 1995 through May 11, 1997; Senior
                          Vice President - Personnel, May 1991 through
                          September 12, 1995; Vice President - Personnel,
                          November 1989 through April 1991. Age 57.

Harry C. Alger                Executive Vice President - Operations, March 1993
                              to date; Senior Vice President - Operations,
                              February 1992 through February 1993; Vice
                              President - Flight Operations, August 1987 through
                              January 1992. Age 59.

Robert W. Coggin              Executive Vice President - Marketing, September
                              13, 1995 to date; Senior Vice President -
                              Marketing, August 1992 through September 12,
                              1995; Senior Vice President - Marketing
                              Development and Planning, February 1992 through
                              July 1992; Vice President - Marketing
                              Development and Planning, November 1991 through
                              January 1992; Vice President - Marketing
                              Development, November 1988 through October 1991.
                              Age 61.

Robert G. Adams               Senior Vice President - Personnel, November 1,
                              1996 to date; Vice President - Personnel,
                              September 16, 1995 through October 31, 1996; Vice
                              President - Personnel Services, November 1, 1993 through September 15, 1995; Assistant Vice
                              President - Personnel Services, August 1, 1993 through October 31, 1993; Assistant Vice President
                              - Personnel - International, November 1, 1991 through July 31, 1993; Vice President - Human
                              Resources, Pan American World Airways, Inc., 1982 through October 31, 1991. Age 59.


Robert S. Harkey              Senior Vice President - General Counsel and
                              Secretary, November 1994 to date; Senior Vice
                              President - General Counsel, November 1990 through
                              October 1994; Vice President - General Counsel,
                              November 1988 through October 1990. Age 56.

Thomas J. Roeck, Jr.          Senior Vice President - Finance and Chief
                              Financial Officer, June 1988 to date. Age 53.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information required by this item is set forth under "Common Stock", "Number of Shareholders" and "Market Prices and Dividends" on page 52 of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

      Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan ("Plan"), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among the 17 investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Delta's common stock ("Delta Common Stock Fund"). During the quarter ended June 30, 1997, participants in the Plan deferred a total of $39,750 in the Delta Common Stock Fund investment return choice (equivalent to approximately 463 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 6.   SELECTED FINANCIAL DATA

      Information required by this item is set forth on pages 50-51 of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Information required by this item is set forth on pages 21-27 of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item is set forth under "Market Risks Associated With Financial Instruments" on page 25, and in Note 4 of the Notes to Consolidated Financial Statements on page 36, of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item is set forth on pages 28-48, and in "Report of Independent Public Accountants" on page 49, of Delta's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item is set forth on pages 5-7, and under "Other Matters Involving Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" on page 22, of Delta's Proxy Statement dated September 15, 1997, and is incorporated herein by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      Information required by this item is set forth on pages 4, and 16-22, of Delta's Proxy Statement dated September 15, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is set forth on pages 8-10 of Delta's Proxy Statement dated September 15, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. George D. Busbee and Mr. Peter D. Sutherland are members of the Company's Board of Directors. Mr. Busbee is of counsel to the law firm of King & Spalding, which provided certain legal services to the Company in fiscal 1997 and is expected to provide similar services in fiscal 1998. Mr. Sutherland is a general partner of Goldman, Sachs & Co., which provided certain investment banking services to the Company in fiscal 1997 and is expected to provide similar services in fiscal 1998.

      Additional information required by this item is set forth on pages 20-22 of Delta's Proxy Statement dated September 15, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedule on page 19 of this Form 10-K.

         (3). The exhibits required by this item are listed in the Exhibit Index on pages 24-26 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibit 10.1 and Exhibits 10.7 to 10.16 in the Exhibit Index.

 (b) During the quarter ended June 30, 1997, Delta did not file any Current Reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1997.

                                  DELTA AIR LINES, INC.


                                  By:   /s/ Leo F. Mullin
                                        --------------------------------------
                                        Leo F. Mullin
                                        President and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of September, 1997 by the following persons on behalf of the registrant and in the capacities indicated.


          Signature                                           Title
          ---------                                           -----


Edwin L. Artzt*                            Director
-------------------------------
Edwin L. Artzt


Henry A. Biedenharn, III*                  Director
-------------------------------
Henry A. Biedenharn, III


James L. Broadhead*                        Director
-------------------------------
James L. Broadhead


Edward H. Budd*                            Director
-------------------------------
Edward H. Budd

George D. Busbee*                          Director
-------------------------------
George D. Busbee

R. Eugene Cartledge*                       Director
-------------------------------
R. Eugene Cartledge

               Signature                                       Title


Mary Johnston Evans*                        Director
-------------------------------
Mary Johnston Evans


Gerald Grinstein*                           Non-executive Chairman of the Board
-------------------------------
Gerald Grinstein


Jesse Hill, Jr.*                            Director
-------------------------------
Jesse Hill, Jr.

/s/ Leo F. Mullin                           President and Chief Executive
-------------------------------             Officer and a Director
Leo F. Mullin                               (Principal Executive Officer)

/s/ Thomas J. Roeck, Jr.                    Senior Vice President-Finance
-------------------------------             and Chief Financial Officer
Thomas J. Roeck, Jr.                        (Principal Financial Officer
                                            and Principal Accounting Officer)

Peter D. Sutherland*                        Director
-------------------------------
Peter D. Sutherland


Andrew J. Young*                            Director
-------------------------------
Andrew J. Young


*By:  /s/ Thomas J. Roeck, Jr.              Attorney-In-Fact
    ---------------------------
         Thomas J. Roeck, Jr.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to
      "Report of Independent Public Accountants" on page 49 of Delta's 1997 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's 1997 Annual Report to Stockholders.

      Consolidated Balance Sheets - June 30, 1997 and 1996

      Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

      Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements - June 30, 1997, 1996 and 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

   Schedule
    Number
   -------
      II    Valuation and Qualifying Accounts for the fiscal years ended June
            30, 1997, 1996 and 1995


       All other schedules have been omitted as not applicable.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Delta Air Lines, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated August 15, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP




Atlanta, Georgia
August 15, 1997

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                              (Amounts in Millions)

          Column A                       Column B              Column C                Column D       Column E

                                                              Additions
                                                              ---------
                                                                       Charged to
                                        Balance at      Charged to        Other                       Balance at
                                       Beginning of     Costs and       Accounts-      Deductions-      End of
         Description                      Period         Expenses       describe        describe        Period
         -----------                   ------------     -----------    -----------     -----------    -----------
DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible
accounts receivable:                      $  44            $ 30             -           $ 26 (a)        $  48

Allowance for unrealized gains
on marketable equity
securities:                               $(206)              -             -           $ 40 (b)        $(166)


(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents net unrealized loss recognized resulting from changes in market values.

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                              (Amounts in Millions)

          Column A                       Column B                Column C                           Column D          Column E

                                                                 Additions
                                                                 ---------
                                                                                Charged to
                                        Balance at     Charged to                 Other                              Balance at
                                       Beginning of     Costs and               Accounts-         Deductions-          End of
         Description                      Period        Expenses                 describe           describe           Period
         -----------                   ------------    -----------              -----------       ------------       -----------
DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible
accounts receivable:                      $  29            $ 15                      -                  -              $  44

Allowance for unrealized
gains on marketable equity
securities:                               $(131)              -                   $(75) (a)             -              $(206)


(a) Represents net unrealized gain recognized resulting from changes in market values.

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                              (Amounts in Millions)

          Column A                        Column B                  Column C                         Column D        Column E

                                                                    Additions
                                                                               Charged to
                                         Balance at       Charged to              Other                              Balance at
                                        Beginning of      Costs and             Accounts-           Deductions-       End of
         Description                       Period          Expenses             describe             describe         Period
         -----------                    ------------      ----------           -----------          -----------      ----------
DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible
accounts receivable:                       $ 50             $ 21                    -                $ 42 (a)        $  29

Allowance for unrealized
gains on marketable equity
securities:                                $(85)               -                 $(46) (b)              -            $(131)


(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents net unrealized gain recognized resulting from changes in market values.

                                  EXHIBIT INDEX


      3.1 Delta's Certificate of Incorporation (Filed as Exhibit 4.1 to Delta's Registration Statement on Form S-8 (Registration No. 333-16471)).*

      3.2 Delta's By-Laws (Filed as Exhibit 3 to Delta's Current Report on Form 8-K dated November 17, 1993).*

      4.1 Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of New York, as Rights Agent (Filed as Exhibit 1 to Delta's Form 8-A/A Registration Statement dated November 4, 1996).*

      4.2 Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 of this Form 10-K).

      4.3 Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, Trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

      4.4 Agreement dated May 31, 1989, among Delta, The Citizens and Southern National Bank and The Citizens and Southern National Bank of Florida relating to the appointment of a successor trustee under the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank (Filed as Exhibit 4.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

      4.5 Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

      4.6 Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

      4.7 Credit Agreement dated as of May 2, 1997, by and among Delta, Certain Banks and NationsBank, N.A. (South), as Agent Bank.

      4.8 Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, Issuer, Delta, Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

      4.9 Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, ESOP Trustee, and Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

      Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

      10.1 Delta's Incentive Compensation Plan, as amended (Filed as Appendix A to Delta's Proxy Statement dated September 16, 1996).*

      10.2 Stock Purchase Agreement dated July 10, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated July 24, 1989).*

      10.3 Stock Purchase Agreement dated August 21, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

      10.4 Stock Purchase Agreement dated October 26, 1989, between Singapore Airlines Limited and Delta (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K dated November 2, 1989).*

      10.5 Stock Purchase Agreement dated October 26, 1989, between Delta and Singapore Airlines Limited (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated November 2, 1989).*

      10.6 Sixth Amended and Restated Limited Partnership Agreement of WORLDSPAN, L.P. dated as of April 30, 1993 (Filed as Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

      10.7 Employment Agreement dated July 29, 1987, between Delta and Mr. Ronald W. Allen, as amended by the Amendments thereto dated February 1, 1992, August 15, 1992, October 28, 1993, and August 16, 1996 (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June 30, 1987, Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992,
Exhibit 10.13 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

      10.8 Agreement dated as of July 31, 1997 between Delta and Mr. Ronald W. Allen.

      10.9  Delta's 1989 Stock Incentive Plan, as amended (Filed as Exhibit
10.10 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

      10.10 Delta's Executive Deferred Compensation Plan, as amended (Filed as
Exhibit 10.11 to Delta's Annual Report on Form 10-K for the year ended June 30,
1995).*

      10.11 Directors' Deferred Compensation Plan (Filed as Exhibit 10.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

      10.12 Directors' Charitable Award Program (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

      10.13 1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Excess Benefit Plan Agreement (Filed as Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992).*

      10.14 Delta's Non-employee Directors' Stock Plan (Filed as Exhibit 4.5 to Delta's Registration Statement on Form S-8 (Registration No. 33-65391)).*

      10.15 Form of Stock Option and Restricted Stock Award Agreements under 1989 Stock Incentive Plan (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

      10.16 Forms of Executive Retention Protection Agreements for Certain Officers.

      10.17 Agreement dated April 29, 1996, between Delta and The Air Line Pilots in the service of Delta as represented by the Air Line Pilots Association, International (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).*

      11. Statement regarding computation of per share earnings for the years ended June 30, 1997, 1996 and 1995.

      12. Statement regarding computation of ratio of earnings to fixed charges for the years ended June 30, 1997, 1996, 1995, 1994 and 1993.

      13. Portions of Delta's 1997 Annual Report to Stockholders.

      18. Letter re Change in Accounting Principles.

      23. Consent of Arthur Andersen LLP.

      24. Powers of Attorney.

      27. Financial Data Schedule.

----------------------------
*Incorporated herein by reference