Form 10-Q
period 1997-09-30
DELTA AIR LINES INC /DE/
filed 1997-11-14
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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

          Number of shares outstanding by each class of common stock, as of October 31, 1997:


          Common Stock, $3.00 par value - 74,007,056 shares outstanding

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                              DELTA AIR LINES, INC.
                           Consolidated Balance Sheets

                                  (In Millions)

                                                   September 30       June 30
ASSETS                                                 1997            1997
--------------------------------------------------------------------------------
                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                         $ 1,151        $   662
    Short-term investments                                504            508
    Accounts receivable, net of
       allowance for uncollectible accounts
       of $49 at September 30, 1997
       and $48 at June 30, 1997                         1,029            943
    Maintenance and operating supplies,
       at average cost                                     85             93
    Deferred income taxes                                 437            413
    Prepaid expenses and other                            283            248
                                                      -------        -------
        Total current assets                            3,489          2,867
                                                      -------        -------

PROPERTY AND EQUIPMENT:
    Flight equipment                                   10,037          9,619
       Less:  Accumulated depreciation                  3,606          3,510
                                                      -------        -------
                                                        6,431          6,109
                                                      -------        -------

    Flight equipment under capital leases                 515            523
       Less:  Accumulated amortization                    180            176
                                                      -------        -------
                                                          335            347
                                                      -------        -------

    Ground property and equipment                       3,085          3,032
       Less:  Accumulated depreciation                  1,821          1,758
                                                      -------        -------
                                                        1,264          1,274
                                                      -------        -------
    Advance payments for equipment                        277            312
                                                      -------        -------
         Total property and equipment                   8,307          8,042
                                                      -------        -------
OTHER ASSETS:
    Marketable equity securities                          401            432
    Deferred income taxes                                  20            103
    Investments in associated companies                   328            317
    Cost in excess of net assets acquired, net            254            257
    Leasehold and operating rights, net                   132            134
    Other                                                 604            589
                                                      -------        -------
       Total other assets                               1,739          1,832
                                                      -------        -------
Total assets                                          $13,535        $12,741
                                                      =======        =======

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                           Consolidated Balance Sheets
                                  (In Millions)

                                                    September 30       June 30
LIABILITIES AND SHAREHOLDERS' EQUITY                   1997             1997
--------------------------------------------------------------------------------
                                                    (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt             $    227         $    236
    Current obligations under capital leases               59               62
    Accounts payable and miscellaneous
     accrued liabilities                                2,307            1,691
    Air traffic liability                               1,437            1,418
    Accrued salaries and vacation pay                     376              463
    Accrued rent                                          195              213
                                                     --------         --------
       Total current liabilities                        4,601            4,083
                                                     --------         --------

NONCURRENT LIABILITIES:
    Long-term debt                                      1,473            1,475
    Postretirement benefits                             1,851            1,839
    Accrued rent                                          605              602
    Capital leases                                        306              322
    Other                                                 454              406
                                                     --------         --------
         Total noncurrent liabilities                   4,689            4,644
                                                     --------         --------
DEFERRED CREDITS:
    Deferred gain on sale and leaseback
     transactions                                         733              746
    Manufacturers' and other credits                      103              105
                                                     --------         --------
                                                          836              851
                                                     --------         --------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock             478              480
    Unearned compensation under
       employee stock ownership plan                     (309)            (324)
                                                     --------         --------
                                                          169              156
                                                     --------         --------

SHAREHOLDERS' EQUITY:
    Common Stock at par                                   251              251
    Additional paid-in capital                          2,648            2,645
    Net unrealized gain on noncurrent
     marketable equity securities                          84              101
    Retained earnings                                     958              711
    Treasury stock at cost                               (701)            (701)
                                                     --------         --------
       Total shareholders' equity                       3,240            3,007
                                                     --------         --------
Total liabilities and shareholders' equity           $ 13,535         $ 12,741
                                                     ========         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                        (In Millions, except Share Data)

                                                     Three Months Ended
                                                        September 30
                                               ------------------------------
                                                  1997               1996
                                               -------------     ------------
OPERATING REVENUES:
     Passenger                                 $      3,260      $      3,170
     Cargo                                              142               124
     Other, net                                         150               138
                                               ------------      ------------
       Total operating revenues                       3,552             3,432
                                               ------------      ------------

OPERATING EXPENSES:
     Salaries and related costs                       1,178             1,092
     Aircraft fuel                                      409               416
     Passenger commissions                              266               278
     Contracted services                                206               199
     Depreciation and amortization                      198               166
     Other selling expenses                             164               179
     Aircraft rent                                      137               137
     Aircraft maintenance materials
      and outside repairs                               124               108
     Passenger service                                  111               105
     Facilities and other rent                          103                99
     Landing fees                                        64                64
     Other                                              161               151
                                               ------------      ------------
       Total operating expenses                       3,121             2,994
                                               ------------      ------------

OPERATING INCOME                                        431               438
                                               ------------      ------------

OTHER INCOME (EXPENSE):
     Interest expense                                   (50)              (54)
     Interest capitalized                                 9                 8
     Interest income                                     17                19
     Miscellaneous income
      (expense), net                                     11               (13)
                                               ------------      ------------
                                                        (13)              (40)
                                               ------------      ------------

INCOME BEFORE INCOME TAXES                              418               398

INCOME TAXES PROVIDED                                  (164)             (160)
                                               ------------      ------------

NET INCOME                                              254               238

PREFERRED STOCK DIVIDENDS                                (2)               (2)
                                               ------------      ------------

NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS                         $        252      $        236
                                               ============      ============

PRIMARY INCOME PER COMMON SHARE                $       3.34      $       3.09
                                               ============      ============

FULLY DILUTED INCOME PER
COMMON SHARE                                   $       3.26      $       2.98
                                               ============      ============

WEIGHTED AVERAGE SHARES USED IN
PER SHARE COMPUTATION:
       Primary                                   75,160,664        76,490,970
       Fully Diluted                             77,454,150        79,533,689

DIVIDENDS PER COMMON SHARE                     $       0.05      $       0.05
                                               ============      ============

The accompanying notes are an integral part of these consolidated statements.

                              DELTA AIR LINES, INC.
                               Statistical Summary
                                   (Unaudited)


                                                                     Three Months Ended
                                                                        September 30
                                                               -----------------------------
Statistical Summary:                                              1997             1996
                                                               ------------     ------------
     Revenue Passengers Enplaned (thousands)                   26,506            25,260
     Revenue Passenger Miles (millions)                        26,585            25,395
     Available Seat Miles (millions)                           35,683            34,386
     Passenger Mile Yield                                       12.26(cent)       12.49(cent)
     Operating Revenue Per Available Seat Mile                   9.95(cent)        9.98(cent)
     Operating Cost Per Available Seat Mile                      8.75(cent)        8.71(cent)
     Passenger Load Factor                                      74.50%            73.85%
     Breakeven Passenger Load Factor                            64.66%            63.65%
     Revenue Ton Miles (millions)                               3,073             2,873
     Cargo Ton Miles (millions)                                   415               333
     Cargo Ton Mile Yield                                       34.29(cent)       37.18(cent)
     Fuel Gallons Consumed (millions)                             682               658
     Average Price Per Fuel Gallon                              59.93(cent)       63.21(cent)
     Number of Aircraft in Fleet at End of Period                 558               538
     Full-Time Equivalent Employees at End of Period           63,708            60,888

                              DELTA AIR LINES, INC.

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                  (In Millions)

                                                              Three Months Ended
                                                                 September 30
                                                           ------------------------
                                                             1997            1996
                                                           --------        --------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                              $   254         $   238
    Adjustments to reconcile net income to cash
        provided by operating activities, net                   273             254
    Changes in certain assets and liabilities, net              451             (58)
                                                            -------         -------
        Net cash provided by operating activities               978             434
                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments           (405)           (295)
        Ground property and equipment                           (62)            (65)
    Decrease in short-term investments, net                       9               3
                                                            -------         -------
        Net cash used in investing activities                  (458)           (357)
                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                      3               1
    Repurchase of common stock                                   --            (234)
    Payments on long-term debt and
     capital lease obligations                                  (30)           (103)
    Cash dividends                                               (4)             (4)
                                                            -------         -------
        Net cash used in financing activities                   (31)           (340)
                                                            -------         -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              489            (263)
Cash and cash equivalents at beginning of period                662           1,145
                                                            -------         -------
Cash and cash equivalents at end of period                  $ 1,151         $   882
                                                            =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                   $    56         $    65
    Income taxes                                            $    19         $    45





The accompanying notes are an integral part of these condensed consolidated statements.

                              DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


1.       ACCOUNTING AND REPORTING POLICIES:

         The Company's accounting and reporting policies are summarized in Note 1 (page 33) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair statement of results for the interim periods.


2.       LONG-TERM DEBT:

         The 1997 Bank Credit Agreement provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until May 1, 2002. Up to $700 million of this facility may be used for the issuance of letters of credit. The interest rate under this facility is, at the Company's option, the LIBOR or the prime rate, in each case plus a margin which is subject to adjustment based on certain changes in the credit ratings of the Company's long-term senior unsecured debt. The Company also has the option to obtain loans through a competitive bid procedure. The 1997 Bank Credit Agreement contains certain negative covenants that restrict the Company's ability to grant liens, incur or guarantee debt and enter into flight equipment leases. It also provides that if there is a change of control (as defined) of the Company, the banks' obligation to extend credit terminates, any amounts outstanding become immediately due and payable and the Company will immediately deposit cash collateral with the banks in an amount equal to all outstanding letters of credit. At September 30, 1997, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement.

         The Company's credit agreement with ABN AMRO Bank, N.V. and a group of banks (Letter of Credit Facility) provides for the issuance of letters of credit for up to $500 million in stated amount to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. At September 30, 1997, the face amount of the letter of credit under the Letter of Credit Facility was $450 million, which covers the $290 million outstanding principal amount of the Series C ESOP Notes, up to $128 million of Make Whole Premium Amount and approximately one year of interest on the Series C ESOP Notes. For additional information regarding the Letter of Credit Facility and Delta's long-term debt, including the Series C ESOP Notes, see Note 7 (page 38) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

3.       AIRCRAFT PURCHASE COMMITMENTS:

         At October 31, 1997, the Company's aircraft fleet, purchase commitments, options (which have scheduled delivery slots), and rolling options (which replace options and are assigned delivery slots as options expire or are exercised) were:

                               CURRENT FLEET
                        -----------------------------
                                                                              ROLLING
 AIRCRAFT TYPE          OWNED      LEASED     TOTAL      ORDERS     OPTIONS   OPTIONS
 -------------          -----      ------     -----      ------     -------   -------

B-727-200                118         13        131         --         --         --
B-737-200                  1         53         54         --         --         --
B-737-300                 --         13         13         --         --         --
B-737-600/700/800         --         --         --         70         60        280
B-757-200                 50         41         91          9         20         90
B-767-200                 15         --         15         --         --         --
B-767-300                  2         24         26          2         --         --
B-767-300ER               25          7         32         15         10         19
B-767-400                 --         --         --         21         24         25
B-777-200                 --         --         --         --         10         --
L-1011-1                  24         --         24         --         --         --
L-1011-250                 6         --          6         --         --         --
L-1011-500                17         --         17         --         --         --
MD-11                      7          7         14          1         --         --
MD-88                     63         57        120         --         --         --
MD-90                     16         --         16         --         --         --
                         ---        ---        ---        ---        ---        ---
                         344        215        559        118        124        414
                         ===        ===        ===        ===        ===        ===

During the September 1997 quarter, Delta took delivery of three new B-767-300ER aircraft and one used B-767-300ER aircraft; purchased one B-727-200 aircraft which it had been operating under lease; purchased two additional used B-727-200 aircraft; and retired one L-1011-200 aircraft. The Company also exercised options to purchase five shipsets of Stage 3 heavyweight hushkits for B-737-200 aircraft and four shipsets of Stage 3 heavyweight hushkits for B-727-200 aircraft.

Subsequent to September 30, 1997, Delta took delivery of one new B-767-300ER aircraft. Also subsequent to September 30, 1997, Delta and Federal Express Corporation entered into an agreement which provides Delta with options to purchase 36 shipsets of Stage 3 heavyweight hushkits and seven spare engine hushkits for B-727-200 aircraft by the end of calendar year 1999.

On October 21, 1997, Delta and The Boeing Company (Boeing) entered into definitive aircraft purchase agreements under which Delta placed orders to purchase, and obtained options and rolling options to purchase, certain aircraft. All orders in the above table are the result of the new Boeing agreements except for preexisting orders for four B-757-200, two B-767-300, five B-767-300ER and one MD-11 aircraft. All orders for MD-90 aircraft were canceled. All options and rolling options reflected in the above table are the result of the new Boeing agreements. These agreements provide that, subject to certain conditions, Delta may switch orders among these aircraft types and defer the delivery of aircraft. The agreements also provide that Boeing will be the sole supplier of new aircraft to Delta for 20 years, subject to certain exceptions, but that this provision is not enforceable by Boeing until the European Commission permits such enforcement. Delta is continuing negotiations with the manufacturers of the engines for the aircraft covered by these agreements.

         Future expenditures for aircraft, engines and engine hushkits on firm order at October 31, 1997 are estimated to be $5.4 billion, as follows:

                                                                AMOUNT
                         YEARS ENDING JUNE 30                (IN MILLIONS)
                         --------------------                -------------
              Remainder of fiscal year 1998                     $   670
              1999                                                  970
              2000                                                  260
              2001                                                1,300
              2002                                                  300
              After 2002                                          1,870
                                                                 ------

                                                   Total         $5,370
                                                                 ======

4.      CONTINGENCIES:

        Delta is a defendant in certain legal actions relating to alleged employment discrimination practices, antitrust matters, environmental issues and other matters concerning Delta's business. Although the ultimate outcome of these matters cannot be predicted with certainty, management presently believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial condition or results of operations.


5.      SHAREHOLDERS' EQUITY:

        During the September 1997 quarter, the Company issued a total of 50,234 common shares, at an average price of $66.07 per share, under the 1989 Stock Incentive Plan, the Dividend Reinvestment and Stock Purchase Plan and the Non-Employee Directors' Stock Plan.

        At September 30, 1997, 24,700,000 common shares were reserved for issuance under the Company's broad-based employee stock option plans; 4,329,357 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,703,269 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; and 248,892 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan.


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

7.      RESTRUCTURING AND OTHER NON-RECURRING CHARGES:

        During fiscal years 1997 and 1996, Delta recorded pre-tax restructuring and other non-recurring charges of $52 million and $829 million, respectively (see Note 16 on page 46 of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders). The following table reflects the activity in the restructuring accruals during the three months ended September 30, 1997. All reductions in reserves represent payments of liabilities.


                           Balance at                            Balance at
                          June 30, 1997        Reductions    September 30, 1997
                          -------------        ----------    ------------------
                                         (Amounts in Millions)
 Leadership 7.5
   Workforce Reductions         $ 4                $-               $ 4
   Abandoned Facilities          38                 1                37
 Transatlantic and
 European Realignment
   Workforce Reductions          39                12                27
   Abandoned Facilities           2                 -                 2
   Other                          5                 1                 4
                                ---               ---               ---

Totals                          $88               $14               $74
                                ===               ===               ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $1.65 billion at September 30, 1997, compared to $1.17 billion at June 30, 1997. During the three months ended September 30, 1997, the principal source of funds was $978 million of cash from operations, which included $310 million received from the Company's frequent flyer partners for the prepayment of mileage credits. During the three months ended September 30, 1997, Delta invested $405 million in flight equipment and $62 million in ground property and equipment; made payments of $30 million on long-term debt and capital lease obligations; and paid $4 million in cash dividends. The Company may repurchase its long-term debt and Common Stock from time to time. For additional information regarding Delta's Common Stock repurchase authorization, see Note 15, (page 46), of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

As of September 30, 1997, the Company had negative working capital of $1.11 billion, compared to negative working capital of $1.22 billion at June 30, 1997. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financing and proceeds from sale and leaseback transactions.

At September 30, 1997, long-term debt and capital lease obligations, including current maturities, totaled $2.07 billion, compared to $2.10 billion at June 30, 1997. Shareholders' equity was $3.24 billion at September 30, 1997 and $3.01 billion at June 30, 1997. The Company's debt-to-equity position, including current maturities, was 39% debt and 61% equity at September 30, 1997, compared to 41% debt and 59% equity at June 30, 1997.

At September 30, 1997, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $450 million under Delta's Credit Agreement with ABN AMRO Bank and a group of banks (Letter of Credit Facility). Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes and the Letter of Credit Facility, see Note 7 (page 38) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

At September 30, 1997, the Company had $1.25 billion of credit available on a revolving basis under its 1997 Bank Credit Agreement. Up to $700 million of this facility may be used for the issuance of letters of credit. At October 31, 1997, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding the 1997 Bank Credit Agreement.

During September 1997, Standard & Poors upgraded the credit rating of Delta's long-term senior unsecured debt from BB+ to BBB-. Moody's Investor Service's rating of Delta's long-term senior unsecured debt is Baa3.

On September 23, 1997, Delta introduced a new travel agency commission rate structure for tickets issued by travel agents in the U.S. and Canada. Tickets purchased in the United States for domestic travel will earn an eight percent base commission rate with a maximum payment of $50 for each round-trip and $25 for each one-way flight. Tickets purchased in Canada for flights between Canada and the U.S. will earn an eight percent base commission rate with a maximum payment of $70 Canadian for round-trips and $35 Canadian for one-way flights. Tickets purchased in the U.S. and Canada to international destinations will earn an eight percent base with no maximum payment amount. Management estimates these changes in the travel agency commission rate structure will reduce Delta's operating expenses by approximately $90 million to $100 million a year. This estimate is a forward-looking statement that involves a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. See "Forward-Looking Information" on page 17 of this Form 10-Q.

At its meeting on October 23, 1997, Delta's Board of Directors declared a cash dividend of five cents per common share, payable December 1, 1997, to shareholders of record at the close of business on November 12, 1997.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

For the quarter ended September 30, 1997, Delta recorded unaudited operating income of $431 million and net income of $254 million. For the quarter ended September 30, 1996, the Company recorded operating income of $438 million and net income of $238 million.

Operating revenues in the September 1997 quarter totaled $3.55 billion, an increase of 3% from $3.43 billion in the September 1996 quarter. Passenger revenue increased 3% to $3.26 billion, reflecting a 5% increase in revenue passenger miles, partially offset by a 2% decline in the passenger mile yield. The increase in revenue passenger miles is mainly attributed to a 4% increase in capacity, favorable economic conditions and improved asset utilization. The decrease in the passenger mile yield reflects the positive impact of the 1996 Centennial Olympic Games and the temporary expiration of the U.S. transportation excise tax on the Company's passenger mile yield in the September 1996 quarter; and the continued presence of low-cost, low-fare carriers in domestic markets served by Delta.

Cargo revenue increased 15% to $142 million. Cargo ton miles increased 25%, while cargo ton mile yield declined 8%, largely due to the Company's utilization of more competitive pricing strategies and an increase in the average stage length related to freight shipments. All other revenue, net, increased 9% to $150 million, largely due to an increase in administrative service charge revenue driven in part by higher system traffic.

Operating expenses for the September 1997 quarter totaled $3.12 billion, an increase of 4% from the September 1996 quarter, and operating capacity increased 4% to 35.68 billion available seat miles. Salaries and related costs increased 8% primarily due to a 5% increase in full-time equivalent employees and previously announced compensation and benefit enhancements for non-
 contract domestic employees, which became effective July 1, 1997. Aircraft fuel expense decreased 2% as the average fuel price per gallon declined 5% to 59.93 cents, partially offset by a 4% increase in fuel gallons consumed. Passenger commissions decreased 4% reflecting lower expenses for certain travel agent incentive programs. Contracted services increased 4%, primarily the result of higher costs associated with certain outsourced airport functions and higher cargo handling costs related to increased volume. Depreciation and amortization expense rose 19% due to the acquisition of 30 additional aircraft, including the purchase of 10 B-727-200 aircraft which the Company had previously been operating under operating leases, the acquisition of additional ground equipment, and the amortization of software development costs. Other selling expenses decreased 8% primarily the result of higher advertising expense incurred in September 1996 quarter related to the 1996 Centennial Olympic games, partially offset by increased credit card transaction fees. Aircraft maintenance materials and outside repairs increased 15% due to the timing of scheduled maintenance visits and other costs associated with the maturation of the fleet. Passenger service expense rose 6% due to increased passenger traffic and enhanced transatlantic business class service. Other operating expenses increased 7% primarily due to increased usage of miscellaneous supplies and higher consulting fees.

Nonoperating expense in the September 1997 quarter totaled $13 million, compared to $40 million in the September 1996 quarter. The decrease is largely due to the inclusion in the September 1996 quarter of a $20 million payment to settle certain class action antitrust lawsuits and losses related to the voluntary repurchase and retirement of long-term debt.

Pretax income of $418 million for the September 1997 quarter resulted in an income tax provision of $164 million. After a $2 million provision for preferred stock dividends, net income available to common shareholders was $252 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see "Market Risks Associated With Financial Instruments" (page 25) in Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 4 (page 36) of the Notes to Consolidated Financial Statements contained in Delta's 1997 Annual Report to Shareholders.

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of September 30, 1997 and the related consolidated statements of operations and consolidated condensed statements of cash flows for the three-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP


Atlanta, Georgia
October 31, 1997

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported on page 11 of Delta's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, ValuJet Airlines, Inc. (ValuJet) filed a lawsuit against Delta alleging, among other things, that Delta violated the antitrust laws by leasing certain takeoff/landing slots at New York's La Guardia Airport. On November 3, 1997, Delta and ValuJet entered into an agreement to settle this lawsuit.

ITEM 2.  CHANGES IN SECURITIES

Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan (Plan), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among the 17 investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Delta's Common Stock (Delta Common Stock Fund). During the quarter ended September 30, 1997, participants in the Plan deferred a total of $40,177 in the Delta Common Stock Fund investment return choice (equivalent to approximately 427 shares of Delta Common Stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Delta's Annual Meeting of Shareholders held on October 23, 1997, the holders of Delta's Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1. Elected the persons named below to Delta's Board of Directors by the following vote:

                                           FOR                WITHHELD
                                           ---                --------
         Edwin L. Artzt                 71,762,220             955,545
         Henry A. Biedenharn, III       71,780,711             937,054
         James L. Broadhead             71,724,034             993,731
         Edward H. Budd                 71,803,699             914,066
         R. Eugene Cartledge            71,797,483             920,282
         Mary Johnston Evans            71,772,607             945,158
         Gerald Grinstein               71,771,882             945,883
         Jesse Hill, Jr.                71,694,787           1,022,978
         Leo F. Mullin                  71,809,090             908,675
         Andrew J. Young                70,313,211           2,404,554


         There were no broker non-votes on this matter.

2. Ratified the appointment of Arthur Andersen LLP as independent auditors of Delta for fiscal year 1998 by a vote of 72,222,646 FOR; 326,362 AGAINST; and 168,757 ABSTENTIONS. There were no broker non-votes on this matter.

3. Approved the 1989 Stock Incentive Plan, as amended, by a vote of 42,547,887 FOR; 22,731,834 AGAINST; and 346,702 ABSTENTIONS. There were 7,091,342 broker non-votes on this matter.

4. Defeated a shareholder proposal relating to the location of future Annual Meetings of Shareholders by a vote of 3,578,628 FOR; 59,304,781 AGAINST; and 2,743,014 ABSTENTIONS. There were 7,091,342 broker non-votes on this matter.

5. Defeated a shareholder proposal relating to Company employment matters by a vote of 4,371,236 FOR; 56,927,244 AGAINST; and 4,327,943
         ABSTENTIONS. There were 7,091,342 broker non-votes on this matter.

ITEM 5.  OTHER INFORMATION

BROAD-BASED STOCK OPTION PLANS

On October 24, 1996, the Company's shareholders approved two plans providing for the issuance of non-qualified stock options to substantially all of Delta's non-officer personnel in their individual capacity to purchase a total of 24.7 million shares of Delta Common Stock. One plan is for eligible Delta personnel who are not pilots (Nonpilot Plan); the other plan covers the Company's pilots (Pilot Plan).

The Nonpilot and Pilot Plans involve non-qualified stock options to purchase
14.7 million and 10 million shares of Delta Common Stock, respectively. The Plans provide for grants in three equal annual installments at an exercise price equal to the opening price of the Common Stock on the New York Stock Exchange on the grant date. Stock options awarded under the Plans are generally exercisable beginning one year, and ending 10 years, after their grant dates, and are not transferable other than upon the death of the person granted the stock options. Under the terms of the Plans, Delta granted eligible personnel non-qualified stock options to purchase a total of (1) 8.2 million shares of Common Stock at an exercise price of $69 per share on October 30, 1996; and (2) 8.2 million shares of Common Stock at an exercise price of $98 per share on October 30, 1997. The third grant date under the Nonpilot and Pilot Plans is scheduled to occur on October 30, 1998.

BOEING AGREEMENT

On October 21, 1997, Delta and The Boeing Company entered into definitive aircraft purchase agreements under which Delta placed orders to purchase, and obtained options and rolling options to purchase, certain aircraft. For additional information regarding these agreements, see Note 3 of this Form 10-Q and Note 9 of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

FORWARD-LOOKING INFORMATION

Delta and its representatives may make forward-looking statements about the Company and its business from time to time, either orally or in writing. These forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. It is not possible to list all of the many factors and events that could cause the actual results to differ materially from the projected results. Such factors and events may include, but are not limited to, (1) competitive factors such as the airline pricing environment and the capacity decisions of other airlines;
(2) general economic conditions; (3) changes in jet fuel prices; (4) fluctuations in foreign currency exchange rates; (5) actions by the United States and foreign governments; and (6) the willingness of customers to travel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1     Delta's Incentive Compensation Plan, as amended.

         10.2     Delta's Executive Deferred Compensation Plan, as amended.

         10.3     Directors' Charitable Award Program, as amended.

         11.      Statement regarding computation of per share earnings.

         12. Statement regarding computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule (For SEC use only).



(b)      Reports on Form 8-K:

         During the quarter ended September 30, 1997, Delta did not file any Current Reports on Form 8-K.

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




                                                    Delta Air Lines, Inc.
                                             ----------------------------------
                                                         (Registrant)




                                            By:       /s/ Thomas J. Roeck, Jr.
                                                -------------------------------
                                                        Thomas J. Roeck, Jr.
                                               Senior Vice President - Finance
                                                  and Chief Financial Officer




November 13, 1997