Form 10-Q
period 1997-12-31
DELTA AIR LINES INC /DE/
filed 1998-02-17
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended December 31, 1997


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

          Number of shares outstanding by each class of common stock, as of January 31, 1998:

          Common Stock, $3.00 par value - 74,693,142 shares outstanding

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                              DELTA AIR LINES, INC.
                           Consolidated Balance Sheets
                                  (In Millions)

                                                                         December 31     June 30
ASSETS                                                                      1997           1997

------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                            $     850       $   662
    Short-term investments                                                     503           508
    Accounts receivable, net of allowance for uncollectible accounts
       of $53 at December 31, 1997 and $48 at June 30, 1997                    758           943
    Maintenance and operating supplies, at average cost                         90            93
    Deferred income taxes                                                      456           413
    Prepaid expenses and other                                                 210           248
                                                                         ---------       -------

       Total current assets                                                  2,867         2,867
                                                                         ---------       -------

PROPERTY AND EQUIPMENT:
    Flight equipment                                                        10,283         9,619
       Less:  Accumulated depreciation                                       3,697         3,510
                                                                         ---------       -------

                                                                             6,586         6,109
                                                                         ---------       -------

    Flight equipment under capital leases                                      515           523
       Less:  Accumulated amortization                                         192           176
                                                                         ---------       -------

                                                                               323           347
                                                                         ---------       -------

    Ground property and equipment                                            3,178         3,032
       Less:  Accumulated depreciation                                       1,895         1,758
                                                                         ---------       -------

                                                                             1,283         1,274
                                                                         ---------       -------

    Advance payments for equipment                                             388           312
                                                                         ---------       -------

       Total property and equipment                                          8,580         8,042
                                                                         ---------       -------
OTHER ASSETS:
    Marketable equity securities                                               374           432
    Deferred income taxes                                                        -           103
    Investments in associated companies                                        326           317
    Cost in excess of net assets acquired, net                                 252           257
    Leasehold and operating rights, net                                        129           134
    Other                                                                      609           589
                                                                         ---------       -------

       Total other assets                                                    1,690         1,832
                                                                         ---------       -------
Total assets                                                             $  13,137       $12,741
                                                                         =========       =======

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                           Consolidated Balance Sheets
                                  (In Millions)

                                                                         December 31     June 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                        1997           1997
------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                 $     292       $   236
    Current obligations under capital leases                                    61            62
    Accounts payable and miscellaneous accrued liabilities                   1,879         1,691
    Air traffic liability                                                    1,218         1,418
    Accrued salaries and vacation pay                                          433           463
    Accrued rent                                                               222           213
                                                                          --------       -------
       Total current liabilities                                             4,105         4,083
                                                                          --------       -------

NONCURRENT LIABILITIES:
    Long-term debt                                                           1,408         1,475
    Postretirement benefits                                                  1,862         1,839
    Accrued rent                                                               614           602
    Capital leases                                                             284           322
    Deferred income taxes                                                       26             -
    Other                                                                      474           406
                                                                          --------       -------
       Total noncurrent liabilities                                          4,668         4,644
                                                                          --------       -------
DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                           720           746
    Manufacturers' and other credits                                            60           105
                                                                          --------       -------
       Total deferred credits                                                  780           851
                                                                          --------       -------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock (issued and outstanding
       6,636,348 shares at December 31, 1997 and
       and 6,668,248 shares at June 30, 1997)                                  477           480
    Unearned compensation under
       employee stock ownership plan                                          (300)         (324)
                                                                          --------       -------
                                                                               177           156
                                                                          --------       -------

SHAREHOLDERS' EQUITY:
    Common Stock at par (total shares issued: 86,386,342 shares at
       December 31, 1997 and 83,645,047 shares at June 30, 1997)               259           251
    Additional paid-in capital                                               2,851         2,645
    Net unrealized gain on noncurrent marketable equity securities              67           101
    Retained earnings                                                        1,141           711
    Treasury stock at cost, (11,867,526 shares at December 31, 1997
       and 9,949,060 shares at June 30, 1997)                                 (911)         (701)
                                                                          --------       -------
       Total shareholders' equity                                            3,407         3,007
                                                                          --------       -------

Total liabilities and shareholders' equity                                $ 13,137       $12,741
                                                                          ========       =======

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                        (In Millions, except Share Data)

                                                                    Three Months Ended               Six Months Ended
                                                                        December 31                    December 31
                                                                ---------------------------    ---------------------------
                                                                   1997             1996          1997             1996
                                                                -----------     -----------    -----------     -----------
OPERATING REVENUES:
     Passenger                                                  $     3,126     $     2,925    $     6,386     $     6,095
     Cargo                                                              160             145            302             269
     Other, net                                                         147             127            297             265
                                                                -----------     -----------    -----------     -----------
       Total operating revenues                                       3,433           3,197          6,985           6,629
                                                                -----------     -----------    -----------     -----------

OPERATING EXPENSES:
     Salaries and related costs                                       1,175           1,107          2,353           2,199
     Aircraft fuel                                                      409             466            818             882
     Passenger commissions                                              235             237            501             515
     Depreciation and amortization                                      211             174            409             340
     Contracted services                                                210             182            416             381
     Other selling expenses                                             170             149            334             328
     Aircraft rent                                                      137             137            274             274
     Aircraft maintenance materials and outside repairs                 126             103            250             211
     Passenger service                                                  105              94            216             199
     Facilities and other rent                                           96              92            199             191
     Landing fees                                                        55              62            119             126
     Other                                                              172             167            333             318
                                                                -----------     -----------    -----------     -----------
       Total operating expenses                                       3,101           2,970          6,222           5,964
                                                                -----------     -----------    -----------     -----------

OPERATING INCOME                                                        332             227            763             665
                                                                -----------     -----------    -----------     -----------

OTHER INCOME (EXPENSE):
     Interest expense                                                   (49)            (52)           (99)           (106)
     Interest capitalized                                                10               8             18              16
     Interest income                                                     23              16             40              35
     Miscellaneous income (expense), net                                 (3)              6              8              (7)
                                                                -----------     -----------    -----------     -----------
                                                                        (19)            (22)           (33)            (62)
                                                                -----------     -----------    -----------     -----------

INCOME BEFORE INCOME TAXES                                              313             205            730             603

INCOME TAXES PROVIDED                                                  (123)            (80)          (287)           (240)
                                                                -----------     -----------    -----------     -----------

NET INCOME                                                              190             125            443             363

PREFERRED STOCK DIVIDENDS                                                (3)             (2)            (5)             (4)
                                                                -----------     -----------    -----------     -----------

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                                                    $       187     $       123    $       438     $       359
                                                                ===========     ===========    ===========     ===========


BASIC INCOME PER COMMON SHARE                                   $      2.52     $      1.66    $      5.92     $      4.77
                                                                ===========     ===========    ===========     ===========


DILUTED INCOME PER COMMON SHARE                                 $      2.40     $      1.63    $      5.67     $      4.64
                                                                ===========     ===========    ===========     ===========



WEIGHTED AVERAGE SHARES USED IN
PER SHARE COMPUTATION:
       Basic                                                     74,243,116      73,854,205     73,980,077      75,060,738
       Diluted                                                   78,592,684      76,078,233     77,848,795      77,748,372

DIVIDENDS PER COMMON SHARE                                      $      0.05     $      0.05    $      0.10     $      0.10
                                                                ===========     ===========    ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

                              DELTA AIR LINES, INC.
                               Statistical Summary
                                   (Unaudited)


                                                                    Three Months Ended              Six Months Ended
                                                                        December 31                   December 31
                                                                ---------------------------    ---------------------------
Statistical Summary:                                                1997            1996           1997            1996
                                                                -----------     -----------    -----------     -----------

     Revenue Passengers Enplaned (thousands)                         25,487          24,647         51,993          49,907
     Revenue Passenger Miles (millions)                              24,144          23,404         50,729          48,799
     Available Seat Miles (millions)                                 34,908          34,195         70,591          68,581
     Operating Margin                                                   9.7%            7.1%          10.9%           10.0%
     Passenger Mile Yield                                             12.95c          12.50c         12.59c          12.49c
     Operating Revenue Per Available Seat Mile                         9.83c           9.35c          9.89c           9.67c
     Operating Cost Per Available Seat Mile                            8.88c           8.69c          8.81c           8.70c
     Passenger Load Factor                                            69.16%          68.44%         71.86%          71.16%
     Breakeven Passenger Load Factor                                  61.82%          63.14%         63.28%          63.39%
     Revenue Ton Miles (millions)                                     2,883           2,747          5,956           5,620
     Cargo Ton Miles (millions)                                         469             407            884             740
     Cargo Ton Mile Yield                                             34.20c          35.60c         34.24c          36.31c
     Fuel Gallons Consumed (millions)                                   660             649          1,342           1,307
     Average Price Per Fuel Gallon                                    61.97c          71.78c         60.93c          67.47c
     Number of Aircraft in Fleet at End of Period                       559             544            559             544
     Full-Time Equivalent Employees at End of Period                 65,454          61,872         65,454          61,872

                              DELTA AIR LINES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In Millions)


                                                                   Six Months Ended
                                                                      December 31
                                                                 -------------------
                                                                  1997         1996
                                                                 ------       ------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                                   $  443       $  363
    Adjustments to reconcile net income to cash
       provided by operating activities, net                        639          392
    Changes in certain assets and liabilities, net                  153          (12)
                                                                 ------       ------
       Net cash provided by operating activities                  1,235          743
                                                                 ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
       Flight equipment, including advance payments                (842)        (720)
       Ground property and equipment                               (121)        (128)
    Decrease in short-term investments, net                          10            5
    Proceeds from sale of flight equipment                            -            4
                                                                 ------       ------
       Net cash used in investing activities                       (953)        (839)
                                                                 ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                        187            2
    Repurchase of common stock                                     (209)        (379)
    Payments on long-term debt and capital lease obligations        (51)        (124)
    Cash dividends                                                  (21)         (22)
                                                                 ------       ------
       Net cash used in financing activities                        (94)        (523)
                                                                 ------       ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  188         (619)
Cash and cash equivalents at beginning of period                    662        1,145
                                                                 ------       ------
Cash and cash equivalents at end of period                       $  850       $  526
                                                                 ======       ======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                        $   90       $  103
    Income taxes                                                 $  153       $  198

Non-cash activities:
    Capital lease obligations incurred                           $    -       $    6


The accompanying notes are an integral part of these condensed consolidated statements.

                              DELTA AIR LINES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1997

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

2.      LONG-TERM DEBT:

       The 1997 Bank Credit Agreement provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until May 1, 2002, subject to certain conditions. Up to $700 million of this facility may be used for the issuance of letters of credit. The interest rate under this facility is, at the Company's option, the LIBOR or the prime rate, in each case plus a margin which is subject to adjustment based on certain changes in the credit ratings of the Company's long-term senior unsecured debt. The Company also has the option to obtain loans through a competitive bid procedure. The 1997 Bank Credit Agreement contains certain negative covenants that limit the Company's ability to grant liens, incur or guarantee debt and enter into flight equipment leases. It also provides that if there is a change of control (as defined) of the Company, the banks' obligation to extend credit terminates, any amounts outstanding become immediately due and payable and the Company will immediately deposit cash collateral with the banks in an amount equal to all outstanding letters of credit. At December 31, 1997, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement.

       The Company's credit agreement with ABN AMRO Bank, N.V. and a group of banks (Letter of Credit Facility) provides for the issuance of letters of credit for up to $500 million in stated amount to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. At December 31, 1997, the face amount of the letter of credit under the Letter of Credit Facility was $450 million, which covers $290 million outstanding principal amount of the Series C ESOP Notes, up to $128 million of Make Whole Premium Amount and approximately one year of interest on the Series C ESOP Notes. For additional information regarding Delta's long-term debt, including the Series C ESOP Notes, see Note 7 (page 38) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

3.     AIRCRAFT PURCHASE COMMITMENTS:

       At December 31, 1997, the Company's aircraft fleet, purchase commitments, options (which have scheduled delivery slots), and rolling options (which replace options and are assigned delivery slots as options expire or are exercised) were:


                                  Current Fleet
                              ----------------------
                                                                          Rolling
           Aircraft Type      Owned   Leased   Total   Orders   Options   Options
        -------------------   -----   ------   -----   ------   -------   -------
        B-727-200              118        13     131        -         -         -
        B-737-200                1        53      54        -         -         -
        B-737-300                -        13      13        -         -         -
        B-737-600/700/800        -         -       -       70        60       280
        B-757-200               50        41      91        9        20        90
        B-767-200               15         -      15        -         -         -
        B-767-300                2        24      26        2         -         -
        B-767-300ER             26         7      33       14        10        19
        B-767-400                -         -       -       21        24        25
        B-777-200                -         -       -       10        20        30
        L-1011-1                23         -      23        -         -         -
        L-1011-250               6         -       6        -         -         -
        L-1011-500              17         -      17        -         -         -
        MD-11                    7         7      14        1         -         -
        MD-88                   63        57     120        -         -         -
        MD-90                   16         -      16        -         -         -
                              ----    ------   -----   ------   -------   -------
                 Total         344       215     559      127       134       444
                              ====    ======   =====   ======   =======   =======


       During the December 1997 quarter, Delta took delivery of two new B-767-300ER aircraft and retired one L-1011-1 aircraft.

       Also during the December 1997 quarter, Delta and Federal Express Corporation entered into an agreement which provides Delta with options to purchase an additional 36 shipsets of Stage 3 heavyweight hushkits and seven spare engine hushkits for B-727-200 aircraft by the end of calendar year 1999. The Company exercised options to purchase six shipsets of Stage 3 heavyweight hushkits for B-737-200 aircraft and nine shipsets of Stage 3 heavyweight hushkits for B-727-200 aircraft during the December 1997 quarter.

       Subsequent to December 31, 1997, Delta purchased three B-727-200 aircraft which it had been previously operating under lease and took delivery of one new B-767-300 ER aircraft.

       On October 21, 1997, Delta and The Boeing Company (Boeing) entered into definitive aircraft purchase agreements under which Delta placed orders to purchase, and obtained options and rolling options to purchase, certain aircraft. On November 28, 1997, Delta exercised options to purchase 10 B-777-200 and obtained 20 new options and 30 new rolling options for

       B-777-200 aircraft. All orders in the above table are the result of the new Boeing agreements except for preexisting orders for four B-757-200, two B-767-300, four B-767-300ER and one MD-11 aircraft. All orders for MD-90 aircraft were canceled. All options and rolling options reflected in the above table are the result of the new Boeing agreements. These agreements provide that, subject to certain conditions, Delta may switch orders among these aircraft types and defer the delivery of aircraft. The agreements also provide that Boeing will be the sole supplier of new aircraft to Delta for 20 years, subject to certain exceptions, but this provision is not enforceable by Boeing until the European Commission permits such enforcement. Delta is continuing negotiations with the manufacturers of the engines for the aircraft covered by these agreements.

       Future expenditures for aircraft, engines and engine hushkits on firm order at December 31, 1997 are estimated to be $5.9 billion, as follows:

                                                        Amounts
             Years Ending June 30                    (In Millions)
             --------------------                    -------------
             Remainder of fiscal year 1998             $   630
             1999                                        1,090
             2000                                          810
             2001                                        1,600
             2002                                          300
             After 2002                                  1,490
                                                       -------
                                     Total             $ 5,920
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

5.      SHAREHOLDERS' EQUITY:

        During the December 1997 quarter, the Company issued a total of 2,691,061 common shares, at an average price of $68.93 per share, under its broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan and Non-Employee Directors' Stock Plan. In addition, the Company repurchased 1,907,700 common shares at an average price of $109.54 per share. For additional information regarding Delta's common stock repurchase authorization, see
        Note 15 (page 46) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

        At December 31, 1997, 22,069,463 common shares were reserved for issuance under the Company's broad-based employee stock option plans; 8,070,240 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,692,659 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; and 248,798 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan.

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

7.      RESTRUCTURING AND OTHER NON-RECURRING CHARGES:

        During fiscal years 1997 and 1996, Delta recorded pre-tax restructuring and other non-recurring charges of $52 million and $829 million, respectively (see Note 16 on page 46 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders). The following table reflects the activity in the restructuring accruals during the three months ended December 31, 1997. All reductions in reserves represent payments of liabilities.


                                            Balance at                          Balance at
                                        September 30, 1997     Reductions    December 31, 1997
                                        ------------------     ----------    -----------------
                                                     (In Millions)
        Leadership 7.5
            Workforce Reductions           $   4                 $   -             $   4
            Abandoned Facilities              37                     1                36
        Transatlantic and  European
        Realignment
            Workforce Reductions              27                    27                 -
            Abandoned Facilities               2                     -                 2
            Other                              4                     3                 1
                                           -----                 -----             -----

        Totals                             $  74                 $  31             $  43
                                           =====                 =====             =====

8.      EARNINGS PER SHARE:

        During the December 1997 quarter, Delta adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which established new standards for computing and presenting income per share data. SFAS 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior period income per share data presented. Application of SFAS 128 did not change income per share data previously presented for the three and six months ended December 31, 1996. The following table shows a reconciliation of the numerator (net income) and the denominator (average shares outstanding) used in computing basic and diluted income per share:



                                              Three Months Ended     Six Months Ended
                                                 December 31             December 31
                                              ------------------     ----------------
                                               1997        1996       1997      1996
                                              -----       ------     -----     ------
                                               (In Millions, except per share data)
BASIC:
  Net income                                  $ 190       $  125     $ 443     $ 363
    Preferred stock dividends                    (3)          (2)       (5)       (4)
                                              -----       ------     -----      ----
  Income available to common
    shareholders                              $ 187       $  123     $ 438     $ 359

  Weighted average shares outstanding          74.2         73.9      74.0      75.1

  Basic income per common share               $2.52       $ 1.66     $5.92     $4.77

DILUTED:
  Net income                                  $ 190       $  125     $ 443     $ 363
    Adjustment to net income
      assuming conversion of Series B ESOP
      convertible preferred stock                (1)          (1)       (2)       (2)
                                              -----       ------     -----     -----
  Income available to
    common shareholders                       $ 189       $  124     $ 441     $ 361

  Weighted average shares outstanding          74.2         73.9      74.0      75.1

  Additional shares assuming:
    Conversion of Series C convertible
      preferred stock                             -            -         -       0.5
    Conversion of Series B ESOP
      convertible preferred stock               2.1          1.9       2.1       1.9
    Exercise of stock options                   2.3          0.3       1.7       0.2
                                              -----       ------     -----     -----

  Average shares outstanding as adjusted       78.6         76.1      77.8      77.7

  Diluted income per common share             $2.40       $ 1.63     $5.67     $4.64

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $1.35 billion at December 31, 1997, compared to $1.17 billion at June 30, 1997. During the six months ended December 31, 1997, the principal sources of funds were $1.24 billion of cash from operations, which included $310 million received from the Company's frequent flyer partners for the prepayment of mileage credits, and $187 million from the issuance of 2,691,061 common shares primarily under the Company's broad-based employee stock option plans. During the six months ended December 31,1997, the Company invested $842 million in flight equipment and $121 million in ground property and equipment; paid $209 million to repurchase 1,907,700 common shares; made payments of $51 million on long-term debt and capital lease obligations; and paid $21 million in cash dividends. The Company may repurchase its long-term debt and common stock from time to time. For additional information regarding Delta's common stock repurchase authorization, see Note 15 (page 46) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

As of December 31, 1997, the Company had negative working capital of $1.24 billion, compared to negative working capital of $1.22 billion at June 30, 1997. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt or equity financing and proceeds from sale and leaseback transactions.

At December 31, 1997, long-term debt and capital lease obligations, including current maturities, totaled $2.05 billion, compared to $2.10 billion at June 30, 1997. Shareholders' equity was $3.41 billion at December 31, 1997 and $3.01 billion at June 30, 1997. The Company's debt-to-equity position, including current maturities, was 38% debt and 62% equity at December 31, 1997, compared to 41% debt and 59% equity at June 30, 1997.

At December 31, 1997, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $450 million under Delta's Credit Agreement with ABN AMRO Bank and a group of banks (Letter of Credit Facility). Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes and the Letter of Credit Facility, see Note 7 (page 38) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

At December 31, 1997, the Company had $1.25 billion of credit available on a revolving basis under its 1997 Bank Credit Agreement, subject to certain conditions. Up to $700 million of this facility may be used for the issuance of letters of credit. At December 31, 1997, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding the 1997 Bank Credit Agreement.

At its meeting on January 22, 1998, Delta's Board of Directors declared a cash dividend of five cents per common share, payable March 1, 1998, to shareholders of record on February 11, 1998.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996
---------------------------------------------

For the quarter ended December 31, 1997, Delta recorded unaudited operating income of $332 million and net income of $190 million. For the quarter ended December 31, 1996, Delta recorded operating income of $227 million and net income of $125 million. The Company's operating margin (operating income divided by operating revenue) for the quarter ended December 31, 1997 was 9.7%, compared to 7.1% for the quarter ended December 31, 1996.

Operating revenues in the December 1997 quarter totaled $3.43 billion, an increase of 7% from $3.20 billion in the December 1996 quarter. Passenger revenue increased 7% to $3.13 billion, the result of a 3% increase in revenue passenger miles and a 4% increase in passenger mile yield. The increase in revenue passenger miles is mainly due to a 2% increase in capacity, favorable economic conditions and improved asset utilization. The increase in passenger mile yield is largely due to a domestic fare increase implemented during the September 1997 quarter and reduced promotional sale activities during the December 1997 quarter.

Cargo revenue increased 11% to $160 million. Cargo ton miles increased 15%, while the cargo ton mile yield declined 4%. The increase in cargo ton miles is mainly due to increased European and Asian imports, an increase in the average stage length related to freight shipments, and the continued use of competitive pricing strategies. The decrease in cargo ton mile yield is largely due to an increase in the average stage length related to freight shipments. All other revenue, net, increased 16% to $147 million, largely due to improved results from joint marketing programs and code share arrangements, and increased administrative service charges.

Operating expenses for the December 1997 quarter totaled $3.10 billion, an increase of 4% from the December 1996 quarter, and operating capacity increased 2% to 34.91 billion available seat miles. Salaries and related costs increased 6% primarily the result of a 6% increase in full-time equivalent employees and compensation and benefit enhancements for non-contract domestic employees, which became effective July 1, 1997. Aircraft fuel expense decreased 12% as the average fuel price per gallon decreased 14% to 61.97 cents, partially offset by a 2% increase in fuel gallons consumed. Passenger commissions decreased less than 1% as reduced costs related to a new travel agent commission rate structure implemented during the September 1997 quarter, were mostly offset by higher commissions associated with increased passenger revenue. Depreciation and amortization expense rose 21% mainly due to the acquisition of 28 additional aircraft since the December 1996 quarter, including the purchase of 10 B-727-200 aircraft which the Company had previously been operating under leases, and increased amortization of software development costs. Contracted services expense increased 15% largely due to higher information technology costs, as well as increased building and equipment maintenance costs. Other selling expenses increased 14% primarily the result of reduced spending on advertising during the post Olympic period in the December 1996 quarter and higher credit card transaction fees in the December 1997 quarter. Aircraft maintenance materials and outside repairs increased 22% largely due to the timing of scheduled maintenance visits and other costs resulting from the maturation of the fleet. Passenger service expense increased 12% due to increased passenger traffic and an enhanced transatlantic business class product. Landing fees decreased 11% due to landing fee credits received in the December 1997 quarter and the realignment of certain international routes. Other operating expenses increased 3%, primarily due to higher professional fees and increased usage of miscellaneous supplies, partially offset by a decrease in accrued insurance costs.

Nonoperating expense in the December 1997 quarter totaled $19 million, compared to nonoperating expense of $22 million in the December 1996 quarter. The reduction in nonoperating expense is due to an increase in interest income resulting from higher levels of short-term investments and reduced interest expense due to lower levels of debt outstanding, partially offset by higher miscellaneous expense, net.

Pretax income of $313 million for the December 1997 quarter resulted in an income tax provision of $123 million. After a $3 million provision for preferred stock dividends, net income available to common shareholders was $187 million.

Six Months Ended December 31, 1997 and 1996
-------------------------------------------

For the six months ended December 31, 1997, Delta recorded unaudited operating income of $763 million and net income of $443 million. For the six months ended December 31, 1996, the Company recorded operating income of $665 million and net income of $363 million. The Company's operating margin for the six months ended December 31, 1997 was 10.9%, compared to 10.0% for the six months ended December 31, 1996.

Operating revenues for the six months ended December 31, 1997 totaled $6.99 billion, an increase of 5% from $6.63 billion for the six months ended December 31, 1996. Passenger revenue increased 5% to $6.39 billion, reflecting a 4% increase in revenue passenger miles and a less than 1% increase in passenger mile yield. The increase in revenue passenger miles is mainly due to a 3% increase in capacity, favorable economic conditions, and improved asset utilization. The increase in passenger mile yield reflects a domestic fare increase implemented during the September 1997 quarter and reduced promotional sale activities during the December 1997 quarter, which were largely offset by the positive yield impact of the 1996 Centennial Olympic Games and the temporary expiration of the U.S. transportation excise tax in the six months ended December 31, 1996.

Cargo revenue increased 12% to $302 million. Cargo ton miles increased 19%, while cargo ton mile yield decreased 6%, largely due to the Company's utilization of more competitive pricing strategies and an increase in the average stage length related to freight shipments. The increase in cargo ton miles is also partly due to increased European and Asian imports. All other revenue, net increased 12% to $297 million, mainly due to improved results of joint marketing programs and increased administrative service charges.

Operating expenses for the six months ended December 31, 1997 totaled $6.22 billion, an increase of 4% compared to the six months ended December 31, 1996, and operating capacity increased 3% to 70.59 billion available seat miles. Salaries and related costs increased 7% primarily due to a 6% increase in full-time equivalent employees and compensation and benefit enhancements for non-contract domestic employees which became effective July 1, 1997. Aircraft fuel expense decreased 7% as the average fuel price per gallon decreased 10% to
60.93 cents, partially offset by a 3% increase in fuel gallons consumed. Passenger commissions decreased 3% as reduced costs related to a new travel agent commission rate structure implemented during the September 1997 quarter, were partially offset by higher commissions associated with increased passenger revenue. Depreciation and amortization expense rose 20% largely due to the acquisition of additional flight equipment and increased amortization of software development costs. Contracted services expense rose 9% largely due to higher information technology costs as well as building and equipment maintenance costs. Other selling expenses increased 2% mainly the result of higher credit card transaction fees, partially offset by lower advertising and promotion costs. Aircraft maintenance materials and outside repairs increased 18% largely due to the timing of scheduled maintenance visits and other costs associated with the maturation of the fleet. Passenger service expense increased 9% primarily the result of increased passenger traffic and an enhanced transatlantic business class product. Landing fees decreased 6% due to landing fee credits and the realignment of certain international routes. Other operating expenses increased 5% largely the result of higher professional fees and increased usage of miscellaneous supplies, partially offset by a decrease in accrued insurance costs.

Nonoperating expense for the six months ended December 31, 1997 totaled $33 million, compared to nonoperating expense of $62 million for the six months ended December 31, 1996. The reduction in nonoperating expense is due to the inclusion in the six month period ended December 31, 1996 of a $20 million payment to settle certain class action antitrust lawsuits filed by travel agents and $8 million in losses related to the voluntary repurchase and retirement of certain long-term debt. Additionally, the reduction in nonoperating expense is also due to higher interest income and lower interest expense in the six months ended December 31, 1997.

Pretax income of $730 million for the six months ended December 1997 resulted in an income tax provision of $287 million. After a $5 million provision for preferred stock dividends, net income available to common shareholders was $438 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

For information regarding the Company's exposure to certain market risks, see "Market Risks Associated With Financial Instruments", (page 25) in Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 4 (page 36) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of December 31, 1997 and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





Arthur Andersen LLP


Atlanta, Georgia
January 30, 1998

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES
-----------------------------

Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan (Plan), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among the 17 investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Delta's Common Stock (Delta Common Stock Fund). During the quarter ended December 31, 1997, participants in the Plan deferred a total of $39,500 in the Delta Common Stock Fund investment return choice (equivalent to approximately 332 shares of Delta Common Stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 5. OTHER INFORMATION
-------------------------

MANAGEMENT
----------

Effective December 1, 1997, Thomas J. Roeck, Jr., Delta's former Senior Vice President-Finance and Chief Financial Officer, retired from the Company. A search is currently in progress to identify and recruit a successor. Edward H. West, Vice President - Financial Planning and Analysis, is serving as Delta's acting Chief Financial Officer. Mr. West joined Delta in 1994.

BROAD-BASED STOCK OPTION PLANS
------------------------------

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

The Nonpilot and Pilot Plans involve non-qualified stock options to purchase
14.7 million and 10 million shares of Delta Common Stock, respectively. The Plans provide for grants in three equal annual installments at an exercise price equal to the opening price of the Common Stock on the New York Stock Exchange on the grant date. Stock options awarded under the Plans are generally exercisable beginning one year, and ending 10 years, after their grant dates, and are not transferable other than upon the death of the person granted the stock options. Under the terms of the Plans, Delta granted eligible personnel non-qualified stock options to purchase a total of (1) 8.2 million shares of Common Stock at an exercise price of $69 per share on October 30, 1996; and (2) 8.2 million shares of Common Stock at an exercise price of $98 per share on October 30, 1997. The third grant date under the Nonpilot and Pilot Plans is scheduled to occur on October 30, 1998. As of December 31, 1997, the Company had issued 2,630,537 shares of Common Stock as a result of the exercises of stock options which were granted on October 30, 1996 and became exercisable on October 30, 1997.

BOEING AGREEMENT
----------------

On October 21, 1997, Delta and The Boeing Company (Boeing) entered into definitive aircraft purchase agreements under which Delta placed orders to purchase, and obtained options and rolling options to purchase, certain aircraft. On November 28,1997, Delta exercised options to purchase 10 B-777-200 aircraft and obtained 20 new options and 30 new rolling options for B-777-200 aircraft. For additional information regarding these agreements, see Note 3.

PERSONNEL MATTERS
-----------------

Flight Superintendents. On November 18, 1997, the Company entered into a new collective bargaining agreement with the Professional Airline Flight Control Association, the collective bargaining representative of the Company's approximately 190 flight superintendents. The new contract, which becomes amendable on January 1, 1999, replaces the agreement that would have become amendable on January 1, 1998.

Fleet Service Employees. On December 9, 1997, the National Mediation Board (NMB) dismissed an application filed by the Transport Workers Union of America (TWU) to represent for collective bargaining purposes an asserted craft or class consisting of Delta's approximately 10,000 "Fleet Service" employees. The NMB ruled that the TWU failed to support its application with authorizations from the required 35% of employees in the asserted craft or class.

Pilots. On May 1, 1996, the Company and the Air Line Pilots Association, International (ALPA) entered into a new collective bargaining agreement covering the rates of pay, rules and working conditions of the Company's approximately 8,600 pilots. The contract, which becomes amendable on May 2, 2000, provides in part (1) that if the Company operates an aircraft type (New Equipment) for which the rates of pay, rules and working conditions (collectively, the Pay Rates) are not set forth in the collective bargaining agreement, the Company and ALPA will negotiate the Pay Rates applicable to such New Equipment; (2) that pilots will fly such New Equipment whether or not Pay Rates for such equipment have been agreed upon; but (3) that the pilots' obligation to fly such New Equipment will not continue if Pay Rates have not been agreed upon for a period of six months after the Company places such New Equipment in operation.

The Company has placed orders to purchase the following aircraft types, each of which constitutes New Equipment under the collective bargaining agreement:
B-737-600/700/800 aircraft; B-767-400 aircraft; and B-777-200 aircraft. Delta plans to place these aircraft types in service shortly after their delivery, which is expected to begin in September 1998, May 2000 and August 1999, respectively. Additionally, the Company is negotiating to lease nine B-737-300 aircraft from a third party; these aircraft, which would also constitute New Equipment under the collective bargaining agreement, are presently scheduled to be placed in service beginning in May 1998.

In October 1997, the Company and ALPA began discussions on the Pay Rates applicable to B-737-600/700/800 aircraft and the nine B-737-300 aircraft that Delta is planning to lease. ALPA has announced plans to request pilots not to fly these aircraft types subsequent to the six month period after they are initially placed in service unless and until Pay Rates for these aircraft types have been agreed upon. Additionally, the Company's pilots have voted to authorize ALPA to assess pilots 1% of their gross pay for up to nine months to finance a contingency fund for pilots who would have flown these aircraft. Discussions between the Company and ALPA are continuing. The outcome of these matters cannot presently be determined.

FORWARD-LOOKING INFORMATION
---------------------------

Delta and its representatives may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 from time to time, either orally or in writing, about the Company and its business. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the projected results. It is not possible to list all of the many factors that could cause the actual results to differ materially from the projected results. Such factors may include, but are not limited to, (1) the airline pricing environment; (2) competitive actions taken by other airlines (3) general economic conditions; (4) changes in jet fuel prices; (5) actions by the United States and foreign governments; (6) the willingness of customers to travel; and (7) fluctuations in foreign currency exchange rates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

          3.2     Delta's By-Laws.

         10.1 Employment Agreement dated as of August 14, 1997 between Delta Air Lines, Inc. and Leo F. Mullin.

         10.2 Agreement and General Release dated as of December 24, 1997 between Delta Air Lines, Inc. and Thomas J. Roeck, Jr.

         10.3 Purchase Agreement No. 2022 between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model
                  737-632/-732/-832 Aircraft.*

         10.4 Purchase Agreement No. 2025 between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 767-432ER Aircraft.*

         10.5 Letter Agreements related to Purchase Agreement No. 2022 and/or No. 2025 between The Boeing Company and Delta Air Lines, Inc.*

         10.6 Aircraft General Terms Agreement AGTA-DAL between The Boeing Company and Delta Air Lines, Inc. *

         11.      Statement regarding computation of per share earnings.

         12. Statement regarding computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule (For SEC use only).

(b.)     Reports on Form 8-K:

         During the quarter ended December 31, 1997, Delta did not file any Current Reports on Form 8-K.

---------------------

* Portions of this exhibit have been omitted and filed separately with the Commission pursuant to Delta's request for confidential treatment.

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





                                                 Delta Air Lines, Inc.
                                       ----------------------------------------
                                                    (Registrant)





                                       By:     /s/ Edward H. West
                                          -------------------------------------
                                                   Edward H. West
                                             Chief Financial Officer (Acting)


February 12, 1998