Form 10-Q
period 1998-03-31
DELTA AIR LINES INC /DE/
filed 1998-05-14
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

              Number of shares outstanding by each class of common
                          stock, as of April 30, 1998:


         Common Stock, $3.00 par value - 75,746,250 shares outstanding

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DELTA AIR LINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)



                                                                        March 31     June 30
ASSETS                                                                    1998         1997
--------------------------------------------------------------------------------------------
                                                                      (Unaudited)



CURRENT ASSETS:
  Cash and cash equivalents                                             $   986      $   662
  Short-term investments                                                    504          508
  Accounts receivable, net of allowance for uncollectible accounts
    of $50 at March 31, 1998 and $48 at June 30, 1997                       970          943
  Maintenance and operating supplies, at average cost                        92           93
  Deferred income taxes                                                     478          413
  Prepaid expenses and other                                                221          248
                                                                        -------      -------
     Total current assets                                                 3,251        2,867
                                                                        -------      -------



PROPERTY AND EQUIPMENT:
  Flight equipment                                                       10,650        9,619
    Less:  Accumulated depreciation                                       3,791        3,510
                                                                        -------      -------
                                                                          6,859        6,109
                                                                        -------      -------

  Flight equipment under capital leases                                     515          523
    Less:  Accumulated amortization                                         204          176
                                                                        -------      -------
                                                                            311          347
                                                                        -------      -------

  Ground property and equipment                                           3,265        3,032
    Less:  Accumulated depreciation                                       1,948        1,758
                                                                        -------      -------
                                                                          1,317        1,274
                                                                        -------      -------

  Advance payments for equipment                                            363          312
                                                                        -------      -------

     Total property and equipment                                         8,850        8,042
                                                                        -------      -------




OTHER ASSETS:
  Marketable equity securities                                              454          432
  Deferred income taxes                                                      --          103
  Investments in associated companies                                       324          317
  Cost in excess of net assets acquired, net                                250          257
  Leasehold and operating rights, net                                       126          134
  Other                                                                     615          589
                                                                        -------      -------
     Total other assets                                                   1,769        1,832
                                                                        -------      -------

Total assets                                                            $13,870      $12,741
                                                                        =======      =======

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                         March 31        June 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                       1998            1997
-------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                                  $     85         $    236
  Current obligations under capital leases                                    67               62
  Accounts payable and miscellaneous accrued liabilities                   2,102            1,691
  Air traffic liability                                                    1,540            1,418
  Accrued salaries and vacation pay                                          514              463
  Accrued rent                                                               169              213
                                                                        --------         --------
    Total current liabilities                                              4,477            4,083
                                                                        --------         --------

NONCURRENT LIABILITIES:
  Long-term debt                                                           1,408            1,475
  Postretirement benefits                                                  1,875            1,839
  Accrued rent                                                               636              602
  Capital leases                                                             263              322
  Deferred income taxes                                                      121               --
  Other                                                                      463              406
                                                                        --------         --------
      Total noncurrent liabilities                                         4,766            4,644
                                                                        --------         --------


DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions                           707              746
  Manufacturers' and other credits                                            58              105
                                                                        --------         --------
    Total deferred credits                                                   765              851
                                                                        --------         --------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock (issued and outstanding
    6,618,345 shares at March 31, 1998 and 6,668,248 shares at
     June 30, 1997)                                                          476              480
  Unearned compensation under
     employee stock ownership plan                                          (300)            (324)
                                                                        --------         --------
                                                                             176              156
                                                                        --------         --------
SHAREHOLDERS' EQUITY:
  Common Stock at par (total shares issued: 87,658,395 shares at
     March 31, 1998 and 83,645,047 shares at June 30, 1997)                  263              251
  Additional paid-in capital                                               2,945            2,645
  Net unrealized gain on noncurrent marketable equity securities             107              101
  Retained earnings                                                        1,327              711
  Treasury stock at cost  (12,236,543 shares at March 31, 1998
     and 9,949,060 shares at June 30, 1997)                                 (956)            (701)
                                                                        --------         --------
       Total shareholders' equity                                          3,686            3,007
                                                                        --------         --------

Total liabilities and shareholders' equity                              $ 13,870         $ 12,741
                                                                        ========         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                         MARCH 31                                 MARCH 31
                                                               -----------------------------         ------------------------------
                                                                   1998             1997                  1998             1997
                                                               ------------     ------------         ------------      ------------
OPERATING REVENUES:
     Passenger                                                 $      3,118     $      3,160         $      9,504      $      9,255
     Cargo                                                              138              142                  441               411
     Other, net                                                         133              118                  429               383
                                                               ------------     ------------         ------------      ------------
       Total operating revenues                                       3,389            3,420               10,374            10,049
                                                               ------------     ------------         ------------      ------------

OPERATING EXPENSES:
     Salaries and related costs                                       1,179            1,118                3,532             3,317
     Aircraft fuel                                                      342              444                1,160             1,326
     Passenger commissions                                              229              250                  729               765
     Depreciation and amortization                                      218              180                  627               520
     Contracted services                                                212              179                  629               560
     Other selling expenses                                             172              172                  506               500
     Aircraft rent                                                      137              136                  411               410
     Aircraft maintenance materials and outside repairs                 126              106                  376               317
     Passenger service                                                  107               92                  324               291
     Facilities and other rent                                           99               99                  298               290
     Landing fees                                                        58               63                  177               189
     Restructuring and other non-recurring charges                       --               52                   --                52
     Other                                                              174              183                  506               501
                                                               ------------     ------------         ------------      ------------
       Total operating expenses                                       3,053            3,074                9,275             9,038
                                                               ------------     ------------         ------------      ------------

OPERATING INCOME                                                        336              346                1,099             1,011
                                                               ------------     ------------         ------------      ------------

OTHER INCOME (EXPENSE):
     Interest expense                                                   (44)             (52)                (143)             (158)
     Interest capitalized                                                10                9                   29                25
     Interest income                                                     17               12                   56                47
     Miscellaneous income (expense), net                                  3                2                   12                (5)
                                                               ------------     ------------         ------------      ------------
                                                                        (14)             (29)                 (46)              (91)
                                                               ------------     ------------         ------------      ------------

INCOME BEFORE INCOME TAXES                                              322              317                1,053               920

INCOME TAXES PROVIDED                                                  (127)            (128)                (414)             (368)
                                                               ------------     ------------         ------------      ------------

NET INCOME                                                              195              189                  639               552

PREFERRED STOCK DIVIDENDS                                                (2)              (2)                  (8)               (6)
                                                               ------------     ------------         ------------      ------------

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                                                   $        193     $        187         $        631      $        546
                                                               ============     ============         ============      ============


BASIC INCOME PER COMMON SHARE                                  $       2.57     $       2.56         $       8.49      $       7.34
                                                               ============     ============         ============      ============


DILUTED INCOME PER COMMON SHARE                                $       2.45     $       2.47         $       8.12      $       7.12
                                                               ============     ============         ============      ============


WEIGHTED AVERAGE SHARES USED IN
PER SHARE COMPUTATION:
       Basic                                                     74,997,024       73,215,279           74,314,110        74,454,566
       Diluted                                                   79,545,776       76,050,341           78,295,354        77,101,551

DIVIDENDS PER COMMON SHARE                                     $       0.05     $       0.05         $       0.15      $       0.15
                                                               ============     ============         ============      ============


The accompanying notes are an integral part of these consolidated statements.

                              DELTA AIR LINES, INC.
                               STATISTICAL SUMMARY
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     MARCH 31                                 MARCH 31
                                                        --------------------------------     -----------------------------------
STATISTICAL SUMMARY:                                       1998               1997                  1998                1997
                                                        --------------     -------------     ---------------     ---------------

Revenue Passengers Enplaned (thousands)                   24,593             24,599             76,586             74,506
Revenue Passenger Miles (millions)                        23,376             23,199             74,104             71,998
Available Seat Miles (millions)                           34,041             33,688            104,632            102,269
Operating Margin                                             9.9%              10.1%              10.6%              10.1%
Operating Margin - Excluding Restructuring and
   Other Non-Recurring Charges                               9.9%              11.6%              10.6%              10.6%
Passenger Mile Yield                                       13.34(cent)        13.62(cent)        12.83(cent)        12.85(cent)
Operating Revenue Per Available Seat Mile                   9.96(cent)        10.15(cent)         9.91(cent)         9.83(cent)
Operating Cost Per Available Seat Mile                      8.97(cent)         9.12(cent)         8.86(cent)         8.84(cent)
Operating Cost Per Available Seat Mile - Excluding
  Restructuring and Other Non-Recurring Charges             8.97(cent)         8.97(cent)         8.86(cent)         8.79(cent)
Passenger Load Factor                                      68.67%             68.86%             70.82%             70.40%
Breakeven Passenger Load Factor                            61.28%             61.32%             62.64%             62.71%
Breakeven Passenger Load Factor - Excluding
  Restructuring and Other Non-Recurring Charges            61.28%             60.19%             62.64%             62.32%
Revenue Ton Miles (millions)                               2,764              2,706              8,721              8,326
Cargo Ton Miles (millions)                                   427                386              1,311              1,126
Cargo Ton Mile Yield                                       32.34(cent)        36.84(cent)        33.62(cent)        36.49(cent)
Fuel Gallons Consumed (millions)                             644                636              1,985              1,943
Average Price Per Fuel Gallon                              53.16(cent)        69.93(cent)        58.41(cent)        68.27(cent)
Number of Aircraft in Fleet at End of Period                 561                549                561                549
Full-Time Equivalent Employees at End of Period           66,762             62,141             66,762             62,141

                              DELTA AIR LINES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                        Nine Months Ended
                                                                            March 31
                                                                      1998            1997
                                                                    -------         -------

CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                                          639             552
    Adjustments to reconcile net income to cash
        provided by operating activities, net                           884             511
    Restructuring and other non-recurring charges                        --              52
    Changes in certain assets and liabilities, net                      528             204
                                                                    -------         -------
        Net cash provided by operating activities                     2,051           1,319
                                                                    -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                 (1,234)         (1,154)
        Ground property and equipment                                  (229)           (211)
    Decrease in short-term investments, net                               9             105
    Proceeds from sale of flight equipment                                8               6
                                                                    -------         -------
        Net cash used in investing activities                        (1,446)         (1,254)
                                                                    -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                            276              17
    Repurchase of common stock                                         (258)           (379)
    Payments on long-term debt and capital lease obligations           (273)           (140)
    Cash dividends                                                      (26)            (26)
                                                                    -------         -------
        Net cash used in financing activities                          (281)           (528)
                                                                    -------         -------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      324            (463)
Cash and cash equivalents at beginning of period                        662           1,145
                                                                    -------         -------
Cash and cash equivalents at end of period                              986             682
                                                                    =======         =======


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                           $   117         $   135
    Income taxes                                                    $   180         $   221

Non-cash activities:
Capital lease obligations incurred                                  $    --         $     6


The accompanying notes are an integral part of these condensed consolidated statements.

                              DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

1.       ACCOUNTING AND REPORTING POLICIES:

         The Company's accounting and reporting policies are summarized in Note 1 (page 33) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. Certain prior year amounts have been reclassified to conform with the current financial statement presentation.

2.       LONG-TERM DEBT:

         The 1997 Bank Credit Agreement provides for unsecured borrowings by the Company of up to $1.25 billion on a revolving basis until May 1, 2002, subject to certain conditions. Up to $700 million of this facility may be used for the issuance of letters of credit. The interest rate under this facility is, at the Company's option, the LIBOR or the prime rate, in each case plus a margin which is subject to adjustment based on certain changes in the credit ratings of the Company's long-term senior unsecured debt. The Company also has the option to obtain loans through a competitive bid procedure. The 1997 Bank Credit Agreement contains certain negative covenants that limit the Company's ability to grant liens, incur or guarantee debt and enter into flight equipment leases. It also provides that if there is a change of control (as defined) of the Company, the banks' obligation to extend credit terminates, any amounts outstanding become immediately due and payable and the Company will immediately deposit cash collateral with the banks in an amount equal to all outstanding letters of credit. At March 31, 1998, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement.

         The Company's credit agreement with ABN AMRO Bank, N.V. and a group of banks (Letter of Credit Facility) provides for the issuance of letters of credit for up to $500 million in stated amount to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. At March 31, 1998, the face amount of the letter of credit under the Letter of Credit Facility was $450 million, which covers $290 million outstanding principal amount of the Series C ESOP Notes, up to $128 million of Make Whole Premium Amount and approximately one year of interest on the Series C ESOP Notes. For additional information regarding Delta's long-term debt, including the Series C ESOP Notes, see Note 7 (page 38) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

3.      AIRCRAFT PURCHASE COMMITMENTS:

       At March 31, 1998, the Company's aircraft fleet, purchase commitments, options (which have scheduled delivery slots), and rolling options (which replace options and are assigned delivery slots as options expire or are exercised) were:

                                                    Current Fleet
                                 -----------------------------------------
                                                                                                             Rolling
             Aircraft Type            Owned         Leased          Total         Orders       Options       Options
        ------------------------ -----------   ------------   ------------   -----------   ----------    -----------
        B-727-200                       121             10            131             -            -              -
        B-737-200                         1             53             54             -            -              -
        B-737-300                         -             16             16             -            -              -
        B-737-600/700/800                 -              -              -            70           60            280
        B-757-200                        50             41             91            11           20             88
        B-767-200                        15              -             15             -            -              -
        B-767-300                         2             24             26             2            -              -
        B-767-300ER                      28              7             35            12           10             19
        B-767-400                         -              -              -            21           24             25
        B-777-200                         -              -              -            12           20             30
        L-1011-1                         21              -             21             -            -              -
        L-1011-250                        6              -              6             -            -              -
        L-1011-500                       15              -             15             -            -              -
        MD-11                             8              7             15             -            -              -
        MD-88                            63             57            120             -            -              -
        MD-90                            16              -             16             -            -              -
                                 ===========   ============   ============   ===========   ==========    ===========
                 Total                  346            215            561           128          134            442
                                 ===========   ============   ============   ===========   ==========    ===========


       During the March 1998 quarter, Delta purchased three B-727-200 aircraft which it had been operating under leases, acquired under operating lease agreements three B-737-300 aircraft, and took delivery of two new B-767-300ER aircraft and one new MD-11 aircraft. The Company retired two L-1011-1 aircraft and two L-1011-500 aircraft during the March 1998 quarter.

       Also during the March 1998 quarter, Delta exercised options to purchase two 757-200 aircraft, entered into an agreement with Boeing to purchase two additional B-777-200 aircraft, and exercised options to purchase seven shipsets of Stage 3 heavyweight hushkits for B-737-200 aircraft.

       Subsequent to March 31, 1998, Delta took delivery of two new B-767-300ER aircraft and one new B-757-200 aircraft.

       Future expenditures for aircraft, engines and engine hushkits on firm order at March 31, 1998 are estimated to be $5.91 billion, as follows:

                                                                  Amounts
                       Years Ending June 30                    (In Millions)
                       ---------------------                   ------------
                       Remainder of fiscal year 1998            $      360
                       1999                                          1,270
                       2000                                            890
                       2001                                          1,600
                       2002                                            300
                       After 2002                                    1,490
                                                               ------------
                                                Total           $    5,910
                                                               ============

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

5.      SHAREHOLDERS' EQUITY:

        During the nine months ended March 31, 1998, the Company issued 3,593,602 common shares under its broad-based employee stock option plans, and a total of 419,746 common shares under its 1989 Stock Incentive and Dividend Reinvestment and Stock Purchase Plans. In addition, the Company distributed a total of 46,529 common shares from treasury under its 1989 Stock Incentive Plan. During the nine months ended March 31, 1998, the Company repurchased 2,334,012 common shares. For additional information regarding Delta's common stock repurchase program, see Note 15 (page 46) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

        At March 31, 1998, 21,106,398 common shares were reserved for issuance under the Company's broad-based employee stock option plans; 7,723,474 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 5,677,216 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; and 248,344 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan.

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

7.      RESTRUCTURING AND OTHER NON-RECURRING CHARGES:

         The following table reflects the activity in the restructuring accruals during the three months ended March 31, 1998 related to restructuring charges recorded in prior fiscal years (see Note 16 on page 46 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders). All reductions in reserves represent payments of liabilities.




                                        Balance at                                        Balance at
                                     December 31, 1997            Reductions            March 31, 1998
                                   ----------------------   ---------------------  --------------------------
                                                                 (In Millions)
Leadership 7.5
    Workforce Reductions                    $ 4                      $ 1                        $ 3
    Abandoned Facilities                     36                        1                         35
Transatlantic and
European Realignment
    Abandoned Facilities                      2                        1                          1
    Other                                     1                        1                          -
                                           ----                      ---                       ----
          Totals                           $ 43                      $ 4                       $ 39
                                           ====                      ===                       ====

8.      INCOME PER SHARE:

        The following table shows a reconciliation of the numerator (net income) and the denominator (average shares outstanding) used in computing basic and diluted income per share for the three and nine months ended March 31, 1998 and March 31, 1997 (restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" - SFAS
        128), respectively. Application of SFAS 128 did not have a material effect on previously reported income per share amounts for the three and nine month periods ended March 31, 1997.

                                                  Three Months Ended       Nine Months Ended
                                                       March 31                March 31
                                                  --------------------    --------------------
                                                  1998         1997           1998         1997
                                                -------       -------       -------       -------
                                                     (In Millions, except per share data)
BASIC:
  Net income                                    $   195       $   189       $   639       $   552
    Dividends on Series B ESOP
      convertible preferred stock                    (2)           (2)           (8)           (6)
                                                -------       -------       -------       -------
  Income available to common
      shareholders                              $   193       $   187       $   631       $   546

  Weighted average shares outstanding              75.0          73.2          74.3          74.5

  Basic income per common share                 $  2.57       $  2.56       $  8.49       $  7.34
                                                =======       =======       =======       =======

DILUTED:
  Net income                                    $   195       $   189       $   639       $   552
    Adjustment to net income
      assuming conversion of Series B ESOP
      convertible preferred stock                    (1)           (1)           (3)           (4)
                                                -------       -------       -------       -------
  Income available to common
      shareholders                              $   194       $   188       $   636       $   548

  Weighted average shares outstanding              75.0          73.2          74.3          74.5

  Additional shares assuming:
    Conversion of Series C convertible
      preferred stock                                --            --            --           0.3
    Conversion of Series B ESOP
      convertible preferred stock                   2.1           1.9           2.1           1.9
    Exercise of stock options                       2.4           1.0           1.9           0.4
                                                -------       -------       -------       -------

  Average shares outstanding as adjusted           79.5          76.1          78.3          77.1
  Diluted income per common share               $  2.45       $  2.47       $  8.12       $  7.12
                                                =======       =======       =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $1.49 billion at March 31, 1998, compared to $1.17 billion at June 30, 1997. During the nine months ended March 31, 1998, the principal sources of funds were $2.05 billion of cash from operations and $276 million from the issuance of 4,013,348 common shares, primarily under the Company's broad-based employee stock option plans. During the nine months ended March 31, 1998, the Company invested $1.23 billion in flight equipment and $229 million in ground property and equipment; made payments of $273 million on long-term debt and capital lease obligations; paid $258 million to repurchase 2,334,012 common shares; and paid $26 million in cash dividends. Future expenditures for aircraft, engines and engine hushkits on firm order at March 31, 1998 are estimated to be $5.91 billion. The Company may repurchase its long-term debt and common stock from time to time. For additional information regarding Delta's common stock repurchase program, see Note 15 (page
46) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

As of March 31, 1998, the Company had negative working capital of $1.23 billion, compared to negative working capital of $1.22 billion at June 30, 1997. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt or equity financing and proceeds from sale and leaseback transactions.

At March 31, 1998, long-term debt and capital lease obligations, including current maturities, totaled $1.82 billion, compared to $2.10 billion at June 30, 1997. Shareholders' equity was $3.69 billion at March 31, 1998 and $3.01 billion at June 30, 1997. The Company's debt-to-equity position, including current maturities, was 33% debt and 67% equity at March 31, 1998, compared to 41% debt and 59% equity at June 30, 1997.

At March 31, 1998, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. The Series C ESOP Notes currently have the benefit of a credit enhancement in the form of a letter of credit in the amount of $450 million under Delta's Credit Agreement with ABN AMRO Bank and a group of banks (Letter of Credit Facility). Delta is required to purchase the Series C ESOP Notes in certain circumstances. For additional information regarding the Series C ESOP Notes and the Letter of Credit Facility, see Note 7 (page 38) of the Notes to Consolidated Financial Statements in Delta's 1997 Annual Report to Shareholders.

At March 31, 1998, the Company had $1.25 billion of credit available on a revolving basis under its 1997 Bank Credit Agreement, subject to certain conditions. Up to $700 million of this facility may be used for the issuance of letters of credit. At March 31, 1998, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding the 1997 Bank Credit Agreement.

At its meeting on April 23, 1998, Delta's Board of Directors declared a cash dividend of five cents per common share, payable June 1, 1998, to shareholders of record on May 13, 1998.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

For the quarter ended March 31, 1998, Delta recorded unaudited operating income of $336 million and net income of $195 million. For the quarter ended March 31, 1997, Delta recorded operating income of $346 million and net income of $189 million. The Company's operating margin (operating income divided by operating revenue) for the quarter ended March 31, 1998 was 9.9% compared to 10.1% for the quarter ended March 31, 1997. The results for the March 1997 quarter include pre-tax restructuring and other non-recurring charges of $52 million related to the realignment of Delta's transatlantic and European operations. Excluding the restructuring and other non-recurring charges, the Company recorded operating income of $398 million, net income of $221 million, and an operating margin of 11.6% for the quarter ended March 31, 1997.

Operating revenues in the March 1998 quarter totaled $3.39 billion, a decrease of 1% from $3.42 billion in the March 1997 quarter. Passenger revenue decreased 1% to $3.12 billion, the result of a 2% decline in passenger mile yield partially offset by a 1% increase in revenue passenger miles. These results reflect the benefits received by the Company during the March 1997 quarter from the temporary expiration of the U.S. transportation excise tax and the threatened pilot strike at American Airlines, as well as the increased presence during the March 1998 quarter of low-cost, low-fare carriers in domestic markets served by Delta. A domestic fare increase implemented during the September 1997 quarter and favorable economic conditions mitigated the passenger mile yield decline. The increase in revenue passenger miles is due to a 1% increase in capacity, favorable economic conditions and improved asset utilization.

Cargo revenue decreased 3% to $138 million. Cargo ton miles increased 11%, while cargo ton mile yield decreased 12%. The increase in cargo ton miles is mainly due to increased European imports and an increase in the average stage length related to freight shipments, partially offset by reduced mail volume as a result of the U.S. Postal Service's shifting of certain business from major air carriers to ground service and dedicated air-freight carriers. The decrease in cargo ton mile yield is primarily due to an increase in the average stage length related to freight shipments. All other revenue, net, increased 13% to $133 million, largely due to increased administrative service charge revenues.

Operating expenses for the March 1998 quarter totaled $3.05 billion, a decrease of 1% from the March 1997 quarter. Excluding restructuring and other non-recurring charges in the March 1997 quarter, operating expenses increased 1%. Operating capacity increased 1% to 34.04 billion available seat miles. Salaries and related costs increased 5%, largely due to a 7% increase in full-time equivalent employees and compensation and benefit enhancements for non-contract domestic employees, which became effective July 1, 1997. Aircraft fuel expense decreased 23% as the average fuel price per gallon decreased 24% to
53.16 cents, partially offset by a 1% increase in fuel gallons consumed. Passenger commissions decreased 8%, due to a lower commission rate structure implemented during the September 1997 quarter. Depreciation and amortization expense rose 21% due to the acquisition of additional flight equipment and increased amortization of software development costs. Contracted services expense rose 18%, primarily due to higher information technology costs, as well as increased building and equipment maintenance costs. Aircraft maintenance materials and outside repairs increased 19% due to the timing of scheduled maintenance visits, costs associated with interior modifications and service initiatives, and other costs associated with the maturation of the fleet. Passenger service expense increased 16%, largely due to on-board service enhancements. Landing fees decreased 8% due to landing fee credits and the realignment of certain international routes. Other operating expenses decreased 5%, primarily due to lower insurance costs.

Nonoperating expense in the March 1998 quarter totaled $14 million, compared to nonoperating expense of $29 million in the March 1997 quarter. The reduction in nonoperating expense is primarily due to reduced interest expense resulting from lower levels of debt outstanding and an increase in interest income due to higher average levels of short-term investments.

Pretax income of $322 million for the March 1998 quarter resulted in an income tax provision of $127 million. After a $2 million provision for preferred stock dividends, net income available to common shareholders was $193 million.


Nine Months Ended March 31, 1998 and 1997

For the nine months ended March 31, 1998, Delta recorded unaudited operating income of $1.10 billion and net income of $639 million. For the nine months ended March 31, 1997, Delta recorded operating income of $1.01 billion and net income of $552 million. Operating margin for the nine months ended March 31, 1998 was 10.6%, compared to 10.1% for the nine months ended March 31, 1997.

Excluding restructuring and other non-recurring charges of $52 million in the nine months ended March 31, 1997, the Company recorded operating income of $1.06 billion, net income of $584 million, and an operating margin of 10.6% for that period.

Operating revenue for the nine months ended March 31, 1998 totaled $10.37 billion, an increase of 3% from $10.05 billion for the nine months ended March 31, 1997. Passenger revenue increased 3% to $9.50 billion for the nine months ended March 31, 1998, reflecting a 3% increase in revenue passenger miles, partially offset by a less than one percent decline in passenger mile yield. The increase in revenue passenger miles is mainly due to a 2% increase in capacity, favorable economic conditions, and improved asset utilization. The decrease in passenger mile yield reflects the benefits received by the Company during the March 1997 quarter from the temporary expiration of the U.S. transportation excise tax and the increased presence during the nine months ended March 31, 1998 of low-cost, low-fare carriers in domestic markets served by Delta, mostly offset by a domestic fare increase implemented during the September 1997 quarter and favorable economic conditions.

Cargo revenue increased 7% to $441 million. Cargo ton miles increased 16%, while cargo ton mile yield decreased 8%. The increase in cargo ton miles is mainly due to increased European imports and an increase in the average stage length related to freight shipments, partially offset by reduced mail volume as a result of the U.S. Postal Service's shifting of certain business from major air carriers to ground service and dedicated air-freight carriers. The decrease in cargo ton mile yield is primarily due to an increase in the average stage length related to freight shipments. All other revenue, net increased 12% to $429 million, primarily due to increased administrative service charge revenues.

Operating expenses for the nine months ended March 31, 1998 totaled $9.28 billion, an increase of 3% compared to the nine months ended March 31, 1997. Operating capacity increased 2% to 104.63 billion available seat miles. Salaries and related costs increased 6%, due to a 7% increase in full-time equivalent employees and compensation and benefit enhancements for non-contract domestic employees, which became effective July 1, 1997. Aircraft fuel expense decreased 13% as the average fuel price per gallon decreased 14% to 58.41 cents. Passenger commissions decreased 5%, largely due to a lower commission rate structure implemented during the September 1997 quarter. Depreciation and amortization increased 21% due to the acquisition of additional flight equipment and increased amortization of software development costs. Contract services expense increased 12%, largely due to higher information technology costs as well as building and equipment maintenance costs. Aircraft maintenance materials and outside repairs increased 19%, due to the timing of scheduled maintenance visits, costs associated with interior modifications and service initiatives, and other costs associated with the maturation of the fleet. Passenger service expense rose 11% due to on-board service enhancements and increased passenger traffic. Landing fees decreased 6% due to landing fee credits and the realignment of certain international routes. Other operating expenses increased 1% due to increased professional fees and supplies, mostly offset by lower insurance costs.

Nonoperating expense for the nine months ended March 31, 1998 totaled $46 million compared to nonoperating expense of $91 million for the nine months ended March 31, 1997. The decrease in nonoperating expense is largely due to the inclusion in the nine month period ended March 31, 1997 of a $20 million payment to settle certain class action antitrust lawsuits filed by travel agents and $8 million in losses related to the voluntary repurchase and retirement of certain long-term debt. Higher interest income and lower interest expense also contributed to the decrease in non-operating expense.

Pretax income of $1.05 billion for the nine months ended March 31, 1998 resulted in an income tax provision of $414 million. Net income available to common shareholders was $631 million after an $8 million provision for preferred stock dividends.


OUTLOOK

Year 2000 Computer Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as the year 1900. This could cause many computer applications to fail completely or create erroneous results unless corrective measures are taken.

The Company utilizes software and related computer technologies essential to its business that will be affected by the Year 2000 issue. Delta has implemented a Year 2000 program to identify and remediate its internal information technology and other operating systems and equipment affected by a two digit date field. This program consists of four phases: (1) identification, (2) assessment (including prioritization), (3) remediation and (4) testing.

The Company has completed the identification and assessment stages for certain of its internal information technology systems, and estimates that the total cost of achieving Year 2000 readiness for those systems is between approximately $110 million to $125 million. This estimate, however, does not include the cost of the Year 2000 program for the Company's other internal operating systems and equipment such as aircraft avionics, flight simulators and certain airport operating systems because the Company is currently in the assessment phase relating to these systems and equipment. Accordingly, the cost of the Year 2000 program for these items cannot presently be determined. The Company expects to complete the assessment of these other operating systems and equipment in June 1998. Delta expects that a significant, though as yet undetermined, amount of the total cost of the Year 2000 program will be accomplished by redeploying existing resources. Delta expects that its Year 2000 program will be completed in a timely manner.

The Company is also assessing Year 2000 issues concerning its relationships with third parties on which Delta relies, including key business partners, the Federal Aviation Administration, the U.S. Department of Transportation, airport authorities, and suppliers. As a part of this assessment, the Company is involved in industry Year 2000 review efforts led by the Airline Transport Association and the International Air Transport Association. There can be no assurance that the systems of third parties on which Delta relies will be Year 2000 ready in a timely manner. The failure of third parties to remediate their respective systems could have a material adverse effect on Delta's business, financial condition, results of operations and liquidity.

Delta's expectations regarding its Year 2000 program are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from Delta's expectations. Factors that may cause such differences include, but are not limited to, the ability to utilize existing resources, the availability of qualified personnel and the ability to identify and remediate all affected systems.

Alliance Agreement

On April 29, 1998, Delta and United Air Lines, Inc. (United) entered into a marketing alliance agreement (Agreement). Under the terms of the Agreement, the two airlines plan to engage in code-sharing arrangements, reciprocal frequent flyer programs and other areas of marketing cooperation. The implementation of the code-sharing aspects of the Agreement is subject to the approval of both companies' pilot unions.

The Agreement provides that the marketing alliance will be implemented first in the United States and then, subject to the concurrence of Delta's and United's foreign airline partners in the affected region and applicable governmental approvals, in international markets. Code-sharing service to Europe is not contemplated at this time due to governmental and foreign airline alliance issues.

Delta estimates that the two carriers would realize a total of approximately $600 million in annual gross revenue benefits when the alliance is fully implemented. These revenue benefits, which Delta estimates would accrue approximately equally to each carrier, assume that no other major U.S. domestic alliances are formed.

Delta anticipates that it and United will begin reciprocal frequent flyer programs later in 1998, and code-sharing on their U.S. networks in early 1999.

The marketing alliance does not require formal approval by the U.S. government. Delta has received a request from the U.S. Department of Transportation for information regarding the alliance, and expects to receive information requests from other governmental entities.

The Agreement has a seven-year term but may be terminated by either party earlier under certain circumstances.


The above description of the Agreement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include Delta's estimates with respect to the revenue benefits that will result from the marketing alliance between Delta and United. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Factors that may cause such differences include, but are not limited to, the possibility that the estimated revenue benefits will not be realized, or will not be realized within the expected time period, due to, among other things, (1) the airline pricing environment; (2) competitive actions taken by other airlines; (3) general economic conditions; (4) changes in jet fuel prices; (5) actions taken by the United States and foreign governments; (6) the willingness of customers to travel; and (7) the outcome of discussions with both carriers' pilot unions, international partners and commuter carriers regarding implementation of various aspects of the Delta-United marketing alliance.

Personnel Matters

On May 1, 1996, the Company and the Air Line Pilots Association, International
(ALPA) entered into a new collective bargaining agreement covering the rates of pay, rules and working conditions of the Company's approximately 8,600 pilots. The contract, which becomes amendable on May 2, 2000, provides in part (1) that if the Company operates an aircraft type (New Equipment) for which the rates of pay, rules and working conditions (collectively, the Pay Rates) are not set forth in the collective bargaining agreement, the Company and ALPA will negotiate the Pay Rates applicable to such New Equipment; (2) that pilots will fly such New Equipment whether or not Pay Rates for such equipment have been agreed upon; but (3) that the pilots' obligation to fly such New Equipment will not continue if Pay Rates have not been agreed upon within six months after the Company places such New Equipment in operation.

The Company has placed orders to purchase the following aircraft types, each of which constitutes New Equipment under the collective bargaining agreement:
B-737-600/700/800 aircraft; B-767-400 aircraft; and B-777-200 aircraft. Delta plans to place these aircraft types in service shortly after their delivery, which is expected to begin in September 1998, May 2000 and March 1999, respectively. In addition, the Company is leasing from a third party three B-737-300 aircraft and has agreed, subject to certain conditions, to lease an additional six B-737-300 aircraft; these aircraft, which would also constitute New Equipment under the collective bargaining agreement, are scheduled to be placed in service beginning in June 1998.

In October 1997, the Company and ALPA began discussions on the Pay Rates applicable to B-737-600/700/800 aircraft and the nine B-737-300 aircraft noted above. ALPA has announced plans to request pilots not to fly these aircraft types subsequent to the six month period after such aircraft are initially placed in service unless and until Pay Rates for these aircraft types have been agreed upon. Additionally, the Company's pilots have voted to authorize ALPA to assess pilots 1% of their gross pay for up to nine months to finance a contingency fund for pilots who would have flown these aircraft. Discussions between the Company and ALPA are continuing. The outcome of these matters cannot presently be determined.

Governmental

On April 6, 1998, the U.S. Department of Transportation (DOT) published a draft statement of enforcement policy to address DOT concerns that major carriers are taking actions designed to exclude new entrants in certain airline markets, particularly at hub airports. The draft DOT guidelines focus on unreasonable price cuts, and/or capacity increases by major carriers in response to entry by new carriers at hub airports, and whether the major carrier could have pursued a more reasonable alternative strategy for competing with the new entrant. The DOT is soliciting comments on the draft guidelines which, if adopted, would apply prospectively.

Latin America Expansion

As part of its plan to increase its presence in Latin America, Delta recently inaugurated service between Atlanta and Caracas, Guatemala City, Panama City, San Jose and San Salvador; began a code-share arrangement with Aeropostal, which allows the two carriers to provide code-share service between the U.S. and Venezuela; and entered into marketing agreements with Aeromexico and with Aeroperu. Delta also purchased a 35% equity interest in Aeroperu.

New Accounting Regulations

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which defines the type of costs related to such activities that should be capitalized versus expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 31, 1998.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires that start-up costs be expensed as incurred. SOP 98-5 is effective for fiscal years begining after December 31, 1998 and requires that initial application be reported as a cumulative effect of a change in accounting principle.

The adoption of SOP 98-1 and SOP 98-5 is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware Corporation) AND SUBSIDIARIES as of March 31, 1998 and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP


Atlanta, Georgia
April 24, 1998

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan (Plan), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among certain of the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan that a participating director may select is a fund invested primarily in Delta's Common Stock (Delta Common Stock Fund). During the quarter ended March 31, 1998, a participant in the Plan deferred a total of $3,000 in the Delta Common Stock Fund investment return choice (equivalent to approximately 26 shares of Delta Common Stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.


ITEM 5.  OTHER INFORMATION

Management

The Board of Directors elected Warren C. Jenson to serve as Delta's Executive Vice President and Chief Financial Officer, effective April 20, 1998. Prior to joining Delta, Mr. Jenson served as Senior Vice President - Finance and Chief Financial Officer of the National Broadcasting Company, Inc. since July 1992.

Effective May 1, 1998, Robert W. Coggin, Executive Vice President - Marketing, and Robert G. Adams, Senior Vice President - Personnel, retired from the Company. A search is currently in progress to identify and recruit successors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         12. Statement regarding computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule (For SEC use only).



(b)      Reports on Form 8-K:

         During the quarter ended March 31, 1998, Delta did not file any Current Reports on Form 8-K. On April 30, 1998, Delta filed a Current Report on Form 8-K regarding its marketing alliance agreement with United Air Lines, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   Delta Air Lines, Inc.
                                             ---------------------------------
                                                        (Registrant)




                                       By:    /s/ Warren C. Jenson
                                             ---------------------------------
                                                     Warren C. Jenson
                                              Executive Vice President and
                                                 Chief Financial Officer




May 13, 1998