Form 10-K
period 1998-06-30
DELTA AIR LINES INC /DE/
filed 1998-09-28
CIK 27904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                               ------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-5424

                             DELTA AIR LINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  58-0218548
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

HARTSFIELD ATLANTA INTERNATIONAL AIRPORT
          POST OFFICE BOX 20706                              30320
            ATLANTA, GEORGIA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER,
          INCLUDING AREA CODE:                          (404) 715-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                                   WHICH REGISTERED
---------------------------------------------------  ---------------------------------------------------
Common Stock, par value $3.00 per share                            New York Stock Exchange

Preferred Stock Purchase Rights                                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 1998, was approximately $7,719,665,000. As of August 31, 1998, 73,482,933 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1998 Annual Report to Shareowners. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated September 16, 1998, for its Annual Meeting of Shareowners to be held on October 22, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             DELTA AIR LINES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

    Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier providing scheduled air transportation for passengers, freight and mail over a network of routes throughout the United States and abroad. Based on calendar 1997 data, the Company is the largest United States airline in terms of aircraft departures and passengers enplaned, and the third largest United States airline as measured by operating revenues and revenue passenger miles flown. As of August 1, 1998, the Company provided scheduled air service to 148 domestic cities in 42 states, the District of Columbia, Puerto Rico and the United States Virgin Islands, as well as to 46 cities in 30 foreign countries.

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

    Delta conducts operations in various foreign countries, principally in Asia, Europe, Latin America and North America. Operating revenues from the Company's international operations were approximately $2.64 billion, $2.57 billion, and $2.44 billion in the years ended June 30, 1998, 1997 and 1996, respectively.

    For the year ended June 30, 1998, passenger revenues accounted for 92% of Delta's operating revenues. Cargo revenues, which include freight and mail, accounted for 4% of Delta's operating revenues, and other sources accounted for 4% of the Company's operating revenues.

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

    On April 6, 1998, the DOT published a proposed statement of enforcement policy to address DOT concerns that major carriers are taking actions designed to exclude new entrants in certain airline markets, particularly at hub airports. Information on this subject is set forth under "Governmental Matters" on page 32 of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

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

    Delta's system passenger mile yield was virtually unchanged in fiscal 1998 compared to fiscal 1997. The Company's domestic passenger mile yield increased 1% due to a domestic fare increase implemented during the September 1997 quarter, largely offset by the full-year impact of the U.S. transportation excise tax and increased low-fare competition. Delta's international passenger mile yield decreased 3% mainly due to overall capacity growth in the Atlantic market.

    Delta expects that low-fare competition will continue in domestic and international markets. If fare reductions are not offset by increases in traffic or changes in the mix of traffic that improve the passenger mile yield, Delta's operating results will be adversely affected.

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

    Certain major U.S. airlines have recently announced plans to establish marketing alliances with each other. These include the alliances between Continental Airlines, Inc. and Northwest Airlines, Inc., and between American Airlines, Inc. and US Airways, Inc. Information concerning Delta's marketing alliance with United Air Lines, Inc. is set forth under "Alliance Agreement" on page 31 of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

    International alliances between foreign and domestic carriers, such as the marketing and code-sharing arrangements between KLM-Royal Dutch Airlines and Northwest Airlines, Inc., and among Lufthansa German Airlines, Scandinavian Airline Systems and United Air Lines, Inc., have significantly increased competition in international markets. A proposed marketing alliance between British Airways Plc and American Airlines, Inc. is under review by United States and European governmental authorities. Through code-sharing arrangements with United States carriers, foreign carriers have obtained access to interior United States passenger traffic. Similarly, United States carriers have increased their ability to sell transatlantic services and destinations to and beyond European cities.

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

    As a result of the recent completion of a new aviation agreement between the United States and Japan, Delta began nonstop service between Atlanta and Tokyo in June 1998, and has announced plans to begin service between Portland, Oregon, and Fukuoka and Osaka; to expand its present service between Los Angeles and Tokyo; and to begin service between Honolulu and Tokyo.

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

    Most of Delta's international code-sharing arrangements operate in discrete international city pairs. Delta purchases seats that are marketed under Delta's "DL" designator code and sells seats that are marketed under foreign carriers' two-letter designator code pursuant to code-sharing arrangements with certain foreign airlines. In addition to its agreements with Swissair, Sabena and Austrian Airlines, as of August 15, 1998, Delta had code-sharing agreements with ten foreign carriers.

AIRPORT ACCESS

    Operations at four major United States and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA regulates slot allocations at Kennedy Airport in New York, La Guardia Airport in New York, Ronald Reagan National Airport in Washington, D. C., and O'Hare International Airport in Chicago. Delta's operations at those four airports require slot allocations. Certain foreign airports also have slot allocations.

    Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

DELTA EXPRESS

    Delta Express is the Company's low-fare, leisure-oriented operation which provides service from certain cities in the Northeast and Midwest to Orlando and other Florida destinations. On October 1, 1996, Delta Express initiated service, operating a dedicated fleet of 12 B-737-200 aircraft with 62 daily departures to 13 cities. Since that time, Delta Express has expanded its operations. By December 1, 1998, Delta Express plans to operate a dedicated fleet of 37 B-737-200 aircraft with 170 daily departures to 22 cities.

THE DELTA CONNECTION PROGRAM

    Delta has marketing agreements with five air carriers serving principally the following areas of the United States: Atlantic Southeast Airlines, Inc. ("ASA") operates in the Southeast through Atlanta and in the Southwest through Dallas-Fort Worth; Business Express, Inc. operates in the Northeast through Boston and New York; Comair, Inc. ("Comair") serves Florida and operates in the Midwest through Cincinnati; SkyWest Airlines, Inc. ("SkyWest") serves California and operates in other western states through Salt Lake City; and Trans States Airlines operates in the Northeast through New York. These carriers, which are known as "Delta Connection" airlines, use Delta's "DL" code on their flights and exchange connecting traffic with Delta. At June 30, 1998, Delta held equity interests in ASA Holdings, Inc. (the parent of ASA), Comair Holdings, Inc. (the parent of Comair) and SkyWest, Inc. (the parent of SkyWest) of 27%, 21% and 13%, respectively.

COMPUTER RESERVATION SYSTEM PARTNERSHIP

    Delta owns 38% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines, Inc., Trans World Airlines, Inc. and ABACUS Distribution Systems Pte Ltd. own 32%, 25% and 5%, respectively, of WORLDSPAN.

    CRS services are used primarily by travel agents to book airline, hotel, car rental and other travel reservations and issue airline tickets. CRS services are provided by several companies in the United States and worldwide. In the United States, other CRS competitors are SABRE (owned primarily by AMR Corporation), Galileo International, Inc. (owned by United Air Lines, Inc., US Airways, Inc. and certain foreign carriers) and AMADEUS (owned by Continental Airlines, Inc., and certain foreign carriers). CRS vendors are subject to regulations promulgated by the DOT and certain foreign governments.

    The CRS industry is highly competitive. Delta believes that, based on the number of travel agents in the United States using a CRS, WORLDSPAN ranks third, behind SABRE and Galileo International, Inc. in market share among travel agents in the United States.

FUEL

    Delta's operations are significantly affected by the availability and price of jet fuel. The following table shows Delta's jet fuel consumption and costs for fiscal years 1994-1998.

                                 GALLONS                                   PERCENT OF
FISCAL                           CONSUMED       COST      AVERAGE PRICE    OPERATING
YEAR                            (MILLIONS)   (MILLIONS)    PER GALLON      EXPENSES*
------------------------------  ----------   ----------   -------------    ----------
1994..........................    2,550        $1,411         55.34 CENTS      12%
1995..........................    2,533         1,370         54.09            12
1996..........................    2,500         1,464         58.53            13
1997..........................    2,599         1,722         66.23            14
1998..........................    2,664         1,507         56.54            12

------------------------

*   Excludes restructuring and other non-recurring charges.

    Aircraft fuel expense decreased 12% in fiscal 1998 compared to fiscal 1997, as the average fuel price per gallon declined 15% to 56.54 CENTS, and fuel gallons consumed increased 3%.

    Changes in jet fuel prices have industry-wide impact and benefit or harm Delta's competitors as well as Delta. Accordingly, lower jet fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

    Delta's jet fuel contracts do not provide material protection against price increases or for assured availability of supplies. The Company purchases most of its jet fuel from petroleum refiners under contracts which establish the price based on various market indices. The Company also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which permit the refiners to set the price and give the Company the right to terminate upon short notice if the price is unacceptable. Information regarding Delta's fuel hedging program is set forth under "Commodity Price Risk" on page 33, and in Note 4 of the Notes to Consolidated Financial Statements on page 41, of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

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

PERSONNEL

    At June 30, 1998, Delta employed 70,846 full-time equivalent personnel, compared to 65,383 full-time equivalent personnel at June 30, 1997.

    The following table presents certain information concerning Delta's domestic collective bargaining agreements.

                                          APPROXIMATE
                                           NUMBER OF                                                 CONTRACT
                                           PERSONNEL                                                 AMENDABLE
PERSONNEL GROUP                           REPRESENTED                    UNION                         DATE
---------------------------------------  -------------  ---------------------------------------  -----------------
Pilots.................................        8,800    Air Line Pilots Association,             May 2, 2000
                                                        International

Flight Superintendents.................          190    Professional Airline Flight Control      January 1, 1999
                                                        Association

    In June 1998, the Company and the Air Line Pilots Association, International reached an agreement, subject to the approval of Delta's pilots, regarding the pay rates for certain B-

737 aircraft types. Additional information on this subject is set forth under "Personnel Matters" on pages 31-32 of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

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

    Certain labor unions are currently seeking to become the collective bargaining representative of various groups of Delta employees who are not represented by a union. None of these labor unions has filed an application with the NMB alleging a representation dispute. The outcome of the unions' efforts cannot presently be determined.

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

    Delta complied with the ANCA's December 31, 1994 and 1996 requirements. As of June 30, 1998, Delta operated 459 Stage 3 aircraft, constituting 81% of its fleet. The Company expects to comply with the ANCA's (1) December 31, 1998 requirement by operating a fleet comprised of at least 75% Stage 3 aircraft; and
(2) December 31, 1999 requirement by hushkitting or retiring its remaining Stage 2 aircraft. Delta has entered into definitive agreements to purchase Stage 3 engine hushkits for a number of its B-727-200 and B-737-200 aircraft.

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

    Federal and state laws impose certain requirements for the upgrading of underground storage tanks by December 22, 1998. Several years ago, Delta implemented a program to remove or upgrade its underground storage tanks, and to remediate contamination from those tanks. Delta expects to be in compliance with these requirements prior to the regulatory deadline.

    Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to certain Superfund Sites, and has entered into consent decrees regarding some of these sites. Delta's alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site. Delta is aware of soil and/or ground water contamination present on its current or former leaseholds at several domestic airports; to address this contamination, the Company has a program in place to investigate and, if appropriate, remediate these sites. Management believes that the resolution of these matters is not likely to have a material adverse effect on the Company's consolidated financial statements.

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

    Delta and United Air Lines, Inc. ("United") recently introduced a reciprocal frequent flyer program. Effective September 1, 1998, each carrier's frequent flyer members are able to accrue miles in either carrier's program when they fly on Delta or United operated domestic flights. Members will be able to redeem frequent flyer awards on domestic flights operated by either carrier beginning October 15, 1998.

    Delta accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed. The estimated incremental cost associated with a flight award does not include any contribution to overhead or profit. Such incremental cost is based on Delta's system average cost per passenger for fuel, food and other direct passenger costs. Delta does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. Delta believes this exclusion is immaterial and appropriate because the large majority of these participants are not expected to earn a free flight award. Delta does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to Delta is negligible.

    Delta estimated the potential number of round-trip flight awards outstanding to be 8.6 million at June 30, 1996, 9.1 million at June 30, 1997 and 9.6 million at June 30, 1998. Of these earned awards, Delta expected that approximately 5.7 million, 6.0 million and 7.2 million, respectively, would be redeemed. At June 30, 1996, 1997 and 1998, Delta had recorded a liability for these awards of $103 million, $122 million and $140 million, respectively. The difference between the roundtrip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed or (2) be redeemed for something other than a free trip.

    Frequent flyer program participants flew 1.7 million, 1.7 million and 1.9 million free roundtrips in fiscal years 1996, 1997 and 1998, respectively. These roundtrips accounted for approximately 8%, 6% and 7% of the total passenger miles flown for the respective periods. Delta believes that the low percentage of free passenger miles, its load factor and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

    The DOT is conducting a review of the frequent flyer programs of the larger U.S. airlines. The focus of the review relates to limitations placed by the carriers on the availability of award seats and the adequacy of consumer notices concerning such limitations.

CIVIL RESERVE AIR FLEET PROGRAM

    Delta is a participant in the Civil Reserve Air Fleet Program pursuant to which the Company has agreed to make available, during the period beginning October 1, 1998 and ending September 30, 1999, up to 22 of its international range aircraft for use by the United States military under certain stages of readiness related to national emergencies.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

    During fiscal 1998, Delta and The Boeing Company ("Boeing") entered into definitive agreements under which Delta placed orders to purchase, and obtained options and rolling options to purchase, B-737-600/700/800, B-757-200, B-767-300ER, B-767-400 and B-777-200 aircraft. These agreements provide that, subject to certain conditions, Delta may switch orders among these aircraft types and defer the delivery of aircraft. The agreements also provide that Boeing will be the sole supplier of new aircraft to Delta for 20 years, subject to certain exceptions, but that this provision is not enforceable by Boeing until the European Commission permits such enforcement.

    Additional information relating to Delta's aircraft fleet is set forth in the charts titled "Aircraft Fleet at June 30, 1998" and "Aircraft Delivery Schedules at August 14, 1998" on page 21, and in Notes 7 and 8 of the Notes to Consolidated Financial Statements on page 45, of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

    Delta's long-term aircraft fleet plan is to simplify its fleet by reducing aircraft family types from six to three. The Company plans to retire its remaining L-1011 aircraft by August 2001, and its B-727 fleet by June 2005. L-1011 and B-727 aircraft will be replaced primarily by B-767 and B-737 aircraft, respectively.

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

    Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of from less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports, generally under long-term leases which cover the cost of providing, operating and maintaining such facilities. In addition, Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Notes 7 and 8 of the Notes to

Consolidated Financial Statements on page 45 of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

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

ITEM 3. LEGAL PROCEEDINGS

    Delta is a defendant in certain legal actions relating to alleged employment discrimination practices, antitrust matters, environmental issues and other matters concerning Delta's business. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial statements.

    For a discussion of certain environmental matters, see "ITEM 1. Business--Environmental Matters" on pages 8-9 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information concerning Delta's executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of Delta's executive officers.

Leo F. Mullin             Mr. Mullin has been President and Chief Executive Officer of
                          Delta since August 14, 1997. He was Vice Chairman of Unicom
                          Corporation and its principal subsidiary, Commonwealth Edison
                          Company, from 1995 through August 13, 1997. Mr. Mullin was an executive of First Chicago Corporation from 1981 to 1995, serving as that company's President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American
                          National Bank, a subsidiary of First Chicago Corporation, from
                          1991 to 1993. Age 55.

Maurice W. Worth          Chief Operating Officer, August 14, 1997 to date; Acting Chief
                          Executive Officer, August 1, 1997 through August 13, 1997;
                          Executive Vice President--Customer Service and Acting Chief
                          Operating Officer, May 12, 1997 through July 31, 1997; Executive
                          Vice President--Customer Service, September 13, 1995 through May
                          11, 1997; Senior Vice President-- Personnel, May 1991 through
                          September 12, 1995. Age 58.

Harry C. Alger            Executive Vice President--Operations, March 1993 to date; Senior
                          Vice President--Operations, February 1992 through February 1993;
                          Vice President--Flight Operations, August 1987 through January
                          1992. Age 60.

Vicki B. Escarra          Executive Vice President--Customer Service, July 1998 to date;
                          Senior Vice President--Airport Customer Service, November 1996
                          through June 1998; Vice President--Airport Customer Service,
                          August 1996 through October 1996; Vice President--Reservation
                          Sales and Distribution Planning, May 1996 through July 1996; Vice
                          President--Reservation Sales, November 1994 to May 1996;
                          Director--Reservations Sales, October 1994 to November 1994;
                          Director--In-Flight Service Operations, May 1992 to October 1994.
                          Age 46.

Warren C. Jenson          Mr. Jenson has been Executive Vice President and Chief Financial
                          Officer of Delta since April 20, 1998. He was Senior Vice
                          President and Chief Financial Officer of the National
                          Broadcasting Company from 1992 to April 1998. Age 41.

Frederick W. Reid         Mr. Reid has been Executive Vice President and Chief Marketing
                          Officer of Delta since July 1, 1998. Mr. Reid was an executive of
                          Lufthansa German Airlines from 1991 to 1998, serving as that company's President and Chief Operating Officer from April 1997 to June 1998, as Executive Vice President from 1996 to March
                          1997, and as Senior Vice President, The Americas, from 1991 to
                          1996. Age 48.

Robert S. Harkey          Senior Vice President--General Counsel and Secretary, November
                          1994 to date; Senior Vice President--General Counsel, November
                          1990 through October 1994; Vice

                          President--General Counsel, November 1988 through October 1990.
                          Age 57.

Paul G. Matsen            Senior Vice President--Alliance Strategy and Development, August
                          1998 to date; Senior Vice President--Corporate Planning, October
                          1996 through July 1998; Vice President--Corporate Planning, May
                          1996 through September 1996; Vice President--Consumer Marketing,
                          March 1994 through April 1996; Senior Vice President--Account
                          Management at Young and Rubicam, 1986 to February 1994. Age 39.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information required by this item is set forth under "Common Stock", "Number of Shareowners" and "Market Prices and Dividends" on page 56 of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

    Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan ("Plan"), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among certain of the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan that a participating director may select is a fund invested primarily in Delta's common stock ("Delta Common Stock Fund"). During the quarter ended June 30, 1998, a participant in the Plan deferred $15,125 in the Delta Common Stock Fund investment return choice (equivalent to 126 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

    Information required by this item is set forth on pages 54-55 of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    Information required by this item is set forth on pages 25-33 of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information required by this item is set forth under "Market Risks Associated With Financial Instruments" on page 33, and in Note 4 of the Notes to Consolidated Financial Statements on page 41, of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item is set forth on pages 34-52, and in "Report of Independent Public Accountants" on page 53, of Delta's 1998 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is set forth on pages 8-10, and under "Other Matters Involving Directors and Executive Officers -Section 16(a) Beneficial Ownership Reporting Compliance" on page 26, of Delta's Proxy Statement dated September 16, 1998, and is incorporated herein by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is set forth under "General
Information--Compensation of Directors" on pages 6-7, under "General Information--Charitable Award Program" on page 7, and on pages 19-26, of Delta's Proxy Statement dated September 16, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Information required by this item is set forth under "Beneficial Ownership of Securities" on pages 11-13 of Delta's Proxy Statement dated September 16, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Additional information required by this item is set forth on pages 24-26 of Delta's Proxy Statement dated September 16, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

    (a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedule on page 19 of this Form 10-K.

      (3). The exhibits required by this item are listed in the Exhibit Index on pages 24-27 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.6 to 10.20 in the Exhibit Index.

    (b). During the quarter ended June 30, 1998, Delta did not file any Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 1998.

                                DELTA AIR LINES, INC.

                                BY:       /S/ LEO F. MULLIN
                                   ------------------------------
                                           Leo F. Mullin
                                   PRESIDENT AND CHIEF EXECUTIVE
                                              OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of September, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

          SIGNATURE                          TITLE
------------------------------   ------------------------------
       EDWIN L. ARTZT*           Director
------------------------------
        Edwin L. Artzt

  HENRY A. BIEDENHARN, III*      Director
------------------------------
   Henry A. Biedenharn, III

     JAMES L. BROADHEAD*         Director
------------------------------
      James L. Broadhead

       EDWARD H. BUDD*           Director
------------------------------
        Edward H. Budd

     R. EUGENE CARTLEDGE*        Director
------------------------------
     R. Eugene Cartledge

          SIGNATURE                          TITLE
------------------------------   ------------------------------
     MARY JOHNSTON EVANS*        Director
------------------------------
     Mary Johnston Evans

      GERALD GRINSTEIN*          Non-executive Chairman of the
------------------------------     Board
       Gerald Grinstein

       JESSE HILL, JR.*          Director
------------------------------
       Jesse Hill, Jr.

                                 Executive Vice President
     /s/ WARREN C. JENSON          and Chief Financial Officer
------------------------------     (Principal Financial Officer
       Warren C. Jenson            and Principal Accounting
                                   Officer)

                                 President and Chief Executive
      /s/ LEO F. MULLIN            Officer and a Director
------------------------------     (Principal Executive
        Leo F. Mullin              Officer)

       ANDREW J. YOUNG*          Director
------------------------------
       Andrew J. Young

*By:      /s/ WARREN C. JENSON
    ------------------------------   Attorney-In-Fact
           Warren C. Jenson

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS--Incorporated herein by reference to
    "Report of Independent Public Accountants" on page 53 of Delta's 1998 Annual Report to Shareowners.

FINANCIAL STATEMENTS--All of which are incorporated herein by reference to Delta's 1998 Annual Report to Shareowners.

    Consolidated Balance Sheets--June 30, 1998 and 1997

       Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

       Consolidated Statements of Shareowners' Equity for the years ended June 30, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements--June 30, 1998, 1997 and 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

 SCHEDULE
  NUMBER
----------

    II      Valuation and Qualifying Accounts for the fiscal years ended June 30, 1998, 1997 and 1996

    All other schedules have been omitted as not applicable.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Delta Air Lines, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to shareowners incorporated by reference in this Form 10-K and have issued our report thereon dated August 14, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

August 14, 1998

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                             (AMOUNTS IN MILLIONS)

                                                                        COLUMN C
                                                         --------------------------------------
                                            COLUMN B                   ADDITIONS                                   COLUMN E
                                          -------------  --------------------------------------     COLUMN D      -----------
                COLUMN A                   BALANCE AT      CHARGED TO       CHARGED TO OTHER     ---------------  BALANCE AT
----------------------------------------  BEGINNING OF      COSTS AND           ACCOUNTS-          DEDUCTIONS-      END OF
              DESCRIPTION                    PERIOD         EXPENSES            DESCRIBE            DESCRIBE        PERIOD
----------------------------------------  -------------  ---------------  ---------------------  ---------------  -----------
DEDUCTION (INCREASE) IN THE BALANCE
  SHEET FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  receivable:...........................    $      48       $      23              --               $      35(a)   $      36
Allowance for unrealized gains on
  marketable equity securities:.........    $    (166)         --                  --               $      22(b)   $    (144)
Reserve for restructuring and other
  non-recurring charges:................    $      88          --                  --               $      52(c)   $      36

------------------------

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents decrease in unrealized gain resulting from changes in market values.

(c) Represents payments made against restructuring reserves.

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                             (AMOUNTS IN MILLIONS)

                                                                            COLUMN C
                                                              ------------------------------------
                                                 COLUMN B                  ADDITIONS                                COLUMN E
                                               -------------  ------------------------------------    COLUMN D     -----------
                  COLUMN A                      BALANCE AT      CHARGED TO         CHARGED TO       -------------  BALANCE AT
---------------------------------------------  BEGINNING OF      COSTS AND       OTHER ACCOUNTS-     DEDUCTIONS-     END OF
                 DESCRIPTION                      PERIOD         EXPENSES           DESCRIBE          DESCRIBE       PERIOD
---------------------------------------------  -------------  ---------------  -------------------  -------------  -----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT APPLIES:
Allowance for uncollectible accounts
  receivable:................................    $      44       $      30             --             $    26(a)    $      48
Allowance for unrealized gains on marketable
  equity securities:.........................    $    (206)         --                 --             $    40(b)    $    (166)
Reserve for restructuring and other
  non-recurring charges:.....................    $      69       $      52             --             $    33(c)    $      88

------------------------

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents decrease in unrealized gain resulting from changes in market values.

(c) Represents payments against restructuring reserves.

                                                                     SCHEDULE II

                             DELTA AIR LINES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                             (AMOUNTS IN MILLIONS)

                                                                       COLUMN C
                                                            -------------------------------
                                               COLUMN B                ADDITIONS                             COLUMN E
                                             -------------  -------------------------------    COLUMN D     -----------
                 COLUMN A                     BALANCE AT     CHARGED TO    CHARGED TO OTHER  -------------  BALANCE AT
-------------------------------------------  BEGINNING OF     COSTS AND       ACCOUNTS-       DEDUCTIONS-     END OF
                DESCRIPTION                     PERIOD        EXPENSES         DESCRIBE        DESCRIBE       PERIOD
-------------------------------------------  -------------  -------------  ----------------  -------------  -----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT APPLIES:
Allowance for uncollectible accounts
  receivable:..............................    $      29      $      15           --              --         $      44
Allowance for unrealized gains on
  marketable equity securities:............    $    (131)        --           $   (75)(a)         --         $    (206)
Reserve for restructuring and other
  non-recurring charges:...................    $      66      $     829           --           $     826(b)  $      69

------------------------

(a) Represents increase in unrealized gain resulting from changes in market values.

(b) Represents $452 million related to write-down of Lockheed L-1011 aircraft fleet; $252 million related to special early retirement program; $72 million of payments made against restructuring reserves; and $50 million relating to the reversal of prior restructuring charges.

                                 EXHIBIT INDEX

 EXHIBITS
-----------
       3.1   Delta's Certificate of Incorporation (Filed as Exhibit 4.1 to Delta's Registration Statement on
               Form S-8 (Registration No. 333-16471)). *
       3.2   Delta's By-Laws.
       4.1   Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of
               New York, as Rights Agent (Filed as Exhibit 1 to Delta's Form 8-A/A Registration Statement
               dated November 4, 1996). *
       4.2   Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock
               and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 of this Form
               10-K).
       4.3   Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration
               Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration
               Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on
               Form 10-K for the year ended June 30, 1989). *
       4.4   Agreement dated May 31, 1989, among Delta, The Citizens and Southern National Bank and The
               Citizens and Southern National Bank of Florida relating to the appointment of a successor trustee under the Indenture dated as of March 1, 1983, as supplemented, between Delta and The
               Citizens and Southern National Bank (Filed as Exhibit 4.6 to Delta's Annual Report on Form
               10-K for the year ended June 30, 1989). *
       4.5   Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New
               York, as successor trustee, to the Indenture, dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee.
       4.6   Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration
               Statement on Form S-3 (Registration No. 33-34523)). *
       4.7   First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New
               York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The
               Citizens and Southern National Bank of Florida, as predecessor trustee.

 EXHIBITS
-----------
       4.8   Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of
               Florida, Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3
               (Registration No. 33-40190)). *
       4.9   Credit Agreement dated as of May 2, 1997, by and among Delta, Certain Banks and NationsBank,
               N.A. (South), as Agent Bank (Filed as Exhibit 4.7 to Delta's Annual Report on Form 10-K for
               the year ended June 30, 1997). *
       4.10  Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan,
               Issuer, Delta, Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes
               (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990). *
       4.11  Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company,
               ESOP Trustee, and Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP
               Notes (Filed as Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30,
               1993). *

    Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

      10.1   Stock Purchase Agreement dated July 10, 1989, between Delta and Swissair,
               Swiss Air Transport Company Ltd. (Filed as Exhibit 10.2 to Delta's Current
               Report on Form 8-K dated July 24, 1989). *
      10.2   Stock Purchase Agreement dated August 21, 1989, between Delta and Swissair,
               Swiss Air Transport Company Ltd. (Filed as Exhibit 10.9 to Delta's Annual
               Report on Form 10-K for the year ended June 30, 1989). *
      10.3   Stock Purchase Agreement dated October 26, 1989, between Singapore Airlines
               Limited and Delta (Filed as Exhibit 10.1 to Delta's Current Report on Form
               8-K dated November 2, 1989). *
      10.4   Stock Purchase Agreement dated October 26, 1989, between Delta and Singapore
               Airlines Limited (Filed as Exhibit 10.2 to Delta's Current Report on Form
               8-K dated November 2, 1989). *
      10.5   Sixth Amended and Restated Limited Partnership Agreement of WORLDSPAN, L.P.,
               dated as of April 30, 1993 (Filed as Exhibit 10.6 to Delta's Annual Report
               on Form 10-K for the year ended June 30, 1993). *

 EXHIBITS
-----------
      10.6   Employment Agreement dated July 29, 1987, between Delta and Mr. Ronald W. Allen, as amended by the Amendments thereto dated February 1, 1992, August 15, 1992, October 28, 1993, and August
               16, 1996 (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June
               30, 1987, Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31,
               1992, Exhibit 10.13 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992,
               Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996). *
      10.7   Agreement dated as of July 31, 1997 between Delta and Mr. Ronald W. Allen (Filed as Exhibit 10.8 to Delta's Annual Report on Form 10-K for the year ended June 30, 1997). *
      10.8   Delta's Incentive Compensation Plan, as amended (Filed as Exhibit 10.1 to Delta's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1997). *
      10.9   Delta's 1989 Stock Incentive Plan, as amended (Filed as Appendix A to Delta's Proxy Statement dated September 15, 1997). *
      10.10  Delta's Executive Deferred Compensation Plan, as amended (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1997). *
      10.11  Directors' Deferred Compensation Plan (Filed as Exhibit 10.12 to Delta's Annual Report on Form
               10-K for the year ended June 30, 1996). *
      10.12  Directors' Charitable Award Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1997). *
      10.13  1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Excess
               Benefit Plan Agreement (Filed as Exhibit 10.18 to Delta's Annual Report on Form 10-K for the
               year ended June 30, 1992). *
      10.14  Delta's Non-employee Directors' Stock Plan (Filed as Exhibit 4.5 to Delta's Registration
               Statement on Form S-8 (Registration No. 33-65391)). *
      10.15  Form of Stock Option and Restricted Stock Award Agreements under 1989 Stock Incentive Plan
               (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30,
               1996). *
      10.16  Forms of Executive Retention Protection Agreements for Certain Officers (Filed as Exhibit 10.16
               of Delta's Annual Report on Form 10-K for the year ended June 30, 1997). *
      10.17  Form of Senior Officer Excess Benefit Plan Agreement.

 EXHIBITS
-----------
      10.18  Employment Agreement dated as of August 14, 1997 between Delta and Leo F. Mullin (Filed as
               Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31,
               1997). *
      10.19  Employment Agreement dated March 23, 1998 between Delta and Warren C. Jenson.
      10.20  Employment Agreement dated June 5, 1998 between Delta and Frederick W. Reid.
      10.21  Purchase Agreement No. 2022 between The Boeing Company and Delta relating to Boeing Model
               737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1998). */**
      10.22  Purchase Agreement No. 2025 between The Boeing Company and Delta relating to Boeing Model
               767-432ER Aircraft (Filed as Exhibit 10.4 to Delta's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1998). */**
      10.23  Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between The Boeing
               Company and Delta (Filed as Exhibit 10.5 to Delta's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1998). */**
      10.24  Aircraft General Terms Agreement AGTA-DAL between The Boeing Company and Delta (Filed as Exhibit
               10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998). */**
      10.25  Agreement dated April 29, 1996, between Delta and The Air Line Pilots in the service of Delta as represented by the Air Line Pilots Association, International (Filed as Exhibit 10 to Delta's
               Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)*
      12.    Statement regarding computation of ratio of earnings to fixed charges for the years ended June
               30, 1998, 1997, 1996, 1995 and 1994.
      13.    Portions of Delta's 1998 Annual Report to Shareowners.
      23.    Consent of Arthur Andersen LLP.
      24.    Powers of Attorney.
      27.    Financial Data Schedule.

------------------------

 *  Incorporated herein by reference.

** Portions of this exhibit have been omitted and filed separately with the Commission pursuant to Delta's request for confidential treatment.