Form 10-Q
period 1998-09-30
DELTA AIR LINES INC /DE/
filed 1998-11-16
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

                            Telephone: (404) 715-2600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


           Number of shares outstanding by each class of common stock, as of November 2, 1998:


         Common Stock, $1.50 par value - 142,790,850 shares outstanding

                          Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                             DELTA AIR LINES, INC.
                          Consolidated Balance Sheets
                                 (In Millions)


                                                                         September 30     June 30
ASSETS                                                                       1998           1998
--------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                               $   534        $ 1,077
    Short-term investments                                                      603            557
    Accounts receivable, net of allowance for uncollectible accounts
       of $38 at September 30, 1998 and $36 at June 30, 1998                    969            938
    Deferred income taxes                                                       475            464
    Prepaid expenses and other                                                  276            326
                                                                            -------        -------
         Total current assets                                                 2,857          3,362
                                                                            -------        -------


PROPERTY AND EQUIPMENT:
    Flight equipment                                                         11,542         11,180
       Less:  Accumulated depreciation                                        3,990          3,895
                                                                            -------        -------
                                                                              7,552          7,285
                                                                            -------        -------

    Flight equipment under capital leases                                       515            515
       Less:  Accumulated amortization                                          228            216
                                                                            -------        -------
                                                                                287            299
                                                                            -------        -------

    Ground property and equipment                                             3,387          3,285
       Less:  Accumulated depreciation                                        1,928          1,854
                                                                            -------        -------
                                                                              1,459          1,431
                                                                            -------        -------

    Advance payments for equipment                                              428            306
                                                                            -------        -------

         Total property and equipment                                         9,726          9,321
                                                                            -------        -------

OTHER ASSETS:
    Marketable equity securities                                                360            424
    Investments in associated companies                                         331            326
    Cost in excess of net assets acquired, net                                  277            265
    Leasehold and operating rights, net                                         121            124
    Other                                                                       767            781
                                                                            -------        -------
         Total other assets                                                   1,856          1,920
                                                                            -------        -------
Total assets                                                                $14,439        $14,603
                                                                            -------        -------
                                                                            -------        -------



The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                          Consolidated Balance Sheets
                                 (In Millions)


                                                                                  September 30       June 30
LIABILITIES AND SHAREOWNERS' EQUITY                                                    1998            1998
------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:

    Current maturities of long-term debt                                             $     62       $     67
    Current obligations under capital leases                                               76             63
    Accounts payable and miscellaneous accrued liabilities                              2,094          2,025
    Air traffic liability                                                               1,611          1,667
    Accrued salaries and vacation pay                                                     424            553
    Accrued rent                                                                          198            202
                                                                                     --------       --------
       Total current liabilities                                                        4,465          4,577
                                                                                     --------       --------

NONCURRENT LIABILITIES:
    Long-term debt                                                                      1,524          1,533
    Postretirement benefits                                                             1,884          1,873
    Accrued rent                                                                          652            651
    Capital leases                                                                        217            249
    Deferred income taxes                                                                 339            262
    Other                                                                                 524            511
                                                                                     --------       --------
         Total noncurrent liabilities                                                   5,140          5,079
                                                                                     --------       --------

DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                                      680            694
    Manufacturers' and other credits                                                       55             55
                                                                                     --------       --------
       Total deferred credits                                                             735            749
                                                                                     --------       --------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock (issued and outstanding 6,596,638 shares at September 30, 1998 and 6,603,429 shares at
       June 30, 1998)                                                                     475            475
    Unearned compensation under employee stock ownership plan                            (284)          (300)
                                                                                     --------       --------
                                                                                          191            175
                                                                                     --------       --------
SHAREOWNERS' EQUITY:
    Common Stock at par (total shares issued:  177,512,754 shares at
       September 30, 1998 and 176,566,178 shares at June 30, 1998)                        266            265
    Additional paid-in capital                                                          3,077          3,034
    Accumulated other comprehensive income                                                 51             89
    Retained earnings                                                                   2,007          1,687
    Treasury stock at cost  (33,988,300 shares at September 30, 1998
       and 26,115,784 shares at June 30, 1998)                                         (1,493)        (1,052)
                                                                                     --------       --------
          Total shareowners' equity                                                     3,908          4,023
                                                                                     --------       --------

Total liabilities and shareowners' equity                                            $ 14,439       $ 14,603
                                                                                     --------       --------
                                                                                     --------       --------

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                        (In Millions, except Share Data)


                                                                       Three Months Ended
                                                                           September 30
                                                                ---------------------------------
                                                                    1998                 1997
                                                                -------------       -------------
OPERATING REVENUES:
        Passenger                                               $       3,487       $       3,260
        Cargo                                                             139                 143
        Other, net                                                        176                 150
                                                                -------------       -------------
          Total operating revenues                                      3,802               3,553
                                                                -------------       -------------
OPERATING EXPENSES:
        Salaries and related costs                                      1,237               1,204
        Aircraft fuel                                                     339                 409
        Passenger commissions                                             252                 266
        Depreciation and amortization                                     218                 198
        Other selling expenses                                            196                 164
        Contracted services                                               183                 172
        Landing fees and other rents                                      179                 169
        Aircraft rent                                                     145                 137
        Aircraft maintenance materials and outside repairs                143                 124
        Passenger service                                                 133                 111
        Other                                                             225                 168
                                                                -------------       -------------
          Total operating expenses                                      3,250               3,122
                                                                -------------       -------------
OPERATING INCOME                                                          552                 431
                                                                -------------       -------------
OTHER INCOME (EXPENSE):
        Interest expense                                                  (49)                (50)
        Interest capitalized                                               10                   9
        Interest income                                                    22                  17
        Miscellaneous income, net                                           3                  11
                                                                -------------       -------------
                                                                          (14)                (13)
                                                                -------------       -------------
INCOME BEFORE INCOME TAXES                                                538                 418

INCOME TAXES PROVIDED                                                    (211)               (164)
                                                                -------------       -------------
NET INCOME                                                                327                 254

PREFERRED STOCK DIVIDENDS                                                  (3)                 (3)
                                                                -------------       -------------
NET INCOME AVAILABLE TO COMMON
SHAREOWNERS                                                     $         324       $         251
                                                                -------------       -------------
                                                                -------------       -------------
BASIC INCOME PER COMMON SHARE                                   $        2.19       $        1.71
                                                                -------------       -------------
                                                                -------------       -------------
DILUTED INCOME PER COMMON SHARE                                 $        2.08       $        1.63
                                                                -------------       -------------
                                                                -------------       -------------
WEIGHTED AVERAGE SHARES USED IN
PER SHARE COMPUTATION:
          Basic                                                   147,929,524         147,434,074
          Diluted                                                 156,711,974         154,597,218

DIVIDENDS PER COMMON SHARE                                      $       0.025       $       0.025
                                                                -------------       -------------
                                                                -------------       -------------

 The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              Statistical Summary
                                  (Unaudited)


                                                     Three Months Ended
                                                        September 30
                                                  -----------------------
Statistical Summary:                                1998            1997
                                                  ------           ------
Revenue Passengers Enplaned (thousands)           27,602           26,506
Revenue Passenger Miles (millions)                28,113           26,585
Available Seat Miles (millions)                   36,673           35,683
Operating Margin                                    14.5%            12.1%
Passenger Mile Yield                               12.40 cents      12.26 cents
Operating Revenue Per Available Seat Mile          10.37 cents       9.96 cents
Operating Cost Per Available Seat Mile              8.86 cents       8.75 cents
Passenger Load Factor                              76.66%           74.50%
Breakeven Passenger Load Factor                    64.52%           64.66%
Revenue Ton Miles (millions)                       3,229            3,073
Cargo Ton Miles (millions)                           418              415
Cargo Ton Mile Yield                               33.27 cents      34.29 cents
Fuel Gallons Consumed (millions)                     703              682
Average Price Per Fuel Gallon                       48.21 cents     59.91
Number of Aircraft in Fleet at End of Period         578              558
Average Full-Time Equivalent Employees            71,000           65,800


                              DELTA AIR LINES, INC.
                 Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In Millions)

                                                                                 Three Months Ended
                                                                                    September 30
                                                                             ------------------------------
                                                                                1998               1997
                                                                             -----------        -----------
CASH PROVIDED BY OPERATING ACTIVITIES:

  Net Income                                                                  $     327          $     254
  Adjustments to reconcile net income to cash
    provided by operating activities, net                                           314                293
  Changes in certain assets and liabilities, net                                   (104)               431
                                                                             -----------        -----------
    Net cash provided by operating activities                                       537                978
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Property and equipment additions:
    Flight equipment, including advance payments                                   (514)              (405)
    Ground property and equipment                                                   (90)               (62)
  (Increase) Decrease in short-term investments, net                                (46)                 9
  Other, net                                                                          1                  -
                                                                             -----------        -----------
    Net cash used in investing activities                                          (649)              (458)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                                                           32                  3
  Repurchase of common stock                                                       (441)                 -
  Payments on long-term debt and capital lease obligations                          (31)               (30)
  Income tax benefit from exercise of stock options                                  13                  -
  Cash dividends                                                                     (4)                (4)
                                                                             -----------        -----------
    Net cash used in financing activities                                          (431)               (31)
                                                                             -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (543)               489
  Cash and cash equivalents at beginning of period                                1,077                662
                                                                             -----------        -----------
  Cash and cash equivalents at end of period                                  $     534          $   1,151
                                                                             -----------        -----------
                                                                             -----------        -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:

  Interest (net of amounts capitalized)                                         $    56            $    56
  Income taxes                                                                  $    55            $    19


The accompanying notes are an integral part of these condensed consolidated statements.

                              DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


1.   ACCOUNTING AND REPORTING POLICIES:

     The Company's accounting and reporting policies are summarized in Note 1 (page 39) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareowners. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring items necessary for a fair statement of results for the interim periods presented. Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

     As a result of a review of its aircraft fleet plan and comparable industry practices, the Company increased the depreciable life of certain new generation aircraft types from 20 to 25 years. The change in estimate was effective July 1, 1998, and resulted in lower depreciation expense of approximately $26 million ($0.18 basic and $0.17 diluted earnings per common share, as restated to reflect the Company's two-for-one Common Stock split) for the September 1998 quarter.

2.   LONG-TERM DEBT:

     Under its 1997 Bank Credit Agreement with a group of banks, the Company may borrow up to $1.25 billion on an unsecured and revolving basis until May 1, 2002, subject to compliance with certain conditions. Up to $700 million of this facility may be used for the issuance of letters of credit. The interest rate under this facility is, at the Company's option, the London Interbank Offered Rate or the prime rate, in each case plus a margin which is subject to adjustment based on certain changes in the credit ratings of the Company's long-term senior unsecured debt. The Company also has the option to obtain loans through a competitive bid procedure. The 1997 Bank Credit Agreement contains certain covenants that restrict the Company's ability to grant liens, to incur or guarantee debt and to enter into flight equipment leases. It also provides that if there is a change of control (as defined) of the Company, the banks' obligation to extend credit terminates, any amounts outstanding become immediately due and payable and the Company will immediately deposit cash collateral with the banks in an amount equal to all outstanding letters of credit. At September 30, 1998, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement.

     The Company's credit agreement with ABN AMRO Bank, N.V. and a group of banks (Letter of Credit Facility) provides for the issuance of letters of credit for up to $500 million in stated amount to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. At September 30, 1998, the face amount of the letter of credit issued under the Letter of Credit Facility was $445 million, which covers the $290 million outstanding principal amount of the Series C

     ESOP Notes, up to $123 million of Make Whole Premium Amount and approximately one year of interest on the Series C ESOP Notes. For additional information regarding the Letter of Credit Facility and Delta's long-term debt, including the Series C ESOP Notes, see Note 6 (page 43) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

3.   AIRCRAFT PURCHASE COMMITMENTS:

     At September 30, 1998, the Company's aircraft fleet, purchase commitments, options (which have scheduled delivery slots), and rolling options (which replace options and are assigned delivery slots as options expire or are exercised) were:


                           Current Fleet
                     -----------------------
                                                                Rolling
  Aircraft Type       Owned   Leased   Total   Orders  Options  Options
-------------------  ------   ------   -----   ------  -------  -------
B-727-200              121       10      131        0        0        0
B-737-200                1       53       54        0        0        0
B-737-300                0       26       26        0        0        0
B-737-600/700/800        0        0        0       88       60      274
B-757-200               55       41       96       13       20       83
B-767-200               15        0       15        0        0        0
B-767-300                2       24       26        2        0        0
B-767-300ER             33        8       41       11       11       18
B-767-400ER              0        0        0       21       24       25
B-777-200                0        0        0       14       20       30
L-1011-1                17        0       17        0        0        0
L-1011-250               6        0        6        0        0        0
L-1011-500              15        0       15        0        0        0
MD-11                    8        7       15        0        0        0
MD-88                   63       57      120        0        0        0
MD-90                   16        0       16        0        0        0
                       ---      ---      ---      ---      ---      ---
         Total         352      226      578      149      135      430
                       ---      ---      ---      ---      ---      ---
                       ---      ---      ---      ---      ---      ---

     During the September 1998 quarter, Delta accepted delivery of one new B-757-200 aircraft and two new B-767-300ER aircraft, acquired under operating leases seven B-737-300 aircraft, and retired one L-1011-1 aircraft.

     Subsequent to September 30, 1998, Delta accepted delivery of one new B-757-200 aircraft, one new B-767-300 aircraft, and three new B-737-800 aircraft.

       Future expenditures for aircraft, engines and engine hushkits on firm order at September 30, 1998 are estimated to be $6.8 billion, as follows:


                                                               Amount
                   Years Ending June 30                    (In Millions)
                   --------------------                    ---------------

                   Remainder of fiscal year 1999                1,300
                   2000                                         1,770
                   2001                                         1,570
                   2002                                           300
                   2003                                           370
                   After 2003                                   1,460
                                                           ---------------
                                            Total             $ 6,770
                                                           ---------------
                                                           ---------------

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

5.   SHAREOWNERS' EQUITY:

     On October 22, 1998, Delta's shareowners approved an amendment to the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company from 150 million shares, par value $3.00 per share, to 450 million shares, par value $1.50 per share, and to effect a two-for-one split of the issued Common Stock. This amendment became effective on November 2, 1998. All references in this Form 10-Q to the number of shares of Common Stock (including references to the number of common shares relating to the Company's broad-based employee stock option plans and its Common Stock repurchase programs), the Company's earnings per share and per share Common Stock prices have been restated to reflect this Common Stock split.

     During the September 1998 quarter, the Company issued a total of 946,576 common shares, at an average price of $36.50 per share, under its broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and Non-Employee Directors' Stock Plan. In addition, the Company distributed a total of 5,106 shares of Common Stock from treasury under its 1989 Stock Incentive Plan.

     The Company has two common stock repurchase programs. The Company's Board of Directors (Board) authorized the Company to repurchase its common stock and common stock equivalents (1) for an aggregate purchase price of up to $750 million from time to time through December 31, 1999 (July 1998 Authorization); and (2) in connection with the Company's broad-based employee stock option plans (April 1996 Authorization). During the September 1998 quarter, the Company repurchased (1) 7,268,756 common shares, at an average price of $55.21 per share, under the July 1998 Authorization; and (2) 608,866 common shares, at an average price of $66.30 per share, under the April 1996 Authorization.

     At September 30, 1998, 40,453,030 common shares were reserved for issuance under the Company's broad-based employee stock option plans; 15,001,790 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 11,312,990 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; and 496,090 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan.

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

7.   COMPREHENSIVE INCOME

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS No. 130 had no net effect on the Company's net income or shareowners' equity for the quarters ended September 30, 1998 and 1997. The reconciliation of net income to comprehensive net income is as follows:


                                                Three Months Ended September 30
                                                -------------------------------
                                                    1998            1997
                                                    -----           -----
       Net income, as reported                      $ 327           $ 254
                  Other comprehensive  income         (38)            (17)
                                                    -----           -----
       Total comprehensive income                   $ 289           $ 237
                                                    -----           -----
                                                    -----           -----


8.   EARNINGS PER SHARE:

     During the December 1997 quarter, Delta adopted SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting income per share data. Earnings per share data for the quarter ended September 30, 1997 have been restated in accordance with SFAS No. 128. Application of SFAS No. 128 did not have a material effect on previously reported income per share amounts for the three months ended September 30, 1997.


                                                  Three Months Ended
                                                     September 30
                                        ------------------------------------
                                                 1998          1997
                                                -------       -------
                                        (In Millions, except per share data)
Basic:
  Net income                                    $   327       $   254
    Preferred stock dividends                        (3)           (3)
                                                -------       -------
  Income available to common
    shareowners                                 $   324       $   251

  Weighted average shares outstanding             147.9         147.4

  Basic income per common share                 $  2.19       $  1.71
                                                -------       -------
                                                -------       -------

Diluted:
  Net income                                    $   327       $   254
    Adjustment to net income
      assuming conversion of Series B ESOP
      Convertible Preferred Stock                    (1)           (1)
                                                -------       -------
  Income available to
    common shareowners                          $   326       $   253

  Weighted average shares outstanding             147.9         147.4

    Conversion of Series B ESOP
      Convertible Preferred Stock                   4.8           4.3
    Exercise of stock options                       4.0           2.9
                                                -------       -------

  Average shares outstanding as adjusted          156.7         154.6
  Diluted income per common share               $  2.08       $  1.63
                                                -------       -------
                                                -------       -------

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $1.14 billion at September 30, 1998, compared to $1.63 billion at June 30, 1998, a decline of 30% largely due to the Company's Common Stock repurchases during the September 1998 quarter. During the three months ended September 30, 1998, the principal sources of funds were $537 million of cash from operations and $45 million (including an income tax benefit of $13 million related to the exercise of stock options) from the issuance of 946,576 common shares (as restated to reflect the Company's two-for-one Common Stock split) primarily under the Company's broad-based employee stock option plans. The decrease in cash from operations for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 was primarily attributable to $310 million received during the September 1997 quarter from Delta's frequent flyer partners for the prepayment of mileage credits. During the three months ended September 30, 1998, the Company invested $514 million in flight equipment and $90 million in ground property and equipment; paid $441 million to repurchase 7,877,622 common shares (as restated for the Common Stock split); made payments of $31 million on long-term debt and capital lease obligations; and paid $4 million in cash dividends. The Company may repurchase additional long-term debt and Common Stock from time to time. For information regarding Delta's Common Stock repurchase authorizations, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 14 (page 51) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

As of September 30, 1998, the Company had negative working capital of $1.61 billion, compared to negative working capital of $1.22 billion at June 30, 1998. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by debt financing and proceeds from sale and leaseback transactions.

At September 30, 1998, the Company had $1.25 billion of credit available on a revolving basis under its 1997 Bank Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding the 1997 Bank Credit Agreement.

At September 30, 1998, long-term debt and capital lease obligations, including current maturities, totaled $1.88 billion, compared to $1.91 billion at June 30, 1998. Shareowners' equity was $3.91 billion at September 30, 1998 and $4.02 billion at June 30, 1998. The Company's debt-to-equity position, including current maturities, was 32% debt and 68% equity at September 30, 1998 and June 30, 1998.

At September 30, 1998, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes), which are guaranteed by Delta. Delta is required to purchase the Series C ESOP Notes in certain circumstances. See Note 6 (page 43) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997
----------------------------------------------

For the quarter ended September 30, 1998, Delta recorded unaudited operating income of $552 million and quarterly net income of $327 million. For the quarter ended September 30, 1997, Delta recorded operating income of $431 million and net income of $254 million. The Company's operating margin (operating income divided by operating revenue) for the quarter ended September 30, 1998 was 14.5%, compared to 12.1% for the quarter ended September 30, 1997.

Operating revenues in the September 1998 quarter totaled $3.80 billion, an increase of 7% from $3.55 billion in the September 1997 quarter. Passenger revenue increased 7% to $3.49 billion, the result of a 6% increase in revenue passenger miles and a 1% increase in passenger mile yield. The increase in revenue passenger miles is mainly due to a 3% increase in capacity, favorable economic conditions and improved asset utilization. The increase in passenger mile yield is largely due to a domestic fare increase implemented during September 1997.

Domestic passenger revenue increased 7% to $2.76 billion, reflecting a 4% increase in domestic revenue passenger miles on a 1% decrease in domestic capacity and a 3% increase in domestic passenger mile yield. The increase in domestic revenue passenger miles is primarily due to increased traffic (including the effects of the Northwest labor strike), improved asset utilization, and favorable economic conditions. The increase in passenger mile yield is largely due to a domestic fare increase implemented during September 1997.

International passenger revenue increased 6%, to $725 million, reflecting a 12% increase in international revenue passenger miles, partially offset by a 5% decline in international passenger mile yield. The increase in international revenue passenger miles is primarily due to the Company's addition of new routes, increased capacity in the Atlantic market, and continued expansion into the Latin American market. The decrease in international passenger mile yield is primarily due to industry capacity growth and increased sale activity in the Atlantic and Latin American markets.

Cargo revenue decreased 3% to $139 million. Cargo ton miles increased 1%, while the cargo ton mile yield declined 3%. The decrease in cargo ton mile yield is largely due to continued shifting of certain U.S. Postal Service business from passenger carriers to dedicated air-freight carriers and ground transportation providers. All other revenue, net, increased 17% to $176 million, largely due to improved results from frequent flyer partnership programs, code share arrangements and increased administrative service charges.

Operating expenses for the September 1998 quarter totaled $3.25 billion, an increase of 4% from the September 1997 quarter, and operating capacity increased 3% to 36.67 billion available seat miles. Salaries and related costs increased 3%, primarily the result of an 8% increase in full-time equivalent employees. This increase in employees is primarily in the areas of in-flight service, airport customer service and technical operations. Aircraft fuel expense decreased 17% as the average fuel price per gallon decreased 20% to 48.21 cents, partially offset by a 3% increase in fuel gallons consumed. Passenger commissions decreased 5% as reduced costs related to a new travel agent commission rate structure implemented in September 1997 were partially offset by higher commissions associated with increased passenger revenue. Depreciation and amortization expense rose 10% mainly due to the acquisition of 18 additional aircraft since the September
1997 quarter and increased amortization of software development, partially offset by the increase in the depreciable life of certain aircraft types.
(See Note 1 of Notes to Consolidated Financial Statements in this Form 10-Q.) Other selling expenses increased 20%, primarily the result of increased advertising and promotion expense and higher credit card transaction fees. Contracted services expense increased 6% largely due to higher information technology costs, as well as increased building and equipment maintenance costs. Landing fees and other rents increased 6% due to higher facility rents at certain locations and new operating leases. Aircraft rent increased 6% due to new operating leases entered into since the September 1997 quarter.
Aircraft maintenance materials and outside repairs increased 15% largely due to the timing of scheduled maintenance visits and other costs resulting from the maturation of the fleet. Passenger service expense increased 20% due to increased passenger traffic, domestic product upgrades, and certain transatlantic business class product upgrades. Other operating expenses increased 34% primarily due to higher professional fees, including Year 2000 consulting fees, and increased expenses associated with enhanced customer loyalty programs, as well as higher supplies, communications, and utilities costs.

Nonoperating expense in the September 1998 quarter totaled $14 million, compared to nonoperating expense of $13 million in the September 1997 quarter.

Pretax income of $538 million for the September 1998 quarter resulted in an income tax provision of $211 million. After a $3 million provision for preferred stock dividends, net income available to common shareowners was $324 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------


For information regarding the Company's exposure to certain market risks, see "Market Risks Associated With Financial Instruments" (page 33), as well as Notes 2 and 4 (page 40 and 41, respectively) of the Notes to Consolidated Financial Statements, in Delta's 1998 Annual Report to Shareowners.

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1998 and the related consolidated statements of operations and condensed consolidated statements of cash flows for the three-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP
-------------------


Atlanta, Georgia
November 3, 1998

                           PART II. OTHER INFORMATION


Item 2. Changes in Securities
-----------------------------

For information regarding the Company's two-for-one Common Stock split, which became effective at 5 p.m., eastern standard time, on November 2, 1998 (Stock Split), see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

As a result of the Stock Split, the number of preferred stock purchase rights (Rights) which accompany each outstanding share of Common Stock was adjusted from one Right per common share to one-half Right per common share. The Rights become exercisable only in certain circumstances. See Note 12 of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners for additional information regarding the Rights.

Also as a result of the Stock Split, each outstanding share of the Company's Series B ESOP Convertible Preferred Stock was adjusted by changing (1) the conversion price from $83.94 to $41.97; (2) the conversion rate from 0.8578 to 1.7155; and (3) the voting rights from one vote to two votes.

Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan (Plan), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among certain of the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Delta's Common Stock (Delta Common Stock Fund). During the quarter ended September 30, 1998, a participant in the Plan deferred $17,125 in the Delta Common Stock Fund investment return choice (equivalent to approximately 294 shares of Delta Common Stock, as restated for the Stock Split, at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At Delta's Annual Meeting of Shareowners held on October 22, 1998, the shareowners took the following actions, with the holders of Delta's Common Stock and Series B ESOP Convertible Preferred Stock voting together as a single class on all such actions, and the holders of Delta's Common Stock also voting as a separate class with respect to the amendment to the Company's Certificate of Incorporation described below:

1. Elected the persons named below to Delta's Board of Directors by the following vote:


                                  FOR           WITHHELD
                              ----------       ---------
Edwin L. Artzt                70,786,706       1,034,712
Henry A. Biedenharn, III      70,809,153       1,012,265
James L. Broadhead            70,745,238       1,076,180
Edward H. Budd                70,804,446       1,016,972
R. Eugene Cartledge           70,806,780       1,014,638
Mary Johnson Evans            70,774,652       1,046,766
Gerald Grinstein              70,804,776       1,016,642
Leo F. Mullin                 70,824,548         996,870
Andrew J. Young               70,616,665       1,204,753


     There were no broker non-votes on this matter.

2. Ratified the appointment of Arthur Andersen LLP as independent auditors of Delta for fiscal year 1999 by a vote of 71,311,751 FOR; 352,429 AGAINST; and 157,238 ABSTENTIONS. There were no broker non-votes on this matter.

3. Approved an amendment to the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company from 150 million shares, par value $3.00 per share, to 450 million shares, par value $1.50 per share, and to effect a two-for-one split of the issued Common Stock of the Company. The holders of Delta's Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, approved this amendment by a vote of 69,293,571 FOR; 2,452,984 AGAINST; and 74,863 ABSTENTIONS.

     The holders of Delta's Common Stock, voting as a separate class, approved this amendment by a vote of 62,934,275 FOR; 2,252,311 AGAINST; and 38,194 ABSTENTIONS.

     There were no broker non-votes on this matter.

4. Defeated a shareowner proposal relating to cumulative voting for directors, by a vote of 18,772,892 FOR; 44,773,551 AGAINST; and 484,086 ABSTENTIONS. There were 7,790,889 broker non-votes on this matter.

5. Defeated a shareowner proposal relating to the CERES Principles for Public Environmental Accountability, by a vote of 3,075,549 FOR; 56,166,759 AGAINST; and 4,788,222 ABSTENTIONS. There were 7,790,889 broker non-votes on this matter.

Item 5. Other Information
-------------------------

Year 2000
---------

Through September 30, 1998, Delta has recognized $53 million as expense ($13 million of which was incurred in the September 1998 quarter) in the Company's Statements of Operations to achieve Year 2000 readiness for its internal systems and equipment. See pages 28-30 of the Company's 1998 Annual Report to Shareowners for additional information regarding Delta's Year 2000 program.

Euro Currency Issue
-------------------

For information regarding Delta's euro currency issue, see pages 30-31 of the Company's 1998 Annual Report to Shareowners.

Broad-Based Stock Option Plans
------------------------------

On October 24, 1996, the Company's shareowners approved two plans providing for the issuance of non-qualified stock options to substantially all of Delta's non-officer personnel to purchase a total of 49.4 million shares (as restated for the Stock Split) of Common Stock. One plan is for eligible Delta personnel who are not pilots (Nonpilot Plan); the other plan covers the Company's eligible pilots (Pilot Plan).

The Nonpilot and Pilot Plans involve non-qualified stock options to purchase
29.4 million and 20 million shares of Common Stock (as restated for the Stock Split), respectively. The plans provide for grants in three annual installments at an exercise price equal to the opening price of the Common Stock on the New York Stock Exchange on the grant date. Stock options awarded under these plans are generally exercisable beginning one year and ending ten years after their grant dates, and are not transferable other than upon the death of the person granted the stock options. On October 30, 1998, 1997 and 1996, Delta granted eligible personnel non-qualified stock options to purchase 16.4 million, 16.6 million and 16.4 million shares of Common Stock (as restated for the Stock Split), respectively, at exercise prices of $ 50.59 per share, $49 per share and $34.50 per share (as restated for the Stock Split), respectively.

Personnel Matters
-----------------

On October 16, 1998, the Air Line Pilots Association, International (ALPA) announced that the Company's pilots had approved an agreement reached on June 23, 1998 between the Company and ALPA regarding pilot rates of pay, rules and working conditions applicable to the Company's B-737-600/700/800 aircraft and certain B-737-300 aircraft. The Company expects to begin discussions with ALPA in January 1999 regarding the rates of pay, rules and working conditions applicable to the Company's B-777-200 aircraft. The Company is scheduled to receive the delivery of its first B-777-200 aircraft in March 1999, and to place that aircraft into service shortly after delivery. For additional information regarding this subject, see "Personnel Matters" on pages 31-32 of Delta's 1998 Annual Report to Shareowners.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     3.1. Delta's Certificate of Incorporation.

     3.2. Delta's By-Laws (Filed as part of Exhibit 3.1 to this Form 10-Q).

     10. Employment Agreement dated as of September 17, 1998 between Delta Air Lines, Inc. and Robert L. Colman.

     12.  Statement regarding computation of ratio of earnings to fixed charges.

     15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

     27.  Financial Data Schedule (For SEC use only).

(b)  Reports on Form 8-K:

     During the quarter ended September 30, 1998, Delta did not file any Current Reports on Form 8-K.

     On October 20, 1998, Delta filed a Current Report on Form 8-K dated October 19, 1998 regarding (1) the Company's unaudited financial results for the September 1998 quarter; (2) its Common Stock repurchases during the September 1998 quarter; and (3) the approval by the Company's pilots of an agreement regarding pilot pay rates, rules and working conditions applicable to the Company's B-737-600/700/800 aircraft and certain B-737-300 aircraft.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Delta Air Lines, Inc.
                                         ---------------------
                                               (Registrant)




                                         By:  /s/ Warren C. Jenson
                                         --------------------------
                                              Warren C. Jenson
                                         Executive Vice President and
                                           Chief Financial Officer


November 13, 1998