Form 10-Q
period 1998-12-31
DELTA AIR LINES INC /DE/
filed 1999-02-12
CIK 27904

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1998

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


          Number of shares outstanding by each class of common stock, as of January 31, 1999:


        Common Stock, $1.50 par value - 141,648,081 shares outstanding

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                             DELTA AIR LINES, INC.
                          Consolidated Balance Sheets
                                 (In Millions)


                                                                                                December 31           June 30
ASSETS                                                                                             1998                1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $        618        $     1,077
    Short-term investments                                                                              186                557
    Accounts receivable, net of allowance for uncollectible accounts
       of $39 at December 31, 1998 and $36 at June 30, 1998                                             772                938
    Deferred income taxes                                                                               488                464
    Prepaid expenses and other                                                                          402                326
                                                                                               ---------------     -------------
         Total current assets                                                                         2,466              3,362
                                                                                               ---------------     -------------

PROPERTY AND EQUIPMENT:
    Flight equipment                                                                                 12,056             11,180
       Less:  Accumulated depreciation                                                                4,030              3,895
                                                                                               ---------------     -------------
                                                                                                      8,026              7,285
                                                                                               ---------------     -------------

    Flight equipment under capital leases                                                               515                515
       Less:  Accumulated amortization                                                                  240                216
                                                                                               ---------------     -------------
                                                                                                        275                299
                                                                                               ---------------     -------------

    Ground property and equipment                                                                     3,523              3,285
       Less:  Accumulated depreciation                                                                2,002              1,854
                                                                                               ---------------     -------------
                                                                                                      1,521              1,431
                                                                                               ---------------     -------------

    Advance payments for equipment                                                                      455                306
                                                                                               ---------------     -------------

         Total property and equipment                                                                10,277              9,321
                                                                                               ---------------     -------------


OTHER ASSETS:
    Marketable equity securities                                                                        484                424
    Investments in associated companies                                                                 339                326
    Cost in excess of net assets acquired, net                                                          274                265
    Leasehold and operating rights, net                                                                 118                124
    Other                                                                                               769                781
                                                                                               ---------------     -------------
         Total other assets                                                                           1,984              1,920
                                                                                               ---------------     -------------

Total assets                                                                                   $     14,727        $    14,603
                                                                                               ===============     =============

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                          Consolidated Balance Sheets
                                 (In Millions)


                                                                                     December 31         June 30
LIABILITIES AND SHAREOWNERS' EQUITY                                                    1998                1998
--------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $          -        $        67
    Current obligations under capital leases                                                 73                 63
    Notes payable                                                                           250                  -
    Accounts payable and miscellaneous accrued liabilities                                2,017              2,025
    Air traffic liability                                                                 1,404              1,667
    Accrued salaries and vacation pay                                                       482                553
    Accrued rent                                                                            230                202
                                                                                   ---------------     -------------
       Total current liabilities                                                          4,456              4,577
                                                                                   ---------------     -------------

NONCURRENT LIABILITIES:
    Long-term debt                                                                        1,524              1,533
    Postretirement benefits                                                               1,895              1,873
    Accrued rent                                                                            666                651
    Capital leases                                                                          196                249
    Deferred income taxes                                                                   427                262
    Other                                                                                   539                511
                                                                                   ---------------     -------------
         Total noncurrent liabilities                                                     5,247              5,079
                                                                                   ---------------     -------------


DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                                        667                694
    Manufacturers' and other credits                                                         79                 55
                                                                                   ---------------     -------------
       Total deferred credits                                                               746                749
                                                                                   ---------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock (issued and outstanding
     6,579,710 shares at December 31, 1998 and 6,603,429 shares at
       June 30, 1998)                                                                       474                475
    Unearned compensation under
       employee stock ownership plan                                                       (273)              (300)
                                                                                   ---------------     -------------
                                                                                            201                175
                                                                                   ---------------     -------------
SHAREOWNERS' EQUITY:
    Common Stock at par (total shares issued:  177,653,427 shares at
       December 31, 1998 and 176,566,178 shares at June 30, 1998)                           266                265
    Additional paid-in capital                                                            3,090              3,034
    Accumulated other comprehensive income                                                  125                 89
    Retained earnings                                                                     2,196              1,687
    Treasury stock at cost (36,139,165 shares at December 31, 1998
       and 26,115,784 shares at June 30, 1998)                                           (1,600)            (1,052)
                                                                                   ---------------     -------------
          Total shareowners' equity                                                       4,077              4,023
                                                                                   ---------------     -------------

Total liabilities and shareowners' equity                                          $     14,727        $    14,603
                                                                                   ===============     =============

The accompanying notes are an integral part of these consolidated balance sheets.

                     Consolidated Statements of Operations
                                  (Unaudited)
                       (In Millions, Except Share Data)

                                                               Three Months Ended                 Six Months Ended
                                                                   December 31                       December 31
                                                          ----------------------------      ------------------------------
                                                               1998           1997               1998            1997
                                                          ------------    ------------      ------------      ------------
Operating Revenues:
        Passenger                                         $      3,135    $      3,133      $      6,622       $     6,396
        Cargo                                                      150             160               290               303
        Other, net                                                 163             141               338               288
                                                          ------------    ------------      ------------      ------------
          Total operating revenues                               3,448           3,434             7,250             6,987

Operating Expenses:
        Salaries and related costs                               1,217           1,206             2,454             2,410
        Aircraft fuel                                              351             409               689               817
        Passenger commissions                                      208             235               459               501
        Depreciation and amortization                              233             211               451               409
        Contracted services                                        193             169               376               341
        Other selling expenses                                     179             170               375               334
        Landing fees and other rent                                164             153               344               322
        Aircraft rent                                              146             137               291               274
        Aircraft maintenance materials and outside repairs         138             126               281               250
        Passenger service                                          124             105               257               217
        Other                                                      175             181               401               349
                                                          ------------    ------------      ------------      ------------
          Total operating expenses                               3,128           3,102             6,378             6,224
                                                          ------------    ------------      ------------      ------------

Operating Income                                                   320             332               872               763
                                                          ------------    ------------      ------------      ------------

Other Income (Expense):
        Interest expense                                           (43)            (49)              (92)              (99)
        Interest capitalized                                        12              10                22                18
        Interest income                                             12              23                33                40
        Miscellaneous income (expense), net                         19              (3)               23                 8
                                                          ------------    ------------      ------------      ------------
                                                                     -             (19)              (14)              (33)
                                                          ------------    ------------      ------------      ------------

Income Before Income Taxes                                         320             313               858               730

Income Taxes Provided, Net                                        (126)           (123)             (338)             (287)
                                                          ------------    ------------      ------------      ------------

Net Income                                                         194             190               520               443

Preferred Stock Dividends                                           (3)             (3)               (5)               (5)
                                                          ------------    ------------      ------------      ------------

Net Income Available
        To Common Shareowners                             $        191    $        187      $        515      $        438
                                                          ============    ============      ============      ============

Basic Income Per Common Share                             $       1.34    $       1.26      $       3.54      $       2.96
                                                          ============    ============      ============      ============

Diluted Income Per Common Share                           $       1.29    $       1.20      $       3.38      $       2.84
                                                          ============    ============      ============      ============

Weighted Average Shares Used In Per Share
        Computation:
          Basic                                            142,655,879     148,486,232       145,292,702       147,960,154
          Diluted                                          149,432,270     157,185,368       153,406,063       155,697,590

Dividends Per Common Share                                $      0.025    $      0.025      $      0.050      $      0.050

The accompanying notes are an integral part of these consolidated statements.

                              Statistical Summary
                                  (Unaudited)


                                                              Three Months Ended                      Six Months Ended
                                                                  December 31                            December 31
                                                        -----------------------------------    ---------------------------------
                                                             1998                 1997             1998                1997
                                                        --------------        -------------    --------------     --------------
Statistical Summary:
        Passengers Enplaned (thousands)                      25,547             25,487             53,149             51,993
        Revenue Passenger Miles (millions)                   24,823             24,144             52,935             50,729
        Available Seat Miles (millions)                      35,923             34,908             72,596             70,591
        Operating Margin                                        9.3 %              9.7 %             12.0 %             10.9 %
        Passenger Mile Yield                                  12.63 cents        12.97 cents        12.51 cents        12.61 cents
        Operating Revenue Per Available Seat Mile              9.60 cents         9.84 cents         9.99 cents         9.90 cents
        Operating Cost Per Available Seat Mile                 8.71 cents         8.89 cents         8.79 cents         8.82 cents
        Passenger Load Factor                                 69.10 %            69.16 %            72.92 %            71.86 %
        Breakeven Passenger Load Factor                       62.06 %            61.83 %            63.32 %            63.29 %
        Revenue Ton Miles (millions)                          2,920              2,883              6,149              5,956
        Cargo Ton Miles (millions)                              438                469                856                884
        Cargo Ton Mile Yield                                  34.38 cents        34.20 cents        33.84 cents        34.24 cents
        Fuel Gallons Consumed (millions)                        680                660              1,382              1,342
        Average Price Per Fuel Gallon                         51.61 cents        61.94 cents        49.88 cents        60.91 cents
        Number of Aircraft in Fleet at End of Period            581                559                581                559
        Average Full-Time Equivalent Employees               71,300             66,400             71,100             65,800

                             DELTA AIR LINES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In Millions)


                                                                            Six Months Ended
                                                                               December 31
                                                                    --------------------------------
                                                                        1998               1997
                                                                    -------------      -------------

CASH PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                                      $       520        $       443
    Adjustments to reconcile net income to cash
        provided by operating activities, net                               625                614
    Changes in certain assets and liabilities, net                         (197)               153
                                                                    -------------      -------------
        Net cash provided by operating activities                           948              1,210
                                                                    -------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                     (1,173)              (842)
        Ground property and equipment                                      (223)              (121)
    Decrease in short-term investments, net                                 369                 10
    Other, net                                                                7                  -
                                                                    -------------      -------------
        Net cash used in investing activities                            (1,020)              (953)
                                                                    -------------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                 38                189
    Repurchase of common stock                                             (550)              (210)
    Payments on long-term debt and capital lease obligations               (117)               (51)
    Payments on notes payable                                               (27)                 -
    Issuance of notes payable                                               277                  -
    Income tax benefit from exercise of stock options                        13                 25
    Cash dividends                                                          (21)               (22)
                                                                    -------------      -------------
        Net cash used in financing activities                              (387)               (69)
                                                                    -------------      -------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                         (459)               188
Cash and cash equivalents at beginning of period                          1,077                662
                                                                    -------------      -------------
Cash and cash equivalents at end of period                          $       618        $       850
                                                                    =============      =============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                           $        77        $        90
    Income taxes                                                    $       192        $       153

The accompanying notes are an integral part of these condensed consolidated statements.

                             DELTA AIR LINES, INC.
                  Notes to Consolidated Financial Statements
                               December 31, 1998
                                  (Unaudited)

1.  ACCOUNTING AND REPORTING POLICIES:

    The Company's accounting and reporting policies are summarized in Note 1 (page 39) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareowners. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

    As a result of a review of its aircraft fleet plan and comparable industry practices, the Company increased the depreciable life of certain new generation aircraft types from 20 to 25 years. The change in estimate was effective July 1, 1998, and resulted in lower depreciation expense of approximately $49 million ($0.34 basic and $0.32 diluted earnings per common share) for the six months ended December 31, 1998.

2.  AIRCRAFT PURCHASE COMMITMENTS:

    At December 31, 1998, the Company's aircraft fleet, purchase commitments, options (which have scheduled delivery slots) and rolling options (which replace options and are assigned delivery slots as options expire or are exercised) were:

                                          Current Fleet
                          --------------------------------------------
                                                                                                          Rolling
      Aircraft Type             Owned         Leased          Total          Orders        Options        Options
----------------------    -------------    -----------    ------------    -----------    ----------    -----------
B-727-200                           117             10             127              0             0              0
B-737-200                             1             53              54              0             0              0
B-737-300                             0             26              26              0             0              0
B-737-600/700/800                     5              0               5             96            60            273
B-757-200                            58             41              99             19            20             81
B-767-200                            15              0              15              0             0              0
B-767-300                             3             24              27              1             0              0
B-767-300ER                          35              8              43              9            11             18
B-767-400ER                           0              0               0             21            24             25
B-777-200                             0              0               0             14            20             30
L-1011-1                             16              0              16              0             0              0
L-1011-250                            6              0               6              0             0              0
L-1011-500                           12              0              12              0             0              0
MD-11                                 8              7              15              0             0              0
MD-88                                63             57             120              0             0              0
MD-90                                16              0              16              0             0              0
                          -------------    -----------    ------------    -----------    ----------    -----------
         Total                      355            226             581            160           135            427
                          =============    ===========    ============    ===========    ==========    ===========

    During the December 1998 quarter, Delta accepted delivery of five new B-737-800 aircraft, three new B-757-200 aircraft, one new B-767-300 aircraft and two new B-767-300ER aircraft. Delta also exercised options for one B-737-800 aircraft and two B-757-200 aircraft, and placed additional orders for twelve B-737-800 aircraft and seven B-757-200 aircraft. In addition, the Company retired four B-727-200 aircraft, one L-1011-1 aircraft and three L-1011-500 aircraft. The aircraft acquisitions and retirements are part of the Company's ongoing fleet simplification strategy.

    Subsequent to December 31, 1998, Delta accepted delivery of one new B-737-800 aircraft, one new B-757-200 aircraft, and one new B-767-300ER aircraft.

    Future expenditures for aircraft, engines and engine hushkits on firm order at December 31, 1998 are estimated to be $7.1 billion, as follows:

                                                           Amount
               Years Ending June 30                    (In Millions)
               --------------------                    --------------
               Remainder of fiscal year 1999               $  820
               2000                                         2,060
               2001                                         2,060
               2002                                           320
               2003                                           320
               After 2003                                   1,560
                                                          -------
                                         Total             $7,140
                                                          =======

3.  CONTINGENCIES:

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

4.  SHAREOWNERS' EQUITY:

    On October 22, 1998, Delta's shareowners approved an amendment to the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company from 150 million shares, par value $3.00 per share, to 450 million shares, par value $1.50 per share, and to effect a two-for-one split of the issued Common Stock. This amendment became effective on November 2, 1998. All references in this Form 10-Q to the number of shares of Common Stock (including references to the number of common shares relating to the Company's broad-based employee stock option programs and its Common Stock repurchase programs), the Company's earnings per common share and per share Common Stock prices have been restated to reflect this Common Stock split.

    During the December 1998 quarter, the Company issued a total of 140,726 common shares, at an average price of $43.84 per share, under its broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and Non-Employee Directors' Stock Plan. In addition, the Company distributed a total of 45,500 shares of Common Stock from treasury under its 1989 Stock Incentive Plan.

    The Company has two common stock repurchase programs. The Company's Board of Directors authorized the Company to repurchase its Common Stock and Common Stock equivalents (1) for an aggregate purchase price of up to $750 million from time to time through December 31, 1999 (July 1998 Authorization); and
    (2) in connection with the Company's broad-based employee stock option plans (April 1996 Authorization). During the December 1998 quarter, the Company repurchased (1) 2,110,889 common shares, at an average price of $49.81 per share, under the July 1998 Authorization; and (2) 83,611 common shares, at an average price of $46.76 per share, under the April 1996 Authorization. Since the adoption of the July 1998 Authorization, the Company has purchased a total of 9,379,645 shares of Common Stock for an aggregate purchase price of $506 million under that program.

    At December 31, 1998, 40,339,469 common shares were reserved for issuance under the Company's broad-based employee stock option plans; 14,936,290 common shares were reserved for issuance under the 1989 Stock Incentive Plan; 11,288,150 common shares were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 495,753 common shares were reserved for issuance under the Non-Employee Directors' Stock Plan; and 250,000 common shares were reserved for issuance under the Non-Employee Directors' Stock Option Plan.

5.  COMPREHENSIVE INCOME:

    During the September 1998 quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no net effect on the Company's net income or shareowners' equity for the three and six months ended December 31, 1998 and 1997. Total comprehensive income for the three months ended December 31, 1998 and 1997 was $268 million and $173 million, respectively. For the six months ended December 31, 1998 and 1997, total comprehensive income was $557 million and $410 million, respectively.

6.  EARNINGS PER SHARE:

    During the December 1997 quarter, Delta adopted SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting income per share data. The following table shows a reconciliation of the numerator (net income) and denominator (average shares outstanding) used in computing basic and diluted income per share:

                                                            Three Months Ended                       Six Months Ended
                                                              December 31                              December 31
                                                  -------------------------------------     ---------------------------------
                                                      1998                     1997             1998                  1997
                                                  -----------              -----------      -----------           -----------
                                                                    (In Millions, except per share data)
BASIC:
  Net income                                           $  194                   $  190           $  520                $  443
    Preferred stock dividends                              (3)                      (3)              (5)                   (5)
                                                  -----------              -----------      -----------           -----------
  Income available to common
    shareowners                                        $  191                   $  187           $  515                $  438

  Weighted average shares outstanding                   142.7                    148.5            145.3                 148.0
  Basic income per common share                        $ 1.34                   $ 1.26           $ 3.54                $ 2.96
                                                  ===========              ===========      ===========           ===========

DILUTED:
  Net income                                           $  194                   $  190           $  520                $  443
    Adjustment to net income assuming
     conversion of  Series B ESOP
      Convertible Preferred Stock                          (1)                      (1)              (2)                   (1)
                                                  -----------              -----------      -----------           -----------
  Income available to
    common shareowners                                 $  193                   $  189           $  518                $  442

  Weighted average shares outstanding                   142.7                    148.5            145.3                 148.0

    Conversion of Series B ESOP
      Convertible Preferred Stock                         4.7                      4.2              4.7                   4.2
    Exercise of stock options                             2.0                      4.5              3.4                   3.5
                                                  -----------              -----------      -----------           -----------
  Average shares outstanding as adjusted                149.4                    157.2            153.4                 155.7
  Diluted income per common share                      $ 1.29                   $ 1.20           $ 3.38                $ 2.84
                                                  ===========              ===========      ===========           ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $804 million at December 31, 1998, compared to $1.63 billion at June 30, 1998. This 51% decline was largely due to aircraft acquisitions and Common Stock repurchases during the September 1998 and December 1998 quarters. During the six months ended December 31, 1998, the principal sources of funds were $948 million of cash from operations, $277 million from the issuance of short-term obligations, and $51 million (including an income tax benefit of $13 million related to the exercise of stock options) from the issuance of 1,086,964 common shares primarily under the Company's broad-based employee stock option plans. The decrease in cash from operations for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 was primarily attributable to $310 million received during the September 1997 quarter from Delta's frequent flyer partners for the prepayment of mileage credits.

During the six months ended December 31, 1998, the Company invested $1.17 billion in flight equipment and $223 million in ground property and equipment; paid $550 million to repurchase 10,012,122 common shares; made principal payments of $117 million on long-term debt and capital lease obligations; and paid $21 million in cash dividends. The Company may prepay its long-term debt and repurchase Common Stock from time to time. For information regarding Delta's Common Stock repurchase authorizations, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 14 (page 51) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

As of December 31, 1998, the Company had negative working capital of $1.99 billion, compared to negative working capital of $1.22 billion at June 30, 1998. A negative working capital position is normal for Delta and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions.

At December 31, 1998, the Company had $1.25 billion of credit available on a revolving basis under its 1997 Bank Credit Agreement. As of that date, no borrowings or letters of credit were outstanding under the agreement. See Note 6 (page 43) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners for additional information regarding the 1997 Bank Credit Agreement.

At December 31, 1998, long-term debt and capital lease obligations, including current maturities, totaled $1.79 billion, compared to $1.91 billion at June 30, 1998. Shareowners' equity was $4.08 billion at December 31, 1998 and $4.02 billion at June 30, 1998. The Company's debt-to-equity position, including current maturities, was 30% debt and 70% equity at December 31, 1998 and 32% debt and 68% equity at June 30, 1998.

At December 31, 1998, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes). Delta is required to purchase the Series C ESOP Notes in certain circumstances. See Note 6 (page 43) of the Notes to Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

On December 22, 1998, the Company issued promissory notes with an aggregate principal amount of $250 million for general corporate purposes. The notes bear interest based on the three month LIBOR rate. The notes are payable on June 29, 1999, and are reflected in notes payable on the accompanying Consolidated Balance Sheet.

At its meeting on January 28, 1999, Delta's Board of Directors declared a cash dividend of 2.5 cents per common share, payable March 1, 1999, to shareowners of record on February 17, 1999.


RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997
---------------------------------------------

For the quarter ended December 31, 1998, Delta recorded unaudited consolidated operating income of $320 million and net income of $194 million. For the quarter ended December 31, 1997, Delta recorded operating income of $332 million and net income of $190 million. The Company's operating margin (ratio of operating income to operating revenue) for the quarter ended December 31, 1998 was 9.3%, compared to 9.7% for the quarter ended December 31, 1997.

Operating revenues in the December 1998 quarter totaled $3.45 billion, an increase of less than 1% from $3.43 billion in the December 1997 quarter. Passenger revenue increased less than 1% to $3.13 billion, the result of a 3% increase in revenue passenger miles offset by a 3% decrease in passenger mile yield.

Domestic passenger revenue declined less than 1% to $2.60 billion for the December 1998 quarter, reflecting a 1% gain in domestic revenue passenger miles, offset by a 2% decline in domestic passenger mile yield. The rise in domestic revenue passenger miles was primarily due to a 1% increase in domestic capacity. Lower passenger mile yield reflects generally lower industry-wide passenger yields due to "sale" fares offered by a competitor following resolution of its pilot strike and lower demand in certain leisure markets due to mild winter weather. The passenger mile yield was also negatively impacted by increased competition from a low-fare carrier in one of Delta's major hubs.

International passenger revenue in the December 1998 quarter rose 2%, to $534 million, reflecting an 8% increase in international revenue passenger miles, partially offset by a 5% decline in international passenger mile yield. The increase in international revenue passenger miles reflects the Company's continued international expansion. The decline in international passenger mile yield is primarily due to increased competitive pressures resulting from industry-wide capacity increases on Atlantic and Latin American routes and lower demand on Pacific routes resulting from the Asian economic slowdown.

Cargo revenue fell 6% to $150 million in the December 1998 quarter. Cargo ton miles decreased 7%, while the cargo ton mile yield increased 1%. The decrease in cargo ton miles was due to the continued shifting of U.S. Postal Service business from passenger carriers to dedicated air-freight carriers and ground transportation providers as well as industry-wide overcapacity in international markets. The cargo ton mile yield increase was primarily a result of increased sales of higher-margin products in the domestic market. All other revenue, net, increased 15%, to $163 million, largely due to improved results from frequent flyer partnership programs and increased administrative service charges.

Operating expenses for the December 1998 quarter totaled $3.13 billion, rising 1% from the December 1997 quarter on an operating capacity increase of 3% to
35.92 billion available seat miles. Salaries and related costs grew 1%, reflecting a 7% increase in average full-time equivalent employees, partially offset by a decrease in salary related expenses, mainly due to the effect of accumulated returns on pension plan assets. Consistent with its customer service initiatives, the Company has increased staffing in the areas of in-flight service, airport customer service, technical operations, and reservations. Aircraft fuel expense decreased 14% as the average fuel price per gallon fell 17% to 51.61 cents, partially offset by a 3% increase in fuel gallons consumed. Rentals and landing fees rose 7% due to higher terminal facility rent expense at certain locations. Aircraft rentals increased 7% as a result of an increased number of leased aircraft. Passenger commissions were 12% lower than the December 1997 quarter, reflecting lower effective commission rates primarily attributable to a rate reduction implemented by the Company in September 1997. The lower effective commission rates are recognized over time as the tickets sold under the new commission rates are used. Other selling expenses increased 5%, primarily due to higher advertising and promotion expense. Passenger service expense grew 18% as a result of on-board product enhancements and increased passenger traffic. Contracted services expense increased 14% due to higher information technology costs, and rate increases in ground handling and cabin cleaning contracts. Aircraft maintenance expenses were 10% higher resulting from the expiration of engine warranties and other costs associated with the maturation of the fleet. Depreciation and amortization expense rose 10% mainly due to the acquisition of 24 additional aircraft since the December 1997 quarter and higher software amortization. The depreciation increase was partially offset by the increase in the depreciable life of certain aircraft types, effective July 1, 1998. (See Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q.) The 3% reduction in other costs was primarily attributable to lower non-payroll taxes, insurance and interrupted operations expense.

Nonoperating income in the December 1998 quarter was less than $1 million, compared to nonoperating expense of $19 million in the December 1997 quarter. The rise in nonoperating income is primarily the result of a gain on the sale of the Company's investment in a ground handling company in the United Kingdom, partially offset by a charge related to the settlement of a frequent flyer program class action lawsuit.

Pretax income of $320 million for the December 1998 quarter resulted in an income tax provision of $126 million. After a $3 million provision for preferred stock dividends, net income available to common shareowners was $191 million.

Six Months Ended December 31, 1998 and 1997
--------------------------------------------

For the six months ended December 31, 1998, Delta recorded unaudited operating income of $872 million and net income of $520 million. For the six months ended December 31, 1997, the Company recorded operating income of $763 million and net income of $443 million. The Company's operating margin for the six months ended December 31, 1998 was 12.0%, compared to 10.9% for the six months ended December 31, 1997.

Operating revenues for the six months ended December 31, 1998 totaled $7.25 billion, a 4% increase from $6.99 billion for the six months ended December 1997. Passenger revenue rose 4% to $6.62 billion, reflecting a 4% increase in revenue passenger miles, partially offset by a decrease of 1% in passenger mile yield.

Domestic passenger revenue rose 3% to $5.36 billion, reflecting 3% growth in domestic revenue passenger miles and a 1% increase in passenger mile yield. Revenue passenger mile growth is primarily due to generally favorable economic conditions, increased traffic during the September 1998 quarter (including the effects of a competitor's pilot strike), as well as overall improved asset utilization. The rise in domestic passenger mile yield is due to the domestic business fare increase implemented during September 1997, improved revenue management models, and the reallocation of assets to higher return markets, partially offset by the Company's matching of "sale" fares offered by a competitor during the December 1998 quarter following resolution of its pilot strike, and increased competition from a low-fare carrier in one of Delta's major hubs.

International passenger revenue grew 5% to $1.26 billion, reflecting an increase in revenue passenger miles of 10%, partially offset by a 5% decline in passenger mile yield. The increase in international revenue passenger miles reflects Delta's continued international expansion. The decline in international passenger mile yield is primarily due to increased competitive pressures resulting from industry-wide capacity increases on Atlantic and Latin American routes and the combination of lower business demand on the Pacific routes resulting from the Asian economic slowdown and an increase in industry-wide capacity in the U.S.-Japan market.

Cargo revenue fell 4% to $290 million. Cargo ton miles dropped 3%, and the cargo ton mile yield decreased 1%, largely due to industry-wide overcapacity in international markets, as well as the continued shift of certain U.S. Postal Service business from passenger carriers to dedicated air-freight carriers and ground transportation providers. All other revenue, net, increased 18% to $338 million, due to higher revenues from frequent flyer partnership programs and administrative service charges.

Operating expenses for the six months ended December 1998 totaled $6.38 billion, an increase of 3% compared to the six months ended December 1997. Operating capacity increased 3% to 72.60 billion available seat miles. Salaries and related costs increased 2% primarily due to a 7% growth in average full-time equivalent employees, partially offset by a decrease in salary related expenses, mainly due to the effect of accumulated returns on pension plan assets. Headcount increased in the areas of in-flight service, airport customer service, technical operations, and reservations, consistent with the Company's customer service initiatives. Aircraft fuel expense decreased 16% as the average fuel price per gallon fell 18% to 49.88 cents, partially offset by a 3% increase in fuel gallons consumed. Rentals and landing fees rose 6% due to higher facility rents at certain locations. Aircraft rental expense increased 6% as a result of new operating leases entered into during the last twelve months. Passenger commissions declined 8% due to lower commission rates, partially offset by higher passenger revenue. Other selling expenses increased 12%, mainly the result of higher credit card service charges and higher advertising and promotion expense. Passenger service expense grew 19%, primarily the result of higher food costs associated with increased passenger traffic and product enhancements. Contracted services expense was up 10% due to increased information technology costs, as well as rate increases in ground handling and cabin cleaning contracts. Aircraft maintenance expense rose 13% due to the timing of scheduled heavy maintenance visits, the expiration of engine warranties, and other costs associated with the maturation of the fleet. Depreciation and amortization expense increased 10%, largely due to the acquisition of additional flight and ground equipment, partially offset by the increase in the depreciable lives of certain aircraft types. (See Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q.) Other costs were 15% higher, reflecting higher Year 2000 and other consulting fees, expenses associated with customer loyalty programs, and higher communications costs.

Nonoperating expense for the six months ended December 1998 totaled $14 million, compared to nonoperating expense of $33 million for the six months ended December 1997. Interest expense fell 7% to $92 million, due to lower levels of debt outstanding. Interest income declined 18% to $33 million due to lower average cash and cash equivalent balances, as well as lower effective interest rates. Miscellaneous income for the six months ended December 31, 1998 totaled $23 million, primarily the result of a gain on the sale of the Company's investment in a ground handling company in the United Kingdom, partially offset by a charge related to the settlement of a frequent flyer program class action lawsuit.

Pretax income of $858 million for the six months ended December 1998 resulted in an income tax provision of $338 million. After a $5 million provision for preferred stock dividends, net income available to common shareowners was $515 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

During the December 1998 quarter, the Company began to use foreign currency options instead of forward contracts to manage its foreign currency exchange rate risk. These options have maturities of up to six months. Management believes that the change from forward contracts to options does not have a material impact on the Company's exposure to foreign currency risk. For additional information regarding the Company's exposure to certain market risks, see "Market Risks Associated With Financial Instruments" (page 33), as well as Notes 2 and 4 (page 40 and 41, respectively) of the Notes to Consolidated Financial Statements, in Delta's 1998 Annual Report to Shareowners.

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Arthur Andersen LLP
-------------------


Atlanta, Georgia
February 5, 1999

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES
------------------------------

For information regarding the Company's two-for-one Common Stock split, which became effective at 5 p.m., eastern standard time, on November 2, 1998 (Stock Split), see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan (Plan), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among certain of the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Delta's Common Stock (Delta Common Stock Fund). During the quarter ended December 31, 1998, a participant in the Plan deferred $11,125 in the Delta Common Stock Fund investment return choice (equivalent to approximately 221 shares of Delta Common Stock, as restated for the Stock Split, at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 5.  OTHER INFORMATION
--------------------------

YEAR 2000
---------

The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems and equipment is approximately $120 million to $135 million, of which $73 million has been recognized as expense ($17 million of which was incurred in the December 1998 quarter) in the Company's Consolidated Statements of Operations through December 31, 1998. This estimate is a forward-looking statement which involves a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all affected systems and equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems. See pages 28-30 of the Company's 1998 Annual Report to Shareowners for additional information regarding Delta's Year 2000 program.

EURO CURRENCY ISSUE
-------------------

On January 1, 1999, certain members of the European Union introduced the "euro" currency. During the December 1998 quarter, Delta completed modifications to its internal customer reservations systems and business support systems to operate in the euro environment. Delta also trained its employees to use the modified systems and to process transactions involving the euro. For additional information regarding Delta's euro currency issue, see pages 30-31 of the Company's 1998 Annual Report to Shareowners.

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

The Nonpilot and Pilot Plans involve non-qualified stock options to purchase
29.4 million and 20 million shares of Common Stock, respectively. The plans provide for grants in three annual installments at an exercise price equal to the opening price of the Common Stock on the New York Stock Exchange on the grant date. Stock options awarded under these plans are generally exercisable beginning one year and ending ten years after their grant dates, and are not transferable other than upon the death of the person granted the stock options. On October 30, 1998, 1997 and 1996, Delta granted eligible personnel non-qualified stock options to purchase 16.4 million, 16.6 million and 16.4 million shares of Common Stock (as restated for the Stock Split), respectively, at exercise prices of $50.59 per share, $49 per share and $34.50 per share (as restated for the Stock Split), respectively.

PERSONNEL MATTERS
-----------------

Changes in Compensation Program
-------------------------------

During the December 1998 quarter, Delta announced changes to its compensation program that apply to most domestic, noncontract employees. Effective January 1, 1999, the Company discontinued its broad-based profit sharing program; converted the maximum 6% of annual base salary payout for eligible personnel under that program to a 6% base salary increase for those personnel; and granted an additional 2% base salary increase for eligible personnel. In January 1999, the Company also made a profit sharing payment to eligible personnel of 6% of base salary paid for the period July 1, 1998 through December 31, 1998. The Company offered to make similar compensation program changes for its pilots, and the Air Line Pilots Association, International (ALPA), the collective bargaining representative of the Company's approximately 8,800 pilots, accepted this offer.

Pilot Collective Bargaining Agreement Matters
---------------------------------------------

On May 1, 1996, the Company and ALPA entered into a new collective bargaining agreement (Existing Contract) covering the rates of pay, rules and working conditions of the Company's pilots. The Existing Contract, which becomes amendable on May 2, 2000, provides in part (1) that if the Company operates an aircraft type (New Equipment) for which the rates of pay, rules and working conditions (collectively, Pay Rates) are not set forth in the Existing Agreement, the Company and ALPA will negotiate the Pay Rates applicable to the New Equipment; (2) that pilots will fly the New Equipment whether or not Pay Rates for the equipment have been agreed upon; but (3) that the pilots' obligation to fly the New Equipment will end if Pay Rates have not been agreed upon within six months after the Company places the New Equipment into operation.

The Company has placed orders to purchase the following aircraft types, each of which constitutes New Equipment under the Existing Contract: B-737-600/700/800 aircraft; B-777-200 aircraft; and B-767-400 aircraft. In addition, the Company is leasing from a third party certain B-737-300 aircraft which also constitute New Equipment under the Existing Contract. The Company placed the first of these leased B-737-300 aircraft in service in July 1998, and accepted delivery of its first B-737-800 aircraft in the December 1998 quarter.

In October 1997, the Company and ALPA began negotiations on the Pay Rates applicable to B-737-600/700/800 aircraft and the B-737-300 aircraft discussed above (B-737 New Equipment). ALPA announced plans to request pilots not to fly the B-737 New Equipment subsequent to the six-month period after such aircraft were initially placed in service unless and until Pay Rates for these aircraft types were agreed upon. Additionally, in January 1998, the Company's pilots voted to authorize ALPA to assess pilots 1% of their gross pay for up to nine months to finance a contingency fund for pilots who would have flown these aircraft.

On June 23, 1998, the Company and ALPA reached an agreement which establishes industry leading Pay Rates applicable to the B-737 New Equipment (B-737 Agreement), subject to the approval of Delta's pilots. On October 16, 1998, ALPA announced that the Company's pilots had approved the B-737 Agreement, with 60% of the pilots who voted voting in favor of that agreement.

In February 1999, the Company began negotiations with ALPA regarding the Pay Rates applicable to the Company's B-777-200 aircraft. The outcome of these negotiations cannot presently be determined. The Company plans to place the B-777-200 aircraft type in service shortly after delivery, which is expected to begin in March 1999.

The Company and ALPA plan to begin negotiations at a later date regarding the Pay Rates applicable to the Company's B-767-400 aircraft. Delta is scheduled to receive its first delivery of this aircraft type in May 2000.

The Existing Agreement provides that the parties may begin negotiations in March 2000 on a new collective bargaining agreement to replace the Existing Agreement. In January 1999, ALPA and the Company agreed to begin these negotiations on the earlier of September 1999 or the date that Delta and ALPA reach an agreement on the Pay Rates applicable to the Company's B-777-200 aircraft.

FLIGHT SUPERINTENDENTS' CONTRACT
--------------------------------

On December 18, 1998, the Company entered into a new collective bargaining agreement with the Professional Airline Flight Controllers Association, the collective bargaining representative for the Company's approximately 210 flight superintendents. The new agreement replaces the collective bargaining agreement which became amendable on January 1, 1999. The new agreement became effective on January 1, 1999, provides for certain pay increases and becomes amendable on January 1, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  Exhibits

     10. Non-Employee Directors' Stock Option Plan and Form of Award Agreement dated October 22, 1998.

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

     On January 8, 1999, Delta filed a Current Report on Form 8-K to file certain exhibits in connection with its Registration Statement on Form S-3 (File No. 333-58647). The exhibits filed relate to the offering by the Company from time to time of up to $300 million aggregate principal amount of Medium-Term Notes, Series C.

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



                                             Delta Air Lines, Inc.
                                             ---------------------
                                                 (Registrant)



                                             By: /s/ Warren C. Jenson
                                             ------------------------
                                                  Warren C. Jenson
                                             Executive Vice President and
                                               Chief Financial Officer



February 12, 1999