Form 10-Q
period 1999-03-31
DELTA AIR LINES INC /DE/
filed 1999-05-14
CIK 27904

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1999

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

                       Telephone: (404) 715-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


              Number of shares outstanding by each class of common
                          stock, as of April 30, 1999:


         Common Stock, $1.50 par value - 140,345,505 shares outstanding

                             DELTA AIR LINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                MARCH 31       JUNE 30
ASSETS                                                                            1999          1998
------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)


CURRENT ASSETS:
  Cash and cash equivalents                                                     $   979        $ 1,077
  Short-term investments                                                             34            557
  Accounts receivable, net of allowance for uncollectible accounts
   of $39 at March 31, 1999 and $36 at June 30, 1998                                968            938
  Deferred income taxes                                                             420            464
  Prepaid expenses and other                                                        339            326
                                                                                -------        -------
     Total current assets                                                         2,740          3,362
                                                                                -------        -------


PROPERTY AND EQUIPMENT:
  Flight equipment                                                               13,106         11,180
   Less:  Accumulated depreciation                                                4,333          3,895
                                                                                -------        -------
                                                                                  8,773          7,285
                                                                                -------        -------

  Flight equipment under capital leases                                             515            515
   Less:  Accumulated amortization                                                  252            216
                                                                                -------        -------
                                                                                    263            299
                                                                                -------        -------

  Ground property and equipment                                                   3,651          3,285
   Less:  Accumulated depreciation                                                2,073          1,854
                                                                                -------        -------
                                                                                  1,578          1,431
                                                                                -------        -------

  Advance payments for equipment                                                    511            306
                                                                                -------        -------

    Total property and equipment                                                 11,125          9,321
                                                                                -------        -------



OTHER ASSETS:
  Marketable equity securities                                                      457            424
  Investments in associated companies                                               261            326
  Cost in excess of net assets acquired, net                                        690            265
  Leasehold and operating rights, net                                               116            124
  Other                                                                             776            781
                                                                                -------        -------
    Total other assets                                                            2,300          1,920
                                                                                -------        -------

Total assets                                                                    $16,165        $14,603
                                                                                =======        =======

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                               MARCH 31        JUNE 30
LIABILITIES AND SHAREOWNERS' EQUITY                                              1999           1998
------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $   418        $    67
  Current obligations under capital leases                                           55             63
  Notes payable                                                                     250             --
  Accounts payable and miscellaneous accrued liabilities                          2,094          2,025
  Air traffic liability                                                           1,800          1,667
  Accrued salaries and vacation pay                                                 457            553
  Accrued rent                                                                      162            202
                                                                                -------        -------
   Total current liabilities                                                      5,236          4,577
                                                                                -------        -------

NONCURRENT LIABILITIES:
  Long-term debt                                                                  1,876          1,533
  Postretirement benefits                                                         1,907          1,873
  Accrued rent                                                                      697            651
  Capital leases                                                                    196            249
  Deferred income taxes                                                             520            262
  Other                                                                             570            511
                                                                                -------        -------
    Total noncurrent liabilities                                                  5,766          5,079
                                                                                -------        -------


DEFERRED CREDITS:
  Deferred gain on sale and leaseback transactions                                  655            694
  Manufacturers' and other credits                                                   87             55
                                                                                -------        -------
   Total deferred credits                                                           742            749
                                                                                -------        -------

COMMITMENTS AND CONTINGENCIES (NOTE 4 and 5

EMPLOYEE STOCK OWNERSHIP PLAN
  PREFERRED STOCK:
  Series B ESOP Convertible Preferred Stock (issued and outstanding
  6,559,296 shares at March 31, 1999 and 6,603,429 shares at
   June 30, 1998)                                                                   473            475
  Unearned compensation under
   employee stock ownership plan                                                   (276)          (300)
                                                                                -------        -------
                                                                                    197            175
                                                                                -------        -------
SHAREOWNERS' EQUITY:
 Common Stock at par (total shares issued:  179,012,237 shares at
  March 31, 1999 and 176,566,178 shares at June 30, 1998)                           268            265
 Additional paid-in capital                                                       3,165          3,034
 Accumulated other comprehensive income                                             109             89
 Retained earnings                                                                2,400          1,687
 Treasury stock at cost  (37,935,624 shares at March 31, 1999
  and 26,115,784 shares at June 30, 1998)                                        (1,718)        (1,052)
                                                                                -------        -------
   Total shareowners' equity                                                      4,224          4,023
                                                                                -------        -------

Total liabilities and shareowners' equity                                       $16,165        $14,603
                                                                                =======        =======

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  MARCH 31                              MARCH 31
                                                        -------------------------------     -------------------------------
                                                            1999              1998              1999              1998
                                                        -------------     -------------     -------------     -------------
OPERATING REVENUES:
  Passenger                                              $      3,203     $      3,120       $      9,825     $      9,517
  Cargo                                                           134              138                424              441
  Other, net                                                      167              132                505              419
                                                         ------------     ------------       ------------     ------------
   Total operating revenues                                     3,504            3,390             10,754           10,377
                                                         ------------     ------------       ------------     ------------

OPERATING EXPENSES:
  Salaries and related costs                                    1,268            1,209              3,721            3,618
  Aircraft fuel                                                   316              342              1,006            1,160
  Depreciation and amortization                                   241              216                692              625
  Other selling expenses                                          192              173                567              507
  Passenger commissions                                           191              229                650              729
  Contracted services                                             190              173                566              513
  Landing fees and other rent                                     176              159                520              482
  Aircraft rent                                                   146              137                437              411
  Aircraft maintenance materials and outside repairs              134              126                415              376
  Passenger service                                               113              107                370              324
  Other                                                           181              182                582              531
                                                         ------------     ------------       ------------     ------------
   Total operating expenses                                     3,148            3,053              9,526            9,276
                                                         ------------     ------------       ------------     ------------

OPERATING INCOME                                                  356              337              1,228            1,101
                                                         ------------     ------------       ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                (47)             (44)              (139)            (143)
  Interest capitalized                                             12               10                 34               29
  Interest income                                                   8               17                 41               56
  Miscellaneous income, net                                        29                2                 52               10
                                                         ------------     ------------       ------------     ------------
                                                                    2              (15)               (12)             (48)
                                                         ------------     ------------       ------------     ------------

INCOME BEFORE INCOME TAXES                                        358              322              1,216            1,053

INCOME TAXES PROVIDED                                            (142)            (127)              (479)            (414)
                                                         ------------     ------------       ------------     ------------

NET INCOME                                                        216              195                737              639

PREFERRED STOCK DIVIDENDS                                          (2)              (2)                (8)              (8)
                                                         ------------     ------------       ------------     ------------

NET INCOME AVAILABLE TO COMMON
SHAREOWNERS                                              $        214     $        193       $        729     $        631
                                                         ============     ============       ============     ============


BASIC INCOME PER COMMON SHARE                            $       1.51     $       1.29       $       5.06     $       4.25
                                                         ============     ============       ============     ============


DILUTED INCOME PER COMMON SHARE                          $       1.42     $       1.23       $       4.80     $       4.06
                                                         ============     ============       ============     ============


WEIGHTED AVERAGE SHARES USED IN
PER SHARE COMPUTATION:
   Basic                                                  141,438,912      149,994,048        144,026,858      148,628,220
   Diluted                                                152,034,789      159,091,552        152,837,902      156,590,708

DIVIDENDS PER COMMON SHARE                               $      0.025     $      0.025       $      0.075     $      0.075
                                                         ============     ============       ============     ============



The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              STATISTICAL SUMMARY
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            MARCH 31                          MARCH 31
                                                    ------------------------          ------------------------
STATISTICAL SUMMARY:                                  1999             1998            1999             1998
                                                    -------          -------          -------          -------

   Revenue Passengers Enplaned (thousands)           25,174           24,593           78,323           76,586
   Revenue Passenger Miles (millions)                24,336           23,376           77,272           74,104
   Available Seat Miles (millions)                   34,829           34,041          107,425          104,632
   Operating Margin                                    10.2%            10.0%            11.4%            10.6%
   Passenger Mile Yield                               13.16(cents)     13.35(cents)     12.71(cents)     12.84(cents)
   Operating Revenue Per Available Seat Mile          10.06(cents)      9.96(cents)     10.01(cents)      9.92(cents)
   Operating Cost Per Available Seat Mile              9.04(cents)      8.97(cents)      8.87(cents)      8.87(cents)
   Passenger Load Factor                              69.87%           68.67%           71.93%           70.82%
   Breakeven Passenger Load Factor                    62.10%           61.24%           62.94%           62.63%
   Revenue Ton Miles (millions)                       2,840            2,764            8,989            8,721
   Cargo Ton Miles (millions)                           406              427            1,262            1,311
   Cargo Ton Mile Yield                               33.04(cents)     32.34(cents)     33.58(cents)     33.62(cents)
   Fuel Gallons Consumed (millions)                     652              644            2,034            1,985
   Average Price Per Fuel Gallon                      48.52(cents)     53.17(cents)     49.44(cents)     58.40(cents)
   Number of Aircraft in Fleet at End of Period*        671              561              671              561
   Average Full-Time Equivalent Employees*           74,189           67,700           73,707           66,400




*Fiscal year 1999 figures include the statistics of ASA Holdings, Inc.

                             DELTA AIR LINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                  NINE MONTHS ENDED
                                                                                       MARCH 31
                                                                                ----------------------
                                                                                  1999           1998
                                                                                -------        -------

CASH PROVIDED BY OPERATING ACTIVITIES:

  Net Income                                                                    $   737        $   639
  Adjustments to reconcile net income to cash
    provided by operating activities, net                                           961            849
  Changes in certain assets and liabilities, net                                     97            528
                                                                                -------        -------
    Net cash provided by operating activities                                     1,795          2,016
                                                                                -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Property and equipment additions:
    Flight equipment, including advance payments                                 (1,887)        (1,234)
    Ground property and equipment                                                  (339)          (229)
  Decrease in short-term investments, net                                           554              9
  Acquisition of a business, net of cash acquired                                  (480)            --
  Other, net                                                                         14              8
                                                                                -------        -------
    Net cash used in investing activities                                        (2,138)        (1,446)
                                                                                -------        -------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                                                           98            276
  Repurchase of common stock                                                       (668)          (258)
  Payments on long-term debt and capital lease obligations                         (134)          (273)
  Payments on notes payable                                                         (27)            --
  Issuance of long-term obligations                                                 300             --
  Issuance of notes payable                                                         677             --
  Income tax benefit from exercise of stock options                                  24             35
  Cash dividends                                                                    (25)           (26)
                                                                                -------        -------
    Net cash provided by (used in) financing activities                             245           (246)
                                                                                -------        -------


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   (98)           324
Cash and cash equivalents at beginning of period                                  1,077            662
                                                                                -------        -------
Cash and cash equivalents at end of period                                      $   979        $   986
                                                                                =======        =======


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                                         $   103        $   117
  Income taxes                                                                  $   211        $   180


The accompanying notes are an integral part of these condensed consolidated statements.

                             DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (Unaudited)

1.       ACCOUNTING AND REPORTING POLICIES

         The Company's accounting and reporting policies are summarized in Note 1 (page 39) to the Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareowners. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

         As a result of a review of its aircraft fleet plan and comparable industry practices, the Company increased the depreciable life of certain new generation aircraft types from 20 to 25 years. The change in estimate was effective July 1, 1998, and reduced depreciation expense by approximately $71 million ($0.49 basic and $0.47 diluted earnings per common share) for the nine months ended March 31, 1999.

2.       ACQUISITION OF ASA HOLDINGS, INC.

         On February 16, 1999, Delta and its indirect, wholly owned subsidiary Delta Sub, Inc. (Delta Sub) entered into an Agreement and Plan of Merger (Acquisition Agreement) with ASA Holdings, Inc. (ASA Holdings) providing for the merger of Delta Sub with and into ASA Holdings. ASA Holdings is a holding company whose principal assets are its 100% ownership of Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. ASA is a certificated regional air carrier and a participant in the Delta Connection program. Prior to entering into the Acquisition Agreement, Delta beneficially owned approximately 8 million, or 28%, of the outstanding shares of common stock of ASA Holdings (Shares).

         Pursuant to the Acquisition Agreement, on February 22, 1999, Delta Sub commenced a tender offer (Offer) to purchase all the remaining outstanding Shares at a price of $34.00 per Share, net to the seller in cash. As a result of the Offer, which expired at midnight on March 19, 1999, Delta Sub purchased approximately 18 million Shares (representing approximately 88% of the outstanding Shares, excluding the Shares beneficially owned by Delta prior to the beginning of the Offer). This purchase increased Delta's beneficial ownership of the outstanding Shares to approximately 91%.

         On May 11, 1999, Delta Sub merged with and into ASA Holdings (Merger). At the effective time of the Merger, each Share outstanding immediately prior to the effective time (other than Shares owned by Delta or any of its affiliates, Shares held by ASA Holdings as treasury stock or Shares held by shareholders of ASA Holdings who properly exercised dissenters' rights under the Georgia Business Corporation
         Code) was converted automatically into the right to receive $34.00 in cash, without interest. As a result of the Merger, Delta Sub ceased to exist, and ASA Holdings became an indirect, wholly owned subsidiary of Delta.

         Delta's acquisition of ASA Holdings is being accounted for using the purchase method of accounting. Under the purchase method, Delta's purchase price of approximately $700 million to acquire ASA Holdings' remaining outstanding Shares was allocated to the assets acquired and the liabilities assumed based upon their preliminary estimated fair values. Delta's allocation of the purchase price will be finalized by May 11, 2000. Based on the allocation as of May 11, 1999, Delta's total cost of the acquisition exceeded the estimated fair value of the net assets acquired by approximately $475 million. The cost in excess of net assets acquired is being amortized over 40 years.

         Delta's Consolidated Balance Sheet as of March 31, 1999 includes the balance sheet of ASA Holdings as of that date. ASA Holdings' results of operations were consolidated into Delta's results effective April 1, 1999. ASA Holdings' results of operations for the period from the completion of the Offer through March 31, 1999 were immaterial to Delta's Consolidated Financial Statements.

3.       SHORT-TERM AND LONG-TERM DEBT

         On December 22, 1998, the Company issued notes with a principal amount of $250 million in a private placement for general corporate purposes. The notes bear interest based on the three month LIBOR rate. They are due and payable on June 29, 1999, and are reflected in notes payable on the accompanying Consolidated Balance Sheet.

         On March 22, 1999, Delta entered into a $500 million credit agreement with a group of banks to pay a portion of the funds required to acquire ASA Holdings (1999 Bank Credit Agreement). The loans under the 1999 Bank Credit Agreement are structured to be funded in two drawings. The interest rate on borrowings under the 1999 Bank Credit Agreement is, at Delta's option, the base rate or the Eurodollar rate, plus a margin that depends on the credit rating of Delta's long-term senior unsecured debt. Borrowings under the 1999 Bank Credit Agreement mature on March 22, 2001, but Delta may prepay the loans in whole or in part at any time.

         The 1999 Bank Credit Agreement contains certain negative covenants and a "change in control" provision that are substantially similar to the corresponding provisions in Delta's 1997 Bank Credit Agreement. The 1999 Bank Credit Agreement also provides that if Delta's long-term senior unsecured debt is rated below investment grade by Standard & Poor's and Moody's Investors Service, Delta shall be required to maintain a specified coverage ratio as of the last day of each fiscal quarter.

         The Company borrowed $400 million on March 22, 1999 and $100 million on May 11, 1999 under the 1999 Bank Credit Agreement in connection with the consummation of the Offer and the Merger, respectively. Because the Company intends to repay the $400 million borrowing on or before March 22, 2000, that obligation is included in the current maturities of long-term debt in the accompanying Consolidated Balance Sheet.

         On March 2, 1999, the Company issued $300 million principal amount of Medium Term Notes, Series C, in a public offering to pay a portion of the funds required to acquire ASA Holdings. The Medium Term Notes were sold at an initial public offering price of 99.924% of their principal amount, bear interest at the rate of 6.65% per annum, are payable semi-annually, mature on March 15, 2004, and are included in long-term debt on the accompanying Consolidated Balance Sheet.

4.       AIRCRAFT PURCHASE COMMITMENTS

         At March 31, 1999, the Company's (including ASA's) aircraft fleet, purchase commitments, options (which have scheduled delivery slots) and rolling options (which replace options and are assigned delivery slots as options expire or are exercised) were:

                                               Current Fleet
                                        ---------------------------
                                                                                           Rolling
           Aircraft Type                Owned     Leased      Total    Orders    Options   Options
         -----------------              -----     ------      -----    ------    -------   -------
         B-727-200                        112         10        122         0          0         0
         B-737-200                          1         53         54         0          0         0
         B-737-300                          0         26         26         0          0         0
         B-737-600/700/800                  6          0          6        98         60       269
         B-757-200                         59         41        100        18         20        81
         B-767-200                         15          0         15         0          0         0
         B-767-300                          3         24         27         1          0         0
         B-767-300ER                       38          8         46         9         11        16
         B-767-400ER                        0          0          0        21         24        25
         B-777-200                          2          0          2        11         20        30
         L-1011-1                          14          0         14         0          0         0
         L-1011-250                         6          0          6         0          0         0
         L-1011-500                        11          0         11         0          0         0
         MD-11                              8          7         15         0          0         0
         MD-88                             63         57        120         0          0         0
         MD-90                             16          0         16         0          0         0
         ATR-72                             4          8         12         0         16         0
         EMB-120                           57          2         59         0          0         0
         CRJ-200                            0         20         20        25         45         0
         CRJ-700                            0          0          0         8         12         0
                                          ===        ===        ===       ===        ===       ===
                   Total                  415        256        671       191        208       421
                                          ===        ===        ===       ===        ===       ===

         During the March 1999 quarter, Delta accepted delivery of one new B-737-800 aircraft, one new B-757-200 aircraft, three new B-767-300ER aircraft, and two new B-777-200 aircraft. Delta also exercised options for three B-737-800 aircraft and two B-767-300ER aircraft, and converted an order for one B-777-200 aircraft into an order for one B-767-300ER aircraft. The Company also acquired three new CRJ-200 aircraft under operating leases during the quarter.

         In addition, the Company retired five B-727-200 aircraft, two L-1011-1 aircraft and one L-1011-500 aircraft during the quarter. The aircraft acquisitions and retirements are part of the Company's ongoing fleet simplification strategy.

         Subsequent to March 31, 1999, Delta accepted delivery of two new B-767-300ER aircraft and one new CRJ-200 aircraft.

         Also subsequent to March 31, 1999, the Company entered into an agreement with The Boeing Company to defer to fiscal 2005 the delivery of four B-777-200 aircraft, which were scheduled for delivery in fiscal year 2000. To replace the four deferred B-777-200's, Delta ordered four B-767-300ER aircraft, which are scheduled for delivery during fiscal 2000.

         Future expenditures for aircraft, engines and engine hushkits on firm order at April 30, 1999 are estimated to be $7.3 billion, as follows:

                                                            Amount
                  Years Ending June 30                   (In Millions)
                                                         -------------
                  Remainder of fiscal year 1999             $  380
                  2000                                       2,210
                  2001                                       2,120
                  2002                                         530
                  2003                                         550
                  After 2003                                 1,550
                                                            ------
                                       Total                $7,340
                                                            ======

         During March 1999, Delta reached an agreement in principle to sell 119 B-727 aircraft and up to 39 associated spare engines over the next six years as these aircraft are retired from Delta's fleet.

5.       CONTINGENCIES

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

6.       SHAREOWNERS' EQUITY

         On October 22, 1998, Delta's shareowners approved an amendment to the Company's Certificate of Incorporation to increase its authorized Common Stock from 150 million shares, par value $3.00 per share, to 450 million shares, par value $1.50 per share, and to effect a two-for-one split of the issued Common Stock (Stock Split). The amendment and the Stock Split became effective on November 2, 1998. All references in this Form 10-Q to the number of shares of Common Stock, the Company's earnings per share of Common Stock and per share Common Stock prices have been restated to reflect the Stock Split.

         During the March 1999 quarter, the Company issued a total of 1,337,151 shares of Common Stock, at an average price of $44.84 per share, under its broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and Non-Employee Directors' Stock Plan. In addition, the Company distributed a total of 21,659 shares of Common Stock from treasury under its 1989 Stock Incentive Plan.

         The Company has two Common Stock repurchase programs. The Company's Board of Directors authorized the Company to repurchase its Common Stock and Common Stock equivalents (1) for an aggregate purchase price of up to $750 million from time to time through December 31, 1999 (July 1998 Authorization); and (2) in connection with the Company's broad-based employee stock option plans (April 1996 Authorization). During the March 1999 quarter, the Company repurchased (1) 1,645,500 shares of Common Stock, at an average price of $65.22 per share, under the July 1998 Authorization; and (2) 129,300 shares of Common Stock, at an average price of $68.73 per share, under the April 1996 Authorization. The Company has purchased a total of 11,025,145 shares of Common Stock for an aggregate purchase price of $614 million under the July 1998 Authorization.

         At March 31, 1999, 39,158,682 shares of Common Stock were reserved for issuance under the Company's broad-based employee stock option plans; 14,765,139 shares of Common Stock were reserved for issuance under the 1989 Stock Incentive Plan; 11,253,128 shares of Common Stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock; 494,752 shares of Common Stock were reserved for issuance under the Non-Employee Directors' Stock Plan; and 1,500,000 shares of preferred stock were reserved for issuance under the Shareholder Rights Plan.

7.       COMPREHENSIVE INCOME

         During the September 1998 quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no net effect on the Company's net income or shareowners' equity for the three and nine months ended March 31, 1999 and 1998. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $200 million and $235 million, respectively. For the nine months ended March 31, 1999 and 1998, total comprehensive income was $757 million and $645 million, respectively.

8.       EARNINGS PER SHARE

         During the December 1997 quarter, Delta adopted SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting income per share data. The following table shows a reconciliation of the numerator (net income) and denominator (average shares outstanding) used in computing basic and diluted income per share:


                                                    Three Months Ended           Nine Months Ended
                                                         March 31                     March 31
                                                   ---------------------       ---------------------
                                                    1999          1998          1999          1998
                                                   -------       -------       -------       -------
                                                          (In Millions, except per share data)

    BASIC:
     Net income                                    $   216       $   195       $   737       $   639
       Preferred stock dividends                        (2)           (2)           (8)           (8)
                                                   -------       -------       -------       -------
     Income available to common
       shareowners                                 $   214       $   193       $   729       $   631

     Weighted average shares outstanding             141.4         150.0         144.0         148.6

     Basic income per common share                 $  1.51       $  1.29       $  5.06       $  4.25
                                                   =======       =======       =======       =======

    DILUTED:
     Net income                                    $   216       $   195       $   737       $   639
       Adjustment to net income
         assuming conversion of Series B ESOP
         Convertible Preferred Stock                    (1)           (1)           (3)           (3)
                                                   -------       -------       -------       -------
     Income available to
       common shareowners                          $   215       $   194       $   734       $   636

     Weighted average shares outstanding             141.4         150.0         144.0         148.6

       Conversion of Series B ESOP
         Convertible Preferred Stock                   4.7           4.2           4.7           4.2
       Exercise of stock options                       5.9           4.8           4.1           3.8
                                                   -------       -------       -------       -------

     Average shares outstanding as adjusted          152.0         159.0         152.8         156.6

     Diluted income per common share               $  1.42       $  1.23       $  4.80       $  4.06
                                                   =======       =======       =======       =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $1.01 billion at March 31, 1999, compared to $1.63 billion at June 30, 1998. This 38% decrease was largely due to aircraft acquisitions and Common Stock repurchases since June 30, 1998. During the nine months ended March 31, 1999, the principal sources of funds were $1.80 billion of cash from operations, $400 million of borrowings under the 1999 Bank Credit Agreement (see Note 3 to the Consolidated Financial Statements in this Form 10-Q), $300 million from the issuance of long-term debt, $277 million from the issuance of short-term obligations, and $122 million (including an income tax benefit of $24 million related to the exercise of stock options) from the issuance of 1,942,717 shares of Common Stock primarily under the Company's broad-based employee stock option plans. The $221 million decrease in cash from operations for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 was primarily attributable to the timing of amounts received during the September 1997 quarter from Delta's frequent flyer partners for the prepayment of mileage credits.

During the nine months ended March 31, 1999, the Company invested $1.89 billion in flight equipment and $339 million in ground property and equipment; paid $668 million to repurchase 11,787,050 shares of Common Stock; made principal payments of $134 million on long-term debt and capital lease obligations and $27 million on short-term obligations; and paid $25 million in cash dividends. The Company used $480 million, net of cash acquired, in the acquisition of ASA Holdings (see Note 2 to the Consolidated Financial Statements in this Form 10-Q). The Company may prepay its long-term debt and repurchase Common Stock from time to time. For information regarding Delta's Common Stock repurchase authorizations, see Note 6 to the Consolidated Financial Statements in this Form 10-Q and Note 14 (page 51) to the Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

As of March 31, 1999, the Company had negative working capital of $2.50 billion, compared to negative working capital of $1.22 billion at June 30, 1998. The increase in negative working capital is primarily due to increases in short-term notes payable and the current portion of long-term debt from the borrowings used to finance the acquisition of ASA Holdings. A negative working capital position is normal for Delta, primarily due to its air traffic liability, and does not indicate a lack of liquidity. The Company expects to meet its current obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions.

At March 31, 1999, the Company had $1.25 billion of credit available on a revolving basis under its 1997 Bank Credit Agreement. As of that date, no borrowings or letters of credit were outstanding under the agreement. See Note 6 (page 43) to the Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners for additional information regarding the 1997 Bank Credit Agreement.

At March 31, 1999, long-term debt and capital lease obligations, including current maturities, totaled $2.55 billion, compared to $1.91 billion at June 30, 1998. Shareowners' equity was $4.22 billion at March 31, 1999 and $4.02 billion at June 30, 1998. The Company's debt-to-equity position, including current maturities, was 39% debt and 61% equity at March 31, 1999 and 32% debt and 68% equity at June 30, 1998. The change in the debt-to-equity position from June 30, 1998 reflects debt issued to finance Delta's acquisition of ASA Holdings.

At March 31, 1999, there was outstanding $290 million principal amount of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes). Delta is required to purchase the Series C ESOP Notes in certain circumstances. See Note 6 (page 43) to the Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

Certain of ASA's credit agreements contain restrictive covenants that, among other things, limit the sale or lease of assets and the acquisition of stock of other entities; establish a minimum ratio of total liabilities to tangible net worth; and require maintenance of minimum tangible net worth and funds flow coverage. In addition, the transfer of funds by ASA in the form of cash dividends, loans or advances is limited solely to the extent that such transfers would cause ASA to breach other financial covenants. Delta and ASA Holdings are not subject to the restrictive covenants of ASA's credit agreements, except to the extent that ASA is restricted in its ability to transfer funds to Delta or ASA Holdings in the form of cash dividends, loans or advances. At March 31, 1999, the net assets of ASA subject to these restrictions approximated $244 million. At March 31, 1999, approximately $63 million of net assets was available for distribution by ASA to Delta and ASA Holdings under the most restrictive of these provisions.

For additional information regarding Delta's outstanding debt, see Note 3 to the Consolidated Financial Statements in this Form 10-Q.

At its meeting on April 22, 1999, Delta's Board of Directors declared a cash dividend of 2.5 cents per common share, payable June 1, 1999, to shareowners of record on May 12, 1999.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

For the quarter ended March 31, 1999, Delta recorded unaudited consolidated operating income of $356 million and net income of $216 million. For the quarter ended March 31, 1998, Delta recorded operating income of $337 million and net income of $195 million. The Company's operating margin (ratio of operating income to operating revenue) for the March 1999 quarter was 10.2%, compared to 10.0% for the March 1998 quarter.

Operating revenues in the March 1999 quarter totaled $3.50 billion, an increase of 3% from $3.39 billion in the March 1998 quarter. Passenger revenue increased 3% to $3.20 billion, the result of a 4% increase in revenue passenger miles offset by a 1% decrease in passenger mile yield.

Domestic passenger revenue rose 3% to $2.74 billion for the March 1999 quarter, reflecting a 4% gain in domestic revenue passenger miles, offset by a less than 1% decline in domestic passenger mile yield. The rise in domestic revenue passenger miles was primarily due to increased traffic, partially due to a pilot job action at another airline during February 1999, as well as a 1% increase in domestic capacity. Lower passenger mile yield reflects sale fares implemented in December 1998 to stimulate traffic in certain leisure markets due to mild winter weather. The passenger mile yield was also negatively impacted by increased competition from a low-fare carrier in one of Delta's major hubs.

International passenger revenue in the March 1999 quarter decreased less than 1% to $459 million, reflecting a 5% increase in international revenue passenger miles offset by a 5% decline in international passenger mile yield. The increase in international revenue passenger miles reflects the Company's continued international expansion. The decline in international passenger mile yield is primarily due to competitive pressures resulting from industry-wide capacity increases on Atlantic and Latin American routes as well as lower demand on Pacific routes resulting from the Asian economic slowdown.

Cargo revenue fell 3% to $134 million in the March 1999 quarter. Cargo ton miles decreased 5%, while the cargo ton mile yield increased 2%. The decrease in cargo ton miles was due to the continued shifting of U.S. Postal Service business from passenger carriers to dedicated air-freight carriers and ground transportation providers as well as industry-wide overcapacity in international markets. The cargo ton mile yield increase was primarily a result of increased sales of higher-margin products in the domestic market. All other revenue, net, increased 26%, to $167 million, largely due to improved results from frequent flyer partnership programs and increased administrative service charge revenues.

Operating expenses for the March 1999 quarter totaled $3.15 billion, rising 3% from the March 1998 quarter on an operating capacity increase of 2% to 34.83 billion available seat miles. Salaries and related costs grew 5%, reflecting a 6% increase in average full-time equivalent employees and a 2% general salary increase effective January 1, 1999, partially offset by lower pension expense, mainly due to the effect of accumulated returns on pension plan assets. Consistent with its customer service initiatives, the Company has increased staffing in the areas of in-flight service, airport customer service, technical operations and reservations. Aircraft fuel expense decreased 8% as the average fuel price per gallon fell 9% to 48.52 cents, partially offset by a 1% increase in fuel gallons consumed. Depreciation and amortization expense rose 12% mainly due to the acquisition of 28 additional aircraft since the March 1998 quarter, partially offset by the increase in the depreciable life of certain aircraft types, effective July 1, 1998 (see Note 1 to the Consolidated Financial Statements in this Form 10-Q).

Other selling expenses increased 12%, due to increased booking fee payments as well as higher credit card expenses resulting from an increase in the percentage of tickets purchased with credit cards. Passenger commissions were 17% lower than the March 1998 quarter, reflecting lower effective commission rates offset by higher passenger revenue. The lower commission rates were primarily attributable to commission changes implemented in September 1997 and October 1998, and are recognized over time as the tickets sold under the new commission rates are used.

Contracted services expense increased 10% due to higher information technology costs, rate increases in ground handling and cabin cleaning contracts, and expanded operations in new and existing markets. Landing fees and other rent rose 11% due to higher terminal facility rent expense at certain locations. Aircraft rentals increased 7% as a result of an increased number of leased aircraft. Aircraft maintenance expenses were 6% higher resulting from the expiration of certain engine warranties and other costs associated with the maturation of the fleet. Passenger service expense grew 5% as a result of on-board product enhancements and increased passenger traffic. The 1% reduction in other costs was primarily attributable to lower professional fees and insurance expense, partially offset by higher interrupted operations expense.

Nonoperating income in the March 1999 quarter was $2 million, compared to nonoperating expense of $15 million in the March 1998 quarter. The rise in nonoperating income is primarily the result of a $26 million gain on the sale of a portion of the Company's interest in an international data network services company, partially offset by higher interest expense and lower interest income. For additional information regarding the $26 million gain, see
Item 5 - "Gain on Sale of Equant Stock" on page 21 of this Form 10-Q.

Pretax income of $358 million for the March 1999 quarter resulted in an income tax provision of $142 million. After a $2 million provision for preferred stock dividends, net income available to common shareowners was $214 million.


Nine Months Ended March 31, 1999 and 1998

For the nine months ended March 31, 1999, Delta recorded unaudited consolidated operating income of $1.23 billion and net income of $737 million. For the nine months ended March 31, 1998, the Company recorded operating income of $1.10 billion and net income of $639 million. The Company's operating margin for the nine months ended March 31, 1999 was 11.4%, compared to 10.6% for the nine months ended March 31, 1998.

Operating revenues for the nine months ended March 31, 1999 totaled $10.75 billion, a 4% increase from $10.38 billion for the nine months ended March 31, 1998. Passenger revenue rose 3% to $9.83 billion, reflecting a 4% increase in revenue passenger miles, offset by a decrease of 1% in passenger mile yield.

Domestic passenger revenue rose 3% to $8.11 billion, reflecting 3% growth in domestic revenue passenger miles and a less than 1% increase in domestic passenger mile yield. Domestic revenue passenger mile growth is primarily due to generally favorable economic conditions, the reallocation of assets to higher demand markets, and increased traffic (including the effects of a pilot strike at one airline in September 1998 and a pilot job action at another airline in February 1999). The slight rise in domestic passenger mile yield is due to the domestic business fare increase implemented during September 1997, improved revenue management models, and the reallocation of assets to higher return markets, partially offset by the Company's matching of "sale" fares offered by a competitor during the December 1998 quarter following a pilot strike at that airline, and increased competition from a low-fare carrier in one of Delta's major hubs.

International passenger revenue grew 3% to $1.72 billion, reflecting an increase in international revenue passenger miles of 9%, offset by a 5% decline in international passenger mile yield. The increase in revenue passenger miles reflects Delta's continued international expansion. The decline in passenger mile yield is primarily due to increased competitive pressures resulting from industry-wide capacity increases on Atlantic and Latin American routes and the combination of lower business demand on Pacific routes resulting from the Asian economic slowdown and an increase in industry-wide capacity in the U.S.-Japan market.

Cargo revenue fell 4% to $424 million. Cargo ton miles dropped 4%, largely due to industry-wide overcapacity in international markets, as well as the continued shift of certain U.S. Postal Service business from passenger carriers to dedicated air-freight carriers and ground transportation providers. All other revenue, net, increased 21% to $505 million, due to higher revenues from frequent flyer partnership programs and administrative service charge revenues.

Operating expenses for the nine months ended March 1999 totaled $9.53 billion, an increase of 3% compared to the nine months ended March 1998. Operating capacity increased 3% to 107.42 billion available seat miles. Salaries and related costs increased 4% primarily due to a 7% growth in average full-time equivalent employees and a 2% general salary increase effective January 1, 1999, partially offset by a decrease in pension expense, mainly due to the effect of accumulated returns on pension plan assets. Headcount increased in the areas of in-flight service, airport customer service, technical operations and reservations, consistent with the Company's customer service initiatives. Aircraft fuel expense decreased 13% as the average fuel price per gallon fell 15% to 49.44 cents, partially offset by a 3% increase in fuel gallons consumed. Depreciation and amortization expense increased 11%, largely due to the acquisition of additional flight and ground equipment, partially offset by the increase in the depreciable lives of certain aircraft types (see Note 1 to the Consolidated Financial Statements in this Form 10-Q).

Other selling expenses increased 12%, mainly the result of higher credit card service charges, booking fees and advertising and promotion expense. Passenger commissions declined 11% due to lower effective commission rates, partially offset by higher passenger revenue. Contracted services expense was up 10% due to increased information technology costs, as well as rate increases in ground handling and cabin cleaning contracts and expanded operations in new and existing markets. Landing fees and other rent rose 8% due to higher facility rents at certain locations and new operating leases. Aircraft rental expense increased 6% as a result of an increased number of leased aircraft. Aircraft maintenance expense rose 10% due to the timing of scheduled heavy maintenance visits, the expiration of certain engine warranties, and other costs associated with the maturation of the fleet. Passenger service expense grew 14%, primarily the result of higher food costs associated with increased passenger traffic and product enhancements. Other costs were 11% higher, reflecting higher expenses associated with customer loyalty programs, supplies, and communications costs, partially offset by lower insurance costs.

Nonoperating expense for the nine months ended March 1999 totaled $12 million, compared to nonoperating expense of $48 million for the nine months ended March 1998. Interest expense fell 3% to $139 million, due to lower average levels of debt outstanding. Interest income declined

27% to $41 million due to lower average cash and cash equivalent balances, as well as lower effective interest rates. Miscellaneous income for the nine months ended March 31, 1999 totaled $52 million, primarily the result of a gain on the sale of the Company's investment in a ground handling company in the United Kingdom during the September 1998 quarter, as well as a gain on the sale of a portion of the Company's interest in an international data network services company during the March 1999 quarter (see Item 5 "Gain on Sale of Equant Stock" on page 21 of this Form 10-Q).

Pretax income of $1.22 billion for the nine months ended March 1999 resulted in an income tax provision of $479 million. After an $8 million provision for preferred stock dividends, net income available to common shareowners was $729 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


During the December 1998 quarter, the Company began to use foreign currency options instead of forward contracts to manage its foreign currency exchange rate risk. These options have maturities of up to six months. Management believes that the change from forward contracts to options does not have a material adverse impact on the Company's exposure to foreign currency risk.


Under the Company's fuel price risk management program, as amended, the Company may enter into option and fuel swap contracts and other non-leveraged over-the-counter instruments (as well as fixed price or collared purchase contracts in the physical market) to hedge up to 80% of its expected annual jet fuel requirements. In addition, the maximum hedging horizon was increased from twelve to thirty-six months. Management believes that the changes in the Company's hedging policy will not have a material adverse impact on the Company's exposure to fuel price risk.


For additional information regarding the Company's exposure to certain market risks, see "Market Risks Associated With Financial Instruments" (page 33), as well as Notes 2 and 4 (page 40 and 41, respectively) to the Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners.

                  [LETTERHEAD OF ARTHUR ANDERSEN LLP]
               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Delta Air Lines, Inc.:

We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1999 and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP
-------------------

Atlanta, Georgia
May 12, 1999

                      PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

For information regarding the Company's two-for-one Stock Split, which became effective November 2, 1998, see Note 6 to the Consolidated Financial Statements in this Form 10-Q.

As a result of the Stock Split, the number of preferred stock purchase rights (Rights) which accompany each outstanding share of Common Stock was adjusted from one Right per common share to one-half Right per common share. The Rights become exercisable only in certain circumstances. See Note 12 to the Consolidated Financial Statements in Delta's 1998 Annual Report to Shareowners for additional information regarding the Rights.

Also as a result of the Stock Split, each outstanding share of the Company's Series B ESOP Convertible Preferred Stock was adjusted by changing (1) the conversion price from $83.94 to $41.97; (2) the conversion rate from 0.8578 to 1.7155; and (3) the voting rights from one vote to two votes.

Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan (Plan), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Common Stock (Delta Common Stock
Fund). During the quarter ended March 31, 1999, a participant in the Plan deferred $9,125 in the Delta Common Stock Fund investment return choice (equivalent to approximately 154 shares of Common Stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.


ITEM 5. OTHER INFORMATION

YEAR 2000

The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems and equipment is approximately $120 million to $135 million, of which $84 million has been recognized as expense ($11 million of which was incurred in the March 1999 quarter) in the Company's Consolidated Statements of Operations through March 31, 1999. This estimate is a forward-looking statement which involves a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all affected systems and equipment; and the actions of governmental agencies or other third parties with respect to Year

2000 problems. See pages 28-30 of the Company's 1998 Annual Report to Shareowners for additional information regarding Delta's Year 2000 program. For information regarding ASA Holdings' Year 2000 program, see Exhibit 99 to this Form 10-Q, which includes certain pages of ASA Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

EURO CURRENCY ISSUE

On January 1, 1999, certain members of the European Union introduced the "euro" currency. During the December 1998 quarter, Delta completed modifications to its internal customer reservations systems and business support systems to operate in the euro environment. Delta also trained its employees to use the modified systems and to process transactions involving the euro. The introduction of the euro did not have a material impact on the results of operations of the Company. For additional information regarding Delta's euro currency issue, see pages 30-31 of the Company's 1998 Annual Report to Shareowners.

PRICELINE.COM

During August 1998, Delta entered into an agreement with Priceline.com which sets forth the terms and conditions under which ticket inventory provided by Delta may be sold utilizing Priceline.com's internet-based electronic commerce system. In connection with this agreement, Delta received warrants to purchase up to 18.6 million shares of Priceline.com's common stock for $0.93 per share, subject to adjustment in certain circumstances. These warrants are exercisable in phases during the period beginning when certain performance thresholds are met (but not earlier than September 26, 1999) and ending December 31, 2005. Any warrants that are not exercisable as of December 31, 2005 will become exercisable on that date for a period of six months. These warrants, and the shares issuable when the warrants are exercised, are not registered under the Securities Act of 1933, but Delta has certain demand and piggyback registration rights with respect to the shares.

GAIN ON SALE OF EQUANT STOCK

Delta is a member of the SITA Foundation (SITA), whose principal assets are the shares of Equant, N.V. (Equant), an international data network services company. In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed pro rata the proceeds to its members that elected to participate in the offering. Delta sold approximately one-third of its interest in Equant as part of the offering, resulting in a pretax gain of approximately $26 million, which is reported as miscellaneous income, net on Delta's Consolidated Statement of Operations.

BROAD-BASED STOCK OPTION PLANS

On October 24, 1996, the Company's shareowners approved two plans providing for the issuance of non-qualified stock options to substantially all of Delta's non-officer personnel to purchase a total of 49.4 million shares of Common Stock. One plan is for eligible Delta personnel who are not pilots (Nonpilot
Plan); the other plan covers the Company's eligible pilots (Pilot Plan).

The Nonpilot and Pilot Plans involve non-qualified stock options to purchase
29.4 million and 20 million shares of Common Stock, respectively. The plans provide for grants in three annual installments at an exercise price equal to the opening price of the Common Stock on the New York Stock Exchange on the grant date. Stock options awarded under these plans are generally exercisable beginning one year and ending ten years after their grant dates, and are not transferable other than upon the death of the person granted the stock options. On October 30, 1998, 1997 and 1996, Delta granted eligible personnel non-qualified stock options to purchase 16.4 million, 16.6 million and 16.4 million shares of Common Stock, respectively, at exercise prices of $50.59 per share, $49 per share and $34.50 per share, respectively. References to shares and exercise prices in this and the preceding paragraphs have been restated to reflect the Stock Split.

LITIGATION

ASA Holdings Shareholder Lawsuit

On February 25, 1999, two individual shareholders of ASA Holdings, on behalf of themselves and other shareholders of ASA Holdings, filed a purported class action complaint in the Superior Court of Fulton County in the state of Georgia against ASA Holdings, its directors (collectively, the ASA Holdings Defendants) and Delta. The complaint seeks (i) to enjoin the Offer and the Merger or to rescind those transactions if consummated; (ii) unspecified compensatory and rescissory damages; and (iii) costs and disbursements of the action. The complaint alleges, among other things: (i) that the ASA Holdings Defendants violated their fiduciary duties to shareholders of ASA Holdings by entering into the Acquisition Agreement and by recommending the Offer and the Merger; and (ii) that Delta is a controlling shareholder of ASA Holdings, violated its fiduciary duties to shareholders of ASA Holdings because it "wrongfully used its superior position and control to bring to bear pressure on the [Board of Directors of ASA Holdings]," and caused the ASA Holdings Defendants to accept an inadequate price for the Shares.

On March 9, 1999, the parties entered into a memorandum of understanding (Memorandum of Understanding) setting forth the terms of an agreement in principle to settle this litigation. Pursuant to the Memorandum of Understanding, on March 10, 1999, Delta, Delta Sub and ASA Holdings amended the Acquisition Agreement to eliminate the $5 million termination fee that would otherwise have been payable to Delta if the Acquisition Agreement was terminated as a result of ASA Holdings receiving and accepting a superior offer for the Shares. The proposed settlement is subject to certain conditions, including completion by plaintiffs of appropriate discovery reasonably satisfactory to plaintiffs' counsel; the preparation and execution of definitive settlement documents; and final court approval of the settlement which would be binding upon a class consisting of all shareholders of ASA Holdings from February 15, 1999 through

May 11, 1999. ASA Holdings has agreed to pay the fees and expenses of plaintiffs' counsel up to an aggregate amount of $400,000, subject to final court approval of the settlement.

ALPA Lawsuit

On April 23, 1999, the Air Line Pilots Association, International (ALPA), the collective bargaining representative of the Company's approximately 9,000 pilots, filed a lawsuit against Delta in the United States District Court for the Eastern District of New York. The lawsuit concerns the utilization of regional jets operated by Delta Connection carrier Comair for a portion of the new Delta Shuttle operation between Boston and Washington, D.C., which is scheduled to begin on June 1, 1999. ALPA's complaint alleges (i) that the use of non-Delta aircraft and non-Delta pilots for that Shuttle operation violates the understanding and long-standing practices of Delta and ALPA which constitute the "status quo" under the Railway Labor Act (RLA); and, therefore,
(ii) that such operation will violate the RLA. The complaint seeks an injunction, declaratory relief and other appropriate relief. Delta believes the complaint is without merit and intends to vigorously defend this lawsuit.

PERSONNEL MATTERS

Changes in Compensation Program

During the December 1998 quarter, Delta announced changes to its compensation program that apply to most domestic, noncontract employees. Effective January 1, 1999, the Company discontinued its broad-based profit sharing program; converted the maximum 6% of annual base salary payout for eligible personnel under that program to a 6% base salary increase for those personnel; and granted an additional 2% base salary increase for eligible personnel. In January 1999, the Company also made a profit sharing payment to eligible personnel of 6% of base salary paid for the period July 1, 1998 through December 31, 1998. The Company offered to make similar compensation program changes for its pilots, and ALPA accepted this offer.

Pilot Collective Bargaining Agreement Matters

Delta and ALPA are parties to a collective bargaining agreement (Existing Contract) covering the rates of pay, rules and working conditions (Pay Rates) of the Company's pilots. The Existing Contract was entered into in 1996 and becomes amendable on May 2, 2000. It provides in part that if the Company operates an aircraft type for which the Pay Rates are not set forth in the Existing Agreement (New Equipment), Delta and ALPA will negotiate the Pay Rates for the New Equipment; pilots will fly the New Equipment whether or not Pay Rates for the New Equipment have been agreed upon; but the pilots' obligation to fly the New Equipment will end if Pay Rates have not been agreed upon within six months after Delta places the New Equipment into service.

Delta operates or has placed orders to purchase the following aircraft types, each of which constitutes New Equipment under the Existing Contract:
B-737-600/700/800 aircraft; B-777 aircraft; and B-767-400 aircraft. In addition, Delta leases from a third party certain B-737-300 aircraft which also constitute New Equipment under the Existing Contract.

In October 1997, Delta and ALPA began negotiations on the Pay Rates for B-737-600/700/800 aircraft and the B-737-300 aircraft discussed above (B-737 New Equipment). ALPA announced plans to request pilots not to fly the B-737 New Equipment subsequent to the six-month period after the B-737 New Equipment was initially placed in service unless and until Pay Rates for these aircraft were agreed upon. Additionally, in January 1998, Delta's pilots voted to authorize ALPA to assess pilots 1% of their gross pay for up to nine months to finance a contingency fund for pilots who would have flown these aircraft.

In June 1998, Delta and ALPA reached an agreement which establishes industry leading Pay Rates for the B-737 New Equipment (B-737 Agreement), subject to ratification by Delta's pilots. Delta placed its first B-737 New Equipment in service during July 1998. In October 1998, ALPA announced that Delta's pilots had approved the B-737 Agreement, with 60% of the pilots who voted voting in favor of that agreement.

In February 1999, Delta and ALPA began negotiations on Pay Rates for Delta's B-777 aircraft. Delta has offered to provide industry leading rates of pay for B-777 pilots; ALPA is seeking rates of pay that are significantly higher than Delta's offer as well as work rule changes that would further increase the Company's cost of operating B-777 aircraft. ALPA has announced plans to request pilots not to fly the B-777 aircraft subsequent to the six-month period after that aircraft type is initially placed in service unless and until Pay Rates for these aircraft are agreed to. In May 1999, Delta pilots are scheduled to vote on whether to authorize ALPA to assess pilots 3.5% of their gross pay for up to nine months to finance a contingency fund for pilots who would have flown these aircraft.

During the March 1999 quarter, Delta accepted delivery of two B-777 aircraft, which were placed in service on May 1, 1999. Delta has orders to purchase eleven additional B-777 aircraft. The first five of these aircraft, which are in later stages of production, are scheduled to be delivered between August and November 1999. The next four orders, which were in earlier stages of production, were originally scheduled to be delivered between December 1999 and April 2000, but have been deferred as discussed below. The last two orders, which are not yet in production, are scheduled to be delivered in March 2002 and March 2003.

In April 1999, Delta entered into an agreement with The Boeing Company (Boeing) to defer until fiscal 2005 the delivery of the four B-777 aircraft that were originally scheduled for delivery between December 1999 and April 2000, and to order four B-767-300ER aircraft for delivery in fiscal 2000 to replace the four deferred B-777 aircraft. Delta's decision to defer the delivery of these four B-777 aircraft at this time was due to the need to advise Boeing whether to maintain its production schedules; the lack of progress in the B-777 Pay Rate negotiations, which makes it unlikely that a tentative agreement and subsequent pilot ratification can be completed in time for these aircraft to be included in Delta's flight schedule that will be loaded into computer reservations systems on or about August 1, 1999; and the unacceptable customer service disruption that would occur if these aircraft were included in Delta's schedule but pilots refused to fly these aircraft after November 1, 1999.

Delta intends to continue to negotiate in good faith with ALPA on B-777 Pay Rates. The Company is, however, considering its alternatives with respect to the two B-777 aircraft it owns and the eleven B-777 aircraft on order in the event Delta and ALPA are unable to reach an agreement on B-777 Pay Rates in a timely manner. The outcome of these matters cannot presently be determined.

Delta and ALPA plan to begin negotiations in September 1999 on Pay Rates for the Company's B-767-400 aircraft. Delta has 21 B-767-400 aircraft on order, which are scheduled to be delivered beginning in May 2000.

The Existing Contract provides that the parties may begin negotiations in March 2000 on a new collective bargaining agreement to replace the Existing Contract. In January 1999, Delta and ALPA agreed to begin these negotiations on the earlier of September 1999 or the date that Delta and ALPA reach an agreement on B-777 Pay Rates.

For information regarding a lawsuit recently filed against Delta by ALPA, see "ALPA Lawsuit" under "Litigation" in Item 5, on page 23 of this Form 10-Q.

Flight Superintendents' Contract

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

Pilot Ground Training Instructors

Delta's relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (NMB) an application alleging a representation dispute, along with representation cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of representation cards, will conduct an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class.

On March 10, 1999, the NMB informed Delta that it had received an application from the Transport Workers Union of America seeking to represent an alleged craft or class consisting of Delta's approximately 110 pilot ground training instructors for purposes of collective bargaining. The NMB is investigating the application. The outcome of this matter cannot presently be determined.

ASA Labor Matters

ASA's pilots and flight attendants, who constitute approximately 24% of ASA's workforce, are represented by ALPA and the Association of Flight Attendants
(AFA), respectively. ASA's collective bargaining agreements with ALPA and AFA become amendable in September 2002.

In November 1998, the NMB certified the Transport Workers Union of America
(TWU) as the collective bargaining representative of ASA's approximately 30 dispatchers. Negotiations for the initial collective bargaining agreement between ASA and the TWU have not yet begun.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         12.      Computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule (For SEC use only).

         99. Pages 1 and 34-36 of ASA Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


(b)      Reports on Form 8-K:

         On January 8, 1999, Delta filed a Current Report on Form 8-K to file certain exhibits in connection with its Registration Statement on Form S-3 (File No. 333-58647). The exhibits relate to the offering by the Company of up to $300 million aggregate principal amount of Medium-Term Notes, Series C.

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




                                                 Delta Air Lines, Inc.
                                              ----------------------------
                                                      (Registrant)




                                               By: /s/ Warren C. Jenson
                                              ----------------------------
                                                  Warren C. Jenson
                                              Executive Vice President and
                                                 Chief Financial Officer



May 14, 1999