Form 10-K405
period 1999-06-30
DELTA AIR LINES INC /DE/
filed 1999-09-27
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-5424


                              DELTA AIR LINES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      58-0218548
     -------------------------------                     ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

Hartsfield Atlanta International Airport
       Post Office Box 20706
          Atlanta, Georgia                                     30320
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:   (404) 715-2600

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
        Title of each class                               which registered
        -------------------                         ------------------------
Common Stock, par value $1.50 per share               New York Stock Exchange
Preferred Stock Purchase Rights                       New York Stock Exchange
8 1/8% Notes Due July 1, 2039                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 1999, was approximately $7,038,312,000. As of August 31, 1999, 138,756,756 shares of the registrant's common stock were outstanding.

                       Documents Incorporated By Reference

       Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1999 Annual Report to Shareowners. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated September 24, 1999, for its Annual Meeting of Shareowners to be held on October 28, 1999.

                              DELTA AIR LINES, INC.

                                     PART I

ITEM 1. BUSINESS

General Description

        Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier that provides scheduled air transportation for passengers, freight and mail throughout the United States and around the world. Based on calendar 1998 data, Delta is the largest United States airline in terms of aircraft departures and passengers enplaned, and the third largest United States airline as measured by operating revenues and revenue passenger miles flown. As of August 1, 1999, Delta (including its wholly owned subsidiary, Atlantic Southeast Airlines, Inc.) served 184 domestic cities in 44 states, the District of Columbia, Puerto Rico and the United States Virgin Islands, as well as 42 cities in 29 foreign countries.

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

        Delta conducts operations in various foreign countries. Operating revenues from the Company's international operations were approximately $2.64 billion, $2.64 billion and $2.57 billion in the years ended June 30, 1999, 1998 and 1997, respectively.

        For the year ended June 30, 1999, passenger revenues accounted for 91% of Delta's operating revenues. Cargo revenues, which include freight and mail, accounted for 4% of Delta's operating revenues, and other sources accounted for 5% of the Company's operating revenues.

        Delta's operating results for any interim period are not necessarily indicative of operating results for an entire year because of seasonal variations in the demand for air travel. In general, demand for air travel is higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. Demand for air travel is also affected by factors such as economic conditions and fare levels.

        Delta is managed as a single business unit. For additional information on this subject, see Note 13 of the Notes to the Consolidated Financial Statements on page 54 of Delta's 1999 Annual Report to Shareowners.

        Delta is incorporated under the laws of the State of Delaware. Its principal executive offices are located at Hartsfield Atlanta International Airport, Atlanta, Georgia 30320, and its telephone number is (404) 715-2600.

Regulatory Environment

        While the United States Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended (the "Act"), most domestic economic regulation of passenger and freight services was eliminated pursuant to the Airline Deregulation Act of 1978 and other statutes amending the Act. The DOT has jurisdiction over international tariffs and pricing; international routes; computer reservations systems; disabled passenger transportation; and certain economic and consumer protection matters such as advertising, denied boarding compensation, baggage liability and smoking aboard aircraft. The FAA regulates flying operations generally, including control of navigable air space, flight personnel, aircraft certification and maintenance, and other matters affecting air safety. The United States Department of Justice has jurisdiction over airline competition matters, including mergers and acquisitions.

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

        On April 6, 1998, the DOT published a proposed statement of enforcement policy to address DOT concerns that major carriers are taking actions designed to exclude new carriers in certain airline markets, particularly at hub airports. Information on this subject is set forth under "Governmental Matters" on page 33 of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

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

        Delta's system passenger mile yield remained virtually flat in fiscal 1999 compared to fiscal 1998. The Company's domestic passenger mile yield increased 1% due to the full-year effect of a domestic fare increase implemented in September 1997 and improved asset utilization, partially offset by increased low-fare competition and matching sale fares implemented by a competitor after its pilot strike. Delta's international passenger mile yield decreased 6% as a result of increased competitive pressures due to industry-wide capacity growth in the Atlantic and Latin American markets.

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

        Certain major United States airlines have established marketing alliances with each other. These include the alliances between Continental Airlines, Inc. and Northwest Airlines, Inc., and between American Airlines, Inc. and US Airways, Inc. Delta and United Air Lines, Inc. began reciprocal frequent flyer program participation on September 1, 1998 (see "Frequent Flyer Program" on pages 9-10 of this Form 10-K for additional information on this subject), but have discontinued discussions to establish code-sharing arrangements between the two airlines.

        International alliances between domestic and foreign carriers, such as the marketing and code-sharing arrangements between Northwest Airlines, Inc. and KLM-Royal Dutch Airlines, and among United Air Lines, Inc., Lufthansa German Airlines, Scandinavian Airline Systems and certain other foreign airlines, have significantly increased competition in international markets. Through code-sharing arrangements with United States carriers, foreign carriers have obtained access to interior United States passenger traffic. Similarly, United States carriers have increased their ability to sell international transportation such as transatlantic services to and beyond European cities.

        On June 22, 1999, Delta and Air France entered into a long-term marketing agreement which will include code-sharing arrangements, reciprocal frequent flyer programs and coordinated cargo operations. Aeromexico recently announced that it will join this alliance, which will compete with other international alliances.

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

Code-Sharing

        Delta has entered into marketing agreements with certain foreign carriers to maintain or improve Delta's access to international markets. Under these code-sharing arrangements, Delta and the foreign carriers publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to provide joint service with one aircraft rather than operating separate services with two aircraft.

        Many of Delta's international code-sharing arrangements operate in discrete international city pairs. Delta purchases seats that are marketed under Delta's "DL" designator code and sells seats that are marketed under the foreign carrier's two-letter designator code pursuant to these code-sharing arrangements.

Airport Access

        Operations at four major United States and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA regulates slot allocations at Kennedy Airport in New York, La Guardia Airport in New York, Ronald Reagan National Airport in Washington, D. C., and O'Hare International Airport in Chicago. Delta's operations at those four airports generally require slot allocations. Certain foreign airports also have slot allocations.

        Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Delta Express

        Delta Express is the Company's low-fare, leisure-oriented operation which provides service from certain cities in the Northeast and Midwest to Orlando and four other Florida destinations. On October 1, 1996, Delta Express initiated service, operating a fleet of 12 737-200 aircraft with 62 daily departures to 13 cities. Since that time, Delta Express has expanded its operations and currently operates a fleet of 37 737-200 aircraft with 168 daily flights to 22 cities.

Delta Shuttle

        The Delta Shuttle is the Company's high-frequency specialty product providing service targeted to the Northeast business traveler. It provides hourly service between New York's LaGuardia Marine Terminal and each of Washington, D.C.'s Ronald Reagan National Airport and Boston's Logan International Airport. Effective June 1, 1999, the Delta Shuttle began nonstop service between Boston and Washington, D.C.

The Delta Connection Program

        During fiscal 1999, Delta acquired ASA Holdings, Inc., the parent of Atlantic Southeast Airlines, Inc. ("ASA"). As a result of this acquisition, ASA became a wholly owned subsidiary of Delta. ASA operates in the Southeast through Atlanta and in the Southwest through Dallas-Fort Worth. It uses Delta's "DL" code on its flights and exchanges connecting traffic with Delta.

        Delta has marketing agreements with four other regional carriers that use Delta's "DL" code on some or all of their flights, and also exchange connecting traffic with Delta. These carriers are Business Express, Inc., Comair, Inc. ("Comair"), SkyWest Airlines, Inc. ("SkyWest") and Trans States Airlines. At June 30, 1999, Delta held equity interests in

Comair Holdings, Inc. (the parent of Comair) and SkyWest, Inc. (the parent of SkyWest) of 22% and 13%, respectively.

        In September 1999, Delta entered into an agreement with Atlantic Coast Airlines Holdings, Inc. ("ACA") under which a new business unit of ACA will operate regional jet aircraft as a Delta Connection carrier.

Computer Reservation System Partnership

        Delta owns 40% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines, Inc., and Trans World Airlines, Inc. own 34% and 26%, respectively, of WORLDSPAN.

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

Fuel

        Delta's results of operations could be significantly impacted by changes in the price and availability of jet fuel. The following table shows Delta's jet fuel consumption and costs for fiscal years 1995-1999.

                            Gallons                                                            Percent of
    Fiscal                  Consumed                 Cost              Average Price            Operating
     Year                  (Millions)              (Millions)            Per Gallon              Expenses*
     ----                  ----------              ----------            ----------            -----------
     1995                    2,533                  $1,370                 54.09(cents)             12%
     1996                    2,500                   1,464                 58.53                    13
     1997                    2,599                   1,722                 66.23                    14
     1998                    2,664                   1,507                 56.54                    12
     1999                    2,730                   1,360                 49.83                    11

-------------
* Excludes restructuring and other non-recurring charges.

        Aircraft fuel expense decreased 10% in fiscal 1999 compared to fiscal 1998, with the average fuel price per gallon falling 12% to 49.83(cents). Total gallons consumed increased 2% due to increased operations on a 3% rise in capacity.

        Changes in jet fuel prices have industry-wide impact and benefit or harm Delta's competitors as well as Delta. Accordingly, lower jet fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

        Delta's jet fuel purchase contracts do not provide material protection against price increases or for assured availability of supplies. The Company purchases most of its jet fuel from petroleum refiners under contracts which establish the price based on various market indices. The Company also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which permit the refiners to set the price and give the Company the right to terminate upon short notice if the price is unacceptable.

        Delta uses options and other non-leveraged, over-the-counter instruments to manage the risk associated with changes in aircraft fuel prices. Information regarding Delta's fuel hedging program is set forth in Note 4 of the Notes to the Consolidated Financial Statements on page 45 of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

        Although Delta is currently able to obtain adequate supplies of jet fuel, it is impossible to predict the future availability or price of jet fuel. Political disruptions in oil producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future. Such shortages and price increases could have a material adverse effect on Delta's business.

Personnel

        Delta's average number of full-time equivalent employees increased to 74,000 (including 2,500 ASA full-time equivalent personnel) for fiscal 1999 compared to 67,400 for fiscal 1998. Information concerning Delta's personnel is set forth under "Personnel Matters" on pages 31-33 of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

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

        On September 23, 1999, Delta announced that the Company and the Negotiating Committee of the Delta Air Line Pilots Association ("ALPA") reached a tentative agreement which, among other things, sets pilot pay rates and work rules for 777 and 767-400 aircraft. The tentative agreement is subject to the approval of the Delta ALPA Master Executive Council ("MEC") and, if approved by the MEC, ratification by Delta pilots. The outcome of these matters cannot presently be determined.

        The preceding paragraph supplements the information under "777-200 Negotiations" and "767-400 Negotiations" on pages 32-33 of Delta's 1999 Annual Report to Shareowners.

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

        Delta complied with the ANCA's December 31, 1994, 1996 and 1998 requirements. As of August 31, 1999, Delta operated 547 Stage 3 aircraft, constituting 94% of its fleet. The Company expects to comply with the ANCA's December 31, 1999 requirement by hushkitting or retiring its 36 remaining Stage 2 aircraft: 28 727-200 aircraft and 8 737-200 aircraft. ASA is in compliance with the December 31, 1999 Stage 3 deadline.

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

        The United States Environmental Protection Agency (the "EPA") is authorized to regulate aircraft emissions. The engines on Delta's and ASA's aircraft comply with the applicable EPA standards.

        In February 1998, the EPA and the FAA signed a Memorandum of Agreement ("MOA") to develop a voluntary process with the airline industry to reduce emissions that lead to ozone formation. The MOA includes a proposal with a voluntary engine retrofit program to reduce emissions from aircraft engines. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators have had discussions regarding the scope and content of a voluntary emissions reductions program, but no agreement has been reached.

         Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to certain Superfund Sites, and has entered into consent decrees regarding some of these sites. Delta's alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site. Delta is aware of soil and/or ground water contamination present on its current or former leaseholds at several domestic airports; to address this contamination, the Company has a program in place to investigate and, if appropriate, remediate these sites. Management believes that the resolution of these matters is not likely to have a material adverse effect on Delta's consolidated financial statements.

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

         Mileage credits earned can be redeemed for free or upgraded air travel on Delta and participating airline partners, for membership in Delta's Crown Room Club and for other program partner awards. Travel awards are subject to certain transfer restrictions and, in most cases, blackout dates and capacity controlled seating. Miles earned prior to May 1, 1995 do not expire so long as Delta has a frequent flyer program. Miles earned on or after May 1, 1995 will not expire as long as, at least once every three years, the participant (1) takes a qualifying flight on Delta or a Delta Connection carrier; (2) earns miles through one of Delta's program partners; or (3) redeems miles for any program award.

         On September 1, 1998, Delta and United Air Lines, Inc. ("United") introduced a reciprocal frequent flyer program. Each carrier's frequent flyer members may (1) accrue miles in either carrier's program when they fly on Delta or United operated domestic flights; and (2) effective October 15, 1998, redeem frequent flyer awards on domestic flights operated by either carrier.

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

        Delta estimated the potential number of round-trip flight awards outstanding to be 9.1 million at June 30, 1997, 9.6 million at June 30, 1998 and
10.6 million at June 30, 1999. Of these earned awards, Delta expected that approximately 6.0 million, 7.2 million and 8.0 million, respectively, would be redeemed. At June 30, 1997, 1998 and 1999, Delta had recorded a liability for these awards of $122 million, $140 million and $172 million, respectively. The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; or (2) be redeemed for something other than a free trip.

        Frequent flyer program participants flew 1.7 million, 1.9 million and
2.0 million free round-trips on Delta in fiscal years 1997, 1998 and 1999, respectively. These round-trips accounted for approximately 6%, 7% and 7% of the total passenger miles flown for the respective periods. Delta believes that the low percentage of free passenger miles and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

        The DOT is conducting a review of the frequent flyer programs of the larger U.S. airlines. The focus of the review relates to limitations placed by the carriers on the availability of award seats and the adequacy of consumer notices concerning such limitations. The outcome of this matter cannot presently be determined.

Civil Reserve Air Fleet Program

        Delta is a participant in the Civil Reserve Air Fleet Program pursuant to which the Company has agreed to make available, during the period beginning October 1, 1999 and ending September 30, 2000, up to 75 of its international range aircraft for use by the United States military under certain stages of readiness related to national emergencies.

ITEM 2. PROPERTIES

Flight Equipment

        Information relating to Delta's and ASA's aircraft fleet is set forth on page 18, in the charts titled "Aircraft Fleet at June 30, 1999" and "Aircraft Delivery Schedules at June 30, 1999" on page 21, under "Personnel Matters" on pages 31-33, and in Notes 6 and 7 of the Notes to the Consolidated Financial Statements on pages 48-49, of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

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

         The City of Atlanta, with the support of Delta and other airlines, intends to undertake a ten year capital improvement program (the "CIP") at Hartsfield Atlanta International Airport. Implementation of the CIP should increase the number of flights that may operate at the airport, reduce flight delays and enable Hartsfield Atlanta International Airport to remain one of the preeminent airports in the world. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in December 2004), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated to cost approximately $5.4 billion. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. There is no assurance the CIP will be implemented on schedule and within budget, or that it will be fully implemented. Some of the factors potentially impacting implementation of the CIP are the need to obtain certain environmental approvals as well as the ability of the City of Atlanta to acquire public property from certain local governments and to obtain their consent to condemn private property. Failure to implement certain portions of the CIP in a timely manner could adversely impact Delta's operations at Hartsfield Atlanta International Airport.

        Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports, generally under long-term leases which cover the cost of providing, operating and maintaining such facilities. In addition, Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Notes 6 and 7 of the Notes to the Consolidated Financial Statements on page 48-49 of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

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

ITEM 3. LEGAL PROCEEDINGS

         Certain Antitrust Actions. In June 1999, two purported class action antitrust lawsuits were filed in the United States District Court for the Eastern District of Michigan against Delta, US Airways, Inc., Northwest Airlines, Inc. and the Airlines Reporting Corporation, an airline-owned company that operates a centralized clearinghouse for travel agents to report and account for airline ticket sales.

         In the first case, the plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired with Delta in violation of
Section 1 of the Sherman Act to restrain competition and assist Delta in fixing and maintaining anti-competitive prices for air passenger service to and from its Atlanta and Cincinnati hubs; and (2) that Delta violated Section 2 of the Sherman Act by exercising monopoly power to establish such prices in an anti-competitive or exclusionary manner. The complaint asserts that, for purposes of plaintiffs' damages claims, the purported plaintiff class consists of all persons who purchased a Delta full fare ticket from June 11, 1995 to the present on routes (1) that start or end at Delta's hubs in Atlanta or Cincinnati; (2) on which Delta has over a 50% market share; (3) that are longer than 150 miles; and (4) that have total annual traffic of over 30,000 passengers.

         In the second case, the plaintiffs assert similar allegations and claims under Sections 1 and 2 of the Sherman Act with respect to US Airways' pricing practices at its Pittsburgh and Charlotte hubs ("US Airways Hubs").
The complaint asserts, among other things, that Delta, the other defendants and certain other airlines conspired with US Airways to restrain competition and assist US Airways in fixing and maintaining prices for air passenger service to and from the US Airways Hubs.

         In both cases, plaintiffs have requested a jury trial, and are seeking injunctive relief; costs and attorneys' fees; unspecified damages, to be trebled under the antitrust laws; and such further relief as the Court deems appropriate. Delta believes that the allegations and claims asserted against it in these cases are without merit and it intends to defend these lawsuits vigorously.

         ASA Holdings Shareholder Litigation. On February 25, 1999, two individual shareholders of ASA Holdings, Inc. ("ASA Holdings"), on behalf of themselves and other shareholders of ASA Holdings, filed a purported class action complaint in the Superior Court of Fulton County in the state of Georgia against ASA Holdings, its directors (collectively, the

 "ASA Holdings Defendants") and Delta. The complaint seeks (1) to enjoin Delta's acquisition of ASA Holdings or to rescind the acquisition if consummated; (2) unspecified compensatory and rescissory damages; and (3) costs and disbursements of the action. The complaint alleges, among other things: (1) that the ASA Holdings Defendants violated their fiduciary duties to shareholders of ASA Holdings by entering into an acquisition agreement with Delta and by recommending the acquisition; and (2) that Delta is a controlling shareholder of ASA Holdings, violated its fiduciary duties to shareholders of ASA Holdings because it "wrongfully used its superior position and control to bring to bear pressure on the [Board of Directors of ASA Holdings]," and caused the ASA Holdings Defendants to accept an inadequate price for Delta's purchase of ASA Holdings.

         On March 9, 1999, the parties entered into a memorandum of understanding ("Memorandum of Understanding") setting forth the terms of an agreement-in-principle to settle this litigation. Under the Memorandum of Understanding, which was agreed to by the ASA Holdings Defendants and Delta solely to avoid the burden, expense and distraction of further litigation, Delta and ASA Holdings amended the acquisition agreement to eliminate the $5 million termination fee that would otherwise have been payable to Delta if the acquisition agreement was terminated as a result of ASA Holdings receiving and accepting a superior acquisition offer. The proposed settlement is subject to certain conditions, including completion by plaintiffs of appropriate discovery reasonably satisfactory to plaintiffs' counsel; the preparation and execution of definitive settlement documents; and final court approval of the settlement, which would be binding upon a class consisting of all shareholders of ASA Holdings from February 15, 1999 through May 11, 1999. ASA Holdings has agreed to pay the fees and expenses of plaintiffs' counsel up to an aggregate amount of $400,000, subject to final court approval of the settlement.

        Other Matters. Delta is a defendant in certain other legal actions relating to alleged employment discrimination practices, antitrust matters, environmental issues and other matters concerning Delta's business. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial statements.

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

Leo F. Mullin              President and Chief Executive Officer, August 14,
                           1997 to date. Mr. Mullin was Vice Chairman of Unicom
                           Corporation and its principal subsidiary,
                           Commonwealth Edison Company, from 1995 through August
                           13, 1997. He was an executive of First Chicago
                           Corporation from 1981 to 1995, serving as that company's President and Chief Operating Officer from
                           1993 to 1995, and as Chairman and Chief Executive
                           Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Age 56.

Maurice  W. Worth          Chief Operating Officer, August 14, 1997 to date;
                           Acting Chief Executive Officer, August 1, 1997 through August 13, 1997; Executive Vice President -
                           Customer Service and Acting Chief Operating Officer,
                           May 12, 1997 through July 31, 1997; Executive Vice
                           President - Customer Service, September 13, 1995 through May 11, 1997; Senior Vice President -
                           Personnel, May 1991 through September 12, 1995. Mr.
                           Worth is retiring from Delta on October 1, 1999. Age
                           59.

Malcolm B. Armstrong       Executive Vice President - Operations, October 1998
                           to date; Vice President - Corporate Safety and
                           Compliance, June 1997 through September 1998. Mr.
                           Armstrong was Vice President - Corporate Safety and
                           Compliance of US Airways, Inc. from July 1995 to June
                           1997. He served as a Lieutenant General in the United
                           States Air Force from May 1992 to June 1995. Age 57.

Robert L. Colman           Executive Vice President - Human Resources,
                           October 2, 1998 to date. Mr. Colman was Vice
                           President - Human Resources for General Electric
                           Aircraft Engines Business from October 1993 to
                           October 1998. Age 54.

Vicki B. Escarra           Executive Vice President - Customer Service, July
                           1998 to date; Senior Vice President - Airport
                           Customer Service, November 1996 through June 1998;
                           Vice President - Airport Customer Service, August
                           1996 through October 1996; Vice President -
                           Reservation Sales and Distribution Planning, May 1996 through July 1996; Vice President - Reservation
                           Sales, November 1994 to May 1996; Director -
                           Reservations Sales, October 1994 to November 1994;
                           Director - In-Flight Service Operations, May 1992 to
                           October 1994. Age 47.

Frederick W. Reid          Executive Vice President and Chief Marketing Officer,
                           July 1, 1998 to date. Mr. Reid was an executive of Lufthansa German Airlines from 1991 to 1998, serving as that company's President and Chief Operating
                           Officer from April 1997 to June 1998, as Executive
                           Vice President from 1996 to March 1997, and as Senior
                           Vice President, The Americas, from 1991 to 1996. Age
                           49.

Edward H. West             Executive Vice President and Chief Financial Officer,
                           September 16, 1999 to date; Chief Financial Officer,
                           September 7, 1999 through September 15, 1999; Senior
                           Vice President - Corporate Strategy and Business
                           Development, July 1999 through September 6, 1999;
                           Vice President - Financial Planning and Analysis,
                           April 1998 through June 1999; Chief Financial Officer
                           (Acting), December 1997 to April 1998; Vice President
                           - Financial Planning and Analysis, June 1997 through
                           November 1997; Controller, November 1996 through May
                           1997; Director - Corporate Finance, December 1995 through October 1996; General Manager - Corporate
                           Finance, January 1995 through November 1995;
                           Assistant to the Senior Vice President - Finance and
                           Chief Financial Officer, June 1994 through December
                           1994. Prior to joining Delta in 1994, Mr. West had a seven year career in corporate banking. Age 33.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information required by this item is set forth under "Common Stock", "Number of Shareowners" and "Market Prices and Dividends" on page 62 of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

        Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan ("Plan"), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from among certain of the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan that a participating director may select is a fund invested primarily in Delta's common stock ("Delta Common Stock Fund"). During the quarter ended June 30, 1999, a participant in the Plan deferred $17,125 in the Delta Common Stock Fund investment return choice (equivalent to 264 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 6.  SELECTED FINANCIAL DATA

        Information required by this item is set forth on pages 60-61 of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        Information required by this item is set forth on pages 26-35 of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference (except for the first and second paragraphs on page 26.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item is set forth under "Market Risks Associated With Financial Instruments" on pages 34-35, and in Notes 2 and 4 of the Notes to the Consolidated Financial Statements on pages 43-44 and page 45, respectively, of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item is set forth on pages 36-57, and in "Report of Independent Public Accountants" on page 58, of Delta's 1999 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is set forth on pages 7-9, and under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24, of Delta's Proxy Statement dated

September 24, 1999, and is incorporated herein by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item is set forth on page 6, and on pages 17-24, of Delta's Proxy Statement dated September 24, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Information required by this item is set forth under "Beneficial Ownership of Securities" on pages 10-12 of Delta's Proxy Statement dated September 24, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Additional information required by this item is set forth on page 24 of Delta's Proxy Statement dated September 24, 1999, and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedule on page 20 of this Form 10-K.

            (3). The exhibits required by this item are listed in the Exhibit Index on page 25-28 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.6 to 10.19 in the Exhibit Index.

    (b). During the quarter ended June 30, 1999, Delta did not file any Current Reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 1999.

                                    DELTA AIR LINES, INC.


                                    By: /s/ Leo F. Mullin
                                       ----------------------------------------
                                        Leo F. Mullin
                                        President and Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of September, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                                                      Title
        ---------                                                      -----
Edwin L. Artzt*                                                       Director
------------------------------------------------
Edwin L. Artzt


Henry A. Biedenharn, III*                                             Director
------------------------------------------------
Henry A. Biedenharn, III


James L. Broadhead*                                                   Director
------------------------------------------------
James L. Broadhead


Edward H. Budd*                                                       Director
------------------------------------------------
Edward H. Budd


R. Eugene Cartledge*                                                  Director
------------------------------------------------
R. Eugene Cartledge


                   Signature                                                         Title
                   ---------                                                         -----
Mary Johnston Evans*                                                               Director
------------------------------------------------
Mary Johnston Evans


David R. Goode*                                                                    Director
------------------------------------------------
David R. Goode

Gerald Grinstein*                                                     Non-executive Chairman of the Board
------------------------------------------------
Gerald Grinstein


/s/ Leo F. Mullin                                                        President and Chief Executive
-------------------------------------------------                           Officer and a Director
Leo F. Mullin                                                            (Principal Executive Officer)


Andrew J. Young*                                                                   Director
------------------------------------------------
Andrew J. Young


/s/ Edward H. West                                                       Executive Vice President and
-------------------------------------------------                           Chief Financial Officer
Edward H. West                                                    (Principal Financial Officer and Principal
                                                                              Accounting Officer)

*By:       /s/ Leo F. Mullin                                                   Attorney-In-Fact
           ------------------------------------
           Leo F. Mullin

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 58 of Delta's 1999 Annual Report to Shareowners.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's 1999 Annual Report to Shareowners.

Consolidated Balance Sheets - June 30, 1999 and 1998

Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

Consolidated Statements of Shareowners' Equity for the years ended June 30, 1999, 1998 and 1997

Notes to the Consolidated Financial Statements - June 30, 1999, 1998 and 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

   Schedule
    Number
    ------

      II          Valuation and Qualifying Accounts for the fiscal years ended
                  June 30, 1999, 1998 and 1997


       All other schedules have been omitted as not applicable.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Delta Air Lines, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to shareowners incorporated by reference in this Form 10-K and have issued our report thereon dated August 13, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP




Atlanta, Georgia
August 13, 1999

                                                                     SCHEDULE II




                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                              (Amounts in Millions)

                       Column A                            Column B                   Column C            Column D        Column E

                                                                                      Additions
                                                                           ------------------------------
                                                           Balance at      Charged to    Charged to Other               Balance at
                                                          Beginning of     Costs and        Accounts-       Deductions-   End of
                     Description                             Period        Expenses         Describe        Describe      Period
                     -----------                          ------------     ------------------------------   ----------- ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:             $  36            $ 19               --          $ 25(a)      $  30

Allowance for unrealized gains on marketable equity
securities:                                                  $(144)             --            $ (99)(b)        --         $(243)

Reserve for restructuring and other non-recurring
charges:                                                     $  36              --               --          $ 10(c)      $  26

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents increase in unrealized gain resulting from changes in market values.

(c) Represents payments made against restructuring reserves.

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                              (Amounts in Millions)

                       Column A                            Column B                   Column C            Column D        Column E

                                                                                      Additions
                                                                           ------------------------------
                                                           Balance at      Charged to    Charged to Other               Balance at
                                                          Beginning of     Costs and        Accounts-       Deductions-   End of
                     Description                             Period        Expenses         Describe        Describe      Period
                     -----------                          ------------     ------------------------------   ----------- ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:              $  48            $ 23              --            $ 35 (a)    $  36

Allowance for unrealized gains on marketable equity
securities:                                                   $(166)             --              --            $ 22 (b)    $(144)

Reserve for restructuring and other non-recurring
charges:                                                      $  88              --              --            $ 52 (c)    $  36

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

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                              (Amounts in Millions)

                       Column A                            Column B                   Column C            Column D        Column E

                                                                                      Additions
                                                                           ------------------------------
                                                           Balance at      Charged to    Charged to Other               Balance at
                                                          Beginning of     Costs and        Accounts-       Deductions-   End of
                     Description                             Period        Expenses         Describe        Describe      Period
                     -----------                          ------------     ------------------------------   ----------- ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:             $  44             $ 30              --            $ 26 (a)    $  48

Allowance for unrealized gains on marketable equity
securities:                                                  $(206)              --              --            $ 40 (b)    $(166)

Reserve for restructuring and other non-recurring
charges:                                                     $  69             $ 52              --            $ 33 (c)    $  88

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents decrease in unrealized gain resulting from changes in market values.

(c) Represents payments made against restructuring reserves.

                                  EXHIBIT INDEX


         3.1 Delta's Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).*

         3.2 Delta's By-Laws.

         4.1 Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of New York, as Rights Agent, as amended by Amendment No. 1 thereto dated as of July 22, 1999 (Filed as Exhibit 1 to Delta's Form 8-A/A Registration Statement dated November 4, 1996, and Exhibit 3 to Delta's Amendment No. 1 to Form 8-A/A Registration Statement dated July 30,
1999).*

         4.2 Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 of this Form 10-K).

         4.3 Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

        4.4 Agreement dated May 31, 1989, among Delta, The Citizens and Southern National Bank and The Citizens and Southern National Bank of Florida relating to the appointment of a successor trustee under the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank (Filed as Exhibit 4.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

        4.5 Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.6 Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

        4.7 First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.8 Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

        4.9 Credit Agreement dated as of May 2, 1997, by and among Delta, Certain Banks and NationsBank, N.A. (South), as Agent Bank (Filed as Exhibit 4.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

        4.10 Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, Issuer, Delta, Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

        4.11 Amendment No. 1 dated July 27, 1999, to the Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, Issuer, Delta, Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes.

        4.12 Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, ESOP Trustee, and Wilmington Trust Company, Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

        Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

        10.1 Stock Purchase Agreement dated July 10, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated July 24, 1989).*

        10.2 Stock Purchase Agreement dated August 21, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd.(Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

        10.3 Stock Purchase Agreement dated October 26, 1989, between Singapore Airlines Limited and Delta (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K dated November 2, 1989).*

        10.4 Stock Purchase Agreement dated October 26, 1989, between Delta and Singapore Airlines Limited (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated November 2, 1989).*

        10.5 Sixth Amended and Restated Limited Partnership Agreement of WORLDSPAN, L.P. dated as of April 30, 1993 (Filed as Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

         10.6 Delta's Incentive Compensation Plan, as amended (Filed as Exhibit
10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

         10.7 Delta's 1989 Stock Incentive Plan, as amended (Filed as Appendix A to Delta's Proxy Statement dated September 15, 1997.)*

         10.8 Delta's Executive Deferred Compensation Plan, as amended (Filed as
Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

         10.9 Directors' Deferred Compensation Plan (Filed as Exhibit 10.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

         10.10 Directors' Charitable Award Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).*

         10.11 1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Senior Officer Excess Benefit Plan Agreement (Filed as
Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, and Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.12 Delta's Non-employee Directors' Stock Plan (Filed as Exhibit 4.5 to Delta's Registration Statement on Form S-8 (Registration No. 33-65391)).*

         10.13 Delta's Non-employee Directors' Stock Option Plan and Form of Award Agreement dated October 22, 1998 (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).*

        10.14 Form of Stock Option and Restricted Stock Award Agreements under Delta's 1989 Stock Incentive Plan (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

         10.15 Forms of Executive Retention Protection Agreements for Certain Officers (Filed as Exhibit 10.16 of Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

        10.16 Employment Agreement dated as of August 14, 1997 between Delta and Leo F. Mullin (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*

        10.17 Employment Agreement dated March 23, 1998 between Delta and Warren
C. Jenson (Filed as Exhibit 10.19 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

        10.18 Employment Agreement dated June 5, 1998 between Delta and Frederick W. Reid (Filed as Exhibit 10.20 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

        10.19 Employment Agreement dated September 17, 1998 between Delta and Robert L. Colman (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*

        10.20 Purchase Agreement No. 2022 between The Boeing Company and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

        10.21 Purchase Agreement No. 2025 between The Boeing Company and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

        10.22 Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between The Boeing Company and Delta (Filed as Exhibit 10.5 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

        10.23 Aircraft General Terms Agreement AGTA-DAL between The Boeing Company and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

        10.24 Agreement dated April 29, 1996, between Delta and The Air Line Pilots in the service of Delta as represented by the Air Line Pilots Association, International (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

         12. Statement regarding computation of ratio of earnings to fixed charges for the years ended June 30, 1999, 1998, 1997, 1996 and 1995.

         13.  Portions of Delta's 1999 Annual Report to Shareowners.

         23.  Consent of Arthur Andersen LLP.

         24.  Powers of Attorney.

         27.  Financial Data Schedule.

----------------------------
  *Incorporated herein by reference
** Portions of this exhibit have been omitted and filed separately with the Commission pursuant to Delta's request for confidential treatment.