Form 10-Q
period 1999-09-30
DELTA AIR LINES INC /DE/
filed 1999-11-15
CIK 27904

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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

                           Telephone: (404) 715-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


          Number of shares outstanding by each class of common stock, as of October 31, 1999:


         Common Stock, $1.50 par value - 132,866,260 shares outstanding

                             DELTA AIR LINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                    SEPTEMBER 30           JUNE 30
ASSETS                                                                                  1999                 1999
--------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                           $ 1,511              $ 1,124
    Short-term investments                                                                   93                   19
    Accounts receivable, net of allowance for uncollectible accounts
       of $32 at September 30, 1999 and $30 at June 30, 1999                                984                  602
    Deferred income taxes                                                                   416                  403
    Prepaid expenses and other                                                              532                  524
                                                                                        -------              -------
         Total current assets                                                             3,536                2,672
                                                                                        -------              -------

PROPERTY AND EQUIPMENT:
    Flight equipment                                                                     13,795               13,389
       Less:  Accumulated depreciation                                                    4,504                4,405
                                                                                        -------              -------
                                                                                          9,291                8,984
                                                                                        -------              -------

    Flight equipment under capital leases                                                   506                  515
       Less:  Accumulated amortization                                                      267                  264
                                                                                        -------              -------
                                                                                            239                  251
                                                                                        -------              -------

    Ground property and equipment                                                         3,900                3,862
       Less:  Accumulated depreciation                                                    2,159                2,123
                                                                                        -------              -------
                                                                                          1,741                1,739
                                                                                        -------              -------

    Advance payments for equipment                                                          542                  493
                                                                                        -------              -------

         Total property and equipment                                                    11,813               11,467
                                                                                        -------              -------

OTHER ASSETS:
    Marketable equity securities                                                            264                  523
    Investments in associated companies                                                     317                  300
    Cost in excess of net assets acquired, net                                              780                  782
    Leasehold and operating rights, net                                                     110                  113
    Other                                                                                   597                  687
                                                                                        -------              -------
         Total other assets                                                               2,068                2,405
                                                                                        -------              -------

Total assets                                                                            $17,417              $16,544
                                                                                        =======              =======

The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30            JUNE 30
LIABILITIES AND SHAREOWNERS' EQUITY                                                      1999                  1999
----------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                                $     661            $     660
    Current obligations under capital leases                                                   40                   39
    Accounts payable and miscellaneous accrued liabilities                                  2,212                2,144
    Air traffic liability                                                                   1,842                1,819
    Accrued salaries and vacation pay                                                         431                  470
    Accrued rent                                                                              187                  195
                                                                                        ---------            ---------
       Total current liabilities                                                            5,373                5,327
                                                                                        ---------            ---------

NONCURRENT LIABILITIES:
    Long-term debt                                                                          2,276                1,756
    Postretirement benefits                                                                 1,902                1,894
    Accrued rent                                                                              720                  720
    Capital leases                                                                            179                  196
    Deferred income taxes                                                                     986                  820
    Other                                                                                     470                  470
                                                                                        ---------            ---------
         Total noncurrent liabilities                                                       6,533                5,856
                                                                                        ---------            ---------


DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                                          630                  642
    Manufacturers' and other credits                                                          203                   76
                                                                                        ---------            ---------
       Total deferred credits                                                                 833                  718
                                                                                        ---------            ---------

COMMITMENTS AND CONTINGENCIES (See Notes 4 and 5)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock (issued and outstanding
    6,520,285 shares at September 30, 1999 and 6,547,495 shares at
       June 30, 1999)                                                                         469                  471
    Unearned compensation under
       employee stock ownership plan                                                         (258)                (276)
                                                                                        ---------            ---------
                                                                                              211                  195
                                                                                        ---------            ---------
SHAREOWNERS' EQUITY:
    Common Stock at par (total shares issued:  179,988,872 shares at
       September 30, 1999 and 179,763,547 shares at June 30, 1999)                            270                  270
    Additional paid-in capital                                                              3,219                3,208
    Accumulated other comprehensive income                                                    101                  149
    Retained earnings                                                                       3,104                2,756
    Treasury stock at cost (47,132,892 shares at September 30, 1999
       and 41,209,828 shares at June 30, 1999)                                             (2,227)              (1,935)
                                                                                        ---------            ---------
          Total shareowners' equity                                                         4,467                4,448
                                                                                        ---------            ---------

Total liabilities and shareowners' equity                                               $  17,417            $  16,544
                                                                                        =========            =========

                              DELTA AIR LINES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                           -------------------------------------
                                                                               1999                     1998
                                                                           -------------           -------------
OPERATING REVENUES:
     Passenger                                                             $       3,522           $       3,487
     Cargo                                                                           140                     139
     Other, net                                                                      215                     176
                                                                           -------------           -------------
       Total operating revenues                                                    3,877                   3,802
                                                                           -------------           -------------
OPERATING EXPENSES:
     Salaries and related costs                                                    1,318                   1,237
     Depreciation and amortization (See Note 8)                                      396                     218
     Aircraft fuel                                                                   367                     339
     Contracted services                                                             213                     183
     Passenger commissions                                                           202                     252
     Other selling expenses                                                          195                     196
     Landing fees and other rents                                                    184                     179
     Aircraft maintenance materials and outside repairs                              166                     143
     Aircraft rent                                                                   154                     145
     Passenger service                                                               133                     133
     Other                                                                           199                     225
                                                                           -------------           -------------
       Total operating expenses                                                    3,527                   3,250
                                                                           -------------           -------------
OPERATING INCOME                                                                     350                     552
                                                                           -------------           -------------
OTHER INCOME (EXPENSE):
     Interest expense                                                                (66)                    (49)
     Interest capitalized                                                             13                      10
     Interest income                                                                  20                      22
     Miscellaneous income, net                                                       266                       3
                                                                           -------------           -------------
                                                                                     233                     (14)
                                                                           -------------           -------------
INCOME BEFORE INCOME TAXES                                                           583                     538

INCOME TAXES PROVIDED, NET                                                          (231)                   (211)
                                                                           -------------           -------------
NET INCOME                                                                           352                     327

PREFERRED STOCK DIVIDENDS                                                             (3)                     (3)
                                                                           -------------           -------------
NET INCOME AVAILABLE TO COMMON
     SHAREOWNERS                                                           $         349           $         324
                                                                           =============           =============

BASIC EARNINGS PER SHARE                                                   $        2.53           $        2.19
                                                                           =============           =============

DILUTED EARNINGS PER SHARE                                                 $        2.38           $        2.08
                                                                           =============           =============

WEIGHTED AVERAGE SHARES USED IN
     PER SHARE COMPUTATION:
       Basic                                                                 138,300,991             147,929,524
       Diluted                                                               147,360,186             156,711,974

DIVIDENDS PER COMMON SHARE                                                 $       0.025           $       0.025
                                                                           =============           =============


The accompanying notes are an integral part of these consolidated statements.

                             DELTA AIR LINES, INC.
                              Statistical Summary
      Excluding the Statistics of Atlantic Southeast Airlines, Inc. (ASA)
                                  (Unaudited)


                                                            Three Months Ended
                                                               September 30
                                                           ---------------------
                                                             1999        1998
                                                           ---------   ---------
Statistical Summary:

     Revenue Passengers Enplaned (thousands)               27,183       27,602
     Revenue Passenger Miles (millions)                    28,296       28,113
     Available Seat Miles (millions)                       37,732       36,673
     Passenger Mile Yield                                   12.01c.      12.40c.
     Operating Revenue Per Available Seat Mile               9.94c.      10.37c.
     Operating Cost Per Available Seat Mile                  9.10c.       8.86c.
     Operating Cost Per Available Seat Mile --
       Excluding Asset Impairments and Other
       Non-Recurring Charges*                                8.71c.       8.86c.
     Passenger Load Factor                                  74.99        76.66%
     Breakeven Passenger Load Factor                        67.98%       64.52%
     Breakeven Passenger Load Factor -- Excluding
       Asset Impairments and Other Non-Recurring
       Charges*                                             64.70%       64.52%
     Revenue Ton Miles (millions)                           3,268        3,229
     Cargo Ton Miles (millions)                               437          418
     Cargo Ton Mile Yield                                   31.93c.      33.27c.
     Fuel Gallons Consumed (millions)                         713          703
     Average Price Per Fuel Gallon                          50.23c.      48.21c.
     Number of Aircraft in Fleet at End of Period             586          578
     Average Full-Time Equivalent Employees                72,300       71,000


* See Note 8 for additional discussion of asset impairments and other non-recurring charges.

                             DELTA AIR LINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                              THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                        ------------------------------
                                                                                          1999                  1998
                                                                                        ---------            ---------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                                                          $     352            $     327
    Adjustments to reconcile net income to cash
        provided by operating activities, net                                                 299                  314
    Changes in certain assets and liabilities, net                                           (280)                (104)
                                                                                        ---------            ---------
        Net cash provided by operating activities                                             371                  537
                                                                                        ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                                         (480)                (514)
        Ground property and equipment                                                        (103)                 (90)
    Decrease in short-term investments, net                                                   (74)                 (46)
    Proceeds from sale of investments                                                         115                   --
    Other, net                                                                                 95                    1
                                                                                        ---------            ---------
        Net cash used in investing activities                                                (447)                (649)
                                                                                        ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                                   10                   32
    Repurchase of common stock                                                                (45)                (441)
    Payments on long-term debt and capital lease obligations                                  (69)                 (31)
    Payments on notes payable                                                                 (42)                  --
    Issuance of long-term obligations                                                         571                   --
    Issuance of notes payable                                                                  42                   --
    Income tax benefit from exercise of stock options                                          --                   13
    Cash dividends                                                                             (4)                  (4)
                                                                                        ---------            ---------
        Net cash provided by (used in) financing activities                                   463                 (431)
                                                                                        ---------            ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                            387                 (543)
Cash and cash equivalents at beginning of period                                            1,124                1,077
                                                                                        ---------            ---------
Cash and cash equivalents at end of period                                              $   1,511            $     534
                                                                                        =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                                               $      65            $      56
    Income taxes                                                                        $      55            $      55


The accompanying notes are an integral part of these condensed consolidated statements.

                             DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                  (Unaudited)

1.     ACCOUNTING AND REPORTING POLICIES

              Our Company's accounting and reporting policies are summarized in
       Note 1 of the Notes to the Consolidated Financial Statements (page 41-42) in our 1999 Annual Report to Shareowners. These interim financial statements should be read in conjunction with the consolidated financial statements and the accompanying footnotes included in our 1999 Annual Report to Shareowners. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Due to seasonal variations in the demand for air travel, operating results for the periods presented do not necessarily indicate operating results for the entire year. We have reclassified certain amounts from prior years to be consistent with the presentation in our current year financial statements.

2.     LONG-TERM DEBT

              In July 1999, we issued $538 million of 8.125% unsecured notes in a public offering. We will use the proceeds of this offering for general corporate purposes. The notes mature on July 1, 2039, but we may redeem the notes at par on or after July 1, 2004.

3.     SHAREOWNERS' EQUITY

              During the September 1999 quarter, we issued 227,905 shares of common stock at an average price of $43.88 per share. These shares were issued under our broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and Non-Employee Directors' Stock Plan. In addition, we distributed 36,480 shares of common stock from treasury primarily under the 1989 Stock Incentive Plan. We returned 66,967 shares to treasury as a result of forfeited restricted stock.

              In fiscal 1996, our Board of Directors authorized us to repurchase common stock in connection with our Company's broad-based employee stock option plans. During the September 1999 quarter, we repurchased 892,577 shares of common stock, at an average price of $50.42 per share, under this authorization.

              In addition, we repurchased five million shares of common stock at a price of $48.99 per share. The repurchase was in connection with the unwinding of our equity cross-investments with Singapore Airlines Limited. For additional information, see Note 10 of this Form 10-Q.

              At September 30, 1999, our Company had shares of stock reserved as follows:

       - 38,446,989 shares of common stock for issuance under our broad-based employee stock option plans;
       - 14,448,358 shares of common stock for issuance under the 1989 Stock Incentive Plan;
       - 11,186,484 shares of common stock for conversion of Series B ESOP Convertible Preferred Stock;
       - 250,000 shares of common stock for issuance under the Non-Employee Directors' Stock Option Plan;
       - 493,879 shares of common stock for issuance under the Non-Employee Directors' Stock Plan; and
       - 2,250,000 shares of preferred stock for issuance under the Shareowner Rights Plan.

4.     AIRCRAFT PURCHASE COMMITMENTS

              Our aircraft fleet, purchase commitments, options and rolling options at September 30, 1999 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

                                               Current Fleet
                                    ---------------------------------------
                                                                                                           Rolling
       Aircraft Type                  Owned        Leased          Total        Orders        Options      Options
       ---------------------------  ----------   -----------   ------------   -----------   ----------   -----------
       B-727-200                          106            10            116             -            -             -
       B-737-200                            1            53             54             -            -             -
       B-737-300                            -            26             26             -            -             -
       B-737-600/700/800                   11             -             11           114           60           264
       B-757-200                           63            41            104            15           20            80
       B-767-200                           15             -             15             -            -             -
       B-767-300                            4            24             28             -            -             -
       B-767-300ER                         43             8             51             8           11            15
       B-767-400ER                          -             -              -            21           24            25
       B-777-200                            2             -              2            11           20            30
       L-1011-1                            12             -             12             -            -             -
       L-1011-250                           6             -              6             -            -             -
       L-1011-500                          10             -             10             -            -             -
       MD-11                                8             7             15             -            -             -
       MD-88                               63            57            120             -            -             -
       MD-90                               16             -             16             -            -             -
       ATR-72                               4             8             12             -            -             -
       EMB-120                             53             1             54             -            -             -
       CRJ-200                              1            26             27            18           45             -
       CRJ-700                              -             -              -            12            8             -
                                    ----------   -----------   ------------   -----------   ----------   -----------
       Total                              417           262            679           199          188           414
                                    ==========   ===========   ============   ===========   ==========   ===========

              During the September 1999 quarter, we accepted delivery of four new B-737-800 aircraft and four new B-757-200 aircraft. We sold four B-727-200 aircraft and three EMB-120 aircraft. We also exercised options for 18 B-737-800 aircraft. In addition, we acquired four new CRJ-200 aircraft and sold and leased back five CRJ-200 aircraft. We also retired one L-1011-1 aircraft and one L-1011-500 aircraft.

              Also during the September 1999 quarter, Atlantic Southeast Airlines (ASA) entered into a memorandum of understanding to lease seven ATR-72 aircraft during fiscal 2000.

              Subsequent to September 30, 1999, we accepted delivery of four new B-737-800 aircraft, one new B-757-200 aircraft and one new CRJ-200 aircraft.

              Future expenditures for aircraft and engines on firm order at October 31, 1999 are estimated to be $8.6 billion, as follows:

                                                                Amount
                      Fiscal Year Ending June 30             (In Millions)
                      --------------------------             -------------
                      Remainder of fiscal year 2000             $  2,180
                      2001                                         2,180
                      2002                                         1,420
                      2003                                           650
                      2004                                           500
                      After 2004                                   1,640
                                                                 -------
                             Total                               $ 8,570
                                                                 =======

              Our purchase commitments include future payments for eleven B-777 aircraft on order. These payments are included above based on their delivery dates under the related purchase agreement. The delivery of these aircraft are currently deferred, which could impact the timing of future payments. For additional information regarding the status of our B-777 fleet, see "Personnel Matters" on page 25 of this Form 10-Q.

5.     CONTINGENCIES

              Delta is a defendant in legal actions related to alleged employment discrimination practices, antitrust matters, environmental issues and other matters concerning our business. Although the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of these actions is not likely to have a material adverse effect on our consolidated financial statements.

6.      GEOGRAPHIC INFORMATION

              Our Company is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

                                                  For the Three Months Ended:
                                     ---------------------------------------------------
       (In Millions)                 September 30, 1999               September 30, 1998
       ---------------------------------------------------------------------------------
       Domestic                         $ 3,074                            $2,982
       Atlantic                             603                               646
       Latin America                        101                                76
       Pacific                               99                                98
                                        -------                            ------
             Total                      $ 3,877                            $3,802
                                        =======                            ======

7.     COMPREHENSIVE INCOME

              During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. The adoption of SFAS 130 had no net effect on our net income or shareowners' equity for the three months ended September 30, 1999 and 1998. Comprehensive income (net of income taxes) totaled $304 million for the three months ended September 30, 1999 and $289 million for the three months ended September 30, 1998.

8.     ASSET IMPAIRMENTS AND OTHER NON-RECURRING CHARGES

              During the September 1999 quarter, we recorded non-recurring pretax charges totaling $149 million, comprised of asset impairment losses and costs to streamline certain operations. The following discussion summarizes the non-recurring charges recorded during the quarter.

              We changed our business practice during September 1999 regarding the sale of surplus aircraft parts and entered into an agreement to sell a significant portion of our existing surplus aircraft parts inventory to a third party. As a result, we wrote down surplus aircraft parts and obsolete flight equipment and parts to their estimated fair values, resulting in a non-recurring pretax charge of $107 million. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and is included in depreciation and amortization in our Consolidated Statements of Operations. We determined the fair value of inventory that has been sold using the negotiated purchase price. The fair value of the remaining surplus inventory and flight equipment was determined by comparison to industry prices.

              Also during the September 1999 quarter, we implemented certain technology initiatives relating to airport renewal, flight scheduling and hardware platforms. These initiatives resulted in an impairment of legacy hardware and software assets under SFAS 121, and a non-recurring pretax charge totaling $26 million. This charge is included in depreciation and amortization in our Consolidated Statements of Operations.

              We have also remeasured the useful lives of certain technology assets that are still in use but that will be replaced earlier than originally planned as part of current initiatives. We are accelerating the depreciation of these assets over the new estimated useful lives of the technology.

              During the September 1999 quarter, management made a decision to streamline certain administrative processes and to close certain sales offices and stations. This decision resulted in non-recurring pretax charges totaling $16 million for employee severance benefits and lease termination costs. The charges are included in salaries and related costs and landing fees and other rents in our Consolidated Statements of Operations.

9.     FINANCIAL INSTRUMENTS - CONVERTIBLE SECURITIES

       INVESTMENT IN PRICELINE.COM INCORPORATED - During fiscal 1999, Delta entered into an agreement with priceline.com to provide ticket inventory for sale through priceline.com's Internet-based e-commerce system. As part of this agreement, we received warrants to purchase up to 18.6 million shares of priceline.com's common stock for $0.93 per share. All of the performance thresholds related to the exercise of the warrants have been met. However, the warrants, and the shares issuable when the warrants are exercised, are not registered under the Securities Act of 1933. We have certain demand and piggyback registration rights relating to the shares underlying our warrants.

              On August 17, 1999, pursuant to a registration statement that priceline.com filed with the SEC, we exercised warrants to purchase 1.8 million shares and sold the related shares in a public offering. The exercise of the warrants and sale of the related stock resulted in a pretax gain of $115 million, which is reflected in miscellaneous income, net in our Consolidated Statements of Operations.

              In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," we have marked-to-market the warrants that we reasonably expect to be exercisable into registered common shares of priceline.com during the next 12 months. Based upon our analysis, we expect that approximately 1.1 million shares of the common stock underlying our warrants will be registered. The estimated fair value of the warrants relating to these shares was approximately $70 million at September 30, 1999, which is recorded as marketable equity securities on our Consolidated Balance Sheets. The estimated fair value of these warrants was determined using the intrinsic value of the warrants at September 30, 1999.

              We have remaining warrants to purchase 15.7 million shares of priceline.com. The estimated fair value of the remaining warrants is approximately $1.0 billion, based upon the intrinsic value of the warrants at September 30, 1999. We do not currently expect the shares underlying these warrants to be registered within the next 12 months; therefore, their fair value is not reflected on our Consolidated Balance Sheets at September 30, 1999.

              Due to the subjective nature of the determination of the fair value of our equity investment in priceline.com, fluctuations in the price of priceline.com common stock could cause fluctuations in the amount recorded as marketable equity securities on our Consolidated Balance Sheets in future periods.

       INVESTMENT IN EQUANT - Delta is a member of the SITA Foundation, whose principal assets are the shares of Equant, N.V. (Equant), an international data network services company. We hold depository certificates that may become convertible into 816,228 shares of Equant. These certificates are not marketable under SFAS 115. Therefore, our investment is carried at cost (which is nominal) on our Consolidated Balance Sheets at September 30, 1999. The shares underlying the value of these certificates had an estimated fair market value of approximately $66 million at September 30, 1999.

10.    SALE OF INVESTMENT IN SINGAPORE AIRLINES LIMITED

              During September 1999, Delta sold its equity interest in Singapore Airlines. The sale resulted in a pretax gain of $137 million and cash proceeds of $318 million. The pretax gain is included in miscellaneous income, net in our Consolidated Statements of Operations. Because we did not receive the cash related to the sale until October 1999, the proceeds are reflected in accounts receivable, net on our Consolidated Balance Sheets at September 30, 1999.

              At the same time as this transaction, we repurchased five million shares of Delta common stock previously held by Singapore Airlines for $245 million. Because the cash paid for the repurchase was not disbursed until October 1999, the amount owed is reflected as accounts payable and miscellaneous accrued liabilities on our Consolidated Balance Sheets at September 30, 1999. The shares repurchased are recorded as treasury stock on our Consolidated Balance Sheets. In October 1999, we received net cash proceeds of $73 million from these transactions.

11.    EARNINGS PER SHARE

              We calculate basic earnings per share by dividing the income available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and convertible securities. The following table shows our computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                                  September 30
                                                           ----------------------------
                                                             1999                1998
                                                           ---------           --------
                                                       (In Millions, Except Per Share Data)
BASIC:

  Net income                                                $    352           $    327
    Dividends on allocated Series B ESOP
      Convertible Preferred Stock                                (3)                (3)
                                                            --------           --------
  Income available to common
    shareowners                                             $    349           $    324

  Weighted average shares outstanding                          138.3              147.9

  Basic earnings per share                                  $   2.53           $   2.19
                                                            ========           ========
DILUTED:
  Net income                                                $    352           $    327
    Adjustment to net income
      assuming conversion of Series B ESOP
      Convertible Preferred Stock                                (1)                (1)
                                                            --------           --------
  Income available to
    common shareowners                                      $    351           $    326

  Weighted average shares outstanding                          138.3              147.9

    Conversion of allocated Series B ESOP
      Convertible Preferred Stock                                5.1                4.8
    Exercise of stock options                                    3.8                4.0
    Performance-based stock plan                                 0.2                 --
                                                            --------           --------

  Weighted average shares outstanding
    as adjusted                                                147.4              156.7
  Diluted earnings per share                                $   2.38           $   2.08
                                                            ========           ========


12.    SALE OF RECEIVABLES

              During fiscal 1999, we sold a defined pool of our accounts receivable, on a revolving basis, through a special purpose, wholly owned subsidiary to a third party. In exchange for the receivables sold, we received cash and a subordinated promissory note, which totaled $218 million at September 30, 1999. The balance of the subordinated promissory note is included in accounts receivable, net on our Consolidated Balance Sheets.

              As part of the agreement, the subsidiary is required to pay fees to a third party based upon the amounts invested. For the September 1999 quarter, these fees approximated $5 million. This expense is included in other income (expense) under miscellaneous income (expense), net in our Consolidated Statements of Operations.

              For additional information regarding Delta's sale of a defined pool of our accounts receivable, see Note 16 of the Notes to the Consolidated Financial Statements (page 56) in our 1999 Annual Report to Shareowners.

13.    SUBSEQUENT EVENT - AGREEMENT TO ACQUIRE COMAIR HOLDINGS, INC.

              On October 17, 1999, Delta, Kentucky Sub, Inc., an indirect wholly owned subsidiary of Delta (Kentucky Sub), and Comair Holdings, Inc. (Comair) entered into an agreement and plan of merger (Merger Agreement) providing for the merger of Kentucky Sub into Comair. Comair is a holding company whose principal asset is its 100% ownership of Comair, Inc., a certificated regional jet carrier and a participant in the Delta Connection program. Prior to entering into the Merger Agreement, we beneficially owned approximately 22% of Comair's outstanding common stock.

              Pursuant to the Merger Agreement, Kentucky Sub began a tender offer on October 22, 1999 to purchase all the outstanding shares of Comair's common stock (other than shares already beneficially owned by Delta) at a price of $23.50 per share in cash. Kentucky Sub's obligation to purchase shares in the tender offer is conditioned on:

              1. the valid tendering of a number of shares of Comair's common stock which, together with the shares that Delta already beneficially owns, represents at least two-thirds of the outstanding shares of Comair's stock on a fully diluted basis;
              2. the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; and
              3.     other customary conditions.

              The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired on November 10, 1999.

              The tender offer is scheduled to expire on November 19, 1999.

              The Merger Agreement provides that Kentucky Sub will merge into Comair as soon as practicable after the purchase of shares under the tender offer and the satisfaction of certain conditions. At the effective time of the merger, each outstanding share of Comair's common stock (other than shares held in the treasury of Comair, shares already beneficially owned by Delta or shares for which dissenters' rights have been timely exercised) will be converted into the right to receive $23.50 in cash. When the merger becomes effective, Kentucky Sub will cease to exist and Comair and Comair, Inc. will become indirect, wholly owned subsidiaries of Delta.

              The total amount of funds required by our Company to consummate the tender offer and the merger and to pay related fees and expenses is estimated to be approximately $1.8 billion. We expect to obtain these funds from borrowings under a term loan facility that we intend to enter into with The Chase Manhattan Bank (Chase) as agent.

              Pursuant to a commitment letter dated October 17, 1999, we have obtained a commitment from Chase to provide a senior unsecured term loan of up to $1.9 billion to finance the tender offer and the merger. The principal terms of the term loan, including the covenants and events of default, will be substantially similar to those contained in our 1997 Bank Credit Agreement (See Note 5 of the Notes to the Consolidated Financial Statements (page 46) in our 1999 Annual Report to Shareowners).

              The term loan may be funded in two drawings, with the first drawdown on the business day following the expiration of the tender offer, and the second drawdown in connection with the consummation of the merger. All borrowings under the term loan will mature 24 months after the first drawdown date. The interest rate under this facility is, at Delta's option, the alternate base rate or the Eurodollar rate, in either case plus a margin that varies between 0% and 1% for alternate base rate borrowings and between 0.75% and 2.00% for Eurodollar borrowings, depending on Delta's long-term senior unsecured debt ratings (as established from time to time by Standard & Poor's and Moody's Investor Services). If our long-term senior unsecured debt is rated below investment grade, we will be required to maintain a specific coverage ratio as of the last day of each fiscal quarter.

              Chase's commitment to fund on the first drawdown date is subject to the following conditions:

              1. Chase's completion of and satisfaction in all respects with a due diligence investigation of Delta, Comair and their respective subsidiaries;
              2. there not having been, since September 30, 1999, any material adverse change in the condition or operations of Delta and its subsidiaries, considered as a whole (on a pro forma basis assuming consummation of the tender offer and the merger);
              3. Chase not becoming aware after October 17, 1999 of any information or other matter that in its judgment is inconsistent in a material and adverse manner with any information or other matter disclosed to it prior to October 17,1999;
              4. there not having occurred a material disruption of or material adverse change in conditions in the financial, banking or capital markets that, in Chase's reasonable judgment, could impair the syndication of the term loan;
              5. preparation of satisfactory documentation relating to the term loan; and
              6.     other customary closing conditions.

              Chase's obligation to fund on the second drawdown date is contingent upon the consummation of the merger and other customary conditions substantially similar to those that would be applicable to borrowings under our 1997 Bank Credit Agreement. We may prepay the term loan in whole or in part at any time.

              The summary of certain provisions of the Merger Agreement and the commitment letter with Chase does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and the commitment letter, which are included as Exhibits 99.1 and 99.2, and Exhibit 99.3, respectively, to this Form 10-Q.

14.    SUBSEQUENT EVENT - SALE OF INVESTMENT IN SAIRGROUP

             On October 8, 1999, we sold our equity interest in SAirGroup, the parent company of Swissair. The sale resulted in a pretax gain of $29 million and net proceeds of $114 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME AND EARNINGS PER SHARE

       For the quarter ended September 30, 1999, our Company reported unaudited consolidated operating income of $350 million and net income of $352 million. Excluding non-recurring charges and gains on sales of investments (as described below), operating income totaled $499 million and net income totaled $290 million. For the quarter ended September 30, 1998, we recorded operating income of $552 million and net income of $327 million. Our operating margin, which is the ratio of operating income to operating revenues, was 9.0% for the September 1999 quarter. Operating margin was 12.9% excluding non-recurring charges, compared to 14.5% for the September 1998 quarter.

       Pretax income of $583 million for the September 1999 quarter resulted in an income tax provision of $231 million. After a $3 million provision for preferred stock dividends, net income available to common shareowners was $349 million.

       Basic earnings per share totaled $2.53 for the September 1999 quarter, compared to $2.19 for the September 1998 quarter, a 16% increase. Diluted earnings per share increased 14% from $2.08 in the September 1998 quarter to $2.38 in the September 1999 quarter. Excluding non-recurring charges and gains on sales of investments, diluted earnings per share was $1.96 for the September 1999 quarter.

       During the September 1999 quarter, our Company recorded pretax non-recurring charges totaling $149 million ($91 million after tax, or $0.66 basic and $0.62 diluted earnings per share). For additional information regarding these charges, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q. Also during the September 1999 quarter, we sold our equity interest in Singapore Airlines Limited, resulting in a pretax gain of $137 million. We exercised a portion of our warrants in priceline.com and sold the related shares for a pretax gain of $115 million. These sales provided a total pretax gain of $252 million ($154 million after tax, or $1.11 basic and $1.04 diluted earnings per share).

       Our results for the quarter ending September 30, 1999 include the results of operations for ASA Holdings, Inc. (ASA Holdings). For information regarding our acquisition of ASA Holdings, see Note 17 of the Notes to the Consolidated Financial Statements (page 57) in our 1999 Annual Report to Shareowners.

OPERATING REVENUES

       Our operating revenues totaled $3.88 billion in the September 1999 quarter, a 2% increase from $3.80 billion in the September 1998 quarter. Passenger revenue increased 1% to $3.5 billion, the result of a 2% increase in revenue passenger miles offset by a 1% decrease in passenger mile yield.

DOMESTIC PASSENGER REVENUES - Domestic passenger revenues rose 2% to $2.83 billion for the September 1999 quarter, reflecting a 1% increase in revenue passenger miles and a 1% increase in passenger mile yield. Domestic capacity increased 5%, primarily due to the inclusion of ASA Holdings in our results of operations for the September 1999 quarter and the expansion of our fleet. During the September 1998 quarter, we experienced increased traffic due to a pilot strike at one of our competitors. During the September 1999 quarter, our operations were adversely affected by flight cancellations related to Hurricane Floyd. Passenger mile yield continues to be negatively impacted by capacity increases from competitors.

INTERNATIONAL PASSENGER REVENUES - International passenger revenues decreased 4% to $695 million during the September 1999 quarter. The decrease reflects a 9% decline in passenger mile yield, partially offset by a 5% increase in revenue passenger miles. The decline in passenger mile yield is primarily due to competitive pressures resulting from industry-wide capacity increases on Atlantic routes and lower demand on Pacific routes. The increase in revenue passenger miles reflects Delta's continued international expansion, particularly in Latin American and Atlantic markets.

CARGO REVENUES AND OTHER REVENUES - Cargo revenue rose less than 1% in the September 1999 quarter. Cargo ton miles increased 5%, while the cargo ton mile yield decreased 3%. We utilized competitive pricing strategies in Latin America and Atlantic markets to increase cargo traffic, which resulted in higher cargo ton miles and lower ton mile yields. Ton mile yield was also affected by continued overcapacity in the Atlantic market and increased competition in domestic markets. Other revenues increased 22% to $215 million, largely due to increases in miles sold to our frequent flyer partners.

OPERATING EXPENSES

       Operating expenses for the September 1999 quarter totaled $3.53 billion, rising 9% from the September 1998 quarter. Excluding non-recurring charges and the impact of the inclusion of ASA Holdings in the September 1999 quarter, operating expenses increased 1% from the September 1998 quarter. Operating capacity increased 5% to 38.35 billion available seat miles.

         Salaries and related costs grew 7%, reflecting a 6% increase in average full-time equivalent employees and a general salary increase effective January 1, 1999. Consistent with our customer service initiatives, we have increased staffing in the areas of in-flight service and reservations. The rise in full-time equivalent employees is also a result of the inclusion of the employees of ASA Holdings in the September 1999 quarter. September 1999 quarterly salary expense also includes non-recurring charges of $12 million associated with our decision to streamline certain operations and administrative processes and close certain sales offices and stations.

         Depreciation and amortization expense rose 82%, which includes non-recurring charges of $133 million resulting from the impairment of surplus and obsolete aircraft parts, as well as certain technology legacy assets. Excluding these charges, depreciation and amortization expense rose 21% due to the acquisition of additional flight and ground equipment and the inclusion of depreciation and amortization expense for Atlantic Southeast Airlines, Inc.
(ASA). Aircraft fuel expense increased 8%, the result of a 5% rise in our average fuel price per gallon and a 4% increase in fuel gallons consumed.

         Contracted services expense increased 16% due to higher contracted ground handling and cabin cleaning expenses, higher information technology costs, higher cargo and ramp handling expenses, and expanded operations in new and existing markets, as well as the inclusion of ASA's contracted services expense. Passenger commissions decreased 20%, reflecting changes to the commission rate structure for international travel implemented in October 1998 and an increase in the use of low cost distribution channels by our customers.

         Landing fees and other rents rose 3% due to $4 million of non-recurring charges, which resulted from our Company's decision to streamline its operations by terminating certain lease agreements. Excluding these non-recurring charges, landing fees and other rents increased 1%. Aircraft maintenance materials and outside repairs expenses rose 16%, primarily due to the inclusion of ASA's outside repairs expense. Aircraft rentals increased 6% as a result of an increased number of leased aircraft, primarily due to the inclusion of ASA. The 12% reduction in other costs was primarily attributable to lower professional fees and insurance expense.

OTHER INCOME (EXPENSE)

         Nonoperating income in the September 1999 quarter was $233 million, compared to nonoperating expense of $14 million in the September 1998 quarter. Interest expense increased 35% due to higher levels of debt outstanding. Interest income decreased 9% due to lower average interest rates received, partially offset by higher investment balances. Miscellaneous income increased $263 million, primarily due to a $137 million gain on the sale of our Singapore Airlines investment and a $115 million gain on the sale of a portion of our investment in priceline.com.

FINANCIAL CONDITION

         Cash and cash equivalents and short-term investments totaled $1.6 billion at September 30, 1999, compared to $1.1 billion at June 30, 1999. Our principal sources and uses of cash during the three months ended September 30, 1999 are detailed below.

SOURCES:

-      Generated $371 million of cash from operations.
-      Issued $571 million in long-term debt.
- Generated $115 million in net proceeds from the exercise of a portion of our warrants in priceline.com and the sale of the related shares.
- Generated $91 million in proceeds from the sale-leaseback of five CRJ-200 aircraft and the sale of three EMB-120 aircraft.
- Issued 227,905 shares of common stock for $10 million. These shares were primarily issued under our broad-based employee stock option plans.

USES:
- Invested $480 million in flight equipment and $103 million in ground property and equipment.
-      Paid $45 million to repurchase 892,577 shares of common stock.
- Made principal payments of $69 million on long-term debt and capital lease obligations.
-      Paid $4 million in cash dividends on our common stock.

         The Company may prepay its long-term debt and repurchase common stock from time to time. For information regarding share repurchases, see Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-Q and Note 11 of the Notes to the Consolidated Financial Statements (page 53) in our 1999 Annual Report to Shareowners.

         As of September 30, 1999, our Company had a negative working capital position of $1.8 billion, compared to negative working capital of $2.7 billion at June 30, 1999. A negative working capital position is normal for us, primarily due to our air traffic liability, and does not indicate a lack of liquidity. We expect to meet our obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions.

        At September 30, 1999, we had $1.25 billion of credit available under our 1997 Bank Credit Agreement. For additional information regarding this agreement, see Note 5 of the Notes to the Consolidated Financial Statements (pages 46-48) in our 1999 Annual Report to Shareowners.

       Long-term debt and capital lease obligations (including current maturities) totaled $3.2 billion at September 30, 1999, compared to $2.7 billion at June 30, 1999. Shareowners' equity was $4.5 billion at September 30, 1999 and June 30, 1999. Our debt-to-equity position, including current maturities, was 40% debt and 60% equity at September 30, 1999 and 36% debt and 64% equity at June 30, 1999. The change in the debt-to-equity position from June 30, 1999 reflects debt issued during July 1999 for general corporate purposes.

       At September 30, 1999, $290 million of the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes were outstanding. Delta is required to purchase the Series C ESOP Notes in certain circumstances. See Note 5 of the Notes to the Consolidated Financial Statements (pages 46-48) in our 1999 Annual Report to Shareowners.

       For additional information regarding our outstanding debt, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

       At its meeting on October 28, 1999, our Board of Directors declared a cash dividend of 2.5 cents per common share, payable December 1, 1999, to shareowners of record on November 10, 1999.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding our membership in the SITA Foundation and our investment in priceline.com, see Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-Q. For additional information regarding Delta's exposure to market risks, see "Market Risks Associated With Financial Instruments" (pages 34-35), as well as Notes 2 and 4 (pages 43-44 and 45, respectively) of the Notes to the Consolidated Financial Statements in our 1999 Annual Report to Shareowners.

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Delta Air Lines, Inc.:

       We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1999, and the related consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP
--------------------------

Atlanta, Georgia
November 10, 1999

PART II.  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

       Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan, members of our Board of Directors may defer all or a part of their cash compensation earned as a director for a specific period of time. A participating director can choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Savings Plan is the Delta Common Stock Fund, a fund invested primarily in our Company's common stock. During the quarter ended September 30, 1999, a participant in the Plan deferred $18,125 in the Delta Common Stock Fund, which is equivalent to approximately 331 shares of common stock at prevailing market prices. These transactions were not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of such Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At our Annual Meeting of Shareowners held on October 28, 1999, the owners of our common stock voted together as a single class with the owners of our Series B ESOP Convertible Preferred Stock. The resulting actions are detailed below.

1. Elected the persons named below to our Board of Directors by the following vote:

                                               FOR                 WITHHELD
                                               ---                 --------
          Edwin L. Artzt                   132,271,924            2,506,911
          James L. Broadhead               132,273,547            2,505,288
          Edward H. Budd                   132,359,795            2,419,040
          R. Eugene Cartledge              132,361,823            2,417,012
          Mary Johnston Evans              132,385,943            2,392,892
          George M.C. Fisher               132,475,285            2,303,550
          David R. Goode                   132,484,312            2,294,523
          Gerald Grinstein                 132,296,889            2,481,946
          Leo F. Mullin                    132,400,539            2,378,296
          Andrew J. Young                  131,802,878            2,975,957

       There were no broker non-votes on this matter.

2. Ratified the appointment of Arthur Andersen LLP as our independent auditors for fiscal year 2000 by a vote of 133,291,938 FOR; 845,846 AGAINST; and 641,051 ABSTENTIONS. There were no broker non-votes on this matter.

3. Defeated a shareowner proposal relating to cumulative voting for directors, by a vote of 43,481,122 FOR; 62,199,784 AGAINST; and 16,002,335 ABSTENTIONS. There were 13,095,594 broker non-votes on this matter.

4. Defeated a shareowner proposal relating to executive compensation matters, by a vote of 11,343,838 FOR; 102,378,332 AGAINST; and 7,961,071
       ABSTENTIONS. There were 13,095,594 broker non-votes on this matter.

5. Defeated a shareowner proposal relating to executive severance packages, by a vote of 26,497,823 FOR; 85,756,124 AGAINST; and 9,429,294
       ABSTENTIONS. There were 13,095,594 broker non-votes on this matter.

ITEM 5. OTHER INFORMATION

YEAR 2000

       Our Company has completed all phases of our Year 2000 program for our aircraft fleet, onboard flight support systems, and onboard flight management systems. In addition, all Year 2000 phases for our ground-based, safety-related computer systems and equipment and all critical internal business systems are complete. We will continue to test selected systems and equipment through December 31, 1999 as part of our normal systems maintenance. We will also monitor these systems well into calendar year 2000 to confirm that our hardware and software are operating correctly.

       We are replacing customer service hardware that is currently installed at our airport facilities with upgraded, Year 2000 compliant hardware. We began this effort in September 1998 and expect to complete installation during the December 1999 quarter.

       We will continue to communicate with third parties during the December 1999 quarter to determine our exposure to the failure of the third parties to remediate their Year 2000 issues, and to resolve any problems discovered to the extent practicable.

       Our Company estimates that the total cost of achieving Year 2000 readiness for our internal systems and equipment is approximately $110 million. We have recognized $97 million as expense ($6 million of which was incurred in the September 1999 quarter) in our Consolidated Statements of Operations through September 30, 1999.

       This "Year 2000" section is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act enacted in October 1998. This "Year 2000" section includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Our Company uses the words "believes", "expects", "estimates" and similar expressions to identify forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that could cause these differences include, but are not limited to:

- the ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment;
- the availability of qualified personnel and other information technology resources; and
- the actions of governmental agencies or other third parties with respect to Year 2000 problems.

       For additional information regarding our Year 2000 program, see pages 29-31 of our 1999 Annual Report to Shareowners.

BROAD-BASED STOCK OPTION PLANS

       For information regarding our broad-based stock option plans, see Note 15 of our 1999 Annual Report to Shareowners (pages 55-56) and Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

PERSONNEL MATTERS

   COLLECTIVE BARGAINING AGREEMENTS

         For information regarding our employees who are represented by unions, see "Collective Bargaining Agreements" on page 32 of our 1999 Annual Report to Shareowners.

         In October 1999, the National Mediation Board certified the election of the Transport Workers Union to represent Delta's 107 pilot ground training instructors.

         Unions are currently seeking to become the collective bargaining representative of various groups of our employees. The outcome of these matters cannot presently be determined.

   B-777 AND B-767-400 PILOT NEGOTIATIONS

         In September 1999, Delta and the negotiating committee of the Delta Air Line Pilots Association, International (ALPA) reached a tentative agreement that sets pilot pay rates and working conditions for B-777 and B-767-400 aircraft. The tentative agreement has been approved by the Delta ALPA Master Executive Council, but is subject to ratification by Delta pilots. The outcome of the ratification vote is scheduled to be announced in December 1999 and cannot presently be determined.


   PILOT COLLECTIVE BARGAINING AGREEMENT NEGOTIATIONS


         On September 8, 1999, Delta began negotiations with ALPA on a new collective bargaining agreement to replace the existing contract, which becomes amendable on May 2, 2000. The outcome of these negotiations cannot presently be determined.

LITIGATION

         On October 17, 1999, Delta, Kentucky Sub, Inc. (an indirect, wholly owned subsidiary of Delta) and Comair Holdings, Inc. (Comair) entered into an agreement and plan of merger (Merger Agreement) providing for the merger of Kentucky Sub into Comair. See Note 13 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

         As discussed below, five lawsuits are pending relating to the Merger Agreement. Each of these lawsuits names as defendants Comair, the members of the Comair Board of Directors and

Delta, and seeks to proceed on behalf of a purported class of Comair common shareholders other than the defendants.

1. On or about October 19, 1999, an action styled Barkley v. Comair Holdings, Inc. was commenced by a purported Comair shareholder in the Jefferson County Circuit Court, Commonwealth of Kentucky. The complaint alleges, among other things: (a) that the members of the Comair Board of Directors breached their fiduciary duties to Comair shareholders by agreeing to allegedly inadequate consideration in the Merger Agreement; and (b) that Delta, which plaintiff alleges to be a "controlling shareholder" of Comair, allegedly aided and abetted those breaches of fiduciary duty, all of which allegedly has deprived Comair shareholders of the highest value available to them for their shares. The complaint seeks to enjoin Delta's acquisition of Comair; to rescind the acquisition if it is consummated; unspecified monetary damages; and costs and attorneys' fees. On October 29, 1999, the Jefferson County Circuit Court issued an opinion and order denying plaintiff's motions for a temporary restraining order enjoining Delta's acquisition of Comair and invalidating certain provisions of the Merger Agreement.

2. On October 20, 1999, an action styled Byrnes v. Castellini was commenced by two purported Comair shareholders in the Supreme Court of the State of New York for Nassau County. The complaint makes allegations and seeks relief substantially similar to the allegations made and relief sought in the Barkley complaint, and also alleges that Delta breached fiduciary duties it owed directly to Comair shareholders.

3. On October 28, 1999, plaintiffs in three other previously filed actions filed a first amended consolidated class action complaint in the Boone County Circuit Court, Commonwealth of Kentucky, under the caption Schear v. Comair Corporation. On October 29, 1999, the Boone County Circuit Court consolidated the three actions. The amended consolidated complaint alleges (a) that the price for Comair shares agreed to in the Merger Agreement is inadequate; (b) that the members of the Comair Board of Directors breached their fiduciary duties to Comair shareholders by allegedly failing to thoroughly investigate the value of Comair before entering into the Merger Agreement; and (c) that Delta purportedly aided and abetted these alleged breaches of duty. The amended consolidated complaint, among other things, also makes other related claims against the Comair Board of Directors and Comair's financial advisor, Morgan Stanley Dean Witter. The amended consolidated complaint seeks preliminary and permanent injunctive relief against Delta's acquisition of Comair; compensatory and/or rescissory damages in an unspecified amount; and costs and attorneys' fees. On October 29, 1999, the Boone County Circuit Court denied plaintiffs' motion for a preliminary injunction to enjoin Delta's acquisition of Comair and for expedited discovery.

4. On October 28, 1999, an action styled Deutch v. Mueller was commenced by a purported Comair shareholder in the Court of Common Pleas of Hamilton County, Ohio. The complaint makes allegations and seeks relief substantially similar to the allegations made and relief sought in the Schear amended consolidated complaint and in the Barkley complaint.

5. On November 1, 1999, an action styled Shutte v. Comair Holdings, Inc. was commenced by a purported Comair shareholder in the Jefferson County Circuit Court in the Commonwealth of

Kentucky. The complaint makes allegations and seeks relief substantially similar to the allegations made and relief sought in the Barkley complaint.

     On November 10, 1999, counsel for the parties to the five lawsuits described above entered into a memorandum of understanding (Memorandum of Understanding) setting forth the parties' agreement-in-principle to the terms of a proposed settlement of those actions. Under the Memorandum of Understanding, which was agreed to by Comair, the members of the Comair Board of Directors and Delta (collectively, Defendants) solely to avoid the burden, expense and distraction of further litigation, Defendants (1) agreed to amend the Merger Agreement to eliminate the $50 million termination fee payable to Delta if the Merger Agreement were terminated in the event Comair received and accepted a superior acquisition offer or in certain other circumstances; and (2) agreed to certain other matters, including meeting with plaintiffs' counsel and their financial experts and discussing with them the considerations of the Comair Board of Directors leading up to the Merger Agreement and providing plaintiffs' counsel with an opportunity to review and comment upon the disclosure contained in the publicly filed disclosure documents relating to the Merger Agreement. The settlement contemplated in the Memorandum of Understanding is subject to a number of conditions, including consummation of Delta's acquisition of Comair as contemplated in the Merger Agreement; completion by plaintiffs of appropriate discovery reasonably satisfactory to plaintiffs' counsel; drafting and execution of definitive settlement documents; and final approval of the settlement by the Boone County Circuit Court following notice and a hearing regarding its fairness and adequacy to Comair shareholders other than the Defendants. If the Court approves the settlement that is contemplated in the Memorandum of Understanding, the Defendants and certain other parties will be released and discharged from all claims that were or could have been raised against them in the actions or in connection with the Merger Agreement and the actions will be dismissed with prejudice as to a class consisting of all Comair shareholders (other than Defendants) for the period from May 19, 1999, through and including the effective time of the merger of Kentucky Sub into Comair. In connection with Court approval of the settlement contemplated in the Memorandum of Understanding, plaintiffs' counsel intend to apply to the Court for an award of fees to be paid by Comair or its successor corporation up to an aggregate amount of $675,000 and expenses up to an aggregate of $75,000, which Defendants have agreed in principle not to oppose.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits


         12.  Computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.  Financial Data Schedule (For SEC use only).

       99.1   Agreement and Plan of Merger, dated as of October 17, 1999, among
              Comair Holdings, Inc., Delta Air Lines, Inc. and Kentucky Sub,
              Inc. (Incorporated herein by reference to Exhibit 3 of Amendment
              No. 3 to the Statement on Schedule 13D filed by Delta Air Lines,
              Inc. and Delta Air Lines Holdings, Inc. on October 18, 1999).

       99.2   Amendment No. 1 to Agreement and Plan of Merger, dated as of
              November 10, 1999, among Comair Holdings, Inc., Delta Air Lines,
              Inc. and Kentucky Sub, Inc. (Incorporated herein by reference to Exhibit (a)(8) to Amendment No. 3 to the Schedule 14D-1 filed by
              Delta Air Lines, Inc., Delta Air Lines Holdings, Inc. and Kentucky
              Sub, Inc. on November 12, 1999).

       99.3   Term Loan Commitment Letter from Chase Securities Inc. and The
              Chase Manhattan Bank to Delta Air Lines, Inc. dated October 17,
              1999 (Incorporated herein by reference to Exhibit (b)(1) to the Statement on Schedule 14D-1 filed by Delta Air Lines, Inc.,
              Kentucky Sub, Inc. and Delta Air Lines Holdings, Inc. on October
              22, 1999).

(b)    Reports on Form 8-K:

       We filed a Current Report on Form 8-K dated July 13, 1999 relating to our sale of a defined pool of accounts receivable, certain antitrust litigation, our deferral of orders for eleven B-777 aircraft and the retirement of our Chief Operating Officer.

       We filed a Current Report on Form 8-K dated July 16, 1999 to file certain documents as exhibits to our Registration Statement on Form S-3 (Registration No. 333-58647).

       We filed a Current Report on Form 8-K dated July 23, 1999 to report our financial results for the three and twelve month periods ended June 30, 1999.

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




                                                   Delta Air Lines, Inc.
                                             ---------------------------------
                                                      (Registrant)


                                             By: /s/ Edward H. West
                                             ---------------------------------
                                                     Edward H. West
                                             Executive Vice President
                                             and Chief Financial Officer


November 12, 1999