Form 10-Q
period 1999-12-31
DELTA AIR LINES INC /DE/
filed 2000-02-14
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1999

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

                            Telephone: (404) 715-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


           Number of shares outstanding by each class of common stock, as of January 31, 2000:


         Common Stock, $1.50 par value - 129,095,674 shares outstanding

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31        JUNE 30
ASSETS                                                                             1999             1999
----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)


CURRENT ASSETS:
    Cash and cash equivalents                                                   $   1,664        $   1,124
    Short-term investments                                                            653               19
    Accounts receivable, net of allowance for uncollectible accounts
       of $37 at December 31, 1999 and $30 at June 30, 1999                           492              602
    Deferred income taxes                                                             455              403
    Prepaid expenses and other                                                        626              524
                                                                                ---------        ---------
         Total current assets                                                       3,890            2,672
                                                                                ---------        ---------


PROPERTY AND EQUIPMENT:
    Flight equipment                                                               14,965           13,389
       Less:  Accumulated depreciation                                              4,980            4,405
                                                                                ---------        ---------
                                                                                    9,985            8,984

    Flight equipment under capital leases                                             506              515
       Less:  Accumulated amortization                                                279              264
                                                                                ---------        ---------
                                                                                      227              251

    Ground property and equipment                                                   4,049            3,862
       Less:  Accumulated depreciation                                              2,227            2,123
                                                                                ---------        ---------
                                                                                    1,822            1,739

    Advance payments for equipment                                                    537              493
                                                                                ---------        ---------

         Total property and equipment                                              12,571           11,467
                                                                                ---------        ---------


OTHER ASSETS:
    Marketable equity securities                                                      528              523
    Investments in associated companies                                               112              300
    Cost in excess of net assets acquired, net                                      2,060              782
    Leasehold and operating rights, net                                               108              113
    Other                                                                             602              687
                                                                                ---------        ---------
         Total other assets                                                         3,410            2,405
                                                                                ---------        ---------

Total assets                                                                    $  19,871        $  16,544
                                                                                =========        =========


The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31        JUNE 30
LIABILITIES AND SHAREOWNERS' EQUITY                                               1999             1999
---------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                        $     670        $     660
    Current obligations under capital leases                                           42               39
    Accounts payable and miscellaneous accrued liabilities                          2,492            2,209
    Air traffic liability                                                           1,491            1,819
    Accrued salaries and vacation pay                                                 486              470
    Accrued rent                                                                      267              195
                                                                                ---------        ---------
         Total current liabilities                                                  5,448            5,392
                                                                                ---------        ---------

NONCURRENT LIABILITIES:
    Long-term debt                                                                  4,144            1,756
    Postretirement benefits                                                         1,911            1,894
    Accrued rent                                                                      720              720
    Capital leases                                                                    159              196
    Deferred income taxes                                                             953              755
    Other                                                                             473              470
                                                                                ---------        ---------
         Total noncurrent liabilities                                               8,360            5,791
                                                                                ---------        ---------


DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                                  617              642
    Manufacturers' and other credits                                                  242               76
                                                                                ---------        ---------
         Total deferred credits                                                       859              718
                                                                                ---------        ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)


EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock (issued and outstanding
      6,498,921 shares at December 31, 1999 and 6,547,495 shares at
      June 30, 1999)                                                                  468              471
    Unearned compensation under employee ownership plan                              (249)            (276)
                                                                                ---------        ---------
                                                                                      219              195
                                                                                ---------        ---------


SHAREOWNERS' EQUITY:
    Common Stock at par (total shares issued:  180,034,631 shares at
       December 31, 1999 and 179,763,547 shares at June 30, 1999)                     270              270
    Additional paid-in capital                                                      3,222            3,208
    Accumulated other comprehensive income                                            266              149
    Retained earnings                                                               3,454            2,756
    Treasury stock at cost (47,141,161 shares at December 31, 1999
       and 41,209,828 shares at June 30, 1999)                                     (2,227)          (1,935)
                                                                                ---------        ---------
         Total shareowners' equity                                                  4,985            4,448
                                                                                ---------        ---------

Total liabilities and shareowners' equity                                       $  19,871        $  16,544
                                                                                =========        =========


The accompanying notes are an integral part of these consolidated balance sheets.

                              DELTA AIR LINES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      DECEMBER 31                        DECEMBER 31
                                                           -------------------------------     -------------------------------
                                                                1999              1998               1999              1998
                                                           -------------     -------------     -------------     -------------
OPERATING REVENUES:
  Passenger                                                $       3,362     $       3,135     $       6,884     $       6,622
  Cargo                                                              153               150               293               290
  Other, net                                                         198               163               413               338
                                                           -------------     -------------     -------------     -------------
   Total operating revenues                                        3,713             3,448             7,590             7,250
                                                           -------------     -------------     -------------     -------------

OPERATING EXPENSES:
  Salaries and related costs                                       1,348             1,217             2,654             2,454
  Depreciation and amortization                                      285               233               548               451
  Aircraft fuel                                                      384               351               750               689
  Contracted services                                                216               193               428               376
  Passenger commissions                                              174               208               377               459
  Other selling expenses                                             181               179               376               375
  Landing fees and other rents                                       179               164               359               344
  Aircraft maintenance materials and outside repairs                 149               138               315               281
  Aircraft rent                                                      169               146               323               291
  Passenger service                                                  122               124               255               257
  Asset writedowns and other special charges                         320                --               469                --
  Other                                                              178               175               379               401
                                                           -------------     -------------     -------------     -------------
   Total operating expenses                                        3,705             3,128             7,233             6,378
                                                           -------------     -------------     -------------     -------------

OPERATING INCOME                                                       8               320               357               872
                                                           -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (77)              (43)             (143)              (92)
  Interest capitalized                                                11                12                24                22
  Interest income                                                     37                12                58                33
  Miscellaneous income (expense), net                                (48)               19               (35)               23
  Gains from sales of investments                                    649                --               901                --
                                                           -------------     -------------     -------------     -------------
                                                                     572                --               805               (14)
                                                           -------------     -------------     -------------     -------------

INCOME BEFORE INCOME TAXES                                           580               320             1,162               858

INCOME TAXES PROVIDED, NET                                          (228)             (126)             (458)             (338)
                                                           -------------     -------------     -------------     -------------

NET INCOME                                                           352               194               704               520

PREFERRED STOCK DIVIDENDS                                             (3)               (3)               (6)               (5)
                                                           -------------     -------------     -------------     -------------

NET INCOME AVAILABLE TO COMMON
  SHAREOWNERS                                              $         349     $         191     $         698     $         515
                                                           =============     =============     =============     =============

BASIC EARNINGS PER SHARE                                   $        2.62     $        1.34     $        5.15     $        3.54
                                                           =============     =============     =============     =============

DILUTED EARNINGS PER SHARE                                 $        2.50     $        1.29     $        4.88     $        3.38
                                                           =============     =============     =============     =============

WEIGHTED AVERAGE SHARES USED IN
  PER SHARE COMPUTATION:
   Basic                                                     132,870,954       142,655,879       135,586,267       145,292,702
   Diluted                                                   140,022,881       149,432,270       143,687,917       153,406,063

DIVIDENDS PER COMMON SHARE                                 $       0.025     $       0.025     $       0.050     $       0.050
                                                           =============     =============     =============     =============


The accompanying notes are an integral part of these consolidated statements.

                              DELTA AIR LINES, INC.
                        CONSOLIDATED STATISTICAL SUMMARY
  EXCLUDING THE STATISTICS OF ATLANTIC SOUTHEAST AIRLINES, INC., COMAIR INC.,
                AND ASSET WRITEDOWNS AND OTHER SPECIAL CHARGES*
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                            DECEMBER 31                                DECEMBER 31
                                                  -------------------------------           -------------------------------
STATISTICAL SUMMARY:                                 1999                 1998                 1999                 1998
                                                  ----------           ----------           ----------           ----------
Revenue Passengers Enplaned (thousands)              25,739               25,547               52,922               53,149
Revenue Passenger Miles (millions)                   25,168               24,823               53,465               52,935
Available Seat Miles (millions)                      36,212               35,923               73,944               72,596
Passenger Mile Yield                                  12.55(cents)         12.63(cents)         12.26(cents)         12.51(cents)
Operating Revenue Per Available Seat Mile              9.68(cents)          9.60(cents)          9.81(cents)          9.99(cents)
Operating Cost Per Available Seat Mile                 8.88(cents)          8.71(cents)          8.79(cents)          8.79(cents)
Passenger Load Factor                                 69.50 %              69.10 %              72.30 %              72.92 %
Breakeven Passenger Load Factor                       63.12 %              62.06 %              63.96 %              63.32 %
Revenue Ton Miles (millions)                          2,993                2,920                6,262                6,149
Cargo Ton Miles (millions)                              475                  438                  912                  856
Cargo Ton Mile Yield                                  31.77(cents)         34.38(cents)         31.85(cents)         33.84(cents)
Fuel Gallons Consumed (millions)                        675                  680                1,388                1,382
Average Price Per Fuel Gallon                         53.61(cents)         51.61(cents)         51.88(cents)         49.88(cents)
Number of Aircraft in Fleet at End of Period            584                  581                  584                  581
Average Full-Time Equivalent Employees               72,000               71,300               72,000               71,100


* See Note 7 of the Notes to the Consolidated Financial Statements for additional discussion of asset writedowns and other special charges.

                              DELTA AIR LINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                     SIX MONTHS ENDED
                                                                                        DECEMBER 31
                                                                                  1999               1998
                                                                                ---------         ---------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                                                  $     704         $     520
    Adjustments to reconcile net income to cash
        provided by operating activities, net                                         189               625
    Changes in certain assets and liabilities, net                                   (249)             (197)
                                                                                ---------         ---------
        Net cash provided by operating activities                                     644               948
                                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                               (1,412)           (1,173)
        Ground property and equipment                                                (220)             (223)
    (Increase) decrease in short-term investments, net                               (476)              369
    Proceeds from sale of flight equipment                                            193                 7
    Proceeds from sale of investments                                               1,167                --
    Acquisition of Comair, net of cash acquired                                    (1,352)               --
                                                                                ---------         ---------
        Net cash used in investing activities                                      (2,100)           (1,020)
                                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                           11                38
    Repurchase of common stock                                                       (290)             (550)
    Payments on long-term debt and capital lease obligations                       (1,889)             (117)
    Payments on notes payable                                                          --               (27)
    Issuance of long-term obligations                                               4,171                --
    Issuance of notes payable                                                          14               277
    Income tax benefit from exercise of stock options                                   1                13
    Cash dividends                                                                    (22)              (21)
                                                                                ---------         ---------
        Net cash provided by (used in) financing activities                         1,996              (387)
                                                                                ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                    540              (459)
Cash and cash equivalents at beginning of period                                    1,124             1,077
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $   1,664         $     618
                                                                                =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                                       $     132         $      77
    Income taxes                                                                $     265         $     192


The accompanying notes are an integral part of these condensed consolidated statements.

                              DELTA AIR LINES, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 1999
                                   (Unaudited)

 1.     ACCOUNTING AND REPORTING POLICIES

              Our Company's accounting and reporting policies are summarized in
        Note 1 of the Notes to the Consolidated Financial Statements (pages 41-42) in our 1999 Annual Report to Shareowners. These interim financial statements should be read in conjunction with the consolidated financial statements and the accompanying footnotes included in our 1999 Annual Report to Shareowners. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Due to seasonal variations in the demand for air travel, operating results for the periods presented do not necessarily indicate operating results for the entire year. We have reclassified certain amounts from prior periods to be consistent with the presentation in our current period financial statements.

2.      LONG-TERM DEBT

              On November 22, 1999, we borrowed $1.6 billion under a new term loan facility that we entered into to finance our acquisition of Comair Holdings, Inc. (Comair).

              On December 14, 1999, we issued $2 billion aggregate principal amount of senior unsecured notes in a private placement, consisting of $500 million of 7.70% notes due 2005, $500 million of 7.90% notes due 2009, and $1 billion of 8.30% notes due 2029. The net proceeds from this offering were used to repay the $1.6 billion outstanding under the term loan facility described above; to fund the $200 million balance of the purchase price of our acquisition of Comair; and for general corporate purposes.

3.      GEOGRAPHIC INFORMATION

              Our Company is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

                                      For the Three Months Ended December 31           For the Six Months Ended December 31
                                     ----------------------------------------------------------------------------------------

                                            1999                     1998                      1999                   1998
                                     ----------------------------------------------------------------------------------------
          Domestic                         $ 3,076                  $ 2,825                  $ 6,150                  $ 5,804
          Atlantic                             465                      466                    1,067                    1,114
          Latin America                        100                       76                      200                      153
          Pacific                               72                       81                      173                      179
                                     ----------------------------------------------------------------------------------------
              Total                        $ 3,713                  $ 3,448                  $ 7,590                  $ 7,250
                                     ========================================================================================

4.      SHAREOWNERS' EQUITY

              In the December 1999 quarter, we issued 45,759 shares of common stock at an average price of $40.20 per share. These shares were issued under our broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and Non-Employee Directors' Stock Plan. In addition, we returned 8,269 shares to treasury under the 1989 Stock Incentive Plan.


5.      AIRCRAFT PURCHASE COMMITMENTS

              Our aircraft fleet, purchase commitments, options and rolling options at December 31, 1999 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.


                                                 Current Fleet
                                    ---------------------------------------
                                                                                                            Rolling
       Aircraft Type                    Owned       Leased           Total        Orders     Options        Options
       ---------------------------  ----------   -----------   ------------   -----------   ----------  -----------
       B-727-200                           94            10            104             -            -             -
       B-737-200                            1            53             54             -            -             -
       B-737-300                            -            26             26             -            -             -
       B-737-600/700/800                   16             -             16           112           60           261
       B-757-200                           65            41            106            15           20            78
       B-767-200                           15             -             15             -            -             -
       B-767-300                            4            24             28             -            -             -
       B-767-300ER                         43             8             51             8           11            14
       B-767-400ER                          -             -              -            21           24            25
       B-777-200                            7             -              7             6           20            29
       L-1011-1                            10             -             10             -            -             -
       L-1011-250                           6             -              6             -            -             -
       L-1011-500                          10             -             10             -            -             -
       MD-11                                8             7             15             -            -             -
       MD-88                               63            57            120             -            -             -
       MD-90                               16             -             16             -            -             -
       ATR-72                               4             8             12             -            -             -
       EMB-120                             54            15             69             -            -             -
       CRJ-200                             15           102            117            38           90             -
       CRJ-700                              -             -              -            32           78             -
                                    ---------    ----------    -----------    ----------    ---------    ----------
       Total                              431           351            782           232          303           407
                                    =========    ==========    ===========    ==========    =========    ==========

              During the December 1999 quarter, we accepted delivery of five new B-737-800 aircraft, two new B-757-200 aircraft, five new B-777-200 aircraft, and two new CRJ-200 aircraft. We sold ten B-727-200 aircraft and four EMB-120 aircraft. We exercised options for three B-737-800 aircraft, two B-757-200 aircraft, and three CRJ-200 aircraft. In addition, we sold and leased back four CRJ-200 aircraft. We also retired two L-1011-1 aircraft and removed two B-727-200 aircraft from service.

              On November 22, 1999, we acquired five owned EMB-120 aircraft and 13 owned CRJ-200 aircraft through the acquisition of Comair. Their fleet also included 15 leased EMB-120 aircraft and 72 leased CRJ-200 aircraft.

              During January 2000, we accepted delivery of one new B-737-800 aircraft, one new B-757-200 aircraft, one new ATR-72 aircraft and three new CRJ-200 aircraft.

              Future expenditures for aircraft and engines on firm order at January 31, 2000 are estimated to be $9.5 billion, as follows:


                                                                                Amount
                                Fiscal Year Ending June 30                   (In Millions)
                                --------------------------               --------------------
                                Remainder of fiscal year 2000                          $2,310
                                2001                                                    2,500
                                2002                                                    1,530
                                2003                                                      820
                                2004                                                      650
                                After 2004                                              1,660
                                                                          -------------------
                                       Total                                           $9,470
                                                                          ===================

6.      COMPREHENSIVE INCOME

              During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. The adoption of SFAS 130 had no net effect on our net income or shareowners' equity for the three and six months ended December 31, 1999 and 1998. Total comprehensive income for the three months ended December 31, 1999 and 1998 was $517 million and $268 million, respectively. For the six months ended December 31, 1999 and 1998, total comprehensive income was $821 million and $557 million, respectively.

7.     ASSET WRITEDOWNS AND OTHER SPECIAL CHARGES

              During the December 1999 quarter, management reviewed our aircraft fleet plan. As a result of this review, management decided to retire early our 16 MD-90 aircraft and 8 owned MD-11 aircraft over the next seven to nine years as part of our fleet simplification strategy.

              This decision required us to review these fleet types for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS 121, an impairment charge is recognized when an asset's carrying value exceeds its net undiscounted future cash flows. The amount of the charge is the difference between the asset's carrying value and fair value.

              Management has determined that the estimated future cash flows generated by these MD-90 and MD-11 aircraft will be less than their carrying value. The estimated future cash flows were based upon projections of passenger yield, fuel costs, labor costs and other relevant factors in the markets where these aircraft will operate. The aircraft in each of these fleets were written down to their fair values, as estimated by management using published sources and bids received from third parties. Due to our decision to retire the aircraft early and the related impairment analysis, our results of operations for the three and six months ended December 31, 1999 include a pretax asset writedown of $320 million. To be consistent with recording the impairment charge, we reduced the assets' carrying values and shortened the depreciable lives of these assets and the related equipment.

              During the September 1999 quarter, we recorded non-recurring pretax charges totaling $149 million, comprised of asset impairment charges as well as costs to streamline certain operations. For additional information regarding these charges, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended September 30, 1999.

8.     FINANCIAL INSTRUMENTS

       INVESTMENT IN PRICELINE.COM INCORPORATED - During fiscal 1999, we entered into an agreement with priceline.com Incorporated (priceline) whereby ticket inventory provided by Delta may be sold through priceline's Internet-based e-commerce system. As part of this agreement, we received a warrant to purchase up to 18.6 million shares of priceline common stock for $0.93 per share. The warrant became fully exercisable on July 25, 1999.

              We partially exercised the warrant on August 17, 1999, and exercised the remainder of the warrant in a cashless exercise on November 12, 1999. As a result of these exercises, we acquired 18.3 million shares of priceline common stock. During the three months ended September 30, 1999, we sold 1.8 million shares of priceline common stock and recorded a pretax gain of $115 million. During the three months ended December 31, 1999, we sold 9.3 million shares of priceline common stock and recorded a pretax gain of $596 million. These sales were primarily in the open market.

               At December 31, 1999, we held 7.2 million shares of priceline common stock. These shares are recorded on our Consolidated Balance Sheet at their fair value of $342 million, in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

              On November 17, 1999, priceline and Delta amended their original agreement. As a result of the amendments, priceline issued to Delta: (1) a right to exchange 6 million shares of priceline common stock into 6 million shares of priceline's convertible, redeemable preferred stock (the "exchange right"), bearing an in-kind annual dividend of 8%, and
       (2) a warrant to purchase up to 5.5 million shares of priceline common stock for $56.625 per share (the "new warrant"). The new warrant becomes exercisable no later than November 17, 2004 for a period of six months. The new warrant and the shares of priceline common stock underlying the new warrant are not registered under the Securities Act of 1933, but we have certain demand and piggyback registration rights relating to the shares underlying the new warrant.

              Based upon independent third party appraisals, the total fair value of the exchange right and the new warrant on the date received was determined to be approximately $78 million, which will be recognized in income ratably over a three year period. The fair values of the exchange right and the new warrant are reflected in marketable equity securities on our Consolidated Balance Sheet as of December 31, 1999.

       INVESTMENT IN EQUANT - Delta is a member of the SITA Foundation, whose principal assets are the shares of Equant, N.V. (Equant), an international data network services company. During the December 1999 quarter, we sold one-third of our investment in Equant, resulting in a pretax gain of $24 million. Currently, we hold depository certificates that may become convertible into 540,852 shares of Equant. These certificates are not marketable under SFAS 115. Therefore, our investment is carried at cost on our Consolidated Balance Sheets. The shares underlying the value of these certificates had an estimated fair market value of $61 million at December 31, 1999.

       INVESTMENT IN SAIRGROUP - During October 1999, we sold our equity interest in SAirGroup, the parent company of Swissair. The sale resulted in a pretax gain of $29 million and net proceeds of $114 million.

       INVESTMENT IN SINGAPORE AIRLINES - During the September 1999 quarter, we recorded a pretax gain of $137 million from the sale of our equity interest in Singapore Airlines. For additional information regarding this transaction, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended September 30, 1999.

              Pretax gains from sales of our investments in priceline, Singapore Airlines, Equant, and SAirGroup totaled $901 million for the six months ended December 31, 1999, and are recorded in gains from sales of investments in our Consolidated Statements of Operations.


9.    EARNINGS PER SHARE

              We calculate basic earnings per share by dividing the income available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and convertible securities. The following table shows our computation of basic and diluted earnings per share:


                                                                   Three Months Ended              Six Months Ended
                                                               December 31    December 31      December 31   December 31
                                                                    1999          1998            1999           1998
                                                               -------------------------       -------------------------
                                                                         (In millions, except per share data)

        BASIC:

          Net income                                             $   352         $   194         $   704         $   520
            Dividends on allocated Series B ESOP
              Convertible Preferred Stock                             (3)             (3)             (6)             (5)
                                                               -------------------------       -------------------------

          Income available to common shareowners                     349             191             698             515
                                                               =========================       =========================

             Weighted average shares outstanding                   132.9           142.7           135.6           145.3
                                                               =========================       =========================

             Basic earnings per share                            $  2.62         $  1.34         $  5.15         $  3.54
                                                               =========================       =========================

        DILUTED:

          Net income                                                 352             194             704             520
            Adjustment to income assuming conversion
            of Series B ESOP Convertible Preferred Stock              (1)             (1)             (2)             (2)
                                                               -------------------------       -------------------------

          Income available to common shareowners                     351             193             702             518
                                                               =========================       =========================

          Weighted average shares outstanding                      132.9           142.7           135.6           145.3

            Conversion of Series B ESOP Convertible
               Preferred Stock                                       5.2             4.7             5.1             4.7
            Exercise of stock options                                1.8             2.0             2.8             3.4
            Performance-based stock                                  0.1              --             0.1              --
                                                               -------------------------       -------------------------

          Weighted average shares outstanding as adjusted          140.0           149.4           143.6           153.4
                                                               =========================       =========================

          Diluted earnings per share                             $  2.50         $  1.29         $  4.88         $  3.38
                                                               =========================       =========================

10.    SALE OF RECEIVABLES

              During fiscal 1999, we sold a defined pool of our accounts receivable, on a revolving basis, through a special purpose, wholly-owned subsidiary to a third party. In exchange for the receivables sold, we received cash and a subordinated promissory note, which totaled $171 million at December 31, 1999. The balance of the subordinated promissory note is included in accounts receivable, net on our Consolidated Balance Sheets.

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

11.    ACQUISITION OF COMAIR HOLDINGS, INC.

              On October 17, 1999, Delta, Kentucky Sub, Inc., an indirect, wholly-owned subsidiary of Delta (Kentucky Sub), and Comair entered into an agreement and plan of merger (Merger Agreement) providing for Delta's acquisition of Comair. Comair is a holding company whose principal asset is its 100% ownership of Comair, Inc., a certificated regional jet carrier and a participant in the Delta Connection program. Prior to entering into the Merger Agreement, we owned approximately 22% of Comair's outstanding common stock.

              Pursuant to the Merger Agreement, Kentucky Sub made a tender offer to purchase all the outstanding shares of Comair's common stock (other than shares already beneficially owned by Delta) at a price of $23.50 per share in cash. Pursuant to this offer, which expired on November 19, 1999, Kentucky Sub purchased approximately 65 million shares of Comair's common stock (representing about 87% of the outstanding shares not already beneficially owned by Delta prior to the beginning of the tender offer). This purchase increased Delta's beneficial ownership of Comair's outstanding common stock to approximately 90%.

              On January 11, 2000, Delta completed its acquisition of Comair. On that date, Kentucky Sub merged into Comair. At the effective time of the merger, each share of Comair's common stock that was outstanding immediately prior to the merger (other than shares of Comair's common stock beneficially owned by Delta, held by Comair as treasury shares, or held by Comair shareholders who properly exercised dissenters' rights) was converted into the right to receive $23.50 in cash. As a result of the merger, Comair became an indirect, wholly-owned subsidiary of Delta.

              We used the purchase method of accounting to record the acquisition of Comair. The acquisition cost totaled $1.6 billion at December 31, 1999, and was allocated to the assets and liabilities assumed. The allocation was based on the preliminary estimated fair values at the acquisition date. Based on the allocation as of December 31, 1999, the total cost of the acquisition exceeded the estimated fair value of Comair's net assets by approximately $1.3 billion, which will be amortized over 40 years. Our consolidated financial statements as of December 31, 1999 include Comair's balance sheet as of December 31, 1999 and results of operations from November 22, 1999.

12.    SUBSEQUENT EVENT - SHARE REPURCHASE PROGRAM

              On January 12, 2000, our Board of Directors authorized us to repurchase up to $500 million of our outstanding common stock. Repurchases under this program (1) are subject to market conditions; (2) may be made from time to time through June 30, 2000; and (3) may occur in the open market or in privately negotiated transactions. Repurchases of common stock under the new program will be largely funded by the proceeds from our recent sales of priceline common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

INTRODUCTION
------------

ASA HOLDINGS, INC. AND COMAIR HOLDINGS, INC.

         Our consolidated results of operations for the three and six months ended December 31, 1999 include the results of operations of ASA Holdings, Inc.
(ASA). Our results of operations for these periods also include the results of operations of Comair from November 22, 1999.

         For information regarding our acquisition of ASA, see Note 17 of the Notes to the Consolidated Financial Statements (page 57) in our 1999 Annual Report to Shareowners.

         For information regarding our acquisition of Comair, see Note 11 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
---------------------------------------------

NET INCOME AND EARNINGS PER SHARE

         For the quarter ended December 31, 1999, our Company reported unaudited consolidated operating income of $8 million and net income of $352 million. Operating margin, which is the ratio of operating income to operating revenues, was 0.2%. Excluding asset writedowns and gains from sales of investments (as described below), operating income was $328 million, net income was $175 million, and operating margin was 9%. For the quarter ended December 31, 1998, we recorded operating income of $320 million, net income of $194 million, and an operating margin of 9%.

       Pretax income of $580 million for the December 1999 quarter resulted in an income tax provision of $228 million. After a $3 million provision for preferred stock dividends, net income available to common shareowners was $349 million.

       Basic earnings per share totaled $2.62 for the December 1999 quarter, compared to $1.34 for the December 1998 quarter, a 96% increase. Diluted earnings per share increased 94% to $2.50 in the December 1999 quarter from $1.29 in the December 1998 quarter. Excluding asset writedowns and gains from sales of investments, diluted earnings per share was $1.24 for the December 1999 quarter.

       During the December 1999 quarter, we recorded a pretax asset writedown totaling $320 million ($195 million after tax, or $1.47 basic and $1.39 diluted earnings per share) resulting from our decision to accelerate the retirement of our MD-90 fleet and owned MD-11 aircraft. For additional information regarding this charge, see Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

        Also during the December 1999 quarter, we recorded pretax gains from the sales of investments totaling $649 million ($396 million after tax, or $2.98 basic and $2.83 diluted earnings per share). These gains resulted from our sale of (1) 9.3 million shares of priceline common stock for a pretax gain of $596 million; (2) our equity interest in SAirGroup for a pretax gain of $29 million; and (3) one-third of our investment in Equant for a pretax gain of $24 million. For additional information regarding these transactions, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

OPERATING REVENUES

       Our operating revenues totaled $3.7 billion in the December 1999 quarter, an 8% increase from $3.4 billion in the December 1998 quarter. Passenger revenue increased 7% to $3.4 billion, reflecting a 4% increase in revenue passenger miles on a 4% capacity increase and a 3% increase in passenger mile yield.

DOMESTIC PASSENGER REVENUES - Domestic passenger revenues rose 9% to $2.8 billion for the December 1999 quarter. Revenue passenger miles increased 5% on a capacity increase of 6%, while passenger mile yield increased 4%. These increases are primarily due to the inclusion of ASA and Comair in our results of operations for the December 1999 quarter. We believe the ASA and Comair acquisitions will generate revenue benefits from more efficient operations, market growth, integrated revenue management and improved aircraft utilization. Passenger mile yield continues to be negatively impacted by low fare competition and capacity increases by competitors. In addition, our December 1999 quarter results were negatively impacted by traffic weakness in late December due to public concerns relating to the Year 2000 computer issue.

INTERNATIONAL PASSENGER REVENUES - International passenger revenues decreased 1% to $529 million during the December 1999 quarter. Revenue passenger miles increased 2% on a capacity decrease of 3%, while passenger mile yield declined 3%.

       The increase in revenue passenger miles is primarily due to traffic growth in Latin America, which has been a strategic focus of our Company. Revenue passenger miles for the Latin America region increased 22% during the December 1999 quarter on capacity growth of 2%. Passenger mile yield in Latin America increased 3%.

       The decline in international passenger mile yield is attributable to industry capacity growth in the Atlantic market which has resulted in discount fare sales. Passenger mile yield in the Atlantic declined 7% while revenue passenger miles increased 3% on capacity growth of 1%.

       Revenue passenger miles in the Pacific market decreased 14% on a capacity decrease of 22%. The reduction in capacity is due to the cancellation of service to Seoul, Korea and Fukuoka, Japan since December 1998.

CARGO REVENUES AND OTHER REVENUES - Cargo revenue rose 2% in the December 1999 quarter. Cargo ton miles increased 9%, while the cargo ton mile yield decreased 7%. The increase in cargo ton miles in primarily attributable to higher mail volume, which is a result of the growth in e-commerce. The decline in ton mile yield is a result of overcapacity and increased competition in domestic markets. Other revenues increased 21% to $198 million, largely due to increases in revenue from codeshare agreements and frequent flyer partnership programs.

OPERATING EXPENSES

         Operating expenses for the December 1999 quarter totaled $3.7 billion, rising 18% from the December 1998 quarter. Operating capacity increased 4% to
37.3 billion available seat miles. Excluding asset writedowns and the impact of the inclusion of ASA and Comair in the December 1999 quarter, operating expenses increased 3% and capacity increased 1% from the December 1998 quarter.

         Salaries and related costs grew 11%, reflecting an 8% increase in average full-time equivalent employees, higher benefit costs and a general salary increase effective January 1, 1999. The increase in headcount was largely the result of the inclusion of the employees of ASA and Comair in the December 1999 quarter.

         Depreciation and amortization expense rose 22% primarily due to the acquisition of 33 new aircraft since December 31, 1998 and the inclusion of ASA and Comair expense. Aircraft fuel expense increased 9%, the result of a 6% rise in our average fuel price per gallon to 54.51 cents and a 4% increase in fuel gallons consumed. The increase in aircraft fuel expense was partially offset by gains totaling $99 million on fuel hedging contracts covering approximately 75% of our aircraft fuel requirements during the December 1999 quarter.

         Contracted services expense increased 12% largely due to the inclusion of ASA and Comair expense and technology related initiatives. Passenger commissions decreased 16%, reflecting changes to the travel agent commission rate structure as well as our customers' increased use of lower cost distribution channels such as the Internet. Internet sales accounted for approximately 7% of total sales compared to 2% in the December 1998 quarter.

         Landing fees and other rents rose 9%, and aircraft maintenance materials and outside repairs expense rose 8%, primarily due to increases in volume and the inclusion of ASA and Comair. Aircraft rentals increased 16% as a result of an increase in the number of leased aircraft, primarily due to the inclusion of ASA and Comair.

         As discussed above, during the December 1999 quarter, we recorded an asset writedown charge of $320 million resulting from our decision to early retire our MD-90 fleet and owned MD-11 aircraft.

OTHER INCOME (EXPENSE)

         Nonoperating income in the December 1999 quarter was $572 million, compared to less than $1 million in the December 1998 quarter. Interest expense increased $34 million, or 79%, due to higher levels of long-term debt outstanding primarily to finance our acquisition of Comair. Interest income increased $25 million, or 208%, due to a higher cash balance from sales of investments as well as higher average interest rates.

         Miscellaneous expense totaled $48 million compared to miscellaneous income of $19 million in the December 1998 quarter. The increase in expense is attributable to our $40 million loss on the voluntary prepayment of certain long-term debt obligations. As discussed above, we recorded $649 million in gains from sales of investments in the December 1999 quarter.


SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------

NET INCOME AND EARNINGS PER SHARE

         For the six months ended December 31, 1999, we recorded unaudited operating income of $357 million, net income of $704 million, and an operating margin of 5%. Excluding asset writedowns and other special charges and gains from sales of investments (as described below), operating income was $826 million, net income was $464 million and operating margin was 11%. For the six months ended December 31, 1998, we recorded operating income of $872 million, net income of $520 million and an operating margin of 12%.

       Pretax income of $1.2 billion for the six months ended December 31, 1999 resulted in an income tax provision of $458 million. After a $6 million provision for preferred stock dividends, net income available to common shareowners was $698 million.

         Basic earnings per share totaled $5.15 for the six months ended December 31, 1999, compared to $3.54 for the six months ended December 31, 1998, a 45% increase. Diluted earnings per share increased 44% from $3.38 for the six months ended December 31, 1998 to $4.88 for the six months ended December 31, 1999. Excluding asset writedowns and other special charges and gains on sales of investments, diluted earnings per share was $3.20 for the six months ended December 31, 1999.

         During the six months ended December 31, 1999, we recorded pretax asset writedowns and other special charges totaling $469 million ($286 million after tax, or $2.11 basic and $1.99 diluted earnings per share). This includes the $320 million asset writedown in the December 1999 quarter described above and a $149 million pretax charge recorded in the September 1999 quarter for asset impairment losses and costs to streamline certain operations. For additional information on this charge, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended September 30, 1999.

         During the six months ended December 31, 1999, we recorded pretax gains from sales of investments totaling $901 million ($549 million after tax, or $4.05 basic and $3.82 diluted earnings per share). This includes the $649 million of pretax gains in the December 1999 quarter described above, as well as our sale during the September 1999 quarter of (1) our equity interest in Singapore Airlines for a pretax gain of $137 million; and (2) 1.8 million shares of priceline common stock for a pretax gain of $115 million. For additional information regarding the sale of our equity interest in Singapore Airlines, see
Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended September 30, 1999.

OPERATING REVENUES

         Operating revenues for the six months ended December 31, 1999 totaled $7.6 billion, a 5% increase from $7.3 billion for the six months ended December 31, 1998. Passenger revenue rose 4% to $6.9 billion, reflecting a 3% increase in revenue passenger miles on a 4% capacity increase and a 1% increase in passenger mile yield.

DOMESTIC PASSENGER REVENUES - Domestic passenger revenues rose 6% to $5.7 billion for the six months ended December 31, 1999. Revenue passenger miles increased 3% on a capacity increase of 5%, while passenger mile yield increased 3%. These increases are primarily due to the inclusion of ASA and Comair in our results of operations. Passenger mile yield continues to be negatively impacted by low fare competition and capacity increases by competitors. In addition, our operations for the six months ended December 31, 1999 were adversely affected by Hurricane Floyd and traffic weakness in late December due to public concerns relating to the Year 2000 computer issue.

INTERNATIONAL PASSENGER REVENUES - International passenger revenues declined 3% to $1.2 billion during the six months ended December 31, 1999. Revenue passenger miles increased 4% on a 1% increase in capacity, while passenger mile yield declined 6%. The increase in revenue passenger miles is primarily due to our 24% traffic growth in Latin America. The decline in passenger mile yield is attributable to competitive pressures resulting from industry-wide capacity increases in the Atlantic market and weaker demand in the Pacific market.

CARGO REVENUES AND OTHER REVENUES - Cargo revenues increased 1% to $293 million. Cargo ton miles rose 7%, and the cargo ton mile yield decreased 5%, largely due to industry-wide overcapacity in international markets, as well as the continued shift of certain U.S. Postal Service business from passenger carriers to dedicated air-freight carriers. All other revenues, net, increased 22% to $413 million, due to higher revenues from codeshare activity and frequent flyer partnership programs.

OPERATING EXPENSES

         Operating expenses for the six months ended December 31, 1999 totaled $7.2 billion, an increase of 13% compared to the six months ended December 31, 1998. Operating capacity increased 4% to 75.7 billion available seat miles. Excluding asset writedowns and other special charges and the inclusion of ASA and Comair in the six months ended December 31, 1999, operating expenses increased 2% and capacity increased 2% from the six months ended December 31, 1998.

       Salaries and related costs increased 8% due to a 12% growth in average full-time equivalent employees as well as a general salary increase effective January 1, 1999. The increase in headcount is largely a result of the inclusion of the employees of ASA and Comair.

         Depreciation and amortization expense increased 22%, largely due to the acquisition of additional flight and ground equipment and the inclusion of ASA and Comair expense. Aircraft fuel expense increased 9% as the average fuel price per gallon rose 5% to 52.41 cents, and fuel gallons consumed increased 4%. The increase in aircraft fuel expense was partially offset by gains totaling $163 million on fuel hedging contracts covering approximately 75% of our aircraft fuel requirements during the six months ended December 31, 1999.

         Contracted services expense was up 14% due to increased contract salaries and wages, passenger and cargo handling and higher information technology costs, as well as the inclusion of ASA and Comair expense. Passenger commissions decreased 18%, reflecting changes to the travel agent commission rate structure as well as our customers' increased use of lower cost distribution channels such as the Internet.

         Landing fees and other rents rose 4% due to the inclusion of ASA and Comair. Aircraft maintenance expense rose 12% due to increased airframe expendables, the expiration of engine warranties, and other costs associated with the maturation of the fleet. Aircraft rental expense increased 11% due to new operating leases related to the inclusion of ASA and Comair. Other cash costs decreased 5% due to lower professional fees and fewer interrupted operations.

         As discussed above, for the six months ended December 31, 1999, we recorded asset writedowns and other special charges of $469 million.

OTHER INCOME (EXPENSE)

       Nonoperating income for the six months ended December 31, 1999 totaled $805 million, compared to nonoperating expense of $14 million for the six months ended December 31, 1998. Interest expense increased 55% to $143 million, due to higher levels of long-term debt outstanding.

Interest income increased 76% to $58 million due to higher average cash balances, as well as higher average interest rates.

         Miscellaneous expense totaled $35 million for the six months ended December 31, 1999 compared to miscellaneous income of $23 million for the six months ended December 31, 1998. This decrease is a result of the $40 million loss on the voluntary prepayment of certain long-term debt obligations during the December 1999 quarter. As discussed above, gains from sales of investments totaled $901 million for the six months ended December 31, 1999.


FINANCIAL CONDITION

         Cash and cash equivalents and short-term investments totaled $2.3 billion at December 31, 1999, compared to $1.1 billion at June 30, 1999. Our principal sources and uses of cash during the six months ended December 31, 1999 are detailed below.

SOURCES OF CASH:
-    Generated $644 million of cash from operations.
-    Issued $4.2 billion in long-term debt.
- Generated $1.2 billion in net proceeds from the sale of a portion of our investments in priceline and Equant N.V., and the sale of our equity interests in Singapore Airlines and SAirGroup.

USES OF CASH:
- Invested $1.4 billion in flight equipment and $220 million in ground property and equipment.
-    Paid $290 million to repurchase 5,892,577 shares of our common stock.
- Made principal payments of $1.9 billion on long-term debt and capital lease obligations.
-    Paid $22 million in cash dividends on our common and preferred stock.
- Paid $1.4 billion to purchase 64,759,582 shares of Comair common stock in a tender offer, net of cash acquired.

         Delta may prepay its long-term debt and repurchase its common stock from time to time. For information regarding share repurchases, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q and Note 11 of the Notes to the Consolidated Financial Statements (page 53) in our 1999 Annual Report to Shareowners.

         As of December 31, 1999, our Company had a negative working capital position of $1.6 billion, compared to negative working capital of $2.7 billion at June 30, 1999. A negative working capital position is normal for us, primarily due to our air traffic liability, and does not indicate a lack of liquidity. We expect to meet our obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions.

       Long-term debt and capital lease obligations (including current maturities) totaled $5.0 billion at December 31, 1999, compared to $2.7 billion at June 30, 1999. Shareowners' equity was $5.0 billion at December 31, 1999 and $4.5 billion at June 30, 1999. Our debt-to-equity position, including current maturities, was 49% debt and 51% equity at December 31, 1999 and 36% debt and 64% equity at June 30, 1999. The change in the debt-to-equity position since June 30, 1999 primarily reflects long-term debt issued during the December 1999 quarter to fund the acquisition of Comair.

        For additional information regarding our outstanding debt, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q and Note 5 of the Notes to the Consolidated Financial Statements (pages 46-48) in our 1999 Annual Report to Shareowners.

       At its meeting on January 27, 2000, our Board of Directors declared a cash dividend of 2.5 cents per common share payable March 1, 2000 to shareowners of record on February 9, 2000.

RECENTLY ISSUED ACCOUNTING STANDARD
-----------------------------------
        In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides guidance on revenue recognition. We are currently reviewing this guidance to determine the impact, if any, on our consolidated financial statements.

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and hedging activities. We are required to adopt SFAS 133 during fiscal 2001. We are currently evaluating whether the implementation of SFAS 133 will have an impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
        For information regarding our membership in the SITA Foundation and our investment in priceline, see Note 8 of the Notes to the Consolidated
Financial Statements in this Form 10-Q. For additional information regarding Delta's exposure to market risks, see "Market Risks Associated With Financial Instruments" (pages 34-35), as well as Notes 2 and 4 (pages 43-44 and 45, respectively) of the Notes to the Consolidated Financial Statements in our 1999 Annual Report to Shareowners.

         Our Company uses options and other non-leveraged, over-the-counter instruments, which have maturities of up to 36 months, to manage the risk associated with changes in aircraft fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when we use the underlying fuel hedged. At December 31, 1999, we had entered into hedge agreements for 3.8 billion gallons of our projected aircraft fuel requirements for fiscal years 2000 through 2003. These contracts had an estimated fair value of $495 million. For the six months ending June 30, 2000, we have hedge agreements covering 1.1 billion gallons of fuel, which represents about 75% of our estimated aircraft fuel requirements for that period, at an average price of approximately 48.70 cents per gallon.

                       [LETTERHEAD OF ARTHUR ANDERSEN LLP]
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Delta Air Lines, Inc.:

       We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999, and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




/s/ Arthur Andersen LLP
-----------------------

Atlanta, Georgia
February 7, 2000

PART II.  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES
-----------------------------

       Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan, members of our Board of Directors may defer all or a part of their cash compensation earned as a director for a specific period of time. A participating director can choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Savings Plan is the Delta Common Stock Fund, a fund invested primarily in our Company's common stock. During the quarter ended December 31, 1999, a participant in the Plan deferred $13,125 in the Delta Common Stock Fund, which is equivalent to approximately 331 shares of common stock at prevailing market prices. These transactions were not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of such Act.


ITEM 5. OTHER INFORMATION
-------------------------

YEAR 2000
---------

       During calendar 1999, our Company completed all phases of our Year 2000 program for our aircraft fleet, onboard flight support systems, onboard flight management systems, ground-based, safety-related computer systems and equipment, and all critical internal business systems. We operated our normal flight schedule and did not experience any problems due to the date change to 2000. We will continue to test selected systems and equipment well into calendar year 2000 to confirm that our hardware and software are operating correctly.

       Due to the success of our Year 2000 program, we have reassessed the total cost of remediating, testing, and monitoring our computer systems. We currently estimate the total costs of the program to be approximately $105 million. We have recognized $101 million as expense ($4 million of which was incurred in the December 1999 quarter) in our Consolidated Statements of Operations through December 31, 1999.

         This "Year 2000" section is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. For additional information regarding our Year 2000 program, see pages 29-31 of our 1999 Annual Report to Shareowners.

BROAD-BASED STOCK OPTION PLANS
------------------------------

       For information regarding our broad-based stock option plans, see Note 15 of our 1999 Annual Report to Shareowners (pages 55-56).

PERSONNEL MATTERS
-----------------

DELTA AND ASA COLLECTIVE BARGAINING AGREEMENTS

         For information regarding employees of Delta and ASA who are represented by unions, see "Collective Bargaining Agreements" on page 32 of our 1999 Annual Report to Shareowners.

         On October 26, 1999, the National Mediation Board (NMB) certified the Transport Workers Union of America (TWU) as the collective bargaining representative for Delta's approximately 110 pilot ground training instructors.

         On November 29, 1999, the Air Line Pilots Association, International
(ALPA), the collective bargaining representative of Delta's pilots, announced that Delta pilots had ratified a new agreement between Delta and ALPA which sets pilot pay rates and working conditions for B-777 and B-767-400 aircraft. Effective January 1, 2000, the new agreement also (1) converted the maximum 6% of annual base salary payout for eligible pilots under the pilot profit sharing program to a 6% pay increase; and (2) granted an additional 3% pay increase for pilots other than those who operate certain new aircraft types.

         On December 21, 1999, the NMB authorized an election to determine whether to certify the TWU as the collective bargaining representative of Delta's approximately 11,000 ramp and cargo employees. The NMB mailed ballots to covered employees on January 28, 2000, and plans to announce the result of the vote on March 3, 2000. For the TWU to be certified as the representative of these employees, more than 50% of the employees must vote for union representation.

         Delta and ALPA are in negotiations, which began on September 8, 1999, on a new collective bargaining agreement to replace the existing contract, which becomes amendable on May 2, 2000.

         Unions are currently seeking to become the collective bargaining representative of various other groups of our employees. The outcome of the TWU election, our Company's negotiations with ALPA and other union organizing efforts cannot presently be determined.


COMAIR COLLECTIVE BARGAINING AGREEMENT NEGOTIATIONS

         Comair is in negotiations with ALPA, representing Comair's pilots, and the International Association of Machinists and Aerospace Workers (IAM), representing Comair's maintenance employees, on new collective bargaining agreements to replace existing contracts which became amendable on June 1, 1998, and June 1, 1999, respectively.

         Comair filed a lawsuit on December 16, 1999 against ALPA as a result of an unlawful job action by Comair pilots. On December 21, 1999, the U.S. District Court issued a preliminary injunction which restrained ALPA and Comair pilots from disrupting normal airline operations.

         On November 22, 1999, Comair reached a tentative agreement with the IAM on a new labor contract covering Comair's maintenance employees, subject to the ratification by those employees. In late December 1999, the IAM announced that the maintenance employees had voted to reject the tentative agreement. Comair and IAM plan to resume negotiations with respect to a new agreement.

         In September 1998, the NMB certified the International Brotherhood of Teamsters (IBT) as the collective bargaining representative of Comair's flight attendants. Comair is also in negotiations with the IBT.

         The outcome of Comair's negotiations with ALPA, the IAM and the IBT cannot presently be determined.

GENERAL SALARY INCREASE AND BENEFIT ENHANCEMENTS

         On January 12, 2000, our Company announced a 3% base salary increase for substantially all of Delta's domestic, non-union employees. This pay increase will be effective April 1, 2000.

         Also on January 12, 2000, our Company announced that it will offer an early retirement medical option from March 1, 2000 to April 14, 2000. Eligible Delta employees may retire with continued medical coverage, but without paying certain early retirement medical premiums. We expect to record a one-time charge of approximately $125 million to $135 million for this program. The size of the charge will vary depending on the number of eligible employees who elect to participate.


LITIGATION
----------

         On October 27, 1999, a purported class action lawsuit was filed on behalf of travel agents in North Carolina in the Superior Court of Hanover County, North Carolina, against various airlines, including Delta. The lawsuit alleges that, by reducing commissions paid to travel agents in North Carolina, the defendants have (1) tortiously interfered with the prospective contractual relationship between travel agents and their customers; (2) engaged in unfair competition; (3) entered into a conspiracy in restraint of trade; (4) monopolized or attempted to monopolize the sale of airline tickets; and (5) breached a fiduciary duty owed to travel agents. The plaintiff, who has requested a jury trial, seeks to enjoin the defendants from committing unlawful acts, and to recover unspecified treble damages, punitive damages, attorneys' fees and costs. We believe this lawsuit is without merit and we intend to defend this matter vigorously.

         For information on our litigation related to the acquisition of Comair, see Item 5 in our Form 10-Q for the quarter ended September 30, 1999.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

         Statements in this Form 10-Q which are not purely historical facts, including statements regarding our beliefs, expectations, intentions or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.

         Any forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Factors and events that could cause these differences include, but are not limited to:

         - general economic conditions, both in the United States and in our markets outside the United States;

         - competitive factors, such as the airline pricing environment, international alliances, code-sharing programs and capacity decisions by competitors;

         -  outcomes of negotiations on collective bargaining agreements;

         -  changes in aircraft fuel prices;

         -  fluctuations in foreign currency exchange rates;

         -  actions by the United States and foreign governments;

         - the willingness of customers to travel generally and with us specifically, which could be affected by factors such as our on-time performance, our baggage handling performance, how well we respond to customer complaints and our and the industry's safety record;

         - Year 2000 computer issues, including our ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment, the availability of qualified personnel and other information technology resources and the actions of governmental agencies or other third parties with respect to Year 2000 problems;

         - unforeseen or unknown issues arising out of our acquisitions of ASA or Comair; and

         -  the outcome of our litigation.

         Forward-looking statements made by us are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above, as well as other factors beyond our control, actual results may differ, perhaps materially, from those anticipated in the forward-looking statements.

         All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We will not update these forward-looking statements even though our situation will change in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


(a)      Exhibits

         12. Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule (For SEC use only).

(b)      Reports on Form 8-K:

         We filed a Current Report on Form 8-K dated November 30, 1999 relating to (1) our transactions with priceline; (2) our acquisition of Comair;
         (3) the ratification by Delta pilots of an agreement between Delta and ALPA that establishes pilot pay rates and work rules for B-777 and B-767-400 aircraft; and (4) a purported class action lawsuit filed on behalf of travel agents in North Carolina against various airlines, including Delta.

         We filed a Current Report on Form 8-K dated January 31, 2000 relating to (1) our sale of $2 billion aggregate principal amount of senior unsecured notes in a private placement; (2) the NMB's authorization of an election to determine whether to certify the TWU as the collective bargaining representative of Delta's ramp and cargo employees; (3) the completion of our acquisition of Comair; (4) our new common stock repurchase program; (5) a general salary increase for substantially all of Delta's domestic, non-union employees and an early retirement medical option for eligible Delta personnel; and (6) our unaudited consolidated financial results for the three and six months ended December 31, 1999.

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


                                              Delta Air Lines, Inc.
                                              ---------------------
                                                    (Registrant)



                                              By: /s/ Edward H. West
                                                 ------------------------------
                                                   Edward H. West
                                              Executive Vice President
                                              and Chief Financial Officer




February 14, 2000