Form 10-Q
period 2000-03-31
DELTA AIR LINES INC /DE/
filed 2000-05-15
CIK 27904

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

                           Telephone: (404) 715-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


            Number of shares outstanding by each class of common
                       stock, as of April 30, 2000:


         Common Stock, $1.50 par value - 122,475,878 shares outstanding

                              DELTA AIR LINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                            MARCH 31            JUNE 30
ASSETS                                                                        2000               1999
--------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                             $      1,190      $      1,124
    Short-term investments                                                         817                19
    Accounts receivable, net of allowance for uncollectible accounts
       of $33 at March 31, 2000 and $30 at June 30, 1999                           732               602
    Deferred income taxes                                                          485               403
    Prepaid expenses and other                                                     557               524
                                                                          ------------      ------------
         Total current assets                                                    3,781             2,672
                                                                          ------------      ------------



PROPERTY AND EQUIPMENT:
    Flight equipment                                                            14,927            13,389
       Less:  Accumulated depreciation                                           4,933             4,405
                                                                          ------------      ------------
                                                                                 9,994             8,984
                                                                          ------------      ------------

    Flight equipment under capital leases                                          506               515
       Less:  Accumulated amortization                                             291               264
                                                                          ------------      ------------
                                                                                   215               251
                                                                          ------------      ------------

    Ground property and equipment                                                4,039             3,862
       Less:  Accumulated depreciation                                           2,186             2,123
                                                                          ------------      ------------
                                                                                 1,853             1,739
                                                                          ------------      ------------

    Advance payments for equipment                                                 587               493
                                                                          ------------      ------------

         Total property and equipment                                           12,649            11,467
                                                                          ------------      ------------


OTHER ASSETS:
    Marketable equity securities                                                   681               523
    Investments in associated companies                                            149               300
    Cost in excess of net assets acquired, net                                   2,230               782
    Leasehold and operating rights, net                                            105               113
    Other                                                                          589               687
                                                                          ------------      ------------
         Total other assets                                                      3,754             2,405
                                                                          ------------      ------------

Total assets                                                              $     20,184      $     16,544
                                                                          ============      ============


The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              MARCH 31          JUNE 30
LIABILITIES AND SHAREOWNERS' EQUITY                                             2000              1999
--------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                  $        669      $        660
    Current obligations under capital leases                                        42                39
    Accounts payable and miscellaneous accrued liabilities                       2,440             2,209
    Air traffic liability                                                        1,954             1,819
    Accrued salaries and vacation pay                                              503               470
    Accrued rent                                                                   196               195
                                                                          ------------      ------------
       Total current liabilities                                                 5,804             5,392
                                                                          ------------      ------------

NONCURRENT LIABILITIES:
    Long-term debt                                                               4,141             1,756
    Postretirement benefits                                                      1,918             1,894
    Accrued rent                                                                   746               720
    Capital leases                                                                 153               196
    Deferred income taxes                                                        1,089               755
    Other                                                                          475               470
                                                                          ------------      ------------
         Total noncurrent liabilities                                            8,522             5,791
                                                                          ------------      ------------


DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                               604               642
    Manufacturers' and other credits                                               235                76
                                                                          ------------      ------------
       Total deferred credits                                                      839               718
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock (issued and outstanding
    6,477,088 shares at March 31, 2000 and 6,547,495 shares at
       June 30, 1999)                                                              466               471
    Unearned compensation under
       employee stock ownership plan                                              (251)             (276)
                                                                          ------------      ------------
                                                                                   215               195
                                                                          ------------      ------------
SHAREOWNERS' EQUITY:
    Common Stock at par (total shares issued:  180,128,355 shares at
       March 31, 2000 and 179,763,547 shares at June 30, 1999)                     270               270
    Additional paid-in capital                                                   3,229             3,208
    Accumulated other comprehensive income                                         366               149
    Retained earnings                                                            3,666             2,756
    Treasury stock at cost  (57,734,206 shares at March 31, 2000
       and 41,209,828 shares at June 30, 1999)                                  (2,727)           (1,935)
                                                                          ------------      ------------
          Total shareowners' equity                                              4,804             4,448
                                                                          ------------      ------------

Total liabilities and shareowners' equity                                 $     20,184      $     16,544
                                                                          ============      ============


The accompanying notes are an integral part of these consolidated balance sheets.

                             DELTA AIR LINES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         MARCH 31                           MARCH 31
                                                              -------------------------------     -------------------------------
                                                                   2000              1999             2000              1999
                                                              -------------     -------------     -------------     -------------
OPERATING REVENUES:
        Passenger                                             $       3,589     $       3,203     $      10,473     $       9,825
        Cargo                                                           141               134               434               424
        Other, net                                                      230               167               643               505
                                                              -------------     -------------     -------------     -------------
          Total operating revenues                                    3,960             3,504            11,550            10,754

OPERATING EXPENSES:
        Salaries and related costs                                    1,428             1,268             4,082             3,721
        Aircraft fuel                                                   434               316             1,184             1,006
        Depreciation and amortization                                   297               241               845               692
        Other selling expenses                                          198               192               574               567
        Passenger commissions                                           169               191               545               650
        Contracted services                                             228               190               656               566
        Landing fees and other rents                                    188               176               547               520
        Aircraft rent                                                   185               146               508               437
        Aircraft maintenance materials and outside repairs              171               134               486               415
        Passenger service                                               102               113               357               370
        Asset writedowns and other special charges                       --                --               469                --
        Other                                                           205               181               585               582
                                                              -------------     -------------     -------------     -------------
          Total operating expenses                                    3,605             3,148            10,838             9,526
                                                              -------------     -------------     -------------     -------------

OPERATING INCOME                                                        355               356               712             1,228
                                                              -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
        Interest expense                                               (106)              (47)             (249)             (139)
        Interest capitalized                                             12                12                36                34
        Interest income                                                  25                 8                83                41
        Gains from sales of investments                                  73                26               974                26
        Miscellaneous income (expense), net                              17                 3               (17)               26
                                                              -------------     -------------     -------------     -------------
                                                                         21                 2               827               (12)
                                                              -------------     -------------     -------------     -------------

INCOME BEFORE INCOME TAXES                                              376               358             1,539             1,216

INCOME TAXES PROVIDED, NET                                             (153)             (142)             (612)             (479)
                                                              -------------     -------------     -------------     -------------

NET INCOME                                                              223               216               927               737

PREFERRED STOCK DIVIDENDS                                                (3)               (2)               (9)               (8)
                                                              -------------     -------------     -------------     -------------

NET INCOME AVAILABLE TO COMMON
        SHAREOWNERS                                           $         220     $         214     $         918     $         729
                                                              =============     =============     =============     =============

BASIC EARNINGS PER SHARE                                      $        1.74     $        1.51     $        6.92     $        5.06
                                                              =============     =============     =============     =============

DILUTED EARNINGS PER SHARE                                    $        1.67     $        1.42     $        6.59     $        4.80
                                                              =============     =============     =============     =============

WEIGHTED AVERAGE SHARES USED IN
        PER SHARE COMPUTATION:
          Basic                                                 126,883,323       141,438,912       132,706,384       144,026,858
          Diluted                                               133,587,179       152,034,789       140,206,030       152,837,902

DIVIDENDS PER COMMON SHARE                                    $       0.025     $       0.025     $       0.075     $       0.075
                                                              =============     =============     =============     =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                             DELTA AIR LINES, INC.
                       CONSOLIDATED STATISTICAL SUMMARY*
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                        MARCH 31                            MARCH 31
                                                             -------------------------------      --------------------------------
STATISTICAL SUMMARY:                                             2000               1999               2000              1999
                                                             ------------       ------------      -------------      -------------

        Revenue Passenger Miles (millions)                   24,490             24,336             77,955             77,272
        Available Seat Miles (millions)                      35,484             34,829            109,429            107,425
        Passenger Mile Yield                                  13.25cents         13.16cents         12.57cents         12.71cents
        Operating Revenue Per Available Seat Mile             10.16cents         10.06cents          9.93cents         10.01cents
        Operating Cost Per Available Seat Mile                 9.33cents          9.04cents          8.96cents          8.87cents
        Passenger Load Factor                                 69.02%             69.87%             71.24%             71.93%
        Breakeven Passenger Load Factor                       62.71%             62.10%             63.58%             62.94%
        Passengers Enplaned                                  25,093             25,174             78,015             78,323
        Revenue Ton Miles (millions)                          2,888              2,840              9,150              8,989
        Cargo Ton Miles (millions)                              439                406              1,351              1,262
        Cargo Ton Mile Yield                                  31.51cents         33.04cents         31.74cents         33.58cents
        Fuel Gallons Consumed (millions)                        657                652              2,044              2,034
        Average Price Per Fuel Gallon, net of hedging gains   59.54cents         48.52cents         54.34cents         49.44cents
        Number of Aircraft in Fleet at End of Period            585                580                585                580
        Average Full-Time Equivalent Employees               72,300             71,700             72,200             71,300



* This summary excludes the statistics of Atlantic Southeast Airlines, Inc. and Comair, Inc., as well as the impact of asset writedowns and other special charges for the periods presented. See Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q for information concerning asset writedowns and other special charges.

                             DELTA AIR LINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31
                                                                            2000               1999
                                                                          --------           --------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                                            $    927           $    737
    Adjustments to reconcile net income to cash
        provided by operating activities, net                                  434                961
    Changes in certain assets and liabilities, net                              23                 97
                                                                          --------           --------
        Net cash provided by operating activities                            1,384              1,795
                                                                          --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                        (1,716)            (1,887)
        Ground property and equipment                                         (350)              (339)
    (Increase) decrease in short-term investments, net                        (640)               554
    Proceeds from sale of flight equipment                                     244                 14
    Proceeds from sale of investments                                        1,240                 --
    Acquisitions of Comair and ASA, net of cash acquired                    (1,584)              (480)
                                                                          --------           --------
        Net cash used in investing activities                               (2,806)            (2,138)
                                                                          --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                    16                 98
    Repurchase of common stock                                                (790)              (668)
    Payments on long-term debt and capital lease obligations                (1,899)              (134)
    Payments on notes payable                                                   --                (27)
    Issuance of long-term obligations                                        4,171                300
    Issuance of notes payable                                                   14                677
    Income tax benefit from exercise of stock options                            1                 24
    Cash dividends                                                             (25)               (25)
                                                                          --------           --------
        Net cash provided by financing activities                            1,488                245
                                                                          --------           --------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              66                (98)
Cash and cash equivalents at beginning of period                             1,124              1,077
                                                                          --------           --------
Cash and cash equivalents at end of period                                $  1,190           $    979
                                                                          ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest (net of amounts capitalized)                                 $    182           $    103
    Income taxes                                                          $    322           $    211

The accompanying notes are an integral part of these condensed consolidated statements.

                             DELTA AIR LINES, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2000
                                  (Unaudited)


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


2.       LONG-TERM DEBT

                  In July 1999, we issued $538 million of 8.125% unsecured notes in a public offering for general corporate purposes. The notes mature on July 1, 2039, but we may redeem the notes at par on or after July 1, 2004.

                  In November 1999, we borrowed $1.6 billion under a new term loan facility to finance our acquisition of Comair Holdings, Inc. (Comair).

                  In December 1999, we issued $2.0 billion aggregate principal amount of senior unsecured notes in a private placement, consisting of $500 million of 7.70% notes due 2005, $500 million of 7.90% notes due 2009, and $1 billion of 8.30% notes due 2029. The net proceeds from this offering were used to repay the $1.6 billion outstanding under the term loan facility described above; to fund the $200 million balance of the purchase price of our acquisition of Comair; and for general corporate purposes. In March 2000, we completed an exchange offer under which the notes issued in December 1999 (Old Notes) were exchanged for new notes (New Notes). The New Notes are substantially similar to the related series of Old Notes, except that the New Notes are registered under the Securities Act of 1933.

                  On February 23, 2000, Delta filed a shelf registration statement covering an additional $1 billion principal amount of unsecured debt securities, pass through certificates, and equipment trust certificates. The registration statement was declared effective by the SEC on March 1, 2000. The net proceeds from any sale of these securities will be used for general corporate purposes, unless otherwise specified in the related prospectus supplement.

3.       GEOGRAPHIC INFORMATION

                  Our Company is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

                       For the Three Months              For the Nine Months
                          Ended March 31                    Ended March 31
                      -----------------------          -----------------------
                        2000            1999             2000            1999
                      --------        -------          -------        --------
North America         $ 3,408         $ 2,979          $ 9,558         $ 8,784
Atlantic                  379             360            1,447           1,472
Latin America             106              90              306             244
Pacific                    67              75              239             254
                      -------         -------          -------         -------
    Total             $ 3,960         $ 3,504          $11,550         $10,754
                     ========         =======          =======         =======

4.       SHAREOWNERS' EQUITY

                  On January 12, 2000, our Board of Directors authorized us to repurchase up to $500 million of our common stock through June 30, 2000. We completed this repurchase program during the March 2000 quarter and repurchased 10,593,100 shares of our common stock.

                  Also in the March 2000 quarter, we issued 93,724 shares of common stock under our broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and Non-Employee Directors' Stock Plan.

5.       SALE OF RECEIVABLES

                  During fiscal 1999, we sold a defined pool of our accounts receivable, on a revolving basis, through a special purpose, wholly owned subsidiary to a third party. In exchange for the receivables sold, we received cash and a subordinated promissory note, which totaled $262 million at March 31, 2000. The balance of the subordinated promissory note is included in accounts receivable, net on our Consolidated Balance Sheets.

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

6.       AIRCRAFT PURCHASE COMMITMENTS

                  Our aircraft fleet, purchase commitments, options and rolling options at March 31, 2000 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

                                                       Current Fleet
                                              -----------------------------
                                                                                                       Rolling
       Aircraft Type                          Owned       Leased       Total        Orders   Options   Options
       --------------------                   -----       -------      -----        ------   -------   -------
         B-727-200                             93           10          103           --       --        --
         B-737-200                              1           53           54           --       --        --
         B-737-300                             --           26           26           --       --        --
         B-737-600/700/800                     18           --           18          113       60       258
         B-757-200                             66           41          107           14       20        76
         B-767-200                             15           --           15           --       --        --
         B-767-300                              4           24           28           --       --        --
         B-767-300ER                           43            8           51            8       11        14
         B-767-400                             --           --           --           21       24        20
         B-777-200                              7           --            7            6       20        28
         L-1011-1                              10           --           10           --       --        --
         L-1011-250                             6           --            6           --       --        --
         L-1011-500                             9           --            9           --       --        --
         MD-11                                  8            7           15           --       --        --
         MD-88                                 63           57          120           --       --        --
         MD-90                                 16           --           16           --       --        --
         ATR-72                                 4           12           16           --       --        --
         EMB-120                               52           14           66           --       --        --
         CRJ-200                               16          109          125           30       90        --
         CRJ-700                               --           --           --           32       78        --
                                              ---          ---          ---          ---      ---       ---
         Total                                431          361          792          224      303       396
                                              ===          ===          ===          ===      ===       ===


                  During the March 2000 quarter, we accepted delivery of two new B-737-800 aircraft, one new B-757-200 aircraft, eight new CRJ-200 aircraft, and four new ATR-72 aircraft. We exercised an option for one B-737-800 aircraft and we retired one B-727-200 aircraft, one L-1011-500 aircraft and three EMB-120 aircraft.

                  Also in the March 2000 quarter, Atlantic Southeast Airlines, Inc. (ASA) and Comair entered into letters of intent with Bombardier, Inc. to order a total of 69 CRJ-200 aircraft with a mix of 40, 44 and 50 seats, and 25 CRJ-700 aircraft with 70 seats, through 2004. The letters of intent also provide that ASA and Comair will receive options to acquire a total of 406 additional CRJ aircraft over the next ten years. These orders and options are subject to ASA's and Comair's entering into mutually acceptable definitive agreements with Bombardier and General Electric Company, the manufacturer of the engines on the CRJ aircraft.

                  During April 2000, we accepted delivery of two new B-737-800 aircraft, two new B-757-200 aircraft, four new B-767-300 aircraft, two new ATR-72 aircraft and one new CRJ-200 aircraft.

         Future expenditures for aircraft and engines on firm order at April 30, 2000 are estimated to be $7.7 billion, as follows:

                                                              Amount
              Fiscal Year Ending June 30                   (In Millions)
              --------------------------               --------------------
              Remainder of fiscal year 2000                          $  380
              2001                                                    2,630
              2002                                                    1,530
              2003                                                      820
              2004                                                      650
              After 2004                                              1,660
                                                        --------------------
                     Total                                           $7,670
                                                        ====================


7.       COMPREHENSIVE INCOME

                  During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. The adoption of SFAS 130 had no net effect on our net income or shareowners' equity for the three and nine months ended March 31, 2000 and 1999. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $323 million and $200 million, respectively. For the nine months ended March 31, 2000 and 1999, total comprehensive income was $1.1 billion and $757 million, respectively.

8.       ASSET WRITEDOWNS AND OTHER SPECIAL CHARGES

                  During the September 1999 quarter, we recorded non-recurring pretax charges totaling $149 million, comprised of asset impairment charges as well as costs to streamline certain operations. For additional information regarding these charges, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended September 30, 1999.

                  During the December 1999 quarter, management decided to retire early our 16 MD-90 aircraft and 8 owned MD-11 aircraft over the next seven to nine years as part of our fleet simplification strategy. As a result of this decision, we recorded a pretax asset writedown of $320 million. For additional information regarding this charge, see
         Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended December 31, 1999.

9.       FINANCIAL INSTRUMENTS

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

                  We partially exercised the warrant on August 17, 1999, and exercised the remainder of the warrant in a cashless exercise on November 12, 1999. As a result of these exercises, we acquired 18.3 million shares of priceline common stock. During the nine months ended March 31, 2000, we sold 12.3 million shares of priceline common stock and recorded a pretax gain of $784 million. These sales were primarily in the open market.

                  At March 31, 2000, we held 6.0 million shares of priceline common stock. These shares are recorded on our Consolidated Balance Sheet as marketable equity securities at their estimated fair value of $483 million, in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

                  On November 17, 1999, priceline and Delta amended their original agreement. As a result of the amendment, Delta received the right to exchange (exchange right) 6 million shares of priceline common stock for 6 million shares of priceline convertible preferred stock. The convertible preferred stock will (1) have a par value of $59.93 per share; (2) be convertible into shares of priceline common stock on a one-for-one basis; (3) bear a dividend of 8% per year, payable in shares of priceline common stock; (4) be subject to mandatory redemption on the tenth anniversary of its date of issuance; and (5) be callable by priceline at its par value after three years.

                  Delta also received from priceline a new warrant to acquire
         5.5 million shares of priceline common stock for $56.625 per share. The warrant may become exercisable in phases between March 16, 2000 and December 31, 2000 if certain conditions are met and, to the extent the warrant becomes exercisable because these conditions are met, the warrant will expire on November 17, 2004. To the extent the conditions are not met, the new warrant will become exercisable on November 17, 2004 for a period of six months.

                  The convertible preferred stock, the new warrant, and the shares of priceline common stock underlying these securities are not registered under the Securities Act of 1933, but we have certain demand and piggyback registration rights relating to the shares of priceline common stock underlying the convertible preferred stock and the new warrant.

                  Based on independent third party appraisals, the total fair value of the exchange right and the new warrant on the date received was determined to be approximately $78 million. Both items are reflected in marketable equity securities on our Consolidated Balance Sheet as of March 31, 2000.

         INVESTMENT IN EQUANT - Delta is a member of the SITA Foundation, whose principal assets are the shares of Equant, N.V. (Equant), an international data network services company. During the December 1999 quarter, we sold one-third of our investment in Equant, resulting in a pretax gain of $24 million. Currently, we hold depository certificates that may become convertible into 540,852 shares of Equant. These certificates are not marketable under SFAS 115. Therefore, our investment is carried at cost on our Consolidated Balance Sheets. The shares underlying the value of these certificates had an estimated fair market value of $46 million at March 31, 2000.

         INVESTMENT IN SAIRGROUP - In October 1999, we sold our equity interest in SAirGroup, the parent company of Swissair. The sale resulted in a pretax gain of $29 million and net proceeds of $114 million.

         INVESTMENT IN SINGAPORE AIRLINES - In September 1999, we recorded a pretax gain of $137 million and net proceeds of $318 million from the sale of our equity interest in Singapore Airlines.


                  Pretax gains from sales of our investments in priceline, Equant, SAirGroup, and Singapore Airlines totaled $974 million for the nine months ended March 31, 2000, and are recorded in gains from sales of investments on our Consolidated Statements of Operations.


10.      EARNINGS PER SHARE

                  We calculate basic earnings per share by dividing the income available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and convertible securities. The following table shows our computation of basic and diluted earnings per share:

                                                                 Three Months Ended               Nine Months Ended
                                                            March 31         March 31          March 31          March 31
                                                              2000             1999              2000              1999
                                                           --------------------------          ---------------------------
                                                                     (In millions, except per share data)
BASIC:
  Net income                                               $   223           $   216           $   927           $   737
    Dividends on allocated Series B ESOP
      Convertible Preferred Stock                               (3)               (2)               (9)               (8)
                                                           -------           -------           -------           -------
  Income available to common shareowners                       220               214               918               729
                                                           =======           =======           =======           =======

     Weighted average shares outstanding                     126.9             141.4             132.7             144.0
                                                           =======           =======           =======           =======

     Basic earnings per share                              $  1.74           $  1.51           $  6.92           $  5.06
                                                           =======           =======           =======           =======

DILUTED:

  Net income                                               $   223           $   216           $   927           $   737
    Adjustment to income assuming conversion
    of Series B ESOP Convertible Preferred Stock                (1)               (1)               (3)               (3)
                                                           -------           -------           -------           -------
  Income available to common shareowners                       222               215               924               734
                                                           =======           =======           =======           =======
  Weighted average shares outstanding                        126.9             141.4             132.7             144.0

  Additional shares assuming:
    Conversion of Series B ESOP Convertible
       Preferred Stock                                         5.2               4.7               5.1               4.7
    Exercise of stock options                                  1.4               5.9               2.3               4.1
    Conversion of performance-based stock units                0.1               0.0               0.1               0.0
                                                           -------           -------           -------           -------
  Weighted average shares outstanding as adjusted            133.6             152.0             140.2             152.8
                                                           =======           =======           =======           =======
  Diluted earnings per share                               $  1.67           $  1.42           $  6.59           $  4.80
                                                           =======           =======           =======           =======

11.      ACQUISITION OF COMAIR HOLDINGS, INC.

                  On October 17, 1999, we entered into an agreement with Comair to acquire its outstanding common stock in exchange for aggregate cash proceeds totaling $1.8 billion. Comair is a holding company whose principal asset is its 100% ownership of Comair, Inc., a certificated regional jet carrier and a participant in the Delta Connection program. Prior to this agreement, we owned approximately 22% of Comair's outstanding common stock.

                  Delta acquired Comair in two steps. In the first step, a wholly owned subsidiary of Delta made a tender offer to purchase all of the outstanding shares of common stock of Comair (excluding shares already owned by Delta) for $23.50 per share in cash. As a result of the completion of the tender offer in November 1999, we had increased our ownership interest in Comair to approximately 90%. The second step occurred in January 2000, when our wholly owned subsidiary merged into Comair. At the effective time of this merger, each remaining share of Comair's outstanding common stock (other than those shares owned by Delta) was converted into the right to receive from Delta $23.50 per share in cash, and Comair became an indirect, wholly owned subsidiary of Delta.

                  We used the purchase method of accounting to record the acquisition of Comair. The acquisition cost totaled $1.8 billion and was allocated to the assets and liabilities assumed. The allocation was based on the preliminary estimated fair values at the acquisition date. Based on the preliminary allocation as of March 31, 2000, the total cost of the acquisition exceeded the estimated fair value of Comair's net assets by approximately $1.5 billion, which will be amortized over 40 years. Our consolidated financial statements as of March 31, 2000 include Comair's balance sheet as of March 31, 2000 and results of operations from November 22, 1999.


12.      SUBSEQUENT EVENTS

                  Our Company offered an early retirement medical option from March 1, 2000 to April 14, 2000. Under this option, eligible Delta employees could retire with continued medical coverage, but without paying certain early retirement medical premiums. As of April 25, 2000, approximately 2,500 employees had elected this option. We expect to record a one-time charge of $80 to $90 million for this program during the June 2000 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
RESULTS OF OPERATIONS

INTRODUCTION
------------

ASA HOLDINGS, INC. AND COMAIR HOLDINGS, INC.

         Our consolidated results of operations for the three months ended March 31, 2000 include the results of operations of ASA Holdings, Inc. (ASA) and Comair. Our results of operations for the nine month period ended March 31, 2000 include the results of operations of ASA from July 1, 1999 and Comair from November 22, 1999.

         For information regarding our acquisition of ASA, see Note 17 of the Notes to the Consolidated Financial Statements (page 57) in our 1999 Annual Report to Shareowners.

         For information regarding our acquisition of Comair, see Note 11 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------

NET INCOME AND EARNINGS PER SHARE

         For the quarter ended March 31, 2000, our Company reported unaudited consolidated operating income of $355 million and net income of $223 million. Operating margin, which is the ratio of operating income to operating revenues, was 9%. For the quarter ended March 31, 1999, we recorded operating income of $356 million, net income of $216 million, and an operating margin of 10%. Excluding gains from the sale of investments (as described below), net income was $179 million in the March 2000 quarter and $201 million for the March 1999 quarter.

         Pretax income of $376 million for the March 2000 quarter resulted in an income tax provision of $153 million. After a $3 million provision for preferred stock dividends, net income available to common shareowners was $220 million.

       Basic earnings per share totaled $1.74 for the March 2000 quarter, compared to $1.51 for the March 1999 quarter, a 15% increase. Diluted earnings per share increased 18% to $1.67 in the March 2000 quarter from $1.42 in the March 1999 quarter. Excluding gains from the sale of investments, diluted earnings per share was $1.33 for the March 2000 quarter and $1.31 for the March 1999 quarter.

         During the March 2000 quarter, we recorded a $73 million pretax gain ($45 million after tax, or $0.35 basic and $0.34 diluted earnings per share) from our sale of 1.2 million shares of common stock of priceline. For additional information regarding this transaction, see Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-Q. During the March 1999 quarter, we recorded a $26 million pretax gain ($16 million after tax, or $0.11 basic and $0.10 diluted earnings per share) from our sale of a portion of our interest in Equant, an international data network services company.

OPERATING REVENUES

         Our operating revenues totaled $4.0 billion in the March 2000 quarter, a 13% increase from $3.5 billion in the March 1999 quarter. Passenger revenue increased 12% to $3.6 billion, reflecting a 5% increase in revenue passenger miles on a 7% capacity increase and a 7% increase in passenger mile yield.

NORTH AMERICAN PASSENGER REVENUES - North American passenger revenues rose 14% to $3.1 billion for the March 2000 quarter. Revenue passenger miles increased 5% on a capacity increase of 9%, while passenger mile yield increased 8%. These increases are primarily due to the inclusion of ASA and Comair in our results of operations for the March 2000 quarter. The March 2000 quarter results were also positively impacted by strong traffic in March. These results were negatively affected by ice storms in the Southeastern United States and traffic weakness related to public concerns relating to the Year 2000 computer issue in January, as well as low fare competition.

INTERNATIONAL PASSENGER REVENUES - International passenger revenues increased 2% to $467 million during the March 2000 quarter. Revenue passenger miles increased 4% on a capacity decrease of 1%, while passenger mile yield declined 2%.

         The increase in revenue passenger miles is primarily due to traffic growth in Latin America, which has been a strategic focus of our Company. Revenue passenger miles for the Latin America region increased 16% during the March 2000 quarter on capacity growth of 9%. Passenger mile yield in Latin America increased 1%.

         The decline in international passenger mile yield is attributable to industry capacity growth in the Atlantic market, which has resulted in discount fare sales. Passenger mile yield in the Atlantic declined 5% while revenue passenger miles increased 5% on capacity growth of 3%.

         Revenue passenger miles in the Pacific market decreased 10% on a capacity decrease of 25%. The reduction in capacity is due to the cancellation of service to Seoul, Korea and Fukuoka, Japan since March 1999. Passenger mile yield in the Pacific market increased 6% and our percentage of seats occupied increased 20% in the March 2000 quarter.

CARGO REVENUES AND OTHER REVENUES - Cargo revenue rose 5% in the March 2000 quarter. Cargo ton miles increased 8%, while the cargo ton mile yield decreased 3%. The increase in cargo ton miles is attributable to higher mail and package volume due to the growth in e-commerce. The decline in ton mile yield is mainly a result of higher industry capacity and increased competition, particularly in the U.S. to Europe market. Other revenues increased 38% to $230 million, largely due to increases in revenue from codeshare agreements and frequent flyer partnership programs.

OPERATING EXPENSES

         Operating expenses for the March 2000 quarter totaled $3.6 billion, rising 15% from the March 1999 quarter. Operating capacity increased 7% to 37.2 billion available seat miles. Excluding the impact of the inclusion of ASA and Comair in the March 2000 quarter, operating expenses increased 5% and capacity increased 2% from the March 1999 quarter.

         Salaries and related costs grew 13%, reflecting a 12% increase in average full-time equivalent employees largely from the inclusion of ASA and Comair employees. The increase is also attributable to a 3% pilot pay increase effective January 1, 2000 and additional pilot hiring.

         Aircraft fuel expense increased 37%, the result of a 27% rise in our average net fuel price per gallon to 61.71 cents and an 8% increase in fuel gallons consumed from the inclusion of ASA and Comair. Delta's cost per gallon reflects gains of $146 million on fuel hedging contracts, which covered approximately 75% of our aircraft fuel requirements for the March 2000 quarter. Depreciation and amortization expense rose 23% primarily due to the acquisition of 44 new aircraft since March 31, 1999 and the inclusion of ASA and Comair expense.

         Passenger commissions decreased 12%, reflecting changes to the travel agent commission rate structure as well as our customers' increased use of lower cost distribution channels such as the Internet. Internet sales accounted for approximately 8% of total sales in the March 2000 quarter compared to 3% in the March 1999 quarter. Contracted services expense increased 20% largely due to the inclusion of ASA and Comair expense, as well as technology and customer service related initiatives.

         Landing fees and other rents rose 7%, aircraft maintenance materials and outside repairs expense rose 28%, and aircraft rent increased 27%, primarily due to the inclusion of ASA and Comair. Other cash costs increased 13% due to the inclusion of ASA and Comair and higher fuel-related taxes.

OTHER INCOME (EXPENSE)

         Other income in the March 2000 quarter was $21 million, compared to $2 million in the March 1999 quarter. Interest expense increased $59 million, or 126%, due to the higher levels of long-term debt outstanding used primarily to finance our acquisition of Comair. Interest income increased $17 million, or 213%, due to a higher cash balance from sales of equity investments as well as higher average interest rates.

         Miscellaneous other income totaled $17 million compared to $3 million in the March 1999 quarter. The increase is attributable to higher equity income from our investment in Worldspan, a computer reservation system that provides global communications and electronic distribution of information for travel service providers. Worldspan's revenue growth is attributable to its increased market share in the online travel agency service market and the growth in online ticket sales. As discussed above, we recorded pretax gains of $73 million and $26 million from our sale of investments in the March 2000 quarter and the March 1999 quarter, respectively.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999
-----------------------------------------

NET INCOME AND EARNINGS PER SHARE

         For the nine months ended March 31, 2000, we recorded unaudited operating income of $712 million, net income of $927 million, and an operating margin of 6%. For the nine months ended March 31, 1999, we recorded operating income of $1.2 billion, net income of $737 million and an operating margin of 11%. Excluding asset writedowns and other special charges and gains from the sale of investments (as described below), net income was $643 million in the nine months ended March 31, 2000 and $721 million in the nine months ended March 31, 1999.

         Pretax income of $1.5 billion for the nine months ended March 31, 2000 resulted in an income tax provision of $612 million. After a $9 million provision for preferred stock dividends, net income available to common shareowners was $918 million.

         Basic earnings per share totaled $6.92 for the nine months ended March 31, 2000, compared to $5.06 for the nine months ended March 31, 1999, a 37% increase. Diluted earnings per share increased 37% from $4.80 for the nine months ended March 31, 1999 to $6.59 for the nine months ended March 31, 2000. Excluding asset writedowns and other special charges and gains from the sale of investments, diluted earnings per share was $4.53 for the nine months ended March 31, 2000 and $4.69 for the nine months ended March 31, 1999.

         During the nine months ended March 31, 2000, we recorded pretax asset writedowns and other special charges totaling $469 million ($286 million after tax, or $2.16 basic and $2.04 diluted earnings per share). This includes a $320 million pretax asset writedown resulting from the decision to retire early certain aircraft and a $149 million pretax charge for asset impairment losses and costs incurred to streamline certain operations. For additional information on these charges, see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended December 31, 1999, and Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-Q for the quarter ended September 30, 1999, respectively.

         During the nine months ended March 31, 2000, we recorded pretax gains from the sale of investments totaling $974 million ($594 million after tax, or $4.48 basic and $4.24 diluted earnings per share). This consists of pretax gains of (1) $784 million from the sale of 12.3 million shares of priceline common stock; (2) $137 million from the sale of our equity interest in Singapore Airlines; (3) $29 million from the sale of our equity interest in SAirGroup; and (4) $24 million from the sale of a portion of our equity investment in Equant. For additional information regarding these sales, see
Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-Q. During the nine months ended March 31, 1999, we sold a portion of our investment in Equant for a pretax gain of $26 million.

OPERATING REVENUES

         Operating revenues for the nine months ended March 31, 2000 totaled $11.6 billion, a 7% increase from $10.8 billion for the nine months ended March 31, 1999. Passenger revenue rose 7% to $10.5 billion, reflecting a 4% increase in revenue passenger miles on a 5% capacity increase and a 3% increase in passenger mile yield.

NORTH AMERICAN PASSENGER REVENUES - North American passenger revenues rose 8% to $8.8 billion for the nine months ended March 31, 2000. Revenue passenger miles increased 4% on a capacity increase of 6%, while passenger mile yield increased 5%. These increases are primarily due to the inclusion of ASA and Comair in our results of operations. Passenger mile yield was negatively impacted by low fare competition and capacity increases by competitors. In addition, our operations for the nine months ended March 31, 2000 were adversely affected by Hurricane Floyd, ice storms in the Southeastern United States and traffic weakness due to public concerns relating to the Year 2000 computer issue.

INTERNATIONAL PASSENGER REVENUES - International passenger revenues declined 2% to $1.7 billion during the nine months ended March 31, 2000. Revenue passenger miles increased 4% on a 0.2% increase in capacity, while passenger mile yield declined 5%. The increase in revenue passenger miles is primarily due to our 21% traffic growth in Latin America. The decline in passenger mile yield is primarily attributable to competitive pressures from industry-wide capacity increases in the Atlantic market.

CARGO REVENUES AND OTHER REVENUES - Cargo revenues increased 2% to $434 million for the nine months ended March 31, 2000. Cargo ton miles rose 7% and the cargo ton mile yield decreased 4%, largely due to industry-wide capacity increases in international markets, as well as a decline in our domestic yield. All other revenues, net, increased 27% to $643 million, due to higher revenues from codeshare activity and frequent flyer partnership programs.

OPERATING EXPENSES

         Operating expenses for the nine months ended March 31, 2000 totaled $10.8 billion, an increase of 14% compared to the nine months ended March 31, 1999. Operating capacity increased 5% to 112.8 billion available seat miles. Excluding asset writedowns and other special charges and the expenses of ASA and Comair in the nine months ended March 31, 2000, operating expenses increased 3% and capacity increased 2% from the nine months ended March 31, 1999.

         Salaries and related costs increased 10% due to a 9% growth in average full-time equivalent employees largely from the inclusion of ASA and Comair employees. The increase is also attributable to a 2% general salary increase effective January 1, 1999 and a 3% pilot pay increase effective January 1, 2000.

         Aircraft fuel expense increased 18% as the average fuel price per gallon rose 12% to 55.47 cents, and fuel gallons consumed increased 5%. Delta's cost per gallon reflects gains of

$309 million on fuel hedging contracts, which covered approximately 75% of our aircraft fuel requirements during the nine months ended March 31, 2000. Depreciation and amortization expense increased 22%, largely due to the acquisition of additional flight and ground equipment and the inclusion of ASA and Comair expense.

         Passenger commissions decreased 16%, reflecting changes to the travel agent commission rate structure and our customers' increased use of lower cost distribution channels such as the Internet. Contracted services expense was up 16% due to higher information technology and customer service costs, as well as the inclusion of ASA and Comair expense.

         Landing fees and other rents rose 5%, aircraft maintenance materials and outside repair expense rose 17%, and aircraft rent expense increased 16%, largely due to the inclusion of ASA and Comair. As discussed above, we recorded asset writedowns and other special charges of $469 million during the nine months ended March 31, 2000.

OTHER INCOME (EXPENSE)

         Other income for the nine months ended March 31, 2000 totaled $827 million, compared to other expense of $12 million for the nine months ended March 31, 1999. The increase is primarily driven by pretax gains from the sale of investments totaling $974 million for the nine months ended March 31, 2000, as discussed above. In the nine months ended March 31, 1999, we recorded a $26 million pretax gain from the sale of investments.

         Interest expense increased 79% to $249 million, due to higher levels of long-term debt outstanding. Interest income increased 102% to $83 million due to higher average cash balances, as well as higher average interest rates.

         Miscellaneous expense totaled $17 million for the nine months ended March 31, 2000 compared to miscellaneous income of $26 million for the nine months ended March 31, 1999. This decrease is a result of a $40 million loss on the voluntary prepayment of certain long-term debt obligations during the December 1999 quarter.

FINANCIAL CONDITION

         Cash and cash equivalents and short-term investments totaled $2.0 billion at March 31, 2000, compared to $1.1 billion at June 30, 1999. Our principal sources and uses of cash during the nine months ended March 31, 2000 are detailed below.

SOURCES OF CASH:

- Generated $1.4 billion of cash from operations.
- Issued $4.2 billion in long-term debt.
- Generated $244 million from the sale of flight equipment.
- Generated $1.2 billion in proceeds primarily from the sale of a portion of our equity interests in priceline and Equant, and the sale of our equity interests in Singapore Airlines and SAirGroup.

USES OF CASH:

- Invested $1.7 billion in flight equipment and $350 million in ground property and equipment.
- Paid $790 million to repurchase 16,490,218 shares of our common stock.
- Made principal payments of $1.9 billion on long-term debt and capital lease obligations.
- Paid $25 million in cash dividends on our common and preferred stock.
- Paid $1.6 billion to purchase 74,212,825 shares of Comair common stock, net of cash acquired.

         Delta may prepay its long-term debt and repurchase its common stock from time to time. For information regarding common stock repurchases, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q and
Note 11 of the Notes to the Consolidated Financial Statements (page 53) in our 1999 Annual Report to Shareowners.

         As of March 31, 2000, our Company had a negative working capital position of $2.0 billion, compared to negative working capital of $2.7 billion at June 30, 1999. A negative working capital position is normal for us, primarily due to our air traffic liability, and does not indicate a lack of liquidity. We expect to meet our obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions.

         Long-term debt and capital lease obligations (including current maturities) totaled $5.0 billion at March 31, 2000, compared to $2.7 billion at June 30, 1999. Shareowners' equity was $4.8 billion at March 31, 2000 and $4.5 billion at June 30, 1999. Our debt-to-equity position, including current maturities, was 50% debt and 50% equity at March 31, 2000, and 36% debt and 64% equity at June 30, 1999. The change in the debt-to-equity position since June 30, 1999 primarily reflects the issuance of long-term debt during the December 1999 quarter to fund the acquisition of Comair, and the repurchase of common stock during the nine months ended March 31, 2000.

         For additional information regarding our outstanding debt, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q and
Note 5 of the Notes to the Consolidated Financial Statements (pages 46-48) in our 1999 Annual Report to Shareowners.

         At its meeting on April 27, 2000, our Board of Directors declared a cash dividend of 2.5 cents per common share payable June 1, 2000 to shareowners of record on May 10, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

         In December 1999, the SEC staff released Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition." SAB 101 provides guidance on revenue recognition. We are required to adopt this guidance no later than July 1, 2000. We are currently evaluating the impact of SAB 101 on our consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and hedging activities. We are required to adopt SFAS 133 on July 1, 2000. We are currently evaluating the impact of SFAS 133 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         For information regarding our membership in the SITA Foundation and our investment in priceline, see Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-Q. For additional information regarding Delta's exposure to market risks, see "Market Risks Associated With Financial Instruments" (pages 34-35), as well as Notes 2 and 4 (pages 43-44 and 45, respectively) of the Notes to the Consolidated Financial Statements in our 1999 Annual Report to Shareowners.

         Our Company uses options and other non-leveraged, over-the-counter instruments, which have maturities of up to 36 months, to manage the risk associated with changes in aircraft fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when we use the underlying fuel hedged. At March 31, 2000, we had entered into hedge agreements for 3.5 billion gallons of our projected aircraft fuel requirements for fiscal years 2000 through 2003. These contracts have an estimated fair value of $518 million. For the three months ending June 30, 2000, we currently have hedge agreements covering 540 million gallons of fuel, representing approximately 75% of our estimated fuel requirements for that period, at an average price of approximately 48.50 cents per gallon.

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delta Air Lines, Inc.:

         We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2000, and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.


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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.




/s/Arthur Andersen LLP
-------------------------


Atlanta, Georgia
May 12, 2000

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
-----------------------------

       Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan, members of our Board of Directors may defer all or a part of their cash compensation earned as a director for a specific period of time. A participating director can choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Savings Plan is the Delta Common Stock Fund, a fund invested primarily in our Company's common stock. During the quarter ended March 31, 2000, participants in the Directors' Deferred Compensation Plan deferred $11,440 in the Delta Common Stock Fund, which is equivalent to approximately 215 shares of common stock at prevailing market prices. These transactions were not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of such Act.


ITEM 5. OTHER INFORMATION
-------------------------

REGULATORY MATTERS
------------------

         Operations at four major United States airports served by Delta are regulated by the Federal Aviation Administration through "slot" allocations. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

         In April 2000, President Clinton signed legislation which phases out slot rules at O'Hare International Airport in Chicago by 2002 and at La Guardia Airport and John F. Kennedy International Airport in New York by 2007. In the opinion of management, the elimination of these slot rules will not have a material adverse effect on our operating results.

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

       Due to the success of our Year 2000 program, we have reassessed the total cost of remediating, testing, and monitoring our computer systems. We currently estimate the total costs of the program to be approximately $105 million. We have recognized $103 million as expense ($2 million of which was incurred in the March 2000 quarter) in our Consolidated Statements of Operations through March 31, 2000.

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

         On October 26, 1999, the National Mediation Board (NMB) certified the Transport Workers Union of America (TWU) as the collective bargaining representatives for Delta's approximately 110 pilot ground training instructors. Delta and the TWU are in negotiations on the terms of a collective bargaining agreement.

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

         On December 21, 1999, the NMB authorized an election to determine whether to certify the TWU as the collective bargaining representative of Delta's approximately 11,000 ramp and cargo employees. On March 3, 2000, the NMB announced that these employees voted to reject union representation, with only 17% of the employees voting in favor of the union. The TWU has filed a claim with the NMB alleging that Delta interfered in the election process and requesting the NMB to conduct a rerun election. Delta believes the TWU's claim is without merit. The NMB is investigating this matter.

         Delta and ALPA are in negotiations, which began on September 8, 1999, on a new collective bargaining agreement to replace the existing contract, which became amendable on May 2, 2000.


         Unions are currently engaged in organizing efforts to become the collective bargaining representative of various other groups of Delta employees. The outcome of Delta's negotiations with ALPA and the TWU, and other union organizing efforts, cannot presently be determined.

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

         On November 22, 1999, Comair reached a tentative agreement with the IAM on a new labor contract covering Comair's maintenance employees, subject to the ratification by those employees. In late December 1999, the IAM announced that the maintenance employees had voted to reject the tentative agreement. Comair and IAM are currently in negotiations with respect to a new agreement.

         In September 1998, the NMB certified the International Brotherhood of Teamsters (IBT) as the collective bargaining representative of Comair's flight attendants. Comair is also in negotiations with the IBT with respect to an initial contract.

         The outcome of Comair's negotiations with ALPA, the IAM, and the IBT cannot presently be determined.

BENEFIT ENHANCEMENTS

         On January 12, 2000, our Company announced a 3% base salary increase for substantially all of Delta's domestic, non-union employees. This pay increase became effective April 1, 2000.

         On February 4, 2000, we announced plans to offer home computers, software and Internet connections to all Delta employees in conjunction with PeoplePC. The "Wired Workforce" program will provide employees the ability to connect to Delta electronically and is expected to be fully implemented by December 2000.


LEGAL MATTERS
-------------

         On or about March 1, 2000, the Company was served with a federal grand jury subpoena calling for our production of documents related to aircraft de-icing operations at the Dallas/Fort Worth Airport since 1992. Delta cannot currently determine the full scope of the grand jury's investigation or our role in that investigation. We intend to cooperate with the government's investigation.

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

         - competitive factors, such as the airline pricing environment, international alliances, codesharing programs and capacity decisions by competitors;

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

         All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We assume no obligation to update these forward-looking statements even though our situation will change in the future.

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




                                               Delta Air Lines, Inc.
                                               -------------------------------
                                                        (Registrant)



                                               By: /s/ Edward H. West
                                               -------------------------------
                                                     Edward H. West
                                                 Executive Vice President
                                               and Chief Financial Officer




May 15, 2000