Form 10-K405
period 2000-06-30
DELTA AIR LINES INC /DE/
filed 2000-09-27
CIK 27904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-5424

                             DELTA AIR LINES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      58-0218548
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)
   POST OFFICE BOX 20706, ATLANTA, GEORGIA                      30320-6001
  (Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (404) 715-2600

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS                          WHICH REGISTERED
Common Stock, par value $1.50 per share...................  New York Stock Exchange
Preferred Stock Purchase Rights...........................  New York Stock Exchange
8 1/8% Notes Due July 1, 2039.............................  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 27, 2000, was approximately $6.1 billion. As of August 27, 2000, 122,974,870 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 2000 Annual Report to Shareowners. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated September 15, 2000, for its Annual Meeting of Shareowners to be held on October 25, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5424

                              DELTA AIR LINES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   58-0218548
-------------------------------                 -----------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                   Identification No.)

         Post Office Box 20706
            Atlanta, Georgia                          30320-6001
-----------------------------------------       -----------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (404) 715-2600
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
          Title of each class                          which registered
------------------------------------------         ------------------------

Common Stock, par value $1.50 per share.............New York Stock Exchange
Preferred Stock Purchase Rights.....................New York Stock Exchange
8 1/8% Notes Due July 1, 2039.......................New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 27, 2000, was approximately $6.1 billion. As of August 27, 2000, 122,974,870 shares of the registrant's common stock were outstanding.

                       Documents Incorporated By Reference

         Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 2000 Annual Report to Shareowners. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated September 15, 2000, for its Annual Meeting of Shareowners to be held on October 25, 2000.

                              DELTA AIR LINES, INC.

                                     PART I

ITEM 1.  BUSINESS

General Description

         Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier that provides scheduled air transportation for passengers and freight throughout the United States and around the world. As of September 1, 2000, Delta (including its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. ("ASA") and Comair, Inc. ("Comair")) served 205 domestic cities in 45 states, the District of Columbia, Puerto Rico and the United States Virgin Islands, as well as 44 cities in 28 foreign countries.

         Based on calendar 1999 data, Delta is the largest United States airline in terms of aircraft departures and passengers enplaned, and the third largest United States airline as measured by operating revenues and revenue passenger miles flown. Delta is the largest United States airline in the transatlantic, offering the most daily flight departures, serving the largest number of nonstop markets and carrying more passengers than any other United States airline.

         An important characteristic of Delta's route network is its four hub airports in Atlanta, Cincinnati, Dallas/Ft. Worth and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. These hubs also provide passengers with access to Delta's international gateway at New York's John F. Kennedy International Airport. Other key characteristics of Delta's route network include the Company's alliances with foreign airlines, the Delta Shuttle, Delta Express and the Delta Connection program.

         For the year ended June 30, 2000, passenger revenues accounted for 94% of Delta's consolidated operating revenues. Cargo revenues and other sources accounted for 6% of the Company's consolidated operating revenues for that period.

         Delta is managed as a single business unit. For additional information on this subject, as well as information concerning Delta's operating revenues by geographic region, see Note 13 of the Notes to the Consolidated Financial Statements on page 49 of Delta's 2000 Annual Report to Shareowners, which is incorporated herein by reference.

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

         Delta is incorporated under the laws of the State of Delaware. Its principal executive offices are located at Hartsfield Atlanta International Airport in Atlanta, Georgia, and its telephone number is (404) 715-2600.

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

         Delta is also subject to various other federal, state, local and foreign laws and regulations. The United States Postal Service has authority over certain aspects of the transportation of mail, and rates for the carriage of domestic mail are determined through negotiations or competitive bidding. The Communications Act of 1934, as amended, governs Delta's use and operation of radio facilities. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters (including noise pollution) are regulated by various federal, state, local and foreign governmental entities.

Fares and Rates

         Airlines are permitted to set domestic ticket prices without governmental regulation, and the industry is characterized by substantial price competition. International fares and rates are subject to the jurisdiction of the DOT and the governments of the foreign countries involved. Most international markets are characterized by significant price competition and substantial commissions, overrides and discounts to travel agents, brokers and wholesalers.

        Delta's system passenger mile yield increased 3% in fiscal 2000 compared to fiscal 1999. The Company's North American passenger mile yield rose 5% largely due to the inclusion of ASA and Comair in Delta's results of operations, partially offset by increased low-fare competition and capacity increases by competitors. Delta's international passenger mile yield declined 4% primarily due to increased pricing pressures resulting from industry-wide capacity growth in the Atlantic market.

Competition

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

         International alliances between domestic and foreign carriers, such as the marketing and codesharing arrangements between Northwest Airlines, Inc. and KLM-Royal Dutch Airlines, and among United Air Lines, Inc., Lufthansa German Airlines, Scandinavian Airline Systems and certain other foreign airlines, have significantly increased competition in international markets. Through codesharing arrangements with United States carriers, foreign carriers have obtained access to interior United States passenger traffic. Similarly, United States carriers have increased their ability to sell international transportation such as transatlantic services to and beyond European cities.

         For additional information regarding the competitive environment, see "Competitive Environment and Seasonality" on page 31 of Delta's 2000 Annual Report to Shareowners, which is incorporated herein by reference.

Route Authority

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

Airport Access

         Operations at four major United States airports and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

         In the United States, the FAA currently regulates slot allocations at O'Hare International Airport in Chicago, John F. Kennedy International Airport in New York, La Guardia Airport in New York and Ronald Reagan National Airport in Washington, D. C. Delta's operations at those four airports generally require slot allocations. In April 2000, President Clinton signed legislation which phases out slot rules at O'Hare International Airport by 2002, and at Kennedy and La Guardia Airports by 2007.

        Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Codesharing and Other Alliances

         Delta has entered into marketing agreements with certain foreign carriers to maintain or improve Delta's access to international markets. Under these codesharing arrangements, Delta and the foreign carriers publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to provide joint service with one aircraft rather than operating separate services with two aircraft.

         Many of Delta's international codesharing arrangements operate in discrete international city pairs. Under these arrangements, Delta purchases seats on the foreign carrier's aircraft that are marketed under Delta's "DL" designator code and sells seats on Delta's aircraft that are marketed under the foreign carrier's two-letter designator code.

         On June 22, 2000, Delta, Aeromexico, Air France and Korean Air launched a global alliance called SkyTeam. This alliance includes codesharing arrangements, reciprocal frequent flyer programs and coordinated cargo operations.

Delta Shuttle

         The Delta Shuttle is the Company's high-frequency specialty product providing service targeted to the Northeast business traveler. It provides hourly nonstop service between New York's La Guardia Marine Air Terminal and both Boston's Logan International Airport and Washington, D.C.'s Ronald Reagan National Airport. The Delta Shuttle also provides nonstop service between Boston and Washington, D.C.

Delta Express

         Delta Express is the Company's low-fare, leisure-oriented operation which provides service from certain cities in the Northeast and Midwest to Orlando and four other Florida destinations. In October 1996, Delta Express initiated service, operating a fleet of 12 aircraft with 62 daily departures to 13 cities. Today, Delta Express operates a fleet of 40 aircraft with 168 daily flights to 21 cities.

The Delta Connection Program

         Delta strengthened its competitive position by acquiring ASA Holdings, Inc. ("ASA Holdings") in fiscal 1999 and Comair Holdings, Inc. ("Comair Holdings") in fiscal 2000. ASA Holdings and Comair Holdings are the parent companies of regional jet carriers ASA and Comair, respectively. Both ASA and Comair are wholly owned subsidiaries of Delta and use Delta's "DL" code on their flights. For additional information regarding Delta's acquisition of ASA Holdings and Comair Holdings, see Note 17 of the Notes to the Consolidated Financial Statements on pages 51-52 of Delta's 2000 Annual Report to Shareowners, which is incorporated herein by reference.

         Delta has marketing agreements with three other regional jet carriers that use Delta's "DL" code on some or all of their flights, and also exchange connecting traffic with Delta. These carriers are Atlantic Coast Jet, Inc., SkyWest Airlines, Inc. and Trans States Airlines ("Trans States"). Trans States will cease operations as a Delta Connection carrier by March 31, 2001.

Computer Reservations System Partnership

         Delta owns 40% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines, Inc., and Trans World Airlines, Inc. own 34% and 26%, respectively, of WORLDSPAN.

         CRS services are used primarily by travel agents to book airline, hotel, car rental and other travel reservations and issue airline tickets. CRS services are provided by several companies in the United States and worldwide. In the United States, other CRS competitors are SABRE, Galileo International, Inc. and AMADEUS. CRS vendors are subject to regulations promulgated by the DOT and certain foreign governments.

         The CRS industry is highly competitive. Based on the number of travel agents in the United States using a CRS, WORLDSPAN ranks third, behind SABRE and Galileo International, Inc., in market share among travel agents in the United States.

Fuel

         Delta's results of operations could be significantly impacted by changes in the price and availability of jet fuel. The following table shows Delta's jet fuel consumption and costs for fiscal years 1996-2000.

Fiscal   Gallons Consumed     Cost        Average Price    Percent of Operating
 Year       (Millions)     (Millions)      Per Gallon           Expenses*
------   ----------------  ----------     --------------   --------------------

 1996         2,500          $1,464         58.53(cent)            13%
 1997         2,599           1,722         66.23                  14
 1998         2,664           1,507         56.54                  12
 1999         2,730           1,360         49.83                  11
 2000         2,876           1,646         57.23                  12

---------------
* Excludes restructuring and other special charges in fiscal years 1996, 1997 and 2000.

         Aircraft fuel expense increased 21% in fiscal 2000 compared to fiscal 1999, with the average fuel price per gallon rising 15% to 57.23(cent). Total gallons consumed increased 5% due to increased operations on a 5% rise in capacity. Delta's fuel cost per gallon in fiscal 2000 is net of gains of $442 million on fuel hedging contracts, which hedged approximately 75% of Delta's aircraft fuel requirements during fiscal 2000.

         Changes in jet fuel prices and availability have industry-wide impact and benefit or harm Delta's competitors as well as Delta. Accordingly, lower jet fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

         Delta's jet fuel purchase contracts do not provide material protection against price increases or for assured availability of supplies. The Company purchases most of its jet fuel from petroleum refiners under contracts which establish the price based on various market indices. Delta also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which permit the refiners to set the price and give the Company the right to terminate upon short notice if the price is unacceptable.

         Delta uses options and other non-leveraged, over-the-counter instruments to manage the risk associated with changes in aircraft fuel prices. Information regarding Delta's fuel hedging program is set forth in Note 4 of the Notes to the Consolidated Financial Statements on page 41 of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

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

Personnel

        Approximately 16% of the 81,000 total employees of Delta, ASA and Comair are represented by unions. The following table presents certain information concerning the union representation of domestic employees of Delta, ASA and Comair.

                                                                                                AMENDABLE DATE OF
                                 APPROXIMATE NUMBER OF                                        COLLECTIVE BARGAINING
      EMPLOYEE GROUP             EMPLOYEES REPRESENTED                   UNION                      AGREEMENT
      --------------             ---------------------                   -----                ---------------------

Delta Pilots                              9,000             Air Line Pilots Association,          May 2000
                                                            International

Delta Flight                                210             Professional Airline Flight           December 2004
Superintendents                                             Controllers Association

Delta Pilot Ground                          110             Transport Workers Union of            Initial contract
Training Instructors                                        America                               in negotiation

ASA Pilots                                  990             Air Line Pilots Association,          September 2002
                                                            International

ASA Flight Attendants                       540             Association of Flight                 September 2002
                                                            Attendants

ASA Flight Dispatchers                       30             Transport Workers Union of            Initial contract
                                                            America                               in negotiation

Comair Pilots                             1,300             Air Line Pilots Association,          June 1998
                                                            International

Comair Maintenance                          410             International Association of          June 2004
Employees                                                   Machinists and Aerospace
                                                            Workers

Comair Flight Attendants                    550             International Brotherhood of          Initial contract
                                                            Teamsters                             in negotiation

         For information regarding collective bargaining negotiations at Delta, ASA and Comair, and union efforts to organize other groups of employees at those companies, see "Collective Bargaining Matters" on pages 30-31 of Delta's 2000 Annual Report to Shareowners, which is incorporated herein by reference.

Environmental Matters

         The Airport Noise and Capacity Act of 1990 (the "ANCA") required the phase-out of Stage 2 aircraft by December 31, 1999, subject to certain exceptions. Delta has complied with this requirement.

         The ANCA recognizes the rights of operators of airports with noise problems to implement local noise abatement procedures so long as such procedures do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. It generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While Delta has had sufficient scheduling flexibility to accommodate local noise restrictions in the past, the Company's operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.

         The United States Environmental Protection Agency (the "EPA") is authorized to regulate aircraft emissions. The engines on Delta's aircraft comply with the applicable EPA standards.

         In February 1998, the EPA and the FAA signed a Memorandum of Agreement ("MOA") to develop a voluntary process with the airline industry to reduce emissions that lead to ozone formation. The MOA includes a proposal with a voluntary engine modification program to reduce emissions from aircraft engines. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators are evaluating potential options for emission reductions from airport activities, including aircraft engine modifications and alternative fueled ground service equipment, but no conclusion or agreement has been reached as to which, if any, options are viable.

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

        In March 2000, Delta received a federal grand jury subpoena calling for the Company to produce documents relating to aircraft deicing operations at the Dallas/Ft. Worth Airport since 1992. The Company understands that certain other airlines operating at Dallas/Ft. Worth and the Dallas/Ft. Worth Airport Board received similar subpoenas. Delta has produced the requested information and intends to cooperate with the government's investigation. The Company cannot currently determine the full scope of the investigation or its role in that matter.

Frequent Flyer Program

         Delta, like other major airlines, has established a frequent flyer program offering incentives to maximize travel on Delta. This program allows participants to accrue mileage for travel awards while flying on Delta, the Delta Connection carriers and participating airlines. Mileage credit may also be accrued for the use of certain services offered by program partners such as credit card companies, hotels and car rental agencies. Delta reserves the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

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

         Delta estimated the potential number of round-trip flight awards outstanding under its frequent flyer program to be 9.6 million at June 30, 1998,
10.6 million at June 30, 1999 and 11.5 million at June 30, 2000. Of these earned awards, Delta expected that approximately 7.2 million, 8.0 million and 8.6 million, respectively, would be redeemed. At June 30, 1998, 1999 and 2000, Delta had recorded a liability for these awards of $140 million, $172 million and $186 million, respectively. The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; or (2) be redeemed for something other than a free trip.

         Frequent flyer program participants flew 1.9 million, 2.0 million and
2.2 million free round-trips on Delta in fiscal years 1998, 1999 and 2000, respectively. These round-trips accounted for approximately 7% of the total passenger miles flown for each of the respective periods. Delta believes that the low percentage of free passenger miles and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

Civil Reserve Air Fleet Program

         Delta is a participant in the Civil Reserve Air Fleet Program pursuant to which the Company has agreed to make available, during the period beginning October 1, 2000 and ending September 30, 2001, up to 81 of its international range aircraft for use by the United States military under certain stages of readiness related to national emergencies.

ITEM 2.  PROPERTIES

Flight Equipment

         Information relating to Delta's aircraft fleet is set forth in Notes 7 and 8 of the Notes to the Consolidated Financial Statements on pages 45-46, and on the inside back cover, of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

Ground Facilities

         Delta leases most of the land and buildings that it occupies. The Company's largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of its principal offices are located at or near Hartsfield Atlanta International Airport in Atlanta, Georgia, on land leased from the City of Atlanta generally under long-term leases. Delta owns a portion of its principal offices, its Atlanta reservations center and other improved and unimproved real property in Atlanta, as well as a limited number of radio transmitting and receiving sites and certain other facilities.

         The City of Atlanta, with the support of Delta and other airlines, intends to undertake a ten year capital improvement program (the "CIP") at Hartsfield Atlanta International Airport. Implementation of the CIP should increase the number of flights that may operate at the airport, reduce flight delays and enable Hartsfield Atlanta International Airport to remain one of the preeminent airports in the world. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in May
2005), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated to cost approximately $5.4 billion. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. There is no assurance the CIP will be implemented on schedule and within budget, or that it will be fully implemented. One of the factors potentially impacting implementation of the CIP is the need to obtain certain environmental approvals. Failure to implement certain portions of the CIP in a timely manner could adversely impact Delta's operations at Hartsfield Atlanta International Airport.

         Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports; these leases generally require Delta to pay the cost of providing, operating and maintaining such facilities. In addition, Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Note 7 of the Notes to the Consolidated Financial Statements on page 45 of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

         Delta has announced plans to redevelop Terminal A at Boston's Logan International Airport to consolidate its flight operations at that airport at one location. The Company estimates the construction and design costs of this project at $386 million, but anticipates that the Massachusetts Port Authority will fund approximately $50 million of these costs. Implementation of the redevelopment project is dependent upon obtaining certain environmental approvals and the execution of definitive agreements by Delta and the Massachusetts Port Authority.

        In recent years, some airports have increased or sought to increase the rates charged to airlines to levels that, in the airlines' opinion, are unreasonable. The extent to which such charges are limited by statute or regulation and the ability of airlines to contest such charges has been subject to litigation and to administrative proceedings before the DOT. If the limitations on such charges are relaxed, or the ability of airlines to challenge such charges is restricted, the rates charged by airports to airlines may increase substantially.

ITEM 3.  LEGAL PROCEEDINGS

         ASA Holdings Shareowner Litigation. In February 1999, two shareowners of ASA Holdings filed a purported shareowner class action complaint in the Superior Court of Fulton County in the state of Georgia against ASA Holdings, its board of directors and Delta. The complaint seeks (1) to enjoin Delta's now completed acquisition of ASA Holdings or to rescind the acquisition; (2) unspecified compensatory and rescissory damages; and (3) costs and disbursements of the action. The complaint alleges, among other things: (1) that the board of directors of ASA Holdings breached its fiduciary duties by permitting ASA Holdings to enter into an acquisition agreement with Delta under which shareowners of ASA Holdings allegedly received an inadequate price; and (2) that Delta owed fiduciary duties to shareowners of ASA Holdings and breached those duties by entering into the acquisition agreement.

         In March 1999, the parties entered into a memorandum of understanding contemplating the settlement of this litigation. Pursuant to the memorandum of understanding, Delta and ASA Holdings amended their acquisition agreement to eliminate the termination fee payable to Delta by ASA Holdings if the acquisition agreement was terminated by ASA Holdings in favor of a superior proposal. The defendants also agreed to pay the fees and expenses of plaintiffs' counsel up to an aggregate amount of $400,000, subject to final court approval of the settlement.

         The parties have entered into a definitive settlement agreement, which is subject to the approval of the Superior Court of Fulton County. The Superior Court has scheduled a hearing to consider the settlement on October 20, 2000.

         Comair Holdings Shareowner Litigation. In October and November 1999, shareowners of Comair Holdings filed several purported shareowner class action complaints in state courts in Kentucky, New York and Ohio against Comair Holdings, its board of directors and Delta. These lawsuits make allegations and seek remedies with respect to Delta's acquisition of Comair Holdings that are generally similar to the allegations made and the remedies sought with respect to Delta's acquisition of ASA Holdings in the ASA Holdings shareowner litigation discussed above.

         In November 1999, the parties to these lawsuits entered into a memorandum of understanding contemplating the settlement of this litigation. Pursuant to the memorandum of understanding, Delta and Comair Holdings amended their acquisition agreement to eliminate the termination fee payable to Delta by Comair Holdings if the acquisition agreement was terminated by Comair Holdings in favor of a superior proposal. The defendants also agreed to pay the fees and expenses of plaintiffs' counsel up to $675,000 and $75,000, respectively, subject to final court approval of the settlement.

         The parties have entered into a definitive settlement agreement, which the Circuit Court of Boone County, Kentucky approved on September 25, 2000. The time for appealing the Circuit Court's order has not yet expired.

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

         In the first case, the plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired with Delta in violation of
Section 1 of the Sherman Act to restrain competition and assist Delta in fixing and maintaining anti-competitive prices for air passenger service to and from its Atlanta and Cincinnati hubs; and (2) that Delta violated Section 2 of the Sherman Act by exercising monopoly power to establish such prices in an anti-competitive or exclusionary manner. The complaint asserts that, for purposes of plaintiffs' damages claims, the purported plaintiff class consists of all persons who purchased a Delta full-fare ticket from June 11, 1995 to the present on routes (1) that start or end at Delta's hubs in Atlanta or Cincinnati; (2) on which Delta has over a 50% market share; (3) that are longer than 150 miles; and (4) that have total annual traffic of over 30,000 passengers.

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

         In both cases, plaintiffs have requested a jury trial, and are seeking injunctive relief; costs and attorneys' fees; unspecified damages, to be trebled under the antitrust laws; and such further relief as the District Court deems appropriate. Delta believes that the claims asserted against it in these cases are without merit, and it intends to defend these lawsuits vigorously.

         Pilot Retirement Benefits Lawsuit. In March 2000, four retired Delta pilots filed a purported class action lawsuit against Delta and the Delta Pilots Retirement Plan (the "Retirement Plan") in the United States District Court for the District of Oregon. The plaintiffs, who are seeking unspecified damages, claim that the calculation of their retirement benefits violated the terms of the Retirement Plan and various Internal Revenue Code provisions. The plaintiffs seek to represent a class consisting of certain groups of retired and active Delta pilots. The District Court recently granted Delta's motion to transfer the case to the United States District Court for the Northern District of Georgia. Delta believes this lawsuit is without merit, and it intends to defend this matter vigorously.

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

         For a discussion of certain environmental matters, see "ITEM 1. Business - Environmental Matters" on page 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning Delta's executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of Delta's executive officers.

Leo F. Mullin              Chairman of the Board and Chief Executive Officer,
                           January 28, 2000 to date;* Chairman of the Board,
                           President and Chief Executive Officer, October 28,
                           1999 to January 27, 2000; President and Chief
                           Executive Officer, August 14, 1997 to October 27,
                           1999. Mr. Mullin was Vice Chairman of Unicom
                           Corporation and its principal subsidiary,
                           Commonwealth Edison Company, from 1995 through
                           August 13, 1997. He was an executive of First
                           Chicago Corporation from 1981 to 1995, serving as that company's President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief
                           Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Age 57.

Malcolm B. Armstrong       Executive Vice President - Operations, October 1998
                           to date; Vice President - Corporate Safety and
                           Compliance, June 1997 through September 1998. Mr.
                           Armstrong was Vice President - Corporate Safety and
                           Compliance of US Airways, Inc. from July 1995 to
                           June 1997. He served as a Lieutenant General in the United States Air Force from May 1992 to June 1995.
                           Age 58.

M. Michele Burns           Executive Vice President and Chief Financial
                           Officer, August 9, 2000 to date; Senior Vice
                           President - Finance and Treasurer, February 2000 to
                           August 8, 2000; Vice President - Finance and
                           Treasurer, September 1999 to February 2000; Vice
                           President - Corporate Tax, January 1999 to September
                           1999. Ms. Burns was a partner at Arthur Andersen LLP from 1991 to January 1999. Age 42.

Robert L. Colman           Executive Vice President - Human Resources, October
                           1998 to date. Mr. Colman was Vice President - Human
                           Resources for General Electric Aircraft Engines
                           Business from October 1993 to October 1998. Age 55.

-------------
Effective January 28, 2000, Mr. Mullin's title was simplified at his request by deleting the word "President." Mr. Mullin continues to have all the powers of President as provided in Delta's by-laws.

Vicki B. Escarra           Executive Vice President - Customer Service, July
                           1998 to date; Senior Vice President - Airport
                           Customer Service, November 1996 through June 1998;
                           Vice President - Airport Customer Service, August
                           1996 through October 1996; Vice President -
                           Reservation Sales and Distribution Planning, May
                           1996 through July 1996; Vice President - Reservation
                           Sales, November 1994 to May 1996; Director -
                           Reservations Sales, October 1994 to November 1994.
                           Age 48.

Frederick W. Reid          Executive Vice President and Chief Marketing
                           Officer, July 1998 to date. Mr. Reid was an executive of Lufthansa German Airlines from 1991 to June 1998, serving as President and Chief Operating
                           Officer from April 1997 to June 1998, as Executive
                           Vice President from 1996 to March 1997, and as
                           Senior Vice President, The Americas, from 1991 to
                           1996. Age 50.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information required by this item is set forth under "Common Stock", "Number of Shareowners" and "Market Prices and Dividends" on page 56 of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

         Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan ("Plan"), members of the Company's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan that a participating director may select is a fund invested primarily in Delta's common stock ("Delta Common Stock Fund"). During the quarter ended June 30, 2000, participants in the Plan deferred $20,300 in the Delta Common Stock Fund investment return choice (equivalent to 390 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act.

ITEM 6. SELECTED FINANCIAL DATA

         Information required by this item is set forth on pages 54-55 of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth on pages 26-32 of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item is set forth under "Market Risks Associated With Financial Instruments" on pages 31-32, and in Notes 2 and 4 of the Notes to the Consolidated Financial Statements on pages 39-41 and pages 41-42, respectively, of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on pages 33-52, and in "Report of Independent Public Accountants" on page 53, of Delta's 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under "Certain Information About Nominees" on pages 3-5, and under "Section 16 Beneficial Ownership Reporting Compliance" on page 12, of Delta's Proxy Statement dated September 15, 2000, and is incorporated herein by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is set forth under "Compensation of Directors" on pages 6-7, under "Compensation Committee Interlocks and Insider Participation" on page 7, and on pages 17-23, of Delta's Proxy Statement dated September 15, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is set forth under "Beneficial Ownership of Securities" on pages 10-12 of Delta's Proxy Statement dated September 15, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedule on page 20 of this Form 10-K.

         (3). The exhibits required by this item are listed in the Exhibit Index on page 25 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.3 to 10.18 in the Exhibit Index.

(b). During the quarter ended June 30, 2000, Delta did not file any Current Reports on Form 8-K. Subsequent to June 30, 2000, Delta filed a Current Report on Form 8-K dated July 13, 2000, reporting that Delta's Board of Directors had approved a change of Delta's fiscal year end from June 30 to December 31, effective December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2000.

                                         DELTA AIR LINES, INC.

                                        By:  /s/ Leo F. Mullin
                                             -----------------------------------
                                             Leo F. Mullin
                                             Chairman of the Board and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of September, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                                      Title


Edwin L. Artzt*                                      Director
----------------------------
Edwin L. Artzt


James L. Broadhead*                                  Director
----------------------------
James L. Broadhead


Edward H. Budd*                                      Director
----------------------------
Edward H. Budd


M. Michele Burns                           Executive Vice President and
----------------------------                  Chief Financial Officer
M. Michele Burns                         (Principal Financial Officer and
                                           Principal Accounting Officer)


R. Eugene Cartledge*                                 Director
----------------------------
R. Eugene Cartledge

        Signature                                      Title


Mary Johnston Evans*                                 Director
----------------------------
Mary Johnston Evans


George M. C. Fisher*                                  Director
----------------------------
George M. C. Fisher


David R. Goode*                                      Director
----------------------------
David R. Goode


Gerald Grinstein*                                    Director
----------------------------
Gerald Grinstein


/s/ Leo F. Mullin                          Chairman of the Board and Chief
----------------------------                     Executive Officer
Leo F. Mullin                              (Principal Executive Officer)


Andrew J. Young*                                     Director
----------------------------
Andrew J. Young


*By:       /s/ Leo F. Mullin                      Attorney-In-Fact
           -----------------
           Leo F. Mullin

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 53 of Delta's 2000 Annual Report to Shareowners

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's 2000 Annual Report to Shareowners:

Consolidated Statements of Income for the years ended June 30, 2000, 1999 and
1998

Consolidated Balance Sheets - June 30, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

Consolidated Statements of Shareowners' Equity for the years ended June 30, 2000, 1999 and 1998

Notes to the Consolidated Financial Statements - June 30, 2000, 1999 and 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

   Schedule
   Number
   --------

      II        Valuation and Qualifying Accounts for the years ended June 30,
                2000, 1999 and 1998

All other schedules have been omitted as not applicable.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Delta Air Lines, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to shareowners incorporated by reference in this Form 10-K and have issued our report thereon dated August 11, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP




Atlanta, Georgia
August 11, 2000

                                                                    SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 2000

                             (Amounts in Millions)

                        Column A                                Column B             Column C              Column D       Column E

                                                                                     Additions
                                                                            ----------------------------
                                                               Balance at   Charged to   Charged to Other                Balance at
                                                              Beginning of  Costs and        Accounts-     Deductions-     End of
                       Description                               Period      Expenses         Describe      Describe       Period
                       -----------                            ------------  ----------   ---------------   -----------   ----------
DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE ASSET TO
WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:                  $ 30         $ 15              -          $ 11(a)         $ 34

Allowance for unrealized gains on marketable equity
securities:                                                      $(243)           -             (3)(b)      $179(c)         $(67)

Reserve for restructuring and other nonrecurring charges:         $ 26         $ 19              -           $ 7(d)         $ 38

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents decrease in unrealized gain resulting from changes in market values.

(c) Represents decrease in unrealized gain resulting from sale of investments.

(d) Represents payments made against restructuring charges.

                                                                    SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1999

                             (Amounts in Millions)

                       Column A                           Column B                   Column C           Column D       Column E

                                                                                 Additions
                                                                        ------------------------------
                                                         Balance at      Charged to  Charged to Other                  Balance at
                                                        Beginning of     Costs and       Accounts-      Deductions-      End of
                     Description                           Period          Expenses       Describe       Describe        Period
                     -----------                        ------------    ------------ -----------------  -----------    ----------
DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE ASSET TO
WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:           $  36            $ 19             -            $ 25(a)         $  30

Allowance for unrealized gains on marketable equity
securities:                                                $(144)              -          $(99)(b)           -            $(243)

Reserve for restructuring and other nonrecurring
charges:                                                   $  36               -             -            $ 10(c)         $  26

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents increase in unrealized gain resulting from changes in market values.

(c) Represents payments made against restructuring reserves.

                                                                    SCHEDULE II

                             DELTA AIR LINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED JUNE 30, 1998

                             (Amounts in Millions)

                       Column A                          Column B                Column C               Column D       Column E

                                                                                 Additions
                                                                        ------------------------------
                                                        Balance at      Charged to   Charged to Other                  Balance at
                                                       Beginning of     Costs and        Accounts-      Deductions-      End of
                     Description                          Period          Expenses        Describe       Describe        Period
                     -----------                       ------------     ----------   -----------------  -----------    ----------
DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE ASSET TO
WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:          $  48            $ 23              -            $ 35(a)         $  36

Allowance for unrealized gains on marketable equity
securities:                                               $(166)              -              -            $ 22(b)         $(144)

Reserve for restructuring and other nonrecurring
charges:                                                  $  88               -              -            $ 52(c)         $  36

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents decrease in unrealized gain resulting from changes in market values.

(c) Represents payments made against restructuring reserves.

                                 EXHIBIT INDEX


         3.1. Delta's Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).*

         3.2.     Delta's By-Laws.

         4.1. Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of New York, as Rights Agent, as amended by Amendment No. 1 thereto dated as of July 22, 1999 (Filed as Exhibit 1 to Delta's Form 8-A/A Registration Statement dated November 4, 1996, and Exhibit 3 to Delta's Amendment No. 1 to Form 8-A/A Registration Statement dated July 30,
1999).*

         4.2. Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 of this Form 10-K).

         4.3. Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

         4.4. Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.5. Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

         4.6. First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.7. Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, as Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

         4.8. Credit Agreement dated as of May 2, 1997, by and among Delta, Certain Banks and NationsBank, N.A. (South), as Agent Bank (Filed as Exhibit
4.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

         4.9. Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

         4.10. Amendment No. 1 dated July 27, 1999, to the Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.11 to Delta's Annual Report on Form 10-K for the year ended June 30, 1999).*

         4.11. Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, as ESOP Trustee, and Wilmington Trust Company, as Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as
Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30,
1993).*

         4.12. Indenture dated as of December 14, 1999, between Delta and The Bank of New York, as Trustee, relating to $500 million of 7.70% Notes due 2005, $500 million of 7.90% Notes due 2009 and $1 billion of 8.30% Notes due 2029. (Filed as Exhibit 4.2 to Delta's Registration Statement on Form S-4 (Registration No. 333-94991)).*

         4.13. Credit Agreement dated as of March 22, 1999, among Delta, Certain Banks, Citibank, N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent (Filed as Exhibit (a)(4) to Delta's Amendment No. 1 to Schedule 13E-3/A dated April 15, 1999).*

         Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

         10.1. Stock Purchase Agreement dated July 10, 1989, between Delta and Swissair, Swiss Air Transport Company Ltd. (Filed as Exhibit 10.2 to Delta's Current Report on Form 8-K dated July 24, 1989).*

         10.2. Sixth Amended and Restated Limited Partnership Agreement of WORLDSPAN, L.P. dated as of April 30, 1993 (Filed as Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

         10.3.    Delta's Incentive Compensation Plan, as amended (Filed as
Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

         10.4. Delta's 1989 Stock Incentive Plan, as amended (Filed as Appendix A to Delta's Proxy Statement dated September 15, 1997).*

         10.5. Prior Form of Non-Qualified Stock Option Award Agreement, dated January 25, 1996, under Delta's 1989 Stock Incentive Plan (Filed as
Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30,
1996).*

         10.6. Current Form of Non-Qualified Stock Option Award Agreement under Delta's 1989 Stock Incentive Plan.

         10.7. Form of Performance-Based Restricted Stock Award Agreement under Delta's 1989 Stock Incentive Plan.

         10.8. Delta's Executive Deferred Compensation Plan, as amended (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

         10.9. Directors' Deferred Compensation Plan (Filed as Exhibit 10.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

         10.10. Directors' Charitable Award Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).*

         10.11. 1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Senior Officer Excess Benefit Plan Agreement (Filed as
Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, and Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.12.   Delta's Non-employee Directors' Stock Plan (Filed as Exhibit
4.5 to Delta's Registration Statement on Form S-8 (Registration No.
33-65391)).*

         10.13. Delta's Non-employee Directors' Stock Option Plan and Form of Award Agreement dated October 22, 1998 (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).*

         10.14. Forms of Executive Retention Protection Agreements for Certain Officers (Filed as Exhibit 10.16 of Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

         10.15. Employment Agreement dated as of August 14, 1997, between Delta and Leo F. Mullin (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*

         10.16. Non-Qualified Stock Option Award Agreement dated October 27, 1999, between Delta and Leo F. Mullin under Delta's 1989 Stock Incentive Plan.

         10.17. Employment Agreement dated June 5, 1998, between Delta and Frederick W. Reid (Filed as Exhibit 10.20 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.18. Employment Agreement dated September 17, 1998, between Delta and Robert L. Colman (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*

         10.19. Purchase Agreement No. 2022 between The Boeing Company and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit
10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31,
1998).*/**

         10.20. Purchase Agreement No. 2025 between The Boeing Company and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31,
1998).*/**

         10.21. Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between The Boeing Company and Delta (Filed as Exhibit 10.5 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31,
1998).*/**

         10.22. Aircraft General Terms Agreement between The Boeing Company and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.23. Agreement dated April 29, 1996, between Delta and The Air Line Pilots in the service of Delta as represented by the Air Line Pilots Association, International (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

         12. Statement regarding computation of ratio of earnings to fixed charges for the years ended June 30, 2000, 1999, 1998, 1997 and 1996.

         13.      Portions of Delta's 2000 Annual Report to Shareowners.

         23.      Consent of Arthur Andersen LLP.

         24.      Powers of Attorney.

         27.      Financial Data Schedule.

----------------------------
 *Incorporated herein by reference
**Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta's request for confidential treatment.