Form 10-Q
period 2000-09-30
DELTA AIR LINES INC /DE/
filed 2000-11-14
CIK 27904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

                            Telephone: (404) 715-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


              Number of shares outstanding by each class of common
                         stock, as of October 31, 2000:


         Common Stock, $1.50 par value - 122,960,787 shares outstanding

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30         JUNE 30
                                                                                 2000              2000
                                                                             ------------        --------
ASSETS
                                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $  1,387          $  1,252
    Short-term investments                                                         478               493
    Accounts receivable, net of allowance for uncollectible accounts
       of $35 at September 30, 2000 and $34 at June 30, 2000                       700               739
    Deferred income taxes                                                          355               356
    Fuel hedge contracts, at market value                                          502                --
    Prepaid expenses and other                                                     516               612
                                                                              --------          --------
         Total current assets                                                    3,938             3,452
                                                                              --------          --------
PROPERTY AND EQUIPMENT:
    Flight equipment                                                            16,402            15,625
       Less:  Accumulated depreciation                                           5,029             4,930
                                                                              --------          --------
                                                                                11,373            10,695
                                                                              --------          --------

    Flight equipment under capital leases                                          529               506
       Less:  Accumulated amortization                                             315               303
                                                                              --------          --------
                                                                                   214               203
                                                                              --------          --------

    Ground property and equipment                                                4,272             4,212
       Less:  Accumulated depreciation                                           2,306             2,250
                                                                              --------          --------
                                                                                 1,966             1,962
                                                                              --------          --------

    Advance payments for equipment                                                 464               525
                                                                              --------          --------

         Total property and equipment                                           14,017            13,385
                                                                              --------          --------


OTHER ASSETS:
    Investments in equity securities                                               316               396
    Investments in associated companies                                            219               242
    Cost in excess of net assets acquired, net                                   2,167             2,183
    Leasehold and operating rights, net                                            101               104
    Other                                                                        1,047               804
                                                                              --------          --------
         Total other assets                                                      3,850             3,729
                                                                              --------          --------

Total assets                                                                  $ 21,805          $ 20,566
                                                                              ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30        JUNE 30
LIABILITIES AND SHAREOWNERS' EQUITY                                              2000             2000
                                                                             ------------       --------
                                                                             (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                      $    526          $    526
    Current obligations under capital leases                                        44                43
    Accounts payable and miscellaneous accrued liabilities                       2,548             2,318
    Air traffic liability                                                        1,875             1,920
    Accrued salaries and related benefits                                          944               920
    Accrued rent                                                                   197               213
                                                                              --------          --------
       Total current liabilities                                                 6,134             5,940
                                                                              --------          --------

NONCURRENT LIABILITIES:
    Long-term debt                                                               4,448             4,378
    Postretirement benefits                                                      2,020             2,008
    Accrued rent                                                                   731               742
    Capital leases                                                                 154               147
    Deferred income taxes                                                        1,236               869
    Other                                                                          441               458
                                                                              --------          --------
         Total noncurrent liabilities                                            9,030             8,602
                                                                              --------          --------


DEFERRED CREDITS:
    Deferred gain on sale and leaseback transactions                               581               592
    Manufacturers' and other credits                                               354               345
                                                                              --------          --------
       Total deferred credits                                                      935               937
                                                                              --------          --------

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 9)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock (issued and outstanding 6,415,582 shares at September 30, 2000 and 6,455,372 shares at
       June 30, 2000)                                                              462               465
    Unearned compensation under employee stock ownership plan                     (231)             (251)
                                                                              --------          --------
                                                                                   231               214
                                                                              --------          --------
SHAREOWNERS' EQUITY:
    Common stock at par (total shares issued: 180,703,301 shares at
       September 30, 2000 and 180,356,181 shares at June 30, 2000)                 272               271
    Additional paid-in capital                                                   3,260             3,245
    Accumulated other comprehensive income                                         503                40
    Retained earnings                                                            4,168             4,043
    Treasury stock at cost (57,751,090 shares at September 30, 2000
       and 57,716,615 shares at June 30, 2000)                                  (2,728)           (2,726)
                                                                              --------          --------
          Total shareowners' equity                                              5,475             4,873
                                                                              --------          --------

Total liabilities and shareowners' equity                                     $ 21,805          $ 20,566
                                                                              ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                              DELTA AIR LINES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                              --------------------------------
                                                                                   2000              1999
                                                                              --------------    --------------
OPERATING REVENUES:
        Passenger                                                             $        4,050    $        3,593
        Cargo                                                                            141               140
        Other, net                                                                       154                96
                                                                              --------------    --------------
          Total operating revenues                                                     4,345             3,829

OPERATING EXPENSES:
        Salaries and related costs                                                     1,514             1,306
        Aircraft fuel                                                                    533               367
        Depreciation and amortization                                                    281               263
        Other selling expenses                                                           190               160
        Passenger commissions                                                            164               203
        Contracted services                                                              239               213
        Landing fees and other rents                                                     199               180
        Aircraft rent                                                                    183               154
        Aircraft maintenance materials and outside repairs                               184               166
        Passenger service                                                                134               133
        Asset writedowns and other special charges                                        22               149
        Other                                                                            192               199
                                                                              --------------    --------------
          Total operating expenses                                                     3,835             3,493
                                                                              --------------    --------------

OPERATING INCOME                                                                         510               336
                                                                              --------------    --------------

OTHER INCOME (EXPENSE):
        Interest expense, net                                                            (64)              (33)
        Gains from the sale of investments                                                --               252
        Miscellaneous income, net                                                         12                14
        Fair value adjustments of SFAS 133 derivatives                                   (66)               --
                                                                              --------------    --------------
                                                                                        (118)              233
                                                                              --------------    --------------

INCOME BEFORE INCOME TAXES                                                               392               569

INCOME TAXES PROVIDED, NET                                                              (159)             (225)
                                                                              --------------    --------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                                                          233               344

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        PRINCIPLE, NET OF TAX                                                           (100)              (66)
                                                                              --------------    --------------

NET INCOME                                                                               133               278

PREFERRED STOCK DIVIDENDS                                                                 (4)               (3)
                                                                              --------------    --------------

NET INCOME AVAILABLE TO COMMON SHAREOWNERS                                    $          129    $          275
                                                                              ==============    ==============

BASIC EARNINGS PER SHARE BEFORE CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              $         1.86    $         2.47
                                                                              ==============    ==============

BASIC EARNINGS PER SHARE                                                      $         1.05    $         1.99
                                                                              ==============    ==============

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              $         1.77    $         2.33
                                                                              ==============    ==============

DILUTED EARNINGS PER SHARE                                                    $         1.01    $         1.88
                                                                              ==============    ==============

WEIGHTED AVERAGE SHARES USED IN
        PER SHARE COMPUTATION:
          Basic                                                                  122,925,632       138,300,991
          Diluted                                                                130,531,655       147,360,186

DIVIDENDS PER COMMON SHARE                                                    $        0.025    $        0.025
                                                                              ==============    ==============




The accompanying notes are an integral part of these consolidated financial statements.

                              DELTA AIR LINES, INC.
                              STATISTICAL SUMMARY*
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                      ----------------------------------
STATISTICAL SUMMARY:                                                        2000              1999
                                                                      ---------------    ---------------
Revenue Passenger Miles (millions)                                       29,243              28,296
Available Seat Miles (millions)                                          38,090              37,732
Passenger Mile Yield                                                      12.53c.             12.26c.
Operating Revenue Per Available Seat Mile                                 10.37c.              9.82c.
Operating Cost Per Available Seat Mile                                     9.14c.              8.61c.
Passenger Load Factor                                                     76.78%              74.99%
Breakeven Passenger Load Factor                                           66.96%              65.18%
Passengers Enplaned (thousands)                                          27,351              27,183
Revenue Ton Miles (millions)                                              3,369               3,268
Cargo Ton Miles (millions)                                                  444                 437
Cargo Ton Mile Yield                                                      31.23c.             31.93c.
Fuel Gallons Consumed (millions)                                            705                 713
Average Price Per Fuel Gallon, net of hedging gains                       68.71c.             50.23c.
Number of Aircraft in Fleet at End of Period                                602                 586
Average Full-Time Equivalent Employees                                   74,200              72,300






   * This summary excludes the statistics of Atlantic Southeast Airlines, Inc. and Comair, Inc., as well as the impact of unusual items, which are described under "Unusual Items" on page 14 of this Form 10-Q.

                              DELTA AIR LINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                 -----------------------------
                                                                   2000                 1999
                                                                 ---------           ---------
CASH PROVIDED BY OPERATING ACTIVITIES:

    Net Income                                                   $     133           $     278
    Adjustments to reconcile net income to cash
        provided by operating activities, net                          596                 430
    Changes in certain assets and liabilities, net                     279                (337)
                                                                 ---------           ---------
        Net cash provided by operating activities                    1,008                 371
                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                  (986)               (480)
        Ground property and equipment                                 (107)               (103)
    Decrease (increase) in short-term investments, net                  15                 (74)
    Proceeds from sale of investments                                   --                 115
    Proceeds from sale of flight equipment                             203                  95
                                                                 ---------           ---------
        Net cash used in investing activities                         (875)               (447)
                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                            14                  10
    Repurchase of common stock                                          (2)                (45)
    Payments on long-term debt and capital lease obligations           (15)                (69)
    Payments on notes payable                                          (58)                (42)
    Issuance of long-term obligations                                   66                 571
    Issuance of notes payable                                           --                  42
    Cash dividends                                                      (3)                 (4)
                                                                 ---------           ---------
        Net cash provided by financing activities                        2                 463
                                                                 ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              135                 387
Cash and cash equivalents at beginning of period                     1,252               1,124
                                                                 ---------           ---------
Cash and cash equivalents at end of period                       $   1,387           $   1,511
                                                                 =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of amounts capitalized)                        $      98           $      65
    Income taxes                                                 $      27           $      55

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DELTA AIR LINES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


     1.  ACCOUNTING AND REPORTING POLICIES

                  Delta's accounting and reporting policies are summarized in
         Note 1 of the Notes to the Consolidated Financial Statements (pages 38-39) in our 2000 Annual Report to Shareowners and in Note 7 of this Form 10-Q. These interim financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our 2000 Annual Report to Shareowners. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Due to seasonal variations in the demand for air travel, operating results for an interim period are not necessarily indicative of operating results for the entire year. We have reclassified certain amounts in the prior period to be consistent with the presentation of our current period financial statements.


     2.  SHAREOWNERS' EQUITY

                  During the September 2000 quarter, we issued a total of 347,120 shares of common stock under our broad-based employee stock option plans, 1989 Stock Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and Non-Employee Directors' Stock Plan.


     3.  GEOGRAPHIC INFORMATION

                  Delta is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

                                                                           For the Three Months Ended:
                                                                   -------------------------------------------

       (In Millions)                                               September 30, 2000       September 30, 1999
       -------------------------------------------------------------------------------------------------------
         North America                                                 $   3,499                $   3,128
         Atlantic                                                            639                      519
         Latin America                                                       114                       87
         Pacific                                                              93                       95
                                                                       ---------                ---------
               Total                                                   $   4,345                $   3,829
                                                                       =========                =========

     4.  AIRCRAFT PURCHASE COMMITMENTS

                  Our total aircraft fleet, options and rolling options at September 30, 2000 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

                                      Current Fleet
                            ----------------------------------
                                                                                                   Rolling
     Aircraft Type          Owned         Leased         Total          Orders        Options       Options
     -------------          -----         ------         -----          ------        -------       -------
     B-727-200               85             10             95             --             --             --
     B-737-200                1             53             54             --             --             --
     B-737-300               --             26             26             --             --             --
     B-737-800               31             --             31            101             60            253
     B-757-200               74             41            115              6             20             75
     B-767-200               15             --             15             --             --             --
     B-767-300                4             24             28             --             --             --
     B-767-300ER             49              8             57              1             11             13
     B-767-400                5             --              5             16             24             15
     B-777-200                7             --              7              6             20             26
     L-1011-1                 6             --              6             --             --             --
     L-1011-250               5             --              5             --             --             --
     L-1011-500               7             --              7             --             --             --
     MD-11                    8              7             15             --             --             --
     MD-88                   63             57            120             --             --             --
     MD-90                   16             --             16             --             --             --
     ATR-72                   4             15             19             --             --             --
     EMB-120                 49             13             62             --             --             --
     CRJ-200                 21            117            138            103            231             --
     CRJ-700                 --             --             --             57            165             --
                            ---            ---            ---            ---            ---            ---
     Total                  450            371            821            290            531            382
                            ===            ===            ===            ===            ===            ===

              During the September 2000 quarter, we accepted delivery of seven new B-737-800 aircraft, four new B-757-200 aircraft, and five new B-767-400 aircraft. We sold and leased back seven CRJ-200 aircraft. We also sold one B-767-300ER aircraft, five B-727-200 aircraft, and two EMB-120 aircraft. We retired one L-1011-1 aircraft and one EMB-120 aircraft.

              Subsequent to September 30, 2000, we accepted delivery of the following new aircraft: one B-767-400 aircraft, three B-737-800 aircraft, two B-757-200 aircraft and three CRJ-200 aircraft.

              Future expenditures for aircraft and engines on order at October 31, 2000 are estimated to be $8.9 billion, as follows:

                                                Amount
                  Year Ending June 30        (In Millions)
                  -------------------        -------------

                  Remainder of 2001            $1,870
                  2002                          2,400
                  2003                          1,370
                  2004                          1,130
                  2005                          1,400
                  After 2006                      740
                                               ------
                       Total                   $8,910
                                               ======

    5. COMPREHENSIVE INCOME

              Comprehensive income includes unrealized gains and losses on marketable equity securities and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. Comprehensive income totaled $596 million and $230 million for the three months ended September 30, 2000 and 1999, respectively. The difference between net income and comprehensive income for the quarters ended September 30, 2000 and 1999 is detailed in the following table:

                                                                           For the Three Months Ended:
                                                                   ------------------------------------------
           (In Millions)                                           September 30, 2000      September 30, 1999
         ----------------------------------------------------------------------------------------------------

         Net income                                                     $    133               $    278
                                                                        --------               --------
             Unrealized gain (loss) on marketable
                 equity securities, net of deferred taxes                     25                    (47)
             Unrealized gain (loss) on derivative
                 instruments, net of deferred taxes                          437                     --
             Other                                                             1                     (1)
                                                                        --------               --------
             Total other comprehensive income                                463                    (48)

         Comprehensive income                                           $    596               $    230
                                                                        ========               ========

                  As of September 30, 2000, we had recorded $413 million as unrealized gains on open fuel hedge contracts in accordance with Statement of Financial Accounting Standard (SFAS) No. 133. This amount is included in unrealized gains on derivative instruments in the table above. We anticipate that $281 million of unrealized fuel hedge gains will become realized over the next 12 months. Upon the adoption of SFAS 133 on July 1, 2000, we recorded unrealized fuel hedge gains of $416 million. We anticipate $289 million of that total to be realized over the 12 months following July 1, 2000. For additional information on the adoption of SFAS 133, see Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

     6.  SALE OF RECEIVABLES

                  During fiscal 1999, we sold a defined pool of our accounts receivable, on a revolving basis, through a wholly owned subsidiary to a third party. We initially sold receivables with a fair value of $547 million to the subsidiary. In exchange for the receivables sold, we received cash and a subordinated promissory note. The balance of the subordinated promissory note was $175 million at September 30, 2000, and is included in accounts receivable on our Consolidated Balance Sheets.

                  As part of the agreement, the subsidiary is required to pay fees to a third party based upon the amounts invested by the third party. This expense is included in miscellaneous income, net in our Consolidated Statements of Income.

                  For additional information regarding Delta's sale of a defined pool of our accounts receivable, see Note 16 of the Notes to the Consolidated Financial Statements (page 51) in our 2000 Annual Report to Shareowners.

     7.  ADOPTION OF NEW ACCOUNTING STANDARD

                  On July 1, 2000, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires us to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 impacts the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights.

         FUEL HEDGING

                  Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, we use options, forwards and other similar derivative instruments, which have maturities of up to 36 months. Because there is not a readily available market for derivatives in aircraft fuel, we use heating oil contracts to reduce our risk exposure to the movement of aircraft fuel prices. The changes in the market value of our heating oil contracts (also referred to as "fuel hedge contracts") have a high correlation to changes in aircraft fuel prices and, therefore, qualify as cash flow hedges under SFAS 133.

                  Upon adoption of SFAS 133, we recorded the fair market value of our fuel hedge contracts on our Consolidated Balance Sheet. On an ongoing basis, we will adjust our balance sheet to reflect the current fair market value of our fuel hedge contracts. The related gains or losses on these contracts are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related aircraft fuel purchases being hedged are consumed and recognized in expense. However, to the extent that the change in value of a fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that ineffective portion of the hedge is immediately recognized in income. In calculating the ineffective portion of our hedge performance under SFAS 133, we exclude the time value component related to any option premiums paid and recognize the amount in income during the life of the contract. The ineffective portion of the hedge returns, including those related to time value, are included in our Consolidated Statement of Income as fair value adjustments of SFAS 133 derivatives.

         EQUITY WARRANTS AND OTHER SIMILAR RIGHTS

                  In addition to derivatives used in the fuel hedging program, we own equity warrants and other similar rights in certain companies, primarily priceline.com (priceline). For additional information regarding our equity interests in priceline, see Note 2 of the Notes to the Consolidated Financial Statements (page 40) in our 2000 Annual Report to Shareowners. At September 30, 2000, our equity warrants and other similar rights in priceline consisted of the following: (1) a warrant which, subject to certain conditions, gives us the right to purchase up to 5.5 million shares of priceline common stock; and (2) six million shares of priceline's preferred stock which are convertible at our option into priceline common stock on a one-for-one basis. SFAS 133 requires us to separate the value of the preferred stock's convertible feature and account for it as a standalone equity right. These equity rights will now be accounted for as derivative instruments under SFAS 133, and these changes in fair value are required to be reflected in current period earnings.

                  At June 30, 2000, the book value of our holdings in priceline preferred stock was $245 million. At the date of adoption of SFAS 133, the conversion feature embedded in our priceline preferred stock had an estimated fair value of $130 million. The remaining value of the priceline preferred stock is accounted for as an available-for-sale debt security and recorded at amortized cost in investments in equity securities on our Consolidated Balance Sheet in accordance with SFAS 115.

                  The change in market value of our priceline warrant, our warrants in other companies and the conversion feature of our priceline preferred stock is recorded in our Consolidated Statements of Income as fair value adjustments of SFAS 133 derivatives.

                  The impact of adopting SFAS 133 on our Consolidated Statement of Income is as follows (in millions):

                                                                                        Income (Expense)
                                                                                        ---------------
                                                                                            For the
                                                                   Cumulative            Quarter Ended
                                                                Effect at July 1,        September 30,
                                                                       2000                   2000                     Total
                                                                -----------------       ---------------            ------------
        Write-off of fuel hedge contract premiums                $       (143)            $        (25)            $       (168)

        "Ineffective" portion of fuel hedge contracts                      16                       86                      102

        Fair value adjustment of equity rights                            (37)                    (127)                    (164)
                                                                 ------------             ------------             ------------

          Total pre-tax                                          $       (164)            $        (66)            $       (230)
                                                                 ============             ============             ============
          Total after-tax                                        $       (100)            $        (41)            $       (141)
                                                                 ============             ============             ============

     8.  EARNINGS PER SHARE

                  We calculate basic earnings per share by dividing the income available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and convertible securities. The following table shows our computation of basic and diluted earnings per share:

                                                                                Three Months Ended
                                                                        -----------------------------------
                                                                        September 30           September 30
                                                                            2000                   1999
                                                                        ------------           ------------
                                                                        (In millions, except per share data)

         BASIC:
           Net income                                                   $        133           $        278
             Dividends on allocated Series B ESOP
               Convertible Preferred Stock                                        (4)                    (3)
                                                                        ------------           ------------

           Income available to common shareowners                       $        129           $        275
                                                                        ============           ============

              Weighted average shares outstanding                              122.9                  138.3
                                                                        ============           ============

              Basic earnings per share                                  $       1.05           $       1.99
                                                                        ============           ============

         DILUTED:
           Net income                                                   $        133           $        278
             Adjustment to net income assuming conversion
               of allocated Series B ESOP Convertible Preferred Stock             (1)                    (1)
                                                                        ------------           ------------

           Income available to common shareowners                       $        132           $        277
                                                                        ============           ============

           Weighted average shares outstanding                                 122.9                  138.3

           Additional shares assuming:
             Conversion of allocated Series B ESOP
                 Convertible Preferred Stock                                     5.5                    5.1
             Exercise of stock options                                           1.9                    3.8
             Conversion of performance-based stock units                         0.2                    0.2
                                                                        ------------           ------------

           Weighted average shares outstanding as adjusted                     130.5                  147.4
                                                                        ============           ============

           Diluted earnings per share                                   $       1.01           $       1.88
                                                                        ============           ============

     9.  SUBSEQUENT EVENT

                  On October 18, 2000, Delta announced plans for a $1.6 billion terminal expansion and redevelopment project at New York's John F. Kennedy International Airport. For information on this subject, see "Airport Facilities Project at John F. Kennedy International Airport" on page 2 of Delta's Current Report on Form 8-K dated November 7, 2000.

                  On November 7, 2000, Delta agreed to sell in a public offering $1.5 billion aggregate principal amount of Pass Through Certificates, Series 2000-1 (Certificates), consisting of $341 million of 7.38% Class A-1 Certificates, $738 million of 7.57% Class A-2 Certificates, $183 million of 7.92% Class B Certificates, and $238 million of 7.78% Class C Certificates. Each class of Certificates represents an undivided interest in a pass through trust which will be formed by Delta and which will purchase equipment notes (Equipment Notes) issued by Delta and having the same interest rates and maturities as the related Certificates. Principal payments on the Equipment Notes related to the Class A-1 Certificates are amortizing with a final payment date of May 18, 2010; principal payments on the Equipment Notes related to the Class A-2, Class B and Class C Certificates are bullet maturities due November 18, 2010, November 18, 2010 and November 18, 2005, respectively. The Equipment Notes are full recourse obligations of Delta secured separately by a security interest in certain aircraft owned by Delta, consisting of 20 Boeing 737-832 aircraft, 18 Boeing 757-232 aircraft and 6 Boeing 767-332ER aircraft. The Certificates do not represent interests in or obligations of Delta. The closing of the sale of the Certificates is scheduled for November 16, 2000. Delta plans to use the net proceeds of this offering for general corporate purposes, including the repayment of the $500 million credit facility that Delta obtained to finance its purchase of ASA Holdings, Inc. in 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME AND EARNINGS PER SHARE

         For the quarter ended September 30, 2000, Delta reported unaudited consolidated operating income of $510 million and net income of $133 million. Operating margin, which is the ratio of operating income to operating revenues, was 12%. For the quarter ended September 30, 1999, we recorded operating income of $336 million, net income of $278 million, and an operating margin of 9%. Excluding unusual items (as described below), net income was $273 million in the September 2000 quarter and $282 million in the September 1999 quarter.

         Basic earnings per share totaled $1.05 for the September 2000 quarter compared to $1.99 for the September 1999 quarter. Diluted earnings per share totaled $1.01 in the September 2000 quarter compared to $1.88 in the September 1999 quarter. Excluding unusual items, diluted earnings per share was $2.08 for the September 2000 quarter compared to $1.91 for the September 1999 quarter.

UNUSUAL ITEMS

         During the September 2000 quarter, we recorded a $144 million charge, net of tax, as a result of the following unusual items:

         - a $141 million non-cash charge, net of tax, due to our adoption of SFAS 133. For additional information on this subject, see Note 7 of the Notes to Consolidated Financial Statements on pages 10-11 of this Form 10-Q.

         - a $13 million restructuring charge, net of tax, as a result of our decision to discontinue our Pacific gateway in Portland, Oregon.

         - a one-time $10 million non-cash gain, net of tax, related to our equity investment in WORLDSPAN, L.P.

         During the September 1999 quarter, we recorded a $3 million charge, net of tax, as a result of the following unusual items:

         - a $154 million gain, net of tax, from the sale of our equity interest in Singapore Airlines Limited and a portion of our equity investment in priceline.

         - a $91 million non-cash charge, net of tax, for asset writedowns and other special charges.

         - a $66 million cumulative effect charge, net of tax, for the adoption of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

For additional information on these matters, see Notes 2, 6 and 18, respectively, of the Notes to the Consolidated Financial Statements in our 2000 Annual Report to Shareowners.

ACQUISITION OF ASA HOLDINGS, INC. AND COMAIR HOLDINGS, INC.

         We acquired ASA Holdings, Inc. (ASA) and Comair Holdings, Inc. (Comair) in fiscal 1999 and fiscal 2000, respectively. Our Consolidated Statement of Income for the September 2000 quarter includes the results of operations of ASA and Comair for that period. Our Consolidated Statement of Income for the September 1999 quarter includes the results of operations of ASA for that period. For additional information regarding our acquisition of ASA and Comair, see Note 17 of the Notes to the Consolidated Financial Statements in our 2000 Annual Report to Shareowners.

OPERATING REVENUES

         Our operating revenues totaled $4.3 billion in the September 2000 quarter, a 13% increase from $3.8 billion in the September 1999 quarter. Passenger revenue increased 13% to $4.1 billion, reflecting a 7% increase in revenue passenger miles and a 5% increase in passenger mile yield. These increases are due in part to the inclusion of Comair in our results of operations for the September 2000 quarter.

NORTH AMERICAN PASSENGER REVENUES - North American passenger revenues rose 14% to $3.3 billion for the September 2000 quarter. Revenue passenger miles increased 8% on a capacity increase of 6%, while passenger mile yield increased 5%. These increases are primarily due to the inclusion of Comair, improved revenue management systems and a favorable U.S. economy. During the September 1999 quarter, our operations were adversely affected by flight cancellations related to Hurricane Floyd.

INTERNATIONAL PASSENGER REVENUES - International passenger revenues increased 9% to $755 million during the September 2000 quarter. Revenue passenger miles increased 3% on a capacity increase of less than 1%, and passenger mile yield rose 6%. The increase in revenue passenger miles reflects Delta's continued international expansion, particularly in Latin American markets. The increase in passenger mile yield is primarily a result of stronger demand in the Atlantic market.

CARGO REVENUES AND OTHER REVENUES - Cargo revenue rose less than 1% in the September 2000 quarter. Cargo ton miles increased 4%, while the cargo ton mile yield decreased 3%. The increase in cargo ton miles is attributable to higher mail and package volume from the growth in e-commerce. The decrease in cargo ton mile yield is due to increased competition, particularly in the European market. Other revenues increased 60% to $154 million, largely due to the inclusion of Comair and increases in revenue from codeshare and partner agreements.

OPERATING EXPENSES

         Operating expenses for the September 2000 quarter totaled $3.8 billion, rising 10% from the September 1999 quarter. Operating capacity increased 5% to
40.2 billion available seat miles. Cost per available seat mile (CASM) increased 5% to 9.55 cents, while non-fuel CASM grew 1% to 8.22 cents. Excluding unusual items, operating expenses increased 14% from the September 1999 quarter and CASM increased 9% to 9.51 cents.

         Salaries and related costs grew 16%, reflecting a 14% increase in average full-time equivalent employees largely from the inclusion of Comair employees. The increase in salaries and related costs also reflects salary increases of 3% for pilots on January 1, 2000, and 3% for most domestic non-union employees on April 1, 2000. In addition, overtime costs increased due to heavier traffic, challenging weather and air traffic control issues.

         Aircraft fuel expense increased 45% during the September 2000 quarter, with the average fuel price per gallon rising 40% to 70.36 cents. Total gallons consumed increased 4% due to increased operations on a 5% rise in capacity. Delta's fuel cost per gallon is net of gains of approximately $160 million on fuel hedging contracts, which hedged approximately 61% of our aircraft fuel requirements during the September 2000 quarter. Depreciation and amortization expense rose 7% due to the acquisition of new flight and ground equipment as well as the inclusion of Comair.

         Other selling expenses increased 19% due to higher advertising costs related to our new branding and our SkyTeam relationship, as well as the inclusion of Comair. Passenger commissions expense declined 19%, reflecting changes to the travel agent commission rate structure and our customers' increased use of lower cost distribution channels such as the Internet. Internet sales accounted for approximately 10% of passenger revenue in the September 2000 quarter compared to 5% in the September 1999 quarter. Contracted services expense increased 12% primarily due to the inclusion of Comair.

         Landing fees and other rents rose 11%, aircraft rental expense increased 19%, and aircraft maintenance materials and outside repair expense grew 11%, primarily due to the inclusion of Comair. The 4% reduction in other costs was primarily attributable to certain non-payroll tax initiatives and a reduction in discretionary spending.

OTHER INCOME (EXPENSE)

         Nonoperating expense in the September 2000 quarter was $118 million, compared to nonoperating income of $233 million in the September 1999 quarter. This change is primarily a result of $252 million in pretax gains from the sale of investments in the September 1999 quarter. Interest expense, net increased 94% due to higher levels of debt outstanding. In addition, we recorded a $66 million pretax charge related to the adoption of SFAS 133. This reflects losses recognized on equity warrants and options of $127 million offset by fuel hedge ineffectiveness gains of $61 million (see Note 7).


FINANCIAL CONDITION

         Cash and cash equivalents and short-term investments totaled $1.9 billion at September 30, 2000, compared to $1.7 billion at June 30, 2000. Our principal sources and uses of cash during the three months ended September 30, 2000 are detailed below:

SOURCES:
-  Generated $1.0 billion of cash from operations.
-  Issued $66 million in long-term debt for aircraft financing.
- Generated $203 million from the sale and leaseback of seven CRJ-200 aircraft and the sale of five B-727-200 aircraft, two EMB-120 aircraft, and one B-767-300ER aircraft.
-  Issued 347,120 shares of common stock for $14 million.

USES:
- Invested $986 million in flight equipment and $107 million in ground property and equipment.
- Made principal payments of $73 million on long-term debt, capital lease obligations and notes payable.
-  Paid $3 million in cash dividends on our common stock.

         Delta may prepay its long-term debt and repurchase common stock from time to time. For information regarding our common stock repurchase authorization, see Note 11 of the Notes to the Consolidated Financial Statements (page 49) in our 2000 Annual Report to Shareowners.

         As of September 30, 2000, we had a negative working capital position of $2.2 billion, compared to negative working capital of $2.5 billion at June 30, 2000. A negative working capital position is normal for us, primarily due to our air traffic liability, and does not indicate a lack of liquidity. We expect to meet our obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions. At September 30, 2000, we had $1.25 billion of credit available under our 1997 Bank Credit Agreement.

         Long-term debt and capital lease obligations (including current maturities) totaled $5.2 billion at September 30, 2000, compared to $5.1 billion at June 30, 2000. Shareowners' equity was $5.5 billion at September 30, 2000 and $4.9 billion at June 30, 2000. Our net debt-to-capital position (including current maturities) was 70% at September 30, 2000, and 71% at June 30, 2000.

         For additional information regarding our credit agreements and long-term debt, see Note 5 of the Notes to the Consolidated Financial Statements (pages 42-44) in our 2000 Annual Report to Shareowners. In addition, on November 7, 2000, we agreed to sell in a public offering $1.5 billion aggregate principal amount of Pass Through Certificates (see Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-Q).

         At its meeting on October 25, 2000, our Board of Directors declared a cash dividend of 2.5 cents per common share, payable December 1, 2000, to shareowners of record on November 8, 2000.

RECENTLY ADOPTED ACCOUNTING STANDARDS

         Effective July 1, 2000, we adopted SFAS 133, as amended. In accordance with SFAS 133, we changed our method of accounting for derivative instruments. All derivatives are now reflected on our balance sheet at fair market value. For additional information on our adoption of SFAS 133, see Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

         Effective July 1, 1999, we adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The adoption of SAB 101 resulted in a cumulative effect charge of $66 million, net of tax, and decreased net income for fiscal 2000 by $21 million, net of tax. For additional information, see Note 18 (page 52) of the Notes to the Consolidated Financial Statements in our 2000 Annual Report to Shareowners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding our investment in Equant, N.V. and our investment in priceline, see Note 2 of the Notes to the Consolidated Financial Statements (pages 39-41) in our 2000 Annual Report to Shareowners. For additional information regarding Delta's exposure to market risks, see "Market Risks Associated With Financial Instruments" (pages 31-32), as well as Notes 2 and 4 (pages 39-42) of the Notes to the Consolidated Financial Statements, in our 2000 Annual Report to Shareowners.

                       [LETTERHEAD OF ARTHUR ANDERSEN LLP]
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delta Air Lines, Inc.:

         We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 2000, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




/s/ Arthur Andersen LLP
----------------------------------------

Atlanta, Georgia
November 9, 2000

PART II.  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

         Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan, members of our Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Savings Plan is the Delta Common Stock Fund, a fund invested primarily in Delta's common stock. During the quarter ended September 30, 2000, participants in the Plan deferred $59,000 in the Delta Common Stock Fund investment return choice, which is equivalent to approximately 1,330 shares of Delta common stock at prevailing market prices. These transactions were not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of that Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Shareowners held on October 25, 2000, the owners of our common stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1. Elected the persons named below to our Board of Directors by the following vote:

                                                          FOR                          WITHHELD
         Edwin L. Artzt                               104,279,844                     20,576,048
         James L. Broadhead                           121,385,923                      3,469,969
         Edward H. Budd                               121,551,548                      3,304,344
         R. Eugene Cartledge                          121,486,221                      3,369,671
         Mary Johnston Evans                          121,438,472                      3,417,420
         George M.C. Fisher                           121,611,423                      3,244,469
         David R. Goode                               121,537,559                      3,318,333
         Gerald Grinstein                             121,479,592                      3,376,300
         Leo F. Mullin                                121,500,735                      3,355,157
         John F. Smith, Jr.                           121,569,450                      3,286,442
         Andrew J. Young                              120,968,192                      3,887,700

         There were no broker non-votes on this matter.

2. Ratified the appointment of Arthur Andersen LLP as our independent auditors for the calendar year ending December 31, 2000 by a vote of 123,517,819 FOR; 766,169 AGAINST; and 571,904 ABSTENTIONS. There were no broker non-votes on this matter.

3. Approved the adoption of the Delta 2000 Performance Compensation Plan by a vote of 79,123,856 FOR; 32,906,291 AGAINST; and 1,142,359
         ABSTENTIONS. There were 11,683,386 broker non-votes on this matter.

4. Defeated a shareowner proposal relating to cumulative voting for directors by a vote of 13,957,851 FOR; 86,632,427 AGAINST; and 12,582,228 ABSTENTIONS. There were 11,683,386 broker non-votes on this matter.

5. Defeated a shareowner proposal linking executive compensation to employee satisfaction by a vote of 12,861,664 FOR; 99,325,244 AGAINST; and 985,598 ABSTENTIONS. There were 11,683,386 broker non-votes on this matter.

6. Defeated a shareowner proposal relating to executive severance agreements by a vote of 34,871,403 FOR; 76,379,825 AGAINST; and 1,921,278 ABSTENTIONS. There were 11,683,386 broker non-votes on this matter.

7. Defeated a shareowner proposal relating to executive stock option grants by a vote of 26,940,194 FOR; 84,278,998 AGAINST; and 1,953,314
         ABSTENTIONS. There were 11,683,386 broker non-votes on this matter.

ITEM 5. OTHER INFORMATION

BROAD-BASED STOCK OPTION PLANS

         For information regarding our broad-based employee stock option plans, see Note 15 of our 2000 Annual Report to Shareowners (pages 50-51) and Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

RE-PRICING OF PRICELINE.COM WARRANTS

         On September 30, 2000, Delta held a warrant which, subject to certain conditions, gave Delta the right to purchase up to 5.5 million shares of common stock of priceline for $56.625 per share. On November 2, 2000, Delta and priceline amended their warrant agreement (1) to reduce the 5.5 million shares underlying the warrant to 4.7 million shares; (2) to reduce Delta's per share purchase price for those shares to $4.7188; and (3) to provide that Delta may not sell or otherwise transfer more than 50% of the warrant or the underlying shares until November 2, 2001. In the opinion of management, the re-pricing of the warrant did not have a material impact on the Consolidated Financial Statements.

PERSONNEL MATTERS

         In October 2000, Delta's approximately 11,000 ramp and cargo employees rejected representation by the Transport Workers Union of America, with 19% of the employees voting for union representation.

         The National Mediation Board (NMB) has authorized an election to determine whether to certify the International Association of Machinists and Aerospace Workers (IAM) as the collective bargaining representative of ASA's approximately 300 mechanics and related employees. The NMB will mail ballots to covered employees on November 15, 2000, and plans to announce the results of the vote on December 15, 2000. For the IAM to be certified as the representative of these employees, more than 50% of the employees must vote for union representation.

         For additional information regarding collective bargaining matters at Delta, ASA and Comair, see "Collective Bargaining Matters" in our 2000 Annual Report to Shareowners (pages 30-31), and "Personnel" in our Annual Report on Form 10-K (page 7) for the fiscal year ended June 30, 2000 (2000 Form 10-K).

LEGAL PROCEEDINGS

         On October 20, 2000, the Superior Court of Fulton County, Georgia approved the settlement of the ASA shareowner litigation described in Delta's 2000 Form 10-K (pages 11-12). The time for appealing the Superior Court's order has not yet expired.

         On September 25, 2000, the Circuit Court of Boone County, Kentucky approved the settlement of the Comair shareowner litigation described in Delta's 2000 Form 10-K (page 12). The time for appealing the Circuit Court's order has now expired.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         12.      Computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

         27.      Financial Data Schedule (For SEC use only).

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2000, Delta filed a Current Report on Form 8-K dated July 13, 2000, reporting that Delta's Board of Directors had approved a change of Delta's fiscal year end from June 30 to December 31, effective December 31, 2000.

         Subsequent to September 30, 2000, Delta filed a Current Report on Form 8-K dated November 7, 2000, regarding, among other things, its plans for a terminal expansion and redevelopment project at New York's John
         F. Kennedy International Airport.

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




                                       Delta Air Lines, Inc.
                                       ---------------------
                                           (Registrant)



                                     By: /s/ M. Michele Burns
                                         ---------------------
                                         M. Michele Burns
                                     Executive Vice President
                                    and Chief Financial Officer


November 14, 2000