Form 10KT405
period 2000-12-31
DELTA AIR LINES INC /DE/
filed 2001-03-29
CIK 27904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [  ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED

                                       OR

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2001, was approximately $5.177 billion. As of February 28, 2001, 123,036,035 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's Calendar Year 2000 Annual Report to Shareowners. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 6, 2001, for its Annual Meeting of Shareowners to be held on April 26, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DELTA AIR LINES, INC.


Forward-Looking Information

         Statements in this Form 10-K which are not purely historical facts, including statements about our expectations, beliefs, intentions, or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to:

         - general economic conditions, both in the United States and in our markets outside the United States;

         - competitive factors in our industry, such as mergers and acquisitions, the airline pricing environment, international alliances, codesharing programs and capacity decisions by competitors;

         -        outcomes of negotiations on collective bargaining agreements;

         -        changes in aircraft fuel prices;

         - disruptions to operations due to adverse weather conditions, air traffic control-related constraints and labor issues;

         -        fluctuations in foreign currency exchange rates;

         - actions by the United States or foreign governments, including regulatory agencies;

         - the willingness of customers to travel generally, and with us specifically, which could be affected by factors such as our on-time performance, our baggage handling performance, how well we respond to customer complaints and our and the industry's safety record; and

         -        the outcome of our litigation.

         Caution should be taken not to place undue reliance on our forward-looking statements, which are current only as of the date of this Form 10-K. See Delta's past and future Forms 10-K and 10-Q and certain Forms 8-K filed with the Securities and Exchange Commission for additional information about risks and uncertainties as of other dates.

                                     PART I


ITEM 1.  BUSINESS

General Description

         Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier that provides scheduled air transportation for passengers and freight throughout the United States and around the world. As of February 1, 2001, Delta (including its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. ("ASA") and Comair, Inc. ("Comair")) served 201 domestic cities in 45 states, the District of Columbia, Puerto Rico and the United States Virgin Islands, as well as 50 cities in 32 countries in Europe, Latin America, Asia, the Caribbean and Canada.

         Based on calendar year 2000 data, Delta is the largest United States airline in terms of aircraft departures and passengers enplaned, and the third largest United States airline as measured by operating revenues and revenue passenger miles flown. Delta is the largest United States airline in the transatlantic, offering the most daily flight departures, serving the largest number of nonstop markets and carrying more passengers than any other United States airline.

         For the year ended December 31, 2000, passenger revenues accounted for 94% of Delta's consolidated operating revenues. Cargo revenues and other sources accounted for 6% of the Company's consolidated operating revenues for that period. For information concerning Delta's consolidated operating revenues by geographic region, see Note 19 of the Notes to the Consolidated Financial Statements on page 34 of Delta's Calendar Year 2000 Annual Report to Shareowners, which is incorporated herein by reference.

         Delta is incorporated under the laws of the State of Delaware. Its principal executive offices are located at Hartsfield Atlanta International Airport in Atlanta, Georgia. Delta's telephone number is (404) 715-2600, and its Internet address is "delta.com".

Airline Operations

         An important characteristic of Delta's route network is its four hub airports in Atlanta, Cincinnati, Dallas/Ft. Worth and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. Delta's hub and spoke system also provides passengers with access to Delta's principal international gateways in Atlanta and New York
- John F. Kennedy International Airport ("JFK"). As briefly discussed below, other key characteristics of Delta's route network include the Delta Shuttle, Delta Express, the Delta Connection program and Delta's alliances with foreign airlines.

         Delta Shuttle. The Delta Shuttle is the Company's high-frequency service targeted to Northeast business travelers. It provides hourly nonstop service between New York's La Guardia Marine Air Terminal and both Boston's Logan International Airport and

Washington, D.C.'s Ronald Reagan National Airport. The Delta Shuttle also provides nonstop service between Boston and Washington, D.C.

         Delta Express. Delta Express is the Company's low-fare, leisure-oriented service which provides flights from certain cities in the Northeast and Midwest to Orlando and four other Florida destinations. In October 1996, Delta Express initiated service, operating a fleet of 12 aircraft with 62 daily flights to 13 cities. Today, Delta Express operates a fleet of 45 aircraft with 180 daily flights to 19 cities.

         The Delta Connection Program. Delta's regional carrier service provides passengers in small and medium-sized cities greater access to their destinations. It also enables Delta to reallocate larger aircraft to meet customer demand on longer-haul routes, while preserving its presence in smaller markets with regional jets.

         Delta strengthened its competitive position by acquiring ASA Holdings, Inc. ("ASA Holdings") and Comair Holdings, Inc. ("Comair Holdings") in 1999. ASA Holdings and Comair Holdings are the parent companies of regional jet carriers ASA and Comair, respectively. Both ASA and Comair use Delta's "DL" code on their flights. For additional information regarding Delta's acquisition of ASA Holdings and Comair Holdings, see Note 18 of the Notes to the Consolidated Financial Statements on page 34 of Delta's Calendar Year 2000 Annual Report to Shareowners, which is incorporated herein by reference.

         Delta has marketing agreements with Atlantic Coast Jet, Inc. and SkyWest Airlines, Inc. These regional jet carriers use Delta's "DL" code on some of their flights, and exchange connecting traffic with Delta. For additional information regarding Delta's agreements with these regional jet operators, see
Note 10 of the Notes to the Consolidated Financial Statements on page 27 of Delta's Calendar Year 2000 Annual Report to Shareowners, which is incorporated herein by reference.

         International Alliances. Delta's marketing agreements with select foreign airlines improve Delta's access to international markets. These agreements can include codesharing, frequent flyer benefits, shared or reciprocal access to passenger lounges, joint advertising and other marketing arrangements.

         Delta's international codesharing agreements enable Delta to market and sell seats to an expanded number of international city pairs. Under codesharing arrangements, Delta and the foreign carriers publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to offer joint service with one aircraft rather than operating separate services with two aircraft. These arrangements typically allow Delta to sell seats on the foreign carrier's aircraft that are marketed under Delta's "DL" designator code and permit the foreign airline to sell seats on Delta's aircraft that are marketed under the foreign carrier's two-letter designator code. Delta has codeshare arrangements with Aeromexico, Aeropostal, Air France, Air Jamaica, China Southern, CSA Czech Airlines, Korean Air, Royal Air Maroc, South African Airways and Transbrasil.

         In June 2000, Delta, Aeromexico, Air France and Korean Air launched a global airline alliance called SkyTeam. CSA Czech Airlines became a member of the SkyTeam Alliance in March 2001. The SkyTeam alliance links the route networks of the member airlines and offers enhanced customer service through codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations.

Seasonality and Other Factors that Impact Demand for Air Travel.

         In general, demand for air travel is higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. Demand for air travel is also affected by factors such as economic conditions, fare levels and weather conditions. In addition, demand for air travel at particular airlines may be impacted from time to time by, among other things, actual or threatened disruptions to operations due to labor issues. Due to these and other factors, operating results for an interim period are not necessarily indicative of operating results for an entire year, and operating results for an historical period are not necessarily indicative of operating results for a future period.

Regulatory Matters

         The United States Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier which the DOT finds "fit" to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Except for constraints imposed by Essential Air Service regulations, which are applicable to certain small communities, airlines may terminate service to a city without restriction.

         The DOT has jurisdiction over certain economic and consumer protection matters such as unfair or deceptive practices or methods of competition, advertising, denied boarding compensation, baggage liability and disabled passenger transportation. The FAA regulates air carrier operations generally, including airline operating certificates, control of navigable air space, flight personnel, aircraft certification and maintenance, and other matters affecting air safety.

         Authority to operate international routes is regulated by the DOT and by the foreign governments involved. International route awards are also subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.

         Delta is also subject to various other federal, state, local and foreign laws and regulations. The United States Department of Justice has jurisdiction over airline competition matters. The United States Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act.

Environmental matters are regulated by various federal, state, local and foreign governmental entities.

Fares and Rates

         Airlines are permitted to set ticket prices in most domestic and international city pairs without governmental regulation, and the industry is characterized by significant price competition. Certain international fares and rates are subject to the jurisdiction of the DOT and the governments of the foreign countries involved. Most of Delta's tickets are sold by travel agents, and fares are subject to commissions, overrides and discounts paid to travel agents, brokers and wholesalers.

Route Authority

         Delta's flight operations are authorized by certificates of public convenience and necessity and, to a limited extent, by exemptions issued by the DOT. The requisite approvals of other governments for international operations are provided by bilateral agreements with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the United States and the foreign country or countries involved, changes in United States or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of Delta's international route authorities or otherwise affect Delta's international operations. Bilateral agreements between the United States and various foreign countries served by Delta are subject to renegotiation from time to time.

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

Competition

         Delta faces significant competition with respect to domestic and international routes, services and fares. All domestic routes served by Delta are subject to competition from both new and existing carriers, and service over virtually all of Delta's domestic routes is highly competitive. On most domestic and international routes, the Company competes with at least one, and usually more than one, scheduled passenger airline. Delta also competes with all-cargo carriers, charter airlines and, particularly on its shorter routes, with surface transportation.

         International marketing alliances formed by domestic and foreign carriers, such as the Star Alliance (among United Airlines, Lufthansa German Airlines and others), the oneworld alliance (among American Airlines, British Airways and others) and the Wings Alliance (between Northwest Airlines and KLM-Royal Dutch Airlines), have significantly increased competition in international markets. Through marketing and codesharing arrangements with

United States carriers, foreign carriers have obtained access to interior United States passenger traffic. Similarly, United States carriers have increased their ability to sell international transportation such as transatlantic services to and beyond European cities.

         The airline industry is characterized by substantial price competition. If price reductions are not offset by increases in traffic or changes in the mix of traffic that improve Delta's passenger mile yield, Delta's operating results will be adversely impacted.

         Delta regularly monitors competitive developments in the airline industry, and evaluates its strategic alternatives. These strategic alternatives include, among other things, codesharing arrangements, other marketing alliances, internal growth, joint ventures, mergers and acquisitions. Delta's evaluations involve internal analysis and, where appropriate, discussions with third parties. For information regarding proposed mergers and acquisitions involving other airlines, see the second paragraph under "Competitive Environment and Seasonality" on page 13 of Delta's Calendar Year 2000 Annual Report to Shareowners, which is incorporated herein by reference.

Airport Access

         Operations at four major United States airports and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at, or take off from, the particular airport during a specified time period.

         In the United States, the FAA currently regulates slot allocations at O'Hare International Airport in Chicago, JFK and La Guardia Airport in New York and Ronald Reagan National Airport in Washington, D.C. Delta's operations at those four airports generally require slot allocations. Under legislation enacted by Congress last year, slot rules will be phased out at O'Hare International Airport by 2002, and at JFK and La Guardia Airport by 2007.

        Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Possible Legislation

         A number of bills were recently introduced in Congress regarding the airline industry. These bills cover, among other subjects, airline competition issues. Some of these bills include proposals that would require large airlines with major operations at certain airports to divest or make available to other airlines slots, gates, facilities and other assets at those airports. These proposals, if enacted, could negatively impact Delta's ability to respond to competitive actions by other airlines.

Computer Reservations System Partnership

         Delta owns 40% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines and Trans World Airlines own 34% and 26%, respectively, of WORLDSPAN.

         CRS services are used primarily by travel agents to book airline, hotel, car rental and other travel reservations and issue airline tickets. The CRS industry is highly competitive. CRS services are provided by several companies in the United States and worldwide. In the United States, other CRS competitors are SABRE, Galileo International and AMADEUS. CRS vendors are subject to regulations promulgated by the DOT and certain foreign governments.

Fuel

         Delta's results of operations can be significantly impacted by changes in the price and availability of jet fuel. The following table shows Delta's jet fuel consumption and costs for 1996-2000.

                   Gallons Consumed      Cost(1)         Average Price   Percent of Operating
      Year            (Millions)       (Millions)         Per Gallon(1)       Expenses(2)
      ----         ----------------    -------------    ---------------  ---------------------
      1996              2,548            $1,641            64.40(cent)           13%
      1997              2,634             1,659            62.97                 14
      1998              2,705             1,379            50.97                 11
      1999              2,779             1,421            51.13                 10
      2000              2,922             1,969            67.38                 13

-------------
1. Net of the cost and/or benefit of Delta's fuel hedging program.
2. Excludes asset writedowns and other special charges in 1996, 1997, 1999 and 2000.

         Aircraft fuel expense increased 39% in 2000 compared to 1999. The average fuel price per gallon rose 32% to 67.38(cent). Total gallons consumed increased 5% due to increased operations on a 5% increase in capacity. Delta's fuel cost per gallon in 2000 and 1999 is shown net of fuel hedge gains of $684 million and $79 million, respectively. Approximately 67% and 75% of Delta's aircraft fuel requirements were hedged during 2000 and 1999, respectively.

         Changes in jet fuel prices and availability have industry-wide impact. Accordingly, lower jet fuel prices may be offset by increased price competition and lower revenues for all air carriers. Moreover, there can be no assurance that Delta will be able to increase its fares in response to any future increases in fuel prices.

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

         Delta periodically purchases heating oil derivative contracts, such as forwards, options and other similar non-leveraged derivative instruments, to manage the risk associated with changes in aircraft fuel prices. Information regarding Delta's fuel hedging program is set forth under "Aircraft Fuel Price Risk" on page 11, and under "Fuel Hedging" in Note 3 of the Notes to the Consolidated Financial Statements on page 22, of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

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

Personnel

        Approximately 17% of the total employees of Delta, ASA and Comair are represented by unions. The following table presents certain information concerning the union representation of domestic employees of Delta, ASA and Comair.

                                                                                                AMENDABLE DATE OF
                                 APPROXIMATE NUMBER OF                                        COLLECTIVE BARGAINING
      EMPLOYEE GROUP             EMPLOYEES REPRESENTED                   UNION                      AGREEMENT
-----------------------          ---------------------     ----------------------------      ----------------------
Delta Pilots                            9,800              Air Line Pilots Association,        May 2000
                                                           International

Delta Flight                              210              Professional Airline Flight         December 2004
Superintendents                                            Control Association

Delta Pilot Ground                        110              Transport Workers Union of          Initial contract in
Training Instructors                                       America                             negotiation

ASA Pilots                              1,330              Air Line Pilots Association,        September 2002
                                                           International

ASA Flight Attendants                     580              Association of Flight               September 2002
                                                           Attendants

ASA Flight Dispatchers                     30              Professional Airline Flight         Initial contract
                                                           Control Association                 subject to
                                                                                               ratification

Comair Pilots                           1,300              Air Line Pilots Association,        June 1998
                                                           International

Comair Maintenance                        500              International Association of        May 2004
Employees                                                  Machinists and Aerospace
                                                           Workers

Comair Flight Attendants                  700              International Brotherhood of        Initial contract in
                                                           Teamsters                           negotiation

         In September 1999, Delta began negotiations with the Air Line Pilots Association, International ("ALPA"), the union representing Delta's pilots, on a new collective bargaining agreement to replace the existing pilot contract that became amendable in May 2000. In December 2000, the National Mediation Board ("NMB") appointed mediators to participate in the negotiations. At the joint request of Delta and ALPA, the NMB offered binding arbitration to the parties on March 22, 2001. Delta accepted the offer of binding arbitration but, on March 29, 2001, ALPA rejected the NMB's offer. The NMB will now determine when a 30-day "cooling off" period will begin. At the end of the 30-day "cooling off" period, the parties may engage in self help, unless the President of the United States appoints a Presidential Emergency Board ("PEB") to investigate the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in self help. Self help includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent self help by enacting legislation which, among other things, imposes a settlement on the parties.

         In February 2001, Delta pilots voted to authorize a strike. If a strike occurs, Delta plans to suspend its mainline flight operations during the strike. A strike or other job action by Delta pilots could have a material adverse impact on Delta's consolidated financial condition and operations. The outcome of Delta's negotiations with ALPA cannot presently be determined.

         Comair is also in negotiations with ALPA, which represents Comair's pilots, on a new collective bargaining agreement to replace the existing pilot contract that became amendable in June 1998. On February 25, 2001, the NMB released the parties from negotiations by offering binding arbitration. ALPA rejected the arbitration offer, which started a 30-day "cooling off" period that ended on March 26, 2001. At that time, Comair pilots began a strike, which is continuing. As a result of the strike, Comair suspended flight operations and does not intend to resume such operations until the strike ends. The duration of the strike and the outcome of Comair's negotiations with ALPA cannot presently be determined.

         In March 2001, ASA and the Professional Airline Flight Control Association, which represents ASA's flight dispatchers, reached a tentative agreement on an initial collective bargaining agreement. The tentative agreement is subject to ratification by ASA's flight dispatchers.

         The immediately preceding four paragraphs update the information under "Collective Bargaining Matters" on pages 12-13 of Delta's Calendar Year 2000 Annual Report to Shareowners, which is incorporated herein by reference.

          Unions are engaged in organizing efforts to represent various groups of employees of Delta, ASA and Comair who are not represented by a union. The outcome of these organizing efforts cannot presently be determined.

Environmental Matters

         The Airport Noise and Capacity Act of 1990 (the "ANCA") required the phase-out of Stage 2 aircraft by December 31, 1999, subject to certain exceptions. Delta has complied with this requirement.

         The ANCA recognizes the rights of operators of airports with noise problems to implement local noise abatement procedures so long as such procedures do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. It generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While Delta has had sufficient scheduling flexibility to accommodate local noise restrictions in the past, Delta's operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.

         The United States Environmental Protection Agency (the "EPA") is authorized to regulate aircraft emissions. The engines on Delta's aircraft comply with the applicable EPA standards.

         In February 1998, the EPA and the FAA signed a Memorandum of Agreement ("MOA") to develop a voluntary process with the airline industry to reduce emissions that lead to ozone formation. The MOA includes a proposal with a voluntary engine modification program to reduce emissions from aircraft engines. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators are evaluating potential options for emission reductions from airport activities, including aircraft engine modifications and alternative fueled ground service equipment, but no conclusion or agreement has been reached as to which, if any, options are viable. In addition to the MOA, Delta has agreed to reduce emissions at certain airports by utilizing alternative fueled ground service equipment.

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

Frequent Flyer Program

         Delta has a frequent flyer program offering incentives to maximize travel on Delta. This program allows participants to accrue mileage for travel awards while flying on Delta, the Delta Connection carriers and participating airlines. Mileage credit may also be accrued for the use of certain services offered by program partners such as credit card companies, hotels and car rental agencies. Delta reserves the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

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

        Delta accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed. The estimated incremental cost associated with a flight award does not include any contribution to overhead or profit. Such incremental cost is based on Delta's system average cost per passenger for fuel, food and other direct passenger costs. Delta does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. Delta believes this is appropriate because the large majority of these participants are not expected to earn a free flight award. Delta does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to Delta is negligible.

         Delta estimated the potential number of round-trip flight awards outstanding under its frequent flyer program to be 10.1 million at December 31, 1998, 11.2 million at December 31, 1999 and 12.2 million at December 31, 2000. Of these earned awards, Delta expected that approximately 7.6 million, 8.4 million and 9.2 million, respectively, would be redeemed. At December 31, 1998, 1999 and 2000, Delta had recorded a liability for these awards of $155 million, $179 million and $199 million, respectively. The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; or (2) be redeemed for something other than a free trip.

         Frequent flyer program participants flew 2.1 million, 2.3 million and
2.6 million free round-trips on Delta in 1998, 1999 and 2000, respectively. These round-trips accounted for approximately 7% of the total passenger miles flown for each of the respective periods. Delta believes that the low percentage of free passenger miles and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

Civil Reserve Air Fleet Program

         Delta is a participant in the Civil Reserve Air Fleet Program pursuant to which the Company has agreed to make available, during the period beginning October 1, 2000 and ending September 30, 2001, up to 81 of its international range aircraft for use by the United States military under certain stages of readiness related to national emergencies.

ITEM 2.  PROPERTIES

Flight Equipment

         Information relating to Delta's aircraft fleet is set forth in Notes 9 and 10 of the Notes to the Consolidated Financial Statements on page 27, and on the inside back cover, of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

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

         Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports; these leases generally require Delta to pay the cost of providing, operating and maintaining such facilities. In addition to its Atlanta maintenance base, Delta's other major aircraft maintenance facilitates are located at Cincinnati/Northern Kentucky International Airport, Dallas/Ft. Worth International Airport, Salt Lake City International Airport and Tampa International Airport. Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Note 9 of the Notes to the Consolidated Financial Statements on page 27 of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

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

         The City of Atlanta, with the support of Delta and other airlines, has begun a ten year capital improvement program (the "CIP") at Hartsfield Atlanta International Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in May 2005), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated to cost approximately $5.4 billion. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. There is no assurance the CIP will be implemented on schedule and within budget, or that it will be fully implemented. One of the factors potentially impacting implementation of the CIP is the need to obtain certain environmental approvals. Failure to implement certain portions of the CIP in a timely manner could adversely impact Delta's operations at Hartsfield Atlanta International Airport.

         In October 2000, Delta announced plans for a $1.6 billion terminal expansion and redevelopment project at JFK. The project involves three existing facilities at JFK: Terminals 2 and 3, which Delta uses for both domestic and international operations under a long-term lease with the Port Authority of New York and New Jersey ("Port"); and Terminal 4, which a private company, JFK International Air Terminal LLC ("IAT"), leases from the Port and is expanding. Delta's plans include (1) entering into a lease and development agreement with IAT whereby IAT will further expand Terminal 4 and Delta will occupy over one-half of the expanded facility under a long-term lease; (2) operating its international flights from Terminal 4; (3) expanding Terminal 2, which would serve as Delta's domestic and regional jet facility; (4) building a connector between Terminal 4 and Terminal 2; and (5) demolishing Terminal 3 to accommodate the expansion of Terminal 2 and to provide Delta with off-gate aircraft parking. When completed, the combined facility will include up to 46 gates for Delta's use. This project is subject to a number of conditions, including the execution of a definitive lease agreement and related documents between Delta and IAT for Delta's use of Terminal 4 facilities; obtaining consents and various other agreements from third parties, including the Port and the City of New York; obtaining certain environmental and other land use approvals; and the completion of a financing plan that is mutually acceptable to Delta and IAT.

         Delta has also announced plans to redevelop Terminal A at Boston's Logan International Airport to consolidate its flight operations at that airport at one location. The Company estimates the construction and design costs of this project at $465 million, but anticipates that the Massachusetts Port Authority will fund a portion of these costs. Implementation of the redevelopment project is dependent upon obtaining certain environmental approvals and the execution of definitive agreements by Delta and the Massachusetts Port Authority.

ITEM 3.  LEGAL PROCEEDINGS

         Certain Antitrust Actions. In June 1999, two purported class action antitrust lawsuits were filed in the United States District Court for the Eastern District of Michigan against Delta, US Airways, Northwest Airlines and the Airlines Reporting Corporation, an airline-owned company that operates a centralized clearinghouse for travel agents to report and account for airline ticket sales.

         In the first case, the plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired with Delta in violation of
Section 1 of the Sherman Act to restrain competition and assist Delta in fixing and maintaining anti-competitive prices for air passenger service to and from its Atlanta and Cincinnati hubs; and (2) that Delta violated Section 2 of the Sherman Act by exercising monopoly power to establish such prices in an anti-competitive or exclusionary manner. The complaint asserts that, for purposes of plaintiffs' damages claims, the purported plaintiff class consists of all persons who purchased a Delta full-fare ticket between June 11, 1995 and June 10, 1999 on routes (1) that start or end at Delta's hubs in Atlanta or Cincinnati; (2) on which Delta has over a 50% market share; (3) that are longer than 150 miles; and (4) that have total annual traffic of over 30,000 passengers.

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

         In both cases, plaintiffs have requested a jury trial, and are seeking injunctive relief; costs and attorneys' fees; unspecified damages, to be trebled under the antitrust laws; and such further relief as the District Court deems appropriate. There is pending before the District Court in both cases (1) plaintiffs' motion for class action certification; and (2) Delta's and the other defendants' motions for summary judgment. Delta intends to defend these lawsuits vigorously.

         Pilot Retirement Benefits Lawsuits. In March 2000, four retired Delta pilots filed a purported class action lawsuit against Delta and the Delta Pilots Retirement Plan (the "Retirement Plan") in the United States District Court for the District of Oregon. The Retirement Plan is sponsored and funded by Delta. The plaintiffs' complaint (1) seeks to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) alleges that the calculation of the retirement benefits of the plaintiffs and the class violated the Retirement Plan and the Internal Revenue Code; and (3) seeks unspecified damages. The District Court granted Delta's motion to transfer the case to the United States District Court for the Northern District of Georgia which, in January 2001, granted Delta's motion for summary judgment on the grounds that Delta is not a proper party to the lawsuit. Accordingly, the Retirement Plan is the only remaining defendant in this case. The plaintiffs have dropped their class action allegations and have filed a motion to dismiss their complaint with prejudice.

        In February 2001, a retired and an active Delta pilot filed a purported class action lawsuit against the Retirement Plan in the United States District Court for the Southern District of Illinois. The complaint, which includes claims and allegations that are substantially similar to the lawsuit described in the preceding paragraph, seeks unspecified damages which plaintiffs state they believe to be in excess of $1 billion. There is pending before the District Court (1) the Plan's motion to transfer this case to the United States District Court for the Northern District of Georgia; and (2) the plaintiffs' motions to certify this action as a class action lawsuit and for summary judgment. Delta and the Retirement Plan intend to defend these matters vigorously.

        Travel Voucher Lawsuit. In May 2000, an individual filed an amended class action lawsuit against Delta in the Circuit Court of Jackson County, Missouri on behalf of all persons who relinquished their seats on an overbooked Delta flight in exchange for a travel voucher that may be redeemed for a round-trip, economy class Delta ticket. The complaint asserts claims for fraud, breach of contract and unjust enrichment. It alleges, among other things, that Delta failed to disclose that it limits the number of seats on each flight that may be obtained by redeeming travel vouchers. The plaintiff, who has requested a jury trial, is seeking unspecified damages. There is pending before the Circuit Court (1) plaintiff's motion for class action certification; and (2) Delta's motion for summary judgment. Delta intends to defend this matter vigorously.

        Other Matters. Delta is a defendant in certain other legal actions relating to antitrust matters, employment practices, environmental issues and other matters concerning Delta's business. Although the ultimate outcome of these matters and the other legal matters discussed above in this Item 3 cannot be predicted with certainty, management believes that the resolution of these actions is not likely to have a material adverse effect on Delta's consolidated financial statements.

         For a discussion of certain environmental matters, see "ITEM 1. Business - Environmental Matters" on pages 9-10 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         For information regarding Delta's Annual Meeting of Shareowners held on October 25, 2000, see "Item 4. Submission of Matters to a Vote of Security Holders" on page 21 of Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning Delta's executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of Delta's executive officers.

Leo F. Mullin              Chairman of the Board and Chief Executive Officer,
                           January 28, 2000 to date;* Chairman of the Board,
                           President and Chief Executive Officer, October 28,
                           1999 to January 27, 2000; President and Chief
                           Executive Officer, August 14, 1997 to October 27,
                           1999. Mr. Mullin was Vice Chairman of Unicom
                           Corporation and its principal subsidiary,
                           Commonwealth Edison Company, from 1995 through August
                           13, 1997. He was an executive of First Chicago
                           Corporation from 1981 to 1995, serving as that
                           company's President and Chief Operating Officer from
                           1993 to 1995, and
---------------
* Effective January 28, 2000, Mr. Mullin's title was simplified at his request by deleting the word "President." Mr. Mullin continues to have all the powers of President as provided in Delta's by-laws.

                           as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Age 58.

Malcolm B. Armstrong       Executive Vice President - Operations, October 1998
                           to date; Vice President - Corporate Safety and
                           Compliance, June 1997 through September 1998. Mr.
                           Armstrong was Vice President - Corporate Safety and
                           Compliance of US Airways, Inc. from July 1995 to June
                           1997. He served as a Lieutenant General in the United
                           States Air Force from May 1992 to June 1995. Age 59.

M. Michele Burns           Executive Vice President and Chief Financial Officer,
                           August 9, 2000 to date; Senior Vice President -
                           Finance and Treasurer, February 2000 to August 8,
                           2000; Vice President - Finance and Treasurer,
                           September 1999 to February 2000; Vice President -
                           Corporate Tax, January 1999 to September 1999. Ms.
                           Burns was a partner at Arthur Andersen LLP from 1991 to January 1999. Age 43.

Robert L. Colman           Executive Vice President - Human Resources, October
                           1998 to date. Mr. Colman was Vice President - Human
                           Resources for General Electric Aircraft Engines
                           Business from October 1993 to October 1998. Age 55.

Vicki B. Escarra           Executive Vice President - Customer Service, July
                           1998 to date; Senior Vice President - Airport
                           Customer Service, November 1996 through June 1998;
                           Vice President - Airport Customer Service, August
                           1996 through October 1996; Vice President -
                           Reservation Sales and Distribution Planning, May 1996 through July 1996; Vice President - Reservation
                           Sales, November 1994 to May 1996. Age 48.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information required by this item is set forth under "Common Stock", "Number of Shareowners" and "Market Prices and Dividends" on page 40 of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

         Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan ("Plan"), members of Delta's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Delta's common stock ("Delta Common Stock Fund"). During the quarter ended December 31, 2000, participants in the Plan deferred $21,100 in the Delta Common Stock Fund investment return choice (equivalent to 496 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of that Act.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is set forth on pages 36-37 of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth under "Glossary of Defined Terms" on page 5, and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6-13, of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is set forth under "Market Risks Associated With Financial Instruments" on pages 10-12, and in Notes 2, 3 and 4 of the Notes to the Consolidated Financial Statements on pages 20-23, respectively, of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on pages 14-34, and in "Report of Independent Public Accountants" (which includes an explanatory paragraph that describes accounting changes discussed in Notes 3 and 5 of the Notes to the Consolidated Financial Statements) on page 35, of Delta's Calendar Year 2000 Annual Report to Shareowners, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under "Certain Information About Nominees" on pages 6-8, and under "Section 16 Beneficial Ownership Reporting Compliance" on page 33, of Delta's Proxy Statement dated March 6, 2001, and is incorporated herein by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is set forth under "Compensation of Directors" on pages 9-10, under "Compensation Committee Interlocks and Insider Participation" on page 10, and on pages 19-25, of Delta's Proxy Statement dated March 6, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information required by this item is set forth under "Beneficial Ownership of Securities" on pages 11-13 of Delta's Proxy Statement dated March 6, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2).      The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedule on page 22 of this Form 10-K.

         (3). The exhibits required by this item are listed in the Exhibit Index on page 27 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.2 to 10.16 in the Exhibit Index.

(b). During the quarter ended December 31, 2000, Delta filed the following Current Reports on Form 8-K:

         Form 8-Ks filed under Item 5 - Other Events. (1) A Form 8-K/A dated November 8, 2000 regarding, among other subjects, Delta's plans for a terminal expansion and redevelopment project at JFK; and (2) a Form 8-K dated November 27, 2000 to file certain items to be incorporated by reference into Delta's Registration Statement on Form S-3 (File No. 333-30974).

         Form 8-K filed under Item 9 - Regulation FD Disclosure. A Form 8-K dated December 18, 2000 to file a letter from Delta to certain investors and analysts concerning Delta's expected financial performance for the December 2000 quarter.

         Subsequent to December 31, 2000, Delta filed, under Item 9 - Regulation FD Disclosure, a Current Report on Form 8-K dated March 13, 2001 to file a letter from Delta to certain investors and analysts concerning Delta's expected financial performance for the March 2001 quarter, and the status of pilot collective bargaining negotiations at Delta and Comair.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                                    DELTA AIR LINES, INC.

                                    By: /s/ Leo F. Mullin
                                       -----------------------------------------
                                       Leo F. Mullin
                                       Chairman of the Board and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                                         Title
        ---------                                         -----
Edwin L. Artzt*                                          Director
--------------------------
Edwin L. Artzt


James L. Broadhead*                                      Director
--------------------------
James L. Broadhead


Edward H. Budd*                                          Director
--------------------------
Edward H. Budd


/s/ M. Michele Burns                            Executive Vice President and
--------------------------                        Chief Financial Officer
M. Michele Burns                        (Principal Financial Officer and Principal
                                                    Accounting Officer)


R. Eugene Cartledge*                                     Director
--------------------------
R. Eugene Cartledge

        Signature                                  Title
        ---------                                  -----
Mary Johnston Evans*                              Director
--------------------------
Mary Johnston Evans


George M.C. Fisher*                               Director
--------------------------
George M.C. Fisher


David R. Goode*                                   Director
--------------------------
David R. Goode


Gerald Grinstein*                                 Director
--------------------------
Gerald Grinstein


/s/ Leo F. Mullin                       Chairman of the Board and Chief
--------------------------                     Executive Officer
Leo F. Mullin                           (Principal Executive Officer)


John F. Smith, Jr.*                               Director
--------------------------
John F. Smith, Jr.


Andrew J. Young*                                  Director
--------------------------
Andrew J. Young


*By: /s/ Leo F. Mullin                        Attorney-In-Fact
    ----------------------
    Leo F. Mullin

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 35 of Delta's Calendar Year 2000 Annual Report to Shareowners.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's Calendar Year 2000 Annual Report to Shareowners:

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareowners' Equity for the years ended December 31, 2000, 1999 and 1998

Notes to the Consolidated Financial Statements - December 31, 2000, 1999 and
1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number
---------
   II             Valuation and Qualifying Accounts for the years ended December
                  31, 2000, 1999 and 1998

All other schedules have been omitted as not applicable.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Delta Air Lines, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to shareowners incorporated by reference in this Form 10-K and have issued our report thereon dated January 26, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 26, 2001

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              (Amounts in Millions)

                 Column A                                      Column B                Column C              Column D     Column E

                                                                                       Additions
                                                                             ----------------------------
                                                               Balance at    Charged to  Charged to Other                 Balance at
                                                              Beginning of   Costs and       Accounts-      Deductions-     End of
                Description                                      Period       Expenses       Describe        Describe       Period
                -----------                                  --------------  ----------------------------   -----------   ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:                 $  39         $15                 --        $ (23)(a)      $  31

Allowance for unrealized gains on marketable equity
securities and derivative instruments:                           $(436)         --             $ (455)(b)    $ 301(c)       $(590)

Reserve for restructuring and other nonrecurring charges:        $  41         $22                 --        $  (7)(d)      $  56

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents increase in unrealized gain resulting from changes in market values of equity securities and derivative instruments.

(c)  Represents decrease in unrealized gain resulting from sale of investments.

(d)  Represents payments made against restructuring charges.

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                              (Amounts in Millions)

                 Column A                                      Column B                Column C              Column D     Column E

                                                                                       Additions
                                                                             ----------------------------
                                                               Balance at    Charged to  Charged to Other                 Balance at
                                                              Beginning of   Costs and       Accounts-      Deductions-     End of
                Description                                      Period       Expenses       Describe        Describe       Period
                -----------                                  --------------  ----------------------------   -----------   ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:                $  39          $ 17             --            $ (17)(a)     $  39

Allowance for unrealized gains on marketable equity
securities:                                                     $(205)           --        $(1,108)(b)        $ 877(c)      $(436)

Reserve for restructuring and other non-recurring
charges:                                                        $  39          $ 21             --            $ (19)(d)     $  41

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents increase in unrealized gain resulting from changes in market values.

(c)  Represents decrease in unrealized gain resulting from sale of investments.

(d)  Represents payments made against restructuring reserves.

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                              (Amounts in Millions)


                 Column A                                      Column B                Column C              Column D     Column E

                                                                                       Additions
                                                                             ----------------------------
                                                               Balance at    Charged to  Charged to Other                 Balance at
                                                              Beginning of   Costs and       Accounts-      Deductions-     End of
                Description                                      Period       Expenses       Describe        Describe       Period
                -----------                                  --------------  ----------------------------   -----------   ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

Allowance for uncollectible accounts receivable:                 $  53          $ 21            --            $ (35)(a)     $  39

Allowance for unrealized gains on marketable equity
securities:                                                      $(110)           --         $ (95)(b)           --         $(205)

Reserve for restructuring and other non-recurring
charges:                                                         $  43          $ 20            --            $ (24)(c)     $  39

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b) Represents decrease in unrealized gain resulting from changes in market values.

(c)  Represents payments made against restructuring charges.

                                  EXHIBIT INDEX


         3.1. Delta's Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).*

         3.2. Delta's By-Laws (Filed as Exhibit 3.2 to Delta's Annual Report on Form 10-K for the year ended June 30, 2000).*

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

         4.3. Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

         4.4. Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.5. Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

         4.6. First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.7. Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, as Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

         4.8. Credit Agreement dated as of May 2, 1997, by and among Delta, Certain Banks and NationsBank, N.A. (South), as Agent Bank (Filed as Exhibit 4.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

         4.9. First Amendment dated as of October 27, 2000, to Credit Agreement dated as of May 2, 1997, by and among Delta, Certain Banks and Bank of America, N.A., successor to NationsBank, N.A. (South), as Agent Bank (Filed as
Exhibit 4.1 to Delta's Current Report on Form 8-K dated November 7, 2000).*

         4.10. Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

         4.11. Amendment No. 1 dated July 27, 1999, to the Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.11 to Delta's Annual Report on Form 10-K for the year ended June 30, 1999).*

         4.12. Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, as ESOP Trustee, and Wilmington Trust Company, as Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as
Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30,
1993).*

         4.13. Indenture dated as of December 14, 1999, between Delta and The Bank of New York, as Trustee, relating to $500 million of 7.70% Notes due 2005, $500 million of 7.90% Notes due 2009 and $1 billion of 8.30% Notes due 2029. (Filed as Exhibit 4.2 to Delta's Registration Statement on Form S-4 (Registration No. 333-94991)).*

         Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

         10.1. Sixth Amended and Restated Limited Partnership Agreement of WORLDSPAN, L.P. dated as of April 30, 1993 (Filed as Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 1993).*

         10.2. Form of Non-Qualified Stock Option Award Agreement, dated January 25, 1996, under Delta's 1989 Stock Incentive Plan (Filed as Exhibit
10.17 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

         10.3. Form of Non-Qualified Stock Option Award Agreement, dated July 27, 2000, under Delta's 1989 Stock Incentive Plan (Filed as Exhibit 10.6 to Delta's Annual Report on Form 10-K for the year ended June 30, 2000).*

         10.4. Form of Performance-Based Restricted Stock Award Agreement under Delta's 1989 Stock Incentive Plan. (Filed as Exhibit 10.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 2000.)*

         10.5. Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta's Proxy Statement dated September 15, 2000).*

         10.6. Delta's Executive Deferred Compensation Plan, as amended (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

         10.7. Forms of Executive Retention Protection Agreements for Certain Officers (Filed as Exhibit 10.16 of Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

         10.8. Employment Agreement dated as of August 14, 1997, between Delta and Leo F. Mullin (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*

         10.9. Non-Qualified Stock Option Award Agreement dated October 27, 1999, between Delta and Leo F. Mullin under Delta's 1989 Stock Incentive Plan (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended June 30, 2000).*

         10.10. Employment Agreement dated June 5, 1998, between Delta and Frederick W. Reid (Filed as Exhibit 10.20 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.11. Employment Agreement dated September 17, 1998, between Delta and Robert L. Colman (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*

         10.12. 1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Senior Officer Excess Benefit Plan Agreement (Filed as
Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, and Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.13. Directors' Deferred Compensation Plan (Filed as Exhibit 10.12 to Delta's Annual Report on Form 10-K for the year ended June 30, 1996).*

         10.14. Directors' Charitable Award Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).*

         10.15.   Delta's Non-employee Directors' Stock Plan (Filed as Exhibit
4.5 to Delta's Registration Statement on Form S-8 (Registration No. 33-65391)).*

         10.16. Delta's Non-employee Directors' Stock Option Plan and Form of Award Agreement dated October 22, 1998 (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).*

         10.17. Purchase Agreement No. 2022 between The Boeing Company and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31,
1998).*/**

         10.18. Purchase Agreement No. 2025 between The Boeing Company and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.19. Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between The Boeing Company and Delta (Filed as Exhibit 10.5 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.20. Aircraft General Terms Agreement between The Boeing Company and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.21. Agreement dated April 29, 1996, between Delta and The Air Line Pilots in the service of Delta as represented by the Air Line Pilots Association, International (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

         12. Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

         13.      Portions of Delta's Calendar Year 2000 Annual Report to
Shareowners.

         23.      Consent of Arthur Andersen LLP.

         24.      Powers of Attorney.

----------------------------

 * Incorporated herein by reference

** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta's request for confidential treatment.