Form 10-Q
period 2001-03-31
DELTA AIR LINES INC /DE/
filed 2001-05-11
CIK 27904

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

                            Telephone: (404) 715-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


          Number of shares outstanding by each class of common stock, as of April 30, 2001:


         Common Stock, $1.50 par value - 123,042,814 shares outstanding

                           FORWARD-LOOKING INFORMATION

         Statements in this Form 10-Q which are not purely historical facts, including statements about our estimates, expectations, beliefs, intentions, or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.

         Factors that could cause these differences include, but are not limited to, general economic conditions; competitive factors in our industry, including mergers and acquisitions; outcomes of negotiations on collective bargaining agreements; changes in aircraft fuel prices; disruptions to operations due to adverse weather conditions, air traffic control-related constraints and labor matters such as the duration of the Comair pilot strike and whether Delta pilots ratify the new tentative collective bargaining agreement; fluctuations in foreign currency exchange rates; governmental actions; the willingness of customers to travel generally and with us specifically; and the outcome of our litigation.

         Caution should be taken not to place undue reliance on our forward-looking statements, which are current only as of the date of this Form 10-Q. More detailed information about risks and uncertainties as of other dates can be read in Delta's past and future Forms 10-K and 10-Q and certain Forms 8-K filed with the Securities and Exchange Commission.


                               CHANGE IN YEAR END

         Effective December 31, 2000, Delta changed its year end from June 30 to December 31. This Form 10-Q includes Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000, unaudited Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000, and unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                MARCH 31,       DECEMBER 31,
ASSETS                                                                            2001             2000
                                                                               -----------      ------------
                                                                               (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                    $ 1,172          $ 1,364
    Short-term investments                                                             5              243
    Accounts receivable, net of allowance for uncollectible accounts
       of $28 at March 31, 2001 and $31 at December 31, 2000                         590              406
    Deferred income taxes                                                            345              345
    Fuel hedge contracts, at fair market value                                       244              319
    Prepaid expenses and other                                                       574              528
                                                                                 -------          -------
         Total current assets                                                      2,930            3,205
                                                                                 -------          -------


PROPERTY AND EQUIPMENT:
    Flight equipment                                                              17,606           17,081
       Less: Accumulated depreciation                                              4,882            4,849
                                                                                 -------          -------
                                                                                  12,724           12,232
                                                                                 -------          -------

    Flight equipment under capital leases                                            484              484
       Less: Accumulated amortization                                                335              324
                                                                                 -------          -------
                                                                                     149              160
                                                                                 -------          -------

    Ground property and equipment                                                  4,198            4,371
       Less: Accumulated depreciation                                              2,105            2,313
                                                                                 -------          -------
                                                                                   2,093            2,058
                                                                                 -------          -------

    Advance payments for equipment                                                   371              390
                                                                                 -------          -------

         Total property and equipment, net                                        15,337           14,840
                                                                                 -------          -------


OTHER ASSETS:
    Investments in debt and equity securities                                        318              339
    Investments in associated companies                                              230              222
    Cost in excess of net assets acquired, net                                     2,134            2,149
    Operating rights and other intangibles, net                                      100              102
    Other noncurrent assets                                                        1,051            1,074
                                                                                 -------          -------
         Total other assets                                                        3,833            3,886
                                                                                 -------          -------

Total assets                                                                     $22,100          $21,931
                                                                                 =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                              DELTA AIR LINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,         DECEMBER 31,
LIABILITIES AND SHAREOWNERS' EQUITY                                                     2001                2000
                                                                                     -----------        ------------
                                                                                     (Unaudited)

CURRENT LIABILITIES:
    Current maturities of long-term debt                                               $     63           $     62
    Current obligations under capital leases                                                 40                 40
    Accounts payable and miscellaneous accrued liabilities                                2,140              2,248
    Air traffic liability                                                                 1,817              1,442
    Accrued salaries and related benefits                                                 1,306              1,170
    Accrued rent                                                                            188                283
                                                                                       --------           --------
       Total current liabilities                                                          5,554              5,245
                                                                                       --------           --------

NONCURRENT LIABILITIES:
    Long-term debt                                                                        5,896              5,797
    Capital leases                                                                           94                 99
    Postretirement benefits                                                               2,026              2,026
    Accrued rent                                                                            741                721
    Deferred income taxes                                                                 1,226              1,220
    Other                                                                                   363                388
                                                                                       --------           --------
         Total noncurrent liabilities                                                    10,346             10,251
                                                                                       --------           --------


DEFERRED CREDITS:
    Deferred gains on sale and leaseback transactions                                       556                568
    Manufacturers' and other credits                                                        283                290
                                                                                       --------           --------
       Total deferred credits                                                               839                858
                                                                                       --------           --------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

EMPLOYEE STOCK OWNERSHIP PLAN
    PREFERRED STOCK:
    Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated
      and liquidation value; issued and outstanding 6,368,840 shares at
      March 31, 2001 and 6,405,563 at December 31, 2000                                     458                460
    Unearned compensation under employee stock ownership plan                              (225)              (226)
                                                                                       --------           --------
         Total Employee Stock Ownership Plan Preferred Stock                                233                234
                                                                                       --------           --------

SHAREOWNERS' EQUITY:
    Common stock, $1.50 par value; 450,000,000 shares authorized;
      180,789,151 shares issued at March 31, 2001 and 180,764,057
      shares issued at December 31, 2000                                                    271                271
    Additional paid-in capital                                                            3,264              3,264
    Retained earnings                                                                     4,037              4,176
    Accumulated other comprehensive income                                                  284                360
    Treasury stock at cost, 57,751,198 shares at March 31, 2001 and
      57,750,685 shares at December 31, 2000                                             (2,728)            (2,728)
                                                                                       --------           --------
          Total shareowners' equity                                                       5,128              5,343
                                                                                       --------           --------

Total liabilities and shareowners' equity                                              $ 22,100           $ 21,931
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

                              DELTA AIR LINES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              Three Months Ended
                                                                                   March 31
                                                                    --------------------------------------
                                                                         2001                    2000
                                                                    --------------          --------------
OPERATING REVENUES:
        Passenger                                                   $        3,598          $        3,666
        Cargo                                                                  140                     141
        Other, net                                                             104                     104
                                                                    --------------          --------------
          Total operating revenues                                           3,842                   3,911

OPERATING EXPENSES:
        Salaries and related costs                                           1,614                   1,428
        Aircraft fuel                                                          514                     434
        Depreciation and amortization                                          324                     297
        Other selling expenses                                                 180                     161
        Passenger commissions                                                  141                     169
        Contracted services                                                    258                     228
        Landing fees and other rents                                           202                     188
        Aircraft rent                                                          188                     185
        Aircraft maintenance materials and outside repairs                     187                     171
        Passenger service                                                      115                     102
        Other                                                                  234                     205
                                                                    --------------          --------------
          Total operating expenses                                           3,957                   3,568
                                                                    --------------          --------------

OPERATING INCOME (LOSS)                                                       (115)                    343
                                                                    --------------          --------------

OTHER INCOME (EXPENSE):
        Interest expense, net                                                  (86)                    (69)
        Gains from the sale of investments                                      --                      73
        Miscellaneous income (expense), net                                     (4)                     17
        Fair value adjustments of SFAS 133 derivatives                         (17)                     --
                                                                    --------------          --------------
          Total other income (expense)                                        (107)                     21
                                                                    --------------          --------------

INCOME (LOSS) BEFORE INCOME TAXES                                             (222)                    364

INCOME TAX BENEFIT (PROVISION), NET                                             89                    (147)
                                                                    --------------          --------------

NET INCOME (LOSS)                                                             (133)                    217

PREFERRED STOCK DIVIDENDS                                                       (3)                     (3)
                                                                    --------------          --------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREOWNERS                   $         (136)         $          214
                                                                    ==============          ==============

BASIC EARNINGS (LOSS) PER SHARE                                     $        (1.11)         $         1.68
                                                                    ==============          ==============

DILUTED EARNINGS (LOSS) PER SHARE                                   $        (1.11)         $         1.61
                                                                    ==============          ==============

WEIGHTED AVERAGE SHARES USED IN
        PER SHARE COMPUTATION:
          Basic                                                        123,030,903             126,883,323
          Diluted                                                      123,030,903             133,587,179

DIVIDENDS PER COMMON SHARE                                          $        0.025          $        0.025
                                                                    ==============          ==============


The accompanying notes are an integral part of these consolidated financial statements.

                              DELTA AIR LINES, INC.
                               STATISTICAL SUMMARY
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                     ----------------------------
STATISTICAL SUMMARY:                                                  2001                  2000
                                                                     ------                ------
        Revenue Passenger Miles (millions)                           25,285                25,559
        Available Seat Miles (millions)                              37,727                37,224
        Passenger Mile Yield                                          14.23(cents)          14.34(cents)
        Operating Revenue Per Available Seat Mile                     10.18(cents)          10.51(cents)
        Operating Cost Per Available Seat Mile                        10.49(cents)           9.58(cents)
        Passenger Load Factor                                         67.02%                68.66%
        Breakeven Passenger Load Factor                               69.16%                62.23%
        Passengers Enplaned (thousands)                              26,932                28,158
        Revenue Ton Miles (millions)                                  2,977                 2,888
        Cargo Ton Miles (millions)                                      437                   439
        Cargo Ton Mile Yield                                          31.93(cents)          32.08(cents)
        Fuel Gallons Consumed (millions)                                696                   703
        Average Price Per Fuel Gallon, net of hedging gains           73.81(cents)          61.71(cents)
        Number of Aircraft in Fleet at End of Period                    829                   792
        Average Full-Time Equivalent Employees                       84,000                80,100

                              DELTA AIR LINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                      --------------------------
                                                                        2001              2000
                                                                      --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                                 $   (133)         $    217
    Adjustments to reconcile net income (loss) to cash
        provided by operating activities, net                              286               250
    Changes in certain assets and liabilities, net                         143               276
                                                                      --------          --------
        Net cash provided by operating activities                          296               743
                                                                      --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Property and equipment additions:
        Flight equipment, including advance payments                      (633)             (304)
        Ground property and equipment                                     (187)             (130)
    Decrease (increase) in short-term investments, net                     239              (165)
    Proceeds from sale of investments                                       --                73
    Acquisition of Comair, net of cash acquired                             --              (233)
    Proceeds from sale of flight equipment                                  16                51
    Other, net                                                             (13)                1
                                                                      --------          --------
        Net cash used in investing activities                             (578)             (707)
                                                                      --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                 1                 4
    Repurchase of common stock                                              --              (500)
    Payments on long-term debt and capital lease obligations               (11)              (11)
    Issuance of long-term obligations                                      105                --
    Cash dividends on common stock                                          (3)               (3)
    Other, net                                                              (2)               --
                                                                      --------          --------
        Net cash provided by (used in) financing activities                 90              (510)
                                                                      --------          --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (192)             (474)
Cash and cash equivalents at beginning of period                         1,364             1,623
                                                                      --------          --------
Cash and cash equivalents at end of period                            $  1,172          $  1,149
                                                                      ========          ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
    Interest (net of amounts capitalized)                             $     40          $     50
    Income taxes                                                      $    (79)         $     57


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DELTA AIR LINES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.       ACCOUNTING AND REPORTING POLICIES

                  Delta's accounting and reporting policies are summarized in
         Note 1 of the Notes to the Consolidated Financial Statements (pages 19-20) in our Calendar Year 2000 Annual Report to Shareowners (Annual Report) and in Note 4 of this Form 10-Q. These interim financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented.

                  Due to seasonal variations in the demand for air travel and other factors, operating results for the interim period are not necessarily indicative of operating results for the entire year. We have reclassified certain amounts in the prior period to be consistent with the presentation of our current period financial statements.

2.       SALE OF RECEIVABLES

                  During 1999, we entered into an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special purpose, wholly owned subsidiary to a third party. We initially sold receivables having a fair value of $547 million to the subsidiary. In exchange for the receivables sold, we received cash and a subordinated promissory note. The principal amount of the promissory note was $137 million at March 31, 2001, and is included in accounts receivable on our Consolidated Balance Sheets. This agreement was renewed on June 15, 2000, and will expire on June 15, 2001, unless renewed.

                  As part of the agreement, the subsidiary is required to pay fees to a third party based on the amounts invested by the third party. For the three months ended March 31, 2001, these fees were $4.6 million. These fees are included in other income (expense) under miscellaneous income (expense), net in our Consolidated Statements of Operations.

                  For additional information regarding these transactions, see
         Note 17 of the Notes to the Consolidated Financial Statements (pages 33-34) in the Annual Report.

3.       MARKETABLE AND OTHER EQUITY SECURITIES

                  At December 31, 2000, our equity investment in priceline.com Incorporated (priceline) consisted of (1) six million shares of priceline Series A Convertible Redeemable Preferred Stock (Series A Preferred Stock); (2) a warrant to purchase up to 4.7 million shares of priceline common stock for $4.72 per share (Amended 1999 Warrant); and
         (3) 589,831 shares of priceline common stock. For additional information regarding the Series A Preferred Stock and the Amended 1999 Warrant, see Note 2 of the Notes to the Consolidated Financial Statements (pages 20-21) in our Annual Report.

                  On February 6, 2001, Delta and priceline agreed to restructure Delta's investment in priceline. In accordance with this agreement, we exchanged our six million shares of Series A Preferred Stock for the following: (1) 80,000 shares of a new priceline Series B Redeemable Preferred Stock (Series B Preferred Stock); and (2) a warrant to purchase up to 26.9 million shares of priceline common stock for $2.97 per share (2001 Warrant).

                  The Series B Preferred Stock (1) bears an annual per share dividend of 35 shares of priceline common stock; (2) has a liquidation preference of $1,000 per share plus any dividends accrued or accumulated but not yet paid (Liquidation Preference); (3) is subject to mandatory redemption on February 6, 2007 at a price per share equal to the Liquidation Preference; (4) is subject to redemption in whole, at the option of Delta or priceline, in the event priceline consummates any of certain business combination transactions (Optional Redemption); and (5) entitles Delta to a premium payment of $625 per share in the event any of these business combination transactions occurs on or before November 16, 2002.

                  As discussed above, the 2001 Warrant provides Delta the right to purchase up to an additional 26.9 million shares of priceline common stock at an exercise price of $2.97 per share. Delta may exercise the 2001 Warrant, in whole or in part, at any time prior to the close of business on February 6, 2007, unless all of the shares of Series B Preferred Stock owned by Delta are redeemed in an Optional Redemption, in which case Delta may not exercise the 2001 Warrant after the date of the Optional Redemption. The exercise price may be paid by Delta only by the surrender of shares of Series B Preferred Stock, valued at $1,000 per share.

                  The 2001 Warrant also provides that it will automatically be deemed exercised if the closing sales price of priceline common stock exceeds $8.91 for twenty consecutive trading days. In such event, Delta's rights in the shares of Series B Preferred Stock necessary to pay the exercise price of the 2001 Warrant would automatically be converted into the right to receive shares of priceline common stock pursuant to the 2001 Warrant.

                  On February 6, 2001, Delta and priceline also entered into a stockholder agreement which provides that Delta and priceline will enter into a registration rights agreement providing Delta with shelf registration rights with respect to priceline common stock owned by Delta on February 6, 2001, and priceline common stock that might be owned by Delta in the future as a result of (1) the exercise of the Amended 1999 Warrant;
         (2) the exercise of the 2001 Warrant; or (3) dividends received on the Series B Preferred Stock.

                  Based on an independent third-party appraisal, we estimated the fair value of the Series B Preferred Stock to be $80 million and the 2001 Warrant to be $46 million at February 6, 2001. The total fair value of these securities equaled the carrying amount of the Series A Preferred Stock, including its conversion feature and accumulated dividends on the date the Series A Preferred Stock was exchanged for the Series B Preferred Stock and the 2001 Warrant. Accordingly, we did not recognize a gain or a loss on this transaction.

                  At March 31, 2001, Delta's equity interest in priceline consisted of (1) 80,000 shares of Series B Preferred Stock; (2) the 2001 Warrant to purchase up to 26.9 million shares of priceline common stock; (3) the Amended 1999 Warrant to purchase up to 4.7 million shares of priceline common stock; and (4) 589,831 shares of priceline common stock.

                  At March 31, 2001, the carrying value of our holdings in priceline Series B Preferred Stock was $80 million, which approximates fair value. The priceline Series B Preferred Stock is accounted for as an available-for-sale debt security and recorded at fair value in investments in debt and equity securities on our Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards
         (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The 2001 Warrant is recorded at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For additional information regarding our holdings in priceline, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

4.       DERIVATIVE INSTRUMENTS

                  On July 1, 2000, we adopted SFAS 133, which requires us to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values in the statement of operations. SFAS 133 applies to the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in other companies. For additional information regarding the adoption of SFAS 133, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

                  The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows (in millions):

                                                                   Income (Expense)
                                                                     For the Three
                                                                     Months Ended
                                                                    March 31, 2001
                                                                   ----------------
        Ineffective portion of fuel hedge contracts                      $ (9)
        Fair value adjustment of equity rights                             (8)
                                                                         ----
          Total pre-tax                                                  $(27)
                                                                         ====
          Total after-tax                                                $(11)
                                                                         ====

         FUEL HEDGING

                  At March 31, 2001, our fuel hedge contracts had an estimated short-term value of $244 million and an estimated long-term fair value of $102 million. Unrealized gains of $212 million, net of tax, were recorded in accumulated other comprehensive income. For additional information regarding our fuel hedging policy, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

         EQUITY WARRANTS AND OTHER SIMILAR RIGHTS

                  We own equity warrants and other similar rights in certain companies, primarily priceline. At March 31, 2001, the total fair market value of our priceline warrants was $39 million. The change in market value of our priceline warrants and our warrants in other companies is recorded in our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information regarding these equity interests, see Note 2 of the Notes to the Consolidated Financial Statements (page 20-21) in our Annual Report and Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q.

5.       AIRCRAFT PURCHASE COMMITMENTS

                  Our total aircraft fleet, options and rolling options at March 31, 2001 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

                                            Current Fleet
                                   -------------------------------
                                                                                                   Rolling
         Aircraft Type             Owned       Leased        Total       Orders       Options      Options
         -------------             -----       ------        -----       ------       -------      -------
         B-727-200                   64           10           74           --           --           --
         B-737-200                    1           53           54           --           --           --
         B-737-300                   --           26           26           --           --           --
         B-737-600/700/800           43           --           43           89           60          251
         B-757-200                   79           41          120            1           20           68
         B-767-200                   15           --           15           --           --           --
         B-767-300/300ER             53           32           85            2           11           12
         B-767-400                   15           --           15            6           24           11
         B-777-200                    7           --            7            6           20           23
         L-1011-100                   4           --            4           --           --           --
         L-1011-250                   4           --            4           --           --           --
         MD-11                        8            7           15           --           --           --
         MD-88                       63           57          120           --           --           --
         MD-90                       16           --           16           --           --           --
         EMB-120                     49            8           57           --           --           --
         ATR-72                       4           15           19           --           --           --
         CRJ-100/200                 30          125          155           79          231           --
         CRJ-700                     --           --           --           57          165           --
                                    ---          ---          ---          ---          ---          ---
         Total                      455          374          829          240          531          365
                                    ===          ===          ===          ===          ===          ===

                  During the March 2001 quarter, we accepted delivery of the following new aircraft: three B-737-800 aircraft, two B-757-200 aircraft, three B-767-400 aircraft and eight CRJ-200 aircraft, one of which was subsequently sold and leased back. We retired two L-1011-100 aircraft, four L-1011-500 aircraft, one L-1011-250 aircraft and eight B-727-200 aircraft. We also returned three EMB-120 aircraft to their lessors.

                  During April 2001, we accepted delivery of one new B-757-200 aircraft.

                  Future expenditures for aircraft and engines on order at April 30, 2001 are estimated to be $8.9 billion, as follows:

                                                                                    Amount
                                Year Ending December 31                         (In Billions)
                                -----------------------                         -------------
                                Remainder of 2001                                   $  1.7
                                2002                                                   1.6
                                2003                                                   2.0
                                2004                                                   1.9
                                2005                                                   1.3
                                After 2005                                             0.4
                                                                                    ------
                                       Total                                        $  8.9
                                                                                    ======

6.       COMPREHENSIVE INCOME (LOSS)

                  Comprehensive income (loss) includes unrealized gains and losses on marketable equity securities and changes in the fair value of certain derivative instruments which qualify for hedge accounting. Comprehensive income (loss) totaled $(209) million and $317 million for the three months ended March 31, 2001 and 2000, respectively. The differences between net income (loss) and comprehensive income (loss) for the quarters ended March 31, 2001 and March 31, 2000 are detailed in the following table:

                                                            For the Three Months Ended
                                                       ------------------------------------
         (In Millions)                                 March 31, 2001        March 31, 2000
                                                       --------------        --------------
         Net income (loss)                                 $ (133)               $  217
                                                           ------                ------
         Realization of gains on marketable
           equity securities                                   --                   (73)
         Unrealized gains (losses) on marketable
           equity securities                                  (33)                  237
         Realization of gains on derivative
           instruments                                       (106)                   --
         Unrealized gains on derivative
           instruments                                         15                    --
                                                           ------                ------
         Total other comprehensive income (loss)             (124)                  164
         Income tax effect on other
           comprehensive income (loss)                         48                   (64)
                                                           ------                ------
         Total other comprehensive income (loss),
           net of income taxes                                (76)                  100
                                                           ------                ------
         Comprehensive income (loss), net of
           income taxes                                    $ (209)               $  317
                                                           ======                ======

                  As of March 31, 2001, we had recorded $347 million ($212 million net of tax) as total unrealized gains on open fuel hedge contracts in accordance with SFAS 133. Of that amount, we estimate that $152 million, net of tax, will be realized over the 12 months ending March 31, 2002. For additional information on the adoption of SFAS 133, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

7.       SHAREOWNERS' EQUITY

                  During the March 2001 quarter, we issued a total of 25,094 shares of common stock under our broad-based employee stock option plans, Delta 2000 Performance Compensation Plan, Dividend Reinvestment and Stock Purchase Plan and Non-Employee Directors' Stock Plan.

8.       GEOGRAPHIC INFORMATION

                  Delta is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

                                     For the Three Months Ended:
                                 -----------------------------------
         (In Millions)           March 31, 2001       March 31, 2000
                                 --------------       --------------
         North America               $3,213               $3,359
         Atlantic                       418                  379
         Latin America                  152                  106
         Pacific                         59                   67
                                     ------               ------
               Total                 $3,842               $3,911
                                     ======               ======

9.       EARNINGS (LOSS) PER SHARE

                  We calculate basic earnings per share by dividing the income
         (loss) available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of dilutive earnings per share. The following table shows our computation of basic and diluted earnings per share:


                                                                              Three Months Ended
                                                                          March 31,         March 31,
                                                                             2001              2000
                                                                          ---------         ---------
                                                                      (In millions, except per share data)
         BASIC:
           Net income (loss)                                               $   (133)         $    217
             Dividends on allocated Series B ESOP
               Convertible Preferred Stock                                       (3)               (3)
                                                                           --------          --------

           Income (loss) available to common shareowners                   $   (136)         $    214
                                                                           ========          ========

           Weighted average shares outstanding                                123.0             126.9
                                                                           ========          ========

           Basic earnings (loss) per share                                 $  (1.11)         $   1.68
                                                                           ========          ========

         DILUTED:
           Income (loss) available to common shareowners                   $   (136)         $    214
             Adjustment assuming conversion of allocated Series B
               ESOP Convertible Preferred Stock                                  --                 2
                                                                           --------          --------

           Net income (loss) available to common shareowners,
              plus assumed conversions                                     $   (136)         $    216
                                                                           ========          ========

           Weighted average shares outstanding                                123.0             126.9

           Additional shares assuming:
             Conversion of allocated Series B ESOP
                 Convertible Preferred Stock                                     --               5.2
             Exercise of stock options                                           --               1.4
             Conversion of performance-based stock units                         --               0.1
                                                                           --------          --------

           Weighted average shares outstanding as adjusted                    123.0             133.6
                                                                           ========          ========

           Diluted earnings (loss) per share                               $  (1.11)         $   1.61
                                                                           ========          ========

10.      CONTINGENCIES

                  Comair, Inc. (Comair), a regional jet subsidiary of Delta, has been in negotiations with the Air Line Pilots Association, International (ALPA), the union that represents Comair's approximately 1,300 pilots, on a new collective bargaining agreement to replace the existing pilot contract that became amendable in June 1998. Comair and ALPA have not been able to reach agreement on a new contract. On March 26, 2001, Comair pilots began a strike. As a result of the strike, which is continuing, Comair suspended its flight operations. To minimize disruption to customers, Comair has announced its intention to continue to suspend flights on a 30-day rolling forward basis each day the strike continues.

11.      SUBSEQUENT EVENTS

         2001 Bank Credit Agreement

                  On April 6, 2001, we entered into a credit agreement with a group of banks under which we may borrow up to $1 billion on an unsecured and revolving basis until April 4, 2003, subject to our compliance with certain conditions (2001 Bank Credit Agreement). We may borrow under this facility only to finance our liquidity and working capital needs in the event of an actual business interruption or if, in our reasonable judgment, there is the prospect of a business interruption, or to fund contingency plans in connection with such business interruption. The interest rate for borrowings under this facility is, at our option, (1) the base rate; or (2) LIBOR plus a margin that varies between 0.625% and 1.700% depending on our long-term senior unsecured debt ratings.

                  The 2001 Bank Credit Agreement contains negative covenants and a change in control provision that are substantially similar to the corresponding provisions in our 1997 Bank Credit Agreement. The 2001 Bank Credit Agreement also requires us to maintain a specified earnings coverage ratio. At May 9, 2001, there were no borrowings outstanding under the 2001 Bank Credit Agreement.

         1997 Bank Credit Agreement

                  On April 30, 2001, we borrowed $800 million under our 1997 Bank Credit Agreement. Subject to our compliance with certain conditions, we may borrow up to a total of $1.25 billion under this facility on an unsecured and revolving basis until May 1, 2002. Borrowings under this facility are available for general corporate purposes, may be prepaid by us at any time without penalty and currently bear interest at LIBOR plus a margin of 0.375% (with the existing interest rate being 4.845%).

                  The 1997 Bank Credit Agreement contains certain negative covenants, including a negative covenant that provides that our consolidated Current Debt (as defined) outstanding at any time may not exceed 100% of our consolidated accounts receivable outstanding as of the last day of the second calendar month next preceding the month in which the calculation of Current Debt is made (Current Debt Covenant). For purposes of this covenant, Current Debt means any obligation for borrowed money payable on demand or within a period of one year from its date of creation.

                  Our $800 million borrowing under the 1997 Bank Credit Agreement on April 30, 2001 is intended to enable us to access this additional liquidity under the Current Debt Covenant. This borrowing will not be treated as Current Debt under the Current Debt Covenant because it is not payable within one year from its date of creation. This borrowing would have constituted Current Debt under the Current Debt Covenant, however, had it occurred after May 1, 2001.

                  Our ability to incur additional indebtedness under the 1997 Bank Credit Agreement prior to its termination on May 1, 2002 will depend on the application of the Current Debt Covenant to us in the future. At March 31, 2001, our consolidated Current Debt (as defined in the 1997 Bank Credit Agreement) and consolidated accounts receivable were $0 and $618 million, respectively.

                  At May 9, 2001, $800 million of borrowings were outstanding under the 1997 Bank Credit Agreement. For additional information about this facility, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report.

         Tentative Contract Agreement with Delta Pilots

                  On April 22, 2001, Delta and ALPA, the collective bargaining representative of Delta's approximately 10,000 pilots, reached a tentative agreement on a new collective bargaining agreement to replace the existing pilot contract that became amendable on May 1, 2000. The tentative agreement is subject to the approval of the Delta ALPA Master Executive Council (MEC) and to ratification by Delta pilots. The MEC approved the tentative agreement on May 2, 2001, and Delta pilots will vote by June 20, 2001. If ratified, the new agreement would be amendable on May 1, 2005. Delta cannot predict whether the new agreement will be ratified.

         Comair Pilot Strike

                  As a result of the ongoing strike by Comair pilots (see Note 10 of the Notes to Consolidated Financial Statements in this Form 10-Q), in April 2001, Comair announced plans to accelerate the retirement of its remaining fleet of nine EMB-120 aircraft; to remove eight CRJ-100 aircraft from its fleet; to eliminate 200 pilot positions as a result of these fleet reductions; and to lay off on May 13, 2001 approximately 2,000 of its 4,000 nonpilot employees.

                  The National Mediation Board has recommended a settlement offer to Comair and ALPA to end the Comair pilot strike. On May 4, 2001, Comair agreed to accept the settlement offer, and ALPA agreed to submit the offer to Comair pilots for ratification. Comair pilots will vote on the settlement offer by May 12, 2001. Delta cannot predict whether the settlement offer will be ratified or, if the settlement offer is not ratified, the duration of the strike and the outcome of Comair's negotiations with ALPA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

         Our financial results for the March 2001 quarter were materially adversely affected by the slowing U.S. economy and by pilot labor issues at Delta and Comair. The slowing U.S. economy reduced the demand for air travel, particularly among higher yielding business travelers. Pilot labor issues had the following negative impacts:

         Reduced Flight Schedules. In December 2000, we canceled a substantial number of flights due to a job action by some Delta pilots which significantly reduced pilot availability for overtime (or additional) flying. To provide more reliable service to our customers, we lowered the need for overtime flying by reducing Delta's mainline flight schedule for the March 2001 quarter by 2.7% from the level we had planned. We also reduced our mainline schedule by 2.4% from the previously planned level for the June 2001 quarter.

         Public Concern Over Possible Delta Pilot Strike. During the March 2001 quarter, Delta and ALPA continued negotiations on a new collective bargaining agreement for Delta pilots. Public concern about a possible strike by Delta pilots, however, caused some customers to make reservations and travel with airlines other than Delta during the March 2001 quarter and thereafter.

         Comair Pilot Strike. On March 26, 2001, Comair pilots began a strike, which is continuing. As a result of the strike, Comair suspended its flight operations. We estimate that the Comair pilot strike reduced our consolidated revenue by approximately $4 million per day, or $24 million, during the March 2001 quarter.

              Although Delta and ALPA reached a tentative agreement on a new collective bargaining agreement on April 22, 2001, we believe that the softening U.S. economy and pilot labor issues at Delta and Comair will have a material adverse effect on our financial results in the June 2001 quarter.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

         Our unaudited consolidated net loss was $133 million for the March 2001 quarter ($1.11 diluted loss per share), compared to net income of $217 million ($1.61 diluted earnings per share) in the March 2000 quarter.

         Excluding the unusual items described below, our net loss was $122 million in the March 2001 quarter ($1.02 diluted loss per share), compared to net income of $172 million ($1.27 diluted earnings per share) in the March 2000 quarter.

UNUSUAL ITEMS

         Our results of operations for the March 2001 and March 2000 quarters include the following items, which are collectively referred to in this Form 10-Q as "unusual items."

         During the March 2001 quarter, we recorded a $17 million charge ($11 million after tax, or $0.09 diluted earnings per share) for fair value adjustments under SFAS 133. This charge relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in other companies, primarily priceline. Because we adopted SFAS 133 on July 1, 2000, there were no corresponding fair value adjustments under SFAS 133 in the March 2000 quarter.

         During the March 2000 quarter, we recorded a $73 million gain ($45 million after tax, or $0.34 diluted earnings per share) from our sale of 1.2 million shares of priceline common stock.

OPERATING REVENUES

       Our operating revenues totaled $3.8 billion in the March 2001 quarter, a 2% decrease from $3.9 billion in the March 2000 quarter. Passenger revenue decreased 2% to $3.6 billion, reflecting a 1% decrease in revenue passenger miles and a 1% decrease in passenger mile yield. These decreases were primarily the result of the softening U.S. economy and pilot labor issues at Delta and Comair.

NORTH AMERICAN PASSENGER REVENUES - North American passenger revenues fell 5% to $3.0 billion for the March 2001 quarter. Revenue passenger miles decreased 4% on a capacity decrease of 2%, while passenger mile yield decreased 1%. The decline in North America passenger revenue was the result of the slowing of the U.S. economy and the pilot labor issues that we faced during the March 2001 quarter.

INTERNATIONAL PASSENGER REVENUES - International passenger revenues increased 19% to $558 million during the March 2001 quarter. Revenue passenger miles increased 10% on a capacity increase of 15%, and passenger mile yield rose 8%. The increase in revenue passenger miles reflects Delta's continued international expansion, particularly in Latin American markets. The increase in passenger mile yield is primarily a result of stronger demand in the Atlantic market.

CARGO AND OTHER REVENUES - Cargo revenue fell 1% in the March 2001 quarter. Cargo ton miles decreased less than 1%, and the cargo ton mile yield declined less than 1%. All other revenues, net, were flat.

OPERATING EXPENSES

         Operating expenses for the March 2001 quarter totaled $4.0 billion, rising 11% from the March 2000 quarter. Operating capacity increased 1% to 38 billion available seat miles. Cost per available seat mile (CASM) increased 9% to 10.49(cents), while non-fuel CASM grew 8% to 9.13(cents). The increase in CASM is due in part to our decision to reduce Delta's mainline capacity for the March 2001 quarter by 2.7% from the previously planned level due to Delta pilot labor issues, while retaining related costs incurred prior to that decision.

         Salaries and related costs totaled $1.6 billion in the March 2001 quarter, a 13% increase from $1.4 billion recorded in the March 2000 quarter. The increase in salaries and related costs primarily relates to a salary increase of 3% for most domestic non-union employees on April 1, 2000 and a headcount increase of 4.6%.

         Aircraft fuel expense increased 19% during the March 2001 quarter. The average fuel price per gallon rose 20% to 73.81(cents) and total gallons consumed decreased 1%. Our fuel cost is shown net of fuel hedge gains of $106 million in the March 2001 quarter and $146 million in the March 2000 quarter. Approximately 52% and 75% of our aircraft fuel requirements were hedged during the March 2001 and 2000 quarters, respectively.

         Depreciation and amortization expense rose 9% due to the acquisition of new aircraft since March 31, 2000. Other selling expenses increased 12% due to higher advertising costs related to new service promotions and the 2002 Winter Olympics. Passenger commissions expense declined 17%, primarily as a result of our customers' increased use of lower cost distribution channels such as the Internet. Internet sales accounted for approximately 12% of passenger revenue in the March 2001 quarter compared to 8% in the March 2000 quarter. Contracted services expense increased 13%, primarily a result of higher maintenance, technology and airport outsourcing costs.

         Landing fees and other rents rose 7%, aircraft rental expense increased 2%, and aircraft maintenance materials and outside repair expense grew 9%. Passenger service expense increased 13% due to higher food costs. Other costs increased 13%, primarily the result of higher interrupted trip expense, increased professional fees and the company-wide rollout of new uniforms to employees.

OPERATING INCOME AND OPERATING MARGIN

         We incurred an operating loss of $115 million for the March 2001 quarter, compared to operating income of $343 million in the March 2000 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (3%) and 9% for the March 2001 and March 2000 quarters, respectively.

OTHER INCOME (EXPENSE)

         Other expense in the March 2001 quarter was $107 million, compared to other income of $21 million in the March 2000 quarter. Interest expense, net increased 25% primarily due to higher levels of debt outstanding. As discussed previously, the March 2001 quarter includes a $17 million charge for fair value adjustments under SFAS 133 (see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q), and the March 2000 quarter includes a $73 million gain from our sale of priceline common stock.

FINANCIAL CONDITION AND LIQUIDITY

         Cash, cash equivalents and short-term investments totaled $1.2 billion at March 31, 2001, compared to $1.6 billion at December 31, 2000. Our principal sources and uses of cash during the three months ended March 31, 2001 are summarized below:

SOURCES:

-        Generated $296 million of cash from operations.

-        Issued $105 million in long-term debt.

- Generated $16 million from the sale of twelve B-727-200 aircraft (including four that had been retired in an earlier period) and one L-1011 aircraft.

-        Generated $239 million from the sale of short-term investments.

USES:

-        Invested $633 million in flight equipment.

-        Invested $187 million in ground property and equipment.

         Delta may prepay its long-term debt and repurchase its common stock from time to time. For information regarding our common stock repurchase authorization, see Note 14 of the Notes to the Consolidated Financial Statements (page 32) in our Annual Report.

         As of March 31, 2001, we had a negative working capital position of $2.6 billion, compared to negative working capital of $2.0 billion at December 31, 2000. The change in our working capital position was the result of our $820 million investment in capital assets, and the adverse impact of the slowing U.S. economy and pilot labor issues on passenger revenue, during the March 2001 quarter. A negative working capital position is normal for us, primarily due to our air traffic liability, and does not indicate a lack of liquidity. We expect to meet our obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions.

       Long-term debt and capital lease obligations (including current maturities) totaled $6.1 billion at March 31, 2001, compared to $6.0 billion at December 31, 2000. Shareowners' equity was $5.1 billion at March 31, 2001 and $5.3 billion at December 31, 2000. Our net debt-to-capital position was 73% at March 31, 2001, and 71% at December 31, 2000.

       At its meeting on April 26, 2001, our Board of Directors declared a cash dividend of 2.5 cents per common share, payable June 1, 2001, to shareowners of record on May 9, 2001.

2001 Bank Credit Agreement

       On April 6, 2001, we entered into a credit agreement with a group of banks under which we may borrow up to $1 billion on an unsecured and revolving basis until April 4, 2003, subject to our compliance with certain conditions (2001 Bank Credit Agreement). We may borrow under this facility only to finance our liquidity and working capital needs in the event of an actual business interruption or if, in our reasonable judgment, there is the prospect of a business interruption, or to fund contingency plans in connection with such business interruption. The interest rate for borrowings under this facility is, at our option, (1) the base rate; or (2) LIBOR plus a margin that varies between 0.625% and 1.700% depending on our long-term senior unsecured debt ratings.

       The 2001 Bank Credit Agreement contains negative covenants and a change in control provision that are substantially similar to the corresponding provisions in our 1997 Bank Credit Agreement. The 2001 Bank Credit Agreement also requires us to maintain a specified earnings coverage ratio. At May 9, 2001, there were no borrowings outstanding under the 2001 Bank Credit Agreement.

1997 Bank Credit Agreement

       On April 30, 2001, we borrowed $800 million under our 1997 Bank Credit Agreement. Subject to our compliance with certain conditions, we may borrow up to a total of $1.25 billion under this facility on an unsecured and revolving basis until May 1, 2002. Borrowings under this facility are available for general corporate purposes, may be prepaid by us at any time without penalty and currently bear interest at LIBOR plus a margin of 0.375% (with the existing interest rate being 4.845%).

       The 1997 Bank Credit Agreement contains certain negative covenants, including a negative covenant that provides that our consolidated Current Debt (as defined) outstanding at any time may not exceed 100% of our consolidated accounts receivable outstanding as of the last day of the second calendar month next preceding the month in which the calculation of Current Debt is made (Current Debt Covenant). For purposes of this covenant, Current Debt means any obligation for borrowed money payable on demand or within a period of one year from its date of creation.

       Our $800 million borrowing under the 1997 Bank Credit Agreement on April 30, 2001 is intended to enable us to access this additional liquidity under the Current Debt Covenant. This borrowing will not be treated as Current Debt under the Current Debt Covenant because it is not payable within one year from its date of creation. This borrowing would have constituted Current Debt under the Current Debt Covenant, however, had it occurred after May 1, 2001.

       Our ability to incur additional indebtedness under the 1997 Bank Credit Agreement prior to its termination on May 1, 2002 will depend on the application of the Current Debt Covenant to us in the future. At March 31, 2001, our consolidated Current Debt (as defined in the 1997 Bank Credit Agreement) and consolidated accounts receivable were $0 and $618 million, respectively.

       At May 9, 2001, $800 million of borrowings were outstanding under the 1997 Bank Credit Agreement. For additional information about this facility and our long-term debt, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report.

PERSONNEL MATTERS

Tentative Contract Agreement with Delta Pilots

         On April 22, 2001, Delta and ALPA, the collective bargaining representative of Delta's approximately 10,000 pilots, reached a tentative agreement on a new collective bargaining agreement to replace the existing pilot contract that became amendable on May 1, 2000. The tentative agreement is subject to the approval of the Delta ALPA Master Executive Council (MEC) and to ratification by Delta pilots. The MEC approved the tentative agreement on May 2, 2001, and Delta pilots will vote by June 20, 2001. Delta cannot predict whether the new agreement will be ratified.

         The tentative agreement, if ratified by Delta pilots, will become amendable on May 1, 2005, five years from the May 1, 2000 amendable date of the existing pilot contract. Delta estimates that, for the period May 1, 2000 through May 1, 2005, the new agreement will increase its pilot costs by approximately $2.4 billion compared to the existing pilot contract. The new agreement provides for retroactive salary increases to May 1, 2000; Delta has accrued an amount equal to its retroactive obligation. Delta does not expect to record any one-time charges in connection with the tentative agreement.

         If Delta pilots do not ratify the tentative agreement, the 30-day "cooling off" period (which was suspended when Delta and ALPA reached a tentative agreement on April 22, 2001) will resume, with seven days remaining in that period. At the end of the 30-day "cooling off" period, the parties may engage in self help unless the President of the United States appoints a Presidential Emergency Board (PEB) to investigate the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in self help. Self help includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline.

Congress and the President have the authority to prevent self help by enacting legislation which, among other things, imposes a settlement on the parties.

Comair Pilot Strike

         Comair has been in negotiations with ALPA, the union that represents Comair's approximately 1,300 pilots, on a new collective bargaining agreement to replace the existing pilot contract that became amendable in June 1998. Comair and ALPA have not reached agreement on a new contract. On March 26, 2001, Comair pilots began a strike. As a result of the strike, which is continuing, Comair suspended its flight operations. To minimize disruption to customers, Comair has announced its intention to continue to suspend flights on a 30-day rolling forward basis each day the strike continues. As a result of the strike, Comair has also announced plans to accelerate the retirement of its remaining fleet of nine EMB-120 aircraft; to remove eight CRJ-100 aircraft from its fleet; to eliminate 200 pilot positions as a result of these fleet reductions; and to lay off on May 13, 2001 approximately 2,000 of its 4,000 nonpilot employees.

         The National Mediation Board has recommended a settlement offer to Comair and ALPA to end the Comair pilot strike. On May 4, 2001, Comair agreed to accept the settlement offer, and ALPA agreed to submit the offer to Comair pilots for ratification. Comair pilots will vote on the settlement offer by May 12, 2001. Delta cannot predict whether the settlement offer will be ratified or, if the settlement offer is not ratified, the duration of the strike and the outcome of Comair's negotiations with ALPA.

Final Agreement with ASA Flight Dispatchers

       In March 2001, ASA and the Professional Airline Flight Control Association, which represents ASA's 33 flight dispatchers, reached a tentative agreement on an initial collective bargaining agreement. In April 2001, ASA's flight dispatchers ratified the new contract, which will become amendable on April 19, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the March 2001 quarter, Delta exchanged six million shares of priceline's Series A Convertible Redeemable Preferred Stock for (1) 80,000 shares of priceline's new Series B Redeemable Preferred Stock (Series B Preferred Stock) and (2) a warrant to purchase up to 26.9 million shares of priceline common stock for $2.97 per share (2001 Warrant). For information regarding the terms for the Series B Preferred Stock and the 2001 Warrant, see
Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

         At March 31, 2001, the fair value of the priceline Series B Preferred Stock was $80 million and the fair value of the 2001 Warrant was $36 million. The fair value of the 2001 Warrant is primarily related to the price of the underlying common stock (see Equity Securities Risk (page 11) in our Annual Report for our equity risk exposure at December 31, 2000). A 10% decline in the price of priceline common stock would have had a $4.6 million impact on the fair value of the 2001 Warrant, which would be reflected in our non-operating earnings.

         We manage our risk in relation to changes in aircraft fuel prices with our fuel hedging program. At March 31, 2001, Delta held fuel hedge contracts covering 46% of our projected aircraft fuel requirements for the nine months ended December 31, 2001 with an average hedge price of 50.13 cents per gallon. For additional information regarding our fuel hedging program, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

         We are subject to foreign currency exchange risk because we have revenues and expenses dominated in foreign currencies - primarily the Euro, the British Pound and the Japanese Yen. To manage exchange rate risk, we net foreign currency revenues and expenses, to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts with maturities of up to 12 months. The estimated fair value of our foreign currency hedging contracts was not material at March 31, 2001. We do not enter into foreign currency hedging contracts for speculative purposes.

         For additional information regarding Delta's other exposures to market risks, see "Market Risks Associated With Financial Instruments" (pages 10-12), as well as Notes 2, 3 and 4 (pages 20-23) of the Notes to the Consolidated Financial Statements, in our Annual Report.

                       [LETTERHEAD OF ARTHUR ANDERSEN LLP]
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Delta Air Lines, Inc.:

       We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2001 and the related consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




/s/ Arthur Andersen LLP
-----------------------


Atlanta, Georgia
May 9, 2001

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan
(Plan), members of our Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is the Delta Common Stock Fund, a fund invested primarily in Delta's common stock. During the quarter ended March 31, 2001, participants in the Plan deferred $25,375 in the Delta Common Stock Fund investment return choice, which is equivalent to 642 shares of Delta common stock at prevailing market prices. These transactions were not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of that Act.

ITEM 5. OTHER INFORMATION

EXECUTIVE OFFICERS

         Effective May 2, 2001, Delta's Board of Directors elected Frederick W. Reid as President and Chief Operating Officer and Vicki Escarra as Executive Vice President and Chief Marketing Officer. Malcolm Armstrong, Executive Vice President - Operations, announced his retirement from Delta, effective July 1, 2001.

BROAD-BASED STOCK OPTION PLANS

        For information regarding our broad-based employee stock option plans, see Note 13 of the Notes to the Consolidated Financial Statements (pages 31-32) in the Annual Report.

LEGAL PROCEEDINGS

         As discussed on page 14 of Delta's Form 10-K for the transition period from July 1, 2000 to December 31, 2000, in February 2001, a retired and an active Delta pilot filed a purported class action lawsuit against the Delta Pilots Retirement Plan (Retirement Plan) in the United States District Court for the Southern District of Illinois. The complaint (1) seeks to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) alleges that the calculation of the retirement benefits of the plaintiffs and the class violated the Retirement Plan and the Internal Revenue Code; and (3) seeks unspecified damages which plaintiffs state they believe to be in excess of $1 billion. On March 30, 2001, the District Court dismissed this lawsuit without prejudice for lack of venue. Plaintiffs have appealed to the United States Court of Appeals for the Seventh Circuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4. Credit Agreement dated as of April 6, 2001 among Delta and Certain Banks.

         10.1 Delta Air Lines, Inc. Directors' Deferred Compensation Plan, as amended.

         10.2 Delta Air Lines, Inc. Non-Employee Directors' Stock Option Plan, as amended.

         12.      Computation of ratio of earnings to fixed charges.

         15. Letter from Arthur Andersen LLP regarding unaudited interim financial information.

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2001, Delta filed a Current Report on Form 8-K dated March 13, 2001 to file, under Item 9 - Regulation FD, a letter from Delta to certain investors and analysts concerning Delta's expected financial performance for the March 2001 quarter, the status of pilot collective bargaining negotiations at Delta and Comair and a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       Delta Air Lines, Inc.
                                                    ---------------------------
                                                            (Registrant)



                                                     By: /s/ M. Michele Burns
                                                    ---------------------------
                                                         M. Michele Burns
                                                     Executive Vice President
                                                    and Chief Financial Officer




May 11, 2001