Form 10-Q
period 2001-06-30
DELTA AIR LINES INC /DE/
filed 2001-08-13
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5424

DELTA AIR LINES, INC.

State of Incorporation: Delaware

IRS Employer Identification No.: 58-0218548

Hartsfield Atlanta International Airport, Atlanta, Georgia 30320

Telephone: (404) 715-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares outstanding by each class of common stock,
as of July 31, 2001:

Common Stock, $1.50 par value — 123,071,622 shares outstanding

FORWARD-LOOKING INFORMATION

     Statements in this Form 10-Q which are not purely historical facts, including statements about our estimates, expectations, beliefs, intentions or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.

     Factors that could cause these differences include, but are not limited to, general economic conditions, including the extent of the current weakening in the U.S. economy and the related decline in business travel; competitive factors in our industry, including mergers and acquisitions; outcomes of negotiations on collective bargaining agreements and other labor matters; changes in aircraft fuel prices; disruptions to operations due to adverse weather conditions or air traffic control-related constraints; fluctuations in foreign currency exchange rates; governmental actions; the willingness of customers to travel generally and with us specifically; and the outcome of our litigation.

     Caution should be taken not to place undue reliance on our forward-looking statements, which are current only as of the date of this Form 10-Q. More detailed information about risks and uncertainties as of other dates can be read in Delta’s past and future Forms 10-K and 10-Q and certain Forms 8-K filed with the Securities and Exchange Commission.

CHANGE IN YEAR END

     Effective December 31, 2000, Delta changed its year end from June 30 to December 31. This Form 10-Q includes Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000, unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000, and unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	June 30,	December 31,
	2001	2000
ASSETS
	(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents	$1,505	$1,364

Short-term investments	5	243

Accounts receivable, net of allowance for uncollectible accounts of $26 at June 30, 2001 and $31 at December 31, 2000	595	406

Deferred income taxes	345	345

Fuel hedge contracts, at fair market value	240	319

Prepaid expenses and other	566	528

Total current assets	3,256	3,205

PROPERTY AND EQUIPMENT:

Flight equipment	18,113	17,081

Less: Accumulated depreciation	4,968	4,849

Flight equipment, net	13,145	12,232

Flight equipment under capital leases	484	484

Less: Accumulated amortization	345	324

Flight equipment under capital leases, net	139	160

Ground property and equipment	4,294	4,371

Less: Accumulated depreciation	2,202	2,313

Ground property and equipment, net	2,092	2,058

Advance payments for equipment	348	390

Total property and equipment, net	15,724	14,840

OTHER ASSETS:

Investments in debt and equity securities	435	339

Investments in associated companies	239	222

Cost in excess of net assets acquired, net	2,120	2,149

Operating rights and other intangibles, net	97	102

Other noncurrent assets	1,010	1,074

Total other assets	3,901	3,886

Total assets	$22,881	$21,931

The accompanying notes are an integral part of these consolidated financial statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	June 30,	December 31,
	2001	2000
LIABILITIES AND SHAREOWNERS’ EQUITY
	(Unaudited)

CURRENT LIABILITIES:

Current maturities of long-term debt	$51	$62

Short-term obligations	800	—

Current obligations under capital leases	40	40

Accounts payable and miscellaneous accrued liabilities	2,208	2,248

Air traffic liability	1,748	1,442

Accrued salaries and related benefits	1,359	1,170

Accrued rent	215	283

Total current liabilities	6,421	5,245

NONCURRENT LIABILITIES:

Long-term debt	5,860	5,797

Capital leases	90	99

Postretirement benefits	2,035	2,026

Accrued rent	819	721

Deferred income taxes	1,235	1,220

Other	331	388

Total noncurrent liabilities	10,370	10,251

DEFERRED CREDITS:

Deferred gains on sale and leaseback transactions	544	568

Manufacturers’ and other credits	285	290

Total deferred credits	829	858

COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 11)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:

Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; issued and outstanding 6,342,033 shares at June 30, 2001 and 6,405,563 at December 31, 2000	456	460

Unearned compensation under employee stock ownership plan	(225)	(226)

Total Employee Stock Ownership Plan Preferred Stock	231	234

SHAREOWNERS’ EQUITY:

Common stock, $1.50 par value; 450,000,000 shares authorized; 180,824,189 shares issued at June 30, 2001 and 180,764,057 shares issued at December 31, 2000	271	271

Additional paid-in capital	3,267	3,264

Retained earnings	3,941	4,176

Accumulated other comprehensive income	279	360

Treasury stock at cost, 57,755,255 shares at June 30, 2001 and 57,750,685 shares at December 31, 2000	(2,728)	(2,728)

Total shareowners’ equity	5,030	5,343

Total liabilities and shareowners’ equity	$22,881	$21,931

The accompanying notes are an integral part of these consolidated financial statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

OPERATING REVENUES:

Passenger	$3,537	$4,190	$7,135	$7,856

Cargo	131	145	271	286

Other, net	108	134	212	238

	3,776	4,469	7,618	8,380

OPERATING EXPENSES:

Salaries and related costs	1,567	1,514	3,181	2,942

Aircraft fuel	463	461	977	895

Depreciation and amortization	331	302	655	599

Contracted services	254	236	512	464

Landing fees and other rents	196	195	398	383

Aircraft maintenance materials and outside repairs	193	195	380	366

Aircraft rent	186	186	374	371

Other selling expenses	164	172	344	333

Passenger commissions	144	176	285	345

Passenger service	128	114	243	216

Other special charges	60	86	60	86

Other	204	226	438	431

Total operating expenses	3,890	3,863	7,847	7,431

OPERATING INCOME (LOSS)	(114)	606	(229)	949

OTHER INCOME (EXPENSE):

Interest expense, net	(91)	(67)	(177)	(136)

Gains from sales of investments	7	228	7	301

Fair value adjustments of SFAS 133 derivatives	112	—	95	—

Miscellaneous income (expense), net	(13)	8	(17)	25

	15	169	(92)	190

INCOME (LOSS) BEFORE INCOME TAXES	(99)	775	(321)	1,139

INCOME TAX BENEFIT (PROVISION), NET	9	(315)	98	(462)

NET INCOME (LOSS)	(90)	460	(223)	677

PREFERRED STOCK DIVIDENDS	(4)	(3)	(7)	(6)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREOWNERS	$(94)	$457	$(230)	$671

BASIC EARNINGS (LOSS) PER SHARE	$(0.76)	$3.73	$(1.87)	$5.38

DILUTED EARNINGS (LOSS) PER SHARE	$(0.76)	$3.51	$(1.87)	$5.11

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:

Basic	123,052,899	122,558,486	123,041,961	124,720,905

Diluted	123,052,899	130,950,392	123,041,961	132,086,711

DIVIDENDS PER COMMON SHARE	$0.025	$0.025	$0.050	$0.050

The accompanying notes are an integral part of these consolidated financial statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Six Months Ended
	June 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(223)	$677

Adjustments to reconcile net income (loss) to cash provided by operating activities, net	627	577

Changes in certain assets and liabilities, net	147	490

Net cash provided by operating activities	551	1,744

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions:

Flight equipment, including advance payments	(1,246)	(1,321)

Ground property and equipment	(303)	(336)

Decrease in short-term investments, net	239	200

Proceeds from sale of investments	53	73

Acquisition, net of cash acquired	—	(233)

Proceeds from sale of flight equipment	26	63

Other, net	(13)	1

Net cash used in investing activities	(1,244)	(1,553)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	2	15

Repurchase of common stock	—	(500)

Payments on long-term debt and capital lease obligations	(93)	(211)

Prepayment of long-term lease obligation	—	(215)

Issuance of long-term obligations	151	301

Issuance of short-term obligations	800	—

Cash dividends on common and preferred stock	(20)	(20)

Proceeds (payments) on notes payable, net	(2)	69

Other, net	(4)	(1)

Net cash provided by (used in) financing activities	834	(562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141	(371)

Cash and cash equivalents at beginning of period	1,364	1,623

Cash and cash equivalents at end of period	$1,505	$1,252

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) during the period for:

Interest (net of amounts capitalized)	$257	$188

Income taxes	$(94)	$67

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30

	2001		2000		2001		2000

Statistical Summary:

Revenue Passenger Miles (millions)	27,828		30,266		53,113		55,825

Available Seat Miles (millions) (1)	38,239		39,071		75,966		76,295

Passenger Mile Yield	12.71	¢	13.84	¢	13.43	¢	14.07	¢

Operating Revenue Per Available Seat Mile	9.88	¢	11.44	¢	10.03	¢	10.98	¢

Operating Cost Per Available Seat Mile	10.17	¢	9.89	¢	10.33	¢	9.74	¢

Operating Cost Per Available Seat Mile — Excluding (2)	10.02	¢	9.67	¢	10.25	¢	9.63	¢

Passenger Load Factor	72.77%		77.46%		69.92%		73.17%

Breakeven Passenger Load Factor	75.12%		66.25%		72.16%		64.33%

Breakeven Passenger Load Factor — Excluding (2)	73.88%		64.66%		71.57%		63.52%

Passengers Enplaned (thousands)	28,130		32,136		55,062		60,294

Revenue Ton Miles (millions)	3,190		3,512		6,167		6,400

Cargo Ton Miles (millions)	407		466		844		905

Cargo Ton Mile Yield	32.30	¢	31.17	¢	32.11	¢	31.61	¢

Fuel Gallons Consumed (millions)	682		741		1,378		1,444

Average Price Per Fuel Gallon, net of hedging gains	67.95	¢	62.28	¢	70.91	¢	62.01	¢

Number of Aircraft in Fleet at End of Period	826		809		826		809

Average Full-Time Equivalent Employees	82,500		82,000		83,200		81,100

(1)	As a result of a pilot strike, Comair suspended its operations between March 26, 2001 and July 1, 2001. Accordingly, Comair had no Available Seat Miles during this period.

(2)	Calculation excludes unusual items as discussed on pages 18 and 19 of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

DELTA AIR LINES, INC.
Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)

1. ACCOUNTING AND REPORTING POLICIES

Delta’s accounting and reporting policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements (pages 19-20) in our Calendar Year 2000 Annual Report to Shareowners (Annual Report) and in Note 4 of this Form 10-Q. These interim financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel and other factors, including pilot labor issues, operating results for the interim period are not necessarily indicative of operating results for the entire year.

2. SALE OF RECEIVABLES

During 1999, we entered into an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. We initially sold receivables having a fair value of $547 million to the subsidiary. In exchange for the receivables sold, we received cash and a subordinated promissory note. The principal amount of the promissory note was $121 million at June 30, 2001 and is included in accounts receivable on our Consolidated Balance Sheets. This agreement, as amended, will expire on June 15, 2002.

As part of the agreement, the subsidiary is required to pay fees to a third party based on the amounts invested by the third party. For the three months ended June 30, 2001, these fees were $4.1 million. These fees are included in other income (expense) under miscellaneous income (expense), net in our Consolidated Statements of Operations.

For additional information regarding these transactions, see Note 17 of the Notes to the Consolidated Financial Statements (pages 33-34) in the Annual Report.

3. MARKETABLE AND OTHER EQUITY SECURITIES

At March 31, 2001, Delta’s equity interest in priceline.com Incorporated (priceline) consisted of (1) 80,000 shares of Series B Redeemable Preferred Stock (Series B Preferred Stock); (2) a warrant to purchase up to 26.9 million shares of priceline common stock at an exercise price of $2.97 per share (2001 Warrant); (3) a warrant to purchase up to 4.7 million shares of priceline common stock at an exercise price of $4.72 per share (Amended 1999 Warrant); and (4) 589,831 shares of priceline common stock. For additional information regarding the Series B Preferred Stock, the 2001 Warrant and the Amended 1999 Warrant, see Note 3 (pages 8-9) of the Notes to Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2001 and Note 2 of the Notes to Consolidated Financial Statements (pages 20-21) in our Annual Report.

During the June 2001 quarter, we (1) exercised the 2001 Warrant in part to purchase 8.4 million shares of priceline common stock, paying the exercise price by surrendering to priceline 24,968 shares of Series B Preferred Stock; and (2) sold 9 million shares of priceline common stock on the open market for $58 million ($5 million of which we received after June 30, 2001). We recognized a pretax gain of $7 million related to these transactions in our Consolidated Statement of Operations for the June 2001 quarter.

At June 30, 2001, Delta’s equity interest in priceline consisted of (1) 55,032 shares of Series B Preferred Stock; (2) the 2001 Warrant to purchase up to 18.5 million shares of priceline common stock; and (3) the Amended 1999 Warrant to purchase up to 4.7 million shares of priceline common stock.

At June 30, 2001, the carrying value of our holdings of Series B Preferred Stock was $55 million, which approximates fair market value. The Series B Preferred Stock is accounted for as an available-for-sale debt security and is recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2001, the carrying value of the 2001 Warrant and the Amended 1999 Warrant totaled $140 million, which approximates fair market value. The warrants are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” For additional information regarding SFAS 133, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

4. DERIVATIVE INSTRUMENTS

On July 1, 2000, we adopted SFAS 133, which requires us to record on the balance sheet all derivative instruments at fair market value and to recognize certain non-cash changes in these fair market values in the Consolidated Statement of Operations. SFAS 133 applies to the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in other companies. For additional information regarding the adoption of SFAS 133, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows (in millions):

	Income (Expense)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2001	June 30, 2001

Ineffective portion of fuel hedge contracts	$(2)	$(11)

Fair value adjustment of equity rights	114	106

Total pre-tax	$112	$95

Total after-tax	$69	$58

Fuel hedging

At June 30, 2001, our fuel hedge contracts had an estimated short-term fair market value of $240 million and an estimated long-term fair market value of $55 million. Unrealized gains of $182 million, net of tax, were recorded in accumulated other comprehensive income. For additional information regarding our fuel hedging policy, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

Equity warrants and other similar rights

We own equity warrants and other similar rights in certain companies, primarily priceline. At June 30, 2001, the total fair market value of these rights was $159 million. The changes in market value of these rights are recorded in our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information regarding these equity interests, see Note 2 of the Notes to the Consolidated Financial Statements (page 20-21) in our Annual Report and Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q.

5. AIRCRAFT FLEET AND PURCHASE COMMITMENTS

Our total aircraft fleet, options and rolling options at June 30, 2001 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet

						Rolling
Aircraft Type	Owned	Leased	Total	Orders	Options	Options

B-727-200	60	10	70	—	—	—

B-737-200	1	53	54	—	—	—

B-737-300	—	26	26	—	—	—

B-737-600/700/800	50	—	50	82	60	263

B-757-200	80	41	121	—	20	65

B-767-200	15	—	15	—	—	—

B-767-300/300ER	54	32	86	1	11	12

B-767-400	16	—	16	5	24	11

B-777-200	7	—	7	6	20	22

L-1011-100	1	—	1	—	—	—

L-1011-250	3	—	3	—	—	—

MD-11	8	7	15	—	—	—

MD-88	63	57	120	—	—	—

MD-90	16	—	16	—	—	—

EMB-120	49	5	54	—	—	—

ATR-72	4	15	19	—	—	—

CRJ-100/200	30	123	153	76	231	—

CRJ-700	—	—	—	57	165	—

Total	457	369	826	227	531	373

The table above reflects the following changes which occurred during the June 2001 quarter:

•	We accepted delivery of seven B-737-800, one B-757-200, one B-767-300ER, one B-767-400 and three CRJ-200 aircraft.

•	We retired four B-727-200, three L-1011-100 and one L-1011-250 aircraft.

•	We leased three owned, and subleased two, CRJ-100 aircraft to a third party.

•	We returned three EMB-120 aircraft to their lessors.

In addition, during the June 2001 quarter, we decided to accelerate the retirement of nine B-737 aircraft in 2002. As a result of that decision, we recorded a $60 million pretax charge in the June 2001 quarter.

During July 2001, we accepted delivery of three new B-737-800 aircraft and retired one L-1011-100 and three L-1011-250 aircraft.

Future expenditures for aircraft and engines on order at July 31, 2001 are estimated to be $8.5 billion, as follows:

Amount
Year Ending December 31	(In Billions)

Remainder of 2001	$1.1

2002	1.8

2003	2.1

2004	1.8

2005	1.3

After 2005	0.4

Total	$8.5

6. DEBT INSTRUMENTS

2001 Bank Credit Agreement

On April 6, 2001, we entered into a credit agreement with a group of banks under which we may borrow up to $1 billion on an unsecured and revolving basis until April 4, 2003, subject to our compliance with certain conditions (2001 Bank Credit Agreement). We may borrow under this facility only to finance our liquidity and working capital needs in the event of an actual business interruption or if, in our reasonable judgment, there is the prospect of a business interruption, or to fund contingency plans in connection with such business interruption. The interest rate for borrowings under this facility is, at our option, (1) the base rate; or (2) LIBOR plus a margin that varies between 0.625% and 1.7% depending on our long-term senior unsecured debt ratings. As of June 30, 2001, there were no borrowings outstanding under the 2001 Bank Credit Agreement.

1997 Bank Credit Agreement

On April 30, 2001, we borrowed $800 million under our 1997 Bank Credit Agreement. Subject to our compliance with certain conditions, we may borrow up to a total of $1.25 billion under this facility on an unsecured and revolving basis until May 1, 2002. Borrowings under this facility are available for general corporate purposes, may be prepaid by us at any time without penalty and currently bear interest at LIBOR plus a margin of 0.375% (with the existing interest rate being 4.115%).

The 1997 Bank Credit Agreement contains certain negative covenants, including a negative covenant that provides that our consolidated Current Debt (as defined below) outstanding at any time may not exceed 100% of our consolidated accounts receivable outstanding as of the last day of the second calendar month next preceding the month in which the calculation of Current Debt is made (Current Debt Covenant). For purposes of this covenant, Current Debt means any obligation for borrowed money payable on demand or within a period of one year from its date of creation.

Our $800 million borrowing under the 1997 Bank Credit Agreement on April 30, 2001 enabled us to access this additional liquidity under the Current Debt Covenant. This borrowing is not treated as Current Debt for purposes of the Current Debt Covenant because it is not payable within one year from its date of creation. However, had this borrowing occurred after May 1, 2001, it would have constituted Current Debt under the Current Debt Covenant.

Our ability to incur additional indebtedness under the 1997 Bank Credit Agreement prior to its termination on May 1, 2002 will depend on the application of the Current Debt Covenant to us in the future. At June 30, 2001, our consolidated Current Debt (as defined above) and consolidated accounts receivable were $0 and $621 million, respectively.

As of June 30, 2001, $800 million of borrowings were outstanding under the 1997 Bank Credit Agreement. This amount is included in current liabilities in our Consolidated Balance Sheets. For additional information about this facility, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains and losses on marketable equity securities and changes in the fair market value of certain derivative instruments which qualify for hedge accounting. Comprehensive income (loss) totaled ($95) million and $135 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, total comprehensive income (loss) was ($304) million and $452 million, respectively. The differences between net income (loss) and comprehensive income (loss) for the quarters ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 are detailed in the following table:

	For the Three Months Ended		For the Six Months Ended

(In Millions)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income (loss)	$(90)	$460	$(223)	$677

Realization of (gains) losses on marketable equity securities	12	(228)	12	(301)

Unrealized gains (losses) on marketable equity securities	28	(305)	(4)	(68)

Realization of gains on derivative instruments	(102)	—	(208)	—

Unrealized gains on derivative instruments	53	—	67	—

Total other comprehensive loss	(9)	(533)	(133)	(369)

Income tax effect on other comprehensive loss	4	208	52	144

Total other comprehensive loss, net of income taxes	(5)	(325)	(81)	(225)

Comprehensive income (loss), net of income taxes	$(95)	$135	$(304)	$452

As of June 30, 2001, we had recorded $299 million ($182 million net of tax) as total unrealized gains on open fuel hedge contracts in accordance with SFAS 133. Of that amount, we estimate that $150 million, net of tax, will be realized over the 12 months ending June 30, 2002. For additional information on the adoption of SFAS 133, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

8. SHAREOWNERS’ EQUITY

During the six months ended June 30, 2001, we issued a total of 60,132 shares of common stock under our broad-based employee stock option plans, Delta 2000 Performance Compensation Plan, Dividend Reinvestment and Stock Purchase Plan and the Non-Employee Directors’ Stock Plan.

9. GEOGRAPHIC INFORMATION

Delta is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

	For the Three Months Ended June 30		For the Six Months Ended June 30

	2001	2000	2001	2000

North America	$3,029	$3,784	$6,242	$7,143

Atlantic	540	513	958	892

Latin America	145	109	297	215

Pacific	62	63	121	130

Total	$3,776	$4,469	$7,618	$8,380

10. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing the income (loss) available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of dilutive earnings (loss) per share. The following table shows our computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

(In millions except for share data)

BASIC:

Net income (loss)	$(90)	$460	$(223)	$677

Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(3)	(7)	(6)

Income (loss) available to common shareowners	(94)	457	(230)	671

Weighted average shares outstanding	123.1	122.6	123.0	124.7

Basic earnings (loss) per share	$(0.76)	$3.73	$(1.87)	$5.38

DILUTED:

Net income (loss) available to common shareowners	$(94)	$457	$(230)	$671

Adjustment to income assuming conversion of Series B ESOP Convertible Preferred Stock	—	2	—	4

Net income (loss) available to common shareowners, plus assumed conversions	(94)	459	(230)	675

Weighted average shares outstanding	123.1	122.6	123.0	124.7

Additional shares assuming:

Conversion of Series B ESOP Convertible Preferred Stock	—	5.1	—	5.1

Exercise of stock options	—	3.0	—	2.0

Conversion of performance-based stock units	—	0.2	—	0.2

Weighted average shares outstanding as adjusted	123.1	130.9	123.0	132.0

Diluted earnings (loss) per share	$(0.76)	$3.51	$(1.87)	$5.11

11. SUBSEQUENT EVENTS

Shelf Registration

On July 16, 2001, Delta filed a shelf registration statement on Form S-3 covering an additional $2.3 billion principal amount of its unsecured debt securities, equipment trust certificates and pass through certificates which may be publicly offered from time to time. The registration statement was declared effective by the SEC on July 23, 2001.

Boston Airport Terminal Project

We have entered into a development agreement with the Massachusetts Port Authority (Massport) and are negotiating the lease and financing arrangements for Delta’s redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The completion of this project will enable us to consolidate all of our domestic operations at that airport into one location. Construction is expected to begin this year and to be complete in late 2005. We intend to fund the costs of design and construction of the terminal facility, including interest during the construction phase and issuance costs, with the proceeds of approximately $500 million in bonds to be issued by Massport, the debt service on which will be paid by us under a long-term lease agreement between us and Massport. We will also guarantee to the bond trustee, for the benefit of the holders of the bonds, the payment of the debt service on the bonds. It is anticipated that Massport will pay the cost of certain related facilities.

We expect the agreements with Massport to be finalized, and the sale of the bonds to be completed, on or about August 16, 2001. Because we will guarantee the debt service on the bonds, we are required to include the cash proceeds, as well as the related debt, in our Consolidated Balance Sheets.

Sale of Priceline Common Stock

On July 27, 2001, we exercised our 2001 Warrant in part to purchase 10 million shares of priceline common stock, paying the exercise price by surrendering to priceline 29,688 shares of Series B Preferred Stock. As of August 8, 2001, we had sold 8.3 million of these shares for $77 million. We do not expect these transactions to have a significant impact on our Consolidated Statement of Operations in the September 2001 quarter. For additional information regarding our equity interests in priceline, see Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

     Our financial results for the three and six months ended June 30, 2001 were materially affected by the slowing U.S. economy and pilot labor issues at both Delta and Comair.

     Economy. The slowing U.S. economy has reduced the demand for air travel among both business travelers and leisure passengers. This decline in demand has negatively impacted our passenger mile yield and traffic for the three and six months ended June 30, 2001. Based on current economic indicators, we believe these revenue pressures will continue at least through the end of calendar 2001.

     Delta Pilot Labor Issues. In December 2000, we canceled a substantial number of flights due to a job action by some Delta pilots which significantly reduced pilot availability for overtime (or additional) flying. To provide more reliable service to our customers, we lowered the need for overtime flying by reducing Delta’s mainline flight schedule from the previously planned levels by 2.7% for the March 2001 quarter and 2.4% for the June 2001 quarter.

     Public concern over a possible strike by Delta pilots caused some customers to make reservations and travel with airlines other than Delta during the three and six months ended June 30, 2001. On June 20, 2001, Delta pilots ratified a new collective bargaining agreement, avoiding a possible strike.

     Comair Pilot Labor Issues. Comair pilots ratified a new collective bargaining agreement on June 22, 2001, ending an 89-day strike. As a result of the strike, Comair suspended its operations between March 26 and July 1. We estimate that the Comair strike reduced our consolidated net income by approximately $195 million for the three months ended June 30, 2001.

     Comair resumed partial service on July 2, 2001 and was operating at about 50% of pre-strike capacity by the end of July. We expect Comair to operate at approximately 80% of pre-strike capacity by September 30, 2001 and at about 90% of pre-strike capacity by December 31, 2001.

     We believe the costs associated with restoring Comair’s operations to pre-strike levels will negatively impact our financial performance during the remaining six months of calendar 2001. These costs include retraining pilots, rebuilding the Comair workforce and offering fare sales to attract customers.

Outlook for September 2001 Quarter

     Delta has taken various actions which are intended to lessen the negative impact of the slowing U.S. economy on our future financial performance. These include adjusting fleet capacity and improving fleet efficiency by the early phase out of 19 aircraft from scheduled service beginning in September 2001 through 2002; instituting a hiring freeze; announcing plans to reallocate aircraft to reduce low yield flying; and reducing advertising, consulting and contractor costs. Notwithstanding these initiatives, we believe that the current economic environment and the costs associated with restoring Comair’s operations to pre-strike levels will likely result in a reported loss for the September 2001 quarter.

Three Months Ended June 30, 2001 and 2000

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $90 million for the June 2001 quarter ($0.76 diluted loss per share), compared to net income of $460 million ($3.51 diluted earnings per share) in the June 2000 quarter.

     Excluding the unusual items described below, our net loss was $123 million in the June 2001 quarter ($1.03 diluted loss per share), compared to net income of $374 million ($2.85 diluted earnings per share) in the June 2000 quarter.

Unusual Items

     Our results of operations for the June 2001 and June 2000 quarters include the following items, which are collectively referred to as “unusual items” in this discussion of the three months ended June 30, 2001 and 2000.

June 2001 Quarter

•	A $112 million non-cash gain ($69 million after tax, or $0.57 diluted earnings per share) for fair market value adjustments related to SFAS 133. This gain relates to our equity warrants and other similar rights in other companies, primarily priceline, and derivative instruments used in our fuel hedging program. Because we adopted SFAS 133 on July 1, 2000, there were no corresponding fair market value adjustments related to SFAS 133 in the June 2000 quarter.

•	A $60 million charge ($36 million after tax, or $0.30 diluted earnings per share) related to our decision to accelerate the retirement of nine B-737 aircraft in 2002. The retirement of these aircraft is intended to more closely align capacity and demand and to improve scheduling and operating efficiency.

June 2000 Quarter

•	A $228 million non-cash gain ($139 million after tax, or $1.06 diluted earnings per share) from the exchange of six million shares of priceline common stock for six million shares of priceline Series A Convertible Redeemable Preferred Stock.

•	An $86 million charge ($53 million after tax, or $0.40 diluted earnings per share) related to our early retirement medical option program. This program allowed eligible Delta employees to retire with continued medical coverage without paying certain early retirement medical premiums.

Operating Revenues

     Our operating revenues totaled $3.8 billion in the June 2001 quarter, a 16% decrease from $4.5 billion in the June 2000 quarter. Passenger revenue decreased 16% to $3.5 billion, reflecting an 8% decrease in revenue passenger miles and an 8% decrease in passenger mile yield. These decreases were primarily the result of the slowing U.S. economy and pilot labor issues at both Delta and Comair.

North American Passenger Revenues — North American passenger revenues fell 19% to $2.9 billion for the June 2001 quarter. Revenue passenger miles decreased 11% on a capacity decrease of 5%, while passenger mile yield decreased 10%. The decline in North American passenger revenues and the passenger mile yield were the result of the slowing U.S. economy and pilot labor issues at both Delta and Comair.

International Passenger Revenues — International passenger revenues increased 3% to $675 million during the June 2001 quarter. Revenue passenger miles remained flat while capacity increased 9%, reflecting our continued international expansion, particularly in Latin American markets. Passenger mile yield rose 3%.

Cargo and Other Revenues — Cargo revenues fell $14 million, or 10%, in the June 2001 quarter primarily due to the slowing U.S. and Asian economies. Cargo ton miles decreased 13%, and the cargo ton mile yield increased 4%. Other revenues decreased $26 million, or 19%, primarily due to lower codeshare revenue, which is commensurate with the slowing economy.

Operating Expenses

     Operating expenses for the June 2001 quarter totaled $3.9 billion, which were flat compared to the June 2000 quarter. Operating capacity decreased 2% to 38 billion available seat miles. Excluding unusual items, cost per available seat mile (CASM) increased 3.6% to 10.02¢, while non-fuel CASM grew 3.8% to 8.81¢. The increase in CASM is primarily related to a reduction in capacity from planned levels due to pilot labor issues at Delta and Comair, as well as an increase in salaries and related costs, during the June 2001 quarter.

     Salaries and related costs totaled $1.6 billion in the June 2001 quarter, a 4% increase from $1.5 billion recorded in the June 2000 quarter. The increase in salaries and related costs was driven primarily by higher pilot costs and an increase in aircraft maintenance technician headcount. These increases were partially offset by lower salaries at Comair due to the pilot strike and the related employee lay-offs.

     Aircraft fuel expense during the June 2001 quarter remained flat compared to the June 2000 quarter. The average fuel price per gallon rose 9% to 67.95¢ and total gallons consumed decreased 8% due to the pilot strike at Comair and benefits from our fleet renewal efforts. Our fuel cost is shown net of fuel hedge gains of $102 million in the June 2001 quarter and $133 million in the June 2000 quarter. Prior to the adoption of SFAS 133 on July 1, 2000, the fuel hedge gains that were netted against fuel expense included the total fuel-related hedge premiums. Upon adoption of SFAS 133, we began including all changes in the time value component related to any fuel hedge premiums in the calculation of the ineffective portion of our hedge performance. These amounts are recorded in fair value adjustments of SFAS 133 derivatives in our Consolidated Statement of Operations. Approximately 60% and 79% of our aircraft fuel requirements were hedged during the June 2001 and 2000 quarters, respectively.

     Depreciation and amortization expense rose 10% due to the acquisition of 79 new aircraft since June 30, 2000. Contracted services expense increased 8%, primarily a result of previously negotiated rate increases for ramp handling, cabin cleaning and security services. Landing fees and other rents and aircraft rental expense remained flat, and aircraft maintenance materials and outside repairs expense decreased 1%. Other selling expenses decreased 5% due primarily to the Comair strike.

     Passenger commissions expense declined 18%, primarily as a result of lower passenger revenues combined with our customers’ increased use of lower cost distribution channels such as the Internet. Internet sales accounted for approximately 13% of passenger revenues in the June 2001 quarter (approximately half of which relates to revenues from delta.com) compared to 9% in the June 2000 quarter. Passenger service expense increased 12% as a result of higher food costs. Other operating expenses decreased 10%, primarily the result of lower fuel-related taxes and lower professional fees.

Operating Income and Operating Margin

     We incurred an operating loss of $114 million for the June 2001 quarter, compared to operating income of $606 million in the June 2000 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (3%) and 14% for the June 2001 and June 2000 quarters, respectively.

Other Income (Expense)

     Other income in the June 2001 quarter was $15 million, compared to other income of $169 million in the June 2000 quarter. Interest expense, net increased $24 million, or 36%, primarily due to higher levels of debt outstanding. As discussed previously, the June 2001 quarter includes a $112 million non-cash gain for fair market value adjustments related to SFAS 133 and a $7 million gain on the sale of priceline common stock (see Notes 4 and 3, respectively, of the Notes to Consolidated Financial Statements in this Form 10-Q). The June 2000 quarter includes a $228 million non-cash gain from the exchange of priceline common stock for preferred stock.

Six Months Ended June 30, 2001 and 2000

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $223 million for the six months ended June 30, 2001 ($1.87 diluted loss per share), compared to net income of $677 million ($5.11 diluted earnings per share) for the six months ended June 30, 2000.

     Excluding the unusual items described below, our net loss was $246 million for the six months ended June 30, 2001 ($2.05 diluted loss per share), compared to net income of $546 million ($4.11 diluted earnings per share) for the six months ended June 30, 2000.

Unusual Items

     Our results of operations for the six months ended June 30, 2001 and 2000 include the following items, which are collectively referred to as “unusual items” in this discussion of the six months ended June 30, 2001 and 2000.

Six Months Ended June 30, 2001

•	A $95 million non-cash gain ($58 million after tax, or $0.47 diluted earnings per share) for fair market value adjustments related to SFAS 133. This gain relates to our equity warrants and other similar rights in other companies, primarily priceline, and derivative instruments used in our fuel hedging program. Because we adopted SFAS 133 on July 1, 2000, there were no corresponding fair market value adjustments related to SFAS 133 for the six months ended June 30, 2000.

•	A $60 million charge ($36 million after tax, or $0.30 diluted earnings per share) related to our decision to accelerate the retirement of nine B-737 aircraft in 2002. The retirement of these aircraft is intended to more closely align capacity and demand and to improve scheduling and operating efficiency.

Six Months Ended June 30, 2000

•	A $73 million gain ($45 million after tax, or $0.34 diluted earnings per share) from our sale of 1.2 million shares of priceline common stock.

•	A $228 million non-cash gain ($139 million after tax, or $1.06 diluted earnings per share) from the exchange of six million shares of priceline common stock for six million shares of Series A Convertible Redeemable Preferred Stock.

•	An $86 million charge ($53 million after tax, or $0.40 diluted earnings per share) related to our early retirement medical option program. This program allowed eligible Delta employees to retire with continued medical coverage without paying certain early retirement medical premiums.

Operating Revenues

     Our operating revenues totaled $7.6 billion for the six months ended June 30, 2001, a 9% decrease from $8.4 billion during the six months ended June 30, 2000. Passenger revenue decreased 9% to $7.1 billion, reflecting a 5% decrease in revenue passenger miles and a 5% decrease in passenger mile yield. These decreases were primarily the result of the slowing U.S. economy and pilot labor issues at both Delta and Comair.

North American Passenger Revenues — North American passenger revenues fell 12% to $5.9 billion for the six months ended June 30, 2001. Revenue passenger miles decreased 8% on a capacity decrease of 4%, while passenger mile yield decreased 5%. The decline in North American passenger revenues and passenger mile yield were the result of the slowing U.S. economy and pilot labor issues at both Delta and Comair.

International Passenger Revenues — International passenger revenues increased 10% to $1.2 billion during the six months ended June 30, 2001. Revenue passenger miles increased 4% on a capacity increase of 12%, reflecting our continuing international expansion, particularly in Latin American markets. Passenger mile yield rose 5%.

Cargo and Other Revenues — Cargo revenues fell $15 million, or 5%, for the six months ended June 30, 2001 primarily due to the slowing U.S. and Asian economies. Cargo ton miles decreased 7%, and the cargo ton mile yield increased 2%. Other revenues decreased $26 million, or 11%, primarily due to lower codeshare revenues in the June 2001 quarter, which is commensurate with the slowing economy.

Operating Expenses

     Operating expenses for the six months ended June 30, 2001 totaled $7.8 billion, rising 6% from the six months ended June 30, 2000. Operating capacity remained flat at 76 billion available seat miles. Excluding unusual items, CASM increased 6.4% to 10.25¢, while non-fuel CASM grew 6.0% to 8.96¢. The increase in CASM is primarily related to a reduction in capacity from planned levels due to pilot labor issues at Delta and Comair, as well as an increase in salaries and related costs, during the six months ended June 30, 2001.

     Salaries and related costs totaled $3.2 billion for the six months ended June 30, 2001, an 8% increase from $2.9 billion recorded for the six months ended June 30, 2000. The increase in salaries and related costs primarily relates to increased pilot costs, a salary increase of 3% for most domestic non-union employees on April 1, 2000, and a 3% increase in average headcount.

     Aircraft fuel expense increased 9% during the six months ended June 30, 2001. The average fuel price per gallon rose 14% to 70.91¢ and total gallons consumed decreased 5% due to the pilot strike at Comair and benefits from our fleet renewal efforts. Our fuel cost is shown net of fuel hedge gains of $208 million for the six months ended June 30, 2001 and $279 million for the six months ended June 30, 2000. Prior to the adoption of SFAS 133 on July 1, 2000, the fuel hedge gains that were netted against fuel expense included the total fuel-related hedge premiums. Upon adoption of SFAS 133, we began including all changes in the time value component related to any fuel hedge premiums in the calculation of the ineffective portion of our hedge performance. These amounts are recorded in fair value adjustments of SFAS 133 derivatives in our Consolidated Statement of Operations. Approximately 59% and 81% of our aircraft fuel requirements were hedged during the six months ended June 30, 2001 and 2000, respectively.

     Depreciation and amortization expense rose 9% due to the acquisition of 79 new aircraft since June 30, 2000. Contracted services expense increased 10%, primarily as a result of previously negotiated rate increases for ramp handling, cabin cleaning and security services as well as higher maintenance and technology costs. Landing fees and other rents rose 4%, aircraft rent expense increased 1%, and aircraft maintenance materials and outside repairs expense grew 4%. Other selling expenses increased 3% due to higher advertising costs related to new service promotions and our sponsorship of the 2002 Winter Olympics, partially offset by the Comair strike.

     Passenger commissions expense declined 17%, primarily as a result of lower passenger revenues combined with our customers’ increased use of lower cost distribution channels such as the Internet. Internet sales accounted for approximately 12% of passenger revenues for the six months ended June 30, 2001 compared to 8% for the six months ended June 30, 2000. Passenger service expense increased 13% as a result of higher food costs. Other operating expenses increased 2% primarily as a result of higher interrupted trip expense as well as the rollout of our new uniforms, partially offset by lower fuel-related taxes.

Operating Income and Operating Margin

     We incurred an operating loss of $229 million for the six months ended June 30, 2001, compared to operating income of $949 million for the six months ended June 30, 2000. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (3%) and 11% for the six months ended June 30, 2001 and 2000, respectively.

Other Income (Expense)

     Other expense for the six months ended June 30, 2001 was $92 million, compared to other income of $190 million for the six months ended June 30, 2000. Interest expense, net increased $41 million, or 30%, primarily due to higher levels of debt outstanding. As discussed previously, the six months ended June 30, 2001 includes a $95 million non-cash gain for fair market value adjustments related to SFAS 133 and a $7 million gain on the sale of priceline common stock (see Notes 4 and 3, respectively, of the Notes to Consolidated Financial Statements in this Form 10-Q). The six months ended June 30, 2000 includes a $73 million gain from our sale of priceline common stock and a $228 million non-cash gain from the exchange of priceline common stock for preferred stock.

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments totaled $1.5 billion at June 30, 2001, compared to $1.6 billion at December 31, 2000. Our principal sources and uses of cash during the six months ended June 30, 2001 are summarized below:

Sources:

•	Borrowed $800 million under our 1997 Bank Credit Agreement.

•	Generated $551 million of cash from operations.

•	Generated $239 million from the sale of short-term investments.

•	Issued $151 million in long-term debt for the purchase of aircraft at ASA and Comair.

•	Generated $53 million from the sale of priceline common stock.

•	Generated $26 million from the sale of flight equipment.

Uses:

•	Invested $1.2 billion in flight equipment.

•	Invested $303 million in ground property and equipment.

•	Used $93 million for payments on long-term debt and capital lease obligations.

•	Paid $20 million in cash dividends on preferred and common stock.

     Delta may prepay its long-term debt and repurchase its common stock from time to time. For information regarding our common stock repurchase authorization, see Note 14 of the Notes to the Consolidated Financial Statements (page 32) in our Annual Report.

     As of June 30, 2001, we had a negative working capital position of $3.2 billion, compared to negative working capital of $2.0 billion at December 31, 2000. The change in our working capital position during the six months ended June 30, 2001 was primarily the result of our $1.5 billion investment in capital assets and lower revenues due to the slowing U.S. economy and pilot labor issues. As discussed below, we borrowed $800 million under our 1997 Bank Credit Agreement, and that borrowing is included in current liabilities in our Consolidated Balance Sheets. A negative working capital position is normal for us, primarily due to our air traffic liability, and does not indicate a lack of liquidity. We expect to meet our obligations as they become due through available cash, short-term investments and internally generated funds, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions.

     Long-term debt and capital lease obligations (including current maturities) totaled $6.8 billion at June 30, 2001, compared to $6.0 billion at December 31, 2000. Shareowners’ equity was $5.0 billion at June 30, 2001 and $5.3 billion at December 31, 2000. Our net debt-to-capital position was 74% at June 30, 2001 and 71% at December 31, 2000.

2001 Bank Credit Agreement

     On April 6, 2001, we entered into a credit agreement with a group of banks under which we may borrow up to $1 billion on an unsecured and revolving basis until April 4, 2003, subject to our compliance with certain conditions (2001 Bank Credit Agreement). We may borrow under this facility only to finance our liquidity and working capital needs in the event of an actual business interruption or if, in our reasonable judgment, there is the prospect of a business interruption, or to fund contingency plans in connection with such business interruption. The interest rate for borrowings under this facility is, at our option, (1) the base rate; or (2) LIBOR plus a margin that varies between 0.625% and 1.7% depending on our long-term senior unsecured debt ratings. As of June 30, 2001, there were no borrowings outstanding under the 2001 Bank Credit Agreement.

1997 Bank Credit Agreement

     On April 30, 2001, we borrowed $800 million under our 1997 Bank Credit Agreement. Subject to our compliance with certain conditions, we may borrow up to a total of $1.25 billion under this facility on an unsecured and revolving basis until May 1, 2002. Borrowings under this facility are available for general corporate purposes, may be prepaid by us at any time without penalty and currently bear interest at LIBOR plus a margin of 0.375% (with the existing interest rate being 4.115%).

     The 1997 Bank Credit Agreement contains certain negative covenants, including a negative covenant that provides that our consolidated Current Debt (as defined below) outstanding at any time may not exceed 100% of our consolidated accounts receivable outstanding as of the last day of the second calendar month next preceding the month in which the calculation of Current Debt is made (Current Debt Covenant). For purposes of this covenant, Current Debt means any obligation for borrowed money payable on demand or within a period of one year from its date of creation.

     Our $800 million borrowing under the 1997 Bank Credit Agreement on April 30, 2001 enabled us to access this additional liquidity under the Current Debt Covenant. This borrowing is not treated as Current Debt for purposes of the Current Debt Covenant because it is not payable within one year from its date of creation. However, had this borrowing occurred after May 1, 2001, it would have constituted Current Debt under the Current Debt Covenant.

     Our ability to incur additional indebtedness under the 1997 Bank Credit Agreement prior to its termination on May 1, 2002 will depend on the application of the Current Debt Covenant to us in the future. At June 30, 2001, our consolidated Current Debt (as defined above) and consolidated accounts receivable were $0 and $621 million, respectively.

     At June 30, 2001, $800 million of borrowings were outstanding under the 1997 Bank Credit Agreement. This amount is included in current liabilities in our Consolidated Balance Sheets. For additional information about this facility and our long-term debt, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report.

Other Matters

     At its meeting on July 26, 2001, our Board of Directors declared a cash dividend of 2.5 cents per common share, payable September 1, 2001, to shareowners of record on August 8, 2001.

     We have entered into a development agreement with the Massachusetts Port Authority (Massport) and are negotiating the lease and financing arrangements for our redevelopment and expansion of Terminal A at Boston’s Logan International Airport. We intend to fund the costs of design and construction of the terminal facility with the proceeds of approximately $500 million in bonds to be issued by Massport. We will guarantee the debt service on the bonds, which will be paid by Delta under a long-term lease between Delta and Massport. We expect the agreements with Massport to be finalized, and the sale of the bonds to be completed, on or about August 16, 2001. Because we will guarantee the debt service on the bonds, we are required to include the cash proceeds, as well as the related debt, in our Consolidated Balance Sheets. For additional information about this project, see Note 11 in the Notes to the Consolidated Financial Statements in this Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 was effective June 30, 2001. SFAS 142 is effective for fiscal years beginning after June 15, 2001. Delta will adopt SFAS 142 on January 1, 2002. Goodwill is presented as cost in excess of net assets acquired in our Consolidated Balance Sheets.

     SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also requires that intangible assets be recognized apart from goodwill if the intangible asset arises from contractual or legal rights or if it is transferable or otherwise separable from the acquired business. We believe that adoption of SFAS 141 will not have a material impact on our consolidated financial statements.

     SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets. Generally Accepted Accounting Principles (GAAP) currently requires that goodwill be amortized over its estimated useful life, not to exceed 40 years. SFAS 142 requires that goodwill no longer be amortized. Instead, we will be required to apply a fair market value based impairment test to our goodwill at least annually. The initial review of our goodwill, the “benchmark,” must be completed no later than June 30, 2002. SFAS 142 also redefines intangible assets and addresses their related amortization. We are currently evaluating the impact of SFAS 142 on our Consolidated Financial Statements.

PERSONNEL MATTERS

Delta Pilot Contract

     On April 22, 2001, Delta and the Air Line Pilots Association, International (ALPA), the collective bargaining representative of Delta’s approximately 10,000 pilots, reached a tentative agreement on a new collective bargaining agreement to replace the existing pilot contract that became amendable on May 1, 2000. Delta pilots ratified the new agreement on June 20, 2001.

     The new pilot contract will become amendable on May 1, 2005. Delta estimates that, for the period May 2, 2000 through May 1, 2005, the new agreement will increase its pilot costs by approximately $2.4 billion compared to the previous pilot contract. The new agreement provides for retroactive salary increases to May 2, 2000; Delta has accrued an amount equal to its retroactive obligation. Delta did not record any one-time charges in connection with the new contract.

Comair Pilot Contract

     On June 14, 2001, Comair and ALPA, the union that represents Comair’s approximately 1,300 pilots, reached a tentative agreement on a new collective bargaining agreement to replace the existing pilot contract that became amendable in June 1998. Comair pilots ratified the agreement on June 22, 2001, ending an 89-day strike. The new contract will become amendable in May 2006. Comair resumed partial service on July 2 and was operating at about 50% of its pre-strike capacity by the end of July. We expect Comair to operate at approximately 90% of pre-strike capacity by December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Delta holds equity interests, including warrants and other similar rights, in certain companies, primarily priceline. Changes in the fair market value of our equity holdings could have a material impact on our earnings. For a discussion of changes in our equity interests in priceline during the June 2001 quarter, see Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q.

     At June 30, 2001, the fair market value of our priceline Series B Preferred Stock was $55 million, the fair market value of our priceline 2001 Warrant was $113 million and the fair market value of our priceline Amended 1999 Warrant was $27 million (see Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion). The fair market value of the warrants are primarily related to the price of the underlying common stock (see “Equity Securities Risk” on page 11 in our Annual Report for our equity risk exposure at December

31, 2000). A 10% decline in the price of priceline common stock would have had a $16.8 million impact on the fair market value of the warrants, which would be reflected in our non-operating earnings.

     Delta is subject to price risk associated with its jet fuel purchases. We manage this risk with our fuel hedging program. At June 30, 2001, Delta held fuel hedge contracts covering 46% of our projected aircraft fuel requirements for the six months ended December 31, 2001 with an average hedge price of 55.33 cents per gallon. We do not enter into fuel hedge contracts for speculative purposes. For additional information regarding our fuel hedging program, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

     Delta is also subject to foreign currency exchange risk because we have revenues and expenses denominated in foreign currencies — primarily the Euro, the British Pound and the Japanese Yen. To manage exchange rate risk, we net foreign currency revenues and expenses to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts with maturities of up to 12 months. The estimated fair market value of our foreign currency hedging contracts was not material at June 30, 2001. We do not enter into foreign currency hedging contracts for speculative purposes.

     For additional information regarding Delta’s other exposures to market risks, see “Market Risks Associated With Financial Instruments” (pages 10-12), as well as Notes 2, 3 and 4 (pages 20-23) of the Notes to the Consolidated Financial Statements, in our Annual Report.

[LETTERHEAD OF ARTHUR ANDERSEN LLP]
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Delta Air Lines, Inc.:

     We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of June 30, 2001 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

-s- Arthur Andersen LLP

Atlanta, Georgia
August 9, 2001

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Under the Delta Air Lines, Inc. Directors’ Deferred Compensation Plan (Plan), members of our Board of Directors may defer, for a specified period, all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is the Delta Common Stock Fund, a fund invested primarily in Delta’s common stock. During the quarter ended June 30, 2001, participants in the Plan deferred $33,612 in the Delta Common Stock Fund investment return choice, which is equivalent to 762 shares of Delta common stock at prevailing market prices. These transactions were not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of that Act.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareowners held on April 26, 2001, the owners of Delta Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1.	Elected the persons named below to our Board of Directors by the following vote:

	FOR	WITHHELD
Edwin L. Artzt	116,361,378	4,342,075

James L. Broadhead	114,881,592	5,821,861

Edward H. Budd	116,450,532	4,252,921

R. Eugene Cartledge	116,432,893	4,270,560

Mary Johnston Evans	116,356,148	4,347,305

George M.C. Fisher	116,450,004	4,253,449

David R. Goode	116,454,300	4,249,153

Gerald Grinstein	115,933,718	4,769,735

Leo F. Mullin	116,042,384	4,661,069

John F. Smith, Jr.	115,034,037	5,669,416

Andrew J. Young	116,120,394	4,583,059

There were no broker non-votes on this matter.

2.	Ratified the appointment of Arthur Anderson LLP as our independent auditors for the calendar year ending December 31, 2001 by a vote of 118,053,225 FOR; 1,938,860 AGAINST; and 711,368 ABSTENTIONS. There were no broker non-votes on this matter.

3.	Defeated a shareowner proposal relating to cumulative voting for directors by a vote of 22,124,102 FOR; 75,836,104 AGAINST; and 13,988,966 ABSTENTIONS. There were 8,754,281 broker non-votes on this matter.

4.	Defeated a shareowner proposal linking executive compensation to employee satisfaction by a vote of 20,643,454 FOR; 89,601,075 AGAINST; and 1,705,241 ABSTENTIONS. There were 8,753,683 broker non-votes on this matter.

5.	Defeated a shareowner proposal relating to executive severance agreements by a vote of 41,066,105 FOR; 68,861,085 AGAINST; and 2,022,580 ABSTENTIONS. There were 8,753,683 broker non-votes on this matter.

6.	Defeated a shareowner proposal relating to executive stock option grants by a vote of 36,864,702 FOR; 73,059,851 AGAINST; and 2,025,218 ABSTENTIONS. There were 8,753,682 broker non-votes on this matter.

Item 5. Other Information

SkyTeam

     Delta, Aeromexico, Air France, CSA Czech Airlines and Korean Airlines are members of SkyTeam, a global airline alliance that links the route networks of the member airlines and offers enhanced customer service through code sharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations. On July 27, 2001, Alitalia agreed to join the SkyTeam global alliance.

Legal Proceedings

     During the June 2001 quarter, Delta and the Delta Pilots Retirement Plan (Retirement Plan) were named as defendants in five purported class action lawsuits filed in federal district courts in California, Massachusetts, Ohio, New Mexico and New York. The Retirement Plan is sponsored and funded by Delta. These cases, which are substantially similar to the two pilot retirement benefits lawsuits discussed on page 14 of Delta’s Form 10-K for the transition period from July 1, 2000 to December 31, 2000, (1) seek to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) allege that the calculation of the retirement benefits of the class violated the Retirement Plan and the Internal Revenue Code; and (3) seek unspecified damages. Delta intends to defend these matters vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     12:   Computation of ratio of earnings to fixed charges.

     15:   Letter from Arthur Andersen LLP regarding unaudited interim financial information.

(b) Reports on Form 8-K

     On June 15, 2001, Delta filed a Current Report on Form 8-K to file, under Item 9 – Regulation FD, a letter from Delta to certain investors and analysts concerning Delta’s expected financial performance for the June 2001 quarter, the then tentative pilot agreement at Comair, Inc. and the status of the ratification vote by Delta pilots on the new collective bargaining agreement.

     On July 31, 2001, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events, certain financial and labor-related information.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.

(Registrant)

By: /s/ M. Michele Burns

M. Michele Burns Executive Vice President and Chief Financial Officer

August 13, 2001