Form 10-Q
period 2001-09-30
DELTA AIR LINES INC /DE/
filed 2001-11-14
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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
Yes [X]   No [  ]

Number of shares outstanding by each class of common stock,
as of October 31, 2001:

Common Stock, $1.50 par value — 123,244,087 shares outstanding

FORWARD-LOOKING STATEMENTS

     Statements in this Report on Form 10-Q (or otherwise made by Delta or on Delta’s behalf) which are not historical facts, including statements about Delta’s estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or Delta’s present expectations. Factors that could cause these differences include, but are not limited to:

1.	the many effects on Delta and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

•	the adverse impact of the terrorist attacks on the demand for air travel;
•	the change in Delta’s operations and higher costs resulting from new airline security directives;
•	the availability and cost of war risk and other insurance for Delta and for other critical participants in the air travel industry, such as the companies providing security services at airports;
•	the extent to which Delta receives additional financial assistance under the Air Transportation Safety and System Stabilization Act;
•	the credit downgrade of Delta and other airlines by Moody’s Investors Service and Standard & Poor’s, and the possibility of additional downgrades, to the extent it makes it more difficult and/or more costly for us to obtain financing;
•	potential declines in the values of the aircraft in Delta’s fleet or facilities and related asset impairment charges;
•	additional terrorist activity and/or war;

2.	general economic conditions, both in the United States and in our markets outside the United States, including the extent of the weakening in the U.S. economy and the related decline in business and leisure travel;

3.	competitive factors in our industry, such as mergers and acquisitions, the airline pricing environment, international alliances, codesharing programs, and capacity decisions by competitors;

4.	outcomes of negotiations on collective bargaining agreements and other labor issues, including a pending union representation election among Delta’s flight attendants and union organizing efforts among other employee groups;

5.	changes in the availability or cost of aircraft fuel and fuel hedges;

6.	disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

7.	fluctuations in foreign currency exchange rates;

8.	actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies;

9.	the willingness of customers to travel generally, and with Delta specifically, which could be affected by factors such as Delta’s and the industry’s safety record; and

10.	the outcome of Delta’s litigation.

     Caution should be taken not to place undue reliance on Delta’s forward-looking statements, which represent Delta’s views only as of November 14, 2001, and which Delta has no current intention to update.

CHANGE IN YEAR END

     Effective December 31, 2000, Delta changed its year end from June 30 to December 31. This Form 10-Q includes Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000, unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000, and unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
ASSETS	2001	2000

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$2,786	$1,364

Short-term investments	5	243

Accounts receivable, net of allowance for uncollectible accounts of $29 at September 30, 2001 and $31 at December 31, 2000	428	406

Deferred income taxes	345	345

Fuel hedge contracts, at fair market value	160	319

Prepaid expenses and other	566	528

Total current assets	4,290	3,205

PROPERTY AND EQUIPMENT:

Flight equipment	18,532	17,081

Less: Accumulated depreciation	5,068	4,849

Flight equipment, net	13,464	12,232

Flight equipment under capital leases	484	484

Less: Accumulated amortization	356	324

Flight equipment under capital leases, net	128	160

Ground property and equipment	4,393	4,371

Less: Accumulated depreciation	2,291	2,313

Ground property and equipment, net	2,102	2,058

Advance payments for equipment	321	390

Total property and equipment, net	16,015	14,840

OTHER ASSETS:

Investments in debt and equity securities	194	339

Investments in associated companies	173	222

Cost in excess of net assets acquired, net	2,106	2,149

Operating rights and other intangibles, net	96	102

Restricted investments for Boston airport terminal project	485	—

Other noncurrent assets	1,018	1,074

Total other assets	4,072	3,886

Total assets	$24,377	$21,931

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
LIABILITIES AND SHAREOWNERS' EQUITY	2001	2000

	(Unaudited)
CURRENT LIABILITIES:

Current maturities of long-term debt	$256	$62

Short-term obligations	1,250	—

Current obligations under capital leases	42	40

Accounts payable and miscellaneous accrued liabilities	2,724	2,248

Air traffic liability	1,547	1,442

Accrued salaries and related benefits	1,172	1,170

Accrued rent	238	283

Total current liabilities	7,229	5,245

NONCURRENT LIABILITIES:

Long-term debt	6,949	5,797

Long-term debt issued by Massachusetts Port Authority	498	—

Capital leases	74	99

Postretirement benefits	2,045	2,026

Accrued rent	802	721

Deferred income taxes	746	1,220

Other	294	388

Total noncurrent liabilities	11,408	10,251

DEFERRED CREDITS:

Deferred gains on sale and leaseback transactions	531	568

Manufacturers’ and other credits	318	290

Total deferred credits	849	858

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 8)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:

Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; issued and outstanding 6,312,292 shares at September 30, 2001 and 6,405,563 at December 31, 2000	454	460

Unearned compensation under employee stock ownership plan	(198)	(226)

Total Employee Stock Ownership Plan Preferred Stock	256	234

SHAREOWNERS’ EQUITY:

Common stock, $1.50 par value; 450,000,000 shares authorized; 180,831,239 shares issued at September 30, 2001 and 180,764,057 shares issued at December 31, 2000	271	271

Additional paid-in capital	3,260	3,264

Retained earnings	3,676	4,176

Accumulated other comprehensive income	149	360

Treasury stock at cost, 57,582,166 shares at September 30, 2001 and 57,750,685 shares at December 31, 2000	(2,721)	(2,728)

Total shareowners’ equity	4,635	5,343

Total liabilities and shareowners’ equity	$24,377	$21,931

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

OPERATING REVENUES:

Passenger	$3,190	$4,050	$10,325	$11,906

Cargo	116	141	387	427

Other, net	92	154	304	392

	3,398	4,345	11,016	12,725

OPERATING EXPENSES:

Salaries and related costs	1,540	1,514	4,721	4,456

Aircraft fuel	472	533	1,449	1,428

Depreciation and amortization	318	281	973	880

Contracted services	249	239	761	703

Landing fees and other rents	203	199	601	582

Aircraft maintenance materials and outside repairs	216	184	596	550

Aircraft rent	183	183	557	554

Other selling expenses	153	190	497	523

Passenger commissions	137	164	422	509

Passenger service	125	134	368	350

Other special charges	68	22	128	108

Stabilization Act compensation	(171)	—	(171)	—

Other	156	192	594	623

Total operating expenses	3,649	3,835	11,496	11,266

OPERATING INCOME (LOSS)	(251)	510	(480)	1,459

OTHER INCOME (EXPENSE):

Interest expense, net	(105)	(58)	(282)	(194)

Gains from sales of investments	12	—	19	301

Fair value adjustments of SFAS 133 derivatives	(51)	(66)	44	(66)

Miscellaneous income (expense), net	(13)	6	(30)	31

	(157)	(118)	(249)	72

INCOME (LOSS) BEFORE INCOME TAXES	(408)	392	(729)	1,531

INCOME TAX BENEFIT (PROVISION), NET	149	(159)	247	(621)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(259)	233	(482)	910

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(100)	—	(100)

NET INCOME (LOSS)	(259)	133	(482)	810

PREFERRED STOCK DIVIDENDS	(3)	(4)	(10)	(10)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREOWNERS	$(262)	$129	$(492)	$800

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2.13)	$1.86	$(4.00)	$7.25

BASIC EARNINGS (LOSS) PER SHARE	$(2.13)	$1.05	$(4.00)	$6.45

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2.13)	$1.77	$(4.00)	$6.90

DILUTED EARNINGS (LOSS) PER SHARE	$(2.13)	$1.01	$(4.00)	$6.14

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION:

Basic	123,144,899	122,925,632	123,076,651	124,118,112

Diluted	123,144,899	130,531,655	123,076,651	131,453,519

DIVIDENDS PER COMMON SHARE	$0.025	$0.025	$0.075	$0.075

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Nine Months Ended
	September 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(482)	$810

Adjustments to reconcile net income (loss) to cash provided by operating activities, net	638	1,173

Changes in certain assets and liabilities, net	378	769

Net cash provided by operating activities	534	2,752

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions:

Flight equipment, including advance payments	(1,749)	(2,307)

Ground property and equipment	(411)	(443)

Increase in restricted investments related to Boston airport terminal project	(485)	—

Decrease in short-term investments, net	239	215

Proceeds from sale of investments	148	73

Acquisition, net of cash acquired	—	(233)

Proceeds from sale of flight equipment	64	266

Other, net	89	1

Net cash used in investing activities	(2,105)	(2,428)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	2	29

Repurchase of common stock	—	(502)

Payments on long-term debt and capital lease obligations	(148)	(226)

Prepayment of long-term lease obligation	—	(215)

Issuance of long-term obligations	1,431	367

Issuance of long-term debt by Massachusetts Port Authority	498	—

Issuance of short-term obligations	1,250	—

Cash dividends on common and preferred stock	(23)	(23)

Proceeds (payments) on notes payable, net	(2)	11

Other, net	(15)	(1)

Net cash provided by (used in) financing activities	2,993	(560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,422	(236)

Cash and cash equivalents at beginning of period	1,364	1,623

Cash and cash equivalents at end of period	$2,786	$1,387

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) during the period for:

Interest (net of amounts capitalized)	$311	$286

Income taxes	$(94)	$94

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30				September 30

Statistical Summary:	2001		2000		2001		2000

Revenue Passenger Miles (millions)	26,881		30,643		79,994		86,468

Available Seat Miles (millions) (1)	37,730		40,156		113,695		116,450

Passenger Mile Yield	11.87	¢	13.22	¢	12.91	¢	13.77	¢

Operating Revenue Per Available Seat Mile	9.00	¢	10.82	¢	9.69	¢	10.93	¢

Operating Cost Per Available Seat Mile	9.67	¢	9.55	¢	10.11	¢	9.67	¢

Operating Cost Per Available Seat Mile — Excluding (2)	9.94	¢	9.51	¢	10.15	¢	9.59	¢

Passenger Load Factor	71.25%		76.31%		70.36%		74.25%

Breakeven Passenger Load Factor	76.86%		66.70%		73.63%		65.15%

Breakeven Passenger Load Factor — Excluding (2)	79.16%		66.42%		73.92%		64.52%

Passengers Enplaned (thousands)	26,441		31,144		81,503		91,438

Revenue Ton Miles (millions)	3,065		3,516		9,218		9,915

Cargo Ton Miles (millions)	377		454		1,221		1,359

Cargo Ton Mile Yield	30.85	¢	31.09	¢	31.72	¢	31.44	¢

Fuel Gallons Consumed (millions)	678		757		2,056		2,201

Average Price Per Fuel Gallon, net of hedging gains	69.63	¢	70.41	¢	70.49	¢	64.90	¢

Number of Aircraft in Fleet at End of Period	828		821		828		821

Average Full-Time Equivalent Employees	83,500		82,800		83,300		81,700

(1)	As a result of a pilot strike, Comair suspended its operations between March 26, 2001 and July 1, 2001. Accordingly, Comair had no Available Seat Miles (ASMs) during this period. Also, immediately following the September 11, 2001 terrorist attacks, the FAA closed U.S. airspace. Flights were permitted to resume on September 13, 2001. As a result, Delta, Comair and ASA had no ASMs during this period.
(2)	Calculation excludes unusual items as discussed for the applicable periods in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

DELTA AIR LINES, INC.
Notes to Consolidated Financial Statements
September 30, 2001
(Unaudited)

1.     ACCOUNTING AND REPORTING POLICIES

Delta’s accounting and reporting policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements (pages 19-20) in our Calendar Year 2000 Annual Report to Shareowners (Annual Report) and in Note 6 of this Form 10-Q. These interim financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel and other factors, including the September 11 terrorist attacks described in Note 2 below, operating results for the interim period are not necessarily indicative of operating results for the entire year.

Recently Issued Accounting Standards

On July 1, 2001, Delta adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and specifies certain recognition criteria for intangible assets. The adoption of this statement had no impact on our Consolidated Financial Statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Delta will adopt SFAS 142 on January 1, 2002. This statement addresses financial accounting and reporting for goodwill and other intangible assets. Generally Accepted Accounting Principles (GAAP) currently require that goodwill be amortized over its estimated useful life, not to exceed 40 years. SFAS 142 requires that goodwill no longer be amortized. Additionally, we will be required to apply a fair market value based impairment test to our goodwill at least annually. Goodwill is presented as cost in excess of net assets acquired in our Consolidated Balance Sheets. SFAS 142 also redefines intangible assets and addresses their related amortization. We currently estimate that the adoption of SFAS 142 will have a positive impact of approximately $58 million on our 2002 Consolidated Statements of Operations related to the discontinuance of amortization of existing goodwill. We are currently evaluating whether there will be additional impacts from the adoption of SFAS 142 on our Consolidated Financial Statements such as an impairment of existing goodwill amounts.

The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” in June 2001. SFAS 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, Delta will adopt this statement on January 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Delta will adopt this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We are currently evaluating the impact of SFAS 144 on our Consolidated Financial Statements.

2.     SEPTEMBER 11, 2001 EVENTS

On September 11, 2001, four commercial aircraft were hijacked by terrorists and crashed into The World Trade Center in New York City, the Pentagon in northern Virginia and into a field in Pennsylvania. These attacks resulted in an overwhelming loss of human lives and extensive property damage. In response to the terrorist attacks, the Federal Aviation Administration (FAA) closed U.S. airspace, prohibiting all flights to, from and within the United States. Airports reopened on September 13, 2001, except for Ronald Reagan National Airport in Washington, D.C., which partially reopened on October 4, 2001.

When flights were permitted to resume, our passenger traffic and yields were significantly lower than before the attacks. Additionally, new security directives required by the FAA have increased our costs and reduced our ability to continue our pre-September 11, 2001 schedule. As a result, we reduced our network capacity by 16% from previously planned levels, effective November 1, 2001.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act) which is intended to preserve the viability of the U.S. air transportation system. Among other things, the Stabilization Act:
•	provides for payments from the U.S. Government totaling $5 billion to compensate U.S. air carriers for losses incurred from September 11, 2001 through December 31, 2001 as a result of the September 11 terrorist attacks;
•	authorizes, subject to certain conditions, the issuance of federal loan guarantees totaling up to $10 billion to U.S. air carriers for which credit is not reasonably available;
•	instructs the Secretary of Transportation to ensure that communities that had scheduled air service before September 11, 2001 continue to receive adequate air transportation service;

•	permits the Secretary of Transportation (1) to provide insurance to U.S. air carriers and to reimburse U.S. air carriers for certain increases in the cost of insurance relating to the operation of an aircraft; and (2) to limit to $100 million the total liability of a U.S. air carrier to third parties for terrorist acts committed during the 180 days following the enactment of the Stabilization Act;
•	extends the due date for the payment by U.S. air carriers of certain excise taxes; and
•	limits the liability of U.S. air carriers for, and establishes a federal compensation program for, individuals physically injured or killed as a result of the September 11 terrorist attacks.

Under the Stabilization Act, each U.S. air carrier is entitled to receive the lesser of (1) its losses for the period of September 11, 2001 through December 31, 2001 that result from the September 11 terrorist attacks; or (2) its available seat mile share of the $5 billion in total compensation available to all U.S. air carriers. Based on our available seat mile share, we expect to receive a total of approximately $690 million under the Stabilization Act. We received $346 million of this amount during the September 2001 quarter and anticipate receiving up to 85% of the total compensation by December 31, 2001. We believe our total losses during the period from September 11, 2001 to December 31, 2001 resulting from the terrorist attacks will be substantially greater than $690 million.

For accounting purposes, we recognized $171 million of our Stabilization Act compensation in the September 2001 quarter. This amount represents expected total Stabilization Act compensation of $690 million, multiplied by the ratio of Delta’s estimated revenue losses from the terrorist attacks for the period of September 11 through September 30, 2001, versus the period from September 11 to December 31, 2001. We expect to recognize the remainder of our Stabilization Act compensation in the December 2001 quarter.

Our insurance providers issued notice to cancel our war and terrorism risk coverage on September 17, but offered, effective September 25, 2001, reinstatement under new terms and prices. Liability coverage limits for parties other than passengers and employees (which remains unchanged), such as persons and property on the ground, have been significantly reduced. In addition, our overall war risk insurance premiums will increase by approximately $17 million for the December 2001 quarter. However, provisions under the Stabilization Act provide for excess war risk coverage above $50 million, provided by the FAA, for liabilities in excess of limits instituted by commercial insurance providers. This coverage is in force until January 11th and is renewable at the FAA’s option in 30 day increments up to 180 days from the enactment of the Stabilization Act. The Stabilization Act also provides for reimbursement of certain premium increases, at the option of the Secretary of Transportation. The FAA has agreed to reimburse airlines for increased costs of war risk insurance for a period of 30 days. Additional future reimbursement is dependent upon the release of funds to the FAA by the Office of Management and Budget. Any reimbursement of insurance premiums is expected to be at least 30 days in arrears from the time filed.

As discussed above, the negative impact of the terrorist attacks on our business resulted in our decision to reduce our network capacity by 16%, effective November 1, 2001. We are currently evaluating the effects of this decision as it relates to changes in our fleet plan and the degree to which any aircraft values have been permanently impaired.

Our decision to reduce capacity led to the related action of announcing our intention to reduce staffing by up to 13,000 employee positions. We expect to achieve these employee reductions through a combination of voluntary, involuntary and early retirement programs. During the September 2001 quarter, we recorded a $68 million charge which represents the estimated severance costs we expect to incur. Because the due date for our employees’ acceptance of voluntary programs had not passed as of September 30, 2001, we estimated the severance costs, for accounting purposes, by assuming that the targeted number of staffing reductions were achieved under the involuntary program. We believe that any changes to the estimated severance costs based on actual employee acceptances will be immaterial. We are currently evaluating the costs associated with the actual acceptances of the early retirement program.

Please see Notes 7, 8 and 13 of the Notes to Consolidated Financial Statements in this Form 10-Q for discussion of aircraft commitments, bank credit facilities, and a discussion of events that occurred subsequent to September 30, 2001, respectively.

3.     SALE OF RECEIVABLES

During 1999, we entered into an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. We initially sold receivables having a fair value of $547 million to the subsidiary. In exchange for the receivables sold, we received cash and a subordinated promissory note. The principal amount of the promissory note was $281 million at September 30, 2001, and is included in accounts receivable on our Consolidated Balance Sheets. The amount of the promissory note fluctuates because it represents the portion of the purchase price payable for the volume of receivables sold. We retained servicing and record-keeping responsibilities for the receivables sold.

As part of the agreement, the subsidiary is required to pay fees to a third party based on the amounts invested by the third party. For the three and nine months ended September 30, 2001, these fees were $3.4 million and $12.1 million, respectively. These fees are included in other income (expense) under miscellaneous income (expense), net in our Consolidated Statements of Operations.

This agreement, as amended, expires on June 15, 2002. The third party may terminate the agreement, however, if Delta’s senior unsecured long-term debt is rated below Ba2 by Moody’s and below BB by Standard & Poor’s. In these circumstances, Delta would be required to repurchase the outstanding receivables sold to the third party. At September 30, 2001, there were $227 million of outstanding receivables.

Subsequent to September 11, 2001, Moody’s and Standard & Poor’s downgraded Delta’s senior unsecured long-term debt to Ba2 and BB+, respectively. Delta’s senior unsecured long-term debt remains on review for possible further downgrade by both Moody’s and Standard & Poor’s.

For additional information regarding Delta’s sale of receivables, see Note 17 of the Notes to the Consolidated Financial Statements (pages 33-34) in the Annual Report.

4.     MARKETABLE AND OTHER EQUITY SECURITIES

priceline.com

At June 30, 2001, Delta’s equity interest in priceline.com Incorporated (priceline) consisted of (1) 55,032 shares of Series B Redeemable Preferred Stock (Series B Preferred Stock); (2) a warrant to purchase up to 18.5 million shares of priceline common stock at an exercise price of $2.97 per share (2001 Warrant); and (3) a warrant to purchase up to 4.7 million shares of priceline common stock at an exercise price of $4.72 per share (Amended 1999 Warrant). For additional information regarding the Series B Preferred Stock, the 2001 Warrant and the Amended 1999 Warrant, see Note 3 of the Notes to Consolidated Financial Statements in our Form 10-Q for the quarters ended March 31, 2001 (pages 8-9) and June 30, 2001 (page 8) and Note 2 of the Notes to Consolidated Financial Statements (pages 20-21) in our Annual Report.

During the September 2001 quarter, we (1) exercised the 2001 Warrant in part to purchase 10 million shares of priceline common stock, paying the exercise price by surrendering to priceline 29,688 shares of Series B Preferred Stock; and (2) sold 8.6 million shares of priceline common stock on the open market for $79 million. We recognized an immaterial gain related to these transactions in our Consolidated Statements of Operations for the September 2001 quarter.

On August 6, 2001, we received a dividend of 986,491 shares of priceline common stock related to our equity interest in the Series B Preferred Stock. We recorded other income of $8.6 million in our Consolidated Statements of Operations for the September 2001 quarter related to this dividend.

At September 30, 2001, Delta’s equity interest in priceline consisted of (1) 25,344 shares of Series B Preferred Stock; (2) the 2001 Warrant to purchase up to 8.5 million shares of priceline common stock; (3) the Amended 1999 Warrant to purchase up to 4.7 million shares of priceline common stock; and (4) 2.3 million shares of priceline common stock.

At September 30, 2001, the carrying values of our holdings in Series B Preferred Stock and priceline common stock were $25 million and $9 million, respectively. The Series B Preferred Stock is accounted for as an available-for-sale debt security. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Series B Preferred Stock and the priceline common stock are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets. At September 30, 2001, the carrying value of the 2001 Warrant and the Amended 1999 Warrant totaled $25 million. The warrants are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” For additional information regarding SFAS 133, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Equant, N.V.

At June 30, 2001, our equity interest in Equant consisted of 540,852 depository certificates that were convertible, subject to certain conditions, into common stock of Equant. As a result of a merger between France Telecom and Equant, we converted all of our depository certificates into France Telecom common stock and subsequently sold those shares on the open market. This transaction resulted in a gain of $11 million, which is recorded in other income (expense) in our Consolidated Statements of Operations for the September 2001 quarter.

5.     INVESTMENTS IN ASSOCIATED COMPANIES

During the September 2001 quarter, we received a cash dividend of $70 million related to our investment in WORLDSPAN, L.P. Because we account for this investment under the equity method, this dividend does not impact our Consolidated Statements of Operations.

6.     DERIVATIVE INSTRUMENTS

On July 1, 2000, we adopted SFAS 133, which requires us to record on the balance sheet all derivative instruments at fair market value and to recognize certain non-cash changes in these fair market values in the Consolidated Statements of Operations. SFAS 133 applies to the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in other companies. For additional information regarding the adoption of SFAS 133, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows (in millions):

	Income (Expense)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Write-off of fuel hedge contract premiums	$—	$(25)	$—	$(25)

Ineffective portion of fuel hedge contracts	$3	$86	$(8)	$86

Fair value adjustment of equity rights	$(54)	$(127)	$52	$(127)

Total pre-tax	$(51)	$(66)	$44	$(66)

Total after-tax	$(31)	$(41)	$27	$(41)

Fuel hedging

At September 30, 2001, our fuel hedge contracts had an estimated short-term fair market value of $160 million and an estimated long-term fair market value of $22 million. Unrealized gains of $104 million, net of tax, were recorded in accumulated other comprehensive income. For additional information regarding our fuel hedging policy, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

Equity warrants and other similar rights

We own equity warrants and other similar rights in certain companies, primarily priceline. At September 30, 2001, the total fair market value of these rights was $43 million. The changes in market value of these rights are recorded in our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information regarding these equity interests, see Note 2 of the Notes to the Consolidated Financial Statements (pages 20-21) in our Annual Report and Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

7.     AIRCRAFT FLEET AND PURCHASE COMMITMENTS

Our total aircraft fleet, orders, options and rolling options at September 30, 2001 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
						Rolling
Aircraft Type	Owned	Leased	Total	Orders	Options	Options

B-727-200	57	10	67	—	—	—

B-737-200	1	51	52	—	—	—

B-737-300	—	26	26	—	—	—

B-737-600/700/800	58	—	58	74	60	263

B-757-200	80	41	121	—	20	62

B-767-200	15	—	15	—	—	—

B-767-300/300ER	55	32	87	—	11	11

B-767-400	16	—	16	5	24	9

B-777-200	7	—	7	6	20	20

MD-11	8	7	15	—	—	—

MD-88	63	57	120	—	—	—

MD-90	16	—	16	—	—	—

EMB-120	45	7	52	—	—	—

ATR-72	4	15	19	—	—	—

CRJ-100/200	31	126	157	69	227	—

CRJ-700	—	—	—	57	165	—

Total	456	372	828	211	527	365

The table above reflects the following changes which occurred during the September 2001 quarter:

•	We accepted delivery of eight B-737-800, one B-767-300ER, and seven CRJ-200 aircraft, three of which were financed by a third party which we repaid in full from working capital subsequent to September 30, 2001.
•	We retired three B-727-200, one L-1011-100, three L-1011-250, and four EMB-120 aircraft.
•	We sold and subsequently leased back two CRJ-200 aircraft.
•	We returned two EMB-120 aircraft to active flight service.
•	We subleased three CRJ-100 aircraft to a third party.
•	We returned two B-737-200 aircraft to their lessors.

Future expenditures for aircraft and engines on order at October 31, 2001 are estimated to be $6.6 billion, as follows:

Amount
Year Ending December 31	(In Billions)

Remainder of 2001	$.6

2002	1.7

2003	1.2

2004	1.5

2005	1.1

After 2005	.5

Total	$6.6

We are currently in discussions with Boeing to defer delivery of certain aircraft. Accordingly, the timing and amount of our expenditures may change.

See Note 13 of the Notes to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our aircraft fleet.

8.     DEBT INSTRUMENTS

1997 Bank Credit Agreement

Subject to our compliance with certain conditions, we may borrow up to a total of $1.25 billion under this facility on an unsecured and revolving basis until May 1, 2002. Borrowings under this facility are available for general corporate purposes, may be prepaid by us at any time and currently bear interest at LIBOR plus a margin of 0.50%. As of September 30, 2001, $1.25 billion of borrowings were outstanding under the 1997 Bank Credit Agreement, which includes a $450 million borrowing during the September 2001 quarter. The outstanding balance is included in current liabilities in our Consolidated Balance Sheets. For additional information about this facility, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report and Note 13 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Boston Airport Terminal Project

We have entered into a development agreement with the Massachusetts Port Authority (Massport) and have negotiated the lease and financing arrangements for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The completion of this project will enable us to consolidate all of our domestic operations at that airport into one location. Construction is currently expected to begin in the next six months and to be completed during 2006. Project costs will be funded with approximately $500 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. Delta agreed to pay the debt service on the bonds under a long-term lease agreement with Massport and issued a guarantee to the bond trustee, for the benefit of the holders of the bonds, covering the payment of the debt service on the bonds. The bonds bear interest at fixed rates of 5% to 5.5% or variable rates and mature from 2012 to 2031.

Because we have issued a guarantee of the debt service on the bonds, GAAP requires that we include the bonds, as well as the related bond proceeds, in our Consolidated Balance Sheets. The bonds are reflected in noncurrent liabilities and the related proceeds, which are held in trust by The Bank of New York, are reflected as restricted investments in other assets in our Consolidated Balance Sheets.

Enhanced Equipment Trust Certificates (EETC) Financing

On September 17, 2001, Delta issued in a public offering $1.248 billion aggregate principal amount of Pass Through Certificates, Series 2001-1 (Certificates), commonly referred to as an EETC financing, and also issued, in a private placement, $150 million principal amount of Certificates to an affiliate of Delta. All certificates issued bear interest at rates ranging from 6.619% to 7.711% and require principal payments from 2002 to 2011. These certificates do not represent obligations of Delta, but represent an undivided interest in a pass through trust which has purchased equipment notes issued by Delta. The equipment notes are full recourse obligations of Delta and are secured by 16 Boeing 737-800, 13 Boeing 757-200, and 7 Boeing 767-300ER aircraft owned by Delta. The equipment notes bear the same interest rates and principal payments as the related certificates. The net proceeds of this financing are available for general corporate purposes.

See Note 13 of the Notes to the Consolidated Financial Statements in this Form 10-Q for a discussion of events which occurred subsequent to September 30, 2001.

9.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains and losses on marketable equity securities and changes in the fair market value of certain derivative instruments which qualify for hedge accounting. Comprehensive income (loss) totaled ($389) million and $596 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, total comprehensive income (loss) was ($693) million and $1.048 billion, respectively. The differences between net income (loss) and comprehensive income (loss) for the quarters ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 are detailed in the following table:

	For the Three Months Ended		For the Nine Months Ended

(In Millions)	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Net income (loss)	$(259)	$133	$(482)	$810

Realization of (gain) loss on marketable equity securities	—	—	12	(301)

Unrealized gain (loss) on marketable equity securities	(82)	41	(86)	(27)

Realization of gain on derivative instruments	(69)	(160)	(277)	(160)

Unrealized gain (loss) on derivative instruments	(59)	876	8	876

Other	(3)	1	(3)	1

Total other comprehensive income (loss)	(213)	758	(346)	389

Income tax effect on other comprehensive income (loss)	83	(295)	135	(151)

Total other comprehensive income (loss), net of income taxes	(130)	463	(211)	238

Comprehensive income (loss), net of income taxes	$(389)	$596	$(693)	$1,048

As of September 30, 2001, we had recorded $170 million ($104 million net of tax) as total unrealized gains on open fuel hedge contracts in accordance with SFAS 133. Of that amount, we estimate that $93 million, net of tax, will be realized over the 12 months ending September 30, 2002. For additional information on the adoption of SFAS 133, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

10.     SHAREOWNERS’ EQUITY

During the nine months ended September 30, 2001, we issued a total of 67,182 shares of common stock under our broad-based employee stock option plans, Delta 2000 Performance Compensation Plan, Dividend Reinvestment and Stock Purchase Plan and the Non-Employee Directors’ Stock Plan.

11.     GEOGRAPHIC INFORMATION

Delta is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

North America	$2,662	$3,499	$8,904	$10,642

Atlantic	532	639	1,490	1,531

Latin America	135	114	432	329

Pacific	69	93	190	223

Total	$3,398	$4,345	$11,016	$12,725

12.     EARNINGS (LOSS) PER SHARE

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

(In millions except for share data)

BASIC:

Net income (loss)	$(259)	$133	$(482)	$810

Dividends on allocated Series B ESOP Convertible Preferred Stock	(3)	(4)	(10)	(10)

Income (loss) available to common shareowners	(262)	129	(492)	800

Weighted average shares outstanding	123.1	122.9	123.1	124.1

Basic earnings (loss) per share	$(2.13)	$1.05	$(4.00)	$6.45

DILUTED:

Net income (loss) available to common shareowners	$(262)	$129	$(492)	$800

Adjustment to income assuming conversion of Series B ESOP Convertible Preferred Stock	—	3	—	7

Net income (loss) available to common shareowners, plus assumed conversions	(262)	132	(492)	807

Weighted average shares outstanding	123.1	122.9	123.1	124.1

Additional shares assuming:

Conversion of Series B ESOP Convertible Preferred Stock	—	5.5	—	5.1

Exercise of stock options	—	1.9	—	2.0

Conversion of performance-based stock units	—	0.2	—	.3

Weighted average shares outstanding as adjusted	123.1	130.5	123.1	131.5

Diluted earnings (loss) per share	$(2.13)	$1.01	$(4.00)	$6.14

13.     SUBSEQUENT EVENTS

Sale of equity interest in SkyWest, Inc.

On October 12, 2001, we sold all of our 6.2 million shares of common stock of SkyWest, Inc., the parent company of SkyWest Airlines, for $125 million. We will record a pre-tax gain of $111 million in the December 2001 quarter related to this transaction.

Sale of interest in EETC financing

As discussed in Note 8, during the September 2001 quarter, Delta issued $150 million principal amount of Certificates to an affiliate of Delta. On November 8, 2001, the affiliate resold its interest in a private placement to a third party at a negligible discount to the original issue price.

Termination of 2001 Bank Credit Agreement

On April 6, 2001, we entered into a revolving credit agreement with a group of banks to increase our liquidity in the event of a possible strike by Delta pilots (2001 Bank Credit Agreement). Subject to our compliance with certain conditions, the 2001 Bank Credit Agreement permitted us to borrow up to $1 billion until April 4, 2003, but only to finance our liquidity and working capital needs in connection with an actual or threatened business interruption. Delta pilots ratified a new collective bargaining agreement on June 20, 2001, thereby eliminating the possibility of a strike. On October 31, 2001, we terminated the 2001 Bank Credit Agreement. There were no borrowings outstanding under this Agreement.

Amendment of credit agreements

Subsequent to September 30, 2001, we entered into amendments under three existing credit facilities: the 1997 Bank Credit Agreement and two bank reimbursement agreements for letters of credit that back certain of our obligations. Under the amendments, the banks in each facility have agreed to relax financial covenants that limit the amount of current debt, funded debt and secured debt that we may have outstanding. Effectiveness of the amendments to the 1997 Bank Credit Agreement is conditioned upon our electing to repay $625 million of the $1.25 billion of loans outstanding under that Agreement by November 30, 2001, and concurrently reducing the banks’ lending commitments under that Agreement to $625 million (as well as certain other routine closing conditions), which we intend to do. Effectiveness of the reimbursement agreement amendments is conditioned upon the 1997 Bank Credit Agreement amendment becoming effective. We have agreed to pay fees to the banks in each facility in connection with the effectiveness of these amendments. For additional information on the 1997 Bank Credit Agreement and the two bank reimbursement agreements, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report.

Aircraft fleet

As a result of our decision to reduce our network capacity by 16% from previously planned levels, effective November 1, 2001, we grounded 50 aircraft. The 50 grounded aircraft include the accelerated retirement of 14 B-727-200 aircraft. Additionally, two B-727-200 aircraft were retired according to their originally scheduled retirement date.

December 2001 quarter special charges

We expect to record a special charge during the December 2001 quarter of approximately $425-450 million related to the early retirement program offered to employees as part of our initiative to reduce staffing. We are currently evaluating the impact on our Consolidated Financial Statements of the costs related to the permanent closure of certain facilities; the accelerated retirement and potential impairment of certain aircraft; and the discontinuance of certain capital projects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

     Our financial results for the three months ended September 30, 2001 were materially affected by the terrorist attacks on the United States on September 11, 2001, the slowing U.S. and world economies, and the effects of the Comair pilot strike. These factors, along with pilot labor issues at Delta, materially impacted our financial performance for the nine months ended September 30, 2001.

     September 11, 2001 terrorist attacks. On September 11, 2001, four commercial aircraft were hijacked by terrorists and crashed into The World Trade Center in New York City, the Pentagon in northern Virginia and into a field in Pennsylvania. These attacks resulted in an overwhelming loss of human lives and extensive property damage.

     In response to the terrorist attacks, the Federal Aviation Administration (FAA) closed U.S. airspace, prohibiting all flights to, from and within the United States. Airports reopened on September 13, 2001, except for Ronald Reagan National Airport in Washington, D.C., which partially reopened on October 4, 2001. During the period when airports were closed, we earned no revenues but continued to incur many of our normal operating costs. For several days after airports were reopened, we were able to operate only a portion of our scheduled flights.

     When flights were permitted to resume, our passenger traffic and yields were significantly lower than before the attacks. In addition, new security directives increased our costs and negatively impacted our ability to operate a normal schedule. We estimate that the September 11 terrorist attacks negatively impacted our revenues by approximately $400 million in the September 2001 quarter. This is in addition to revenues that were already adversely affected by the slowing U.S. and world economies and the effects of the Comair pilot strike.

     Due to the significant reduction in traffic, we reduced our capacity by 16% compared to the previously planned level, effective November 1, 2001. In making these capacity reductions, our goals were to keep our route network intact and to minimize the impact on our customers, while achieving significant cost reductions. Accordingly, we focused on reducing service on high-frequency routes with reasonable potential for recapturing traffic; temporarily suspending winter service in underperforming and seasonal markets; and backfilling Delta mainline reductions with regional jets to maintain presence and to preserve connecting traffic.

     As a result of the capacity reductions, we also announced plans to reduce staffing by up to 13,000 employee positions across all major work groups. Approximately 11,000 Delta employees elected to participate in one of Delta’s voluntary programs, which include leaves of absence, severance and a special early retirement package. Accordingly, we now expect that involuntary reductions will affect about 2,000 employees — up to 1,700 pilots and 300 employees from other work groups.

     On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (Stabilization Act), which is intended to preserve the viability of the U.S. air transportation system. Among other things, the Stabilization Act (1) provides for payments from the U.S. Government totaling $5 billion to compensate U.S. air carriers for losses incurred from September 11, 2001 through December 31, 2001 as a result of the September 11 terrorist attacks; and (2) authorizes, subject to certain conditions, the issuance of federal loan guarantees totaling up to $10 billion to U.S. air carriers for which credit is not reasonably available. Delta is entitled to receive approximately $690 million in compensation under the Stabilization Act, $346 million of which we received in the September 2001 quarter. Delta believes its total losses from September 11, 2001 through December 31, 2001 due to the September 11 terrorist attacks will be substantially greater than $690 million. For additional information about the Stabilization Act and the compensation payments to Delta thereunder, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

     As a result of the September 11 terrorist attacks, our insurance providers issued notice to cancel our war and terrorism risk coverage on September 17, but offered, effective September 25, 2001, reinstatement under new terms and prices. Liability coverage limits for parties other than passengers and employees (which remains unchanged), such as persons and property on the ground, have been significantly reduced. In addition, our overall war risk insurance premiums will increase by approximately $17 million for the December 2001 quarter. However, provisions under the Stabilization Act provide for excess war risk coverage above $50 million, provided by the FAA, for liabilities in excess of limits instituted by commercial insurance providers. This coverage is in force until January 11th and is renewable at the FAA’s option in 30 day increments up to 180 days from the enactment of the Stabilization Act. The Stabilization Act also provides for reimbursement of certain premium increases, at the option of the Secretary of Transportation. The FAA has agreed to reimburse airlines for increased costs of war risk insurance for a period of 30 days; additional future reimbursement is dependent upon the release of funds to the FAA by the Office of Management and Budget. Any reimbursement of insurance premiums is expected to be at least 30 days in arrears from the time filed.

     U.S. and World Economies. Prior to September 11, 2001, the slowing economy reduced the demand for air travel among both business and leisure passengers. This decline in demand negatively impacted our passenger traffic and yield for the three and nine months ended September 30, 2001. Prior to September 11, 2001, we took various actions intended to lessen the negative impact of the slowing economy on our future financial performance including: (1) adjusting fleet capacity and improving fleet efficiency by the early phase out of 19 aircraft from scheduled service beginning in September 2001 through 2002; (2) instituting a hiring freeze; (3) announcing plans to reallocate aircraft to reduce low yield flying; and (4) reducing advertising, consulting and contractor costs. As a result of the September 11 terrorist attacks, the economic outlook significantly worsened.

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

     Public concern over a possible strike by Delta pilots relating to the then ongoing collective bargaining negotiations caused some customers to make reservations and travel with airlines other than Delta during the six months ended June 30, 2001. On June 20, 2001, Delta pilots ratified a new collective bargaining agreement, avoiding a possible strike.

     Comair Pilot Labor Issues. On March 26, 2001, Comair pilots began a strike, which continued until June 22, 2001 when Comair pilots ratified a new collective bargaining agreement. As a result of this 89-day strike, Comair suspended its operations between March 26, 2001 and July 1, 2001. Comair resumed partial service on July 2, 2001, and was operating at 50% of its pre-strike capacity at the end of July and at 82% of its pre-strike capacity in early September. We expect Comair to operate at 100% of its pre-strike capacity in the first quarter of 2002. The negative impact of the Comair strike includes lost revenue during the period Comair was not operating or was operating at less than full capacity; offering sale fares to attract customers; retraining Comair pilots; and rebuilding the Comair workforce.

Outlook

     Results of Operations. We believe the impact of the September 11 terrorist attacks will cause us to incur substantial losses in the December 2001 and March 2002 quarters. The events of September 11 are continuing to materially affect Delta’s revenues. Since the attack, demand as well as yield remain depressed. While traffic has been gradually increasing, revenue is not keeping pace. For the period from September 15 through September 30, 2001, Delta’s mainline North American revenue was down 53%, traffic was down 41% and yield declined 21% compared to the corresponding period in the prior year. The magnitude of the impact of these events on Delta’s future financial condition and results of operations will depend on several factors, including the following: (1) the magnitude and duration of the adverse impact of the terrorist attacks on the demand for air travel; (2) the increased costs and reduced operations by airlines associated with new security directives; (3) the availability and cost of war risk and other insurance for Delta and for other critical participants in the air travel industry; (4) the ability for Delta to obtain additional financing to support its operations; (5) the extent to which Delta receives financial assistance under the Stabilization Act; and (6) the number of employees that may be called to serve the country in the armed forces.

     Special Items. We expect to record a special charge during the December 2001 quarter of approximately $425-450 million related to the early retirement program offered to employees as part of our initiative to reduce employee costs. We are currently evaluating the impact on our Consolidated Financial Statements of the costs related to the permanent closure of certain facilities; the accelerated retirement and potential impairment of certain aircraft; and the discontinuance of certain capital projects. In addition to these special charges, we also expect to recognize the remainder of our Stabilization Act compensation (see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q). We will also record a $111 million pretax gain from the sale of our investment in SkyWest, Inc. that occurred during the December 2001 quarter.

Three Months Ended September 30, 2001 and 2000

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $259 million for the September 2001 quarter ($2.13 diluted loss per share), compared to net income of $133 million ($1.01 diluted earnings per share) in the September 2000 quarter.

     Excluding the unusual items described below, our net loss was $295 million in the September 2001 quarter ($2.43 diluted loss per share), compared to net income of $273 million ($2.08 diluted earnings per share) in the September 2000 quarter.

Unusual Items

     Our results of operations for the September 2001 and September 2000 quarters include the following items, which are collectively referred to as “unusual items” in this discussion of the three months ended September 30, 2001 and 2000.

September 2001 Quarter

Gains:
•	A $171 million gain ($104 million net of tax, or $0.85 diluted earnings per share) that reflects a portion of the total compensation Delta expects to receive under the Stabilization Act. For additional information on this subject, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

•	An $11 million gain ($7 million net of tax, or $0.06 diluted earnings per share) from the sale of our equity interest in Equant, N.V. (Equant), an international data network services company. For additional information about this sale, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Charges:
•	A $68 million charge ($42 million net of tax, or $0.34 diluted earnings per share) relating to our announcement to reduce staffing by up to 13,000 employee positions. For additional information regarding this charge, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

•	A $54 million non-cash charge ($33 million net of tax, or $0.27 diluted earnings per share) for fair market value adjustments of equity instruments accounted for under SFAS 133. For additional information on SFAS 133, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

September 2000 Quarter

Gains:
•	A one-time $16 million non-cash gain ($10 million net of tax, or $0.07 diluted earnings per share) related to our equity investment in WORLDSPAN, L.P.

Charges:
•	A $164 million cumulative effect, non-cash charge ($100 million net of tax, or $0.77 diluted earnings per share) related to our adoption on July 1, 2000 of SFAS 133.

•	A $66 million non-cash charge ($41 million net of tax, or $0.31 diluted earnings per share) for fair market value adjustments of financial instruments accounted for under SFAS 133. For additional information on SFAS 133, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

•	A $22 million restructuring charge ($13 million net of tax, or $0.10 diluted earnings per share) as a result of our decision to discontinue our Pacific gateway in Portland, Oregon.

Operating Revenues

     Operating revenues totaled $3.4 billion in the September 2001 quarter, a 22% decrease from $4.3 billion in the September 2000 quarter. Passenger revenues decreased 21% to $3.2 billion, reflecting a 12% decrease in revenue passenger miles and a 10% decrease in passenger mile yield. These decreases were primarily the result of the terrorist attacks on September 11, 2001, the slowing U.S. and world economies and the continuing effects of the Comair pilot strike.

     North American Passenger Revenues - North American passenger revenues fell 24% to $2.5 billion for the September 2001 quarter. Revenue passenger miles decreased 13% on a capacity decrease of 7%, while passenger mile yield decreased 12%. These decreases resulted from the terrorist attacks on September 11, the slowing U.S. economy and the continuing effects of the Comair pilot strike.

     International Passenger Revenues - International passenger revenues decreased 11% to $673 million during the September 2001 quarter. Revenue passenger miles decreased 9% on a capacity decrease of 3%, while passenger mile yield fell 2%. These decreases were a result of the terrorist attacks on September 11 and the slowing U.S. and world economies.

     Cargo and Other Revenues - Cargo revenues fell $25 million, or 18%, in the September 2001 quarter primarily due to the terrorist attacks on September 11 and the slowing U.S. and world economies. Cargo ton miles decreased 17%, and the cargo ton mile yield decreased 1%. Other revenues decreased $62 million, or 40%, primarily due to lower codeshare revenue.

Operating Expenses

     Operating expenses for the September 2001 quarter totaled $3.6 billion, a 5% decrease from $3.8 billion in the September 2000 quarter. Operating capacity decreased 6% to 38 billion available seat miles. Excluding unusual items, cost per available seat mile (CASM) increased 4.5% to 9.94¢, while non-fuel CASM grew 6.4% to 8.69¢. The increase in CASM is primarily related to a reduction in capacity from planned levels due to the terrorist attacks on September 11 and the continuing effects of the Comair pilot strike.

     Salaries and related costs totaled $1.5 billion in the September 2001 quarter, a 2% increase from the September 2000 quarter. The increase in salaries and related costs was driven primarily by higher pilot costs associated with the new pilot contract.

     Aircraft fuel expense totaled $472 million during the September 2001 quarter, an 11% decrease from $533 million in the September 2000 quarter. The average fuel price per gallon fell 1% to 69.63¢. Total gallons consumed decreased 10% due to the decrease in flight operations resulting from the September 11 terrorist attacks and the ramp up of operations at Comair. Our fuel cost is shown net of fuel hedge gains of $69 million in the September 2001 quarter and $160 million in the September 2000 quarter. Approximately 45% and 61% of our aircraft fuel requirements were hedged during the September 2001 and 2000 quarters, respectively.

     Depreciation and amortization expense rose 13% due to the acquisition of 54 new aircraft since September 30, 2000. Contracted services expense increased 4%, primarily a result of our entrance into new markets and higher software maintenance costs. Landing fees and other rents increased 2% to $203 million. Aircraft maintenance materials and outside repairs expense increased 17% primarily due to an increase in the volume of outside repairs. Aircraft rent expense remained flat. Other selling expenses decreased 19% due primarily to a lower volume of credit card charges resulting from the impact of the September 11 terrorist attacks and the slowing U.S. and world economies.

     Passenger commissions expense declined 16%, primarily as a result of lower passenger revenues. Passenger service expense decreased 7% due to a decline in the number of passengers. Other operating expenses decreased 19%.

Operating Income and Operating Margin

     We incurred an operating loss of $251 million for the September 2001 quarter, compared to operating income of $510 million in the September 2000 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (7%) and 12% for the September 2001 and September 2000 quarters, respectively.

Other Income (Expense)

     Other expense in the September 2001 quarter was $157 million, compared to other expense of $118 million in the September 2000 quarter. Interest expense, net, increased $47 million as a result of higher levels of debt outstanding. The September 2001 quarter includes a $51 million non-cash charge for fair value adjustments under SFAS 133, and an $11 million gain on the sale of our equity interest in Equant. The September 2000 quarter includes a $66 million non-cash charge for fair value adjustments under SFAS 133.

Nine Months Ended September 30, 2001 and 2000

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $482 million for the nine months ended September 30, 2001 ($4.00 diluted loss per share), compared to net income of $810 million ($6.14 diluted earnings per share) for the nine months ended September 30, 2000.

     Excluding the unusual items described below, our net loss was $541 million for the nine months ended September 30, 2001 ($4.48 diluted loss per share), compared to net income of $819 million ($6.20 diluted earnings per share) for the nine months ended September 30, 2000.

Unusual Items

     Our results of operations for the nine months ended September 30, 2001 and 2000 include the following items, which are collectively referred to as “unusual items” in this discussion of the nine months ended September 30, 2001 and 2000.

Nine Months Ended September 30, 2001

Gains:
•	A $171 million gain ($104 million net of tax, or $0.85 diluted earnings per share) that reflects a portion of the total compensation Delta expects to recognize under the Stabilization Act. For additional information on this subject, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

•	A $41 million non-cash gain ($25 million net of tax, or $0.20 diluted earnings per share) for fair market value adjustments of financial instruments accounted for under SFAS 133. For additional information on SFAS 133, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

•	An $11 million gain ($7 million net of tax, or $0.06 diluted earnings per share) from the sale of our equity interest in Equant. For additional information about this sale, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Charges:
•	A $68 million charge ($42 million net of tax, or $0.34 diluted earnings per share) relating to our announcement to reduce staffing by up to 13,000 employee positions. For additional information regarding this charge, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

•	A $60 million charge ($36 million net of tax, or $0.30 diluted earnings per share) related to our decision to accelerate the retirement of nine B-737 aircraft in 2002. The retirement of these aircraft was intended to more closely align capacity and demand and to improve scheduling and operating efficiency.

Nine Months Ended September 30, 2000

Gains:
•	A $228 million non-cash gain ($139 million net of tax, or $1.06 diluted earnings per share) from the exchange of six million shares of priceline common stock for six million shares of priceline Series A Convertible Redeemable Preferred Stock.

•	A $73 million gain ($45 million net of tax, or $0.34 diluted earnings per share) from our sale of 1.2 million shares of priceline common stock.

•	A one-time $16 million non-cash gain ($10 million net of tax, or $0.07 diluted earnings per share) related to our equity investment in WORLDSPAN, L.P.

Charges:
•	A $164 million cumulative effect, non-cash charge ($100 million net of tax, or $0.77 diluted earnings per share) related to our adoption on July 1, 2000 of SFAS 133.

•	An $86 million charge ($53 million net of tax, or $0.40 diluted earnings per share) related to our early retirement medical option program. This program allowed eligible Delta employees to retire with continued medical coverage without paying certain early retirement medical premiums.

•	A $66 million non-cash charge ($41 million net of tax, or $0.31 diluted earnings per share) for fair market value adjustments of financial instruments accounted for under SFAS 133. Because we adopted SFAS 133 on July 1, 2000, there were no fair market value adjustments related to SFAS 133 before that date. For additional information on SFAS 133, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

•	A $22 million restructuring charge ($13 million net of tax, or $0.10 diluted earnings per share) as a result of our decision to discontinue our Pacific gateway in Portland, Oregon.

Operating Revenues

     Operating revenues totaled $11.0 billion for the nine months ended September 30, 2001, a 13% decrease from $12.7 billion during the nine months ended September 30, 2000. Passenger revenues decreased 13% to $10.3 billion, reflecting a 7% decrease in revenue passenger miles and a 6% decrease in passenger mile yield. These decreases were primarily the result of the terrorist attacks on September 11, 2001, the slowing U.S. and world economies, and pilot labor issues at both Delta and Comair.

     North American Passenger Revenues - North American passenger revenues fell 16% to $8.4 billion for the nine months ended September 30, 2001. Revenue passenger miles decreased 10% on a capacity decrease of 5%, while passenger mile yield decreased 7%. The decline in North American passenger revenues and passenger mile yield were the result of the terrorist attacks on September 11, the slowing U.S. economy, and pilot labor issues at both Delta and Comair.

     International Passenger Revenues - International passenger revenues increased 2% to $1.9 billion during the nine months ended September 30, 2001. Revenue passenger miles decreased 1% primarily due to the effects of the terrorist attacks on September 11, 2001 and the slowing U.S. and world economies. Capacity increased 6%, reflecting our continuing international expansion, particularly in Latin American markets, while passenger mile yield rose 2%.

     Cargo and Other Revenues - Cargo revenues fell $40 million, or 9%, for the nine months ended September 30, 2001 primarily due to the terrorist attacks on September 11 and the slowing U.S. and world economies. Cargo ton miles decreased 10%, and cargo ton mile yield increased 1%. Other revenues decreased $88 million, or 22%, primarily due to lower codeshare revenues in both the June and September 2001 quarters, which is a result of the terrorist attacks on September 11 and the slowing U.S. and world economies.

Operating Expenses

     Operating expenses for the nine months ended September 30, 2001 totaled $11.5 billion, increasing 2% from the nine months ended September 30, 2000. Operating capacity decreased 2% to 114 billion available seat miles. Excluding unusual items, CASM increased 5.8% to 10.15¢, while non-fuel CASM grew 6.2% to 8.87¢. The increase in CASM is primarily related to a reduction in capacity from planned levels due to the terrorist attacks on September 11 and pilot labor issues at Delta and Comair, as well as an increase in salaries and related costs.

     Salaries and related costs totaled $4.7 billion for the nine months ended September 30, 2001, a 6% increase from $4.5 billion recorded for the nine months ended September 30, 2000. The increase in salaries and related costs primarily relates to increased pilot costs associated with the new pilot contract, a salary increase of 3% for most domestic non-union employees on April 1, 2000, and a 2% increase in average headcount.

     Aircraft fuel expense increased 1% during the nine months ended September 30, 2001. The average fuel price per gallon rose 9% to 70.49¢. Total gallons consumed decreased 7% due to the decrease in flight operations resulting from the September 11 terrorist attacks, the Comair pilot strike and benefits from our fleet renewal efforts. Our fuel cost is shown net of fuel hedge gains of $277 million for the nine months ended September 30, 2001 and $439 million for the nine months ended September 30, 2000. Prior to the adoption of SFAS 133 on July 1, 2000, the fuel hedge gains that were netted against fuel expense included the total fuel-related hedge premiums. Upon adoption of SFAS 133, we began including all changes in the time value component related to any fuel hedge premiums in the calculation of the ineffective portion of our hedge performance. These amounts are recorded in fair value adjustments of SFAS 133 derivatives in our Consolidated Statement of Operations. Approximately 56% and 69% of our aircraft fuel requirements were hedged during the nine months ended September 30, 2001 and 2000, respectively.

     Depreciation and amortization expense rose 11% due to the acquisition of 54 new aircraft since September 30, 2000. Contracted services expense increased 8%, primarily as a result of previously negotiated rate increases for ramp handling, cabin cleaning and security services as well as our entrance into new markets and higher software maintenance and technology costs. Landing fees and other rents rose 3%. Aircraft maintenance materials and outside repairs expense grew 8% primarily due to an increase in the volume of outside repairs. Aircraft rent expense increased 1%. Other selling expenses decreased 5% due to a lower volume of credit card charges resulting from the impact of September 11 terrorist attacks, the slowing U.S. and world economies and the Comair pilot strike.

     Passenger commissions expense declined 17%, primarily as a result of lower passenger revenues. Passenger service expense increased 5% as a result of higher food costs. Other operating expenses decreased 5% primarily as a result of lower fuel-related taxes and professional fees, partially offset by higher interrupted trip expense as well as the rollout of our new uniforms.

Operating Income and Operating Margin

     We incurred an operating loss of $480 million for the nine months ended September 30, 2001, compared to operating income of $1.5 billion for the nine months ended September 30, 2000. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (4%) and 11% for the nine months ended September 30, 2001 and 2000, respectively.

Other Income (Expense)

     Other expense for the nine months ended September 30, 2001 was $249 million, compared to other income of $72 million for the nine months ended September 30, 2000. Interest expense, net increased $88 million, or 45%, primarily due to higher levels of debt outstanding. The nine months ended September 30, 2001 includes a $44 million non-cash gain related to fair value adjustments under SFAS 133, a $7 million gain on the sale of priceline common stock and an $11 million gain on the sale of our equity interest in Equant. The nine months ended September 30, 2000 includes a $66 million non-cash charge for fair value adjustments under SFAS 133, a $73 million gain from our sale of priceline common stock and a $228 million non-cash gain from the exchange of priceline common stock for priceline preferred stock.

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments totaled $2.8 billion at September 30, 2001, compared to $1.6 billion at December 31, 2000. Our principal sources and uses of cash during the nine months ended September 30, 2001 are summarized below:

Sources:
•	Issued in a public offering $1.248 billion in secured long-term debt for general corporate purposes.
•	Borrowed $1.25 billion under our 1997 Bank Credit Agreement.
•	Generated $534 million of cash from operations (including $346 million in Stabilization Act compensation).
•	Received $498 million in proceeds from the issuance by the Massachusetts Port Authority of Special Facilities Revenue Bonds. These proceeds are held in trust to finance the redevelopment and expansion of certain Delta facilities at Boston’s Logan International Airport. For additional information about this subject, see “Boston Airport Terminal Project” in Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.
•	Received $239 million from the decrease in short-term investments.
•	Issued $183 million in long-term debt for the purchase of aircraft at ASA and Comair.
•	Received $148 million from the sale of investments in priceline and Equant.
•	Received $70 million from a Worldspan dividend, which is included in Other, net under Cash Flows from Investing Activities on the Condensed Consolidated Statements of Cash Flows.
•	Received $64 million from the sale of flight equipment.

Uses:
•	Invested $1.7 billion in flight equipment, including advance payments.
•	Placed $485 million in a restricted trust to finance the redevelopment and expansion of certain Delta facilities at Boston’s Logan International Airport. For additional information about this subject, see “Boston Airport Terminal Project” in Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.
•	Invested $411 million in ground property and equipment.
•	Used $148 million for payments on long-term debt and capital lease obligations.

     Debt and capital lease obligations (including current maturities) totaled $9.1 billion at September 30, 2001, compared to $6.0 billion at December 31, 2000. Shareowners’ equity was $4.6 billion at September 30, 2001 and $5.3 billion at December 31, 2000. Our net debt-to-capital position, which includes implied debt from operating leases, was 76% at September 30, 2001 and 71% at December 31, 2000.

Working Capital Position

     As of September 30, 2001, we had a negative working capital position of $2.9 billion, compared to negative working capital of $2.0 billion at December 31, 2000. The change in our working capital position during the nine months ended September 30, 2001 was primarily the result of our $1.7 billion investment in capital assets and the negative impact on our business of the slowing U.S. and world economies, pilot labor issues at Delta and Comair and the September 11 terrorist attacks. In addition, we borrowed $1.25 billion under our 1997 Bank Credit Agreement, and those borrowings are included in current liabilities in our Consolidated Balance Sheets. A negative working capital position is normal for us, primarily due to our air traffic liability, and does not indicate a lack of liquidity.

     As a result of the September 11 terrorist attacks, we have taken, and are continuing to take, certain actions to strengthen our financial position. These include:

•	Increasing our cash reserves by borrowing the remaining $450 million available under the 1997 Bank Credit Agreement and completing the issuance of $1.248 billion in the public offering of long-term debt described below. Subsequent to September 30, 2001, we sold our equity interest in SkyWest, Inc. for $125 million, and resold in a private placement at a discount to the original issue price an additional $150 million of long-term debt.

•	Subsequent to September 30, 2001, entering into amendments under three existing credit facilities: the 1997 Bank Credit Agreement and two bank reimbursement agreements for letters of credit that back certain of our obligations. Under the amendments, the banks in each facility have agreed to relax financial covenants that limit the amount of current debt, funded debt and secured debt that we may have outstanding. Effectiveness of the amendments to the 1997 Bank Credit Agreement is conditioned upon our electing to repay $625 million of the $1.25 billion of loans outstanding under that Agreement by November 30, 2001, and concurrently reducing the banks’ lending commitments under that Agreement to $625 million (as well as certain other routine closing conditions), which we intend to do. Effectiveness of the reimbursement agreement amendments is conditioned upon the 1997 Bank Credit Agreement amendment becoming effective. We have agreed to pay fees to the banks in each facility in connection with effectiveness of these amendments. We believe these amendments will increase our financial flexibility. For additional information on the 1997 Bank Credit Agreement and the two bank reimbursement agreements, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report.

•	Reducing our capacity by 16% from planned levels to better match capacity to depressed demand, and reducing staffing by up to 13,000 employee positions to match staffing to our reduced capacity.

•	We are in discussions with The Boeing Company to defer the delivery of certain aircraft. For information about our aircraft and engine commitments, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q.

     We expect to meet our obligations as they become due through available cash, short-term investments, internally generated funds and Stabilization Act compensation, supplemented as necessary by borrowings and proceeds from sale and leaseback transactions. Delta has a substantial number of unencumbered aircraft available for use for potential financing transactions. We have not decided whether to apply for federal loan guarantees under the Stabilization Act.

Based on the Business Environment (see pages 23-26 of this Form 10-Q) and our lowered credit ratings, there is no assurance that any particular source of financing will be available on terms acceptable to us.

Credit Ratings

     On September 18 and 21, 2001, respectively, Moody’s and Standard & Poor’s lowered Delta’s credit ratings. In their press releases announcing the downgrades, both rating agencies discussed the negative impacts of the September 11 terrorist attacks on Delta’s business. Moody’s reduced Delta’s Issuer Rating and unsecured debt rating to Ba2 from Baa3, and also lowered the ratings of various other Delta debt instruments. Standard & Poor’s reduced Delta’s corporate credit rating, its senior secured debt rating and its senior unsecured debt rating to BB+ from BBB-. Both agencies said that Delta’s credit ratings remain on review for possible further downgrade. On October 23, 2001, Standard & Poor’s also lowered the ratings of various other Delta debt instruments.

     The lowering of Delta’s credit ratings could negatively impact our ability to issue debt and to obtain certain financial instruments that we use in our fuel hedging program. It will also increase the cost of these transactions. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q, we may be required to repurchase outstanding receivables that we sold to a third party if our senior unsecured long-term debt is rated below Ba2 by Moody’s and below BB by Standard & Poor’s.

Enhanced Equipment Trust Certificates (EETC) Financing

     On September 17, 2001, Delta issued in a public offering $1.248 billion aggregate principal amount of Pass Through Certificates, Series 2001-1 (Certificates), commonly referred to as an EETC financing, and also issued, in a private placement, $150 million principal amount of Certificates to an affiliate of Delta. This financing is secured by 36 aircraft owned by Delta. The net proceeds of this financing are available for general corporate purposes. For additional information about this issuance, see Notes 8 and 13 of the Notes to Consolidated Financial Statements in this Form 10-Q.

1997 Bank Credit Agreement

     Subject to our compliance with certain conditions, we may borrow up to a total of $1.25 billion under this facility on an unsecured and revolving basis until May 1, 2002. As of September 30, 2001, $1.25 billion of borrowings were outstanding under the 1997 Bank Credit Agreement, which includes a $450 million borrowing during the September 2001 quarter. For additional information about this facility, see Note 7 of the Notes to the Consolidated Financial Statements (pages 24-26) in our Annual Report as well as Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Termination of 2001 Bank Credit Agreement

     On October 31, 2001, we terminated the 2001 Bank Credit Agreement. There were no borrowings outstanding under this Agreement. For additional information about this Agreement, see Note 13 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Other Matters

     At its meeting on October 25, 2001, our Board of Directors declared a cash dividend of 2.5 cents per common share, payable December 1, 2001, to shareowners of record on November 7, 2001.

     Delta may repurchase its common stock from time to time pursuant to the authorization described in Note 14 of the Notes to the Consolidated Financial Statements (page 32) of our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Delta holds equity interests, including warrants and other similar rights, in certain companies, primarily priceline. Changes in the fair market value of our equity holdings could have a material impact on our earnings. For a discussion of changes in our equity interests in priceline during the September 2001 quarter, see Note 4 in the Notes to Consolidated Financial Statements in this Form 10-Q.

     At September 30, 2001, the fair market value of our priceline Series B Preferred Stock was $25 million, the fair market value of our priceline 2001 Warrant was $19 million and the fair market value of our priceline Amended 1999 Warrant was $6 million. The fair market value of the warrants are primarily related to the price of the underlying common stock (see “Equity Securities Risk” on page 11 in our Annual Report for our equity risk exposure at December 31, 2000). A 10% decline in the price of priceline common stock would have had a $3 million impact on the fair market value of the warrants, which would be reflected in our non-operating earnings.

     Delta is subject to price risk associated with its jet fuel purchases. We manage this risk with our fuel hedging program. At September 30, 2001, Delta held fuel hedge contracts covering 67% of our projected aircraft fuel requirements for the three months ending December 31, 2001 with an average hedge price of 59.05 cents per gallon. We do not enter into fuel hedge contracts for speculative purposes. For additional information regarding our fuel hedging program, see Note 3 of the Notes to the Consolidated Financial Statements (pages 21-22) in the Annual Report.

     For additional information regarding Delta’s other exposures to market risks, see “Market Risks Associated With Financial Instruments” (pages 10-12), as well as Notes 2, 3 and 4 (pages 20-23) of the Notes to the Consolidated Financial Statements, in our Annual Report.

[LETTERHEAD OF ARTHUR ANDERSEN LLP]
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Delta Air Lines, Inc.:

     We have reviewed the accompanying consolidated balance sheet of DELTA AIR LINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 2001 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

Atlanta, Georgia
November 9, 2001

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Under the Delta Air Lines, Inc. Directors’ Deferred Compensation Plan (Plan), members of our Board of Directors may defer, for a specified period, all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is the Delta Common Stock Fund, a fund invested primarily in Delta’s common stock. During the quarter ended September 30, 2001, participants in the Plan deferred $11,500 in the Delta Common Stock Fund investment return choice, which is equivalent to 437 shares of Delta common stock at prevailing market prices. These transactions were not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of that Act.

Item 5. Other Information

Legal Proceedings

     Pilot Retirement Benefits Lawsuits. During the June 2001 quarter, Delta and the Delta Pilots Retirement Plan (Retirement Plan) were named as defendants in five purported class action lawsuits filed in federal district courts in California, Massachusetts, Ohio, New Mexico and New York. The Retirement Plan is sponsored and funded by Delta. These cases, which assert claims that are substantially similar to the claims set forth in the two pilot retirement benefits lawsuits discussed on page 14 of Delta’s Form 10-K for the transition period from July 1, 2000 to December 31, 2000 (Form 10-K), (1) seek to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) allege that the calculation of the retirement benefits of the class violated the Retirement Plan and the Internal Revenue Code; and (3) seek unspecified damages. On October 31, 2001, the Judicial Panel on Multidistrict Litigation granted Delta’s motion to transfer these cases to the U.S. District Court for the Northern District of Georgia for coordinated or consolidated pretrial proceedings. Delta intends to defend these matters vigorously.

     Travel Voucher Lawsuit. As discussed on page 15 of Delta’s Form 10-K, there is pending against Delta in the Circuit Court of Jackson County, Missouri a class action lawsuit on behalf of all persons who relinquished their seats on an overbooked Delta flight in exchange for a travel voucher that may be redeemed for a round-trip, economy class Delta ticket. The complaint asserts claims for fraud, breach of contract and unjust enrichment. It alleges, among other things, that Delta failed to disclose that it limits the number of seats on each flight that may be obtained by redeeming travel vouchers. The plaintiff, who has requested a jury trial, is seeking unspecified damages. On September 26, 2001, the Circuit Court (1) granted the plaintiff’s motion for class action certification; and (2) denied Delta’s motion for summary judgment. Delta intends to defend this matter vigorously.

Personnel Matters

Railway Labor Act

     Delta’s relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent a craft or class of employees is required to file with the National Mediation Board (NMB) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, will conduct an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation.

     Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request the NMB to appoint a federal mediator to participate in the negotiations. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self help,” unless the President of the United States appoints a Presidential Emergency Board (PEB) to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self help.” “Self help” includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline.

Union Organizing Activities

     The NMB has authorized an election to determine whether to certify the Association of Flight Attendants (AFA) as the collective bargaining representative of Delta’s approximately 20,000 flight attendants. The NMB will mail ballots to eligible employees on December 7, 2001, and plans to announce the results of the vote on February 1, 2002.

     Labor unions are engaged in organizing efforts to represent various groups of employees of Delta who are not represented for collective bargaining purposes. The outcome of these organizing efforts, as well as the AFA representation election, cannot presently be determined.

Collective Bargaining Matters

     Delta is in collective bargaining negotiations with the Transport Workers Union of America (TWU), which represents Delta’s approximately 150 pilot ground training instructors. Comair is in negotiations with the International Brotherhood of Teamsters (IBT), which represents Comair’s approximately 700 flight attendants. The NMB appointed a mediator to participate in the Delta/TWU negotiations in January 2001 and the Comair/IBT negotiations in April 2000. The outcome of these collective bargaining negotiations cannot presently be determined.

Employee Reduction Programs

     On September 26, 2001, Delta announced plans to reduce staffing by up to 13,000 employee positions across all major work groups. Approximately 11,000 Delta employees elected to participate in one of Delta’s voluntary programs, which include leaves of absence, severance and a special early retirement package. Accordingly, Delta now expects that involuntary reductions will affect about 2,000 employees – up to 1,700 pilots and 300 employees from other work groups.

     On November 1, 2001, the Air Line Pilots Association, International (“ALPA”), the union representing Delta pilots, filed a grievance asserting that Delta’s plan to furlough up to 1,700 pilots is not permitted under the collective bargaining agreement between Delta and ALPA. The collective bargaining agreement generally provides that no pilot on the seniority list as of July 1, 2001 will be placed on furlough, unless the furlough is caused by a circumstance beyond Delta’s control, as defined in that agreement. In accordance with the collective bargaining agreement, the grievance will be decided by a neutral arbitrator under an expedited timetable.

     Delta believes that its planned pilot furloughs are caused by a circumstance beyond Delta’s control within the meaning of the collective bargaining agreement and, therefore, that the grievance is without merit. The outcome of the grievance cannot presently be determined.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

12.	Computation of ratio of earnings to fixed charges.

15.	Letter from Arthur Andersen LLP regarding unaudited interim financial information.

(b)      Reports on Form 8-K

     On September 10, 2001, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, certain labor-related information.

     On September 14, 2001, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, potential financial implications of the terrorist attacks that occurred on September 11, 2001, and under Item 7 — Financial Statements and Exhibits, the Form T-1 Statement of Eligibility related to Delta’s offering of Pass Through Certificates.

     On September 17, 2001, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, that a press release had been issued related to the then anticipated closing of its Enhanced Equipment Trust Certificates (EETC) financing.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.

(Registrant)

By: /s/ M. Michele Burns

M. Michele Burns Executive Vice President and Chief Financial Officer

November 13, 2001