Form 10-K405
period 2001-12-31
DELTA AIR LINES INC /DE/
filed 2002-03-28
CIK 27904

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2002, was approximately $4.246 billion. On February 28, 2002, there were outstanding 123,232,371 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 2001 Annual Report to Shareowners. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 25, 2002, for its Annual Meeting of Shareowners to be held on April 26, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DELTA AIR LINES, INC.

Forward-Looking Information

Statements in this Form 10-K (or otherwise made by Delta or on Delta's behalf) which are not historical facts, including statements about Delta's estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or Delta's present expectations. Factors that could cause these differences include, but are not limited to:

1. the many effects on Delta and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

         - the adverse impact of the terrorist attacks on the demand for air travel;

         - the change in Delta's operations and higher costs resulting from new airline security directives, including the Aviation and Transportation Security Act;

         - the availability and cost of war risk and other insurance for Delta;

         - the extent to which Delta receives additional financial assistance under the Air Transportation Safety and System Stabilization Act;

         - the credit downgrades of Delta and other airlines by Moody's and Standard & Poor's, and the possibility of additional downgrades, to the extent it makes it more difficult and/or more costly for us to obtain financing;

         - potential declines in the values of the aircraft in Delta's fleet or facilities and related asset impairment charges;

         -        additional terrorist activity and/or war;

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

4. outcomes of negotiations on collective bargaining agreements and other labor issues;

5.       changes in the availability or cost of aircraft fuel or fuel hedges;

6. disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

7.       fluctuations in foreign currency exchange rates;

8. actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies;

9. the willingness of customers to travel generally, and with Delta specifically, which could be affected by factors such as Delta's and the industry's safety record; and

10.      the outcome of Delta's litigation.

Caution should be taken not to place undue reliance on Delta's forward-looking statements, which represent Delta's views only as of the date of this Form 10-K, and which Delta has no current intention to update.

                                     PART I

ITEM 1.  BUSINESS

General Description

         Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier that provides scheduled air transportation for passengers and freight throughout the United States and around the world. As of February 1, 2002, Delta (including its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. ("ASA") and Comair, Inc. ("Comair")) served 208 domestic cities in 45 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as well as 46 cities in 31 countries in Europe, Latin America, the Caribbean, Canada and Asia.

         Based on calendar 2001 data, Delta is the second-largest airline in terms of passengers carried, and third-largest as measured by operating revenues and revenue passenger miles flown. Delta is the largest U.S. airline across the transatlantic, offering the most daily flight departures, serving the largest number of nonstop markets and carrying more passengers than any other U.S. airline.

         For the year ended December 31, 2001, passenger revenues accounted for 93% of Delta's consolidated operating revenues. Cargo revenues and other sources accounted for 7% of the Company's consolidated operating revenues for that period. In 2001, Delta's operations in North America, the Atlantic, Latin America and the Pacific accounted for 81%, 13%, 4% and 2%, respectively, of its consolidated operating revenues.

         Delta is incorporated under the laws of the State of Delaware. Its principal executive offices are located at Hartsfield Atlanta International Airport in Atlanta, Georgia. Delta's telephone number is (404) 715-2600, and its Internet address is "delta.com".

Airline Operations

         An important characteristic of Delta's route network is its four hub airports in Atlanta, Cincinnati, Dallas/Ft. Worth and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. Delta's hub and spoke system also provides passengers with access to Delta's principal international gateways in Atlanta and New York
- John F. Kennedy International Airport ("JFK"). As briefly discussed below, other key characteristics of Delta's route network include its alliances with foreign airlines, the Delta Connection Program, the Delta Shuttle and Delta Express.

         International Alliances. Delta has formed bilateral and multilateral marketing alliances with foreign airlines to improve Delta's access to international markets. These arrangements can include codesharing, frequent flyer benefits, shared or reciprocal access to passenger lounges, joint advertising and other marketing agreements.

         Delta's international codesharing agreements enable Delta to market and sell seats to an expanded number of international destinations. Under codesharing arrangements, Delta and the foreign carriers publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to offer joint service with one aircraft rather than operating separate services with two aircraft. These arrangements typically allow Delta to sell seats on the foreign carrier's aircraft that are marketed under Delta's "DL" designator code and permit the foreign airline to sell seats on Delta's aircraft that are marketed under the foreign carrier's two-letter designator code. Delta has codeshare arrangements with Aerolitoral, Aeromexico, Air France, Air Jamaica, Alitalia, British European, China Airlines, China Southern, CSA Czech Airlines, El Al Israel Airlines, Korean Air, LAPA (Lineas Areas Privadas Argentinas), Royal Air Maroc and South African Airways.

         In June 2000, Delta, Aeromexico, Air France and Korean Air launched the SkyTeam global airline alliance. Alitalia and CSA Czech Airlines joined SkyTeam in 2001. SkyTeam links the route networks of the member airlines and offers enhanced customer service through codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations. In January 2002, Delta and its European SkyTeam partners received antitrust immunity from the U.S. Department of Transportation ("DOT"). The grant of antitrust immunity enables Delta and its European partners to offer a more integrated route network, and develop common sales, marketing and discount programs for customers.

         The Delta Connection Program. The Delta Connection Program is Delta's regional carrier service, which provides passengers in small and medium-sized cities with greater access to their destinations. It enables Delta to allocate larger aircraft to meet customer demand on longer-haul routes, while preserving its presence in smaller markets with regional jets.

         Delta has marketing arrangements with four regional carriers to operate regional jets and turboprop aircraft using Delta's "DL" code. ASA and Comair are wholly owned subsidiaries of Delta which operate all of their flights under Delta's code. Delta has marketing agreements with Atlantic Coast Airlines and SkyWest Airlines, which operate some of their flights using Delta's code. For information regarding Delta's agreements with Atlantic Coast Airlines and SkyWest Airlines, see Note 11 of the Notes to the Consolidated Financial Statements on page 43 of Delta's 2001 Annual Report to Shareowners, which is incorporated by reference.

         Delta Shuttle. The Delta Shuttle is the Company's high-frequency service targeted to Northeast business travelers. It provides nonstop, hourly service between New York - La Guardia Airport (Marine Air Terminal) and both Boston - Logan International Airport and Washington, D.C. - Ronald Reagan National Airport.

         Delta Express. Delta Express is the Company's low-fare, leisure-oriented service which provides flights from certain cities in the Northeast and Midwest to four Florida destinations.

September 11, 2001 Terrorist Attacks

         On September 11, 2001, four commercial aircraft were hijacked by terrorists and crashed into The World Trade Center in New York City, the Pentagon in northern Virginia and a field in

Pennsylvania. These attacks resulted in an overwhelming loss of life and extensive property damage. Immediately after the terrorist attacks, the Federal Aviation Administration ("FAA") closed U.S. airspace, prohibiting all flights to, from and within the United States. Airports reopened on September 13, 2001, except for Washington, D.C. - Ronald Reagan National Airport, which partially reopened on October 4, 2001.

         When flights were permitted to resume, Delta's passenger traffic and yields were significantly lower than before the attacks. Additionally, new security directives required by the FAA increased Delta's costs and reduced its ability to continue its pre-September 11, 2001 schedule. Due to the significant reduction in traffic, Delta reduced its scheduled network capacity by 16%, effective November 1, 2001. In making these capacity reductions, Delta's goals were to keep its route network intact and to minimize the impact on its customers, while achieving significant cost reductions. Accordingly, Delta focused on (1) reducing operations on high-frequency routes with high potential for recapturing traffic; (2) suspending winter service in seasonal markets; (3) reducing international flying; (4) decreasing Delta Express capacity; and (5) using regional jets to maintain presence and to provide mainline connecting traffic.

         On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Stabilization Act"), which is intended to preserve the viability of the U.S. air transportation system. Among other things, the Stabilization Act (1) provides for payments from the U.S. Government totaling $5 billion to compensate U.S. air carriers for losses incurred from September 11, 2001 through December 31, 2001 as a result of the September 11 terrorist attacks; and (2) authorizes, subject to certain conditions, the issuance of federal loan guarantees totaling up to $10 billion to U.S. air carriers.

         For additional information about the September 11 terrorist attacks and the Stabilization Act, see "Business Environment" and "Outlook" on pages 12-13, and Note 2 of the Notes to the Consolidated Financial Statements on pages 32-33, of Delta's 2001 Annual Report to Shareowners, which are incorporated by reference.

Seasonality and Other Factors that Impact Demand for Air Travel

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

Regulatory Matters

         The DOT and the FAA exercise regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier which the DOT finds "fit" to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Except for constraints imposed by Essential Air Service regulations, which are applicable to certain small communities, airlines may terminate service to a city without restriction.

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

         Delta is also subject to various other federal, state, local and foreign laws and regulations. The U.S. Department of Justice has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters are regulated by various federal, state, local and foreign governmental entities.

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

         Certain of Delta's international route authorities are subject to periodic renewal requirements. Delta requests extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance of this result. Dormant authority may not be renewed in some cases, especially where another U.S. carrier indicates a willingness to provide service.

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

         Delta regularly monitors competitive developments in the airline industry, and evaluates its strategic alternatives. These strategic alternatives include, among other things, internal growth, codesharing arrangements, marketing alliances, joint ventures, and mergers and acquisitions. Delta's evaluations involve internal analysis and, where appropriate, discussions with third parties.

Airport Access

         Operations at four major United States airports and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at, or take off from, the particular airport during a specified time period.

         In the United States, the FAA currently regulates slot allocations at O'Hare International Airport in Chicago, JFK and La Guardia Airport in New York and Ronald Reagan National Airport in Washington, D.C. Delta's operations at those four airports generally require slot allocations. Under legislation enacted by Congress, slot rules will be phased out at O'Hare International Airport on July 1, 2002, and at JFK and La Guardia Airport by 2007.

         Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Possible Legislation or DOT Regulation

         A number of Congressional bills and proposed DOT regulations have been considered in recent years to address airline competition issues. Some of these proposals would require large airlines with major operations at certain airports to divest or make available to other airlines slots, gates, facilities and other assets at those airports. Other measures would limit the service or pricing responses of major carriers that appear to target new entrant airlines. These proposals, if enacted, could negatively impact Delta's ability to respond to competitive actions by other airlines.

Computer Reservations System Partnership

         Delta owns 40% of WORLDSPAN, L.P. ("WORLDSPAN"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines and American Airlines own 34% and 26%, respectively, of WORLDSPAN.

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

Fuel

         Delta's results of operations can be significantly impacted by changes in the price and availability of jet fuel. The following table shows Delta's jet fuel consumption and costs for 1999-2001.

                         Gallons Consumed            Cost (1)            Average Price         Percent of Operating
      Year                  (Millions)              (Millions)          Per Gallon (1)            Expenses (2)
                     -------------------------    ---------------     --------------------   ------------------------
      1999                    2,779                   $1,421                51.13(cent)              11%
      2000                    2,922                    1,969                67.38                    13
      2001                    2,649                    1,817                68.60                    12

-------------

1. Net of fuel hedge gains under Delta's fuel hedging program.

2. Excludes compensation recognized in 2001 under the Air Transportation Safety and System Stabilization Act and asset writedowns and other nonrecurring items in 1999, 2000 and 2001.

         Aircraft fuel expense decreased 8% in 2001 compared to 2000. The average fuel price per gallon rose 2% to 68.60(cent). Total gallons consumed decreased 9% due primarily to the decrease in flights resulting from the September 11 terrorist attacks and the Comair pilot strike, as well as fuel efficiencies realized from Delta's fleet renewal efforts. Delta's fuel cost in 2001 and 2000 is shown net of fuel hedge gains of $299 million and $684 million, respectively. Approximately 58% and 67% of Delta's aircraft fuel requirements were hedged during 2001 and 2000, respectively.

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

         Delta periodically enters into heating oil derivative contracts, such as forwards and options, to manage the risk associated with changes in aircraft fuel prices. Information regarding Delta's fuel hedging program is set forth under "Aircraft Fuel Price Risk" on page 22, and under "Fuel Hedge Contracts" in
Note 4 of the Notes to the Consolidated Financial Statements on pages 35-36, of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

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

Employee Matters

         Railway Labor Act. Delta's relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board ("NMB") an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB's usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation.

         Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request the NMB to appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self help," unless the President of the United States appoints a Presidential Emergency Board ("PEB") to investigate and report on the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in "self help." "Self help" includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent "self help" by enacting legislation which, among other things, imposes a settlement on the parties.

         Collective Bargaining. At December 31, 2001, Delta, ASA and Comair had a total of 76,273 full-time equivalent employees. Approximately 18% of these employees are represented by unions. The following table presents certain information concerning the union representation of domestic employees of Delta, ASA and Comair.

                                                                                                AMENDABLE DATE OF
                                 APPROXIMATE NUMBER OF                                        COLLECTIVE BARGAINING
      EMPLOYEE GROUP             EMPLOYEES REPRESENTED                   UNION                      AGREEMENT
---------------------------- ----------------------------- --------------------------------- -------------------------
Delta Pilots                              9,000             Air Line Pilots Association,       May 2005
                                                            International
Delta Flight                                220             Professional Airline Flight        December 2004
Superintendents                                             Control Association
Delta Pilot Ground                          150             Transport Workers Union of         Initial contract in
Training Instructors                                        America                            negotiation
ASA Pilots                                1,370             Air Line Pilots Association,       September 2002
                                                            International
ASA Flight Attendants                       610             Association of Flight              September 2003
                                                            Attendants
ASA Flight Dispatchers                       50             Professional Airline Flight        April 2006
                                                            Control Association
Comair Pilots                             1,300             Air Line Pilots Association,       May 2006
                                                            International
Comair Maintenance                          400             International Association of       May 2004
Employees                                                   Machinists and Aerospace
                                                            Workers
Comair Flight Attendants                    700             International Brotherhood of       Initial contract in
                                                            Teamsters                          negotiation

         Delta is in collective bargaining negotiations with the Transport Workers Union of America ("TWU"), which represents Delta's approximately 150 pilot ground training instructors. Comair is in negotiations with the International Brotherhood of Teamsters ("IBT"), which represents Comair's approximately 700 flight attendants. The NMB appointed a mediator to participate in the Delta/TWU negotiations in January 2001 and the Comair/IBT negotiations in April 2000. The outcome of these collective bargaining negotiations cannot presently be determined.

         On February 1, 2002, Delta's approximately 19,000 flight attendants rejected union representation by a 71% to 29% margin. The NMB is investigating charges of interference filed against Delta by the union. Delta believes these charges are without merit.

         Labor unions are engaged in organizing efforts to represent various groups of employees of Delta, ASA and Comair who are not represented for collective bargaining purposes. The outcome of these organizing efforts cannot presently be determined.

         Staffing Reduction Program. Due to the significant reduction in traffic following the September 11, 2001 terrorist attacks, Delta reduced its scheduled capacity by 16% effective November 1, 2001. As a result of these capacity reductions, Delta reduced its staffing levels by approximately 11,000 employees across all major work groups at December 31, 2001. Approximately 10,000 Delta employees participated in one of Delta's voluntary programs, which include leaves of absence, severance and an early retirement program. Involuntary reductions are expected to affect approximately 1,700 employees, which includes the furlough of approximately 1,400 pilots. Approximately 400 pilot furloughs occurred in 2001 and approximately 1,000 are expected to occur in 2002.

         On November 1, 2001, the Air Line Pilots Association, International ("ALPA"), the union representing Delta pilots, filed a grievance asserting that Delta's plan to furlough approximately 1,400 pilots is not permitted under the collective bargaining agreement between Delta and ALPA. The collective bargaining agreement generally provides that no pilot on the seniority list as of July 1, 2001 will be placed on furlough, unless the furlough is caused by a circumstance beyond Delta's control, as defined in that agreement. In accordance with the collective bargaining agreement, the grievance will be decided by a neutral arbitrator. Delta believes that its planned pilot furloughs are caused by a circumstance beyond Delta's control within the meaning of the collective bargaining agreement and, therefore, that the grievance is without merit.

Environmental Matters

         The Airport Noise and Capacity Act of 1990 (the "ANCA") recognizes the rights of operators of airports with noise problems to implement local noise abatement procedures so long as such procedures do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. It generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While Delta has had sufficient scheduling flexibility to accommodate local noise restrictions in the past, Delta's operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.

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

         Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to certain Superfund Sites, and has entered into consent decrees regarding some of these sites. Delta's alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site. Delta is aware of soil and/or ground water contamination present on its current or former leaseholds at several domestic airports; to address this contamination, the Company has a program in place to investigate and, if appropriate, remediate these sites. Delta believes that the resolution of these matters is not likely to have a material adverse effect on its consolidated financial statements.

Frequent Flyer Program

         Delta has a frequent flyer program offering incentives to increase travel on Delta. This program allows participants to accrue mileage for travel awards while flying on Delta, the Delta Connection carriers and participating airlines. Mileage credit may also be accrued by the use of certain services offered by program partners such as credit card companies, hotels and car rental agencies. Delta reserves the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

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

         Delta accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed. The estimated incremental cost is based on Delta's system average cost per passenger for fuel, food and other direct passenger costs; it does not include any contribution to overhead or profit. Delta does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. Delta believes this is appropriate because the large majority of these participants are not expected to earn a free flight award. Delta does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to Delta is negligible.

         Delta estimated the potential number of round-trip flight awards outstanding under its frequent flyer program to be 11.2 million at December 31, 1999, 12.2 million at

December 31, 2000 and 13.1 million at December 31, 2001. Of these earned awards, Delta expected that approximately 8.4 million, 9.2 million and 9.6 million, respectively, would be redeemed. At December 31, 1999, 2000 and 2001, Delta had recorded a liability for these awards of $179 million, $199 million and $226 million, respectively. The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; or (2) be redeemed for something other than a free trip.

         Frequent flyer program participants flew 2.1 million, 2.3 million and
2.4 million free round-trips on Delta in 1999, 2000 and 2001, respectively. These round-trips accounted for approximately 7% of the total passenger miles flown for 1999 and 2000 and approximately 8% for 2001. Delta believes that the low percentage of free passenger miles and the restrictions applied to free travel awards minimize the displacement of revenue passengers.

Civil Reserve Air Fleet Program

         Delta is a participant in the Civil Reserve Air Fleet Program pursuant to which the Company has agreed to make available, during the period beginning October 1, 2001 and ending September 30, 2002, up to 88 of its international range aircraft for use by the United States military under certain stages of readiness related to national emergencies.

ITEM 2.           PROPERTIES

Flight Equipment

         Information relating to Delta's aircraft fleet is set forth in Notes 10 and 11 of the Notes to the Consolidated Financial Statements on pages 42-43, and on page 59 (the inside back cover), of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

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

         Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of less than one year to thirty years or more, and contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports; these leases generally require Delta to pay the cost of providing, operating and maintaining such facilities. In addition to its Atlanta maintenance base, Delta's other major aircraft maintenance facilitates are located at Cincinnati/Northern Kentucky International Airport, Dallas/Ft. Worth International Airport, Salt Lake City International Airport and Tampa International Airport. Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in Note 10 of the Notes to the Consolidated Financial Statements on pages 42-43 of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

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

         The City of Atlanta, with the support of Delta and other airlines, has begun a ten year capital improvement program (the "CIP") at Hartsfield Atlanta International Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in December 2005), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated to cost approximately $5.4 billion. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. There is no assurance the CIP will be implemented on schedule and within budget, or that it will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact Delta's operations at Hartsfield Atlanta International Airport.

         During 2001, Delta entered into lease and financing agreements with the Massachusetts Port Authority ("Massport") for the redevelopment and expansion of Terminal A at Boston's Logan International Airport. The completion of this project will enable Delta to consolidate all of its domestic operations at that airport into one location. Construction is currently expected to begin in the March 2002 quarter and to be completed during 2005. Project costs will be funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. Delta agreed to pay the debt service on the bonds under a long-term lease agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service on the bonds. For additional information about these bonds, see Note 8 of the Notes to the Consolidated Financial Statements on pages 38-41 of Delta's 2001 Annual Report to Shareowners.

         In October 2000, Delta announced plans for a $1.6 billion terminal expansion and redevelopment project at JFK. As a result of the negative impact of the September 11 terrorist attacks on its business, Delta discontinued the terms of this particular project and is reviewing other projects at JFK which have a different scope and design.

ITEM 3.           LEGAL PROCEEDINGS

         Certain Antitrust Actions. In June 1999, two purported class action antitrust lawsuits were filed in the U.S. District Court for the Eastern District of Michigan against Delta, US Airways, Northwest Airlines and the Airlines Reporting Corporation, an airline-owned company that operates a centralized clearinghouse for travel agents to report and account for airline ticket sales.

         In the first case, the plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired with Delta in violation of
Section 1 of the Sherman Act to restrain competition and assist Delta in fixing and maintaining anticompetitive prices for air passenger service to and from its Atlanta and Cincinnati hubs; and (2) that Delta violated Section 2 of the Sherman Act by exercising monopoly power to establish such prices in an anticompetitive or exclusionary manner. The complaint asserts that, for purposes of plaintiffs' damages claims, the purported plaintiff class consists of all persons who purchased a Delta full-fare ticket between June 11, 1995 and the present on routes (1) that start or end at Delta's hubs in Atlanta or Cincinnati; (2) on which Delta has over a 50% market share; (3) that are longer than 150 miles; and (4) that have total annual traffic of over 30,000 passengers.

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

         In both cases, plaintiffs have requested a jury trial, and are seeking injunctive relief; costs and attorneys' fees; and unspecified damages, to be trebled under the antitrust laws. There is pending before the District Court in both cases (1) plaintiffs' motion for class action certification; and (2) Delta's and the other defendants' motions for summary judgment.

         In January 2002, a travel agent in North Carolina filed an amended purported class action lawsuit against numerous airlines, including Delta, in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States which sold tickets from September 1, 1997 to the present on any of the defendant airlines. The lawsuit alleges that Delta and the other airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. The plaintiff, who has requested a jury trial, is seeking injunctive relief; costs and attorneys' fees; and unspecified damages, to be trebled under the antitrust laws. Discovery has commenced and the case is currently set for trial in September 2002.

         Pilot Retirement Benefits Lawsuits. In February 2001, a retired and an active Delta pilot filed a purported class action lawsuit against the Delta Pilots Retirement Plan (the "Retirement Plan") in the U.S. District Court for the Southern District of Illinois. The Retirement Plan is sponsored and funded by Delta. The complaint (1) seeks to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) alleges that the calculation of the retirement benefits of the plaintiffs and the class violated the Retirement Plan and the Internal Revenue Code; and (3) seeks unspecified damages which plaintiffs state they believe to be in excess of $1 billion. In March 2001, the District Court dismissed this lawsuit without prejudice for lack of venue. Plaintiffs have appealed to the U.S. Court of Appeals for the Seventh Circuit.

         During the June 2001 quarter, Delta, the Retirement Plan and related nonqualified pilot retirement plans sponsored and funded by Delta were named as defendants in five purported class action lawsuits filed in federal district courts in California, Massachusetts, Ohio, New Mexico and New York. These cases, which assert claims that are substantially similar to the claims set forth in the lawsuit described in the preceding paragraph, seek unspecified damages. In October 2001, the Judicial Panel on Multidistrict Litigation granted Delta's motion to transfer these cases to the U.S. District Court for the Northern District of Georgia for coordinated or consolidated pretrial proceedings.

         Travel Voucher Lawsuit. In May 2000, an individual filed an amended class action lawsuit against Delta in the Circuit Court of Jackson County, Missouri on behalf of all persons who relinquished their seats on an overbooked Delta flight in exchange for a travel voucher that may be redeemed for a round-trip, economy class Delta ticket. The complaint asserts claims for fraud, breach of contract and unjust enrichment. It alleges, among other things, that Delta failed to disclose that it limits the number of seats on each flight that may be obtained by redeeming travel vouchers. The plaintiff, who has requested a jury trial, is seeking unspecified damages. In September 2001, the Circuit Court
(1) granted the plaintiff's motion for class action certification; and (2) denied Delta's motion for summary judgment.

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

         For a discussion of certain environmental matters, see "ITEM 1. Business - Environmental Matters" on pages 11-12 of this Form 10-K.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning Delta's executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of Delta's executive officers.

Leo F. Mullin              Chairman of the Board and Chief Executive Officer,
                           January 2000 to date; Chairman of the Board, President and Chief Executive Officer, October 1999 to January 2000; President and Chief Executive
                           Officer, August 1997 to October 1999. Mr. Mullin was
                           Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to
                           August 1997. He was an executive of First Chicago
                           Corporation from 1981 to 1995, serving as that company's President and Chief Operating Officer from
                           1993 to 1995, and as Chairman and Chief Executive
                           Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Age 59.

Frederick W. Reid          President and Chief Operating Officer, May 2001 to
                           date; Executive Vice President and Chief Marketing
                           Officer, July 1998 to May 2001. Mr. Reid was an executive of Lufthansa German Airlines from 1991 to June 1998, serving as President and Chief Operating
                           Officer from April 1997 to June 1998, as Executive
                           Vice President from 1996 to March 1997, and as Senior
                           Vice President, The Americas, from 1991 to 1996. Age
                           51.

M. Michele Burns           Executive Vice President and Chief Financial Officer,
                           August 2000 to date; Senior Vice President - Finance and Treasurer, February 2000 to August 2000; Vice
                           President - Finance and Treasurer, September 1999 to
                           February 2000; Vice President - Corporate Tax,
                           January 1999 to September 1999. Ms. Burns was a partner at Arthur Andersen LLP from 1991 to January
                           1999. Age 44.

Robert L. Colman           Executive Vice President - Human Resources, October
                           1998 to date. Mr. Colman was an executive for the General Electric Corporation from October 1993 to
                           October 1998, serving as Vice President - Human
                           Resources for General Electric Aircraft Engines
                           Business. Age 56.

Vicki B. Escarra           Executive Vice President and Chief Marketing Officer,
                           May 2001 to date; Executive Vice President - Customer
                           Service, July 1998 to May 2001; Senior Vice President
                           - Airport Customer Service, November 1996 through
                           June 1998; Vice President - Airport Customer Service,
                           August 1996 through October 1996; Vice President -
                           Reservation Sales and Distribution Planning, May 1996 through July 1996; Vice President - Reservation
                           Sales, November 1994 to May 1996. Age 49.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Information required by this item is set forth under "Common Stock" and "Market Prices and Dividends" on page 58 of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

         Under the Delta Air Lines, Inc. Directors' Deferred Compensation Plan ("Plan"), members of Delta's Board of Directors may defer for a specified period all or any part of their cash compensation earned as a director. A participating director may choose an investment return on the deferred amount from the investment return choices available under the Delta Family-Care Savings Plan, a qualified defined contribution pension plan for eligible Delta personnel. One of the investment return choices under the Delta Family-Care Savings Plan is a fund invested primarily in Delta's common stock ("Delta Common Stock Fund"). During the quarter ended December 31, 2001, participants in the Plan deferred $35,500 in the Delta Common Stock Fund investment return choice (equivalent to 1,213 shares of Delta common stock at prevailing market prices). These transactions were not registered under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of that Act.

ITEM 6.           SELECTED FINANCIAL DATA

         Information required by this item is set forth on pages 56-57 of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12-23, and in the related "Glossary of Defined Terms" on page 11, of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is set forth under "Market Risks Associated With Financial Instruments" on pages 21-23, and in Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements on pages 33-37, respectively, of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on pages 24-54, and in "Report of Independent Public Accountants" (which includes an explanatory paragraph that describes an accounting change discussed in Note 4 of the Notes to the Consolidated Financial Statements) on page 55, of Delta's 2001 Annual Report to Shareowners, and is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Audit Committee of Delta's Board of Directors annually considers and recommends to the Board the selection of Delta's independent public accountants. As recommended by Delta's Audit Committee, Delta's Board of Directors on March 6, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as Delta's independent public accountants and engaged Deloitte & Touche LLP to serve as Delta's independent public accountants for 2002. The appointment of Deloitte & Touche LLP is subject to ratification by Delta's shareowners at the 2002 annual meeting scheduled for April 26, 2002.

         Andersen's reports on Delta's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on Delta's consolidated financial statements for 2001 does not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

         During Delta's two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Delta's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

         Delta provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 to this Form 10-K is a copy of Andersen's letter stating its agreement with such statements.

         During Delta's two most recent fiscal years and through March 6, 2002, Delta did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Delta's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under "Certain Information About Nominees" on pages 7-8, and under "Section 16 Beneficial Ownership Reporting Compliance" on page 32, of Delta's Proxy Statement dated March 25, 2002, and is incorporated by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

         Information required by this item is set forth under "Compensation of Directors" on pages 10-11, under "Compensation Committee Interlocks and Insider Participation" on page 11, and on pages 19-26 (excluding the Stock Performance Graph on p. 26), of Delta's Proxy Statement dated March 25, 2002, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item is set forth under "Beneficial Ownership of Securities" on pages 12-14 of Delta's Proxy Statement dated March 25, 2002, and is incorporated by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedule on page 24 of this Form 10-K.

         (3). The exhibits required by this item are listed in the Exhibit Index on pages 29-32 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.2 to 10.16 in the Exhibit Index.

(b). During the quarter ended December 31, 2001, Delta filed the following Current Reports on Form 8-K, all of which were under Item 5 - Other Events and Regulation FD Disclosure:

         - A Form 8-K dated October 16, 2001 to file certain exhibits to Delta's Registration Statement on Form S-3 (File No. 333-65218);

         - A Form 8-K dated November 1, 2001 regarding Delta's September 2001 quarter financial results;

         - A Form 8-K dated December 4, 2001 regarding amendments to certain of Delta's credit agreements and the downgrade of the credit rating of Delta's senior unsecured debt; and

         - A Form 8-K dated December 21, 2001 regarding, among other things, a letter from Delta to certain investors and analysts concerning Delta's expected financial performance for the December 2001 quarter and a downgrade of the credit ratings of certain of Delta's debt securities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

                                     DELTA AIR LINES, INC.

                                     By: /s/ Leo F. Mullin
                                         --------------------------------------
                                         Leo F. Mullin
                                         Chairman of the Board and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


         Signature                                   Title
         ---------                                   -----



Edwin L. Artzt*                                    Director
---------------------------
Edwin L. Artzt



James L. Broadhead*                                Director
---------------------------
James L. Broadhead



Edward H. Budd*                                    Director
---------------------------
Edward H. Budd



/s/ M. Michele Burns                      Executive Vice President and
---------------------------                  Chief Financial Officer
M. Michele Burns                    (Principal Financial Officer and Principal
                                               Accounting Officer)



R. Eugene Cartledge*                                Director
---------------------------
R. Eugene Cartledge

        Signature                                    Title
        ---------                                    -----


Mary Johnston Evans*                                Director
---------------------------
Mary Johnston Evans


George M.C. Fisher*                                 Director
---------------------------
George M.C. Fisher


David R. Goode*                                     Director
---------------------------
David R. Goode


Gerald Grinstein*                                   Director
---------------------------
Gerald Grinstein


/s/ Leo F. Mullin                          Chairman of the Board and Chief
---------------------------                     Executive Officer
Leo F. Mullin                              (Principal Executive Officer)


John F. Smith, Jr.*                                 Director
---------------------------
John F. Smith, Jr.


Joan E. Spero*                                      Director
---------------------------
Joan E. Spero


Andrew J. Young*                                    Director
---------------------------
Andrew J. Young


*By: /s/ Leo F. Mullin                           Attorney-In-Fact
     ----------------------
     Leo F. Mullin

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 55 of Delta's 2001 Annual Report to Shareowners.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Delta's 2001 Annual Report to Shareowners:

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareowners' Equity for the years ended December 31, 2001, 2000 and 1999

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

   Schedule
    Number

      II Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999


All other schedules have been omitted as not applicable.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Delta Air Lines, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Delta Air Lines, Inc.'s annual report to shareowners incorporated by reference in this Form 10-K and have issued our report thereon dated January 23, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 23, 2002

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                              (Amounts in Millions)


                       Column A                                Column B                 Column C             Column D      Column E

                                                                                          Additions
                                                                          ---------------------------------
                                                              Balance at     Charged to   Charged to Other               Balance at
                                                             Beginning of    Costs and        Accounts-     Deductions-    End of
                      Description                               Period        Expenses         Describe      Describe      Period
                      -----------                           --------------  ------------- ----------------- ------------  ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:
     Allowance for uncollectible accounts receivable              $ 31            $18            -            $(6) (a)       $ 43

RESERVE FOR RESTRUCTURING AND
OTHER NONRECURRING CHARGES:                                       $ 56           $115            -             (50)(b)       $ 121

(a) Represents write-off of accounts considered to be uncollectible, less collections.
(b)      Represents payments made.

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              (Amounts in Millions)


                       Column A                                Column B                 Column C             Column D      Column E

                                                                                          Additions
                                                                          ---------------------------------
                                                              Balance at     Charged to   Charged to Other               Balance at
                                                             Beginning of    Costs and        Accounts-     Deductions-    End of
                      Description                               Period        Expenses         Describe      Describe      Period
                      -----------                           --------------  ------------- ----------------- ------------  ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE ASSET
TO WHICH IT APPLIES:
     Allowance for uncollectible accounts
       receivable                                               $ 39            $ 15              --          $ (23)(a)     $ 31

RESERVE FOR RESTRUCTURING AND OTHER NONRECURRING CHARGES:
                                                                $ 41            $ 22              --          $  (7)(b)     $ 56

(a) Represents write-off of accounts considered to be uncollectible, less collections.
(b)      Represents payments made.

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                              (Amounts in Millions)

                       Column A                                Column B               Column C              Column D      Column E

                                                                                      Additions
                                                                          ---------------------------------
                                                              Balance at     Charged to   Charged to Other               Balance at
                                                             Beginning of    Costs and        Accounts-     Deductions-    End of
                      Description                               Period        Expenses         Describe      Describe      Period
                      -----------                           --------------  ------------- ----------------- ------------  ----------
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:

     Allowance for uncollectible accounts receivable
                                                                 $ 39           $ 17             --            $ (17) (a)    $ 39

RESERVE FOR RESTRUCTURING AND OTHER NONRECURRING CHARGES:
                                                                 $ 39           $ 21             --            $ (19) (b)    $ 41

(a) Represents write-off of accounts considered to be uncollectible, less collections.
(b)      Represents payments made.

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

         4.10 Second Amendment dated as of November 9, 2001, to Credit Agreement dated as of May 2, 1997, by and among Delta, Certain Banks and Bank of America, N.A., successor to NationsBank, N.A. (South), as Agent Bank (Filed as
Exhibit 99.1 to Delta's Current Report on Form 8-K dated December 4, 2001).*

         4.11. Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

         4.12. Amendment No. 1 dated July 27, 1999, to the Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.11 to Delta's Annual Report on Form 10-K for the year ended June 30, 1999).*

         4.13. Indenture of Trust dated as of August 1, 1993, among Delta, Fidelity Management Trust Company, as ESOP Trustee, and Wilmington Trust Company, as Trustee, relating to the Guaranteed Serial ESOP Notes (Filed as
Exhibit 4.12 to Delta's Annual Report on Form 10-K for the year ended June 30,
1993).*

         4.14. Indenture dated as of December 14, 1999, between Delta and The Bank of New York, as Trustee, relating to $500 million of 7.70% Notes due 2005, $500 million of 7.90% Notes due 2009 and $1 billion of 8.30% Notes due 2029. (Filed as Exhibit 4.2 to Delta's Registration Statement on Form S-4 (Registration No. 333-94991)).*

         Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

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

         10.6. Forms of Executive Retention Protection Agreements for Certain Officers (Filed as Exhibit 10.16 of Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

         10.7. Employment Agreement dated as of August 14, 1997, between Delta and Leo F. Mullin (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*

         10.8. Non-Qualified Stock Option Award Agreement dated October 27, 1999, between Delta and Leo F. Mullin under Delta's 1989 Stock Incentive Plan (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended June 30, 2000).*

         10.9. Employment Agreement dated June 5, 1998, between Delta and Frederick W. Reid (Filed as Exhibit 10.20 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.10. Employment Agreement dated September 17, 1998, between Delta and Robert L. Colman (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*

         10.11. 1991 Delta Excess Benefit Plan, The Delta Supplemental Excess Benefit Plan and Form of Senior Officer Excess Benefit Plan Agreement (Filed as
Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended June 30, 1992, and Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.12.   Directors' Deferred Compensation Plan, as amended (Filed as
Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*

         10.13. Directors' Charitable Award Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).*

         10.14.   Delta's Non-Employee Directors' Stock Plan (Filed as Exhibit
4.5 to Delta's Registration Statement on Form S-8 (Registration No. 33-65391)).*

         10.15. Delta's Non-Employee Directors' Stock Option Plan, as amended (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*

         10.16 Form of Award Agreement dated October 22, 1998 under Delta's Non-Employee Directors' Stock Option Plan (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).*

         10.17. Purchase Agreement No. 2022 between The Boeing Company and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31,
1998).*/**

         10.18. Purchase Agreement No. 2025 between The Boeing Company and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.19. Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between The Boeing Company and Delta (Filed as Exhibit 10.5 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.20. Aircraft General Terms Agreement between The Boeing Company and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         12. Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

         13.      Delta's 2001 Annual Report to Shareowners.

         16. Letter from Arthur Andersen LLP to the Securities and Exchange Commission.

         23.      Consent of Arthur Andersen LLP.

         24.      Powers of Attorney.
----------------------------
  *Incorporated by reference.
**Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta's request for confidential treatment.