Form 10-Q
period 2002-03-31
DELTA AIR LINES INC /DE/
filed 2002-05-14
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Yes [ X ]        No [   ]

Number of shares outstanding by each class of common stock,
as of April 30, 2002:

Common Stock, $1.50 par value – 123,232,576 shares outstanding

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

1.	the many effects on Delta and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

•	the adverse impact of the terrorist attacks on the demand for air travel;

•	the change in Delta’s operations and higher costs resulting from, and customer reaction to, new airline security directives, including the Aviation and Transportation Security Act;

•	the availability and cost of war risk and other insurance for Delta;

•	the extent to which Delta receives additional financial assistance under the Air Transportation Safety and System Stabilization Act;

•	the credit downgrades of Delta and other airlines by Moody’s Investors Service and Standard & Poor’s, and the possibility of additional downgrades, to the extent it makes it more difficult and/or more costly for us to obtain financing;

•	potential declines in the values of the aircraft in Delta’s fleet or facilities and related asset impairment charges;

•	additional terrorist activity and/or war;

2.	general economic conditions, both in the United States and in our markets outside the United States, including the extent of the weakening in the U.S. economy and the related decline in business and leisure travel;

3.	competitive factors in our industry, such as mergers and acquisitions, the airline pricing environment, international alliances, codesharing programs, and capacity decisions by competitors;

4.	outcomes of negotiations on collective bargaining agreements and other labor issues;

5.	changes in the availability or cost of aircraft fuel or fuel hedges;

6.	disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

7.	actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies;

8.	the willingness of customers to travel generally, and with Delta specifically, which could be affected by factors such as Delta’s and the industry’s safety record; and

9.	the outcome of Delta’s litigation.

     Caution should be taken not to place undue reliance on Delta’s forward-looking statements, which represent Delta’s views only as of May 14, 2002, and which Delta has no current intention to update.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.

Consolidated Balance Sheets
(In Millions, Except Share Data)

	March 31,	December 31,
ASSETS	2002	2001*

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,513	$2,210
Short-term investments	—	5
Accounts receivable, net of an allowance for uncollectible accounts of $27 at March 31, 2002 and $43 at December 31, 2001	562	368
Expendable parts and supplies inventories, net of an allowance for obsolescence of $130 at March 31, 2002 and $139 at December 31, 2001	184	181
Deferred income taxes	557	518
Fuel hedge contracts, at fair market value	120	55
Prepaid expenses and other	300	230

Total current assets	3,236	3,567

PROPERTY AND EQUIPMENT:
Flight equipment	20,182	19,427
Less: Accumulated depreciation	5,901	5,730

Flight equipment, net	14,281	13,697

Flight equipment under capital leases	382	382
Less: Accumulated amortization	271	262

Flight equipment under capital leases, net	111	120

Ground property and equipment	4,466	4,412
Less: Accumulated depreciation	2,439	2,355

Ground property and equipment, net	2,027	2,057

Advance payments for equipment	169	223

Total property and equipment, net	16,588	16,097

OTHER ASSETS:
Investments in debt and equity securities	65	96
Investments in associated companies	195	180
Cost in excess of net assets acquired, net	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization of $248 at March 31, 2002 and $246 at December 31, 2001	92	94
Restricted investments for Boston airport terminal project	463	475
Other noncurrent assets	974	1,004

Total other assets	3,881	3,941

Total assets	$23,705	$23,605

* Derived from the audited Consolidated Balance Sheet included in Delta's 2001 Annual Report.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Balance Sheets
(In Millions, Except Share Data)

	March 31,	December 31,
LIABILITIES AND SHAREOWNERS' EQUITY	2002	2001*

	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$189	$260
Short-term obligations	—	765
Current obligations under capital leases	32	31
Accounts payable and miscellaneous accrued liabilities	1,688	1,617
Air traffic liability	1,551	1,224
Income and excise taxes payable	859	1,049
Accrued salaries and related benefits	1,163	1,121
Accrued rent	195	336

Total current liabilities	5,677	6,403

NONCURRENT LIABILITIES:
Long-term debt	8,649	7,781
Long-term debt issued by Massachusetts Port Authority	498	498
Capital leases	63	68
Postretirement benefits	2,296	2,292
Accrued rent	774	781
Deferred income taxes	788	465
Other	478	464

Total noncurrent liabilities	13,546	12,349

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	506	519
Manufacturers’ and other credits	320	310

Total deferred credits	826	829

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 8)

EMPLOYEE STOCK OWNERSHIP PLAN
PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 6,170,640 shares issued and outstanding at March 31, 2002, and 6,278,210 shares issued and outstanding at December 31, 2001	444	452
Unearned compensation under employee stock ownership plan	(199)	(197)

Total Employee Stock Ownership Plan Preferred Stock	245	255

SHAREOWNERS’ EQUITY:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,892,746 shares issued at March 31, 2002 and 180,890,356 shares issued at December 31, 2001	271	271
Additional paid-in capital	3,267	3,267
Retained earnings	2,527	2,930
Accumulated other comprehensive income	71	25
Treasury stock at cost, 57,662,828 shares at March 31, 2002 and 57,644,690 shares at December 31, 2001	(2,725)	(2,724)

Total shareowners’ equity	3,411	3,769

Total liabilities and shareowners’ equity	$23,705	$23,605

* Derived from the audited Consolidated Balance Sheet included in Delta's 2001 Annual Report.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share Data)

	Three Months Ended
	March 31,

	2002	2001*

OPERATING REVENUES:
Passenger	$2,878	$3,598
Cargo	111	140
Other, net	114	104

	3,103	3,842
OPERATING EXPENSES:
Salaries and related costs	1,501	1,607
Aircraft fuel	339	514
Depreciation and amortization	281	324
Contracted services	263	257
Landing fees and other rents	203	198
Aircraft maintenance materials and outside repairs	185	187
Aircraft rent	178	188
Other selling expenses	145	179
Passenger commissions	107	141
Passenger service	94	114
Asset writedowns and other nonrecurring items	40	—
Other	202	248

Total operating expenses	3,538	3,957

OPERATING LOSS	(435)	(115)

OTHER INCOME (EXPENSE):
Interest expense, net	(141)	(86)
Loss from sale of investments	(3)	—
Fair value adjustments of SFAS 133 derivatives	(28)	(17)
Miscellaneous income (expense), net	5	(4)

	(167)	(107)

LOSS BEFORE INCOME TAXES	(602)	(222)
INCOME TAX BENEFIT	205	89

NET LOSS	(397)	(133)
PREFERRED STOCK DIVIDENDS	(4)	(3)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$(401)	$(136)

BASIC AND DILUTED LOSS PER SHARE	$(3.25)	$(1.11)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	123,244,160	123,030,903
DIVIDENDS PER COMMON SHARE	$0.025	$0.025

* Derived from the Consolidated Statement of Operations previously included in Delta's March 31, 2001 Form 10-Q.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Three Months Ended
	March 31,

	2002	2001*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397)	$(133)
Adjustments to reconcile net loss to cash provided by operating activities, net	(11)	286
Changes in certain assets and liabilities, net	446	143

Net cash provided by operating activities	38	296

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(704)	(633)
Ground property and equipment	(59)	(187)
Decrease in restricted investments	12	—
Decrease in short-term investments, net	5	239
Proceeds from sale of investments	24	—
Proceeds from sale of flight equipment	5	16
Other, net	(1)	(13)

Net cash used in investing activities	(718)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(118)	(11)
Issuance of long-term obligations	190	105
Cash dividends on common and preferred stock	(3)	(3)
Payments on notes payable, net	(78)	—
Redemption of preferred stock	(8)	(2)
Other, net	—	1

Net cash (used in) provided by financing activities	(17)	90

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(697)	(192)
Cash and cash equivalents at beginning of period	2,210	1,364

Cash and cash equivalents at end of period	$1,513	$1,172

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$98	$40
Income taxes	$(479)	$(79)
NON-CASH TRANSACTIONS:
Aircraft delivered under seller financing	$110	$—

* Derived from the Condensed Consolidated Statement of Cash Flows previously included in Delta's March 31, 2001 Form 10-Q.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended
	March 31,

Statistical Summary:	2002		2001

Revenue Passenger Miles (millions)	23,230		25,285
Available Seat Miles (millions) (1)	33,740		37,727
Passenger Mile Yield	12.39	¢	14.23	¢
Operating Revenue Per Available Seat Mile	9.20	¢	10.18	¢
Operating Cost Per Available Seat Mile	10.49	¢	10.49	¢
Operating Cost Per Available Seat Mile – Excluding (2)	10.37	¢	10.49	¢
Passenger Load Factor	68.85%		67.02%
Breakeven Passenger Load Factor	79.26%		69.16%
Breakeven Passenger Load Factor – Excluding (2)	78.30%		69.16%
Passengers Enplaned (thousands)	24,618		26,932
Revenue Ton Miles (millions)	2,673		2,977
Cargo Ton Miles (millions)	350		437
Cargo Ton Mile Yield	31.70	¢	31.93	¢
Fuel Gallons Consumed (millions)	599		696
Average Price Per Fuel Gallon, net of hedging gains	56.68	¢	73.81	¢
Number of Aircraft in Fleet, End of Period	832		829
Full-Time Equivalent Employees, End of Period	74,300		84,100

(1)	As a result of a pilot strike, Comair suspended its operations between March 26, 2001 and July 1, 2001. Accordingly, Comair had no Available Seat Miles (ASMs) during this period.

(2)	Calculation excludes unusual items as discussed for the applicable periods in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

1.     ACCOUNTING AND REPORTING POLICIES

Delta’s accounting and reporting policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements (pages 29-32) in our 2001 Annual Report to Shareowners (Annual Report) and in Notes 2 and 5 of this Form 10-Q. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our Annual Report. Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. We have reclassified certain prior period amounts to be consistent with the presentation of our current period financial statements.

Due to seasonal variations in the demand for air travel and other factors, operating results for the interim period are not necessarily indicative of operating results for the entire year.

2.     ADOPTION OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets"

We adopted SFAS 142 on January 1, 2002. This statement addresses financial accounting and reporting for goodwill and other intangible assets. Prior to January 1, 2002, accounting principles generally accepted in the United States (U.S. GAAP) required that goodwill be amortized over its estimated useful life, not to exceed 40 years. SFAS 142 requires that goodwill no longer be amortized. Instead, we will apply a fair market value-based impairment test to our goodwill at least annually. Goodwill is presented as cost in excess of net assets acquired in our Consolidated Balance Sheets.

SFAS 142 also redefines intangible assets and addresses their related amortization. As a result, we are required to evaluate our existing intangible assets to determine their useful lives. For those intangible assets determined to have indefinite lives, amortization has been discontinued and we will review these intangible assets at least annually for potential impairment using a fair market value-based impairment test. Intangible assets that have determinable useful lives will continue to be amortized on a straight-line basis over their remaining estimated useful lives.

The adoption of SFAS 142 resulted in a positive impact of $15 million, pretax, for the March 2002 quarter related to the discontinuance of amortization of existing goodwill and certain intangible assets. On an annual basis, we expect a total positive impact of approximately $61 million, pretax. The following tables show reconciliations of our reported net loss and loss per share to proforma net loss and loss per share for the quarters ended March 31, 2002 and 2001:

	For the Three Months Ended
	March 31,

	2002	2001

(in millions, except per share data)
Net loss	$(397)	$(133)
Add back: goodwill and international route amortization	—	15

Proforma net loss	$(397)	$(118)

	2002	2001

Basic and diluted earnings per share:
Net loss	$(3.25)	$(1.11)
Add back: goodwill and international route amortization	—	0.12

Proforma net loss	$(3.25)	$(0.99)

We are still evaluating the impact of this statement regarding potential goodwill impairment. We expect to complete the initial impairment test by June 30, 2002 and may record an impairment charge to goodwill if determined necessary based on the results of the test.

We believe that certain of our intangible assets have indefinite useful lives and upon adoption of SFAS 142, we discontinued amortization of these assets. Additionally, during the March 2002 quarter, we completed our initial test of potential impairment of indefinite-lived intangible assets, other than goodwill, which indicated no impairment of our current carrying value. The following tables present information about our intangible assets, other than goodwill, at March 31, 2002:

	As of March 31, 2002

(in millions)	Gross Carrying	Accumulated
	Amount	Amortization

Amortized Intangible Assets:
Leasehold and operating rights	$113	$(83)
Other	2	(1)

TOTAL	$115	$(84)

	Net Carrying
	Amount

Unamortized Intangible Assets:
International routes	$60
Other	1

TOTAL	$61

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We adopted SFAS 144 on January 1, 2002. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 amends accounting and reporting standards for the disposal of segments of a business and the accounting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not impact our Condensed Consolidated Financial Statements.

3.     SALE OF RECEIVABLES

During 1999, we entered into an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. We initially sold receivables having a fair value of $547 million to the subsidiary. In exchange for the receivables sold, we received cash and a subordinated promissory note. The amount of the promissory note fluctuates because it represents the portion of the purchase price payable for the volume of receivables sold. We retained servicing and record-keeping responsibilities for the receivables sold. The principal amount of the promissory note was $192 million at March 31, 2002, and is included in accounts receivable on our Consolidated Balance Sheets.

As part of the agreement, the subsidiary is required to pay fees to a third party based on the amounts invested by the third party. For the three months ended March 31, 2002, these fees were $1.2 million. These fees are included in other income (expense) under miscellaneous income (expense), net in our Consolidated Statements of Operations.

This agreement, as amended, expires on June 15, 2002. The third party may terminate the agreement, however, if Delta’s senior unsecured long-term debt is rated below Ba2 by Moody’s and below BB by Standard & Poor’s. If the agreement was terminated in these circumstances, we would be required to repurchase the outstanding receivables from the third party. If the agreement was terminated at March 31, 2002, we would have been required to repurchase outstanding receivables for $176 million.

Subsequent to September 11, 2001, Moody’s and Standard & Poor’s downgraded Delta’s senior unsecured long-term debt to Ba3 and BB, respectively. Moody’s ratings outlook for Delta is negative. Our senior unsecured long-term debt remains on credit watch for possible further downgrade by Standard & Poor’s.

For additional information regarding Delta’s sale of receivables, see Note 18 of the Notes to the Consolidated Financial Statements (page 52) in the Annual Report.

4.     MARKETABLE AND OTHER EQUITY SECURITIES

         priceline.com, Incorporated

At December 31, 2001, Delta’s equity interest in priceline.com, Incorporated (priceline) consisted of (1) 25,344 shares of Series B Redeemable Preferred Stock (Series B Preferred Stock); (2) a warrant to purchase up to 8.5 million shares of priceline common stock for $2.97 per share (2001 Warrant); (3) a warrant to purchase up to 4.7 million shares of priceline common stock for $4.72 per share (Amended 1999 Warrant); and (4) 1.3 million shares of priceline common stock. For additional information regarding the Series B Preferred Stock, the 2001 Warrant, the Amended 1999 Warrant and our priceline common stock, see Note 3 of the Notes to the Consolidated Financial Statements (pages 33-35) in our Annual Report.

During the March 2002 quarter, we (1) exercised the 2001 Warrant in part to purchase 4 million shares of priceline common stock, paying the exercise price by surrendering to priceline 11,875 shares of Series B Preferred Stock and (2) sold 3.9 million shares of priceline common stock on the open market, receiving $24 million in net proceeds. We recognized a $3 million loss related to these transactions in our Consolidated Statements of Operations for the March 2002 quarter.

On February 6, 2002, we received a dividend of 454,308 shares of priceline common stock related to our equity interest in the Series B Preferred Stock. We recorded other income of $1.8 million in our Consolidated Statements of Operations for the March 2002 quarter related to this dividend.

At March 31, 2002, Delta’s equity interest in priceline consisted of (1) 13,469 shares of Series B Preferred Stock; (2) the 2001 Warrant to purchase up to 4.5 million shares of priceline common stock; (3) the Amended 1999 Warrant to purchase up to 4.7 million shares of priceline common stock; and (4) 1.8 million shares of priceline common stock. At March 31, 2002, the carrying values of our holdings in Series B Preferred Stock and priceline common stock were $13 million and $9 million, respectively. The Series B Preferred Stock is accounted for as an available-for-sale debt security. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Series B Preferred Stock and the priceline common stock are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets and any change in fair market value is recorded in other comprehensive income (loss). The Series B Preferred Stock was initially recorded at face value, which has not changed during the March 2002 quarter. At March 31, 2002, the carrying value of the 2001 Warrant and the Amended 1999 Warrant totaled $24 million. The warrants are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets and any change in fair market value is recorded in the Consolidated Statements of Operations in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” For additional information regarding SFAS 133, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

5.     DERIVATIVE INSTRUMENTS

Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we record all derivative instruments on the balance sheet at fair market value and recognize certain non-cash changes in these fair market values in the Consolidated Statements of Operations. SFAS 133 applies to the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in other companies. For additional information regarding SFAS 133, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in the Annual Report.

The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows (in millions):

	Income (Expense)

	For the Three Months Ended
	March 31, 2002	March 31, 2001

Change in time value of fuel hedge contracts	$(24)	$(5)
Ineffective portion of fuel hedge contracts	2	(4)
Fair value adjustment of equity rights	(6)	(8)

Fair value adjustments of SFAS 133 derivatives, pretax	$(28)	$(17)

Total, net of tax	$(18)	$(11)

        Fuel hedging

At March 31, 2002, our fuel hedge contracts had an estimated short-term fair market value of $120 million. We had no long-term fuel hedge contracts at March 31, 2002. Unrealized gains of $71 million, net of tax, were recorded in accumulated other comprehensive income. For additional information regarding our fuel hedging policy, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in the Annual Report.

        Equity warrants and other similar rights

We own equity warrants and other similar rights in certain companies, primarily priceline. At March 31, 2002, the total fair market value of these rights was $27 million. The changes in fair market value of these rights are recorded in our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information regarding these equity interests, see Note 3 of the Notes to the Consolidated Financial Statements (pages 33-35) in our Annual Report and Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

6.     AIRCRAFT FLEET

Our total aircraft fleet, orders, options and rolling options at March 31, 2002 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet

						Rolling
Aircraft Type	Owned	Leased	Total	Orders	Options	Options

B-727-200	34	7	41	—	—	—
B-737-200	4	48	52	—	—	—
B-737-300	3	20	23	—	—	—
B-737-800	70	—	70	62	60	260
B-757-200	80	41	121	—	20	57
B-767-200	15	—	15	—	—	—
B-767-300/300ER	55	32	87	—	11	10
B-767-400	20	—	20	1	24	6
B-777-200	8	—	8	5	20	18
MD-11	8	7	15	—	—	—
MD-88	63	57	120	—	—	—
MD-90	16	—	16	—	—	—
EMB-120	41	7	48	—	—	—
ATR-72	4	15	19	—	—	—
CRJ-100/200	54	121	175	45	220	—
CRJ-700	2	—	2	55	165	—

Total	477	355	832	168	520	351

The table above reflects the following changes which occurred during the March 2002 quarter:

•	We accepted delivery of three B-737-800, two B-767-400, one B-777-200, fifteen CRJ-200 and two CRJ-700 aircraft.
•	We retired six B-727-200 aircraft.
•	We returned one CRJ-100 aircraft to active flight service after it was returned from a sublessee.

7.     PURCHASE COMMITMENTS AND LEASE OBLIGATIONS

        Purchase commitments

Future expenditures for aircraft and engines on firm order as of April 30, 2002 are estimated to be $5.4 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in billions)	Amount

Remainder of 2002	$0.8
2003	1.1
2004	1.7
2005	1.3
2006	0.5
After 2006	—

Total	$5.4

We have contract carrier agreements with two regional air carriers, Atlantic Coast Airlines and SkyWest Airlines, which expire in 2010. Under these agreements, we schedule certain aircraft that are operated by those airlines using Delta’s flight code, sell the seats on those flights and retain the related revenues. We pay those airlines an amount based on their cost of operating those flights plus a specified margin. In the March 2002 quarter, we paid these two carriers approximately $133 million. For additional information regarding our agreements with these two carriers, see Note 11 of the Notes to the Consolidated Financial Statements (page 43) in the Annual Report.

        Lease Obligations

The following table summarizes, as of March 31, 2002, our minimum rental commitments under capital leases and operating leases with initial or remaining terms in excess of one year:

Years Ending December 31,	Capital	Operating
(in millions)	Leases	Leases

Remainder of 2002	$32	$812
2003	30	1,240
2004	21	1,197
2005	14	1,177
2006	6	1,142
After 2006	10	8,068

Total minimum lease payments	113	$13,636

Less: Amounts of lease payments which represent interest	18

Present value of future minimum capital lease payments	95
Less: Current obligations under capital leases	32

Long-term capital lease obligations	$63

For additional information regarding our lease obligations and purchase commitments, see Notes 10 and 11, respectively, of the Notes to the Consolidated Financial Statements (pages 42-43) in the Annual Report.

8.     DEBT INSTRUMENTS

        1997 Bank Credit Agreement

Subject to our compliance with certain conditions, we may borrow up to a total of $625 million under this facility on an unsecured and revolving basis until May 1, 2002. Borrowings under this facility are available for general corporate purposes, may be prepaid by us at any time and currently bear interest at LIBOR plus a margin of 75 basis points. As of March 31, 2002, $625 million of borrowings were outstanding under the 1997 Bank Credit Agreement.

        Enhanced Equipment Trust Certificates (EETC) Financing

On January 25, 2002, we sold in a private placement $176 million principal amount of a new, subordinated tranche of the 2000-1 enhanced equipment trust certificates. The new Series D Certificates bear interest at 9.11% per year and are due on November 18, 2005.

        Other Financing Arrangements

On January 31, 2002, we entered into financing arrangements with a third party which provide us with up to $348 million of financing secured by 19 regional jet aircraft delivered from August 2001 through January 2002. These financing arrangements also provide us with an additional $157 million of secured financing for 10 regional jet aircraft delivered from February 2002 through April 2002. The terms of these financings are from 366 days to 18 months from the date of borrowing (subject to earlier repayment if permanent financing is obtained for these aircraft) at an interest rate based on LIBOR plus a margin. At March 31, 2002, $110 million was outstanding under these arrangements.

For additional information about our debt, see Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in our Annual Report. Additionally, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of events which occurred subsequent to March 31, 2002.

9.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains and losses on marketable equity securities and changes in the fair market value of certain derivative instruments which qualify for hedge accounting. Comprehensive loss, net of income taxes, totaled $351 million and $209 million for the three months ended March 31, 2002 and 2001, respectively. The differences between net loss and comprehensive loss for the quarters ended March 31, 2002 and 2001 are detailed in the following table:

(in millions)	March 31, 2002		March 31, 2001

Net loss		$(397)		$(133)
Realization of loss on marketable equity securities	$4		$—
Unrealized loss on marketable equity securities	(4)		(33)
Realization of gain on derivative securities	(21)		(106)
Unrealized gains on derivative instruments	95		15
Other	(1)		—

Total other comprehensive income (loss)	73		(124)
Income tax effect on other comprehensive income (loss)	(27)		48

Total other comprehensive income (loss), net of tax		46		(76)

Comprehensive loss, net of tax		$(351)		$(209)

As of March 31, 2002, we had recorded $113 million ($71 million net of tax) as total unrealized gains on open fuel hedge contracts in accordance with SFAS 133. Of that amount, we estimate that $71 million, net of tax, will be realized over the 12 months ending March 31, 2003. For additional information about the impact of SFAS 133 on our Consolidated Financial Statements, see Note 4 of the Notes to the Consolidated Financial

Statements (pages 35-36) in the Annual Report and Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

10.     SHAREOWNERS’ EQUITY

During the three months ended March 31, 2002, we issued a total of 2,390 shares of common stock under our broad-based employee stock option plans, Delta 2000 Performance Compensation Plan and the Non-Employee Directors’ Stock Plan.

11.     GEOGRAPHIC INFORMATION

Delta is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

	For the Three Months Ended
	March 31,

(in millions)	2002	2001

North America	$2,574	$3,213
Atlantic	364	418
Latin America	141	152
Pacific	24	59

Total	$3,103	$3,842

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

	For the Three Months Ended
	March 31,

	2002	2001

(in millions, except per share data)
BASIC AND DILUTED:
Net loss	$(397)	$(133)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(3)

Net loss available to common shareowners	$(401)	$(136)

Weighted average shares outstanding	123.2	123.0

Basic and diluted loss per share	$(3.25)	$(1.11)

13.     SUBSEQUENT EVENTS

          Enhanced Equipment Trust Certificates (EETC) Financing

On April 30, 2002, Delta issued, in a public offering, $1.1 billion aggregate principal amount of Pass Through Certificates, Series 2002-1 (Certificates), commonly referred to as an EETC financing. All certificates issued bear interest at rates ranging from 6.42% to 7.78% and require principal payments from 2003 to 2023. This financing is secured by 17 Boeing 737-800, 1 Boeing 757-200, 6 Boeing 767-400 and 8 Boeing 767-300ER aircraft owned by Delta. Additionally, Delta issued, in a private placement, $90 million principal amount of a subordinated tranche of Certificates to an affiliate of Delta. The net proceeds of this financing are available for general corporate purposes.

A portion of the net proceeds of the EETC financing discussed above was used to repay the $625 million of borrowings outstanding under the 1997 Bank Credit Agreement (discussed in Note 8). The outstanding balance is included in our Consolidated Balance Sheets in noncurrent liabilities at March 31, 2002 and in current liabilities at December 31, 2001. This balance has been reclassified to noncurrent liabilities at March 31, 2002 because the outstanding borrowings were repaid using proceeds from the issuance of long-term financing.

On December 12, 2001, Delta entered into an agreement under which Delta may borrow, prior to July 1, 2002, up to $935 million on a secured basis, subject to certain conditions. Available borrowings under this facility become due or are reduced, as applicable, on the earlier of (1) 366 days after the date of the borrowing or (2) Delta’s completion in 2002 of certain financings. The amount available under this facility was reduced to $759 million on January 25, 2002 following the sale by Delta of $176 million principal amount of its Pass Through Certificates, Series 2000-1D (discussed in Note 8). Upon completion of the EETC offering described in the paragraph above, this facility terminated. We had no outstanding borrowings under this facility. For additional information regarding the $935 million credit facility, see Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in the Annual Report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

     Our financial results for the three months ended March 31, 2002 were materially adversely affected by the continuing effects on our business of the terrorist attacks on the United States on September 11, 2001. See pages 12-13 of the Annual Report for information about the terrorist attacks; our significantly lower passenger traffic and yields since those attacks; the 16% reduction in scheduled capacity that we implemented on November 1, 2001 due to the significant reduction in post September 11 traffic; our employee staffing reductions resulting from the capacity reductions; and related matters.

     Our unaudited consolidated net loss was $397 million for the March 2002 quarter compared to a net loss of $133 million in the March 2001 quarter. Passenger revenues decreased 20%, reflecting an 8% decline in traffic and a 13% decline in yield. During the March 2001 quarter, our financial performance was materially adversely affected by the slowing U.S. economy and pilot labor issues at Delta and Comair.

Outlook

     We expect the nine months ending December 31, 2002 to be challenging. The events of September 11 continue to materially affect our revenues due to the decline in traffic and yield. While the business environment is slowly recovering, traffic and yield remain well below last year’s level with high yield business travel being particularly weak. The yield environment will be a determining factor in the pace of our recovery.

     We expect significant cost pressures to continue for the remainder of 2002. These include the following annual cost increases for 2002 compared to 2001: (1) an increase in pension expense due primarily to the decrease in the fair value of our pension plan assets resulting from the stock market decline and the Delta pilot contract ratified in June 2001; (2) an increase in interest expense primarily related to an increase in debt outstanding; (3) an increase in war and terrorism risk insurance premiums; and (4) an increase in security costs. We estimate total annual cost increases for 2002 compared to 2001 related to these items to be approximately $650 million to $700 million. For the twelve months ending December 31, 2002, we now expect to incur unusual operating costs of approximately $110 million related to the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions on November 1, 2001; this expectation is lower than our earlier estimates due to changes in pilot staffing requirements.

     We are currently working with other airlines and the U.S. government to develop a group insurance vehicle called Equitime to provide war and terrorism risk insurance protection for participating U.S. airlines. Equitime is intended to allow the U.S. airline industry to fund substantial war and terrorism risk insurance, relying on the federal government to reinsure for catastrophe liability protection until other viable insurance alternatives develop or Equitime becomes financially self-sufficient. Our current expectations of war and terrorism risk insurance premium increases for 2002 assume a mid-summer start up of Equitime. The start up of Equitime is contingent on (1) agreement with the Federal Aviation Administration for catastrophe reinsurance and (2) broad participation by U.S. airlines as investors/participants.

     To help offset the impact of revenue declines and cost pressures, we will continue our cost management initiatives. The primary elements of this program are (1) the reduction of our staffing levels; (2) capacity reductions, including the accelerated retirement of certain aircraft types; and (3) a detailed line item review of all other elements of our cost structure. In addition, we expect the elimination of travel agent base commissions for tickets sold in the U.S. and Canada to yield approximately $100 million to $150 million in savings in 2002.

     Due to the significant decline in traffic following the September 11 terrorist attacks, we grounded 50 aircraft. Seventeen of these aircraft have been retired and two have been returned to service. The pace of passenger revenue recovery will determine our mainline capacity plans for the remainder of the year, as well as impacting our cost estimates for that period.

     Based on the above, we expect to report a loss for the June 2002 quarter. We believe, however, that the June 2002 quarter loss will be significantly less than the net loss reported for the March 2002 quarter. Assuming traffic and yields continue to improve, we believe we may be profitable some time in the second half of 2002.

Three Months Ended March 31, 2002 and 2001

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $397 million for the March 2002 quarter ($3.25 diluted loss per share), compared to a net loss of $133 million ($1.11 diluted loss per share) in the March 2001 quarter.

     Excluding the unusual items described below, our net loss was $354 million in the March 2002 quarter ($2.90 diluted loss per share), compared to a net loss of $122 million ($1.02 diluted loss per share) in the March 2001 quarter.

Unusual Items

     Our results of operations for the March 2002 and March 2001 quarters include the following items, which are collectively referred to in this Form 10-Q as “unusual items.”

March 2002 Quarter

•	$40 million ($25 million net of tax, or $0.21 diluted earnings per share) for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also includes related requalification training and relocation costs for certain pilots.

•	a $28 million ($18 million net of tax, or $0.14 diluted earnings per share) charge for non-cash fair value adjustments of financial instruments accounted for under SFAS 133. These charges relate to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in other companies, primarily priceline. For additional information on SFAS 133, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

March 2001 Quarter

•	a $17 million ($11 million net of tax, or $0.09 diluted earnings per share) charge for non-cash fair value adjustments of financial instruments accounted for under SFAS 133.

Operating Revenues

     Operating revenues totaled $3.1 billion in the March 2002 quarter, a 19% decrease from $3.8 billion in the March 2001 quarter. Passenger revenues decreased 20% to $2.9 billion. Revenue passenger miles decreased 8% on a capacity decline of 11%, while passenger mile yield fell 13%. These decreases were primarily the result of the continuing effects of the terrorist attacks on September 11.

North American Passenger Revenues — North American passenger revenues fell 21% to $2.4 billion for the March 2002 quarter. Revenue passenger miles decreased 7% on a capacity decrease of 9%, while passenger mile yield decreased 15%. The decline in yield reflects a significant reduction in business traffic after September 11 and fare cuts for competitive reasons.

International Passenger Revenues — International passenger revenues decreased 15% to $474 million during the March 2002 quarter. Revenue passenger miles decreased 12% on a capacity decrease of 16%, while passenger mile yield fell 3%.

Cargo and Other Revenues — Cargo revenues fell $29 million to $111 million, or 21%, in the March 2002 quarter primarily due to the continuing effects of the September 11 terrorist attacks, including the implementation of new FAA restrictions on cargo. Cargo ton miles decreased 20%, and cargo ton mile yield decreased 1%. Other revenues increased $10 million to $114 million, or 10%, primarily due to joint marketing promotions, partially offset by a decrease in net contract carrier revenue.

Operating Expenses

     Operating expenses for the March 2002 quarter totaled $3.5 billion, an 11% decrease from $4.0 billion in the March 2001 quarter. Cost per available seat mile (CASM) remained flat at 10.49¢ and fuel price neutralized CASM grew 2.9% to 10.79¢. Excluding unusual items, operating expenses decreased 12%, CASM decreased 1.2% to 10.37¢, and fuel price neutralized CASM grew 1.7% to 10.67¢. Operating capacity decreased 11% to 34 billion available seat miles.

     Salaries and related costs totaled $1.5 billion in the March 2002 quarter, a 7% decrease from $1.6 billion in the March 2001 quarter. The decrease in salaries and related costs was a result of staffing reductions across all work groups which were implemented as a result of the capacity reductions made after September 11. This was partially offset by increased pension expense resulting from a decrease in the fair market value of pension plan assets due to the stock market decline and the Delta pilot contract that was ratified in June 2001.

     Aircraft fuel expense totaled $339 million during the March 2002 quarter, a 34% decrease from $514 million in the March 2001 quarter. The average fuel price per gallon fell 23% to 56.68¢. Total gallons consumed decreased 14% mainly due to our capacity reductions. Our fuel cost is shown net of fuel hedge gains of $21 million in the March 2002 quarter and $106 million in the March 2001 quarter. Approximately 72% and 52% of our aircraft fuel requirements were hedged during the March 2002 and 2001 quarters, respectively.

     Depreciation and amortization expense fell 13% due to the retirement of aircraft and our adoption on January 1, 2002 of SFAS 142, which requires that goodwill no longer be amortized. For additional information on this new accounting pronouncement, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Contracted services expense increased 2% due to an increase in security costs partially offset by decreases in contract work in other areas. Landing fees and other rents increased 3%. Aircraft maintenance materials and outside repairs expense decreased 1%. Aircraft rent expense fell 5% due mainly to a decrease in the number of leased aircraft. Other selling expenses decreased 19% due primarily to lower volumes of credit card and booking transactions resulting from capacity reductions.

     Passenger commissions expense declined 24%, primarily as a result of lower passenger demand and the continued development of lower cost distribution channels such as delta.com. Revenues from online channels accounted for approximately 17% of passenger revenue in the March 2002 quarter compared to 12% in the March 2001 quarter. Passenger service expense decreased 18% due to the discontinuance of meal service on certain flights and lower traffic. Other operating expenses decreased 19% primarily due to higher costs in 2001 related to a company-wide rollout of new uniforms, and decreases in 2002 in interrupted trip expenses, professional fees and fuel-related taxes which were partially offset by an increase in war and terrorism risk insurance.

Operating Loss and Operating Margin

     We incurred an operating loss of $435 million for the March 2002 quarter, compared to an operating loss of $115 million in the March 2001 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (14%) and (3%) for the March 2002 and March 2001 quarters, respectively.

     Excluding unusual items, we incurred an operating loss of $395 million for the March 2002 quarter, compared to an operating loss of $115 million in the March 2001 quarter. Operating margin excluding unusual items was (13%) and (3%) for the March 2002 and March 2001 quarters, respectively.

Other Income (Expense)

     Other expense in the March 2002 quarter was $167 million, compared to other expense of $107 million in the March 2001 quarter. This change is primarily attributable to a $55 million increase in interest expense, net, due to higher levels of debt outstanding.

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments totaled $1.5 billion at March 31, 2002, compared to $2.2 billion at December 31, 2001. Our principal sources and uses of cash during the three months ended March 31, 2002 are summarized below:

Sources:

•	Issued in a private placement $176 million principal amount of a new, subordinated tranche of enhanced equipment trust certificates.
•	Generated $38 million of cash from operations. This includes $160 million from a tax refund for 2001 as well as a one-time $300 million tax refund resulting from a new tax law.
•	Received $24 million from the sale of investments in priceline.

Uses:

•	Invested $704 million in flight equipment, including advance payments.
•	Used $118 million for payments on long-term debt and capital lease obligations.
•	Used $78 million for payments on notes payable.
•	Invested $59 million in ground property and equipment.

     Debt and capital lease obligations, including current maturities and short-term obligations, totaled $9.4 billion at both March 31, 2002 and December 31, 2001. Shareowners’ equity was $3.4 billion at March 31, 2002 and $3.8 billion at December 31, 2001. Our net debt-to-capital position, which includes implied debt from operating leases, was 82% at March 31, 2002 and 80% at December 31, 2001.

Working Capital Position

     As of March 31, 2002, we had a negative working capital position of $2.4 billion, compared to negative working capital of $2.8 billion at December 31, 2001. A negative working capital position is normal for us, typically due to our air traffic liability. The change in our working capital position since December 31, 2001 was primarily the result of a reclassification from short term to long term of $625 million of borrowings outstanding under the 1997 Bank Credit Agreement (see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q), an increase in accounts receivable and a decrease in taxes payable, partially offset by our $763 million investment in capital assets.

     During the March 2002 quarter we took the following actions to increase our liquidity:

•	Sold in a private placement $176 million principal amount of a new, subordinated tranche of the 2000-1 enhanced equipment trust certificates. The new Series D Certificates bear interest at 9.11% per year and are due on November 18, 2005.

•	Entered into financing arrangements with a third party which provide us with up to $348 million of financing secured by 19 regional jet aircraft delivered from August 2001 through January 2002. These financing arrangements also provide us with an additional $157 million of secured financing for 10 regional jet aircraft delivered from February 2002 through April 2002. At April 30, 2002, $157 million was outstanding under these arrangements. For additional information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     On April 30, 2002, we issued in a public offering, $1.1 billion aggregate principal amount of Pass Through Certificates, Series 2002-1 (Certificates), commonly referred to as an EETC financing. This financing is secured by 32 aircraft owned by Delta. Additionally, we issued, in a private placement, $90 million principal amount of a subordinated tranche of Certificates to an affiliate of Delta. A portion of the proceeds from the public offering was used to repay the $625 million of borrowings due under our 1997 Bank Credit Agreement. The remaining net proceeds of this financing are available for general corporate purposes. For additional information, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     We expect to meet our obligations as they become due through available cash, short-term investments, internally generated funds, borrowings and Stabilization Act compensation. Additionally, we have unencumbered assets available for use in potential financing transactions. We have not determined whether to apply for federal loan guarantees under the Stabilization Act. The deadline for filing a loan application under the Stabilization Act is June 28, 2002. While we expect there to be financing available to us on commercially reasonable terms, this cannot be assured.

Credit Ratings

     After September 11, 2001, both Moody’s and Standard & Poor’s downgraded the credit ratings of most airlines, including us. At March 31, 2002, our senior unsecured long-term debt was rated Ba3 by Moody’s and BB by Standard & Poor’s. Moody’s announced that its ratings outlook for us is negative. Standard & Poor’s stated that our debt securities remain on credit watch for possible further downgrade.

     The lowering of Delta’s credit ratings could negatively impact our ability to issue debt, to renew outstanding letters of credit which back certain of our obligations and to obtain certain financial instruments that we use in our fuel hedging program. It could also increase the cost of these transactions. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form
10-Q, we may be required to repurchase outstanding receivables that we sold to a third party if our senior unsecured long-term debt is rated below Ba2 by Moody’s and below BB by Standard & Poor’s. For additional information regarding our credit ratings, see page 19 of the Annual Report.

Commitments

     In accordance with U.S. GAAP, certain contractual commitments are included in our Consolidated Balance Sheets and discussed in the Notes to the Condensed Consolidated Financial Statements, while other contractual commitments are discussed in the Notes to the Condensed Consolidated Financial Statements. The following items are included in our Consolidated Balance Sheets:

•	Debt, totaling $9.3 billion. A portion of this debt is backed by letters of credit totaling $729 million which expire during 2003. For information regarding Delta’s debt, see Note 8 of the Notes to the Consolidated Financial Statements in the Annual Report and Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
•	Capital lease obligations, totaling $95 million, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     The following contractual commitments are discussed only in the Notes to the Condensed Consolidated Financial Statements:

•	Operating lease payments, totaling $14 billion, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. A portion of these obligations are backed by letters of credit totaling $104 million, discussed in Note 8 of the Notes to the Consolidated Financial Statements in the Annual Report.
•	Estimated future expenditures for aircraft and engines on firm order as of April 30, 2002, totaling $5.4 billion, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
•	Obligations under our contract carrier agreements with SkyWest Airlines and Atlantic Coast Airlines, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, which we estimate will total approximately $400 million for the nine months ending December 31, 2002.

•	Contingent repurchase obligations related to accounts receivable sold to a third party, discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. We periodically evaluate these estimates and assumptions, which are based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates.

     Critical accounting policies are defined as those that are both important to the portrayal of the company’s financial condition and results, and require management to exercise significant judgments. Our most critical accounting policies are briefly described on page 21 of the Annual Report. As a result of our adoption of a new accounting standard, we have the following addition to our critical accounting policies:

Goodwill and Other Intangible Assets

     On January 1, 2002 we adopted SFAS 142, which addresses financial accounting and reporting for goodwill and other intangible assets. To complete the impairment tests required by SFAS 142, we make assumptions about certain variables used to estimate the fair market value of our goodwill and certain intangibles. We also estimate the useful lives of certain of our other intangible assets. Changes to assumptions made in our fair market value-based impairment tests or in the estimated useful lives of our intangible assets may have a material effect on our financial statements. For additional information regarding our adoption of SFAS 142, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     Delta holds equity interests, including warrants and other similar rights, in certain companies, primarily priceline. Changes in the fair market value of our equity holdings could have a material impact on our earnings. For a discussion of changes in our equity interests in priceline during the March 2002 quarter, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     At March 31, 2002, the fair market value of our priceline Series B Preferred Stock was $13 million, the fair market value of our priceline 2001 Warrant was $14 million and the fair market value of our priceline Amended 1999 Warrant was $10 million. The fair market value of the warrants are primarily related to the price of the underlying common stock (see “Equity Securities Risk” on page 22 in our Annual Report for our equity risk exposure at December 31, 2001). A 10% decline in the price of priceline common stock would have had a $3 million impact on the fair market value of the warrants, which would be reflected in our non-operating earnings.

     Delta is subject to price risk associated with its jet fuel purchases. We manage this risk with our fuel hedging program. At April 30, 2002, Delta held fuel hedge contracts covering 53% of our projected aircraft fuel requirements for the nine months ending December 31, 2002 with an average hedge price of 62.5 cents per gallon. At April 30, 2002, Delta held fuel hedge contracts covering 57% of our projected aircraft fuel requirements for the three months ending June 30, 2002 with an average hedge price of 58.4 cents per gallon. We do not enter into fuel hedge contracts for speculative purposes. For additional information regarding our fuel hedging program, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in the Annual Report as well as Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     For additional information regarding Delta’s other exposures to market risks, see “Market Risks Associated With Financial Instruments” (pages 21-23), as well as Notes 3, 4 and 5 (pages 33-37) of the Notes to the Consolidated Financial Statements, in our Annual Report.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the “Company”) and subsidiaries as of March 31, 2002, and the related consolidated statement of operations and the condensed consolidated statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
April 19, 2002 (April 30, 2002 as to Note 13)

Item 5.    Other Information

Employee Matters

     Flight Attendant Representation Election. On February 1, 2002, Delta’s approximately 19,000 flight attendants rejected union representation by a 71% to 29% margin. The National Mediation Board is investigating charges of interference filed against us by the union. We believe these charges are without merit.

     Staffing Reduction Program. Due to the significant reduction in traffic following the September 11, 2001 terrorist attacks, Delta reduced its scheduled capacity by 16% effective November 1, 2001. As a result of these capacity reductions, Delta reduced its staffing levels by approximately 11,000 employees across all major work groups at December 31, 2001. Approximately 10,000 Delta employees participated in one of Delta’s voluntary programs, which include leaves of absence, severance and an early retirement program. Involuntary reductions are expected to affect approximately 1,700 employees, which includes the furlough of up to 1,400 pilots. Approximately 400 pilot furloughs occurred in 2001 and up to 1,000 are expected to occur in 2002.

     On November 1, 2001, the Air Line Pilots Association, International (“ALPA”), the union representing Delta pilots, filed a grievance asserting that Delta’s plan to furlough up to 1,400 pilots is not permitted under the collective bargaining agreement between Delta and ALPA. The collective bargaining agreement generally provides that no pilot on the seniority list as of July 1, 2001 will be furloughed unless the furlough is caused by a circumstance beyond Delta’s control, as defined in that agreement. In accordance with the collective bargaining agreement, the grievance was presented to a neutral arbitrator for a decision. On April 12, 2002, the arbitrator denied the grievance, ruling that the pilot furloughs were caused by a circumstance beyond Delta’s control as set out in the collective bargaining agreement. The arbitrator retained jurisdiction of this matter to consider any issues that might arise regarding the Company’s plans to continue the furloughs, or its obligation to implement reasonable mechanisms for recalling furloughed pilots, if the conditions existing as of September 11 are ameliorated to an extent that exceeds Delta’s original expectations.

     Other Matters. For information regarding our other employee matters, see “Employee Matters” on page 23 of the Annual Report and pages 9-11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Change in Independent Public Accountant

     During the March 2002 quarter, we changed independent public accountants. Our new accountants issued a review report for the unaudited Condensed Consolidated Financial Statements as of March 31, 2002 and for the three months then ended which are included in this Form 10-Q (page 29). Our prior independent public accountants issued an audit opinion for the Consolidated Financial Statements as of December 31, 2001 which are included in our Annual Report (page 55).

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1.	2002 Delta Excess Benefit Plan.

10.2.	2002 Delta Supplemental Excess Benefit Plan.

10.3.	Form of Excess Benefit Agreement.

12.	Computation of ratio of earnings to fixed charges.

15.	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

(b)	Reports on Form 8-K

     On January 11, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Matters and Regulation FD Disclosure, the completion on December 28, 2001 of its sale of $731 million principal amount of enhanced equipment trust certificates.

     On January 31, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, its financial results for the quarter and the year ended December 31, 2001.

     On March 8, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 4 — Changes in Registrant’s Certifying Accountant, that the Board of Directors decided to no longer engage Arthur Andersen LLP as Delta’s independent public accountants and, subject to ratification by Delta’s shareowners, engaged Deloitte & Touche LLP to serve as Delta’s independent public accountants for 2002.

     On March 19, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Matters and Regulation FD Disclosure, Delta’s expected financial performance for the March 2002 quarter.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

By: /s/ M. Michele Burns
M. Michele Burns
Executive Vice President
and Chief Financial Officer

May 14, 2002