Form 10-Q
period 2002-06-30
DELTA AIR LINES INC /DE/
filed 2002-08-13
CIK 27904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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
Yes    No

Number of shares outstanding by each class of common stock,
as of July 31, 2002:

Common Stock, $1.50 par value -123,257,398 shares outstanding

FORWARD-LOOKING STATEMENTS

         Statements in this Form 10-Q (or otherwise made by Delta or on Delta’s behalf) which are not historical facts, including statements about Delta’s estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or Delta’s present expectations. Factors that could cause these differences include, but are not limited to:

1.	the many effects on Delta and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

•	the adverse impact of the terrorist attacks on the demand for air travel;

•	the change in Delta’s operations and higher costs resulting from, and customer reaction to, new airline and airport security directives, including the Aviation and Transportation Security Act;

•	the availability and cost of war and terrorism risk and other insurance for Delta;

•	the credit downgrades of Delta and other airlines by Moody’s Investors Service and Standard & Poor’s, and the possibility of additional downgrades, to the extent it makes it more difficult and/or more costly for us to obtain financing;

•	potential declines in the values of the aircraft in Delta’s fleet or facilities and related asset impairment charges;

•	additional terrorist activity and/or war;

2.	general economic conditions, both in the United States and in our markets outside the United States;

3.	competitive factors in our industry, such as mergers and acquisitions, airline bankruptcies, the airline pricing environment, the growth of low cost carriers, international alliances, codesharing programs and capacity decisions by competitors;

4.	outcomes of negotiations on collective bargaining agreements and other labor issues;

5.	changes in the availability or cost of aircraft fuel or fuel hedges;

6.	disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

7.	actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies;

8.	the willingness of customers to travel generally, and with Delta specifically, which could be affected by factors such as Delta’s and the industry’s safety record; and

9.	the outcome of Delta’s litigation.

         Caution should be taken not to place undue reliance on Delta’s forward-looking statements, which represent Delta’s views only as of August 13, 2002, and which Delta has no current intention to update.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets

(In Millions, Except Share Data)

	June 30,	December 31,
ASSETS	2002	2001*

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,747	$2,210

Restricted cash	94	—

Short-term investments	—	5

Accounts receivable, net of an allowance for uncollectible accounts of $29 at June 30, 2002 and $43 at December 31, 2001	560	368

Expendable parts and supplies inventories, net of an allowance for obsolescence of $129 at June 30, 2002 and $139 at December 31, 2001	181	181

Deferred income taxes	535	518

Fuel hedge contracts, at fair market value	71	55

Prepaid expenses and other	325	230

Total current assets	3,513	3,567

PROPERTY AND EQUIPMENT:

Flight equipment	20,342	19,427

Less: Accumulated depreciation	5,915	5,730

Flight equipment, net	14,427	13,697

Flight equipment under capital leases	382	382

Less: Accumulated amortization	280	262

Flight equipment under capital leases, net	102	120

Ground property and equipment	4,527	4,412

Less: Accumulated depreciation	2,517	2,355

Ground property and equipment, net	2,010	2,057

Advance payments for equipment	121	223

Total property and equipment, net	16,660	16,097

OTHER ASSETS:

Investments in debt and equity securities	55	96

Investments in associated companies	209	180

Cost in excess of net assets acquired, net	2,092	2,092

Operating rights and other intangibles, net of accumulated amortization of $249 at June 30, 2002 and $246 at December 31, 2001	91	94

Restricted investments for Boston airport terminal project	463	475

Other noncurrent assets	982	1,004

Total other assets	3,892	3,941

Total assets	$24,065	$23,605

*     Derived from the audited Consolidated Balance Sheet included in Delta’s 2001 Annual Report to Shareowners.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	June 30,	December 31,
LIABILITIES AND SHAREOWNERS' EQUITY	2002	2001*

	(Unaudited)
CURRENT LIABILITIES:

Current maturities of long-term debt	$249	$260

Short-term obligations	92	765

Current obligations under capital leases	33	31

Accounts payable and miscellaneous accrued liabilities	1,718	1,617

Air traffic liability	1,577	1,224

Income and excise taxes payable	872	1,049

Accrued salaries and related benefits	1,165	1,121

Accrued rent	212	336

Total current liabilities	5,918	6,403

NONCURRENT LIABILITIES:

Long-term debt	9,100	7,781

Long-term debt issued by Massachusetts Port Authority	498	498

Capital leases	58	68

Postretirement benefits	2,294	2,292

Accrued rent	795	781

Deferred income taxes	641	465

Other	497	464

Total noncurrent liabilities	13,883	12,349

DEFERRED CREDITS:

Deferred gains on sale and leaseback transactions	494	519

Manufacturers’ and other credits	349	310

Total deferred credits	843	829

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 8)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:

Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 6,128,676 shares issued and outstanding at June 30, 2002, and 6,278,210 shares issued and outstanding at December 31, 2001	441	452

Unearned compensation under employee stock ownership plan	(199)	(197)

Total Employee Stock Ownership Plan Preferred Stock	242	255

SHAREOWNERS’ EQUITY:

Common stock, $1.50 par value; 450,000,000 shares authorized; 180,893,810 shares issued at June 30, 2002 and 180,890,356 shares issued at December 31, 2001	271	271

Additional paid-in capital	3,266	3,267

Retained earnings	2,335	2,930

Accumulated other comprehensive income	31	25

Treasury stock at cost, 57,637,479 shares at June 30, 2002 and 57,644,690 shares at December 31, 2001	(2,724)	(2,724)

Total shareowners’ equity	3,179	3,769

Total liabilities and shareowners’ equity	$24,065	$23,605

*     Derived from the audited Consolidated Balance Sheet included in Delta’s 2001 Annual Report to Shareowners.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001*	2002	2001*

OPERATING REVENUES:

Passenger	3,217	$3,537	$6,095	$7,135

Cargo	109	131	220	271

Other, net	148	108	262	212

	3,474	3,776	6,577	7,618

OPERATING EXPENSES:

Salaries and related costs	1,563	1,560	3,064	3,167

Aircraft fuel	401	463	740	977

Depreciation and amortization	291	331	572	655

Contracted services	241	253	504	510

Landing fees and other rents	211	192	414	390

Aircraft maintenance materials and outside repairs	181	193	366	380

Aircraft rent	179	186	357	374

Other selling expenses	140	165	285	344

Passenger commissions	89	144	196	285

Passenger service	98	127	192	241

Asset writedowns and other nonrecurring items	23	60	63	60

Other	184	216	386	464

Total operating expenses	3,601	3,890	7,139	7,847

OPERATING LOSS	(127)	(114)	(562)	(229)

OTHER INCOME (EXPENSE):

Interest expense, net	(155)	(91)	(296)	(177)

Gain (loss) from sale of investments	—	7	(3)	7

Fair value adjustments of SFAS 133 derivatives	(15)	112	(43)	95

Miscellaneous income (expense), net	10	(13)	15	(17)

	(160)	15	(327)	(92)

LOSS BEFORE INCOME TAXES	(287)	(99)	(889)	(321)

INCOME TAX BENEFIT	101	9	306	98

NET LOSS	(186)	(90)	(583)	(223)

PREFERRED STOCK DIVIDENDS	(3)	(4)	(7)	(7)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$(189)	$(94)	$(590)	$(230)

BASIC AND DILUTED LOSS PER SHARE	$(1.54)	$(0.76)	$(4.79)	$(1.87)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	123,243,476	123,052,899	123,243,816	123,041,961

DIVIDENDS PER COMMON SHARE	$0.025	$0.025	$0.050	$0.050

*	Derived from the Consolidated Statement of Operations previously included in Delta’s Form 10-Q for the quarterly period ended June 30, 2001.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Six Months Ended
	June 30,

	2002	2001*

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(583)	$(223)

Adjustments to reconcile net loss to cash provided by operating activities, net	254	686

Changes in certain assets and liabilities, net	404	88

Net cash provided by operating activities	75	551

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions:

Flight equipment, including advance payments	(868)	(1,246)

Ground property and equipment	(133)	(303)

Decrease in restricted investments	15	—

Decrease in short-term investments, net	5	239

Proceeds from sale of investments	24	53

Proceeds from sale of flight equipment	9	26

Other, net	1	(13)

Net cash used in investing activities	(947)	(1,244)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt and capital lease obligations	(176)	(93)

Issuance of long-term obligations	1,318	151

(Payments on) issuance of short-term obligations	(625)	800

Issuance of common stock	—	2

Cash dividends on common and preferred stock	(19)	(20)

Payments on notes payable, net	(78)	(2)

Redemption of preferred stock	(11)	(5)

Other, net	—	1

Net cash provided by financing activities	409	834

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(463)	141

Cash and cash equivalents at beginning of period	2,210	1,364

Cash and cash equivalents at end of period	$1,747	$1,505

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) during the period for:

Interest (net of amounts capitalized)	$286	$257

Income taxes	$(482)	$(94)

NON-CASH TRANSACTIONS:

Aircraft delivered under seller financing	$265	$—

*	Derived from the Condensed Consolidated Statement of Cash Flows previously included in Delta’s Form 10-Q for the quarterly period ended June 30, 2001.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIRLINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

Statistical Summary:	2002		2001		2002		2001

Revenue Passenger Miles (millions)	26,319		27,828		49,549		53,113
Available Seat Miles (millions) (1)	35,859		38,239		69,599		75,966
Passenger Mile Yield	12.23	¢	12.71	¢	12.30	¢	13.43	¢
Operating Revenue Per Available Seat Mile	9.69	¢	9.88	¢	9.45	¢	10.03	¢
Passenger Revenue Per Available Seat Mile	8.97	¢	9.25	¢	8.76	¢	9.39	¢
Operating Cost Per Available Seat Mile	10.05	¢	10.17	¢	10.26	¢	10.33	¢
Operating Cost Per Available Seat Mile — Excluding (2)	9.98	¢	10.02	¢	10.17	¢	10.25	¢
Passenger Load Factor	73.39%		72.77%		71.19%		69.92%
Breakeven Passenger Load Factor	76.30%		75.12%		77.76%		72.16%
Breakeven Passenger Load Factor — Excluding (2)	75.79%		73.88%		77.03%		71.57%
Passengers Enplaned (thousands)	27,427		28,130		52,045		55,062
Revenue Ton Miles (millions)	3,018		3,190		5,691		6,167
Cargo Ton Miles (millions)	386		407		736		844
Cargo Ton Mile Yield	28.30	¢	32.30	¢	29.92	¢	32.11	¢
Fuel Gallons Consumed (millions)	634		682		1,233		1,378
Average Price Per Fuel Gallon, net of hedging gains	63.13	¢	67.95	¢	60.00	¢	70.91	¢
Number of Aircraft in Fleet, End of Period	831		826		831		826
Full-Time Equivalent Employees, End of Period	75,700		82,800		75,700		82,800

(1)	As a result of a strike by its pilots, Comair suspended its operations between March 26, 2001 and July 1, 2001. Accordingly, Comair had no Available Seat Miles (ASMs) during this period.

(2)	Calculation excludes unusual items for the applicable periods as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2002
(Unaudited)

1.   ACCOUNTING AND REPORTING POLICIES

         Delta’s accounting and reporting policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements (pages 29-32) in our 2001 Annual Report to Shareowners (Annual Report) and in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in the Annual Report. Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. We have reclassified certain prior period amounts in our Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows to be consistent with the presentation of our current period financial statements.

         Due to seasonal variations in the demand for air travel and other factors, including the continued negative impact of the effects of the September 11 terrorist attacks on our business, operating results for the interim period are not necessarily indicative of operating results for the entire year.

Restricted Assets

         As of June 30, 2002, we had $94 million in restricted cash included in total current assets on our Consolidated Balance Sheets. This amount primarily relates to cash held either in trust or under a surety bond as collateral to support letters of credit for projected workers compensation claims. The letters of credit and surety bond expire in February 2003.

         As of June 30, 2002, we had $463 million in restricted investments included in other assets on our Consolidated Balance Sheets. This amount is restricted for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. For additional information about this project, see Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in the Annual Report.

2.   ADOPTION OF NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”

         We adopted SFAS 142 on January 1, 2002. This statement addresses financial accounting and reporting for goodwill and other intangible assets. Prior to January 1, 2002, accounting principles generally accepted in the United States of America (U.S. GAAP) required that goodwill be amortized over its estimated useful life, not to exceed 40 years. SFAS 142 requires that goodwill no longer be amortized. Instead, SFAS 142 requires us to apply a fair market value-based impairment test to the net book value of our goodwill at least annually. Goodwill is presented as cost in excess of net assets acquired in our Consolidated Balance Sheets.

         SFAS 142 also redefines intangible assets and addresses their related amortization. As a result, we are required to evaluate our existing intangible assets to determine their useful lives. For those intangible assets determined to have indefinite lives, amortization has been discontinued; we will review these assets at least annually for potential impairment using a fair market value-based impairment test. Intangible assets that have determinable useful lives will continue to be amortized on a straight-line basis over their remaining estimated useful lives.

         The adoption of SFAS 142 resulted in a positive impact of $15 million, net of tax, and $30 million, net of tax, for the three and six months ended June 30, 2002, respectively, related to the discontinuance of amortization of existing goodwill and certain intangible assets. For fiscal year 2002, we expect the adoption of SFAS 142 to increase income by approximately $60 million, net of tax. The following tables show reconciliations of our reported net loss and loss per share to adjusted net loss and loss per share as if the non-amortization provisions of SFAS 142 had been applied to the prior year periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

(in millions, except per share data)

Net loss	$(186)	$(90)	$(583)	$(223)

Add back: goodwill and international route amortization, net of tax	—	15	—	30

Adjusted net loss	$(186)	$(75)	$(583)	$(193)

Basic and diluted loss per share:

Net loss	$(1.54)	$(0.76)	$(4.79)	$(1.87)

Add back: goodwill and international route amortization, net of tax	—	0.12	—	0.24

Adjusted net loss	$(1.54)	$(0.64)	$(4.79)	$(1.63)

         We believe that certain of our intangible assets have indefinite useful lives and, upon adoption of SFAS 142, we discontinued amortization of these assets. Because our leasehold and operating rights have definite useful lives, we will continue to amortize those assets over their respective lease terms. During the March 2002 quarter, we completed our initial test of potential impairment of indefinite-lived intangible assets, other than goodwill; that test indicated no impairment at the date of adoption of SFAS 142. The following tables present information about our intangible assets, other than goodwill, at June 30, 2002:

	As of June 30, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

(in millions)
Amortized Intangible Assets:

Leasehold and operating rights	$113	$(84)

Other	2	(1)

TOTAL	$115	$(85)

	Net Carrying
	Amount

Unamortized Intangible Assets:

International routes	$60

Other	1

TOTAL	$61

         During the June 2002 quarter, we completed our transitional goodwill impairment test, which indicated no impairment at the date of adoption of SFAS 142.

3.   SALE OF RECEIVABLES

         During 1999, we entered into an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. In exchange for the sale of receivables, we received cash and a subordinated promissory note. The principal amount of the promissory note was $223 million at June 30, 2002, and is included in accounts receivable on our Consolidated Balance Sheets.

         As part of this agreement, the subsidiary is required to pay fees to a third party based on the amounts invested by the third party. For the three and six months ended June 30, 2002, these fees were $1.1 million and $2.3 million, respectively. These fees are included in other income (expense) under miscellaneous income (expense), net in our Consolidated Statements of Operations.

         During the June 2002 quarter, this agreement was amended in certain respects, including (1) extending to March 31, 2003 from June 15, 2002 the scheduled termination date of this agreement; (2) decreasing to $250 million from $325 million the maximum amount of cash we may receive from the sale of a defined pool of our accounts receivable on a revolving basis; and (3) permitting the third party to terminate the agreement prior to its scheduled termination date and to require us to repurchase any outstanding receivables if Delta’s senior unsecured long-term debt is rated either below Ba3 by Moody’s or below BB- by Standard & Poor’s (rather than below Ba2 by Moody’s and below BB by Standard & Poor’s, as was previously the case). If the agreement had been terminated at June 30, 2002, we would have been required to repurchase outstanding receivables for $176 million.

         During the June 2002 quarter, Standard & Poor’s downgraded Delta’s credit rating on our senior unsecured long-term debt. At June 30, 2002, our senior unsecured long-term debt was rated Ba3 by Moody’s and BB- by Standard & Poor’s. Both Moody’s and Standard & Poor’s ratings outlook for our long-term debt is negative.

         For additional information regarding Delta’s sale of receivables, see Note 18 of the Notes to the Consolidated Financial Statements (page 52) in the Annual Report.

4.  MARKETABLE AND OTHER EQUITY SECURITIES

priceline.com, Inc. (priceline)

         During the June 2002 quarter, there were no changes in our equity interest in priceline. At June 30, 2002, Delta’s equity interest in priceline consisted of (1) 13,469 shares of Series B Redeemable Preferred Stock (Series B Preferred Stock); (2) a warrant to purchase up to 4.5 million shares of priceline common stock for $2.97 per share (2001 Warrant); (3) a warrant to purchase up to 4.7 million shares of priceline common stock for $4.72 per share (Amended 1999 Warrant); and (4) 1.8 million shares of priceline common stock. For additional information regarding the Series B Preferred Stock, the 2001 Warrant, the Amended 1999 Warrant and our priceline common stock, see Note 4 (pages 11-12) of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2002 and Note 3 of the Notes to the Consolidated Financial Statements (pages 33-35) in our Annual Report.

         At June 30, 2002, the carrying values of our holdings in Series B Preferred Stock and priceline common stock were $13 million and $5 million, respectively. The Series B Preferred Stock and priceline common stock are accounted for as available-for-sale securities. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Series B Preferred Stock and the priceline common stock are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets and any change in fair market value is recorded in accumulated other comprehensive income. The Series B Preferred Stock is recorded at face value, which approximates fair market value. At June 30, 2002, the carrying value of the 2001 Warrant and the Amended 1999 Warrant totaled $8 million. The warrants are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets and any change in fair market value is recorded in the Consolidated Statements of Operations in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

Republic Airways Holdings, Inc. (Republic)

         On June 7, 2002, we entered into a contract carrier agreement with Chautauqua Airlines, Inc. (Chautauqua), a regional air carrier which is a subsidiary of Republic. In conjunction with this agreement, Delta received from Republic (1) a warrant to purchase up to 1.5 million shares of Republic’s common stock for $12.50 per share (2002 Warrant); (2) a warrant to purchase up to 1.5 million shares of

Republic’s common stock at a price per share equal to 95% of the public offering price per share in Republic’s initial public offering of common stock (IPO Warrant); and (3) the right to purchase up to 5% of the shares of common stock that Republic offers for sale in its initial public offering at a price per share equal to the initial public offering price.

         The 2002 Warrant is exercisable in whole or in part at any time until June 7, 2012. The fair market value of the 2002 Warrant on the date received was approximately $11 million, and will be recognized in income ratably over the expected term of the contract carrier agreement. There was an immaterial change in the carrying value of the 2002 Warrant at June 30, 2002. The 2002 Warrant is accounted for in the same manner as described above for the priceline Amended 1999 Warrant and 2001 Warrant.

         The IPO Warrant is exercisable in whole or in part at any time (1) beginning on the closing date of Republic’s initial public offering of common stock and (2) subject to earlier cancellation if the connection carrier agreement is terminated in certain circumstances, ending on the tenth anniversary of that closing date. We will record the fair market value of the IPO Warrant on the closing date of Republic’s initial public offering of common stock.

         The 2002 Warrant, the IPO Warrant and the shares of Republic common stock underlying these securities are not registered under the Securities Act of 1933; however, we have certain demand and piggyback registration rights relating to the underlying shares of Republic common stock.

         For additional information regarding SFAS 133 and the Chautauqua contract carrier agreement, see Notes 5 and 7, respectively, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

5. DERIVATIVE INSTRUMENTS

         Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we record all derivative instruments on the balance sheet at fair market value and recognize certain non-cash changes in these fair market values in the Consolidated Statements of Operations. SFAS 133 applies to the accounting for our fuel hedging program, our interest rate hedging program and our holdings of equity warrants and other similar rights in other companies.

         The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows (in millions):

	Income (Expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Change in time value of fuel hedge contracts	$(2)	$(2)	$(26)	$(7)

Ineffective portion of fuel hedge contracts	3	—	5	(4)

Fair value adjustment of equity rights	(16)	114	(22)	106

Fair value adjustments of SFAS 133 derivatives, pretax	$(15)	$112	$(43)	$95

Total, net of tax	$(9)	$69	$(27)	$59

Hedging Programs

         At June 30, 2002, our short-term fuel hedge contracts had an estimated fair market value of $71 million. We had no long-term fuel hedge contracts at June 30, 2002. Unrealized gains of $35 million, net of tax, were recorded in accumulated other comprehensive income. For additional information regarding SFAS 133 and our fuel hedging policy, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in our Annual Report.

         See Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information about interest rate hedging agreements we entered into subsequent to June 30, 2002.

Equity warrants and other similar rights

         We own equity warrants and other similar rights in certain companies, primarily Republic and priceline. At June 30, 2002, the total fair market value of these rights was $22 million. The changes in fair market value of these rights are recorded in our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information regarding these equity interests, see Note 3 of the Notes to the Consolidated Financial Statements (pages 33-35) in the Annual Report and Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

6.  AIRCRAFT FLEET

         Our total aircraft fleet, orders, options and rolling options at June 30, 2002 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet

Aircraft Type	Owned	Leased	Total	Orders	Options	Rolling Options

B-727-200	28	6	34	—	—	—

B-737-200	4	48	52	—	—	—

B-737-300	3	18	21	—	—	—

B-737-800	69	—	69	61	60	260

B-757-200	80	41	121	—	20	52

B-767-200	15	—	15	—	—	—

B-767-300/300ER	55	32	87	—	10	11

B-767-400	21	—	21	—	24	6

B-777-200	8	—	8	5	20	17

MD-11	8	7	15	—	—	—

MD-88	63	57	120	—	—	—

MD-90	16	—	16	—	—	—

EMB-120	39	6	45	—	—	—

ATR-72	4	15	19	—	—	—

CRJ-100/200	63	122	185	41	214	—

CRJ-700	3	—	3	55	165	—

Total	479	352	831	162	513	346

         The table above reflects the following changes which occurred during the June 2002 quarter:

• We accepted delivery of one B-737-800, one B-767-400, nine CRJ-200 and one CRJ-700 aircraft.
• We retired six B-727-200, two B-737-300 and two EMB-120 aircraft.
• We returned one B-727-200 and one EMB-120 aircraft to the lessor due to the expiration of the leases.
• We returned one CRJ-200 aircraft to active flight service after it was returned from a sublessee.
• We subleased two B-737-800 aircraft to a third party.

         The above table includes 27 grounded aircraft: 16 B-737-200, three B-737-800, three B-767-200, one B-767-400 and four MD-88. We temporarily grounded these aircraft as a result of capacity reductions implemented after the September 11 terrorist attacks.

7.   COMMITMENTS AND LEASE OBLIGATIONS

Aircraft & Engine Order Commitments

         Future expenditures for aircraft and engines on order as of July 31, 2002 are estimated to be $5.2 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in billions)	Amount

Remainder of 2002	$0.4

2003	1.2

2004	1.7

2005	1.3

2006	0.6

Total	$5.2

         The table above reflects the delay of delivery of 9 regional jet aircraft from 2002 to 2003 due to a labor strike at Bombardier.

Contract Carrier Agreement Commitments

         We have contract carrier agreements with two regional air carriers, Atlantic Coast Airlines and SkyWest Airlines, which expire in 2010. During the June 2002 quarter, we entered into a contract carrier agreement with a third regional air carrier, Chautauqua Airlines, which will operate a total of 22 regional jets under the Delta Connection program. These aircraft are scheduled to be placed in service between November 2002 and November 2003.

         Delta’s contract carrier agreement with Chautauqua expires in June 2012. Delta may not terminate the agreement without cause during the approximately first five years of its term. After that period, we may terminate the agreement at any time by providing Chautauqua with certain advance notice. If we elect to terminate this agreement in this circumstance, Chautauqua has the right (1) to require us to purchase or lease any or all of the aircraft owned by Chautauqua which they operate for us under this agreement and (2) to assign to us any or all of the leased aircraft that they operate for us under this agreement, provided we are able to continue the leases under terms no less favorable to Delta than applied to Chautauqua.

         In the event we are required to purchase the Chautauqua aircraft, the purchase price would be the amount necessary (1) to reimburse Chautauqua for the equity it provided to purchase the aircraft and (2) to repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease those aircraft, the lease would have (1) a sublease rate equal to the debt payments for the debt financing on the aircraft calculated as if 90% of the aircraft purchase price was financed by such debt and (2) specified other terms and conditions.

         Under these contract carrier agreements, we schedule certain aircraft that are operated by those airlines using Delta’s flight code, sell the seats on those flights and retain the related revenues. We pay those airlines an amount based on their cost of operating those flights plus a specified margin. For the three and six months ended June 30, 2002, we recorded costs totaling approximately $120 million and $260 million, respectively, related to the Atlantic Coast Airlines and SkyWest agreements, which include reimbursement to the carriers as well as direct costs we incurred under the programs. For the six months ending December 31, 2002, we expect to record costs totaling approximately $280 million related to the three contract carrier agreements. At June 30, 2002, these regional air carriers operated 91 aircraft for us under these agreements. We anticipate the three regional air carriers will operate 100 aircraft for us by December 31, 2002. We estimate that the total fair market value of the aircraft that the three regional air carriers could assign to us or require us to purchase or lease if we terminate the connection carrier contracts in certain circumstances is approximately $1.6 billion.

         For additional information regarding our agreements with Atlantic Coast Airlines and SkyWest, see Note 11 of the Notes to the Consolidated Financial Statements (page 43) in the Annual Report.

Lease Obligations

         The following table summarizes, as of June 30, 2002, our minimum rental commitments under capital leases and operating leases with initial or remaining terms in excess of one year:

Years Ending December 31,	Capital	Operating
(in millions)	Leases	Leases

Remainder of 2002	$26	$570

2003	30	1,249

2004	21	1,206

2005	14	1,186

2006	6	1,151

After 2006	11	8,072

Total minimum lease payments	108	$13,434

Less: Amounts of lease payments which represent interest	17

Present value of future minimum capital lease payments	91

Less: Current obligations under capital leases	33

Long-term capital lease obligations	$58

         At June 30, 2002, the total minimum lease payments for operating leases in the table above do not reflect approximately $160 million in future minimum lease payments to be received over their lease terms by Delta from noncancelable subleases.

         For additional information regarding our lease obligations and purchase commitments, see Notes 10 and 11, respectively, of the Notes to the Consolidated Financial Statements (pages 42-43) in the Annual Report.

8.  DEBT INSTRUMENTS

Enhanced Equipment Trust Certificates (EETC) Financing

         On April 30, 2002, Delta issued in a public offering $1.1 billion aggregate principal amount of Pass Through Certificates, Series 2002-1 (Certificates), commonly referred to as an EETC financing. The Certificates bear interest at fixed rates ranging from 6.42% to 7.78%, and require principal payments from 2003 to 2023. This financing is secured by 17 B-737-800, one B-757-200, six B-767-400 and eight B-767-300ER aircraft owned by Delta. Additionally, Delta issued in a private placement $90 million principal amount of a subordinated tranche of certificates to an affiliate of Delta.

1997 Bank Credit Agreement

         We used a portion of the proceeds of the EETC financing discussed above to repay the $625 million of outstanding borrowings which became due under the 1997 Bank Credit Agreement. This agreement expired on May 1, 2002.

Other Financing Arrangements

         On December 12, 2001, Delta entered into an agreement under which Delta could borrow, prior to July 1, 2002, up to $935 million on a secured basis, subject to certain conditions. Borrowings under this facility become due or are reduced, as applicable, on the earlier of (1) 366 days after the date of the borrowing or (2) Delta’s completion in 2002 of certain financings. The amount available under this facility was reduced to $759 million on January 25, 2002 following the sale by Delta of $176 million principal amount of its Pass Through Certificates, Series 2000-1D. Upon completion of the EETC financing on April 30, 2002, discussed above, this facility terminated. We had no outstanding borrowings under this facility.

         On January 31, 2002, we entered into a facility under which we may borrow up to approximately $350 million, secured by previously delivered regional jet aircraft which we purchased for cash. This facility expires on February 1, 2003, except that amounts borrowed prior to that date are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer term financing is obtained for those regional jet aircraft). The interest rate under this facility is LIBOR plus a margin. At June 30, 2002, there were no outstanding borrowings under this facility.

         Also on January 31, 2002, we entered into a facility to finance on a secured basis at the time of acquisition certain future deliveries of regional jet aircraft. During the June 2002 quarter, this facility was amended to increase the number of regional jet aircraft eligible for financing under this facility, which in turn increased the total borrowings available to us to $328 million from $157 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin. At June 30, 2002, $248 million was outstanding under this facility.

         For additional information about our debt, see Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in the Annual Report. Additionally, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of events which occurred subsequent to June 30, 2002.

9.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes unrealized gains and losses on marketable equity securities and changes in the fair market value of certain derivative instruments which qualify for hedge accounting. Comprehensive loss, net of taxes, totaled $226 million and $95 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, comprehensive loss, net of taxes, was $577 million and $304 million, respectively. The differences between net loss and comprehensive loss for the three and the six months ended June 30, 2002 and 2001 are detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Net loss	$(186)	$(90)	$(583)	$(223)

Other comprehensive income (loss):

Realized loss on marketable equity securities	—	12	4	12

Unrealized gain (loss) on marketable equity securities	(3)	28	(7)	(4)

Realized gain on derivative instruments	(43)	(102)	(64)	(208)

Unrealized gain (loss) on derivative instruments	(16)	53	79	67

Other	—	—	(1)	—

Income tax effect on other comprehensive income (loss)	22	4	(5)	52

Total other comprehensive income (loss)	(40)	(5)	6	(81)

Comprehensive loss, net of tax	$(226)	$(95)	$(577)	$(304)

         As of June 30, 2002, we had recorded $55 million ($35 million net of tax) as total unrealized gains on open fuel hedge contracts in accordance with SFAS 133, which will be realized over the 12 months ending June 30, 2003. For additional information about the impact of SFAS 133 on our Consolidated Financial Statements, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in the Annual Report and Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

10.  SHAREOWNERS’ EQUITY

         During the six months ended June 30, 2002, we issued a total of 3,454 shares of common stock under our broad-based employee stock option plans, Delta 2000 Performance Compensation Plan and the Non-Employee Directors’ Stock Plan.

11. GEOGRAPHIC INFORMATION

         Delta is managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2002	2001	2002	2001

North America	$2,802	$3,029	$5,376	$6,242

Atlantic	506	540	870	958

Latin America	135	145	276	297

Pacific	31	62	55	121

Total	$3,474	$3,776	$6,577	$7,618

12. EARNINGS (LOSS) PER SHARE

         We calculate basic earnings (loss) per share by dividing the income (loss) available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table shows our computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

(in millions, except per share data)
BASIC AND DILUTED:

Net loss	$(186)	$(90)	$(583)	$(223)

Dividends on allocated Series B ESOP Convertible Preferred Stock	(3)	(4)	(7)	(7)

Net loss available to common shareowners	$(189)	$(94)	$(590)	$(230)

Weighted average shares outstanding	123.2	123.1	123.2	123.0

Basic and diluted loss per share	$(1.54)	$(0.76)	$(4.79)	$(1.87)

         The following table shows additional shares that were excluded from the above computation of diluted loss per share because their effect is anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Additional shares assuming:

Exercise of stock options	—	1.0	—	1.0

Conversion of allocated Series B ESOP Convertible Preferred Stock	5.8	5.5	5.9	5.6

Conversion of performance-based stock units	0.4	0.3	0.4	0.3

Total additional shares	6.2	6.8	6.3	6.9

         For both the three and six months ended June 30, 2002, we had 55 million stock options that were excluded from the diluted loss per share computation because the exercise price of the options was greater than the average price of common stock for those respective periods. For both the three and six months ended June 30, 2001, we had 44 million stock options that were excluded from the diluted loss per share computation because the exercise price of the options was greater than the average price of the common stock for those respective periods.

13. SUBSEQUENT EVENTS

Interest Rate Hedging Agreements

         To more effectively manage our interest rate exposure, on July 18, 2002, we entered into two interest rate hedging agreements relating to our (1) $300 million principal amount of Series C Medium Term Notes due March 15, 2004, which pay interest at a fixed rate of 6.65% per year and (2) $500 million principal amount of Notes due December 15, 2005, which pay interest at a fixed rate of 7.70% per year.

         Under the first interest rate hedging agreement, we are paying LIBOR plus a margin per year, and receiving 6.65% per year, on a notional amount of $300 million until March 15, 2004. Under the second agreement, we are paying LIBOR plus a margin per year, and receiving 7.70% per year, on a notional amount of $500 million until December 15, 2005. Each of these transactions qualifies for hedge accounting under SFAS 133 and will be accounted for as fair value hedges. We do not enter into interest rate hedge agreements for speculative purposes.

Other Financing Arrangements

         During July 2002, we borrowed $222 million which is due in installments through January 2017 and is secured by nine CRJ-200, two CRJ-700, and two B-737-800 aircraft. This debt bears interest at a floating rate. A portion of the proceeds from these borrowings was used to repay $153 million of outstanding interim financing for ten CRJ-200 aircraft.

Delta Family-Care Savings Plan’s Series C Guaranteed Serial ESOP Notes (Series C ESOP Notes)

         As discussed in Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in the Annual Report, holders of the Series C ESOP Notes are presently entitled to the benefits of an unconditional, direct-pay letter of credit issued by Bayerische Hypo-Und Vereinsbank AG under a credit agreement between Delta and a group of banks. Subsequent to June 30, 2002, a scheduled $29 million principal payment was made on the Series C ESOP Notes, which, in turn, resulted in a reduction of the amount required under the letter of credit. As of August 13, 2002, the letter of credit totaled $366 million, covering $261 million outstanding principal amount of the Series C ESOP Notes, approximately one year of interest on the Notes and $75 million of potential make whole premium amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

         Our financial results for the three and six months ended June 30, 2002 were materially adversely affected by the continuing effects on our business of the terrorist attacks on the United States on September 11, 2001. See pages 12-13 of the Annual Report for information about the terrorist attacks; our significantly lower passenger traffic and yield after those attacks; the 16% reduction in scheduled capacity that we implemented on November 1, 2001 due to the significant reduction in post-September 11 traffic; our employee staffing reductions resulting from the capacity reductions; and related matters.

         During the three and six months ended June 30, 2001, our financial performance was materially adversely affected by (1) the slowing U.S. economy; (2) a strike by the pilots at one of our wholly owned subsidiaries, Comair, which resulted in the suspension of Comair’s operations between March 26 and July 1; (3) the cancellation of a substantial number of flights due to a job action by some Delta pilots; and (4) public concern over a possible strike by Delta pilots.

         Our unaudited consolidated net loss was $186 million for the June 2002 quarter compared to a net loss of $90 million in the June 2001 quarter. Passenger revenues decreased 9%, reflecting a 5% decline in traffic and a 4% decline in yield. Had Comair’s operations not been suspended in the prior year, we estimate that traffic and yield would both have decreased 9% for the June 2002 quarter compared to the June 2001 quarter.

         Our unaudited consolidated net loss was $583 million for the six months ended June 30, 2002 compared to a net loss of $223 million for the same period a year ago. Passenger revenues decreased 15%, reflecting a 7% decline in traffic and an 8% decline in yield. Had Comair’s operations not been suspended in the prior year, we estimate that traffic and yield would have decreased 8% and 11%, respectively, for the six months ended June 30, 2002 compared to the same period in 2001.

         Since September 11, the airline industry, including Delta, has faced a substantial revenue challenge due to reduced traffic and yield. While traffic has increased since the September 11 terrorist attacks, the rate of improvement is lower than we had hoped. Moreover, our passenger revenue is lagging our improvement in traffic because of a weak yield environment, reflecting a sharp decline in business travel after September 11. Other factors contributing to our weak revenues include (1) industry capacity that exceeds the depressed level of demand, which has resulted in heavy fare discounting to stimulate demand; (2) a government imposed passenger security fee adopted after September 11 which, though intended to be paid by customers, has had the effect of reducing our revenues due to the current demand situation; and (3) a reduction in traffic due to the real and perceived “hassle factor” resulting from increased airport security measures. Our results have also been adversely affected by the growing presence of low cost carriers.

         Our financial performance has also been negatively impacted by significant cost pressures. These include increases in: (1) pension expense due primarily to the decrease in the fair value of our pension plan assets resulting from the stock market decline and to the Delta pilot contract ratified in June 2001; (2) interest expense related to an increase in debt outstanding; (3) war and terrorism risk insurance premiums; and (4) security costs.

         To mitigate the revenue and cost pressures discussed above, we have focused on managing costs, capacity and liquidity. The primary elements of our cost management program have been (1) the reduction of staffing levels; (2) capacity reductions, including the accelerated retirement of certain aircraft types; and (3) a detailed line item review of all other elements of our cost structure. Capacity in the June 2002 quarter was down 6% compared to the June 2001 quarter. Had Comair’s operations not been suspended in the prior year, we estimate that capacity would have been down 9% for the June 2002 quarter compared to the June 2001 quarter. We currently have 27 mainline aircraft that remain temporarily grounded as a result of capacity reductions implemented after the September 11 terrorist attacks. At June 30, 2002, cash, cash equivalents and short-term investments totaled $1.7 billion.

Outlook

         We anticipate that the weak revenue environment will continue for the remainder of 2002. We also expect significant cost pressures related to increases in pension, interest, insurance and security expense to continue. We estimate total annual cost increases for 2002 compared to 2001 related to these items to be approximately $750 million to $800 million. For the twelve months ending December 31, 2002, we now expect to incur unusual operating costs of approximately $100 million related to the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions on November 1, 2001. This expectation is lower than our earlier estimates due to changes in pilot staffing requirements.

         As a result of the September 11 terrorist attacks, aviation insurers significantly reduced the coverage and increased the premium rates for war and terrorism risk insurance for commercial airlines. Since then, the U.S. government has been providing U.S. airlines with excess war and terrorism risk insurance coverage for 60-day periods, with the current 60-day period to expire on August 17, 2002. If the government fails to renew this excess coverage, our results of operations would be materially adversely affected.

         Delta’s projections of the cost for obtaining war and terrorism risk insurance have increased from our earlier estimate due to continuing delays in obtaining agreement from the U.S. government to provide reinsurance support for the airline industry’s war and terrorism risk insurance alternative called Equitime. Equitime is intended to allow the U.S. airline industry to fund substantial war and terrorism risk insurance, relying on the federal government to reinsure for catastrophe liability protection until other viable insurance alternatives develop or Equitime becomes financially self-sufficient. The start up of Equitime is contingent on (1) agreement with the Federal Aviation Administration (FAA) for catastrophe reinsurance and (2) broad participation by U.S. airlines as investors/participants.

         The pace of passenger revenue recovery will continue to determine our mainline capacity plans for the remainder of the year, as well as impacting our cost estimates for that period. We expect our capacity for the September 2002 quarter to be 3%-4% below the September 2001 quarter.

         Based on the above, we do not expect the September 2002 quarter results to differ significantly from the June 2002 quarter results.

Three Months Ended June 30, 2002 and 2001

Net Income (Loss) and Earnings (Loss) per Share

         Our unaudited consolidated net loss was $186 million for the June 2002 quarter ($1.54 diluted loss per share), compared to a net loss of $90 million ($0.76 diluted loss per share) in the June 2001 quarter.

         Excluding the unusual items described below, our net loss was $162 million in the June 2002 quarter ($1.34 diluted loss per share), compared to a net loss of $123 million ($1.03 diluted loss per share) in the June 2001 quarter.

Unusual Items

         Our results of operations for the June 2002 and June 2001 quarters include the following items, which are collectively referred to as “unusual items” in this discussion of those three month periods.

June 2002 Quarter

•	A $23 million expense ($15 million net of tax, or $0.12 diluted earnings per share) for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also includes related requalification training and relocation costs for certain pilots.

•	A $15 million non-cash charge ($9 million net of tax, or $0.08 diluted earnings per share) for fair value adjustments of financial instruments accounted for under SFAS 133. This charge relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in other companies, primarily priceline. For additional information on SFAS 133, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

June 2001 Quarter

•	A $112 million non-cash gain ($69 million net of tax, or $0.57 diluted earnings per share) for fair value adjustments of financial instruments accounted for under SFAS 133. This gain relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in other companies, primarily priceline.

•	A $60 million charge ($36 million net of tax, or $0.30 diluted earnings per share) related to our decision to accelerate the retirement of nine B-737 aircraft in 2002. The retirement of these aircraft was intended to more closely align capacity with expected demand and to improve scheduling and operating efficiency.

Operating Revenues

         Operating revenues totaled $3.5 billion in the June 2002 quarter, an 8% decrease from $3.8 billion in the June 2001 quarter. Passenger revenues decreased 9% to $3.2 billion. Revenue passenger miles decreased 5% on a capacity decline of 6%, while passenger mile yield fell 4%. These decreases reflect the continuing effects of the terrorist attacks on September 11 on our business. Had Comair’s operations not been suspended in the prior year, we estimate that revenue passenger miles would have decreased 9%, capacity would have decreased 9% and passenger mile yield would have decreased 9% in the June 2002 quarter compared to the June 2001 quarter.

North American Passenger Revenues - North American passenger revenues fell 9% to $2.6 billion for the June 2002 quarter. Revenue passenger miles decreased 4% on a capacity decrease of 4%, while passenger mile yield decreased 6%. The decline in passenger mile yield reflects the challenging revenue environment, including a significant reduction in business traffic after September 11. Had Comair’s operations not been suspended in the prior year, we estimate that revenue passenger miles would have decreased 8%, capacity would have decreased 8% and passenger mile yield would have decreased 11% in the June 2002 quarter compared to the June 2001 quarter.

International Passenger Revenues - International passenger revenues decreased 9% to $616 million during the June 2002 quarter. Revenue passenger miles decreased 10% on a capacity decrease of 13%, while passenger mile yield rose 2%. The increase in international passenger mile yield is primarily due to the capacity reductions exceeding traffic declines on a year-over-year basis and, particularly for Pacific flights, a weak June 2001 quarter.

Cargo and Other Revenues - Cargo revenues fell $22 million to $109 million, or 17%, in the June 2002 quarter primarily due to the continuing effects of the September 11 terrorist attacks, including the implementation of FAA restrictions on cargo. Cargo ton miles decreased 5%, and cargo ton mile yield decreased 12%. Other revenues increased $40 million to $148 million, or 37%, primarily due to increases in mileage memberships, administrative service fees and codeshare revenues.

Operating Expenses

         Operating expenses for the June 2002 quarter totaled $3.6 billion, a 7% decrease from $3.9 billion in the June 2001 quarter. Operating capacity decreased 6% to 36 billion available seat miles. CASM decreased 1.2% to 10.05¢ and fuel price neutralized CASM fell 0.4% to 10.13¢. Excluding unusual items, operating expenses decreased 7%, CASM decreased 0.4% to 9.98¢, and fuel price neutralized CASM increased 0.5% to 10.07¢.

         Salaries and related costs remained flat at $1.6 billion. The June 2002 quarter reflects a $175 million decrease due to staffing reductions implemented as a result of the capacity reductions made after September 11, 2001, partially offset by an $85 million increase in pension expense and an increase in salary and benefit rates for certain workgroups. The June 2001 quarter reflects decreased salary and related costs at Comair resulting from the Comair pilot strike during that period.

         Aircraft fuel expense totaled $401 million during the June 2002 quarter, a 13% decrease from $463 million in the June 2001 quarter. The average fuel price per gallon fell 7% to 63.13¢. Total gallons consumed decreased 7% mainly due to capacity reductions. Our fuel cost is shown net of fuel hedge gains of $43 million in the June 2002 quarter and $102 million in the June 2001 quarter. Approximately 57% and 60% of our aircraft fuel requirements were hedged during the June 2002 and 2001 quarters, respectively.

         Depreciation and amortization expense fell 12% due to a lower asset base in the current year, as well as our adoption on January 1, 2002 of SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized. For additional information regarding SFAS 142, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         Contracted services expense decreased 5%, or $12 million, due to capacity reductions, partially offset by a $10 million increase in security costs. Landing fees and other rents increased 10% reflecting increased airport and landing fee rates in the current period as well as higher year-over-year Comair costs due to the impact in the June 2001 quarter of the Comair pilot strike. Aircraft maintenance materials and outside repairs expense decreased 6%, or $12 million, due primarily to a $20 million reduction in maintenance volume and materials consumption, partially offset by higher year-over-year Comair costs due to the impact in the June 2001 quarter of the Comair pilot strike. Aircraft rent expense fell 4% due mainly to a decrease in the number of leased aircraft resulting from our fleet simplification efforts. Other selling expenses decreased 15% due primarily to lower credit card and booking fee costs resulting from lower revenues, as well as reduced advertising and promotion spending, partially offset by higher year-over-year Comair costs due to the impact in the June 2001 quarter of the Comair pilot strike.

         Passenger commissions expense declined 38%, primarily due to the change in our commission rate structure as well as lower revenues and the continued development of lower cost distribution channels such as delta.com. On March 14, 2002, we eliminated travel agent base commissions for tickets sold in the United States and Canada. Revenues from online channels accounted for approximately 18% of passenger revenue in the June 2002 quarter compared to 14% in the June 2001 quarter.

         Passenger service expense decreased 23% due to meal service reductions and lower traffic. Other operating expenses decreased 15%, or $32 million, primarily due to decreases in interrupted trip expenses, professional fees and general supply and utility costs, partially offset by a $40 million increase in war and terrorism risk insurance.

Operating Loss and Operating Margin

         We incurred an operating loss of $127 million for the June 2002 quarter, compared to an operating loss of $114 million in the June 2001 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (4%) and (3%) for the June 2002 and June 2001 quarters, respectively.

         Excluding unusual items, we incurred an operating loss of $104 million for the June 2002 quarter, compared to an operating loss of $54 million in the June 2001 quarter. Operating margin excluding unusual items was (3%) and (1%) for the June 2002 and June 2001 quarters, respectively.

Other Income (Expense)

         Other expense in the June 2002 quarter was $160 million, compared to other income of $15 million in the June 2001 quarter. As discussed previously, the June 2002 quarter includes a $15 million non-cash charge for fair value adjustments under SFAS 133, while the June 2001 quarter includes a $112 million non-cash gain for fair value adjustments under SFAS 133. In addition, the June 2002 quarter includes a $64 million increase in interest expense, net, due to higher levels of debt outstanding.

Six Months Ended June 30, 2002 and 2001

Net Income (Loss) and Earnings (Loss) per Share

         Our unaudited consolidated net loss was $583 million for the six months ended June 30, 2002 ($4.79 diluted loss per share), compared to net loss of $223 million ($1.87 diluted loss per share) for the six months ended June 30, 2001.

         Excluding the unusual items described below, our net loss was $516 million for the six months ended June 30, 2002 ($4.25 diluted loss per share), compared to net loss of $246 million ($2.05 diluted loss per share) for the six months ended June 30, 2001.

Unusual Items

         Our results of operations for the six months ended June 30, 2002 and 2001 include the following items, which are collectively referred to as “unusual items” in this discussion of those six month periods.

Six Months Ended June 30, 2002

•	A $63 million expense ($40 million net of tax, or $0.32 diluted earnings per share) for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also includes related requalification training and relocation costs for certain pilots.

•	A $43 million non-cash charge ($27 million net of tax, or $0.22 diluted earnings per share) for fair value adjustments of financial instruments accounted for under SFAS 133. This charge relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in other companies, primarily priceline. For additional information on SFAS 133, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Six Months Ended June 30, 2001

•	A $95 million non-cash gain ($59 million net of tax, or $0.48 diluted earnings per share) for fair value adjustments related to SFAS 133. This gain relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in other companies, primarily priceline.

•	A $60 million charge ($36 million net of tax, or $0.30 diluted earnings per share) related to our decision to accelerate the retirement of nine B-737 aircraft in 2002. The retirement of these aircraft was intended to more closely align capacity with expected demand and to improve scheduling and operating efficiency.

Operating Revenues

         Operating revenues totaled $6.6 billion for the six months ended June 30, 2002, a 14% decrease from $7.6 billion during the six months ended June 30, 2001. Passenger revenues decreased 15% to $6.1 billion, reflecting a 7% decrease in revenue passenger miles, an 8% decrease in capacity and an 8% decrease in passenger mile yield. These decreases reflect the continuing effects of the terrorist attacks on September 11 on our business. Had Comair’s operations not been suspended in the prior year, we estimate that revenue passenger miles would have decreased 8%, capacity would have decreased 10% and passenger mile yield would have decreased 11% for the six months ended June 30, 2002 compared to the corresponding period in the prior year.

North American Passenger Revenues - North American passenger revenues fell 15% to $5.0 billion for the six months ended June 30, 2002. Revenue passenger miles decreased 5% on a capacity decrease of 7%, while passenger mile yield decreased 11%. The decline in passenger mile yield reflects the challenging revenue environment, including a significant reduction in business traffic after September 11. Had Comair’s operations not been suspended in the prior year, we estimate that revenue passenger miles would have decreased 8%, capacity would have decreased 9% and passenger mile yield would have decreased 13% for the six months ended June 30, 2002 compared to the corresponding period in the prior year.

International Passenger Revenues - International passenger revenues decreased 12% to $1.1 billion during the six months ended June 30, 2002. Revenue passenger miles decreased 11% on a capacity decrease of 14%. Passenger mile yield remained relatively flat.

Cargo and Other Revenues - Cargo revenues fell $51 million, or 19%, for the six months ended June 30, 2002 primarily due to the continuing effects of the September 11 terrorist attacks, including the implementation of FAA restrictions on cargo. Cargo ton miles decreased 13%, and cargo ton mile yield decreased 7%. Other revenues increased $50 million, or 24%, primarily due to an increase in mileage memberships, administrative service fees and codeshare revenues.

Operating Expenses

         Operating expenses for the six months ended June 30, 2002 totaled $7.1 billion, decreasing 9% from $7.8 billion for the six months ended June 30, 2001. Operating capacity fell 8% to 70 billion available seat miles. CASM fell 0.7% to 10.26¢, while fuel price neutralized CASM grew 1.2% to 10.45¢. Excluding unusual items, operating expenses decreased 9%, CASM decreased 0.8% to 10.17¢ and fuel price neutralized CASM increased 1.1% to 10.36¢.

         Salaries and related costs totaled $3.1 billion for the six months ended June 30, 2002, a 3% decrease from $3.2 billion recorded for the six months ended June 30, 2001. The six months ended June 30, 2002 reflect a $365 million decrease due to staffing reductions implemented as a result of the capacity reductions made after September 11, 2001, partially offset by a $160 million increase in pension expense and an increase in salary and benefit rates for certain workgroups. The six months ended June 30, 2001 reflect decreased salary and related costs at Comair resulting from the Comair pilot strike during that period.

         Aircraft fuel expense decreased 24% during the six months ended June 30, 2002. The average fuel price per gallon fell 15% to 60.00¢. Total gallons consumed decreased 11% mainly due to capacity reductions. Our fuel cost is shown net of fuel hedge gains of $64 million for the six months ended June 30, 2002 and $208 million for the six months ended June 30, 2001. Approximately 66% and 59% of our aircraft fuel requirements were hedged during the six months ended June 30, 2002 and 2001, respectively.

         Depreciation and amortization expense fell 13% due to a lower asset base in the current year as well as our adoption on January 1, 2002 of SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized. For additional information regarding SFAS 142, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         Contracted services expense decreased 1%, or $6 million, primarily due to capacity decreases, partially offset by a $40 million increase in security costs. Landing fees and other rents rose 6% due to increased airport and landing fee rates in the current period as well as higher year-over-year Comair costs due to the impact in 2001 of the Comair pilot strike. Aircraft maintenance materials and outside repairs expense fell 4%, or $14 million, due primarily to a $25 million reduction in maintenance volume and materials consumption, partially offset by higher year-over-year Comair costs due to the impact in 2001 of the Comair pilot strike. Aircraft rent expense decreased 5% due to a decrease in the number of leased aircraft resulting from our fleet simplification efforts. Other selling expenses decreased 17% due primarily to lower volumes of credit card and booking transactions resulting from lower revenues, as well as reduced advertising and promotion spending, partially offset by higher year-over-year Comair costs due to the effects in 2001 of the Comair pilot strike.

         Passenger commissions expense declined 31%, primarily due to the change in our commission rate structure and lower revenues, as well as the continued development of lower cost distribution channels such as delta.com. Internet sales accounted for approximately 18% of passenger revenues for the six months ended June 30, 2002 compared to 12% for the six months ended June 30, 2001.

         Passenger service expense decreased 20% due to meal service reductions and lower traffic. Other operating expenses decreased 17%, or $78 million, primarily due to higher costs in 2001 related to a company-wide rollout of new uniforms, and decreases in 2002 in interrupted trip expenses, professional fees and general supply and utility costs, partially offset by an $85 million increase in war and terrorism risk insurance.

Operating Income and Operating Margin

         We incurred an operating loss of $562 million for the six months ended June 30, 2002, compared to an operating loss of $229 million for the six months ended June 30, 2001. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (9%) and (3%) for the six months ended June 30, 2002 and 2001, respectively.

         Excluding unusual items, we incurred an operating loss of $499 million for the six months ended June 30, 2002, compared to an operating loss of $169 million for the six months ended June 30, 2001. Operating margin excluding unusual items was (8%) and (2%) for the six months ended June 30, 2002 and 2001, respectively.

Other Income (Expense)

         Other expense for the six months ended June 30, 2002 was $327 million, compared to other expense of $92 million for the six months ended June 30, 2001. As discussed previously, the six months ended June 30, 2002 includes a $43 million non-cash charge for fair value adjustments under SFAS 133, while the six months ended June 30, 2001 includes a $95 million non-cash gain for fair value adjustments under SFAS 133. In addition, the six months ended June 30, 2002 includes a $119 million increase in interest expense, net, due to higher levels of debt outstanding.

FINANCIAL CONDITION AND LIQUIDITY

         Cash, cash equivalents and short-term investments totaled $1.7 billion at June 30, 2002, compared to $2.2 billion at December 31, 2001. For the six months ended June 30, 2002, net cash from operations totaled $75 million, including $69 million in Air Transportation Safety and System Stabilization Act (Stabilization Act) compensation received during the June 2002 quarter, $160 million from a tax refund for 2001 received in the March 2002 quarter and a one-time $300 million tax refund resulting from a new tax law received in the March 2002 quarter. Our cash flows from major financing and investing activities are described below.

         Capital expenditures, including acquisitions made under seller financing arrangements, during the first six months of 2002 were $1.3 billion and included the acquisition of 24 CRJ-200s, three CRJ-700s, four B-737-800s, three B-767-400s and one B-777-200. Capital expenditures, including acquisitions made under seller financing arrangements, for the second half of the year are expected to be approximately $800 million, including approximately $500 million for the purchase of regional jet aircraft, $200 million for technology and ground equipment and $100 million for other items.

         Debt and capital lease obligations, including current maturities and short-term obligations, totaled $10.0 billion at June 30, 2002 compared to $9.4 billion at December 31, 2001. During the first six months of 2002, we took the following actions to increase our liquidity:

•	On April 30, 2002, we issued in a public offering $1.1 billion aggregate principal amount of Pass Through Certificates, Series 2002-1 (Certificates), commonly referred to as an EETC financing. This financing is secured by 32 aircraft owned by Delta. Additionally, we issued in a private placement $90 million principal amount of a subordinated tranche of certificates to an affiliate of Delta. A portion of the proceeds from the public offering was used to repay the $625 million of borrowings outstanding under our 1997 Bank Credit Agreement, which terminated on May 1, 2002.

•	On January 31, 2002, we entered into a facility under which we may borrow up to approximately $350 million, secured by previously delivered regional jet aircraft which we purchased for cash. This facility expires on February 1, 2003, except that amounts borrowed prior to that date are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer term financing is obtained for those regional jet aircraft). The interest rate under this facility is LIBOR plus a margin. At June 30, 2002, there were no outstanding borrowings under this facility.

•	Also on January 31, 2002, we entered into a facility to finance on a secured basis at the time of acquisition certain future deliveries of regional jet aircraft. During the June 2002 quarter, this facility was amended to increase the number of regional jet aircraft eligible for financing under this facility, which in turn increased the total borrowings available to us to $328 million from $157 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin. At June 30, 2002, $248 million was outstanding under this facility.

•	On January 25, 2002, we sold in a private placement to a third party $176 million principal amount of a new, subordinated tranche of the 2000-1 EETCs. The new Series D Certificates bear interest at 9.11% per year and are due on November 18, 2005.

         Subsequent to June 30, 2002, we borrowed $222 million which is due in installments through January 2017 and is secured by nine CRJ-200, two CRJ-700, and two B-737-800 aircraft. This debt bears interest at a floating rate. A portion of the proceeds from these borrowings was used to repay $153 million of outstanding interim financing for ten CRJ-200 aircraft.

         For additional information on our debt, see Notes 8 and 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         Shareowners’ equity was $3.2 billion at June 30, 2002 and $3.8 billion at December 31, 2001. Our net debt-to-capital position, which includes implied debt from operating leases, was 83% at June 30, 2002 and 80% at December 31, 2001.

         We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds, borrowings and sale and leaseback transactions. We have unencumbered assets available for use in potential financing transactions. We expect to receive the remainder of our approximately $30 million of Stabilization Act compensation during the September 2002 quarter. While we expect there to be financing available to us on commercially reasonable terms, this cannot be assured.

Working Capital Position

         As of June 30, 2002, we had a negative working capital position of $2.4 billion, compared to negative working capital of $2.8 billion at December 31, 2001. A negative working capital position is normal for us, typically due to our air traffic liability. The change in our working capital position since December 31, 2001 was primarily the result of proceeds received from EETC financings and the repayment of $625 million of borrowings outstanding under the 1997 Bank Credit Agreement, partially offset by capital expenditures for aircraft and ground equipment (see Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

Credit Ratings

         During the June 2002 quarter, Standard & Poor’s downgraded the credit rating on our senior unsecured long-term debt. At June 30, 2002, our senior unsecured long-term debt was rated Ba3 by Moody’s and BB- by Standard & Poor’s. Both Moody’s and Standard & Poor’s outlook for our long-term credit ratings is negative.

         The lowering of Delta’s credit ratings could negatively impact our ability to issue debt, to renew outstanding letters of credit which back certain of our obligations and to obtain certain financial instruments that we use in our fuel hedging program. It could also increase the cost of these transactions, the cost of obtaining additional financings and the cost of renewing our insurance, including workers compensation and director and officer liability. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, we may be required to repurchase outstanding receivables that we sold to a third party if our senior unsecured long-term debt is rated either below Ba3 by Moody’s or below BB- by Standard & Poor’s. For additional information regarding our credit ratings, see page 19 of the Annual Report.

Commitments

         In accordance with U.S. GAAP, certain contractual commitments are included in our Consolidated Balance Sheets and discussed in the Notes to the Condensed Consolidated Financial Statements, while other contractual commitments are discussed in the Notes to the Condensed Consolidated Financial Statements. The following items are included in our Consolidated Balance Sheets at June 30, 2002:

•	Debt, totaling $9.9 billion. A portion of this debt is backed by letters of credit totaling $729 million which expire during 2003. For information regarding Delta’s debt, see Note 8 of the Notes to the Consolidated Financial Statements in the Annual Report and Notes 8 and 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Capital lease obligations, totaling $91 million, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         The following contractual commitments are discussed only in the Notes to the Condensed Consolidated Financial Statements:

•	Operating lease payments, totaling $13.4 billion, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. A portion of these obligations is backed by letters of credit totaling $104 million which expire during 2003, discussed in Note 8 of the Notes to the Consolidated Financial Statements in the Annual Report.

•	Estimated future expenditures for aircraft and engines on order as of July 31, 2002, totaling $5.2 billion, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Obligations under our contract carrier agreements with SkyWest Airlines, Atlantic Coast Airlines and Chautauqua Airlines, discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, which we estimate will total approximately $280 million for the six months ending December 31, 2002.

•	Contingent repurchase obligations related to accounts receivable sold to a third party, discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Delta holds equity interests, including warrants and other similar rights, in certain companies, primarily Republic and priceline. Changes in the fair market value of our equity holdings could have a material impact on our earnings. For a discussion of our equity interests in priceline at June 30, 2002 and the acquisition of our equity interests in Republic, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         At June 30, 2002, the fair market value of our priceline Series B Preferred Stock was $13 million, the fair market value of our priceline 2001 Warrant was $6 million and the fair market value of our priceline Amended 1999 Warrant was $2 million. The fair market value of the warrants is primarily related to the price of the underlying common stock (see “Equity Securities Risk” on page 22 in the Annual Report for our equity risk exposure at December 31, 2001). A 10% decline in the price of priceline common stock would have had a $1 million impact on the fair market value of the warrants, which would be reflected in our non-operating earnings.

         At June 30, 2002, the fair market value of our Republic 2002 Warrant was $11 million. The fair market value of the warrant is primarily related to the price of the underlying common stock. A 10% decline in the price of Republic common stock would have had a $2 million impact on the fair market value of the warrant, which would be reflected in our non-operating earnings.

         Delta is subject to price risk associated with its jet fuel purchases. We manage this risk with our fuel hedging program. For the six months ending December 31, 2002, we have hedged 48% of our projected aircraft fuel requirements at an average hedge price of 66.09 cents per gallon. For the three months ending September 30, 2002, we have hedged 49% of our projected aircraft fuel requirements at an average hedge price of 65.51 cents per gallon. We do not enter into fuel hedge contracts for speculative purposes. For additional information regarding our fuel hedging program, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in the Annual Report as well as Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         To more effectively manage our interest rate exposure, on July 18, 2002, we entered into two interest rate hedging agreements relating to our (1) $300 million principal amount of Series C Medium Term Notes due March 15, 2004, which pay interest at a fixed rate of 6.65% per year and (2) $500 million principal amount of Notes due December 15, 2005, which pay interest at a fixed rate of 7.70% per year.

         Under the first interest rate hedging agreement, we are paying LIBOR plus a margin per year, and receiving 6.65% per year, on a notional amount of $300 million until March 15, 2004. Under the second agreement, we are paying LIBOR plus a margin per year, and receiving 7.70% per year, on a notional amount of $500 million until December 15, 2005. Each of these transactions qualifies for hedge accounting under SFAS 133 and will be accounted for as fair value hedges. We do not enter into interest rate hedge agreements for speculative purposes.

         For additional information regarding Delta’s other exposures to market risks, see “Market Risks Associated With Financial Instruments” (pages 21-23), as well as Notes 3, 4 and 5 (pages 33-37) of the Notes to the Consolidated Financial Statements, in the Annual Report.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the “Company”) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations for the three-month and six-month periods then ended and the condensed consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company’s management.

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

The accompanying condensed financial information as of December 31, 2001, and for the three-month and six-month periods ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 18, 2002

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As discussed on page 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K), Delta, along with Northwest Airlines and US Airways, are defendants in purported class action antitrust lawsuits which allege violations of Sections 1 and 2 of the Sherman Act and which were filed in the U.S. District Court for the Eastern District of Michigan. In May 2002, the District Court granted the plaintiffs’ motion for class action certification and denied the airlines’ motions for summary judgment. The airline defendants have filed a petition for review of the District Court’s order granting class action certification with the U.S. Court of Appeals for the Sixth Circuit, which has not yet decided whether to permit this interlocutory appeal.

         As also discussed on page 15 of the Form 10-K, numerous airlines, including Delta, are defendants in a purported class action antitrust lawsuit pending in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States which sold tickets from September 1, 1997 to the present on any of the defendant airlines. The lawsuit alleges that Delta and the other airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. The District Court has not yet ruled on plaintiffs’ motion for class action certification. The trial of this lawsuit is now scheduled to begin on April 29, 2003. Similar litigation alleging violations under Canadian competition law is pending against Delta and other airlines in Canada.

         In April 2002, six travel agencies filed a purported class action lawsuit in the U.S. District Court for the Central District of California against Delta, American Airlines, United Airlines and Orbitz, LLC on behalf of an alleged nationwide class of traditional travel agents. The lawsuit alleges that the defendants violated Sections 1 and 2 of the Sherman Act by conspiring (1) to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers; and (2) to monopolize the distribution of common carrier air travel in the United States. The plaintiffs, who have requested a jury trial, are seeking injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws.

         Two travel agencies have filed a purported class action lawsuit against Delta in the U.S. District Court for the Central District of California on behalf of all travel agencies from which Delta has demanded payment for breach of the agencies’ contractual and fiduciary duties to Delta in connection with Delta ticket sale transactions during the period from September 20, 1997 to the present. The lawsuit alleges that Delta’s conduct (1) violates the Racketeer Influenced and Corrupt Organizations Act of 1970; and (2) creates liability for unjust enrichment. The plaintiffs, who have requested a jury trial, are seeking injunctive and declaratory relief; costs and attorneys fees; and unspecified treble damages. The trial is scheduled to begin on June 3, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareowners held on April 26, 2002, the owners of Delta Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1.	Elected the persons named below to our Board of Directors by the following vote:

	FOR	WITHHELD

James L. Broadhead	120,308,815	3,232,941

Edward H. Budd	120,493,133	3,048,623

George M.C. Fisher	120,529,136	3,012,620

David R. Goode	120,552,910	2,988,846

Gerald Grinstein	120,045,094	3,496,662

Leo F. Mullin	120,323,846	3,217,910

John F. Smith, Jr.	120,524,834	3,016,922

Joan E. Spero	120,435,502	3,106,254

Andrew J. Young	119,672,541	3,869,215

There were no broker non-votes on this matter.

2.	Ratified the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2002 by a vote of 119,393,439 FOR; 3,507,755 AGAINST; and 640,562 ABSTENTIONS. There were no broker non-votes on this matter.

3.	Defeated a shareowner proposal relating to cumulative voting for directors by a vote of 20,676,777 FOR; 55,898,117 AGAINST; 30,417,715 ABSTENTIONS. There were 16,549,147 broker non-votes on this matter.

4.	Defeated a shareowner proposal relating to executive severance agreements by a vote of 33,484,475 FOR; 71,632,068 AGAINST; 1,876,066 ABSTENTIONS. There were 16,549,147 broker non-votes on this matter.

Item 5. Other Information

Employee Matters

         Delta Flight Attendant Representation Election. On February 1, 2002, the National Mediation Board (NMB) announced that Delta’s approximately 19,000 flight attendants rejected union representation by a 71% to 29% margin. The NMB is investigating charges of interference filed against us by the Association of Flight Attendants. We believe these charges are without merit.

         Staffing Reduction Program. Due to the significant reduction in traffic following the September 11 terrorist attacks, Delta reduced its scheduled capacity by 16% effective November 1, 2001. As a result of these capacity reductions, Delta reduced its staffing levels by approximately 11,000 employees across all major work groups at December 31, 2001. Approximately 10,000 Delta employees participated in one of Delta’s voluntary programs, which include leaves of absence, severance and an early retirement program. Involuntary reductions are currently expected to affect approximately 1,700 employees, which includes the furlough of up to 1,400 pilots. Approximately 400 pilot furloughs occurred in 2001 and up to 1,000 are expected to occur in 2002 or 2003.

         On November 1, 2001, the Air Line Pilots Association, International (ALPA), the union representing Delta pilots, filed a grievance asserting that Delta’s plan to furlough up to 1,400 pilots is not permitted under the collective bargaining agreement between Delta and ALPA. The collective bargaining agreement generally provides that no pilot on the seniority list as of July 1, 2001 will be furloughed unless the furlough is caused by a circumstance beyond Delta’s control, as defined in that agreement. In accordance with the collective bargaining agreement, the grievance was presented to a neutral arbitrator for a decision. On April 12, 2002, the arbitrator denied the grievance, ruling that the pilot furloughs were caused by a circumstance beyond Delta’s control as set out in the collective bargaining agreement. The arbitrator retained jurisdiction of this matter to consider any issues that might arise regarding the Company’s plans to continue the furloughs, or its obligation to implement reasonable mechanisms for recalling furloughed pilots, if the conditions existing as of September 11 are ameliorated to an extent that exceeds Delta’s original expectations. ALPA sent Delta a letter dated July 16, 2002 asserting that there should be no further pilot furloughs and that Delta should commence recalling furloughed pilots to active service, based on the foregoing portion of the arbitrator’s ruling. Delta believes that ALPA’s assertions are without merit.

         Delta Pilot Ground Training Instructors. In June 2002, Delta’s approximately 150 pilot ground training instructors ratified a collective bargaining agreement between Delta and their collective bargaining representative, the Transport Workers Union of America. The new agreement becomes amendable on January 1, 2003. In response to an application filed by a ground training instructor, the NMB conducted a new representation election in the pilot ground training instructor group. On August 9, 2002, the NMB announced that less than 50% of the eligible voters cast a ballot setting the stage for the group to return to nonunion status. The NMB’s process is to wait seven days to certify the final results, pending any additional filings by the parties.

         Comair Flight Attendants. In July 2002, Comair’s approximately 700 flight attendants ratified a collective bargaining agreement between Comair and their collective bargaining representative, the International Brotherhood of Teamsters. The new agreement becomes amendable in July 2007.

         Other Matters. For information regarding our other employee matters, see “Employee Matters” on page 23 of the Annual Report and pages 9-11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Change in Independent Public Accountant

         During the March 2002 quarter, we changed independent public accountants. Our new accountants issued a review report for the unaudited Condensed Consolidated Financial Statements as of June 30, 2002 and for the three months and six months then ended which is included in this Form 10-Q (page 36). Our prior independent public accountants issued an audit opinion for the Consolidated Financial Statements as of December 31, 2001 which is included in the Annual Report (page 55).

Other Matters

         On July 24, 2002, United Airlines and US Airways announced a new marketing alliance that will include codesharing and frequent flyer program reciprocity. These arrangements are subject to regulatory approvals and other conditions. We are evaluating our strategic options in response to this proposed transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Credit Agreement dated as of May 19, 2000 by and among Delta, Certain Banks and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Letter of Credit Bank and Agent, as amended by the First Amendment dated as of August 29, 2001 and the Second Amendment dated as of November 9, 2001 thereto.

4.2	Reimbursement Agreement dated as of May 1, 2000 among Delta, Certain Banks and Commerzbank AG, New York Branch, as Agent and the Fronting Bank, as amended by the First Amendment dated as of November 9, 2001 thereto.

10.1	Delta Air Lines, Inc. 2002 Retention Program.

10.2	Form of Stock Option Award Agreement under the Delta 2000 Performance Compensation Plan.

10.3	Letter dated May 28, 2002 supplementing the letter dated September 17, 1998 between Delta and Robert L. Colman concerning Mr. Colman’s employment with Delta.

12.	Computation of ratio of earnings to fixed charges.

15.	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

99.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b)	Reports on Form 8-K

         On April 16, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Matters and Regulation FD Disclosure, its financial results for the quarter ended March 31, 2002.

         On April 23 and 25, 2002, Delta filed Current Reports on Form 8-K to incorporate into Delta’s Form S-3 Registration Statement certain audited financial statements of MBIA, Inc. and MBIA Insurance Corporation.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

By:	/s/ M. Michele Burns
M. Michele Burns Executive Vice President and Chief Financial Officer

August 13, 2002