Form 10-Q
period 2002-09-30
DELTA AIR LINES INC /DE/
filed 2002-11-14
CIK 27904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes [X]    No [  ]

Number of shares outstanding by each class of common stock,
as of October 31, 2002:

Common Stock, $1.50 par value -123,354,008 shares outstanding

This document is also available on our web site at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Notes to the Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
INDEPENDENT ACCOUNTANTS’ REPORT
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX
EX-10
EX-12
EX-15
EX-99

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

1.	the many effects on Delta and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

•	the adverse impact of the terrorist attacks on the demand for air travel;
•	the change in Delta’s operations and higher costs resulting from, and customer reaction to, new airline and airport security directives, including the Aviation and Transportation Security Act;
•	the availability and cost of war and terrorism risk and other insurance for Delta;
•	the availability to Delta of financing on commercially reasonable terms, which may be influenced by, among other things, airline bankruptcies, the creditworthiness of the airline industry in general and Delta in particular and actions by credit rating agencies;
•	potential declines in the values of the aircraft in Delta’s fleet or facilities and related asset impairment charges;
•	additional terrorist activity and/or war;

2.	general economic conditions, both in the United States and in our markets outside the United States;

3.	competitive factors in our industry, such as mergers and acquisitions, airline bankruptcies, the airline pricing environment, the growth of low cost carriers, international alliances, codesharing programs and capacity decisions by competitors;

4.	outcomes of negotiations on collective bargaining agreements and other labor issues;

5.	changes in the availability or cost of aircraft fuel or fuel hedges;

6.	disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

7.	actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies;

8.	the willingness of customers to travel generally, and with Delta specifically, which could be affected by factors such as Delta’s and the industry’s safety record; and

9.	the outcome of Delta’s litigation.

         Caution should be taken not to place undue reliance on Delta’s forward-looking statements, which represent Delta’s views only as of November 13, 2002, and which Delta has no current intention to update.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
ASSETS	2002	2001*

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,657	$2,210

Restricted cash	97	—

Accounts receivable, net of an allowance for uncollectible accounts of $35 at September 30, 2002 and $43 at December 31, 2001	530	368

Income tax receivable	283	160

Expendable parts and supplies inventories, net of an allowance for obsolescence of $145 at September 30, 2002 and $139 at December 31, 2001	158	181

Deferred income taxes	651	518

Fuel hedge contracts, at fair market value	94	55

Prepaid expenses and other	374	235

Total current assets	3,844	3,727

PROPERTY AND EQUIPMENT:

Flight equipment	20,179	19,427

Less: Accumulated depreciation	6,062	5,730

Flight equipment, net	14,117	13,697

Flight equipment under capital leases	382	382

Less: Accumulated amortization	288	262

Flight equipment under capital leases, net	94	120

Ground property and equipment	4,622	4,412

Less: Accumulated depreciation	2,592	2,355

Ground property and equipment, net	2,030	2,057

Advance payments for equipment	127	223

Total property and equipment, net	16,368	16,097

OTHER ASSETS:

Investments in debt and equity securities	45	96

Investments in associated companies	180	180

Cost in excess of net assets acquired, net	2,092	2,092

Operating rights and other intangibles, net of accumulated amortization of $250 at September 30, 2002 and $246 at December 31, 2001	103	94

Restricted investments for Boston airport terminal project	438	475

Other noncurrent assets	967	1,004

Total other assets	3,825	3,941

Total assets	$24,037	$23,765

*     Derived from the audited Consolidated Balance Sheet included in Delta’s 2001 Annual Report to Shareowners.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
LIABILITIES AND SHAREOWNERS' EQUITY	2002	2001*

	(Unaudited)
CURRENT LIABILITIES:

Current maturities of long-term debt	$790	$260

Short-term obligations	188	765

Current obligations under capital leases	24	31

Accounts payable and other accrued liabilities	1,740	1,617

Air traffic liability	1,544	1,224

Taxes payable	879	1,049

Accrued salaries and related benefits	1,182	1,121

Accrued rent	239	336

Total current liabilities	6,586	6,403

NONCURRENT LIABILITIES:

Long-term debt	8,665	7,781

Long-term debt issued by Massachusetts Port Authority	498	498

Capital leases	51	68

Postretirement benefits	2,292	2,292

Accrued rent	791	781

Deferred income taxes	827	625

Other	500	464

Total noncurrent liabilities	13,624	12,509

DEFERRED CREDITS:

Deferred gains on sale and leaseback transactions	490	519

Manufacturers’ and other credits	242	310

Total deferred credits	732	829

COMMITMENTS AND CONTINGENCIES (Notes 3, 8, 9 and 16)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:

Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 6,097,688 shares issued and outstanding at September 30, 2002, and 6,278,210 shares issued and outstanding at December 31, 2001	439	452

Unearned compensation under employee stock ownership plan	(189)	(197)

Total Employee Stock Ownership Plan Preferred Stock	250	255

SHAREOWNERS’ EQUITY:

Common stock, $1.50 par value; 450,000,000 shares authorized; 180,896,343 shares issued at September 30, 2002 and 180,890,356 shares issued at December 31, 2001	271	271

Additional paid-in capital	3,258	3,267

Retained earnings	2,002	2,930

Accumulated other comprehensive income	32	25

Treasury stock at cost, 57,551,427 shares at September 30, 2002 and 57,644,690 shares at December 31, 2001	(2,718)	(2,724)

Total shareowners’ equity	2,845	3,769

Total liabilities and shareowners’ equity	$24,037	$23,765

*	Derived from the audited Consolidated Balance Sheet included in Delta’s 2001 Annual Report to Shareowners.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001*	2002	2001*

OPERATING REVENUES:

Passenger	$3,165	$3,190	$9,260	$10,325

Cargo	112	116	332	387

Other, net	143	92	405	304

Total operating revenues	3,420	3,398	9,997	11,016

OPERATING REVENUES:

Salaries and related costs	1,555	1,534	4,619	4,701

Aircraft fuel	468	472	1,208	1,449

Depreciation and amortization	289	318	861	973

Contracted services	256	248	760	758

Landing fees and other rents	213	198	627	588

Aircraft maintenance materials and outside repairs	182	216	548	596

Aircraft rent	175	183	532	557

Other selling expenses	141	152	426	496

Passenger commissions	72	137	268	422

Passenger service	95	124	287	365

Asset writedowns and other nonrecurring items	225	68	288	128

Stabilization Act compensation	(34)	(171)	(34)	(171)

Other	168	170	554	634

Total operating expenses	3,805	3,649	10,944	11,496

OPERATING LOSS	(385)	(251)	(947)	(480)

OTHER INCOME (EXPENSE):

Interest expense	(165)	(126)	(481)	(354)

Interest income	9	21	29	72

Gain (loss) from sale of investments	—	12	(3)	19

Fair value adjustments of SFAS 133 derivatives	10	(51)	(33)	44

Miscellaneous income (expense), net	4	(13)	19	(30)

Total other income (expense)	(142)	(157)	(469)	(249)

LOSS BEFORE INCOME TAX BENEFIT	(527)	(408)	(1,416)	(729)

INCOME TAX BENEFIT	201	149	507	247

NET LOSS	(326)	(259)	(909)	(482)

PREFERRED STOCK DIVIDENDS	(4)	(3)	(11)	(10)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$(330)	$(262)	$(920)	$(492)

BASIC AND DILUTED LOSS PER SHARE	$(2.67)	$(2.13)	$(7.46)	$(4.00)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	123,285,610	123,144,899	123,257,925	123,076,651

DIVIDENDS PER COMMON SHARE	$0.025	$0.025	$0.075	$0.075

*	Derived from the Consolidated Statement of Operations previously included in Delta’s Form 10-Q for the quarterly period ended September 30, 2001.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Nine Months Ended
	September 30,

	2002	2001*

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(909)	$(482)

Adjustments to reconcile net loss to cash provided by operating activities, net	556	630

Changes in certain assets and liabilities, net	431	456

Net cash provided by operating activities	78	604

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions:

Flight equipment, including advance payments	(855)	(1,749)

Ground property and equipment	(243)	(411)

(Increase) decrease in restricted investments related to Boston airport terminal project	37	(485)

Decrease in short-term investments, net	5	239

Proceeds from sale of investments	24	148

Proceeds from sale of flight equipment	46	64

Other, net	(11)	19

Net cash used in investing activities	(997)	(2,175)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt and capital lease obligations	(418)	(148)

Issuance of long-term obligations	1,598	1,431

Issuance of long-term debt by Massachusetts Port Authority	—	498

(Payments on) proceeds from short-term obligations and notes payable, net	(780)	1,248

Cash dividends on common and preferred stock	(22)	(23)

Redemption of preferred stock	(13)	(6)

Other, net	1	(7)

Net cash provided by financing activities	366	2,993

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(553)	1,422

Cash and cash equivalents at beginning of period	2,210	1,364

Cash and cash equivalents at end of period	$1,657	$2,786

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) during the period for:

Interest (net of amounts capitalized)	$382	$311

Income taxes	$(515)	$(94)

NON-CASH TRANSACTIONS:

Aircraft delivered under seller financing	$393	$55

*	Derived from the Condensed Consolidated Statement of Cash Flows previously included in Delta’s Form 10-Q for the quarterly period ended September 30, 2001.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Statistical Summary:	2002	2001	2002	2001

Revenue Passenger Miles (millions)	27,364	26,881	76,913	79,994

Available Seat Miles (millions)	36,840	37,730	106,439	113,695

Passenger Mile Yield	11.57¢	11.87¢	12.04¢	12.91¢

Operating Revenue Per Available Seat Mile	9.28¢	9.00¢	9.39¢	9.69¢

Passenger Revenue Per Available Seat Mile	8.59¢	8.46¢	8.70¢	9.08¢

Operating Cost Per Available Seat Mile	10.33¢	9.67¢	10.28¢	10.11¢

Operating Cost Per Available Seat Mile — Excluding (1)	9.81¢	9.94¢	10.04¢	10.15¢

Passenger Load Factor	74.28%	71.25%	72.26%	70.36%

Breakeven Passenger Load Factor	83.29%	76.86%	79.65%	73.63%

Breakeven Passenger Load Factor — Excluding (1)	78.80%	79.16%	77.66%	73.92%

Passengers Enplaned (thousands)	27,713	26,441	79,758	81,503

Revenue Ton Miles (millions)	3,098	3,065	8,789	9,218

Cargo Ton Miles (millions)	362	377	1,098	1,221

Cargo Ton Mile Yield	31.01¢	30.85¢	30.28¢	31.72¢

Fuel Gallons Consumed (millions)	656	678	1,889	2,056

Average Price Per Fuel Gallon, net of hedging gains	71.33¢	69.63¢	63.93¢	70.49¢

Number of Aircraft in Fleet, End of Period	822	828	822	828

Full-Time Equivalent Employees, End of Period	76,000	83,000	76,000	83,000

(1)	Calculation excludes unusual items for the applicable periods as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements

September 30, 2002
(Unaudited)

1. ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all of the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes in our 2001 Annual Report to Shareowners (Annual Report).

         Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, asset writedowns and other nonrecurring items (as discussed in the Unusual Items section of Management’s Discussion and Analysis in this Form 10-Q), considered necessary for a fair statement of results for the interim periods presented. We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.

         Due to seasonal variations in the demand for air travel and other factors, including the continued negative impact of the effects of the September 11 terrorist attacks on our business, operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of operating results for the entire year.

Restricted Assets

         As of September 30, 2002, we had $97 million in restricted cash included in current assets on our Consolidated Balance Sheets. This amount primarily relates to cash held as collateral to support projected workers’ compensation insurance obligations.

         As of September 30, 2002, we had $438 million in restricted investments included in other assets on our Consolidated Balance Sheets. This amount is restricted for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. For additional information about this project, see Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in our Annual Report.

2. NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142)

         Effective January 1, 2002, we adopted SFAS 142, which addresses financial accounting and reporting for goodwill and other intangible assets. Goodwill is presented as cost in excess of net assets acquired on our Consolidated Balance Sheets.

         Prior to January 1, 2002, goodwill and other intangible assets were amortized over their estimated useful lives (not to exceed 40 years in the case of goodwill). SFAS 142 requires that we discontinue the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, in accordance with SFAS 142, we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred. Intangible assets that have determinable useful lives will continue to be amortized on a straight-line basis over their remaining estimated useful lives.

         SFAS 142 requires a two step process in evaluating goodwill for impairment. The first step requires the comparison of the fair value of each reporting unit to its carrying value. We have identified three reporting units which have assigned goodwill: Delta-mainline; Comair, Inc. (Comair); and Atlantic Southeast Airlines, Inc. (ASA). Our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

         We perform our impairment test for our indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The fair value of the asset unit is estimated in a similar manner as discussed above for goodwill. We recognize an impairment charge if the carrying value of the asset unit exceeds its estimated fair value.

         For the twelve months ending December 31, 2002, we expect the adoption of SFAS 142 to decrease operating expenses by approximately $60 million, net of tax, due to the discontinuance of amortization of our goodwill and indefinite-lived intangible assets. The following table reconciles our reported net loss and loss per share to adjusted net loss and loss per share as if the non-amortization provisions of SFAS 142 had been applied to prior year periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

(in millions, except per share data)

Net loss	$(326)	$(259)	$(909)	$(482)

Add back: goodwill and international route amortization, net of tax	—	15	—	45

Adjusted net loss	$(326)	$(244)	$(909)	$(437)

Basic and diluted loss per share:

Net loss	$(2.67)	$(2.13)	$(7.46)	$(4.00)

Add back: goodwill and international route amortization, net of tax	—	0.12	—	0.37

Adjusted net loss	$(2.67)	$(2.01)	$(7.46)	$(3.63)

         During the March 2002 quarter, we completed our initial test of potential impairment of indefinite-lived intangible assets, other than goodwill; that test indicated no impairment at the date of adoption of SFAS 142. Because our leasehold and operating rights have definite useful lives, we will continue to amortize those assets over their respective lease terms which range from nine to 19 years. The following table presents information about our intangible assets, other than goodwill, at September 30, 2002 and December 31, 2001:

	September 30,		December 31,
	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Leasehold and operating rights	$125	$(85)	$113	$(81)

Other	3	(1)	2	(1)

Total	$128	$(86)	$115	$(82)

	Net Carrying	Net Carrying
	Amount	Amount

Unamortized intangible assets:

International routes	$60	$60

Other	1	1

Total	$61	$61

         During the June 2002 quarter, we completed our transitional goodwill impairment test, which indicated no impairment at the date of adoption of SFAS 142. We will perform the required annual impairment test of our goodwill and indefinite-lived intangible assets during the December 2002 quarter.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS 145)

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, which, among other things, (1) requires that gains and losses due to the extinguishment of debt be classified as extraordinary items on the Consolidated Statements of Operations only if certain criteria are met and (2) amends the accounting for sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and for financial statements issued on or after May 15, 2002; however, earlier adoption is encouraged. We believe the adoption of SFAS 145 will not have a material impact on our Consolidated Financial Statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146)

         In June 2002, the FASB issued SFAS 146, which nullifies previous accounting and reporting standards for costs associated with exit or disposal activities by requiring the related liability to be recognized and measured initially at fair value when the liability is incurred. Under the previous guidance, the liability for exit or disposal costs was recognized at the date management committed to an exit plan. As a result, the adoption of SFAS 146 will impact the timing of the recognition of the liabilities related to future exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002; however, earlier adoption is encouraged.

3. SALE OF RECEIVABLES

         We are a party to an agreement, as amended during the June 2002 quarter, under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. In exchange for the sale of receivables, we received cash and a subordinated promissory note. The principal amount of the promissory note was $196 million at September 30, 2002, and is included in accounts receivable on our Consolidated Balance Sheets.

         As part of this agreement, the subsidiary is required to pay fees to a third party based on the amounts invested by the third party. For the three and nine months ended September 30, 2002, these fees were $1 million and $3 million, respectively. These fees are included in other income (expense) under miscellaneous income (expense), net in our Consolidated Statements of Operations.

         This agreement expires on March 31, 2003. However, the third party may terminate this agreement and require us to repurchase any outstanding receivables if our senior unsecured long-term debt is rated either below Ba3 by Moody’s or below BB- by Standard & Poor’s. If the agreement had been terminated in these circumstances at September 30, 2002, we would have been required to repurchase outstanding receivables for $176 million. At September 30, 2002, our senior unsecured long-term debt was rated Ba3 by Moody’s and BB- by Standard & Poor’s. Both Moody’s and Standard & Poor’s ratings outlooks for our long-term debt are negative.

         For additional information regarding our sale of receivables, see Note 3 of the Notes to the Condensed Consolidated Financial Statements (pages 10-11) in our Form 10-Q for the quarter ended June 30, 2002 and Note 18 of the Notes to the Consolidated Financial Statements (page 52) in our Annual Report.

4. MARKETABLE AND OTHER EQUITY SECURITIES

priceline.com Incorporated (priceline)

         At September 30, 2002, our equity interest in priceline consisted of (1) 13,469 shares of Series B Redeemable Preferred Stock (Series B Preferred Stock); (2) a warrant to purchase up to 4.5 million shares of priceline common stock for $2.97 per share (2001 Warrant); (3) a warrant to purchase up to 4.7 million shares of priceline common stock for $4.72 per share (Amended 1999 Warrant); and (4) 2.1 million shares of priceline common stock. Our shares of priceline common stock include 241,441 shares received during the September 2002 quarter as a dividend on our Series B Preferred Stock. We recorded other income of approximately $490,000 in our Consolidated Statements of Operations related to this dividend.

         At September 30, 2002, the carrying values of our holdings in Series B Preferred Stock and priceline common stock were $14 million and $3 million, respectively. The Series B Preferred Stock and priceline common stock are accounted for as available-for-sale securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), the Series B Preferred Stock and the priceline common stock are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets and any change in fair market value is recorded in accumulated other comprehensive income. The Series B Preferred Stock is recorded at face value, which we believe approximates fair market value. At September 30, 2002, the carrying value of the 2001 Warrant and the Amended 1999 Warrant totaled $2 million. The warrants are recorded at fair market value in investments in debt and equity securities on our Consolidated Balance Sheets and any changes in fair market value are recorded in other income (expense) on our Consolidated Statements of Operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

         For additional information regarding the Series B Preferred Stock, the 2001 Warrant, the Amended 1999 Warrant and our priceline common stock, see Note 4 of the Notes to the Condensed Consolidated Financial Statements (pages 11-12) in our Form 10-Q for the quarter ended March 31, 2002 and Note 3 of the Notes to the Consolidated Financial Statements (pages 33-35) in our Annual Report.

Republic Airways Holdings Inc. (Republic)

         At September 30, 2002, our equity interest in Republic consisted of (1) a warrant to purchase up to 1.5 million shares of Republic’s common stock for $12.50 per share (2002 Warrant); (2) a warrant to purchase up to 1.5 million shares of Republic’s common stock at a price per share equal to 95% of the public offering price per share in Republic’s initial public offering of common stock (IPO Warrant); and (3) the right to purchase up to 5% of the shares of common stock that Republic offers for sale in its initial public offering at a price per share equal to the initial public offering price. We received these equity interests in the June 2002 quarter in conjunction with a contract carrier agreement we entered into with Chautauqua Airlines, Inc. (Chautauqua), a regional air carrier which is a subsidiary of Republic. During the September 2002 quarter, there were no changes in our equity interest in Republic.

         The carrying value of the 2002 Warrant at September 30, 2002 was $11 million. The 2002 Warrant is accounted for in the same manner as the priceline warrants described above.

         For additional information regarding our equity interest in Republic, see Note 4 of the Notes to the Condensed Consolidated Financial Statements (pages 11-12) in our Form 10-Q for the quarter ended June 30, 2002. For additional information regarding SFAS 133 and the Chautauqua contract carrier agreement, see Notes 6 and 8, respectively, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

5. INVESTMENTS IN ASSOCIATED COMPANIES

         During the September 2002 quarter, we received a $40 million cash dividend related to our investment in WORLDSPAN, L.P. (Worldspan). Because we account for this investment under the equity method, this dividend did not impact our Consolidated Statements of Operations.

6. DERIVATIVE INSTRUMENTS

         In accordance with SFAS 133, we record all derivative instruments on our Consolidated Balance Sheets at fair market value and recognize certain non-cash changes in these fair market values in our Consolidated Statements of Operations. SFAS 133 applies to the accounting for our fuel hedging program, our interest rate hedging program and our holdings of equity warrants and other similar rights in certain companies. The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

	Income (Expense)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Change in time value of fuel hedge contracts	$(1)	$(5)	$(27)	$(12)

Ineffective portion of fuel hedge contracts	19	8	24	4

Fair value adjustment of equity rights	(8)	(54)	(30)	52

Fair value adjustments of SFAS 133 derivatives, pretax	$10	$(51)	$(33)	$44

Total, net of tax	$6	$(31)	$(21)	$27

Fuel Hedging Program

         At September 30, 2002, our fuel hedge contracts had an estimated short-term fair market value of $94 million and an estimated long-term fair market value of $2 million. Unrealized gains of $38 million, net of tax, were recorded in accumulated other comprehensive income on our Consolidated Balance Sheets at September 30, 2002. For additional information regarding SFAS 133 and our fuel hedging policy, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in our Annual Report.

Interest Rate Hedging Program

         To more effectively manage our interest rate exposure, on July 18, 2002, we entered into two interest rate swap agreements relating to our (1) $300 million principal amount of unsecured Series C Medium Term Notes due March 15, 2004, which pay interest at a fixed rate of 6.65% per year and (2) $500 million principal amount of unsecured Notes due December 15, 2005, which pay interest at a fixed rate of 7.70% per year.

         Under the first interest rate swap agreement, we are paying the London Interbank Offered Rate (LIBOR) plus a margin per year and receiving 6.65% per year on a notional amount of $300 million until March 15, 2004. Under the second agreement, we are paying LIBOR plus a margin per year and receiving 7.70% per year on a notional amount of $500 million until December 15, 2005. Each of these transactions qualifies for hedge accounting under SFAS 133 and will be accounted for as fair value hedges. We do not enter into interest rate hedge agreements for speculative purposes.

         At September 30, 2002, our interest rate swap agreements had an estimated long-term fair market value of $18 million. The gains and losses related to these agreements are recorded in interest expense in our Consolidated Statements of Operations. For additional information regarding SFAS 133, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in our Annual Report.

Equity Warrants and Other Similar Rights

         We own equity warrants and other similar rights in certain companies, primarily Republic and priceline. At September 30, 2002, the total fair market value of these rights was $14 million. The changes in fair market value of these rights are recorded on our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information regarding these equity interests, see Note 3 of the Notes to the Consolidated Financial Statements (pages 33-35) in our Annual Report and Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

7. AIRCRAFT FLEET

         Our total aircraft fleet, orders, options and rolling options at September 30, 2002 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
						Rolling
Aircraft Type	Owned	Leased	Total	Orders	Options	Options

B-727-200	23	4	27	—	—	—

B-737-200	—	52	52	—	—	—

B-737-300	—	17	17	—	—	—

B-737-800	69	—	69	61	60	258

B-757-200	80	41	121	—	20	49

B-767-200	15	—	15	—	—	—

B-767-300/300ER	55	32	87	—	10	10

B-767-400	21	—	21	—	24	4

B-777-200	8	—	8	5	20	15

MD-11	8	7	15	—	—	—

MD-88	63	57	120	—	—	—

MD-90	16	—	16	—	—	—

EMB-120	39	—	39	—	—	—

ATR-72	4	15	19	—	—	—

CRJ-100/200	68	122	190	36	205	—

CRJ-700	6	—	6	52	165	—

Total	475	347	822	154	504	336

         The table above reflects the following changes which occurred during the September 2002 quarter:

•	We accepted delivery of five CRJ-200 and three CRJ-700 aircraft.
•	We retired five B-727-200 aircraft.
•	We grounded two B-727-200 and four B-737-300 aircraft prior to their lease expirations. We will return these aircraft to their lessors when their respective lease terms expire.
•	We returned six EMB-120 aircraft to the lessor due to the expiration of the leases.
•	We sold and leased back four B-737-200 and three B-737-300 aircraft.

         The above table includes the following 20 aircraft, which we temporarily grounded as a result of capacity reductions implemented after the September 11 terrorist attacks: 16 B-737-200, three B-767-200 and one B-767-400 aircraft.

8. COMMITMENTS AND LEASE OBLIGATIONS

Aircraft & Engine Order Commitments

         Future expenditures for aircraft and engines on order as of September 30, 2002 are estimated to be $5.3 billion. The following table shows the timing of these commitments, as adjusted to reflect the deferral in October 2002 of the delivery of the 31 mainline aircraft discussed below:

Year Ending December 31,
(in billions)	Amount

Three months ending December 31, 2002	$0.3

2003	1.0

2004	0.7

2005	1.2

2006	1.3

After 2006	0.8

Total	$5.3

         The table above reflects the deferred delivery of the following 31 mainline aircraft, which will result in no mainline aircraft deliveries during 2003 or 2004:

•	five B-737-800 aircraft deferred from 2003 to 2006;
•	23 B-737-800 aircraft deferred from 2004 to 2007;
•	one B-777-200 aircraft deferred from 2004 to 2006; and
•	two B-777-200 aircraft deferred from 2005 to 2006.

Contract Carrier Agreement Commitments

         We have contract carrier agreements with two regional air carriers, Atlantic Coast Airlines, Inc. and SkyWest Airlines, Inc., which expire in 2010. During the June 2002 quarter, we entered into a contract carrier agreement with a third regional air carrier, Chautauqua Airlines, which expires in 2012. Chautauqua will operate a total of 22 regional jet aircraft that are scheduled to be placed in service between November 2002 and November 2003 under the Delta Connection program.

         Under these contract carrier agreements, we schedule certain aircraft that are operated by those airlines using our flight code, sell the seats on those flights and retain the related revenues. We pay those airlines an amount based on their cost of operating those flights plus a specified margin. For the three and nine months ended September 30, 2002, we recorded costs totaling approximately $145 million and approximately $400 million, respectively, related to the Atlantic Coast Airlines and SkyWest agreements; these amounts include reimbursement to the carriers as well as direct costs we incurred under the programs. For the three months ending December 31, 2002, we expect to record costs totaling approximately $150 million related to the three contract carrier agreements. At September 30, 2002, these regional air carriers operated 92 aircraft for us under these agreements. We anticipate the three regional air carriers will operate 100 aircraft for us by December 31, 2002. Additionally, we estimate that the total fair market value of the aircraft that the three regional air carriers could assign to us or require us to purchase or lease if we terminate the connection carrier contracts in certain circumstances is approximately $1.6 billion.

         For additional information regarding our agreement with Chautauqua, see Note 7 of the Notes to the Condensed Consolidated Financial Statements (pages 15-16) in our Form 10-Q for the quarter ended June 30, 2002. For further information regarding our agreements with Atlantic Coast Airlines and SkyWest, see Note 11 of the Notes to the Consolidated Financial Statements (page 43) in our Annual Report.

Lease Obligations

         The following table summarizes, as of September 30, 2002, our minimum rental commitments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year:

Years Ending December 31,	Capital	Operating
(in millions)	Leases	Leases

Three months ending December 31, 2002	$7	$235

2003	30	1,250

2004	21	1,206

2005	14	1,186

2006	6	1,151

After 2006	11	8,072

Total minimum lease payments	89	$13,100

Less: Lease payments which represent interest	14

Present value of future minimum capital lease payments	75

Less: Current obligations under capital leases	24

Long-term capital lease obligations	$51

         The total minimum rental commitments under operating leases in the table above do not include approximately $155 million in future minimum lease payments to be received by us from noncancelable subleases.

         For additional information regarding our lease obligations and purchase commitments, see Notes 10 and 11, respectively, of the Notes to the Consolidated Financial Statements (pages 42-43) in our Annual Report.

9. DEBT INSTRUMENTS

Future Maturities

         The following table summarizes the scheduled maturities of our debt, including current maturities and short-term obligations, at September 30, 2002, as adjusted by the purchase of a portion of the ESOP Notes and certain refinancings of regional jet aircraft (see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

Years Ending December 31,	Principal
(in millions)	Amount

Three months ending December 31, 2002	$395

2003	624

2004	548

2005	1,152

2006	541

After 2006	6,881

Total	$10,141

Other Financing Arrangements

         On December 28, 2001, we entered into a credit facility with certain banks under which we could borrow up to $625 million on a secured basis until December 27, 2002. The banks’ lending commitment under this facility is reduced, however, to the extent we receive net cash proceeds from the issuance of certain financings. On August 22, 2002, we and the banks amended and restated this facility to extend its term to August 21, 2003 and to reduce the maximum amount we may borrow under this agreement to $500 million. There are no financial covenants in this facility. Any borrowings under this facility will be secured by certain aircraft owned by us. At September 30, 2002, there were no outstanding borrowings under this facility.

         During the September 2002 quarter, we borrowed $280 million which is due in installments through March 2018 and is secured by nine CRJ-200, two CRJ-700 and four B-737-800 aircraft. This debt bears interest at variable rates. A portion of the proceeds from these borrowings was used to repay $153 million of outstanding interim financing for ten CRJ-200 aircraft. At September 30, 2002, there was $280 million in outstanding borrowings under these financings at variable rates ranging from 2.11% to 3.55%.

         For a discussion of events which occurred subsequent to September 30, 2002 related to our debt, see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For further information about our debt, see (1) Note 8 of the Notes to Condensed Consolidated Financial Statements in our Form 10-Q for the quarters ended March 31, 2002 (pages 15-16) and June 30, 2002 (pages 17-18) and (2) Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in our Annual Report.

10. ASSET WRITEDOWNS

         During the September 2002 quarter, we recorded asset writedowns totaling $220 million ($139 million net of tax, or $1.13 diluted earnings per share) resulting from management’s review of our fleet plan. This charge was recorded in asset writedowns and other nonrecurring items on our Consolidated Statements of Operations and includes the following items:

Assets Classified as Held for Use
A $141 million writedown to fair market value of eight owned MD-11 aircraft and a $24 million writedown to fair market value of 23 owned B-727-200 aircraft. The impairment of these aircraft reflects a further reduction in their estimated future cash flows and fair market values since our impairment review in 2001 (discussed in Note 9 of the Notes to the Consolidated Financial Statements on page 42 in our Annual Report). The fair market value of these aircraft was based on third party appraisals. We plan to remove these eight owned MD-11 aircraft from service in early 2003 through early 2004.

Assets Classified as Held for Sale
A $37 million writedown to fair market value of 36 owned B-727-200 aircraft. The impairment of these aircraft resulted from a further decline in their fair market value since our impairment review in 2001. These aircraft will be disposed of as part of our fleet simplification plan and are expected to be sold by December 31, 2003 under an existing agreement. The net book value of these aircraft is included in other noncurrent assets on our Consolidated Balance Sheets at September 30, 2002 and is not material. These aircraft are not included in the aircraft fleet table in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q since they have been removed from service.

Other
An $18 million charge to writedown MD-11 spare parts inventory to their net realizable value.

11. RESTRUCTURING AND OTHER RESERVES

         The following table shows the reserve balances as of September 30, 2002 and the activity for the nine months then ended for restructuring costs recorded in prior years related to (1) facilities closures and other costs, (2) leased aircraft and (3) severance and related costs:

	Balance at	Additional			Balance at
	December 31,	Costs and			September 30,
(in millions)	2001	Expenses	Payments	Adjustments	2002

Facilities and other	$74	$—	$(7)	$(13)	$54

Leased aircraft	70	—	(12)	—	58

Severance and related costs	47	—	(29)	—	18

Total	$191	$—	$(48)	$(13)	$130

         The facilities and other reserve represents costs related primarily to (1) lease payments to be paid on closed facilities and (2) contract termination fees. The leased aircraft reserve represents lease payments for certain aircraft removed from service prior to their lease expiration date, less estimated sublease rental income. The severance and related costs reserve represents charges recorded in 2001 related primarily to (1) severance for pilots, which will be paid as pilots continue to be furloughed, and (2) medical benefits for employees who received severance or are participating in certain leave of absence programs, which will be paid monthly during 2002.

         During the September 2002 quarter, we recorded an adjustment of $13 million ($8 million net of tax, or $0.07 diluted earnings per share) to the facilities and other reserve balance related to charges recorded prior to 2001 where we determined that the remaining costs will be less than originally estimated. This adjustment was recorded in asset writedowns and other nonrecurring items on our Consolidated Statements of Operations. For additional information regarding our charges for nonrecurring items recorded in prior years, see Note 9 of the Notes to the Consolidated Financial Statements (pages 41-42) in our Annual Report.

12. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes unrealized gains and losses on marketable equity securities and changes in the fair market value of certain derivative instruments which qualify for hedge accounting. The differences between net loss and comprehensive loss for the three and nine months ended September 30, 2002 and 2001 are detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Net loss	$(326)	$(259)	$(909)	$(482)

Total other comprehensive income (loss):

Realization of loss on marketable equity securities	—	—	4	12

Unrealized loss on marketable equity securities	(3)	(82)	(10)	(86)

Realization of gain on derivative instruments	(32)	(69)	(96)	(277)

Unrealized gain (loss) on derivative instruments	37	(59)	116	8

Other	(1)	(3)	(2)	(3)

Income tax effect on other comprehensive income (loss)	—	83	(5)	135

Total other comprehensive income (loss)	1	(130)	7	(211)

Comprehensive loss, net of tax	$(325)	$(389)	$(902)	$(693)

         The following table shows the unrealized gains (losses), net of tax, included in accumulated other comprehensive income as of September 30, 2002 and December 31, 2001:

(in millions)	September 30,	December 31,
	2002	2001

Marketable equity securities	$(5)	$—

Derivative instruments	38	25

Other	(1)	—

Accumulated other comprehensive income	$32	$25

         As of September 30, 2002, we had recorded $60 million ($38 million net of tax) as total unrealized gains on open fuel hedge contracts in accordance with SFAS 133, which will be realized over the 12 months ending September 30, 2003. For additional information regarding SFAS 133, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in our Annual Report and Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

13. SHAREOWNERS’ EQUITY

         During the nine months ended September 30, 2002, we issued 5,987 shares of common stock and distributed a total of 98,873 shares from treasury under our broad-based employee stock option plans, our 2000 Performance Compensation Plan and the Non-Employee Directors’ Stock Plan. For additional information about our stock compensation plans, see Note 14 of the Notes to the Consolidated Financial Statements (pages 49-50) in our Annual Report.

14. GEOGRAPHIC INFORMATION

         We are managed as a single business unit that provides air transportation for passengers and cargo. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

North America	$2,687	$2,662	$8,063	$8,904

Atlantic	557	532	1,427	1,490

Latin America	139	135	415	432

Pacific	37	69	92	190

Total	$3,420	$3,398	$9,997	$11,016

15. EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

(in millions, except per share data)

BASIC AND DILUTED:

Net loss	$(326)	$(259)	$(909)	$(482)

Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(3)	(11)	(10)

Net loss available to common shareowners	$(330)	$(262)	$(920)	$(492)

Weighted average shares outstanding	123.3	123.1	123.3	123.1

Basic and diluted loss per share	$(2.67)	$(2.13)	$(7.46)	$(4.00)

         The following table shows common stock equivalents that were excluded from the above computation of diluted loss per share because their effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Additional shares assuming:

Exercise of stock options	—	0.6	—	0.9

Conversion of allocated Series B ESOP Convertible Preferred Stock	6.2	5.9	6.0	5.7

Conversion of performance-based stock units	0.5	0.3	0.5	0.3

Total additional shares	6.7	6.8	6.5	6.9

         For both the three and nine months ended September 30, 2002, we had 54 million stock options that were excluded from the diluted loss per share computation because the exercise price of the options was greater than the average price of common stock for those respective periods. For the three and nine months ended September 30, 2001, we had 45 million and 44 million stock options, respectively, that were excluded from the diluted loss per share computation because the exercise price of the options was greater than the average price of common stock for those respective periods.

16. SUBSEQUENT EVENTS

Letter of Credit Reimbursement Agreements

         At September 30, 2002, we were a party to two reimbursement agreements with banks which had issued letters of credit to support certain of our obligations. Under one of these agreements, Commerzbank AG has issued, and there is currently outstanding, letters of credit totaling $409 million to back our obligations with respect to $403 million principal amount of tax exempt municipal bonds issued to finance the construction of certain facilities leased to us (Commerzbank Agreement). Under the other agreement, which we recently terminated, Bayerische Hypo-Und Vereinsbank AG had issued a $366 million letter of credit to back our obligations relating to $261 million principal amount of Series C Guaranteed Serial ESOP Notes (ESOP Notes) issued by the Delta Family-Care Savings Plan (HVB Agreement).

         The Commerzbank and HVB Agreements each contained certain financial covenants, including covenants that limited our debt-to-equity ratio and secured debt. As discussed in our Form 8-K filed on September 27, 2002, while we were in full compliance with these covenants, we believe we would not have been in compliance with the debt-to-equity covenant by the end of the December 2002 quarter.

         To address the covenant compliance issue and to increase our financial flexibility, on September 25, 2002, we entered into an amendment to the Commerzbank Agreement to eliminate the debt-to-equity ratio and secured debt covenants from that agreement. In consideration for these changes, we agreed with the banks that are parties to the Commerzbank Agreement (several of which also participated in the HVB Agreement):

•	to maintain a minimum of $1 billion of unrestricted cash and cash equivalents and short-term investments as of the end of each month, beginning on October 31, 2002;
•	to terminate by October 31 2002, the HVB Agreement and the related letter of credit that supports our obligations with respect to the ESOP Notes. The HVB Agreement was originally scheduled to expire on May 19, 2003;
•	to terminate by June 8, 2003 the Commerzbank Agreement and all of the letters of credit issued thereunder. These letters of credit were originally scheduled to expire between June 8, 2003 and December 4, 2003; and
•	to pay an amendment fee to the banks which timely consented to the amendment of the Commerzbank Agreement.

         To effect the termination of the HVB Agreement, on September 30, 2002, we provided the required notice of our decision to terminate early the letter of credit issued under that agreement. As a result of this action, each holder of the ESOP Notes had the right to require us to purchase its ESOP Notes before the termination of the letter of credit. Some, but not all, of the holders of the ESOP Notes exercised this right. On October 15, 2002, we purchased ESOP Notes for $215 million, covering $169 million principal amount of ESOP Notes, $4 million of accrued interest and $42 million of make-whole premium. The $42 million loss recognized for the make-whole premiums related to this extinguishment of debt will be recorded in other income (expense) on our Consolidated Statements of Operations during the December 2002 quarter. We subsequently terminated the HVB Agreement and the related letter of credit, and the amendment to the Commerzbank Agreement became effective.

         As a result of the termination of the letter of credit issued under the HVB Agreement, the holders of the $92 million principal amount of ESOP Notes that we did not purchase have the right to require us to purchase their ESOP Notes on February 25, 2003. Our purchase price will be equal to the principal amount of the ESOP Notes tendered for purchase plus accrued interest and a make-whole premium. The amount of the make-whole premium will be determined shortly before the purchase based on then existing interest rates.

         As discussed above, the letters of credit under the Commerzbank Agreement terminate on June 8, 2003. Unless these letters of credit are extended in a timely manner, we will be required to purchase on June 3, 2003 the related $403 million principal amount of tax exempt municipal bonds. In these circumstances, we could seek to remarket the bonds at then prevailing interest rates, but there is no assurance we would be able to do this. For additional information regarding these bonds, see Note 8 of the Notes to the Consolidated Financial Statements (page 40) in our Annual Report.

Other Financing Arrangements

         On January 31, 2002, we entered into a facility under which we may borrow up to approximately $350 million secured by certain regional jet aircraft which we purchased for cash. In October 2002, this facility was amended by reducing the amount we may borrow to approximately $275 million because we used certain of the regional jet aircraft that served as collateral under this facility as security for other long-term financings. This facility expires on February 1, 2003, except that amounts borrowed prior to that date are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer term financing is obtained for those regional jet aircraft). Borrowings under this facility bear interest at LIBOR plus a margin. As of November 13, 2002, there were no outstanding borrowings under this facility.

         Also on January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft. In October 2002, this facility was amended to increase the number of future regional jet aircraft deliveries eligible for financing under this facility, which increased the total borrowings available to us to $400 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin. At November 13, 2002, $100 million was outstanding under this facility.

         In October 2002, we borrowed $268 million which is due in installments through April 2017 and is secured by 18 regional jet aircraft. This debt bears interest at a variable rate. A portion of the proceeds from these borrowings was used to repay $187 million of outstanding interim financing for regional jet aircraft.

         At October 31, 2002, the outstanding borrowings under the financing arrangements discussed above bore interest at variable rates ranging from 3.27% to 4.83%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

         Since September 11, 2001, the airline industry, including Delta, has experienced a substantial revenue challenge. The primary factors contributing to this environment include (1) a sharp decline in high yield business travel after the September 11 terrorist attacks; (2) industry capacity that exceeds demand, which has resulted in heavy fare discounting to stimulate demand; (3) a government imposed passenger security fee adopted after September 11 which we have not been able to pass on to our customers because of the current demand situation; and (4) a reduction in traffic due to the real and perceived “hassle factor” resulting from increased airport security measures. Additionally, our revenues have been adversely affected by the growing presence of low cost carriers.

         The following table shows traffic, capacity and yield for the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002 vs. 2001 (1)	2002 vs. 2000	2002 vs. 2001 (1)	2002 vs. 2000

Traffic	2%	-11%	-4%	-11%

Capacity (2)	-2%	-8%	-6%	-9%

Yield	-3%	-12%	-7%	-13%

(1)	During the three and nine months ended September 30, 2001, our financial performance was materially adversely affected by (i) the September 11, 2001 terrorist attacks; (ii) the slowing U.S. and world economies; (iii) the cancellation of a substantial number of flights due to a job action by some Delta pilots and public concern over a possible strike by Delta pilots; and (iv) the Comair pilot strike, which resulted in Comair’s suspension of operations between March 26 and July 1, 2001, and its subsequent ramp-up of service to normal levels following the strike.

(2)	We currently have 20 mainline aircraft that remain temporarily grounded as a result of capacity reductions implemented after the September 11 terrorist attacks.

         Our financial performance also continues to be negatively impacted by significant cost pressures. These include increases in (1) pension expense due primarily to the decrease in the fair market value of our pension plan assets resulting from declining market conditions and to the Delta pilot contract ratified in June 2001; (2) interest expense related to an increase in debt outstanding; (3) war and terrorism risk insurance premiums; and (4) security costs.

         To mitigate the revenue and cost pressures discussed above, we have taken, and will continue to take, additional actions intended to improve our financial performance by (1) improving unit revenue by better aligning capacity with lowered demand; (2) reducing total and unit costs; and (3) preserving liquidity by focusing on cost and capital expenditure management. Key elements of our plan include:

•	Grounding our MD-11 fleet beginning in early 2003 and deferring all mainline aircraft deliveries in 2003 and 2004. These initiatives will reduce capacity, lower operating costs through fleet simplification and reduce capital expenditures by approximately $1.3 billion during 2003 and 2004.

•	Reducing staffing by up to 8,000 jobs, which we estimate will result in approximately $400 million in savings on an annual basis.

•	Executing a profit improvement plan in which 15 specific areas of our business are being reviewed to improve our efficiency and reduce our costs. Key areas being reviewed include our network scheduling process, employee benefits, maintenance, product distribution and the onboard customer process.

         Additionally, during the September 2002 quarter, we entered into a proposed marketing agreement with Continental Airlines and Northwest Airlines. This agreement will include codesharing and frequent flyer program reciprocity. The proposed agreement is subject to review by the U.S. Department of Transportation and approval from Delta and Northwest pilots as well as the global alliance partners of the respective airlines.

Outlook

         We do not expect improvement in the revenue environment for the remainder of 2002 through 2003. We also expect significant cost pressures related to increases in pension, interest, insurance and security expenses to continue. We estimate total annual cost increases for 2002 compared to 2001 related to these items to be approximately $800 million.

         For the quarter ending December 31, 2002, we expect to record the following unusual costs: (1) approximately $16 million related to the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions on November 1, 2001 and (2) $42 million related to the purchase of a portion of the outstanding ESOP Notes. For additional information on the purchase of the ESOP Notes, see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Additionally, we expect to record an unusual charge relating to the early retirement, leave of absence and severance programs offered to employees during the December 2002 quarter as part of our initiative to further reduce employee costs. The amount of this charge will depend on the number of employees that accept the various programs, which we do not presently know.

         On December 31, 2002, we expect to record a substantial non-cash charge to equity related to our defined benefit pension plans (Pension Plans). This charge is a result of our accumulated benefit obligation under those plans exceeding the fair market value of the Pension Plans’ assets as of September 30, 2002. This charge will affect our balance sheet, but will not impact earnings. For additional information on our Pension Plans, see the Financial Condition and Liquidity section in Management’s Discussions and Analysis in this Form 10-Q.

         As a result of the September 11 terrorist attacks, aviation insurers significantly reduced the coverage and increased the premium rates for war and terrorism risk insurance for commercial airlines. Since then, the U.S. government has been providing U.S. airlines with excess war and terrorism risk insurance coverage for 60-day periods, with the current 60-day period scheduled to expire on December 16, 2002. If the government fails to renew this excess coverage, our results of operations would be materially adversely affected.

         We expect our capacity for the December 2002 quarter to be up 2%-2.5% compared to the December 2001 quarter, though down 9%-10% compared to the December 2000 quarter.

         Based on the information above, and expected seasonal declines in revenues, we expect to record a loss in the December 2002 quarter that will be greater than the loss recorded for the September 2002 quarter. We also anticipate that cash flows from operations will be negative for the December 2002 quarter.

Three Months Ended September 30, 2002 and 2001

Net Income (Loss) and Earnings (Loss) per Share

         Our unaudited consolidated net loss was $326 million for the September 2002 quarter ($2.67 diluted loss per share), compared to a net loss of $259 million ($2.13 diluted loss per share) in the September 2001 quarter.

Unusual Items

         Our results of operations for the September 2002 and September 2001 quarters include the following items, which are collectively referred to as “unusual items” in this discussion of those three month periods.

September 2002 Quarter

         In the September 2002 quarter, we recorded unusual items totaling a $181 million charge ($114 million net of tax, or $0.92 diluted earnings per share), consisting of the following gains and charges:

Gains:
•	A $34 million gain ($22 million net of tax, or $0.18 diluted earnings per share) resulting from the final installment of compensation due under the Air Transportation Safety and System Stabilization Act (Stabilization Act). For additional information on this subject, see Note 2 of the Notes to the Consolidated Financial Statements (pages 32-33) in our Annual Report.

•	A $13 million non-cash gain ($8 million net of tax, or $0.07 diluted earnings per share) for the adjustment to actual requirements of certain restructuring reserves established prior to 2001. For additional information on these restructuring reserves, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	A $10 million non-cash gain ($6 million net of tax, or $0.05 diluted earnings per share) for fair value adjustments of financial instruments accounted for under SFAS 133. This gain relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in certain companies. For additional information on SFAS 133, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Charges:
•	A $220 million charge ($139 million net of tax, or $1.13 diluted earnings per share) for the writedown of certain MD-11 and
B-727-200 aircraft and MD-11 spare parts inventory. For additional information regarding these writedowns, see Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	An $18 million expense ($11 million net of tax, or $0.09 diluted earnings per share) for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also includes related requalification training and relocation costs for certain pilots and is included in asset writedowns and other nonrecurring items on the Consolidated Statements of Operations.

September 2001 Quarter

         In the September 2001 quarter, we recorded unusual items totaling a $60 million gain ($36 million net of tax, or $0.30 diluted earnings per share), consisting of the following gains and charges:

Gains:
•	A $171 million gain ($104 million net of tax, or $0.85 diluted earnings per share) that reflects a portion of the total compensation we received under the Stabilization Act.

•	An $11 million gain ($7 million net of tax, or $0.06 diluted earnings per share) from the sale of our equity interest in Equant, N.V. (Equant), an international data network services company. For additional information about this sale, see Note 3 of the Notes to the Consolidated Financial Statements (page 35) in our Annual Report.

Charges:
•	A $68 million charge ($42 million net of tax, or $0.34 diluted earnings per share) relating to our announcement that we would reduce staffing by up to 13,000 employee positions. For additional information regarding this charge, see Note 9 of the Notes to the Consolidated Financial Statements (pages 41-42) in our Annual Report.

•	A $54 million non-cash charge ($33 million net of tax, or $0.27 diluted earnings per share) for fair value adjustments of financial instruments accounted for under SFAS 133.

Operating Revenues

         Operating revenues totaled $3.4 billion in the September 2002 quarter, a 1% increase from the September 2001 quarter. Passenger revenues decreased 1% to $3.2 billion. Revenue passenger miles increased 2% on a capacity decline of 2%, while passenger mile yield fell 3%. The financial results for the September 2002 quarter reflect the continuing effects of the September 11 terrorist attacks on our business, as previously discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q.

North American Passenger Revenues - North American passenger revenues fell 1% to $2.5 billion for the September 2002 quarter. Revenue passenger miles increased 3% on a capacity decrease of 2%, while passenger mile yield fell 3%. The decline in passenger mile yield reflects the challenging revenue environment, including a significant reduction in business traffic after the September 11 terrorist attacks.

International Passenger Revenues - International passenger revenues decreased 1% to $665 million during the September 2002 quarter. Revenue passenger miles decreased 1% on a capacity decline of 4%, while passenger mile yield remained flat.

Cargo and Other Revenues - Cargo revenues fell $4 million, or 3%, in the September 2002 quarter primarily due to the continuing effects of the September 11 terrorist attacks, including FAA restrictions on the carriage of mail by passenger airlines. Cargo ton miles decreased 4% and cargo ton mile yield increased 1%. Other revenues increased $51 million, or 55%, primarily reflecting a 19% increase due to higher codeshare revenues and a 19% increase due to higher administrative service fees.

Operating Expenses

         Operating expenses for the September 2002 quarter totaled $3.8 billion, a 4% increase from $3.6 billion in the September 2001 quarter. Operating capacity declined 2% to 37 billion available seat miles. CASM increased 6.8% to 10.33¢ and fuel price neutralized CASM increased 6.5% to 10.30¢. Excluding unusual items, operating expenses decreased 4%, CASM decreased 1.3% to 9.81¢ and fuel price neutralized CASM decreased 1.6% to 9.78¢.

         Salaries and related costs increased 1% to $1.6 billion. This reflects a 5% increase due to higher pension expense, a 3% increase due primarily to salary and benefit rate increases for pilots and mechanics, and a 3% increase due to various other factors, such as the ramp-up of operations at Comair following the pilot strike in 2001, offset by a 10% decrease due to staffing reductions implemented as a result of the capacity reductions made after September 11, 2001.

         Aircraft fuel expense totaled $468 million during the September 2002 quarter, a 1% decrease from $472 million in the September 2001 quarter. The average fuel price per gallon increased 2% to 71.33¢. Total gallons consumed decreased 3% mainly due to capacity reductions. Our fuel cost is shown net of fuel hedge gains of $32 million in the September 2002 quarter and $69 million in the September 2001 quarter. Approximately 50% and 45% of our aircraft fuel requirements were hedged during the September 2002 and 2001 quarters, respectively.

         Depreciation and amortization expense fell 9%. This primarily reflects a 7% decrease due to changes in our asset base. Our adoption on January 1, 2002 of SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized, also contributed to the decline in depreciation and amortization expense. For additional information regarding SFAS 142, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         Contracted services expense increased 3% due to an increase in security costs. Landing fees and other rents increased 8%, reflecting a 3% increase due to higher landing fee rates in the current period. Additionally, landing fees and other rents increased 3% due to lower costs in the September 2001 quarter during the ramp-up of Comair operations following its pilot strike. Aircraft maintenance materials and outside repairs expense decreased 16%, primarily from reduced maintenance volume and materials consumption. Aircraft rent expense fell 4% due mainly to a decrease in the number of leased aircraft from our fleet simplification efforts. Other selling expenses decreased 7%, primarily reflecting an 8% decrease due to reduced advertising and promotion spending and a 5% decrease due to lower booking fee costs from lower revenues, partially offset by a 7% increase due to higher rates related to credit card charges.

         Passenger commissions expense declined 47% primarily due to the change in our commission rate structure. On March 14, 2002, we eliminated travel agent base commissions for tickets sold in the U.S. and Canada.

         Passenger service expense decreased 23% due primarily to meal service reductions. Other operating expenses decreased 1%, primarily reflecting decreases in various miscellaneous expenses, such as supplies, utilities and communications, largely offset by a 22% increase in expenses due to higher war and terrorism risk insurance rates.

Operating Loss and Operating Margin

         We incurred an operating loss of $385 million for the September 2002 quarter, compared to an operating loss of $251 million in the September 2001 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (11%) and (7%) for the September 2002 and September 2001 quarters, respectively.

         Excluding unusual items, we incurred an operating loss of $194 million for the September 2002 quarter, compared to an operating loss of $354 million in the September 2001 quarter. Operating margin excluding unusual items was (6%) and (10%) for the September 2002 and September 2001 quarters, respectively.

Other Income (Expense)

         Other expense in the September 2002 quarter was $142 million, compared to other expense of $157 million in the September 2001 quarter. The September 2002 quarter includes a $10 million non-cash gain for fair value adjustments under SFAS 133, while the September 2001 quarter includes a $51 million non-cash charge for fair value adjustments under SFAS 133 and an $11 million gain on the sale of our equity interest in Equant. Interest expense for the September 2002 quarter increased $39 million compared to the September 2001 quarter due to higher levels of debt outstanding. Interest income for the September 2002 quarter decreased $12 million due to lower interest rates and a lower cash balance compared to the September 2001 quarter. Miscellaneous income increased $17 million due primarily to our equity investment in Worldspan and higher losses in the September 2001 quarter resulting from our investment in Orbitz.

Nine Months Ended September 30, 2002 and 2001

Net Income (Loss) and Earnings (Loss) per Share

         Our unaudited consolidated net loss was $909 million for the nine months ended September 30, 2002 ($7.46 diluted loss per share), compared to a net loss of $482 million ($4.00 diluted loss per share) for the nine months ended September 30, 2001.

Unusual Items

         Our results of operations for the nine months ended September 30, 2002 and 2001 include the following items, which are collectively referred to as “unusual items” in this discussion of those nine month periods.

Nine Months Ended September 30, 2002

         In the nine months ended September 30, 2002, we recorded unusual items totaling a $287 million charge ($181 million net of tax, or $1.47 diluted earnings per share), consisting of the following gains and charges:

Gains:
•	A $34 million gain ($22 million net of tax, or $0.18 diluted earnings per share) resulting from the final installment of compensation due under the Stabilization Act. For additional information on this subject, see Note 2 of the Notes to the Consolidated Financial Statements (pages 32-33) in our Annual Report.

•	A $13 million non-cash gain ($8 million net of tax, or $0.07 diluted earnings per share) for the adjustment to actual requirements of certain restructuring reserves established prior to 2001. For additional information on these restructuring reserves, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Charges:
•	A $220 million charge ($139 million net of tax, or $1.13 diluted earnings per share) for the writedown of certain MD-11 and
B-727-200 aircraft and MD-11 spare parts inventory. For additional information regarding these writedowns, see Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	An $81 million expense ($51 million net of tax, or $0.42 diluted earnings per share) for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also includes related requalification training and relocation costs for certain pilots and is included in asset writedowns and other nonrecurring items on the Consolidated Statements of Operations.

•	A $33 million non-cash charge ($21 million net of tax, or $0.17 diluted earnings per share) for fair value adjustments of financial instruments accounted for under SFAS 133. This charge relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in certain companies. For additional information on SFAS 133, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Nine Months Ended September 30, 2001

         In the nine months ended September 30, 2001, we recorded unusual items totaling a $95 million gain ($58 million net of tax, or $0.47 diluted earnings per share), consisting of the following gains and charges:

Gains:
•	A $171 million gain ($104 million net of tax, or $0.85 diluted earnings per share) that reflects a portion of the total compensation we received under the Stabilization Act.

•	A $41 million non-cash gain ($25 million net of tax, or $0.20 diluted earnings per share) for fair value adjustments of financial instruments accounted for under SFAS 133.

•	An $11 million gain ($7 million net of tax, or $0.06 diluted earnings per share) from the sale of our equity interest in Equant. For additional information about this sale, see Note 3 of the Notes to the Consolidated Financial Statements (page 35) in our Annual Report.

Charges:
•	A $68 million charge ($42 million net of tax, or $0.34 diluted earnings per share) relating to our announcement to reduce staffing by up to 13,000 employee positions. For additional information regarding this charge, see Note 9 of the Notes to the Consolidated Financial Statements (page 41-42) in our Annual Report.

•	A $60 million charge ($36 million net of tax, or $0.30 diluted earnings per share) related to our decision to accelerate the retirement of nine B-737 aircraft in 2002. The retirement of these aircraft was intended to more closely align capacity with expected demand and to improve scheduling and operating efficiency.

Operating Revenues

         Operating revenues totaled $10.0 billion for the nine months ended September 30, 2002, a 9% decrease from the same period in 2001. Passenger revenues decreased 10% to $9.3 billion. Revenue passenger miles declined 4% on a 6% decrease in capacity, while passenger mile yield fell 7%. These decreases reflect the continuing effects of the September 11 terrorist attacks on our business, as previously discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q.

North American Passenger Revenues - North American passenger revenues fell 11% to $7.5 billion for the nine months ended September 30, 2002. Revenue passenger miles decreased 3% on a capacity decline of 5%, while passenger mile yield decreased 9%. The decline in passenger mile yield reflects the challenging revenue environment, including a significant reduction in business traffic after the September 11 terrorist attacks.

International Passenger Revenues - International passenger revenues decreased 8% to $1.8 billion during the nine months ended September 30, 2002. Revenue passenger miles decreased 8% on a capacity decline of 11%, while passenger mile yield remained relatively flat.

Cargo and Other Revenues - Cargo revenues fell $55 million, or 14%, for the nine months ended September 30, 2002. This reflects a 9% decline in mail revenues due primarily to FAA restrictions on the carriage of mail by passenger airlines and a 6% decrease due to a decline in freight volumes resulting from a decrease in Asia flights and lower domestic volumes and yields. Cargo ton miles decreased 10% and cargo ton mile yield decreased 5%. Other revenues increased $101 million, or 33%, primarily reflecting a 12% increase due to higher administrative service fees and a 9% increase due to higher codeshare revenues.

Operating Expenses

         Operating expenses for the nine months ended September 30, 2002 totaled $10.9 billion, decreasing 5% from $11.5 billion for the nine months ended September 30, 2001. Operating capacity fell 6% to 106 billion available seat miles. CASM grew 1.7% to 10.28¢, while fuel price neutralized CASM grew 2.9% to 10.40¢. Excluding unusual items, operating expenses decreased 7%, CASM decreased 1.1% to 10.04¢ and fuel price neutralized CASM increased 0.1% to 10.16¢.

         Salaries and related costs totaled $4.6 billion for the nine months ended September 30, 2002, a 2% decrease from $4.7 billion recorded for the nine months ended September 30, 2001. The nine months ended September 30, 2002 primarily reflect an 11% decrease due to staffing reductions implemented as a result of the capacity reductions made after September 11, 2001, partially offset by a 5% increase due to higher pension expense and a 3% rise due primarily to salary and benefit rate increases for pilots and mechanics.

         Aircraft fuel expense totaled $1.2 billion during the nine months ended September 30, 2002, a 17% decrease from $1.4 billion during the same period in 2001. The average fuel price per gallon fell 9% to 63.93¢. Total gallons consumed decreased 8% mainly due to capacity reductions. Our fuel cost is shown net of fuel hedge gains of $96 million for the nine months ended September 30, 2002 and $277 million for the nine months ended September 30, 2001. Approximately 60% and 56% of our aircraft fuel requirements were hedged during the nine months ended September 30, 2002 and 2001, respectively.

         Depreciation and amortization expense fell 12%. This primarily reflects a 6% decrease due to changes in our asset base. Our adoption on January 1, 2002 of SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized, also contributed to the decline in depreciation and amortization expense. For additional information regarding SFAS 142, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         Contracted services expense remained flat primarily due to a 4% increase from higher security costs offset by a 4% decrease due to fewer contract workers across all workgroups. Landing fees and other rents rose 7%, reflecting a 3% increase from higher airport rents and landing fee rates in the current period. Additionally, landing fees and other rents increased 2% due to lower costs during the 2001 period resulting from the Comair pilot strike and subsequent ramp-up of operations. Aircraft maintenance materials and outside repairs expense fell 8%, primarily reflecting a 10% decrease from a reduction in maintenance volume and materials consumption due to the timing of maintenance events, partially offset by a 3% increase due to lower costs during the 2001 period resulting from the Comair pilot strike and subsequent ramp-up of operations. Aircraft rent expense fell 4% due primarily to a decrease in the number of leased aircraft from our fleet simplification efforts. Other selling expenses fell 14% due primarily to an 11% decrease from lower volumes of credit card and booking transactions due to lower revenues, as well as a 5% decrease due to reduced advertising and promotion spending.

         Passenger commissions expense declined 36%, primarily due to the change in our commission rate structure. Passenger service expense fell 21%, primarily reflecting a 14% decrease due to meal service reductions and a 9% decrease due to lower traffic. Other operating expenses decreased 13% primarily due to decreases in various miscellaneous expenses, such as supplies, utilities and professional fees, partially offset by an 18% increase in expenses due to a rise in war and terrorism risk insurance rates.

Operating Income and Operating Margin

         We incurred an operating loss of $947 million for the nine months ended September 30, 2002, compared to an operating loss of $480 million for the nine months ended September 30, 2001. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (9%) and (4%) for the nine months ended September 30, 2002 and 2001, respectively.

         Excluding unusual items, we incurred an operating loss of $693 million for the nine months ended September 30, 2002, compared to an operating loss of $523 million for the nine months ended September 30, 2001. Operating margin excluding unusual items was (7%) and (5%) for the nine months ended September 30, 2002 and 2001, respectively.

Other Income (Expense)

         Other expense for the nine months ended September 30, 2002 was $469 million, compared to other expense of $249 million for the nine months ended September 30, 2001. The nine months ended September 30, 2002 includes a $33 million non-cash charge for fair value adjustments under SFAS 133. The nine months ended September 30, 2001 includes a $44 million non-cash gain for fair value adjustments under SFAS 133, a $7 million gain on the sale of priceline common stock and an $11 million gain on the sale of our equity interest in Equant. Interest expense for the nine months ended September 30, 2002 increased $127 million compared to the nine months ended

September 30, 2001 due to higher levels of debt outstanding. Interest income for the nine months ended September 30, 2002 decreased $43 million due to lower interest rates and a lower cash balance compared to the nine months ended September 30, 2001. Miscellaneous income rose $49 million primarily due to a $22 million increase in income related to our equity investment in Worldspan and higher losses for the nine months ended September 30, 2001 resulting from our investment in Orbitz and a $9 million decrease in fees related to the sale of accounts receivables in accordance with our securitization agreement.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

         Cash and cash equivalents totaled $1.7 billion at September 30, 2002, compared to $2.2 billion at December 31, 2001. For the nine months ended September 30, 2002, net cash provided by operations totaled $78 million, including (1) receipt of $112 million under the Stabilization Act; (2) a $160 million tax refund for 2001; and (3) a $340 million tax refund from a new tax law. Our cash flows from significant financing and investing activities are described below.

         Capital expenditures, including aircraft acquisitions made under seller financing arrangements, during the first nine months of 2002 were $1.5 billion and included the acquisition of 29 CRJ-200, six CRJ-700, four B-737-800, three B-767-400 and one B-777-200 aircraft. Capital expenditures, including aircraft acquisitions made under seller financing arrangements, for the remaining three months of this year are expected to be approximately $450 million, including approximately $300 million for the purchase of regional jet aircraft. For 2003, we expect capital expenditures to be $1.6 billion, including approximately $1.0 billion for regional jet aircraft.

         Debt and capital lease obligations, including current maturities and short-term obligations, totaled $10.2 billion at September 30, 2002 compared to $9.4 billion at December 31, 2001. During 2002, we have taken the following actions to strengthen our liquidity (see Notes 8, 9 and 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

•	On January 25, 2002, we sold in a private placement $176 million principal amount of a new, subordinated tranche of previously issued enhanced equipment trust certificates. The new Series D Certificates bear interest at 9.11% per year and are due on November 18, 2005.

•	On January 31, 2002, we entered into a facility, as amended, under which we may borrow up to approximately $275 million, secured by certain regional jet aircraft which we purchased for cash. As of November 13, 2002, there were no outstanding borrowings under this facility.

•	Also on January 31, 2002, we entered into a facility, as amended, under which we may finance, on a secured basis at the time of acquisition, up to $400 million for certain future deliveries of regional jet aircraft. As of November 13, 2002, $100 million was outstanding under this facility.

•	On April 30, 2002, we issued in a public offering $1.1 billion aggregate principal amount of enhanced equipment trust certificates, commonly referred to as an EETC financing. This financing is secured by 32 aircraft owned by us. A portion of the proceeds from the public offering was used to repay the $625 million of borrowings outstanding under our 1997 Bank Credit Agreement, which terminated on May 1, 2002.

•	During the September 2002 quarter, we borrowed $280 million which is due in installments through March 2018 and is secured by 11 regional jet and four B-737-800 aircraft. At November 13, 2002, there was $280 million in outstanding borrowings under these financings.

•	On August 22, 2002, we amended and restated an existing credit facility to (1) extend the term from December 27, 2002 to August 21, 2003 and (2) reduce the maximum amount we may borrow from $625 million to $500 million. There are no financial covenants in this facility. Any borrowings under this facility will be secured by certain aircraft owned by us. At November 13, 2002, no borrowings were outstanding under this facility.

•	On September 25, 2002, we entered into an amendment to our letter of credit reimbursement agreement with Commerzbank AG that (1) eliminated the debt-to-equity ratio and secured debt covenants from that agreement; (2) added a covenant requiring us to maintain a minimum of $1 billion of unrestricted cash and cash equivalents and short-term investments as of the end of each month, beginning on October 31, 2002; and (3) will terminate that agreement and the related letters of credit by June 8, 2003.

•	In October, 2002, we borrowed $268 million which is due in installments through April 2017 and is secured by 18 regional jet aircraft. A portion of the proceeds from these borrowings was used to repay $187 million of outstanding interim financing for regional jet aircraft.

•	We have deferred delivery of the following 31 mainline aircraft:

•	five B-737-800 aircraft deferred from 2003 to 2006;
•	23 B-737-800 aircraft deferred from 2004 to 2007;
•	one B-777-200 aircraft deferred from 2004 to 2006; and
•	two B-777-200 aircraft deferred from 2005 to 2006.

As a result of these deferrals, we will receive no mainline aircraft deliveries in 2003 or 2004, which will reduce our capital expenditures by approximately $1.3 billion during that two-year period.

The following tables show our aircraft on order and option at October 31, 2002 and reflect the deferral of the 31 mainline aircraft discussed above, as well as the delivery of six regional jet aircraft in October.

	Delivery in Calendar Year
						After
Aircraft on Order	2002*	2003	2004	2005	2006	2006	Total

B-737-800	—	—	—	19	19	23	61

B-777-200	—	—	—	2	3	—	5

CRJ-200	3	31	—	—	—	—	34

CRJ-700	5	20	23	—	—	—	48

Total	8	51	23	21	22	23	148

	Delivery in Calendar Year
						After		Rolling
Aircraft on Option**	2002*	2003	2004	2005	2006	2006	Total	Options**

B-737-800	—	—	4	8	10	38	60	231

B-757-200	—	—	7	6	6	1	20	47

B-767-300/300ER	—	—	—	2	2	6	10	9

B-767-400	—	—	2	2	2	18	24	3

B-777-200	—	—	2	5	1	12	20	14

CRJ-200	—	—	34	38	31	99	202	—

CRJ-700	—	—	5	30	30	100	165	—

Total	—	—	54	91	82	274	501	304

*	Indicates the number of aircraft on order or option for November and December of 2002.

**	Aircraft options have scheduled delivery slots. Rolling Options replace options and are assigned delivery slots as options expire or are exercised.

         Shareowners’ equity was $2.8 billion at September 30, 2002 and $3.8 billion at December 31, 2001. Our net debt-to-capital position, which includes implied debt from operating leases, was 84% at September 30, 2002 and 80% at December 31, 2001.

Working Capital Position

         We had negative working capital of $2.7 billion at September 30, 2002 and December 31, 2001. A negative working capital position is normal for us, typically due to our air traffic liability. Our working capital position for the nine months ended September 30, 2002 primarily reflects (1) proceeds received from EETC financings; (2) an increase in accounts receivable due primarily to a higher income tax receivable estimate; (3) the repayment of $625 million of borrowings outstanding under the 1997 Bank Credit Agreement; (4) capital expenditures for aircraft and ground equipment; and (5) an increase in our air traffic liability.

Credit Ratings

         At September 30, 2002, our senior unsecured long-term debt was rated Ba3 by Moody’s and BB- by Standard & Poor’s. Both Moody’s and Standard & Poor’s ratings outlooks for our long-term credit ratings are negative.

         The lowering of Delta’s credit ratings could negatively impact our ability to issue debt, to renew outstanding letters of credit which back certain of our obligations and to obtain certain financial instruments that we use in our fuel hedging program. It could also increase the cost of these transactions, the cost of obtaining additional financings and the cost of renewing our insurance, including workers’ compensation and director and officer liability insurance. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, we may be required to repurchase outstanding receivables that we sold to a third party if our senior unsecured long-term debt is rated either below Ba3 by Moody’s or below BB- by Standard & Poor’s. For additional information regarding our credit ratings, see page 19 of our Annual Report.

Commitments

         In accordance with GAAP, certain contractual commitments are included in our Consolidated Balance Sheets and discussed in the Notes to the Condensed Consolidated Financial Statements, while other contractual commitments are discussed in the Notes to the Condensed Consolidated Financial Statements. The following items are included in our Consolidated Balance Sheets at September 30, 2002:

•	Debt, totaling $10.1 billion. A portion of this debt is backed by letters of credit currently totaling $305 million which expire during 2003. For information regarding our debt, including these letters of credit, see Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in our Annual Report and Notes 9 and 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Capital lease obligations, totaling $75 million, discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         The following contractual commitments are discussed only in the Notes to the Condensed Consolidated Financial Statements:

•	Operating lease payments, totaling $13.1 billion, discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. A portion of these obligations is backed by letters of credit totaling $104 million which expire during 2003 as discussed in Note 8 of the Notes to the Consolidated Financial Statements (pages 38-41) in our Annual Report. For a discussion of events which occurred subsequent to September 30, 2002 related to these letters of credit, see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Estimated future expenditures for aircraft and engines on order as of September 30, 2002, totaling $5.3 billion, discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Obligations under our contract carrier agreements with SkyWest Airlines, Atlantic Coast Airlines and Chautauqua Airlines, discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, which we estimate will total approximately $150 million for the three months ending December 31, 2002.

•	Contingent repurchase obligations related to accounts receivable sold to a third party, discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Contingent repurchase obligations related to the $92 million principal amount of ESOP Notes outstanding at November 13, 2002, discussed in Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

*    *    *    *    *    *

         We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings under existing credit agreements and new financing transactions. We have unencumbered assets available for use in potential financing transactions. Financing transactions continue to be an important element of our liquidity strategy. While we expect there to be financing available to us on commercially reasonable terms, in the current business environment, access to financing cannot be assured.

Pension Plans

         We sponsor defined benefit pension plans (Pension Plans) for eligible employees and retirees. To the extent the accumulated benefit obligation (ABO) of these plans exceeds the fair market value of the plan assets, the excess ABO is referred to as unfunded. SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), requires that a minimum pension liability be recognized at year end in an amount at least equal to the amount by which the ABO exceeds the fair market value of the plan assets. This amount is charged to an intangible asset to the extent of any unrecognized prior service costs and unrecognized transition obligation. Any amount in excess is charged, net of tax, to accumulated other comprehensive income.

         As a result of declining market conditions, the fair market value of our plan assets at September 30, 2002 has significantly declined since the same date last year. While we have not yet completed the determination of our ABO at September 30, 2002, we believe that the combined impact of the market performance of our plan assets, a change in the discount rate used in determining our ABO, an additional year of plan participant service and other actuarial losses will result in an unfunded ABO and a charge to accumulated other comprehensive income at December 31, 2002. This charge will affect our balance sheet, but will not impact earnings. In our Form 8-K filed on September 27, 2002, we estimated that this charge to equity would be $700 million to $800 million, net of tax, but noted that the final amount of the charge may differ materially from this estimate.

         Since we made that estimate, the value of our plan assets has declined further and we announced certain initiatives intended to improve our financial performance. Two of these initiatives, (1) reducing staffing by up to 8,000 jobs and (2) conducting a strategic benefits review to manage employee benefit expenses, will affect the calculation of our minimum pension liability. As a result of these factors and the fact that we have not completed the determination of our ABO, we are unable to update the estimated charge at this time. In accordance with GAAP, we will record the minimum pension liability at December 31, 2002.

         As previously disclosed, we also expect to provide cash funding of up to $250 million by the first quarter of 2004 to our Pension Plans for the Pension Plan year beginning on July 1, 2002 and ending on June 30, 2003. This cash outflow is due to the Employee Retirement Pension Plan Income Security Act’s (ERISA) minimum funding requirements. Any additional funding obligation that we may have for subsequent Pension Plan years is contingent on several factors and is thus not reasonably estimable at this time.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We periodically evaluate these estimates and assumptions, which are based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates.

         Critical accounting policies are defined as those that are both important to the portrayal of the Company’s financial condition and results, and require management to exercise significant judgments. Our most critical accounting policies are described on page 21 of the Annual Report. As a result of our adoption of a new accounting standard, we have the following addition to our critical accounting policies:

Goodwill and Other Intangible Assets

         On January 1, 2002, we adopted SFAS 142, which addresses financial accounting and reporting for goodwill and other intangible assets. Information about our adoption of this statement and its impact to our financial statements is discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Goodwill

         We have three reporting units which have assigned goodwill: Delta - mainline, Comair and ASA. Quoted stock market prices are not available for these individual reporting units. Accordingly, our total market capitalization is only one of many factors we consider as a basis for determining each reporting unit’s fair value or for concluding that an interim impairment test is required. Consistent with SFAS 142, our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. To determine the estimated discounted future cash flows, we make assumptions about each reporting unit’s (1) future financial results based on projections of capacity, yields, traffic, operating costs and other relevant factors and (2) current weighted average costs of capital.

         Our transitional goodwill impairment test, which was performed with the assistance of an independent valuation consultant, was completed by June 30, 2002, as required. This test indicated that there was no impairment of our goodwill balances upon adoption of SFAS 142.

         We concluded that an interim update to our transitional goodwill impairment test was not required at September 30, 2002. This conclusion was based on the facts and circumstances below:

•	We believe it is not appropriate to consider our market capitalization as the sole factor in determining the fair value of our reporting units;
•	Our financial performance from January 1, 2002 through June 30, 2002 was consistent with projections used in the January 1, 2002 impairment test;
•	Our January 1, 2002 impairment test indicated that the fair value of each reporting unit significantly exceeded its carrying value;
•	We recently announced initiatives which we believe will improve future cash flows and financial performance; and
•	ASA and Comair, which comprise 90% of our goodwill balance, continue to show positive cash flows and operating results.

         Our annual financial planning process will be completed during the December 2002 quarter. Our detailed annual goodwill impairment test, which will be completed during the December 2002 quarter, will reflect the results of this process.

Indefinite-Lived Intangible Assets

         Our indefinite-lived intangible assets are comprised primarily of international routes. The fair value of these assets is determined in a similar manner as discussed above for goodwill with comparable assumptions. No events have occurred or circumstances changed which would lead us to believe that we should update our impairment test performed as of January 1, 2002 or that the useful lives of these intangible assets are not indefinite.

         Changes to assumptions in our fair value-based impairment tests related to goodwill and other indefinite-lived intangible assets may have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel Price Risk

         We are subject to price risk associated with our jet fuel purchases. We manage this risk with our fuel hedging program. At September 30, 2002, the fair market value of our derivative instruments, consisting primarily of heating oil contracts, was $96 million, compared to $64 million at December 31, 2001. A 10% decrease in the average annual price of heating oil would have decreased the fair market value of these instruments by $57 million at September 30, 2002. For the three months ending December 31, 2002, we have hedged 52% of our projected aircraft fuel requirements at an average hedge price of 67.46¢ per gallon. We do not enter into fuel hedge contracts for speculative purposes. For additional information regarding our fuel hedging program, see Note 4 of the Notes to the Consolidated Financial Statements (pages 35-36) in our Annual Report as well as Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Interest Rate Risk

         To more effectively manage our interest rate exposure, on July 18, 2002, we entered into two interest rate swap agreements relating to our (1) $300 million principal amount of unsecured Series C Medium Term Notes due March 15, 2004, which pay interest at a fixed rate of 6.65% per year and (2) $500 million principal amount of unsecured Notes due December 15, 2005, which pay interest at a fixed rate of 7.70% per year.

         Under the first interest rate swap agreement, we are paying LIBOR plus a margin per year and receiving 6.65% per year on a notional amount of $300 million until March 15, 2004. Under the second agreement, we are paying LIBOR plus a margin per year and receiving 7.70% per year on a notional amount of $500 million until December 15, 2005. Each of these transactions qualifies for hedge accounting under SFAS 133 and is accounted for as a fair value hedge. We do not enter into interest rate hedge agreements for speculative purposes.

         At September 30, 2002, the fair market value of our interest rate swap agreements was $18 million. A 10% increase in average annual interest rates would have decreased the fair market value of these instruments by approximately $6 million at September 30, 2002.

Equity Securities Risk

         We hold equity interests, including warrants and other similar rights, in certain companies, primarily priceline and Republic. A 10% change in the fair market value of our equity holdings would not have a material impact on our earnings. For a discussion of our equity interests in priceline and Republic at September 30, 2002, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

         For additional information regarding our other exposures to market risks, see “Market Risks Associated With Financial Instruments” (pages 21-23), as well as Notes 3, 4 and 5 (pages 33-37) of the Notes to the Consolidated Financial Statements, in our Annual Report.

Item 4. Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the “Company”) and subsidiaries as of September 30, 2002, and the related consolidated statements of operations for the three-month and nine-month periods then ended and the condensed consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company’s management.

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

The accompanying condensed financial information as of December 31, 2001, and for the three-month and nine-month periods ended September 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
October 14, 2002

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As discussed on page 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, numerous airlines, including Delta, are defendants in a purported class action antitrust lawsuit pending in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States which sold tickets from September 1, 1997 to the present on any of the defendant airlines. The lawsuit alleges that Delta and the other airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. In September, 2002, the District Court granted plaintiffs’ motion for class action certification. The trial of this lawsuit is scheduled to begin on April 29, 2003. Similar litigation alleging violations under Canadian competition law is pending against Delta and other airlines in Canada.

         In August 2002, a U.S. travel agency filed a purported class action lawsuit in New York state court against Delta, American Airlines, Continental Airlines, Northwest Airlines, United Air Lines and JetBlue Airways, on behalf of an alleged nationwide class of U.S. travel agents. JetBlue has been dismissed from the case, and the remaining defendants removed the action to the U.S. District Court for the Southern District of New York. The lawsuit alleges that the defendants breached their contracts with and their duties of good faith and fair dealing to U.S. travel agencies when these airlines discontinued the payment of published base commissions to U.S. travel agencies at various times beginning in March 2002. The plaintiffs seek unspecified damages, as well as declaratory and injunctive relief. Similar litigation involving contract claims alleged under the agency agreements applicable to Canadian travel agents is pending against Delta and other airlines in Canada.

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

         ALPA Grievance. On November 1, 2001, the Air Line Pilots Association, International (ALPA), the union representing Delta pilots, filed a grievance asserting that Delta’s plan to furlough up to 1,400 pilots is not permitted under the collective bargaining agreement between Delta and ALPA. These furloughs are part of the staffing reductions that Delta began implementing in late 2001 after it reduced capacity in response to the significant reduction in traffic following the September 11 terrorist attacks. The Delta-ALPA collective bargaining agreement generally provides that no pilot on the seniority list as of July 1, 2001 will be furloughed unless the furlough is caused by a circumstance beyond Delta’s control, as defined in that agreement. In accordance with the collective bargaining agreement, the grievance was presented to a neutral arbitrator for a decision. In April 2002, the arbitrator denied the grievance, ruling that the pilot furloughs were caused by a circumstance beyond Delta’s control as set out in the collective bargaining agreement. The arbitrator retained jurisdiction of this matter to consider any issues that might arise regarding the Company’s plans to continue the furloughs, or its obligation to implement reasonable mechanisms for recalling furloughed pilots, if the conditions existing as of September 11 are ameliorated to an extent that exceeds Delta’s original expectations. In July 2002, ALPA sent Delta a letter asserting that there should be no further pilot furloughs and that Delta should commence recalling furloughed pilots to active service, based on the foregoing portion of the arbitrator’s ruling. In October 2002, the arbitrator held a hearing to consider ALPA’s claims, but has not yet issued a decision. Delta believes that ALPA’s assertions are without merit.

Change in Independent Public Accountant

         During the March 2002 quarter, we changed independent public accountants. Our new accountants issued a review report for the unaudited Condensed Consolidated Financial Statements as of September 30, 2002 and for the three months and nine months then ended which is included in this Form 10-Q (page 44). Our prior independent public accountants issued an audit opinion for the Consolidated Financial Statements as of December 31, 2001 which is included in our Annual Report (page 55).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.	Delta’s Executive Life Insurance Program, including forms of agreements entered into as of July 1, 2002 between Delta and each of its officers, including Leo F. Mullin, Frederick W. Reid, M. Michele Burns, Vicki B. Escarra and Robert L. Colman.

12.	Computation of ratio of earnings (loss) to fixed charges.

15.	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

99.	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

(b)	Reports on Form 8-K

         On July 18, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, its financial results for the quarter ended June 30, 2002.

         On August 13, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 9 — Regulation FD Disclosure, that its Principal Executive Officer and Principal Financial Officer had submitted to the Securities and Exchange Commission sworn statements pursuant to SEC Order No. 4-460 regarding the accuracy of the Company’s financial statements.

         On September 27, 2002, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, its expected financial performance for the September 2002 quarter, the amendment to one of its letter of credit reimbursement agreements, the early termination of another of its letter of credit reimbursement agreements and the amendment of one of its credit facilities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

By: /s/ M. Michele Burns M. Michele Burns Executive Vice President and Chief Financial Officer

November 13, 2002

CERTIFICATIONS

I, Leo F. Mullin, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Delta Air Lines, Inc. for the period ended September 30, 2002;

         2.     Based on my knowledge, this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-Q;

         3.     Based on my knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of Delta as of, and for, the periods presented in this Form 10-Q;

         4.     Delta’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Delta and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to Delta, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-Q is being prepared;

                  (b) evaluated the effectiveness of Delta’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Form 10-Q (the “Evaluation Date”); and

                  (c) presented in this Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.     Delta’s other certifying officer and I have disclosed, based on our most recent evaluation, to Delta’s auditors and the Audit Committee of Delta’s Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Delta’s ability to record, process, summarize and report financial data and have identified for Delta’s auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Delta’s internal controls.

         6.     Delta’s other certifying officer and I have indicated in this Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Leo F. Mullin Leo F. Mullin Chairman and Chief Executive Officer

I, M. Michele Burns, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Delta Air Lines, Inc. for the period ended September 30, 2002;

         2.     Based on my knowledge, this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-Q;

         3.     Based on my knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of Delta as of, and for, the periods presented in this Form 10-Q;

         4.     Delta’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Delta and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to Delta, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-Q is being prepared;

                  (b) evaluated the effectiveness of Delta’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Form 10-Q (the “Evaluation Date”); and

                  (c) presented in this Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.     Delta’s other certifying officer and I have disclosed, based on our most recent evaluation, to Delta’s auditors and the Audit Committee of Delta’s Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Delta’s ability to record, process, summarize and report financial data and have identified for Delta’s auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Delta’s internal controls.

         6.     Delta’s other certifying officer and I have indicated in this Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ M. Michele Burns M. Michele Burns Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Delta’s Executive Life Insurance Program, including forms of agreements entered into as of July 1, 2002, between Delta and each of its officers, including Leo F. Mullin, Frederick W. Reid, M. Michele Burns, Vicki B. Escarra and Robert L. Colman

12	Computation of ratio of earnings (loss) to fixed charges

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information

99	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002