Form 10-K
period 2002-12-31
DELTA AIR LINES INC /DE/
filed 2003-03-27
CIK 27904

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                               ---------------------

                                     FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-5424

                             DELTA AIR LINES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-0218548
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            POST OFFICE BOX 20706                                30320-6001
               ATLANTA, GEORGIA                                  (Zip Code)
   (Address of principal executive offices)

              Registrant's telephone number (including area code):
                                 (404) 715-2600

          Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                WHICH REGISTERED
Common Stock, par value $1.50 per share.....................   New York Stock Exchange
Preferred Stock Purchase Rights.............................   New York Stock Exchange
8 1/8% Notes Due July 1, 2039...............................   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]    No [ ]
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, was approximately $2.46 billion.
    On February 28, 2003, there were outstanding 123,416,897 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's 2002 Annual Report to Shareowners. Parts II and III of this Form 10-K incorporate by reference certain information from the registrant's definitive Proxy Statement dated March 25, 2003, for its Annual Meeting of Shareowners to be held on April 25, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

         - The change in Delta's operations and higher costs resulting from, and customer reaction to, new airline and airport security directives;

         - The availability and cost of war and terrorism risk and other insurance for Delta;

         - Potential declines in the values of the aircraft in Delta's fleet or facilities and any related asset impairment charges;

2. The availability to Delta of financing on commercially reasonable terms, which may be influenced by, among other things, airline bankruptcies, the creditworthiness of the airline industry in general and Delta in particular, and actions by credit rating agencies;

3. Continued geopolitical uncertainty, including additional terrorist activity and/or war with Iraq;

4. General economic conditions, both in the United States and in our markets outside the United States;

5. The willingness of customers to travel generally, and with Delta specifically, which could be affected by factors such as Delta's and the industry's safety record and geopolitical uncertainty;

6. Competitive factors in our industry, such as airline bankruptcies, the airline pricing environment, the growth of low-cost carriers, international alliances, codesharing programs, capacity decisions by competitors and mergers and acquisitions;

7. Outcomes of negotiations on collective bargaining agreements and other labor issues;

8.       Changes in the availability or cost of aircraft fuel or fuel hedges;

9. Disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

10. Actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies; and

11.      The outcome of Delta's litigation.

Caution should be taken not to place undue reliance on Delta's forward-looking statements, which represent Delta's views only as of the date of this Form 10-K, and which Delta has no current intention to update.

                                     PART I

ITEM 1.  BUSINESS

General Description

         Delta Air Lines, Inc. ("Delta" or the "Company") is a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States and around the world. As of February 1, 2003, Delta (including its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. ("ASA") and Comair, Inc. ("Comair")) served 219 domestic cities in 47 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as well as 48 cities in 32 countries. Delta is managed as a single business unit.

         Based on calendar 2002 data, Delta is the second-largest airline in terms of passengers carried, and third-largest as measured by operating revenues and revenue passenger miles flown. Delta is the largest U.S. airline across the transatlantic, offering the most daily flight departures, serving the largest number of nonstop markets and carrying more passengers than any other U.S. airline.

         For the year ended December 31, 2002, passenger revenues accounted for 93% of Delta's consolidated operating revenues. Cargo revenues and other sources accounted for 7% of the Company's consolidated operating revenues for that period. In 2002, Delta's operations in North America, the Atlantic, Latin America and the Pacific accounted for 81%, 14%, 4% and 1%, respectively, of its consolidated operating revenues.

         Delta is incorporated under the laws of the State of Delaware. Its principal executive offices are located at Hartsfield Atlanta International Airport in Atlanta, Georgia. Delta's telephone number is (404) 715-2600, and its Internet address is "www.delta.com".

         Delta makes available free of charge on its website its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Business Environment

         Since the terrorist attacks on September 11, 2001, Delta and the airline industry have faced unprecedented challenges. The industry has experienced substantial revenue declines and cost increases, creating industry-wide liquidity issues which have resulted in two major airlines filing for bankruptcy. Information on these subjects is set forth under "Business Environment" on pages 13-15 of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

Airline Operations

         An important characteristic of Delta's route network is its four hub airports in Atlanta, Cincinnati, Dallas/Ft. Worth and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. Delta's hub and spoke system also provides passengers with access to Delta's principal international gateways in Atlanta and New York
- John F. Kennedy International Airport ("JFK"). As briefly discussed below, other key characteristics of Delta's route network include its alliances with foreign airlines; the Delta Connection Program; the Delta Shuttle; Song(TM), Delta's new low-fare service which will begin operations in April 2003; and Delta's proposed marketing alliance with Continental Airlines and Northwest Airlines.

         International Alliances. Delta has formed bilateral and multilateral marketing alliances with foreign airlines to improve Delta's access to international markets. These arrangements can include codesharing, frequent flyer benefits, shared or reciprocal access to passenger lounges, joint advertising and other marketing agreements.

         Delta's international codesharing agreements enable Delta to market and sell seats to an expanded number of international destinations. Under codesharing arrangements, Delta and the foreign carriers publish their respective airline designator codes on a single flight operation, thereby allowing Delta and the foreign carrier to offer joint service with one aircraft rather than operating separate services with two aircraft. These arrangements typically allow Delta to sell seats on the foreign carrier's aircraft that are marketed under Delta's "DL" designator code and permit the foreign airline to sell seats on Delta's aircraft that are marketed under the foreign carrier's two-letter designator code. As of March 1, 2003, Delta has codeshare arrangements in effect with Aerolitoral, Aeromexico, Air France (and certain of Air France's affiliated carriers operating flights beyond Paris), Air Jamaica, Alitalia, British European, China Southern, CSA Czech Airlines, El Al Israel Airlines, Korean Air, Royal Air Maroc and South African Airways.

         Delta, Aeromexico, Air France, Alitalia, CSA Czech Airlines and Korean Air are members of the SkyTeam international airline alliance. SkyTeam links the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations. In 2002, Delta, its European SkyTeam partners and Korean Air received antitrust immunity from the U.S. Department of Transportation ("DOT"). The grant of antitrust immunity enables Delta and its immunized partners to offer a more integrated route network, and develop common sales, marketing and discount programs for customers.

         Delta Connection Program. The Delta Connection program is Delta's regional carrier service, which feeds traffic to Delta's route system through contracts with regional air carriers that operate flights serving passengers in small and medium-sized cities. It enables Delta to increase the number of flights in certain locations, to better match capacity with demand and to preserve its presence in smaller markets.

         Delta has contractual arrangements with six regional carriers to operate regional jet and turboprop aircraft using Delta's "DL" code. ASA and Comair are wholly owned subsidiaries of Delta which operate all of their flights under Delta's code. Delta has agreements with Atlantic Coast Airlines ("ACA"), SkyWest Airlines ("SkyWest"), Chautauqua Airlines ("Chautauqua") and American Eagle ("Eagle"), which operate some of their flights using Delta's code. For information regarding Delta's agreements with ACA, SkyWest and Chautauqua, see
Note 9 of the Notes to the Consolidated Financial Statements on pages 48-50 of Delta's 2002 Annual Report to Shareowners, which is incorporated by reference.

         Delta's contract with Eagle, which is limited to certain flights operated to and from the Los Angeles International Airport, is structured as a revenue proration agreement. The Delta-Eagle prorate arrangement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

         Delta Shuttle. The Delta Shuttle is the Company's high-frequency service targeted to Northeast business travelers. It provides nonstop, hourly service between New York - La Guardia Airport (Marine Air Terminal) and both Boston - Logan International Airport and Washington, D.C. - Ronald Reagan National Airport.

         Song. On January 29, 2003, Delta announced a new low-fare operation, Song, that will primarily offer flights between cities in the Northeast United States and Florida leisure destinations. Delta plans to operate the initial Song flight in April 2003 and increase operations by October 2003 to 144 daily flights using a fleet of 36 Boeing 757 aircraft. Song is designed to assist Delta in competing more effectively with low-fare airlines in leisure markets through a combination of larger aircraft, high frequency flights, advanced in-flight entertainment technology and innovative product offerings. Song will replace Delta Express, the Company's existing low-fare, leisure-oriented service.

         Delta-Continental-Northwest Marketing Alliance. On August 22, 2002, Delta entered into a marketing alliance with Continental Airlines and Northwest Airlines which includes mutual codesharing, reciprocal frequent flyer and airport lounge access arrangements. Delta's marketing relationship with Continental and Northwest is designed to permit the carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the three carriers' route networks. The implementation of the marketing alliance is subject to a number of conditions, including approvals which have been obtained from the Delta and Northwest pilot groups; review by the U.S. Department of Justice ("DOJ") and the DOT; and the consent of certain of the international airline partners of the three airlines. The DOJ reviewed the alliance arrangement pursuant to its authority to enforce the antitrust laws and determined not to challenge the alliance in January 2003 following the carriers' decision to accept certain DOJ conditions. The DOT completed its initial review of the marketing arrangements in January 2003 and proposed six conditions for the alliance. On February 28, 2003, after consultations with the DOT, the carriers submitted a proposal in which they accepted three of the DOT's conditions and proposed alternative language for three other conditions. On March 3, 2003, the DOT issued a notice stating that it would consider the carriers' proposed language and reach a decision within 30 days on whether the alternate conditions are satisfactory. The current expectation is that the carriers should be in a position to complete the DOT review process and obtain the international airline partner consents in order to begin implementation of their marketing alliance during 2003.

Factors that Impact Demand for Air Travel

         Demand for air travel is affected by various factors, including economic conditions, fare levels, terrorism fears, international hostilities, airport security measures, seasonality and weather conditions. In addition, demand for air travel at particular airlines may be impacted from time to time by, among other things, actual or threatened disruptions to operations due to labor issues. In general, demand for air travel is higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. Due to these and other factors, operating results for an interim period are not necessarily indicative of operating results for an entire year, and operating results for an historical period are not necessarily indicative of operating results for a future period.

Regulatory Matters

         The DOT and the Federal Aviation Administration ("FAA") exercise regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier which the DOT finds "fit" to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Except for constraints imposed by Essential Air Service regulations, which are applicable to certain small communities, airlines may terminate service to a city without restriction.

         The DOT has jurisdiction over certain economic and consumer protection matters such as unfair or deceptive practices or methods of competition, advertising, denied boarding compensation, baggage liability and disabled passenger transportation. The DOT also has authority to review certain joint venture agreements between major carriers. The FAA has primary responsibility for matters relating to air carrier flight operations, including airline operating certificates, control of navigable air space, flight personnel, aircraft certification and maintenance, and other matters affecting air safety.

         Authority to operate international routes and international codesharing arrangements are regulated by the DOT and by the foreign governments involved. International route awards are also subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.

         The Transportation Security Administration, which became a division of the Department of Homeland Security on March 1, 2003, is responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports.

         Delta is also subject to various other federal, state, local and foreign laws and regulations. The DOJ has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters are regulated by various federal, state, local and foreign governmental entities.

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

         Certain of Delta's international route and codesharing authorities are subject to periodic renewal requirements. Delta requests extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance of this result. Dormant route authority may not be renewed in some cases, especially where another U.S. carrier indicates a willingness to provide service.

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

         The continuing growth of low-cost carriers in the United States places significant competitive pressures on Delta and other network carriers. A number of low-cost carriers, including Southwest Airlines, AirTran Airways and JetBlue Airways, are offering increased seat capacity in Delta's markets. Delta's ability to compete effectively with low-cost carriers depends, in part, on its ability to achieve operating costs per available seat mile ("unit costs") that are competitive with those carriers. Delta's unit costs are higher than those of Southwest, AirTran and JetBlue.

         International marketing alliances formed by domestic and foreign carriers, such as the Star Alliance (among United Airlines, Lufthansa German Airlines and others), the oneworld alliance (among American Airlines, British Airways and others) and the Wings Alliance (between Northwest Airlines and KLM-Royal Dutch Airlines), have significantly increased competition in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation such as transatlantic services to and beyond European cities through alliances with international carriers.

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

Airport Access

         Operations at three major U.S. airports and certain foreign airports served by Delta are regulated by governmental entities through "slot" allocations. Each slot represents the authorization to land at, or take off from, the particular airport during a specified time period.

         In the United States, the FAA currently regulates slot allocations at JFK and La Guardia Airport in New York and Ronald Reagan National Airport in Washington, D.C. Delta's operations at those three airports generally require slot allocations. Under legislation enacted by Congress, slot rules will be phased out at JFK and La Guardia Airport by 2007.

        Delta currently has sufficient slot authorizations to operate its existing flights, and has generally been able to obtain slots to expand its operations and to change its schedules. There is no assurance, however, that Delta will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Possible Legislation or DOT Regulation

         A number of Congressional bills and proposed DOT regulations have been considered in recent years to address airline competition issues. Some of these proposals would require large airlines with major operations at certain airports to divest or make available to other airlines slots, gates, facilities and other assets at those airports. Other measures would limit the service or pricing responses of major carriers that appear to target new entrant airlines. In addition, concerns about airport congestion issues have caused the DOT and FAA to consider various proposals for access to certain airports, including "congestion-based" landing fees and programs that would regularly withdraw slots from existing carriers and reallocate those slots (either by lottery or auction) to the highest bidder or to carriers with little or no current presence at such airports. These proposals, if enacted, could negatively impact Delta's existing services and its ability to respond to competitive actions by other airlines.

Worldspan

         Delta owns 40% of WORLDSPAN, L.P. ("Worldspan"), a Delaware limited partnership which operates and markets a computer reservation system ("CRS") and related systems for the travel industry. Northwest Airlines and American Airlines own 34% and 26%, respectively, of Worldspan.

         On March 3, 2003, Delta, Northwest and American entered into an agreement to sell their equity interests in Worldspan to a third party. The completion of this transaction is subject to financing, governmental and regulatory approvals and other customary closing conditions, the satisfaction of which cannot be guaranteed.

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

Orbitz

         Delta owns approximately 18% of Orbitz, LLC ("Orbitz"), a Delaware limited liability company which operates an online travel agency that offers travel services to consumers and business customers via the Internet. American Airlines, Continental Airlines, Northwest Airlines and United Airlines also hold ownership interests in Orbitz.

         Consumers use online travel agents for making reservations and purchasing airline tickets, hotel rooms, rental cars and travel-related products. The three largest online travel agents in the United States are Expedia, Travelocity and Orbitz. Online travel agents compete with one another, with airline websites, with traditional travel agents and with other travel service providers for travel-related reservations and bookings.

Fuel

         Delta's results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. The following table shows Delta's aircraft fuel consumption and costs for 2000-2002.

                                                                                                 Percent of Total
                         Gallons Consumed            Cost (1)            Average Price               Operating
      Year                  (Millions)              (Millions)          Per Gallon(1)                Expenses
                         ----------------           ----------          --------------           ----------------
      2000                    2,922                  $ 1,969                67.38(cent)              13%
      2001                    2,649                    1,817                68.60                    12
      2002                    2,514                    1,683                66.94                    12

-------------

(1)      Net of fuel hedge gains under Delta's fuel hedging program.

         Aircraft fuel expense decreased 7% in 2002 compared to 2001. Total gallons consumed decreased 5% mainly due to capacity reductions. The average fuel price per gallon fell 2% to 66.94(cent). Delta's fuel cost is shown net of fuel hedge gains of $136 million for 2002 and $299 million for 2001. Approximately 56% and 58% of Delta's aircraft fuel requirements were hedged during 2002 and 2001, respectively.

         Delta's aircraft fuel purchase contracts do not provide material protection against price increases or for assured availability of supplies. The Company purchases most of its aircraft fuel from petroleum refiners under contracts which establish the price based on various market indices. Delta also purchases aircraft fuel on the spot market, from off-shore sources and under contracts which permit the refiners to set the price and give the Company the right to terminate upon short notice if the price is unacceptable.

         Delta periodically enters into heating and crude oil derivative contracts to manage the risk associated with changes in aircraft fuel prices. Information regarding Delta's fuel hedging program is set forth under "Aircraft Fuel Price Risk" on pages 23-24, and in Notes 3 and 4 of the Notes to the Consolidated Financial Statements on pages 39-41, of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

        Although Delta is currently able to obtain adequate supplies of jet fuel, it is not possible to predict the future availability or price of aircraft fuel. Political disruptions in oil producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future.

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

        Collective Bargaining. At December 31, 2002, Delta, ASA and Comair had a total of 75,100 full-time equivalent employees. Approximately 18% of these employees are represented by unions. The following table presents certain information concerning the union representation of domestic employees of Delta, ASA and Comair.

                                                                                                AMENDABLE DATE OF
                                 APPROXIMATE NUMBER OF                                        COLLECTIVE BARGAINING
      EMPLOYEE GROUP             EMPLOYEES REPRESENTED                   UNION                      AGREEMENT
---------------------------- -----------------------------  --------------------------------- -------------------------
Delta Pilots                              7,930             Air Line Pilots Association,       May 1, 2005
                                                            International
---------------------------- ----------------------------- --------------------------------- -------------------------
Delta Flight                                190             Professional Airline Flight        December 31, 2004
Superintendents                                             Control Association
---------------------------- ----------------------------- --------------------------------- -------------------------
ASA Pilots                                1,520             Air Line Pilots Association,       September 15, 2002
                                                            International
---------------------------- ----------------------------- --------------------------------- -------------------------
ASA Flight Attendants                       775             Association of Flight              September 26, 2003
                                                            Attendants
---------------------------- ----------------------------- --------------------------------- -------------------------
ASA Flight Dispatchers                       70             Professional Airline Flight        April 18, 2006
                                                            Control Association
---------------------------- ----------------------------- --------------------------------- -------------------------
Comair Pilots                             1,530             Air Line Pilots Association,       May 21, 2006
                                                            International
---------------------------- ----------------------------- --------------------------------- -------------------------
Comair Maintenance                          430             International Association of       May 31, 2004
Employees                                                   Machinists and Aerospace
                                                            Workers
---------------------------- ----------------------------- --------------------------------- -------------------------
Comair Flight Attendants                    770             International Brotherhood of       July 19, 2007
                                                            Teamsters
---------------------------- ----------------------------- --------------------------------- -------------------------

         ASA is in collective bargaining negotiations with the Air Line Pilots Association, International, which represents ASA's approximately 1,520 pilots. The outcome of these collective bargaining negotiations cannot presently be determined.

         Labor unions are engaged in organizing efforts to represent various groups of employees of Delta, ASA and Comair who are not represented for collective bargaining purposes. The outcome of these organizing efforts cannot presently be determined.

         Pilot Furloughs. The collective bargaining agreement between Delta and the Air Line Pilots Association, International ("ALPA"), the union representing Delta pilots, generally provides that no pilot on the seniority list as of July 1, 2001 will be furloughed unless the furlough is caused by a circumstance beyond Delta's control, as defined in that agreement. In April 2002, an arbitrator upheld Delta's right to furlough up to 1,400 pilots on the basis that the September 11, 2001 terrorist attacks and the resulting reduction in passenger traffic constituted a circumstance beyond Delta's control as set out in the collective bargaining agreement. The arbitrator retained jurisdiction over this matter to consider any issues that might arise regarding the Company's plans to continue the furloughs, or its obligation to implement reasonable mechanisms for recalling furloughed pilots, if the conditions existing as of September 11, 2001 were ameliorated to an extent that exceeded Delta's original expectations. On February 13, 2003, the arbitrator issued a supplemental opinion, ruling (1) that furloughs will be capped at 1,060, the number of pilots currently furloughed; (2) that Delta will not have to begin recalling any of the existing furloughed pilots until system traffic exceeds pre-September 11, 2001 levels; and (3) that the recall schedule will be subject to the Company's training capacity. While this ruling will result in the retention of some pilots in excess of its needs, Delta believes the ruling will not have a material adverse effect on Delta.

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

         In February 1998, the EPA and the FAA signed a Memorandum of Agreement ("MOA") to develop a voluntary process with the airline industry to reduce emissions that lead to ozone formation. The MOA includes a proposal with a voluntary engine modification program to reduce emissions from aircraft engines. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators are evaluating potential options for emission reductions from airport activities, including aircraft engine emissions reductions and alternative-fueled ground service equipment, but no conclusion or agreement has been reached. In addition to the MOA, Delta has agreed to reduce emissions at certain airports by utilizing alternative-fueled ground service equipment.

         In April 2001, Miami-Dade County filed a lawsuit, which is titled Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al., in Florida Circuit Court against 17 defendants, including Delta, alleging responsibility for past and future environmental cleanup costs at the Miami International Airport. The County also provided notice to over 200 other potentially responsible parties seeking to recover past and future cleanup costs. The County is continuing to investigate and remediate various environmental conditions at the airport. At this time, it is not possible to reasonably estimate Delta's potential exposure in this matter due to a number of issues, including uncertainties regarding the contamination at the airport, the extent of remediation required and the County's potential recovery from responsible parties. Delta is vigorously defending the lawsuit.

         Delta has been identified by the EPA as a potentially responsible party (a "PRP") with respect to certain Superfund Sites, and has entered into consent decrees regarding some of these sites. Delta's alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site. Delta is aware of soil and/or ground water contamination present on its current or former leaseholds at several domestic airports; to address this contamination, the Company has a program in place to investigate and, if appropriate, remediate these sites. Delta believes that the resolution of these matters will not have a material adverse effect on its consolidated financial statements.

Frequent Flyer Program

         Delta has a frequent flyer program, the SkyMiles(R) program, offering incentives to increase travel on Delta. This program allows participants to earn mileage for travel awards by flying on Delta, Delta Connection carriers and participating airlines. Mileage credit may also be earned by using certain services offered by program partners such as credit card companies, hotels, car rental agencies, telecommunication services and internet services. In addition, Delta has programs under which individuals and companies may purchase mileage credits. Delta reserves the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

         Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airline partners, for membership in Delta's Crown Room Club and for other program partner awards. Travel awards are subject to certain transfer restrictions and capacity-controlled seating. In some cases, blackout dates may apply. Miles earned prior to May 1, 1995 do not expire so long as Delta has a frequent flyer program. Miles earned or purchased on or after May 1, 1995 will not expire as long as, at least once every three years, the participant (1) takes a qualifying flight on Delta or a Delta Connection carrier; (2) earns miles through one of Delta's program partners; or (3) redeems miles for any program award.

        Delta accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of travel awards the Company expects to be redeemed. The estimated incremental cost associated with a travel award does not include any contribution to overhead or profit. Such incremental cost is based on Delta's system average cost per passenger for fuel, food and other direct passenger costs. Delta does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. Delta believes this is appropriate because the large majority of these participants are not expected to earn a travel award. Delta does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to Delta is negligible.

         Delta estimated the potential number of round-trip travel awards outstanding under its frequent flyer program to be 13.7 million, 13.1 million and 12.2 million at December 31, 2002, 2001 and 2000, respectively. Of these travel awards, Delta expected that approximately 10.0 million, 9.6 million, and
9.2 million, respectively, would be redeemed. At December 31, 2002, 2001 and 2000, Delta had recorded a liability for these awards of $228 million, $226 million and $199 million, respectively. The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; or (2) be redeemed for something other than award travel.

         Frequent flyer program participants flew 2.8 million, 2.4 million and
2.3 million award round-trips on Delta in 2002, 2001 and 2000, respectively. These round-trips accounted for approximately 9%, 8% and 7% of the total passenger miles flown for 2002, 2001 and 2000, respectively. Delta believes that the relatively low percentage of passenger miles flown by SkyMiles members traveling on program awards and the restrictions applied to travel awards minimize the displacement of revenue passengers.

Civil Reserve Air Fleet Program

         Delta participates in the Civil Reserve Air Fleet ("CRAF") program, which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. Delta has agreed to make available under the CRAF program, during the period October 1, 2002 through September 30, 2003, up to 100% of its international range aircraft. As of March 27, 2003, the following number of Delta aircraft are available for CRAF activation:



                                                    Number of
                                                  International            Number of
                                                    Passenger             Aeromedical                Total
                Description of Event                Aircraft               Aircraft                 Aircraft
  Stage         Leading to Activation               Allocated              Allocated                by Stage
---------       ---------------------------       -------------          --------------             --------
      I         Minor Crisis                            3                Not Applicable                3

      II        Major Theater Conflict                  11                     19                     30

     III        Total National Mobilization             37                     35                     72

On February 8, 2003, the CRAF program was activated at Stage I. Delta anticipates no material impact on its operations as a result of this activation.

ITEM 2.  PROPERTIES

Flight Equipment

         Information relating to Delta's aircraft fleet is set forth under "Delta's Aircraft Fleet" on page 70, and in Notes 7 and 9 of the Notes to the Consolidated Financial Statements on pages 47-50, of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

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

         Delta leases ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports which it serves. These leases generally run for periods of less than one year to thirty years or more, and often contain provisions for periodic adjustment of lease rates. At most airports which it serves, Delta has entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company also leases aircraft maintenance facilities at certain airports; these leases generally require Delta to pay the cost of providing, operating and maintaining such facilities. In addition to its Atlanta maintenance base, Delta's other major aircraft maintenance facilities are located at Cincinnati/Northern Kentucky International Airport, Dallas/Ft. Worth International Airport and Salt Lake City International Airport. Delta leases marketing, ticket and reservations offices in certain major cities which it serves; these leases are generally for shorter terms than the airport leases. Additional information relating to Delta's ground facilities is set forth in
Note 7 of the Notes to the Consolidated Financial Statements on page 47 of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

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

         The City of Atlanta, with the support of Delta and other airlines, has begun a ten year capital improvement program (the "CIP") at Hartsfield Atlanta International Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in May 2006), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated to cost approximately $5.4 billion. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. There is no assurance the CIP will be implemented on schedule and within budget, or that it will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact Delta's operations at Hartsfield Atlanta International Airport.

         During 2001, Delta entered into lease and financing agreements with the Massachusetts Port Authority ("Massport") for the redevelopment and expansion of Terminal A at Boston's Logan International Airport. The completion of this project will enable Delta to consolidate all of its domestic operations at that airport into one location. Construction began in the June 2002 quarter and is scheduled to be completed during 2005. Project costs will be funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. Delta agreed to pay the debt service on the bonds under a long-term lease agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service on the bonds. Additional information about these bonds is set forth in Note 6 of the Notes to the Consolidated Financial Statements on pages 43-46 of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS

         In Re Northwest Airlines, et al. Antitrust Litigation. In June 1999, two purported class action antitrust lawsuits were filed in the U.S. District Court for the Eastern District of Michigan against Delta, US Airways, Northwest Airlines and the Airlines Reporting Corporation, an airline-owned company that operates a centralized clearinghouse for travel agents to report and account for airline ticket sales.

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

         In both cases, plaintiffs have requested a jury trial, and are seeking in their complaints injunctive relief; costs and attorneys' fees; and unspecified damages, to be trebled under the antitrust laws. In May 2002, the District Court granted the plaintiffs' motion for class action certification and denied the airlines' motions for summary judgment. The U.S. Court of Appeals for the Sixth Circuit refused to hear the airlines' interlocutory appeal of the District Court's order granting class action certification. The trial for this lawsuit has not yet been scheduled.

         Hall, et al. v. United Airlines, et al. In January 2002, a travel agent in North Carolina filed an amended purported class action lawsuit against numerous airlines, including Delta, in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States which sold tickets from September 1, 1997 to the present on any of the defendant airlines. The lawsuit alleges that Delta and the other airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. The plaintiff, who has requested a jury trial, is seeking in its complaint injunctive relief; costs and attorneys' fees; and unspecified damages, to be trebled under the antitrust laws.

         In September 2002, the District Court granted the plaintiff's motion for class action certification, certifying a class consisting of all travel agents in the United States, Puerto Rico and the U.S. Virgin Islands which sold tickets on the defendant airlines between 1997 and 2002. In December 2002, the airline defendants filed motions for summary judgment which are pending before the District Court. The trial of this lawsuit is scheduled to begin in September 2003. Similar litigation alleging violations under Canadian competition law is pending against Delta and other airlines in Canada.

         Albany Travel Company, et al. v. Orbitz LLC, et al. In April 2002, six travel agencies filed a purported class action lawsuit in the U.S. District Court for the Central District of California against Delta, American Airlines, United Airlines and Orbitz, LLC on behalf of an alleged nationwide class of traditional travel agents. The lawsuit alleges that the defendants violated Sections 1 and 2 of the Sherman Act by conspiring (1) to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers; and (2) to monopolize the distribution of common carrier air travel in the United States. The plaintiffs, who have requested a jury trial, are seeking in their complaint injunctive relief; costs and attorneys' fees; and unspecified damages, to be trebled under the antitrust laws. The District Court granted the airlines' motion to stay this lawsuit pending a final judgment in the Hall v. United Airlines case described above because both lawsuits involve substantially similar claims.

         All Direct Travel, Inc., et al. v. Delta Air Lines, et al. Two travel agencies have filed a purported class action lawsuit against Delta in the U.S. District Court for the Central District of California on behalf of all travel agencies from which Delta has demanded payment for breach of the agencies' contractual and fiduciary duties to Delta in connection with Delta ticket sale transactions during the period from September 20, 1997 to the present. The lawsuit alleges that Delta's conduct (1) violates the Racketeer Influenced and Corrupt Organizations Act of 1970; and (2) creates liability for unjust enrichment. The plaintiffs, who have requested a jury trial, are seeking in their complaint injunctive and declaratory relief; costs and attorneys fees; and unspecified treble damages.

         In January 2003, the District Court denied the plaintiffs' motion for class action certification. Plaintiffs have filed a petition for review of this order with the U.S. Court of Appeals for the Ninth Circuit, which has not yet decided whether to permit this interlocutory appeal. Delta has filed with the District Court a motion for summary judgment which is pending. The trial of this lawsuit is scheduled to begin in November 2003.

         Power Travel International, Inc., et al. v. American Airlines, et al. In August 2002, a travel agency filed a purported class action lawsuit in New York state court against Delta, American Airlines, Continental Airlines, Northwest Airlines, United Airlines and JetBlue Airways, on behalf of an alleged nationwide class of U.S. travel agents. JetBlue has been dismissed from the case, and the remaining defendants removed the action to the U.S. District Court for the Southern District of New York. The lawsuit alleges that the defendants breached their contracts with and their duties of good faith and fair dealing to U.S. travel agencies when these airlines discontinued the payment of published base commissions to U.S. travel agencies at various times beginning in March 2002. The plaintiffs' complaint seeks unspecified damages, as well as declaratory and injunctive relief. The defendants have filed a motion to dismiss this lawsuit, which is pending before the District Court. Similar litigation involving contract claims alleged under the agency agreements applicable to Canadian travel agents is pending against Delta and other airlines in Canada.

         Jeans v. Delta Air Lines, Inc. In May 2000, an individual filed an amended class action lawsuit against Delta in the Circuit Court of Jackson County, Missouri on behalf of all persons who relinquished their seats on an overbooked Delta flight in exchange for a travel voucher that may be redeemed for a round-trip, economy class Delta ticket. The complaint asserts claims for fraud, breach of contract and unjust enrichment. It alleges, among other things, that Delta failed to disclose that it limits the number of seats on each flight that may be obtained by redeeming travel vouchers. The plaintiff, who has requested a jury trial, is seeking unspecified damages. In January 2003, the Circuit Court granted Delta's motion for summary judgment dismissing the plaintiff's claims. The plaintiff has appealed to the Missouri Court of Appeals.

         Multidistrict Pilot Retirement Plan Litigation. During the June 2001 quarter, the Delta Pilots Retirement Plan ("Retirement Plan") and related non-qualified pilot retirement plans sponsored and funded by Delta were named as defendants in five purported class action lawsuits filed in federal district courts in California, Massachusetts, Ohio, New Mexico and New York. The complaints (1) seek to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) allege that the calculation of the retirement benefits of the plaintiffs and the class violated the Retirement Plan and the Internal Revenue Code; and (3) seek unspecified damages. In October 2001, the Judicial Panel on Multidistrict Litigation granted Delta's motion to transfer these cases to the U.S. District Court for the Northern District of Georgia for coordinated pretrial proceedings. Discovery in these cases is proceeding.

                                      * * *

         An adverse decision in any of these cases could result in substantial damages against Delta. Delta is vigorously defending these lawsuits. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions will not have a material adverse effect on Delta's consolidated financial statements.

         For a discussion of certain environmental matters, see "ITEM 1. Business - Environmental Matters" on pages 12-13 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning Delta's executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of Delta's executive officers.


Leo F. Mullin              Chairman of the Board and Chief Executive Officer,
                           January 2000 to date; Chairman of the Board, President and Chief Executive Officer, October 1999 to January 2000; President and Chief Executive
                           Officer, August 1997 to October 1999. Mr. Mullin was
                           Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to
                           August 1997. He was an executive of First Chicago
                           Corporation from 1981 to 1995, serving as that company's President and Chief Operating Officer from
                           1993 to 1995. Age 60.

Frederick W. Reid          President and Chief Operating Officer, May 2001 to
                           date; Executive Vice President and Chief Marketing
                           Officer, July 1998 to May 2001. Mr. Reid was an executive of Lufthansa German Airlines from 1991 to June 1998, serving as President and Chief Operating
                           Officer from April 1997 to June 1998, as Executive
                           Vice President from 1996 to March 1997, and as Senior
                           Vice President, The Americas, from 1991 to 1996. Age
                           52.

M. Michele Burns           Executive Vice President and Chief Financial Officer,
                           August 2000 to date; Senior Vice President - Finance and Treasurer, February 2000 to August 2000; Vice
                           President - Finance and Treasurer, September 1999 to
                           February 2000; Vice President - Corporate Tax,
                           January 1999 to September 1999. Ms. Burns was a partner at Arthur Andersen LLP from 1991 to January
                           1999. Age 45.

Robert L. Colman           Executive Vice President - Human Resources, October
                           1998 to date. Mr. Colman was an executive of General
                           Electric Corporation from October 1993 to October
                           1998, serving as Vice President - Human Resources for
                           General Electric Aircraft Engines Business. Age 57.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information required by this item is set forth in Note 12 of the Notes to the Consolidated Financial Statements on pages 55-57, and under "Common Stock" and "Market Prices and Dividends" on page 69, of Delta's 2002 Annual Report to Shareowners, and on page 30 of Delta's Proxy Statement dated March 25, 2003, and is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is set forth on page 68 of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-25, and in the related "Glossary of Defined Terms" on page 12, of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item is set forth under "Market Risks Associated With Financial Instruments" on pages 23-24, and in Notes 1, 2, 3 and 4 of the Notes to the Consolidated Financial Statements on pages 31-41 of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on pages 26-67 of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Audit Committee of Delta's Board of Directors annually considers and recommends to the Board the selection of Delta's independent auditors. As recommended by the Audit Committee, the Board of Directors on March 6, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as Delta's independent auditors and engaged Deloitte & Touche LLP to serve as Delta's independent auditors for 2002. The appointment of Deloitte & Touche LLP as independent auditors for 2002 was ratified by Delta's shareowners at the 2002 annual meeting.

         Andersen's reports on Delta's consolidated financial statements for the 2001 and 2000 fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During Delta's 2001 and 2000 fiscal years and through March 27, 2002 (the date of Delta's Form 10-K for the year ended December 31, 2001), there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Delta's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K.

         Delta provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 to this Form 10-K is a copy of Andersen's letter dated March 27, 2002 stating its agreement with such statements.

         During Delta's 2001 and 2000 fiscal years and through March 6, 2002, Delta did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Delta's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of SEC Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under "Certain Information About Nominees" on pages 5-6, and under "Section 16 Beneficial Ownership Reporting Compliance" on page 50, of Delta's Proxy Statement dated March 25, 2003, and is incorporated by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is set forth under "Compensation of Directors" on pages 9-10, under "Compensation Committee Interlocks and Insider Participation" on page 10, and on pages 19-29, of Delta's Proxy Statement dated March 25, 2003, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item is set forth under "Beneficial Ownership of Securities" on pages 10-12, and under "Equity Compensation Plan Information" on page 30, of Delta's Proxy Statement dated March 25, 2003, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

         Based on their evaluation of Delta's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, Delta's Chairman of the Board and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that Delta's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on Form 10-K. There were no significant changes in Delta's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedules on page 24 of this Form 10-K.

         (3). The exhibits required by this item are listed in the Exhibit Index on pages 34-37 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.6 to 10.20 in the Exhibit Index.

(b). During the quarter ended December 31, 2002, Delta filed a Current Report on Form 8-K dated October 15, 2002 regarding its financial results for the September 2002 quarter. This Form 8-K was filed under Item 5 - Other Events and Regulation FD Disclosure.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEPENDENT AUDITORS' REPORT - Incorporated by reference to page 66 of Delta's 2002 Annual Report to Shareowners.

COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated by reference to page 67 of Delta's 2002 Annual Report to Shareowners.

CONSOLIDATED FINANCIAL STATEMENTS - All of which are incorporated by reference to Delta's 2002 Annual Report to Shareowners:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareowners' Equity for the years ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number
--------
   II Valuation and Qualifying Accounts for the years ended December 31, 2001 and 2000. The required information for the year ended December 31, 2002 is included in Note 21 of the Notes to the Consolidated Financial Statements on page 64 of Delta's 2002 Annual Report to Shareowners, and is incorporated by reference.

All other schedules have been omitted as not applicable.

         THE FOLLOWING IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH DELTA'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


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

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                              (Amounts in Millions)

                 Column A                          Column B                     Column C                Column D          Column E

                                                                               Additions
                                                                     -----------------------------
                                                  Balance at         Charged to   Charged to Other                       Balance at
                                                 Beginning of        Costs and       Accounts-         Deductions-         End of
                Description                         Period           Expenses        Describe           Describe           Period
------------------------------------------       ------------        -----------------------------     -----------       ----------
DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE ASSET TO
WHICH IT APPLIES:
     Allowance for uncollectible accounts
        receivable                                    $ 31             $ 18              -               $(6) (a)          $  43

RESERVE FOR RESTRUCTURING AND
OTHER NONRECURRING CHARGES:                           $ 56             $115              -               (50) (b)          $ 121

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

                                                                     SCHEDULE II

                              DELTA AIR LINES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              (Amounts in Millions)

                 Column A                          Column B                     Column C                Column D          Column E

                                                                               Additions
                                                                     -----------------------------
                                                  Balance at         Charged to   Charged to Other                       Balance at
                                                 Beginning of        Costs and       Accounts-         Deductions-         End of
                Description                         Period           Expenses        Describe           Describe           Period
------------------------------------------       ------------        -----------------------------     -----------       ----------

DEDUCTION (INCREASE) IN THE
BALANCE SHEET FROM THE ASSET
TO WHICH IT APPLIES:
     Allowance for uncollectible accounts
       receivable                                     $ 39               $ 15            -              $ (23)(a)           $ 31

RESERVE FOR RESTRUCTURING AND
OTHER NONRECURRING CHARGES:                           $ 41               $ 22            -              $ (7) (b)           $ 56

(a) Represents write-off of accounts considered to be uncollectible, less collections.

(b)      Represents payments made.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.



                                                   DELTA AIR LINES, INC.



                                                   By: /s/ Leo F. Mullin
                                                       -------------------------
                                                       Leo F. Mullin
                                                       Chairman of the Board and
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2003 by the following persons on behalf of the registrant and in the capacities indicated.



         Signature                                       Title
-----------------------------        -------------------------------------------



Edward H. Budd*                               Director
-----------------------------
Edward H. Budd



/s/ M. Michele Burns                         Executive Vice President and
-----------------------------                   Chief Financial Officer
M. Michele Burns                      (Principal Financial Officer and Principal
                                                  Accounting Officer)



George M.C. Fisher*                           Director
-----------------------------
George M.C. Fisher



David R. Goode*                               Director
------------------------------
David R. Goode



Gerald Grinstein*                             Director
-----------------------------
Gerald Grinstein

                   Signature                                                            Title
------------------------------------------------                 -------------------------------------------------



James M. Kilts*                                                                       Director
------------------------------------------------
James M. Kilts



/s/ Leo F. Mullin                                                 Chairman of the Board and Chief Executive Officer
-------------------------------------------------                           (Principal Executive Officer)
Leo F. Mullin



John F. Smith, Jr.*                                                                   Director
------------------------------------------------
John F. Smith, Jr.



Joan E. Spero*                                                                        Director
------------------------------------------------
Joan E. Spero



Andrew J. Young*                                                                      Director
------------------------------------------------
Andrew J. Young



*By:       /s/ Leo F. Mullin                                                      Attorney-In-Fact
           ------------------------------------
           Leo F. Mullin

                                 CERTIFICATIONS


I, Leo F. Mullin, certify that:

         1. I have reviewed this annual report on Form 10-K of Delta Air Lines, Inc. for the fiscal year ended December 31, 2002;

         2. Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

         3. Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of Delta as of, and for, the periods presented in this Form 10-K;

         4. Delta's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Delta and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to Delta, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

                  (b) evaluated the effectiveness of Delta's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K (the "Evaluation Date"); and

                  (c) presented in this Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. Delta's other certifying officer and I have disclosed, based on our most recent evaluation, to Delta's auditors and the Audit Committee of Delta's Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Delta's ability to record, process, summarize and report financial data and have identified for Delta's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Delta's internal controls.

         6. Delta's other certifying officer and I have indicated in this Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003.



                                               /s/ Leo F. Mullin
                                               -------------------------
                                               Leo F. Mullin
                                               Chairman of the Board and
                                               Chief Executive Officer

                                 CERTIFICATIONS

I, M. Michele Burns, certify that:

         1. I have reviewed this annual report on Form 10-K of Delta Air Lines, Inc. for the fiscal year ended December 31, 2002;

         2. Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

         3. Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of Delta as of, and for, the periods presented in this Form 10-K;

         4. Delta's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Delta and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to Delta, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

                  (b) evaluated the effectiveness of Delta's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K (the "Evaluation Date"); and

                  (c) presented in this Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. Delta's other certifying officer and I have disclosed, based on our most recent evaluation, to Delta's auditors and the Audit Committee of Delta's Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Delta's ability to record, process, summarize and report financial data and have identified for Delta's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Delta's internal controls.

         6. Delta's other certifying officer and I have indicated in this Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003.


                                                    /s/ M. Michele Burns
                                                    ----------------------------
                                                    M. Michele Burns
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

         3.1. Delta's Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).*

         3.2.     Delta's By-Laws.

         4.1. Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of New York, as Rights Agent, as amended by Amendment No. 1 thereto dated as of July 22, 1999 (Filed as Exhibit 1 to Delta's Form 8-A/A Registration Statement dated November 4, 1996, and Exhibit 3 to Delta's Amendment No. 1 to Form 8-A/A Registration Statement dated July 30,
1999).*

         4.2. Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 of this Form 10-K).*

         4.3. Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta's Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1989).*

         4.4. Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.5. Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta's Registration Statement on Form S-3 (Registration No. 33-34523)).*

         4.6. First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.7 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         4.7. Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, as Trustee (Filed as Exhibit 4 to Delta's Registration Statement on Form S-3 (Registration No. 33-40190)).*

         4.8. Indenture dated as of December 14, 1999, between Delta and The Bank of New York, as Trustee, relating to $500 million of 7.70% Notes due 2005, $500 million of 7.90% Notes due 2009 and $1 billion of 8.30% Notes due 2029. (Filed as Exhibit 4.2 to Delta's Registration Statement on Form S-4 (Registration No. 333-94991)).*

         4.9. Reimbursement Agreement dated as of May 1, 2000, among Delta, Certain Banks and Commerzbank AG, New York Branch, as Letter of Credit Fronting Bank and Agent, as amended by the First Amendment thereto dated as of November 9, 2001 (Filed as Exhibit 4.2 to Delta's Form 10-Q for the quarter ended June 30, 2002).*

         4.10. Second Amendment dated as of September 24, 2002, to Reimbursement Agreement dated as of May 1, 2000, as amended, by and among Delta, Certain Banks and Commerzbank AG, New York Branch, as Letter of Credit Fronting Bank and Agent (Filed as Exhibit 4.1 to Delta's Current Report on Form 8-K dated September 27, 2002).*

         4.11. Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 10 to Delta's Current Report on Form 8-K dated April 25, 1990).*

         4.12. Amendment No. 1 dated July 27, 1999, to the Note Purchase Agreement dated February 22, 1990, among the Delta Family-Care Savings Plan, as Issuer, Delta, as Guarantor, and Various Lenders relating to the Guaranteed Serial ESOP Notes (Filed as Exhibit 4.11 to Delta's Annual Report on Form 10-K for the year ended June 30, 1999).*

         Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

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

         10.3. Purchase Agreement No. 2025 between The Boeing Company and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.4. Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between The Boeing Company and Delta (Filed as Exhibit 10.5 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.5. Aircraft General Terms Agreement between The Boeing Company and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

         10.6. Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta's Proxy Statement dated September 15, 2000).*

         10.7. Forms of Executive Retention Protection Agreements for Executive Officers and Senior Vice Presidents (Filed as Exhibit 10.16 of Delta's Annual Report on Form 10-K for the year ended June 30, 1997).*

         10.8. Employment Agreement dated as of November 29, 2002, between Delta and Leo F. Mullin.

         10.9. Letter Agreement dated June 5, 1998, between Delta and Frederick W. Reid concerning Mr. Reid's employment with Delta (Filed as Exhibit
10.20 to Delta's Annual Report on Form 10-K for the year ended June 30, 1998).*

         10.10. Letter Agreement dated September 17, 1998, between Delta and Robert L. Colman concerning Mr. Colman's employment with Delta (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).*

         10.11. Letter Agreement dated May 28, 2002, supplementing the Letter Agreement dated September 17, 1998, between Delta and Robert L. Colman concerning Mr. Colman's employment with Delta (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

         10.12. 2002 Delta Excess Benefit Plan (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

         10.13.   2002 Delta Supplemental Excess Benefit Plan (Filed as Exhibit
10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31,
2002).*

         10.14. Form of Excess Benefit Agreement between Delta and its officers (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

         10.15. Delta's 2002 Retention Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

         10.16. Delta's Executive Life Insurance Program, including forms of agreements entered into as of July 1, 2002 between Delta and its officers (Filed as Exhibit 10 to Delta's Form 10-Q for the quarter ended September 30, 2002).*

         10.17.   Directors' Deferred Compensation Plan, as amended (Filed as
Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*

         10.18. Directors' Charitable Award Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).*

         10.19.   Delta's Non-Employee Directors' Stock Plan (Filed as Exhibit
4.5 to Delta's Registration Statement on Form S-8 (Registration No. 33-65391)).*

         10.20. Delta's Non-Employee Directors' Stock Option Plan, as amended (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*

         12. Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

         13.      Portions of Delta's 2002 Annual Report to Shareowners.

         16. Letter from Arthur Andersen LLP dated March 27, 2002 to the Securities and Exchange Commission (Filed as Exhibit 16 to Delta's Form 10-K for the year ended December 31, 2001).*

         21.      Subsidiaries of the Registrant.

         23.      Consent of Deloitte & Touche LLP.

         24.      Powers of Attorney.

         99.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chairman of the Board and Chief Executive Officer and its Executive Vice President and Chief Financial Officer with respect to Delta's Annual Report on Form 10-K for the year ended December 31, 2002.

---------------------------
  * Incorporated by reference.
** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta's request for confidential treatment.