Form 10-Q
period 2003-03-31
DELTA AIR LINES INC /DE/
filed 2003-05-15
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5424

DELTA AIR LINES, INC.

State of Incorporation: Delaware

IRS Employer Identification No.: 58-0218548

P.O. Box 20706, Atlanta, Georgia 30320-6001

Telephone: (404) 715-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [   ]

Number of shares outstanding by each class of common stock,
as of April 30, 2003:

Common Stock, $1.50 par value -123,363,018 shares outstanding

This document is also available on our web site at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Notes to the Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
INDEPENDENT ACCOUNTANTS’ REPORT
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
Exhibit Index
EX-10.1
EX-10.2
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

1.	the many effects on Delta and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

•	the adverse impact of the terrorist attacks on the demand for air travel;

•	the change in Delta’s operations and higher costs resulting from, and customer reaction to, new airline and airport security directives;

•	the availability and cost of war and terrorism risk and other insurance for Delta;

•	potential declines in the values of the aircraft in Delta’s fleet or facilities and related asset impairment charges;

2.	the availability to Delta of financing on commercially reasonable terms, which may be influenced by, among other things, airline bankruptcies, the creditworthiness of the airline industry in general and Delta in particular, and actions by credit rating agencies;

3.	military action in Iraq and continued geopolitical uncertainty, including additional terrorist activity;

4.	general economic conditions, both in the United States and in our markets outside the United States;

5.	the willingness of customers to travel generally, and with Delta specifically, which could be affected by factors such as the Severe Acute Respiratory Syndrome (SARS) outbreak and Delta’s and the industry’s safety record;

6.	competitive factors in our industry, such as airline bankruptcies, the airline pricing environment, the growth of low cost carriers, the ability of other airlines to reduce their costs through bankruptcy or otherwise, international alliances, codesharing programs, capacity decisions by competitors and mergers and acquisitions;

7.	outcomes of negotiations on collective bargaining agreements and other labor issues;

8.	changes in the availability or cost of aircraft fuel or fuel hedges;

9.	our estimated pension funding obligations which are based on various assumptions, including actual market performance of our pension plan assets and future 30-year U.S. Treasury bond yields;

10.	disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

11.	actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies; and

12.	the outcome of Delta’s litigation.

     Caution should be taken not to place undue reliance on Delta’s forward-looking statements, which represent Delta’s views only as of May 14, 2003, and which Delta has no current intention to update.

PART I. FINANCIAL INFORMATION

Item  1.   Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,857	$1,969
Restricted cash	153	134
Accounts receivable, net of an allowance for uncollectible accounts of $28 at March 31, 2003 and $33 at December 31, 2002	359	292
Income tax receivable	8	319
Expendable parts and supplies inventories, net of an allowance for obsolescence of $183 at March 31, 2003 and $183 at December 31, 2002	177	164
Deferred income taxes	746	668
Prepaid expenses and other	416	356

Total current assets	3,716	3,902

PROPERTY AND EQUIPMENT:
Flight equipment	20,483	20,295
Accumulated depreciation	(6,127)	(6,109)

Flight equipment, net	14,356	14,186

Flight and ground equipment under capital leases	439	439
Accumulated amortization	(307)	(297)

Flight and ground equipment under capital leases, net	132	142

Ground property and equipment	4,331	4,270
Accumulated depreciation	(2,287)	(2,206)

Ground property and equipment, net	2,044	2,064

Advance payments for equipment	103	132

Total property and equipment, net	16,635	16,524

OTHER ASSETS:
Investments in associated companies	157	174
Goodwill	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization of $174 at March 31, 2003 and $172 at December 31, 2002	100	102
Restricted investments for Boston airport terminal project	391	417
Other noncurrent assets	1,374	1,509

Total other assets	4,114	4,294

Total assets	$24,465	$24,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,093	$666
Current obligations under capital leases	29	27
Accounts payable, deferred credits and other accrued liabilities	1,862	1,921
Air traffic liability	1,404	1,270
Taxes payable	890	862
Accrued salaries and related benefits	1,246	1,365
Accrued rent	206	344

Total current liabilities	6,730	6,455

NONCURRENT LIABILITIES:
Long-term debt	9,699	9,576
Long-term debt issued by Massachusetts Port Authority	498	498
Capital leases	92	100
Postretirement benefits	2,276	2,282
Accrued rent	710	739
Pension and related benefits	3,027	3,242
Other	100	93

Total noncurrent liabilities	16,402	16,530

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	465	478
Deferred revenue and other credits	103	100

Total deferred credits	568	578

COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 6)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 6,001,206 shares issued and outstanding at March 31, 2003, and 6,065,489 shares issued and outstanding at December 31, 2002	432	437
Unearned compensation under employee stock ownership plan	(172)	(173)

Total Employee Stock Ownership Plan Preferred Stock	260	264

SHAREOWNERS’ EQUITY:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,905,045 shares issued at March 31, 2003 and 180,903,373 shares issued at December 31, 2002	271	271
Additional paid-in capital	3,260	3,263
Retained earnings	1,166	1,639
Accumulated other comprehensive loss	(1,474)	(1,562)
Treasury stock at cost, 57,545,252 shares at March 31, 2003 and 57,544,168 shares at December 31, 2002	(2,718)	(2,718)

Total shareowners’ equity	505	893

Total liabilities and shareowners’ equity	$24,465	$24,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share and Per Share Data)

	Three Months Ended
	March 31,

	2003	2002

OPERATING REVENUES:
Passenger	$2,931	$2,878
Cargo	113	111
Other, net	111	114

Total operating revenues	3,155	3,103

OPERATING EXPENSES:
Salaries and related costs	1,634	1,501
Aircraft fuel	511	339
Depreciation and amortization	298	281
Contracted services	232	263
Landing fees and other rents	218	203
Aircraft maintenance materials and outside repairs	144	185
Aircraft rent	183	178
Other selling expenses	115	145
Passenger commissions	55	107
Passenger service	80	94
Restructuring and related items	43	40
Other	177	202

Total operating expenses	3,690	3,538

OPERATING LOSS	(535)	(435)

OTHER INCOME (EXPENSE):
Interest expense	(171)	(152)
Interest income	10	11
Loss on extinguishment of ESOP Notes	(14)	—
Fair value adjustments of SFAS 133 derivatives	(6)	(28)
Miscellaneous income (expense), net	(8)	2

Total other expense, net	(189)	(167)

LOSS BEFORE INCOME TAXES	(724)	(602)
INCOME TAX BENEFIT	258	205

NET LOSS	(466)	(397)
PREFERRED STOCK DIVIDENDS	(4)	(4)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$(470)	$(401)

BASIC AND DILUTED LOSS PER SHARE	$(3.81)	$(3.25)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	123,360,418	123,244,160

DIVIDENDS PER COMMON SHARE	$0.025	$0.025

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(466)	$(397)
Adjustments to reconcile net loss to cash (used in) provided by operating activities, net	(60)	(11)
Changes in certain assets and liabilities, net	361	446

Net cash (used in) provided by operating activities	(165)	38

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(127)	(704)
Ground property and equipment	(66)	(59)
Decrease in restricted investments	26	12
Proceeds from sale of investments	—	24
Other, net	2	9

Net cash used in investing activities	(165)	(718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(207)	(118)
Issuance of long-term obligations	540	190
Payments on notes payable, net	(18)	(78)
Payments on extinguishment of ESOP Notes	(14)	—
Other, net	(83)	(11)

Net cash provided by (used in) financing activities	218	(17)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(112)	(697)
Cash and cash equivalents at beginning of period	1,969	2,210

Cash and cash equivalents at end of period	$1,857	$1,513

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$175	$98
Income taxes, net	$(388)	$(479)

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$226	$110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended
	March 31,

	2003		2002

Revenue Passenger Miles (millions)	22,884		23,230
Available Seat Miles (millions)	33,204		33,740
Passenger Mile Yield	12.81	¢	12.39	¢
Operating Revenue Per Available Seat Mile	9.50	¢	9.20	¢
Passenger Revenue Per Available Seat Mile	8.83	¢	8.53	¢
Operating Cost Per Available Seat Mile	11.11	¢	10.49	¢
Passenger Load Factor	68.92%		68.85%
Breakeven Passenger Load Factor	81.49%		79.26%
Passengers Enplaned (thousands)	24,910		24,618
Revenue Ton Miles (millions)	2,641		2,673
Cargo Ton Miles (millions)	353		350
Cargo Ton Mile Yield	32.00	¢	31.70	¢
Fuel Gallons Consumed (millions)	588		599
Average Price Per Fuel Gallon, Net of Hedging Gains	86.89	¢	56.68	¢
Number of Aircraft in Fleet, End of Period	827		832
Full-Time Equivalent Employees, End of Period	72,200		74,300

DELTA AIR LINES, INC.
Aircraft Fleet Table
(Unaudited)

Our total aircraft fleet, orders, options and rolling options at March 31, 2003 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
						Rolling
Aircraft Type	Owned	Leased	Total	Orders	Options	Options

B-727-200	8	—	8	—	—	—
B-737-200	—	52	52	—	—	—
B-737-300	—	26	26	—	—	—
B-737-800	71	—	71	61	60	231
B-757-200	77	44	121	—	20	41
B-767-200	15	—	15	—	—	—
B-767-300	4	28	32	—	—	—
B-767-300ER	51	4	55	—	10	9
B-767-400	21	—	21	—	24	2
B-777-200	8	—	8	5	20	13
MD-11	8	6	14	—	—	—
MD-88	63	57	120	—	—	—
MD-90	16	—	16	—	—	—
EMB-120	20	—	20	—	—	—
ATR-72	4	15	19	—	—	—
CRJ-100/200	85	122	207	19	190	—
CRJ-700	22	—	22	36	165	—

Total	473	354	827	121	489	296

The table above reflects the following changes which occurred during the March 2003 quarter:

*	We accepted delivery of 12 CRJ-200 and seven CRJ-700 aircraft.

*	We retired 10 B-727-200 and nine EMB-120 aircraft.

*	We returned 3 B-727-200 aircraft to the lessor due to the expiration of the leases.

*	We subleased one MD-11 aircraft to a third party.

The table above includes the following 20 aircraft, which have been temporarily grounded: 13 B-737-200, three B-737-300, three B-767-200 and one MD-11 aircraft.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

1.	ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes in our 2002 Annual Report to Shareowners (Annual Report).

     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items and restructuring and related items, considered necessary for a fair statement of results for the interim periods presented. We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.

     Due to seasonal variations in the demand for air travel and other factors, including the decline in traffic due to geopolitical uncertainty and the military action in Iraq, operating results for the three months ended March 31, 2003 are not necessarily indicative of operating results for the entire year.

Stock-Based Compensation

     We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Bulletin Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations. For additional information related to our stock-based compensation plans, see Note 12 of the Notes to the Consolidated Financial Statements (pages 55-57) in our Annual Report. No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

     The estimated fair values of stock options granted during the three months ended March 31, 2002 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of a stock option granted in the periods presented. No stock options were granted during the three months ended March 31, 2003.

	Stock Options Granted During the
	Three Months Ended March 31,

Assumption	2003	2002

Risk-free interest rate	—	4.7%
Average expected life of stock options (in years)	—	6.5
Expected volatility of common stock	—	32.8%
Expected annual dividends on common stock	—	$0.10
Weighted average fair value of a stock option granted	—	$13

     The following table shows what our net loss and loss per share would have been for the three months ended March 31, 2003 and 2002, had we accounted for our stock-based compensation plans under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123), using the assumptions in the table above:

	Three Months Ended March 31,

(in millions, except per share data)	2003	2002

Net loss:
As reported	$(466)	$(397)
Stock option compensation expense determined under the fair value based method, net of tax	(7)	(11)

As adjusted for the fair value method under SFAS 123	$(473)	$(408)

Basic and diluted loss per share:
As reported	$(3.81)	$(3.25)
As adjusted for the fair value method under SFAS 123	$(3.87)	$(3.34)

2.	NEW ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which expands the disclosures a guarantor is required to provide in its annual and interim financial statements regarding its obligations for certain guarantees. Disclosures are required to be included in financial statements issued after December 15, 2002. FIN 45 also requires the guarantor to recognize a liability for the fair value of an obligation assumed for guarantees issued or modified after December 31, 2002. The adoption of the liability recognition provision of FIN 45 had no impact on our Condensed Consolidated Financial Statements.

     On February 1, 2003, we adopted FIN 46, “Consolidation of Variable Interest Entities,” which addresses how to identify variable interest entities and the criteria that require a company to consolidate such entities in its financial statements. FIN 46 is effective on February 1, 2003 for new transactions and on July 1, 2003 for existing transactions. There have been no new transactions since

January 1, 2003 subject to FIN 46. We are evaluating the impact of FIN 46 on our Consolidated Financial Statements as it relates to transactions entered into prior to January 1, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances. We are evaluating the impact of SFAS 149 on our Consolidated Financial Statements.

3.	DERIVATIVE INSTRUMENTS

     In accordance with SFAS 133, we record all derivative instruments on our Consolidated Balance Sheets at fair market value and recognize certain changes in these fair market values in our Consolidated Statements of Operations. SFAS 133 applies to the accounting for our fuel hedging program, our interest rate hedging program and our holdings of equity warrants and other similar rights in certain companies. The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

	Income (Expense)
	Three Months Ended
	March 31,

(in millions)	2003	2002

Change in time value of fuel hedge contracts	$(27)	$(24)
Ineffective portion of fuel hedge contracts	21	2
Fair value adjustment of equity rights	—	(6)

Fair value adjustments of SFAS 133 derivatives, pretax	$(6)	$(28)

Total, net of tax	$(4)	$(18)

Fuel Hedging Program

     At March 31, 2003, our fuel hedge contracts had an estimated short-term fair market value of $37 million, which was recorded in prepaid expenses and other on our Consolidated Balance Sheets, and an estimated long-term fair market value of $7 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheets. Unrealized gains of $40 million, net of tax, were recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at March 31, 2003. For additional information about SFAS 133 and our fuel hedging program, see Note 4 of the Notes to the Consolidated Financial Statements (pages 40-41) in our Annual Report.

Interest Rate Hedging Program

     At March 31, 2003, our interest rate swap agreements had an estimated short-term fair value of $4 million, which was recorded in prepaid expenses and other on our Consolidated Balance Sheets, and an estimated long-term fair value of $17 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheets. In accordance with fair value hedge accounting, $4 million is included in current maturities of long-term debt and $17 million is included in long-term debt related to these agreements. On May 9, 2003, these agreements were settled early for $27 million, which we expect to receive in the June 2003 quarter. This amount will be recognized over the remaining term of the underlying debt in accordance with SFAS 133. For additional information about our interest rate swap agreements, see Note 4 of the Notes to the Consolidated Financial Statements (pages 40-41) in our Annual Report.

Equity Warrants and Other Similar Rights

     We own equity warrants and other similar rights in certain companies, primarily Republic Airways Holdings, Inc. (Republic) and priceline.com Incorporated (priceline). At March 31, 2003, the total fair market value of our equity warrants and other similar rights was $19 million. The changes in fair market value of these rights are recorded on our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information about these equity interests, see Notes 2 and 22 of the Notes to the Consolidated Financial Statements (pages 37-39 and pages 64-65, respectively) in our Annual Report.

4.	INTANGIBLE ASSETS

     The following table presents information about our intangible assets, other than goodwill, at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Leasehold and operating rights	$125	$(88)	$125	$(86)
Other	3	(1)	3	(1)

Total	$128	$(89)	$128	$(87)

	Net Carrying	Net Carrying
(in millions)	Amount	Amount

Unamortized intangible assets:
International routes	$60	$60
Other	1	1

Total	$61	$61

5.	DEBT INSTRUMENTS

Future Maturities

     The following table summarizes the scheduled maturities of our debt, including current maturities, at March 31, 2003:

Years Ending December 31,	Principal
(in millions)	Amount

Nine months ending December 31, 2003	$531 *
2004	814
2005	1,235
2006	633
2007	316
After 2007	7,761

Total	$11,290

*	Includes $301 million principal amount of letter of credit enhanced municipal bonds for which a mandatory tender for purchase will occur on May 20, 2003. As discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, we intend to cause these bonds (and certain other letter of credit enhanced municipal bonds) to be remarketed with the support of the GECC letters of credit, with the proceeds of the remarketed bonds to be used to pay the purchase price of the bonds being purchased. Once remarketed, the $301 million principal amount of letter of credit enhanced municipal bonds will reduce the $531 million of maturities due during the nine months ending December 31, 2003 and will be classified for financial reporting purposes based on the terms of the new letters of credit and related Reimbursement Agreement.

Enhanced Equipment Trust Certificates (Certificates)

     On January 30, 2003, we issued, in a private placement, $392 million aggregate principal amount of insured Certificates, Series 2003-1 G. These Certificates bear interest at floating rates based on LIBOR + 0.75% and require principal payments from 2003 to 2008. This financing is secured by two B-737-800 and 10 B-767-300ER aircraft owned by us. The net proceeds of this financing were made available for general corporate purposes.

Series C Guaranteed Serial ESOP Notes (ESOP Notes)

     As discussed in Note 6 of the Notes to the Consolidated Financial Statements (pages 43-46) of the Annual Report, on February 25, 2003, we purchased a portion of the outstanding ESOP Notes for $74 million, covering $57 million principal amount of ESOP Notes, $3 million of accrued interest and $14 million of make-whole premium. The $14 million loss recognized for the make-whole premium was recorded in other income (expense) on our Consolidated Statements of Operations. As of March 31, 2003, $35 million principal amount of ESOP Notes was held by third parties. On April 14, 2003, we purchased additional ESOP Notes for $17 million, covering $15 million principal amount of ESOP Notes, $1 million of accrued interest and $1 million of make-whole premium.

Other Financing Arrangements

     On January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft. At March 31, 2003, total borrowings outstanding under this facility, as amended, were $193 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin.

     During the March 2003 quarter, we entered into financing arrangements under which we borrowed a total of $147 million. These borrowings are due in installments through September 2019; are secured by five CRJ-200 and four CRJ-700 aircraft; and bear interest at LIBOR plus a margin. A portion of the proceeds from these borrowings was used to repay $65 million of outstanding interim financing for three CRJ-200 and one CRJ-700 aircraft.

     For further information about our debt at December 31, 2002, see Note 6 of the Notes to the Consolidated Financial Statements (pages 43-46) in our Annual Report. For a discussion of events that occurred subsequent to March 31, 2003 related to our debt, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

6.	COMMITMENTS

Aircraft & Engine Order Commitments

     Future expenditures for aircraft and engines on order as of March 31, 2003 are estimated to be $4.7 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in billions)	Amount

Nine months ending December 31, 2003	$0.7
2004	0.7
2005	1.2
2006	1.3
2007	0.8
After 2007	—

Total	$4.7

Contract Carrier Agreement Commitments

     We have contract carrier agreements with three regional air carriers, Atlantic Coast Airlines, Inc. (ACA), SkyWest Airlines, Inc. (SkyWest) and Chautauqua Airlines, Inc. (Chautauqua), a regional air carrier which is a subsidiary of Republic. Under these contract carrier agreements, we schedule certain aircraft that are operated by those airlines using our flight code, sell the seats on those flights and retain the related revenues. We pay those airlines an amount based on their cost of operating those flights plus a specified margin.

     The following table shows the total number of aircraft and available seat miles (ASMs) operated for us by ACA, SkyWest and Chautauqua, and our expenses related to the contract carrier agreements, for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

(in millions, except aircraft)	2003	2002

Number of aircraft operated	108	92
ASMs(1)	1,048	839
Expenses	$169	$133

(1)	These ASMs are not included in our ASMs on page 7.

     For additional information regarding our agreements with ACA, SkyWest and Chautauqua, see Notes 9 and 22 of the Notes to the Consolidated Financial Statements (pages 48-50 and pages 64-65, respectively) in our Annual Report.

7.     SHAREOWNERS’ EQUITY

     During the three months ended March 31, 2003, we issued 1,672 shares of common stock under the Non-Employee Directors’ Stock Plan, and had a net increase of 1,084 shares in treasury stock primarily due to shares withheld for taxes for activity under our 2000 Performance Compensation Plan. For additional information about our stock compensation plans, see Note 12 of the Notes to the Consolidated Financial Statements (pages 55-57) in our Annual Report.

8.	COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes (1) reported net income (loss); (2) additional minimum pension liability; and (3) unrealized gains and losses on marketable equity securities and fuel derivative instruments that qualify for hedge accounting. The following table shows our comprehensive loss for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

(in millions)	2003	2002

Net loss	$(466)	$(397)
Other comprehensive income	88	46

Comprehensive loss	$(378)	$(351)

     The following table shows the components of accumulated other comprehensive loss at March 31, 2003 and the activity for the three months then ended:

	Additional
	Minimum	Fuel	Marketable
	Pension	Derivative	Equity
(in millions)	Liability	Instruments	Securities	Total

Balance at December 31, 2002	$(1,586)	$29	$(5)	$(1,562)

Minimum liability adjustment	116	—	—	116
Unrealized gain	—	85	—	85
Realized gain	—	(69)	—	(69)
Impairment	—	—	8	8
Tax effect	(44)	(5)	(3)	(52)

Net of tax	72	11	5	88

Balance at March 31, 2003	$(1,514)	$40	$—	$(1,474)

     We anticipate that gains of $40 million, net of tax, will be realized over the 12 months ending March 31, 2004 as (1) fuel hedge contracts settle and (2) the related aircraft fuel purchases being hedged are consumed and recognized in expense. For additional information about our fuel hedge contracts, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For information regarding our additional minimum pension liability see Note 9 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

9.	EMPLOYEE BENEFIT PLANS

     At March 31, 2003, we recorded a $116 million credit ($72 million net of tax) to accumulated other comprehensive loss and reduced by $158 million a previously recognized intangible asset to adjust a portion of our additional minimum pension liability recorded at December 31, 2002 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” This non-cash adjustment reduced our pension liability by $274 million and primarily reflects the remeasurement of certain benefit plan obligations as a result of previously announced changes to one of our pension plans and our 2002 workforce reduction programs.

     As previously disclosed in our Annual Report, we also recorded during the March 2003 quarter a net $43 million pretax curtailment charge for the incremental cost of pension and postretirement benefit obligations for employees participating in the 2002 workforce reduction programs. For additional information about our 2002 workforce reduction programs and their effect on our benefit plans, see Note 11 of the Notes to the Consolidated Financial Statements (pages 51-55) in our Annual Report.

10.	GEOGRAPHIC INFORMATION

     We are managed as a single business unit that provides air transportation for passengers and cargo. For additional information about our single business unit, see Note 15 of the Notes to the Consolidated Financial Statements (pages 58-59) in our Annual Report. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended
	March 31,

(in millions)	2003	2002

North America	$2,615	$2,574
Atlantic	371	364
Latin America	142	141
Pacific	27	24

Total	$3,155	$3,103

11.     RESTRUCTURING AND OTHER RESERVES

     The following table shows our restructuring and other reserve balances as of March 31, 2003 and the activity for the three months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs:

		Severance and Related Costs

		2002 Workforce	2001 Workforce
	Facilities	Reduction	Reduction
(in millions)	and Other	Programs	Programs

Balance at December 31, 2002	$65	$71	$3

Payments	(2)	(25)	(2)
Adjustments	(2)	—	—

Balance at March 31, 2003	$61	$46	$1

     The facilities and other reserve represents costs related primarily to (1) lease payments to be paid on closed facilities and (2) contract termination fees. The reserve for the 2002 workforce reduction programs primarily represents (1) employee severance costs and (2) medical benefits for employees who received severance or are participating in certain leave of absence programs, which will be paid monthly during 2003.

     During the March 2003 quarter, we recorded a $2 million adjustment to the facilities and other reserve balance based on revised estimates of remaining costs. For additional information regarding our charges for restructuring and related items recorded in prior years, see Notes 16 and 17 of the Notes to the Consolidated Financial Statements (pages 59-62) in our Annual Report.

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

	Three Months Ended
	March 31,

(in millions, except per share data)	2003	2002

BASIC AND DILUTED:
Net loss	$(466)	$(397)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(4)

Net loss available to common shareowners	$(470)	$(401)

Weighted average shares outstanding	123.4	123.2

Basic and diluted loss per share	$(3.81)	$(3.25)

     For the three months ended March 31, 2003 and 2002, we excluded from the diluted loss per share computation (1) 58.7 million and 51.3 million stock options, respectively, because the exercise price of the options was greater than the average price of common stock and (2) 6.8 million and 6.2 million additional shares, respectively, because their effect on our loss per share was anti-dilutive.

13.	SUBSEQUENT EVENTS

General Electric Capital Corporation (GECC) Agreements

     On April 15, 2003, we entered into the following four financing transactions with GECC aggregating $760.5 million:

1.	Commitment to Issue Letters of Credit to Back Certain Delta Obligations. We received a written commitment from GECC to issue $409 million of irrevocable, direct-pay letters of credit to back our obligations with respect to $403 million principal amount of outstanding letter of credit enhanced municipal bonds (Bonds). The Bonds were sold to finance or refinance the construction costs of certain facilities leased to us.

The GECC letters of credit are intended to replace irrevocable direct-pay letters of credit issued by Commerzbank AG (Commerzbank) which terminate on June 8, 2003 and which currently back the Bonds. As provided in the indentures governing the Bonds, there must be a mandatory tender for purchase of the Bonds at least five days before the termination of the Commerzbank letters of credit. We intend to cause the Bonds so purchased to be remarketed with the support of the GECC letters of credit, with the proceeds of the remarketed Bonds to be used to pay the purchase price of the Bonds being tendered. If the Bonds are not remarketed, the purchase price of the Bonds being tendered will be paid from drawings under the Commerzbank letters of credit, for which we will be obligated to reimburse Commerzbank in full. We believe that the Bonds could not be remarketed at this time without the support of the GECC letters of credit or other appropriate credit enhancement.

On May 1, 2003, we and GECC executed the reimbursement agreement (Reimbursement Agreement) and related aircraft mortgage pursuant to which the GECC letters of credit described above are to be issued and scheduled May 20, 2003 as the date of issuance of the GECC letters of credit (Issue Date). On May 2, 2003, we gave notice to the trustee for the Bonds, and the trustee subsequently gave notice to the holders of the Bonds, of a mandatory tender for purchase of all the Bonds on May 20, 2003 in connection with the substitution of the GECC letters of credit for the Commerzbank letters of credit. GECC’s obligation to issue its letters of credit under the Reimbursement Agreement is subject to customary closing conditions. The trustee for the Bonds is obligated to accept the GECC letters of credit in substitution for the Commerzbank letters of credit subject to receipt of certain documents, including favorable opinions of bond counsel for each series of Bonds.

Our obligation to reimburse GECC for drawings under these letters of credit will be secured by nine B-767-400 and three B-777-200 aircraft owned by us (LOC Aircraft Collateral). In addition, these obligations, as long as they are held by General Electric Company (GE) or its affiliates, will also be secured by 96 spare mainline aircraft engines (Engine Collateral) that are also collateral for the Engine Financing obligations referred to below. The Engine Collateral constitutes substantially all the spare mainline aircraft engines currently owned by us.

The GECC letters of credit, when issued, will have a scheduled expiration date on the fifth anniversary of their Issue Date. During that period, the GECC letters of credit will be drawn upon to pay the principal of and interest on the Bonds and the purchase price of any Bonds that are tendered for purchase but not remarketed.

GECC will have the right to cause a mandatory tender of all Bonds for purchase, and a concurrent permanent early expiration of the letters of credit, if an event of default occurs or if a minimum collateral value test (Value Test) is not met on the third anniversary of the Issue Date. The Value Test will not be met if (1) the appraised market value of the LOC Aircraft Collateral at the date which is two years and ten months following the Issue Date is less than two times the aggregate amount of the outstanding GECC letters of credit plus any other amounts payable by us under the Reimbursement Agreement (Aggregate Obligations) and (2) within 60 days thereafter, we have not either provided additional collateral to GECC in the form of cash or aircraft or caused a reduction in the Aggregate Obligations through the redemption or mandatory tender for purchase of the Bonds and a permanent reduction in the amount of outstanding GECC letters of credit sufficient to satisfy the Value Test. All redemptions or tenders for purchase of Bonds described in this paragraph would be funded through drawings under the GECC letters of credit and we would then be obligated to reimburse GECC for the entire amount drawn.

If there are drawings under a letter of credit to fund the purchase price of Bonds tendered for purchase (other than as described in the preceding paragraph), our reimbursement obligation will be deemed to be an advance by GECC to us bearing interest at a base rate or three-month LIBOR plus a margin, subject to certain conditions precedent set forth in the Reimbursement Agreement. Each advance will become due and payable when, and to the extent, the related Bonds are remarketed. In addition, each advance will be repayable in quarterly installments of principal calculated to amortize the advance by the fifth anniversary of the Issue Date. Any subsequent remarketing proceeds of Bonds will be used first to prepay outstanding advances and the remainder of such proceeds, if any, will be paid to us. We may terminate the GECC letters of credit, and repay any outstanding obligations under the Reimbursement Agreement, at our election prior to maturity, subject to certain prepayment fees during the first two years.

Upon termination of the Commerzbank letters of credit, the covenants in our reimbursement agreement with Commerzbank will also terminate, including the requirement that we maintain a minimum of $1 billion of unrestricted cash, cash equivalents and short-term investments at the end of each month. For additional information on these covenants, the Commerzbank letters of credit and the related Bonds, see Note 6 of the Notes to the Consolidated Financial Statements (pages 43-46) in our Annual Report.

2.	Engine Financing. We borrowed $135 million which is due in installments from 2003 through 2010 (Engine Financing). These borrowings bear interest at three-month LIBOR plus a margin and are secured by the Engine Collateral. In addition, these obligations, as long as they are held by GE or its affiliates, will also be secured by the LOC Aircraft Collateral but only as long as the GECC letters of credit or any advances made by GECC under the Reimbursement Agreement are outstanding. This financing is not repayable at our election prior to maturity.

3.	Aircraft Financing. We borrowed $120 million which is due in installments from 2003 through 2010 (Aircraft Financing). These borrowings bear interest at three-month LIBOR plus a margin and are secured by five B-767-400 aircraft owned by us (Other Aircraft Collateral). In addition, these obligations, as long as they are held by GE or its affiliates, will also be secured by (1) a substantial portion of the mainline aircraft spare parts owned by us (Spare Parts Collateral) that are also collateral for the Spare Parts Financing obligations referred to below and (2) the Engine Collateral. The Aircraft Financing is repayable at our election at any time, subject to certain prepayment fees during the first two years.

4.	Spare Parts Financing. We borrowed $96.5 million which is due in installments from 2003 through 2010 (Spare Parts Financing). These borrowings bear interest at three-month LIBOR plus a margin and are secured by the Spare Parts Collateral. In addition, these obligations, as long as they are held by GE or its affiliates, will also be secured by the Other Aircraft Collateral and the Engine Collateral. The Spare Parts Financing is repayable at our election at any time, subject to certain prepayment fees during the first two years.

     In connection with these financings, we agreed that the Engine Collateral will also secure, on a subordinated basis, certain of our other existing debt and aircraft lease obligations to GE and its affiliates up to a maximum amount of $230 million. The outstanding amount of these obligations is substantially in excess of that amount.

     As noted above, the Aircraft Financing and the Spare Parts Financing are both secured by the Other Aircraft Collateral, the Spare Parts Collateral and the Engine Collateral. If we repay either the

Aircraft Financing or the Spare Parts Financing, but not both, the remaining financing will still be secured by the Other Aircraft Collateral, the Spare Parts Collateral and the Engine Collateral.

     The aggregate net proceeds to us of approximately $350 million from the Engine, Aircraft and Spare Parts Financings were made available for general corporate purposes.

Other Financing Arrangements

     On April 15, 2003, we terminated our credit facility with certain banks under which we could borrow up to $500 million on a secured basis until August 21, 2003. No amounts were outstanding under this facility. The aircraft previously reserved as collateral under this facility are being or, in the case of the Reimbursement Agreement, will be used as collateral in connection with the financing transactions with GECC described above and the $138 million financing described below. For additional information about this credit facility, see Note 6 of the Notes to the Consolidated Financial Statements (pages 43-46) in our Annual Report.

     On April 30, 2003, we borrowed $138 million which is due in installments through April 2018. These borrowings are secured by one B-767-400 aircraft and one B-777-200 aircraft. This debt bears interest at a floating rate based on LIBOR plus a margin. The net proceeds of this financing were made available for general corporate purposes.

Sale of Receivables

     We were party to an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. This agreement terminated on its scheduled expiration date of March 31, 2003. As a result, on April 2, 2003, we paid $250 million, which represented the total amount owed to the third party by our wholly owned subsidiary, and are now collecting the related receivables. For additional information regarding our sale of receivables, see Note 8 of the Notes to the Consolidated Financial Statements (pages 47-48) in our Annual Report.

Emergency Wartime Supplemental Appropriations Act (Appropriations Act)

     On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Appropriations Act) which provides for, among other things:

•	Payments for Certain Security Fees. Payments totaling $2.3 billion from the Government to U.S. air carriers in the proportional share each such air carrier has paid or collected, as of April 16, 2003, in passenger security and air carrier security fees to the Transportation Security Administration (TSA).

•	Executive Compensation Limits. A requirement that certain airlines which receive the security fee payments described above execute a contract with the TSA agreeing that the air carrier will not provide total compensation (as defined in the Appropriations Act) during the 12-month period beginning April 1, 2003 to its two most highly compensated executive officers during its fiscal year 2002 in an amount greater than the annual salary paid to that officer with respect to the air carrier’s fiscal year 2002. If it violates this agreement, the air carrier is required to repay its security fee payments described above. We are subject to this requirement.

•	Compensation for Strengthening Flight Deck Doors. Payments totaling $100 million from the Government to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

•	Suspension of Passenger Security Fees. The suspension of collection of passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	Insurance. An extension for one year until August 2004 of the Government’s obligation to sell war and terrorism risk insurance coverage to air carriers. Our cost of such insurance is approximately $20 million on an annualized basis and is not reimbursed by the Government.

We estimate that we will receive total payments of approximately $400 million under the Appropriations Act during the June 2003 quarter. In accordance with the Appropriations Act, we executed a contract with the Government agreeing to comply with the executive compensation limits described above.

Item  2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

     Since September 11, 2001, Delta and the airline industry have faced the worst financial crisis in aviation history. Our industry has experienced substantial revenue declines and cost increases which have resulted in industry-wide liquidity issues. Additionally, during the March 2003 quarter, the industry’s financial results were negatively impacted by the military action in Iraq and the Severe Acute Respiratory Syndrome (SARS) outbreak.

Revenues

     Our revenues during the March 2003 quarter continued to be adversely impacted by revenue challenges faced during 2002, including (1) a sharp decline in high-yield business travel after the September 11, 2001 terrorist attacks; (2) industry capacity exceeding demand, which resulted in heavy fare discounting to stimulate demand; (3) the government-imposed passenger security fee adopted after September 11, 2001, which we have not been able to pass on to our customers because of the weak demand situation; and (4) a reduction in traffic due to the real and perceived “hassle factor” resulting from increased airport security measures. Our revenues also continued to be adversely impacted by the weakness of the U.S. and world economies, and the growth of low cost carriers.

     The depressed revenue environment that existed in 2002 further deteriorated during the March 2003 quarter due to threatened and actual military action in Iraq, which reduced the demand for air travel. We estimate that these events negatively impacted our flown revenues by $125 million in the March 2003 quarter. International traffic, particularly in our Atlantic region, experienced the greatest impact related to these events, declining 12% in the March 2003 quarter as compared to the March 2002 quarter.

     In March 2003, we announced a short-term, 12% reduction in planned mainline capacity in response to the decline in demand due to the military action in Iraq. These capacity reductions were fully implemented in April 2003. In June 2003, we will begin restoring some of these flights in anticipation that passenger demand will begin to return with the decline of military action in Iraq. Therefore, our flight schedule for June 2003 will reflect a 7% reduction from our original mainline capacity plan.

     During the March 2003 quarter, the SARS outbreak, which has primarily centered in China and other Asian countries with a number of cases in Toronto, Canada, also significantly impacted airline industry revenues. Due to our small Pacific presence, however, the SARS outbreak had only a minimal impact on our March 2003 quarter revenues. We are not able to estimate the impact SARS may have on our future revenues due to uncertainty related to the spread of this outbreak.

     Since December 31, 2002, the U.S. Department of Transportation completed its review of our marketing agreement with Continental Airlines and Northwest Airlines, which we expect to begin to implement later this year. In April 2003, we launched Song, our new low-fare service. While these and other initiatives are intended to mitigate revenue pressures in the long-term, we do not anticipate significant improvement in our revenues in 2003 due to the difficult revenue environment.

Costs

     Our cost pressures during the March 2003 quarter included increases in (1) pension expense primarily due to increased obligations resulting from declining interest rates, a decrease in fair value of our pension plan assets, as well as scheduled pilot pay increases; (2) fuel expense mainly due to the rise in fuel prices in the period leading up to the military action in Iraq; and (3) interest expense largely due to higher levels of debt outstanding. These costs increased by a total of approximately $260 million in the March 2003 quarter as compared to the March 2002 quarter.

     We estimate total annual increases for 2003 compared to 2002 related to pension and interest expense will be approximately $375 million to $400 million. Based on our current assumptions, we estimate that our fuel expenses will not be significantly different for the nine months ending December 31, 2003, than they were in the corresponding period a year ago. This estimate may differ materially from our actual fuel expenses for the nine months ending December 31, 2003, due to changes in fuel prices, our fuel consumption, our fuel hedging program and the impact of events outside of our control, such as geopolitical uncertainties.

     To reduce our near-term costs in response to the decline in demand caused by the military action in Iraq, we (1) reduced planned mainline capacity by 12% as discussed above; (2) began furloughing 250 pilots; and (3) offered domestic ground employees and flight attendants 60-day voluntary, unpaid leaves of absence during April and May 2003. Over 1,000 employees elected to participate in this leave of absence program.

     We believe it is essential for us to reduce our costs to compete in this business environment. Accordingly, during the March 2003 quarter, we continued to develop and implement initiatives to achieve our goal of reducing non-fuel unit costs by 15% by the end of 2005. In addition, we recently presented a proposal to the Air Line Pilots Association (ALPA), which represents Delta’s pilots, to move towards a competitive pilot cost structure. ALPA has not yet responded to this proposal. Our collective bargaining agreement with ALPA becomes amendable in May 2005.

Liquidity

     At March 31, 2003, our cash and cash equivalents totaled $1.9 billion compared to $2.0 billion at December 31, 2002. This includes (1) proceeds from our sale in January 2003 of $392 million principal amount of insured enhanced equipment trust certificates; (2) net tax refunds totaling $388 million; (3) a $76 million payment to fund our pension trust for the broad-based employee Delta Family-Care Retirement Plan (Pension Plan); and (4) our purchase in February 2003 of a portion of outstanding Series C Guaranteed Serial ESOP Notes (ESOP Notes) for $74 million. For additional information about changes in our cash balance during the March 2003 quarter, see our March 31, 2003, Condensed Consolidated Statement of Cash Flows in this Form 10-Q.

     Subsequent to March 31, 2003, we completed the following transactions, which are further discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q:

•	Due to the expiration of our accounts receivable securitization agreement on March 31, 2003, we paid $250 million on April 2, 2003, which represented the total amount owed to a third party by our wholly owned subsidiary. Subsequent to this payment, we began collecting the receivables previously securitized under this agreement.

•	On April 15, 2003, we entered into a series of secured financing arrangements with General Electric Capital Corporation (GECC) comprised of (1) a commitment from GECC to provide $409 million of irrevocable, direct-pay letters of credit to support our obligations related to $403 million principal amount of outstanding municipal bonds and (2) three floating rate credit facilities under which we borrowed a total of $352 million which is due in installments through 2010. On May 1, 2003, we entered into a definitive agreement with GECC related to the $409 million of irrevocable, direct-pay letters of credit.

•	On April 15, 2003, we also terminated our credit facility under which we were able to borrow up to $500 million on a secured basis until August 21, 2003. No borrowings were outstanding under this facility. The aircraft previously reserved for collateral under this facility are now being used as collateral for the GECC financing arrangements described above and the $138 million financing described below.

•	On April 30, 2003, we borrowed $138 million due in installments through April 2018, which is secured by certain aircraft.

     Subsequent to the transactions discussed above, we estimate that the value of our unencumbered aircraft assets is approximately $2.8 billion, approximately $500 million of which consists of MD-11 and MD-90 aircraft that are eligible under Section 1110 of the U.S. Bankruptcy Code. The values of our unencumbered aircraft assets were derived by us from published third party estimates of the “base value” of similar aircraft using certain assumptions and may not accurately reflect the current market value of the aircraft. Base value is an estimate of the underlying economic value of an aircraft based on historic and future value trends in a stable market environment, while current market value is the value of the aircraft in the actual market; both methods assume an aircraft is in average condition and in its “highest and best use.” Given the difficult business environment, there is no assurance we would have access to financing using these aircraft as collateral. In any event, the amount we could finance using these aircraft would be significantly less than their base value.

     We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings. While we expect new financing to be available to us, access to such financing cannot be assured given the existing business environment and the composition of our currently available unencumbered assets. Failure to obtain new financing could have a material adverse effect on our liquidity.

Other Recent Developments

     On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Appropriations Act ) which provides for, among other things:

•	Payments for Certain Security Fees. Payments totaling $2.3 billion from the Government to U.S. air carriers in the proportional share each such air carrier has paid or collected, as of April 16, 2003, in passenger security and air carrier security fees to the Transportation Security Administration (TSA).

•	Executive Compensation Limits. A requirement that certain airlines which receive the security fee payments described above execute a contract with the TSA agreeing that the air carrier will not provide total compensation (as defined in the Appropriations Act) during the 12-month period beginning April 1, 2003 to its two most highly compensated executive officers during its fiscal year 2002 in an amount greater than the annual salary paid to that officer with respect to the air carrier’s fiscal year 2002. If it violates this agreement, the air carrier is required to repay its security fee payments described above. We are subject to this requirement.

•	Compensation for Strengthening Flight Deck Doors. Payments totaling $100 million from the Government to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

•	Suspension of Passenger Security Fees. The suspension of collection of passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	Insurance. An extension for one year until August 2004 of the Government’s obligation to sell war and terrorism risk insurance coverage to air carriers. Our cost of such insurance is approximately $20 million on an annualized basis and is not reimbursed by the Government.

We estimate that we will receive total payments of approximately $400 million under the Appropriations Act during the June 2003 quarter. In accordance with the Appropriations Act, we executed a contract with the Government agreeing to comply with the executive compensation limits described above.

June 2003 Quarter Outlook

     Based on the difficult business environment discussed above, we estimate that our net loss for the June 2003 quarter will be substantially greater than our net loss in the June 2002 quarter. This estimate excludes the approximately $400 million of payments that we expect to receive during the June 2003 quarter under the Appropriations Act.

Three Months Ended March 31, 2003 and 2002

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $466 million for the March 2003 quarter ($3.81 diluted loss per share), compared to a net loss of $397 million ($3.25 diluted loss per share) in the March 2002 quarter.

Operating Revenues

     Operating revenues totaled $3.2 billion in the March 2003 quarter, a 2% increase from the March 2002 quarter. Passenger revenues increased 2% to $2.9 billion. Revenue passenger miles decreased 1% on a capacity decline of 2%, while passenger mile yield increased 3%. The 2% rise in passenger revenues for the March 2003 quarter from the depressed March 2002 quarter level primarily reflects a 2% increase as a result of higher charter revenues due to the transportation of American troops and supplies to the Middle East, and a 1% increase due to a rise in North American passenger revenues discussed below. These increases were partially offset by the decrease in international revenues primarily due to the negative impact on traffic of the military action in Iraq and the period leading up to the military action.

     North American Passenger Revenues - North American passenger revenues increased 1% to $2.4 billion for the March 2003 quarter. Revenue passenger miles increased 1% on a capacity decrease of 1%, while passenger mile yield remained relatively flat. As discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q, the difficult revenue environment is having a substantial adverse impact on our business.

     International Passenger Revenues - International passenger revenues decreased 2% to $466 million during the March 2003 quarter. Revenue passenger miles decreased 12% on a capacity decline of 7%, while passenger mile yield increased 11%. The decline in international revenue passenger miles, particularly in the Atlantic region, is due to the impact of the military action in Iraq and the period leading up to the military action. The increase in passenger mile yield primarily relates to the reduction of capacity in certain markets.

     Cargo and Other Revenues - Cargo revenues increased 2%, or $2 million, in the March 2003 quarter, which primarily reflects a 4% increase due to higher European import volume and rates which was partially offset by a 2% decline due to a lower volume of first class mail. Cargo ton miles and cargo ton mile yield both increased 1%. Other revenues decreased 3%, or $3 million, primarily reflecting an 11% decrease due to lower revenue from certain mileage partnership arrangements which was partially offset by a 6% increase resulting from higher miscellaneous revenues due to new passenger and ticketing policies established in mid-2002.

Operating Expenses

     Operating expenses for the March 2003 quarter totaled $3.7 billion, a 4% increase from $3.5 billion in the March 2002 quarter. Operating capacity declined 2% to 33 billion available seat miles. Cost per available seat mile increased 5.9% to 11.11¢.

     Salaries and related costs increased 9% to $1.6 billion. This primarily reflects a 5% increase due to higher pension expense which was partially offset by savings realized from our strategic benefits review, a 2% increase due to salary and benefit rate increases for pilots and mechanics effective in the June 2002 quarter, and a 2% increase due to growth in our regional jet operations. These increases were partially offset by a 2% decrease due to headcount reductions related to our 2002 workforce reduction programs.

     Aircraft fuel expense totaled $511 million during the March 2003 quarter, a 51% increase from $339 million in the March 2002 quarter. The average fuel price per gallon increased 53% to 86.89¢. Total gallons consumed decreased 2%. Our fuel cost is shown net of fuel hedge gains of $69 million in the March 2003 quarter and $21 million in the March 2002 quarter. Approximately 80% and 72% of our aircraft fuel requirements were hedged during the March 2003 and 2002 quarters, respectively.

     Depreciation and amortization expense increased 6%. This is primarily due to an increase in regional jet aircraft purchased since March 31, 2002.

     Contracted services expense decreased 12% primarily due to lower security costs mainly as a result of the TSA assuming responsibility for certain airport security functions during the middle of the March 2002 quarter at rates lower than our previous contracted rates. These new rates are lower than the previous rates due to the TSA’s receipt of the government-imposed passenger security fee (see the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q for discussion related to this fee).

     Landing fees and other rents rose 7%, reflecting a 5% increase due to higher landing fee rates and a 2% increase due to higher facility rates. Aircraft maintenance materials and outside repairs expense decreased 22%, primarily from reduced maintenance volume and materials consumption as a result of process improvements, improved reliability, reduced capacity and our fleet simplification program. Aircraft rent expense rose 3% mainly due to our decision in the December 2002 quarter to return our leased B-737-300 aircraft to service during 2003. For additional information related to this decision, see Note 16 of the Notes to Consolidated Financial Statements (pages 59-61) in our Annual Report.

     Other selling expenses declined 21%, primarily reflecting a 9% decrease due to lower booking fee costs as a result of lower volume and online vendor rebates, a 5% decrease due to reduced advertising and promotion spending and a 3% decrease resulting from the sale of mileage credits under our SkyMiles program. Passenger commissions expense declined 49% primarily due to the change in our commission rate structure. In March 2002, we eliminated travel agent base commissions for tickets sold in the U.S. and Canada. Passenger service expense decreased 15%, primarily reflecting an 11% decrease due to lower cleaning and food costs resulting from capacity reductions and a 4% decrease due to certain meal service related cost savings initiatives.

     Restructuring and related items totaled $43 million in the March 2003 quarter compared to $40 million in the March 2002 quarter. Our March 2003 quarter charge relates to the cost of pension and postretirement obligations for participants in our 2002 workforce reduction programs. Our March 2002 quarter charge related to the temporary carrying cost of surplus pilots and grounded aircraft resulting from our capacity reductions which became effective on November 1, 2001, as well as related requalification training and relocation costs for certain pilots.

     Other operating expenses decreased 12%, primarily reflecting a 4% decrease due to lower insurance rates due to renegotiations, a 4% decline due to lower communication and professional fee expenses, and a 4% decrease as a result of lower miscellaneous expenses.

Operating Loss and Operating Margin

     We incurred an operating loss of $535 million for the March 2003 quarter, compared to an operating loss of $435 million in the March 2002 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (17%) and (14%) for the March 2003 and March 2002 quarters, respectively.

Other Income (Expense)

     Other expense, net in the March 2003 quarter was $189 million, compared to other expense, net of $167 million in the March 2002 quarter. This change is primarily attributable to the following:

•	Interest expense increased $19 million in the March 2003 quarter compared to the March 2002 quarter primarily due to higher levels of debt outstanding partially offset by net periodic settlements related to our interest rate swap agreements.

•	Loss on extinguishment of ESOP Notes was $14 million for the March 2003 quarter due to our purchase of a portion of outstanding ESOP Notes in February 2003. For additional information related to this purchase of ESOP Notes, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Charges related to fair value adjustments of derivatives accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), decreased $22 million in the March 2003 quarter compared to the March 2002 quarter. These charges relate to derivative instruments we use in our fuel hedging program and our equity warrants and other similar rights in certain companies, primarily Republic Airways Holdings, Inc. and priceline.com, Incorporated. For additional information related to SFAS 133, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Miscellaneous expense, net was $8 million for the March 2003 quarter compared to miscellaneous income, net of $2 million for the March 2002 quarter. This change is primarily due to a loss in the March 2003 quarter for the reduction in value of certain investments and a decrease in earnings from our equity investment in Worldspan, L.P. (Worldspan), a computer reservations system partnership, in the March 2003 quarter compared to the March 2002 quarter.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

     Cash and cash equivalents totaled $1.9 billion at March 31, 2003, compared to $2.0 billion at December 31, 2002. For the three months ended March 31, 2003, net cash used in operations totaled $165 million, which includes:

•	Our net loss of $466 million for the three months ended March 31, 2003, resulting from the depressed revenue environment and cost pressures.

•	A $76 million payment to fund our Pension Plan. We continue to be in compliance with the Employee Retirement Income Security Act funding requirements.

•	A $388 million net tax refund for 2002 received during the March 2003 quarter. Our cash flows from significant financing and investing activities are described below.

     Additionally, our air traffic liability increased only $134 million from December 31, 2002 to March 31, 2003 as compared to an increase of $327 million from December 31, 2001 to March 31, 2002. This approximately $200 million decrease in the change in our air traffic liability primarily represents the decline in advance bookings during the March 2003 quarter due to the military action in Iraq. Our cash flows from significant financing and investing activities are described below.

     Capital expenditures during the March 2003 quarter totaled approximately $400 million and included the acquisition of 12 CRJ-200 and seven CRJ-700 aircraft, which were acquired through seller-financing arrangements. Capital expenditures, including aircraft to be acquired through seller-financing arrangements, for the nine months ending December 31, 2003, are expected to be approximately $1.1 billion, including approximately $650 million for the purchase of regional jet aircraft.

     Debt and capital lease obligations, including current maturities and short-term obligations, totaled $11.4 billion at March 31, 2003 compared to $10.9 billion at December 31, 2002. On January 30, 2003, we issued, in a private placement, $392 million aggregate principal amount of insured enhanced equipment trust certificates, Series 2003-1 Class G.

     Shareowners’ equity was $505 million at March 31, 2003 and $893 million at December 31, 2002. The decrease in shareowners’ equity is primarily due to our net loss in the March 2003 quarter. Our net debt-to-capital position, which includes implied debt from operating leases, was 96% at March 31, 2003 compared to 94% at December 31, 2002.

     See page 21 of Management’s Discussion and Analysis in our Annual Report for a summary of our contractual obligations as of December 31, 2002. For information regarding activity during the March 2003 quarter that would impact these obligations, see Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For additional information on our liquidity and financing activities that occurred subsequent to March 31, 2003, see the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q, and Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, respectively.

Working Capital Position

     At March 31, 2003, we had negative working capital of $3.0 billion compared to negative working capital of $2.6 billion at December 31, 2002. A negative working capital position is normal for us, typically due to our air traffic liability and the fact that we primarily generate revenue by providing air transportation through the utilization of property and equipment, which are classified as long-term assets. Our working capital position also reflects our losses for the periods presented.

Off-Balance Sheet Arrangements

     As discussed on page 22 of Management’s Discussion and Analysis in our Annual Report, we were party to an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. This agreement terminated on its scheduled expiration date of March 31, 2003. On April 2, 2003, we paid $250 million, which represented the total amount owed to the third party by our wholly owned subsidiary. Subsequent to this payment, we began collecting the receivables previously securitized under this agreement. For additional information related to this agreement, see Note 8 of the Notes to the Consolidated Financial Statements (pages 47-48) in our Annual Report.

Credit Ratings and Covenants

     On March 28, 2003, Standard & Poor’s downgraded certain of our credit ratings, including our senior unsecured long-term debt to B from BB-. Subsequent to March 31, 2003, Moody’s also downgraded our senior unsecured long-term debt to B3 from Ba3. Both Moody’s and Standard & Poor’s ratings outlooks for our long-term credit ratings are negative.

     Upon termination of the Commerzbank AG (Commerzbank) letters of credit as discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, the covenants in our reimbursement agreement with Commerzbank will also terminate. These covenants, among other things, require us to maintain a minimum of $1 billion of unrestricted cash, cash equivalents and short-term investments at the end of each month.

     For additional information related to our credit ratings and covenants, see page 20 of Management’s Discussion and Analysis in our Annual Report.

Other Matters

     We own 40% of Worldspan, a Delaware limited partnership which operates and markets a computer reservation system and related systems for the travel industry. Northwest Airlines and American Airlines own 34% and 26%, respectively, of Worldspan. On March 3, 2003, Delta, Northwest and American entered into an agreement to sell their equity interests in Worldspan to a third party. The completion of this transaction is subject to financing, governmental and regulatory approvals and other customary closing conditions, the satisfaction of which cannot be guaranteed. For additional information related to our ownership interest in Worldspan, see Note 1 of the Notes to the Consolidated Financial Statements (pages 31-37) in our Annual Report.

Item  3.    Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel Price Risk

     We are subject to price risk associated with our jet fuel purchases. We manage this risk with our fuel hedging program. At March 31, 2003, the fair value of our derivative instruments, consisting of heating and crude oil contracts, was $44 million, compared to $73 million at December 31, 2002. A 10% decrease in the average annual price of heating and crude oil would have decreased the fair value of these instruments by $37 million at March 31, 2003. We do not enter into fuel hedge contracts for speculative purposes.

     The following table shows our fuel hedging position based on instruments held at March 31, 2003:

	% of Projected
	Aircraft Fuel
	Requirements	Average Hedge
	Hedged	Price per Gallon

June 2003 Quarter	88%	78.27¢
September 2003 Quarter	54%	78.88¢
December 2003 Quarter	36%	74.25¢
Year Ending December 31, 2003	65%	78.08¢
Year Ending December 31, 2004	10%	68.88¢

     For additional information regarding our fuel hedging program, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For additional information regarding our other exposures to market risks, see “Market Risks Associated With Financial Instruments” (pages 23-24), as well as Notes 2, 3, and 4 (pages 37-41) of the Notes to the Consolidated Financial Statements, in our Annual Report.

Item  4.    Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chairman of the Board and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the “Company”) and subsidiaries as of March 31, 2003, and the related consolidated statements of operations and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and shareowners’ equity for the year then ended (not presented herein); our report dated January 31, 2003, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to (1) the Company’s change in its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142 and (2) the application of procedures relating to certain revised disclosures in Notes 5, 9, 17 and 21 related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
April 17, 2003

PART II. OTHER INFORMATION

Item  1.    Legal Proceedings

     Hall, et al. v. United Airlines, et al. As discussed on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K), several airlines, including Delta, are defendants in a class action lawsuit which is pending in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States, Puerto Rico and the U.S. Virgin Islands which sold tickets on the defendant airlines between 1997 and 2002. The lawsuit alleges that the airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. In April 2003, approximately 50 travel agents opted out of this class action and asserted similar individual claims in a lawsuit filed in the U.S. District Court for the Northern District of California.

     All Direct Travel, Inc., et al. v. Delta Air Lines, et al. As discussed on pages 17-18 of the Form 10-K, two travel agencies filed a purported class action lawsuit against Delta in the U.S. District Court for the Central District of California on behalf of all travel agencies from which Delta has demanded payment for breach of the agencies’ contractual and fiduciary duties to Delta in connection with Delta ticket sale transactions from September 20, 1997 to the present. The lawsuit alleges that Delta’s conduct (1) violates the Racketeer Influenced and Corrupt Organizations Act of 1970; and (2) creates liability for unjust enrichment. In April 2003, the District Court granted Delta’s motion for summary judgment on all claims. The plaintiff’s time to appeal has not yet expired.

     Power Travel International, Inc., et al. v. American Airlines, et al. As discussed on page 18 of the Form 10-K, a travel agency filed a purported class action lawsuit against several airlines, including Delta, on behalf of a nationwide class of travel agents. The lawsuit, which the airlines removed to the U.S. District Court for the Southern District of New York, alleges that the airlines breached their contracts with and their duties of good faith and fair dealing to U.S. travel agencies when the airlines discontinued the payment of published base commissions to U.S. travel agencies at various times beginning in March 2002. In April 2003, the District Court granted the airlines’ motion to dismiss this lawsuit, and granted plaintiff leave to file an amended lawsuit.

     An adverse decision in any of the cases discussed above could result in substantial damages against us. We are vigorously defending these lawsuits. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions will not have a material adverse effect on our Condensed Consolidated Financial Statements.

     Jeans v. Delta Air Lines, Inc. As discussed on page 18 of the Form 10-K, an individual filed an amended class action lawsuit against Delta in the Circuit Court of Jackson County, Missouri on behalf of all persons who relinquished their seats on an overbooked Delta flight in exchange for a travel voucher that may be redeemed for a round-trip, economy class Delta ticket. In January 2003, the Circuit Court granted Delta’s motion for summary judgment on all claims, and the plaintiff subsequently appealed to the Missouri Court of Appeals. The parties have now settled this lawsuit.

Item  6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Directors’ Deferred Compensation Plan, as amended.

10.2	Agreement dated May 6, 2003, between Delta and the United States of America under Title IV of the Emergency Wartime Supplemental Appropriations Act.

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

99	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chairman of the Board and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003.

(b)	Reports on Form 8-K

     On January 16, 2003, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, its financial results for the quarter and the year ended December 31, 2002.

     On March 10, 2003, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, updated information regarding its expected financial performance for the March 2003 quarter.

     On March 25, 2003, Delta filed a Current Report on Form 8-K reporting, under Item 9 — Regulation FD Disclosure, that it began mailing to shareowners its Notice of Annual Meeting of Shareholders, Proxy Statement and 2002 Annual Report to Shareowners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

By:	/s/ M. Michele Burns M. Michele Burns Executive Vice President and Chief Financial Officer

May 14, 2003

CERTIFICATIONS

I, Leo F. Mullin, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of Delta Air Lines, Inc. for the quarterly period ended March 31, 2003;

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

Date: May 14, 2003	/s / Leo F. Mullin Leo F. Mullin Chairman of the Board and Chief Executive Officer

I, M. Michele Burns, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of Delta Air Lines, Inc. for the quarterly period ended March 31, 2003;

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

Date: May 14, 2003	/s/ M. Michele Burns M. Michele Burns Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Directors’ Deferred Compensation Plan, as amended.
10.2	Agreement dated May 6, 2003, between Delta and the United States of America under Title IV of the Emergency Wartime Supplemental Appropriations Act.
12	Computation of ratio of earnings (loss) to fixed charges.
15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
99	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chairman of the Board and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003.