Form 10-Q
period 2003-06-30
DELTA AIR LINES INC /DE/
filed 2003-08-13
CIK 27904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares outstanding by each class of common stock, as of July 31, 2003:

Common Stock, $1.50 par value — 123,363,918 shares outstanding

This document is also available on our web site at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statistical Summary
Aircraft Fleet Table
Notes to the Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
INDEPENDENT ACCOUNTANTS’ REPORT
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index
EX-12
EX-15
EX-31.1
EX-31.2
EX-32
EX-99

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-Q (or otherwise made by Delta or on Delta’s behalf) that are not historical facts, including statements regarding Delta’s estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from historical experience or Delta’s present expectations. Factors that could cause these differences include, but are not limited to:

1.	the many effects on Delta and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

•	the adverse impact on the demand for air travel;

•	the change in Delta’s operations and higher costs resulting from new airline and airport security directives and related customer reactions;

•	the availability and cost of war and terrorism risk and other insurance for Delta;

•	potential declines in the values of the aircraft in Delta’s fleet or facilities and related asset impairment charges;

2.	the availability to Delta of financing on commercially reasonable terms, which may be influenced by, among other things, airline bankruptcies, the creditworthiness of the airline industry in general and Delta in particular, and actions by credit rating agencies;

3.	military action in Iraq and continued geopolitical uncertainty, including additional terrorist activity;

4.	general economic conditions, both in the United States and in our markets outside the United States;

5.	the results of the profit improvement initiatives previously announced by Delta;

6.	the willingness of customers to travel generally, and with Delta specifically, which could be affected by disease outbreaks, such as Severe Acute Respiratory Syndrome (SARS), and Delta’s and the industry’s safety record;

7.	competitive factors in our industry, such as airline bankruptcies, the airline pricing environment, the growth of low cost carriers, the ability of other airlines to reduce their costs through bankruptcy or otherwise, international alliances, codesharing programs, capacity decisions by competitors and mergers and acquisitions;

8.	outcomes of negotiations on collective bargaining agreements, including Delta’s recent discussions with the Air Line Pilots Association to reduce pilot employment costs, and other labor issues;

9.	changes in the availability or cost of aircraft fuel or fuel hedges;

10.	our future funding obligations under our defined benefit pension plans, which are based on various factors, including actual market performance of our pension plan assets, future 30-year U.S. Treasury bond yields and regulatory requirements;

11.	disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

12.	actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies; and

13.	the outcome of Delta’s litigation.

     Additional information concerning risks and uncertainties that could cause differences between actual results and forward-looking statements is contained in Delta’s Annual Report on Form 10-K for the year ended December 31, 2002 and in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 11, 2003. Caution should be taken not to place undue reliance on Delta’s forward-looking statements, which represent Delta’s views only as of August 13, 2003, and which Delta has no current intention to update.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	June 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,815	$1,969
Restricted cash	208	134
Accounts receivable, net of an allowance for uncollectible accounts of $42 at June 30, 2003 and $33 at December 31, 2002	770	292
Income tax receivable	8	319
Expendable parts and supplies inventories, net of an allowance for obsolescence of $184 at June 30, 2003 and $183 at December 31, 2002	190	164
Deferred income taxes	717	668
Prepaid expenses and other	379	356

Total current assets	5,087	3,902

PROPERTY AND EQUIPMENT:
Flight equipment	20,570	20,295
Accumulated depreciation	(6,200)	(6,109)

Flight equipment, net	14,370	14,186

Flight and ground equipment under capital leases	398	439
Accumulated amortization	(282)	(297)

Flight and ground equipment under capital leases, net	116	142

Ground property and equipment	4,328	4,270
Accumulated depreciation	(2,297)	(2,206)

Ground property and equipment, net	2,031	2,064

Advance payments for equipment	79	132

Total property and equipment, net	16,596	16,524

OTHER ASSETS:
Investments in associated companies	—	174
Goodwill	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization of $176 at June 30, 2003 and $172 at December 31, 2002	98	102
Restricted investments for Boston airport terminal project	375	417
Other noncurrent assets	1,309	1,509

Total other assets	3,874	4,294

Total assets	$25,557	$24,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	June 30,	December 31,
LIABILITIES AND SHAREOWNERS’ EQUITY	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$845	$666
Current obligations under capital leases	26	27
Accounts payable, deferred credits and other accrued liabilities	1,725	1,921
Air traffic liability	1,500	1,270
Taxes payable	899	862
Accrued salaries and related benefits	1,184	1,365
Accrued rent	194	344

Total current liabilities	6,373	6,455

NONCURRENT LIABILITIES:
Long-term debt	10,845	9,576
Long-term debt issued by Massachusetts Port Authority	498	498
Capital leases	83	100
Postretirement benefits	2,277	2,282
Accrued rent	730	739
Pension and related benefits	3,088	3,242
Other	164	93

Total noncurrent liabilities	17,685	16,530

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	452	478
Deferred revenue and other credits	102	100

Total deferred credits	554	578

COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 6)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,940,778 shares issued and outstanding at June 30, 2003, and 6,065,489 shares issued and outstanding at December 31, 2002	428	437
Unearned compensation under employee stock ownership plan	(162)	(173)

Total Employee Stock Ownership Plan Preferred Stock	266	264

SHAREOWNERS’ EQUITY:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,908,728 shares issued at June 30, 2003 and 180,903,373 shares issued at December 31, 2002	271	271
Additional paid-in capital	3,264	3,263
Retained earnings	1,343	1,639
Accumulated other comprehensive loss	(1,481)	(1,562)
Treasury stock at cost, 57,545,673 shares at June 30, 2003 and 57,544,168 shares at December 31, 2002	(2,718)	(2,718)

Total shareowners’ equity	679	893

Total liabilities and shareowners’ equity	$25,557	$24,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Passenger	$3,049	$3,217	$5,980	$6,095
Cargo	114	109	227	220
Other, net	144	148	255	262

Total operating revenues	3,307	3,474	6,462	6,577

OPERATING EXPENSES:
Salaries and related costs	1,592	1,563	3,226	3,064
Aircraft fuel	435	401	946	740
Depreciation and amortization	299	291	597	572
Contracted services	219	241	451	504
Landing fees and other rents	212	211	430	414
Aircraft maintenance materials and outside repairs	159	181	303	366
Aircraft rent	179	179	362	357
Other selling expenses	124	140	239	285
Passenger commissions	50	89	105	196
Passenger service	76	98	156	192
Restructuring and related items	—	23	43	63
Appropriations Act reimbursements	(398)	—	(398)	—
Other	164	184	341	386

Total operating expenses	3,111	3,601	6,801	7,139

OPERATING INCOME (LOSS)	196	(127)	(339)	(562)

OTHER INCOME (EXPENSE):
Interest expense	(184)	(164)	(355)	(315)
Interest income	7	9	17	19
Gain (loss) from sale of investments	283	—	283	(3)
Loss on extinguishment of ESOP Notes	(1)	—	(15)	—
Fair value adjustments of SFAS 133 derivatives	(9)	(15)	(15)	(43)
Miscellaneous income, net	9	10	1	15

Total other income (expense)	105	(160)	(84)	(327)

INCOME (LOSS) BEFORE INCOME TAXES	301	(287)	(423)	(889)
INCOME TAX (PROVISION) BENEFIT	(117)	101	141	306

NET INCOME (LOSS)	184	(186)	(282)	(583)
PREFERRED STOCK DIVIDENDS	(4)	(3)	(8)	(7)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREOWNERS	$180	$(189)	$(290)	$(590)

BASIC EARNINGS (LOSS) PER SHARE	$1.46	$(1.54)	$(2.35)	$(4.79)

DILUTED EARNINGS (LOSS) PER SHARE	$1.40	$(1.54)	$(2.35)	$(4.79)

WEIGHTED AVERAGE SHARES USED IN BASIC PER SHARE COMPUTATION	123,362,811	123,243,476	123,361,622	123,243,816
WEIGHTED AVERAGE SHARES USED IN DILUTED PER SHARE COMPUTATION	130,518,617	123,243,476	123,361,622	123,243,816
DIVIDENDS PER COMMON SHARE	$0.025	$0.025	$0.050	$0.050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282)	$(583)
Adjustments to reconcile net loss to cash provided by operating activities, net	205	254
Changes in certain assets and liabilities, net	247	404

Net cash provided by operating activities	170	75

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(159)	(868)
Ground property and equipment	(145)	(133)
Decrease in restricted investments	42	15
Proceeds from sale of investments	273	24
Other, net	6	15

Net cash provided by (used in) investing activities	17	(947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(330)	(176)
Issuance of long-term obligations	1,396	1,318
Payments on issuance of short term obligations and notes payable, net	(18)	(703)
Cash dividends on common and preferred stock	(19)	(19)
Make whole payments on extinguishment of ESOP Notes	(15)	—
Redemption of preferred stock	(9)	(11)
Payment on termination of accounts receivable securitization	(250)	—
Other, net	(96)	—

Net cash provided by financing activities	659	409

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	846	(463)
Cash and cash equivalents at beginning of period	1,969	2,210

Cash and cash equivalents at end of period	$2,815	$1,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$369	$286
Income taxes, net	$(392)	$(482)

NON-CASH TRANSACTIONS:
Aircraft delivered under seller financing arrangements	$378	$265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003		2002		2003		2002

Statistical Summary:
Revenue Passenger Miles (millions)	24,074		26,319		46,958		49,549
Available Seat Miles (millions)	32,034		35,859		65,238		69,599
Passenger Mile Yield	12.67	¢	12.23	¢	12.73	¢	12.30	¢
Operating Revenue Per Available Seat Mile	10.32	¢	9.69	¢	9.90	¢	9.45	¢
Passenger Revenue Per Available Seat Mile	9.52	¢	8.97	¢	9.17	¢	8.76	¢
Operating Cost Per Available Seat Mile	9.71	¢	10.05	¢	10.42	¢	10.26	¢
Passenger Load Factor	75.15%		73.39%		71.98%		71.19%
Breakeven Passenger Load Factor	70.34%		76.30%		76.06%		77.76%
Passengers Enplaned (thousands)	25,969		27,427		50,879		52,045
Revenue Ton Miles (millions)	2,737		3,018		5,378		5,691
Cargo Ton Miles (millions)	329		386		682		736
Cargo Ton Mile Yield	34.60	¢	28.30	¢	33.25	¢	29.92	¢
Fuel Gallons Consumed (millions)	571		634		1,159		1,233
Average Price Per Fuel Gallon, net of hedging gains	76.29	¢	63.13	¢	81.67	¢	60.00	¢
Number of Aircraft in Fleet, End of Period	816		831		816		831
Full-Time Equivalent Employees, End of Period	69,800		75,700		69,800		75,700

DELTA AIR LINES, INC.
Aircraft Fleet Table
(Unaudited)

Our total aircraft fleet, orders, options and rolling options at June 30, 2003 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet

Aircraft Type	Owned	Leased	Total	Orders	Options	Rolling Options

B-737-200	4	48	52	—	—	—
B-737-300	—	26	26	—	—	—
B-737-800	71	—	71	61	60	230
B-757-200	77	44	121	—	20	40
B-767-200	15	—	15	—	—	—
B-767-300	4	24	28	—	—	—
B-767-300ER	51	8	59	—	10	9
B-767-400	21	—	21	—	24	1
B-777-200	8	—	8	5	20	12
MD-11	8	6	14	—	—	—
MD-88	63	57	120	—	—	—
MD-90	16	—	16	—	—	—
EMB-120	8	—	8	—	—	—
ATR-72	4	15	19	—	—	—
CRJ-100/200	89	122	211	15	183	—
CRJ-700	27	—	27	31	165	—

Total	466	350	816	112	482	292

The table above reflects the following changes which occurred during the June 2003 quarter:

•	We accepted delivery of four CRJ-200 and five CRJ-700 aircraft.

•	We retired 12 EMB-120 and our remaining eight B-727-200 aircraft.

•	We purchased four B-737-200 aircraft previously operated under capital lease agreements.

The table above includes the following 27 aircraft, which have been temporarily grounded: 12 B-737-200, one B-737-300, three B-767-200, two B-767-300ER and nine MD-11 aircraft.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements
June 30, 2003
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

     Due to seasonal variations in the demand for air travel and other factors, operating results for the three and six months ended June 30, 2003 are not necessarily indicative of operating results for the entire year.

Stock-Based Compensation

     We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Bulletin (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. For additional information related to our stock-based compensation plans, see Note 12 of the Notes to the Consolidated Financial Statements (pages 55-57) in our Annual Report. No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

     On May 28, 2003, we commenced a stock option exchange program (Exchange Program) under which approximately 45,000 eligible employees were offered the opportunity to exchange their outstanding stock options with an exercise price of $25 per share or more for a designated fewer number of replacement options with a new exercise price. In accordance with the terms of the Exchange Program, we canceled approximately 32 million outstanding stock options on June 25, 2003 and expect to issue, in exchange for the canceled options, approximately 12 million new options on December 26, 2003. The exercise price of the new stock options will be the closing price of our common stock on the New York Stock Exchange on the date the new stock options are granted.

Members of our Board of Directors, including our Chief Executive Officer, were not eligible to participate in the Exchange Program.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the tables below have been prepared assuming the approximately 32 million stock options canceled under the Exchange Program were immediately reissued as approximately 12 million new options. Accordingly, these disclosures include estimates about (1) the number of stock options that will be reissued; (2) the grant price on the date of reissue; (3) the risk-free interest rate; (4) the expected life of the new stock options; and (5) the expected volatility of our common stock. When these stock options are actually reissued (which we expect to occur on December 26, 2003), the estimates will be adjusted based on actual data at that time and may differ materially from the estimates shown below.

     The estimated fair values of stock options granted during the three and six months ended June 30, 2003 and 2002 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of a stock option granted in the periods presented.

	Stock Options Granted During the

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Assumption	2003	2002	2003	2002

Risk-free interest rate	2.2%	4.7%	2.2%	4.7%
Average expected life of stock options (in years)	5.2	6.5	5.2	6.5
Expected volatility of common stock	54.3%	34.0%	54.3%	32.8%
Expected annual dividends on common stock	$—	$0.10	$—	$0.10
Weighted average fair value of a stock option granted	$7	$10	$7	$13

     The following table shows what our net income (loss) and earnings (loss) per share would have been for the three and six months ended June 30, 2003 and 2002, had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” using the assumptions in the table above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share data)	2003	2002	2003	2002

Net income (loss):
As reported	$184	$(186)	$(282)	$(583)
Stock option compensation income (expense) determined under the fair value based method, net of tax	(8)	(10)	(16)	(21)

As adjusted for the fair value method under SFAS 123	$176	$(196)	$(298)	$(604)

Basic earnings (loss) per share:
As reported	$1.46	$(1.54)	$(2.35)	$(4.79)
As adjusted for the fair value method under SFAS 123	$1.40	$(1.62)	$(2.48)	$(4.96)

Diluted earnings (loss) per share:
As reported	$1.40	$(1.54)	$(2.35)	$(4.79)
As adjusted for the fair value method under SFAS 123	$1.34	$(1.62)	$(2.48)	$(4.96)

2. NEW ACCOUNTING STANDARDS

     On February 1, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities (FIN 46),” which addresses how to identify variable interest entities and the criteria that require a company to consolidate such entities in its financial statements. FIN 46 was effective on February 1, 2003 for new transactions and on July 1, 2003 for transactions entered into prior to February 1, 2003. We have not entered into any new transactions subject to FIN 46 since February 1, 2003. We are evaluating the impact of FIN 46 on our Condensed Consolidated Financial Statements as it relates to transactions entered into prior to February 1, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances. The adoption of SFAS 149 had no impact on our Condensed Consolidated Financial Statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity” (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise, this statement is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our Condensed Consolidated Financial Statements.

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

	Income (Expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Change in time value of fuel hedge contracts	$(15)	$(2)	$(42)	$(26)
Ineffective portion of fuel hedge contracts	(2)	3	19	5
Fair value adjustment of equity rights	8	(16)	8	(22)

Fair value adjustments of SFAS 133 derivatives, pretax	$(9)	$(15)	$(15)	$(43)

Total, net of tax	$(6)	$(9)	$(10)	$(27)

Fuel Hedging Program

     At June 30, 2003, our fuel hedge contracts had an estimated short-term fair market value of $56 million, which was recorded in prepaid expenses and other on our Consolidated Balance Sheets, and an estimated long-term fair market value of $10 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheets. Unrealized gains of $33 million, net of tax, were recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at June 30, 2003. For additional information about SFAS 133 and our fuel hedging program, see Note 4 of the Notes to the Consolidated Financial Statements (pages 40-41) in our Annual Report.

Interest Rate Hedging Program

     On May 9, 2003, we settled early our two interest rate swap agreements resulting in a cash receipt of $27 million, including $7 million previously recognized as adjustments to interest expense under the terms of the swap agreements. These swaps were accounted for as fair value hedges of debt in accordance with SFAS 133. At the date of settlement, the fair value adjustments to the previously underlying debt related to the interest rate swaps totaled $20 million. These adjustments are being recognized in accordance with SFAS 133 as an adjustment to interest expense over the remaining term of the previously underlying debt. For additional information about our interest rate swap agreements, see Note 4 of the Notes to the Consolidated Financial Statements (pages 40-41) in our Annual Report.

Equity Warrants and Other Similar Rights

     We own equity warrants and other similar rights in certain companies, primarily Republic Airways Holdings, Inc. (Republic) and priceline.com Incorporated (priceline). On June 16, 2003, priceline effected a 1-for-6 reverse stock split of all outstanding shares of its common stock. As a result of the reverse stock split, our priceline warrant originally issued in 1999, as amended in 2000, was adjusted to (1) reduce the number of shares underlying the warrant from approximately 4.7 million to 779,000 and (2) increase our per share purchase price for those shares from $4.72 to $28.31. Our other priceline warrant, originally issued in 2001, was adjusted to (1) reduce the number of shares underlying the warrant from approximately 4.5 million to 756,000 and (2) increase our per share purchase price for those shares from $2.97 to $17.81. The priceline reverse stock split did not have an impact on the valuation of our warrants or our priceline Series B Redeemable Preferred Stock.

     At June 30, 2003, the total fair market value of our equity warrants and other similar rights was $27 million. The changes in fair market value of these rights are recorded on our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information about these equity interests, see Notes 2 and 22 of the Notes to the Consolidated Financial Statements (pages 37-39 and pages 64-65, respectively) in our Annual Report.

4. INTANGIBLE ASSETS

     The following table presents information about our intangible assets, other than goodwill, at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Intangible assets, subject to amortization:
Leasehold and operating rights	$125	$(90)	$125	$(86)
Other	3	(1)	3	(1)

Total	$128	$(91)	$128	$(87)

	Net Carrying	Net Carrying
(in millions)	Amount	Amount

Intangible assets, not subject to amortization:
International routes	$60	$60
Other	1	1

Total	$61	$61

5. DEBT INSTRUMENTS

Future Maturities

     The following table summarizes the scheduled maturities of our debt, including current maturities, at June 30, 2003, as adjusted for certain refinancings of regional jet aircraft subsequent to June 30, 2003 (for additional information see Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

Years Ending December 31,	Principal
(in millions)	Amount

Six months ending December 31, 2003	$193
2004	863
2005	1,359
2006	767
2007	455
After 2007	8,550

Total	$12,187

General Electric Capital Corporation (GECC) Agreements

     In the June 2003 quarter, we entered into four financing arrangements with GECC aggregating $761 million. These arrangements included (1) three agreements under which we borrowed a total of $352 million due in installments through 2010 and (2) a fourth agreement under which GECC issued $409 million of irrevocable, direct-pay letters of credit to back our obligations with respect to $403 million principal amount of outstanding letter of credit enhanced municipal bonds. These agreements are secured by certain aircraft, spare engines and spare parts. For additional information about our GECC Agreements, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (pages 18-22) in our Form 10-Q for the quarter ended March 31, 2003.

Convertible Senior Notes (Notes)

     In June 2003, we issued, in private placements, $350 million principal amount of our 8% Notes due 2023. Holders may convert the Notes into shares of our common stock at an initial conversion price of $28 per share (approximately 35.7143 shares per $1,000 principal amount of Notes), if (i) the price of our common stock reaches, or the trading price of the Notes falls below, specified levels; (ii) we call the Notes for redemption; or (iii) certain corporate transactions occur. The conversion price is subject to adjustment in certain events. We may redeem for cash all or a portion of the Notes at our option on or after June 5, 2008 at par plus accrued and unpaid interest, if any. Holders may require us to repurchase all or a portion of their Notes for cash on June 3 of 2008, 2013 or 2018, or in the event of certain changes in control of Delta, at par plus accrued and unpaid interest, if any.

Other Financing Arrangements

     On January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft. At June 30, 2003, total borrowings outstanding under this facility, as amended, were $327 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin.

     On April 15, 2003, we terminated our credit facility with certain banks under which we could borrow up to $500 million on a secured basis until August 21, 2003. No amounts were outstanding under this facility. The aircraft previously reserved as collateral under this facility are being used as collateral in connection with the financing transactions with GECC described above and the $138 million financing described below.

     On April 30, 2003, we borrowed $138 million which is due in installments through April 2018. These borrowings are secured by one B-767-400 aircraft and one B-777-200 aircraft. This debt bears interest at a floating rate based on LIBOR plus a margin. The net proceeds of this financing were made available for general corporate purposes.

     For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements (pages 43-46) in our Annual Report and Note 5 of the Notes to the Condensed Consolidated Financial Statements (pages 13-14) in our Form 10-Q for the quarter ended March 31, 2003. For a discussion of events that occurred subsequent to June 30, 2003 related to our debt, see Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

6. SALE OF RECEIVABLES

     We were party to an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. This agreement expired on March 31, 2003. As a result, on April 2, 2003, we paid $250 million, which represented the total amount owed to the third party by our wholly owned subsidiary, and subsequently collected the related receivables. For additional information regarding our sale of receivables, see Note 8 of the Notes to the Consolidated Financial Statements (pages 47-48) in our Annual Report.

7. COMMITMENTS

Aircraft & Engine Order Commitments

     Future expenditures for aircraft and engines on order as of June 30, 2003 are estimated to be $4.5 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in billions)	Amount

Six months ending December 31, 2003	$0.5
2004	0.7
2005	1.2
2006	1.3
2007	0.8
After 2007	—

Total	$4.5

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

     The following table shows the total number of aircraft and available seat miles (ASMs) operated for us by ACA, SkyWest and Chautauqua, and our expenses related to the contract carrier agreements, for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except aircraft)	2003	2002	2003	2002

Number of aircraft operated, end of period	133	91	133	91
ASMs(1)	1,233	849	2,281	1,688
Expenses	$189	$124	$358	$257

(1) These ASMs are not included in our ASMs on page 7 of this Form 10-Q.

     For additional information regarding our agreements with ACA, SkyWest and Chautauqua, see Notes 9 and 22 of the Notes to the Consolidated Financial Statements (pages 48-50 and pages 64-65, respectively) in our Annual Report.

8. SHAREOWNERS’ EQUITY

     During the six months ended June 30, 2003, we issued 5,355 shares of common stock under the Non-Employee Directors’ Stock Plan, and had a net increase of 1,505 shares in treasury stock primarily due to shares withheld for taxes related to activity under our 2000 Performance Compensation Plan. For additional information about our stock compensation plans, see Note 12 of the Notes to the Consolidated Financial Statements (pages 55-57) in our Annual Report.

9. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes (1) reported net income (loss); (2) additional minimum pension liability; and (3) unrealized gains and losses on marketable equity securities and fuel derivative instruments that qualify for hedge accounting. The following table shows our comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Net income (loss)	$184	$(186)	$(282)	$(583)
Other comprehensive income (loss)	(7)	(40)	81	6

Comprehensive income (loss)	$177	$(226)	$(201)	$(577)

     The following table shows the components of accumulated other comprehensive loss at June 30, 2003 and the activity for the six months then ended:

	Additional
	Minimum	Fuel	Marketable
	Pension	Derivative	Equity
(in millions)	Liability	Instruments	Securities	Total

Balance at December 31, 2002	$(1,586)	$29	$(5)	$(1,562)

Minimum liability adjustment	116	—	—	116
Unrealized gain	—	110	5	115
Realized gain	—	(105)	(4)	(109)
Impairment	—	—	8	8
Tax effect	(44)	(1)	(4)	(49)

Net of tax	72	4	5	81

Balance at June 30, 2003	$(1,514)	$33	$—	$(1,481)

     We anticipate that gains of $33 million, net of tax, will be realized over the 12 months ending June 30, 2004 as fuel hedge contracts settle and the related aircraft fuel purchases being hedged are consumed and recognized in expense. For additional information about our fuel hedge contracts, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to the Condensed Consolidated Financial Statements (pages 11-12) in our Form 10-Q for the quarter ended March 31, 2003. For information regarding our additional minimum pension liability, see Note 11 of the Notes to the Consolidated Financial Statements (pages 51-55) in our Annual Report and Note 9 of the Notes to the Condensed Consolidated Financial Statements (page 16) in our Form 10-Q for the quarter ended March 31, 2003.

10. GEOGRAPHIC INFORMATION

     We are managed as a single business unit that provides air transportation for passengers and cargo. For additional information about our single business unit, see Note 15 of the Notes to the Consolidated Financial Statements (pages 58-59) in our Annual Report. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

North America	$2,738	$2,802	$5,353	$5,376
Atlantic	420	506	791	870
Latin America	128	135	270	276
Pacific	21	31	48	55

Total	$3,307	$3,474	$6,462	$6,577

11. RESTRUCTURING AND OTHER RESERVES

     The following table shows our restructuring and other reserve balances as of June 30, 2003 and the activity for the six months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs:

		Severance and Related Costs

		2002 Workforce	2001 Workforce
	Facilities	Reduction	Reduction
(in millions)	and Other	Programs	Programs

Balance at December 31, 2002	$65	$71	$3

Payments	(4)	(38)	(2)
Adjustments	(3)	—	—

Balance at June 30, 2003	$58	$33	$1

     The facilities and other reserve represents costs related primarily to (1) lease payments to be paid on closed facilities and (2) contract termination fees. The reserve for the 2002 workforce reduction programs primarily represents (1) employee severance costs and (2) medical benefits for employees who received severance or are participating in certain leave of absence programs.

     For additional information regarding our charges for restructuring and related items recorded in prior years, see Notes 16 and 17 of the Notes to the Consolidated Financial Statements (pages 59-62) in our Annual Report and Note 11 of the Notes to the Condensed Consolidated Financial Statements (page 17) in our Form 10-Q for the quarter ended March 31, 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share data)	2003	2002	2003	2002

BASIC:
Net income (loss)	$184	$(186)	$(282)	$(583)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(3)	(8)	(7)

Net income (loss) available to common shareowners	$180	$(189)	$(290)	$(590)

Weighted average shares outstanding	123.4	123.2	123.4	123.2

Basic earnings (loss) per share	$1.46	$(1.54)	$(2.35)	$(4.79)

DILUTED:
Net income (loss) available to common shareowners	$180	$(189)	$(290)	$(590)
Adjustment to income assuming conversion of Series B ESOP Convertible Preferred Stock	3	—	—	—

Net income (loss) available to diluted common shares	$183	$(189)	$(290)	$(590)

Weighted average shares outstanding	123.4	123.2	123.4	123.2
Conversion of Series B ESOP Convertible Preferred Stock	6.1	—	—	—
Exercise of stock options	0.5	—	—	—
Conversion of performance based stock units	0.5	—	—	—

Weighted average shares outstanding as adjusted	130.5	123.2	123.4	123.2

Diluted earnings (loss) per share	$1.40	$(1.54)	$(2.35)	$(4.79)

     For the three and six months ended June 30, 2003, we excluded from the diluted earnings (loss) per share computation (1) 57 million and 58 million stock options, respectively, because the exercise price of the options was greater than the average price of our common stock; (2) seven million additional shares because their effect on our loss per share was anti-dilutive; and (3) the shares issuable upon conversion of our 8% Convertible Senior Notes due 2023 since the contingent conditions for conversion have not been met.

     For the three and six months ended June 30, 2002, we excluded from the diluted earnings (loss) per share computation (1) 55 million and 54 million stock options, respectively, because the exercise price of the options was greater than the average price of common stock, and (2) six million additional shares because their effect on our loss per share was anti-dilutive.

13. OTHER MATTERS

Emergency Wartime Supplemental Appropriations Act (Appropriations Act)

     On April 16, 2003, President Bush signed into law the Appropriations Act, which provides for, among other things:

•	Payments for Certain Security Fees. Payments totaling $2.3 billion from the U.S. government to U.S. air carriers in the proportional share each such air carrier has paid or collected, as of April 16, 2003, in passenger and air carrier security fees to the Transportation Security Administration (TSA).

•	Executive Compensation Limits. A requirement that certain airlines which receive the security fee payments described above execute a contract with the TSA agreeing that the air carrier will not provide total compensation (as defined in the Appropriations Act) during the 12-month period beginning April 1, 2003 to its two most highly compensated executive officers during its fiscal year 2002 in an amount greater than the annual salary paid to that officer with respect to the air carrier’s fiscal year 2002. If it violates this agreement, the air carrier is required to repay its security fee payments described above. We are subject to this requirement.

•	Compensation for Strengthening Flight Deck Doors. Payments totaling $100 million from the U.S. government to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

•	Suspension of Passenger and Air Carrier Security Fees. The suspension of the TSA’s collection of passenger and air carrier security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	Insurance. An extension for one year until August 2004 of the U.S. government’s obligation to sell war and terrorism risk insurance coverage to air carriers.

     We received payments totaling $398 million under the Appropriations Act during the June 2003 quarter as reimbursement for passenger and air carrier security fees. These amounts have been recorded as a reduction to operating expenses in our Consolidated Statement of Operations for the three and six months ended June 30, 2003.

     We expect to receive approximately $10 million related to the strengthening of flight deck doors by December 31, 2003. This amount will be recorded as a reduction to previously capitalized costs.

Sale of Equity Investment in Worldspan, L.P. (Worldspan)

     On June 30, 2003, we completed the sale of our 40% equity investment in Worldspan, which operates and markets a computer reservation system for the travel industry. We received $285 million in cash and a $45 million subordinated promissory note, which bears interest at 10% per annum and matures in 2012. As a result of the sale we recorded a gain of $279 million ($176 million, net of tax) during the June 2003 quarter. In addition, we will receive credits totaling approximately $125 million, which will be recognized ratably over nine years, for future Worldspan-provided services. For additional information about our equity investment in Worldspan, see Note 1 of the Notes to the Consolidated Financial Statements (page 35) in our Annual Report.

14. SUBSEQUENT EVENTS

Debt Exchange Offer

     On July 25, 2003, we commenced an exchange offer for $300 million outstanding principal amount of our 6.65% Series C Medium-Term Notes due 2004, and $500 million outstanding principal amount of our 7.70% Senior Notes due 2005 (collectively, the Old Notes). On August 13, 2003, we amended the exchange offer to offer our qualified institutional buyers the opportunity to exchange (1) for each $1,000 principal amount of our 2004 Old Notes, $650 cash and $409.50 principal amount of our new 10% Senior Notes due August 15, 2008 and (2) for each $1,000 principal amount of our 2005 Old Notes, $1,120 principal amount of our new 10% Senior Notes due August 15, 2008. The exchange offer will expire on August 27, 2003 unless further extended.

     The exchange offer is subject to customary conditions, including the receipt of valid and unwithdrawn tenders of Old Notes that would result in issuance of at least $200 million in aggregate principal amount of the new Senior Notes.

Other Financing Arrangements

     In July 2003, we entered into financing arrangements under which we borrowed a total of $286 million. These borrowings are due in installments through July 2017; are secured by six CRJ-700 and 12 CRJ-200 aircraft; and bear interest at LIBOR plus a margin.

     A portion of the proceeds from these borrowings was used to repay $215 million of outstanding interim financing for seven CRJ-200 and six CRJ-700 aircraft. As a result of these transactions, we have classified $118 million as long-term debt on our Consolidated Balance Sheet at June 30, 2003 that would otherwise have been classified as current maturities of long-term debt.

Common Stock Dividend

     On July 24, 2003, our Board of Directors announced that we would immediately discontinue the payment of quarterly common stock cash dividends. We had previously paid a quarterly dividend of $0.025 per common share. Our Board of Directors has made no decision at this time regarding dividend payments on the Series B ESOP Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

     Delta and the airline industry continue to face the worst financial crisis in aviation history. Since September 11, 2001, our industry has experienced substantial revenue declines and cost increases which have resulted in industry-wide liquidity issues. Additionally, beginning in 2003, the industry’s financial results were negatively impacted by the military action in Iraq and the Severe Acute Respiratory Syndrome (SARS) outbreak.

     In May 2003, major military action in Iraq ceased. Since then, the industry has begun to see some initial post-war demand recovery, but the revenue environment remains weak. We do not expect significant improvements in the revenue environment through the end of 2003.

Financial Results

     For the three and six months ended June 30, 2003, we recorded net income of $184 million ($1.40 diluted earnings per share) and a net loss of $282 million ($2.35 diluted loss per share), respectively. These financial results are better than the financial results for the same periods a year ago primarily due to the following one-time events that occurred during the June 2003 quarter:

•	We received $398 million ($251 million net of tax, $2.03 diluted earnings per share) of passenger and air carrier security fee reimbursements from the U.S. government under the Emergency Wartime Supplemental Appropriations Act (Appropriations Act).

•	We sold our 40% equity investment in Worldspan, L.P. (Worldspan), which operates and markets a computer reservation system and related systems for the travel industry. We recognized a $279 million gain ($176 million net of tax, $1.42 diluted earnings per share) from this transaction.

     For additional information about the Appropriations Act and the sale of our equity investment in Worldspan, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Revenues

     Our revenues for the three and six months ended June 30, 2003, continued to be adversely impacted by revenue challenges faced during 2002, including (1) a sharp decline in high-yield business travel after the September 11, 2001 terrorist attacks; (2) industry capacity exceeding passenger demand, which resulted in heavy fare discounting to stimulate demand; (3) the government-imposed passenger security fee adopted after September 11, 2001 (which is suspended from June 1, 2003 through September 30, 2003 under the Appropriations Act) that we have not been able to pass on to our customers because of the weak demand situation; and (4) a reduction in traffic due to the real and perceived “hassle factor” resulting from increased airport security measures. Our revenues also continued to be adversely impacted by the weakness of the U.S. and world economies, and the growth of low cost carriers, which are continuing to expand in our key markets.

     The depressed revenue environment that existed in 2002 further deteriorated during the six months ended June 30, 2003 due to threatened and actual military action in Iraq, which reduced the demand for air travel. International traffic, particularly in our Atlantic region, experienced the greatest impact related to these events, declining 22% and 17% for the three and six months ended June 30, 2003, respectively, as compared to the same periods a year ago. Significant year-over-year increases in military charter revenues, which totaled $51 million and $95 million for the three and six months ended June 30, 2003, respectively, partially offset the negative impact of these events.

     In April 2003, we implemented a short-term, 12% reduction in planned mainline capacity in response to the decline in demand due to the military action in Iraq. In June 2003, we restored approximately one-third of these capacity reductions. While passenger demand has increased slightly since the end of major military action in Iraq, it remains below pre-war levels; we intend to restore the remaining capacity as the revenue environment improves and passenger demand increases.

     The SARS outbreak significantly impacted the demand for air travel during the six months ended June 30, 2003. Due to our small Pacific presence, however, the SARS outbreak had only a minimal impact on our revenues for the three and six months ended June 30, 2003.

Costs

     Our cost pressures during the three and six months ended June 30, 2003 included increases in (1) pension expense primarily due to increased obligations resulting from declining interest rates, a decrease in the fair value of our pension plan assets, as well as scheduled pilot pay increases; (2) fuel expense mainly due to the rise in fuel prices in the period leading up to the military action in Iraq; and (3) interest expense largely due to higher levels of debt outstanding. These costs increased by a total of approximately $130 million and $390 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods a year ago.

     As previously reported, we estimate total annual increases for 2003 compared to 2002 related to pension and interest expense will be approximately $375 million to $400 million. Based on our current assumptions, we estimate that our fuel expenses will not be significantly different for the six months ending December 31, 2003, than they were in the corresponding period a year ago. This estimate may differ materially from our actual fuel expenses for the six months ending December 31, 2003, due to changes in fuel prices, our fuel consumption, our fuel hedging program and the impact of events outside of our control, such as geopolitical uncertainties.

     To reduce our near-term costs in response to the decline in demand caused by the military action in Iraq, we (1) reduced planned mainline capacity by 12% as discussed above; (2) furloughed 250 pilots; and (3) provided 1,000 domestic ground employees and flight attendants 60-day voluntary, unpaid leaves of absence during April and May 2003.

     We recently presented a proposal to the Air Line Pilots Association, International (ALPA), which represents Delta’s pilots, to move towards a competitive pilot cost structure. On July 23, 2003, ALPA announced that our current approach to negotiations aimed at reducing pilot employment costs does not furnish a basis for agreement. As a result, no further negotiations are scheduled at this time. We remain hopeful that we and ALPA can find common ground for renewed negotiations soon. The existing collective bargaining agreement becomes amendable on May 1, 2005.

Initiatives

     We believe it is essential for us to reduce our costs to compete in this business environment due to the (1) weak revenue environment; (2) reduced cost structures achieved by other major hub and spoke air carriers resulting from bankruptcy and near-bankruptcy restructurings; and (3) the continuing growth of low cost carriers. Accordingly, during 2003, we have continued to develop and implement initiatives targeting an initial $2.5 billion in cost savings and revenue enhancements by the end of 2005, which we expect to be partially offset by approximately $1 billion in cost pressures. These measures are intended to achieve our goal of reducing non-fuel unit costs by 15% by the end of 2005, as compared to 2002.

     Our profit improvement initiatives fall into the following three categories which focus on cost savings and revenue enhancements:

•	Travel Process and Customer Service Initiatives. These initiatives target approximately $785 million in savings and are intended to redesign the travel process to better serve our customers while increasing efficiency. Travel process and customer service initiatives include, among other things, enhancing airport self-service (such as the installation of kiosks, Delta direct dial phones and airport lobby design) and building productivity efficiencies in ground handling processes.

•	Operational and Product Initiatives. These initiatives target approximately $1.2 billion in savings and are intended to enhance operational efficiency and redefine our product portfolio to meet changing market demand. Operational and product initiatives include our marketing alliance with Continental Airlines and Northwest Airlines and the launch of Song, our new low-fare service.

•	Workforce Initiatives. These initiatives target approximately $500 million in savings and are designed to increase productivity and reduce employment costs while strengthening a performance-based culture.

     The launch of Song and our marketing alliance with Continental Airlines and Northwest Airlines, discussed above, are two of our key operational and product initiatives. In April 2003, we launched Song to compete with low cost carriers in certain key markets. By the end of June 2003, Song was operating in nine markets with plans to expand to 28 markets by November 2003. In June 2003, we began codesharing on a small number of flights operated by Continental Airlines and Northwest Airlines. We estimate that our alliance with Continental Airlines and Northwest Airlines will provide an annual revenue benefit of approximately $150 million to $200 million once fully implemented. While these and other initiatives are intended to mitigate revenue pressures in the long-term, we do not anticipate significant improvement in our revenues in 2003.

Outlook

     Due to the difficult business environment, we expect to report a net loss of approximately $200 million to $250 million for the September 2003 quarter. Our net loss for the September 2002 quarter was $326 million, which included asset writedowns totaling $139 million, net of tax. As a result of the weak revenue environment, which we do not expect to improve significantly through 2003, and the expected cost pressures related to pension and interest expense previously discussed, we also anticipate reporting a net loss for the year ended December 31, 2003.

Three Months Ended June 30, 2003 and 2002

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net income was $184 million for the June 2003 quarter ($1.40 diluted earnings per share), compared to a net loss of $186 million ($1.54 diluted loss per share) in the June 2002 quarter.

Operating Revenues

     Operating revenues totaled $3.3 billion in the June 2003 quarter, a 5% decrease from the depressed level recorded in the June 2002 quarter. Passenger revenues decreased 5% to $3.0 billion. Revenue passenger miles decreased 9% on a capacity decline of 11%, while passenger mile yield increased 4%. The 5% decline in passenger revenues for the June 2003 quarter was primarily due to the substantial adverse impact of the military action in Iraq and the difficult revenue environment discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q. The 4% increase in the passenger mile yield reflects improved yields in international markets.

     North American Passenger Revenues - North American passenger revenues decreased 5% to $2.5 billion for the June 2003 quarter primarily due to the reasons discussed above. Revenue passenger miles decreased 4% on a capacity decrease of 8%, while passenger mile yield declined 1%. Load factors increased by 2.5 points, reflecting the 8% decrease in capacity and 4% decline in revenue passenger miles.

     International Passenger Revenues - International passenger revenues decreased 16% to $516 million during the June 2003 quarter. Revenue passenger miles decreased 22% on a capacity decline of 22%, while passenger mile yield increased 8%. The decline in international revenue passenger miles, particularly in the Atlantic region, is due to the impact of the military action in Iraq. The increase in passenger mile yield primarily relates to the reduction of capacity in certain markets and favorable foreign currency exchange rates.

     Cargo and Other Revenues - Cargo revenues increased 5%, or $5 million, in the June 2003 quarter, which primarily reflects increased surcharges and favorable foreign currency exchange rates. Cargo ton miles decreased 15%, while cargo ton mile yield increased 22%. Other revenues decreased 3%, or $4 million. The decrease in other revenues primarily reflects an 9% decrease due to lower revenue from certain mileage partnership arrangements, which was partially offset by a 5% increase resulting from higher miscellaneous revenues due to new passenger and ticketing policies, such as higher fees for excess baggage, established in mid-2002.

Operating Expenses

     Operating expenses for the June 2003 quarter totaled $3.1 billion, a 14% decrease from $3.6 billion in the June 2002 quarter. Operating capacity declined 11% to 32 billion available seat miles. Cost per available seat mile decreased 3.4% to 9.71¢. The reduction in operating expenses and cost per available seat mile reflect our receipt of $398 million under the Appropriations Act discussed below, which was recorded as an offset to operating expenses, and lower capacity.

     Salaries and related costs increased 2% to $1.6 billion. This primarily reflects a 5% increase due to higher pension expense (which includes savings realized in the beginning of 2003 from changes in our non-pilot pension plan), a 2% increase due to growth in our wholly owned regional jet operations and a 1% increase due to salary and benefit rate increases for pilots effective in the June 2002 and June 2003 quarters. These increases were partially offset by a 7% decrease due to headcount reductions related to our 2002 workforce reduction programs.

     Aircraft fuel expense totaled $435 million during the June 2003 quarter, an 8% increase due primarily to an increase in fuel prices, partially offset by capacity reductions. The average fuel price per gallon increased 21% to 76.29¢. Total gallons consumed decreased 10%. Our fuel cost is shown net of fuel hedge gains of $36 million in the June 2003 quarter and $43 million in the June 2002 quarter. Approximately 84% and 57% of our aircraft fuel requirements were hedged during the June 2003 and 2002 quarters, respectively.

     Depreciation and amortization expense increased 3%. This is primarily due to an increase in software amortization associated with technology projects completed since June 2002.

     Contracted services expense decreased 9%. This primarily reflects a 3% decline due to reduced capacity and traffic, and renegotiated contract rates, a 2% decrease due to reduced spending initiatives and a 1% decline resulting from the suspension of the air carrier security fees under the Appropriations Act. For additional information about the Appropriations Act, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Landing fees and other rents remained relatively flat, reflecting a 2% increase due to higher landing fee rates offset by a 2% decrease in landing fees resulting from reduced capacity. Aircraft maintenance materials and outside repairs expense decreased 12%, primarily from reduced maintenance volume and materials consumption as a result of process improvements, reduced capacity and our fleet simplification program.

     Other selling expenses declined 11%, primarily due to lower booking fees and credit card costs resulting from decreased traffic. Passenger commissions expense declined 44%, primarily reflecting a 19% decrease due to the change in our commission rate structure in the prior year, which resulted in the elimination of travel agent base commissions for tickets sold in the U.S. and Canada. The decline in passenger commissions also reflects a 9% decrease in incentive commissions due to lower traffic and an 8% decline due to the cancellation or renegotiation of certain contracts. Passenger service expense decreased 22%, primarily reflecting an 14% decrease due to lower cleaning and food costs resulting from capacity reductions, and an 8% decrease due to certain meal service-related cost savings initiatives.

     During the June 2003 quarter, there were no restructuring and related items. During the June 2002 quarter, restructuring and related items totaled $23 million ($15 million net of tax, $0.12 diluted earnings per share). Our June 2002 quarter expense related to the temporary carrying cost of surplus pilots and grounded aircraft resulting from our capacity reductions which became effective on November 1, 2001, as well as related requalification training and relocation costs for certain pilots.

     Appropriations Act reimbursements totaled $398 million ($251 million net of tax, $2.03 diluted earnings per share) for the June 2003 quarter. These reimbursements from the U.S. government were for our proportional share of passenger and air carrier security fees. For additional information about the Appropriations Act, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Other operating expenses decreased 11%, primarily reflecting a 5% decrease due to lower insurance rates associated with U.S. government-provided insurance policies in 2003 and lower volume-related insurance premiums due to decreased operations, and a 3% decline due to lower communication and supplies expenses.

Operating Income (Loss) and Operating Margin

     We had operating income of $196 million for the June 2003 quarter, compared to an operating loss of $127 million in the June 2002 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was 6% and (4)% for the June 2003 and June 2002 quarters, respectively.

Other Income (Expense)

     Other income, net in the June 2003 quarter was $105 million, compared to other expense, net of $160 million in the June 2002 quarter. This change is primarily attributable to the following:

•	Interest expense increased $20 million in the June 2003 quarter compared to the June 2002 quarter primarily due to higher levels of debt outstanding, partially offset by the effects of our interest rate swap agreements.

•	Gain on sale of investments increased $283 million in the June 2003 quarter compared to the June 2002 quarter primarily due to the $279 million gain ($176 million net of tax, $1.42 diluted earnings per share) recognized from the sale of our equity investment in Worldspan during the June 2003 quarter. For additional information related to the sale of our equity investment in Worldspan, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Charges related to fair value adjustments of derivatives accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), decreased $6 million in the June 2003 quarter compared to the June 2002 quarter. These charges relate to derivative instruments we use in our fuel hedging program and our equity warrants and other similar rights in certain companies, primarily Republic Airways Holdings, Inc. (Republic) and priceline.com, Incorporated (priceline). For additional information related to SFAS 133, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Six Months Ended June 30, 2003 and 2002

Net Loss and Loss per Share

     Our unaudited consolidated net loss was $282 million for the six months ended June 30, 2003 ($2.35 diluted loss per share), compared to a net loss of $583 million ($4.79 diluted loss per share) for the six months ended June 30, 2002.

Operating Revenues

     Operating revenues totaled $6.5 billion for the six months ended June 30, 2003, a 2% decrease from the depressed level recorded for the six months ended June 30, 2002. Passenger revenues decreased 2% to $6.0 billion. Revenue passenger miles decreased 5% on a capacity decline of 6%, while passenger mile yield increased 3%. The 2% decline in passenger revenues for the six months ended June 30, 2003 was primarily due to the substantial adverse impact of the military action in Iraq and the difficult revenue environment discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q. The 3% increase in the passenger mile yield reflects improved yields in international markets.

North American Passenger Revenues - North American passenger revenues decreased 2% to $4.9 billion for the six months ended June 30, 2003 primarily due to the reasons discussed above. Revenue passenger miles decreased 2% on a capacity decrease of 4%, while passenger mile yield remained relatively flat. Load factors increased by 1.7 points, reflecting the 4% decrease in capacity and 2% decline in revenue passenger miles.

International Passenger Revenues - International passenger revenues decreased 10% to $982 million during the six months ended June 30, 2003. Revenue passenger miles decreased 18% on a capacity decline of 15%, while passenger mile yield increased 9%. The decline in international revenue passenger miles, particularly in the Atlantic region, is due to the impact of the military action in Iraq and the period leading up to the military action. The increase in passenger mile yield primarily relates to the reduction of capacity in certain markets and favorable foreign currency exchange rates.

Cargo and Other Revenues - Cargo revenues increased 3%, or $7 million, for the six months ended June 30, 2003, which primarily reflects higher European import volume and rates, including increased surcharges, which was partially offset by a lower volume of first class mail. Cargo ton miles decreased 7%, while cargo ton mile yield increased 11%. Other revenues decreased 3%, or $7 million. The decrease in other revenues primarily reflects a 10% decrease due to lower revenue from certain mileage partnership arrangements, which was partially offset by a 6% increase resulting from higher miscellaneous revenues due to new passenger and ticketing policies, such as higher fees for excess baggage, established in mid-2002.

Operating Expenses

     Operating expenses for the six months ended June 30, 2003 totaled $6.8 billion, a 5% decrease from $7.1 billion for the six months ended June 30, 2002. Operating capacity declined 6% to 65 billion available seat miles. Cost per available seat mile increased 1.6% to 10.42¢. The changes in operating expenses and cost per available seat mile reflect our receipt of $398 million under the Appropriations Act discussed below, which was recorded as an offset to operating expenses, and lower capacity.

     Salaries and related costs increased 5% to $3.2 billion. This primarily reflects a 5% increase due to higher pension expense (which includes savings realized in the beginning of 2003 from changes in our non-pilot pension plan); a 2% increase due to salary and benefit rate increases for pilots in the June 2002 and 2003 quarters, and mechanics in the June 2002 quarter; and a 2% increase due to growth in our wholly owned regional jet operations. These increases were partially offset by a 5% decrease due to headcount reductions related to our 2002 workforce reduction programs.

     Aircraft fuel expense totaled $946 million during the six months ended June 30, 2003, a 28% increase due primarily to an increase in fuel prices, partially offset by capacity reductions. The average fuel price per gallon increased 36% to 81.67¢. Total gallons consumed decreased 6%. Our fuel cost is shown net of fuel hedge gains of $105 million for the six months ended June 30, 2003 and $64 million for the six months ended June 30, 2002. Approximately 82% and 66% of our aircraft fuel requirements were hedged during the six months ended June 30, 2003 and 2002, respectively.

     Depreciation and amortization expense increased 4%. This increase is primarily due to a 1% rise resulting from regional jet aircraft purchased during 2002 and 2003, and a 1% increase in software amortization associated with technology projects completed since June 2002.

     Contracted services expense decreased 11% primarily reflecting a 3% decline due to lower security costs mainly as a result of the TSA assuming responsibility for certain airport security functions during the middle of the March 2002 quarter. The rates charged by the TSA are lower than the previous contract rates due to the TSA’s receipt of the government-imposed passenger security fee beginning in early 2002 through May 31, 2003. The change in contracted services expense also reflects a 2% decline due to reduced capacity and traffic, and renegotiated contract rates; a 1% decrease due to reduced spending initiatives; and a 1% decline resulting from the suspension of the air carrier security fees under the Appropriations Act. For additional information about the Appropriations Act, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Landing fees and other rents rose 4%, reflecting a 5% increase due to higher landing fee and facility rates partially offset by a 1% decrease in landing fees resulting from reduced capacity. Aircraft maintenance materials and outside repairs expense decreased 17%, primarily from reduced maintenance volume and materials consumption as a result of process improvements, reduced capacity and our fleet simplification program. Aircraft rent expense rose 1% mainly due to our decision in the December 2002 quarter to return our leased B-737-300 aircraft to service during 2003. For additional information related to this decision, see Note 16 of the Notes to Consolidated Financial Statements (pages 59-61) in our Annual Report.

     Other selling expenses fell 16%, primarily due to lower booking fees and credit card costs resulting from decreased traffic. Passenger commissions expense declined 46%,primarily due to the change in our commission rate structure in the prior year, which resulted in the elimination of travel agent base commissions for tickets sold in the U.S. and Canada. Passenger service expense decreased 19%, primarily reflecting a 13% decrease due to lower cleaning and food costs resulting from capacity reductions and a 6% decrease due to certain meal service-related cost savings initiatives.

     Restructuring and related items totaled $43 million ($27 million net of tax, $0.22 diluted earnings per share) for the six months ended June 30, 2003 compared to $63 million ($40 million net of tax, $0.32 diluted earnings per share) for the six months ended June 30, 2002. Our charge for the six months ended June 30, 2003 relates to the cost of pension and postretirement obligations for participants in our 2002 workforce reduction programs. Our charge for the six months ended June 30, 2002 related to the temporary carrying cost of surplus pilots and grounded aircraft resulting from our capacity reductions which became effective on November 1, 2001, as well as related requalification training and relocation costs for certain pilots.

     Appropriations Act reimbursements totaled $398 million ($251 million net of tax, $2.03 diluted earnings per share) for the six months ended June 30, 2003. These reimbursements from the U.S. government were for our proportional share of passenger security and air carrier security fees. For additional information about the Appropriations Act, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Other operating expenses fell 12%, primarily reflecting a 5% decrease due to lower insurance rates associated U.S. government-provided insurance policies and lower volume-related insurance premiums due to decreased operations, a 3% decline due to lower communication and supplies expenses, and a 4% decrease as a result of lower miscellaneous expenses.

Operating Loss and Operating Margin

     We incurred an operating loss of $339 million for the six months ended June 30, 2003, compared to an operating loss of $562 million for the six months ended June 30, 2002. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (5%) and (9%) for the six months ended June 30, 2003 and 2002, respectively.

Other Income (Expense)

     Other expense, net for the six months ended June 30, 2003 was $84 million, compared to other expense, net of $327 million for the six months ended June 30, 2002. This change is primarily attributable to the following:

•	Interest expense increased $40 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2003 primarily due to higher levels of debt outstanding, partially offset by the effects of our interest rate swap agreements.

•	Gain on sale of investments increased $286 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to the $279 million gain ($176 million net of tax, $1.42 diluted earnings per share) recognized from the sale of our equity investment in Worldspan during the June 2003 quarter. For additional information related to the sale of our equity investment in Worldspan, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Loss on extinguishment of ESOP Notes was $15 million for the six months ended June 30, 2003 due to our purchase of a portion of outstanding ESOP Notes in 2003. For additional information related to this purchase of ESOP Notes, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2003 (pages 13-14).

•	Charges related to fair value adjustments of derivatives accounted for under SFAS 133 decreased $28 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. These charges relate to derivative instruments we use in our fuel hedging program and our equity warrants and other similar rights in certain companies, primarily Republic and priceline. For additional information related to SFAS 133, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Miscellaneous income, net was $1 million for the six months ended June 30, 2003 compared to miscellaneous income, net of $15 million for the six months ended June 30, 2002. This change is primarily due to a loss in the March 2003 quarter for the reduction in value of certain investments and a decrease in earnings from our equity investment in Worldspan, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

     Cash and cash equivalents totaled $2.8 billion at June 30, 2003, compared to $2.0 billion at December 31, 2002. For the six months ended June 30, 2003, net cash provided by operations totaled $170 million, which includes:

•	Net tax refunds totaling $392 million received during the six months ended June 30, 2003.

•	Our net loss of $282 million for the six months ended June 30, 2003, resulting from the depressed revenue environment and cost pressures. The net loss reflects $398 million in passenger and air carrier security fee reimbursements we received under the Appropriations Act during the June 2003 quarter.

•	A payment to fund our Pension Plan totaling $76 million paid during the March 2003 quarter. We continue to be in compliance with the Employee Retirement Income Security Act funding requirements.

•	Additional cash collateral of $74 million primarily to support certain projected insurance obligations, which is recorded in restricted cash on our Consolidated Balance Sheets.

     Capital expenditures during the six months ended June 30, 2003 totaled approximately $700 million and included the acquisition of 16 CRJ-200 and 12 CRJ-700 aircraft, 23 of which were acquired through seller financing arrangements. Capital expenditures for the six months ending December 31, 2003 are expected to be approximately $800 million, including approximately $450 million for regional jet aircraft to be acquired primarily through seller financing arrangements.

     As discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q, on June 30, 2003, we sold our 40% equity investment in Worldspan to a third party. In consideration for this sale, we received $285 million in cash and a $45 million subordinated promissory note, which bears interest at 10% per annum and matures in 2012. We will also receive credits totaling approximately $125 million, which will be recognized ratably over nine years, for future Worldspan-provided services. For additional information about the sale of our equity investment in Worldspan, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Debt and capital lease obligations, including current maturities and short-term obligations, totaled $12.3 billion at June 30, 2003 compared to $10.9 billion at December 31, 2002. During 2003, we have taken the following actions that impacted our liquidity (for additional information related to these transactions, see Notes 5 and 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, unless otherwise noted):

•	In January 2003, we issued in a private placement $392 million principal amount of insured, secured enhanced equipment trust certificates. For additional information about this transaction, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the ended March 31, 2003 (pages 13-14).

•	In April 2003, we entered into three floating rate, secured financing arrangements with General Electric Capital Corporation (GECC) under which we borrowed a total of $352 million which is due in installments through 2010.

•	In April 2003, we terminated our credit facility under which we were able to borrow up to $500 million on a secured basis until August 21, 2003. No borrowings were outstanding under this facility. The aircraft previously reserved for collateral under this facility are now being used as collateral for the GECC financing arrangements described above and below and the $138 million financing described below.

•	In April 2003, we borrowed $138 million due in installments through April 2018, which is secured by certain aircraft.

•	In May 2003, GECC issued $409 million of irrevocable, direct-pay letters of credit to support our obligations related to $403 million principal amount of outstanding municipal bonds. This transaction replaced $409 million of irrevocable, direct-pay letters of credit issued by a third party that were due to expire in June 2003.

•	In June 2003, we issued, in private placements, $350 million of our 8% Convertible Senior Notes due 2023.

•	In July 2003, we entered into financing arrangements under which we borrowed a total of $286 million, which are due in installments through July 2017 and secured by certain regional jet aircraft.

     In July 2003, we also commenced an exchange offer to qualified institutional buyers for $300 million outstanding principal amount of our 6.65% Series C Medium-Term Notes due 2004, and $500 million outstanding principal amount of our 7.70% Senior Notes due 2005. For additional information about our exchange offer, see Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Shareowners’ equity was $679 million at June 30, 2003 and $893 million at December 31, 2002. The decrease in shareowners’ equity is primarily due to our net loss for the six months ended June 30, 2003.

     See page 21 of Management’s Discussion and Analysis in our Annual Report for a summary of our contractual obligations as of December 31, 2002. For information regarding activity during 2003 that would impact these obligations, see (1) Note 5 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the ended March 31, 2003 (pages 13-14) and (2) Notes 5 and 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Working Capital Position

     At June 30, 2003, we had negative working capital of $1.3 billion compared to negative working capital of $2.6 billion at December 31, 2002. The change in our negative working capital balance between December 31, 2002 to June 30, 2003 is primarily due to the increase in our cash and cash equivalents, which is discussed above. A negative working capital position is normal for us, typically due to our air traffic liability and the fact that we primarily generate revenue by providing air transportation through the utilization of property and equipment, which are classified as long-term assets.

Unencumbered Aircraft

     At June 30, 2003, we estimate that the value of our unencumbered aircraft assets is approximately $2.8 billion, approximately $500 million of which consists of MD-11 and MD-90 aircraft that are eligible under Section 1110 of the U.S. Bankruptcy Code. The values of our unencumbered aircraft assets were derived by us from published third party estimates of the “base value” of similar aircraft using certain assumptions and may not accurately reflect the current market value of the aircraft. Base value is an estimate of the underlying economic value of an aircraft based on historic and future value trends in a stable market environment, while current market value is the value of the aircraft in the actual market; both methods assume an aircraft is in average condition and in its “highest and best use.” Given the difficult business environment, there is no assurance we would have access to financing using these aircraft as collateral. In any event, the amount we could finance using these aircraft would be significantly less than their base value.

Future Pension Funding Obligations

     We sponsor defined benefit pension plans for eligible employees and retirees. We have satisfied our minimum required funding obligations for our defined benefit pension plans in 2003. Estimates of our future funding obligations under these plans are based on various assumptions, including the actual market performance of the plan assets, future 30-year U.S. Treasury bond yields and regulatory requirements. Our estimated funding obligation for our defined benefit pension plans in 2004 is between $350 million and $450 million. Our funding obligations under these plans in later years are not reasonably estimable at this time because these estimates vary materially depending on the assumptions used. Nevertheless, we presently expect that our funding obligations under our defined benefit pension plans in each of the years from 2005 through 2007 will be substantially larger than our estimated funding obligations for 2004. For additional information regarding our defined benefit pension plans, see Note 11 of the Notes to the Consolidated Financial Statements (pages 51-55) in our Annual Report.

* * * * *

     We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings. While we expect new financing to be available to us, access to such financing cannot be assured given the existing business environment and the composition of our currently available unencumbered assets discussed above. Failure to obtain new financing could have a material adverse effect on our liquidity.

Common Stock Dividends

     On July 24, 2003, our Board of Directors announced the discontinuation of quarterly common stock cash dividend payments. We had previously paid a quarterly dividend of $0.025 per share. With the discontinuation of the common stock dividend, we expect to realize an annualized cash flow benefit of approximately $12 million. Our Board of Directors has made no decision at this time regarding dividend payments on the Series B ESOP Convertible Preferred Stock.

Off-Balance Sheet Arrangements

     As discussed on page 22 of Management’s Discussion and Analysis in our Annual Report, we were party to an agreement under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary to a third party. This agreement terminated on its scheduled expiration date of March 31, 2003. On April 2, 2003, we paid $250 million, which represented the total amount owed to the third party by our wholly owned subsidiary. Subsequent to this payment, we collected the receivables previously securitized under this agreement.

     Our accounts receivable, net increased to $770 million at June 30, 2003 from $292 million at December 31, 2002 primarily due to the termination of this agreement. For additional information related to this agreement, see Note 8 of the Notes to the Consolidated Financial Statements (pages 47-48) in our Annual Report.

Credit Ratings

     On June 30, 2003, our senior unsecured long-term debt was rated B3 by Moody’s and B by Standard & Poor’s. Both Moody’s and Standard & Poor’s ratings outlook for our senior unsecured long-term debt are negative. For additional information related to our credit ratings, see page 20 of Management’s Discussion and Analysis in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel Price Risk

     We are subject to price risk associated with our jet fuel purchases. We manage this risk with our fuel hedging program. At June 30, 2003, the fair value of our derivative instruments, consisting of heating and crude oil contracts, was $66 million, compared to $73 million at December 31, 2002. A 10% decrease in the average annual price of heating and crude oil would have decreased the fair value of these instruments by $42 million at June 30, 2003. We do not enter into fuel hedge contracts for speculative purposes.

     The following table shows our fuel hedging position based on instruments held at July 31, 2003:

	% of Projected
	Aircraft Fuel
	Requirements	Average Hedge
	Hedged	Price per Gallon

September 2003 Quarter	54%	78.88¢
December 2003 Quarter	45%	75.59¢
Year Ending December 31, 2003	66%	78.07¢
Year Ending December 31, 2004	20%	73.03¢

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

Item 4. Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2003 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet the Company as of December 31, 2002, and the related consolidated statements of operations, cash flows and shareowners’ equity for the year then ended (not presented herein); our report dated January 31, 2003, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to (1) the Company’s change in its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142 and (2) the application of procedures relating to certain revised disclosures in Notes 5, 9, 17 and 21 related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 8, 2003

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Hall, et al. v. United Airlines, et al.  As discussed on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K), in January 2002, a travel agent in North Carolina filed an amended purported class action lawsuit against numerous airlines, including Delta, in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States which sold tickets from September 1, 1997 to the present on any of the defendant airlines. The lawsuit alleges that Delta and the other airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. The plaintiff, who has requested a jury trial, is seeking in its complaint injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws.

     In September 2002, the District Court granted the plaintiff’s motion for class action certification, certifying a class consisting of all travel agents in the United States, Puerto Rico and the U.S. Virgin Islands which sold tickets on the defendant airlines between 1997 and 2002. In December 2002, the airline defendants filed motions for summary judgment which are pending before the District Court. The trial of this lawsuit is scheduled to begin in February 2004.

     Three groups of travel agents have opted out of the Hall class action lawsuit and asserted similar claims against Delta and other airlines in lawsuits filed in U.S. District Courts in California, Ohio and Texas. The airlines have moved to consolidate these matters for coordinated pretrial proceedings, and all three lawsuits are currently stayed. Similar litigation alleging violations under Canadian competition law is pending against Delta and other airlines in Canada.

     All Direct Travel, Inc., et al. v. Delta Air Lines, et al.  As discussed on pages 17-18 of the Form 10-K, two travel agencies have filed a purported class action lawsuit against Delta in the U.S. District Court for the Central District of California on behalf of all travel agencies from which Delta has demanded payment for breach of the agencies’ contractual and fiduciary duties to Delta in connection with Delta ticket sale transactions during the period from September 20, 1997 to the present. The lawsuit alleges that Delta’s conduct (1) violates the Racketeer Influenced and Corrupt Organizations Act of 1970; and (2) creates liability for unjust enrichment. The plaintiffs, who have requested a jury trial, are seeking in their complaint injunctive and declaratory relief; costs and attorneys fees; and unspecified treble damages.

     The District Court denied the plaintiffs’ motion for class action certification in January 2003, and granted Delta’s motion for summary judgment on all claims in May 2003. Plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.

     Pilot Furlough Grievance  The collective bargaining agreement between Delta and the Air Line Pilots Association, International (“ALPA”), the union representing Delta pilots, generally provides that no pilot on the seniority list as of July 1, 2001 will be furloughed unless the furlough is caused by a circumstance beyond Delta’s control, as defined in that agreement. On June 18, 2003 ALPA submitted a grievance to Delta asserting that Delta’s continued furlough of 250 pilots as a result of the war in Iraq and its consequences violates that agreement. ALPA has requested that those pilots be recalled to active service with Delta effective as of June 1, 2003 with full back pay and benefits for all periods of furlough following that date. Delta disagrees with ALPA’s assertion.

* * *

     An adverse decision in any of the cases discussed above could result in substantial damages against us. We are vigorously defending these matters. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions will not have a material adverse effect on our Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareowners held on April 25, 2003, the owners of Delta Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class, took the following actions:

1.	Elected the persons named below to our Board of Directors by the following vote:

	FOR	WITHHELD

Edward H. Budd	115,604,066	13,407,111
George M.C. Fisher	115,533,381	13,477,796
David R. Goode	115,739,265	13,271,912
Gerald Grinstein	105,737,980	23,273,197
James M. Kilts	118,065,177	10,946,000
Leo F. Mullin	115,203,157	13,808,020
John F. Smith, Jr.	118,109,285	10,901,892
Joan E. Spero	117,639,891	11,371,286
Andrew J. Young	115,554,406	13,456,771

There were no broker non-votes on this matter.

2.	Ratified the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2003 by a vote of 121,673,509 FOR; 5,691,600 AGAINST; and 1,646,068 ABSTENTIONS. There were no broker non-votes on this matter.

3.	Approved amendments to the Delta 2000 Performance Compensation Plan, the Delta Share Stock Option Plan and the Pilots Stock Option Plan to authorize a stock option exchange program by a vote of 98,175,194 FOR; 29,555,264 AGAINST; and 1,280,719 ABSTENTIONS. There were no broker non-votes on this matter.

4.	Defeated a shareowner proposal relating to cumulative voting for the election of directors by a vote of 29,107,281 FOR; 66,378,499 AGAINST; and 13,786,884 ABSTENTIONS. There were 19,738,513 broker non-votes on this matter.

5.	Defeated a shareowner proposal relating to indexing executive stock option grants by a vote of 28,561,806 FOR; 78,464,500 AGAINST; and 2,246,358 ABSTENTIONS. There were 19,738,513 broker non-votes on this matter.

6.	Defeated a shareowner proposal relating to excluding net pension income from net income in determining executive incentive compensation by a vote of 32,560,772 FOR; 75,140,670 AGAINST; and 1,571,222 ABSTENTIONS. There were 19,738,513 broker non-votes on this matter.

7.	Defeated a shareowner proposal relating to the independent auditor providing management consulting services by a vote of 25,477,314 FOR; 81,078,915 AGAINST; and 2,716,435

ABSTENTIONS. There were 19,738,513 broker non-votes on this matter.

8.	Approved a shareowner proposal relating to executive severance agreements by a vote of 58,686,867 FOR; 49,307,138 AGAINST; and 1,278,659 ABSTENTIONS. There were 19,738,513 broker non-votes on this matter.

9.	Approved a shareowner proposal relating to expensing of stock options by a vote of 65,734,726 FOR; 41,315,037 AGAINST; and 2,222,901 ABSTENTIONS. There were 19,738,513 broker non-votes on this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chairman of the Board and Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chairman of the Board and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

99	Memo dated August 11, 2003 from Leo F. Mullin to All Delta Employees titled “Changes in Executive Compensation.”

(b)	Reports on Form 8-K

     On April 17, 2003, Delta furnished a Current Report on Form 8-K reporting, under Item 9 — Regulation FD Disclosure and Item 12 — Results of Operations and Financial Condition, its financial results for the quarter ended March 31, 2003.

     On April 23, 2003, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, four financing transactions with General Electric Capital Corporation, a commitment from a third party for another financing transaction and the termination of a credit facility.

     On May 27, 2003, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, its intention to offer Convertible Senior Notes and filing reconciliations in accordance with Regulation G.

     On May 29, 2003, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, the pricing of its offering of Convertible Senior Notes.

     On June 2, 2003, Delta filed a Current Report on Form 8-K reporting, under Item 5 — Other Events and Regulation FD Disclosure, the closing of its sale of Convertible Senior Notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

	By:	/s/ M. Michele Burns

M. Michele Burns Executive Vice President and Chief Financial Officer

August 13, 2003

Exhibit Index

Exhibit No.	Description

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chairman of the Board and Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chairman of the Board and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

99	Memo dated August 11, 2003 from Leo F. Mullin to All Delta Employees titled “Changes in Executive Compensation.”