Form 10-Q
period 2003-09-30
DELTA AIR LINES INC /DE/
filed 2003-11-14
CIK 27904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☒ No ☐

Number of shares outstanding by each class of common stock,
as of October 31, 2003:

Common Stock, $1.50 par value — 123,461,429 shares outstanding

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
SIGNATURE
Exhibit Index
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 12
EXHIBIT 15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to:

1.	the many effects on us and the airline industry from the terrorist attacks on the United States on September 11, 2001, including the following:

•	the adverse impact on the demand for air travel;

•	the change in our operations and higher costs resulting from new airline and airport security directives and related customer reactions;

•	the availability and cost of war and terrorism risk and other insurance for us; and

•	potential declines in the values of the aircraft in our fleet or facilities and related asset impairment charges;

2.	the availability to us of financing on commercially reasonable terms, which may be influenced by, among other things, airline bankruptcies, the creditworthiness of the airline industry in general and us in particular, and actions by credit rating agencies;

3.	military action in Iraq and continued geopolitical uncertainty, including additional terrorist activity;

4.	general economic conditions, both in the United States and in our markets outside the United States;

5.	the results of the profit improvement initiatives previously announced by us;

6.	the willingness of customers to travel generally, and with us specifically, which could be affected by disease outbreaks, such as Severe Acute Respiratory Syndrome, and our and the industry’s safety record;

7.	competitive factors in our industry, such as airline bankruptcies, the airline pricing environment, the growth of low cost carriers, the ability of other airlines to reduce their costs through bankruptcy or otherwise, international alliances, codesharing programs, capacity decisions by competitors and mergers and acquisitions;

8.	outcomes of negotiations on collective bargaining agreements, including Delta’s current discussions with the Air Line Pilots Association to reduce pilot employment costs, and other labor issues;

9.	changes in the availability or cost of aircraft fuel or fuel hedges;

10.	our future funding obligations under our defined benefit pension plans, which are based on various factors, including actual market performance of our pension plan assets, future 30-year U.S. Treasury bond yields and regulatory requirements;

11.	disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

12.	actions by the United States or foreign governments, including the Federal Aviation Administration and other regulatory agencies; and

13.	the outcome of our litigation.

     Additional information concerning risks and uncertainties that could cause differences between actual results and forward-looking statements is contained in our Annual Report on Form 10-K for the year ended December 31, 2002 and in Pre-Effective Amendment No.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 14, 2003. Caution should be taken not to place undue reliance on our forward-looking statements, which represent our views as of November 14, 2003, and which we have no current intention to update.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,727	$1,969
Restricted cash	205	134
Accounts receivable, net of an allowance for uncollectible accounts of $53 at September 30, 2003 and $33 at December 31, 2002	796	292
Income tax receivable	8	319
Expendable parts and supplies inventories, net of an allowance for obsolescence of $181 at September 30, 2003 and $183 at December 31, 2002	197	164
Deferred income taxes	691	668
Prepaid expenses and other	338	356

Total current assets	4,962	3,902

PROPERTY AND EQUIPMENT:
Flight equipment	20,867	20,295
Accumulated depreciation	(6,272)	(6,109)

Flight equipment, net	14,595	14,186

Flight and ground equipment under capital leases	478	439
Accumulated amortization	(361)	(297)

Flight and ground equipment under capital leases, net	117	142

Ground property and equipment	4,423	4,270
Accumulated depreciation	(2,379)	(2,206)

Ground property and equipment, net	2,044	2,064

Advance payments for equipment	89	132

Total property and equipment, net	16,845	16,524

OTHER ASSETS:
Investments in associated companies	—	174
Goodwill	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization of $177 at September 30, 2003 and $172 at December 31, 2002	97	102
Restricted investments for Boston airport terminal project	336	417
Other noncurrent assets	1,429	1,509

Total other assets	3,954	4,294

Total assets	$25,761	$24,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
LIABILITIES AND SHAREOWNERS' EQUITY	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,005	$666
Current obligations under capital leases	24	27
Accounts payable, deferred credits and other accrued liabilities	1,735	1,921
Air traffic liability	1,539	1,270
Taxes payable	873	862
Accrued salaries and related benefits	1,214	1,365
Accrued rent	215	344

Total current liabilities	6,605	6,455

NONCURRENT LIABILITIES:
Long-term debt	10,939	9,576
Long-term debt issued by Massachusetts Port Authority	498	498
Capital leases	77	100
Postretirement benefits	2,274	2,282
Accrued rent	726	739
Pension and related benefits	3,151	3,242
Other	179	93

Total noncurrent liabilities	17,844	16,530

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	440	478
Deferred revenue and other credits	104	100

Total deferred credits	544	578

COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 6)
EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,887,361 shares issued and outstanding at September 30, 2003, and 6,065,489 shares issued and outstanding at December 31, 2002	424	437
Unearned compensation under employee stock ownership plan	(153)	(173)

Total Employee Stock Ownership Plan Preferred Stock	271	264

SHAREOWNERS’ EQUITY:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,911,284 shares issued at September 30, 2003 and 180,903,373 shares issued at December 31, 2002	271	271
Additional paid-in capital	3,258	3,263
Retained earnings	1,175	1,639
Accumulated other comprehensive loss	(1,494)	(1,562)
Treasury stock at cost, 57,477,097 shares at September 30, 2003 and 57,544,168 shares at December 31, 2002	(2,713)	(2,718)

Total shareowners’ equity	497	893

Total liabilities and shareowners’ equity	$25,761	$24,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Passenger	$3,201	$3,165	$9,181	$9,260
Cargo	113	112	340	332
Other, net	129	143	384	405

Total operating revenues	3,443	3,420	9,905	9,997

OPERATING EXPENSES:
Salaries and related costs	1,564	1,555	4,790	4,619
Aircraft fuel	482	468	1,428	1,208
Depreciation and amortization	298	289	895	861
Contracted services	208	256	659	760
Landing fees and other rents	214	213	644	627
Aircraft maintenance materials and outside repairs	162	182	465	548
Aircraft rent	182	175	544	532
Other selling expenses	128	141	367	426
Passenger commissions	52	72	157	268
Passenger service	86	95	242	287
Asset writedowns, restructuring and related items, net	(7)	225	36	288
Appropriations Act reimbursements	—	—	(398)	—
Stabilization Act compensation	—	(34)	—	(34)
Other	155	168	496	554

Total operating expenses	3,524	3,805	10,325	10,944

OPERATING LOSS	(81)	(385)	(420)	(947)

OTHER INCOME (EXPENSE):
Interest expense	(186)	(165)	(541)	(481)
Interest income	9	9	26	29
Gain (loss) from sale of investments	1	—	284	(3)
Gain (loss) on extinguishment of debt	15	—	—	—
Fair value adjustments of SFAS 133 derivatives	(1)	10	(16)	(33)
Miscellaneous income (expense), net	(11)	4	(10)	19

Total other income (expense)	(173)	(142)	(257)	(469)

LOSS BEFORE INCOME TAXES	(254)	(527)	(677)	(1,416)
INCOME TAX BENEFIT	90	201	231	507

NET LOSS	(164)	(326)	(446)	(909)
PREFERRED STOCK DIVIDENDS	(4)	(4)	(12)	(11)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$(168)	$(330)	$(458)	$(920)

BASIC AND DILUTED LOSS PER SHARE	$(1.36)	$(2.67)	$(3.71)	$(7.46)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	123,389,862	123,285,610	123,371,138	123,257,925

DIVIDENDS PER COMMON SHARE	$—	$0.025	$0.050	$0.075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(446)	$(909)
Adjustments to reconcile net loss to cash provided by operating activities, net	503	556
Changes in certain assets and liabilities, net	314	431

Net cash provided by operating activities	371	78

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(318)	(855)
Ground property and equipment	(245)	(243)
Decrease in restricted investments related to the Boston airport terminal project	81	37
Proceeds from sale of investments	275	24
Proceeds from sale of flight equipment	12	46
Other, net	(1)	(6)

Net cash used in investing activities	(196)	(997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(532)	(418)
Issuance of long-term obligations	1,682	1,598
Payments on notes payable and short term obligations, net	(151)	(780)
Cash dividends on common and preferred stock	(19)	(22)
Make whole payments on extinguishment of ESOP Notes	(15)	—
Redemption of preferred stock	(13)	(13)
Payment on termination of accounts receivable securitization	(250)	—
Other, net	(119)	1

Net cash provided by financing activities	583	366

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	758	(553)
Cash and cash equivalents at beginning of period	1,969	2,210

Cash and cash equivalents at end of period	$2,727	$1,657

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$515	$382
Income taxes, net	$(397)	$(515)

NON-CASH TRANSACTIONS:
Aircraft delivered under seller financing arrangements	$680	$393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

Statistical Summary:
Revenue Passenger Miles (millions)	26,536		27,364		73,494		76,913
Available Seat Miles (millions)	34,509		36,840		99,747		106,439
Passenger Mile Yield	12.06	¢	11.57	¢	12.49	¢	12.04	¢
Operating Revenue Per Available Seat Mile	9.98	¢	9.28	¢	9.93	¢	9.39	¢
Passenger Revenue Per Available Seat Mile	9.28	¢	8.59	¢	9.20	¢	8.70	¢
Operating Cost Per Available Seat Mile	10.21	¢	10.33	¢	10.35	¢	10.28	¢
Passenger Load Factor	76.89%		74.28%		73.68%		72.26%
Breakeven Passenger Load Factor	78.83%		83.29%		77.05%		79.65%
Passengers Enplaned (thousands)	27,059		27,713		77,938		79,758
Revenue Ton Miles (millions)	2,996		3,098		8,374		8,789
Cargo Ton Miles (millions)	342		362		1,024		1,098
Cargo Ton Mile Yield	32.99	¢	31.01	¢	33.17	¢	30.28	¢
Fuel Gallons Consumed (millions)	609		656		1,768		1,889
Average Price Per Fuel Gallon, net of hedging gains	79.15	¢	71.33	¢	80.80	¢	63.93	¢
Number of Aircraft in Fleet, End of Period	829		822		829		822
Full-Time Equivalent Employees, End of Period	70,100		76,000		70,100		76,000

DELTA AIR LINES, INC.
Aircraft Fleet Table
(Unaudited)

     Our total aircraft fleet, orders, options and rolling options at September 30, 2003 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet

Aircraft Type	Owned	Leased	Total	Orders		Options	Rolling Options

B-737-200	4	48	52	—		—	—
B-737-300	—	26	26	—		—	—
B-737-800	71	—	71	61	(1)	60	227
B-757-200	77	44	121	—		20	38
B-767-200	15	—	15	—		—	—
B-767-300	4	24	28	—		—	—
B-767-300ER	51	8	59	—		10	8
B-767-400	21	—	21	—		24	—
B-777-200	8	—	8	5		20	10
MD-11	8	6	14	—		—	—
MD-88	63	57	120	—		—	—
MD-90	16	—	16	—		—	—
ATR-72	4	15	19	—		—	—
CRJ-100/200	104	122	226	—		178	—
CRJ-700	33	—	33	25		157	—

Total	479	350	829	91		469	283

(1) In October 2003, we entered into a definitive agreement with a third party to sell 11 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2005. These 11 B-737-800 aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer. For additional information about our sale agreement, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

The table above reflects the following changes which occurred during the September 2003 quarter:

*	We accepted delivery of 15 CRJ-200 and six CRJ-700 aircraft.

*	We retired our remaining eight EMB-120 aircraft.

The table above includes the following 24 aircraft, which have been temporarily grounded: nine B-737-200, three B-767-200, one B-767-300ER and 11 MD-11 aircraft.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements
September 30, 2003
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

     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, asset writedowns, and restructuring and related items, considered necessary for a fair statement of results for the interim periods presented. We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.

     Due to seasonal variations in the demand for air travel and other factors, operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of operating results for the entire year.

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

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the tables below have been prepared assuming the approximately 32 million stock options canceled on June 25, 2003 under our stock option exchange program (Exchange Program) were immediately reissued as approximately 12 million new stock options. Accordingly, these disclosures include estimates about (1) the number of stock options that will be reissued; (2) the grant price on the date of reissue; (3) the risk-free interest rate; (4) the expected life of the new stock options; and (5) the expected volatility of our common stock. When these stock options are actually reissued (which we expect to occur on December 26, 2003), the estimates will be adjusted based on actual data at that time and may differ materially from the estimates shown below. For additional information about our Exchange Program, see Note 1 of the Notes to the Condensed Consolidated Financial Statements (pages 9-11) in our Form 10-Q for the quarter ended June 30, 2003.

     The estimated fair values of stock options granted during the three and nine months ended September 30, 2003 and 2002 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of a stock option granted in the periods presented:

	Stock Options Granted During the

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Assumption	2003	2002	2003	2002

Risk-free interest rate	—	3.4%	2.2%	4.7%
Average expected life of stock options (in years)	—	6.5	5.2	6.5
Expected volatility of common stock	—	43.7%	54.3%	32.9%
Expected annual dividends on common stock	—	$0.10	$—	$0.10
Weighted average fair value of a stock option granted	—	$8	$7	$13

     The following table shows what our net loss and loss per share would have been for the three and nine months ended September 30, 2003 and 2002, had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” using the assumptions in the table above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share data)	2003	2002	2003	2002

Net loss:
As reported	$(164)	$(326)	$(446)	$(909)
Stock option compensation expense determined under the fair value based method, net of tax	(8)	(14)	(24)	(39)

As adjusted for the fair value method under SFAS 123	$(172)	$(340)	$(470)	$(948)

Basic and diluted loss per share:
As reported	$(1.36)	$(2.67)	$(3.71)	$(7.46)
As adjusted for the fair value method under SFAS 123	$(1.43)	$(2.79)	$(3.91)	$(7.78)

2.	NEW ACCOUNTING STANDARDS

     On February 1, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities (FIN 46),” which addresses how to identify variable interest entities and the criteria that require a company to consolidate such entities in its financial statements. FIN 46, as amended, was effective on February 1, 2003 for new transactions and is effective for reporting periods ending after December 15, 2003 for transactions entered into prior to February 1, 2003. We have not entered into any new transactions subject to FIN

46 since February 1, 2003.

     We have completed our preliminary evaluation of our transactions entered into prior to February 1, 2003 related to (1) contract carriers; (2) certain aircraft operating leases; (3) special facilities revenue bonds; and (4) fuel consortiums. We have determined that we neither hold a significant variable interest in, nor are the primary beneficiary of, any of these arrangements. While we will continue to evaluate these arrangements as new guidance related to this interpretation becomes available, we do not expect the final adoption of FIN 46 during the December 2003 quarter to materially impact our Consolidated Financial Statements.

3.	DERIVATIVE INSTRUMENTS

     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), we record all derivative instruments on our Consolidated Balance Sheets at fair market value and recognize certain changes in these fair market values in our Consolidated Statements of Operations. SFAS 133 applies to the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in certain companies. The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

		Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Change in time value of fuel hedge contracts	$(10)	$(1)	$(52)	$(27)
Ineffective portion of fuel hedge contracts	3	19	22	24
Fair value adjustment of equity rights	6	(8)	14	(30)

Fair value adjustments of SFAS 133 derivatives, pretax	$(1)	$10	$(16)	$(33)

Total, net of tax	$(1)	$6	$(11)	$(21)

Fuel Hedging Program

     At September 30, 2003, our fuel hedge contracts had an estimated short-term fair market value of $62 million, which was recorded in prepaid expenses and other on our Consolidated Balance Sheets, and an estimated long-term fair market value of $8 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheets. Unrealized gains of $20 million, net of tax, were recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at September 30, 2003. For additional information about SFAS 133 and our fuel hedging program, see Note 4 of the Notes to the Consolidated Financial Statements (pages 40-41) in our Annual Report.

Equity Warrants and Other Similar Rights

     At September 30, 2003, the total fair market value of our equity warrants and other similar rights was $35 million. The changes in fair market value of these rights are recorded in our Consolidated Statements of Operations as fair value adjustments of SFAS 133 derivatives. For additional information about these equity interests, see Notes 2 and 22 of the Notes to the Consolidated Financial Statements (pages 37-39 and pages 64-65, respectively) in our Annual Report.

4.	INTANGIBLE ASSETS

     The following table presents information about our intangible assets, other than goodwill, at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Leasehold and operating rights	$125	$(91)	$125	$(86)
Other	3	(1)	3	(1)

Total	$128	$(92)	$128	$(87)

	Net Carrying	Net Carrying
(in millions)	Amount	Amount

Intangible assets not subject to amortization:
International routes	$60	$60
Other	1	1

Total	$61	$61

5.	DEBT INSTRUMENTS

Future Maturities

     The following table summarizes the scheduled maturities of our debt, including current maturities, at September 30, 2003:

Years Ending December 31,	Principal
(in millions)	Amount

2003	$102
2004	1,006
2005	1,247
2006	765
2007	453
After 2007	8,869

Total	$12,442

Debt Exchange Offer

     In September 2003, we completed a debt exchange offer relating to $300 million principal amount of our 6.65% Series C Medium-Term Notes due 2004 (2004 Notes), and $500 million principal amount of our 7.70% Senior Notes due 2005 (2005 Notes). Under the exchange offer, qualified institutional buyers could elect to exchange (1) for each $1,000 principal amount of 2004 Notes tendered, $650 cash and $409.50 principal amount of new 10% Senior Notes due August 15, 2008

(2008 Notes), and (2) for each $1,000 principal amount of 2005 Notes tendered, $1,120 principal amount of new 2008 Notes.

     As a result of the exchange offer, $64 million principal amount of the 2004 Notes and $198 million principal amount of the 2005 Notes were tendered. We paid a total of $47 million in cash (including $5 million in accrued interest) and issued an aggregate of $248 million principal amount of 2008 Notes. This transaction qualified as a debt extinguishment and, accordingly, we recorded the issuance of the 2008 Notes at a fair value of $211 million, which reflects a $37 million original issue discount. This discount will be amortized to interest expense through August 15, 2008. Of the $47 million payment, we recorded $42 million as a payment on long-term debt and capital lease obligations and $5 million as a change in certain assets and liabilities, net in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2003. As a result of this transaction, we also recorded a $15 million gain ($9 million net of tax) on extinguishment of debt in other income (expense) on our Consolidated Statements of Operations during the September 2003 quarter.

Other Financing Arrangements

     On January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft. At September 30, 2003, total borrowings outstanding under this facility, as amended, were $414 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin.

     In July 2003, we entered into financing arrangements under which we borrowed a total of $286 million. These borrowings are due in installments through May 2021; are secured by six CRJ-700 and 12 CRJ-200 aircraft; and bear interest at LIBOR plus a margin. A portion of these borrowings was used to refinance $215 million of outstanding interim financing for six CRJ-700 and seven CRJ-200 aircraft.

     For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements (pages 43-46) in our Annual Report and Note 5 of the Notes to the Condensed Consolidated Financial Statements (pages 14-15) in our Form 10-Q for the quarter ended June 30, 2003.

6.	COMMITMENTS

Aircraft & Engine Order Commitments

     Future expenditures for aircraft and engines on order as of September 30, 2003 are estimated to be $4.1 billion. The following table shows the timing of these commitments, which include our payments to purchase from the manufacturer 11 B-737-800 aircraft that we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us in 2005 (for additional information about the sale agreement, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

Year Ending December 31,
(in billions)	Amount

2003	$0.1
2004	0.7
2005	1.2
2006	1.3
2007	0.8

Total	$4.1

Contract Carrier Agreement Commitments

     We have contract carrier agreements with three regional air carriers, Atlantic Coast Airlines, Inc. (ACA), SkyWest Airlines, Inc. (SkyWest) and Chautauqua Airlines, Inc. (Chautauqua), a regional air carrier which is a subsidiary of Republic Airways Holdings, Inc. The total number of aircraft operated under these agreements was 137 and 92 at September 30, 2003 and September 30, 2002, respectively.

     Under our ASM-buy arrangements, we schedule certain aircraft that are operated by the above airlines using our flight code, sell the seats on those flights and retain the related revenues. We pay the above airlines a contractually defined amount based on their cost of operating those flights and other factors which are intended to approximate market rates for these services. The following table shows the total number of available seat miles (ASMs) operated for us by ACA, SkyWest and Chautauqua, and our expenses related to the ASM-buy arrangements, for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

ASMs (1)	1,415	882	3,696	2,570
Expenses	$213	$145	$571	$402

(1)	These ASMs are not included in our ASMs on page 7 of this Form 10-Q.

     Effective August 1, 2003, we changed certain routes SkyWest operates for us from an ASM-buy arrangement to a prorate flying arrangement pursuant to a new agreement entered into with SkyWest. Under the new agreement, SkyWest controls scheduling, ticketing, pricing, and seat inventories for these routes and we receive a prorated portion of each passenger fare. This change has not had a material impact on our Condensed Consolidated Financial Statements.

     For additional information about our agreements with ACA, SkyWest and Chautauqua, see Notes 9 and 22 of the Notes to the Consolidated Financial Statements (pages 48-50 and pages 64-65, respectively) in our Annual Report.

7.	SHAREOWNERS’ EQUITY

     During the nine months ended September 30, 2003, we issued 7,911 shares of common stock and distributed a net total of 67,071 shares from treasury under our 2000 Performance Compensation Plan and the Non-Employee Directors’ Stock Plan. For additional information about our stock compensation plans, see Note 12 of the Notes to the Consolidated Financial Statements (pages 55-57) in our Annual Report.

8.	COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes (1) reported net income (loss); (2) additional minimum pension liability adjustments; and (3) unrealized gains and losses on marketable equity securities and fuel derivative instruments that qualify for hedge accounting. The following table shows our comprehensive loss for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Net loss	$(164)	$(326)	$(446)	$(909)
Other comprehensive income (loss)	(13)	1	68	7

Comprehensive loss	$(177)	$(325)	$(378)	$(902)

     The following table shows the components of accumulated other comprehensive loss at September 30, 2003 and the activity for the nine months then ended:

	Additional
	Minimum	Fuel	Marketable
	Pension	Derivative	Equity
(in millions)	Liability	Instruments	Securities	Total

Balance at December 31, 2002	$(1,586)	$29	$(5)	$(1,562)

Minimum liability adjustment	116	—	—	116
Unrealized gain	—	116	6	122
Realized gain	—	(131)	(5)	(136)
Impairment	—	—	8	8
Tax effect	(44)	6	(4)	(42)

Net of tax	72	(9)	5	68

Balance at September 30, 2003	$(1,514)	$20	$—	$(1,494)

     We anticipate that gains of $19 million, net of tax, will be realized over the 12 months ending September 30, 2004 and $1 million thereafter as fuel hedge contracts settle and the related aircraft fuel purchases being hedged are consumed and recognized in expense. For additional information about our fuel hedge contracts, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to the Condensed Consolidated Financial Statements (pages 12-13) in our Form 10-Q for the quarter ended June 30, 2003. For information about our additional minimum pension liability, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, Note 11 of the Notes to the Consolidated Financial Statements (pages 51-55) in our Annual Report and Note 9 of the Notes to the Condensed Consolidated Financial Statements (page 16) in our Form 10-Q for the quarter ended March 31, 2003.

9.	GEOGRAPHIC INFORMATION

     We are managed as a single business unit that provides air transportation for passengers and cargo. For additional information about how we manage our business, see Note 15 of the Notes to the Consolidated Financial Statements (pages 58-59) in our Annual Report. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

North America	$2,755	$2,687	$8,108	$8,063
Atlantic	525	557	1,316	1,427
Latin America	134	139	404	415
Pacific	29	37	77	92

Total	$3,443	$3,420	$9,905	$9,997

10.	RESTRUCTURING AND OTHER RESERVES

     The following table shows our restructuring and other reserve balances as of September 30, 2003 and the activity for the nine months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs:

		Severance and Related Costs

		2002	2001
		Workforce	Workforce
	Facilities	Reduction	Reduction
(in millions)	and Other	Programs	Programs

Balance at December 31, 2002	$65	$71	$3

Payments	(7)	(41)	(2)
Adjustments	(9)	—	—

Balance at September 30, 2003	$49	$30	$1

     The facilities and other reserve represents costs related primarily to (1) lease payments to be paid on closed facilities and (2) contract termination fees. The reserve for the 2002 workforce reduction programs primarily represents (1) employee severance costs and (2) medical benefits for employees who received severance or are participating in certain leave of absence programs.

     During the nine months ended September 30, 2003, we recorded an adjustment of $9 million, including $7 million in the September 2003 quarter, to the facilities and other reserves balance based on revised estimates of remaining costs due primarily to changes in certain facility lease terms. For additional information about our charges for restructuring and related items recorded in prior years, see Notes 16 and 17 of the Notes to the Consolidated Financial Statements (pages 59-62) in our Annual Report, and Note 11 of the Notes to the Condensed Consolidated Financial Statements (page 18) in our Form 10-Q for the quarter ended June 30, 2003.

11.	EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share data)	2003	2002	2003	2002

BASIC AND DILUTED:
Net loss	$(164)	$(326)	$(446)	$(909)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(4)	(12)	(11)

Net loss available to common shareowners	$(168)	$(330)	$(458)	$(920)

Weighted average shares outstanding	123.4	123.3	123.4	123.3

Basic and diluted loss per share	$(1.36)	$(2.67)	$(3.71)	$(7.46)

     For the three and nine months ended September 30, 2003, we excluded from the diluted loss per share computation (1) 34 million and 45 million stock options, respectively, because the exercise price of the options was greater than the average price of our common stock; (2) seven million additional shares because their effect on our loss per share was anti-dilutive; and (3) the shares issuable upon conversion of our 8% Convertible Senior Notes due 2023 because the contingent conditions for conversion have not been met.

     For both the three and nine months ended September 30, 2002, we excluded from the diluted loss per share computation (1) 54 million stock options because the exercise price of the options was greater than the average price of common stock, and (2) seven million additional shares because their effect on our loss per share was anti-dilutive.

12.	SUBSEQUENT EVENTS

Sale of Aircraft

     In October 2003, we entered into a definitive agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005. As a result of this transaction we recorded a $26 million charge, net of tax, in October 2003.

     We have agreed to pay the third party for a designated period with respect to each of the 11 B-737-800 aircraft, an amount equal to the excess, if any, of a specified rate over the rate at which the third party leases the aircraft to another party. The maximum undiscounted amount we could be required to pay for all 11 aircraft totals approximately $70 million. While we cannot predict with certainty whether we will be required to make a payment under this provision, we believe that the possibility of this event is not likely given the current and estimated future marketability of these aircraft.

     We have also granted the third party an option to purchase up to 10 additional B-737-800 aircraft scheduled for delivery to us in 2006.

Pension Plans

     We sponsor defined benefit pension plans for eligible employees and retirees. For additional information about these pension plans, see Note 11 of the Notes to the Consolidated Financial Statements (pages 51-55) in our Annual Report.

     Additional Minimum Pension Liability Adjustment. At December 31, 2003, we will record an additional minimum pension liability adjustment related to our defined benefit pension plans which will reduce shareowners’ equity. This non-cash adjustment, estimated to be approximately $700 million, net of tax, will affect our Consolidated Balance Sheet at December 31, 2003, but will not impact our Consolidated Statement of Operations for the December 2003 quarter. The actual adjustment may differ materially from this estimate because it will be based on the extent to which our accumulated benefit obligation (ABO) under our defined benefit pension plans on September 30, 2003 exceeded the fair value of the plan assets on that date. We have not yet determined the ABO of these plans as of that date.

     We will record this adjustment in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). SFAS 87 requires that an additional minimum pension liability be recognized at year end in an amount at least equal to the amount by which the ABO exceeds the fair value of the plan assets at the measurement date. This amount is charged to an intangible asset to the extent of any unrecognized prior service costs and unrecognized transition obligation. Any amount in excess is charged, net of tax, to accumulated other comprehensive loss.

     Settlement Charge. During the December 2003 quarter, we will record a non-cash charge related to our pilots’ defined benefit pension plan resulting from a significant increase in pilot retirements; this non-cash charge relates to approximately 620 pilot retirements during the year ended September 30, 2003. This non-cash charge is estimated to be approximately $140 million, net of tax, and will be recorded in our operating expenses on our Consolidated Statement of Operations during the

December 2003 quarter. The actual settlement charge may differ materially from the estimated charge because the actual charge will be based on, among other things, the projected benefit obligation (PBO) under the pilots’ defined benefit pension plan on September 30, 2003. We have not yet determined the PBO under that plan as of that date.

     We will record this charge in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds the total of the service and interest cost components of pension expense for the same period. In accordance with SFAS 88, we must record the unrecognized net actuarial plan loss incurred to date in proportion to the amount of the obligation that has been settled. The unrecognized net actuarial plan loss largely equates to the difference between the PBO and the fair value of plan assets.

Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock)

     Delaware law generally prohibits a company from paying dividends on its stock, or redeeming or purchasing its stock for cash or other property, unless the company has sufficient surplus. Surplus is generally defined as the excess of a company’s net assets over the aggregate par value of its issued stock. Due to the effect of the additional minimum pension liability adjustment and settlement charge discussed above, we believe we will have a negative surplus at December 31, 2003. Accordingly, effective December 2003, our Board of Directors took the following actions to comply with Delaware law:

•	Suspended indefinitely the payment of dividends on our ESOP Preferred Stock. Unpaid dividends will accrue without interest until paid at a rate of $4.32 per share per year.

•	Changed the form of payment we will use to redeem shares of the ESOP Preferred Stock when redemptions are required under our Delta Family-Care Savings Plan. For the indefinite future, we will pay the redemption price of $72 per share plus accrued and unpaid dividends in shares of our common stock rather than in cash.

     For additional information about our ESOP Preferred Stock, see Notes 11 and 12 of the Notes to the Consolidated Financial Statements (pages 51-57) in our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Business Environment

     Since September 11, 2001, Delta and the airline industry have experienced the worst financial crisis in aviation history. Substantial revenue declines, coupled with significant cost pressures, have resulted in industry-wide liquidity issues and the restructuring of certain major hub and spoke carriers due to bankruptcy or near-bankruptcy. These events have fundamentally altered our industry.

     Additionally, during 2003, the industry’s financial results have been negatively impacted by the military action in Iraq and the Severe Acute Respiratory Syndrome outbreak. Although there has been some improvement in passenger demand since the end of major military combat in Iraq in May 2003, the demand and revenue environment remains weak.

Revenues

     Our revenues for the three and nine months ended September 30, 2003, continued to be adversely impacted by revenue challenges faced during 2002, including (1) a sharp decline in high-yield business travel after the September 11, 2001 terrorist attacks; (2) industry capacity exceeding passenger demand, which resulted in heavy fare discounting to stimulate demand; and (3) a reduction in traffic due to the real and perceived “hassle factor” resulting from increased airport security measures.

     In addition to the revenue challenges discussed above, our revenues have been adversely impacted by the growth of the low cost carriers, the weakness of the U.S. and world economies, and increased price-sensitivity in customers’ purchasing behavior. This change in purchasing behavior has facilitated the growth of low cost carriers, which are continuing to expand in our key markets.

     Additionally, the depressed demand and revenue environment that existed in 2002 further deteriorated during the nine months ended September 30, 2003, primarily in the March and June 2003 quarters, due to the threatened and actual military action in Iraq, which reduced the demand for air travel. International traffic, particularly in our Atlantic region, experienced the greatest impact related to these events, declining 15% for the nine months ended September 30, 2003 as compared to the same period a year ago. Year-over-year increases in military charter revenues partially offset the negative impact of these events. In April 2003, we implemented a 12% reduction in planned mainline capacity in response to the decline in demand due to the military action in Iraq; by the end of 2003, we will have restored most of these capacity reductions. During the September 2003 quarter, we realized somewhat lower revenues, in part due to the capacity reductions associated with the military action in Iraq.

     After September 11, 2001, the U.S. government imposed a passenger security fee which airlines are required to collect from customers and then remit to the government. Due to the weak demand and revenue environment, this action has negatively impacted our revenues because we have not been able to increase our fares to pass these fees on to our customers. Under the Emergency Wartime Supplemental Appropriations Act (Appropriations Act), this fee was suspended for tickets sold between June 1, 2003 through September 30, 2003, which positively impacted our revenues during the September 2003 quarter. We believe that the re-imposition of the passenger security fee on October 1, 2003 will adversely affect our revenues in future periods.

Costs

     Our year-over-year cost pressures during the three and nine months ended September 30, 2003 included increases in (1) pension expense, primarily due to increased obligations resulting from declining interest rates, a decrease in the fair value of our pension plan assets and annual scheduled pilot pay increases; (2) fuel expense, mainly due to the rise in fuel prices in the period leading up to the military action in Iraq; and (3) interest expense, largely due to higher levels of debt outstanding. These costs increased by a total of approximately $110 million and $500 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods a year ago.

     As previously reported, we estimate total annual increases for 2003 compared to 2002 related to pension and interest expense will be approximately $375 million to $400 million. Based on our current assumptions, we estimate that our fuel expenses will not be significantly different for the three months ending December 31, 2003, than they were in the corresponding period a year ago.

     Salaries and related costs represent 44% and 46% of our total operating expenses for the three and nine months ended September 30, 2003, respectively. We have taken steps, such as workforce reductions and changes in our non-pilot employee benefits, to reduce employee-related costs. However, our pilot cost structure is significantly higher than our peers. Our current Delta pilot contract does not become amendable until May 1, 2005. In October 2003, we presented a revised proposal to the Air Line Pilots Association (ALPA), which represents Delta’s pilots, to move toward a competitive pilot cost structure. We cannot predict the outcome of these discussions.

Initiatives

     It is essential for us to reduce our costs to compete in the current business environment due to the (1) weak demand and revenue environment; (2) reduced cost structures achieved by other major hub and spoke air carriers resulting from bankruptcy and near-bankruptcy restructurings; and (3) the continuing growth of low cost carriers. Accordingly, during 2003, we continued to develop and implement initiatives to achieve our goal of reducing non-fuel unit costs by 15% by the end of 2005, as compared to 2002.

     Our profit improvement initiatives fall into the following three categories, which focus on cost savings and revenue enhancements:

•	Travel Process and Customer Service Initiatives. These initiatives are intended to redesign the travel process to better serve our customers while increasing efficiency. Travel process and customer service initiatives include, among other things, enhancing airport self-service (such as the installation of kiosks and Delta direct dial phones, and improvements in airport lobby design) and increasing productivity in ground handling processes.

•	Operational and Product Initiatives. These initiatives are intended to enhance operational efficiency and redefine our product portfolio to meet changing market demand. Operational and product initiatives include our marketing alliance with Continental Airlines and Northwest Airlines and the launch of Song, our new low-fare service.

•	Workforce Initiatives. These initiatives are intended to increase productivity and reduce employment costs while strengthening a performance-based culture.

     While operating expenses increased $413 million in the September 2003 quarter as compared to the June 2003 quarter, this increase primarily reflects $398 million of reimbursements we received from the U.S. government under the Appropriations Act in the June 2003 quarter; these reimbursements were recorded as an offset to operating expenses in the June 2003 quarter. Therefore, our remaining operating expenses were not materially different for the September 2003 quarter as compared to the June 2003 quarter. This illustrates the increased productivity realized from our profit improvement initiatives because capacity was 8% higher in the September 2003 quarter than the June 2003 quarter. While this result reflects good progress in keeping with our plans, we must continue to reduce our costs to compete in this current business environment.

     In September 2003, we announced the restructuring of operations at our Salt Lake City hub, which will take effect in January 2004. This restructuring, which is one of our operational and product initiatives, will increase departures, while decreasing hub capacity by over 13% year-over-year, primarily through the replacement of mainline aircraft with the increased use of regional jet aircraft.

Liquidity

     At September 30, 2003, our cash and cash equivalents totaled $2.7 billion compared to $2.0 billion at December 31, 2002. We do not have any existing undrawn lines of credit other than certain financing commitments from a third party related to the acquisition of regional jet aircraft. For further information about our liquidity, see the Financial Condition and Liquidity section of Management’s Discussion and Analysis in this Form 10-Q.

Outlook

     We expect to report a net loss of approximately $365 million to $415 million for the December 2003 quarter. This includes (1) an estimated $140 million settlement charge, net of tax, related to the pilots’ defined benefit pension plan and (2) a $26 million charge, net of tax, associated with the planned sale of 11 B-737-800 aircraft. For additional information about these charges, see the Financial Condition and Liquidity section of Management’s Discussion and Analysis in this Form 10-Q.

Three Months Ended September 30, 2003 and 2002

Net Loss and Loss per Share

     Our unaudited consolidated net loss was $164 million for the September 2003 quarter ($1.36 diluted loss per share), compared to a net loss of $326 million ($2.67 diluted loss per share) in the September 2002 quarter.

Operating Revenues

     Operating revenues totaled $3.4 billion in the September 2003 quarter, a 1% increase compared to the depressed level recorded in the September 2002 quarter. Passenger revenues increased 1% to $3.2 billion. This 1% increase in passenger revenues, in conjunction with 6% lower capacity, resulted in an 8% rise in passenger revenue per available seat mile. Revenue passenger miles decreased 3% on a capacity decline of 6%, while passenger mile yield increased 4%. For additional information about factors impacting our passenger revenues for the September 2003 quarter, see the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q.

North American Passenger Revenues - North American passenger revenues increased 2% to $2.5 billion for the September 2003 quarter. Revenue passenger miles decreased 1% on a capacity decrease of 5%, while passenger mile yield rose 3%. Load factors increased by 3.0 points, reflecting the 1% decline in revenue passenger miles and 5% decrease in capacity.

International Passenger Revenues - International passenger revenues decreased 4% to $641 million during the September 2003 quarter. Revenue passenger miles decreased 11% on a capacity decline of 13%, while passenger mile yield increased 8%. The 13% decline in capacity was the primary reason for the 4% decrease in international passenger revenues. The increase in passenger mile yield primarily relates to the reduction of capacity in certain markets and favorable foreign currency exchange rates.

Cargo and Other Revenues - Cargo revenues increased 1%, or $1 million, in the September 2003 quarter. Cargo ton miles decreased 6%, while cargo ton mile yield increased 6%. Other revenues decreased 10%, or $14 million. The decrease in other revenues primarily reflects a 4% decrease due to codeshare contract amendments effective in the September 2003 quarter and a 4% decline related to codeshare revenue.

Operating Expenses

     Operating expenses for the September 2003 quarter totaled $3.5 billion, a 7% decrease from $3.8 billion in the September 2002 quarter. Operating capacity declined 6% to 35 billion available seat miles. Cost per available seat mile decreased 1% to 10.21¢ from 10.33¢. The reduction in operating expenses and cost per available seat mile primarily reflects (1) $225 million of asset writedowns, restructuring and related items, net and (2) $34 million of Stabilization Act compensation. These items were recorded during the September 2002 quarter and are discussed below.

     Salaries and related costs increased 1% to $1.6 billion. This primarily reflects a 5% increase due to higher pension expense (which includes savings realized in 2003 from changes to our non-pilot pension plan), a 2% increase due to salary and benefit rate increases, primarily for pilots in the June 2003 quarter, and a 1% increase due to growth in our wholly owned regional jet operations. These increases were partially offset by a 7% decrease resulting from our 2002 workforce reduction programs.

     Aircraft fuel expense totaled $482 million during the September 2003 quarter, a 3% increase. This primarily reflects a 9% rise due to higher fuel prices, a 4% increase resulting from growth in our wholly owned regional jet operations and a 1% increase due to lower fuel hedge gains, partially offset by an 11% decrease due to capacity reductions and fuel efficiencies. The average fuel price per gallon increased 11% to 79.15¢. Total gallons consumed decreased 7%. Our fuel cost is shown net of fuel hedge gains of $26 million in the September 2003 quarter and $32 million in the September 2002 quarter. Approximately 53% and 50% of our aircraft fuel requirements were hedged during the

September 2003 and 2002 quarters, respectively.

     Depreciation and amortization expense increased 3%. This primarily reflects a 2% increase in depreciation resulting from regional jet aircraft purchases and a 2% rise due to an increase in software amortization associated with completed technology projects.

     Contracted services expense decreased 19%, primarily reflecting a 5% decline from the suspension of air carrier security fees under the Appropriations Act, a 3% decrease due to information technology-related costs, and a 3% decrease due to reduced capacity and traffic. For additional information about the Appropriations Act, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (pages 20-21) in our Form 10-Q for the quarter ended June 30, 2003.

     Landing fees and other rents remained relatively flat, primarily reflecting a 1% increase due to higher facility rates offset by a 1% decrease in landing fees mainly from reduced capacity. Aircraft maintenance materials and outside repairs expense decreased 11%, primarily from reduced maintenance volume and materials consumption as a result of process improvement initiatives, lower capacity and our fleet simplification program. Aircraft rent increased 4% primarily reflecting a 3% rise due to our decision in the December 2002 quarter to return certain leased B-737-300 aircraft to service during 2003 and a 1% increase due to sale-leaseback transactions completed in the December 2002 quarter. For additional information about the return to service of the leased B-737-300 aircraft, see Note 16 of the Notes to the Consolidated Financial Statements (pages 59-61) in our Annual Report.

     Other selling expenses declined 9%, primarily reflecting a 9% decrease due to lower booking fees mainly from decreased traffic and a 4% decline resulting from the sale of mileage credits under our SkyMiles program since a portion of this revenue is recorded as an offset to other selling expenses. These decreases were partially offset by a 4% increase due to higher advertising costs related to the ramp up of Song, our new low-fare operation which began service in April 2003. Passenger commissions expense declined 28%, primarily reflecting an 11% decrease due to the change in our commission rate structure in the prior year, which resulted in the elimination of travel agent base commissions for tickets sold in the U.S. and Canada, and an 8% decline from the cancellation or re-negotiation of certain travel agent contracts. Passenger service expense decreased 9%, primarily due to lower cleaning and food costs resulting from capacity reductions, and certain meal service-related cost savings initiatives.

     During the September 2003 quarter, we recorded a $7 million ($5 million net of tax, or $0.04 diluted earnings per share) reduction to operating expenses reflecting revised estimates of remaining costs for certain prior year restructuring reserves. During the September 2002 quarter, asset writedowns, restructuring and related items, net totaled $225 million ($142 million net of tax, or $1.15 diluted earnings per share) reflecting (1) $220 million of asset writedowns related to certain B-727-200 and MD-11 aircraft, and MD-11 spare parts inventory; (2) $18 million for expenses related to the temporary carrying cost of surplus pilots and grounded aircraft resulting from our capacity reductions which became effective on November 1, 2001, as well as related requalification training and relocation costs for certain pilots; and (3) a $13 million reduction to operating expenses due to revised estimates of remaining costs for certain prior year restructuring reserves.

     Stabilization Act compensation totaled $34 million ($22 million net of tax, or $0.18 diluted earnings per share) for the September 2002 quarter. This amount represented the final installment of compensation under the Air Transportation Safety and System Stabilization Act (Stabilization Act). For additional information about the Stabilization Act, see Note 19 of the Notes to the Consolidated Financial Statements (pages 63-64) in our Annual Report.

     Other operating expenses decreased 8%, primarily due to lower insurance rates associated with U.S. government-provided insurance policies in 2003, lower volume-related insurance premiums due to decreased operations and re-negotiated insurance rates.

Operating Loss and Operating Margin

     We incurred an operating loss of $81 million for the September 2003 quarter, compared to an operating loss of $385 million in the September 2002 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (2%) and (11%) for the September 2003 and September 2002 quarters, respectively.

Other Income (Expense)

     Other expense, net in the September 2003 quarter was $173 million, compared to other expense, net of $142 million in the September 2002 quarter. This change is primarily attributable to the following:

•	Interest expense increased $21 million in the September 2003 quarter compared to the September 2002 quarter primarily due to higher levels of debt outstanding.

•	We recorded a gain on extinguishment of debt in the September 2003 quarter of $15 million ($9 million net of tax, or $0.08 diluted earnings per share) related to the completion of a debt exchange offer in September 2003. For additional information about the debt exchange offer, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Fair value adjustments of derivatives accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), resulted in a charge of $1 million in the September 2003 quarter compared to a gain of $10 million in the September 2002 quarter. These adjustments relate to derivative instruments we use in our fuel hedging program and our equity warrants and other similar rights in certain companies, primarily priceline.com, Incorporated (priceline) and Republic Airways Holdings, Inc. (Republic). For additional information about SFAS 133, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Miscellaneous expense, net was $11 million for the September 2003 quarter compared to miscellaneous income, net of $4 million for the September 2002 quarter. This change is primarily due to income from our equity investment in Worldspan recorded in the September 2002 quarter. We sold this investment in June 2003.

Nine Months Ended September 30, 2003 and 2002

Net Loss and Loss per Share

     Our unaudited consolidated net loss was $446 million for the nine months ended September 30, 2003 ($3.71 diluted loss per share), compared to a net loss of $909 million ($7.46 diluted loss per share) for the nine months ended September 30, 2002.

Operating Revenues

     Operating revenues totaled $9.9 billion for the nine months ended September 30, 2003, a 1% decrease from the depressed level recorded for the nine months ended September 30, 2002. Passenger revenues decreased 1% to $9.2 billion. This 1% decrease in passenger revenues, in conjunction with 6% lower capacity, resulted in a 6% rise in passenger revenue per available seat mile. Revenue passenger miles decreased 4% on a capacity decline of 6%, while passenger mile yield increased 4%. For additional information about factors impacting our passenger revenues for the nine months ended September 30, 2003, see the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q.

North American Passenger Revenues - North American passenger revenues decreased 1% to $7.4 billion for the nine months ended September 30, 2003. Revenue passenger miles decreased 1% on a capacity decrease of 4%, while passenger mile yield increased 1%. Load factors increased by 2.1 points, reflecting the 1% decline in revenue passenger miles and 4% decrease in capacity.

International Passenger Revenues - International passenger revenues decreased 7% to $1.6 billion during the nine months ended September 30, 2003. Revenue passenger miles decreased 15% on a capacity decline of 15%, while passenger mile yield increased 9%. The decline in international revenue passenger miles, particularly in the Atlantic region, is due to the reduction in traffic in the period leading up to and during the military action in Iraq. The increase in passenger mile yield primarily relates to the reduction of capacity in certain markets and favorable foreign currency exchange rates.

Cargo and Other Revenues - Cargo revenues increased 2%, or $8 million, for the nine months ended September 30, 2003, which primarily reflects higher European import volume and rates (including increased surcharges), and favorable foreign currency exchange rates, partially offset by a lower volume of first class mail. Cargo ton miles decreased 7%, while cargo ton mile yield increased 10%. Other revenues decreased 5%, or $21 million. The decrease in other revenues primarily reflects a 6% decrease due to lower revenue from certain mileage partnership arrangements and a 4% decline related to codeshare revenue, which was partially offset by a 5% increase resulting from higher miscellaneous revenues primarily due to new passenger and ticketing policies such as higher fees for excess baggage, established in mid-2002.

Operating Expenses

     Operating expenses for the nine months ended September 30, 2003 totaled $10.3 billion, a 6% decrease from $10.9 billion for the nine months ended September 30, 2002. Operating capacity declined 6% to 100 billion available seat miles. Cost per available seat mile increased 1% to 10.35¢. The changes in operating expenses and cost per available seat mile reflect (1) our receipt of $398 million under the Appropriations Act during the June 2003 quarter, which was recorded as an offset to operating expenses, (2) $225 million of asset writedowns, restructuring and related items, net recorded during the September 2002 quarter and (3) $34 million of Stabilization Act compensation received during the September 2002 quarter. These items are discussed below.

     Salaries and related costs increased 4% to $4.8 billion. This primarily reflects a 5% increase due to higher pension expense (which includes savings realized in 2003 from changes to our non-pilot pension plan); a 2% increase due to salary and benefit rate increases for pilots in the June 2002 and 2003 quarters, and mechanics in the June 2002 quarter; and a 2% increase due to growth in our wholly owned regional jet operations. These increases were partially offset by a 5% decrease due to headcount reductions related to our 2002 workforce reduction programs.

     Aircraft fuel expense totaled $1.4 billion during the nine months ended September 30, 2003, an 18% increase due primarily to higher fuel prices, partially offset by capacity reductions. The average fuel price per gallon increased 26% to 80.80¢. Total gallons consumed decreased 6%. Our fuel cost is shown net of fuel hedge gains of $131 million for the nine months ended September 30, 2003 and $96 million for the nine months ended September 30, 2002. Approximately 72% and 60% of our aircraft fuel requirements were hedged during the nine months ended September 30, 2003 and 2002, respectively.

     Depreciation and amortization expense increased 4%. This increase is primarily due to a 2% rise resulting from regional jet aircraft purchased since September 30, 2002, and a 2% increase in software amortization associated with completed technology projects.

     Contracted services expense decreased 13% primarily reflecting a 2% decline due to reduced traffic and capacity, a 2% decline resulting from the suspension of the air carrier security fees under the Appropriations Act, a 2% decrease due to information technology-related costs and a 1% decline related to lower maintenance expenses. For additional information about the Appropriations Act, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (pages 20-21) in our Form 10-Q for the quarter ended June 30, 2003.

     Landing fees and other rents rose 3%, reflecting a 4% increase due to higher landing fee and facility rates, partially offset by a 1% decrease in landing fees resulting from reduced capacity. Aircraft maintenance materials and outside repairs expense decreased 15%, primarily from reduced maintenance volume and materials consumption as a result of process improvements initiatives, lower capacity and our fleet simplification program. Aircraft rent expense rose 2% mainly due to our decision in the December 2002 quarter to return our leased B-737-300 aircraft to service during 2003. For additional information related to this decision, see Note 16 of the Notes to Consolidated Financial Statements (pages 59-61) in our Annual Report.

     Other selling expenses fell 14%, primarily reflecting a 9% decrease due to lower booking fees mainly resulting from decreased traffic and a 3% decline resulting from the sale of mileage credits under our SkyMiles program since a portion of this revenue is recorded as an offset to other selling expenses. Passenger commissions expense declined 41%, primarily reflecting a 26% decrease due to the change in our commission rate structure in the prior year, which resulted in the elimination of travel agent base commissions for tickets sold in the U.S. and Canada. The decrease in passenger commissions also reflects a 5% decline resulting from the cancellation or re-negotiation of certain travel agent contracts and a 4% decrease due to a lower volume of base commissions and incentive commissions. Passenger service expense decreased 16%, primarily reflecting a 12% decrease due to lower cleaning and food costs resulting from capacity reductions, and a 6% decrease due to certain meal service-related cost savings initiatives.

     Asset writedowns, restructuring and related items, net totaled $36 million ($23 million net of tax, or $0.18 diluted earnings per share) for the nine months ended September 30, 2003 compared to $288 million ($182 million net of tax, or $1.48 diluted earnings per share) for the nine months ended September 30, 2002. Our net charge for the nine months ended September 30, 2003 reflects a $43 million charge for the cost of pension and postretirement obligations for participants in our 2002 workforce reduction programs, offset by a $7 million reduction to operating expenses resulting from revised estimates of remaining costs for certain prior year restructuring reserves. Our net charge for the nine months ended September 30, 2002 reflects (1) $220 million of asset writedowns related to certain B-727-200 and MD-11 aircraft, and MD-11 spare parts inventory; (2) $81 million for expenses related to the temporary carrying cost of surplus pilots and grounded aircraft resulting from our capacity reductions which became effective on November 1, 2001, as well as related requalification training and relocation costs for certain pilots; and (3) a $13 million reduction to operating expenses due to revised estimates of remaining costs for certain prior year restructuring reserves.

     Appropriations Act reimbursements totaled $398 million ($251 million net of tax, or $2.03 diluted earnings per share) for the nine months ended September 30, 2003. These reimbursements from the U.S. government were for our proportional share of passenger and air carrier security fees. For additional information about the Appropriations Act, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (pages 20-21) in our Form 10-Q for the quarter ended June 30, 2003.

     Stabilization Act compensation totaled $34 million ($22 million net of tax, or $0.18 diluted earnings per share) for the September 2002 quarter. This represented the final installment of compensation under the Stabilization Act. For additional information about the Stabilization Act, see Note 19 of the Notes to the Consolidated Financial Statements (pages 63-64) in our Annual Report.

     Other operating expenses fell 10%, primarily reflecting a 7% decrease due to lower insurance rates under U.S. government-provided insurance policies and lower volume-related insurance premiums due to decreased operations, a 2% decline due to lower communication and supplies expenses, and a 1% decrease as a result of lower miscellaneous expenses.

Operating Loss and Operating Margin

     We incurred an operating loss of $420 million for the nine months ended September 30, 2003, compared to an operating loss of $947 million for the nine months ended September 30, 2002. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (4%) and (9%) for the nine months ended September 30, 2003 and 2002, respectively.

Other Income (Expense)

     Other expense, net for the nine months ended September 30, 2003 was $257 million, compared to other expense, net of $469 million for the nine months ended September 30, 2002. This change is primarily attributable to the following:

•	Interest expense increased $60 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to higher levels of debt outstanding, partially offset by the effects of interest rate swap agreements.

•	Gain on sale of investments increased $287 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to a $279 million gain ($176 million net of tax, or $1.42 diluted earnings per share) from the sale of our equity investment in Worldspan during the June 2003 quarter. For additional information about the sale of our equity investment in Worldspan, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (pages 20-21) in our Form 10-Q for the quarter ended June 30, 2003.

•	Gain (loss) on extinguishment of debt was zero for the nine months ended September 30, 2003 due to a $15 million loss resulting from our repurchase of a portion of outstanding Employee Stock Ownership Plan (ESOP) Notes in 2003, offset by a $15 million gain related to the completion of our debt exchange offer in September 2003. For additional information about this repurchase of ESOP Notes and our debt exchange offer, see Note 5 of the Notes to the Condensed Consolidated Financial Statements (pages 13-14) in our Form 10-Q for the quarter ended March 31, 2003 and Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, respectively.

•	Fair value adjustments of derivatives accounted for under SFAS 133 resulted in a charge of $16 million for the nine months ended September 30, 2003 compared to a $33 million charge for the nine months ended September 30, 2002. These adjustments relate to derivative instruments we use in our fuel hedging program and our equity warrants and other similar rights in certain companies, primarily priceline and Republic. For additional information about SFAS 133, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Miscellaneous expense, net was $10 million for the nine months ended September 30, 2003 compared to miscellaneous income, net of $19 million for the nine months ended September 30, 2002. This change is primarily due to a decrease in earnings from our equity investment in Worldspan, which we sold in the June 2003 quarter, and losses in the March and September 2003 quarters for the reduction in value of certain investments.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

     Cash and cash equivalents totaled $2.7 billion at September 30, 2003, compared to $2.0 billion at December 31, 2002. For the nine months ended September 30, 2003, net cash provided by operating activities totaled $371 million, which includes the following significant items:

•	Net tax refunds totaling $397 million received during the nine months ended September 30, 2003.

•	Our net loss of $446 million for the nine months ended September 30, 2003. This reflects the depressed revenue environment and cost pressures, partially offset by $398 million ($251 million net of tax) in passenger and air carrier security fee reimbursements we received under the Appropriations Act during the June 2003 quarter.

•	Our payment totaling $76 million to fund a defined benefit pension plan during the March 2003 quarter.

•	Our provision of additional cash collateral totaling $71 million primarily to support certain projected insurance obligations. These amounts are recorded in restricted cash on our Consolidated Balance Sheets.

     Capital expenditures during the nine months ended September 30, 2003 totaled approximately $1.2 billion and included the acquisition of 31 CRJ-200 and 18 CRJ-700 aircraft. Of these regional jet aircraft, 41 were acquired through seller financing arrangements for $680 million. Capital expenditures for the three months ending December 31, 2003 are expected to be $234 million, including approximately $45 million for regional jet aircraft.

     On June 30, 2003, we sold our 40% equity investment in Worldspan. In consideration for this sale, we received $285 million in cash and a $45 million subordinated promissory note, which bears interest at 10% per annum and matures in 2012. We will also receive credits totaling approximately $125 million, which will be recognized ratably over nine years, for future Worldspan-provided services. At September 30, 2003, the carrying and fair value of the subordinated promissory note was $37 million. For additional information about the sale of our equity investment in Worldspan, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (pages 20-21) in our Form 10-Q for the quarter ended June 30, 2003.

     Debt and capital lease obligations, including current maturities and short-term obligations, totaled $12.5 billion at September 30, 2003 compared to $10.9 billion at December 31, 2002. During 2003, we have taken the following actions that impacted our liquidity (for additional information related to these transactions, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, in our Form 10-Q for the quarter ended March 31, 2003 (pages 13-14) and in our Form 10-Q for the quarter ended June 30, 2003 (pages 14-15)):

•	In January 2003, we issued in a private placement $392 million principal amount of insured, secured enhanced equipment trust certificates.

•	In April 2003, we terminated our credit facility under which we were able to borrow up to $500 million on a secured basis until August 21, 2003. No borrowings were outstanding under this facility. The aircraft previously reserved for collateral under this facility are now being used as collateral for the General Electric Capital Corporation (GECC) financing arrangements and the $138 million financing described below.

•	In April 2003, we entered into three floating rate, secured financing arrangements with GECC under which we borrowed a total of $352 million which is due in installments through 2010.

•	In April 2003, we borrowed $138 million due in installments through April 2018, which is secured by certain aircraft.

•	In May 2003, GECC issued $409 million of irrevocable, direct-pay letters of credit to support our obligations related to $403 million principal amount of outstanding municipal bonds. This transaction replaced $409 million of irrevocable, direct-pay letters of credit issued by a third party that were due to expire in June 2003.

•	In June 2003, we issued, in private placements, $350 million of our 8% Convertible Senior Notes due 2023.

•	In July 2003, we entered into financing arrangements under which we borrowed a total of $286 million, which are due in installments through May 2021 and secured by certain regional jet aircraft.

•	In September 2003, we completed a debt exchange offer related to $800 million outstanding principal amount of notes due in 2004 and 2005 (Old Notes). As a result of this exchange offer, $262 million of the Old Notes were tendered for cash and $211 million principal amount of new notes, net of a discount, due in 2008.

     Shareowners’ equity was $497 million at September 30, 2003 and $893 million at December 31, 2002. The decrease in shareowners’ equity is primarily due to our net loss for the nine months ended September 30, 2003. As discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q, we expect to record a net loss between $365 million to $415 million in the December 2003 quarter. As a result of this expected net loss, along with the estimated additional minimum pension liability adjustment we will record at December 31, 2003, we estimate we will have negative shareowners’ equity of approximately $600 million at December 31, 2003. These items will also have the effect of limiting our ability to pay dividends on our stock, or redeeming or purchasing our stock for cash or other property, generally unless we have a sufficient surplus as defined by Delaware General Corporation Law. This will impact our Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock). See the discussion below for additional information about (1) the additional minimum pension liability adjustment we will record at December 31, 2003 and (2) the impact to our ESOP Preferred Stock.

     See page 21 of Management’s Discussion and Analysis in our Annual Report for a summary of certain contractual obligations as of December 31, 2002. Since that date, there have been significant changes to our contractual obligations related to debt and estimated future expenditures for aircraft and engines. For information about these contractual obligations at September 30, 2003 and subsequent events that impact these obligations, see Notes 5, 6 and 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Future Fleet Capital Expenditures discussed below.

Pension Plans

Additional Minimum Pension Liability Adjustment

     At December 31, 2003, we will record an additional minimum pension liability adjustment to equity which is currently estimated to be approximately $700 million, net of tax. This non-cash adjustment will affect our Consolidated Balance Sheet at December 31, 2003, but will not impact our Consolidated Statement of Operations for the December 2003 quarter. The actual adjustment may differ materially from the estimated adjustment because it will be based on, among other things, our accumulated benefit obligation under our defined benefit pension plans at September 30, 2003, which has not yet been determined.

Settlement Charge

     During the December 2003 quarter, we will record a non-cash settlement charge in operating expenses on our Consolidated Statements of Operations, which is currently estimated to be approximately $140 million, net of tax, related to our pilots’ defined benefit pension plan. The actual charge may differ materially from the estimated charge because it will be based on, among other things, our projected benefit obligation under the pilots’ defined benefit pension plan at September 30, 2003, which has not yet been determined.

Future Pension Funding Obligations

     We have paid our minimum required funding obligations for our defined benefit pension plans in 2003. Estimates of our future funding obligations under these plans are based on various assumptions, including the actual market performance of the plan assets, future 30-year U.S. Treasury bond yields and regulatory requirements. Our estimated funding obligation for our defined benefit pension plans in 2004 is between $350 million and $450 million. Our funding obligations under these plans in later years are not reasonably estimable at this time because these estimates vary materially depending on the assumptions used. Nevertheless, we presently expect that our funding obligations under our defined benefit pension plans in each of the years from 2005 through 2007 will be substantially larger than our estimated funding obligations for 2004.

     For additional information about our additional minimum pension liability adjustment and settlement charge, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For additional information about our defined benefit pension plans, see Note 11 of the Notes to the Consolidated Financial Statements (pages 51-55) in our Annual Report and Note 9 of the Notes to the Condensed Consolidated Financial Statements (page 16) in our Form 10-Q for the quarter ended March 31, 2003.

ESOP Preferred Stock

     Delaware Law generally prohibits a company from paying dividends on its stock, or redeeming or purchasing its stock for cash or other property, unless the company has sufficient surplus. Surplus is generally defined as the excess of a company’s net assets over the aggregate par value of its issued stock. Due to the effect of our expected net loss and the additional minimum pension liability adjustment, both discussed above, we believe we will have a negative surplus at December 31, 2003. Accordingly, effective in December 2003, our Board of Directors took the following actions related to our ESOP Preferred Stock to comply with Delaware Law:

•	Suspended indefinitely the payment of dividends on our ESOP Preferred Stock. Unpaid dividends will accrue without interest until paid at a rate of $4.32 per share per year. The ESOP Preferred Stock is held by Fidelity Management Trust Company in its capacity as trustee for the Delta Family-Care Savings Plan, a broad-based employee benefit plan (Savings Plan).

•	Changed the form of payment we will use to redeem shares of ESOP Preferred Stock when redemptions are required under the Savings Plan. For the indefinite future, we will pay the redemption price of $72 per share plus accrued and unpaid dividends in shares of our common stock rather than in cash.

     At October 31, 2003, approximately 5.9 million shares of ESOP Preferred Stock were held by the Savings Plan. About 3.7 million shares of ESOP Preferred Stock are currently allocated to the accounts of Savings Plan participants; the remainder of the shares is available for allocation in the future.

     Each share of ESOP Preferred Stock is redeemable at $72.00 plus accrued and unpaid dividends. The terms of the ESOP Preferred Stock permit us to pay the redemption price in cash or shares of Delta common stock. We are generally required to redeem shares of ESOP Preferred Stock (1) to provide for distributions of the accounts of Savings Plan participants who terminate employment with us; and (2) to implement annual diversification elections by Savings Plan participants who are at least age 55 and have participated in the Savings Plan for at least ten years.

     An average of approximately 20,000 shares of ESOP Preferred Stock is currently redeemed each month under the Savings Plan, resulting in an average aggregate monthly redemption price of $1.4 million plus accrued and unpaid dividends. At this rate, and assuming a Delta common stock price of $12.00 per share, we estimate that we will issue approximately 3.5 million shares of our common stock over the next two years to redeem ESOP Preferred Stock. The actual number of shares of our common stock issued may differ materially from this estimate because the actual number of shares will depend on various factors, including the duration of the period during which we may not redeem ESOP Preferred Stock for cash under Delaware General Corporation Law; the fair value of Delta common stock when ESOP Preferred Stock is redeemed; and the number of shares of ESOP Preferred Stock redeemed by Savings Plan participants who terminate their employment with us or elect to diversify their Savings Plan accounts.

     For additional information about our ESOP Preferred Stock, see Notes 11 and 12 of the Notes to the Consolidated Financial Statements (pages 51-57) in our Annual Report.

Future Fleet Capital Expenditures

     In October 2003, we entered into a definitive agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005. This transaction will reduce our capital expenditures by approximately $500 million through 2005. In October 2003, we recorded a $26 million charge, net of tax, as a result of this transaction. For additional information about this definitive agreement, including our contingent obligation to make certain payments to the third party and the third party’s option to purchase additional aircraft from us, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Additionally, we have deferred delivery of one B-737-800 aircraft and plan to defer delivery of an additional seven B-737-800 aircraft until 2008. These aircraft were originally scheduled for delivery in 2005. The deferral of these B-737-800 aircraft will reduce capital expenditures over the next few years. We currently intend to accept delivery of two B-777-200 aircraft in 2005, which will be our only mainline aircraft deliveries during that year once the B-737-800 aircraft are deferred.

Working Capital Position

     At September 30, 2003, we had negative working capital of $1.6 billion compared to negative working capital of $2.6 billion at December 31, 2002. This change in our negative working capital balance is primarily due to (1) the increase in our cash and cash equivalents, which is discussed above, and (2) the increase in accounts receivable, net resulting from the termination of our sale of receivables agreement (for additional information about this agreement, see Note 6 of the Notes to the Condensed Consolidated Financial Statements (page 15) in our Form 10-Q for the quarter ended June 30, 2003). A negative working capital position is normal for us, typically due to our air traffic liability and the fact that we primarily generate revenue by providing air transportation through the utilization of property and equipment, which are classified as long-term assets.

Unencumbered Aircraft

     At September 30, 2003, we estimate that the value of our unencumbered aircraft assets is approximately $2.3 billion, approximately $400 million of which consists of MD-11 and MD-90 aircraft that are eligible under Section 1110 of the U.S. Bankruptcy Code. The values of our unencumbered aircraft assets were derived by us from published third party estimates of the “base value” of similar aircraft using certain assumptions and may not accurately reflect the current market value of the aircraft. Base value is an estimate of the underlying economic value of an aircraft based on historic and future value trends in a stable market environment, while current market value is the value of the aircraft in the actual market; both methods assume an aircraft is in average condition and in its “highest and best use.” Given the difficult business environment, there is no assurance we would have access to financing using these aircraft as collateral. In any event, the amount we could finance using these aircraft would be significantly less than their base value.

* * * * *

     We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings. We do not have any existing undrawn lines of credit other than certain financing commitments from a third party related to the acquisition of regional jet aircraft. While we expect new financing to be available to us, access to such financing cannot be assured given the existing business environment and the composition of our currently available unencumbered assets discussed above. Failure to obtain new financing could have a material adverse effect on our liquidity.

Credit Ratings

     On September 30, 2003, our senior unsecured long-term debt was rated B3 by Moody’s and B by Standard & Poor’s. Both Moody’s and Standard & Poor’s ratings outlook for our senior unsecured long-term debt are negative. For additional information related to our credit ratings, see page 20 of Management’s Discussion and Analysis in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel Price Risk

     We are subject to price risk associated with our jet fuel purchases. We manage this risk with our fuel hedging program. At September 30, 2003, the fair value of our derivative instruments, consisting of heating and crude oil contracts, was $70 million, compared to $73 million at December 31, 2002. A 10% decrease in the average annual price of heating and crude oil would have decreased the fair value of these instruments by $39 million at September 30, 2003. We do not enter into fuel hedge contracts for speculative purposes.

     The following table shows our fuel hedging position based on instruments held at October 31, 2003:

	% of Projected
	Aircraft Fuel
	Requirements	Average Hedge
	Hedged	Price per Gallon

December 2003 Quarter	47%	75.84¢
Year Ending December 31, 2003	66%	78.09¢
Year Ending December 31, 2004	29%	74.68¢

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

Item 4. Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2003 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, cash flows and shareowners’ equity for the year then ended (not presented herein); our report dated January 31, 2003, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to (1) the Company’s change in its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142 and (2) the application of procedures relating to certain revised disclosures in Notes 5, 9, 17 and 21 related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 12, 2003

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Hall, et al. v. United Airlines, et al. As discussed on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K), in January 2002, a travel agent in North Carolina filed an class action lawsuit against numerous airlines, including Delta, in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States which sold tickets from September 1, 1997 to the present on any of the defendant airlines. The lawsuit alleges that Delta and the other airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. The plaintiff, who has requested a jury trial, is seeking in its complaint injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws.

     In September 2002, the District Court granted the plaintiff’s motion for class action certification, certifying a class consisting of all travel agents in the United States, Puerto Rico and the U.S. Virgin Islands which sold tickets on the defendant airlines between 1997 and 2002.

     On October 30, 2003, the District Court granted summary judgment against the plaintiff class, dismissing all claims asserted against Delta and most other defendants. Plaintiffs are expected to appeal.

     Litigation Re September 11 Terrorist Attacks. Delta is a defendant in approximately 180 lawsuits arising out of the events of September 11, 2001, when terrorists hijacked and crashed four commercial aircraft operated by other airlines. Although the theory of liability is not fully clear, it appears the plaintiffs are alleging that Delta and many other air carriers are jointly liable for damages resulting from the September 11 attacks based on a theory of shared responsibility for passenger security screening at Boston, Dulles and Newark airports. All litigation arising out of the September 11 attacks is consolidated in the U.S. District Court for the Southern District of New York. Virtually all of the cases against Delta were filed after September 9, 2003 when the District Court denied the airlines’ motions to dismiss the claims of the victims on the ground. These lawsuits, which are in preliminary stages, generally seek unspecified damages, including punitive damages.

The Air Transportation Safety and System Stabilization Act established an alternative process whereby claimants may seek compensation from a Victim Compensation Fund (VCF). Claimants who seek compensation from the VCF may not also pursue litigation against air carriers arising out of the events of September 11. It is possible that some of the plaintiffs in the lawsuits in which Delta is a party may elect instead to pursue compensation through the VCF. The deadline for applying for compensation under the VCF is December 22, 2003.

     The Air Transportation Safety and System Stabilization Act limits the financial liability of any air carrier for compensatory and punitive damages arising out of the September 11 attacks to no more than the limits of liability insurance coverage maintained by the air carrier.

     We are vigorously defending these matters. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions will not have a material adverse effect on our Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	First Amendment to Deltashare Stock Option Plan, effective as of April 25, 2003.

10.2	Amendment to Pilots Stock Option Plan, effective as of April 25, 2003.

10.3	First Amendment to 2000 Performance Compensation Plan effective, as of April 25, 2003.

10.4	Form of Executive Life Insurance Assignment Agreement executed by Leo F. Mullin, Frederick W. Reid, M. Michele Burns, Vicki B. Escarra and Robert L. Colman, dated July 1, 2003 (under cover of an executive summary).

10.5	Form of Waiver of compensation in connection with Delta’s contract with the United States government pursuant to the Emergency Wartime Supplemental Appropriations Act of 2003, dated as of July 24, 2003, executed by Leo F. Mullin and Frederick W. Reid (under cover of an executive summary).

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chairman of the Board and Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chairman of the Board and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

(b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the three months ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

By: /s/ M. Michele Burns
M. Michele Burns
Executive Vice President
and Chief Financial Officer

November 14, 2003

Exhibit Index

Exhibit No.	Description

10.1	First Amendment to Deltashare Stock Option Plan, effective April 25, 2003.

10.2	Amendment to Pilots Stock Option Plan, effective April 25, 2003.

10.3	First Amendment to 2000 Performance Compensation Plan, effective April 25, 2003.

10.4	Form of Executive Life Insurance Assignment Agreement executed by Leo F. Mullin, Frederick W. Reid, M. Michele Burns, Vicki B. Escarra and Robert L. Colman, dated July 1, 2003 (under cover of an executive summary).

10.5	Form of Waiver of compensation in connection with Delta’s contract with the United States government pursuant to the Emergency Wartime Supplemental Appropriations Act of 2003, dated as of July 24, 2003, executed by Leo F. Mullin and Frederick W. Reid (under cover of an executive summary).

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chairman of the Board and Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chairman of the Board and Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.