Form 10-K
period 2003-12-31
DELTA AIR LINES INC /DE/
filed 2004-03-12
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5424

DELTA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0218548

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 20706
Atlanta, Georgia	30320-6001

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 715-2600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $1.50 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8 1/8% Notes Due July 1, 2039	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $1.808 billion.

     On March 1, 2004, there were outstanding 124,015,705 shares of the registrant’s common stock.

     This document is also available on our website at http://investor.delta.com/edgar.cfm.

Documents Incorporated By Reference

     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareowners to be held on April 23, 2004.

PART I
ITEM 1. BUSINESS
General Description
Airline Operations
Regulatory Matters
Fares and Rates
Route Authority
Competition
Airport Access
Possible Legislation or DOT Regulation
Worldspan
Orbitz
Fuel
Employee Matters
Environmental Matters
Frequent Flyer Program
Civil Reserve Air Fleet Program
Executive Officers of the Registrant
Risk Factors Relating to the Airline Industry and Delta
ITEM 2. PROPERTIES
Flight Equipment
Ground Facilities
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Environment
Results of Operations—2003 Compared to 2002
Results of Operations—2002 Compared to 2001
Financial Condition and Liquidity
Financial Position
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareowners’ (Deficit) Equity
EX-3.2 DELTA'S BY-LAWS
EX-4.10 INDENTURE DATED AS OF FEBRUARY 6, 2004
EX-10.9 AMENDMENT AND WAIVER
EX-10.11 AMENDMENT AND WAIVER
EX-10.19 FORM OF NON-QUALIFIED BENEFIT AGREEMENT
EX-10.21 FIRST AMENDMENT TO RETENTION PROGRAM
EX-12 STATEMENT REGARDING COMPUTATION OF RATIO
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF DELOITTE & TOUCHE LLP
EX-24 POWERS OF ATTORNEY
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

Forward-Looking Information

PART I		1
ITEM 1.	BUSINESS	1
	General Description	1
	Airline Operations	2
	Regulatory Matters	4
	Fares and Rates	5
	Route Authority	5
	Competition	5
	Airport Access	6
	Possible Legislation or DOT Regulation	7
	Worldspan	7
	Orbitz	7
	Fuel	8
	Employee Matters	9
	Environmental Matters	11
	Frequent Flyer Program	12
	Civil Reserve Air Fleet Program	13
	Executive Officers of the Registrant	13
	Risk Factors Relating to the Airline Industry and Delta	15
ITEM 2.	PROPERTIES	23
	Flight Equipment	23
	Ground Facilities	25
ITEM 3.	LEGAL PROCEEDINGS	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
PART II		29
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	29
ITEM 6.	SELECTED FINANCIAL DATA	30
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
	Business Environment	31
	Results of Operations—2003 Compared to 2002	35
	Results of Operations—2002 Compared to 2001	38
	Financial Condition and Liquidity	41
	Financial Position	45

DELTA AIR LINES, INC.

Forward-Looking Information

     Statements in this Form 10-K (or otherwise made by us or on our behalf) which are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in Item 1. “Business—Risk Factors Relating to the Airline Industry and Delta.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

     Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS

General Description

     We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States and around the world. As of March 1, 2004, we (including our wholly-owned subsidiaries, Atlantic Southeast Airlines, Inc. (“ASA”) and Comair, Inc. (“Comair”)) served 206 domestic cities in 47 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as well as 48 cities in 32 countries. With our domestic and international codeshare partners, our route network covers 264 domestic cities in 47 states, and 230 cities in 84 countries. We are managed as a single business unit.

     Based on calendar year 2003 data, we are the second-largest airline in terms of passengers carried, and the third-largest airline measured by operating revenues and revenue passenger miles flown. We are a leading U.S. transatlantic airline, serving the largest number of nonstop markets and offering the second-most daily flight departures. Among U.S. airlines, we have the second-most transatlantic passengers.

     For the year ended December 31, 2003, passenger revenues accounted for 93% of our consolidated operating revenues, and cargo revenues and other sources accounted for 7% of our consolidated operating revenues. In 2003, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 82%, 13%, 4% and 1%, respectively, of our consolidated operating revenues.

     We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia (the “Atlanta Airport”). Our telephone number is (404) 715-2600, and our Internet address is www.delta.com.

     General information about us, including our Corporate Governance Principles and the charters for the committees of our Board of Directors, can be found at www.delta.com/inside/investors/corp_info/corp_governance/index.jsp. Our Board of Directors has adopted a code of ethics entitled “Code of Ethics and Business Conduct,” which applies to all of our employees. Our Board of Directors has also adopted a separate “Code of Ethics and Business Conduct for the Board of Directors.” We will disclose amendments to and any waivers granted to officers or members of the Board of Directors under these codes promptly on our website. Copies of these codes can also be found at www.delta.com/inside/investors/corp_info/corp_governance/index.jsp. We will provide print copies of the Corporate Governance Principles, the committee charters and the Codes of Ethics and Business Conduct to any shareowner upon written request to Corporate Secretary, Delta Air Lines, Inc., Department 981, P.O. Box 20574, Atlanta, GA 30320-2574.

     We make available free of charge on our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of those filings.

     See Item 1. “Business—Risk Factors Relating to the Airline Industry and Delta” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” for a discussion of trends and factors affecting us and our industry.

Airline Operations

     An important characteristic of our route network is our hub airports in Atlanta, Cincinnati, Dallas/Fort Worth and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. Our hub and spoke system also provides passengers with access to our principal international gateways in Atlanta and New York — John F. Kennedy International Airport (“JFK”). As briefly discussed below, other key characteristics of our route network include our alliances with foreign airlines; the Delta Connection Program; the Delta Shuttle; Song™, our low-fare service; and our marketing alliance with Continental Airlines, Inc. (“Continental”) and Northwest Airlines, Inc. (“Northwest”).

     International Alliances. We have formed bilateral and multilateral marketing alliances with foreign airlines to improve our access to international markets. These arrangements can include codesharing, frequent flyer benefits, shared or reciprocal access to passenger lounges, joint promotions and other marketing agreements.

     Our international codesharing agreements enable us to market and sell seats to an expanded number of international destinations. Under codesharing arrangements, we and the foreign carriers publish our respective airline designator codes on a single flight operation, thereby allowing us and the foreign carrier to offer joint service with one aircraft rather than operating separate services with two aircraft. These arrangements typically allow us to sell seats on the foreign carrier’s aircraft that are marketed under our “DL” designator code and permit the foreign airline to sell seats on our aircraft that are marketed under the foreign carrier’s two-letter designator code. As of March 1, 2004, we have codeshare arrangements in effect with Aerolitoral, Aeromexico, Air France (and certain of Air France’s affiliated carriers operating flights beyond Paris), Air Jamaica, Alitalia, Avianca, British European, China Airlines, China Southern, CSA Czech Airlines, El Al Israel Airlines, Korean Air, Royal Air Maroc and South African Airways.

     Delta, Aeromexico, Air France, Alitalia, CSA Czech Airlines and Korean Air are members of the SkyTeam international airline alliance. SkyTeam links the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations. In 2002, we, our European SkyTeam partners and Korean Air received limited antitrust immunity from the U.S. Department of Transportation (“DOT”). The grant of antitrust immunity enables us and our immunized partners to offer a more integrated route network, and develop common sales, marketing and discount programs for customers.

     Delta Connection Program. The Delta Connection program is our regional carrier service, which feeds traffic to our route system through contracts with regional air carriers that operate flights serving passengers primarily in small and medium-sized cities. The program enables us to increase the number of flights in certain locations, to better match capacity with demand and to preserve our presence in smaller markets. Our Delta Connection network operates the largest number of regional jets in the United States.

     We have contractual arrangements with six regional carriers to operate regional jet and turboprop aircraft using our “DL” code. ASA and Comair are our wholly-owned subsidiaries, which operate all of their flights under our code. We also have agreements with Atlantic Coast Airlines (“ACA”), SkyWest Airlines, Inc. (“SkyWest”), Chautauqua Airlines, Inc. (“Chautauqua”) and American Eagle Airlines, Inc. (“Eagle”), which operate some of their flights using our code. For information regarding our agreements with ACA, SkyWest and Chautauqua, see Note 9 of the Notes to the Consolidated Financial Statements.

     Our contract with Eagle, which is limited to certain flights operated to and from the Los Angeles International Airport, as well as a portion of our SkyWest agreement, are structured as revenue proration agreements. These prorate arrangements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

     Delta Shuttle. The Delta Shuttle is our high frequency service targeted to Northeast business travelers. It provides nonstop, hourly service between New York - LaGuardia Airport

(“LaGuardia”) (Marine Air Terminal) and both Boston — Logan International Airport (“Logan”) and Washington, D.C. — Ronald Reagan National Airport (“National”).

     Song. On April 15, 2003, we introduced a new low-fare operation, Song, that primarily offers flights between cities in the Northeastern United States, Los Angeles, Las Vegas and Florida leisure destinations. As of March 1, 2004, Song offered 144 daily flights using a fleet of 36 Boeing 757 aircraft. Song is intended to assist us in competing more effectively with low-cost carriers in leisure markets through a combination of larger aircraft, high frequency flights, advanced in-flight entertainment technology and innovative product offerings.

     Delta-Continental-Northwest Marketing Alliance. We have entered into a marketing alliance with Continental and Northwest which includes mutual codesharing and reciprocal frequent flyer and airport lounge access arrangements. Our marketing relationship with Continental and Northwest is designed to permit the carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the three carriers’ route networks.

Regulatory Matters

     The DOT and the Federal Aviation Administration (“FAA”) exercise regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier that the DOT finds “fit” to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Except for constraints imposed by Essential Air Service regulations, which are applicable to certain small communities, airlines may terminate service to a city without restriction.

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

     We are also subject to various other federal, state, local and foreign laws and regulations. The Department of Justice (“DOJ”) has jurisdiction over airline competition matters. The U.S.

Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws that are not consistent in all countries in which we operate.

Fares and Rates

     Airlines are permitted to set ticket prices in most domestic and international city pairs without governmental regulation, and the industry is characterized by significant price competition. Certain international fares and rates are subject to the jurisdiction of the DOT and the governments of the foreign countries involved. Most of our tickets are sold by travel agents, and fares are subject to commissions, overrides and discounts paid to travel agents, brokers and wholesalers.

Route Authority

     Our flight operations are authorized by certificates of public convenience and necessity and, to a limited extent, by exemptions issued by the DOT. The requisite approvals of other governments for international operations are provided by bilateral agreements with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the United States and the foreign country or countries involved, changes in United States or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of our international route authorities or otherwise affect our international operations. Bilateral agreements between the United States and various foreign countries served by us are subject to renegotiation from time to time.

     Certain of our international route and codesharing authorities are subject to periodic renewal requirements. We request extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance of this result. Dormant route authority may not be renewed in some cases, especially where another U.S. carrier indicates a willingness to provide service.

Competition

     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and existing carriers, some of which have substantially lower costs than we do and provide service at lower fares to destinations served by us. We also compete with all-cargo carriers, charter airlines, regional jet operators and, particularly on our shorter routes, surface transportation.

     The continuing growth of low-cost carriers, including Southwest Airlines Co. (“Southwest”), AirTran Airways, Inc. (“AirTran”) and JetBlue Airways Corporation (“JetBlue”), in the United States places significant competitive pressures on us and other network carriers.

Our ability to compete effectively with low-cost carriers and other airlines depends, in part, on our ability to achieve operating costs per available seat mile (“unit costs”) that are competitive with those carriers. Our unit costs are significantly higher than those of Southwest, AirTran and JetBlue and have gone from being among the lowest of the hub-and-spoke carriers to among the highest for the full year 2003. If we are not able to realign our cost structure to compete with that of other carriers, or if fare reductions are not offset by higher yields, our business, financial condition and operating results may be materially adversely affected.

     International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Inc. (“United”), Lufthansa German Airlines and others) and the oneworld alliance (among AMR Corporation (“American”), British Airways and others), have significantly increased competition in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation such as transatlantic services to and beyond European cities through alliances with international carriers.

     We regularly monitor competitive developments in the airline industry and evaluate our strategic alternatives. These strategic alternatives include, among other things, internal growth, codesharing arrangements, marketing alliances, joint ventures, and mergers and acquisitions. Our evaluations involve internal analysis and, where appropriate, discussions with third parties.

Airport Access

     Operations at three major U.S. airports and certain foreign airports served by us are regulated by governmental entities through “slot” allocations. Each slot represents the authorization to land at, or take off from, the particular airport during a specified time period.

     In the United States, the FAA currently regulates slot allocations at JFK and LaGuardia in New York and National in Washington, D.C. Our operations at those three airports generally require slot allocations. Under legislation enacted by Congress, slot rules will be phased out at JFK and LaGuardia by 2007.

     We currently have sufficient slot authorizations to operate our existing flights, and have generally been able to obtain slots to expand our operations and to change our schedules. There is no assurance, however, that we will be able to obtain slots for these purposes in the future because, among other reasons, slot allocations are subject to changes in governmental policies.

Possible Legislation or DOT Regulation

     A number of Congressional bills and proposed DOT regulations have been considered in recent years to address airline competition issues. Some of these proposals would require large airlines with major operations at certain airports to divest or make available to other airlines slots, gates, facilities and other assets at those airports. Other measures would limit the service or pricing responses of major carriers that appear to target new entrant airlines. In addition, concerns about airport congestion issues have caused the DOT and FAA to consider various proposals for access to certain airports, including “congestion-based” landing fees and programs that would withdraw slots from existing carriers and reallocate those slots (either by lottery or auction) to the highest bidder or to carriers with little or no current presence at such airports. These proposals, if enacted, could negatively impact our existing services and our ability to respond to competitive actions by other airlines.

Worldspan

     In June 2003, we sold our equity interest in WORLDSPAN, L.P., which operates and markets a computer reservation system for the travel industry. For additional information concerning this sale, see Note 17 of the Notes to the Consolidated Financial Statements.

Orbitz

     Orbitz, Inc. (“Orbitz”) operates an online travel agency that offers travel services to consumers and business customers via the Internet. During December 2003, Orbitz completed its initial public offering and the founding airlines of Orbitz, including us, sold a portion of their Orbitz shares. As of March 1, 2004, we owned approximately 13% of Orbitz. American, Continental, Northwest and United also hold ownership interests in Orbitz. For additional information concerning our sale of a portion of our interest in Orbitz, see Note 17 of the Notes to the Consolidated Financial Statements.

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

Fuel

     Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2001-2003.

				Percentage of Total
	Gallons Consumed	Cost (1)	Average Price	Operating
Year	(Millions)	(Millions)	Per Gallon (1)	Expenses

2001	2,649	$1,817	68.60 ¢	12%
2002	2,514	1,683	66.94	12
2003	2,370	1,938	81.78	14

(1)	Net of fuel hedge gains under our fuel hedging program.

     Aircraft fuel expense increased 15% in 2003 compared to 2002. Total gallons consumed decreased 6% mainly due to capacity reductions. The average fuel price per gallon rose 22% to 81.78¢ as compared to 2002. Our fuel cost is shown net of fuel hedge gains of $152 million for 2003, $136 million for 2002 and $299 million for 2001. Approximately 65%, 56% and 58% of our aircraft fuel requirements were hedged during 2003, 2002 and 2001, respectively. In February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates. For more information concerning the settlement of our fuel hedge contracts, see Note 22 of the Notes to the Consolidated Financial Statements.

     Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel from petroleum refiners under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

     To attempt to reduce our exposure to changes in fuel prices, we periodically enter into heating and crude oil derivative contracts. Information regarding our fuel hedging program is set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks Associated with Financial Instruments—Aircraft Fuel Price Risk” and in Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

     Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future.

Employee Matters

     Railway Labor Act. Our relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (“NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation.

     Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request the NMB to appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self help,” unless the President of the United States appoints a Presidential Emergency Board (“PEB”) to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self help.” “Self help” includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent “self help” by enacting legislation which, among other things, imposes a settlement on the parties.

     Collective Bargaining. At December 31, 2003, we had a total of approximately 70,600 full-time equivalent employees. Approximately 18% of these employees are represented by unions. The following table presents certain information concerning the union representation of our domestic employees.

			Amendable Date of
	Approximate Number of		Collective Bargaining
Employee Group	Employees Represented	Union	Agreement

Delta Pilots	7,170	Air Line Pilots Association, International	May 1, 2005

Delta Flight Superintendents	190	Professional Airline Flight Control Association	December 31, 2004

ASA Pilots	1,450	Air Line Pilots Association, International	September 15, 2002

ASA Flight Attendants	800	Association of Flight Attendants	September 26, 2003

ASA Flight Dispatchers	50	Professional Airline Flight Control Association	April 18, 2006

Comair Pilots	1,750	Air Line Pilots Association, International	May 21, 2006

Comair Maintenance Employees	440	International Association of Machinists and Aerospace Workers	May 31, 2004

Comair Flight Attendants	980	International Brotherhood of Teamsters	July 19, 2007

     ASA is in collective bargaining negotiations with the Air Line Pilots Association, International (“ALPA”), which represents ASA’s approximately 1,450 pilots and with the Association of Flight Attendants (“AFA”), which represents ASA’s approximately 800 flight attendants. The outcome of these collective bargaining negotiations cannot presently be determined.

     Labor unions are engaged in organizing efforts to represent various groups of employees of us, ASA and Comair who are not represented for collective bargaining purposes. The outcome of these organizing efforts cannot presently be determined.

     Pilot Furloughs. The collective bargaining agreement with ALPA, the union representing Delta’s pilots, generally provides that no pilot on the seniority list as of July 1, 2001 will be furloughed unless the furlough is caused by a circumstance beyond our control, as defined in that agreement. In April 2002, an arbitrator upheld our right to furlough up to 1,400 pilots on the basis that the September 11, 2001 terrorist attacks and the resulting reduction in passenger traffic constituted a circumstance beyond our control as set out in the collective bargaining agreement. The arbitrator retained jurisdiction over this matter to consider any issues that might arise regarding our plans to continue the furloughs, or our obligation to implement reasonable mechanisms for recalling furloughed pilots, if the conditions existing as of September 11, 2001 were ameliorated to an extent that exceeded our original expectations. On February 13, 2003, the arbitrator issued a supplemental opinion, ruling (1) that furloughs will be capped at 1,060, the number of pilots currently furloughed; (2) that we will not have to begin recalling any of the existing furloughed pilots until system traffic exceeds pre-September 11, 2001 levels; and (3) that the recall schedule will be subject to our training capacity. While this ruling will result in the retention of some pilots in excess of our needs, we believe the ruling will not have a material adverse effect on us.

Environmental Matters

     The Airport Noise and Capacity Act of 1990 (the “ANCA”) recognizes the rights of operators of airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. It generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.

     On December 1, 2003, the FAA published a Notice of Proposed Rulemaking (“NPRM”) to adopt the International Civil Aviation Organization’s (“ICAO”) Chapter 4 noise standard, which is known as the Stage 4 standard in the United States. This standard would require that all new commercial jet aircraft designs certified on or after January 1, 2006 be at least ten decibels quieter than the existing Stage 3 noise standard requires. This new standard would not apply to existing aircraft or to the continued production of aircraft types already certified. Comments on the NPRM are due on March 1, 2004. All new aircraft that we have on order will meet the proposed Stage 4 standard. Accordingly, the proposed rule is not expected to have any significant impact on us, and we and the U.S. airline industry are likely to support the adoption of the NPRM.

     The United States Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions. Our aircraft comply with the applicable EPA standards. The EPA has issued a notice of proposed rulemaking to adopt the emissions control standards for aircraft engines previously adopted by the ICAO. These standards would apply to newly designed engines certified after December 31, 2003 and would align the U.S. aircraft engine emission standards with existing international standards. The rule, as proposed, is not expected to have a material impact on us.

     Air carriers, the EPA, the FAA and local and state regulators are evaluating potential options for emission reductions from airport activities, including aircraft engine emissions reductions and alternative-fueled ground service equipment, but no conclusion or agreement has been reached. Additionally, we have agreed to reduce emissions at certain airports by utilizing alternative-fueled ground service equipment.

     In April 2001, Miami-Dade County filed a lawsuit, which is titled Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al., in Florida Circuit Court against 17 defendants, including us, alleging responsibility for past and future environmental cleanup costs and civil penalties for environmental conditions at Miami International Airport. The County also provided notice to over 200 other potentially responsible parties seeking to recover past and future cleanup costs. The County is continuing to investigate and remediate various environmental conditions at the airport. At this time, it is not possible to reasonably estimate our potential exposure in this matter due to a number of issues, including uncertainties regarding the contamination at the airport, the extent of remediation required and the County’s potential recovery from responsible parties. We are vigorously defending the lawsuit.

     We have been identified by the EPA as a potentially responsible party (a “PRP”) with respect to certain Superfund Sites, and have entered into consent decrees regarding some of these sites. Our alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site. We are aware of soil and/or ground water contamination present on our current or former leaseholds at several domestic airports. To address this contamination, we have a program in place to investigate and, if appropriate, remediate these sites. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on our Consolidated Financial Statements.

Frequent Flyer Program

     We have a frequent flyer program, the SkyMiles® program, offering incentives to increase travel on Delta. This program allows participants to earn mileage for travel awards by flying on Delta, Delta Connection carriers and participating airlines. Mileage credit may also be earned by using certain services offered by program partners such as credit card companies, hotels, car rental agencies, telecommunication services and internet services. In addition, we have programs under which individuals and companies may purchase mileage credits. We reserve the right to terminate the program with six months advance notice, and to change the program’s terms and conditions at any time without notice.

     Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airline partners, for membership in our Crown Room Club and for other program partner awards. Travel awards are subject to certain transfer restrictions and capacity-controlled seating. In some cases, blackout dates may apply. Miles earned prior to May 1, 1995 do not expire so long as we have a frequent flyer program. Miles earned or purchased on or after May 1, 1995 will not expire as long as, at least once every three years, the participant (1) takes a qualifying flight on Delta or a Delta Connection carrier; (2) earns miles through one of our program partners; or (3) redeems miles for any program award.

     We account for our frequent flyer program obligations by recording a liability for the estimated incremental cost of travel awards we expect to be redeemed. The estimated incremental cost associated with a travel award does not include any contribution to overhead or profit. Such incremental cost is based on our system average cost per passenger for fuel, food and other direct passenger costs. We do not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. We believe this is appropriate because the large majority of these participants are not expected to earn a travel award. We do not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to us is negligible.

     We estimated the potential number of round-trip travel awards outstanding under our frequent flyer program to be 14.3 million, 13.7 million and 13.1 million at December 31, 2003, 2002 and 2001, respectively. Of these travel awards, we expected that approximately 10.4 million, 10.0 million and 9.6 million, respectively, would be redeemed. At December 31, 2003, 2002 and 2001, we had recorded a liability for these awards of $229 million, $228 million and $226 million, respectively. The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; or (2) be redeemed for something other than award travel.

     Frequent flyer program participants flew 2.8 million, 2.8 million and 2.4 million award round-trips on Delta in 2003, 2002 and 2001, respectively. These round-trips accounted for approximately 9%, 9% and 8% of the total passenger miles flown for 2003, 2002 and 2001, respectively. We believe that the relatively low percentage of passenger miles flown by SkyMiles members traveling on program awards and the restrictions applied to travel awards minimize the displacement of revenue passengers.

Civil Reserve Air Fleet Program

     We participate in the Civil Reserve Air Fleet (“CRAF”) program, which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF program, during the period October 1, 2003 through September 30, 2004, up to 100% of our international range aircraft. As of March 1, 2004, the following numbers of our aircraft are available for CRAF activation:

		Number of
		International	Number of
		Passenger	Aeromedical	Total
	Description of Event	Aircraft	Aircraft	Aircraft
Stage	Leading to Activation	Allocated	Allocated	by Stage

I	Minor Crisis	5	Not Applicable	5
II	Major Theater Conflict	10	20	30
III	Total National Mobilization	23	35	58

     The CRAF program has only been activated twice, both times at the Stage I level, since it was created in 1951.

Executive Officers of the Registrant

     Certain information concerning our executive officers follows. Unless otherwise indicated, all positions shown are with Delta. There are no family relationships between any of our executive officers. Delta announced on March 12, 2004 that President and Chief Operating Officer Frederick W. Reid will retire from the company effective April 1, 2004.

Gerald Grinstein	Chief Executive Officer, January 2004 to date. Mr. Grinstein was non-executive Chairman of the Board of Agilent Technologies from August 1999 to November 2002. He served as non-executive Chairman of our Board of Directors from August 1997 to October 1999. Mr. Grinstein was Chairman of Burlington Northern Santa Fe Corporation (successor to Burlington Northern Inc.) from September 1995 until his retirement in December 1995; an executive officer of Burlington Northern Inc. and certain affiliated companies from April 1987 through September 1995; and Chief Executive Officer of Western Air Lines, Inc. from 1985 through March 1987. Age 71.

Leo F. Mullin	Chairman of the Board, January 2004 to date; Chairman of the Board and Chief Executive Officer, January 2000 to December 2003; Chairman of the Board, President and Chief Executive Officer, October 1999 to January 2000; President and Chief Executive Officer, August 1997 to October 1999. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to August 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995. Age 61.

Frederick W. Reid	President and Chief Operating Officer, May 2001 to date; Executive Vice President and Chief Marketing Officer, July 1998 to May 2001. Mr. Reid was an executive of Lufthansa German Airlines from 1991 to June 1998, serving as President and Chief Operating Officer from April 1997 to June 1998, as Executive Vice President from 1996 to March 1997, and as Senior Vice President, The Americas, from 1991 to 1996. Age 53.

M. Michele Burns	Executive Vice President and Chief Financial Officer, August 2000 to date; Senior Vice President — Finance and Treasurer, February 2000 to August 2000; Vice President - Finance and Treasurer, September 1999 to February 2000; Vice President — Corporate Tax, January 1999 to September 1999. Ms. Burns was a partner at Arthur Andersen LLP from 1991 to January 1999. Age 46.

Robert L. Colman	Executive Vice President — Human Resources, October 1998 to date. Mr. Colman was an executive of General Electric Corporation from October 1993 to October 1998, serving as Vice President — Human Resources for General Electric Aircraft Engines Business. Age 58.

Vicki B. Escarra	Executive Vice President and Chief Marketing Officer, May 2001 to date; Executive Vice President — Customer Service, July 1998 to May 2001; Senior Vice President - Airport Customer Service, November 1996 through June 1998; Vice President — Airport Customer Service, August 1996 through October 1996; Vice President — Reservation Sales and Distribution Planning, May 1996 through July 1996; Vice President — Reservation Sales, November 1994 to May 1996. Age 51.

Risk Factors Relating to the Airline Industry and Delta

The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.

     Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and lasting changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Additionally, during 2003, the industry’s financial results were negatively impacted by the military action in Iraq and the Severe Acute Respiratory Syndrome (“SARS”) outbreak. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these events will continue to have a material adverse effect on our business, financial condition and operating results.

Bankruptcies and other restructuring efforts by our competitors have put us at a competitive disadvantage.

     Since September 11, 2001, several air carriers have sought to reorganize under Chapter 11 of the Bankruptcy Code, including United, the second-largest U.S. air carrier, U.S. Airways Group, Inc. (“U.S. Airways”), the seventh-largest U.S. air carrier, and several smaller competitors. Since filing for Chapter 11 on August 11, 2002, U.S. Airways has emerged from bankruptcy, but has recently announced that it is seeking additional cost concessions from its unions. Additionally, American has recently restructured certain labor costs and lowered its operating cost base. These reorganizations or restructurings have enabled these competitors to significantly lower their operating costs. Our unit costs have gone from being among the lowest of the hub and spoke carriers to among the highest for the full year 2003.

The airline industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have substantially lower costs than we do and provide service at lower fares to destinations served by us. Our revenues continue to be adversely impacted by the growth of the low-cost carriers with which we compete in most of our markets. Significant expansion by low-cost carriers to our hub airports could have an adverse impact on our business. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. If we are not able to realign our cost structure to compete with that of other carriers, or if fare reductions are not offset by higher yields, our business, financial condition and operating results may be materially adversely affected.

If we continue to experience significant losses without successfully reducing our operating expenses, we may be unable to maintain sufficient liquidity to provide for our operating needs.

     We reported a net loss of $773 million for the year ended December 31, 2003, or $6.40 basic and diluted loss per common share, compared to a net loss of $1.3 billion for the year ended December 31, 2002, or $10.44 basic and diluted loss per common share. We have recorded a substantial net loss for three consecutive years. Our revenue and cost challenges are expected to continue for the immediate term, and we expect to report a net loss of approximately $400 million for the March 2004 quarter. We do not expect significant improvement in the revenue environment in 2004 and expect significant cost pressures related to aircraft fuel, pension and interest expenses to continue.

     Although we are pursuing profit improvement initiatives aimed at lowering our costs and enhancing our revenues, these initiatives may not be sufficient. Furthermore, our pilot labor costs are substantially higher than our competitors’ pilot labor costs. Although we are currently in discussions with ALPA in an attempt to reduce our pilot labor costs, we cannot predict the outcome of those discussions. To the extent that we deplete our cash reserves and are unable to access the capital markets for long-term capital spending requirements or short-term liquidity needs, we will be unable to fund our obligations and sustain our operations.

Our ability to access the capital markets is partially dependent on our credit ratings. A further decline in our ratings would increase our borrowing costs and could hinder our ability to operate our business.

     Our business is highly dependent on our ability to access the capital markets. Our access to, and our costs of borrowing in, these markets depend on our credit ratings. Since September 11, 2001, our issuer credit ratings have been lowered to B3 by Moody’s Investors Service, Inc. (“Moody’s”), to B+ by Standard & Poor’s Rating Services (“S&P”) and to B by Fitch Ratings (“Fitch”). Our senior unsecured long-term debt is rated Caa2 by Moody’s, B- by S&P and B by Fitch. S&P and Fitch have each stated that their ratings outlook for our senior unsecured debt is negative, while Moody’s has stated that its ratings outlook is stable. Our credit ratings may be lowered further or withdrawn. While we do not have debt obligations that accelerate as a result of a credit ratings downgrade, our credit ratings have negatively impacted our ability to issue unsecured debt, renew outstanding letters of credit that back certain of our obligations and obtain certain financial instruments that we use in our fuel hedging program. Our credit ratings have also increased the cost of our financing transactions and the amount of collateral required for certain financial instruments, insurance coverage and vendor agreements. To the extent we are unable to access the capital markets, or our financing costs continue to increase, including as a result of further credit ratings downgrades, our business, financial condition and operating results would be materially adversely impacted.

Our pension plan funding obligations are significant and are affected by factors beyond our control.

     We sponsor qualified defined benefit pension plans for eligible employees and retirees. Our funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). We have met our required funding obligations in 2003 for these plans, which currently satisfy minimum funding requirements under ERISA.

     Estimates of the amount and timing of our future funding obligations for the pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the pension plan assets; 30-year U.S. treasury bond yields; statutory requirements; and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on whether we elect to make contributions to the pension plans in excess of those required under ERISA; such voluntary contributions may reduce or defer the funding obligations we would have absent those contributions.

     Our estimated pension funding of approximately $440 million for 2004 includes (1) a voluntary contribution of $325 million to our non-pilot pension plan, the majority of which we made in February 2004; and (2) required contributions totaling approximately $115 million which we will make to our pilot pension plan during the year. Our anticipated funding obligations under our pension plans for 2005 and thereafter cannot be reasonably estimated at this time because these estimates vary materially depending on the assumptions used to determine them and whether we make contributions in excess of those required. Nevertheless, we presently expect that our funding obligations under our pension plans in each of the years from 2005 through 2008 will be significant and could have a material adverse impact on our liquidity.

Our indebtedness and other obligations are substantial and could materially adversely affect our business and our ability to incur additional debt to fund future needs.

     We have now and will continue to have a significant amount of indebtedness and other obligations. As of December 31, 2003, we had approximately $12.6 billion of total consolidated indebtedness, including capital leases. We also have minimum rental commitments with a present value of approximately $8 billion under noncancelable operating leases with initial or remaining terms in excess of one year. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

•	place us at a competitive disadvantage to our competitors that have relatively less debt than we have.

     We have significant debt obligations maturing in the near term (approximately $1.0 billion in 2004 and $1.2 billion in 2005, as adjusted for certain refinancings of regional jet aircraft subsequent to December 31, 2003), as well as substantial pension funding obligations. We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings. We do not have any existing undrawn lines of credit. However, we have available to us long-term secured financing commitments that we may use only to finance a substantial portion of regional jet aircraft delivered to us through 2004. While we believe that new financing will be available to us, access to such financing cannot be assured given the existing business environment and the composition of our currently available unencumbered assets. Most of our owned aircraft are encumbered and those that are not are less attractive to lenders because they are not eligible for mortgage financing under Section 1110 of the U.S. Bankruptcy Code, are older aircraft types and/or are aircraft types which are no longer manufactured. Failure to obtain new financing could have a material adverse effect on our liquidity.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

     Our business is heavily dependent on our operations at the Atlanta Airport and at our other hub airports in Cincinnati, Dallas/Fort Worth and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta Airport or at one of our other hubs could have a serious impact on our business, financial condition and operating results.

We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.

     We are increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in check-in kiosks, Delta Direct phone banks and related initiatives across the system. The performance and reliability of our technology is critical to our ability to attract and retain customers and our ability to compete effectively. In this challenging business environment, we may not be able to continue to make sufficient capital investments in our technology infrastructure to deliver these expected benefits.

     In addition, any internal technology error or failure, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or internet, may disrupt our technology network. Any individual, sustained or repeated failure of our technology could impact our customer service and result in increased costs. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly.

The airline industry is subject to extensive government regulation, and new regulations may increase our operating costs.

     Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring expenses to comply with the FAA’s regulations.

     Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines. Due to the weak demand and revenue environment, this action has negatively impacted our revenues because we have not been able to increase our fares to pass these fees on to our customers.

     Furthermore, we and other U.S. carriers are subject to domestic and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the United States, certain European government agencies are initiating inquiries into airline privacy practices. Compliance with these regulatory regimes is expected to result in additional operating costs and could impact our operations and any future expansion.

Our insurance costs have increased substantially as a result of the September 11 terrorist attacks, and further increases in insurance costs or reductions in coverage could have a material adverse impact on our business and operating results.

     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. The U.S. government is providing U.S. airlines with war-risk insurance to cover losses to passengers, third parties (ground damage) and the aircraft hull. This coverage extends through August 2004 (with a possible extension to December 31, 2004 at the discretion of the Secretary of Transportation), but the coverage may not be extended beyond that time. We expect that if the U.S. government fails to renew the war-risk insurance that it provides, we will be required to replace such coverage commercially or consider other alternatives. There can be no assurance that such commercially provided war-risk insurance coverage will be adequate to protect our risk of loss from future acts of terrorism or will be provided on terms that will not have a material adverse impact on our financial condition and operating results.

Our business is dependent on the availability and price of aircraft fuel. Significant disruptions in the supply of aircraft fuel or periods of high fuel costs would materially adversely affect our operating results.

     Our operating results can be significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2003, when our average fuel price per gallon rose 22% to approximately 81.78¢ as compared to 2002. Our fuel costs represented 14%, 12% and 12% of our operating expenses in 2003, 2002 and 2001, respectively. Due to the competitive nature of the airline industry, we may not be able to pass on any increases in fuel prices to our customers by increasing our fares. Furthermore, the impact of lower aircraft fuel prices could be offset by increased price competition, and a resulting decrease in revenues, for all air carriers.

     Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel from petroleum refiners under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price. To attempt to reduce our exposure to changes in fuel prices, we periodically enter into heating and crude oil derivatives contracts, though we may not successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.

     Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future.

If we experience a significant loss of our senior management and other key employees, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

     We have approximately 55 officers, and we are dependent on their experience and industry knowledge, and that of other key employees, to execute our business plans. If we were to experience a substantial turnover in our leadership, our performance could be materially adversely impacted. Additionally, we may be unable to attract and retain additional qualified executives as needed in the future.

Employee strikes and other labor-related disruptions may adversely affect our operations.

     Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Approximately 18% of our workforce is unionized. Strikes or labor disputes with our and our affiliates’ unionized employees may adversely affect our ability to conduct our business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Our collective bargaining agreement with ALPA, which represents our pilots, becomes amendable on May 1, 2005. Our wholly-owned subsidiary, ASA, is in collective bargaining negotiations with ALPA, which represents ASA’s pilots, and with AFA, which represents ASA’s flight attendants. The outcome of these collective bargaining negotiations cannot presently be determined. In addition to the ASA negotiations, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

We are facing significant litigation, including litigation arising from the terrorist attacks on September 11, 2001, and if any such significant litigation is concluded in a manner adverse to us, our financial condition and operating results could be materially adversely affected.

     We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. It appears that the plaintiffs in these September 11 actions are alleging that we and many other air carriers are jointly liable for damages resulting from the terrorist attacks based on a theory of shared responsibility for passenger security screening at Logan, Washington Dulles International Airport (“Dulles”) and Newark Liberty International Airport (“Newark”). These lawsuits, which are in preliminary stages, generally seek unspecified damages, including punitive damages. Although federal law limits the financial liability of any air carrier for compensatory and punitive damages arising out of the September 11 terrorist attacks to no more than the limits of liability insurance coverage maintained by the air carrier, it is possible that we may be required to pay damages in the event of our insurer’s insolvency or otherwise. While we cannot reasonably estimate the potential loss for certain of our legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify damages being sought, if the outcome of any significant litigation is adverse to us, our financial condition and operating results could be materially adversely impacted.

The SARS outbreak significantly impacted the airline industry, and future disease outbreaks could materially adversely impact our business and operating results.

     During the first six months of 2003, the SARS outbreak, primarily centered in China and other Southeast Asian countries, with a number of cases in Toronto, Canada, significantly impacted airline industry revenues. Due to our small Pacific presence, the SARS outbreak has had only a minimal impact on us. However, if SARS were to spread more widely or if concerns regarding some other disease were to significantly impact customers’ willingness to travel, our financial condition and operating results could be materially adversely impacted.

We are at risk of losses and adverse publicity stemming from any accident involving our aircraft.

     If one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate or an airline that is one of our codeshare partners could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and harm our business.

Seasonality and other factors impact demand for air travel, and our prior performance is not necessarily indicative of our future results.

     In general, demand for air travel is typically higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. Demand for air travel is also affected by factors such as economic conditions, war or the threat of war, fare levels and weather conditions. In addition, demand for air travel at particular airlines may be impacted from time to time by, among other things, actual or threatened disruptions to operations due to labor issues. Due to these and other factors, operating results for an interim period are not necessarily indicative of operating results for an entire year, and operating results for a historical period are not necessarily indicative of operating results for a future period.

ITEM 2. PROPERTIES

Flight Equipment

     The table set forth below shows our aircraft fleet at December 31, 2003.

	Current Fleet

		Capital	Operating		Average
Aircraft Type	Owned	Lease	Lease	Total	Age

B-737-200	6	36	10	52	18.8
B-737-300	—	—	26	26	17.1
B-737-800	71	—	—	71	3.2
B-757-200	77	3	41	121	12.3
B-767-200	15	—	—	15	20.6
B-767-300	4	—	24	28	13.9
B-767-300ER	51	—	8	59	7.9
B-767-400	21	—	—	21	2.8
B-777-200	8	—	—	8	3.9
MD-11	8	—	5	13	9.7
MD-88	63	—	57	120	13.5
MD-90	16	—	—	16	8.1
ATR-72	4	—	15	19	9.5
CRJ-100/200	106	—	123	229	4.2
CRJ-700	35	—	—	35	0.9

Total	485	39	309	833

     Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft, as of December 31, 2003, are shown below.

	Delivery in Calendar Year Ending

						After
Aircraft on Firm Order	2004	2005		2006	2007	2007	Total

B-737-800	—	18	(1)	19	23	1	61
B-777-200	—	2		3	—	—	5
CRJ-700	23	—		—	—	—	23

Total	23	20		22	23	1	89

(1) In October 2003, we entered into a definitive agreement with a third party to sell 11 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2005. These 11 B-737-800 aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer. For additional information about our sale agreement, see Note 9 of the Notes to the Consolidated Financial Statements.

	Delivery in Calendar Year Ending

					After		Rolling
Aircraft on Option(1)	2004	2005	2006	2007	2007	Total	Options

B-737-600/700/800	—	7	10	22	21	60	226
B-757-200 (2)	—	3	6	6	5	20	37
B-767-300/300ER	—	1	2	2	5	10	8
B-767-400	—	1	2	2	19	24	—
B-777-200	—	2	1	3	14	20	9
CRJ-100/200	—	29	42	31	69	171	—
CRJ-700 (3)	—	22	30	30	70	152	—

Total	—	65	93	96	203	457	280

(1) Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

(2) On October 16, 2003, Boeing announced that it will discontinue production of 757 model aircraft at the end of 2004. We are discussing with Boeing the implications of this announcement on our options and rolling options for 757 aircraft after 2004.

(3) While our agreement with the manufacturer enables us to exercise the options indicated in this table, our collective bargaining agreement with ALPA limits the number of jet aircraft certificated for operation with between 51 and 70 seats that may be operated by other U.S. Carriers (including ASA and Comair) using the Delta flight code. This limit is currently 58 aircraft but potentially could increase in the future depending on certain factors related to the extent of flying performed by Delta pilots. Based on our current fleet and block hour plans, we will reach the current limit by the end of 2004 and we are unable to predict when or if that limit will increase.

     Our long-term agreement with The Boeing Company (“Boeing”) covers firm orders, options and rolling options for certain aircraft through calendar year 2017. This agreement supports our plan for disciplined growth, aircraft rationalization and fleet replacement. It also gives us certain flexibility to adjust scheduled aircraft deliveries and to substitute between aircraft models and aircraft types. The majority of the aircraft under firm order from Boeing will be used to replace older aircraft.

     In October 2003, we entered into a definitive agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005. As of December 31, 2003, we had deferred delivery of one B-737-800 aircraft, and plan to exercise our right to defer delivery of an additional seven B-737-800 aircraft scheduled for delivery in 2005, until 2008. In February 2004, we announced our intention to seek to sell two B-777-200 aircraft scheduled for delivery in 2005. In conjunction with this announcement, we also disclosed our intention to either acquire other Boeing aircraft in place of the three B-777-200 aircraft scheduled for delivery in 2006 or to attempt to sell these three aircraft. We have no scheduled mainline aircraft deliveries in 2004.

     Our long-term plan is to reduce our mainline aircraft fleet to three family types. We believe fleet standardization will improve reliability and produce long-term cost savings. Consistent with this plan, we retired our last B-727 aircraft in April 2003. Due to weak traffic, we temporarily grounded the entire MD-11 fleet by the end of January 2004. As a result of these actions, beginning in 2004, we will operate a mainline fleet composed entirely of two-pilot, two-engine aircraft.

     Our fleet at December 31, 2003 includes the following 23 aircraft which have been temporarily grounded: 13 MD-11, five B-767-200, four B-737-200 and one B-767-300ER (included in our fleet table). Other fleet activity included the conversion of 36 B-757-200 aircraft from mainline to Song configuration, and the sublease of two MD-11 aircraft to World Airways (these two aircraft are excluded from our fleet table).

     Our regional jet operations offer service to small and medium-sized cities and enable us to supplement mainline frequencies and service to larger cities. In 2000, our wholly-owned subsidiaries, ASA and Comair, entered into agreements with Bombardier, Inc. to purchase a total of 94 Canadair Regional Jet (“CRJ”) aircraft, including 69 CRJ-200 aircraft with a mix of 40 and 50 seats, and 25 CRJ-700 aircraft with 70 seats. ASA and Comair also received options to purchase 406 CRJ aircraft through 2010. At December 31 2003, all 69 CRJ-200 aircraft have been delivered. During 2004, all remaining firm CRJ-700 aircraft are scheduled for delivery.

     On February 27, 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we entered into a facility with a third party to finance, on a secured basis at the time of acquisition, the future deliveries of these regional jet aircraft. Borrowings under this facility (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin.

     ASA retired its last EMB-120 turbo prop aircraft in August 2003. ASA continues to operate ATR-72 turbo prop aircraft, while Comair operates an all-jet fleet.

Ground Facilities

     We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base; various computer, cargo, flight kitchen and training facilities; and most of our principal offices are located at or near the Atlanta Airport, on land leased from the City of Atlanta generally under long-term leases. We own a portion of our principal offices, our Atlanta reservations center and other real property in Atlanta, as well as a limited number of radio transmitting and receiving sites and certain other facilities.

     We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. These leases generally run for periods of less than one year to thirty years or more, and often contain provisions for periodic adjustments of lease rates. At most airports that we serve, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. We also lease aircraft maintenance facilities at certain airports; these leases generally require us to pay the cost of providing, operating and maintaining such facilities. In addition to our Atlanta maintenance base, our other major aircraft maintenance facilities are located at Cincinnati/Northern Kentucky International Airport, Dallas/Fort Worth International Airport and Salt Lake City International Airport. We lease marketing, ticket and reservations offices in certain major cities that we serve; these leases are generally for shorter terms than the airport leases. Additional information relating to our ground facilities is set forth in Note 7 of the Notes to the Consolidated Financial Statements.

     In recent years, some airports have increased or sought to increase the rates charged to airlines to levels that we believe are unreasonable. The extent to which such charges are limited by statute or regulation and the ability of airlines to contest such charges has been subject to litigation and to administrative proceedings before the DOT. If the limitations on such charges are relaxed, or the ability of airlines to challenge such charges is restricted, the rates charged by airports to airlines may increase substantially.

     The City of Atlanta, with the support of us and other airlines, has begun a ten year capital improvement program (the “CIP”) at the Atlanta Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in May 2006), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated by the City of Atlanta to cost approximately $6.8 billion, which exceeds the $5.4 billion CIP approved by the airlines in 1999. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. Certain elements of the CIP have been delayed, and there is no assurance that the CIP will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact our operations at the Atlanta Airport.

     During 2001, we entered into lease and financing agreements with the Massachusetts Port Authority (“Massport”) for the redevelopment and expansion of Terminal A at Logan. The completion of this project will enable us to consolidate all of our domestic operations at that airport into one location. Construction began in the June 2002 quarter and is scheduled to be completed during 2005. Project costs will be funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under a long-term lease agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service on the bonds. Additional information about these bonds is set forth in Note 6 of the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     In Re Northwest Airlines, et al. Antitrust Litigation. In June 1999, two purported class action antitrust lawsuits were filed in the U.S. District Court for the Eastern District of Michigan against us, U.S. Airways, Northwest and the Airlines Reporting Corporation, an airline-owned company that operates a centralized clearinghouse for travel agents to report and account for airline ticket sales.

     In the first case, the plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired with us in violation of Section 1 of the Sherman Act to restrain competition and assist us in fixing and maintaining anticompetitive prices for air passenger service to and from our Atlanta and Cincinnati hubs; and (2) that we violated Section 2 of the Sherman Act by exercising monopoly power to establish such prices in an anticompetitive or exclusionary manner. The complaint asserts that, for purposes of plaintiffs’ damages claims, the purported plaintiff class consists of all persons who purchased a Delta full-fare ticket between June 11, 1995 and the present on routes (1) that start or end at our hubs in Atlanta or Cincinnati;

(2)  on which we have over a 50% market share; (3) that are longer than 150 miles; and (4) that have total annual traffic of over 30,000 passengers.

     In the second case, the plaintiffs assert similar allegations and claims under Sections 1 and 2 of the Sherman Act with respect to U.S. Airways’ pricing practices at its Pittsburgh and Charlotte hubs (“U.S. Airways Hubs”). The complaint asserts, among other things, that we, the other defendants and certain other airlines conspired with U.S. Airways to restrain competition and assist U.S. Airways in fixing and maintaining prices for air passenger service to and from the U.S. Airways Hubs.

     In both cases, plaintiffs have requested a jury trial, and are seeking in their complaints injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws. In May 2002, the District Court granted the plaintiffs’ motion for class action certification and denied the airlines’ motions for summary judgment. The U.S. Court of Appeals for the Sixth Circuit refused to hear the airlines’ interlocutory appeal of the District Court’s order granting class action certification. The trial for this lawsuit has not yet been scheduled.

     Hall, et al. v. United Airlines, et al. In January 2002, a travel agent in North Carolina filed a class action lawsuit against numerous airlines, including us, in the U.S. District Court for the Eastern District of North Carolina on behalf of all travel agents in the United States which sold tickets from September 1, 1997 to the present on any of the defendant airlines. The lawsuit alleges that we and the other airline defendants conspired to fix travel agent commissions in violation of Section 1 of the Sherman Act. The plaintiff, who has requested a jury trial, is seeking in its complaint injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws.

     In September 2002, the District Court granted the plaintiff’s motion for class action certification, certifying a class consisting of all travel agents in the United States, Puerto Rico and the U.S. Virgin Islands which sold tickets on the defendant airlines between 1997 and 2002.

     On October 30, 2003, the District Court granted summary judgment against the plaintiff class, dismissing all claims asserted against us and most other defendants. Plaintiffs appealed to the U.S. Court of Appeals for the Fourth Circuit. Similar litigation alleging violations under Canadian competition law is pending against us and other airlines in Canada.

     All Direct Travel, Inc., et al. v. Delta Air Lines, et al. Two travel agencies have filed a purported class action lawsuit against us in the U.S. District Court for the Central District of California on behalf of all travel agencies from which we have demanded payment for breach of the agencies’ contractual and fiduciary duties to us in connection with Delta ticket sale transactions during the period from September 20, 1997 to the present. The lawsuit alleges that our conduct (1) violates the Racketeer Influenced and Corrupt Organizations Act of 1970; and (2) creates liability for unjust enrichment. The plaintiffs, who have requested a jury trial, are seeking in their complaint injunctive and declaratory relief; costs and attorneys’ fees; and unspecified treble damages.

     In January 2003, the District Court denied the plaintiffs’ motion for class action certification and in April 2003 granted our motion for summary judgment on all claims. Plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.

     Power Travel International, Inc., et al. v. American Airlines, et al. In August 2002, a travel agency filed a purported class action lawsuit in New York state court against us, American, Continental, Northwest, United and JetBlue, on behalf of an alleged nationwide class of U.S. travel agents. JetBlue has been dismissed from the case, and the remaining defendants removed the action to the U.S. District Court for the Southern District of New York. The lawsuit alleges that the defendants breached their contracts with and their duties of good faith and fair dealing to U.S. travel agencies when these airlines discontinued the payment of published base commissions to U.S. travel agencies at various times beginning in March 2002. The plaintiffs’ amended complaint seeks unspecified damages, as well as declaratory and injunctive relief. Similar litigation involving contract claims alleged under the agency agreements applicable to Canadian travel agents is pending against us and other airlines in Canada.

     Multidistrict Pilot Retirement Plan Litigation. During the June 2001 quarter, the Delta Pilots Retirement Plan (“Retirement Plan”) and related non-qualified pilot retirement plans sponsored and funded by us were named as defendants in five purported class action lawsuits filed in federal district courts in California, Massachusetts, Ohio, New Mexico and New York. The complaints (1) seek to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) allege that the calculation of the retirement benefits of the plaintiffs and the class violated the Retirement Plan and the Internal Revenue Code; and (3) seek unspecified damages. In October 2001, the Judicial Panel on Multidistrict Litigation granted our motion to transfer these cases to the U.S. District Court for the Northern District of Georgia for coordinated pretrial proceedings. Plaintiffs have filed a motion for class action certification.

     Litigation Re September 11 Terrorist Attacks. We are a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. It appears that the plaintiffs in these actions are alleging that we and many other air carriers are jointly liable for damages resulting from the terrorist attacks based on a theory of shared responsibility for passenger security screening at Logan, Dulles and Newark. These lawsuits, which are in preliminary stages, generally seek unspecified damages, including punitive damages. Although federal law limits the financial liability of any air carrier for compensatory and punitive damages arising out of the September 11 terrorist attacks to no more than the limits of liability insurance coverage maintained by the air carrier, it is possible that we may be required to pay damages in the event of our insurers’ insolvency or otherwise.

     In each of the foregoing cases, we believe the plaintiffs’ claims are without merit, and we are vigorously defending the lawsuits. An adverse decision in any of these cases could result in substantial damages against us. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.

     For a discussion of certain environmental matters, see Item 1. “Business — Environmental Matters” in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the ticker symbol DAL. As of December 31, 2003, there were 22,401 registered owners of common stock. The table below shows the high and low sales prices for our common stock on the New York Stock Exchange during 2003 and 2002, as well as cash dividends paid per common share.

	Price of
	Common Stock
			Cash Dividends per
Year 2003	High	Low	Common Share

Quarter Ended:
March 31	$14.00	$6.72	$0.025
June 30	16.05	8.76	0.025
September 30	15.26	10.30	—
December 31	15.14	10.45	—

	Price of
	Common Stock
			Cash Dividends per
Year 2002	High	Low	Common Share

Quarter Ended:
March 31	$38.69	$28.52	$0.025
June 30	32.65	18.30	0.025
September 30	21.12	8.30	0.025
December 31	14.09	6.10	0.025

     In July 2003, our Board of Directors discontinued the payment of quarterly cash dividends on our common stock. Additional information about our ability to pay dividends on our common stock is set forth in Note 12 of the Notes to the Consolidated Financial Statements and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity” in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Summary of Operations
For the years ended December 31, 2003-1999

(in millions, except share data)	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)

Operating revenues	$13,303	$13,305	$13,879	$16,741	$14,883
Operating expenses	14,089	14,614	15,481	15,104	13,565

Operating income (loss)	(786)	(1,309)	(1,602)	1,637	1,318
Interest income (expense), net(6)	(696)	(610)	(410)	(257)	(126)
Miscellaneous income (expense), net(7)	302	(2)	80	328	901
Gain loss on extinguishment of debt, net	—	(42)	—	—	—
Fair value adjustments of SFAS 133 derivatives	(9)	(39)	68	(159)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,189)	(2,002)	(1,864)	1,549	2,093
Income tax benefit (provision)	416	730	648	(621)	(831)

Net income (loss) before cumulative effect of change in accounting principle	(773)	(1,272)	(1,216)	928	1,262

Net income (loss) after cumulative effect of change in accounting principle	(773)	(1,272)	(1,216)	828	1,208
Preferred stock dividends	(17)	(15)	(14)	(13)	(12)

Net Income (loss) attributable to common shareowners	$(790)	$(1,287)	$(1,230)	$815	$1,196

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic	$(6.40)	$(10.44)	$(9.99)	$7.39	$9.05
Diluted	$(6.40)	$(10.44)	$(9.99)	$7.05	$8.52

Earnings (loss) per share
Basic	$(6.40)	$(10.44)	$(9.99)	$6.58	$8.66
Diluted	$(6.40)	$(10.44)	$(9.99)	$6.28	$8.15

Dividends declared per common share	$0.05	$0.10	$0.10	$0.10	$0.10

Other Financial and Statistical Data
For the years ended December 31, 2003-1999

	2003(1)		2002(2)		2001(3)		2000(4)		1999(5)

Total assets (millions)	$26,356		$24,720		$23,605		$21,931		$19,942
Long-term debt and capital leases (excluding current maturities) (millions)	$11,538		$10,174		$8,347		$5,896		$4,303
Shareowners’ (deficit) equity (millions)	$(659)		$893		$3,769		$5,343		$4,908
Shares of common stock outstanding at year end	123,544,945		123,359,205		123,245,666		123,013,372		132,893,470
Revenue passengers enplaned (thousands)	104,452		107,048		104,943		119,930		110,083
Available seat miles (millions)	134,383		141,719		147,837		154,974		147,073
Revenue passenger miles (millions)	98,674		102,029		101,717		112,998		106,165
Operating revenue per available seat mile	9.90	¢	9.39	¢	9.39	¢	10.80	¢	10.12	¢
Passenger mile yield	12.49	¢	12.08	¢	12.74	¢	13.86	¢	13.14	¢
Operating cost per available seat mile	10.48	¢	10.31	¢	10.47	¢	9.75	¢	9.22	¢
Passenger load factor	73.43%		71.99%		68.80%		72.91%		72.18%
Breakeven passenger load factor	78.11%		79.64%		77.31%		65.29%		65.37%
Available ton miles (millions)	20,421		21,548		22,282		22,925		21,245
Revenue ton miles (millions)	11,271		11,698		11,752		13,058		12,227
Operating cost per available ton miles	68.99	¢	67.82	¢	69.48	¢	65.88	¢	63.85	¢
Cargo ton miles (millions)	1,404		1,495		1,583		1,855		1,747
Cargo ton mile yield	33.08	¢	30.62	¢	31.95	¢	31.46	¢	32.10	¢
Fuel gallons consumed (millions)	2,370		2,514		2,649		2,922		2,779
Average price per fuel gallon, net of hedging gains	81.78	¢	66.94	¢	68.60	¢	67.38	¢	51.13	¢

(1) Includes a $268 million charge ($169 million net of tax, or $1.37 diluted EPS) for restructuring, asset writedowns, pension settlements and related items, net; a $398 million gain ($251 million net of tax, or $2.03 diluted EPS) for Appropriations Act compensation; and a $304 million gain ($191 million net of tax, or $1.55 diluted EPS) for certain other income and expense items (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K).

(2) Includes a $439 million charge ($277 million net of tax, or $2.25 diluted EPS) for restructuring, asset writedowns, and related items, net; a $34 million gain ($22 million net of tax, or $0.17 diluted EPS) for Stabilization Act compensation; and a $94 million charge ($59 million net of tax, or $0.47 diluted EPS) for certain other income and expense items (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K).

(3) Includes a $1.1 billion charge ($695 million net of tax, or $5.63 diluted EPS) for restructuring, asset writedowns, and related items, net; a $634 million gain ($392 million net of tax, or $3.18 diluted EPS) for Stabilization Act compensation; and a $186 million gain ($114 million net of tax, or $0.92 diluted EPS) for certain other income and expense items (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K).

(4) Includes a $108 million charge ($66 million net of tax, or $0.50 diluted EPS) for restructuring, asset writedowns, and related items, net; a $151 million gain ($93 million net of tax, or $0.70 diluted EPS) for certain other income and expense items; and a $164 million cumulative effect, non-cash charge ($100 million net of tax, or $0.77 diluted EPS), resulting from our adoption of SFAS 133 on July 1, 2000.

(5) Includes a $469 million charge ($286 million net of tax, or $1.94 diluted EPS) for asset writedowns; $927 million gain ($565 million net of tax, or $3.83 diluted EPS) from the sale of certain investments; an $89 million non-cash charge ($54 million net of tax, or $0.37 diluted EPS) from the cumulative effect of a change in accounting principle resulting from our adoption on January 1, 1999 of SAB 101; and a $40 million charge ($24 million net of tax, or $0.16 diluted EPS) for the early extinguishment of certain debt obligations.

(6) Includes interest income.

(7)Includes gains (losses) from the sale of investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

     Our net loss was $773 million for the year ended December 31, 2003, the third consecutive year we recorded a substantial net loss. These financial results reflect the unprecedented challenges confronting us and other airlines. Since the terrorist attacks on September 11, 2001, the airline industry has experienced a severely depressed revenue environment and significant cost pressures. These factors have resulted in industry-wide liquidity issues, including the restructuring of certain hub and spoke airlines due to bankruptcy or near bankruptcy.

     The continuing impact of the September 11, 2001 terrorist attacks and other events have resulted in fundamental, and what we believe will be long-term, changes in the airline industry. The revenue environment continues to be severely impacted by the following factors:

•	a sharp decline in high yield business travel;

•	the continuing growth of low-cost carriers with which we compete in most of our domestic markets;

•	industry capacity exceeding demand, which has resulted in significant fare discounting to stimulate demand; and

•	increased price sensitivity by our customers, reflecting in part the availability of airline fare information on the Internet.

     Our revenues have also been negatively affected by a passenger security fee, imposed by the U.S. government after September 11, 2001, which airlines are required to collect from customers and remit to the government. Due to the depressed revenue environment, we have not been able to increase our fares to pass these fees on to our customers. Although suspended for tickets sold between June 1, 2003 and September 30, 2003, the passenger security fee was re-imposed on October 1, 2003.

     Due to the changes that have occurred in the airline industry, we must significantly reduce our costs in order to be competitive in the current environment and over the long-term. Our cost structure is materially higher than that of the low-cost airlines with which we compete. Moreover, as mentioned above, other hub and spoke airlines, such as American Airlines, United Airlines and US Airways, have significantly reduced their costs through bankruptcy or the threat of bankruptcy. Our unit costs have gone from being among the lowest of the hub and spoke airlines to among the highest for 2003, a result which places us at a serious competitive disadvantage.

     Revenues. Our operating revenues were $13.3 billion in 2003, which was unchanged from our operating revenues in 2002 and 4% lower than our operating revenues in 2001. Our operating revenue performance in 2003 reflects the depressed revenue environment discussed above. During 2003, our and other airlines’ revenues were also negatively impacted by the military action in Iraq.

     International traffic, particularly in our Atlantic region, experienced the greatest impact related to the situation in Iraq, declining 12% for 2003 as compared to the prior year. Year-over-year increases in our military charter revenues in 2003 partially offset the negative effect of these events.

     In April 2003, we implemented a 12% reduction in mainline capacity due to the military action in Iraq. Because there has been some improvement in passenger demand since the end of major military combat in Iraq in May 2003, we have now restored most of this capacity.

     Costs. Our cost pressures for 2003 compared to 2002 included increases in pension, aircraft fuel and interest expense. Pension and related expense increased approximately $290 million, primarily due to declining interest rates, a decrease in the fair value of our pension plan assets and scheduled pilot salary increases under the pilots’ collective bargaining agreement. Aircraft fuel expense rose $255 million, mainly due to the rise in fuel prices to historically high levels in the period leading up to the military action in Iraq and again during the December 2003 quarter. Our interest expense increased $86 million, largely due to higher levels of debt outstanding based on our substantial increase in borrowings as discussed below.

     We expect these cost pressures to continue during 2004. We estimate that the total annual increase for 2004 compared to 2003 related to aircraft fuel, pension and related, and interest expense will be approximately $180 million, $130 million and $75 million, respectively. Our estimated increase in aircraft fuel expense assumes an average fuel price per gallon in 2004 of approximately 84¢, a 3% increase over 2003, on our projected aircraft fuel consumption of approximately 2.5 billion gallons.

     Salaries and related costs represented 45% and 42% of our total operating expenses for 2003 and 2002, respectively. We have taken actions, such as workforce reductions and changes in our non-pilot employee benefits, to reduce employee-related costs. Our pilot cost structure is, however, significantly higher than our competitors. It is critical to reduce our costs in order to be competitive with other airlines. We are currently in discussions with ALPA, to move toward a competitive pilot cost structure, but we cannot predict the outcome of these discussions. Our collective bargaining agreement with ALPA becomes amendable on May 1, 2005.

     The U.S. government is providing U.S. airlines with war-risk insurance. This coverage extends through August 2004, with a possible extension to December 31, 2004, at the discretion of the Secretary of Transportation. If the U.S. government fails to renew this insurance, there can be no assurance that commercially provided war-risk insurance coverage will be adequate to protect our risk of loss from future acts of terrorism or will be provided on terms that will not have a material adverse impact on our business, financial condition and results of operations.

     Initiatives. We implemented a profit improvement initiative program aimed at lowering our costs and increasing our revenues to compete in the current business environment and over the long term. Our actions under this program have included, among other things, (1) the transformation of the passenger check-in process to utilize more self-service options such as automated ticketing kiosks, DeltaDirect phones and check-in via delta.com; (2) selling food on flights and changing catering processes; (3) new crew scheduling technology for pilots and flight attendants; (4) the restructuring of operations at our Salt Lake City and Dallas/Fort Worth hubs; and (5) our marketing alliance with Continental Airlines and Northwest Airlines. While we believe we have made progress under this program, we must continue to reduce our costs to compete in the existing business environment.

     At the end of 2003, we began a reassessment of our operating and business strategy. The purposes of this review include assessing our competitive effectiveness, determining the best use of our available resources and identifying strategic initiatives that we might pursue to improve our performance. We expect to complete this review by July 2004.

     Liquidity. Due to the depressed revenue environment and significant cost pressures, we borrowed $2.2 billion of debt in 2003. The net proceeds of these transactions were primarily used to finance aircraft, repay certain debt obligations and increase our liquidity. All of these borrowings were secured by aircraft or other assets, except for our issuance of $350 million principal amount of 8.00% Convertible Senior Notes. In 2002 and 2001, we borrowed $2.6 billion and $2.3 billion, respectively, of debt, all of which was secured by aircraft.

     At December 31, 2003, we had cash and cash equivalents totaling $2.7 billion. On February 6, 2004, we issued $325 million principal amount of 2-7/8% Convertible Senior Notes. We do not have any undrawn lines of credit. However, we have available to us long-term secured financing commitments that we may use only to finance a substantial portion of regional jet aircraft delivered to us through 2004 (“RJ Commitments”). Most of our owned aircraft are encumbered and those that are not are less attractive to lenders because they are not eligible for mortgage financing under Section 1110 of the U.S. Bankruptcy Code, are older aircraft types and/or are aircraft types which are no longer manufactured. Substantially all of our spare mainline aircraft engines, and a substantial portion of our mainline aircraft spare parts, are also encumbered.

     Absent factors outside our control, we believe that our annual 2004 cash flows from operations will be sufficient to fund our daily operations, including (1) approximately

$1.3 billion of operating lease payments; (2) approximately $750 million in interest payments, which may vary as interest rates change on our $4.2 billion principal amount of variable rate debt; and (3) estimated pension funding of approximately $440 million. We also believe that our annual 2004 cash flows from operations will be sufficient to fund our non-fleet capital expenditures for 2004, but will not be sufficient to pay our aircraft capital expenditures and debt maturities for that year.

     Our estimated pension funding of approximately $440 million for 2004 includes (1) a voluntary contribution of $325 million to our non-pilot pension plan, the majority of which we made in February 2004, and (2) required contributions totaling approximately $115 million which we will make to our pilot pension plan during the year. The voluntary contribution to the non-pilot pension plan will reduce our near term funding obligation for that plan and increase the benefit security for plan participants. As a result of the 2004 contributions to our pension plans, the non-pilot and pilot pension plans will each have a funded ratio, for current liability purposes under ERISA, of at least 80% as of July 1, 2003, our most recent ERISA funding measurement date.

     During 2004, we expect capital expenditures to be approximately $1.2 billion, covering $600 million for aircraft expenditures, which includes approximately $500 million for the acquisition of regional jet aircraft; $300 million for aircraft parts and modifications; and $300 million for non-fleet capital expenditures. We may use the RJ Commitments to fund a substantial portion of our obligations for the acquisition of regional jet aircraft. As discussed above, we believe our non-fleet capital expenditures will be funded through cash flows from operations. We currently expect to fund the remaining capital expenditures in 2004 through cash and cash equivalents.

     We have approximately $1.0 billion of debt maturities due during 2004, including $430 million in the March 2004 quarter, $160 million in the June 2004 quarter, $290 million in the September 2004 quarter and $120 million in the December 2004 quarter. These maturities include approximately $300 million due under short-term financing arrangements associated with our acquisition of regional jet aircraft, which will be largely refinanced through the RJ Commitments. We currently expect to pay the remaining debt maturities in 2004 through cash and cash equivalents.

     We have significant obligations due in 2005 and thereafter. For additional information, see the Contractual Obligations section of Management’s Discussion and Analysis in this Form 10-K.

     We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings. While new financing may be available to us, access to such financing cannot be assured given the existing business environment and the composition of our currently available unencumbered assets. Failure to obtain new financing could have a material adverse effect on our liquidity.

     Outlook. Based on the continuing weak revenue environment and cost pressures, including higher fuel costs, we estimate we will record a net loss of approximately $400 million in the March 2004 quarter.

Results of Operations—2003 Compared to 2002

     Net Loss per Share. We recorded a consolidated net loss of $773 million ($6.40 diluted loss per share) in 2003, compared to a consolidated net loss of $1.3 billion ($10.44 diluted loss per share) in 2002.

     Operating Revenues. Operating and passenger revenues remained unchanged at $13.3 billion and $12.3 billion, respectively, in 2003 compared to 2002. Revenue Passenger Miles (“RPM“s) decreased 3% on a capacity decline of 5%, while passenger mile yield increased 3% to 12.49¢. For information about the factors negatively impacting the revenue environment, see the Business Environment section of Management’s Discussion and Analysis in this Form 10-K.

          North American Passenger Revenues. North American passenger revenues remained unchanged at $10.0 billion in 2003. RPMs decreased 1% on a capacity decrease of 3%, while passenger mile yield increased 1%. Load factors increased by 1.6 points.

          International Passenger Revenues. International passenger revenues decreased 5% to $2.2 billion in 2003. RPMs fell 12% on a capacity decline of 14%, while passenger mile yield increased 9%. The decline in international revenue passenger miles, particularly in the Atlantic region, is due to the reduction in traffic in the period leading up to and during the military action in Iraq. The increase in passenger mile yield primarily relates to the reduction of capacity in certain markets and favorable foreign currency exchange rates.

          Cargo and Other Revenues. Cargo revenues increased 1% to $464 million in 2003. Cargo ton miles decreased 6% due to reductions in capacity, while cargo ton mile yield increased 8%. Other revenues decreased 2% to $516 million, primarily reflecting decreases due to lower revenue from certain mileage partnership arrangements as well as a decline in codeshare revenue. These decreases were partially offset by an increase in various miscellaneous revenues and growth under our contract carrier arrangements.

     Operating Expenses. Operating expenses totaled $14.1 billion for 2003, decreasing 4% from 2002. Operating capacity decreased 5% to 134 billion Available Seat Miles (“ASM”s) primarily due to capacity reductions implemented as a result of the military action in Iraq. Because there has been some improvement in passenger demand since the end of major military combat in Iraq in May 2003, we have now restored most of this capacity. Operating Cost per Available Seat Mile (“CASM”) rose 2% to 10.48¢. Operating expenses and CASM reflect (1) Appropriations Act reimbursements received during 2003; (2) restructuring, asset writedowns, pension settlements and related items, net recorded during 2003 and 2002; and (3) Stabilization Act compensation recorded in 2002. These items are discussed below.

     Salaries and related costs totaled $6.3 billion in 2003, a 3% increase from 2002. This 3% increase primarily reflects (1) a 5% increase from higher pension and related expense of approximately $290 million; (2) a 2% increase due to salary rate increases primarily for pilots in the June 2003 and 2002 quarters under their collective bargaining agreement, and for mechanics in the June 2002 quarter; and (3) a 2% increase due to growth in our wholly-owned subsidiaries’ regional jet operations. These increases were partially offset by a 6% decrease due to our 2002 workforce reduction programs. The increase in pension expense mainly reflects the impact of declining interest rates, a decrease in the fair value of pension plan assets and scheduled pilot salary increases, partially offset by approximately $120 million in expense reductions from the transition of our non-pilot defined benefit pension plan to a cash balance plan. For additional information related to this transition, see Note 11 of the Notes to the Consolidated Financial Statements.

     Aircraft fuel expense totaled $1.9 billion during 2003, a 15% increase from 2002. This increase is primarily due to higher fuel prices, partially offset by capacity reductions. The average fuel price per gallon rose 22% to 81.78¢, while total gallons consumed decreased 6%. Our fuel cost is shown net of fuel hedge gains of $152 million for 2003 and $136 million for 2002. Approximately 65% and 56% of our aircraft fuel requirements were hedged during 2003 and 2002, respectively. For additional information about our fuel hedge contracts, see Note 4 of the Notes to the Consolidated Financial Statements.

     Depreciation and amortization expense rose 5% in 2003, primarily due to the acquisition of regional jet aircraft and an increase in software amortization associated with completed technology projects.

     Contracted services expense declined 12% primarily due to reduced traffic and capacity, the suspension of the air carrier security fees under the Emergency Wartime Supplemental Appropriations Act (“Appropriations Act”) between June 1, 2003 and September 30, 2003, and a decrease in contracted services across certain workgroups. For additional information about the Appropriations Act, see Note 19 of the Notes to the Consolidated Financial Statements.

     Landing fees and other rents rose 3%, primarily due to higher landing fees, adopted by airports seeking to recover lost revenue due to decreased traffic, and increased facility rates. Aircraft maintenance materials and outside repairs expense fell 11%, primarily from reduced maintenance volume and materials consumption as a result of process improvement initiatives, lower capacity and our fleet simplification program. Aircraft rent expense increased 3% mainly due to our decision in the December 2002 quarter to return our B-737-300 leased aircraft to service during 2003. For additional information related to this decision, see Note 15 of the Notes to Consolidated Financial Statements.

     Other selling expenses fell 11%. This increase primarily reflects a 9% decrease related to lower booking fees resulting from decreased traffic and a 3% decline from higher sales of mileage credits under our SkyMiles program because a portion of this revenue is recorded as an offset to other selling expenses. These decreases were partially offset by an increase in advertising expenses due to the launch of Song, our new low-fare service. Passenger commission expense declined 34%, primarily reflecting a 22% decrease from the change in our commission rate structure in 2002, which resulted in the elimination of travel agent base commissions for tickets sold in the U.S. and Canada. The decrease in passenger commissions also reflects the cancellation or renegotiation of certain travel agent contracts and a lower volume of base and incentive commissions. Passenger service expense decreased 13%, primarily reflecting a 10% decline from decreased traffic and capacity and a 7% decrease due to certain meal service-related cost savings initiatives.

     Restructuring, asset writedowns, pension settlements and related items, net totaled $268 million in 2003 compared to $439 million in 2002. Our 2003 charge consists of (1) $212 million related to settlements under the pilots’ defined benefit pension plans; (2) $43 million related to a net curtailment loss for the cost of pension and postretirement obligations for participants under our 2002 workforce reduction programs; and (3) $41 million associated with the planned sale of 11 B-737-800 aircraft. This charge was partially offset by a $28 million reduction to operating expenses from revised estimates of remaining costs associated with our restructuring activities. Our 2002 charge consists of (1) $251 million in asset writedowns; (2) $127 million related to our 2002 workforce reduction programs; (3) $93 million for the temporary carrying cost of surplus pilots and grounded aircraft; (4) $30 million due to the deferred delivery of certain Boeing aircraft; (5) $14 million for the closure of certain leased facilities; and (6) $3 million related to other items. This charge was partially offset by (1) the reversal of a $56 million reserve for future lease payments related to nine B-737-300 leased aircraft as a result of a decision in 2002 to return these aircraft to service and (2) a $23 million adjustment of certain prior year restructuring reserves based on revised estimates of remaining costs. For additional information on these restructuring, asset writedowns, pension settlements and related items, net, see Note 15 of the Notes to the Consolidated Financial Statements.

     Appropriations Act reimbursements totaled $398 million in 2003, representing reimbursements from the U.S. government to air carriers for certain passenger and air carrier security fees paid to the Transportation Security Administration (“TSA”). We recorded these amounts as a reduction to operating expenses in our Consolidated Statement of Operations. For additional information about the Appropriations Act, see Note 19 of the Notes to the Consolidated Financial Statements.

     Stabilization Act compensation totaled $34 million in 2002, representing amounts we recognized as compensation in the applicable period under the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). We recorded these amounts as a reduction to operating expenses in our Consolidated Statement of Operations. For additional information about the Stabilization Act, see Note 19 of the Notes to the Consolidated Financial Statements.

     Other operating expenses fell 14%, primarily reflecting a 9% decrease due to lower insurance rates under U.S. government-provided insurance policies and lower volume-related insurance premiums due to decreased capacity and traffic, as well as a 3% decline due to lower communication and supplies expenses.

     Operating Loss and Operating Margin. We incurred an operating loss of $786 million in 2003, compared to an operating loss of $1.3 billion in 2002. Operating margin was (6%) and (10%) for 2003 and 2002, respectively.

     Other Income (Expense). Other expense, net totaled $403 million during 2003, compared to other expense, net of $693 million in 2002. Included in these results are the following:

•	An $86 million increase in interest expense in 2003 compared to 2002 primarily due to higher levels of outstanding debt in 2003.

•	A $321 million gain in 2003 from the sale of certain investments. This primarily relates to a $279 million gain from the sale of our equity investment in Worldspan and a $28 million gain from the sale of a portion of our Orbitz shares. For additional information about these investments, see Note 17 of the Notes to the Consolidated Financial Statements.

•	Gain (loss) on extinguishment of debt, net was zero for 2003 compared to a $42 million loss in 2002. During 2003, we recorded a $15 million loss resulting from our repurchase of a portion of outstanding Employee Stock Ownership Plan (“ESOP”) Notes, offset by a $15 million gain related to our debt exchange offer. For additional information about our repurchase of ESOP Notes in 2003 and 2002 and our debt exchange offer in 2003, see Note 6 of the Notes to the Consolidated Financial Statements.

•	A $9 million charge in 2003 compared to a $39 million charge in 2002 for fair value adjustments of financial instruments accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in certain companies.

•	Miscellaneous expense, net was $19 million in 2003 compared to miscellaneous income, net of $1 million in 2002 due primarily to a decrease in earnings from our equity investment in Worldspan, which we sold in June 2003.

Results of Operations—2002 Compared to 2001

     Net Loss and Loss per Share. We recorded a consolidated net loss of $1.3 billion ($10.44 diluted loss per share) in 2002, compared to a consolidated net loss of $1.2 billion ($9.99 diluted loss per share) in 2001.

     Operating Revenues. Operating revenues were $13.3 billion in 2002, decreasing 4% from 2001. Passenger revenues fell 5% to $12.3 billion. RPMs were unchanged on a capacity decline of 4%, while passenger mile yield decreased 5% to 12.08¢. The decreases in operating revenues, passenger revenues and passenger mile yield from the depressed 2001 levels reflect the continuing effects of the September 11 terrorist attacks on our business, the challenging revenue environment discussed above and the weakness of the U.S. and world economies.

          North American Passenger Revenues. North American passenger revenues fell 6% to $10.0 billion in 2002. RPMs increased 1% on a capacity decrease of 3%, while passenger mile yield decreased 7%. The decline in passenger mile yield reflects the challenging revenue environment, including significant fare discounting as well as a substantial reduction in high-yield business traffic reflecting the continuing effects of the September 11 terrorist attacks on our business.

          International Passenger Revenues. International passenger revenues decreased 2% to $2.3 billion in 2002. RPMs fell 2% on a capacity decline of 7%, while passenger mile yield increased 1%. The decline in our international capacity was primarily driven by reductions in our Pacific operations due to weak passenger demand.

          Cargo and Other Revenues. Cargo revenues decreased 9% to $458 million in 2002. This reflects a 7% decline due to Federal Aviation Administration security measures,

adopted after the September 11 terrorist attacks, that prohibit passenger airlines from transporting mail weighing more than 16 ounces; such mail had represented approximately 50% of our mail business. The decline in cargo revenues also reflects a 2% decrease due to lower domestic freight volumes and yields. Cargo ton miles decreased 6% and cargo ton mile yield decreased 4%. Other revenues increased 29% to $526 million, primarily reflecting a 12% increase due to higher administrative service fees and a 12% increase due to higher codeshare revenues.

     Operating Expenses. Operating expenses totaled $14.6 billion for 2002, decreasing 6% from 2001. Operating capacity decreased 4% to 142 billion ASMs. CASM fell 2% to 10.31¢. Operating expenses and CASM reflect in 2002 and 2001 (1) restructuring, asset writedowns, pension settlements and related items, net and (2) Stabilization Act compensation. These items are discussed below.

     Salaries and related costs totaled $6.2 billion in 2002, a 1% increase from 2001. This reflects a 6% increase from higher pension expense and a 5% increase due to salary and benefit rate increases for pilots and mechanics in the June 2002 quarter. These increases were largely offset by decreases due to workforce reductions implemented after we reduced capacity following September 11, 2001.

     Aircraft fuel expense totaled $1.7 billion during 2002, a 7% decrease from 2001. Total gallons consumed decreased 5% mainly due to capacity reductions. The average fuel price per gallon fell 2% to 66.94¢. Our fuel cost is shown net of fuel hedge gains of $136 million for 2002 and $299 million for 2001. Approximately 56% and 58% of our aircraft fuel requirements were hedged during 2002 and 2001, respectively. For additional information about our fuel hedge contracts, see Note 4 of the Notes to the Consolidated Financial Statements.

     Depreciation and amortization expense fell 11% in 2002, reflecting a 6% decrease due to a change in our asset base and a 5% decrease due to our adoption on January 1, 2002, of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized (see Note 5 of the Notes to the Consolidated Financial Statements).

     Contracted services expense declined 1% primarily due to a 4% decrease from fewer contract workers, partially offset by a 3% increase due to higher security costs. Landing fees and other rents rose 7%, of which 3% was related to an increase in landing fee rates and 2% was due to lower costs in 2001 resulting from reduced operations by Comair. Due to a strike by its pilots, Comair suspended operations between March 26, 2001 and July 1, 2001, and gradually returned to service after the strike.

     Aircraft maintenance materials and outside repairs expense fell 11%, primarily reflecting a reduction in maintenance volume and materials consumption due to the timing of maintenance events. Aircraft rent expense decreased 4%, primarily due to a reduction in the number of leased aircraft during 2002 from our fleet simplification efforts. Other selling expenses fell 13%, of which 6% was due to lower costs associated with our mileage partnership programs and 4% was due to reduced advertising and promotion spending.

     Passenger commission expense declined 40%, primarily due to a change in our commission rate structure. On March 14, 2002, we eliminated travel agent base commissions for tickets sold in the U.S. and Canada. Passenger service expense decreased 20%, primarily due to meal service reductions.

     Restructuring, asset writedowns, pension settlements and related items, net totaled $439 million in 2002 compared to $1.1 billion in 2001. Our 2002 charge is discussed above. Our 2001 charge consists of (1) $566 million related to our 2001 workforce reduction programs; (2) $363 million from a decrease in value of certain aircraft and other fleet related charges; (3) $160 million related primarily to discontinued contracts, facilities and information technology projects; and (4) $30 million for the temporary carrying cost of surplus pilots and grounded aircraft. For additional information on restructuring, asset writedowns, pension settlements and related items, net, see Note 15 of the Notes to the Consolidated Financial Statements.

     Stabilization Act compensation totaled $34 million in 2002 compared to $634 million in 2001, representing amounts we recognized as compensation in the applicable period under the Stabilization Act. For additional information about the Stabilization Act, see Note 19 of the Notes to the Consolidated Financial Statements.

     Other operating expenses decreased 11%, primarily due to declines in miscellaneous expenses such as supplies, utilities, interrupted operations expenses and professional fees, which were partially offset by a 19% increase in expenses due to a rise in war-risk insurance rates.

     Operating Loss and Operating Margin. We incurred an operating loss of $1.3 billion in 2002, compared to an operating loss of $1.6 billion in 2001. Operating margin was (10%) and (12%) for 2002 and 2001, respectively.

     Other Income (Expense). Other expense totaled $693 million during 2002, compared to other expense of $262 million in 2001. Included in these results are the following:

•	A $147 million increase in interest expense in 2002 compared to 2001 primarily due to higher levels of outstanding debt in 2002.

•	A $53 million decrease in interest income in 2002 compared to 2001 due to lower interest rates and a lower average cash balance in 2002.

•	A $127 million net gain in 2001 on the sale of certain investments. This primarily relates to a $111 million gain on the sale of our equity interest in SkyWest, Inc., the parent company of SkyWest Airlines, and an $11 million gain from the sale of our equity interest in Equant, N.V., an international data network services company.

•	A $39 million charge in 2002 compared to a $68 million gain in 2001 for fair value adjustments of financial instruments accounted for under SFAS 133. This relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in certain companies.

•	A $42 million loss on extinguishment of debt in 2002, which resulted from our repurchase of a portion of outstanding ESOP Notes.

•	Miscellaneous income, net was $1 million in 2002 compared to a $47 million miscellaneous expense, net in 2001 due primarily to increased earnings from our equity investment in Worldspan in 2002.

Financial Condition and Liquidity

     Sources and Uses of Cash—2003. Cash and cash equivalents totaled $2.7 billion at December 31, 2003, compared to $2.0 billion at December 31, 2002. For 2003, net cash provided by operating activities totaled $453 million, which includes the following items:

•	Net tax refunds totaling $402 million.

•	Our net loss of $773 million.

•	Our $76 million payment to fund a defined benefit pension plan.

•	A $102 million increase in total restricted cash, primarily to support certain projected insurance obligations. For additional information about our restricted cash, see Note 1 of the Notes to the Consolidated Financial Statements.

     During 2003, capital expenditures were $1.5 billion, which included the acquisition of 31 CRJ-200 and 20 CRJ-700 aircraft. Of these regional jet aircraft, 43 were acquired through seller financing arrangements for $718 million.

     On June 30, 2003, we sold our 40% equity investment in Worldspan. In consideration for this sale, we received (1) $285 million in cash and (2) a $45 million subordinated promissory note, which bears interest at 10% per annum and matures in 2012. We will also receive credits totaling approximately $125 million, which will be recognized ratably as a reduction of costs through 2012, for future Worldspan-provided services. At December 31, 2003, the carrying and fair value of the subordinated promissory note was $38 million. For additional information about the sale of our equity investment in Worldspan, see Note 17 of the Notes to the Consolidated Financial Statements.

     Debt and capital lease obligations, including current maturities and short-term obligations, totaled $12.6 billion at December 31, 2003, compared to $10.9 billion at December 31, 2002. During 2003, we engaged in the following financing transactions (for additional information about these transactions, see Note 6 of the Notes to the Consolidated Financial Statements):

•	We issued $1.9 billion principal amount of debt under secured financing arrangements, due in installments through 2021.

•	We issued $350 million principal amount of 8% Convertible Senior Notes due 2023.

•	General Electric Capital Corporation (“GECC”) issued $404 million of irrevocable, direct-pay letters of credit to support our obligations related to $397 million principal amount of outstanding municipal bonds. This transaction replaced letters of credit issued by a third party that were due to expire in June 2003.

•	We completed a debt exchange offer in which $262 million principal amount of previously outstanding unsecured notes due in 2004 and 2005 were exchanged for a total of $47 million in cash and $211 million principal amount of unsecured new notes, net of a discount, due in 2008.

     In February 2004, we issued $325 million principal amount of 2-7/8% Convertible Senior Notes due 2024. For additional information on this transaction, see Note 22 of the Notes to the Consolidated Financial Statements.

     Future Aircraft Order Commitments. To preserve liquidity, we have taken the following actions regarding our orders for mainline aircraft:

•	In 2002, we deferred the delivery of 31 mainline aircraft. As a result of these deferrals, we had no mainline aircraft deliveries in 2003, and we have no such deliveries scheduled for 2004.

•	In October 2003, we entered into a definitive agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005. We also granted the third party an option to purchase up to 10 additional B-737-800 aircraft scheduled for delivery to us in 2006.

•	As of December 31, 2003, we had deferred delivery of one B-737-800 aircraft, and plan to exercise our right to defer delivery of an additional seven B-737-800 aircraft, until 2008. These aircraft were originally scheduled for delivery in 2005.

•	In February 2004, we announced our intention to seek to sell two B-777-200 aircraft scheduled for delivery in 2005. Additionally, we have agreed with the manufacturer to defer the delivery of these aircraft from the first half of 2005 until the second half of 2005. We also disclosed our intention either to acquire other Boeing aircraft in place of three B-777-200 aircraft scheduled for delivery in 2006 or to attempt to sell these three aircraft.

     On February 27, 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we entered into a facility with a third party to finance, on a secured basis at the time of acquisition, the future deliveries of these regional jet aircraft. Borrowings under this facility (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin.

     For additional information about our aircraft order commitments, see Note 9 of the Notes to the Consolidated Financial Statements.

     Shareowners’ (Deficit) Equity. Shareowners’ (deficit) equity was $(659) million at December 31, 2003 and $893 million at December 31, 2002. The decrease in our shareowners’ (deficit) equity is primarily due to our $773 million net loss in 2003 and the $786 million, net of tax, non-cash adjustment to our additional minimum pension liability recorded during 2003. For further information about our additional minimum pension liability, see Note 11 of the Notes to the Consolidated Financial Statements.

     ESOP Preferred Stock. Delaware General Corporation Law (“Delaware law”) provides that a company may pay dividends on its stock only (1) out of its “surplus,” which is generally defined as the excess of a company’s net assets over the aggregate par value of its issued stock, or (2) from its net profits for the fiscal year in which the dividend is paid or from its net profits for the preceding fiscal year. Delaware law also prohibits a company from redeeming or purchasing its stock for cash or other property, unless the company has sufficient “surplus.”

     Because we expected to have, and did in fact have, a negative “surplus” at December 31, 2003, our Board of Directors took the following actions, effective in December 2003, related to our ESOP Preferred Stock to comply with Delaware law:

•	Suspended indefinitely the payment of dividends on our ESOP Preferred Stock. Unpaid dividends on the ESOP Preferred Stock will accrue without interest, until paid, at a rate of $4.32 per share per year. The ESOP Preferred Stock is held by Fidelity Management Trust Company in its capacity as trustee for the Delta Family-Care Savings Plan, a broad-based employee benefit plan (“Savings Plan”).

•	Changed the form of payment we use to redeem shares of ESOP Preferred Stock when redemptions are required under the Savings Plan. For the indefinite future, we will pay the redemption price of the ESOP Preferred Stock in shares of our common stock rather than in cash.

     At December 31, 2003, approximately 5.8 million shares of ESOP Preferred Stock were held by the Savings Plan. About 3.8 million shares of ESOP Preferred Stock are currently allocated to the accounts of Savings Plan participants; the remainder of the shares is available for allocation in the future.

     We are generally required to redeem shares of ESOP Preferred Stock (1) to provide for distributions of the accounts of Savings Plan participants who terminate employment with us and request a distribution and (2) to implement annual diversification elections by Savings Plan participants who are at least age 55 and have participated in the Savings Plan for at least ten years. In these circumstances, shares of ESOP Preferred Stock are redeemable at a price equal to the greater of (1) $72.00 per share or (2) the fair value of the shares of our common stock issuable upon conversion of the ESOP Preferred Stock to be redeemed, plus, in either case, accrued but unpaid dividends on such shares of ESOP Preferred Stock. Under the terms of the ESOP Preferred Stock, we may pay the redemption price in cash, shares of our common stock (valued at fair value), or in a combination thereof. Each share of ESOP Convertible Preferred Stock is convertible into 1.7155 shares of our common stock, subject to adjustment in certain circumstances.

     During 2003, an average of approximately 20,000 shares of ESOP Preferred Stock was redeemed each month under the Savings Plan, resulting in an average aggregate monthly redemption price of $1.4 million plus accrued and unpaid dividends. At this rate, and assuming a Delta common stock price of $12.00 per share, we estimate that we will issue approximately 3.5 million shares of our common stock during 2004 and 2005 to redeem ESOP Preferred Stock. The actual number of shares of our common stock issued may differ materially from this estimate because the actual number of shares will depend on various factors, including the duration of the period during which we may not redeem ESOP Preferred Stock for cash under Delaware Law;

the fair value of Delta common stock when ESOP Preferred Stock is redeemed; and the number of shares of ESOP Preferred Stock redeemed by Savings Plan participants who terminate their employment with us or elect to diversify their Savings Plan accounts.

     For additional information about our ESOP Preferred Stock, see Notes 11 and 12 of the Notes to the Consolidated Financial Statements.

     Working Capital Position. As of December 31, 2003, we had negative working capital of $1.7 billion, compared to negative working capital of $2.6 billion at December 31, 2002. This change in our negative working capital balance is primarily due to the increase in our cash and cash equivalents, which is discussed above in the Sources and Uses of Cash section of Management’s Discussion and Analysis in this Form 10-K. A negative working capital position is normal for us, typically due to our air traffic liability and the fact that we primarily generate revenue by providing air transportation through the utilization of property and equipment, which are classified as long-term assets.

     Credit Ratings and Covenants. Since September 11, 2001, our issuer credit ratings have been lowered to B3 by Moody’s, to B+ by S&P and to B by Fitch. Our senior unsecured long-term debt is rated Caa2 by Moody’s, B- by S&P and B by Fitch. S&P and Fitch have each stated that their ratings outlook for our senior unsecured debt is negative, while Moody’s has stated that its outlook is stable. Our credit ratings may be lowered further. While we do not have debt obligations that accelerate as a result of a credit ratings downgrade, our credit ratings have negatively impacted our ability to issue unsecured debt, renew outstanding letters of credit that back certain of our obligations and obtain certain financial instruments that we use in our fuel hedging program. Our credit ratings have also increased the cost of our financing transactions and the amount of collateral required for certain financial instruments, insurance coverage and vendor agreements. To the extent we are unable to access the capital markets, or our financing costs continue to increase, including as a result of further credit ratings downgrades, our business, financial position and results of operations would be materially adversely impacted.

     Our credit facilities do not contain any negative financial covenants. Our Reimbursement Agreement with GECC includes a Collateral Value Test. For additional information about this test, see Note 6 of the Notes to the Consolidated Financial Statements.

     As is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. We were in compliance with these requirements at December 31, 2003 and 2002. For additional information about our war-risk insurance currently provided by the U.S. government under the Stabilization Act, see Note 19 in the Notes to the Consolidated Financial Statements.

     For additional information on our liquidity, see the Business Environment section of Management’s Discussion and Analysis in this Form 10-K.

     Prior Years

          2002. Cash and cash equivalents totaled $2.0 billion at December 31, 2002. Net cash provided by operations totaled $285 million during 2002, including receipt of (1) a $472 million tax refund due to a new tax law and (2) a $112 million in compensation under the Stabilization Act. Capital expenditures, including aircraft acquisitions made under seller financing arrangements, were $2.0 billion during 2002; this included the acquisition of four B-737-800, three B-767-400, one B-777-200, 34 CRJ-200 and 15 CRJ-700 aircraft. Debt and capital lease obligations, including current maturities and short-term obligations, totaled $10.9 billion at December 31, 2002. We issued $2.6 billion of secured long-term debt during 2002.

          2001. Cash and cash equivalents totaled $2.2 billion at December 31, 2001. Net cash provided by operations totaled $236 million during 2001, including $556 million of compensation received under the Stabilization Act. Capital expenditures, including aircraft acquisitions made under seller financing arrangements, were $2.9 billion during 2001; this included the acquisition of 27 B-737-800, three B-757-200, two B-767-300ER, six B-767-400, 23 CRJ-200 and four CRJ-100 aircraft. Debt and capital lease obligations, including current maturities and short-term obligations, totaled $9.4 billion at December 31, 2001. We issued $2.3 billion of secured long-term debt during 2001.

Financial Position

     December 31, 2003 Compared to December 31, 2002. This section discusses certain changes in our Consolidated Balance Sheets which are not otherwise discussed in this Form 10-K.

     Prepaid expenses and other current assets increased by 34%, or $120 million, primarily due to an increase in prepaid aircraft fuel as well as an increase in the fair value of our fuel hedge derivative contracts. Restricted investments for our Boston airport terminal project decreased 31%, or $131 million, due to the capitalization of project expenditures and interest paid. Other noncurrent assets increased 42%, or $634 million, due to an increase in our deferred tax assets which was partially offset by a decrease in the intangible asset recorded in conjunction with our additional minimum pension liability.

     Accounts payable, deferred credits and other accrued liabilities decreased 8%, or $162 million, primarily due to payments related to our restructuring reserves and to the Delta Employees Credit Union (see Note 16 and Note 20, respectively, of the Notes to the Consolidated Financial Statements). Pension and related benefits increased 51%, or $1.6 billion, primarily due to our non-cash adjustments to our additional minimum pension liability recorded during 2003. For additional information on our employee benefit plans, see Note 11 of the Notes to the Consolidated Financial Statements.

     Contractual Obligations. The following table provides a summary of our contractual obligations as of December 31, 2003 related to debt; operating leases; aircraft order commitments; capital leases; interest and related payments; other material, noncancelable purchase obligations; and other liabilities. The table excludes commitments that are contingent based on certain events or other factors that are uncertain or unknown at this time.

	Contractual Payments Due By Period

							After
(in millions)	Total	2004	2005	2006	2007	2008	2008

Debt(1)	$12,462	$1,002	$1,164	$781	$463	$1,272	$7,780
Operating lease payments(2)	11,854	1,271	1,237	1,173	1,112	1,147	5,914
Aircraft order commitments(3)	4,014	675	1,171	1,285	840	43	—
Capital lease obligations(4)	129	29	22	18	15	13	32
Interest and related payments(5)	7,392	725	671	597	559	523	4,317
Other purchase obligations(6)	318	280	19	14	4	—	1
Other liabilities(7)	56	56	—	—	—	—	—

Total	$36,225	$4,038	$4,284	$3,868	$2,993	$2,998	$18,044

(1)	These amounts are included on our Consolidated Balance Sheets. A portion of this debt is backed by letters of credit totaling $300 million at December 31, 2003. For additional information about our debt and related matters, see Note 6 of the Notes to the Consolidated Financial Statements.

(2)	Our operating lease obligations are described in Note 7 of the Notes to the Consolidated Financial Statements. A portion of these obligations is backed by letters of credit totaling $104 million at December 31, 2003. For additional information about these letters of credit, see Note 6 of the Notes to the Consolidated Financial Statements.

(3)	Includes capital expenditures related to our purchase of seven B-737-800 aircraft in 2005. We intend to exercise our right to defer the delivery of these aircraft to 2008. This action will defer the related capital expenditures from 2004 and 2005 to later years. Accordingly, the aircraft capital expenditure amount in the Business Environment section of Management’s Discussion and Analysis in this Form 10-K does not include any amount in 2004 related to our purchase of these seven aircraft.

Includes capital expenditures to purchase from the manufacturer 11 B-737-800 aircraft for which we have entered into a definitive agreement to sell to a third party immediately following delivery of those aircraft to us in 2005. For additional information about our intention to exercise our right to defer the delivery of seven B-737-800 aircraft from 2005 to 2008, and our definitive agreement to sell 11 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2005, see Note 9 of the Notes to the Consolidated Financial Statements.

(4)	Interest payments related to capital lease obligations are included in the table. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. For additional information about our capital lease obligations, see Note 7 of the Notes to the Consolidated Financial Statements.

(5)	These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. Payments in early 2004 related to variable rate debt are based on the specified margin and the base rate, such as LIBOR, in effect at December 31, 2003. The base rates typically reset every one to six months depending on the debt agreement. Payments in late 2004 and other years for variable rate debt do not consider any amount for the base rate component of the interest calculation since the rate is unknown at December 31, 2003; these payments were calculated based only on the specified margin. At December 31, 2003, by way of context, the base rate component of the interest calculation on our $4.2 billion of variable rate debt is approximately 1%. The related payments represent credit enhancements required in conjunction with certain debt agreements.

(6)	Includes purchase obligations pursuant to which we are required to make minimum payments for goods and services. For additional information about other commitments and contingencies, see Note 9 of the Notes to the Consolidated Financial Statements.

(7)	Represents other liabilities on our Consolidated Balance Sheets for which we are obligated to make future payments primarily related to postretirement medical benefit costs incurred but not yet paid and payments required under certain collective bargaining agreements for unused vacation time. These liabilities are not included in any other line item on this table.

     The table above does not include amounts related to our future funding obligations under our defined benefit pension plans. Estimates of the amount and timing of these future funding obligations are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, 30-year U.S. Treasury bond yields, statutory requirements and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on whether we elect to make contributions to the pension plans in excess of those required under ERISA; such voluntary contributions may reduce or defer the funding obligations we would have absent those contributions.

     We estimate that our pension plan funding will be approximately $440 million for 2004. As discussed in the Business Environment section of Management’s Discussion and Analysis in this Form 10-K, this includes a voluntary contribution of $325 million to our non-pilot pension plan in January and February 2004. Our anticipated funding obligations under our pension plans for 2005 and thereafter cannot be reasonably estimated at this time because these estimates vary materially depending on the assumptions used to determine them and whether we make contributions in excess of those required. Nevertheless, we presently expect that our funding obligations under our pension plans in each of the years from 2005 through 2008 will be significant and could have a material adverse impact on our liquidity.

     In addition to the contractual obligations discussed above, we have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. These obligations are contingent upon whether we terminate the contract without cause prior to its expiration date; therefore, no obligation would exist unless such a termination were to occur.

     We are party to a collective bargaining agreement with ALPA representing Delta pilots. The agreement generally provides that no pilot on the seniority list as of July 1, 2001 may be furloughed unless the furlough is caused by a circumstance beyond our control, as defined in that agreement. Therefore, if we reduce the number of flights in our schedule for reasons other than a circumstance beyond our control, as defined in the agreement, we may be required to pay unutilized pilots their full salary and benefits. If we furlough pilots due to a circumstance beyond our control, we are only obligated to remit furlough pay and to provide or pay for certain other benefits for a limited period until the pilots are recalled. We have been involved in arbitration regarding whether the agreement permits furloughs in particular circumstances, as described in Item 1. “Business—Employee Matters—Pilot Furloughs” of this Form 10-K. Our agreement with ALPA becomes amendable on May 1, 2005.

     We have long-term contract carrier agreements with three regional air carriers, ACA, SkyWest and Chautanqua. Under these agreements, ACA, SkyWest and Chautauqua operate certain of their aircraft using our flight code; we schedule those aircraft and sell the seats on those flights; and we keep the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on an annual redetermination of their cost of operating those flights and other factors intended to approximate market rates for those services.

     We expect to incur expenses of approximately $890 million in 2004 related to our contract carrier agreements with ACA, SkyWest and Chautauqua. These expenses are not included in the table above because they are contingent based on the costs associated with the operation of contract carrier flights by those air carriers. We cannot reasonably estimate at this time our expenses under the contract carrier agreements in 2005 and thereafter. For additional information regarding our contract carrier agreements, including the possibility that we may be required to assume certain of ACA’s regional jet leases, see Note 9 of the Notes to the Consolidated Financial Statements.

     As discussed above, we changed the form of payment we will use to redeem shares of ESOP Preferred Stock when redemptions are required under the Savings Plan. For the indefinite future, we will pay the redemption price of the ESOP Preferred Stock in shares of our common stock rather than in cash. For additional information about our ESOP Preferred Stock, see Notes 11 and 12 of the Notes to the Consolidated Financial Statements.

     For additional information about other contingencies, see Note 9 of the Notes to the Consolidated Financial Statements.

     Off-Balance Sheet Arrangements.

          Sale of Receivables. We were party to an agreement, as amended, under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly-owned subsidiary to a third party. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we did not consolidate this subsidiary in our Consolidated Financial Statements. This agreement terminated on its scheduled expiration date of March 31, 2003. As a result, on April 2, 2003, we paid $250 million, which represented the total amount owed to the third party by the subsidiary, and subsequently collected the related receivables. For additional information about this agreement, see Note 8 of the Notes to the Consolidated Financial Statements.

     Other.

          Legal Contingencies. We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. Although the ultimate outcome of our legal proceedings cannot be predicted with certainty, we believe that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.

     Application of Critical Accounting Policies.

          Critical Accounting Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. We periodically evaluate these estimates and assumptions, which are based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates.

     Rules proposed by the Securities and Exchange Commission would require disclosures related to accounting estimates management makes in applying accounting policies and the initial adoption of an accounting policy that has a material impact on its financial statements. These Rules define critical accounting estimates as those accounting estimates which (1) require management to make assumptions about matters that are highly uncertain at the time the estimate is made and (2) would have resulted in material changes to our Consolidated Financial

Statements if different estimates, which we reasonably could have used, were made. Our critical accounting estimates are briefly described below.

          Goodwill. SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets, including when and how to perform impairment tests of recorded balances. We have three reporting units that have assigned goodwill: Delta-Mainline, Atlantic Southeast Airlines, Inc. and Comair. Quoted stock market prices are not available for these individual reporting units. Accordingly, consistent with SFAS 142, our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. In applying this methodology, we (1) make assumptions about each reporting unit’s future cash flows based on capacity, yield, traffic, operating costs and other relevant factors and (2) discount those cash flows based on each reporting unit’s weighted average cost of capital. Changes in these assumptions may have a material impact on our Consolidated Financial Statements. For additional information about our accounting policy related to goodwill and other intangibles, see Notes 1 and 5 in the Notes to the Consolidated Financial Statements.

          Income Tax Valuation Allowance. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, the overall business environment; our historical earnings, including our significant pretax losses incurred during the last three years; our industry’s historically cyclical periods of earnings and losses; and our outlook for future years.

     We performed this analysis as of December 31, 2003 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized. The positive evidence included (1) our expectation that we will report pre-tax book and taxable income in future years; (2) our federal net operating losses (“NOL“s) have never expired unused; (3) our alternative minimum tax (“AMT”) credit carryforwards do not expire; (4) substantially all of our cumulative NOL carryforward at December 31, 2003 will not begin to expire until 2022; and (5) given the long economic cycles of this industry, our belief that we are not in a cumulative loss position for purposes of assessing recoverability of our net deferred tax assets. Additionally, a significant portion of our deferred tax assets is associated with our additional minimum pension liability. Over time, this liability is required to be funded, which will eliminate the related deferred tax asset. We will assess the need for a deferred tax asset valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria. Changes in the assumptions discussed above may have a material impact on our Consolidated Financial Statements. For additional information about income taxes, see Notes 1 and 10 of the Notes to the Consolidated Financial Statements.

     Pension Plans. We sponsor defined benefit pension plans (“Plans”) for eligible employees and retirees. The impact of the Plans on our Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is presented in Note 11 of the Notes to the Consolidated Financial Statements. We currently estimate that our defined benefit pension expense in 2004 will be approximately $525 million. The effect of our Plans on our Consolidated Financial Statements is subject to many assumptions. We believe the most critical assumptions are (1) the weighted average discount rate; (2) the rate of increase in future compensation levels; and (3) the expected long-term rate of return on Plan assets.

     We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. Adjusting our discount rate (6.125% at September 30, 2003) by 0.5% would change our accrued pension cost by approximately $780 million at December 31, 2003 and change our estimated pension expense in 2004 by approximately $60 million.

     Our rate of increase in future compensation levels is based primarily on labor contracts currently in effect with our employees under collective bargaining agreements and expected future pay rate increases for other employees. Adjusting our estimated rate of increase in future compensation levels (1.89% at September 30, 2003) by 0.5% would change our estimated pension expense in 2004 by approximately $20 million.

     The expected long-term rate of return on our Plan assets is based primarily on Plan-specific asset/liability investment studies performed by outside consultants and recent and historical returns on our Plans’ assets. Adjusting our expected long-term rate of return (9.00% at September 30, 2003) by 0.5% would change our estimated pension expense in 2004 by approximately $40 million. For additional information about our pension plans, see Note 11 of the Notes to the Consolidated Financial Statements.

          Impairment of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

     In order to evaluate potential impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we group assets at the fleet type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on assumptions involving projections of passenger yield, fuel costs, labor costs and other relevant factors in the markets in which these aircraft operate. Aircraft fair values are estimated by management using published sources, appraisals and bids received from third parties, as available. Changes in these assumptions may have a material impact on our Consolidated Financial Statements. For additional information about our accounting policy for the impairment of long-lived assets, see Note 1 of the Notes to the Consolidated Financial Statements.

          Recently Issued Accounting Pronouncements. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act (“Medicare Act”). The Medicare Act introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of health care benefit plans in certain circumstances. The impact of the Medicare Act is not reflected in our 2003 Consolidated Financial Statements due to our September 30 measurement date for our postretirement plans, which was prior to the enactment of this law.

     The FASB issued FASB Staff Position SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) in January 2004. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the Medicare Act. It also requires certain disclosures regarding the Medicare Act and is effective for financial statements issued after December 7, 2003. In compliance with FSP 106-1, in 2004, we will make a one-time election to reflect the estimated impact of the Medicare Act immediately or to defer recognition until specific authoritative guidance on accounting for the federal subsidy portion of the Medicare Act is issued. In either case, when specific guidance is issued, we could be required to change previously reported financial information. We are still evaluating the impact of the Medicare Act on our 2004 Consolidated Financial Statements. For additional information about our employee benefit plans, see Note 11 of the Notes to the Consolidated Financial Statements.

     Market Risks Associated with Financial Instruments. We have significant market risk exposure related to aircraft fuel prices and interest rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. To manage the volatility relating to these exposures, we periodically enter into derivative transactions pursuant to stated policies (see Notes 3 and 4 of the Notes to the Consolidated Financial Statements). Management expects adjustments to the fair value of financial instruments accounted for under SFAS 133 to result in ongoing volatility in earnings and shareowners’ (deficit) equity.

     The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole or additional actions by management to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.

          Aircraft Fuel Price Risk. Our results of operations may be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically enter into heating and crude oil derivative contracts to hedge a portion of our projected annual aircraft fuel requirements. Heating and crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of aircraft fuel. We do not enter into fuel hedge contracts for speculative purposes.

     At December 31, 2003, we had hedged 32% of our projected aircraft fuel requirements for 2004 at an average hedge price per gallon of 76.46¢, and none of our projected aircraft fuel requirements for 2005 or thereafter. The fair values of our heating and crude oil derivative instruments were $97 million at December 31, 2003 and $73 million at December 31, 2002. A 10% decrease in the average annual price of heating and crude oil would have decreased the fair values of these instruments by $65 million at December 31, 2003.

     In February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates. As a result of these transactions, we received $83 million in cash, which represented the fair value of these contracts at the date of settlement. In accordance with SFAS 133, effective gains of $82 million will be recorded in accumulated other comprehensive loss until the related fuel purchases, which were being hedged, are consumed and recognized in expense during 2004. These gains will then be recorded as a reduction in fuel expense on our Consolidated Statements of Operations. The ineffective portion of the hedges and the time value component of these contracts totaling $17 million will be recognized in the March 2004 quarter as a fair value adjustment of SFAS 133 derivatives in other income (expense) on our Consolidated Statements of Operations. We may enter into fuel hedge contracts in the future depending on certain conditions.

     During 2003, aircraft fuel accounted for 14% of our total operating expenses. Based on our projected aircraft fuel consumption of approximately 2.5 billion gallons for 2004, a 10% rise in our jet fuel prices would increase our aircraft fuel expense by approximately $150 million in 2004. This analysis includes the effects of fuel hedging instruments in place at December 31, 2003.

     For additional information regarding our aircraft fuel price risk management program, see Note 4 of the Notes to the Consolidated Financial Statements.

          Interest Rate Risk. Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations.

     Market risk associated with our long-term debt is the potential change in fair value resulting from a change in interest rates. A 10% decrease in average annual interest rates would have increased the estimated fair value of our long-term debt by $682 million at December 31, 2003 and $395 million at December 31, 2002. A 10% increase in average annual interest rates would not have had a material impact on our interest expense in 2003. For additional information on our long-term debt agreements, see Notes 4 and 6 of the Notes to the Consolidated Financial Statements.

Glossary of Defined Terms

ASM- Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

Cargo Ton Miles-The total number of tons of cargo transported during a reporting period, multiplied by the total number of miles cargo is flown during that period.

Cargo Ton Mile Yield- The amount of cargo revenue earned per cargo ton mile during a reporting period.

CASM- (Operating) Cost per Available Seat Mile. The amount of operating cost incurred per available seat mile during a reporting period. Also referred to as “unit cost.”

Passenger Load Factor- A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.

Passenger Mile Yield- The amount of passenger revenue earned per revenue passenger mile during a reporting period.

RASM- (Operating or Passenger) Revenue per Available Seat Mile. The amount of operating or passenger revenue earned per available seat mile during a reporting period. Passenger RASM is also referred to as “unit revenue.”

RPM- Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period. Also referred to as traffic.

Section 1110- Section 1110 of the U.S. Bankruptcy Code enables a lessor or secured creditor to a U.S. airline to repossess eligible equipment that secures the lease or security interest 60 days after the airline files a petition for bankruptcy protection, unless the airline cures the default and agrees to meet its future obligations to the creditor under the lease or security agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risks Associated With Financial Instruments” and in Notes 1 through 4 of the Notes to the Consolidated Financial Statements in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index on page F-1 of the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item 9 was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a)  Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2003 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b)  During the three months ended December 31, 2003, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is set forth under “Certain Information About Nominees” and under “Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our Annual Meeting of Shareowners on April 23, 2004 (“Proxy Statement”), and is incorporated by reference. Certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is set forth under “Director Compensation,” under “Compensation Committee Interlocks and Insider Participation” and under “Executive Compensation” in our Proxy Statement and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is set forth under “Beneficial Ownership of Securities” and under “Equity Compensation Plan Information” in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is set forth under “Fees of Independent Auditors for 2003 and 2002” in our Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2). The financial statements and schedule required by this item are listed in the Index to Consolidated Financial Statements and Schedules in this Form 10-K.

            (3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.5 through 10.26 in the Exhibit Index.

(b). Reports on Form 8-K:

     (i)  Report dated November 12, 2003, reporting Item 5. “Other Events and Required FD Disclosure” and Item 7. “Financial Statements and Exhibits.” No financial statements were filed with the report, which included a press release announcing certain information relating to our defined benefit pension plans, our Series B ESOP Convertible Preferred Stock and our projected GAAP net loss for the December 2003 quarter.

     (ii)  Report dated November 24, 2003, reporting Item 5. “Other Events and Required FD Disclosure” and Item 7. “Financial Statements and Exhibits.” No financial statements were filed with the report, which included a press release announcing the retirement of Leo F. Mullin as our Chief Executive Officer, effective December 31, 2003, and as Chairman of the Board, effective as of the 2004 annual shareowners’ meeting, and his succession by Gerald Grinstein as Chief Executive Officer on January 1, 2004, and John F. Smith Jr. as Chairman of the Board on April 23, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

DELTA AIR LINES, INC.

By:	/s/ Gerald Grinstein

Gerald Grinstein
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of March, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

Edward H. Budd*	Director

Edward H. Budd

M. Michele Burns*	Executive Vice President and
Chief Financial Officer
M. Michele Burns	(Principal Financial Officer and Principal
Accounting Officer)

George M.C. Fisher*	Director

George M.C. Fisher

David R. Goode*	Director

David R. Goode

/s/Gerald Grinstein	Director and Chief Executive Officer
(Principal Executive Officer)
Gerald Grinstein

Signature	Title

James M. Kilts* James M. Kilts	Director

Leo F. Mullin*	Chairman of the Board

Leo F. Mullin

John F. Smith, Jr.*	Director

John F. Smith, Jr.

Joan E. Spero*	Director

Joan E. Spero

Larry D. Thompson*	Director

Larry D. Thompson

Andrew J. Young*	Director

Andrew J. Young

*By:	/s/ Gerald Grinstein	Attorney-In-Fact

Gerald Grinstein

EXHIBIT INDEX

     3.1. Delta’s Certificate of Incorporation (Filed as Exhibit 3.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*

     3.2. Delta’s By-Laws.

     4.1. Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of New York, as Rights Agent, as amended by Amendment No. 1 thereto dated as of July 22, 1999 (Filed as Exhibit 1 to Delta’s Form 8-A/A Registration Statement dated November 4, 1996, and Exhibit 3 to Delta’s Amendment No. 1 to Form 8-A/A Registration Statement dated July 30, 1999).*

     4.2. Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 of this Form 10-K).*

     4.3. Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta’s Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta’s Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1989).*

     4.4. Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*

     4.5. Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta’s Registration Statement on Form S-3 (Registration No. 33-34523)).*

     4.6. First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.7 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*

     4.7. Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, as Trustee (Filed as Exhibit 4 to Delta’s Registration Statement on Form S-3 (Registration No. 33-40190)).*

     4.8. Indenture dated as of December 14, 1999, between Delta and The Bank of New York, as Trustee, relating to $500 million of 7.70% Notes due 2005, $500 million of 7.90% Notes due 2009 and $1 billion of 8.30% Notes due 2029. (Filed as Exhibit 4.2 to Delta’s Registration Statement on Form S-4 (Registration No. 333-94991)).*

     4.9. Indenture dated as of June 2, 2003, between Delta and The Bank of New York Trust Company of Florida, N.A., as Trustee, relating to $350 million principal amount of 8.00% Convertible Senior Notes due 2023 (Filed as Exhibit 4.2 to Delta’s Registration Statement on Form S-3 (Registration No. 333-108176)).*

     4.10. Indenture dated as of February 6, 2004, between Delta and The Bank of New York Trust Company, N.A., as Trustee, relating to up to $390 million principal amount of 2-7/8% Convertible Senior Notes due 2024.

     Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

     10.1. Purchase Agreement No. 2022 between Boeing and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

     10.2. Purchase Agreement No. 2025 between Boeing and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

     10.3. Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between Boeing and Delta (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

     10.4. Aircraft General Terms Agreement between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

     10.5. Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta’s Proxy Statement dated September 15, 2000).*

     10.6. First Amendment to Delta 2000 Performance Compensation Plan, effective April 25, 2003 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

     10.7. Forms of Executive Retention Protection Agreements for Executive Officers and Senior Vice Presidents (Filed as Exhibit 10.16 of Delta’s Annual Report on Form 10-K for the year ended June 30, 1997).*

     10.8. Employment Agreement dated as of November 29, 2002, between Delta and Leo F. Mullin (Filed as Exhibit 10.8 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2002).*

     10.9. Amendment and Waiver dated as of November 18, 2003, between Delta and Leo F. Mullin.

     10.10. Letter Agreement dated June 5, 1998, between Delta and Frederick W. Reid concerning Mr. Reid’s employment with Delta (Filed as Exhibit 10.20 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*

     10.11. Amendment and Waiver dated as of November 18, 2003, between Delta and Frederick W. Reid.

     10.12. Letter Agreement dated September 17, 1998, between Delta and Robert L. Colman concerning Mr. Colman’s employment with Delta (Filed as Exhibit 10 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*

     10.13. Letter Agreement dated May 28, 2002, supplementing the Letter Agreement dated September 17, 1998, between Delta and Robert L. Colman concerning Mr. Colman’s employment with Delta (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

     10.14. Agreement dated May 6, 2003, between Delta and the United States of America under Title IV of the Emergency Wartime Supplemental Appropriations Act (Filed as Exhibit 10.2 to Delta’s Form 10-Q for the quarter ended March 31, 2003).*

     10.15. Form of Waiver of compensation in connection with Delta’s Agreement with the United States of America under Title IV of the Emergency Wartime Supplemental Appropriations Act of 2003, dated as of July 24, 2003, executed by Leo F. Mullin and Frederick W. Reid (under cover of an executive summary) (Filed as Exhibit 10.5 of Delta’s Form 10-Q for the quarter ended September 30, 2003).*

     10.16. 2002 Delta Excess Benefit Plan (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

     10.17. 2002 Delta Supplemental Excess Benefit Plan (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

     10.18. Form of Excess Benefit Agreement between Delta and its officers (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

     10.19. Form of Non-Qualified Benefit Agreement between Delta and M. Michele Burns, Vicki B. Escarra and Robert L. Colman.

     10.20. Delta’s 2002 Retention Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

     10.21. First Amendment to Delta’s 2002 Retention Program between Delta and M. Michele Burns, Vicki B. Escarra and Robert L. Colman.

     10.22. Form of Executive Life Insurance Assignment Agreement executed by Leo F. Mullin, Frederick W. Reid, M. Michele Burns, Vicki B. Escarra and Robert L. Colman, dated July 1, 2003 (under cover of an executive summary) (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

     10.23. Directors’ Deferred Compensation Plan, as amended (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*

     10.24. Directors’ Charitable Award Program (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

     10.25. Delta’s Non-Employee Directors’ Stock Plan (Filed as Exhibit 4.5 to Delta’s Registration Statement on Form S-8 (Registration No. 33-65391)).*

     10.26. Delta’s Non-Employee Directors’ Stock Option Plan, as amended (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*

     12.     Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

     16.     Letter from Arthur Andersen LLP dated March 27, 2002 to the Securities and Exchange Commission (Filed as Exhibit 16 to Delta’s Form 10-K for the year ended December 31, 2001).*

     21.     Subsidiaries of the Registrant.

     23.     Consent of Deloitte & Touche LLP.

     24.     Powers of Attorney.

     31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

     31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

     32.     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEPENDENT AUDITORS’ REPORT	F-2

COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets — December 31, 2003 and 2002	F-5

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-8

Consolidated Statements of Shareowners’ Equity for the years ended December 31, 2003, 2002 and 2001	F-9

Notes to the Consolidated Financial Statements	F-10

COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
Number

II         Valuation and Qualifying Accounts for the year ended December 31, 2001. The required information for the years ended December 31, 2003 and 2002 is included in Note 21 of the Notes to the Consolidated Financial Statements in this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners’ of Delta Air Lines, Inc.:

     We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareowners’ (deficit) equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, before the revisions discussed below to Notes 5, 9, 16 and 21 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002. Their report contained an explanatory paragraph related to the Company’s change in its method of accounting for derivative instruments and hedging activities effective July 1, 2000 as discussed in Note 4 to the consolidated financial statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 (“SFAS 142”).

     As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

•	As described in Note 5, the Company adopted the provisions of SFAS 142 as of January 1, 2002. These consolidated financial statements have been revised to include the disclosures required by SFAS 142.

•	In Note 9, the Company has disclosed the amount of expenses incurred related to contract carrier agreements. These consolidated financial statements have been revised to include such disclosures for 2001.

•	In Note 16, the Company has disclosed the amounts of the additional costs and expenses and payments related to restructuring and other reserves for leased aircraft and facilities and other items. These consolidated financial statements have been revised to include such disclosures for 2001.

•	In Note 21, the Company has disclosed the amounts of additional costs and expenses and deductions related to the allowance for obsolescence of expendable parts and supplies inventories. These consolidated financial statements have been revised to include such disclosures for 2001.

     We audited the disclosures in Notes 5, 9, 16 and 21 that were included to revise the 2001 consolidated financial statements. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 12, 2004

The following is a copy of the audit report previously issued by Arthur Anderson LLP in connection with Delta’s Annual Report for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP.

To Delta Air Lines, Inc.:

     We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareowners’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 4 to the consolidated financial statements, effective July 1, 2000, Delta Air Lines, Inc. changed its method of accounting for derivative instruments and hedging activities.

/s/ Arthur Andersen LLP

Atlanta, Georgia
January 23, 2002

Consolidated Balance Sheets
December 31, 2003 and 2002

ASSETS
(in millions)	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$2,710	$1,969
Restricted cash	207	134
Accounts receivable, net of an allowance for uncollectible accounts of $38 at December 31, 2003, and $33 at December 31, 2002	662	292
Income tax receivable	—	319
Expendable parts and supplies inventories, net of an allowance for obsolescence of $183 at December 31, 2003 and 2002	202	164
Deferred income taxes	710	668
Prepaid expenses and other	476	356

Total current assets	4,967	3,902

PROPERTY AND EQUIPMENT:
Flight equipment	21,008	20,295
Accumulated depreciation	(6,497)	(6,109)

Flight equipment, net	14,511	14,186

Flight and ground equipment under capital leases	463	439
Accumulated amortization	(353)	(297)

Flight and ground equipment under capital leases, net	110	142

Ground property and equipment	4,477	4,270
Accumulated depreciation	(2,408)	(2,206)

Ground property and equipment, net	2,069	2,064

Advance payments for equipment	62	132

Total property and equipment, net	16,752	16,524

OTHER ASSETS:
Investments in associated companies	21	174
Goodwill	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization of $179 at December 31, 2003, and $172 at December 31, 2002	95	102
Restricted investments for Boston airport terminal project	286	417
Other noncurrent assets	2,143	1,509

Total other assets	4,637	4,294

Total assets	$26,356	$24,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
December 31, 2003 and 2002

LIABILITIES AND SHAREOWNERS’ (DEFICIT) EQUITY
(in millions, except share data)	2003	2002
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,002	$666
Current obligations under capital leases	19	27
Accounts payable, deferred credits and other accrued liabilities	1,759	1,921
Air traffic liability	1,308	1,270
Taxes payable	915	862
Accrued salaries and related benefits	1,285	1,365
Accrued rent	336	344

Total current liabilities	6,624	6,455

NONCURRENT LIABILITIES:
Long-term debt	10,962	9,576
Long-term debt issued by Massachusetts Port Authority (Note 6)	498	498
Capital leases	78	100
Postretirement benefits	2,253	2,282
Accrued rent	701	739
Pension and related benefits	4,886	3,242
Other	204	93

Total noncurrent liabilities	19,582	16,530

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	426	478
Deferred revenue and other credits	108	100

Total deferred credits	534	578

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 6, 7, 8 and 9)
EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,839,708 shares issued and outstanding at December 31, 2003, and 6,065,489 shares issued and outstanding at December 31, 2002	420	437
Unearned compensation under employee stock ownership plan	(145)	(173)

Total Employee Stock Ownership Plan Preferred Stock	275	264

SHAREOWNERS’ (DEFICIT) EQUITY:
Common stock, $1.50 par value; $450,000,000 authorized; 180,915,087 shares issued at December 31, 2003, and 180,903,373 shares issued at December 31, 2002	271	271
Additional paid-in capital	3,272	3,263
Retained earnings	844	1,639
Accumulated other comprehensive loss	(2,338)	(1,562)
Treasury stock at cost, 57,370,142 shares at December 31, 2003, and 57,544,168 shares at December 31, 2002	(2,708)	(2,718)

Total shareowners’ (deficit) equity	(659)	893

Total liabilities and shareowners’ (deficit) equity	$26,356	$24,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Operations
For the years ended December 31, 2003, 2002 and 2001

(in millions, except per share data)	2003	2002	2001
OPERATING REVENUES:
Passenger	$12,323	$12,321	$12,964
Cargo	464	458	506
Other, net	516	526	409

Total operating revenues	13,303	13,305	13,879
OPERATING EXPENSES:
Salaries and related costs	6,342	6,165	6,124
Aircraft fuel	1,938	1,683	1,817
Depreciation and amortization	1,202	1,148	1,283
Contracted services	886	1,003	1,016
Landing fees and other rents	858	834	780
Aircraft maintenance materials and outside repairs	630	711	801
Aircraft rent	727	709	737
Other selling expenses	479	539	616
Passenger commissions	211	322	540
Passenger service	325	372	466
Restructuring, asset writedowns, pension settlements and related items, net	268	439	1,119
Appropriations Act reimbursements	(398)	—	—
Stabilization Act compensation	—	(34)	(634)
Other	621	723	816

Total operating expenses	14,089	14,614	15,481

OPERATING LOSS	(786)	(1,309)	(1,602)

OTHER INCOME (EXPENSE):
Interest expense	(732)	(646)	(499)
Interest income	36	36	89
Gain (loss) from sale of investments, net	321	(3)	127
Gain (loss) on extinguishment of debt, net	—	(42)	—
Fair value adjustments of SFAS 133 derivatives	(9)	(39)	68
Miscellaneous income (expense), net	(19)	1	(47)

Total other income (expense)	(403)	(693)	(262)

LOSS BEFORE INCOME TAXES	(1,189)	(2,002)	(1,864)
INCOME TAX BENEFIT	416	730	648

NET LOSS	(773)	(1,272)	(1,216)
PREFERRED STOCK DIVIDENDS	(17)	(15)	(14)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$(790)	$(1,287)	$(1,230)

BASIC AND DILUTED LOSS PER SHARE	$(6.40)	$(10.44)	$(9.99)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001

(in millions)	2003	2002	2001
Cash Flows From Operating Activities:
Net loss	$(773)	$(1,272)	$(1,216)
Adjustments to reconcile net loss to cash provided by operating activities:
Asset and other writedowns	47	287	339
Depreciation and amortization	1,230	1,181	1,283
Deferred income taxes	(416)	(411)	(648)
Fair value adjustments of SFAS 133 derivatives	9	39	(68)
Pension, postretirement and postemployment expense in excess of payments	532	177	419
(Gain) loss on extinguishment of debt, net	—	42	—
Dividends (less than) in excess of equity income	30	(3)	51
(Gain) loss from sale of investments, net	(321)	3	(127)
Changes in certain current assets and liabilities:
Decrease (increase) in receivables	317	(243)	47
Increase in current restricted cash	(73)	(134)	—
(Increase) decrease in prepaid expenses and other current assets	(90)	(35)	60
Increase (decrease) in air traffic liability	38	46	(215)
(Decrease) increase in other payables, deferred credits and accrued liabilities	(301)	675	274
Other, net	224	(67)	37

Net cash provided by operating activities	453	285	236
Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(382)	(922)	(2,321)
Ground property and equipment, including technology	(362)	(364)	(472)
Decrease (increase) in restricted investments related to the Boston airport terminal project	131	58	(485)
Decrease in short-term investments, net	—	5	238
Proceeds from sales of flight equipment	15	100	66
Proceeds from sales of investments	325	24	286
Other, net	13	(10)	(8)

Net cash used in investing activities	(260)	(1,109)	(2,696)
Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(650)	(734)	(173)
Cash dividends	(19)	(39)	(40)
Issuance of long-term obligations	1,774	2,554	2,335
Issuance of long-term debt by Massachusetts Port Authority	—	—	498
(Payments on) proceeds from short term obligations and notes payable, net	(152)	(1,144)	701
Make-whole payments on extinguishment of ESOP Notes	(15)	(42)	—
Payment on termination of accounts receivable securitization	(250)	—	—
Other, net	(140)	(12)	(15)

Net cash provided by financing activities	548	583	3,306
Net (Decrease) Increase In Cash and Cash Equivalents	741	(241)	846
Cash and cash equivalents at beginning of year	1,969	2,210	1,364

Cash and cash equivalents at end of year	$2,710	$1,969	$2,210

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$715	$569	$490
Income taxes	$(402)	$(649)	$(103)
Non-cash transactions:
Aircraft delivered under seller-financing	$718	$705	$77
Aircraft capital leases from sale and leaseback transactions	$—	$52	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareowners’ (Deficit) Equity
For the years ended December 31, 2003, 2002 and 2001

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
(in millions, except share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2000	$271	$3,264	$4,176	$360	$(2,728)	$5,343

Comprehensive loss:
Net loss	—	—	(1,216)	—	—	(1,216)
Other comprehensive loss	—	—	—	(335)	—	(335)

Total comprehensive loss (See Note 13)						(1,551)
Dividends on common stock ($0.10 per share)	—	—	(12)	—	—	(12)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(14)	—	—	(14)
Issuance of 126,299 shares of common stock under dividend reinvestment and stock purchase plan and stock options ($38.10 per share(1))	—	5	—	—	—	5
Transfers and forfeitures of 105,995 shares of common from Treasury under stock incentive plan ($37.10 per share(1))	—	(4)	—	—	4	—
Other	—	2	(4)	—	—	(2)

Balance at December 31, 2001	271	3,267	2,930	25	(2,724)	3,769

Comprehensive loss:
Net loss	—	—	(1,272)	—	—	(1,272)
Other comprehensive loss	—	—	—	(1,587)	—	(1,587)

Total comprehensive loss (See Note 13)						(2,859)
Dividends on common stock ($0.10 per share)	—	—	(12)	—	—	(12)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(15)	—	—	(15)
Issuance of 13,017 shares of common stock under stock purchase plan and stock options ($15.70 per share(1))	—	—	—	—	—	—
Forfeitures of 82,878 shares of common to Treasury under stock incentive plan ($27.31 per share(1))	—	—	—	—	(2)	(2)
Transfer of 183,400 shares of common from Treasury under stock incentive plan ($47.11 per share(1))	—	(5)	—	—	8	3
Other	—	1	8	—	—	9

Balance at December 31, 2002	271	3,263	1,639	(1,562)	(2,718)	893

Comprehensive loss:
Net loss	—	—	(773)	—	—	(773)
Other comprehensive loss	—	—	—	(776)	—	(776)

Total comprehensive loss (See Note 13)						(1,549)
SAB 51 gain related to Orbitz, net of tax (See Note 17)	—	18	—	—	—	18
Dividends on common stock ($0.05 per share)	—	—	(5)	—	—	(5)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(17)	—	—	(17)
Issuance of 11,715 shares of common stock under stock purchase plan ($30.64 per share(1))	—	—	—	—	—	—
Forfeitures of 44,100 shares of common to Treasury under stock incentive plan ($11.97 per share(1))	—	—	—	—	—	—
Transfer of 144,874 shares of common from Treasury under stock incentive plan and stock purchase plan ($47.22 per share(1))	—	(6)	—	—	7	1
Transfer of 73,252 shares of common from Treasury under ESOP ($47.20 per share(1))		(3)	—	—	3	—

Balance at December 31, 2003	$271	$3,272	$844	$(2,338)	$(2,708)	$(659)

(1)	Average price per share

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Summary of Significant Accounting Policies
Basis of Presentation

Delta Air Lines, Inc. (a Delaware corporation) is a major air carrier that provides air transportation for passengers and cargo throughout the U.S. and around the world. Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries, including ASA Holdings, Inc. (ASA Holdings) and Comair Holdings, Inc. (Comair Holdings), collectively referred to as Delta. ASA Holdings is the parent company of Atlantic Southeast Airlines, Inc. (ASA), and Comair Holdings is the parent company of Comair, Inc. (Comair). We have eliminated all material intercompany transactions in our Consolidated Financial Statements.

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We have reclassified certain prior period amounts in our Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.

We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. During 2003, 2002 and 2001, we did not control any company in which we had an ownership interest of 50% or less.

Business Environment

Our net loss was $773 million for the year ended December 31, 2003, the third consecutive year we recorded a substantial net loss. These financial results reflect the unprecedented challenges confronting us and other airlines. Since the terrorist attacks on September 11, 2001, the airline industry has experienced a severely depressed revenue environment and significant cost pressures. These factors have resulted in industry-wide liquidity issues, including the restructuring of certain hub and spoke airlines due to bankruptcy or near bankruptcy.

The events of the past few years have resulted in fundamental, and what we believe will be long-term, changes in the airline industry. These include: (1) a sharp decline in high yield business travel; (2) the continuing growth of low-cost carriers with which we compete in most of our domestic markets; (3) industry capacity exceeding demand which has led to significant fare discounting; and (4) increased price sensitivity by our customers, reflecting in part the availability of airline fare information on the Internet.

Due to the changes that have occurred in the airline industry, we must significantly reduce our costs in order to be competitive in the current environment and over the long term. Our cost structure is materially higher than that of the low-cost carriers with which we compete. Certain other hub-and-spoke airlines have significantly reduced their costs through bankruptcy or the threat of bankruptcy. Our unit costs have gone from being among the lowest of the hub-and-spoke carriers to among the highest for 2003, a result which places us at a serious competitive disadvantage.

We have implemented a profit improvement initiative program aimed at lowering our costs and increasing our revenues to compete in the current business environment and over the long-term.

While we believe we have made progress under this program, we must continue to reduce our costs to compete in the existing business environment. We have also taken steps to preserve our liquidity through the deferral or reduction of capital expenditures related to our mainline aircraft deliveries in future years. At the end of 2003, we began a reassessment of our operating and business strategy in order to assess our competitive effectiveness, determine the best use of our available resources and identify strategic initiatives that we might pursue to improve our performance. We expect to complete this review by July 2004.

We expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings. While new financing may be available to us, access to such financing cannot be assured given the existing business environment and the composition of our currently available unencumbered assets. Failure to improve our operational performance and obtain new financing could have a material adverse effect on our Consolidated Financial Statements.

Use of Estimates

We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (SFAS 132R) in December 2003. SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans by requiring additional disclosures about assets, obligations, cash flows and net periodic benefit costs. SFAS 132R is effective for financial statements issued after December 15, 2003 and for interim periods thereafter. See Note 11 for our disclosures required under SFAS 132R.

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) on January 1, 2003. The adoption of SFAS 143 had no impact on our Consolidated Financial Statements.

The FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances. The adoption of SFAS 149 had no impact on our Consolidated Financial Statements.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) in May 2003. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise, this statement, as it applies to our financial statements, is effective July 1, 2003. The adoption of SFAS 150 had no impact on our Consolidated Financial Statements.

The FASB issued FASB Staff Position SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1) in January 2004. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Act) introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of health care benefit plans in certain circumstances. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the Medicare Act. It also requires certain disclosures regarding the Medicare Act and is effective for financial statements issued after December 7, 2003. Our 2003 Consolidated Financial Statements were not impacted by the Medicare Act because our September 30 measurement date for our postretirement plans was prior to the enactment of the Medicare Act. We are evaluating the impact of the Medicare Act on our 2004 Consolidated Financial Statements (see Note 11 for additional information).

The FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (FIN 46) in February 2003. FIN 46 addresses how to identify variable interest entities (VIEs) and the criteria that require a company to consolidate such entities in its financial statements. FIN 46, as revised by FIN 46R, was effective on February 1, 2003 for new transactions and is effective for reporting periods ending after March 15, 2004 for transactions entered into prior to February 1, 2003. We have not entered into any new transactions subject to FIN 46 since February 1, 2003.

We completed an evaluation of our transactions entered into prior to February 1, 2003 that may be impacted by FIN 46, including (1) contract carrier arrangements; (2) aircraft operating leases; and (3) fuel consortiums. While we determined that some of these arrangements are VIEs, we neither hold a significant variable interest in, nor are the primary beneficiary of, any of these arrangements. The adoption of FIN 46 will not have a material impact on our Consolidated Financial Statements.

The Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease” (EITF 01-08) in May 2003. This EITF provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases” (SFAS 13). The guidance should be applied to arrangements agreed to or modified after June 30, 2003. If our contract carrier arrangements are modified in the future, we will likely have to account for these arrangements as operating or capital leases in accordance with SFAS 13. See our accounting policy for our contract carrier arrangements in this Note.

During 2002, we adopted the following accounting standards:

•	SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) (see our goodwill and other intangible assets policy and related information in this Note and in Note 5, respectively);

•	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) (see our long-lived assets policy in this Note);

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS 145). In accordance with SFAS 145, we recorded losses of $15 million and $42 million on the extinguishment of Employee Stock Ownership Plan (ESOP) Notes in other income (expense) on our 2003 and 2002 Consolidated Statements of Operations, respectively. In addition, during 2003, we recorded a $15 million gain on the extinguishment of debt as a result of our debt exchange offer in other income (expense) on our Consolidated Statement of Operations (see Note 6 for additional information);

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The adoption of SFAS 146 will impact the timing of the recognition of liabilities related to future exit or disposal activities;

•	SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123” (SFAS 148) (see our stock-based compensation policy in this Note); and

•	FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) (see Note 9 for our disclosures required under FIN 45).

Cash and Cash Equivalents

We classify short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents. These investments are recorded at cost, which we believe approximates fair value.

Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Payments issued by us, which have not been presented for payment, are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. These amounts totaled $129 million and $154 million at December 31, 2003 and 2002, respectively.

Restricted Assets

We have restricted cash which primarily relates to cash held as collateral to support certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $207 million and $134 million at December 31, 2003 and 2002, respectively. We also have $28 million of restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheet at December 31, 2003 related to the planned sale of 11 B-737-800 aircraft in 2005. See Note 9 for additional information about this planned sale.

We have restricted investments for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport (see Note 6 for additional information about this project). Our restricted investments included in other assets on our Consolidated Balance Sheets totaled $286 million and $417 million at December 31, 2003 and 2002, respectively.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS 133. These derivative instruments include fuel hedge contracts, interest rate swap agreements and equity warrants and other similar rights in certain companies (see Note 4).

Fuel Hedge Contracts
Our fuel hedge contracts qualify for hedge accounting under SFAS 133. We record the fair value of our fuel hedge contracts on our Consolidated Balance Sheets and regularly adjust the balances to reflect changes in the fair values of those contracts.

Effective gains or losses related to the fair value adjustments of the fuel hedge contracts are recorded in shareowners’ (deficit) equity as a component of accumulated other comprehensive income (loss). These gains or losses are recognized in aircraft fuel expense in the period in which the related aircraft fuel purchases being hedged are consumed and when the fuel hedge contract is settled. However, to the extent that the change in fair value of a fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel being hedged, the ineffective portion of the hedge is immediately recognized as a fair value adjustment of SFAS 133 derivatives in other income (expense) on our Consolidated Statements of Operations. In calculating the ineffective portion of our hedges under SFAS 133, we include all changes in the fair value attributable to the time value component and recognize the amount in other income (expense) during the life of the contract.

Interest Rate Swap Agreements
We record interest rate swap agreements that qualify as fair value hedges under SFAS 133 at their fair value on our Consolidated Balance Sheets and adjust these amounts and the related debt to reflect changes in their fair values. We record net periodic interest rate swap settlements as adjustments to interest expense in other income (expense) on our Consolidated Statements of Operations.

Equity Warrants and Other Similar Rights
We record our equity warrants and other similar rights in certain companies at fair value at the date of acquisition in investments in debt and equity securities on our Consolidated Balance Sheets. In accordance with SFAS 133, we regularly adjust our Consolidated Balance Sheets to reflect the changes in the fair values of the equity warrants and other similar rights, and recognize the related gains or losses as fair value adjustments of SFAS 133 derivatives in other income (expense) on our Consolidated Statements of Operations.

Revenue Recognition

Passenger Revenues
We record sales of passenger tickets as air traffic liability on our Consolidated Balance Sheets. Passenger revenues are recognized when we provide the transportation, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period that the evaluations are completed.

We sell mileage credits in the SkyMiles® frequent flyer program to participating partners such as credit card companies, hotels and car rental agencies. A portion of the revenue from the sale of mileage credits is deferred until the credits are redeemed for travel. We amortize the deferred revenue on a straight-line basis over a 30-month period. The majority of the revenue from the sale of mileage credits, including the amortization of deferred revenue, is recorded in passenger revenue on our Consolidated Statements of Operations; the remaining portion is recorded as an offset to other selling expenses.

Cargo Revenues
Cargo revenues are recognized in our Consolidated Statements of Operations when we provide the transportation.

Other, net
We are party to codeshare agreements with certain airlines. Under these agreements, we sell seats on these airlines’ flights and they sell seats on our flights, with each airline separately marketing its respective seats. The revenue from our sale of codeshare seats flown by other airlines, and the direct costs incurred in marketing the codeshare flights, are recorded in other, net in operating revenues on our Consolidated Statements of Operations. Our revenue from other airlines’ sale of codeshare seats flown by us is recorded in passenger revenue on our Consolidated Statements of Operations.

We record revenues from our contract carrier agreements, reduced by related expenses, in other, net in operating revenues on our Consolidated Statements of Operations (see Note 9).

Long-Lived Assets

We record our property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their respective estimated useful lives. Residual values for flight equipment range from 5%-40% of cost. We also capitalize certain internal and external costs incurred to develop internal-use software; these assets are included in ground property and equipment, net on our Consolidated Balance Sheets. The estimated useful lives for major asset classifications are as follows:

Estimated
Asset Classification	Useful Life
Owned flight equipment	15-25 years
Flight and ground equipment under capital lease	Lease Term
Ground property and equipment	3-30 years

In accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets once they are classified as held for sale.

To determine impairments for aircraft used in operations, we group assets at the fleet type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of passenger yield, fuel costs, labor costs and other relevant factors in the markets in which these aircraft operate. If an impairment occurs, the amount of the impairment loss recognized is the amount by which the carrying amount of the aircraft exceeds the estimated fair value. Aircraft fair values are estimated by management using published sources, appraisals and bids received from third parties, as available.

Goodwill and Other Intangible Assets

Prior to our adoption of SFAS 142 on January 1, 2002, goodwill and other intangible assets were amortized over their estimated useful lives (not to exceed 40 years in the case of goodwill). Upon adoption of SFAS 142, we discontinued the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, in accordance with SFAS 142, we now apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Intangible assets that have determinable useful lives continue to be amortized on a straight-line basis over their remaining estimated useful lives. Our leasehold and operating rights have definite useful lives and we amortize these assets over their respective lease terms, which range from nine to 19 years.

SFAS 142 requires a two step process in evaluating goodwill for impairment. The first step requires the comparison of the fair value of each reporting unit to its carrying value. We have three reporting units which have assigned goodwill: Delta-Mainline, ASA and Comair. Our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

We perform our impairment test for our indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The fair value of the asset unit is estimated based on its discounted future cash flows. We recognize an impairment charge if the carrying value of the asset unit exceeds its estimated fair value.

The annual impairment test date for our goodwill and indefinite-lived intangible assets is December 31 (see Note 5).

Interest Capitalized

We capitalize interest on advance payments for the acquisition of new aircraft and on construction of ground facilities as an additional cost of the related assets. Interest is capitalized at our weighted average interest rate on long-term debt or, if applicable, the interest rate related to specific asset financings. Interest capitalization ends when the equipment or facility is ready for service or its intended use. Capitalized interest totaled $12 million, $15 million and $32 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Equity Method Investments

We use the equity method to account for our investments in companies when we have significant influence but not control over the operations of the company. Under the equity method, we initially record our investment at cost and then adjust the carrying value of the investment to recognize our proportional share of the company’s net income (loss). In addition, dividends received from the company reduce the carrying value of our investment.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) 51, “Accounting for Sales of Stock by a Subsidiary” (SAB 51), we record SAB 51 gains (losses) as a component of shareowners’ (deficit) equity on our Consolidated Balance Sheets (see Note 17).

Income Taxes

We account for deferred income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under this method, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when determined necessary in accordance with SFAS 109. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes on our Consolidated Balance Sheets (see Note 10).

Investments in Debt and Equity Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), we record our investments classified as available-for-sale securities under SFAS 115 at fair value in other noncurrent assets on our Consolidated Balance Sheets. Any changes in the fair value of these securities are recorded, net of tax, in accumulated other comprehensive income (loss), unless such changes are deemed to be other than temporary (see Note 2).

We record our investments classified as trading securities under SFAS 115 at fair value in prepaid expenses and other on our Consolidated Balance Sheets and recognize changes in the fair value of these securities in other income (expense) on our Consolidated Statements of Operations (see Note 17).

Frequent Flyer Program

We record an estimated liability for the incremental cost associated with providing free transportation under our SkyMiles frequent flyer program when a free travel award is earned. The liability is recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. We periodically record adjustments to this liability in other operating expenses on our Consolidated Statements of Operations based on awards earned, awards redeemed, changes in the SkyMiles program and changes in estimated incremental costs.

Deferred Gains on Sale and Leaseback Transactions

We amortize deferred gains on the sale and leaseback of property and equipment under operating leases over the lives of these leases. The amortization of these gains is recorded as a reduction in rent expense. Gains on the sale and leaseback of property and equipment under capital leases reduce the carrying value of the related assets.

Manufacturers’ Credits

We periodically receive credits in connection with the acquisition of aircraft and engines. These credits are deferred until the aircraft and engines are delivered, then applied on a pro rata basis as a reduction to the cost of the related equipment.

Maintenance Costs

We record maintenance costs in operating expenses as they are incurred.

Inventories

Inventories of expendable parts related to flight equipment are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence for the cost of these parts is provided over the remaining useful life of the related fleet.

Advertising Costs

We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $135 million, $130 million and $153 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Commissions

We record passenger commissions in prepaid expenses and other on our Consolidated Balance Sheets when the related passenger tickets are sold. Passenger commissions are recognized in operating expenses on our Consolidated Statements of Operations when the transportation is provided and the related revenue is recognized.

Foreign Currency Remeasurement

We remeasure assets and liabilities denominated in foreign currencies using exchange rates in effect on the balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for each of the periods presented. We recognize the resulting foreign exchange gains (losses) as a component of miscellaneous income (expense) on our Consolidated Statements of Operations. These gains (losses) are immaterial for all periods presented.

Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Bulletin (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations (see Note 12 for additional information related to our stock-based compensation plans). No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

The estimated fair values of stock options granted during the years ended December 31, 2003, 2002 and 2001 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of a stock option granted in the periods presented:

	Stock Options Granted
Assumption	2003	2002	2001
Risk-free interest rate	2.2%	4.4%	5.8%
Average expected life of stock options (in years)	2.9	6.7	7.5
Expected volatility of common stock	66.4%	38.9%	26.9%
Expected annual dividends on common stock	$—	$0.10	$0.10
Weighted average fair value of a stock option granted	$5	$9	$20

The following table shows what our net loss and loss per share would have been for the years ended December 31, 2003, 2002 and 2001 had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, using the assumptions in the table above:

(in millions, except per share data)	2003	2002	2001
Net loss:
As reported	$(773)	$(1,272)	$(1,216)
Deduct: total stock option compensation expense determined under the fair value based method, net of tax	(33)	(47)	(30)

As adjusted for the fair value method under SFAS 123	$(806)	$(1,319)	$(1,246)

Basic and diluted loss per share:
As reported	$(6.40)	$(10.44)	$(9.99)
As adjusted for the fair value method under SFAS 123	$(6.66)	$(10.82)	$(10.23)

Fair Value of Financial Instruments

We record our cash equivalents and short-term investments at cost, which we believe approximates their fair values. The estimated fair values of other financial instruments, including debt and derivative instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analyses and the Black-Scholes model.

Note 2. Marketable and Other Equity Securities
priceline.com Incorporated (priceline)

We are party to an agreement with priceline under which we (1) provide ticket inventory that may be sold through priceline’s Internet-based e-commerce system and (2) received certain equity interests in priceline. We are required to provide priceline access to unpublished fares.

2001
At January 1, 2001, our equity interests in priceline included (1) a warrant, as amended, which is exercisable until November 17, 2004, to purchase up to 4.7 million shares of priceline common stock for $4.72 per share (1999 Warrant) and (2) six million shares of priceline Series A

Convertible Preferred Stock (Series A Preferred Stock). We recognized $61 million in income ratably from November 1999 through November 2002 related to the original 1999 Warrant.

On February 6, 2001, we and priceline agreed to restructure our investment in priceline. We exchanged our six million shares of Series A Preferred Stock for (1) 80,000 shares of priceline Series B Redeemable Preferred Stock (Series B Preferred Stock) and (2) a warrant to purchase up to 26.9 million shares of priceline common stock for $2.97 per share (2001 Warrant).

The Series B Preferred Stock (1) bears an annual per share dividend of approximately 36 shares of priceline common stock; (2) has a liquidation preference of $1,000 per share plus any dividends accrued or accumulated but not yet paid (Liquidation Preference); (3) is subject to mandatory redemption on February 6, 2007, at a price per share equal to the Liquidation Preference; and (4) is subject to redemption in whole, at the option of us or priceline, if priceline completes any of certain business combination transactions (Optional Redemption).

We may exercise the 2001 Warrant, in whole or in part, at any time prior to the close of business on February 6, 2007, unless all of the shares of Series B Preferred Stock owned by us are redeemed in an Optional Redemption, in which case we may not exercise the 2001 Warrant after the date of the Optional Redemption. The exercise price may be paid by us only by the surrender of shares of Series B Preferred Stock, valued at $1,000 per share.

The 2001 Warrant also provides that it will automatically be deemed exercised if the closing sales price of priceline common stock exceeds $8.91 for 20 consecutive trading days. In that event, our rights in the shares of Series B Preferred Stock necessary to pay the exercise price of the 2001 Warrant would automatically be converted into the right to receive shares of priceline common stock pursuant to the 2001 Warrant.

Based on an independent third-party appraisal, at February 6, 2001, the fair value of (1) the Series B Preferred Stock was estimated to be $80 million and (2) the 2001 Warrant was estimated to be $46 million. The total fair value of these securities equaled the carrying amount of the Series A Preferred Stock, including its conversion feature and accumulated dividends on the date the Series A Preferred Stock was exchanged for the Series B Preferred Stock and the 2001 Warrant. Accordingly, we did not recognize a gain or loss on this transaction.

During 2001, we (1) exercised the 2001 Warrant in part to purchase 18.4 million shares of priceline common stock, paying the exercise price by surrendering to priceline 54,656 shares of Series B Preferred Stock; (2) sold 18.7 million shares of priceline common stock; and (3) received 986,491 shares of priceline common stock as a dividend on the Series B Preferred Stock. In our 2001 Consolidated Statement of Operations, we recognized (1) other income of $9 million, pretax, from the dividend and (2) a pretax gain of $4 million from the exercise of the 2001 Warrant and the sale of priceline common stock.

2002
During 2002, we (1) exercised the 2001 Warrant in part to purchase 4.0 million shares of priceline common stock, paying the exercise price by surrendering to priceline 11,875 shares of

Series B Preferred Stock; (2) sold 3.9 million shares of priceline common stock; and (3) received 695,749 shares of priceline common stock as dividends on the Series B Preferred Stock. In our 2002 Consolidated Statement of Operations, we recognized (1) a pretax loss of $3 million from the exercise of the 2001 Warrant and the sale of priceline common stock and (2) other income of $2 million, pretax, from the dividends.

2003
On June 16, 2003, priceline effected a 1-for-6 reverse common stock split. As a result of the stock split:

•	The 1999 Warrant, as amended, was adjusted to (1) reduce from 4.7 million to approximately 779,000 the maximum number of shares we may purchase by exercising that warrant and (2) increase from $4.72 to $28.31 the per share purchase price of those shares.

•	The 2001 Warrant was adjusted to (1) reduce from 4.5 million to approximately 756,000 the maximum number of remaining shares we may purchase by exercising that warrant; (2) increase from $2.97 to $17.81 the per share purchase price of those shares; and (3) increase from $8.91 to $53.46 the closing sales price which priceline common stock must exceed for 20 consecutive days for the 2001 Warrant to automatically be deemed exercised.

•	The Series B Preferred Stock was adjusted to reduce its annual per share dividend from approximately 36 shares to six shares of priceline common stock.

The reverse stock split did not impact the carrying value of our equity interests in priceline.

During 2003, as adjusted for priceline’s 1-for-6 reverse common stock split, we (1) sold 423,640 shares of priceline common stock and (2) received 80,480 shares of priceline common stock. In our 2003 Consolidated Statements of Operations, we recognized (1) a pretax gain of $5 million from the sale of priceline common stock; (2) other income of $1 million, pretax, from the dividends; and (3) an $8 million writedown related to our priceline common stock due to an other than temporary decline in the fair value of that stock.

The following table represents our equity interests in priceline and their respective carrying values at December 31, 2003 and 2002, as adjusted for the 1-for-6 reverse common stock split discussed above:

	Number of Shares(2)		Carrying Values
(in millions)(1)	2003	2002	2003	2002
Series B Preferred Stock	13,469	13,469	$13	$13
2001 Warrant	0.8	0.8	7	3
1999 Warrant	0.8	0.8	3	—
priceline common stock	—	0.3	—	3

(1)	Except shares of Series B Preferred Stock.

(2)	We have certain registration rights relating to shares of priceline common stock we acquire from the exercise of the 1999 Warrant or the 2001 Warrant, or receive as dividends on the Series B Preferred Stock.

The Series B Preferred Stock and priceline common stock are classified as available-for-sale securities under SFAS 115 and are recorded in other noncurrent assets on our Consolidated Balance Sheets. We did not own any shares of priceline common stock at December 31, 2003. The Series B Preferred Stock is recorded at face value, which we believe approximates fair value. The 1999 and 2001 Warrants are recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets and any changes in fair value are recorded in other income (expense) on our Consolidated Statements of Operations in accordance with SFAS 133. See Note 1 for information about our accounting policy for investments in debt and equity securities.

Republic Airways Holdings, Inc. (Republic)

On June 7, 2002, we entered into a contract carrier agreement with Chautauqua Airlines, Inc. (Chautauqua), a regional air carrier that is a subsidiary of Republic (see Note 9). In conjunction with this agreement, we received from Republic (1) a warrant to purchase up to 1.5 million shares of Republic common stock for $12.50 per share (2002 Warrant); (2) a warrant to purchase up to 1.5 million shares of Republic common stock at a price per share equal to 95% of the public offering price per share in Republic’s initial public offering (IPO) of common stock (IPO Warrant); (3) the right to purchase up to 5% of the shares of common stock that Republic offers for sale in its IPO at a price per share equal to the IPO price; and (4) the right to receive a warrant to purchase up to an additional 60,000 shares of Republic common stock for each additional aircraft Chautauqua operates for us above the 22 aircraft under the original contract carrier agreement.

The 2002 Warrant is exercisable in whole or in part at any time until June 7, 2012. The fair value of the 2002 Warrant on the date received was $11 million, and is being recognized on a straight-line basis over a five-year period in other, net in operating revenues on our Consolidated Statement of Operations.

The IPO Warrant is exercisable in whole or in part at any time (1) beginning on the closing date of Republic’s IPO of common stock and (2) subject to earlier cancellation if the contract carrier agreement is terminated in certain circumstances, ending on the tenth anniversary of that closing date. We will record the fair value of the IPO Warrant on the closing date of Republic’s IPO of common stock.

In February and October 2003, we amended our contract carrier agreement with Chautauqua to increase from 22 to 34, and then from 34 to 39, respectively, the number of aircraft Chautauqua will operate for us by the end of 2004 under that agreement. As a result of these amendments, we received two new warrants, as follows (2003 Warrants):

•	A warrant to purchase up to 720,000 shares of Republic common stock for (1) $12.50 per share, if the warrant is exercised prior to the completion of Republic’s IPO of common stock or (2) the price per share at which Republic common stock is sold in the IPO, if the warrant is exercised in connection with or after the IPO; and

•	A warrant to purchase up to 300,000 shares of Republic common stock for (1) $18.00 per share, if the warrant is exercised prior to the completion of Republic’s IPO or (2) 95% of the price per share at which Republic common stock is sold in the IPO, if the warrant is exercised in connection with or after the IPO.

The 2003 Warrants are exercisable in whole or in part at any time until ten years from their date of issue. The fair values of the 2003 Warrants on the dates received were not material.

The carrying value of the 2002 and 2003 Warrants was $18 million at December 31, 2003. The carrying value of the 2002 Warrant was $10 million at December 31, 2002. The 2002 and 2003 Warrants are accounted for in the same manner as the priceline warrants described above and are included in other noncurrent assets on our Consolidated Balance Sheets. The 2002 Warrant, the IPO Warrant, the 2003 Warrants and the shares of Republic common stock underlying these securities are not registered under the Securities Act of 1933; however, we have certain demand and piggyback registration rights relating to the underlying shares of Republic common stock.

Other

During 2001, we sold our equity interests in SkyWest, Inc., the parent company of SkyWest Airlines, Inc. (SkyWest), and Equant, N.V., an international data services company. We recognized pretax gains of $111 million and $11 million, respectively, on these transactions. These gains are recorded in our 2001 Consolidated Statement of Operations in gain (loss) from sale of investments, net.

Note 3. Risk Management
Aircraft Fuel Price Risk

Our results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically purchase options and other similar derivative instruments and enter into forward contracts for the purchase of fuel. These contracts may have maturities of up to 36 months. We may hedge up to 80% of our expected fuel requirements on a 12-month rolling basis. See Note 4 for additional information about our fuel hedge contracts. We do not enter into fuel hedge contracts for speculative purposes.

Interest Rate Risk

Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations, cash portfolio, and pension, postemployment and postretirement benefits. Market risk associated with our long-term debt relates to the potential change in fair value resulting from a change in interest rates as well as the potential increase in interest we would pay on variable rate debt. At December 31, 2003 and 2002, approximately 34% and 26%, respectively, of our total debt was variable rate debt. Market risk associated with our cash portfolio relates to the potential change in our earnings resulting from a decrease in interest rates. Pension, postemployment and postretirement benefits risk relates to the potential changes in our benefit obligations, funding and expenses from a change in interest rates (see Note 11).

From time to time, we may enter into interest rate swap agreements, provided that the notional amount of these transactions does not exceed 50% of our long-term debt. See Note 4 for additional information about our interest rate swap agreements. We do not enter into interest rate swap agreements for speculative purposes.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange risk because we have revenues and expenses denominated in foreign currencies, primarily the euro, the British pound and the Canadian dollar. To manage exchange rate risk, we attempt to execute both our international revenue and expense transactions in the same foreign currency, to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts with maturities of up to 12 months. We did not have any foreign currency hedge contracts at December 31, 2003 or 2002. We do not enter into foreign currency hedge contracts for speculative purposes.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency exchange risk management programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty under defined guidelines. We also monitor the market position of these programs and our relative market position with each counterparty. The credit exposure related to these programs was not significant at December 31, 2003 and 2002.

Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services. The majority of these sales are processed through major credit card companies, resulting in accounts receivable which are generally short-term in duration. We also have receivables from the sale of mileage credits to partners, such as credit card companies, hotels and car rental agencies, that participate in our SkyMiles program. We believe that the credit risk associated with these receivables is minimal and that the allowance for uncollectible accounts that we have provided is appropriate.

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our actual experience. A portion of our projected workers’ compensation liability is secured with restricted cash collateral (see Note 1).

Note 4. Derivative Instruments

On July 1, 2000, we adopted SFAS 133, as amended, which requires us to record all derivative instruments on our Consolidated Balance Sheets at fair value and to recognize certain changes in these fair values in our Consolidated Statements of Operations. SFAS 133 impacts the accounting for our fuel hedging program, our interest rate hedging program and our holdings of equity warrants and other similar rights in certain companies.

The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

	Income (Expense)
	For the Years Ended
		December 31,
(in millions)	2003	2002	2001
Change in time value of fuel hedge contracts	(75)	(23)	(1)
Ineffective portion of fuel hedge contracts	58	13	(3)
Fair value adjustment of equity rights	8	(29)	72

Fair value adjustments of SFAS 133 derivatives, pretax	(9)	(39)	68

Total, net of tax	$(6)	$(25)	$41

Fuel Hedging Program

Because there is not a readily available market for derivatives in aircraft fuel, we use heating and crude oil derivative contracts to manage our exposure to changes in aircraft fuel prices. Changes in the fair value of these contracts (fuel hedge contracts) are highly effective at offsetting changes in aircraft fuel prices.

At December 31, 2003, our fuel hedge contracts had a fair value of $97 million, which was recorded in prepaid expenses and other, with unrealized effective gains of $34 million, net of tax, recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet. At December 31, 2002, our fuel hedge contracts had a fair value of $73 million, $68 million of which was recorded in prepaid expenses and other and $5 million of which was recorded in noncurrent assets, with unrealized effective gains of $29 million, net of tax, recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet. See Note 1 for information about our accounting policy for fuel hedge contracts. See Note 22 for information regarding the early settlement of our fuel hedge contracts.

Interest Rate Hedging Program

To manage our interest rate exposure, in July 2002, we entered into two interest rate swap agreements relating to our (1) $300 million principal amount of unsecured Series C Medium-Term Notes due March 15, 2004, which pay interest at a fixed rate of 6.65% per year and (2) $500 million principal amount of unsecured Notes due December 15, 2005, which pay interest at a fixed rate of 7.70% per year. Under the first interest rate swap agreement, we paid the London Interbank Offered Rate (LIBOR) plus a margin per year in exchange for the right to receive 6.65% per year on a notional amount of $300 million until March 15, 2004. Under the second agreement, we paid LIBOR plus a margin per year in exchange for the right to receive 7.70% per year on a notional amount of $500 million until December 15, 2005.

On May 9, 2003, we settled these interest rate swap agreements prior to their expiration. As a result, we received $27 million, including $7 million previously recognized as adjustments to interest expense under the terms of the swap agreements. These swaps were accounted for as fair value hedges of debt in accordance with SFAS 133. At the date of settlement, the fair value adjustments to the previously underlying debt related to the interest rate swaps totaled $20 million. These adjustments are being recognized in accordance with SFAS 133 as an adjustment to interest expense over the remaining term of the previously underlying debt. A portion of these fair value adjustments were recognized as a part of the gain on extinguishment of a portion of the previously hedged debt (see Note 6).

At December 31, 2002, our interest rate swap agreements had a fair value of $21 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheet. In accordance with fair value hedge accounting, the carrying value of our long-term debt at December 31, 2003 and 2002 included $8 million and $21 million, respectively, of fair value adjustments. See Note 1 for information about our accounting policy for interest rate swap agreements.

Equity Warrants and Other Similar Rights

We own equity warrants and other similar rights in certain companies, primarily priceline and Republic. The total fair value of these rights was $30 million and $14 million at December 31, 2003 and 2002, respectively. See Notes 1 and 2 for information about our accounting policy for and ownership of these rights, respectively.

Note 5. Goodwill and Intangible Assets

On January 1, 2002, we adopted SFAS 142, which requires that we discontinue the amortization of goodwill and other intangible assets with indefinite useful lives. Accordingly, we now apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets. See Note 1 for information about our accounting policy for the impairment tests of goodwill and other intangible assets.

The adoption of SFAS 142 decreased our operating expenses on our Consolidated Statements of Operations by approximately $60 million, net of tax, for each of the years ended December 31, 2003 and 2002, due to the discontinuance of amortization of goodwill and indefinite-lived intangible assets. During the June 2002 quarter, we completed our transitional goodwill impairment test, which indicated no impairment at the date of adoption of SFAS 142.

The following table reconciles our reported net loss and loss per share to adjusted net loss and loss per share as if the non-amortization provisions of SFAS 142 had been applied to the year ended December 31, 2001:

	For the Years Ended
	December 31,

(in millions, except per share data)	2003	2002	2001

Net loss	$(773)	$(1,272)	$(1,216)
Add back: goodwill and international route amortization, net of tax	—	—	60

Adjusted net loss	$(773)	$(1,272)	$(1,156)

Basic and diluted earnings per share:
Net loss	$(6.40)	$(10.44)	$(9.99)
Add back: goodwill and international route amortization, net of tax	—	—	0.49

Adjusted net loss	$(6.40)	$(10.44)	$(9.50)

During the March 2002 quarter, we completed the required initial test of potential impairment of indefinite-lived intangible assets, other than goodwill; that test indicated no impairment at the date of adoption of SFAS 142. The following table presents information about our intangible assets, other than goodwill, at December 31, 2003 and 2002:

	2003		2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets:
Leasehold and operating rights	$125	$(92)	$125	$(86)
Other	3	(2)	3	(1)

Total	$128	$(94)	$128	$(87)

	Net Carrying	Net Carrying
(in millions)	Amount	Amount

Indefinite-lived intangible assets:
International routes	$60	$60
Other	1	1

Total	$61	$61

At December 31, 2003, we performed the required annual impairment test of our goodwill and indefinite-lived intangible assets; that test indicated no impairment.

Note 6. Debt

The following table summarizes our debt at December 31, 2003 and 2002:

(dollars in millions)	2003	2002

Secured (1)
Series 2000-1 Enhanced Equipment Trust Certificates
7.38% Class A-1 due in installments from 2004 to May 18, 2010	$241	$274
7.57% Class A-2 due November 18, 2010	738	738
7.92% Class B due November 18, 2010	182	182
7.78% Class C due November 18, 2005	239	239
9.11% Class D due November 18, 2005	176	176

	1,576	1,609

Series 2001-1 Enhanced Equipment Trust Certificates
6.62% Class A-1 due in installments from 2004 to March 18, 2011	225	262
7.11% Class A-2 due September 18, 2011	571	571
7.71% Class B due September 18, 2011	207	207
7.30% Class C due September 18, 2006	170	170
6.95% Class D due September 18, 2006	150	150

	1,323	1,360

Series 2001-2 Enhanced Equipment Trust Certificates
2.92% Class A due in installments from 2004 to December 18, 2011 (2)	396	423
4.12% Class B due in installments from 2004 to December 18, 2011 (2)	227	254
5.47% Class C due in installments from 2005 to December 18, 2011 (2)	80	80

	703	757

Series 2002-1 Enhanced Equipment Trust Certificates
6.72% Class G-1 due in installments from 2004 to January 2, 2023	554	587
6.42% Class G-2 due July 2, 2012	370	370
7.78% Class C due in installments from 2004 to January 2, 2012	156	169

	1,080	1,126

Series 2003-1 Enhanced Equipment Trust Certificates
1.97% Class G due in installments from 2004 to January 25, 2008 (2)	374	—

	374	—

General Electric Capital Corporation (GECC)(3)
5.65% Notes due in installments from 2004 to April 15, 2010 (2)(4)	127	—
5.65% Notes due in installments from 2004 to April 15, 2010 (2)(5)	114	—
5.65% Notes due in installments from 2004 to April 15, 2010 (2)(6)	91	—

	332	—

1.11% to 15.46% Other secured financings due in installments from 2004 to May 9, 2021(2) (7)	2,534	1,555

Total secured debt	7,922	6,407

(dollars in millions)	2003	2002

Unsecured
Massachusetts Port Authority Special Facilities Revenue Bonds
5.0-5.5% Series 2001A due in installments from 2012 to 2027	338	338
1.2% Series 2001B due in installments from 2027 to January 1, 2031 (2)	80	80
1.2% Series 2001C due in installments from 2027 to January 1, 2031 (2)	80	80
8.10% Series C Guaranteed Serial ESOP Notes, due in installments from 2003 to 2009	18	92
6.65% Series C Medium-Term Notes, due March 15, 2004	236	300
7.7% Notes due December 15, 2005	302	500
7.9% Notes due December 15, 2009	499	499
9.75% Debentures due May 15, 2021	106	106
Development Authority of Clayton County, loan agreement,
1.1% Series 2000A due June 1, 2029 (2)	65	65
1.2% Series 2000B due May 1, 2035 (2)	110	116
1.3% Series 2000C due May 1, 2035 (2)	120	120
8.3% Notes due December 15, 2029	925	925
8.125% Notes due July 1, 2039 (8)	538	538
10.0% Senior Notes due August 15, 2008	248	—
8.0% Convertible Senior Notes due June 3, 2023	350	—
3.01% to 10.375% Other unsecured debt due in installments from 2004 to 2033	587	607
Less: unamortized discounts, net	(62)	(33)

Total unsecured debt	4,540	4,333

Total debt	12,462	10,740

Less: current maturities	1,002	666

Total long-term debt	$11,460	$10,074

(1)	Our secured debt is collateralized by first mortgage liens on a total of 320 aircraft (71 B-737-800, 41 B-757-200, two B-767-300, 38 B-767-300ER, 21 B-767-400, eight B-777-200, and 139 CRJ-100/200/700) delivered new to us from March 1992 through December 2003. In addition, certain debt is secured by 96 spare mainline aircraft engines (Engine Collateral), which constitute substantially all the spare mainline aircraft engines currently owned by us, and by a substantial portion of the mainline aircraft spare parts owned by us (Spare Parts Collateral). These aircraft, engines and spare parts had an aggregate net book value of approximately $10.6 billion at December 31, 2003.

(2)	Our variable interest rate long-term debt is shown using interest rates which represent LIBOR or Commercial Paper plus a specified margin, as provided for in the related agreements. The rates shown were in effect at December 31, 2003.

(3)	In connection with these financings, GECC issued irrevocable, direct-pay letters of credit, which totaled $404 million at December 31, 2003, to back our obligations with respect to $397 million principal amount of tax exempt municipal bonds. We are required to reimburse GECC for drawings under the letters of credit. Our reimbursement obligation is secured by nine B-767-400 and three B-777-200 aircraft (LOC Aircraft Collateral) and the Engine Collateral. See “Letter of Credit Enhanced Municipal Bonds” in this Note for additional information on this subject. In addition to our obligations described in Notes 3-6 of this table, the Engine Collateral also secures, on a subordinated basis, certain of our other existing debt and aircraft lease obligations to General Electric Company and its affiliates up to a maximum amount of $230 million. The outstanding amount of these obligations is substantially in excess of $230 million.

(4)	This debt is secured by the Engine Collateral and the LOC Aircraft Collateral. It is not repayable at our election prior to maturity.

(5)	This debt is secured by five B-767-400 aircraft (Other Aircraft Collateral), the Engine Collateral and the Spare Parts Collateral. It is repayable at our election at any time, subject to certain prepayment fees if repayment occurs before April 2005.

(6)	This debt is secured by the Other Aircraft Collateral, the Engine Collateral and the Spare Parts Collateral. It is repayable at our election at any time, subject to certain prepayment fees if repayment occurs before April 2005.

(7)	The 15.46% interest rate applies to $86 million of debt due in installments through June 2011. The maximum interest rate on the remaining secured debt is 6.23%; the majority of this debt is related to aircraft financings for Comair and ASA.

(8)	The 8.125% Notes due 2039 are redeemable by us, in whole or in part, at par on or after July 1, 2004.

The fair value of our total secured and unsecured debt was $11.9 billion and $9.5 billion at December 31, 2003 and 2002, respectively.

Future Maturities

The following table summarizes the scheduled maturities of our debt, including current maturities, at December 31, 2003, as adjusted for certain refinancings of regional jet aircraft subsequent to December 31, 2003 (see Note 22):

Years Ending December 31,	Principal
(in millions)	Amount

2004	$1,002
2005	1,164
2006	781
2007	463
2008	1,272
After 2008	7,780

Total	$12,462

We have available to us long-term, secured financing commitments from a third party that we may elect to use for a substantial portion of the regional jet aircraft delivered to ASA and Comair through 2004. Borrowings under these commitments would bear interest at a rate determined by reference to ten-year U.S. Treasury Notes plus a margin, and would have various repayment dates. Our election to use these commitments would result in the refinancing of approximately $300 million of our 2004 maturities included in the table above. Other than these commitments, we do not have any undrawn lines of credit.

Boston Airport Terminal Project

During 2001, we entered into lease and financing agreements with the Massachusetts Port Authority (Massport) for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The completion of this project will enable us to consolidate all of our domestic operations at that airport into one location. Construction began in the June 2002 quarter and is expected to be completed during 2005. Project costs will be funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under a long-term lease agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service on the bonds. For additional information about these bonds, see the debt table above. Because we have issued a guarantee of the debt service on the bonds, we have included the bonds, as well as the related bond proceeds, on our Consolidated Balance Sheets. The bonds are reflected in noncurrent liabilities and the related remaining proceeds, which are held in trust, are reflected as restricted investments in other assets on our Consolidated Balance Sheets.

Letter Of Credit Enhanced Municipal Bonds

At December 31, 2003, there were outstanding $397 million aggregate principal amount of tax-exempt municipal bonds (Bonds) enhanced by letters of credit, including:

•	$295 million principal amount of bonds issued by the Development Authority of Clayton County (Clayton Authority) to refinance the construction cost of certain facilities leased to us at Hartsfield-Jackson Atlanta International Airport. We pay debt service on these bonds pursuant to loan agreements between us and the Clayton Authority; and

•	$102 million principal amount of bonds issued by other municipalities to refinance the construction cost of certain facilities leased to us at Cincinnati/Northern Kentucky International Airport, Salt Lake City International Airport and Tampa International Airport. We pay debt service on these bonds pursuant to long-term lease agreements (see Note 7).

The Bonds (1) have scheduled maturities between 2029 and 2035; (2) currently bear interest at a variable rate that is determined weekly; and (3) may be tendered for purchase by their holders on seven days’ notice. Tendered Bonds are remarketed at prevailing interest rates.

Principal and interest on the Bonds are currently paid through drawings on irrevocable, direct-pay letters of credit totaling $404 million issued by GECC. In addition, the purchase price of tendered Bonds that cannot be remarketed are paid by drawings on these letters of credit. The GECC letters of credit, which replaced similar letters of credit issued by a third party, expire on May 20, 2008.

Pursuant to an agreement between us and GECC (Reimbursement Agreement), we are required to reimburse GECC for drawings on the letters of credit. Our reimbursement obligation to GECC is secured by nine B-767-400 and three B-777-200 aircraft (LOC Aircraft Collateral) and 96 spare mainline engines owned by us. This collateral also secures other obligations we have to GECC, as discussed in the table above.

If a drawing under a letter of credit is made to pay the purchase price of Bonds tendered for purchase and not remarketed, our resulting reimbursement obligation to GECC will bear interest at a base rate or three-month LIBOR plus a margin. The principal amount of the reimbursement obligation will be repaid quarterly through May 20, 2008.

GECC has the right to cause a mandatory tender for purchase of all Bonds and terminate the letters of credit if an event of default occurs or if a minimum collateral value test (Collateral Value Test) is not satisfied on May 19, 2006. We will not satisfy the Collateral Value Test if (1) the appraised market value of the LOC Aircraft Collateral on March 20, 2006 is less than two times the aggregate amount of the outstanding letters of credit plus any other amounts payable by us under the Reimbursement Agreement (Aggregate Obligations) and (2) within 60 days thereafter, we have not either provided additional collateral to GECC in the form of cash or aircraft or caused a reduction in the Aggregate Obligations such that the Collateral Value Test is satisfied.

Unless the GECC letters of credit are extended in a timely manner, we will be required to purchase the Bonds on May 15, 2008, five days prior to the expiration of the letters of credit. In this circumstance, we could seek, but there is no assurance that we would be able, to (1) sell the Bonds without credit enhancement at then-prevailing fixed interest rates or (2) replace the expiring letters of credit with new letters of credit from an alternate credit provider and remarket the Bonds.

We may terminate the GECC letters of credit, and repay any outstanding obligations under the Reimbursement Agreement, at our election prior to maturity, subject to certain prepayment fees if such action occurs before May 20, 2005.

Convertible Senior Notes (8.00% Notes)

In June 2003, we issued $350 million principal amount of 8.00% Notes due 2023. Holders may convert their 8.00% Notes into shares of our common stock at a conversion rate of 35.7143 shares of common stock per $1,000 principal amount of 8.00% Notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $28.00 per share of common stock, if:

•	during any calendar quarter after June 30, 2003, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price per share of our common stock;

•	the trading price of the 8.00% Notes falls below a specified threshold;

•	we call the 8.00% Notes for redemption; or

•	specified corporate transactions occur.

We may redeem all or some of the 8.00% Notes for cash at any time after June 5, 2008, at a redemption price equal to the principal amount of the 8.00% Notes to be redeemed plus any accrued and unpaid interest.

Holders may require us to repurchase their 8.00% Notes for cash on June 3, 2008, 2013 and 2018, or in other specified circumstances involving the exchange, conversion or acquisition of all or substantially all of our common stock, at a purchase price equal to the principal amount of the 8.00% Notes to be purchased plus any accrued and unpaid interest. At December 31, 2003, 12,500,005 shares of common stock were reserved for issuance for the conversion of the 8.00% Notes.

ESOP Notes

We guarantee the ESOP Notes issued by the Delta Family-Care Savings Plan. During 2002, we terminated the letter of credit used to make required payments of principal, interest and make-whole premium on the ESOP Notes. As a result of this action, each holder of ESOP Notes had two opportunities to require us to purchase their ESOP Notes. During 2002, we purchased ESOP Notes for $215 million, covering $169 million principal amount of ESOP Notes, $4 million of accrued interest and $42 million of make-whole premium. During 2003, we purchased additional ESOP Notes for $91 million, covering $72 million principal amount of ESOP Notes, $4 million of accrued interest and $15 million of make-whole premium. As of December 31, 2003, $18 million principal amount of ESOP Notes was held by third parties.

We recognized losses of $15 million and $42 million for the years ended December 31, 2003 and 2002, respectively, for the make-whole premiums related to these extinguishments of debt. These losses were recorded in other income (expense) on our Consolidated Statements of Operations.

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

Eligible holders elected to exchange $64 million principal amount of the 2004 Notes and $198 million principal amount of the 2005 Notes. We paid a total of $47 million in cash (including $5 million in accrued interest) and issued an aggregate of $248 million principal amount of 2008 Notes.

The exchange offer qualified as a debt extinguishment and, accordingly, we recorded the issuance of the 2008 Notes at a fair value of $211 million, which reflects a $37 million original issue discount. This discount will be amortized to interest expense through August 15, 2008. Of the $47 million payment, we recorded $42 million as a payment on long-term debt and capital lease obligations and $5 million as a change in certain assets and liabilities, net on our 2003 Consolidated Statement of Cash Flows. As a result of this transaction, we also recorded a $15 million gain ($9 million net of tax) on extinguishment of debt in other income (expense) on our 2003 Consolidated Statement of Operations.

Other Financing Arrangements

On January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft. At December 31, 2003, the total borrowings outstanding under this facility, as amended, were $449 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin.

Covenants

Our credit facilities do not contain any negative financial covenants. As discussed above, our Reimbursement Agreement with GECC includes the Collateral Value Test.

As is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. We were in compliance with these requirements at December 31, 2003 and 2002. See Note 19 for additional information on war-risk insurance currently provided by the U.S. government under the Air Transportation Safety and System Stabilization Act.

Note 7. Lease Obligations

We lease aircraft, airport terminal and maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease, totaled $1.3 billion for each year ended December 31, 2003, 2002 and 2001. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Our interest in assets acquired under capital leases is recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Our leases do not include residual value guarantees.

The following table summarizes, as of December 31, 2003, our minimum rental commitments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year:

Years Ending December 31,	Capital	Operating
(in millions)	Leases	Leases

2004	$29	$1,271
2005	22	1,237
2006	18	1,173
2007	15	1,112
2008	13	1,147
After 2008	32	5,914

Total minimum lease payments	129	$11,854

Less: lease payments that represent interest	32

Present value of future minimum capital lease payments	97
Less: current obligations under capital leases	19

Long-term capital lease obligations	$78

We expect to receive approximately $130 million under noncancelable sublease agreements. This expected sublease income is not reflected as a reduction in the total minimum rental commitments under operating leases in the table above.

At December 31, 2003, we operated 309 aircraft under operating leases and 39 aircraft under capital leases. These leases have remaining terms ranging from three months to 14 years.

Certain municipalities have issued special facilities revenue bonds to build or improve airport and maintenance facilities leased to us. The facility lease agreements require us to make rental payments sufficient to pay principal and interest on the bonds. The above table includes $1.7 billion of operating lease rental commitments for such payments.

Note 8. Sale of Receivables

We were party to an agreement, as amended, under which we sold a defined pool of our accounts receivable, on a revolving basis, through a special-purpose, wholly owned subsidiary, which then sold an undivided interest in the receivables to a third party. In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), the subsidiary was not consolidated in our Consolidated Financial Statements. At December 31, 2002, we had a subordinated promissory note with a principal amount of $67 million from the subsidiary; this note was included in accounts receivable on our 2002 Consolidated Balance Sheet. Additionally, our investment in the subsidiary, which represented our funding of that entity, totaled $117 million at December 31, 2002, and was recorded in investments in associated companies on our Consolidated Balance Sheet.

This agreement terminated on its scheduled expiration date of March 31, 2003. As a result, on April 2, 2003, we paid $250 million, which represented the total amount owed to the third party by the subsidiary, and subsequently collected the related receivables.

Note 9. Purchase Commitments and Contingencies

Aircraft Order Commitments

Future commitments for aircraft on firm order as of December 31, 2003 are estimated to be $4.0 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

2004	$675
2005	1,171
2006	1,285
2007	840
2008	43

Total	$4,014

The table above includes our payments to purchase from the manufacturer 11 B-737-800 aircraft, which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us in 2005. This transaction will reduce our commitments by approximately $460 million through 2005. We also granted the third party an option to purchase up to 10 additional B-737-800 aircraft scheduled for delivery to us in 2006.

Additionally, as of December 31, 2003, we had deferred delivery of one B-737-800 aircraft, and plan to exercise our right to defer delivery of an additional seven B-737-800 aircraft from 2005 to 2008. This transaction will defer approximately $300 million of our commitments through 2005 to later years in the table above.

Contract Carrier Agreements

We have contract carrier agreements with three regional air carriers, Atlantic Coast Airlines (ACA), SkyWest and Chautauqua. Under these agreements, ACA, SkyWest and Chautauqua operate certain of their aircraft using our flight code; we schedule those aircraft and sell the seats on those flights; and we retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on an annual redetermination of their cost of operating those flights and other factors intended to approximate market rates for those services. Our contract carrier agreements with ACA and SkyWest expire in 2010, and our agreement with Chautauqua expires in 2012.

The following table shows the total number of aircraft and available seat miles (ASMs) operated for us by ACA, SkyWest and Chautauqua under, and our expenses related to, the contract carrier agreements, for the years ended December 31, 2003, 2002 and 2001:

(in millions, except aircraft)	2003	2002	2001

Number of aircraft operated, end of period (1)	123	100	72
ASMs (2)	5,121	3,513	1,562
Expenses	$784	$561	$240

(1)	The 123 aircraft operated for us at December 31, 2003 include 30 aircraft operated by ACA, 59 aircraft operated by SkyWest and 34 aircraft operated by Chautauqua. Our contract carrier agreements do not include any scheduled changes in these numbers during the remaining term of those agreements, except that the number of aircraft scheduled to be operated for us by Chautauqua increases to 39 by the end of 2004.

(2)	These amounts are unaudited and are not included in our ASMs disclosed in Item 6 in this Form 10-K.

During 2004, we expect to incur a total of approximately $890 million in expenses related to our contract carrier agreements with these airlines. See Note 1 for information about our accounting policy for revenues and expenses related to our contract carrier agreements.

We may terminate the ACA and SkyWest agreements without cause at any time by giving the airlines certain advance notice. If we terminate the ACA agreement without cause, ACA has the right to (1) assign to us leased aircraft that it operates for us, provided we are able to continue the leases on the same financial terms ACA had prior to the assignment and (2) require us to purchase, at fair value, aircraft that ACA operates for us and owns at the time of the termination. If we terminate the SkyWest agreement without cause, SkyWest has the right to assign to us leased regional jet aircraft which it operates for us, provided we are able to continue the leases on the same terms SkyWest had prior to the assignment.

We may terminate the Chautauqua agreement, as amended, without cause at any time after November 2008 by giving the airline certain advance notice. If we terminate the Chautauqua agreement without cause, Chautauqua has the right to (1) assign to us leased aircraft that it operates for us, provided we are able to continue the leases on the same terms Chautauqua had prior to the assignment and (2) require us to purchase or sublease any of the aircraft that it owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to sublease aircraft owned by Chautauqua, the sublease would have (1) a rate equal to the debt payments of Chautauqua for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua and (2) specified other terms and conditions.

ACA has announced plans to begin operating in November 2004 a new low-fare airline using jet aircraft with more than 70 seats. Our collective bargaining agreement with the Air Line Pilots Association, International (ALPA) prohibits contract carrier codeshare arrangements with domestic carriers such as ACA if the contract carrier operates aircraft with more than 70 seats. As discussed above, we have the right to terminate the ACA agreement without cause, in which case ACA has the right to require us to assume the leases on leased aircraft, or purchase owned aircraft, that ACA operates for us. ACA currently operates 30 leased Fairchild Dornier FRJ-328 regional jet aircraft for us. If we are required to assume the leases on these aircraft in November 2004, we estimate that the total remaining operating lease payments would be approximately $300 million. These payments would be made over the remaining terms of the aircraft leases, which are approximately 13 years.

We estimate that the total fair value, at December 31, 2003, of the aircraft that SkyWest or Chautauqua could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines is approximately $630 million and $450 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.

Legal Contingencies

We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. Although the ultimate outcome of our legal proceedings cannot be predicted with certainty, we believe that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.

Other Contingencies

Regional Airports Improvement Corporation (RAIC)

We are obligated under a facilities sublease with the RAIC to pay the bond trustee rent in an amount sufficient to pay the debt service on $47 million in Facilities Sublease Revenue Bonds; these bonds were issued in 1985 to finance the construction of certain airport and terminal facilities we lease at Los Angeles International Airport. We also provide a guarantee to the bond trustee covering payment of the debt service.

General Indemnifications

We are the lessee under many real estate leases. It is common in these commercial lease transactions for us, as the lessee, to agree to indemnify the lessor and other related third parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at or in connection with the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by either their sole or gross negligence and their willful misconduct.

Our aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain related parties, against virtually any liabilities that might arise from the condition, use or operation of the aircraft or such other equipment.

We believe that our insurance would cover most of our exposure to such liabilities and related indemnities associated with the types of lease and financing agreements described above, including real estate leases.

Certain of our aircraft and other financing transactions include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In certain of these financing transactions, we also bear the risk of certain changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered.

Employees Under Collective Bargaining Agreements

At December 31, 2003, we had a total of approximately 70,600 full-time equivalent employees. Approximately 18% of these employees, including all of our pilots, are represented by labor unions. ASA is in collective bargaining negotiations with ALPA and the Association of Flight Attendants (AFA), which represent ASA’s approximately 1,450 pilots and 800 flight attendants, respectively. ASA’s collective bargaining agreements with ALPA and AFA became amendable in September 2002 and September 2003, respectively. The outcome of these collective bargaining negotiations cannot presently be determined.

Delta’s collective bargaining agreement with ALPA becomes amendable on May 1, 2005. The agreement generally provides that no pilot on the seniority list as of July 1, 2001 may be furloughed unless the furlough is caused by a circumstance beyond our control, as defined in the agreement. Therefore, if we reduce the number of flights in our schedule for reasons other than a circumstance beyond our control, as defined in the agreement, we may be required to pay unutilized pilots their full salary and benefits. If we furlough pilots due to a circumstance beyond our control, we are only obligated to remit furlough pay and to provide or pay for certain other benefits for a limited period until the pilots are recalled. We have been involved in arbitration regarding whether the agreement permits furloughs in particular circumstances.

Planned Sale of Aircraft

In conjunction with our agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005, we have agreed to pay the third party, for a designated period with respect to each of the 11 B-737-800 aircraft, an amount equal to the excess, if any, of a specified rate over the rate at which the third party leases the aircraft to another party. The maximum undiscounted amount we could be required to pay for all 11 aircraft totals approximately $70 million. While we cannot predict with certainty whether we will be required to make a payment under this provision, we believe that the possibility of this event is not likely due to the current and estimated future marketability of these aircraft.

Other

We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. These obligations are contingent upon whether we terminate the contract without cause prior to its expiration date; therefore, no obligation would exist unless such a termination were to occur.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes (see Note 1 for information about our accounting policy for income taxes). The following table shows significant components of our deferred tax assets and liabilities at December 31, 2003 and 2002:

(in millions)	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$1,908	$1,256
Additional minimum pension liability (see Note 13)	1,454	972
Postretirement benefits	917	909
Other employee benefits	571	404
AMT credit carryforward	346	349
Gains on sale and leaseback transactions, net	197	217
Rent expense	178	215
Other	465	508
Valuation allowance	(25)	(16)

Total deferred tax assets	$6,011	$4,814

Deferred tax liabilities:
Depreciation and amortization	$4,042	$3,639
Other	390	332

Total deferred tax liabilities	$4,432	$3,971

The following table shows the current and noncurrent deferred tax assets, net recorded on our Consolidated Balance Sheets at December 31, 2003 and 2002:

(in millions)	2003	2002

Current deferred tax assets, net	$710	$668
Noncurrent deferred tax assets, net	869	175

Total deferred tax assets, net	$1,579	$843

At December 31, 2003, we had $346 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire. We also had federal and state net operating loss carryforwards of approximately $4.9 billion, pretax, at December 31, 2003, substantially all of which will not begin to expire until 2022.

In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we considered all available positive and negative evidence and made certain assumptions. We considered, among other things, the overall business environment; our historical earnings, including our significant pretax losses incurred during the last three years; our industry’s historically cyclical periods of earnings and losses; and our outlook for future years.

We performed this analysis as of December 31, 2003 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized. We will assess the need for a deferred tax asset valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria. Changes in our assumptions may have a material impact on our Consolidated Financial Statements.

Our income tax benefit for the years ended December 31, 2003, 2002 and 2001 consisted of:

(in millions)	2003	2002	2001

Current tax benefit	$—	$319	$—
Deferred tax benefit	411	407	644
Tax benefit of dividends on allocated Series B ESOP Convertible Preferred Stock	5	4	4

Income tax benefit	$416	$730	$648

The following table presents the principal reasons for the difference between our effective income tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal income tax effect	(2.1)	(2.4)	(2.6)
Meals and entertainment	1.1	0.7	1.0
Amortization	—	—	1.0
Municipal bond interest	—	—	(0.1)
Increase in valuation allowance	0.8	—	0.8
Other, net	0.2	0.2	0.1

Effective income tax rate	(35.0)%	(36.5)%	(34.8)%

Note 11. Employee Benefit Plans

We sponsor qualified and non-qualified defined benefit pension plans, defined contribution pension plans, healthcare plans, and disability and survivorship plans for eligible employees and retirees, and their eligible family members. We reserve the right to modify or terminate these plans as to all participants and beneficiaries at any time, except as restricted by the Internal Revenue Code or the Employee Retirement Income Security Act (ERISA).

Our qualified defined benefit pension plans meet or exceed ERISA’s minimum funding requirements as of December 31, 2003. Our non-qualified plans are funded primarily with current assets.

We regularly evaluate ways to better manage employee benefits and control costs. Any changes to the plans or assumptions used to estimate future benefits could have a significant effect on the amount of the reported obligation and future annual expense.

Pension and Other Postretirement Benefit Plans

We sponsor both funded and nonfunded noncontributory defined benefit pension plans that cover substantially all of our employees. The plans generally provide benefits based on years of service and final average salary. However, as announced in the December 2002 quarter and effective July 1, 2003, the existing plan for employees not covered by a collective bargaining agreement (Non-contract employees) was converted to a cash balance plan with a seven year transition period. During the transition period, eligible Non-contract employees receive the greater of the old final average salary benefit or the new cash balance benefit. Generally, the new cash balance benefit formula provides for an annual pay credit of 6% of eligible pay plus accrued interest. Participants in the plan on July 1, 2003, may be eligible for additional pay credits of 2% or 2.75%, depending on their age and service as of that date. Non-contract employees hired on or after July 1, 2003 are covered by the cash balance plan only. Effective July 1, 2010, all covered employees earn the cash balance benefit only.

We also sponsor medical plans that provide benefits to substantially all Delta retirees and their eligible dependents. Benefits are funded from our current assets. Plan benefits are subject to copayments, deductibles and other limits as described in the plans. Non-contract employees hired on or after July 1, 2003 are not eligible for company provided postretirement medical coverage, although they may purchase coverage at full cost.

We use a September 30 measurement date for all our benefit plans. As discussed above, during the December 2002 quarter, we announced the implementation of and migration to a cash balance pension plan, as well as changes to eligibility requirements for postretirement medical coverage for Non-contract employees. As a result of these changes and the 2002 workforce reductions (see Note 15), we remeasured a portion of our benefit obligations on October 31, 2002.

Obligations and funded status (measured at September 30):

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2003	2002	2003	2002

Benefit obligation at beginning of year	$11,682	$10,657	$2,370	$2,100
Service cost	238	282	33	30
Interest cost	768	825	161	160
Actuarial loss	1,014	798	131	234
Benefits paid, including lump sums and annuities	(1,092)	(888)	(162)	(154)
Special termination benefits	7	—	44	—
Curtailment loss (gain)	25	—	(4)	—
Plan amendments	(165)	8	(313)	—

Benefit obligation at end of year	$12,477	$11,682	$2,260	$2,370

Fair value of plan assets at beginning of period	$6,775	$8,304
Actual gain (loss) on plan assets	991	(718)
Employer contributions	144	77
Benefits paid, including lump sums and annuities	(1,092)	(888)

Fair value of plan assets at end of period	$6,818	$6,775

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2003	2002	2003	2002

Funded status	$(5,659)	$(4,907)	$(2,260)	$(2,370)
Unrecognized net actuarial loss	4,304	4,092	412	299
Unrecognized transition obligation	29	41	—	—
Unrecognized prior service cost (benefit)	122	292	(605)	(353)
Contributions made between the measurement date and year end	16	10	41	45
Special termination benefits recognized between the measurement date and year end	—	(7)	—	(44)
Settlement charge recognized between the measurement date and year end	212	—	—	—

Net amount recognized on the Consolidated Balance Sheets	$(976)	$(479)	$(2,412)	$(2,423)

     Amounts recognized in the Consolidated Balance Sheets consist of:

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2003	2002	2003	2002

Prepaid benefit cost	$202	$335	$—	$—
Accrued benefit cost	(1,179)	(816)	(2,412)	(2,423)
Intangible assets	227	333	—	—
Additional minimum liability	(4,052)	(2,889)	—	—
Accumulated other comprehensive loss	3,826	2,558	—	—

Net amount recognized	$(976)	$(479)	$(2,412)	$(2,423)

During December 2003, we recorded a $212 million non-cash charge on our Consolidated Statement of Operations related to our pilots’ defined benefit pension plan due to a significant increase in pilot retirements. We recorded this charge in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds the total of the service and interest cost components of pension expense for the same period.

The special termination benefits and curtailment loss (gain) reflected in the table above relate to the workforce reduction programs offered to certain of our employees in 2002. See Note 15 for additional information about our 2002 workforce reduction programs.

At December 31, 2003 and 2002, we recorded a non-cash charge to accumulated other comprehensive loss to recognize a portion of our additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). SFAS 87 requires that this liability be recognized at year end in an amount equal to the amount by which the accumulated benefit obligation (ABO) exceeds the fair value of the defined benefit pension plan assets. The additional minimum pension liability was recorded by recognizing an intangible asset to the extent of any unrecognized prior service cost and transition obligation, which totaled $227 million and $333 million at December 31, 2003 and 2002, respectively. The additional minimum pension liability adjustments totaling $786 million and $1.6 billion, net of tax, were recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at December 31, 2003 and 2002, respectively (see Note 13).

The accumulated benefit obligation for all our defined benefit pension plans was $11.9 billion and $10.1 billion at September 30, 2003 and 2002, respectively. The following is information about our pension plans with an accumulated benefit obligation in excess of plan assets (measured at September 30):

(in millions)	2003	2002

Projected benefit obligation	$12,477	$11,682
Accumulated benefit obligation	11,863	10,145
Fair value of plan assets	6,818	6,775

     Net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001, included the following components:

				Other
	Pension			Postretirement
	Benefits			Benefits

(in millions)	2003	2002	2001	2003	2002	2001

Service cost	$238	$282	$246	$33	$30	$37
Interest cost	768	825	763	161	160	146
Expected return on plan assets	(753)	(984)	(1,040)	—	—	—
Amortization of prior service cost (benefit)	13	24	5	(47)	(50)	(39)
Recognized net actuarial (gain) loss	97	(8)	(51)	7	2	—
Amortization of net transition obligation	7	8	4	—	—	—
Settlement charge	219	1	—	—	—	—
Curtailment loss (gain)	47	—	—	(4)	—	—
Special termination benefits	—	7	—	—	44	—

Net periodic benefit cost	$636	$155	$(73)	$150	$186	$144

Assumptions

We used the following actuarial assumptions to determine our benefit obligations at September 30, 2003 and 2002 and our net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001, as measured at September 30:

Benefit Obligations	2003	2002

Weighted average discount rate	6.125%	6.75%
Rate of increase in future compensation levels	1.89%	2.67%
Assumed healthcare cost trend rate(1)	9.00%	10.00%

Net Periodic Benefit Cost	2003(2)	2002	2001

Weighted average discount rate — pension benefits	6.83%	7.75%	8.25%
Weighted average discount rate — other benefits	6.91%	7.75%	8.25%
Rate of increase in future compensation levels	2.47%	4.67%	5.35%
Expected long-term rate of return on plan assets	9.00%	10.00%	10.00%
Assumed healthcare cost trend rate(1)	10.00%	6.25%	7.00%

(1)	We have implemented a limit on the amount we will pay for postretirement medical benefits for employees who retire after November 1, 1993. The assumed healthcare cost trend rate is assumed to decline gradually to 5.25% by 2007 for health plan costs not subject to this limit and to zero by 2006 for health plan costs subject to the limit, and remain level thereafter.

(2)	Our 2003 assumptions reflect our October 31, 2002 remeasurement of a portion of our obligations and represent the weighted average of the September 30, 2002 and October 31, 2002 assumptions.

The expected long-term rate of return on our plan assets was based on plan-specific asset/liability investment studies performed by outside consultants who used historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices were incorporated into the return projections based on the actively managed structure of our investment program and its record of achieving such returns historically.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) for these plans at September 30, 2003, would have the following effects:

(in millions)	1% Increase	1% Decrease

Increase (decrease) in total service and interest cost	$3	$(3)
Increase (decrease) in the APBO	$49	$(44)

On December 8, 2003, President Bush signed into law the Medicare Act. The impact of this law is not reflected in the tables above due to our September 30 measurement date, which was prior to the enactment of this law. In compliance with FSP 106-1, in 2004, we will make a one-time election to reflect the estimated impact of the law immediately or to defer recognition until specific authoritative guidance on accounting for the federal subsidy portion of the law is issued. In either case, when specific guidance is issued, we could be required to change previously reported financial information.

Pension Plan Assets

The weighted-average asset allocation for our pension plans at September 30, 2003 and 2002 is as follows :

	2003	2002

U.S. equity securities	35%	34%
Non-U.S. equity securities	15%	17%
High quality bonds	17%	14%
Convertible and high yield bonds	8%	9%
Private equity	14%	14%
Real estate	11%	12%

Total	100%	100%

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target. The overall asset mix of the portfolio is more heavily weighted in equity-like investments, including portions of the bond portfolio which consist of convertible and high yield securities. Active management strategies are utilized throughout the program in an effort to realize investment returns in excess of market indices. Also, option and currency overlay strategies are used in an effort to generate modest amounts of additional income, and a bond duration extension program utilizing fixed income derivatives is employed in an effort to better align the market value movements of a portion of the pension plan assets to the related pension plan liabilities.

Target investment allocations for the pension plan assets are as follows:

U.S. equity securities	27-41%
Non-U.S. equity securities	12-18%
High quality bonds	15-21%
Convertible and high yield bonds	5-11%
Private equity	15%
Real estate	10%

Cash Flows

We expect to contribute approximately $440 million to our qualified defined benefit pension plans in 2004. Benefit payments relating to our non-qualified pension plans are expected to be approximately $60 million in 2004 and funded primarily from current assets.

Our postretirement benefit plans are funded from current assets. We expect to make benefit payments of $161 million in relation to our postretirement benefit plans in 2004.

Benefit Payments

Benefit payments are made from both funded benefit plan trusts and from current assets. Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows for the years ending December 31:

		Other
	Pension	Postretirement
(in millions)	Benefits	Benefits

2004	$779	$161
2005	806	169
2006	841	169
2007	839	168
2008	894	155
2009 - 2013	4,640	590

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Defined Contribution Pension Plans

Delta Pilots Money Purchase Pension Plan (MPPP)

We contribute 5% of covered pay to the MPPP for each eligible Delta pilot. The MPPP is related to the Delta Pilots Retirement Plan. The defined benefit pension payable to a pilot is reduced by the actuarial equivalent of the accumulated account balance in the MPPP. During the years ended December 31, 2003, 2002 and 2001, we recognized expense of $66 million, $71 million and $69 million, respectively, for this plan.

Delta Family-Care Savings Plan

Our Savings Plan includes an employee stock ownership plan (ESOP) feature. Eligible employees may contribute a portion of their covered pay to the Savings Plan.

Prior to July 1, 2001, we matched 50% of employee contributions with a maximum employer contribution of 2% of a participant’s covered pay for all participants. Effective July 1, 2001, the Savings Plan was amended to provide all eligible Delta pilots with an employer contribution of 3% of their covered pay to replace their former matching contribution. We make our contributions for non-pilots and pilots by allocating Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock), common stock or cash to the Savings Plan. Our contributions, which are recorded as salaries and related costs in our Consolidated Statements of Operations, totaled $81 million, $85 million and $83 million for the years ended December 31, 2003, 2002 and 2001, respectively.

When we adopted the ESOP in 1989, we sold 6,944,450 shares of ESOP Preferred Stock to the Savings Plan for $500 million. We have recorded unearned compensation equal to the value of the shares of ESOP Preferred Stock not yet allocated to participants’ accounts. We reduce the unearned compensation as shares of ESOP Preferred Stock are allocated to participants’ accounts. Dividends on unallocated shares of ESOP Preferred Stock are used for debt service on the Savings Plan’s ESOP Notes and are not considered dividends for financial reporting purposes. Dividends on allocated shares of ESOP Preferred Stock are credited to participants’ accounts and are considered dividends for financial reporting purposes. Only allocated shares of ESOP Preferred Stock are considered outstanding when we compute diluted earnings per share. At December 31, 2003, 3,817,884 shares of ESOP Preferred Stock were allocated to participants’ accounts, and 2,021,824 shares were held by the ESOP for future allocations. See Note 12 for information about changes to our ESOP Preferred Stock dividend and redemption policies.

Other Plans

ASA, Comair and DAL Global Services, Inc., three of our wholly owned subsidiaries, sponsor defined contribution retirement plans for eligible employees. These plans did not have a material impact on our Consolidated Financial Statements in 2003, 2002 and 2001.

Postemployment Benefits

We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans.

Postemployment benefit expense (income) was $131 million, $62 million and $(23) million for the years ended December 31, 2003, 2002 and 2001, respectively. We include the amount funded in excess of the liability in other noncurrent assets on our Consolidated Balance Sheets. Future period expenses will vary based on actual claims experience and the return on plan assets. Gains and losses occur because actual experience differs from assumed experience. These gains and losses are amortized over the average future service period of employees. We also amortize differences in prior service costs resulting from amendments affecting the benefits of retired and inactive employees.

Note 12. Common and Preferred Stock

Stock Option and Other Stock-Based Award Plans

To more closely align the interests of directors, officers and other employees with the interests of our shareowners, we maintain certain plans which provide for the issuance of common stock in connection with the exercise of stock options and for other stock-based awards. Stock options awarded under these plans (1) have an exercise price equal to the fair value of the common stock on the grant date; (2) become exercisable one to five years after the grant date; and (3) expire up to 10 years after the grant date. The following table includes additional information about these plans as of December 31, 2003:

			Shares
	Total Shares	Non-Qualified	Reserved
	Authorized for	Stock Options	for Future
Plan	Issuance	Granted	Grant

Broad-based employee stock option plans (1)	49,400,000	49,400,000	—
Delta 2000 Performance Compensation Plan (2)	16,000,000	4,948,073	12,218,267
Non-Employee Directors’ Stock Option Plan (3)	250,000	119,245	132,755
Non-Employee Directors’ Stock Plan (4)	500,000	—	441,869

(1)	In 1996, shareowners approved broad-based pilot and non-pilot stock option plans. Under these two plans, we granted eligible employees non-qualified stock options to purchase a total of 49.4 million shares of common stock in three approximately equal installments on October 30, 1996, 1997 and 1998.

(2)	On October 25, 2000, shareowners approved this plan, which authorizes the grant of stock options and a limited number of other stock awards. The plan amends and restates a prior plan which was also approved by shareowners. No awards have been, or will be, granted under the prior plan on or after October 25, 2000. At December 31, 2003, there were 3.6 million shares of common stock reserved for awards (primarily non-qualified stock options) that were outstanding under the prior plan. The current plan provides that shares reserved for awards under the plans that are forfeited, settled in cash rather than stock or withheld, plus shares tendered to us in connection with such awards, may be added back to the shares available for future grants. At December 31, 2003, 14.4 million shares had been added back pursuant to that provision, including 11.0 million shares canceled under the stock option exchange program discussed below.

(3)	On October 22, 1998, the Board of Directors approved this plan under which each non-employee director may receive an annual grant of non-qualified stock options. This plan provides that shares reserved for awards that are forfeited may be added back to the shares available for future grants.

(4)	In 1995, shareowners approved this plan, which provides that a portion of each non-employee director’s compensation for serving as a director will be paid in shares of common stock. It also permits non-employee directors to elect to receive all or a portion of their cash compensation for service as a director in shares of common stock at current market prices.

On May 28, 2003, we commenced, with shareowner approval, a stock option exchange program (Exchange Program) for eligible employees in our broad-based stock option plans and the Delta 2000 Performance Compensation Plan. Approximately 45,000 eligible employees were offered the opportunity to exchange their outstanding stock options with an exercise price of $25 per share or more for a designated fewer number of replacement options with an exercise price equal to the fair market value of the common stock on the grant date of the replacement options. In accordance with the terms of the Exchange Program, we canceled approximately 32 million outstanding stock options on June 25, 2003 and issued, in exchange for the canceled options, approximately 12 million replacement options on December 26, 2003. The exercise price of the replacement options is $11.60, the closing price of our common stock on the grant date. Members of our Board of Directors, including our Chief Executive Officer, were not eligible to participate in the Exchange Program.

The following table summarizes all stock option and stock appreciation rights (SAR) activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the year	58,806	$44	51,537	$48	50,365	$48
Granted	14,235	11	8,478	21	2,358	46
Exercised	(38)	11	(9)	27	(76)	34
Forfeited	(32,769)	47	(1,200)	48	(1,110)	53

Outstanding at the end of the year	40,234	31	58,806	44	51,537	48

Exercisable at the end of the year	22,846	$44	45,996	$48	44,751	$48

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock Options	(000)	Life (years)	Price	(000)	Price

$9-$20	18,231	7	$11	2,055	$11
$21-$35	4,243	4	$34	3,800	$34
$36-$50	15,915	4	$49	15,244	$49
$51-$64	1,845	6	$56	1,747	$56

Payment of Dividends

The determination to pay cash dividends on our ESOP Preferred Stock and our common stock is at the discretion of our Board of Directors, and is also subject to the provisions of Delaware General Corporation Law (Delaware Law). Delaware law provides that a company may pay dividends on its stock only (1) out of its “surplus”, which is generally defined as the excess of the company’s net assets over the aggregate par value of its issued stock, or (2) from its net profits for the fiscal year in which the dividend is paid or from its net profits for the preceding fiscal year.

In July 2003, our Board of Directors discontinued the payment of quarterly cash dividends on our common stock due to the financial challenges facing Delta. We had previously paid a quarterly dividend of $0.025 per common share.

Effective December 2003, our Board of Directors suspended indefinitely the payment of dividends on our ESOP Preferred Stock to comply with Delaware law. At December 31, 2003, we had a negative “surplus” (as defined above) and we did not have net profits in either of the years ended December 31, 2003 or 2002. The terms of the ESOP Preferred Stock discussed below provide for cumulative dividends on that stock and prohibit the payment of dividends on our common stock until all cumulative dividends on the ESOP Preferred Stock have been paid. Unpaid dividends on the ESOP Preferred Stock will accrue without interest, until paid, at a rate of $4.32 per share per year. At December 31, 2003, accumulated but unpaid dividends on the ESOP Preferred Stock totaled $13 million and are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet.

ESOP Preferred Stock

Each outstanding share of ESOP Preferred Stock bears a cumulative cash dividend of 6% per year of its stated value of $72.00; is convertible into 1.7155 shares of common stock, which is equivalent to a conversion price of $41.97 per share; and has a liquidation preference of $72.00, plus accrued and unpaid dividends. The ESOP Preferred Stock generally votes together as a single class with the common stock and has two votes per share. The conversion rate, conversion price and voting rights of the ESOP Preferred Stock are subject to adjustment in certain circumstances.

All shares of ESOP Preferred Stock are held of record by the trustee of the Delta Family-Care Savings Plan (see Note 11). At December 31, 2003, 10,018,019 shares of common stock were reserved for issuance for the conversion of the ESOP Preferred Stock.

We are generally required to redeem shares of ESOP Preferred Stock (1) to provide for distributions of the accounts of Savings Plan participants who terminate employment with us and request a distribution and (2) to implement annual diversification elections by Savings Plan participants who are at least age 55 and have participated in the Savings Plan for at least 10 years. In these circumstances, shares of ESOP Preferred Stock are redeemable at a price equal to the greater of (1) $72.00 per share or (2) the fair value of the shares of common stock issuable upon conversion of the ESOP Preferred Stock to be redeemed, plus, in either case, accrued and unpaid dividends on such shares of ESOP Preferred Stock (Redemption Price). Under the terms of the ESOP Preferred Stock, we may pay the Redemption Price in cash, shares of common stock (valued at fair market value), or in a combination thereof.

Delaware law, however, prohibits a company from redeeming or purchasing its stock for cash or other property, unless the company has sufficient “surplus”. As discussed above, at December 31, 2003, we had a negative “surplus”. Accordingly, effective December 2003, our Board of Directors changed the form of payment we use to redeem shares of the ESOP Preferred Stock when redemptions are required under our Delta Family-Care Savings Plan. For the indefinite future, we will pay the Redemption Price in shares of our common stock rather than in cash.

Shareowner Rights Plan

The Shareowner Rights Plan is designed to protect shareowners against attempts to acquire Delta that do not offer an adequate purchase price to all shareowners, or are otherwise not in the best interest of Delta and our shareowners. Under the plan, each outstanding share of common stock is accompanied by one-half of a preferred stock purchase right. Each whole right entitles the holder to purchase 1/100 of a share of Series D Junior Participating Preferred Stock at an exercise price of $300, subject to adjustment.

The rights become exercisable only after a person acquires, or makes a tender or exchange offer that would result in the person acquiring, beneficial ownership of 15% or more of our common stock. If a person acquires beneficial ownership of 15% or more of our common stock, each right will entitle its holder (other than the acquiring person) to exercise his rights to purchase our common stock having a market value of twice the exercise price.

If a person acquires beneficial interest of 15% or more of our common stock and (1) we are involved in a merger or other business combination in which we are not the surviving corporation, or (2) we sell more than 50% of our assets or earning power, then each right will entitle its holder (other than the acquiring person) to exercise their rights to purchase common stock of the acquiring company having a market value of twice the exercise price.

The rights expire on November 4, 2006. We may redeem the rights for $0.01 per right at any time before a person becomes the beneficial owner of 15% or more of our common stock. We may amend the rights in any respect so long as the rights are redeemable. At December 31, 2003, 2,250,000 shares of preferred stock were reserved for issuance under the Shareowner Rights Plan.

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss) includes (1) reported net income (loss); (2) the additional minimum pension liability; (3) effective unrealized gains and losses on fuel derivative instruments that qualify for hedge accounting; and (4) unrealized gains and losses on marketable equity securities. The following table shows our comprehensive loss for the years ended December 31, 2003, 2002 and 2001:

(in millions)	2003	2002	2001

Net loss	$(773)	$(1,272)	$(1,216)
Other comprehensive loss	(776)	(1,587)	(335)

Comprehensive loss	$(1,549)	$(2,859)	$(1,551)

The following table shows the components of accumulated other comprehensive income (loss) at December 31, 2003, 2002 and 2001, and the activity for the years then ended:

	Additional
	Minimum	Fuel	Marketable
	Pension	Derivative	Equity
(in millions)	Liability	Instruments	Securities	Other	Total

Balance at December 31, 2000	$—	$268	$92	$—	$360

Unrealized gain (loss)	—	(100)	(84)	2	(182)
Realized loss	—	(299)	(73)	—	(372)
Tax effect	—	156	64	(1)	219

Net of tax	—	(243)	(93)	1	(335)

Balance at December 31, 2001	—	25	(1)	1	25

Additional minimum pension liability adjustment	(2,558)	—	—	—	(2,558)
Unrealized gain (loss)	—	143	(9)	(2)	132
Realized (gain) loss	—	(136)	4	—	(132)
Tax effect	972	(3)	1	1	971

Net of tax	(1,586)	4	(4)	(1)	(1,587)

Balance at December 31, 2002	(1,586)	29	(5)	—	(1,562)

Additional minimum pension liability adjustments	(1,268)	—	—	—	(1,268)
Unrealized gain	—	159	6	—	165
Realized (gain)	—	(152)	(5)	—	(157)
Impairment	—	—	8	—	8
Tax effect	482	(2)	(4)	—	476

Net of tax	(786)	5	5	—	(776)

Balance at December 31, 2003	$(2,372)	$34	$—	$—	$(2,338)

We estimate that effective gains of $34 million, net of tax, will be realized during 2004 as (1) fuel hedge contracts settle and (2) the related aircraft fuel purchases being hedged are consumed and recognized in expense. See Note 4 for additional information regarding our fuel hedge contracts. See Note 22 for information regarding the early settlement of our fuel hedge contracts.

See Note 11 for additional information related to our additional minimum pension liability.

Note 14. Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires us to disclose certain information about our operating segments. Operating segments are defined as components of an enterprise with separate financial information which is evaluated regularly by the chief operating decision-maker and is used in resource allocation and performance assessments.

We are managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network that includes Delta-Mainline (including Song), ASA and Comair. The flight equipment of all three carriers is combined to form one fleet which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to maximize our consolidated financial results, not the individual results of Delta-Mainline (including Song), ASA and Comair.

Operating revenues are assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenues by geographic region for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table:

(in millions)	2003	2002	2001

North America	$10,891	$10,778	$11,288
Atlantic	1,770	1,860	1,823
Pacific	107	127	222
Latin America	535	540	546

Total	$13,303	$13,305	$13,879

Our tangible assets consist primarily of flight equipment which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

Note 15. Restructuring, Asset Writedowns, Pension Settlements and Related Items, Net

2003

In 2003, we recorded net charges totaling $268 million ($169 million net of tax, or $1.37 diluted earnings per share) in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

•	Pension Settlement

We recorded a $212 million non-cash charge related to our pilots’ defined benefit pension plan due to a significant increase in pilot retirements (see Note 11).

•	Pension and Postretirement Curtailment

We recorded a $43 million net charge for costs associated with the 2002 workforce reduction program. This charge relates to a net curtailment loss under certain of our pension and postretirement medical benefit plans (see Note 11). See below for additional information about our 2002 workforce reduction programs.

•	Planned Sale of Aircraft

We recorded a $41 million charge as a result of a definitive agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005 (see Note 9).

•	Other

We recorded a $28 million reduction to operating expenses based primarily on revised estimates of remaining costs associated with prior year restructuring reserves (see Note 16).

2002

In 2002, we recorded net charges totaling $439 million ($277 million net of tax, or $2.25 diluted earnings per share) in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

•	Fleet Changes

During 2002, we made significant changes in our fleet plan (1) to reduce costs through fleet simplification and capacity reductions and (2) to decrease capital expenditures through aircraft deferrals. These actions resulted in $225 million in net asset impairments and other charges which are discussed below.

During the September 2002 quarter, we recorded an impairment charge, shown in the table below, related to 59 owned B-727 aircraft. The impairment of 23 B-727 aircraft used in operations, at the time of the impairment analysis, resulted from a further reduction in their estimated future cash flows and fair values since our impairment review in 2001. The impairment of 36 B-727 aircraft held for sale resulted from a further decline in their fair values less the cost to sell since our impairment review in 2001. The aircraft held for sale were sold as part of our fleet simplification plan during 2003; the net book value of these aircraft was included in other noncurrent assets on our Consolidated Balance Sheet at December 31, 2002, and was not material.

During the September 2002 quarter, we also decided to temporarily remove our MD-11 aircraft from service beginning in early 2003. As a result of this decision, we recorded an impairment charge, shown in the table below, related to our eight owned MD-11 aircraft. This charge reflects the further reduction in estimated future cash flows and fair values of these aircraft since our impairment review in 2001. The MD-11 aircraft were replaced on international routes by B-767-300ER aircraft that had been used in our domestic system. We used smaller mainline aircraft to replace the B-767-300ER aircraft on domestic routes, thereby reducing our domestic capacity.

During the December 2002 quarter, we decided to return to service, beginning in 2003, nine leased B-737-300 aircraft. This decision was based on (1) capacity and operating cost considerations and (2) our inability to sublease the B-737-300 aircraft due to the difficult business environment facing the airline industry after September 11, 2001. As discussed below, during the June 2001 quarter, we decided to remove the B-737-300 aircraft from service and recorded a reserve for future lease payments less estimated sublease income. Due to our decision to return these aircraft to service, we reversed the remaining $56 million reserve related to these B-737-300 aircraft.

During the December 2002 quarter, we entered into an agreement with Boeing to defer 31 mainline aircraft previously scheduled for delivery in 2003 and 2004. As a result of these deferrals, we had no mainline aircraft deliveries in 2003 and have none scheduled for 2004. We incurred a $30 million charge related to these deferrals.

During the December 2002 quarter, we decided to accelerate the retirement of 37 owned EMB-120 aircraft to achieve costs savings and operating efficiencies. We removed these aircraft from service during 2003. The accelerated retirement of these aircraft as well as a reduction in their estimated future cash flows and fair values resulted in an impairment charge.

During 2002, we recorded the following impairment charges for our owned B-727, MD-11 and EMB-120 aircraft:

	Used in Operations (3)		Held for Sale

		No. of		No. of		Spare
(dollars in millions)	Writedown(1)	Aircraft	Writedown	Aircraft	Subtotal	Parts(2)	Total

B-727	$24	23	$37	36	$61	$—	$61
MD-11	141	8	—	—	141	18	159
EMB-120	27	37	—	—	27	4	31

Total	$192		$37		$229	$22	$251

(1)	The fair value of aircraft used in operations was determined using third party appraisals.

(2)	Charges related to the writedown of the related spare parts inventory to their net realizable value.

(3)	Reflects the classification of these aircraft at the time of the 2002 impairment analysis, which may differ from the classification at December 31, 2003.

•	Workforce Reductions

We recorded a $127 million charge related to our decision in October 2002 to reduce staffing by up to approximately 8,000 jobs across all workgroups, excluding pilots, to further reduce operating costs. We offered eligible non-pilot employees several programs, including voluntary severance, leaves of absence and early retirement. Approximately 3,900 employees elected to participate in one of these programs. Involuntary reductions were expected to affect approximately 4,000 employees (see Note 16).

The total charge includes (1) $51 million for costs associated with the voluntary programs that were recorded as special termination benefits under our pension and postretirement medical benefit obligations (see Note 11) and (2) $76 million for severance and related costs.

•	Surplus Pilots and Grounded Aircraft

We recorded $93 million in expenses for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also included related requalification training and relocation costs for certain pilots.

•	Other

We recorded (1) a $23 million gain related to the adjustment of certain prior year restructuring reserves based on revised estimates of remaining costs; (2) a $14 million charge associated with our decision to close certain leased facilities; and (3) a $3 million charge related to other items (see Note 16).

2001

In 2001, we recorded charges totaling $1.1 billion ($695 million net of tax, or $5.63 diluted earnings per share) in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

•	Workforce Reductions

We recorded a $566 million charge relating to our decision in 2001 to reduce staffing across all workgroups due to the capacity reductions we implemented as a result of the September 11 terrorist attacks. We offered eligible employees several programs, including voluntary severance, leaves of absence and early retirement. Approximately 10,000 employees elected to participate in one of the voluntary programs. Involuntary reductions were expected to affect up to approximately 1,700 employees — up to 1,400 pilots and 300 employees from other workgroups.

The total charge includes $475 million for costs associated with the early retirement and certain voluntary leave of absence programs which are recorded as special termination benefits under our pension and postretirement medical benefit obligations (see Note 11). The remaining $91 million relates to severance and related costs.

•	Fleet Changes

As a result of the effects of the September 11 terrorist attacks on our business and the related decline in aircraft values, we recorded $286 million in asset writedowns. These writedowns include (1) the impairment of 16 MD-90 and eight MD-11 owned aircraft, which reflects further reductions in the estimated future cash flows and fair values of these aircraft since our impairment review in 1999, as well as a revised schedule for retiring these aircraft; (2) charges related to the accelerated retirement of 40 owned B-727 aircraft by 2003; and (3) the writedown to fair value of 18 owned L-1011 aircraft. These charges are summarized in the table below:

	Used in Operations (2)		Held for Sale

(dollars in millions)	Writedown(1)	No. of Aircraft	Writedown	No. of Aircraft	Total

MD-90	$98	16	$—	—	$98
MD-11	93	8	—	—	93
B-727-200	81	36	2	4	83
L-1011	—	—	12	18	12

Total	$272		$14		$286

(1)	The fair value of aircraft used in operations was determined using third party appraisals.

(2)	Reflects the classification of these aircraft at the time of the 2001 impairment analysis, which may differ from the classification at December 31, 2003.

The net book value of the aircraft held for sale is included in other noncurrent assets on our Consolidated Balance Sheet at December 31, 2001, and is not material.

In addition, we recorded a $71 million reserve related to our decision to remove nine leased B-737-300 aircraft from service to more closely align capacity and demand, and to improve scheduling and operating efficiency. The reserve consisted of future lease payments for these aircraft less estimated sublease income. We also recorded an additional $6 million charge for the writedown to net realizable value of related aircraft spare parts.

•	Surplus Pilots and Grounded Aircraft

We recorded $30 million in expenses for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also included related requalification training and relocation costs for certain pilots.

•	Other

We recorded $160 million in charges that included (1) $81 million related to the write-off of previously capitalized amounts that would provide no future economic benefit due to our decision to cancel or delay certain airport and technology projects following September 11, 2001; (2) $63 million related to contract termination costs; (3) $9 million related to the write-off of certain receivables, primarily those of foreign air carriers and other related businesses, that we believe became uncollectible as a result of those businesses’ weakened financial condition after September 11, 2001; and (4) $7 million related to our decision to close certain facilities.

Note 16. Restructuring and Other Reserves

The following table shows changes in our restructuring and other reserve balances as of December 31, 2003, 2002 and 2001, and the associated activity for the years then ended:

		Restructuring and Other Charges

			Severance and Related Costs

	Leased	Facilities	2002 Reduction	2001 Reduction
(in millions)	Aircraft	and Other	Programs	Programs

Balance at December 31, 2000	$—	$56	$—	$—

Additional costs and expenses	71	24	—	91
Payments	(1)	(6)	—	(44)

Balance at December 31, 2001	70	74	—	47

Additional costs and expenses	—	14	76	—
Payments	(14)	(9)	(5)	(35)
Adjustments	(56)	(14)	—	(9)

Balance at December 31, 2002	—	65	71	3

Additional costs and expenses	—	—	—	—
Payments	—	(9)	(45)	(2)
Adjustments	—	(9)	(21)	—

Balance at December 31, 2003	$—	$47	$5	$1

The leased aircraft reserve represented future lease payments under operating leases for nine B-737-300 aircraft previously removed from service prior to the lease expiration date, less estimated sublease income. Due to changes in our fleet plan during the December 2002 quarter, we (1) reversed the remaining $56 million balance of this reserve and (2) returned these aircraft to service in 2003.

At December 31, 2003, the facilities and other reserve represents costs related primarily to (1) future lease payments for facilities closures and (2) contract termination fees. During 2003, we recorded a $9 million adjustment to prior year reserves based on revised estimates of remaining costs primarily due to changes in certain facility lease terms. During 2002, we recorded a $14 million adjustment to prior year reserves based on revised estimates of remaining costs.

The severance and related costs reserve represents future payments associated with our 2002 and 2001 voluntary and involuntary workforce reduction programs. At December 31, 2003, the remaining $5 million balance related to the 2002 workforce reduction programs represents severance and medical benefits for employees who received severance or are participating in certain leave of absence programs. Approximately half of the remaining balance is for international employees that will be paid in accordance with local country laws and regulations. At December 31, 2003, the remaining $1 million balance related to the 2001 workforce reduction programs primarily consists of severance for international employees that will be paid in accordance with local country laws and regulations. During 2003, we recorded a $21 million adjustment to prior year reserves based upon revised estimates of remaining costs primarily due to fewer employee reductions under our 2002 involuntary workforce reduction program than originally anticipated because of higher than expected reductions from attrition and retirements.

During 2002, we recorded a $9 million adjustment to the 2001 severance and related costs reserve based on revised estimates of the remaining costs, including (1) the adjustment of medical benefits for certain employees participating in the leave of absence programs who returned to the workforce earlier than originally scheduled and (2) the change in the number of pilot furloughs from up to 1,400 to approximately 1,100.

See Note 15 for additional information related to the charges discussed above.

Note 17. Equity Investments

WORLDSPAN, L.P. (Worldspan)

On June 30, 2003, we sold our 40% equity investment in Worldspan, which operates and markets a computer reservation system for the travel industry. In exchange for the sale of our equity interest, we received (1) $285 million in cash and (2) a $45 million subordinated promissory note, which bears interest at 10% per annum and matures in 2012. As a result of this transaction, we recorded a gain of $279 million ($176 million net of tax) in other income (expense) on our 2003 Consolidated Statement of Operations. In addition, we will receive credits totaling approximately $125 million, which will be recognized ratably as a reduction of costs through 2012, for future Worldspan-provided services. At December 31, 2003, the carrying and fair value of the subordinated promissory note was $38 million, which reflects a writedown resulting from a decrease in its fair value. This note is classified as a trading security under SFAS 115 (see Note 1).

Our equity earnings from this investment totaled $18 million, $43 million and $19 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also received cash dividends from Worldspan of $44 million, $40 million and $70 million for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2002, our Worldspan investment of $57 million was recorded in investments in associated companies on our Consolidated Balance Sheet.

Worldspan provides computer reservation and related services for us, which totaled approximately $90 million for the six-months ended June 30, 2003 and approximately $180 million for the year ended December 31, 2002. As discussed above, we sold our equity interest in Worldspan on June 30, 2003.

Orbitz, Inc. (Orbitz)

Prior to December 2003, we had an 18% ownership and voting interest in Orbitz, which we accounted for under the equity method. We used the equity method because we had the ability to exercise significant influence, but not control, over the financial and operating policies of Orbitz. This influence was evidenced by, among other things, our right to appoint two of our senior officers to the 11 member Board of Managers of Orbitz, which enabled us to participate in Orbitz’s financial and operating decisions.

During December 2003, Orbitz completed its initial public offering and the founding airlines of Orbitz, including us, sold a portion of their Orbitz shares. We received $33 million in cash from our sale of Orbitz shares. Additionally, we recorded (1) a SAB 51 gain of $18 million, net of tax, in additional paid-in capital on our Consolidated Balance Sheet (see Note 1 for our SAB 51 accounting policy); (2) a $28 million gain ($17 million net of tax) in other income (expense) on our Consolidated Statement of Operations resulting from our sale of Orbitz shares; and (3) a $4 million loss ($2 million net of tax) in other income (expense) on our Consolidated Statement of Operations resulting from previously unrecognized Orbitz losses since our recorded investment in Orbitz was zero prior to its initial public offering.

Upon completion of the transactions discussed above, we have a 13% ownership interest in Orbitz and an 18% voting interest. We continue to account for this investment under the equity method due to, among other things, our continuing 18% voting interest and our right to appoint one of our senior officers to the nine member Board of Directors of Orbitz, which enables us to exercise significant influence over Orbitz’s financial and operating decisions. At December 31, 2003, our investment in Orbitz was $21 million and is recorded in investments in associated companies on our Consolidated Balance Sheet. At December 31, 2002, our investment balance was zero since our equity investment had been reduced to zero as a result of our share of Orbitz’s net losses.

Note 18. Earnings (Loss) per Share

We calculate basic earnings (loss) per share by dividing the net income (loss) available to common shareowners by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table shows our computation of basic and diluted loss per share:

Years Ended December 31,
(in millions, except per share data)	2003	2002	2001

Basic and diluted:
Net loss	$(773)	$(1,272)	$(1,216)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(17)	(15)	(14)

Net loss available to common shareowners	$(790)	$(1,287)	$(1,230)
Weighted average shares outstanding	123.4	123.3	123.1

Basic and diluted loss per share	$(6.40)	$(10.44)	$(9.99)

For the years ended December 31, 2003, 2002 and 2001, we excluded from the diluted loss per share computation (1) 37.3 million, 54.5 million and 44.3 million stock options, respectively, because the exercise price of the options was greater than the average price of our common stock; (2) 7.3 million, 6.9 million and 6.5 million additional shares that may be issued in certain circumstances, respectively, because their effect on loss per share was anti-dilutive; and (3) the shares issuable upon conversion of our 8.00% Notes due 2023 since the contingent conditions for conversion have not been met (see Note 6).

Note 19. Government Compensation and Reimbursements

Appropriations Act Reimbursements

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Appropriations Act), which provides for, among other things:

•	Payments for Certain Security Fees. Payments totaling $2.3 billion from the U.S. government to U.S. air carriers for the reimbursement of certain passenger and air carrier security fees.

•	Executive Compensation Limits. A requirement that certain airlines which receive the security fee payments described above enter into a contract with the Transportation Security Administration (TSA) agreeing that the air carrier will not provide total cash compensation (as defined in the Appropriations Act) during the 12-month period beginning April 1, 2003 to certain executive officers during its fiscal year 2002 in an amount greater than the annual salary paid to that officer with respect to the air carrier’s fiscal year 2002. If it violates this agreement, the air carrier is required to repay its security fee payments described above. We are subject to this requirement and have entered into the required contract with the TSA.

•	Compensation for Strengthening Flight Deck Doors. Payments totaling $100 million from the U.S. government to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

•	Suspension of Passenger and Air Carrier Security Fees. The suspension of the TSA’s collection of passenger and air carrier security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	Insurance. An extension for one year until August 2004, with a possible extension to December 31, 2004 at the discretion of the Secretary of Transportation, of the U.S. government’s obligation to sell war-risk insurance to air carriers.

During 2003, we received payments under the Appropriations Act totaling (1) $398 million as reimbursement for passenger and air carrier security fees, which was recorded as a reduction of operating expenses in our 2003 Consolidated Statement of Operations and (2) $13 million related to the strengthening of flight deck doors, which was recorded as a reduction to previously capitalized costs.

Stabilization Act Compensation

On September 22, 2001, the Air Transportation Safety and System Stabilization Act (Stabilization Act) became effective. The Stabilization Act was intended to preserve the viability of the U.S. air transportation system following the terrorist attacks on September 11, 2001 by, among other things, (1) providing for payments from the U.S. Government totaling $5 billion to compensate U.S. air carriers for losses incurred from September 11, 2001 through December 31,

2001 as a result of the September 11 terrorist attacks and (2) permitting the Secretary of Transportation to sell insurance to U.S. air carriers.

Our allocated portion of compensation under the Stabilization Act was $668 million. Due to uncertainties regarding the U.S. government’s calculation of compensation, we recognized $634 million of this amount in our 2001 Consolidated Statement of Operations. We recognized the remaining $34 million of compensation in our 2002 Consolidated Statement of Operations. We received $112 million and $556 million in cash for the years ended December 31, 2002 and 2001, respectively, under the Stabilization Act.

Subsequent to September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Under the Stabilization Act, the U.S. government is providing U.S. airlines with war-risk insurance to cover losses to passengers, third parties (ground damage) and the aircraft hull. This coverage extends through August 2004, with a possible extension to December 31, 2004 at the discretion of the Secretary of Transportation, but the coverage may not be extended beyond that time. We expect that if the U.S. government fails to renew the war-risk insurance that it provides, we will be required to replace such coverage commercially or consider other alternatives. There can be no assurance that such commercially provided war-risk insurance coverage will be adequate to protect our risk of loss from future acts of terrorism or will be provided on terms that will not have a material adverse impact on our Consolidated Financial Statements.

Note 20. Related Party Transaction

The Delta Employees Credit Union (DECU) is an independent entity that is chartered to provide banking and financial services to our employees, former employees and certain relatives of these persons. At December 31, 2002, we had a $71 million liability to DECU recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet. The liability resulted from a timing difference in funding a portion of our 2002 year end payroll and is reflected as a non-cash transaction on our 2002 Consolidated Statement of Cash Flows. We paid the liability on January 2, 2003.

Note 21. Valuation and Qualifying Accounts

The following table shows our valuation and qualifying accounts as of December 31, 2003, 2002 and 2001, and the associated activity for the years then ended:

			Allowance for:

				Obsolescence
		Restructuring	Uncollectible	of Expendable
	Leased	and Other	Accounts	Parts & Supplies
(in millions)	Aircraft(1)	Charges(1)	Receivable(2)	Inventory(3)

Balance at December 31, 2000	$—	$56	$31	$124

Additional costs and expenses	71	115	18	38
Payments and deductions	(1)	(50)	(6)	(23)

Balance at December 31, 2001	70	121	43	139

Additional costs and expenses	—	90	21	51
Payments and deductions	(70)	(72)	(31)	(7)

Balance at December 31, 2002	—	139	33	183

Additional costs and expenses	—	—	34	11
Payments and deductions	—	(86)	(29)	(11)

Balance at December 31, 2003	$—	$53	$38	$183

(1)	See Note 16 for additional information related to leased aircraft and restructuring and other charges.

(2)	The payments and deductions related to the allowance for uncollectible accounts receivable represent the write-off of accounts considered to be uncollectible, less recoveries.

(3)	These additional costs and expenses in 2001 and 2002 include the charges related to the writedown of certain aircraft spare parts inventory to their net realizable value (see Note 15).

Note 22. Subsequent Events

Convertible Senior Notes (2-7/8% Notes)

In February 2004, we issued $325 million principal amount of 2-7/8% Notes due 2024. Holders may convert their 2-7/8% Notes into shares of our common stock at a conversion rate of 73.6106 shares of common stock per $1,000 principal amount of 2-7/8% Notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $13.59 per share of common stock, if:

•	during any calendar quarter after March 31, 2004, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price per share of our common stock;

•	the trading price of the 2-7/8% Notes falls below a specified threshold;

•	we call the 2-7/8% Notes for redemption; or

•	specified corporate transactions occur.

We may redeem all or some of the 2-7/8% Notes for cash at any time after February 21, 2009, at a redemption price equal to the principal amount of the 2-7/8% Notes to be redeemed plus any accrued and unpaid interest.

Holders may require us to repurchase their 2-7/8% Notes for cash on February 18, 2009, 2014 and 2019, or in other specified circumstances involving the exchange, conversion or acquisition of all or substantially all of our common stock, at a purchase price equal to the principal amount of the 2-7/8% Notes to be purchased plus any accrued and unpaid interest. At February 27, 2003, 23,923,445 shares of common stock were reserved for issuance for the conversion of the 2-7/8% Notes.

Aircraft Acquisition

On February 27, 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we entered into a facility with a third party to finance, on a secured basis at the time of acquisition, the future deliveries of these regional jet aircraft. Borrowings under this facility (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin.

Other Financing Arrangements

In January 2004, we entered into financing arrangements under which we borrowed a total of $208 million. These borrowings are due in installments through February 2020; are secured by six CRJ-200 and seven CRJ-700 aircraft; and bear interest at LIBOR plus a margin. A portion of the proceeds from these borrowings was used to repay $151 million of outstanding interim financing for six CRJ-200 and three CRJ-700 aircraft.

Fuel Contract Settlements

In February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates. As a result of these transactions, we received $83 million in cash, which represented the fair value of these contracts at the date of settlement. In accordance with SFAS 133, effective gains of $82 million will be recorded in accumulated other comprehensive loss until the related fuel purchases, which were being hedged, are consumed and recognized in expense during 2004. These gains will then be recorded as a reduction in fuel expense on our Consolidated Statements of Operations. The ineffective portion of the hedges and the time value component of these contracts totaling $17 million will be recognized in the March 2004 quarter as a fair value adjustment of SFAS 133 derivatives in other income (expense) on our Consolidated Statements of Operations. See Note 4 and 13 for additional information about our fuel hedge contracts.

Note 23. Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited quarterly results of operations for 2003 and 2002:

2003

	Three Months Ended

(in millions, except per share data)	March 31	June 30	September 30	December 31

Operating revenues	$3,155	$3,307	$3,443	$3,398
Operating income (loss)	$(535)	$196	$(81)	$(366)
Net income (loss)	$(466)	$184	$(164)	$(327)
Basic income (loss) per share(1)	$(3.81)	$1.46	$(1.36)	$(2.69)
Diluted income (loss) per share(1)	$(3.81)	$1.40	$(1.36)	$(2.69)

2002

	Three Months Ended

(in millions, except per share data)	March 31	June 30	September 30	December 31

Operating revenues	$3,103	$3,474	$3,420	$3,308
Operating loss	$(435)	$(127)	$(385)	$(362)
Net loss	$(397)	$(186)	$(326)	$(363)
Basic and diluted loss per share(1)	$(3.25)	$(1.54)	$(2.67)	$(2.98)

(1)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to changes in average shares outstanding.

The comparability of our financial results during 2003 and 2002 were materially impacted by certain events, as discussed below:

•	During March and December 2003, we recorded certain pension and postretirement related charges. In December 2002, we recorded a charge related to our 2002 workforce reduction programs. See Note 15 for additional information about these charges.

•	In June 2003, we received Appropriations Act reimbursements from the U.S. government for certain passenger and air carrier security fees. In August 2002, we recorded the final amounts related to the Stabilization Act compensation. See Note 19 for additional information about these government reimbursements and compensation.

•	During 2003, we recorded gains on the sale of certain of our investments. These gains primarily related to (1) the sale of our investment in Worldspan in June 2003 and (2) our sale of Orbitz shares in December 2003. See Note 17 for additional information about these sales.

•	In October 2003, we recorded a charge as a result of a definitive agreement we entered into to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005. See Note 15 for additional information about this charge.

•	During 2002, we made significant changes in our fleet plan to simplify our aircraft fleet, to reduce capacity and to decrease capital expenditures through aircraft deferrals. See Note 15 for additional information related to charges and other costs associated with these changes.

     The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Delta’s Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Delta Air Lines, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Delta Air Lines, Inc.’s annual report to shareowners incorporated by reference in this Form 10-K and have issued our report thereon dated January 23, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company’s management, is presented for purposes of complying with the Securities and Exchange Commission’s rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 23, 2002

SCHEDULE II

DELTA AIR LINES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2001

(Amounts in Millions)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other Accounts-	Deductions-		End of
Description	Period	Expenses	Describe	Describe		Period
DEDUCTION (INCREASE) IN THE BALANCE SHEET FROM THE ASSET TO WHICH IT APPLIES:
Allowance for uncollectible accounts receivable	$31	$18	—	$(6	)(a)	$43
RESERVE FOR RESTRUCTURING AND OTHER
NONRECURRING CHARGES:	$56	$115	—	$(50	)(b)	$121

(a)	Represents write-off of accounts considered to be uncollectible, less collections.

(b)	Represents payments made.