Form 10-Q
period 2004-03-31
DELTA AIR LINES INC /DE/
filed 2004-05-10
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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
Yes   ☒      No   ☐

Number of shares outstanding by each class of common stock, as of April 30, 2004:

Common Stock, $1.50 par value - 124,516,847 shares outstanding

This document is also available on our web site at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS

          Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in Risk Factors Relating to the Airline Industry and Delta in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

ASSETS	March 31, 2004	December 31, 2003

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,180	$2,710
Restricted cash	265	207
Accounts receivable, net of an allowance for uncollectible accounts of $36 at March 31, 2004 and $38 at December 31, 2003	823	662
Expendable parts and supplies inventories, net of an allowance for obsolescence of $176 at March 31, 2004 and $183 at December 31, 2003	208	202
Deferred income taxes	745	710
Prepaid expenses and other	463	476

Total current assets	4,684	4,967

PROPERTY AND EQUIPMENT:
Flight equipment	21,170	21,008
Accumulated depreciation	(6,690)	(6,497)

Flight equipment, net	14,480	14,511

Flight and ground equipment under capital leases	465	463
Accumulated amortization	(363)	(353)

Flight and ground equipment under capital leases, net	102	110

Ground property and equipment	4,565	4,477
Accumulated depreciation	(2,488)	(2,408)

Ground property and equipment, net	2,077	2,069

Advance payments for equipment	97	62

Total property and equipment, net	16,756	16,752

OTHER ASSETS:
Goodwill	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization of $181 at March 31, 2004 and $179 at December 31, 2003	93	95
Restricted investments for Boston airport terminal project	230	286
Other noncurrent assets	2,319	2,164

Total other assets	4,734	4,637

Total assets	$26,174	$26,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

LIABILITIES AND SHAREOWNERS’ DEFICIT	March 31, 2004	December 31, 2003

	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$784	$1,021
Accounts payable, deferred credits and other accrued liabilities	1,789	1,709
Air traffic liability	1,807	1,308
Taxes payable	965	915
Accrued salaries and related benefits	1,273	1,285
Accrued rent	199	336

Total current liabilities	6,817	6,574

NONCURRENT LIABILITIES:
Long-term debt and capital leases	11,292	11,040
Long-term debt issued by Massachusetts Port Authority	498	498
Postretirement benefits	2,243	2,253
Accrued rent	704	701
Pension and related benefits	4,605	4,886
Other	201	204

Total noncurrent liabilities	19,543	19,582

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	414	426
Deferred revenue and other credits	154	158

Total deferred credits	568	584

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,748,394 shares issued and outstanding at March 31, 2004, and 5,839,708 shares issued and outstanding at December 31, 2003	414	420
Unearned compensation under employee stock ownership plan	(140)	(145)

Total Employee Stock Ownership Plan Preferred Stock	274	275

SHAREOWNERS’ DEFICIT:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,915,087 shares issued at March 31, 2004 and at December 31, 2003	271	271
Additional paid-in capital	3,242	3,272
Retained earnings	457	844
Accumulated other comprehensive loss	(2,326)	(2,338)
Treasury stock at cost, 56,605,503 shares at March 31, 2004 and 57,370,142 shares at December 31, 2003	(2,672)	(2,708)

Total shareowners’ deficit	(1,028)	(659)

Total liabilities and shareowners’ deficit	$26,174	$26,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share and Per Share Data)

	Three Months Ended March 31,

	2004	2003

OPERATING REVENUES:
Passenger	$3,051	$2,931
Cargo	122	113
Other, net	119	111

Total operating revenues	3,292	3,155

OPERATING EXPENSES:
Salaries and related costs	1,609	1,634
Aircraft fuel	574	511
Depreciation and amortization	307	303
Contracted services	241	232
Landing fees and other rents	217	218
Aircraft maintenance materials and outside repairs	157	144
Aircraft rent	181	183
Other selling expenses	126	115
Passenger commissions	47	55
Passenger service	78	80
Restructuring and related items	-	43
Other	143	172

Total operating expenses	3,680	3,690

OPERATING LOSS	(388)	(535)

OTHER INCOME (EXPENSE):
Interest expense	(194)	(176)
Interest income	13	10
Gain (loss) on extinguishment of debt	1	(14)
Fair value adjustments of SFAS 133 derivatives	(23)	(6)
Miscellaneous expense, net	(7)	(3)

Total other expense, net	(210)	(189)

LOSS BEFORE INCOME TAXES	(598)	(724)

INCOME TAX BENEFIT	215	258

NET LOSS	(383)	(466)

PREFERRED STOCK DIVIDENDS	(4)	(4)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$(387)	$(470)

BASIC AND DILUTED LOSS PER SHARE	$(3.12)	$(3.81)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	123,879,082	123,360,418

DIVIDENDS PER COMMON SHARE	$-	$0.025

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(383)	$(466)
Adjustments to reconcile net loss to cash used in operating activities, net	(338)	(60)
Changes in certain assets and liabilities, net	441	361

Net cash used in operating activities	(280)	(165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(157)	(127)
Ground property and equipment	(92)	(66)
Decrease in restricted investments related to Boston airport terminal project	56	26
Other, net	1	2

Net cash used in investing activities	(192)	(165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(596)	(225)
Issuance of long-term obligations	550	540
Make-whole payments on extinguishment of ESOP Notes	-	(14)
Other, net	(12)	(83)

Net cash (used in) provided by financing activities	(58)	218

Net decrease in cash and cash equivalents	(530)	(112)
Cash and cash equivalents at beginning of period	2,710	1,969

Cash and cash equivalents at end of period	$2,180	$1,857

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$158	$175
Income taxes, net	$-	$(388)

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$55	$226

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
(Unaudited)

	Three Months Ended March 31,

	2004		2003

Consolidated:
Revenue Passenger Miles (millions)	24,251		22,884
Available Seat Miles (millions)	34,363		33,204
Passenger Mile Yield	12.58	¢	12.81	¢
Operating Revenue Per Available Seat Mile	9.58	¢	9.50	¢
Passenger Revenue Per Available Seat Mile	8.88	¢	8.83	¢
Operating Cost Per Available Seat Mile	10.71	¢	11.11	¢
Passenger Load Factor	70.57%		68.92%
Breakeven Passenger Load Factor	79.54%		81.49%
Passengers Enplaned (thousands)	25,343		24,910
Fuel Gallons Consumed (millions)	603		588
Average Price Per Fuel Gallon, Net of Hedging Gains	95.23	¢	86.89	¢
Number of Aircraft in Fleet, End of Period	838		827
Full-Time Equivalent Employees, End of Period	69,900		72,200

Mainline:
Revenue Passenger Miles (millions)	21,814		20,982
Available Seat Miles (millions)	30,486		30,133
Operating Cost Per Available Seat Mile	10.38	¢	10.74	¢
Number of Aircraft in Fleet, End of Period	550		559

DELTA AIR LINES, INC.
Aircraft Fleet Table
(Unaudited)

Our total aircraft fleet, orders, options and rolling options at March 31, 2004 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet(1)(2)

Aircraft Type	Owned	Leased	Total	Orders		Options	Rolling Options

B-737-200	6	46	52	-		-	-
B-737-300	-	26	26	-		-	-
B-737-800	71	-	71	61	(3)	60	225
B-757-200	77	44	121	-		20	35
B-767-200	15	-	15	-		-	-
B-767-300	4	24	28	-		-	-
B-767-300ER	51	8	59	-		10	8
B-767-400	21	-	21	-		23	-
B-777-200	8	-	8	5		20	7
MD-11	8	5	13	-		-	-
MD-88	63	57	120	-		-	-
MD-90	16	-	16	-		-	-
ATR-72	4	15	19	-		-	-
CRJ-100/200	106	123	229	32		136	-
CRJ-700	40	-	40	18		145	-

Total	490	348	838	116		414	275

(1) The table reflects delivery of five CRJ-700 aircraft during the March 2004 quarter.

(2) The table includes the following 19 aircraft, which have been temporarily grounded: two B-737-200, four B-767-200 and 13 MD-11 aircraft.

(3)  In October 2003, we entered into a definitive agreement with a third party to sell 11 B-737-800 aircraft  immediately after those aircraft are delivered to us by the manufacturer in 2005.  These 11 B-737-800 aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer.  For additional information about our sale agreement, see Note 9 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

1.     ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

          The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10-K).

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

          Due to seasonal variations in the demand for air travel and other factors, operating results for the three months ended March 31, 2004 are not necessarily indicative of operating results for the entire year.

Business Environment

          We recorded a $383 million net loss for the March 2004 quarter.  These disappointing results reflect the unprecedented challenges that continue to confront us, including a severely depressed revenue environment and significant cost pressures.  At March 31, 2004, we had $2.2 billion in unrestricted cash, a decrease of $500 million from December 31, 2003.  Our losses, coupled with the decline in cash, are unsustainable over the long term.

          It is essential that we achieve a competitive cost structure. Our cost structure is materially higher than the low-cost carriers with which we compete.  Moreover, other hub and spoke carriers, such as American Airlines, United Airlines and US Airways, have significantly reduced their costs through bankruptcy or the threat of bankruptcy.  Our unit costs went from being among the lowest of the hub and spoke carriers to among the highest for 2003, a result which places us at a serious competitive disadvantage.

          At the end of 2003, we launched a strategic reassessment of our operating and business strategy and expect to present recommendations to our Board of Directors at a late summer meeting.  We are also continuing our profit improvement initiatives, which have a goal of reducing our mainline fuel price neutralized unit costs by 15% as compared to 2002. While we have made progress under these initiatives, we now believe that we may need greater reductions in unit costs in order to achieve a competitive cost structure. We are evaluating the appropriate target as part of our strategic reassessment.

          Absent circumstances beyond our control, we expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings pursuant to existing commitments for regional jet aircraft.  Our unencumbered assets are limited and our credit ratings have been substantially lowered. Accordingly, we do not expect to complete any other significant new financing transactions for the foreseeable future.  Continued losses of the magnitude experienced in 2003 and the March 2004 quarter are unsustainable over the long term, and we have significant obligations due in 2005 and thereafter. If we cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, we will need to pursue alternative courses of action intended to make us viable for the long-term, including the possibility of seeking to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Stock-Based Compensation

          We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Bulletin (APB) Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.  For additional information related to our stock-based compensation plans, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K. No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

          The estimated fair values of stock options granted during the three months ended March 31, 2004 and 2003 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted During the

	Three Months Ended March 31,

Assumption	2004	2003

Risk-free interest rate	2.6%	-
Average expected life of stock options (in years)	4.0	-
Expected volatility of common stock	58.3%	-
Expected annual dividends on common stock	-	-
Weighted average fair value of a stock option granted	$5	-

          The following table shows what our net loss and loss per share would have been for the three months ended March 31, 2004 and 2003, had we accounted for our stock-based compensation plans under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended:

	Three Months Ended March 31,

(in millions, except per share data)	2004	2003

Net loss:
As reported	$(383)	$(466)
Stock option compensation expense determined under the fair value based method, net of tax	(2)	(7)

As adjusted for the fair value method under SFAS 123	$(385)	$(473)

Basic and diluted loss per share:
As reported	$(3.12)	$(3.81)
As adjusted for the fair value method under SFAS 123	$(3.14)	$(3.87)

2.     NEW ACCOUNTING STANDARDS

          The Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1), in January 2004. Beginning in 2006, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare.  FSP 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the Medicare Act. It also requires certain disclosures regarding the Medicare Act and is effective for financial statements issued after December 7, 2003. For information related to the impact of the Medicare Act on our 2004 Condensed Consolidated Financial Statements, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

          The FASB issued FASB Staff Position 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities,” (FSP 129-1), in April 2004. FSP 129-1 provides guidance on the disclosure requirements for contingently convertible securities and their potentially dilutive effects on earnings per share. This guidance is effective immediately and applies to all existing and newly created securities. For our disclosures required under FSP 129-1, see Notes 4 and 11 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

	Income (Expense)

	Three Months Ended March 31,

(in millions)	2004	2003

Change in time value of fuel hedge contracts	$(18)	$(27)
Ineffective portion of fuel hedge contracts	(10)	21
Fair value adjustment of equity rights	5	-

Fair value adjustments of SFAS 133 derivatives, pretax	$(23)	$(6)

Total, net of tax	$(15)	$(4)

Fuel Hedging Program

          In February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates. As a result of these transactions, we received $83 million, which represented the fair value of these contracts at the date of settlement. In accordance with SFAS 133, effective gains of $82 million were recorded in accumulated other comprehensive loss and are being recognized as a reduction to aircraft fuel expense during 2004 as the related fuel purchases, that were being hedged, are consumed. The time value component of these contracts and the ineffective portion of the hedges at the date of settlement resulted in an approximately $10 million charge, net of tax. This charge was recorded in the March 2004 quarter in fair value adjustments of SFAS 133 derivatives on our Consolidated Statement of Operations. We had no fuel hedge contracts as of March 31, 2004.

Equity Warrants and Other Similar Rights

The fair market value of our equity warrants and other similar rights totaled $39 million and $30 million at March 31, 2004 and December 31, 2003, respectively. The changes in the fair market value of these rights are recorded in fair value adjustments of SFAS 133 derivatives on our Consolidated Statements of Operations. For additional information about these equity interests, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

4.     DEBT INSTRUMENTS

Future Maturities

          The following table summarizes the scheduled maturities of our debt, including current maturities, at March 31, 2004:

Years Ending December 31, (in millions)	Principal Amount

Nine months ending December 31, 2004	$577
2005	1,227
2006	793
2007	476
2008	1,249
After 2008	8,157

Total	$12,479

          We have available to us long-term, secured financing commitments from a third party that we may elect to use for a substantial portion of the regional jet aircraft delivered to ASA and Comair through 2004. Borrowings under these commitments would bear interest at a rate determined by reference to ten-year U.S. Treasury Notes plus a margin, and would have various repayment dates. Our election to use these commitments would result in the refinancing of approximately $250 million of our 2004 maturities and approximately $45 million of our 2005 maturities included in the table above.

Convertible Senior Notes (2-7/8% Convertible Senior Notes)

          In February 2004, we issued $325 million principal amount of 2-7/8% Convertible Senior Notes due 2024. For additional information about our 2-7/8% Convertible Senior Notes, see Note 22 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Series C Guaranteed Serial ESOP  Notes (ESOP Notes)

          During the March 2004 quarter, we purchased the remaining $18 million principal amount of ESOP Notes held by third parties. A portion of these ESOP Notes were purchased at a discount, which resulted in a pretax gain of $1 million. This gain was recorded in gain (loss) on extinguishment of debt on our Consolidated Statement of Operations during the March 2004 quarter.

Other Financing Arrangements

          On January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft.  At March 31, 2004, the total borrowings outstanding under this facility, as amended, were $295 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin.

          In the March 2004 quarter, we entered into secured financing arrangements under which we borrowed a total of $225 million. These borrowings are due in installments through April 2020; are secured by six CRJ-200 and eight CRJ-700 aircraft; and bear interest at LIBOR plus a margin. The proceeds from these borrowings were used to (1) repay $205 million of outstanding interim financing for six CRJ-200 and six CRJ-700 aircraft and (2) finance our purchase of two CRJ-700 aircraft delivered in the March 2004 quarter.

          On February 27, 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, the future deliveries of these regional jet aircraft. Borrowings under this commitment (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin.

          For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

5.     COMMITMENTS

Aircraft Order Commitments

          Future commitments for aircraft on firm order as of March 31, 2004 are estimated to be $4.5 billion. The following table shows the timing of these commitments as adjusted for the aircraft deferrals subsequent to March 31, 2004 discussed below:

Year Ending December 31, (in millions)	Amount

Nine months ending December 31, 2004	$513
2005	1,436
2006	1,283
2007	870
2008	365

Total	$4,467

          The table above includes commitments of approximately $400 million for the nine-months ended December 31, 2004 for the acquisition of regional jet aircraft. We have available to us long-term, secured financing commitments to fund a substantial portion of these commitments. Our commitments for the year ending December 31, 2005 include our agreement to purchase 32 CRJ-200 aircraft. In conjunction with this agreement, we received a commitment from a third party to finance these aircraft on a secured basis. For additional information about these commitments, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

          Additionally, the table above includes our commitment to purchase from the manufacturer 11 B-737-800 aircraft, which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us in 2005. This transaction will reduce our commitments by approximately $450 million through 2005. We also granted the third party an option to purchase up to 10 additional B-737-800 aircraft scheduled for delivery to us in 2006.

          As of March 31, 2004, we had deferred delivery of five B-737-800 aircraft. Subsequent to that date, we exercised our right to defer delivery of an additional three B-737-800 aircraft. The effect of the deferred delivery of these eight B-737-800 from 2005 to 2008 is reflected in the table above.

          For additional information about our definitive agreement to sell 11 B-737-800 aircraft and the deferral of aircraft deliveries discussed above, see Note 9 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Contract Carrier Agreement Commitments

          We have contract carrier agreements with three regional air carriers: Atlantic Coast Airlines (ACA), Chautauqua Airlines, Inc. (Chautauqua), and SkyWest Airlines, Inc. (SkyWest). Under these agreements, ACA, Chautauqua and SkyWest operate certain of their aircraft using our flight code; we schedule those aircraft and sell the seats on those flights; and we retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on their cost of operating those flights and other factors intended to approximate market rates for those services.

          The following table shows the total number of aircraft and available seat miles (ASMs) operated for us by ACA, Chautauqua and SkyWest under, and our expenses related to, the contract carrier agreements, for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

(in millions, except aircraft)	2004	2003

Number of aircraft operated, end of period	123	108
ASMs (1)	1,355	1,048
Expenses	$237	$169

(1) These ASMs are not included in our ASMs on page 6 of this Form 10-Q.

          In April 2004, we notified ACA that we will terminate our contract carrier agreement with them, effective October 2004, due to their plans to change their business model by operating a new low-fare airline, which includes operating jet aircraft with more than 70 seats. In addition, our collective bargaining agreement with the Air Line Pilots Association, International (ALPA) prohibits contract carrier codeshare arrangements with domestic carriers such as ACA if the contract carrier operates aircraft with more than 70 seats. As a result of the termination of our contract carrier agreement with ACA, ACA has the right to require us to assume the leases on the 30 leased Fairchild Dornier FRJ-328 regional jet aircraft that they operate for us. If ACA exercises this right, we expect that these 30 aircraft will remain in the Delta Connection Carrier program, but will be operated for us by another carrier. For additional information about the leases on these 30 aircraft and our contract carrier agreements, see Note 9 of the Notes to the Consolidated Financial Statements in our Form 10-K.

6.     EMPLOYEE BENEFIT PLANS

          On December 8, 2003, President Bush signed into law the Medicare Act. Beginning in 2006, this law introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare. Our postretirement benefit plans are designed to coordinate with benefits offered under Medicare. We have determined that the federal subsidy provided under the Medicare Act will not have an impact on our postretirement benefit plans. We believe, however, that the new prescription drug benefit that will be provided under Medicare will reduce our future claims costs under our postretirement benefit plans.

          In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” we remeasured our accumulated postretirement benefit obligation (APBO) as of December 31, 2003 to reflect the effects of the new prescription drug benefit. The remeasurement resulted in a $356 million reduction in our APBO. This reduction is primarily due to (1) lower expected per capita claims cost resulting from Medicare’s assuming a larger portion of prescription drug costs and (2) lower anticipated participation rates in our plans that provide postretirement benefits. The remeasurement will result in a $36 million reduction in our 2004 postretirement benefit expense, which will be reflected in our Consolidated Statement of Operations beginning in the June 2004 quarter.

          Net periodic benefit cost for the three months ended March 31, 2004 and 2003 included the following components:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2004	2003	2004	2003

Service cost	$59	$55	$8	$8
Interest cost	188	177	34	41
Expected return on plan assets	(167)	(174)	-	-
Amortization of prior service cost (benefit)	4	3	(17)	(12)
Recognized net actuarial loss	49	23	3	2
Amortization of net transition obligation	2	2	-	-
Curtailment loss (gain)	-	47	-	(4)

Net periodic benefit cost	$135	$133	$28	$35

          We expect our total pension contributions to our qualified defined benefit pension plans during 2004 to be approximately $460 million, $396 million of which was contributed in the March 2004 quarter.

          For additional information about our benefit plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

7.     SHAREOWNERS’ (DEFICIT) EQUITY

          During the three months ended March 31, 2004, we distributed from treasury (1) 725,778 shares of our common stock for redemptions of our Series B ESOP Convertible  Preferred Stock (ESOP Preferred Stock) under our Delta Family-Care Savings Plan and (2) a total of 38,861 shares of our common stock under our 2000 Performance Compensation Plan and our Non-Employee Directors’ Stock Plan. For additional information about our stock compensation plans and our ESOP Preferred Stock, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8.     COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes (1) reported net income (loss); (2) additional minimum pension liability adjustments; and (3) unrealized effective gains and losses on fuel derivative instruments that qualify for hedge accounting. The following table shows our comprehensive loss for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

(in millions)	2004	2003

Net loss	$(383)	$(466)
Other comprehensive income	12	88

Comprehensive loss	$(371)	$(378)

          The following table shows the components of accumulated other comprehensive loss at March 31, 2004 and the activity for the three months then ended:

(in millions)	Additional Minimum Pension Liability	Fuel Derivative Instruments	Total

Balance at December 31, 2003	$(2,372)	$34	$(2,338)

Unrealized gain	-	50	50
Realized gain	-	(32)	(32)
Tax effect	-	(6)	(6)

Net of tax	-	12	12

Balance at March 31, 2004	$(2,372)	$46	$(2,326)

          We anticipate that gains of $46 million, net of tax, related to our fuel hedge contracts settled prior to their scheduled settlement dates will be realized through December 31, 2004 as the aircraft fuel purchases that were being hedged are consumed. These gains will be recognized as a reduction to aircraft fuel expense. For additional information about our settled fuel hedge contracts, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For information about our additional minimum pension liability, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

9.     GEOGRAPHIC INFORMATION

          We are managed as a single business unit that provides air transportation for passengers and cargo.  For additional information about how we manage our business, see Note 14 of the Notes to the Consolidated Financial Statements in our Form 10-K.  Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended March 31,

(in millions)	2004	2003

North America	$2,716	$2,615
Atlantic	396	371
Latin America	148	142
Pacific	32	27

Total	$3,292	$3,155

10.     RESTRUCTURING AND OTHER RESERVES

          The following table shows our restructuring and other reserve balances as of March 31, 2004 and the activity for the three months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs:

		Severance and Related Costs

(in millions)	Facilities and Other	2002 Workforce Reduction Programs	2001 Workforce Reduction Programs

Balance at December 31, 2003	$47	$5	$1

Payments	(2)	(1)	-
Adjustments	(1)	(1)	-

Balance at March 31, 2004	$44	$3	$1

          The facilities and other reserve represents costs related primarily to (1) lease payments to be paid on closed facilities and (2) contract termination fees. The reserve for the 2002 workforce reduction programs primarily represents employee severance costs.

          During the three months ended March 31, 2004, we recorded an adjustment totaling $2 million related to the 2002 workforce reduction programs reserve and to the facilities and other reserve based on revised estimates of remaining costs. For additional information about our charges for restructuring and related items recorded in prior years, see Notes 15 and 16 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

	Three Months Ended March 31,

(in millions, except per share data)	2004	2003

BASIC AND DILUTED:
Net loss	$(383)	$(466)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(4)

Net loss available to common shareowners	$(387)	$(470)

Weighted average shares outstanding	123.9	123.4

Basic and diluted loss per share	$(3.12)	$(3.81)

          For the three months ended March 31, 2004 and 2003, we excluded from the diluted loss per share computation (1) 37.8 million and 58.7 million stock options, respectively, because the exercise price of the options was greater than the average price of our common stock and (2) 7.0 million and 6.8 million additional shares, respectively, primarily related to our ESOP Preferred Stock, because their effect on our loss per share was anti-dilutive. For the three months ended March 31, 2004, we also excluded 12.5 million and 23.9 million shares issuable upon conversion of our 8% Convertible Senior Notes and our 2-7/8% Convertible Senior Notes, respectively, because the contingent conditions for conversion have not been met. For additional information about our 8% Convertible Senior Notes and our 2-7/8% Convertible Senior Notes, see Notes 6 and 22, respectively, of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

          We recorded a $383 million net loss for the March 2004 quarter.  These disappointing results reflect the unprecedented challenges that continue to confront us, including a severely depressed revenue environment and significant cost pressures.  At March 31, 2004, we had $2.2 billion in unrestricted cash, a decrease of $500 million from December 31, 2003. Our losses, coupled with the decline in cash, are unsustainable over the long term.  For additional information about the business environment and the risks we face, see the Business Environment section of Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10-K) and Risk Factors Relating to the Airline Industry and Delta in this Form 10-Q.

          Our financial performance in the March 2004 quarter was materially adversely affected by a declining domestic passenger mile yield and rising aircraft fuel prices.  While traffic increased 6% in the March 2004 quarter compared to the depressed level in the March 2003 quarter, our yield declined 2% on a year-over-year basis. This downward pressure on yield reflects the continued growth of low-cost carriers, with which we compete in most of our domestic markets. Additionally, aircraft fuel prices rose to near historic high levels, as our average fuel price per gallon increased 10% to 95.23¢ in the March 2004 quarter compared to the corresponding period in the prior year.

          It is essential that we achieve a competitive cost structure. Our cost structure is materially higher than the low-cost carriers with which we compete.  Moreover, other hub and spoke carriers, such as American Airlines, United Airlines and US Airways, have significantly reduced their costs through bankruptcy or the threat of bankruptcy.  Our unit costs went from being among the lowest of the hub and spoke carriers to among the highest for 2003, a result which places us at a serious competitive disadvantage.

          Our pilot cost structure is significantly higher than our competitors.  These costs will increase approximately $85 million annually as a result of the pilots’ contractually scheduled 4½% pay increase, which became effective on May 1, 2004.  We must achieve significant reductions in pilot costs in order to compete effectively with both hub and spoke and low-cost carriers.

          At the end of 2003, we launched a strategic reassessment of our operating and business strategy and expect to present recommendations to our Board of Directors at a late summer meeting.  We are also continuing our profit improvement initiatives, which have a goal of reducing our mainline fuel price neutralized unit costs by 15% as compared to 2002.  While we have made progress under these initiatives, we now believe that we may need greater reductions in unit costs in order to achieve a competitive cost structure.  We are evaluating the appropriate target as part of our strategic reassessment.

          In our Form 10-K, we stated that, absent factors beyond our control, we believed that our annual cash flows from operations in 2004 would be sufficient to fund our daily operations as well as non-fleet capital expenditures, but would not be sufficient to pay our aircraft capital expenditures and debt maturities for that year.  Due to the current yield environment and higher aircraft fuel prices, we have lowered our expectations for cash flows from operations for 2004. As a result, although we still believe that cash flows from operations for 2004 will be sufficient to fund our daily operations, we now expect that these cash flows will fund only a portion of our planned $300 million of non-fleet capital expenditures during 2004. As stated in our Form 10-K, we may finance a substantial portion of our regional jet aircraft acquisitions through existing long-term, secured financing commitments and expect to fund the remainder of our aircraft capital expenditures and our debt maturities in 2004 through cash and cash equivalents.

          Absent circumstances beyond our control, we expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings pursuant to existing commitments for regional jet aircraft.  Our unencumbered assets are limited and our credit ratings have been substantially lowered. Accordingly, we do not expect to complete any other significant new financing transactions for the foreseeable future.  Continued losses of the magnitude experienced in 2003 and the March 2004 quarter are unsustainable over the long term, and we have significant obligations due in 2005 and thereafter.  If we cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, we will need to pursue alternative courses of action intended to make us viable for the long-term, including the possibility of seeking to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Results of Operations—Three Months Ended March 31, 2004 and 2003

Net Loss and Loss per Share

          Our unaudited consolidated net loss was $383 million for the March 2004 quarter ($3.12 diluted loss per share), compared to a net loss of $466 million ($3.81 diluted loss per share) in the March 2003 quarter.

Operating Revenues

          Operating revenues totaled $3.3 billion in the March 2004 quarter, a 4% increase compared to the level recorded in the March 2003 quarter when our revenues were depressed, particularly in international markets, due to the threatened and actual military action in Iraq.  Passenger revenues increased 4% to $3.1 billion. Revenue Passenger Miles (RPMs) increased 6% on a capacity increase of 3%, while passenger mile yield decreased 2% to 12.58¢ reflecting our continued lack of pricing power. For additional information about factors impacting our passenger revenues for the March 2004 quarter, see the Business Environment section of Management’s Discussion and Analysis in this Form 10-Q and in our Form 10-K.

North American Passenger Revenues - North American passenger revenues increased 4% to $2.5 billion for the March 2004 quarter.  RPMs increased 6% on a capacity increase of 5%, while passenger mile yield fell 2%. The decrease in yield reflects the continuing growth of low-cost carriers with which we compete in most of our domestic markets.  Load factor increased by 0.7 points.

International Passenger Revenues - International passenger revenues increased 10% to $511 million during the March 2004 quarter.  RPMs increased 7% on a capacity decline of 1%, while passenger mile yield increased 2%. Load factor increased by 5.6 points.  The increases in passenger revenues, RPMs, yield and load factor are primarily due to the depressed levels in the prior year resulting from the threatened and actual military action in Iraq.

Cargo and Other Revenues - Cargo revenues increased 8% to $122 million in the March 2004 quarter primarily due to increased security and fuel surcharges and favorable foreign currency exchange rates. Cargo ton miles increased 1%, while cargo ton mile yield increased 7%. Other revenues increased 7% to $119 million. The rise in other revenues reflects increases related to codeshare relationships and miscellaneous contract revenues, partially offset by higher expenses related to our contract carrier arrangements.

Operating Expenses

          Operating expenses were $3.7 billion for the March 2004 and March 2003 quarters.  Operating capacity increased 3% to 34 billion Available Seat Miles (ASMs) primarily due to the restoration of capacity that had been reduced due to the situation in Iraq.  Operating cost per available seat mile (CASM) decreased 4% to 10.71¢.

          Salaries and related costs decreased 2% to $1.6 billion. This reflects a 4% decline from a reduction in the number of Mainline employees due primarily to pilot retirements and a 2% decrease due to lower benefit expenses from our cost savings initiatives.  These decreases were partially offset by a 2% increase due to higher pension expense, a 2% rise from salary rate increases in May 2003 primarily for our pilots and a 1% increase due to growth in our wholly owned regional jet operations.

          Aircraft fuel expense increased 12% to $574 million due primarily to increased fuel prices, which remain near historically high levels, as well as higher consumption resulting from growth in our wholly owned regional jet operations. The average fuel price per gallon increased 10% to 95.23¢ and total gallons consumed increased 3%. Our fuel cost is shown net of fuel hedge gains of $32 million in the March 2004 quarter and $69 million in the March 2003 quarter.  Approximately 34% and 80% of our aircraft fuel requirements were hedged during the March 2004 and 2003 quarters, respectively. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, in February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates.  Due to the increase in fuel prices during the March 2004 quarter, current fuel prices and projected fuel prices during the remainder of 2004 that are higher than the prior year, we expect our annual fuel expense to be approximately $365 million greater in 2004 as compared to 2003.  Our estimated increase in aircraft fuel expense assumes an average fuel price per gallon in 2004 of 91¢ (net of hedging gains), an 11% increase over 2003, on our projected aircraft fuel consumption of approximately 2.5 billion gallons.

          Aircraft maintenance materials and outside repairs expense increased 9%.  This primarily reflects an 8% increase due to higher materials volume from restored capacity and a 2% increase due to lower warranty credits.

          Other selling expenses increased 10%. This primarily reflects a 13% increase due to higher advertising costs and a 6% rise due to increased credit card volume from higher traffic.  These increases were partially offset by a 7% decline from higher sales of mileage credits under our SkyMiles® program (a portion of this revenue is recorded as an offset to other selling expenses) and a 3% decrease due to lower booking fees from lower rates.  Passenger commissions expense declined 15%, primarily due to lower incentive commissions from renegotiated rates.

          During the March 2003 quarter, restructuring and related items totaled $43 million, reflecting the cost of pension and postretirement obligations for participants in our 2002 workforce reduction programs.  For additional information about our restructuring and related items, see Note 15 of the Notes to the Consolidated Financial Statements in our Form 10-K.

          Other operating expenses decreased 17%, primarily due to a 15% decline from a reduction in certain property taxes as well as a 2% decrease due to lower miscellaneous expenses, including insurance costs, professional fees, and supply costs.

Operating Loss and Operating Margin

          We incurred an operating loss of $388 million for the March 2004 quarter, compared to an operating loss of $535 million in the March 2003 quarter.  Operating margin, which is the ratio of operating income (loss) to operating revenues, was (12%) and (17%) for the March 2004 and March 2003 quarters, respectively.

Other Income (Expense)

          Other expense, net in the March 2004 quarter was $210 million, compared to other expense, net of $189 million in the March 2003 quarter. This change is primarily attributable to the following:

•	Interest expense increased $18 million in the March 2004 quarter compared to the March 2003 quarter primarily due to higher levels of debt outstanding.
•

Gain (loss) on extinguishment of debt was a $1 million gain for the March 2004 quarter compared to a loss of $14 million for the March 2003 quarter, reflecting our purchase of outstanding Employee Stock Ownership Plan (ESOP) Notes from third parties in both periods.  For additional information about our ESOP Notes, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•

Fair value adjustments of financial instruments accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), resulted in a charge of $23 million in the March 2004 quarter and $6 million in the March 2003 quarter. For additional information about SFAS 133 and the settlement of our fuel hedge contracts, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

          Cash and cash equivalents totaled $2.2 billion at March 31, 2004, compared to $2.7 billion at December 31, 2003.  For the three months ended March 31, 2004, net cash used in operating activities totaled $280 million, which includes the following significant items:

•	A $499 million increase in our air traffic liability from December 31, 2003 to March 31, 2004 due to higher bookings for the upcoming summer travel season.
•	Our $396 million funding of our defined benefit pension plans.
•	Our $383 million net loss for the three months ended March 31, 2004.

          During the March 2004 quarter, capital expenditures totaled approximately $250 million, which included the acquisition of five CRJ-700 aircraft.  Of these regional jet aircraft, three were acquired through seller-financing arrangements for $55 million. For the nine months ended December 31, 2004, we expect capital expenditures to be approximately $900 million. This amount (1) includes approximately $400 million related to aircraft expenditures for the acquisition of regional jet aircraft and (2) excludes approximately $35 million in advance deposit payments related to 11 B-737-800 aircraft because we have entered into a definitive agreement to sell these aircraft to a third party immediately following their delivery to us by the manufacturer in 2005. We have available to us long-term, secured financing commitments to fund a substantial portion of our obligations for the acquisition of regional jet aircraft. For additional information about these commitments, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

          Debt and capital lease obligations, including current maturities and short-term obligations, were $12.6 billion at March 31, 2004 and December 31, 2003. During the three months ended March 31, 2004, we engaged in the following financing transactions (for additional information about these transactions, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

•

In the March 2004 quarter, we entered into secured financing arrangements under which we borrowed a total of $225 million, which is due in installments through April 2020. The proceeds from these borrowings were used to (1) repay $205 million of outstanding interim financing for six CRJ-200 and six CRJ-700 aircraft and (2) finance our purchase of two CRJ-700 aircraft delivered in the March 2004 quarter.

•	In February 2004, we issued $325 million principal amount of 2-7/8% Convertible Senior Notes (2-7/8% Convertible Senior Notes) due 2024.
•

On February 27, 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, the future deliveries of these regional jet aircraft.

          During the March 2004 quarter, we made approximately $400 million in debt repayments, including $236 million in principal repayments of unsecured notes that matured on March 15, 2004. Our scheduled debt maturities are $577 million for the nine months ending December 31, 2004 and approximately $1.2 billion for 2005. We have available to us long-term, secured financing commitments from a third party that we may elect to use for a substantial portion of the regional jet aircraft delivered to us through 2004. Our election to use these commitments would result in the refinancing of approximately $250 million of our remaining 2004 maturities and approximately $45 million of our 2005 maturities.  For additional information about our debt maturities, see Note 5 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q as well as the Business Environment section of Management’s Discussion and Analysis in our Form 10-K.

          Shareowners’ deficit was $1.0 billion at March 31, 2004 and $659 million at December 31, 2003. The change in shareowners’ deficit is primarily due to our net loss for the three months ended March 31, 2004.

Pension Plans

          We sponsor qualified defined benefit pension plans for eligible employees and retirees.  Our estimated funding of these plans for 2004 is approximately $460 million, which includes (1) a voluntary contribution of $325 million to our non-pilot pension plan, which we made in the March 2004 quarter, and (2) required contributions totaling approximately $135 million to our pilot pension plans, of which we contributed $71 million in the March 2004 quarter. The voluntary contribution to the non-pilot pension plan will reduce our near-term funding obligation for that plan and increase the benefit security for plan participants. As a result of the 2004 contributions to the Delta Retirement Plan and the Delta Pilot Retirement Plan, these plans will each have a funded ratio, for current liability purposes under ERISA, of at least 80% as of July 1, 2003, our most recent ERISA funding measurement date for these plans.

          Estimates of the amount and timing of our future funding obligations under our defined benefit pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, future long-term corporate bond yields, statutory requirements and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on whether we elect to make contributions to the pension plans in excess of those required under ERISA; such voluntary contributions may reduce or defer the funding obligations we would have absent those contributions.

          Our anticipated funding obligations under our defined benefit pension plans for 2005 and thereafter cannot be reasonably estimated at this time because these estimates vary materially depending on the assumptions used to determine them and whether we make contributions in excess of those required.  Nevertheless, we presently expect that our funding obligations under our pension plans in each of the years 2005 through 2008 will be significant and could have a material adverse impact on our liquidity.

          On April 10, 2004, President Bush signed into law the Pension Funding Equity Act of 2004 (Pension Act).  The Pension Act allows companies that sponsor defined benefit pension plans to determine their minimum contributions to those plans for the 2004 and 2005 plan years using an interest rate referenced to long-term investment grade corporate bonds rather than the 30-year Treasury Bill.  We expect that this change will decrease the amount of contributions that we would otherwise be required to make to our pension plans for the 2004 and 2005 plan years, which affects our cash funding requirements in 2005 and beyond.  The Pension Act also provides that certain companies that sponsor defined benefit pension plans, including commercial airlines, may elect for plan years beginning after December 27, 2003 and before December 28, 2005 to defer the amount of additional funding contributions that must be made under current law if the plan falls below a certain funding percentage, determined on an ERISA current liability basis. We have not yet determined the effect, if any, of this provision on our contributions to our pension plans.

          For additional information about our defined benefit pension plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Working Capital Position

          At March 31, 2004, we had negative working capital of $2.1 billion compared to negative working capital of $1.6 billion at December 31, 2003. The change in our negative working capital balance is primarily due to (1) the decrease in our cash and cash equivalents and (2) the increase in our air traffic liability. A negative working capital position is normal for us, typically due to our air traffic liability and the fact that we primarily generate revenue by providing air transportation through the utilization of property and equipment, which are classified as long-term assets.

Credit Ratings

          During the March 2004 quarter, certain of our credit ratings were lowered.  Our issuer credit ratings are B3 by Moody’s Investors Service, Inc. (Moody’s) and B- by Standard & Poor’s Rating Services (S&P).  Our senior unsecured long-term debt is rated Caa2 by Moody’s, CCC by S&P and CCC+ by Fitch Ratings (Fitch). Moody’s and S&P have stated that their ratings outlook for our senior unsecured debt is stable, while Fitch has stated that its ratings outlook is negative.  For additional information related to our credit ratings, see the Credit Ratings and Covenants section of Management’s Discussion and Analysis in our Form 10-K.

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

          Since September 11, 2001, several air carriers have sought to reorganize under Chapter 11 of the U.S. Bankruptcy Code, including United Airlines, the second-largest U.S. air carrier, U.S. Airways, the seventh-largest U.S. air carrier, and several smaller competitors. Since filing for Chapter 11 on August 11, 2002, U.S. Airways has emerged from bankruptcy, but has recently announced that it is seeking additional cost concessions from its unions. Additionally, American Airlines has recently restructured certain labor costs and lowered its operating cost base. These reorganizations or restructurings have enabled these competitors to significantly lower their operating costs. Our unit costs went from being among the lowest of the hub and spoke carriers to among the highest for 2003.

The airline industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

          We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have substantially lower costs than we do and provide service at lower fares to destinations served by us. Our revenues continue to be adversely impacted by the growth of low-cost carriers, with which we compete in most of our markets. Significant expansion by low-cost carriers to our hub airports could have an adverse impact on our business. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. If we are not able to realign our cost structure to compete with that of other carriers, or if fare reductions are not offset by higher yields, our business, financial condition and operating results may be materially adversely affected.

If we continue to experience significant losses without successfully reducing our operating expenses, we may be unable to maintain sufficient liquidity to provide for our operating needs.

          We reported a net loss of $773 million for the year ended December 31, 2003, or $6.40 basic and diluted loss per common share, and a net loss of $1.3 billion for the year ended December 31, 2002, or $10.44 basic and diluted loss per common share. We have recorded a substantial net loss for three consecutive years. Our revenue and cost challenges are expected to continue for the immediate term, and we reported an unaudited net loss of $383 million for the March 2004 quarter. We do not expect significant improvement in the revenue environment in 2004 and expect significant cost pressures related to aircraft fuel, pension and interest expenses to continue.

          Although we are pursuing profit improvement initiatives which have a goal of lowering our costs and enhancing our revenues, these initiatives may not be sufficient. Furthermore, our pilot cost structure is substantially higher than that of our competitors. Although we are currently in discussions with the Air Line Pilots Association, International (ALPA) in an attempt to reduce our pilot cost structure, we cannot predict the outcome of those discussions. If we cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, we will need to pursue alternative courses of action intended to make us viable for the long-term, including the possibility of seeking to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Our ability to access the capital markets is partially dependent on our credit ratings. A further decline in our ratings would increase our borrowing costs and could hinder our ability to operate our business.

          Our business is highly dependent on our ability to access the capital markets. Our access to, and our costs of borrowing in, these markets depend on our credit ratings. Since September 11, 2001, our issuer credit ratings have been lowered to B3 by Moody’s and to B- by S&P. Our senior unsecured long-term debt is rated Caa2 by Moody’s, CCC by S&P and CCC+ by Fitch. Fitch has stated that its ratings outlook for our senior unsecured debt is negative, while Moody’s and S&P each has stated that its ratings outlook is stable.  Our credit ratings may be lowered further or withdrawn. While we do not have debt obligations that accelerate as a result of a credit ratings downgrade, our credit ratings have negatively impacted our ability to issue unsecured debt, renew outstanding letters of credit that back certain of our obligations and obtain certain financial instruments that we use in our fuel hedging program. Our credit ratings have also increased the cost of our financing transactions and the amount of collateral required for certain financial instruments, insurance coverage and vendor agreements.  If we cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, we will need to pursue alternative courses of action intended to make us viable for the long-term, including the possibility of seeking to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Our pension plan funding obligations are significant and are affected by factors beyond our control.

          We sponsor qualified defined benefit pension plans for eligible employees and retirees. Our funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA). We have met our required funding obligations under ERISA in 2003 and the first quarter of 2004 for these plans.

          Estimates of the amount and timing of our future funding obligations for the pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the pension plan assets; future long-term corporate bond yields; statutory requirements; and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on whether we elect to make contributions to the pension plans in excess of those required under ERISA; such voluntary contributions may reduce or defer the funding obligations we would have absent those contributions.

          Our estimated pension funding of approximately $460 million for 2004 includes (1) a voluntary contribution of $325 million to our non-pilot pension plan, which we made in the March 2004 quarter; and (2) required contributions totaling approximately $135 million to our pilot pension plans during the year, of which we contributed $71 million during the March 2004 quarter.  Our anticipated funding obligations under our pension plans for 2005 and thereafter cannot be reasonably estimated at this time because these estimates vary materially depending on the assumptions used to determine them and whether we make contributions in excess of those required. Nevertheless, we presently expect that our funding obligations under our pension plans in each of the years from 2005 through 2008 will be significant and could have a material adverse impact on our liquidity.

Our indebtedness and other obligations are substantial and could materially adversely affect our business and our ability to incur additional debt to fund future needs.

          We have now and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2004, we had approximately $12.6 billion of total consolidated indebtedness, including capital leases. We also have minimum rental commitments with a present value of approximately $8 billion under noncancelable operating leases with initial or remaining terms in excess of one year.  Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

          We have significant debt obligations as well as substantial pension funding obligations. Absent circumstances beyond our control, we expect to meet our obligations as they come due through available cash and cash equivalents, investments, internally generated funds and borrowings pursuant to existing commitments for regional jet aircraft. We do not have any existing undrawn lines of credit.  Most of our owned aircraft are encumbered and those that are not are less attractive to lenders because they are not eligible for mortgage financing under Section 1110 of the U.S. Bankruptcy Code, are older aircraft types and/or are aircraft types which are no longer manufactured. Accordingly, we do not expect to be able to complete any other significant new financing transactions for the foreseeable future.  If we cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, we will need to pursue alternative courses of action intended to make us viable for the long-term, including the possibility of seeking to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

          Our business is heavily dependent on our operations at the Hartsfield-Jackson Atlanta International Airport and at our other hub airports in Cincinnati, Dallas/Fort Worth and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta Airport or at one of our other hubs could have a serious impact on our business, financial condition and operating results.

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

          In addition, any internal technology error or failure, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of our technology could impact our customer service and result in increased costs. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly.

The airline industry is subject to extensive government regulation, and new regulations may increase our operating costs.

          Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the Federal Aviation Administration (FAA) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring expenses to comply with the FAA’s regulations.

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

          Our operating results can be significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2003, when our average fuel price per gallon rose 22% to approximately 81.78¢ as compared to 2002. Our fuel costs represented 14%, 12% and 12% of our operating expenses in 2003, 2002 and 2001, respectively. During the March 2004 quarter, our average fuel price per gallon was 95.23¢, a 10% increase compared to the March 2003 quarter. Due to the competitive nature of the airline industry, we may not be able to pass on any increases in fuel prices to our customers by increasing our fares. Furthermore, the impact of lower aircraft fuel prices could be offset by increased price competition, and a resulting decrease in revenues, for all air carriers.

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

If we experience further losses of our senior management and other key employees, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

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

          We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. It appears that the plaintiffs in these September 11 actions are alleging that we and many other air carriers are jointly liable for damages resulting from the terrorist attacks based on a theory of shared responsibility for passenger security screening at Logan, Washington Dulles International Airport and Newark Liberty International Airport. These lawsuits, which are in preliminary stages, generally seek unspecified damages, including punitive damages. Although federal law limits the financial liability of any air carrier for compensatory and punitive damages arising out of the September 11 terrorist attacks to no more than the limits of liability insurance coverage maintained by the air carrier, it is possible that we may be required to pay damages in the event of our insurer’s insolvency or otherwise. While we cannot reasonably estimate the potential loss for certain of our legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify damages being sought, if the outcome of any significant litigation is adverse to us, our financial condition and operating results could be materially adversely impacted.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in market risk from the information provided in the Market Risks Associated with Financial Instruments section of Management’s Discussion and Analysis in our Form 10-K other than those discussed below.

Aircraft Fuel Price Risk

          Our results of operations may be significantly impacted by changes in the price of aircraft fuel.  During the March 2004 quarter, aircraft fuel expense accounted for 16% of our total operating expenses.  Based on our projected aircraft fuel consumption of approximately 2.5 billion gallons and our projected average unhedged fuel price of 94¢ for the year ended December 31, 2004, a 10% rise in our average annual jet fuel prices would increase our aircraft fuel expense by approximately $240 million for the year ended December 31, 2004.  In the March 2004 quarter, we settled all of our fuel hedge contracts prior to their scheduled settlement dates.  For additional information about these settlements, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

          For additional information regarding our other exposures to market risks, see the Market Risks Associated with Financial Instruments section of Management’s Discussion and Analysis as well as Notes 2, 3, and 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 4. Controls and Procedures

          (a)          Our management, including our Chief Executive Officer, and Senior Vice President - Finance and Controller, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Our management, including our Chief Executive Officer, and Senior Vice President - Finance and Controller, concluded that the controls and procedures were effective as of March 31, 2004 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer, and Senior Vice President - Finance and Controller, as appropriate to allow timely decisions regarding required disclosure.

          (b)          During the three months ended March 31, 2004, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated statements of operations for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, cash flows and shareowners’ (deficit) equity for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 10, 2004

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In Re Northwest Airlines, et al, Antitrust Litigation.  As discussed in the “Legal Proceedings” section of our Form 10-K, two consolidated class action antitrust lawsuits are pending in the U.S. District Court for the Eastern District of Michigan against us, US Airways, and Northwest Airlines.

     In these cases, the plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired in violation of Section 1 of the Sherman Act to restrain competition in the sale of air passenger service by enforcing rules prohibiting certain ticketing practices; and (2) that the defendants violated Section 2 of the Sherman Act by prohibiting these ticketing practices.

     Plaintiffs have requested a jury trial. They seek injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws. The District Court granted the plaintiffs’ motion for class action certification and denied the airlines’ motions for summary judgment in May 2002. On May 4, 2004, the District Court issued a supplemental order defining various plaintiff subclasses. The subclasses pertinent to us include: (1) for the purpose of the Section 1 claim, a subclass of persons or entities who purchased from a defendant or its agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at our Atlanta or Cincinnati hubs, Northwest’s hubs at Minneapolis, Detroit or Memphis, or US Airways’ hubs at Pittsburgh or Charlotte, during the period from June 11, 1995 to date; (2) for the purpose of the Section 2 claim as it relates to our Atlanta hub, a subclass of persons or entities who purchased from us or our agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at our Atlanta hub during the same period; and (3) for the purpose of the Section 2 claim as it relates to our Cincinnati hub, a subclass of persons or entities who purchased from us or our agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at our Cincinnati hub during the same period. The trial for this lawsuit is tentatively scheduled to begin on November 1, 2004.

     We believe the plaintiffs’ claims against us are without merit, and we are vigorously defending these lawsuits. An adverse decision in these cases could result in substantial damages against us. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.

Item 5. Other Information

     Management Changes.  On April 30, 2004, we announced that Michael J. Palumbo will be our Executive Vice President and Chief Financial Officer, effective May 11, 2004. Mr. Palumbo has been a consultant with Airline Financial Services in New York City since 2002 and served as Executive Vice President and Chief Financial Officer for Trans World Airlines from 1994–2001. His previous airline experience also includes serving as Senior Vice President Finance and Treasurer of Western Airlines from 1983–1985, and Assistant Treasurer of Pan American World Airways from 1978–1983. Mr. Palumbo will replace M. Michele Burns, who resigned as our Executive Vice President and Chief Financial Officer, effective May 1, 2004.

     On April 30, 2004, Delta also announced that Robert L. Colman, our Executive Vice President — Human Resources, has decided to retire, effective June 1, 2004.

     Pilot Furloughs. The collective bargaining agreement between us and ALPA, the union representing Delta pilots, generally provides that no pilot on the seniority list as of July 1, 2001 will be furloughed unless the furlough is caused by a circumstance beyond our control, as defined in that agreement. As a result of the September 11, 2001 terrorist attacks and the resulting reduction in passenger traffic, we furloughed 1,060 pilots. An arbitrator ruled that we were within our contractual rights in furloughing those pilots because the September 11, 2001 attacks constituted a circumstance beyond our control as set out in the collective bargaining agreement. The arbitrator also ruled (1) that we must begin recalling the furloughed pilots once our consolidated system traffic over a given period after September 11, 2001 exceeds our consolidated system traffic for a similar period immediately prior to September 11, 2001; and (2) that the recall schedule will be subject to our standard training processes. We have determined that, effective as of the end of March 2004, our consolidated system traffic exceeded our traffic for the pre-September 11, 2001 period. Accordingly, we will begin recalling the furloughed pilots, with the recall schedule to be determined based on our standard training processes. While the ultimate recall of all 1,060 furloughed pilots could result in the retention of some pilots in excess of our needs, we believe the recalls will not have a material adverse effect on our Consolidated Financial Statements in 2004 due to the limited number of pilots who will be recalled each month. We cannot reasonably estimate at this time the impact of the pilot recalls on us after 2004 because this will depend on factors such as our flight schedule, the number of pilots required to operate that schedule and the number of pilots on the seniority list.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.

31.2	Certification by Delta’s Executive Vice President, and Senior Vice President - Finance and Controller with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.

32

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President - Finance and Controller with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.

(b) Reports on Form 8-K

      On February 3, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 - Other Events and Regulation FD Disclosure, its offering of $325 million of 2-7/8% Convertible Senior Notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.

(Registrant)

By: /s/ Edward H. Bastian

Edward H. Bastian
Senior Vice President - Finance
and Controller (Principal Accounting Officer)

May 10, 2004

Exhibit Index

Exhibit No.	Description

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.

31.2	Certification by Delta’s Senior Vice President - Finance and Controller with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.

32

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President - Finance and Controller with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.