Form 10-Q
period 2004-06-30
DELTA AIR LINES INC /DE/
filed 2004-08-09
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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
Yes  [ X ]     No  [   ]

Number of shares outstanding by each class of common stock,
as of July 31, 2004:

Common Stock, $1.50 par value - 125,607,315 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

ASSETS	June 30, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,966	$2,710
Restricted cash	267	207
Accounts receivable, net of an allowance for uncollectible accounts
of $32 at June 30, 2004 and $38 at December 31, 2003	823	662
Expendable parts and supplies inventories, net of an allowance for
obsolescence of $178 at June 30, 2004 and $183 at December 31, 2003	215	202
Deferred income taxes, net	90	293
Prepaid expenses and other	455	476
Total current assets	3,816	4,550
PROPERTY AND EQUIPMENT:
Flight equipment	21,285	21,008
Accumulated depreciation	(6,883)	(6,497)
Flight equipment, net	14,402	14,511
Flight and ground equipment under capital leases	481	463
Accumulated amortization	(372)	(353)
Flight and ground equipment under capital leases, net	109	110
Ground property and equipment	4,674	4,477
Accumulated depreciation	(2,573)	(2,408)
Ground property and equipment, net	2,101	2,069
Advance payments for equipment	121	62
Total property and equipment, net	16,733	16,752
OTHER ASSETS:
Goodwill	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization
of $182 at June 30, 2004 and $179 at December 31, 2003	92	95
Restricted investments for Boston airport terminal project	189	286
Deferred income taxes, net	–	869
Other noncurrent assets	1,253	1,295
Total other assets	3,626	4,637
Total assets	$24,175	$25,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

LIABILITIES AND SHAREOWNERS' DEFICIT	June 30, 2004	December 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$499	$1,021
Accounts payable, deferred credits and other accrued liabilities	1,726	1,709
Air traffic liability	1,896	1,308
Taxes payable	551	498
Accrued salaries and related benefits	1,232	1,285
Accrued rent	185	336
Total current liabilities	6,089	6,157
NONCURRENT LIABILITIES:
Long-term debt and capital leases	11,555	11,040
Long-term debt issued by Massachusetts Port Authority	498	498
Postretirement benefits	2,220	2,253
Accrued rent	731	701
Pension and related benefits	4,711	4,886
Deferred income taxes, net	278	-
Other	202	204
Total noncurrent liabilities	20,195	19,582
DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	401	426
Deferred revenue and other credits	161	158
Total deferred credits	562	584
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)
EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,678,176 shares issued and outstanding at June 30, 2004, and 5,839,708 shares issued and outstanding at December 31, 2003	409	420
Unearned compensation under employee stock ownership plan	(128)	(145)
Total Employee Stock Ownership Plan Preferred Stock	281	275
SHAREOWNERS' DEFICIT:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,915,087 shares issued at June 30, 2004 and shares at December 31, 2003	271	271
Additional paid-in capital	3,205	3,272
Retained earnings (deficit)	(1,512)	844
Accumulated other comprehensive loss	(2,287)	(2,338)
Treasury stock at cost, 55,695,590 shares at June 30, 2004 and 57,370,142 shares at December 31, 2003	(2,629)	(2,708)
Total shareowners' deficit	(2,952)	(659)
Total liabilities and shareowners' deficit	$24,173	$25,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
 Consolidated Statements of Operations
 (Unaudited)
 (In Millions, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

OPERATING REVENUES:
Passenger:
Mainline	$2,895	$2,560	$5,455	$5,075
Regional affiliates	761	662	1,442	1,217
Cargo	125	114	247	228
Other, net	180	160	346	300
Total operating revenues	3,961	3,496	7,490	6,820

OPERATING EXPENSES:
Salaries and related costs	1,584	1,592	3,193	3,226
Aircraft fuel	669	435	1,243	946
Depreciation and amortization	311	306	618	609
Contracted services	249	219	490	451
Contract carrier arrangements	237	190	474	359
Landing fees and other rents	220	212	437	430
Aircraft maintenance materials and outside repairs	164	159	321	303
Aircraft rent	182	179	363	362
Other selling expenses	145	124	271	239
Passenger commissions	58	50	105	105
Passenger service	85	76	163	156
Pension settlements, restructuring and related items, net	117	-	117	43
Appropriations Act reimbursements	-	(398)	-	(398)
Other	181	156	324	328
Total operating expenses	4,202	3,300	8,119	7,159

OPERATING INCOME (LOSS)	(241)	196	(629)	(339)

OTHER INCOME (EXPENSE):
Interest expense	(197)	(191)	(391)	(367)
Interest income	8	7	21	17
Gain from sale of investments	-	283	-	283
Gain (loss) on extinguishment of debt	-	(1)	1	(15)
Fair value adjustments of SFAS 133 derivatives	5	(9)	(18)	(15)
Miscellaneous income (expense), net	(4)	16	(11)	13
Total other income (expense), net	(188)	105	(398)	(84)

INCOME (LOSS) BEFORE INCOME TAXES	(429)	301	(1,027)	(423)

INCOME TAX (PROVISION) BENEFIT	(1,534)	(117)	(1,319)	141

NET INCOME (LOSS)	(1,963)	184	(2,346)	(282)

PREFERRED STOCK DIVIDENDS	(5)	(4)	(9)	(8)

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREOWNERS	$(1,968)	$180	$(2,355)	$(290)

BASIC EARNINGS (LOSS) PER SHARE	$(15.79)	$1.46	$(18.95)	$(2.35)

DILUTED EARNINGS (LOSS) PER SHARE	$(15.79)	$1.40	$(18.95)	$(2.35)

WEIGHTED AVERAGE SHARES USED IN BASIC
PER SHARE COMPUTATION	124,690,747	123,362,811	124,284,915	123,361,622

WEIGHTED AVERAGE SHARES USED IN DILUTED
PER SHARE COMPUTATION	124,690,747	130,518,617	124,284,915	123,361,622

DIVIDENDS PER COMMON SHARE	$-	$0.025	$-	$0.050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,346)	$(282)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities, net	1,705	205
Changes in certain assets and liabilities, net	417	247
Net cash (used in) provided by operating activities	(224)	170

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(316)	(159)
Ground property and equipment	(204)	(145)
Decrease in restricted investments related to Boston airport terminal project	97	42
Proceeds from sale of investments	1	273
Other, net	4	6
Net cash (used in) provided by investing activities	(418)	17

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(827)	(348)
Issuance of long-term obligations	739	1,396
Cash dividends on common and preferred stock	-	(19)
Make-whole payments on extinguishment of ESOP Notes	-	(15)
Redemption of preferred stock	-	(9)
Payment on termination of accounts receivable securitization	-	(250)
Other, net	(14)	(96)
Net cash (used in) provided by financing activities	(102)	659

Net (decrease) increase in cash and cash equivalents	(744)	846
Cash and cash equivalents at beginning of period	2,710	1,969
Cash and cash equivalents at end of period	$1,966	$2,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$379	$369
Income taxes, net	$2	$(392)

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$55	$378
Dividends payable on ESOP Preferred Stock	$25	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary
 (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Consolidated:
Revenue Passenger Miles (millions) (1)	29,584		24,961		54,783		48,565
Available Seat Miles (millions) (1)	38,620		33,267		74,369		67,519
Passenger Mile Yield (1)	12.36	¢	12.91	¢	12.59	¢	12.96	¢
Operating Revenue Per Available Seat Mile (1)	10.26	¢	10.51	¢	10.07	¢	10.10	¢
Passenger Revenue Per Available Seat Mile (1)	9.47	¢	9.69	¢	9.27	¢	9.32	¢
Operating Cost Per Available Seat Mile (1)	10.88	¢	9.92	¢	10.92	¢	10.60	¢
Passenger Load Factor (1)	76.60%		75.03%		73.66%		71.93%
Breakeven Passenger Load Factor (1)	81.66%		70.48%		80.38%		75.81%
Passengers Enplaned (thousands)	28,616		25,969		53,959		50,879
Fuel Gallons Consumed (millions)	639		571		1,242		1,159
Average Price Per Fuel Gallon, Net of Hedging Gains	104.53	¢	76.29	¢	100.02	¢	81.67	¢
Number of Aircraft in Fleet, End of Period	842		816		842		816
Full-Time Equivalent Employees, End of Period	70,300		69,800		70,300		69,800

Mainline:
Revenue Passenger Miles (millions)	25,714		21,771		47,528		42,753
Available Seat Miles (millions)	33,198		28,628		63,684		58,761
Operating Cost Per Available Seat Mile	10.32	¢	9.56	¢	10.35	¢	10.17	¢
Number of Aircraft in Fleet, End of Period	550		551		550		551

(1) Includes the operations of Atlantic Coast Airlines, Chautauqua Airlines, Inc., and SkyWest Airlines, Inc. under our contract carrier arrangements with those airlines. For additional information about our contract carrier arrangements, see Notes 1 and 5 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

DELTA AIR LINES, INC.
 Aircraft Fleet Table
 (Unaudited)

The following table contains information about our total aircraft fleet, orders, options and rolling options at June 30, 2004, as adjusted for the agreement we entered into in July 2004 with Boeing. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet (1)(2)
						Rolling
Aircraft Type	Owned	Leased	Total	Orders (3)	Options (4)	Options (4)
B-737-200	6	46	52	-	-	-
B-737-300	-	26	26	-	-	-
B-737-800	71	-	71	61	60	168
B-757-200	77	44	121	-	-	-
B-767-200	15	-	15	-	-	-
B-767-300	4	24	28	-	-	-
B-767-300ER	51	8	59	-	10	7
B-767-400	21	-	21	-	23	-
B-777-200	8	-	8	5	20	5
MD-11	8	5	13	-	-	-
MD-88	63	57	120	-	-	-
MD-90	16	-	16	-	-	-
ATR-72	4	15	19	-	-	-
CRJ-100/200	106	123	229	32	133	-
CRJ-700	44	-	44	14	138	-
Total	494	348	842	112	384	180

 (1)  The table above reflects delivery of four CRJ-700 aircraft during the June 2004 quarter.

 (2)  The table above includes the following 16 aircraft, which have been temporarily grounded:
two B-737-200, one B-767-200 and 13 MD-11 aircraft.

(3)   In October 2003, we entered into a definitive agreement to sell 11 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2005. These 11 B-737-800 aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer. For additional information about our definitive agreement, see Note 9 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

(4)   In July 2004, we and Boeing agreed, among other things: (a) to cancel our options to purchase B-777-200 and B-737-800 aircraft for the years 2005 through 2007; (b) to replace those options with rolling options in later years; and (c) to cancel our options and rolling options to purchase B-757-200 aircraft. These changes are reflected in the table above. For additional information about our agreement with Boeing, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
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

Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments considered necessary for a fair statement of results for the interim periods presented.

Effective with the June 2004 quarter, our Consolidated Statements of Operations reflect the following two reclassifications in order to provide better clarity about our Mainline and Regional Affiliate operations:

  Passenger revenues and expenses from our contract carrier arrangements with Atlantic Coast Airlines (ACA), Chautauqua Airlines, Inc. (Chautauqua), and SkyWest Airlines, Inc. (SkyWest) are now reported in regional affiliates passenger revenues and contract carrier arrangements, respectively. Prior to the June 2004 quarter, we recorded the revenues from these arrangements net of related expenses in other, net revenues; and

  Passenger revenues from our Mainline operations and those from our wholly owned subsidiaries ASA Holdings, Inc. (ASA) and Comair Holdings, Inc. (Comair) are now reported separately in mainline passenger revenues and regional affiliates passenger revenues, respectively. Previously, these revenues were reported together as passenger revenues. Expenses from our Mainline operations, ASA and Comair continue to be reported in the applicable expense line item.

We have reclassified prior period amounts to be consistent with the June 2004 quarter presentation. These reclassifications did not impact our operating income (loss) or net income (loss) for each period presented. For additional information about our contract carrier arrangements and the reclassification related to those arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

We have also reclassified certain other prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.

Due to seasonal variations in the demand for air travel and other factors, operating results for the three and six months ended June 30, 2004 are not necessarily indicative of operating results for the entire year.

Business Environment

During the six months ended June 30, 2004, our financial performance continued to deteriorate.  Our unaudited consolidated net loss of $2.3 billion primarily reflects two non‑cash charges totaling $1.7 billion which are discussed in Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, a significant decline in domestic passenger mile yield, near historically high aircraft fuel prices and other cost pressures.  Our cash and cash equivalents at June 30, 2004 were $2.0 billion, down from $2.7 billion at December 31, 2003.  These results are unsustainable and underscore the urgent need to reduce our cost structure.

In light of our losses and the decline in our cash and cash equivalents, we must make permanent structural changes in the near term to appropriately align our cost structure with the depressed level of revenue we can generate in this business environment.  Our cost structure is materially higher than that of low‑cost carriers.  Moreover, other hub‑and‑spoke airlines, such as American Airlines, United Airlines and US Airways, have significantly reduced their costs through bankruptcy or the threat of bankruptcy.  As a result, our unit costs have gone from being among the lowest of the hub‑and‑spoke airlines to among the highest, a result that places us at a serious competitive disadvantage.

In 2002, we began our profit improvement program, which has a goal of reducing our mainline fuel price neutralized unit costs by 15% as compared to 2002 and increasing our revenues.  While we have made progress under this program, significant increases in aircraft fuel prices and pension and related expense and declining yields have offset a large portion of these benefits.  Accordingly, we have now concluded that we will need substantial further reductions to our cost structure in order to achieve viability.

At the end of 2003, we began a strategic reassessment of our business.  The goal of this project is to develop and implement a comprehensive and competitive business strategy that addresses the airline industry environment and positions us to achieve long‑term sustained success.  As part of this project, we are now also evaluating the appropriate cost reduction targets and the actions we should take to seek to achieve these targets.  Because our cost reduction targets will be substantial, we believe that our key stakeholder groups, including our lessors, vendors, lenders and employees, must participate in the process if we are to be successful.

Our pilot cost structure is significantly higher than that of our competitors and must be reduced in order for us to compete effectively with both hub‑and‑spoke airlines and low‑cost carriers.  On July 30, 2004, we presented a proposal to the Air Line Pilots Association, International (ALPA), the union representing our pilots, to reduce our pilot costs by approximately $1 billion annually through a combination of changes in wages, pension and other benefits and work rules.  We believe that this approximately $1 billion in annual pilot cost savings, in addition to significant cost reductions from other stakeholder groups, is essential for us to compete successfully.  We cannot predict the outcome of our discussions with ALPA.

During the six months ended June 30, 2004, lower than anticipated domestic passenger mile yields and higher than expected aircraft fuel prices have caused our actual and projected cash flows from operations for 2004 to be significantly lower than we had projected at the beginning of that year.  As a result, we plan to use a portion of our cash reserves to pay certain obligations that we previously anticipated would be paid from cash flows from operations. Accordingly, we expect our cash and cash equivalents to decline during the remainder of 2004 at a level consistent with the decline during the first half of the year.

Our unencumbered assets are limited, our credit ratings have been substantially lowered and our cost structure is materially higher than that of our competitors.  Except for our existing commitments to finance our purchase of regional jet aircraft, we have no available lines of credit. We believe that, unless we achieve significant reductions in our cost structure, we will be unable to access the capital markets for new borrowings on acceptable terms.  Continued losses of the magnitude we recorded in 2003 and in the six months ended June 30, 2004 are unsustainable, and we have significant obligations due in 2005 and thereafter, including significant debt maturities, operating lease payments, purchase obligations and required pension funding.  We are intensively engaged in an effort to identify and obtain cost reductions from our key stakeholders, and to implement new strategic business initiatives in order to effect a successful out-of-court restructuring, but there can be no assurance this effort will succeed.  If we cannot make substantial progress in the near term toward achieving a competitive cost structure that will permit us to regain sustained profitability and access the capital markets on acceptable terms, we will need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Bulletin (APB) Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.  For additional information about our stock-based compensation plans, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K. No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

The estimated fair values of stock options granted during the three and six months ended June 30, 2004 and 2003 were derived using a Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted During the
	Three Months Ended June 30,		Six Months Ended June 30,
Assumption	2004 (1)	2003	2004	2003

Risk-free interest rate	-	2.2%	2.6%	2.2%
Average expected life of stock options (in years)	-	5.2	4.0	5.2
Expected volatility of common stock	-	54.3%	58.3	54.3%
Expected annual dividends on common stock	$ -	$ -	$ -	$ -
Weighted average fair value of a stock option granted	$ -	$ 7	$ 5	$ 7
(1) There were no stock options granted during the three months ended June 30, 2004.

The following table shows what our net income (loss) and earnings (loss) per share would have been for the three and six months ended June 30, 2004 and 2003, had we accounted for our stock-based compensation plans under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2004	2003	2004	2003

Net income (loss):
As reported	$ (1,963)	$ 184	$ (2,346)	$ (282)
Stock option compensation expense determined under
the fair value based method, net of tax	(5)	(8)	(9)	(16)
As adjusted for the fair value method under SFAS 123	$ (1,968)	$ 176	$ (2,355)	$ (298)

Basic earnings (loss) per share:
As reported	$ (15.79)	$ 1.46	$ (18.95)	$ (2.35)
As adjusted for the fair value method under SFAS 123	$ (15.82)	$ 1.40	$ (19.02)	$ (2.48)

Diluted earnings (loss) per share:
As reported	$ (15.79)	$ 1.40	$ (18.95)	$ (2.35)
As adjusted for the fair value method under SFAS 123	$ (15.82)	$ 1.34	$ (19.02)	$ (2.48)

2.      MARKETABLE AND OTHER EQUITY SECURITIES

Republic Airways Holdings, Inc. (Republic)

In conjunction with our contract carrier agreement with Chautauqua, a regional air carrier that is a subsidiary of Republic, we have received certain equity interests in

Republic. On May 27, 2004, Republic completed an initial public offering (IPO) of 5,000,000 shares of its common stock for $13.00 per share. We held the following equity interests in Republic as of June 30, 2004:

Warrant	Shares	Exercise Price
2002 Warrant	1,500,000	$12.50 per share
2003 Warrant (February)	720,000	$13.00 per share
2003 Warrant (October)	300,000	$12.35 per share
2004 Warrant(1)	480,000	$12.35 per share
IPO Warrant(2)	1,500,000	$12.35 per share
(1)The 2004 Warrant is exercisable in whole or part at any time until March 10, 2014. (2)The IPO Warrant is exercisable in whole or part at any time until May 27, 2014.

The fair value of the IPO Warrant on the date it became exercisable was approximately $11 million, which is being recognized on a straight-line basis to income. The Republic IPO did not have a material impact on our Condensed Consolidated Financial Statements for the quarter ended June 30, 2004.

For additional information about our contract carrier agreement with Chautauqua, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 9 of the Notes to the Consolidated Financial Statements in our Form 10-K. For additional information about our equity interests in Republic, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

3.      DERIVATIVE INSTRUMENTS

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), we record all derivative instruments on our Consolidated Balance Sheets at fair value and recognize certain changes in these fair values in our Consolidated Statements of Operations.  SFAS 133 applies to the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in certain companies.  The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

	Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Change in time value of fuel hedge contracts	$ -	$ (15)	$ (18)	$ (42)
Ineffective portion of fuel hedge contracts	-	(2)	(10)	19
Fair value adjustment of equity rights	5	8	10	8
Fair value adjustments of SFAS 133 derivatives, pretax	$ 5	$ (9)	$ (18)	$ (15)

Equity Warrants and Other Similar Rights

The fair value of our equity warrants and other similar rights totaled $56 million and $30 million at June 30, 2004 and December 31, 2003, respectively. The change in the fair value of these rights is recorded in fair value adjustments of SFAS 133 derivatives on our Consolidated Statements of Operations. For additional information about these equity interests, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

4.      DEBT INSTRUMENTS

The following table summarizes the scheduled maturities of our debt, including current maturities, at June 30, 2004, as adjusted for changes in these scheduled maturities that occurred subsequent to June 30, 2004 (see Note 13):

Years Ending December 31,	Principal
(in millions)	Amount
Six months ending December 31, 2004	$ 226
2005	1,196
2006	589
2007	537
2008	1,293
After 2008	8,608
Total	$ 12,449

On January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft.  At June 30, 2004, the total borrowings outstanding under this facility, as amended, were $159 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin.

In the June 2004 quarter, we entered into secured financing arrangements under which we borrowed a total of $190 million. These borrowings are due in installments through June 2020; are secured by five CRJ-200 and seven CRJ-700 aircraft; and bear interest at LIBOR plus a margin. The proceeds from these borrowings were used to (1) repay $134 million of outstanding interim financing for five CRJ-200 and three CRJ-700 aircraft and (2) finance our purchase of four CRJ-700 aircraft delivered in the June 2004 quarter.

For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 4 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2004.  For information about financing transactions that occurred subsequent to June 30, 2004, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

5.         COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of June 30, 2004 are estimated to be $4.5 billion. The following table shows the timing of these commitments, as adjusted for the agreement we entered into in July 2004 with Boeing which, as discussed below, changed the delivery date of certain aircraft on firm order:

Year Ending December 31,
(in millions)	Amount
Six months ending December 31, 2004	$ 363
2005	1,017
2006	757
2007	1,628
2008	337
After 2008	406
Total	$ 4,508

The table above includes approximately $310 million for the six months ending December 31, 2004 for the purchase of regional jet aircraft. We have available to us long-term, secured financing commitments to fund a substantial portion of this amount. Our commitments for the year ending December 31, 2005 include our agreement to purchase 32 CRJ-200 aircraft, for which financing is available to us, on a long-term secured basis, at the time of acquisition of these aircraft. For additional information about these financing commitments, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2004.

Additionally, the table above includes our commitment to purchase 11 B-737-800 aircraft, which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer in 2005. This transaction will reduce our commitments by approximately $440 million, with substantially all of this reduction occurring in 2005. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Subsequent to June 30, 2004, we entered into an agreement with Boeing which:

  Deferred from 2005 to 2008 the delivery of two B-777-200 aircraft;
  Deferred from 2006 to 2009 the delivery of three B-777-200 aircraft;
  Deferred from 2006 to 2007 the delivery of five B-737-800 aircraft; and
  Accelerated from 2008 to 2007 the delivery of eight B-737-800 aircraft.

Our agreement with Boeing also (1) canceled our options to purchase B-777-200 and B-737-800 aircraft in 2005 through 2007; (2) replaced these options with rolling options in later years; and (3) canceled  our options and rolling options to purchase B-757-200 aircraft.

Contract Carrier Agreement Commitments

We have contract carrier agreements with three regional air carriers: ACA, Chautauqua, and SkyWest. Under these agreements, ACA, Chautauqua, and SkyWest operate certain of their aircraft using our flight code; we schedule those aircraft and sell the seats on those flights; and we retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on their cost of operating those flights and other factors intended to approximate market rates for those services. The number of aircraft operated under these agreements at June 30, 2004 and June 30, 2003 totaled 126 and 133, respectively.

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, we now report passenger revenues and expenses from our contract carrier arrangements in regional affiliates passenger revenues and contract carrier arrangements, respectively. Previously, we reported these revenues and expenses net in other, net revenues on our Consolidated Statements of Operations. The following table shows the effect of this reclassification for the periods presented on passenger revenues, other revenues, operating revenues and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Passenger revenues	$196	$174	$386	$313
Other revenues	41	16	88	46
Increase in operating revenues	$237	$190	$474	$359

Increase in operating expenses	$237	$190	$474	$359

In addition, we have included the Available Seat Miles (ASMs) and Revenue Passenger Miles (RPMs), shown in the following table, related to our contract carrier arrangements in our consolidated statistics on page 6 of this Form 10-Q so that those statistics are more meaningful:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
ASMs	1,391	1,233	2,777	2,281
RPMs	1,013	887	1,961	1,607

In April 2004, we notified ACA that we will terminate our contract carrier agreement with them, effective November 2004, due to their plans to change their business model by operating a new low-fare airline, which includes operating jet aircraft with more than 70 seats.  Our collective bargaining agreement with ALPA prohibits contract carrier codeshare arrangements with domestic carriers such as ACA if the contract carrier operates aircraft with more than 70 seats. In July 2004, ACA exercised its right to require us to assume the leases on the 30 leased Fairchild Dornier FRJ-328 regional jet aircraft that it operates for us, as of the termination date of our contract carrier agreement. We estimate that the total remaining operating lease payments on these 30 aircraft leases, when we are required to assume the leases in November 2004, will be approximately $300 million. These operating lease payments will be made over the remaining terms of the aircraft leases, which are approximately 13 years. We expect that these 30 aircraft will remain in the Delta Connection carrier program, but will be operated for us by another carrier.

For additional information about our contract carrier agreements, see Note 9 of the Notes to the Consolidated Financial Statements in our Form 10-K.

War-Risk Insurance Contingency

Under the 2003 Emergency Wartime Supplemental Appropriations Act, the U.S. government is currently providing U.S. airlines with war-risk insurance to cover losses, including those of terrorism, to passengers, third parties (ground damage) and the aircraft hull.  On July 30, 2004, the Secretary of Transportation directed the Federal Aviation Administration to extend the war-risk insurance currently in force from August 31, 2004 to December 31, 2004.  The U.S. government is considering legislative and administrative options to extend some or all of the war-risk insurance provided to U.S. airlines beyond December 31, 2004; however, there can be no assurance that such an extension will occur.  The withdrawal of government support of airline war-risk insurance would require us to obtain insurance coverage commercially, which could have substantially less desirable coverage, may not be adequate to protect our risk of loss from future acts of terrorism and may result in a material increase to our operating expenses.

6.        INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
(in millions)	2004	2003
Net operating loss carryforwards	$ 2,405	$ 1,908
Additional minimum pension liability	1,417	1,454
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	2,907	2,328
Valuation allowance	(1,715)	(25)
Total deferred tax assets	$ 5,360	$ 6,011

Temporary differences (primarily depreciation and amortization)	(5,548)	(4,849)
Total deferred tax (liabilities)	$ (5,548)	$ (4,849)

Net deferred tax (liabilities) assets	$ (188)	$ 1,162

The following table shows the current and noncurrent deferred tax (liabilities) assets, net recorded on our Consolidated Balance Sheets at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
(in millions)	2004	2003
Current deferred tax assets, net	$90	$293
Noncurrent deferred tax (liabilities) assets, net	(278)	869
Net deferred tax (liabilities) assets	$(188)	$1,162

In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), the current and noncurrent components of our deferred tax balances are based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not based on a component of our balance sheet, such as our net operating loss carryforwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

At June 30, 2004, we had $346 million of federal alternative minimum tax credit carryfowards, which do not expire. We also had federal and state pretax net operating loss carryforwards of approximately $6.2 billion at June 30, 2004, substantially all of which will not begin to expire until 2022. However, in the event we seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code, our ability to utilize our net operating loss carryforwards may be significantly limited. This could result in the need for an additional valuation allowance, which may be material.

SFAS 109 requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities; the overall business environment; our historical earnings and losses; our industry’s historically cyclical periods of earnings and losses; and our outlook for future years.

In the June 2004 quarter, based on the considerations above, we determined that it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred income tax assets. This is primarily due to higher than expected fuel costs and lower than anticipated domestic passenger mile yields, which have caused our actual and anticipated financial performance for 2004 to be significantly worse than we originally projected. Accordingly, at June 30, 2004, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.5 billion non-cash charge to income tax expense on our Consolidated Statement of Operations for the three months ended June 30, 2004. In addition, we will discontinue recording income tax benefits in our Consolidated Statement of Operations until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

For additional information about our income taxes, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

7.        EMPLOYEE BENEFIT PLANS

During the June 2004 quarter, we recorded a $117 million non-cash settlement charge in our Consolidated Statement of Operations related to our defined benefit pension plan for pilots (Pilot Plan) due to lump sum distributions to pilots who retired. We recorded this charge in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88).  SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.

Due to this non-cash settlement charge, we remeasured the benefit plan obligation for the Pilot Plan as of March 31, 2004 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87).  As a result of this remeasurement, at June 30, 2004 we adjusted our additional minimum pension liability by recording a $96 million reduction ($59 million net of tax) to accumulated other comprehensive loss and reducing by $7 million a previously recognized intangible asset. This non-cash adjustment reduced the Pilot Plan liability by $103 million. This remeasurement did not have a material impact on our 2004 pension expense.

We expect to record additional non-cash settlement charges related to the Pilot Plan in the September 2004 and December 2004 quarters. The September 2004 settlement charge will not be material. We cannot reasonably estimate the December 2004 settlement charge at this time because this charge will depend on the number of pilots who retire, the amount of related lump sum distributions and other data which is not now available.

Net periodic benefit cost for the three months ended June 30, 2004 and 2003 included the following components:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2004	2003	2004	2003
Service cost	$59	$55	$7	$8
Interest cost	188	177	29	41
Expected return on plan assets	(167)	(174)	-	-
Amortization of prior service cost (benefit)	4	3	(21)	(12)
Recognized net actuarial loss	46	23	1	2
Amortization of net transition obligation	2	2	-	-
Settlement charge	117	-	-	-
Net periodic benefit cost	$249	$86	$16	$39

Net periodic benefit cost for the six months ended June 30, 2004 and 2003 included the following components:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2004	2003	2004	2003
Service cost	$118	$110	$15	$16
Interest cost	376	354	63	82
Expected return on plan assets	(334)	(348)	-	-
Amortization of prior service cost (benefit)	8	6	(38)	(24)
Recognized net actuarial loss	95	46	4	4
Amortization of net transition obligation	4	4	-	-
Settlement charge	117	-	-	-
Curtailment loss (gain)	-	47	-	(4)
Net periodic benefit cost	$384	$219	$44	$74

We expect our total pension contributions to our qualified defined benefit pension plans during 2004 to be approximately $460 million, $410 million of which was contributed during the six months ended June 30, 2004.

For additional information about our benefit plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 6 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2004.

8.      SHAREOWNERS' DEFICIT

During the six months ended June 30, 2004, we distributed from treasury (1) 1,594,049 shares of our common stock for redemptions of our Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock) under our Delta Family-Care Savings Plan and

(2) a total of 80,503 shares of our common stock under our 2000 Performance Compensation Plan and our Non-Employee Directors’ Stock Plan. For additional information about our stock compensation plans and our ESOP Preferred Stock, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

9.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes (1) reported net income (loss); (2) additional minimum pension liability adjustments; and (3) unrealized effective gains and losses on fuel derivative instruments that qualify for hedge accounting. The following table shows our comprehensive loss for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Net income (loss)	$(1,963)	$184	$(2,346)	$(282)
Other comprehensive income (loss)	39	(7)	51	81
Comprehensive income (loss)	$(1,924)	$177	$(2,295)	$(201)

The following table shows the components of accumulated other comprehensive loss at June 30, 2004 and the activity for the six months then ended:

	Additional		Accumulated
	Minimum	Fuel	Other
	Pension	Derivative	Comprehensive
(in millions)	Liability	Instruments	Loss
Balance at December 31, 2003	$(2,372)	$34	$(2,338)
Minimum pension liability adjustment	96	-	96
Unrealized gain	-	50	50
Realized gain	-	(63)	(63)
Tax effect	(37)	5	(32)
Net of tax	59	(8)	51
Balance at June 30, 2004	$(2,313)	$26	$(2,287)

We anticipate that pretax gains of $41 million related to our fuel hedge contracts settled prior to their scheduled settlement dates will be realized through December 31, 2004 as the aircraft fuel purchases that were being hedged are consumed. These gains will be recognized as a reduction to aircraft fuel expense. For additional information about the settlement of our fuel hedge contracts, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2004.  For information about our additional minimum pension liability, see Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

10.     GEOGRAPHIC INFORMATION

We are managed as a single business unit that provides air transportation for passengers and cargo.  For additional information about how we manage our business, see Note 14 of the Notes to the Consolidated Financial Statements in our Form 10-K.  Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
North America	$ 3,189	$ 2,927	$ 6,142	$ 5,711
Atlantic	585	420	981	791
Latin America	150	128	298	270
Pacific	37	21	69	48
Total	$ 3,961	$ 3,496	$ 7,490	$ 6,820

11.     RESTRUCTURING AND OTHER RESERVES

The following table shows our restructuring and other reserve balances as of June 30, 2004 and the activity for the six months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs:

		Severance and Related Costs
	Facilities	2002 Workforce Reduction	2001 Workforce Reduction
(in millions)	and Other	Programs	Programs
Balance at December 31, 2003	$ 47	$ 5	$ 1
Payments	(4)	(2)	(1)
Adjustments	(1)	(2)	-
Balance at June 30, 2004	$ 42	$ 1	$ -

The facilities and other reserve represents costs related primarily to (1) lease payments to be paid on closed facilities and (2) contract termination fees. The reserve for the 2002 workforce reduction programs primarily represents employee severance costs.

During the six months ended June 30, 2004, we recorded adjustments totaling $3 million related to the 2002 workforce reduction programs reserve and to the facilities and other reserve based on revised estimates of remaining costs. For additional information about our charges for restructuring and related items recorded in prior years, see Notes 15 and 16 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2004	2003	2004	2003
BASIC:
Net income (loss)	$ (1,963)	$ 184	$ (2,346)	$ (282)
Dividends on allocated Series B ESOP
Convertible Preferred Stock	(5)	(4)	(9)	(8)

Net income (loss) available to common shareowners	$ (1,968)	$ 180	$ (2,355)	$ (290)

Weighted average shares outstanding	124.7	123.4	124.3	123.4

Basic earnings (loss) per share	$ (15.79)	$ 1.46	$ (18.95)	$ (2.35)

DILUTED:
Net income (loss) available to common shareowners	$ (1,968)	$ 180	$ (2,355)	$ (290)
Adjustment to income assuming conversion of
Series B ESOP Convertible Preferred Stock	-	3	-	-

Net income (loss) available to diluted common shares	$ (1,968)	$ 183	$ (2,355)	$ (290)

Weighted average shares outstanding	124.7	123.4	124.3	123.4
Conversion of Series B ESOP Convertible
Preferred Stock	-	6.1	-	-
Exercise of stock options	-	0.5	-	-
Conversion of performance based stock units	-	0.5	-	-
Weighted average shares outstanding as adjusted	124.7	130.5	124.3	123.4

Diluted earnings (loss) per share	$ (15.79)	$ 1.40	$ (18.95)	$ (2.35)

For the three and six months ended June 30, 2004, we excluded from the diluted loss per share computation (1) 37.2 million and 37.5 million stock options, respectively, because the exercise price of the options was greater than the average price of our common stock; (2) 7.3 million and 7.1 million additional shares, respectively, primarily related to our ESOP Preferred Stock, because their effect on our loss per share was anti-

dilutive; and (3) 12.5 million and 23.9 million shares issuable upon conversion of our 8% Convertible Senior Notes and our 2-7/8% Convertible Senior Notes, respectively, because the contingent conditions for conversion had not been met.

For the three and six months ended June 30, 2003, we excluded from the diluted loss per share computation (1) 56.9 million and 57.6 million stock options, respectively, because the exercise price of the options was greater than the average price of our common stock and (2) 12.5 million shares issuable upon conversion of our 8% Convertible Senior Notes because the contingent conditions for conversion had not been met.  For the six months ended June 30, 2003, we also excluded from the diluted loss per share computation 6.9 million additional shares, primarily related to our ESOP Preferred Stock, because their effect on our loss per share was anti-dilutive.

For additional information about our 8% Convertible Senior Notes and our 2-7/8% Convertible Senior Notes, see Notes 6 and 22, respectively, of the Notes to the Consolidated Financial Statements in our Form 10-K.

13.    SUBSEQUENT EVENTS

General Electric Capital Corporation (GECC) Agreements

On July 7, 2004, we entered into amendments to three of our secured financing agreements with GECC (Spare Engines Loan, Aircraft Loan and Spare Parts Loan). This transaction increased our aggregate borrowings under these loan agreements by $380 million without our having to pledge additional collateral. As required by the amendments, we used $228 million of this amount to repurchase immediately $228 million principal amount of our Series 2001-1 Enhanced Equipment Trust Certificates held by GECC, which were due in 2006 (2001 EETC). As a result of these amendments:

  Spare Engines Loan. The principal amount of this loan increased by $113 million to $232 million. This loan is secured by (1) 96 specified spare Mainline aircraft engines, which constitute substantially all the spare Mainline aircraft engines owned by us (Engine Collateral) and (2) so long as certain letters of credit issued by GECC are outstanding, nine B-767-400 and three B-777-200 aircraft (Letter of Credit Aircraft Collateral). Borrowings under this loan are not repayable at our election prior to maturity.

  Aircraft Loan. The principal amount of this loan increased by $43 million to $150 million. This loan is secured by five B-767-400 aircraft (Other Aircraft Collateral), the Engine Collateral and substantially all the Mainline aircraft spare parts now owned or subsequently purchased by us (Spare Parts Collateral). Borrowings under this loan are repayable at our election at any time, subject to prepayment fees on any prepayment.

  Spare Parts Loan.  The principal amount of this loan increased by $224 million to $310 million. This loan is secured by the Other Aircraft Collateral, the Engine Collateral and the Spare Parts Collateral. Borrowings under this loan are repayable at our election at any time after July 6, 2007, subject to prepayment fees on any prepayment.

  Final Maturity Date. The final maturity date of each of the three financing agreements was extended from April 15, 2010 to July 7, 2011.

  Repurchase of 2001 EETC. We used $228 million of the incremental borrowings under the three financing agreements, as amended, to purchase $228 million principal amount of our 2001 EETC.

In addition, prior to the amendments, the Engine Collateral secured, on a subordinated basis, up to $230 million of certain other existing debt and aircraft lease obligations to GECC and its affiliates. The amendments will reduce this amount to $110 million on September 28, 2004, provided that no event of default has occurred and is continuing on that date.

For additional information about our financing agreements with GECC, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Other Financing Arrangements

In July 2004, we entered into secured financing arrangements under which we borrowed a total of $151 million. These borrowings are due in installments through July 2019; are secured by seven CRJ-200 and three CRJ-700 aircraft; and bear interest at LIBOR plus a margin. The proceeds from these borrowings were used to repay a portion of the $159 million of outstanding interim financing for these seven CRJ-200 and three CRJ-700 aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

During the six months ended June 30, 2004, our financial performance continued to deteriorate.  Our unaudited consolidated net loss of $2.3 billion primarily reflects two non‑cash charges totaling $1.7 billion which are discussed elsewhere in this Form 10-Q, a significant decline in domestic passenger mile yield, near historically high aircraft fuel prices and other cost pressures.  Our cash and cash equivalents at June 30, 2004 were $2.0 billion, down from $2.7 billion at December 31, 2003.  These results are unsustainable and underscore the urgent need to reduce our cost structure.

Our financial performance for the six months ended June 30, 2004 was materially adversely affected by a decrease in domestic passenger mile yield.  While revenue passenger miles, or traffic, rose 13% in the six months ended June 30, 2004 compared to the corresponding period in the prior year, passenger revenue increased only 10%, reflecting a 2% decrease in the domestic passenger mile yield on a year‑over‑year basis.  The decrease in domestic passenger mile yield reflects the permanent changes in the airline industry that have occurred primarily due to the rapid and continuing growth of low‑cost carriers with which we compete in most of our domestic markets.

Aircraft fuel prices also had a significant negative impact on our financial results for the six months ended June 30, 2004.  These prices reached near historically high levels, as our average fuel price per gallon increased 22% to $1.00 (net of hedging gains) for the six months ended June 30, 2004 compared to the corresponding period in the prior year.  We project that our annual aircraft fuel expense will be approximately $680 million higher in 2004 than in 2003, with about 75% of this increase caused by higher aircraft fuel prices.

In light of our losses and the decline in our cash and cash equivalents, we must make permanent structural changes in the near term to appropriately align our cost structure with the depressed level of revenue we can generate in this business environment.  Our cost structure is materially higher than that of low-cost carriers.  Moreover, other hub-and-spoke airlines, such as American Airlines, United Airlines and US Airways, have significantly reduced their costs through bankruptcy or the threat of bankruptcy.  As a result, our unit costs have gone from being among the lowest of the hub-and-spoke airlines to among the highest, a result that places us at a serious competitive disadvantage.

In 2002, we began our profit improvement program, which has a goal of reducing our mainline fuel price neutralized unit costs by 15% as compared to 2002 and increasing our revenues.  While we have made progress under this program, significant increases in aircraft fuel prices and pension and related expense and declining yields have offset a large portion of these benefits.  Accordingly, we have now concluded that we will need substantial further reductions to our cost structure in order to achieve viability.

At the end of 2003, we began a strategic reassessment of our business.  The goal of this project is to develop and implement a comprehensive and competitive business strategy that addresses the airline industry environment and positions us to achieve long‑term sustained success.  As part of this project, we are now also evaluating the appropriate cost reduction targets and the actions we should take to seek to achieve these targets.  Because our cost reduction targets will be substantial, we believe that our key stakeholder groups, including our lessors, vendors, lenders and employees, must participate in the process if we are to be successful.

Our pilot cost structure is significantly higher than that of our competitors and must be reduced in order for us to compete effectively with both hub‑and‑spoke airlines and low‑cost carriers.  On July 30, 2004, we presented a proposal to the Air Line Pilots Association, International (ALPA), the union representing our pilots, to reduce our pilot costs by approximately $1 billion annually through a combination of changes in wages, pension and other benefits and work rules.  We believe that this approximately $1 billion in annual pilot cost savings, in addition to significant cost reductions from other stakeholder groups, is essential for us to compete successfully.  We cannot predict the outcome of our discussions with ALPA.

In our Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10‑K), we stated that, absent factors beyond our control, we believed that our annual cash flows from operations in 2004 would be sufficient to fund our daily operations as well as our non‑fleet capital expenditures, but would not be sufficient to pay our aircraft capital expenditures and debt maturities, for that year.  During the six months ended June 30, 2004, lower than anticipated domestic passenger mile yields and higher than expected aircraft fuel prices have caused our actual and projected cash flows from operations for 2004 to be significantly lower than we had projected at the beginning of that year.  As a result, we plan to use a portion of our cash reserves to pay certain obligations that we previously anticipated would be paid from cash flows from operations. Accordingly, we expect our cash and cash equivalents to decline during the remainder of 2004 at a level consistent with the decline during the first half of the year.  We traditionally have experienced a seasonal decline in our cash flows in the December quarter because demand for air travel is generally lower in that quarter than it is in the September quarter.

Our unencumbered assets are limited, our credit ratings have been substantially lowered and our cost structure is materially higher than that of our competitors.  Except for our existing commitments to finance our purchase of regional jet aircraft, we have no available lines of credit. We believe that, unless we achieve significant reductions in our cost structure, we will be unable to access the capital markets for new borrowings on acceptable terms.  Continued losses of the magnitude we recorded in 2003 and in the six months ended June 30, 2004 are unsustainable, and we have significant obligations due in 2005 and thereafter, including significant debt maturities, operating lease payments, purchase obligations and required pension funding.  We are intensively engaged in an effort to identify and obtain cost reductions from our key stakeholders and to implement new strategic business initiatives in order to effect a successful out-of-court restructuring, but there can be no assurance this effort will succeed.  If we cannot make substantial progress in the near term toward achieving a competitive cost structure that will permit us to regain sustained profitability and access the capital markets on acceptable terms, we will need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

For additional information about the business environment and the risks we face, see the Business Environment section of Management’s Discussion and Analysis (MD&A) in our Form 10‑K and Risk Factors Relating to the Airline Industry and Delta in this Form 10-Q. For additional information about our obligations due in 2005 and thereafter, see the Contractual Obligations section of MD&A in our Form 10-K, as updated by this Form 10-Q.

Results of Operations—Three Months Ended June 30, 2004 and 2003

Net Income (Loss) and Earnings (Loss) per Share

Our unaudited consolidated net loss was $2.0 billion for the June 2004 quarter ($15.79 diluted loss per share), compared to net income of $184 million ($1.40 diluted earnings per share) in the June 2003 quarter.  The June 2004 quarter loss includes two non-cash charges totaling $1.7 billion related to our (1) deferred income tax assets and (2) defined benefit pension plan for pilots. These non-cash charges are discussed below.

Reclassifications

Effective with the June 2004 quarter, our Consolidated Statements of Operations reflect the following two reclassifications in order to provide better clarity about our Mainline and Regional Affiliate operations:

  Passenger revenues and expenses from our contract carrier arrangements with Atlantic Coast Airlines (ACA), Chautauqua Airlines, Inc. (Chautauqua), and SkyWest Airlines, Inc. (SkyWest) are now reported in regional affiliates passenger revenues and contract carrier arrangements, respectively. Prior to the June 2004 quarter, we recorded the revenues from these arrangements net of related expenses in other, net revenues; and

  Passenger revenues from our Mainline operations and those from our wholly owned subsidiaries ASA Holdings, Inc. (ASA) and Comair Holdings, Inc. (Comair) are now reported separately in mainline passenger revenues and regional affiliates passenger revenues, respectively. Previously, these revenues were reported together as passenger revenues. Expenses from our Mainline operations, ASA and Comair continue to be reported in the applicable expense line item.

We have reclassified prior period amounts to be consistent with the June 2004 quarter presentation. These reclassifications did not impact our operating income (loss) or net income (loss) for each period presented. For additional information about our contract carrier arrangements and the reclassification related to those arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Operating Revenues

Operating revenues totaled $4.0 billion in the June 2004 quarter, a 13% increase from the June 2003 quarter when operating revenues were depressed due to the war in Iraq and the difficult revenue environment.

Passenger revenue increased 13% on a 16% increase in capacity.  The increase in passenger revenue reflects a 19% rise in Revenue Passenger Miles (RPMs) and a 4% decline in passenger mile yield.  The increase in capacity was primarily driven by the restoration of flights that we reduced in 2003 due to the war in Iraq.  The decline in yield reflects a 3% decrease due to our lack of pricing power from the continuing growth of low-cost carriers with which we compete in most of our domestic markets.  Additionally, 1% of the decline in yield is because, in accordance with guidance provided by the U.S. Department of Transportation, revenue under the Civil Reserve Air Fleet (CRAF) program was included in passenger revenue in the June 2003 quarter but the related Available Seat Miles (ASMs) and RPMs were not reported in the operating statistics for that period.

Passenger Revenue per ASM (Passenger RASM) decreased 2% to 9.47¢. Load factor increased 1.6 points to 76.6%.  For additional information about factors impacting our passenger revenues for the June 2004 quarter, see the Business Environment section of MD&A in this Form 10-Q and in our Form 10-K.

North American Passenger Revenues - North American passenger revenues increased 11% to $2.9 billion for the June 2004 quarter on a capacity increase of 13%.  RPMs increased 14%, while passenger mile yield fell 3%. The decrease in yield reflects the continuing growth of low-cost carriers with which we compete in most of our domestic markets.  Passenger RASM decreased 1% to 9.70¢.  Load factor increased by 1.1 points to 75.5%.

International Passenger Revenues - International passenger revenues increased 35% to $698 million during the June 2004 quarter on a capacity increase of 30%.  RPMs increased 35%, while passenger mile yield remained unchanged. Passenger RASM increased 4% to 8.45¢.  Load factor increased by 2.9 points to 81.1%.  The increases in passenger revenues, RPMs, Passenger RASM and load factor are primarily due to the depressed levels in the prior year resulting from the war in Iraq.

Cargo and Other Revenues - Cargo revenues increased 10% to $125 million in the June 2004 quarter primarily due to higher freight rates and volume and favorable foreign currency exchange rates, which were partially offset by lower mail yield. Cargo ton miles increased 15%, while cargo ton mile yield decreased 5%.  Other revenues increased 13% to $180 million, reflecting a 5% rise due to increased administrative service charges and a 3% increase due to higher codeshare revenue from capacity increases.

Operating Expenses

Operating expenses were $4.2 billion and $3.3 billion for the June 2004 and June 2003 quarters, respectively. The increase in operating expenses was primarily due to (1) the $117 million non-cash settlement charge recorded in the June 2004 quarter related to our defined benefit pension plan for pilots, (2) higher fuel prices in the June 2004 quarter than in the June 2003 quarter and (3) $398 million in government reimbursements under the Emergency Wartime Supplemental Appropriations Act (Appropriations Act) that were recorded as an offset to operating expenses in the June 2003 quarter.  Operating capacity increased 16% to 39 billion ASMs primarily due to the restoration of capacity that we reduced in the prior year period due to the war in Iraq.  Operating cost per available seat mile (CASM) increased 10% to 10.88¢.

Salaries and related costs decreased 1% to $1.6 billion. This reflects a 4% decline due to a decrease in benefit expenses from our cost savings initiatives and a 2% decline due to lower incentive program expenses.  These decreases were partially offset by a 2% increase due to higher pension and related expense, a 1% rise from a 4.5% salary rate increase in May 2004 for our pilots under their collective bargaining agreement and a 1% increase due to growth in our wholly owned regional jet operations.

Aircraft fuel expense increased 54% to $669 million due primarily to a $161 million increase due to higher fuel prices, which remain near historically high levels, as well as a $73 million increase due to higher consumption from our increase in capacity in the June 2004 quarter. The average fuel price per gallon increased 37% to $1.05 and total gallons consumed increased 12%.

None of our aircraft fuel requirements were hedged during the June 2004 quarter.  We hedged approximately 84% of these requirements during the June 2003 quarter. As discussed in Note 22 of the Notes to the Consolidated Financial Statements in our Form 10-K, in February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates, resulting in a deferred gain of $82 million ($12 million of which was recognized in the March 2004 quarter).  In the June 2004 quarter, we recognized a reduction in fuel expense of $31 million, which represents a portion of this deferred gain.  The remaining $39 million of the deferred gain will be recognized during the six months ending December 31, 2004 when the related fuel purchases that were being hedged are consumed.  Our June 2003 fuel expense is shown net of fuel hedge gains of $36 million.

We project that our annual fuel expense will be approximately $680 million higher in 2004 than it was in 2003.  Approximately 75% of this increase is due to higher fuel prices, while the remaining 25% is from increased consumption due to higher capacity.  These projections assume an average fuel price per gallon in 2004 of $1.03 (net of hedging gains), which is 26% higher than our average fuel price per gallon in 2003, and aircraft fuel consumption of approximately 2.5 billion gallons, which is 7% higher than the aircraft fuel gallons we used in 2003.

Contracted services expense increased 14% due primarily to a 3% increase in temporary staffing, a 3% increase due to new contracts, a 2% increase due to higher international capacity and a 1% increase from additional technology projects.

Expenses from our contract carrier arrangements increased 25% to $237 million.  This amount primarily represents growth under our agreement with Chautauqua.

Other selling expenses increased 17%. This primarily reflects a 10% increase due to higher advertising costs and a 5% rise due to increased credit card costs from higher traffic.  Passenger commissions expense increased 16%, primarily due to higher incentive commissions.

Passenger service expense increased 12% primarily due to a 15% increase from higher traffic partially offset by a 7% decrease due to lower expenses from our cost savings initiatives.

Pension settlements, restructuring and related items, net reflects a $117 million non-cash settlement charge ($0.94 loss per share) in the June 2004 quarter related to our defined benefit pension plan for pilots (Pilot Plan) due to lump sum distributions to pilots who retired. For additional information about this charge, see Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. We expect to record additional non-cash settlement charges related to the Pilot Plan in the September 2004 and December 2004 quarters. The September 2004 settlement charge will not be material.  We cannot reasonably estimate the December 2004 settlement charge at this time because this charge will depend on the number of pilots who retire, the amount of related lump sum distributions and other data which is not now available.

During the June 2003 quarter, passenger and air carrier security fee reimbursements from the U.S. government under the Appropriations Act totaled $398 million ($251 million net of tax, $1.92 diluted earnings per share).  These reimbursements were recorded as an offset to operating expenses.  For additional information about the Appropriations Act, see Note 19 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Other operating expenses increased 16%, primarily due to a 14% increase related to miscellaneous taxes and a 5% increase due to increased international traffic.  These increases were partially offset by a 6% decrease from lower professional fees.

Operating Income (Loss) and Operating Margin

We incurred an operating loss of $241 million for the June 2004 quarter, compared to operating income of $196 million in the June 2003 quarter.  Operating margin, which is the ratio of operating income (loss) to operating revenues, was (6%) and 6% for the June 2004 and June 2003 quarters, respectively.

Other Income (Expense)

Other expense, net in the June 2004 quarter was $188 million, compared to other income, net of $105 million in the June 2003 quarter. This change is primarily attributable to the following:

  Miscellaneous expense, net was $4 million for the June 2004 quarter compared to miscellaneous income, net of $16 million for the June 2003 quarter.  This change is primarily due to (1) less favorable foreign currency exchange rates in the June 2004 quarter and (2) a decrease in earnings from our equity investment in Worldspan due to our sale of that investment on June 30, 2003.

  Gain from sale of investments was $0 in the June 2004 quarter compared to $283 million in the June 2003 quarter.  During the June 2003 quarter, we sold our equity investment in Worldspan, recognizing a $279 million gain ($176 million net of tax, $1.35 diluted earnings per share) on that transaction.

Income Taxes

We account for our deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” This standard requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

During the June 2004 quarter, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.5 billion non-cash charge ($12.30 loss per share) to income tax expense on our Consolidated Statement of Operations. We recorded this additional valuation allowance because we determined that it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred income tax assets.  In addition, we will no longer recognize the tax benefit of current period losses for the foreseeable future.  For additional information regarding our income taxes, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Results of Operations—Six Months Ended June 30, 2004 and 2003

Net Income (Loss) and Earnings (Loss) per Share

Our unaudited consolidated net loss was $2.3 billion for the six months ended June 30, 2004 ($18.95 loss per share), compared to a net loss of $282 million ($2.35 loss per share) for the six months ended June 30, 2003.  The loss for the six months ended June 30, 2004 includes the two non-cash charges totaling $1.7 billion discussed above related to our (1) deferred income tax assets and (2) defined benefit pension plan for pilots.

Operating Revenues

Operating revenues totaled $7.5 billion for the six months ended June 30, 2004, a 10% increase compared to the depressed level recorded for the six months ended June 30, 2003, particularly in international markets, due to the threatened and actual military action in Iraq and the difficult revenue environment.

Passenger revenue increased 10% on a 10% increase in capacity.  The increase in passenger revenue reflects a 13% rise in RPMs and a 3% decline in passenger mile yield.  The increase in capacity was primarily driven by the restoration of flights that we reduced in 2003 due to the war in Iraq.  The decline in yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets.  Passenger RASM decreased 1% to 9.27¢.  Load factor increased 1.7 points to 73.7%.  For additional information about factors impacting our passenger revenues for the six months ended June 30, 2004, see the Business Environment section of MD&A in this Form 10-Q and in our Form 10-K.

North American Passenger Revenues - North American passenger revenues increased 9% to $5.6 billion for the six months ended June 30, 2004 on a capacity increase of 9%. RPMs increased 11%, while passenger mile yield fell 2%. The decrease in yield reflects the continuing growth of low-cost carriers with which we compete in most of our domestic markets.  Passenger RASM decreased 1% to 9.49¢.  Load factor increased by 0.9 point to 72.6%.

International Passenger Revenues - International passenger revenues increased 23% to $1.2 billion for the six months ended June 30, 2004 on a capacity increase of 15%.  RPMs increased 22%, while passenger mile yield increased 1%. Passenger RASM increased 8% to 8.16¢.   Load factor increased by 4.7 points to 78.2%.  The increases in passenger revenues, RPMs, yield and load factor are primarily due to the depressed levels in the prior year resulting from the threatened and actual military action in Iraq.

Cargo and Other Revenues - Cargo revenues increased 8% to $247 million for the six months ended June 30, 2004 primarily due to higher freight rates and yields and favorable foreign currency exchange rates, which were partially offset by lower mail yield. Cargo ton miles increased 7%, while cargo ton mile yield increased 1%. Other revenues increased 15% to $346 million. The rise in other revenues reflects a 4% increase due to higher administrative service charges, a 4% increase due to miscellaneous contract revenues, a 3% increase related to codeshare relationships and a 3% increase due to higher revenue from certain mileage partnership arrangements.

Operating Expenses

Operating expenses were $8.1 billion for the six months ended June 30, 2004, a 13% increase over the six months ended June 30, 2003. The increase in operating expenses was primarily due to (1) the $117 million non-cash settlement charge recorded in the June 2004 quarter related to our defined benefit pension plan for pilots, (2) higher fuel prices in the six months ended June 30, 2004 than in the six months ended June 30, 2003 and (3) $398 million in government reimbursements under the Appropriations Act that were recorded as an offset to operating expenses in the June 2003 quarter.  Operating capacity increased 10% to 74 billion ASMs primarily due to the restoration of capacity that we reduced due to the war in Iraq.  CASM increased 3% to 10.92¢.

Salaries and related costs decreased 1% to $3.2 billion. This reflects a 3% decline due to a decrease in benefit expenses from our cost savings initiatives and a 2% decline due to lower Mainline headcount.  These decreases were partially offset by a 2% increase due to higher pension and related expense, a 1% rise from salary rate increases for our pilots and a 1% increase due to growth in our wholly owned regional jet operations.

Aircraft fuel expense increased 31% to $1.2 billion due primarily to a $213 million increase due to higher fuel prices, which remain near historically high levels, as well as an $84 million increase due to higher consumption from increased Mainline capacity for the six months ended June 30, 2004. The average fuel price per gallon increased 22% to $1.00 and total gallons consumed increased 7%.

Approximately 17% and 82% of our aircraft fuel requirements were hedged during the six months ended June 30, 2004 and 2003, respectively. As discussed in Note 22 of the Notes to the Consolidated Financial Statements in our Form 10-K, in February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates, resulting in a deferred gain of $82 million.  In the six months ended June 30, 2004, we recognized a reduction in fuel expense of $63 million, of which $43 million represents a portion of this deferred gain.  The remaining $39 million of the deferred gain will be recognized during the six months ending December 31, 2004 when the related fuel purchases that were being hedged are consumed.  Our fuel expense for the six months ended June 30, 2003 is shown net of fuel hedge gains of $105 million.

 Contracted services expense increased 9% due primarily to a 2% increase due to new contracts, a 2% increase due to technology projects and a 1% increase due to higher international capacity.

Expenses from our contract carrier arrangements increased 32% to $474 million.  This amount primarily represents growth under our agreement with Chautauqua.

Other selling expenses increased 13% primarily due to an increase in advertising costs.

Pension settlements, restructuring and related items, net reflects a $117 million non-cash settlement charge ($0.94 loss per share) for the six months ended June 30, 2004 compared to a $43 million charge ($27 million net of tax, $0.22 loss per share) for the six months ended June 30, 2003.  Our charge for the six months ended June 30, 2004 relates to our defined benefit pension plan for pilots as discussed previously.  Our charge for the six months ended June 30, 2003 related to the cost of pension and postretirement obligations for participants in our 2002 workforce reduction programs.  For additional information about these charges, see Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 15 of the Notes to the Consolidated Financial Statements in our Form 10-K.

During the six months ended June 2003, Appropriations Act reimbursements totaled $398 million ($251 million net of tax, $2.03 earnings per share).  These reimbursements from the U.S. government were recorded as an offset to operating expenses.  For additional information about the Appropriations Act, see Note 19 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Other operating expenses decreased 1%, primarily due to a 9% decrease due to lower miscellaneous expenses, including insurance costs, professional fees and supply costs, as well as an 8% decline from a reduction in certain property taxes.  These decreases were substantially offset by an increase in miscellaneous taxes and an increase in traffic.

Operating Income (Loss) and Operating Margin

We incurred an operating loss of $629 million for the six months ended June 30, 2004, compared to an operating loss of $339 million for the six months ended June 30, 2003.  Operating margin, which is the ratio of operating income (loss) to operating revenues, was (8%) and (5%) for the six months ended June 30, 2004 and 2003, respectively.

Other Income (Expense)

Other expense, net for the six months ended June 30, 2004 was $398 million, compared to other expense, net of $84 million for the six months ended June 30, 2003. This change is primarily attributable to the following:

  Interest expense increased $24 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to higher levels of debt outstanding.

  Gain from sale of investments was $0 for the six months ended June 30, 2004 compared to $283 million for the six months ended June 30, 2003.  During the June 2003 quarter, we sold our equity investment in Worldspan, recognizing a $279 million gain ($176 million net of tax, $1.42 earnings per share) on that transaction.

  Gain (loss) on extinguishment of debt was a $1 million gain for the six months ended June 30, 2004 compared to a loss of $15 million for the six months ended June 30, 2003, reflecting our purchase of outstanding Employee Stock Ownership Plan (ESOP) Notes from third parties in both periods.  For additional information about our ESOP Notes, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-Q for the quarter ended March 31, 2004 and Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

  Miscellaneous expense, net was $11 million for the six months ended June 30, 2004 compared to miscellaneous income, net of $13 million for the six months ended June 30, 2003.  This change is primarily due to (1) less favorable foreign currency exchange rates during the six months ended June 30, 2004 and (2) a decrease in earnings from our equity investment in Worldspan due to our sale of that investment on June 30, 2003.

Income Taxes

During the six months ended June 30, 2004, we recorded an income tax provision totaling approximately $1.3 billion.  This provision reflects the recognition of an additional valuation allowance against our deferred income tax assets at June 30, 2004 as previously discussed.  For additional information regarding our income taxes, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

Cash and cash equivalents totaled $2.0 billion at June 30, 2004, compared to $2.7 billion at December 31, 2003.  For the six months ended June 30, 2004, net cash used in operating activities totaled $224 million, which includes the following significant items:

  Our $2.3 billion net loss for the six months ended June 30, 2004.  This net loss reflects a $1.3 billion non-cash provision related to our deferred income tax assets, a $117 million non-cash settlement charge for our Pilot Plan and $618 million of depreciation and amortization.

  A $588 million increase in our air traffic liability from December 31, 2003 to June 30, 2004 due to higher bookings for the upcoming summer travel season.

  Our $410 million funding of our qualified defined benefit pension plans.

Capital expenditures include (1) cash used for flight equipment, including advance payments; (2) cash used for ground property and equipment (including expenditures, net of reimbursements, related to our Boston airport terminal project); and (3) aircraft delivered under seller-financing arrangements (which is a non-cash item).  For the six months ended June 30, 2004, capital expenditures were approximately $480 million. For the six months ending December 31, 2004, we expect capital expenditures to be approximately $690 million, including $270 million related to the acquisition of regional jet aircraft which we expect will be delivered under seller-financing arrangements.

Debt and capital lease obligations, including current maturities, were $12.6 billion at June 30, 2004 and December 31, 2003. During the six months ended June 30, 2004, we engaged in the following financing transactions (for additional information about these transactions, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

  We entered into secured financing arrangements under which we borrowed a total of $415 million, which is due in installments through June 2020. The proceeds from these borrowings were used to (1) repay $339 million of outstanding interim financing for 11 CRJ-200 and nine CRJ-700 aircraft and (2) finance our purchase of six CRJ-700 aircraft delivered during the six months ended June 30, 2004.

  In February 2004, we issued $325 million principal amount of 2-7/8% Convertible Senior Notes (2-7/8% Convertible Senior Notes) due 2024.

  On February 27, 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we have available to us long-term, secured financing at the time of acquisition for these aircraft.

On July 7, 2004 we amended three of our existing secured loan agreements with General Electric Capital Corporation.  As a result of these amendments, we received $152 million of incremental liquidity without pledging any additional assets.

In July 2004, we entered into secured financing arrangements under which we borrowed a total of $151 million. These borrowings are due in installments through July 2019; are secured by seven CRJ-200 and three CRJ-700 aircraft; and bear interest at LIBOR plus a margin. The proceeds from these borrowings were used to repay a portion of the $159 million of outstanding interim financing for these seven CRJ-200 and three CRJ-700 aircraft.

For additional information about these financing transactions occurring subsequent to June 30, 2004, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

During the six months ended June 30, 2004, we made approximately $500 million in debt repayments, including $236 million in principal repayments of unsecured notes that matured on March 15, 2004. Our scheduled debt maturities are approximately $230 million for the six months ending December 31, 2004 and approximately $1.2 billion for 2005. For additional information about our debt maturities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q as well as the Business Environment section and the Contractual Obligations table in MD&A in our Form 10-K.

Shareowners’ deficit was $3.0 billion at June 30, 2004 and $659 million at December 31, 2003. The change in shareowners’ deficit is primarily due to our net loss for the six months ended June 30, 2004.

Pension Plans

We sponsor qualified defined benefit pension plans for eligible employees and retirees.  Our estimated funding of these plans for 2004 is approximately $460 million, which includes (1) a voluntary contribution of $325 million to our non-pilot pension plan, which we made in the March 2004 quarter, and (2) required contributions totaling approximately $135 million to our pilot pension plans, of which we contributed $85 million during the six months ended June 30, 2004. The voluntary contribution to the non-pilot pension plan will reduce our near-term funding obligation for that plan and increase the benefit security for plan participants. As a result of the 2004 contributions to the Delta Retirement Plan and the Delta Pilots Retirement Plan, these plans each had a funded ratio, for current liability purposes under ERISA, of at least 80% as of July 1, 2003.

Estimates of the amount and timing of our future funding obligations under our defined benefit pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, future long-term corporate bond yields, statutory requirements and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on, among other things, (1) whether we elect to make contributions to the pension plans in excess of those required under ERISA (such voluntary contributions may reduce or defer the funding obligations we would have absent those contributions) and (2) the level of early retirements by pilots.

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

For additional information about our defined benefit pension plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Credit Ratings

During the June 2004 quarter and through August 5, 2004, certain of our credit ratings were lowered.  Our senior unsecured long-term debt is rated Caa3 by Moody’s Investor Service, Inc. (Moody’s), CCC- by Standard & Poor’s Rating Services (S&P) and CC by Fitch Ratings (Fitch). All three agencies have stated that their ratings outlook for our senior unsecured debt is negative.  For additional information related to our credit ratings, see the Credit Ratings and Covenants section of MD&A in our Form 10-K.

Risk Factors Relating to the Airline Industry and Delta

If we are unsuccessful in reducing our operating expenses and continue to experience significant losses, we will be unable to maintain sufficient liquidity to provide for our operating needs.

We reported a net loss of $773 million, $1.3 billion and $1.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively.  Our unaudited net loss was $2.0 billion for the June 2004 quarter and $2.3 billion for the six months ended June 30, 2004. We expect our revenue and cost challenges to continue.

 Although we have made progress under our profit improvement program, which has a goal of lowering our costs and increasing our revenues, significant increases in aircraft fuel prices and pension and related expense and declining yields have offset a large portion of these benefits.  Accordingly, we have now concluded that we will need substantial further reductions to our cost structure in order to achieve viability. Furthermore, our pilot cost structure is significantly higher than that of our competitors and must be substantially reduced in order to compete effectively with both hub-and-spoke airlines and low-cost carriers. We believe that approximately $1 billion in annual pilot cost savings, in addition to significant cost reductions from other stakeholder groups, is essential for us to compete successfully.  If we cannot make substantial progress in the near term toward achieving a competitive cost structure that will permit us to regain sustained profitability and access the capital markets on acceptable terms, we will need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.

 Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and lasting changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices are at near historically high levels.  The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will continue.

Bankruptcies and other restructuring efforts by our competitors have put us at a competitive disadvantage.

Since September 11, 2001, several air carriers have sought to reorganize under Chapter 11 of the U.S. Bankruptcy Code, including United Airlines, the second-largest U.S. air carrier, US Airways, the seventh-largest U.S. air carrier, and several smaller competitors. Since filing for Chapter 11 on August 11, 2002, US Airways has emerged from bankruptcy, but has announced that it is seeking additional cost concessions from its unions. Additionally, American Airlines restructured certain labor costs and lowered its operating cost base. These reorganizations or restructurings have enabled these competitors to significantly lower their operating costs. Our unit costs have gone from being among the lowest of the hub-and-spoke carriers to among the highest, a result that places us at a serious competitive disadvantage.

 The airline industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have substantially lower costs than we do and provide service at lower fares to destinations served by us. Our revenues continue to be materially adversely impacted by the growth of low-cost carriers, with which we compete in most of our markets. Significant expansion by low-cost carriers to our hub airports could have an adverse impact on our business. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. If we are not able to make permanent structural changes in the near term to appropriately align our cost structure with the depressed level of revenue we can generate in this business environment, our business, financial condition and operating results will be materially adversely affected.

Our credit ratings have been substantially lowered and, unless we achieve significant reductions in our cost structure, we will be unable to access the capital markets for new borrowings on acceptable terms, which could hinder our ability to operate our business.

Our business is highly dependent on our ability to access the capital markets. Our access to, and our costs of borrowing in, these markets depend on our credit ratings. Since September 11, 2001, our senior unsecured long-term debt ratings have been lowered to Caa3 by Moody’s, CCC- by S&P and CC by Fitch. All three agencies have stated that their ratings outlook for our senior unsecured debt is negative.  Our credit ratings may be lowered further or withdrawn. While we do not have debt obligations that accelerate as a result of a credit ratings downgrade, we believe that we cannot access the capital markets for new borrowings on acceptable terms at this time.  If we cannot make substantial progress in the near term toward achieving a competitive cost structure that will permit us to regain sustained profitability and access the capital markets on acceptable terms, we will need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Our pension plan funding obligations are significant and are affected by factors beyond our control.

We sponsor qualified defined benefit pension plans for eligible employees and retirees. Our funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA). We have met our required funding obligations for these plans under ERISA in 2003 and the first six months of 2004.

Estimates of the amount and timing of our future funding obligations for the pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the pension plan assets; future long-term corporate bond yields; statutory requirements; and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on (1) whether we elect to make contributions to the pension plans in excess of those required under ERISA (such voluntary contributions may reduce or defer the funding obligations we would have absent those contributions) and (2) the level of early retirements by pilots.

Our estimated pension funding of approximately $460 million for 2004 includes (1) a voluntary contribution of $325 million to our non-pilot pension plan, which we made in the March 2004 quarter; and (2) required contributions totaling approximately $135 million to our pilot pension plans during the year, of which we contributed $85 million during the six months ended June 30, 2004.  Our anticipated funding obligations under our pension plans for 2005 and thereafter cannot be reasonably estimated at this time because these estimates may vary materially depending on the assumptions used to determine them and whether we make contributions in excess of those required. Nevertheless, we presently expect that our funding obligations under our pension plans in each of the years from 2005 through 2008 will be significant and could have a material adverse impact on our liquidity.

 Our indebtedness and other obligations are substantial and materially adversely affect our business and our ability to incur additional debt to fund future needs.

We have now and will continue to have a significant amount of indebtedness and other obligations, as well as substantial pension funding obligations. As of June 30, 2004, we had approximately $12.6 billion of total consolidated indebtedness, including capital leases. We also have minimum rental commitments with a present value of approximately $8 billion under noncancelable operating leases with initial or remaining terms in excess of one year.  Except for our existing commitments to finance our purchase of regional jet aircraft, we have no available lines of credit.  We believe that, unless we achieve significant reductions in our cost structure, we will be unable to access the capital markets for new borrowings on acceptable terms.  We plan to use a portion of our cash reserves to pay certain obligations that we previously anticipated would be paid from cash flows from operations.  If we cannot make substantial progress in the near term toward achieving a competitive cost structure that will permit us to regain sustained profitability and access the capital markets on acceptable terms, we will need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

Our substantial indebtedness and other obligations have, and in the future could continue to, negatively impact our operations by:

  requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

  making us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, limiting our ability to withstand competitive pressures and reducing our flexibility in planning for, or responding to, changing business and economic conditions; and

  placing us at a competitive disadvantage to our competitors that have relatively less debt than we have.

If our pilots retire prior to their normal retirement at age 60 at greater than historical levels, this could disrupt our operations, negatively impact our revenue and increase our pension funding obligations.

Delta pilots who retire can elect to receive 50% of their pension benefit in a lump sum in connection with their retirement and the remaining 50% as an annuity after retirement.  During certain recent months, our pilots have taken early retirement at greater than historical levels apparently due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if (a) we were to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code and (b) the pension plan is subsequently terminated.  If early retirements by pilots occur at greater than historical levels in the future, this could, depending on the number of pilots who retire early, the aircraft types these pilots operate and other factors, disrupt our operations, negatively impact our revenues and increase our pension funding obligations.  Approximately 2,000 of our 6,900 pilots are currently at or over age 50 and thus are eligible to retire.

Our business is dependent on the availability and price of aircraft fuel. Significant disruptions in the supply of aircraft fuel or continued periods of historically high fuel costs will materially adversely affect our operating results.

Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2003, when our average fuel price per gallon rose 22% to approximately 81.78¢ as compared to 2002. Our fuel costs represented 14%, 12% and 12% of our operating expenses in 2003, 2002 and 2001, respectively. During the six months ended June 30, 2004, aircraft fuel prices remained near historically high levels, and our average fuel price per gallon was $1.00, a 22% increase compared to the six months ended June 30, 2003.  Due to the competitive nature of the airline industry, we do not expect to be able to pass on any increases in fuel prices to our customers by increasing our fares. Furthermore, the impact of lower aircraft fuel prices could be offset by increased price competition, and a resulting decrease in revenues, for all air carriers.

Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel from petroleum refiners under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price. To attempt to reduce our exposure to changes in fuel prices, we periodically enter into heating and crude oil derivatives contracts, though we may not successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.  None of our aircraft fuel requirements are currently hedged.

Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future.

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

We are increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in check-in kiosks, Delta Direct phone banks and related initiatives across the system. The performance and reliability of our technology are critical to our ability to attract and retain customers and our ability to compete effectively. In this challenging business environment, we may not be able to continue to make sufficient capital investments in our technology infrastructure to deliver these expected benefits.

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

 Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines. Due to the weak revenue environment, this action has negatively impacted our revenues because we have not been able to increase our fares to pass these fees on to our customers.

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

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Under the 2003 Emergency Wartime Supplemental Appropriations Act, the U.S. government is currently providing U.S. airlines with war-risk insurance to cover losses, including those of terrorism, to passengers, third parties (ground damage) and the aircraft hull.  On July 30, 2004, the Secretary of Transportation directed the Federal Aviation Administration to extend the war-risk insurance currently in force from August 31, 2004 to December 31, 2004.  The U.S. government is considering legislative and administrative options to extend some or all of the war-risk insurance provided to U.S. airlines beyond December 31, 2004; however, there can be no assurance that such an extension will occur.  The withdrawal of government support of airline war-risk insurance would require us to obtain insurance coverage commercially, which could have substantially less desirable coverage, may not be adequate to protect our risk of loss from future acts of terrorism and may result in a material increase to our operating expenses.

If we experience further losses of our senior management and other key employees, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our deteriorating financial performance creates uncertainty that may lead to departures of our officers and key employees.  If we were to experience a substantial turnover in our leadership, our performance could be materially adversely impacted. Additionally, we may be unable to attract and retain additional qualified executives as needed in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the Market Risks Associated with Financial Instruments section of MD&A in our Form 10-K other than those discussed below.

Aircraft Fuel Price Risk

Our results of operations may be significantly impacted by changes in the price of aircraft fuel.  For the six months ended June 30, 2004, aircraft fuel expense accounted for 16% of our total operating expenses. We project our annual fuel expense to be $680 million greater in 2004 as compared to 2003.  This projection assumes an average fuel price per gallon in 2004 of $1.03 (net of hedging gains) and aircraft fuel consumption of approximately 2.5 billion gallons.  Based on these assumptions, a 10% rise in our average annual jet fuel prices would increase our current projection for aircraft fuel expense by an additional $260 million for the year ended December 31, 2004.

For additional information regarding our other exposures to market risks, see the Market Risks Associated with Financial Instruments section of MD&A as well as Notes 2, 3, and 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 4. Controls and Procedures

(a)        Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2004 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)        During the three months ended June 30, 2004, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, cash flows and shareowners' (deficit) equity for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 9, 2004

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the June 2004 quarter, the Quebec Superior Court granted our motion to dismiss certain litigation filed against us in Canada by Canadian travel agents who alleged that we breached our contracts with them by discontinuing the payment of published base commissions in March 2002.  The time for plaintiffs to appeal this dismissal has expired.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareowners held on April 23, 2004, the owners of Delta Common Stock and Series B ESOP Convertible Preferred Stock, voting together as a single class took the following actions:

  Elected the persons named below to Delta’s Board of Directors by the following vote:
	FOR	WITHHELD
Edward H. Budd	104,416,376	15,787,348
George M.C. Fisher	104,594,267	15,609,457
David R. Goode	104,913,303	15,290,421
Gerald Grinstein	107,088,451	13,115,273
John F. Smith	107,347,577	12,856,147
Joan E. Spero	107,542,759	12,660,965
Larry D. Thompson	107,491,360	12,712,364

There were no broker non-votes on this matter.

  Ratified the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2004 by a vote of 114,447,674 FOR; 3,719,015 AGAINST; and 2,037,035 ABSTENTIONS.  There were no broker non-votes on this matter.

  Defeated a shareowner proposal related to cumulative voting for the election of directors by a vote of 36,890,595 FOR; 44,473,054 AGAINST; and 3,192,711 ABSTENTIONS.  There were 35,647,364 broker non-votes on this proposal.

  Approved a shareowner proposal related to retirement benefits for senior executives by a vote of 44,001,496 FOR; 38,765,832 AGAINST; and 1,789,032 ABSTENTIONS.  There were 35,647,364 broker non-votes on this proposal.

  Defeated a shareowner proposal related to prohibition on compensation increases or benefit    enhancements for executives by a vote of 26,297,488 FOR; 56,079,628 AGAINST; and 2,179,244 ABSTENTIONS.             There were 35,647,364 broker non-votes on this proposal.

Item 5.  Other Information

Delta Family-Care Savings Plan

Effective July 28, 2004, the Benefit Funds Investment Committee of our Board of Directors appointed U.S. Trust Company, N.A. (U.S. Trust) as the independent fiduciary and investment manager for the Delta Common Stock Fund and the Employee Stock Ownership Plan (ESOP) components of the Delta Family‑Care Savings Plan (Savings Plan).

The Savings Plan is a broad‑based defined contribution plan that allows eligible employees to contribute a portion of their pay on a pre-tax or post-tax basis to various investment options, including a fund (Delta Common Stock Fund) invested primarily in Delta’s common stock (Common Stock).  We also make contributions to the Savings Plan.  A portion of our contributions is invested in Delta’s Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock) and in Common Stock.  At June 30, 2004, there were approximately 68,400 participants in the Savings Plan.

In its capacity as independent fiduciary and investment manager, U.S. Trust’s authority and responsibility include deciding whether (1) Savings Plan participants may continue to direct new investments into the Delta Common Stock Fund; (2) the Common Stock in the Delta Common Stock Fund should be sold with the proceeds reinvested in another investment fund; and (3) the Common Stock and/or ESOP Preferred Stock in the ESOP component should be sold.

At June 30, 2004, there were approximately 7.8 million shares of Common Stock in the Delta Common Stock Fund.  On that date, the ESOP held approximately 11.3 million shares of Common Stock and approximately 5.7 million shares of ESOP Preferred Stock (about 3.9 million shares of which are allocated to the accounts of Savings Plan participants).  For information about the Common Stock and ESOP Preferred Stock, see Note 12 to the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
10.1	Agreement dated May 3, 2004 between Delta and M. Michele Burns
10.2	Letter dated May 27, 2004 from Delta to Leo F. Mullin
12	Computation of ratio of earnings (loss) to fixed charges.
15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
99	Certain financial information related to September 2003 quarter and December 2003 quarter

(b) Reports on Form 8-K

On April 16, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events and Item 7 – Exhibits, that M. Michele Burns, Executive Vice President and Chief Financial Officer, has decided to leave Delta effective April 30, 2004.

On May 19, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 - Other Events and Item 7 - Exhibits, certain items that are to be incorporated by reference into Delta’s Registration Statement on Form S-3.

On May 19, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events and Item 7 – Exhibits, its new leadership team effective June 1, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant) By: /s/ Michael J. Palumbo Michael J. Palumbo Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 9, 2004

Exhibit Index

Exhibit No.	Description
10.1	Agreement dated May 3, 2004 between Delta and M. Michele Burns
10.2	Letter dated May 27, 2004 from Delta to Leo F. Mullin
12	Computation of ratio of earnings (loss) to fixed charges.
15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
99	Certain financial information related to September 2003 quarter and December 2003 quarter