Form 10-Q/A
period 2004-06-30
DELTA AIR LINES INC /DE/
filed 2004-08-09
CIK 27904

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

Our Form 10-Q for the quarter ended June 30, 2004 that was filed on August 9, 2004 shows that total liabilities and shareowners’ deficit were $24.173 billion at June 30, 2004. The correct amount of total liabilities and shareowners’ deficit at June 30, 2004 was $24.175 billion. There are no other changes to our Form 10-Q for the quarter ended June 30, 2004.

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

LIABILITIES AND SHAREOWNERS' DEFICIT	June 30, 2004	December 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$499	$1,021
Accounts payable, deferred credits and other accrued liabilities	1,726	1,709
Air traffic liability	1,896	1,308
Taxes payable	551	498
Accrued salaries and related benefits	1,232	1,285
Accrued rent	185	336
Total current liabilities	6,089	6,157
NONCURRENT LIABILITIES:
Long-term debt and capital leases	11,555	11,040
Long-term debt issued by Massachusetts Port Authority	498	498
Postretirement benefits	2,220	2,253
Accrued rent	731	701
Pension and related benefits	4,711	4,886
Deferred income taxes, net	278	-
Other	202	204
Total noncurrent liabilities	20,195	19,582
DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	401	426
Deferred revenue and other credits	161	158
Total deferred credits	562	584
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)
EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,678,176 shares issued and outstanding at June 30, 2004, and 5,839,708 shares issued and outstanding at December 31, 2003	409	420
Unearned compensation under employee stock ownership plan	(128)	(145)
Total Employee Stock Ownership Plan Preferred Stock	281	275
SHAREOWNERS' DEFICIT:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,915,087 shares issued at June 30, 2004 and shares at December 31, 2003	271	271
Additional paid-in capital	3,205	3,272
Retained earnings (deficit)	(1,512)	844
Accumulated other comprehensive loss	(2,287)	(2,338)
Treasury stock at cost, 55,695,590 shares at June 30, 2004 and 57,370,142 shares at December 31, 2003	(2,629)	(2,708)
Total shareowners' deficit	(2,952)	(659)
Total liabilities and shareowners' deficit	$24,175	$25,939

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