Form 10-Q
period 2004-09-30
DELTA AIR LINES INC /DE/
filed 2004-11-15
CIK 27904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes [ X ] No [   ]

Number of shares outstanding by each class of common stock,
as of October 31, 2004:

Common Stock, $1.50 par value - 129,410,921 shares outstanding

This document is also available on our web site at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in Risk Factors Relating to Delta and the Airline Industry in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
ASSETS	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,446	$2,710
Restricted cash	309	207
Accounts receivable, net of an allowance for uncollectible accounts of $36 at September 30, 2004 and $38 at December 31, 2003	796	662
Expendable parts and supplies inventories, net of an allowance for obsolescence of $182 at September 30, 2004 and $183 at December 31, 2003	209	202
Deferred income taxes, net	38	293
Prepaid expenses and other	516	476

Total current assets	3,314	4,550

PROPERTY AND EQUIPMENT:
Flight equipment	20,590	21,008
Accumulated depreciation	(6,435)	(6,497)

Flight equipment, net	14,155	14,511

Flight and ground equipment under capital leases	480	463
Accumulated amortization	(379)	(353)

Flight and ground equipment under capital leases, net	101	110

Ground property and equipment	4,753	4,477
Accumulated depreciation	(2,651)	(2,408)

Ground property and equipment, net	2,102	2,069

Advance payments for equipment	109	62

Total property and equipment, net	16,467	16,752

OTHER ASSETS:
Goodwill	2,092	2,092
Operating rights and other intangibles, net of accumulated amortization of $184 at September 30, 2004 and $179 at December 31, 2003	90	95
Restricted investments for Boston airport terminal project	155	286
Deferred income taxes, net	—	869
Other noncurrent assets	1,408	1,295

Total other assets	3,745	4,637

Total assets	$23,526	$25,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
LIABILITIES AND SHAREOWNERS’ DEFICIT	2004	2003
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$552	$1,021
Accounts payable, deferred credits and other accrued liabilities	1,716	1,709
Air traffic liability	1,755	1,308
Taxes payable	452	498
Accrued salaries and related benefits	1,233	1,285
Accrued rent	220	336

Total current liabilities	5,928	6,157

NONCURRENT LIABILITIES:
Long-term debt and capital leases	11,716	11,040
Long-term debt issued by Massachusetts Port Authority	498	498
Postretirement benefits	2,185	2,253
Accrued rent	722	701
Pension and related benefits	4,829	4,886
Deferred income taxes, net	232	—
Other	169	204

Total noncurrent liabilities	20,351	19,582

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	388	426
Deferred revenue and other credits	156	158

Total deferred credits	544	584

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,554,070 shares issued and outstanding at September 30, 2004, and 5,839,708 shares issued and outstanding at December 31, 2003	400	420
Unearned compensation under employee stock ownership plan	(120)	(145)

Total Employee Stock Ownership Plan Preferred Stock	280	275

SHAREOWNERS’ DEFICIT:
Common stock, $1.50 par value; 450,000,000 shares authorized; 180,915,087 shares issued at September 30, 2004 and at December 31, 2003	271	271
Additional paid-in capital	3,105	3,272
Retained earnings (deficit)	(2,162)	844
Accumulated other comprehensive loss	(2,270)	(2,338)
Treasury stock at cost, 53,410,952 shares at September 30, 2004 and 57,370,142 shares at December 31, 2003	(2,521)	(2,708)

Total shareowners’ deficit	(3,577)	(659)

Total liabilities and shareowners’ deficit	$23,526	$25,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Passenger:
Mainline	$ 2,814	$ 2,699	$ 8,269	$ 7,774
Regional affiliates	750	694	2,192	1,911
Cargo	117	114	364	342
Other, net	190	150	536	450

Total operating revenues	3,871	3,657	11,361	10,477

OPERATING EXPENSES:
Salaries and related costs	1,616	1,564	4,809	4,790
Aircraft fuel	786	482	2,029	1,428
Depreciation and amortization	311	305	929	914
Contracted services	249	208	739	659
Contract carrier arrangements	234	213	708	572
Landing fees and other rents	220	214	657	644
Aircraft maintenance materials and outside repairs	197	162	518	465
Aircraft rent	181	182	544	544
Other selling expenses	125	128	396	367
Passenger commissions	60	52	165	157
Passenger service	97	86	260	242
Pension settlements, asset writedowns, restructuring and related items, net	54	(7)	171	36
Appropriations Act reimbursements	—	—	—	(398)
Other	164	149	488	477

Total operating expenses	4,294	3,738	12,413	10,897

OPERATING LOSS	(423)	(81)	(1,052)	(420)

OTHER INCOME (EXPENSE):
Interest expense	(210)	(191)	(601)	(558)
Interest income	6	9	27	26
Gain from sale of investments	—	1	—	284
Gain (loss) on extinguishment of debt	—	15	1	—
Fair value adjustments of SFAS 133 derivatives	(26)	(1)	(44)	(16)
Miscellaneous income (expense), net	1	(6)	(10)	7

Total other income (expense), net	(229)	(173)	(627)	(257)

LOSS BEFORE INCOME TAXES	(652)	(254)	(1,679)	(677)
INCOME TAX (PROVISION) BENEFIT	6	90	(1,313)	231

NET LOSS	(646)	(164)	(2,992)	(446)
PREFERRED STOCK DIVIDENDS	(5)	(4)	(14)	(12)

NET LOSS AVAILABLE TO COMMON SHAREOWNERS	$ (651)	$ (168)	$ (3,006)	$ (458)

BASIC AND DILUTED LOSS PER SHARE	$ (5.16)	$ (1.36)	$ (24.06)	$ (3.71)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	126,150,521	123,389,862	124,911,323	123,371,138

DIVIDENDS PER COMMON SHARE	$ —	$ —	$ —	$ 0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,992)	$(446)
Adjustments to reconcile net loss to cash (used in) provided by operating activities, net	2,231	503
Changes in certain assets and liabilities, net	76	314

Net cash (used in) provided by operating activities	(685)	371

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(383)	(318)
Ground property and equipment	(292)	(245)
Decrease in restricted investments related to Boston airport terminal project	131	81
Proceeds from sale of investments	2	275
Other, net	7	11

Net cash used in investing activities	(535)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(1,298)	(683)
Issuance of long-term obligations	1,271	1,682
Cash dividends on common and preferred stock	—	(19)
Make-whole payments on extinguishment of ESOP Notes	—	(15)
Redemption of preferred stock	—	(13)
Payment on termination of accounts receivable securitization	—	(250)
Other, net	(17)	(119)

Net cash (used in) provided by financing activities	(44)	583

Net (decrease) increase in cash and cash equivalents	(1,264)	758
Cash and cash equivalents at beginning of period	2,710	1,969

Cash and cash equivalents at end of period	$1,446	$2,727

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$525	$515
Income taxes, net	$1	$(397)

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$202	$680
Dividends payable on ESOP Preferred Stock	$17	$3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary (1)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
Consolidated:
Revenue Passenger Miles (millions) (2)	30,418		27,546		85,201		76,111
Available Seat Miles (millions) (2)	39,167		35,923		113,536		103,442
Passenger Mile Yield (2)	11.72	¢	12.32	¢	12.28	¢	12.73	¢
Operating Revenue Per Available Seat Mile (2)	9.88	¢	10.18	¢	10.01	¢	10.13	¢
Passenger Revenue Per Available Seat Mile (2)	9.10	¢	9.45	¢	9.21	¢	9.36	¢
Operating Cost Per Available Seat Mile (2)	10.96	¢	10.40	¢	10.93	¢	10.53	¢
Passenger Load Factor (2)	77.66%		76.68%		75.04%		73.58%
Breakeven Passenger Load Factor (2)	86.88%		78.50%		82.59%		76.77%
Passengers Enplaned (thousands)	28,247		27,059		82,206		77,938
Fuel Gallons Consumed (millions)	654		609		1,896		1,768
Average Price Per Fuel Gallon, Net of Hedging Gains	$1.20		79.15	¢	$1.07		80.80	¢
Number of Aircraft in Fleet, End of Period	842		829		842		829
Full-Time Equivalent Employees, End of Period	69,700		70,100		69,700		70,100

Mainline:
Revenue Passenger Miles (millions)	26,438		24,088		73,966		66,841
Available Seat Miles (millions)	33,576		30,901		97,260		89,662
Operating Cost Per Available Seat Mile	10.37	¢	9.90	¢	10.36	¢	10.07	¢
Number of Aircraft in Fleet, End of Period	542		551		542		551

(1) Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2) Includes the operations of Flyi, Inc. (formerly Atlantic Coast Airlines), Chautauqua Airlines, Inc., and SkyWest Airlines, Inc. under our contract carrier arrangements with those airlines. For additional information about our contract carrier arrangements, see Note 5 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

DELTA AIR LINES, INC.
Aircraft Fleet Table (1)

The following table contains information about our total aircraft fleet, orders, options and rolling options at September 30, 2004. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet (2)

Aircraft Type	Owned	Leased	Total	Orders (3)	Options	Rolling Options
B-737-200	6	46	52	—	—	—
B-737-300	—	26	26	—	—	—
B-737-800	71	—	71	61	60	168
B-757-200	77	44	121	—	—	—
B-767-200	15	—	15	—	—	—
B-767-300	4	24	28	—	—	—
B-767-300ER	51	8	59	—	10	6
B-767-400	21	—	21	—	22	—
B-777-200	8	—	8	5	20	5
MD-11	—	5	5	—	—	—
MD-88	63	57	120	—	—	—
MD-90	16	—	16	—	—	—
ATR-72	4	15	19	—	—	—
CRJ-100/200	106	123	229	32	130	—
CRJ-700	52	—	52	6	131	—

Total	494	348	842	104	373	179

(1) Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2) The table above:

•	includes eight CRJ-700 aircraft which were delivered to us during the September 2004 quarter;

•	reflects our sale of eight owned MD-11 aircraft pursuant to an agreement we entered into with a third party during the September 2004 quarter (see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information on this subject); and

•	includes two B-737-200, one B-767-200 and five MD-11 aircraft which are temporarily grounded.

(3) In October 2003, we entered into an agreement to sell 11 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2005. These 11 B-737-800 aircraft are included in the table above because we continue to have a contractual obligation to purchase these aircraft from the manufacturer. For additional information about our this matter, see Note 9 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003, as updated by our Current Report on
Form 8-K dated September 15, 2004.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

1. ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2003, as updated by our Current Report on Form 8-K dated September 15, 2004 (collectively, Form 10-K).

     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments considered necessary for a fair statement of results for the interim periods presented.

     We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.

     Due to seasonal variations in the demand for air travel and other factors, operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of operating results for the entire year.

Business Environment

Recent Financial Results

     During the nine months ended September 30, 2004, our financial performance continued to deteriorate. Our unaudited consolidated net loss of $3.0 billion reflects non-cash charges totaling $1.7 billion (which are discussed in Notes 6, 7 and 8 in this Form 10-Q), a significant decline in passenger mile yield, historically high aircraft fuel prices and other cost pressures. Our cash and cash equivalents at September 30, 2004 were $1.4 billion, down from $2.7 billion at December 31, 2003. These results are unsustainable and underscore the urgent need to reduce our cost structure.

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

Our Transformation Plan

     At the end of 2003, we began a strategic reassessment of our business. The goal of this project was to develop and implement a comprehensive and competitive business strategy that addresses the airline industry environment and positions us to achieve long-term sustained success. As part of this project, we evaluated the appropriate cost reduction targets and the actions we should take to seek to achieve these targets.

     On September 8, 2004, we outlined key elements of our transformation plan, which is intended to achieve the cost savings and other benefits that we believe are necessary to effect an out-of-court restructuring. The initiatives that we announced are part of our overall strategic reassessment of our business discussed above.

     Our transformation plan is intended to deliver approximately $5 billion in annual benefits by 2006 (as compared to 2002) while also improving the service offered by us to our customers. The plan calls for over 51% of our network to be restructured by January 31, 2005, along with improvements to our product and services, network and fleet, and operational efficiencies and productivity immediately and over the next three years. We believe that we are on track to achieve, by the end of 2004, approximately $2.3 billion of the approximately $5 billion annual target through previously implemented initiatives under our profit improvement program, which began in 2002. Because our cost reduction targets are substantial, we believe that our key stakeholder groups, such as our employees, lenders, lessors and vendors, must participate in the process if we are to be successful.

     Our transformation plan includes the following targeted annual benefits:

(in millions)	2005	2006
Non-pilot operational improvements	$1,075	$1,600
Pilot cost reduction	900	1,000
Other benefits	135	125

Total	$2,110	$2,725

     Non-Pilot Operational Improvements

     Non-pilot operational improvements consist of (1) technology and productivity enhancements; (2) the elimination of 6,000 – 7,000 non-pilot jobs over the next 18 months; (3) non-pilot pay and benefit savings, including an across-the-board pay reduction of 10% for executives, supervisory, administrative, and frontline employees; (4) dehubbing of our Dallas/Ft. Worth operation effective January 31, 2005 and re-deploying those assets to grow our other hub operations which we believe will generate incremental revenue; and (5) redesigning our primary hub at Atlanta’s Hartsfield-Jackson International Airport to a planned continuous, “un-banked” hub and then expanding this concept to our other hubs, which we also believe will generate incremental revenue.

     In connection with our transformation plan, we expect to record significant one-time adjustments. These adjustments relate to, among other things, (1) a gain from the elimination of the subsidy we offered for retiree and survivor healthcare coverage; (2) charges from voluntary and involuntary employee reduction programs and (3) facility exit costs and other asset related charges. We cannot reasonably estimate the net impact of these adjustments at this time.

     Pilot Cost Reduction

     Our pilot cost structure is significantly higher than that of our competitors and must be reduced in order for us to compete effectively.

     On November 11, 2004, we and our pilots union entered into an agreement that will provide us with $1 billion in long-term, annual cost savings through a combination of changes in wages, pension and other benefits and work rules. The agreement (1) includes a 32.5% reduction to base pay rates on December 1, 2004; (2) does not include any scheduled increases in base pay rates; and (3) includes benefit changes such as a 16% reduction in vacation pay, increased cost sharing for active pilot and retiree medical benefits, the amendment of the defined benefit pension plan to stop service accrual as of December 31, 2004, and the establishment of a defined contribution pension plan as of January 1, 2005. The agreement also states certain limitations on our ability to seek to modify it if we file for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The agreement becomes amendable on December 31, 2009.

     Other Benefits

     Our transformation plan also targets other benefits through concessions from aircraft lessors, creditors and other vendors. We are in discussions with certain aircraft lessors, creditors and other vendors with which we do business to obtain concessions from those parties.

     Equity Grants

     As part of our transformation plan, we will provide an employee incentive program for U.S. based employees, including pilots. One element of this program is a broad-based, non-qualified stock option plan. On November 11, 2004, we granted to approximately 60,000 employees (excluding officers and directors) stock options to purchase a total of approximately 63 million shares of common stock. The exercise price of the stock options is equal to the closing price of our common stock on the New York Stock Exchange on the date of the grant. The options will become exercisable in three equal installments on the first, second and third anniversaries of the grant date, and unexercised stock options will expire at the close of business on the sixth anniversary of the grant date.

     In addition, we expect to issue up to 12 million shares of common stock to (1) holders of Delta’s unsecured 7.7% Notes due 2005 who exchange those notes for newly issued unsecured 8.0% Notes due 2008; and (2) aircraft lessors and lenders who participate in our aircraft financing concession program.

Liquidity

     Our unencumbered assets are limited, our credit ratings have been substantially lowered and our cost structure is materially higher than that of our competitors. Except for commitments to finance our purchase of regional jet aircraft, we had no available lines of credit at September 30, 2004. Continued losses of the magnitude we recorded in 2003 and in the nine months ended September 30, 2004 are unsustainable, and we have significant obligations due in 2005 and thereafter, including significant debt maturities, operating lease payments, purchase obligations and required pension funding.

     Subsequent to September 30, 2004, we announced the following transactions intended to improve our liquidity: (1) we amended an exchange offer under which, among other things, eligible holders of up to $235 million aggregate amount of our 7.78% Series 2000-1C Pass Through Certificates due 2005 and 7.30% Series 2001-1C Pass Through Certificates due 2006 could exchange those securities for a like principal amount of our newly issued 9.5% Senior Secured Notes due 2008; (2) we entered into an agreement with holders of approximately $135 million aggregate principal amount of 7.7% Notes due 2005 to exchange those notes for a like principal amount of newly issued 8.0% Notes due 2007 and approximately 5.5 million shares of our common stock; and (3) we entered into two separate commitment letters with American Express Travel Related Services Company, Inc. (Amex) and GE Commercial Finance (GE) under which those companies agreed to provide us (subject to a number of significant conditions) with a total of $1 billion of new financing. These transactions, if consummated, will result in the encumbrance of most of our remaining unencumbered assets. The securities offered in the exchange offers have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For additional information about these transactions, see Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     The foregoing initiatives are part of our intensive effort to effect a successful out-of-court restructuring, but there can be no assurance this effort will succeed. If we cannot achieve a competitive cost structure, do not regain sustained profitability or are not able to consummate our financings with Amex and GE, we will need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, our liquidity needs will increase to the extent we are unsuccessful in realizing any of the approximately $5 billion of targeted annual benefits. Similarly, to the extent that any of the other assumptions underlying our business plan prove to be incorrect, we expect that our liquidity needs could change materially. For example, if oil prices stay at current levels of approximately $50 per barrel instead of declining to an average of $40 per barrel in 2005 and an average of $35 per barrel in 2006 as we assume in our business plan, we estimate that our liquidity needs would increase by an additional

$600 million in 2005 and an additional $900 million in 2006. To the extent our liquidity needs increase beyond the amounts in our business plan, we may be unable to satisfy such needs and we would then need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

     These matters raise substantial doubt about our ability to continue on a going concern basis. Our Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

          The estimated fair values of our stock options are derived using a Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted During the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assumption	2004 (1)	2003 (1)	2004	2003
Risk-free interest rate	—	—	2.6%	2.2%
Average expected life of stock options (in years)	—	—	4.0	5.2
Expected volatility of common stock	—	—	58.3%	54.3%
Expected annual dividends on common stock	$—	$—	$—	$—
Weighted average fair value of a stock option granted	$—	$—	$5	$7

(1) There were no stock options granted during the three months ended September 30, 2004 and 2003.

          The following table shows what our net loss and loss per share would have been for the three and nine months ended September 30, 2004 and 2003, had we accounted for our stock-based compensation plans under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2004	2003	2004	2003
Net loss:
As reported	$(646)	$(164)	$(2,992)	$(446)
Stock option compensation expense determined under the fair value based method, net of tax	(4)	(8)	(12)	(24)

As adjusted for the fair value method under SFAS 123	$(650)	$(172)	$(3,004)	$(470)

Basic and diluted loss per share:
As reported	$(5.16)	$(1.36)	$(24.06)	$(3.71)
As adjusted for the fair value method under SFAS 123	$(5.19)	$(1.43)	$(24.16)	$(3.91)

2. NEW ACCOUNTING STANDARD

          In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-08). This EITF requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share.

          EITF 04-08 is effective for reporting periods ending after December 15, 2004. If applicable, EITF 04-08 will require the restatement of prior period diluted earnings per share amounts. We have outstanding two classes of contingently convertible debt securities: (1) our 8.0% Convertible Senior Notes due 2023, which we issued in June 2003; and (2) our 2-7/8% Convertible Senior Notes due 2024, which we issued in February 2004. These debt securities are contingently convertible into 12.5 million and 23.9 million shares of our common stock, respectively, subject to adjustment in certain circumstances.

          When we adopt EITF 04-08 as of December 31, 2004, we will restate our diluted earnings per share for the three months ended June 30, 2003 to include the dilutive impact of the 12.5 million shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes. All other quarterly and annual diluted EPS calculations for periods ending before December 31, 2004 are unaffected by our adoption of EITF 04-08. Additionally, we will include the shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes and our 2-7/8% Convertible Senior Notes in our future diluted earnings per share calculations, unless the inclusion of these shares would be anti-dilutive.

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

	Income (Expense)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Change in time value of fuel hedge contracts	$—	$(10)	$(18)	$(52)
Ineffective portion of fuel hedge contracts	—	3	(10)	22
Fair value adjustment of equity rights	(26)	6	(16)	14

Fair value adjustments of SFAS 133 derivatives, pretax	$(26)	$(1)	$(44)	$(16)

          The fair value of our equity warrants and other similar rights totaled $30 million at September 30, 2004 and December 31, 2003. The change in the fair value of these rights is recorded in fair value adjustments of SFAS 133 derivatives on our Consolidated Statements of Operations. For additional information about these equity interests, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

4. DEBT

          The following table summarizes the scheduled maturities of our debt at September 30, 2004:

Years Ending December 31,	Principal
(in millions)	Amount
Three months ending December 31, 2004	$129
2005	1,251
2006	722
2007	564
2008	1,321
After 2008	8,682

Total	$12,669

2-7/8 Convertible Senior Notes (2-7/8% Notes)

          In February 2004, we issued $325 million principal amount of 2-7/8% Notes due 2024. For additional information about our 2-7/8% Notes, see Note 22 of the Notes to the Consolidated Financial Statements in our Form 10-K.

General Electric Capital Corporation (GECC) Agreements

          In July 2004, we entered into amendments to three of our secured financing agreements with GECC (Spare Engines Loan, Aircraft Loan and Spare Parts Loan). This transaction increased our aggregate borrowings under these loan agreements by $380 million. As required by the amendments, we used $228 million of this amount to repurchase immediately $228 million principal amount of our Series 2001-1 Enhanced Equipment Trust Certificates held by GECC, which were due in 2006 (2001 EETC). As a result of these amendments:

•	Spare Engines Loan. The principal amount of this loan increased by $113 million to $232 million. This loan is secured by (1) 96 specified spare Mainline aircraft engines, which constitute substantially all the spare Mainline aircraft engines owned by us (Engine Collateral) and (2) so long as certain letters of credit issued by GECC are outstanding, nine B-767-400 and three B-777-200 aircraft (Letter of Credit Aircraft Collateral). Borrowings under this loan are not repayable at our election prior to maturity.

•	Aircraft Loan. The principal amount of this loan increased by $43 million to $150 million. This loan is secured by five B-767-400 aircraft (Other Aircraft Collateral), the Engine Collateral and substantially all the Mainline aircraft spare parts now owned or subsequently purchased by us (Spare Parts Collateral). Borrowings under this loan are repayable at our election at any time, subject to prepayment fees on any prepayment.

•	Spare Parts Loan. The principal amount of this loan increased by $224 million to $310 million. This loan is secured by the Other Aircraft Collateral, the Engine Collateral and the Spare Parts Collateral. Borrowings under this loan are repayable at our election at any time after July 6, 2007, subject to prepayment fees on any prepayment.

•	Final Maturity Date. The final maturity date of each of the three financing agreements was extended from April 15, 2010 to July 7, 2011.

          In addition, prior to the amendments, the Engine Collateral secured, on a subordinated basis, up to $230 million of certain other existing debt and aircraft lease obligations to GECC and its affiliates. The amendments reduced this amount to $110 million on September 28, 2004.

Aircraft Financing Transactions

          On January 31, 2002, we entered into a facility to finance, on a secured basis at the time of acquisition, certain future deliveries of regional jet aircraft. At September 30, 2004, the total borrowings outstanding under this facility, as amended, were $146 million. Borrowings under this facility (1) are due between 366 days and 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin.

          During the nine months ended September 30, 2004, we entered into secured financing arrangements under which we borrowed a total of $566 million. These borrowings are due in installments through June 2020; are secured by 18 CRJ-200 and 18 CRJ-700 aircraft; and bear interest at LIBOR plus a margin. The proceeds from these borrowings were used to (1) repay $498 million of outstanding interim financing for 18 CRJ-200 and 12 CRJ-700 aircraft and (2) finance the purchase of six CRJ-700 aircraft delivered during the nine months ended September 30, 2004.

          During the March 2004 quarter, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, the future deliveries of these regional jet aircraft. Borrowings under this commitment (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin.

          For additional information about our debt, see Notes 6 and 22 of the Notes to the Consolidated Financial Statements in our Form 10-K. For information about financing transactions that occurred subsequent to September 30, 2004, see Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

5. COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

          Future commitments for aircraft on firm order as of September 30, 2004 are estimated to be $4.3 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount
Three months ending December 31, 2004	$146
2005	1,014
2006	717
2007	1,632
2008	380
After 2008	406

Total	$4,295

          The table above includes approximately $135 million for the three months ending December 31, 2004 for the purchase of regional jet aircraft. We have available to us long-term, secured financing commitments to fund a substantial portion of this amount.

          Our commitments for the year ending December 31, 2005 include (1) approximately $520 million related to our agreement to purchase 32 CRJ-200 aircraft, for which financing is available to us, on a long-term secured basis, at the time of acquisition of these aircraft and (2) approximately $415 million related to our commitment to purchase 11 B-737-800 aircraft, for which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer in 2005. For additional information about these arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 9 of the Notes to the Consolidated Financial Statements in our Form 10-K, respectively.

Contract Carrier Agreement Commitments

          We have contract carrier agreements with three regional air carriers: Flyi, Inc. (formerly Atlantic Coast Airlines) (Flyi), Chautauqua Airlines, Inc. (Chautauqua) and SkyWest Airlines, Inc (SkyWest). Under these agreements, Flyi, Chautauqua, and SkyWest operate certain of their aircraft using our flight code; we schedule those aircraft and sell the seats on those flights; and we retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on their cost of operating those flights and other factors intended to approximate market rates for those services. The number of aircraft operated under these agreements at September 30, 2004 and September 30, 2003 totaled 126 and 125, respectively.

          We have included the Available Seat Miles (ASMs) and Revenue Passenger Miles (RPMs), shown in the following table, related to our contract carrier agreements in our consolidated statistics on page 6 of this Form 10-Q so that those statistics are more meaningful:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
ASMs (1)	1,419	1,414	4,196	3,695

RPMs (1)	1,055	1,010	3,016	2,617

(1) Not subject to the review procedures of our Independent Registered Public Accounting Firm.

          In April 2004, we notified Flyi that we will terminate our contract carrier agreement with them, effective November 2004, due to their plans to change their business model by operating a new low-fare airline. In July 2004, Flyi exercised its right to require us to assume the leases on the 30 leased Fairchild Dornier FRJ-328 regional jet aircraft that it operates for us. We estimate that the total remaining operating lease payments on these 30 aircraft leases, when we are required to assume the leases, will be approximately $300 million. These operating lease payments will be made over the remaining terms of the aircraft leases, which are approximately 13 years. We expect that these 30 aircraft will remain in the Delta Connection carrier program, but will be operated for us by another carrier.

          We may terminate the SkyWest agreement without cause at any time by giving the airline certain advance notice. If we terminate the SkyWest agreement without cause, SkyWest has the right to assign to us leased regional jet aircraft which it operates for us, provided we are able to continue the leases on the same terms SkyWest had prior to the assignment.

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

          For additional information about our contract carrier agreements, see Notes 1 and 9 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

War-Risk Insurance Contingency

          Under the 2003 Emergency Wartime Supplemental Appropriations Act, the U.S. government is currently providing U.S airlines with war-risk insurance to cover losses, including those of terrorism, to passengers, third parties (ground damage) and the aircraft hull. On July 30, 2004, the Secretary of Transportation directed the Federal Aviation Administration to extend the war-risk insurance currently in force from August 31, 2004 to December 31, 2004. The U.S. government is considering legislative and administrative options to extend some or all of the war-risk insurance provided to U.S. airlines beyond December 31, 2004; however, there can be no assurance that such an extension will occur. The withdrawal of government support of airline war-risk insurance would require us to obtain insurance coverage commercially, which could have substantially less desirable coverage, may not be adequate to protect our risk of loss from future acts of terrorism and may result in a material increase to our operating expenses.

6. SALE OF ASSETS

          In September 2004, we entered into an agreement to sell to a third party our eight owned MD-11 aircraft and related inventory. We recorded a $40 million impairment charge during the September 2004 quarter related to the sale of the aircraft and expect to record an $11 million gain in the December 2004 quarter related to the sale of the inventory. The sale of this equipment was accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

          At September 30, 2004, the aggregate net book value of the aircraft and inventory held for sale, adjusted for the impairment charge discussed above, was approximately $216 million. In October 2004, we completed this sale and received total proceeds of $227 million.

7. INCOME TAXES

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
(in millions)	2004	2003
Net operating loss carryforwards	$2,471	$1,908
Additional minimum pension liability	1,397	1,454
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	2,997	2,328
Valuation allowance	(1,934)	(25)

Total deferred tax assets	$5,277	$6,011

Temporary differences (primarily depreciation and amortization)	(5,471)	(4,849)

Total deferred tax liabilities	$(5,471)	$(4,849)

Net deferred tax (liabilities) assets	$(194)	$1,162

          The following table shows the current and noncurrent deferred tax (liabilities) assets, net recorded on our Consolidated Balance Sheets at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
(in millions)	2004	2003
Current deferred tax assets, net	$38	$293
Noncurrent deferred tax (liabilities) assets, net	(232)	869

Net deferred tax (liabilities) assets	$(194)	$1,162

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

          At September 30, 2004, we had $346 million of federal alternative minimum tax credit carryforwards, which do not expire. We also had federal and state pretax net operating loss carryforwards of approximately $6.3 billion at September 30, 2004, substantially all of which will not begin to expire until 2022. However, in the event we seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code, our ability to utilize our net operating loss carryforwards may be significantly limited. This could result in the need for an additional valuation allowance, which may be material.

Valuation Allowance

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

          In the June 2004 quarter, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred income tax assets. This was primarily due to higher than expected fuel costs and lower than anticipated domestic passenger mile yields, which caused our actual and anticipated financial performance for 2004 to be significantly worse than we originally projected. Accordingly, at June 30, 2004, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.5 billion non-cash charge to income tax expense on our Consolidated Statement of Operations for the three months ended June 30, 2004. In addition, we discontinued recording income tax benefits in our Consolidated Statement of Operations until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

          In the September 2004 quarter, we recorded an adjustment to our valuation allowance against our net deferred income tax assets, which resulted in a $6.1 million income tax benefit on our Consolidated Statement of Operations for the three months ended September 30, 2004.

          For additional information about our income taxes see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8. EMPLOYEE BENEFIT PLANS

Non-Cash Settlement Charges

          During the three and nine months ended September 30, 2004, we recorded non-cash settlement charges totaling $14 million and $131 million, respectively, in our Consolidated Statements of Operations. These charges relate to our defined benefit pension plan for pilots (Pilot Plan) and result from lump sum distributions to pilots who retired. We recorded these charges in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.

          In connection with these non-cash settlement charges, we remeasured the benefit plan obligation for the Pilot Plan as of March 31, 2004 and June 30, 2004 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). As a result of the remeasurements, for the nine months ended September 30, 2004, we reduced our additional minimum pension liability by recording adjustments totaling $147 million ($91 million net of tax) to accumulated other comprehensive loss and reduced by $158 million the Pilot Plan liability. These remeasurements will not have a material impact on our remaining 2004 pension expense.

          We estimate that we will record an additional non-cash settlement charge of approximately $120 million related to the Pilot Plan in the December 2004 quarter. This estimate could change because certain data used to calculate the settlement charge is not yet final.

Net Periodic Benefit Costs

          Net periodic benefit cost for the three months ended September 30, 2004 and 2003 included the following components:

			Other
	Pension		Postretirement
	Benefits		Benefits
(in millions)	2004	2003	2004	2003
Service cost	$58	$55	$7	$8
Interest cost	189	177	29	41
Expected return on plan assets	(162)	(174)	—	—
Amortization of prior service cost (benefit)	4	3	(21)	(12)
Recognized net actuarial loss	50	23	1	2
Amortization of net transition obligation	2	2	—	—
Settlement charge	14	—	—	—

Net periodic benefit cost	$155	$86	$16	$39

          Net periodic benefit cost for the nine months ended September 30, 2004 and 2003 included the following components:

			Other
	Pension		Postretirement
	Benefits		Benefits
(in millions)	2004	2003	2004	2003
Service cost	$176	$165	$22	$24
Interest cost	565	531	92	123
Expected return on plan assets	(496)	(522)	—	—
Amortization of prior service cost (benefit)	12	9	(59)	(36)
Recognized net actuarial loss	145	69	5	6
Amortization of net transition obligation	6	6	—	—
Settlement charge	131	—	—	—
Curtailment loss (gain)	—	47	—	(4)

Net periodic benefit cost	$539	$305	$60	$113

Pension Contributions

          Pension contributions to our qualified defined benefit pension plans during 2004 totaled $455 million, $410 million of which was contributed during the nine months ended September 30, 2004. Subsequent to the September 2004 quarter, we contributed the remaining $45 million.

          For additional information about our benefit plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

9. SHAREOWNERS’ DEFICIT

          During the nine months ended September 30, 2004, we distributed from treasury (1) 3.9 million shares of our common stock for redemptions of our Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock) under our Delta Family-Care Savings Plan and (2) a total of 95,837 shares of our common stock under our 2000 Performance Compensation Plan and our Non-Employee Directors’ Stock Plan. At September 30, 2004, accumulated but unpaid dividends on our ESOP Preferred Stock totaled $30 million and are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet. For additional information about our stock compensation plans and our ESOP Preferred Stock, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

10. COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes (1) reported net income (loss); (2) additional minimum pension liability adjustments; and (3) unrealized effective gains and losses on fuel derivative instruments that qualify for hedge accounting. The following table shows our comprehensive loss for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Net loss	$(646)	$(164)	$(2,992)	$(446)
Other comprehensive income (loss)	17	(13)	68	68

Comprehensive loss	$(629)	$(177)	$(2,924)	$(378)

          The following table shows the components of accumulated other comprehensive loss at September 30, 2004 and the activity for the nine months then ended:

	Additional		Accumulated
	Minimum	Fuel	Other
	Pension	Derivative	Comprehensive
(in millions)	Liability	Instruments	Loss
Balance at December 31, 2003	$(2,372)	$34	$(2,338)

Minimum pension liability adjustment	147	—	147
Unrealized gain	—	50	50
Realized gain	—	(87)	(87)
Tax effect	(56)	14	(42)

Net of tax	91	(23)	68

Balance at September 30, 2004	$(2,281)	$11	$(2,270)

          We anticipate that the remaining pretax gains of $18 million related to our fuel hedge contracts settled prior to their scheduled settlement dates will be realized in the December 2004 quarter as the aircraft fuel purchases that were being hedged are consumed. These gains will be recognized as a reduction to aircraft fuel expense. For additional information about the settlement of our fuel hedge contracts, see Note 22 of the Notes to the Consolidated Financial Statements in our Form 10-K. For information about our additional minimum pension liability, see Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

11. GEOGRAPHIC INFORMATION

     We are managed as a single business unit that provides air transportation for passengers and cargo. For additional information about how we manage our business, see Note 14 of the Notes to the Consolidated Financial Statements in our Form 10-K. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
North America	$3,075	$2,966	$9,217	$8,677
Atlantic	600	525	1,581	1,316
Latin America	157	137	455	407
Pacific	39	29	108	77

Total	$3,871	$3,657	$11,361	$10,477

12. RESTRUCTURING AND OTHER RESERVES

     The following table shows our restructuring and other reserve balances as of September 30, 2004 and the activity for the nine months then ended related to (1) facility closures and other costs and (2) severance and related costs:

		Severance and Related Costs
		2002	2001
		Workforce	Workforce
	Facilities	Reduction	Reduction
(in millions)	and Other	Programs	Programs
Balance at December 31, 2003	$47	$5	$1

Payments	(6)	(2)	(1)
Adjustments	(1)	(2)	—

Balance at September 30, 2004	$40	$1	$—

     The facilities and other reserve represents costs related primarily to (1) lease payments to be paid on closed facilities and (2) contract termination fees. The reserve for the 2002 workforce reduction programs primarily represents employee severance costs.

     During the nine months ended September 30, 2004, we recorded adjustments totaling $3 million related to the 2002 workforce reduction programs reserve and to the facilities and other reserve based on revised estimates of remaining costs. For additional information about our charges for restructuring and related items recorded in prior years, see Notes 15 and 16 of the Notes to the Consolidated Financial Statements in our Form 10-K.

13. EARNINGS (LOSS) PER SHARE

     We calculate basic earnings (loss) per share by dividing net income (loss) available to common shareowners by the weighted average number of common shares outstanding. To the extent shares of common stock underlying stock options and convertible securities are dilutive, they are included in the calculation of diluted earnings (loss) per share. The following table shows our computation of basic and diluted loss per share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in millions, except per share data)	2004	2003	2004	2003
BASIC AND DILUTED:
Net loss	$(646)	$(164)	$(2,992)	$(446)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(5)	(4)	(14)	(12)

Net loss available to common shareowners	$(651)	$(168)	$(3,006)	$(458)

Weighted average shares outstanding	126.2	123.4	124.9	123.4

Basic and diluted loss per share	$(5.16)	$(1.36)	$(24.06)	$(3.71)

     For the three and nine months ended September 30, 2004, we excluded from the diluted loss per share computation (1) 36.2 million and 37.1 million stock options, respectively, because the exercise price of these stock options was greater than the average price of our common stock; (2) 7.1 million and 7.0 million additional shares, respectively, primarily related to our ESOP Preferred Stock, because the effect on our loss per share was anti-dilutive; and (3) 12.5 million and 23.9 million shares of common stock issuable upon conversion of our 8% Convertible Senior Notes and our 2-7/8% Convertible Senior Notes, respectively, because the contingent conditions for conversion had not been met.

     For the three and nine months ended September 30, 2003, we excluded from the diluted loss per share computation (1) 34.3 million and 45.5 million stock options, respectively, because the exercise price of these stock options was greater than the average price of our common stock; (2) 7.3 million and 7.0 million additional shares, respectively, primarily related to our ESOP Preferred Stock, because their effect on our loss per share was anti-dilutive; and (3) 12.5 million shares of common stock issuable upon conversion of our 8% Convertible Senior Notes because the contingent conditions for conversion had not been met.

     For additional information about our 8% Convertible Senior Notes and our 2-7/8% Convertible Senior Notes, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Notes 6 and 22, respectively, of the Notes to the Consolidated Financial Statements in our Form 10-K.

14. SUBSEQUENT EVENTS

Debt Exchange Offer (Exchange Offer)

     In October 2004, we amended the Exchange Offer under which, among other things, eligible holders of up to $235 million aggregate principal amount of our 7.78% Series 2000-1C Pass Through Certificates due 2005 and 7.30% Series 2001-1C Pass Through Certificates due 2006 (collectively, Short-Term Existing Securities) could exchange those securities for a like principal amount of our newly issued 9.5% Senior Secured Notes due 2008 (9.5% New Notes). The 9.5% New Notes will (1) be secured by a pool of 32 of our unencumbered mainline aircraft (consisting of 16 MD-88, five MD-90, six B-757-200, one B-767-300 and four B-767-300 ER aircraft) and (2) amortize from 2006 through 2008. Approximately $252 million aggregate principal amount of the Short-Term Existing Securities have been tendered in the Exchange Offer, which is scheduled to be completed on November 23, 2004. Based on the limited number of tenders to date for the other securities subject to the Exchange Offer (the Intermediate and Long-Term Existing Securities), we expect that the Exchange Offer will be unsuccessful with respect to such other classes and that we will seek to use the collateral originally reserved for the Intermediate and Long-Term Securities to secure alternative financing.

     The Exchange Offer is subject to a number of significant conditions which we may waive or amend in our sole discretion. The Exchange Offer is also subject to a condition, that we may not waive, that we have entered into a new collective bargaining agreement with ALPA that provides, in our judgment, at least $1 billion of annual cost reductions by 2006. We believe the new agreement we have entered into with our pilots, described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, satisfies this requirement. The securities offered in the Exchange Offer have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Agreement with Holders of 7.7% Notes Due 2005

     On October 25, 2004, we entered into an agreement with the holders of approximately $135 million aggregate principal amount of our unsecured 7.7% Notes due 2005 to exchange those notes for (1) a like principal amount of newly issued unsecured 8.0% Senior Notes due 2007; and (2) a pro rata allocation of a number of shares of our common stock equal to $22.5 million divided by the average price per share of our common stock over a specified measurement period. We will issue a total of approximately 5.5 million shares of our common stock upon the consummation of this transaction.

     The completion of this transaction is subject to a number of conditions, including the requirement that we have entered into a new collective bargaining agreement with ALPA that provides, in our judgment, at least $1 billion of annual cost reductions by 2006. We believe the new agreement we have entered into with our pilots, described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, satisfies this requirement. The 8.0% Senior Notes and the related shares of our common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Financing Commitment with American Express Travel Related Services Company, Inc. (Amex)

     On October 25, 2004, we entered into a commitment letter with Amex to provide us with up to $600 million of financing. Up to $100 million of this financing will be in the form of a loan from Amex as part of the new credit facility currently being negotiated with GE Commercial Finance as discussed below (Third Party Loan Facility), and $500 million of this amount will be in the form of a prepayment of SkyMiles.

     The prepayment of SkyMiles by Amex will be made in two installments, each in an amount of $250 million, and each subject to significant conditions. The first installment will be paid upon timely satisfaction of certain conditions including, without limitation, the following:

•	the completion of the Exchange Offer with respect to the Short-Term Existing Securities on substantially the terms discussed above in this Note 14;

•	with respect to the Third Party Loan Facility, the full amount of the term loan and the revolving loan has been drawn by us, or is available to be drawn by us, respectively;

•	our determination that there are anticipated annual benefits sufficient for us to achieve financial viability in an out-of-court restructuring, including reduction of pilot costs of at least $1 billion annually by 2006 (which condition we believe is satisfied by the new pilot contract) and achievement of other benefits of at least $1.7 billion annually by 2006 (in addition to the $2.3 billion of annual benefits expected to be achieved by the end of 2004 through previously implemented profit improvement initiatives);

•	satisfaction by Amex with the nature, priority and amount of collateral provided by us with respect to our obligations under the prepayment transaction;

•	there has been no material adverse change (as defined) in our business or financial condition;

•	Amex shall be reasonably satisfied with any change in our business plan that differs materially and adversely from our current business plan; and

•	execution of the prepayment transaction documents.

     The second prepayment installment will be made on a date specified by us that is at least 90 days after the first prepayment installment and will be subject to the following conditions, among others:

•	there exists no material default by us (as this term is defined by mutual agreement between us and Amex); and

•	there has been no material adverse change (as defined) in our business or financial condition since the date of the first prepayment installment.

     The prepayments of SkyMiles will be credited in equal monthly installments toward SkyMiles purchases to be made by Amex during the 24-month period beginning on the first anniversary of the first prepayment and ending on the third anniversary of that installment. Amex’s right to recover the prepayments will be secured on a senior basis by our right to payment for purchased SkyMiles and related assets, and on a junior basis by the collateral securing the Third Party Loan Facility described below in this Note 14.

     Also subsequent to September 30, 2004, we signed agreements with Amex for a multi-year extension of our co-branded credit card, Membership Rewards and merchant services relationships.

Financing Commitment with GE Commercial Finance (GE)

     On November 1, 2004, we entered into a commitment letter with GE to provide us with up to $500 million of financing. $300 million of this financing will be in the form of a senior secured revolving credit facility, and $200 million of this amount will be in the form of a senior secured term loan. Up to $100 million of the financing will be provided by Amex as discussed above.

     The $300 million revolving credit facility will be (1) collateralized on a senior basis by a portion of our accounts receivable and on a junior basis by the collateral securing the term loan and the collateral securing the SkyMiles facility, (2) subject to asset borrowing base limits and (3) subject to a $50 million reserve. It will mature three years from the closing date.

     The $200 million term loan will be (1) collateralized on a senior basis by a pool of a substantial portion of our remaining unencumbered assets and on a junior basis by the collateral securing the credit facility and the collateral securing the SkyMiles facility, and (2) subject to asset borrowing base limits. The collateral pool includes aircraft, real property, spare parts, flight simulators, ground equipment, landing slots, international routes and a pledge of stock of subsidiaries and other investments. The term loan will be payable in 12 equal monthly installments beginning on the second anniversary of the closing date.

     GE’s financing commitment is subject to significant conditions including, without limitation:

•	completion of due diligence by GE;

•	our determination that there are anticipated annual benefits sufficient for us to achieve financial viability in an out-of-court restructuring, including reduction of costs and other benefits of at least $2.7 billion annually by 2006 (in addition to the $2.3 billion of annual benefits expected to be achieved by the end of 2004 through previously implemented profit improvement initiatives);

•	GE has received our detailed operating budget for the 36 month period following closing of the facility in form and substance reasonably satisfactory to GE;

•	the definitive credit facility documentation will be mutually acceptable to the parties;

•	there has been no material adverse effect (as defined) on our business or financial condition; and

•	immediately prior to the closing, we shall have at least $1 billion of cash on hand.

Sale of Orbitz Investment

     During November 2004, we completed the sale of our investment in Orbitz, Inc. (Orbitz) for approximately $143 million. This transaction will result in the recognition of a pre-tax gain totaling approximately $124 million during the December 2004 quarter.

     We previously accounted for our investment in Orbitz under the equity method. Our equity earnings from this investment were not material for the three and nine month periods ended September 30, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

Recent Financial Results

     During the nine months ended September 30, 2004, our financial performance continued to deteriorate. Our unaudited consolidated net loss of $3.0 billion reflects non-cash charges totaling $1.7 billion which are discussed elsewhere in this Form 10-Q, a significant decline in passenger mile yield, historically high aircraft fuel prices and other cost pressures. Our cash and cash equivalents at September 30, 2004 were $1.4 billion, down from $2.7 billion at December 31, 2003. These results are unsustainable and underscore the urgent need to reduce our cost structure.

     Our financial performance for the nine months ended September 30, 2004 was materially adversely affected by a decrease in passenger mile yield. While Revenue Passenger Miles (RPMs), or traffic, rose 12% in the nine months ended September 30, 2004 compared to the corresponding period in the prior year, passenger revenue increased only 8%, reflecting a 4% decrease in the passenger mile yield on a year-over-year basis. The decrease in passenger mile yield reflects the permanent changes in the airline industry that have occurred primarily due to the rapid and continuing growth of low-cost carriers with which we compete in most of our domestic markets.

     Aircraft fuel prices also had a significant negative impact on our financial results for the nine months ended September 30, 2004. These prices reached historically high levels, as our average fuel price per gallon increased 32% to $1.07 (net of hedging gains) for the nine months ended September 30, 2004 compared to the corresponding period in the prior year. We project that our annual aircraft fuel expense will be approximately $950 million higher in 2004 than in 2003, with about 86% of this increase caused by higher aircraft fuel prices.

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

Our Transformation Plan

     In 2002, we began our profit improvement program, which has a goal of reducing by 2005 our mainline fuel price neutralized unit costs by 15% as compared to 2002 and increasing our revenues. While we have made progress under this program, significant increases in aircraft fuel prices and pension and related expense and declining yields have offset a large portion of these benefits. Accordingly, we concluded that we will need substantial further reductions to our cost structure in order to achieve viability.

     At the end of 2003, we began a strategic reassessment of our business. The goal of this project was to develop and implement a comprehensive and competitive business strategy that addresses the airline industry environment and positions us to achieve long-term sustained success. As part of this project, we evaluated the appropriate cost reduction targets and the actions we should take to seek to achieve these targets.

     On September 8, 2004, we outlined key elements of our transformation plan, which is intended to achieve the cost savings and other benefits that we believe are necessary to effect an out-of-court restructuring. The initiatives that we announced are part of our overall strategic reassessment of our business discussed above.

     Our transformation plan is intended to deliver approximately $5 billion in annual benefits by 2006 (as compared to 2002) while also improving the service offered by us to our customers. The plan calls for over 51% of our network to be restructured by January 31, 2005, along with improvements to our product and services, network and fleet, and operational efficiencies and productivity immediately and over the next three years. We believe that we are on track to achieve, by the end of 2004, approximately $2.3 billion of the approximately $5 billion annual target through previously implemented initiatives under our profit improvement program, which began in 2002. Because our cost reduction targets are substantial, we believe that our key stakeholder groups, such as our employees, lenders, lessors and vendors, must participate in the process if we are to be successful.

     Key elements of the transformation plan include: (1) updating and upgrading customer products and services, including cabins and online functionality, and maintaining two-class service in mainline operations; (2) redesigning Atlanta’s hub operation to add flights for greater customer choice and reliability while simultaneously reducing congestion; (3) dehubbing our Dallas/Ft. Worth operations and re-deploying those assets to grow hub operations in Atlanta, Cincinnati and Salt Lake City; (4) adding 31 new nonstop flights to 19 additional destinations from key focus cities; (5) growing Song, our low fare operation, initially by 12 aircraft; (6) reducing fleet complexity by retiring at least four fleet types in four years and increasing overall fleet utilization and efficiency; (7) eliminating 6,000-7,000 jobs over the next 18 months, lowering management overhead costs by 15%, and reducing pay and benefits; and (8) creating an employee reward program to include equity, profit sharing and performance-based incentive payouts.

     Our transformation plan also requires us to raise a significant amount of new funding to meet our near-term operational needs. We expect that the Amex and GE financing commitments described below will, if completed, provide this funding. The transformation plan also contemplates our regaining access to the capital markets on acceptable terms to raise new capital. The amount of new capital will depend in part upon the implementation of various elements of our transformation plan.

     Our transformation plan includes the following targeted annual benefits:

(in millions)	2005	2006
Non-pilot operational improvements	$1,075	$1,600
Pilot cost reduction	900	1,000
Other benefits	135	125

Total	$2,110	$2,725

     Non-Pilot Operational Improvements

     Non-pilot operational improvements consist of (1) technology and productivity enhancements; (2) the elimination of 6,000 — 7,000 non-pilot jobs over the next 18 months; (3) non-pilot pay and benefit savings, including an across-the-board pay reduction of 10% for executives, supervisory, administrative, and frontline employees; (4) dehubbing of our Dallas/Ft. Worth operation effective January 31, 2005 and re-deploying those assets to grow our other hub operations which we believe will generate incremental revenue; and (5) redesigning our primary hub at Atlanta’s Hartsfield-Jackson International Airport to a planned continuous, “un-banked” hub and then expanding this concept to our other hubs, which we also believe will generate incremental revenue.

     In connection with our transformation plan, we expect to record significant one-time adjustments. These adjustments relate to, among other things, (1) a gain from the elimination of the subsidy we offered for retiree and survivor healthcare coverage; (2) charges from voluntary and involuntary employee reduction programs and (3) facility exit costs and other asset related charges. We cannot reasonably estimate the net impact of these adjustments at this time.

     Pilot Cost Reduction

     Our pilot cost structure is significantly higher than that of our competitors and must be reduced in order for us to compete effectively.

     On November 11, 2004, we and our pilots union entered into an agreement that will provide us with $1 billion in long-term, annual cost savings through a combination of changes in wages, pension and other benefits and work rules. The agreement (1) includes a 32.5% reduction to base pay rates on December 1, 2004; (2) does not include any scheduled increases in base pay rates; and (3) includes benefit changes such as a 16% reduction in vacation pay, increased cost sharing for active pilot and retiree medical benefits, the amendment of the defined benefit pension plan to stop service accrual as of December 31, 2004, and the establishment of a defined contribution pension plan as of January 1, 2005. The agreement also states certain limitations on our ability to seek to modify it if we file for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The agreement becomes amendable on December 31, 2009.

     Other Benefits

     Our transformation plan also targets other benefits through concessions from aircraft lessors, creditors and other vendors. We have received commitments from over 100 vendors and suppliers for approximately $59 million in annual savings. Some of these commitments are conditioned on our determination that we have received reasonable assurances from stakeholders of adjustments and concessions that will be sufficient for us to achieve financial viability. We are in negotiations to obtain additional savings from other parties with which we do business.

Employee Incentive Program

     As part of our transformation plan, we are implementing three new employee incentive programs for U.S.-based employees, including pilots: a broad-based nonqualified stock option program; a profit sharing program; and a monthly performance incentive program.

     Pursuant to the broad-based stock option program, on November 11, 2004, we granted to approximately 60,000 employees (excluding officers and directors) stock options to purchase a total of approximately 63 million shares of our common stock. The options have an exercise price equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. For additional information on this subject, see Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Pursuant to the profit sharing program, employees (excluding officers and directors) would be paid an annual bonus from a pool which consists of up to 20% of our annual pretax income (as defined) in excess of specified thresholds.

     Pursuant to the performance incentive program, employees (excluding officers and other participants in management incentive programs) would be eligible to receive monthly bonuses of up to $100 based on customer satisfaction and operational performance metrics.

Liquidity

     Our unencumbered assets are limited, our credit ratings have been substantially lowered and our cost structure is materially higher than that of our competitors. Except for commitments to finance our purchase of regional jet aircraft, we had no available lines of credit at September 30, 2004. Continued losses of the magnitude we recorded in 2003 and in the nine months ended September 30, 2004 are unsustainable, and we have significant obligations due in 2005 and thereafter, including significant debt maturities, operating lease payments, purchase obligations and required pension funding.

     To increase our liquidity, we have taken the following actions:

•	Subsequent to September 30, 2004, we entered into two separate commitment letters with American Express Travel Related Services Company, Inc. (Amex) and GE Commercial Finance (GE) under which those companies agreed to provide us with a total of $1 billion of new financing (Financing Commitments). These Financing Commitments are subject to significant conditions, many of which we cannot control. These conditions include, without limitation: (1) the completion of definitive credit facility documentation; (2) the absence of a material adverse change in our business or financial condition; and (3) our determination that there are anticipated annual benefits sufficient for us to achieve financial viability in an out-of-court restructuring, including reduction of pilot costs of at least $1 billion annually by 2006 (which condition we believe is satisfied by the new pilot contract) and the achievement of other benefits of at least $1.7 billion annually by 2006 (in addition to the $2.3 billion of annual benefits expected to be achieved by the end of 2004 through previously implemented profit improvement initiatives). There can be no assurance that we will be able to consummate these Financing Commitments. Moreover, the consummation of these Financing Commitments will require us to pledge most of our remaining unencumbered collateral. For additional information about these Financing Commitments, see Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Also subsequent to September 30, 2004, we took two actions to defer certain near-term debt obligations:

o	Debt Exchange Offer. We amended an exchange offer (Exchange Offer) under which, among other things, eligible holders of up to $235 million aggregate principal amount of our 7.78% Series 2000-1C Pass Through Certificates due 2005 and 7.30% Series 2001-1C Pass Through Certificates due 2006 (collectively, Short-Term Existing Securities) could exchange those securities for a like principal amount of our newly issued 9.5% Senior Secured Notes due 2008 (9.5% Notes). Approximately $252 million aggregate principal amount of the Short-Term Existing Securities have been tendered in the Exchange Offer, which is scheduled to be completed on November 23, 2004. We do not expect the minimum tender conditions to be met for the other notes covered by the Exchange Offer. We intend to seek to use the collateral originally reserved for those other notes to secure additional financing.

The Exchange Offer is subject to a number of significant conditions which we may waive or amend in our sole discretion. The Exchange Offer is also subject to a condition that we may not waive that we have entered into a new collective bargaining agreement with ALPA that provides, in our judgment, at least $1 billion of annual cost reductions by 2006, which condition we believe is satisfied by the new pilot contract.

o	Agreement with Holders of 7.7% Notes Due 2005. On October 25, 2004, we entered into an agreement with the holders of approximately $135 million aggregate principal amount of our unsecured 7.7% Notes due 2005 to exchange those notes for (1) a like principal amount of newly issued unsecured 8.0% Senior Notes due 2007; and (2) a pro rata allocation of a number of shares of our common stock equal to $22.5 million divided by the average price per share of our common stock over a specified measurement period. The completion of this transaction is subject to a number of conditions, including the requirement that we have entered into a new collective bargaining agreement with ALPA that provides, in our judgment, at least $1 billion of annual cost reductions by 2006, which condition we believe is satisfied by the new pilot contract.

The securities offered in the exchange offers have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For additional information regarding these transactions and other transactions affecting our liquidity which occurred subsequent to September 30, 2004, see Notes 6 and 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     The foregoing initiatives are part of our intensive effort to effect a successful out-of-court restructuring, but there can be no assurance this effort will succeed. If we cannot achieve a competitive cost structure, do not regain sustained profitability or are not able to consummate our financings with Amex and GE, we will need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, our liquidity needs will increase to the extent we are unsuccessful in realizing any of the approximately $5 billion of targeted annual benefits. Similarly, to the extent that any of the other assumptions underlying our business plan prove to be incorrect, we expect that our liquidity needs could change materially. For example, if oil prices stay at current levels of approximately $50 per barrel instead of declining to an average of $40 per barrel in 2005 and an average of $35 per barrel in 2006 as we assume in our business plan, we estimate that our liquidity needs would increase by an additional $600 million in 2005 and an additional $900 million in 2006. For additional information about our liquidity needs and the assumptions underlying our business plan, see “Risk Factors Relating to Delta and the Airline Industry” in Item 2 of this Form 10-Q. To the extent our liquidity needs increase beyond the amounts in our business plan, we may be unable to satisfy such needs and we would then need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

     For additional information about the business environment and the risks we face, see “Risk Factors Relating to Delta and the Airline Industry” in this Form 10-Q.

Results of Operations-Three Months Ended September 30, 2004 and 2003

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $646 million for the September 2004 quarter ($5.16 diluted loss per share), compared to a net loss of $164 million ($1.36 diluted earnings per share) in the September 2003 quarter.

Operating Revenues

     Operating revenues totaled $3.9 billion in the September 2004 quarter, a 6% increase from the September 2003 quarter.

     Passenger revenue increased 5% on a 9% increase in capacity. The increase in passenger revenue reflects a 10% rise in RPMs and a 5% decline in passenger mile yield. The increase in capacity was primarily driven by the restoration of flights that we reduced in 2003 due to the war in Iraq. The decline in the passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets as well as increased price sensitivity by our customers, reflecting in part the availability of airline fare information on the Internet. Also, four major hurricanes impacted a significant portion of our Southeastern operations during the September 2004 quarter, resulting in an estimated revenue loss of approximately $50 million.

     Passenger Revenue per ASM (Passenger RASM) decreased 4% to 9.10¢. Load factor increased 1.0 point to 77.7%. For additional information about factors impacting our passenger revenues for the September 2004 quarter, see the Business Environment section of MD&A in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003, as updated by our Current Report on Form 8-K dated September 15, 2004 (collectively, Form 10-K).

     North American Passenger Revenues - North American passenger revenues increased 2% to $2.8 billion for the September 2004 quarter on a capacity increase of 7%. RPMs increased 9%, while passenger mile yield fell 6%. Passenger RASM decreased 5% to 9.18¢. Load factor increased by 1.1 points to 76.6%.

     International Passenger Revenues - International passenger revenues increased 18% to $755 million during the September 2004 quarter on a capacity increase of 17%. RPMs increased

17%, while passenger mile yield remained unchanged. Passenger RASM increased 1% to 8.61¢. Load factor increased by 0.4 points to 82.1%. The increases in passenger revenues, RPMs and load factor are primarily due to the depressed levels in the prior year resulting from the war in Iraq.

Cargo and Other Revenues - Cargo revenues increased 3% to $117 million in the September 2004 quarter primarily due to a 13% increase from higher freight volume, which was partially offset by a 9% decrease due to lower mail yield. Cargo ton miles increased 8%, while cargo ton mile yield decreased 4%. Other revenues increased 27% to $190 million, primarily reflecting a 7% rise due to increased administrative service charges, a 6% increase due to higher codeshare revenue from capacity increases and a 6% increase due to miscellaneous contract revenue.

Operating Expenses

     Operating expenses were $4.3 billion and $3.7 billion for the September 2004 and September 2003 quarters, respectively. The increase in operating expenses was primarily due to higher fuel prices in the September 2004 quarter as compared to the September 2003 quarter. Operating capacity increased 9% to 39 billion ASMs primarily due to the restoration of capacity that we reduced in the prior year period due to the war in Iraq. Operating cost per available seat mile (CASM) increased 5% to 10.96¢.

     Salaries and related costs increased 3% to $1.6 billion. This reflects a 3% increase due to higher pension and related expense, a 1% rise from a 4.5% salary rate increase in May 2004 for our pilots under their collective bargaining agreement and a 1% increase due to growth in our wholly owned regional jet operations. These increases were partially offset by a 3% decline due to a decrease in benefit expenses from our cost savings initiatives and a 1% decline due to lower mainline headcount.

     Aircraft fuel expense increased 63%, or $304 million, to $786 million, with approximately $285 million of the increase resulting from higher fuel prices, which remain at historically high levels. The average fuel price per gallon increased 52% to $1.20 and total gallons consumed increased 7%.

     None of our aircraft fuel requirements were hedged during the September 2004 quarter. We hedged approximately 53% of these requirements during the September 2003 quarter. As discussed in Note 22 of the Notes to the Consolidated Financial Statements in our Form 10-K, in February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates, resulting in a deferred gain of $82 million ($43 million of which was recognized in the March 2004 and June 2004 quarters). In the September 2004 quarter, we recognized a reduction in fuel expense of $24 million, which represents a portion of this deferred gain. The remaining $15 million of the deferred gain will be recognized during the December 2004 quarter when the related fuel purchases that were being hedged are consumed. Our September 2003 quarter fuel expense is shown net of fuel hedge gains of $26 million.

     We project that our annual fuel expense will be approximately $950 million higher in 2004 than it was in 2003. Approximately 86% of this increase is due to higher fuel prices. These projections assume an average fuel price per gallon in 2004 of $1.15 (net of hedging gains), which is 40% higher than our average fuel price per gallon in 2003, and aircraft fuel consumption of approximately 2.5 billion gallons, which is 7% higher than the aircraft fuel gallons we used in 2003.

     Contracted services expense increased 20%, primarily due to a 6% increase from the suspension of the Transportation Safety Administration (TSA) security fee in the prior year, a 6% increase from new contracts, a 3% increase from additional technology projects and a 2% increase due to increased traffic.

     Expenses from our contract carrier arrangements increased 10% to $234 million, largely reflecting a 4% increase from higher fuel costs and a 2% increase due to higher capacity under certain of these arrangements.

     Aircraft maintenance materials and outside repairs increased 22% to $197 million. This increase is primarily due to increased materials volume from the restoration of capacity that we had reduced due to the war in Iraq and the timing of heavy maintenance visits on regional jet aircraft.

     Passenger commissions expense increased 15%, primarily due to higher incentive commissions as a result of higher passenger volume.

     Passenger service expense increased 13%, primarily due to a 17% increase from higher traffic which was partially offset by a 7% decrease due to lower expenses from our cost savings initiatives.

     Pension settlements, asset writedowns and related items, net totaled $54 million ($0.43 diluted loss per share) for the September 2004 quarter compared to a $7 million ($5 million net of tax, or $0.04 diluted earnings per share) reduction to operating expenses in the September 2003 quarter. The September 2004 quarter reflects (1) a $40 million non-cash aircraft impairment charge ($0.32 diluted loss per share) related to our agreement, entered into in the September 2004 quarter, to sell eight owned MD-11 aircraft and (2) a $14 million non-cash settlement charge ($0.11 diluted loss per share) related to our defined benefit pension plan for pilots (Pilot Plan) due to lump sum distributions to pilots who retired. For additional information about these charges, see Notes 6 and 8, respectively, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. We estimate that we will record an additional non-cash settlement charge of approximately $120 million related to the Pilot Plan in the December 2004 quarter. This estimate could change because certain data used to calculate the settlement charge is not yet final.

     Other operating expenses increased 10%, primarily due to a 10% increase from higher miscellaneous taxes, a 9% increase from higher professional fees associated with restructuring initiatives, and a 3% increase due to increased international traffic. These increases were partially offset by a 12% decrease from lower frequent flyer program expenses.

Operating Income (Loss) and Operating Margin

     We incurred an operating loss of $423 million for the September 2004 quarter, compared to an operating loss of $81 million in the September 2003 quarter. Operating margin, which is the ratio of operating loss to operating revenues, was (11%) and (2%) for the September 2004 and September 2003 quarters, respectively.

Other Income (Expense)

     Other expense, net in the September 2004 quarter was $229 million, compared to other expense, net of $173 million in the September 2003 quarter. This change is primarily attributable to the following:

•	Interest expense increased $19 million in the September 2004 quarter compared to the September 2003 quarter primarily due to higher levels of debt outstanding.

•	We recorded a $15 million gain on extinguishment of debt in the September 2003 quarter related to the completion of a debt exchange offer.

•	Fair value adjustments of derivatives accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), resulted in a $26 million charge in the September 2004 quarter compared to a $1 million charge in the September 2003 quarter. These adjustments relate to our equity warrants and other similar rights in certain companies in both periods and to derivative instruments we used in our fuel hedging program in the prior year period. For additional information about SFAS 133, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Results of Operations—Nine Months Ended September 30, 2004 and 2003

Net Income (Loss) and Earnings (Loss) per Share

     Our unaudited consolidated net loss was $3.0 billion for the nine months ended September 30, 2004 ($24.06 diluted loss per share), compared to a net loss of $446 million ($3.71 diluted loss per share) for the nine months ended September 30, 2003. The loss for the nine months ended September 30, 2004 includes non-cash charges totaling $1.7 billion related to our (1) deferred income tax assets, (2) defined benefit pension plan for pilots and (3) agreement to sell our eight owned MD-11 aircraft. For additional information on these non-cash charges, see Notes 6, 7 and 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Operating Revenues

     Operating revenues totaled $11.4 billion for the nine months ended September 30, 2004, an 8% increase compared to the depressed level recorded for the nine months ended September 30, 2003, particularly in international markets, due to the threatened and actual war in Iraq and the difficult revenue environment.

     Passenger revenue increased 8% on a 10% increase in capacity. The increase in passenger revenue reflects a 12% rise in RPMs and a 4% decline in passenger mile yield. The increase in capacity was primarily driven by the restoration of flights that we reduced in 2003 due to the war in Iraq. The decline in the passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets as well as increased price sensitivity by our customers, reflecting in part the availability of airline fare information on the Internet. Passenger RASM decreased 2% to 9.21¢. Load factor increased 1.5 points to 75.0%. For additional information about factors impacting our passenger revenues for the nine months ended September 30, 2004, see the Business Environment section of MD&A in this Form 10-Q and in our Form 10-K.

     North American Passenger Revenues - North American passenger revenues increased 6% to $8.4 billion for the nine months ended September 30, 2004 on a capacity increase of 8%. RPMs increased 10%, while passenger mile yield fell 3%. Passenger RASM decreased 2% to 9.39¢. Load factor increased by 1.0 point to 74.0%.

     International Passenger Revenues - International passenger revenues increased 21% to $2.0 billion for the nine months ended September 30, 2004 on a capacity increase of 15%. RPMs increased 20%, while passenger mile yield increased 1%. Passenger RASM increased 5% to 8.33¢. Load factor increased by 3.2 points to 79.7%. The increases in passenger revenues, RPMs, yield and load factor are primarily due to the depressed levels in the prior year resulting from the threatened and actual war in Iraq.

     Cargo and Other Revenues - Cargo revenues increased 6% to $364 million for the nine months ended September 30, 2004. This reflects a 12% increase from our freight business due primarily to yield improvement and increased volume, which were depressed in the prior year period due to the war in Iraq. This increase was partially offset by a 6% decline due to lower mail yield. Cargo ton miles increased 8%, while cargo ton mile yield decreased 1%. Other revenues increased 19% to $536 million. The rise in other revenues reflects a 5% increase due to higher administrative service charges, a 5% increase due to miscellaneous contract revenues, a 4% increase related to codeshare relationships and a 3% increase due to higher revenue from certain mileage partnership arrangements.

Operating Expenses

     Operating expenses were $12.4 billion for the nine months ended September 30, 2004, a 14% increase over the nine months ended September 30, 2003. The increase in operating expenses was primarily due to (1) higher fuel prices in the nine months ended September 30, 2004 than in the nine months ended September 30, 2003 and (2) $398 million in government reimbursements under the Appropriations Act that were recorded as an offset to operating expenses in the September 2003 quarter. Operating capacity increased 10% to 114 billion ASMs primarily due to the restoration of capacity that we reduced due to the war in Iraq. CASM decreased 4% to 10.93¢.

     Salaries and related costs remained flat at $4.8 billion. This reflects a 3% decline due to a decrease in benefit expenses from our cost savings initiatives and a 2% decline due to lower Mainline headcount. These decreases were offset by a 2% increase due to higher pension and related expense, a 2% rise from salary rate increases primarily for our pilots under their collective bargaining agreement and a 1% increase due to growth in our wholly owned regional jet operations.

     Aircraft fuel expense increased 42%, or $601 million, to $2.0 billion, with approximately $500 million of the increase resulting from higher fuel prices, which remain at historically high levels. The average fuel price per gallon increased 32% to $1.07 and total gallons consumed increased 7%.

     Approximately 11% and 72% of our aircraft fuel requirements were hedged during the nine months ended September 30, 2004 and 2003, respectively. As discussed in Note 22 of the Notes to the Consolidated Financial Statements in our Form 10-K, in February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates, resulting in a deferred gain of $82 million. In the nine months ended September 30, 2004, we recognized a reduction in fuel expense of $87 million, of which $67 million represents a portion of this deferred gain. The remaining $15 million of the deferred gain will be recognized during the quarter ending December 31, 2004 when the related fuel purchases that were being hedged are consumed. Our fuel expense for the nine months ended September 30, 2003 is shown net of fuel hedge gains of $131 million.

     Contracted services expense increased 12%, primarily due to a 3% increase from new contracts, a 2% increase due to technology projects, a 2% increase from the suspension of the TSA security fee in the September 2003 quarter and a 2% increase due to higher traffic.

     Expenses from our contract carrier arrangements increased 24% to $708 million, largely reflecting a 9% increase due to higher capacity under certain of these arrangements, a 6% increase from higher fuel costs and a 4% increase from higher maintenance expense.

     Aircraft maintenance materials and outside repairs increased 11%, primarily due to increased materials volume and higher costs from scheduled maintenance events.

     Other selling expenses increased 8%, primarily due to an increase in advertising costs. Passenger commissions increased 5% largely from higher incentive commissions due to higher passenger volume. Passenger service expense increased 7%, primarily due to increased traffic which was partially offset by lower expenses from our cost savings initiatives.

     Pension settlements, asset writedowns and related items, net totaled $171 million ($1.37 diluted loss per share) for the nine months ended September 30, 2004 compared to $36 million ($23 million net of tax, or $0.18 diluted loss per share) for the nine months ended September 30, 2003. Our charges for the nine months ended September 30, 2004 include two non-cash settlement charges totaling $131 million related to our Pilot Plan and a $40 million non-cash aircraft impairment charge related to our agreement, entered into in the September 2004 quarter, to sell eight owned MD-11 aircraft. Our net charge for the nine months ended September 2003 reflects a $43 million non-cash charge for the cost of pension and postretirement obligations for participants in our 2002 workforce reduction programs, offset by a $7 million reduction to operating expenses from revised estimates of remaining costs for certain prior year restructuring reserves. For additional information about these charges, see Notes 6, 8 and 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 15 of the Notes to the Consolidated Financial Statements in our Form 10-K.

     During the nine months ended September 2003, Appropriations Act reimbursements totaled $398 million ($251 million net of tax, $2.03 diluted earnings per share). These reimbursements from the U.S. government were recorded as an offset to operating expenses. For additional information about the Appropriations Act, see Note 19 of the Notes to the Consolidated Financial Statements in our Form 10-K.

     Other operating expenses increased 2%. This primarily reflects a 3% increase from higher capacity, a 3% increase related to miscellaneous contracts, a 2% increase from higher fuel taxes and a 1% increase from higher professional fees, which were partially offset by a 4% decline from lower insurance rates, a 4% decline due to lower frequent flyer program expenses and a 2% decline due to lower supplies, utilities and communications costs.

Operating Income (Loss) and Operating Margin

     We incurred an operating loss of $1.1 billion for the nine months ended September 30, 2004, compared to an operating loss of $420 million for the nine months ended September 30, 2003. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (9%) and (4%) for the nine months ended September 30, 2004 and 2003, respectively.

Other Income (Expense)

     Other expense, net for the nine months ended September 30, 2004 was $627 million, compared to other expense, net of $257 million for the nine months ended September 30, 2003. This change is primarily attributable to the following:

•	Interest expense increased $43 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to higher levels of debt outstanding.

•	Gain from sale of investments was $0 for the nine months ended September 30, 2004 compared to $284 million for the nine months ended September 30, 2003. During the September 2003 quarter, we sold our equity investment in Worldspan, recognizing a $279 million gain ($176 million net of tax, $1.42 diluted earnings per share) on that transaction.

•	Fair value adjustments of derivatives accounted for under SFAS 133 resulted in a $44 million charge for the nine months ended September 30, 2004 compared to a $16 million charge for the nine months ended September 30, 2003. These adjustments related to our equity warrants and other similar rights in certain companies and to derivative instruments used in our fuel hedging program. For additional information about SFAS 133, see Notes 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Miscellaneous expense, net was $10 million for the nine months ended September 30, 2004 compared to miscellaneous income, net of $7 million for the nine months ended September 30, 2003. This change is primarily due to (1) less favorable foreign currency exchange rates during the nine months ended September 30, 2004 and (2) a decrease in earnings from our equity investment in Worldspan due to our sale of that investment during the June 2003 quarter.

Income Taxes

     We account for our deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

     During the June 2004 quarter, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.5 billion non-cash charge ($12.30 loss per share) to income tax expense on our Consolidated Statement of Operations. We recorded this additional valuation allowance because we determined that it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred income tax assets. In addition, we will no longer recognize the tax benefit of current period losses for the foreseeable future. For additional information regarding our income taxes, see Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

     Cash and cash equivalents totaled $1.4 billion at September 30, 2004, compared to $2.7 billion at December 31, 2003. For the nine months ended September 30, 2004, net cash used in operating activities totaled $685 million, which includes the following significant items:

•	Our $3.0 billion net loss for the nine months ended September 30, 2004. This net loss reflects a $1.3 billion non-cash provision related to our deferred income tax assets, two non-cash settlement charges totaling $131 million for our Pilot Plan and $929 million of depreciation and amortization.

•	A $447 million increase in our air traffic liability from December 31, 2003 to September 30, 2004 due to increased codeshare sales and higher bookings for the upcoming holiday travel season.

•	Our $410 million funding of our qualified defined benefit pension plans.

     Capital expenditures include (1) cash used for flight equipment, including advance payments; (2) cash used for ground property and equipment (including expenditures, net of reimbursements, related to our Boston airport terminal project); and (3) aircraft delivered under seller-financing arrangements (which is a non-cash item). For the nine months ended September 30, 2004, capital expenditures were approximately $750 million. For the quarter ending December 31, 2004, we expect capital expenditures to be approximately $300 million, including $135 million related to the acquisition of regional jet aircraft which we expect will be delivered under seller-financing arrangements.

     Debt and capital lease obligations, including current maturities, were $12.8 billion at September 30, 2004 and $12.6 billion at December 31, 2003. During the nine months ended September 30, 2004, we entered into the following financing transactions (for additional information about these transactions, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

•	We entered into secured financing arrangements under which we borrowed $566 million, which is due in installments through June 2020. The proceeds from these borrowings were used to (1) repay $498 million of outstanding interim financing for 18 CRJ-200 and 12 CRJ-700 aircraft and (2) finance our purchase of six CRJ-700 aircraft delivered during the nine months ended September 30, 2004.

•	In February 2004, we issued $325 million principal amount of 2-7/8% Convertible Senior Notes (2-7/8% Convertible Senior Notes) due 2024.

•	On February 27, 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we have available to us long-term, secured financing at the time of acquisition for these aircraft.

•	On July 7, 2004 we amended three of our existing secured loan agreements with General Electric Capital Corporation. As a result of these amendments, we received $152 million of incremental liquidity.

     Additionally, during November 2004, we completed the sale of our investment in Orbitz, Inc. for approximately $143 million. This transaction will result in the recognition of a pre-tax gain totaling approximately $124 million during the December 2004 quarter.

     For additional information about financing and other transactions affecting our liquidity subsequent to September 30, 2004, see Notes 6 and 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     During the nine months ended September 30, 2004, we made approximately $575 million in debt repayments, including $236 million in principal repayments of unsecured notes that matured on March 15, 2004. Our scheduled debt maturities are $129 million for the quarter ending December 31, 2004 and approximately $1.3 billion for 2005. For additional information about our debt maturities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q as well as the Business Environment section and the Contractual Obligations table in MD&A in our Form 10-K.

     Shareowners’ deficit was $3.6 billion at September 30, 2004 and $659 million at December 31, 2003. The change in shareowners’ deficit is primarily due to our net loss for the nine months ended September 30, 2004.

Pension Plans

     We sponsor qualified defined benefit pension plans for eligible employees and retirees. Our funding in 2004 totaled $455 million, which included (1) a voluntary contribution of $325 million to our non-pilot pension plan, which we made in the March 2004 quarter, and (2) required contributions totaling $130 million to our pilot pension plans, of which we contributed $85 million during the nine months ended September 30, 2004 and $45 million in October 2004. These contributions satisfy our funding requirements for 2004.

     We currently estimate that our funding obligations under our defined benefit and defined contribution pension plans for 2005 will be approximately $500 million to $550 million. This estimate may vary materially depending on, among other things, the assumptions used to determine the amount and whether we make contributions in excess of those required. It reflects the projected impact of the election we made earlier this year to utilize the alternative deficit reduction contribution relief provided by the Pension Funding Equity Act of 2004. This legislation allows us to defer payment of a portion of the otherwise required funding.

     Additionally, we presently expect that our funding obligations under our pension plans in each of the years from 2006 through 2008 will be significant. Estimates of the amount and timing of our future funding obligations under our defined benefit pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, future long-term corporate bond yields, statutory requirements and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on, among other things, whether we elect to make contributions to the pension plans in excess of those required under ERISA (such voluntary contributions may reduce or defer the funding obligations we would have absent those contributions).

     For additional information about our defined benefit pension plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Credit Ratings

     During the September 2004 quarter and through November 10, 2004, certain of our credit ratings were lowered. Our senior unsecured long-term debt is rated Ca by Moody’s Investors Service, Inc., CC by Standard and Poor’s Rating Services and C by Fitch Ratings. All three agencies have stated that their ratings outlook for our senior unsecured debt is negative. For additional information related to our credit ratings, see the Credit Ratings and Covenants section of MD&A in our Form 10-K.

Risk Factors Relating to Delta and the Airline Industry

Risks Relating to Delta

If we are unsuccessful in reducing our operating expenses and continue to experience significant losses, we will need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.

     We reported a net loss of $773 million, $1.3 billion and $1.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively. Our unaudited net loss was $646 million for the September 2004 quarter and $3.0 billion for the nine months ended September 30, 2004. We expect our revenue and cost challenges to continue. In addition, Deloitte & Touche LLP, our independent registered public accounting firm, issued on September 14, 2004, a new Report of Independent Registered Public Accounting Firm that contains an explanatory paragraph which makes reference to uncertainty about our ability to continue as a going concern. Even if we (1) consummate the exchange offer (Exchange Offer) with respect to $235 million aggregate principal amount of Pass Through Certificates maturing in 2005 and 2006, (2) close the agreement with the holders of approximately $135 million aggregate principal amount of our 7.7% Notes due 2005 to defer the payment of that indebtedness to 2007 (7.7% Note Deferral) and (3) receive an aggregate of $1 billion under our financing commitments (Financing Commitments) from American Express Travel Related Services, Inc. (Amex) and GE Commercial Finance (GE), future reports may continue to contain this explanatory paragraph. If we are unable to complete the financings covered by the Financing Commitments or are unable to satisfy our future liquidity needs, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

     The closing of each of the Exchange Offer, the 7.7% Note Deferral and the Financing Commitments is conditioned upon, among other things, our having determined that there are anticipated annual benefits sufficient for us to achieve financial viability by way of an out-of-court restructuring, including reduction of pilot costs of at least $1 billion annually by 2006 (which condition we believe is satisfied by the new pilot contract) and other benefits of at least $1.7 billion annually by 2006 (in addition to the $2.3 billion of annual benefits (compared to 2002) expected to be achieved by the end of 2004 through previously implemented profit improvement initiatives). This determination will be based on a number of material assumptions, including, without limitation, assumptions about fuel prices, yields, competition and our access to additional sources of financing on acceptable terms. Any number of these assumptions, many of which, such as fuel prices, are not within our control, could prove to be incorrect.

     Even if we achieve all of the approximately $5 billion in annual benefits we are targeting, since our industry has been subject to progressively increasing competitive pressure, we may need even greater cost savings. We cannot assure you that these anticipated benefits will be achieved or that if they are achieved that they will be adequate for us to maintain financial viability.

     In addition, our transformation plan involves significant changes to our business. For example, the planned schedule changes on January 31, 2005 will be the largest single day schedule transformation in our history. We cannot assure you that we will be successful in implementing the plan or that key elements, such as employee job reductions, will not have an adverse impact on our business and results of operations, particularly in the near term. Although we have assumed that incremental revenues from our transformation plan will more than offset related costs, in light of the competitive pressures we face, we cannot assure you that we will be successful in realizing any of such incremental revenues.

     If we are not successful in reducing our operating expenses or continue to experience significant losses we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. If the Exchange Offer and the Financing Commitments are consummated, a subsequent restructuring under Chapter 11 of the U.S. Bankruptcy Code may be particularly difficult because we will have pledged most of our remaining unencumbered collateral in connection with those transactions.

We have substantial liquidity needs, and there is no assurance that we will be able to obtain the necessary financing to meet those needs on acceptable terms or at all.

     Even if we are successful in achieving all of the approximately $5 billion (compared to 2002) in targeted annual benefits and consummating the Exchange Offer and the 7.7% Note Deferral, we will still have substantial liquidity needs. Although we have received the Financing Commitments, the closing and funding of these transactions are subject to significant conditions, many of which we cannot control. Even if we are successful in obtaining such financing and deferrals, we expect that, to meet our liquidity needs in 2005 and early 2006, we will also need to (1) defer the maturities of an additional $175 million of indebtedness maturing in 2005; (2) secure an additional $130 million to $150 million of financing using the collateral originally reserved for the intermediate and long-term securities subject to the Exchange Offer; and (3) secure an additional $85 million of liquidity in early 2006. Although we are currently pursuing a number of financing alternatives to meet these additional needs, we have not yet obtained any commitments for such additional deferrals and financing and cannot assure you that we will be successful in obtaining such deferrals and financing. If these transactions are not consummated, if we are unable to obtain additional necessary financing or deferrals to meet our liquidity needs, or if our liquidity needs are higher than we currently estimate, we would need to seek to restructure under Chapter 11 of the Bankruptcy Code.

     Our liquidity needs will be substantially higher than we expect if:

•	Oil prices do not decline significantly. Our business plan assumes that oil prices decline to an average price per barrel of $40 in 2005 and $35 in 2006. The forward curve currently implies substantially higher prices during such periods. If oil prices were to stay at current levels of approximately $50 per barrel, we estimate that our liquidity needs would increase by an additional $600 million in 2005 and an additional $900 million in 2006. We have no hedges or contractual arrangements that would reduce our costs below market prices.

•	Any of the other assumptions underlying our business plan prove to be incorrect. Many of these assumptions, such as yields, competition, pension funding obligations and our access to financing, are not within our control.

•	We are unsuccessful in achieving any of the approximately $5 billion of targeted benefits (compared to 2002) of our transformation plan. Many of the benefits of our transformation plan, such as incremental revenues, are not within our control.

•	Our Visa/MasterCard processor requires a significant holdback. Our current Visa/MasterCard processing contract expires in August 2005. If our renewal or replacement contract requires a significant holdback, it will increase our liquidity needs.

Our indebtedness and other obligations are substantial and materially adversely affect our business and our ability to incur additional debt to fund future needs.

     We have now and will continue to have a significant amount of indebtedness and other obligations, as well as substantial pension funding obligations. As of September 30, 2004, we had approximately $12.8 billion of total consolidated indebtedness, including capital leases. We also have minimum rental commitments with a present value of approximately $8 billion under noncancelable operating leases with initial or remaining terms in excess of one year. Except for commitments to finance our purchases of regional jet aircraft, we had no available lines of credit at September 30, 2004. Other than the Financing Commitments, we believe that our access to additional financing on acceptable terms is limited, at least in the near term. If we cannot achieve a competitive cost structure, do not regain sustained profitability or are not able to close and fund the Financing Commitments, we would need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code. If the Exchange Offer and the Financing Commitments are consummated, a subsequent restructuring under Chapter 11 of the U.S. Bankruptcy Code may be particularly difficult because we will have pledged most our remaining unencumbered collateral in connection with those transactions.

     Our substantial indebtedness and other obligations have, and in the future could continue to, negatively impact our operations by:

•	requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

•	making us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, limiting our ability to withstand competitive pressures and reducing our flexibility in planning for, or responding to, changing business and economic conditions; and

•	placing us at a competitive disadvantage to our competitors that have relatively less debt than we have.

Our pension plan funding obligations are significant and are affected by factors beyond our control.

     We sponsor qualified defined benefit pension plans for eligible employees and retirees. Our funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA). We have met our required funding obligations for these plans under ERISA in 2004.

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

     We currently estimate that our funding obligations under our defined benefit and defined contribution pension plans for 2005 will be approximately $500 million to $550 million. This estimate may vary materially depending on, among other things, the assumptions used to determine the amount and whether we make contributions in excess of those required. It reflects the projected impact of the election we made earlier this year to utilize the alternative deficit reduction contribution relief provided by the Pension Funding Equity Act of 2004. That legislation permits us to defer payment of a portion of the otherwise required funding. Our anticipated funding obligations under our pension plans for 2006 and thereafter cannot be reasonably estimated at this time because these estimates may vary materially depending on the assumptions used to determine them and whether we make contributions in excess of those required. Nevertheless, we presently expect that our funding obligations under our pension plans in each of the years from 2006 through 2008 will be significant and could have a material adverse impact on our liquidity.

If our pilots retire prior to their normal retirement at age 60 at greater than historical levels, this could disrupt our operations, negatively impact our revenue and increase our pension funding obligations.

     Under the Delta Pilots Retirement Plan (DPRP), Delta pilots who retire can elect to receive 50% of their pension benefit in a lump sum in connection with their retirement and the remaining 50% as an annuity after retirement.

During certain recent months, our pilots have taken early retirement at greater than historical levels apparently due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if (a) we were to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code and (b) a notice of intent to terminate the DPRP is issued. If early retirements by pilots occur at greater than historical levels in the future, this could, depending on the number of pilots who retire early, the aircraft types these pilots operate and other factors, disrupt our operations, negatively impact our revenues and increase our pension funding obligations significantly. On September 28, 2004, we announced that we had reached an agreement with ALPA that permits pilots who elect early retirement to return to work under certain circumstances. We believe this agreement alleviates for the time being the potential operational disruption created by early pilot retirements. However, it does not assure we can avoid disruption of our operations in future periods, particularly if we seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code, depending on the number of pilots who retire early, the aircraft types these pilots operate and other factors. The interim agreement does not address our pension funding obligations. The interim agreement limits our ability to issue a notice of intent to terminate the DPRP prior to February 1, 2005. Effective October 1, 2004, 99 of our pilots retired (71 of which were early retirements from our active roster). Three of those pilots were rehired pursuant to the agreement with ALPA. On November 1, 2004, 69 of our pilots retired (55 of which were early retirements from our active roster). Approximately 2,000 of our 6,900 pilots are currently at or over age 50 and thus are eligible to retire.

Our business is dependent on the availability and price of aircraft fuel. Significant disruptions in the supply of aircraft fuel or continued periods of historically high fuel costs will materially adversely affect our operating results.

     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2003, when our average fuel price per gallon rose 22% to approximately 81.78¢ as compared to 2002. Our fuel costs represented 13%, 11% and 12% of our operating expenses in 2003, 2002 and 2001, respectively. During the nine months ended September 30, 2004, aircraft fuel prices remained at historically high levels, and our average fuel price per gallon was $1.07, a 32% increase compared to the nine months ended September 30, 2003. Due to the competitive nature of the airline industry, we do not expect to be able to pass on any increases in fuel prices to our customers by increasing our fares.

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

     Our business is highly dependent on our ability to access the capital markets. Since September 11, 2001, our senior unsecured long-term debt ratings have been lowered to Ca by Moody’s Investors Service, Inc., CC by Standard & Poor’s Rating Services and C by Fitch Ratings. All three agencies have stated that their ratings outlook for our senior unsecured debt is negative. Our credit ratings may be lowered further or withdrawn. While we do not have debt obligations that accelerate as a result of a credit ratings downgrade, we believe that we cannot access the capital markets for new borrowings on acceptable terms at this time without pledging unencumbered assets having a current market value substantially in excess of the amount borrowed. Our transformation plan requires us to raise a significant amount of new funding to meet our near term operational needs (which is the purpose of the Financing Commitments), and also contemplates that we will regain access to the capital markets on acceptable terms to raise new capital. The consummation of the Exchange Offer and our Financing Commitments will require us to pledge most of our remaining unencumbered assets.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

     Our business is heavily dependent on our operations at the Atlanta Airport and at our other hub airports in Cincinnati and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta Airport or at one of our other hubs could have a serious impact on our business, financial condition and operating results.

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

     In addition, any internal technology error or failure, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of our technology could impact our customer service and result in increased costs. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.

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

     Our collective bargaining agreement with ALPA, which represents our pilots, becomes amendable on December 31, 2009.

     Our wholly-owned subsidiary, Atlantic Southeast Airlines, Inc. (ASA), is in collective bargaining negotiations with ALPA, which represents ASA’s pilots, and with the Association of Flight Attendants, which represents ASA’s flight attendants. The outcome of these collective bargaining negotiations cannot presently be determined. In addition to the ASA negotiations, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

We are facing significant litigation, including litigation arising from the terrorist attacks on September 11, 2001, and if any such significant litigation is concluded in a manner adverse to us, our financial condition and operating results could be materially adversely affected.

     We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. It appears that the plaintiffs in these September 11 actions are alleging that we and many other air carriers are jointly liable for damages resulting from the terrorist attacks based on a theory of shared responsibility for passenger security screening at Boston Logan International Airport, Washington Dulles International Airport and Newark Liberty International Airport. These lawsuits, which are in preliminary stages, generally seek unspecified damages, including punitive damages. Although federal law limits the financial liability of any air carrier for compensatory and punitive damages arising out of the September 11 terrorist attacks to no more than the limits of liability insurance coverage maintained by the air carrier, it is possible that we may be required to pay damages in the event of our insurer’s insolvency or otherwise.

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

Issuances of equity in connection with our restructuring increases the likelihood that in the future our ability to utilize our federal income tax net operating loss carryforwards may be limited.

     Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $6.3 billion as of September 30, 2004. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Cody and undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (an Ownership Change). Even outside of a Chapter 11 restructuring, there can be no assurances that future actions by us or third parties will not trigger an Ownership Change resulting in a limitation on our ability to deduct net operating loss carryforwards.

Risks Relating to the Airline Industry

The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.

     Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and lasting changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices are at historically high levels. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will continue and may adversely impact our operations and profitability.

Bankruptcies and other restructuring efforts by our competitors have put us at a competitive disadvantage.

     Since September 11, 2001, several air carriers have sought to reorganize under Chapter 11 of the U.S. Bankruptcy Code, including United Airlines, the second-largest U.S. air carrier, US Airways, the seventh-largest U.S. air carrier, ATA Airlines, the tenth-largest U.S. air carrier, and several smaller competitors. Since filing for Chapter 11 on August 11, 2002, US Airways emerged from bankruptcy, but announced on September 12, 2004 that it is again seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Additionally, American

Airlines restructured certain labor costs and lowered its operating cost base. These reorganizations or restructurings have enabled these competitors to significantly lower their operating costs. Our unit costs have gone from being among the lowest of the hub-and-spoke carriers to among the highest, a result that places us at a serious competitive disadvantage. Even though we have now entered into a new collective bargaining agreement with our pilots to deliver $1 billion in long-term annual cost savings, our pilot cost structure will still be higher than that of the low cost carriers.

The airline industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have substantially lower costs than we do and provide service at lower fares to destinations served by us. Our revenues continue to be materially adversely impacted by the growth of low-cost carriers, with which we compete in most of our markets. Significant expansion by low-cost carriers to our hub airports could have an adverse impact on our business. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. We recently implemented a fare simplification program for air fares from the Greater Cincinnati Northern Kentucky International Airport and while we cannot at this time determine the impact this program will have on our business, it could be a negative impact. In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets.

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

     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Under the 2003 Emergency Wartime Supplemental Appropriations Act, the U.S. government is currently providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. On July 30, 2004, the Secretary of Transportation directed the FAA to extend the war-risk insurance currently in force from August 31, 2004 to December 31, 2004. The U.S. government is considering legislative and administrative options to extend some or all of the war-risk insurance provided to U.S. airlines beyond December 31, 2004; however, there can be no assurance that such an extension will occur. The withdrawal of government support of airline war-risk insurance would require us to obtain insurance coverage commercially, which could have substantially less desirable coverage, may not be adequate to protect our risk of loss from future acts of terrorism and may result in a material increase to our operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in market risk from the information provided in the Market Risks Associated with Financial Instruments section of MD&A in our Form 10-K other than those discussed below.

Aircraft Fuel Price Risk

     Our results of operations may be significantly impacted by changes in the price of aircraft fuel. For the nine months ended September 30, 2004, aircraft fuel expense accounted for 16% of our total operating expenses. We project our annual fuel expense to be $950 million greater in 2004 as compared to 2003. This projection assumes an average fuel price per gallon in 2004 of $1.15 (net of hedging gains) and aircraft fuel consumption of approximately 2.5 billion gallons. Based on these assumptions, a 10% rise in our average annual jet fuel prices would increase our current projection for aircraft fuel expense by an additional $290 million for the year ended December 31, 2004.

     For additional information regarding our other exposures to market risks, see the Market Risks Associated with Financial Instruments section of MD&A as well as Notes 2, 3, and 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 4. Controls and Procedures

     (a) Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2004 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) During the three months ended September 30, 2004, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated interim financial statements and Note 1 to the annual financial statements for the year ended December 31, 2003 (not presented herein), certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the respective financial statements.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, cash flows and shareowners’ (deficit) equity for the year then ended (not presented herein); and in our report dated March 12, 2004 (September 14, 2004 as to matters under captions “Business Environment” and “Reclassifications” in Note 1), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 15, 2004

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 3, 2004, a former Delta employee filed a lawsuit on behalf of himself and all other participants in the Delta Family-Care Savings Plan (“Savings Plan”) against Delta and certain past and present members of Delta’s Board of Directors alleging violations of ERISA. The complaint alleges that the defendants breached their fiduciary obligations under ERISA during the period from November 2000 through August 2004 with respect to Savings Plan investments in our stock, both in our common stock fund into which participants may direct their own contributions and the Savings Plan’s employee stock ownership plan component into which Delta directs its contributions. Subsequent to the filing of the complaint, an identical action was filed by a second former employee, and a third similar action was filed by a different former employee. The third suit contains additional claims, and names all current members of the Board of Directors and several past directors as defendants. All three complaints seek unspecified damages and have been filed in U.S. District Court in the Northern District of Georgia. We believe these lawsuits are without merit and intend to vigorously defend these lawsuits.

Item 3. Defaults Upon Senior Securities

     The determination to pay cash dividends on our Series B ESOP Convertible Preferred Stock (ESOP Preferred Stock) and our common stock is at the discretion of our Board of Directors, and is also subject to the provisions of Delaware General Corporation Law (Delaware Law). Delaware law provides that a company may pay dividends on its stock only (1) out of its “surplus”, which is generally defined as the excess of the company’s net assets over the aggregate par value of its issued stock, or (2) from its net profits for the fiscal year in which the dividend is paid or from its net profits for the preceding fiscal year.

     Effective December 2003, our Board of Directors suspended indefinitely the payment of dividends on our ESOP Preferred Stock to comply with Delaware law. We have a negative “surplus” (as defined above) and we did not have net profits in either of the years ended December 31, 2003 or 2002. The terms of the ESOP Preferred Stock provide for cumulative dividends on that stock and prohibit the payment of dividends on our common stock until all cumulative dividends on the ESOP Preferred Stock have been paid. Unpaid dividends on the ESOP Preferred Stock will accrue without interest, until paid, at a rate of $4.32 per share per year. At September 30, 2004, accumulated but unpaid dividends on the ESOP Preferred Stock totaled $30 million and are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet.

     For additional information about our ESOP Preferred Stock, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 5. Other Information

     On November 10, 2004, our 185 flight superintendents, represented by the Professional Airline Flight Control Association, ratified a new five-year agreement. The new contract includes (1) a 10% wage reduction, (2) significant productivity enhancements and (3) conversion to a cash balance retirement plan. The amendable date of this new agreement is January 1, 2010.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004.

(b) Reports on Form 8-K

     On July 2, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events and Regulation FD Disclosure, that Karl J. Krapek and Kenneth B. Woodrow have been elected to the Board of Directors and that George M.C. Fisher has retired from the Board of Directors.

     On July 13, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events and Regulation FD Disclosure, that it will recognize in the June 2004 quarter two significant non-cash charges totaling $1.65 billion. Additionally, Delta announced that it will no longer recognize income tax benefits for the foreseeable future.

     On July 30, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events and Regulation FD Disclosure, a letter from Delta’s Chief Executive Officer to all Delta pilots.

     On August 18, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events and Regulation FD Disclosure, that Paula G. Rosput was elected to the Board of Directors effective August 17, 2004.

     On August 18, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 5 – Other Events and Regulation FD Disclosure, the commencement of consent solicitations from holders of certain equipment trust certificates and pass through certificates.

     On September 8, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 2.05 – Costs Associated with Exit or Disposal Activities and Item 7.01 Regulation FD Disclosure, key elements of the Company’s transformation plan.

     On September 15, 2004, Delta filed a Current Report on Form 8-K, under Item 8.01 – Other Events, to update certain sections of our Form 10-K for the year ended December 31, 2003. The Form 8-K includes a reissued Report of Independent Registered Public Accounting Firm by Deloitte & Touche LLP, our independent registered public accounting firm, that contains an explanatory paragraph which makes reference to the uncertainty about our ability to continue as a going concern.

     On September 16, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 8.01 – Other Events, the commencement of an offer to exchange up to $680 million principal amount of three series of newly issued senior secured notes to the holders of $2.6 billion aggregate principal amount of outstanding unsecured debt securities and enhanced pass through certificates.

     On September 28, 2004, Delta filed a Current Report on Form 8-K reporting, under Item 8.01 – Other Events, (1) a memorandum to all Delta employees updating cost saving measures previously announced on September 8, 2004; and (2) the issuance of a press release regarding pilot ratification of an early retirement agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

By: /s/ Michael J. Palumbo Michael J. Palumbo Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 15, 2004

Exhibit Index

Exhibit No.	Description
12	Computation of ratio of earnings (loss) to fixed charges.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004.

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004.