Form 10-K
period 2004-12-31
DELTA AIR LINES INC /DE/
filed 2005-03-10
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5424
DELTA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0218548

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

Post Office Box 20706
Atlanta, Georgia	30320-6001

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     (404) 715-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.50 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8 1/8% Notes Due July 1, 2039	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:     None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X      No
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $894 million.
      On February 28, 2005, there were outstanding 141,229,031 shares of the registrant’s common stock.
      This document is also available on our website at http://investor.delta.com/edgar.cfm.
Documents Incorporated By Reference
      Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareowners to be held on May 19, 2005 to be filed with the Securities and Exchange Commission.

i

ii

Forward-Looking Information
      Statements in this Form 10-K (or otherwise made by us or on our behalf) which are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in Item 1. “Business — Risk Factors Relating to Delta” and “Business — Risk Factors Relating to the Airline Industry.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.
      Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.
PART I

ITEM 1.	BUSINESS
General Description
      We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States and around the world. As of December 31, 2004, we (including our wholly-owned subsidiaries, Atlantic Southeast Airlines, Inc. (“ASA”) and Comair, Inc. (“Comair”)) served 176 domestic cities in 43 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as well as 51 cities in 33 countries. With our domestic and international codeshare partners, our route network covers 224 domestic cities in 49 states, and 223 cities in 89 countries. We are managed as a single business unit.
      Based on calendar year 2004 data, we are the second-largest airline in terms of passengers carried, and the third-largest airline measured by operating revenues and revenue passenger miles flown. We are a leading U.S. transatlantic airline, serving the largest number of nonstop markets and offering the most daily flight departures. Among U.S. airlines, we have the second-most transatlantic passengers.
      For each of the years ended December 31, 2004, 2003 and 2002, passenger revenues accounted for 92% of our consolidated operating revenues, and cargo revenues and other sources accounted for 8% of our consolidated operating revenues. In 2004, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 81%, 14%, 4% and 1%, respectively, of our consolidated operating revenues. In 2003, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 83%, 12%, 4% and 1%, respectively, of our consolidated operating revenues. In 2002, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 82%, 13%, 4% and 1%, respectively, of our consolidated operating revenues.
      We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia (the “Atlanta Airport”). Our telephone number is (404) 715-2600, and our Internet address is www.delta.com.
      See “— Risk Factors Relating to Delta” and “— Risk Factors Relating to the Airline Industry” in this Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in Item 7 for additional discussion of trends and factors affecting us and our industry.
Airline Operations
      An important characteristic of our route network is our hub airports in Atlanta, Cincinnati and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. Our hub and spoke system also provides passengers with access to our principal international gateways in Atlanta and New York — John F. Kennedy International Airport (“JFK”). As briefly discussed below, other key characteristics of our route network include our alliances with foreign airlines; the Delta Connection Program; the Delta Shuttle; Songtm,

our low-fare service; and our domestic marketing alliances, including with Continental Airlines, Inc. (“Continental”) and Northwest Airlines, Inc. (“Northwest”).

International Alliances
      We have formed bilateral and multilateral marketing alliances with foreign airlines to improve our access to international markets. These arrangements can include codesharing, frequent flyer benefits, shared or reciprocal access to passenger lounges, joint promotions and other marketing agreements.
      Our international codesharing agreements enable us to market and sell seats to an expanded number of international destinations. Under international codesharing arrangements, we and the foreign carriers publish our respective airline designator codes on a single flight operation, thereby allowing us and the foreign carrier to offer joint service with one aircraft rather than operating separate services with two aircraft. These arrangements typically allow us to sell seats on the foreign carrier’s aircraft that are marketed under our “DL” designator code and permit the foreign airline to sell seats on our aircraft that are marketed under the foreign carrier’s two-letter designator code. We have international codeshare arrangements in effect with Aerolitoral, Aeromexico, Air France (and certain of Air France’s affiliated carriers operating flights beyond Paris), Air Jamaica, Alitalia, Avianca, China Airlines, China Southern, CSA Czech Airlines, El Al Israel Airlines, flybe british european, Korean Air, Royal Air Maroc and South African Airways.
      Delta, Aeromexico, Air France, Alitalia, Continental, CSA Czech Airlines, KLM Royal Dutch Airlines (“KLM”), Korean Air and Northwest are members of the SkyTeam international airline alliance. One goal of SkyTeam is to link the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations. In 2002, we, our European SkyTeam partners and Korean Air received limited antitrust immunity from the U.S. Department of Transportation (“DOT”). The grant of antitrust immunity enables us and our immunized partners to offer a more integrated route network, and develop common sales, marketing and discount programs for customers. In September 2004, we filed an application, which is pending before the DOT, for six-way transatlantic antitrust immunity in order to add Northwest and KLM to the antitrust immunity we have with Air France, Alitalia, and CSA Czech Airlines.

Delta Connection Program
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
      We have contractual arrangements with five regional carriers to operate regional jet and turboprop aircraft using our “DL” designator code. ASA and Comair are our wholly-owned subsidiaries, which operate all of their flights under our code. We also have agreements with SkyWest Airlines, Inc. (“SkyWest”), Chautauqua Airlines, Inc. (“Chautauqua”) and American Eagle Airlines, Inc. (“Eagle”), which operate some of their flights using our code. We pay SkyWest and Chautauqua amounts, as defined in the applicable agreement, which are based on an annual determination of their respective cost of operating those flights and other factors intended to approximate market rates for those services. We have recently entered into a comparable agreement with Republic Airline, Inc. (“Republic Airline”), an affiliate of Chautauqua, under which Republic Airline is scheduled to begin operating some of their flights under our code in July 2005. For additional information regarding our agreements with SkyWest and Chautauqua, see Note 8 of the Notes to the Consolidated Financial Statements.
      Our contract with Eagle, which is limited to certain flights operated to and from the Los Angeles International Airport, as well as a portion of our SkyWest agreement, are structured as revenue proration agreements. These prorate arrangements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Delta Shuttle
      The Delta Shuttle is our high frequency service targeted to Northeast business travelers. It provides nonstop, hourly service between New York — LaGuardia Airport (“LaGuardia”) (Marine Air Terminal) and both Boston — Logan International Airport (“Logan”) and Washington, D.C. — Ronald Reagan National Airport (“National”).

Song
      On April 15, 2003, we introduced a new low-fare operation, Song, that primarily offers flights between cities in the Northeastern United States, Los Angeles, Las Vegas and Florida leisure destinations. As of December 31, 2004, Song offered 142 daily flights using a fleet of 36 B-757 aircraft. In September 2004, we announced plans to convert 12 Mainline aircraft to Song service in 2005, which will enable Song to expand its service to additional markets during 2005. Song is intended to assist us in competing more effectively with low-cost carriers in leisure markets through a combination of larger aircraft than those operated by low-cost carriers, high frequency flights, advanced in-flight entertainment technology and innovative product offerings.

Domestic Alliances
      We have entered into marketing alliances with (1) Continental and Northwest and (2) Alaska Airlines and Horizon Air Industries, both of which include mutual codesharing and reciprocal frequent flyer and airport lounge access arrangements. These marketing relationships are designed to permit the carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the carriers’ route networks. Currently, Delta, Continental and Northwest are allowed to codeshare on a combined 5,200 flights.
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
      Authority to operate international routes and international codesharing arrangements is regulated by the DOT and by the foreign governments involved. International route awards are also subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.
      The Transportation Security Administration, a division of the Department of Homeland Security, is responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports.
      Airlines are also subject to various other federal, state, local and foreign laws and regulations. The Department of Justice (“DOJ”) has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations.

Fares and Rates
      Airlines set ticket prices in most domestic and international city pairs without governmental regulation, and the industry is characterized by significant price competition. Certain international fares and rates are subject to the jurisdiction of the DOT and the governments of the foreign countries involved. Most of our tickets are sold by travel agents, and fares are subject to commissions, overrides and discounts paid to travel agents, brokers and wholesalers.
      In January 2005, we announced the expansion of our SimpliFarestm initiative throughout the 48 contiguous United States. An important part of our transformation plan, SimpliFares is a fundamental change in our domestic pricing structure which is intended to better meet customer needs; to simplify our business; and to help us achieve a lower cost structure. Under SimpliFares, we lowered unrestricted fares on some routes by as much as 50%; reduced the number of fare categories; implemented a fare cap; and eliminated the Saturday-night stay requirement that existed for certain fares. While SimpliFares is expected to have a negative impact on our operating results for some period, we believe it will provide net benefits to us over the longer term by stimulating traffic; improving productivity by simplifying our product; and increasing customer usage of delta.com, our lowest cost distribution channel.
Route Authority
      Our flight operations are authorized by certificates of public convenience and necessity and, to a limited extent, by exemptions issued by the DOT. The requisite approvals of other governments for international operations are controlled by bilateral agreements with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the United States and the foreign country or countries involved, changes in United States or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of our international route authorities or otherwise affect our international operations. Bilateral agreements between the United States and various foreign countries served by us are subject to renegotiation from time to time.
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
Competition
      We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and existing carriers, many of which have substantially lower costs than we do and provide service at low fares to destinations served by us. We also compete with all-cargo carriers, charter airlines, regional jet operators and, particularly on our shorter routes, surface transportation.
      The continuing growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the United States places significant competitive pressures on us and other network carriers. In addition, other hub-and-spoke carriers such as United Airlines, US Airways and ATA Airlines have sought to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In their respective proceedings, these airlines have reduced or are seeking to reduce their operating costs by reducing labor costs, including through renegotiating collective bargaining agreements, terminating pension plans, and restructuring lease and debt obligations. Additionally, American Airlines restructured certain labor costs and lowered its operating cost base. These reorganizations and restructurings have enabled these competitors to lower their operating costs significantly. Our ability to compete effectively with low-cost carriers and other airlines depends, in part, on our ability to achieve operating costs per available seat mile (“unit costs”) that are competitive with those carriers.
      International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others) and the oneworld alliance (among American Airlines, British Airways and others), have significantly increased competition in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation such as transatlantic services to and beyond European cities through alliances with international carriers.

      We regularly monitor competitive developments in the airline industry and evaluate our strategic alternatives. These strategic alternatives include, among other things, internal growth, codesharing arrangements, marketing alliances, joint ventures, and mergers and acquisitions. Our evaluations involve internal analysis and, where appropriate, discussions with third parties.
      At the end of 2003, we began a strategic reassessment of our business. The goal of this project was to develop and implement a comprehensive and competitive business strategy that addresses the airline industry environment and positions us to achieve long-term sustained success. As part of this project, we evaluated the appropriate cost reduction targets and the actions we should take to seek to achieve these targets. On September 8, 2004, we outlined key elements of our transformation plan, which are intended to achieve the cost savings and other benefits that we believe are necessary to effect an out-of-court restructuring. The initiatives that we announced are part of our overall strategic reassessment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Environment — Our Transformation Plan” in Item 7 for additional information about our transformation plan.
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
Fuel
      Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2002-2004.

	Gallons		Average	Percentage of
	Consumed	Cost (1)	Price Per	Total Operating
Year	(Millions)	(Millions)	Gallon (1)	Expenses

2004	2,527	$2,924	115.70¢	16%
2003	2,370	1,938	81.78	13
2002	2,514	1,683	66.94	11

(1)	Net of fuel hedge gains under our fuel hedging program.
      Aircraft fuel expense increased 51% in 2004 compared to 2003. Total gallons consumed increased 7% in 2004 mainly due to the restoration of capacity that we reduced in 2003 due to the war in Iraq. The average fuel price per gallon in 2004 rose 42% to $1.16 as compared to an average price of 81.78¢ in 2003. Our fuel cost is shown net of fuel hedge gains of $105 million for 2004, $152 million for 2003 and $136 million for 2002. Approximately 8%, 65% and 56% of our aircraft fuel requirements were hedged during 2004, 2003 and 2002, respectively. In February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates. For more information concerning the settlement of our fuel hedge contracts, see Note 4 of the Notes to the Consolidated Financial Statements.
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
      While we currently have no fuel hedge contracts, we may periodically enter into heating and crude oil derivative contracts to attempt to reduce our exposure to changes in fuel prices. Information regarding our fuel hedging program is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments — Aircraft Fuel Price Risk” in Item 7 and in Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
      For more information about the impact of jet fuel prices on our liquidity needs, see “Risk Factors Relating to Delta — We have substantial liquidity needs, and there is no assurance that we will be able to obtain the necessary financing to meet those needs on acceptable terms, if at all.”
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

Railway Labor Act
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

Collective Bargaining
      At December 31, 2004, we had a total of approximately 69,150 full-time equivalent employees. Approximately 18% of these employees are represented by unions. The following table presents certain information concerning the union representation of our domestic employees.

	Approximate		Amendable Date of
	Number of		Collective
	Employees		Bargaining
Employee Group	Represented	Union	Agreement

Delta Pilots	6,590	Air Line Pilots Association, International	December 31, 2009

Delta Flight Superintendents	185	Professional Airline Flight Control Association	January 1, 2010

ASA Pilots	1,515	Air Line Pilots Association, International	September 15, 2002

ASA Flight Attendants	885	Association of Flight Attendants	September 26, 2003

ASA Flight Dispatchers	50	Professional Airline Flight Control Association	April 18, 2006

Comair Pilots	1,790	Air Line Pilots Association, International	May 21, 2006(1)

Comair Maintenance Employees	485	International Association of Machinists and Aerospace Workers	May 31, 2004

Comair Flight Attendants	1,040	International Brotherhood of Teamsters	July 19, 2007

(1)	Pursuant to an amendment to the existing agreement that is scheduled to become effective on June 22, 2005, the amendable date of the agreement will be extended to May 21, 2007. The effectiveness of the amendment is subject to conditions, including Comair satisfying requirements to begin taking delivery of additional aircraft by June 21, 2005.
      ASA is in collective bargaining negotiations with the Air Line Pilots Association, International (“ALPA”), which represents ASA’s pilots, and with the Association of Flight Attendants (“AFA”), which represents ASA’s flight attendants. The outcome of these collective bargaining negotiations cannot presently be determined.
      In March 2005, Comair’s pilots ratified a tentative agreement that Comair had reached with ALPA, which represents Comair’s pilots, to amend their existing agreement. The agreement extends the amendable date of the existing agreement between Comair and ALPA from May 21, 2006 to May 21, 2007, includes a freeze of current pay rates and modifies the existing agreement in certain other respects. The amendments to the existing agreement are conditioned upon Comair’s satisfying requirements to begin taking delivery of additional aircraft by June 21, 2005, and to place into service a specified number of aircraft over a defined period of time.
      Comair is also in collective bargaining negotiations with the International Association of Machinists and Aerospace Workers, which represents Comair’s maintenance employees. The maintenance employees rejected a tentative agreement to amend their existing agreement that became amendable in May 2004, which Comair had reached with the union’s negotiating committee, but Comair expects negotiations to continue. In addition, Comair is negotiating with the International Brotherhood of Teamsters, which represents Comair’s flight attendants, to modify their existing collective bargaining agreement, which becomes amendable in July 2007. The outcome of these negotiations cannot presently be determined.
      Labor unions are engaged in organizing efforts to represent various groups of employees of us, ASA and Comair who are not represented for collective bargaining purposes. The outcome of these organizing efforts cannot presently be determined.
Environmental Matters
      The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. It generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.
      On December 1, 2003, the FAA published a Notice of Proposed Rulemaking (“NPRM”) to adopt the International Civil Aviation Organization’s (“ICAO”) Chapter 4 noise standard, which is known as the Stage 4 standard in the United States. This standard would require that all new commercial jet aircraft designs certified on or after January 1, 2006 be at least ten decibels quieter than the existing Stage 3 noise standard requires. This new standard would not apply to existing aircraft or to the continued production of aircraft types already certified. Comments on the NPRM were filed by various parties on March 1, 2004. All new aircraft that we have on order will meet the proposed Stage 4 standard. Accordingly, the proposed rule is not expected to have any significant impact on us, and we and the U.S. airline industry generally supported the adoption of the NPRM. The FAA has not yet taken final action.
      The United States Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions. Our aircraft comply with the applicable EPA standards. The EPA has issued a notice of proposed rulemaking to adopt the emissions control standards for aircraft engines previously adopted by the ICAO. These standards would apply to newly designed engines certified after December 31, 2003, and would align the U.S. aircraft engine emission standards with existing international standards. The rule, as proposed, is not expected to have a material impact on us.
      In December 2004, Miami-Dade County filed a lawsuit in Florida Circuit Court against us, seeking injunctive relief and alleging responsibility for past and future environmental cleanup costs and civil penalties for environmental conditions at Miami International Airport. This lawsuit is related to several other actions filed by the County to recover environmental remediation costs incurred at the airport. We are vigorously defending this lawsuit. An adverse decision in this case could result in substantial damages against us. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the resolution of this matter will not have a material adverse effect on our Consolidated Financial Statements.
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
      We estimated the potential number of round-trip travel awards outstanding under our frequent flyer program to be 15 million, 14 million and 14 million at December 31, 2004, 2003 and 2002, respectively. Of these travel awards, we expected that approximately 6 million, 10 million, and 10 million, respectively, would be redeemed. At December 31, 2004, 2003 and 2002, we had recorded a liability for these awards of $211 million, $229 million and $228 million, respectively. The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate, based on historical data, of awards which will (1) never be redeemed; or (2) be redeemed for something other than award travel.
      Frequent flyer program participants flew 2.9 million, 2.8 million and 2.8 million award round-trips on Delta in 2004, 2003 and 2002, respectively. These round-trips accounted for approximately 8%, 9% and 9% of the total passenger miles flown for 2004, 2003 and 2002, respectively. We believe that the relatively low percentage of passenger miles flown by SkyMiles members traveling on program awards and the restrictions applied to travel awards minimize the displacement of revenue passengers.
Civil Reserve Air Fleet Program
      We participate in the Civil Reserve Air Fleet (“CRAF”) program, which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF program, during the period October 1, 2004 through September 30, 2005, a portion of our international range aircraft. As of December 31, 2004, the following numbers of our aircraft are available for CRAF activation:

		Number of
		International
		Passenger	Number of	Total
	Description of Event	Aircraft	Aeromedical	Aircraft
Stage	Leading to Activation	Allocated	Aircraft Allocated	by Stage

I	Minor Crisis	5	Not Applicable	5
II	Major Theater Conflict	9	12	21
III	Total National Mobilization	21	36	57
      The CRAF program has only been activated twice, both times at the Stage I level, since it was created in 1951.
Executive Officers

Gerald Grinstein

Chief Executive Officer since January 2004; joined Delta’s Board of Directors in 1987; non-executive Chairman of the Board of Agilent Technologies, Inc. (1999-2002); non-executive Chairman of Delta’s Board of Directors (1997-1999); Retired Chairman of Burlington Northern Santa Fe Corporation (successor to Burlington Northern Inc.) since December 1995; executive officer of Burlington Northern Inc. and certain affiliated companies (1987-1995); Chief Executive Officer of Western Air Lines, Inc. (1985-1987)

Michael J. Palumbo

Executive Vice President and Chief Financial Officer since May 2004; consultant with Airline Financial Services (2001-2004); Executive Vice President and Chief Financial Officer at Trans World Airlines (1994-2001); Partner at HPF Associates, Inc., a financial consulting firm (1993-1994); Senior Vice President and transportation group head at E.F. Hutton (1984-1988); Senior Vice President, Finance, and Treasurer at Western Air Lines, Inc. (1983-1984); Assistant Treasurer at Pan American World Airways (1977-1983)

Joseph C. Kolshak

Senior Vice President and Chief of Operations since June 2004; Senior Vice President — Flight Operations (2002-2004); Vice President — Flight Operations (2001-2002); Director, Investor Relations (1998-2001); General Manager — Flight Operations (1996-1998); Flight Operations Manager and Assistant Chief Pilot (1994-1996); Flight Operations Coordinator — Atlanta (1993-1994); Special Assignment Supervisor to the Vice President of Flight Operations (1991-1993). Additionally, Mr. Kolshak is a 757/767 Captain

Lee A. Macenczak

Senior Vice President and Chief Customer Service Officer since October 2004; Senior Vice President & Chief Human Resources Officer (June 2004-October 2004); Senior Vice President — Sales and Distribution (2000-2004); Vice President — Customer Service (1999-2000); Vice President — Reservation Sales (1998-1999); Vice President — Reservation Sales & Distribution Planning (1996-1998)

Paul G. Matsen

Senior Vice President and Chief Marketing Officer since June 2004; Senior Vice President — International & Alliances (2000-2004); Senior Vice President — Alliances (1999-2000); Senior Vice President — Alliance Strategy & Development (1998-1999); Senior Vice President — Corporate Planning & Information Technologies (1997-1998); Senior Vice President — Corporate Planning (1996-1997);Vice President — Corporate Planning (1996); Vice President — Advertising and Consumer Marketing (1994-1996)

Gregory L. Riggs

Senior Vice President, General Counsel and Chief Corporate Affairs Officer since June 2004; Senior Vice President — General Counsel (2003-2004); Vice President — Deputy General Counsel (1998-2003); Associate General Counsel (1997-1998); Director — Airport Customer Service Administration (1996-1997); Associate General Counsel (1994-1996); Assistant General Counsel (1992-1994)

James Whitehurst

Senior Vice President and Chief Network and Planning Officer since June 2004; Senior Vice President — Finance, Treasury & Business Development (2002-2004); Vice President and Director, Boston Consulting Group (1997-2001)
Risks Factors Relating to Delta

If we are unsuccessful in further reducing our operating expenses and continue to experience significant losses, we will need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code.
      We reported a net loss of $5.2 billion, $773 million and $1.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively. We expect our revenue and cost challenges to continue. In addition, Deloitte & Touche LLP, our independent registered public accounting firm, issued a Report of Independent Registered Public Accounting Firm related to our Consolidated Financial Statements that contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph.
      In connection with our restructuring efforts in the December 2004 quarter, we determined that there are anticipated annual benefits from our transformation plan sufficient for us to achieve financial viability by way of an out-of-court restructuring, including reduction of pilot costs of at least $1 billion annually by the end of 2006 and other benefits of at least $1.7 billion annually by the end of 2006 (in addition to the approximately $2.3 billion of annual benefits (compared to 2002) achieved by the end of 2004 through previously implemented profit improvement initiatives). This determination, however, was based on a number of material assumptions, including, without limitation, assumptions about fuel prices, yields, competition and our access to additional sources of financing on acceptable terms. Any number of these assumptions, many of which, such as fuel prices, are not within our control, could prove to be incorrect.

      Even if we achieve all of the approximately $5 billion in targeted annual benefits from our transformation plan, we may need even greater cost savings because our industry has been subject to progressively increasing competitive pressure. We cannot assure you that these anticipated benefits will be achieved or that if they are achieved that they will be adequate for us to maintain financial viability.
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
      If we are not successful in further reducing our operating expenses and continue to experience significant losses, we would need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code. A restructuring under Chapter 11 of the U.S. Bankruptcy Code may be particularly difficult because we pledged substantially all of our remaining unencumbered collateral in connection with transactions we completed in the December 2004 quarter as a part of our out-of-court restructuring.

We have substantial liquidity needs, and there is no assurance that we will be able to obtain the necessary financing to meet those needs on acceptable terms, if at all.
      Even if we are successful in achieving all of the approximately $5 billion in targeted benefits under our transformation plan, we do not expect to achieve the full $5 billion until the end of 2006. As we transition to a lower cost structure, we continue to face significant challenges due to low passenger mile yields, historically high fuel prices and other cost pressures related to interest expense and pension and related expense. Accordingly, we believe that we will record a substantial net loss in 2005, and that our cash flows from operations will not be sufficient to meet all of our liquidity needs for that period.
      We currently expect to meet our liquidity needs for 2005 from cash flows from operations, our available cash and cash equivalents and short-term investments, commitments from a third party to finance on a long-term secured basis our purchase of 32 regional jet aircraft to be delivered to us in 2005, and the final $250 million borrowing under our financing agreement with American Express Travel Related Services Company, Inc. (“Amex”), which occurred on March 1, 2005. Because substantially all of our assets are encumbered and our credit ratings have been substantially lowered, we do not expect to be able to obtain any material amount of additional debt financing. Unless we are able to sell assets or access the capital markets by issuing equity or convertible debt securities, we expect that our cash and cash equivalents and short-term investments will be substantially lower at December 31, 2005 than at the end of 2004.
      Our liquidity needs will be substantially higher than we expect if:

•	Oil prices do not decline significantly. Crude oil is a component of jet fuel. Crude oil prices are volatile and may increase or decrease significantly. Our business plan assumes that the average jet fuel price per gallon in 2005 will be approximately $1.22 (with each 1¢ increase in the average annual jet fuel price per gallon increasing our liquidity needs by approximately $25 million per year, unless we are successful in offsetting some or all of this increase through fare increases or additional cost reduction initiatives). The forward curve for crude oil currently implies substantially higher jet fuel prices for 2005 than our business plan. We have no hedges or contractual arrangements that would reduce our jet fuel costs below market prices.

•	The other assumptions underlying our business plan prove to be incorrect in any material adverse respect. Many of these assumptions, such as yields, competition, pension funding obligations and our access to financing, are not within our control.

•	We are unsuccessful in achieving any of the approximately $5 billion of targeted benefits (compared to 2002) of our transformation plan. Many of the benefits of our transformation plan, such as incremental revenues, are not within our control.

•	Our Visa/MasterCard processor requires a significant holdback. Our current Visa/MasterCard processing contract expires in August 2005. If our renewal or replacement contract requires a significant holdback, it will increase our liquidity needs.
      If the assumptions underlying our business plan prove to be incorrect in any material adverse respect and we are unable to sell assets or access the capital markets, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, then we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

Our financing agreements with GE Commercial Finance and Amex include financial covenants that impose substantial restrictions on our financial and business operations and include financial tests that we must meet in order to continue to borrow under such facilities.
      The terms of our financing agreements with GE Commercial Finance and Amex restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms also contain covenants that require us to meet financial tests in order to continue to borrow under the facility and to avoid a default that might lead to an early termination of the facility. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately. The terms of the credit facilities, including these covenants, are generally described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity — Covenants” in Item 7.

Our indebtedness and other obligations are substantial and materially adversely affect our business and our ability to incur additional debt to fund future needs.
      We have now and will continue to have a significant amount of indebtedness and other obligations, as well as substantial pension funding obligations. As of December 31, 2004, we had approximately $13.9 billion of total consolidated indebtedness, including capital leases. We also have minimum rental commitments with a present value of approximately $6.4 billion under noncancelable operating leases with initial terms in excess of one year. On December 1, 2004, we received an aggregate of $830 million in financing pursuant to separate financing agreements with GE Commercial Finance and Amex. Except for commitments to finance our purchases of regional jet aircraft and the additional $250 million prepayment that we received from Amex on March 1, 2005, we have no available lines of credit. Additionally, we believe that our access to additional financing on acceptable terms is limited, at least in the near term. If we cannot achieve a competitive cost structure and regain sustained profitability, we would need to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code. A restructuring under Chapter 11 of the U.S. Bankruptcy Code may be particularly difficult because we pledged substantially all of our unencumbered collateral in connection with our out-of-court restructuring in the December 2004 quarter.
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
      We sponsor qualified defined benefit pension plans for eligible employees and retirees. Our funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). We met our required funding obligations for these plans under ERISA in 2004.
      Estimates of the amount and timing of our future funding obligations for the pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the pension plan assets; future long-term corporate bond yields; statutory requirements; and demographic data for pension plan participants. The amount and timing of our future funding obligations also depends on the level of early retirements by pilots.
      We estimate that our funding obligations under our defined benefit and defined contribution pension plans for 2005 will be approximately $450 million. This estimate may vary depending on, among other things, the assumptions used to determine the amount. This estimate reflects the projected impact of the election we made in 2004 to utilize the alternative deficit reduction contribution relief provided by the Pension Funding Equity Act of 2004. That legislation permits us to defer payment of a portion of the otherwise required funding. Our anticipated funding obligations under our pension plans for 2006 and thereafter vary materially depending on the assumptions used to determine these funding obligations, including potential legislative changes regarding pension funding obligations. Absent the enactment of new federal legislation that reduces our pension funding obligations during the next several years, our annual pension funding obligations for each of the years 2006 through 2009 will be significantly higher than in 2005, and could have a material adverse impact on our liquidity.

If our pilots retire prior to their normal retirement at age 60 at greater than historical levels, this could disrupt our operations, negatively impact our revenue and increase our pension funding obligations.
      Under the Delta Pilots Retirement Plan (“Pilots Retirement Plan”), Delta pilots who retire can elect to receive 50% of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% as an annuity after retirement. During certain recent months, our pilots have taken early retirement at greater than historical levels apparently due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if (a) we were to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code and (b) a notice of intent to terminate the Pilots Retirement Plan is issued. If early retirements by pilots occur at greater than historical levels in the future, this could, depending on the number of pilots who retire early, the aircraft types these pilots operate and other factors, disrupt our operations, negatively impact our revenues and increase our pension funding obligations significantly. Approximately 1,800 of our 6,400 pilots are currently at or over age 50 and thus are eligible to retire.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel will materially adversely affect our operating results.
      Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2004, when our average fuel price per gallon rose 42% to approximately $1.16 as compared to an average price of 81.78¢ in 2003. Our fuel costs represented 16%, 13% and 11% of our operating expenses in 2004, 2003 and 2002, respectively. Due to the competitive nature of the airline industry, we generally have not been able to increase our fares when fuel prices have risen in the past and we may not be able to do so in the future.
      Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel from petroleum refiners under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. None of our aircraft fuel requirements are currently hedged.
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
      Our business is highly dependent on our ability to access the capital markets. Since September 11, 2001, our senior unsecured long-term debt ratings have been lowered to Ca by Moody’s Investors Service, Inc., CC by Standard & Poor’s Rating Services and C by Fitch Ratings. Moody’s and Fitch have stated that their ratings outlook for our senior unsecured debt is negative while we are on positive watch with Standard & Poor’s. Our credit ratings may be lowered further or withdrawn. We do not have debt obligations that accelerate as a result of a credit ratings downgrade. We believe that our access to the capital markets for new borrowings is limited, at least in the near term.

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
      We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our deteriorating financial performance creates uncertainty that has led and may continue to lead to departures of our officers and key employees. If we were to continue to experience a substantial turnover in our leadership, our performance could be materially adversely impacted. Additionally, we may be unable to attract and retain additional qualified executives as needed in the future.

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
      ASA is in collective bargaining negotiations with ALPA, which represents ASA’s pilots, and with the Association of Flight Attendants, which represents ASA’s flight attendants, to amend their existing collective bargaining agreements that became amendable in September 2002 and September 2003, respectively. Comair is also in collective bargaining negotiations with the International Association of Machinists and Aerospace Workers, which represents Comair’s maintenance employees. The maintenance employees rejected a tentative agreement to amend their existing agreement that became amendable in May 2004, which Comair had reached with the union’s negotiating committee, but Comair expects negotiations to continue. In addition, Comair is negotiating with the International Brotherhood of Teamsters, which represents Comair’s flight attendants, to modify their existing collective bargaining agreement, which becomes amendable in July 2007. The outcome of ASA and Comair’s collective bargaining negotiations cannot presently be determined. In addition to the ASA and Comair negotiations, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

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
      If one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate or is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and harm our business.

Issuances of equity in connection with our restructuring increase the likelihood that in the future our ability to utilize our federal income tax net operating loss carryforwards may be limited.
      Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $7.5 billion as of December 31, 2004. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code and undergo an “ownership change” for purposes of Section 382 of the Internal Revenue

Code of 1986, as amended (an “Ownership Change”). Even outside of a Chapter 11 restructuring, there can be no assurances that future actions by us or third party will not trigger an Ownership Change resulting in a limitation on our ability to deduct net operating loss carryforwards.
Risks Factors Relating to the Airline Industry

Bankruptcies and other restructuring efforts by our competitors have put us at a competitive disadvantage.
      Since September 11, 2001, several air carriers have sought to reorganize under Chapter 11 of the U.S. Bankruptcy Code, including United Airlines, the second-largest U.S. air carrier, US Airways, the seventh largest U.S. air carrier, ATA Airlines, the tenth-largest U.S. air carrier, and several smaller competitors. Since filing for Chapter 11 on August 11, 2002, US Airways emerged from bankruptcy, but announced on September 12, 2004 that it is again seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In their respective proceedings, United and US Airways have reduced or are seeking to reduce their operating costs by reducing labor costs, including through renegotiating collective bargaining agreements, terminating pension plans, and restructuring lease and debt obligations. Additionally, American Airlines restructured certain labor costs and lowered its operating cost base. These reorganizations and restructurings have enabled these competitors to significantly lower their operating costs. Our unit costs went from being among the lowest of the hub-and-spoke carriers in 2002 to among the highest in 2004, a result that placed us at a serious competitive disadvantage. While we believe that the $5 billion in targeted annual benefits (compared to 2002) from our transformation plan, including $1 billion in long-term annual cost savings achieved through the new collective bargaining agreement with our pilots, will contribute to a reduction of our unit costs, our cost structure will still be higher than that of low-cost carriers.

The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.
      Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and permanent changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices have recently been at historically high levels. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will continue and may adversely impact our operations and profitability.

The airline industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.
      We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have substantially lower costs than we do and provide service at low fares to destinations served by us. Our revenues continue to be materially adversely impacted by the growth of low-cost carriers, with which we compete in most of our markets. Significant expansion by low-cost carriers to our hub airports could have an adverse impact on our business. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets.

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

      Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has recently proposed a significant increase in the per ticket tax. Due to the weak revenue environment, the existing tax has negatively impacted our revenues because we have not been able to increase our fares to pass these fees on to our customers. Similarly, the proposed ticket tax increase, if implemented, could negatively impact our revenues.
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
      As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2005 (with a possible extension to December 31, 2005 at the discretion of the Secretary of Transportation). The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially. Such commercial insurance could have substantially less desirable coverage than currently provided by the US government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses and may result in an interruption to our operations.
Additional Information
      General information about us, including our Corporate Governance Principles and the charters for the Audit, Personnel & Compensation, and Corporate Governance committees of our Board of Directors, can be found at www.delta.com/inside/investors/corp_info/corp_governance/index.jsp. Our Board of Directors has adopted a “Code of Ethics and Business Conduct,” which applies to all of our employees. Our Board of Directors has also adopted a separate “Code of Ethics and Business Conduct for the Board of Directors.” We will disclose amendments to and any waivers granted to officers or members of the Board of Directors under these codes promptly on our website. Copies of these codes can also be found at www.delta.com/inside/investors/corp_info/corp_governance/index.jsp. We will provide print copies of these materials to any shareowner upon written request to Corporate Secretary, Delta Air Lines, Inc., Department 981, P.O. Box 20574, Atlanta, GA 30320-2574.
      We also make available free of charge on our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of those filings.

ITEM 2.	PROPERTIES
Flight Equipment
      The table set forth below shows our aircraft fleet at December 31, 2004.

	Current Fleet(1)

		Capital	Operating		Average
Aircraft Type	Owned	Lease	Lease	Total	Age

B-737-200	6	12	34	52	19.8
B-737-300	—	—	26	26	18.1
B-737-800	71	—	—	71	4.2
B-757-200	77	10	34	121	13.3
B-767-200	15	—	—	15	21.6
B-767-300	4	10	14	28	14.9
B-767-300ER	50	—	9	59	8.9
B-767-400	21	—	—	21	3.8
B-777-200	8	—	—	8	4.9
MD-11	1	—	3	4	11.9
MD-88	63	16	41	120	14.5
MD-90	16	—	—	16	9.1
ATR-72	4	—	13	17	10.7
CRJ-100/200	106	—	123	229	5.2
CRJ-700	58	—	—	58	1.3
Total	500	48	297	845

(1)	The table above:

•	includes four B-737-200 and four MD-11 aircraft which are temporarily grounded; and
•	does not include three MD-11 aircraft we have subleased to World Airways.
     Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft, as of December 31, 2004, are shown below.

	Delivery in Calendar Year Ending

						After
	2005		2006	2007	2008	2008	Total
Aircraft on Firm Order
B-737-800	11	(1)	10	36	4	—	61
B-777-200	—		—	—	2	3	5
CRJ-200	32	(2)	—	—	—	—	32

Total	43		10	36	6	3	98

(1)	In October 2003, we entered into a definitive agreement with a third party to sell 11 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2005. These 11 B-737-800 aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer. For additional information about our sale agreement, see Note 8 of the Notes to the Consolidated Financial Statements.
(2)	In February 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In conjunction with this agreement, we entered into a facility with a third party to finance, on a secured basis at the time of acquisition, the deliveries of these regional jet aircraft. Borrowings under this facility (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin.

	Delivery in Calendar Year Ending

					After		Rolling
	2005	2006	2007	2008	2008	Total	Options
Aircraft on Option(1)
B-737-800	—	—	—	12	48	60	168
B-767-300/300ER	—	1	2	2	5	10	6
B-767-400	—	1	2	2	17	22	—
B-777-200	—	—	—	1	19	20	5
CRJ-200	—	52	33	21	20	126	—
CRJ-700(2)	—	22	31	31	40	124	—

Total	—	76	68	69	149	362	179

(1)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.
(2)	Our collective bargaining agreement with ALPA limits the number of jet aircraft certificated for operation with between 51 and 70 seats that may be operated by other U.S. carriers (including ASA and Comair) using the Delta flight code. This limit is currently 82 aircraft, increasing to 106 aircraft in 2006, and 125 aircraft in 2007 and thereafter. These limits may increase in the future depending on the scheduled block hours flown by Delta pilots.
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
      Our plan is to reduce Mainline aircraft fleet complexity by up to four fleet types over approximately the next four years. We believe fleet simplification will improve reliability and produce long-term cost savings. During 2005, we expect to retire 24 Mainline aircraft: 21 B-737-300 and B-737-200 aircraft, and three B-767-200 aircraft. These retirements will not have a material impact on our 2005 Consolidated Financial Statements. Due to weak traffic, we temporarily grounded the entire MD-11 fleet by the end of January 2004 and sold eight owned MD-11 aircraft in October 2004. As a result of these actions, in 2004, we operated a Mainline fleet composed entirely of two-pilot, two-engine aircraft.
      Our regional jet operations offer service to small and medium-sized cities and enable us to supplement Mainline frequencies and service to larger cities.
      As of December 31, 2004, ASA had returned two ATR-72 turbo prop aircraft to the lessor upon lease expiration. ASA continues to operate the remaining ATR-72 turbo prop aircraft, while Comair operates an all-jet fleet.
Ground Facilities
      We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta Airport, on land leased from the City of Atlanta generally under long-term leases. We own a portion of our principal offices, our Atlanta reservations center and other real property in Atlanta.
      We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. These leases generally run for periods of less than one year to thirty years or more, and often contain provisions for periodic adjustments of lease rates. At most airports that we serve, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. We also lease aircraft maintenance facilities at certain airports; these leases generally require us to pay the cost of providing, operating and maintaining such facilities. In addition to our Atlanta maintenance base, our other major aircraft maintenance facilities are located at Cincinnati/Northern Kentucky International Airport, Tampa International Airport and Salt Lake City International Airport. We lease marketing, ticket and reservations offices in certain locations; these leases are generally for shorter terms than the airport leases. Additional information relating to our leases of our ground facilities is set forth in Note 7 of the Notes to the Consolidated Financial Statements.

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
      The City of Atlanta, with our support and the support of other airlines, has begun a ten year capital improvement program (the “CIP”) at the Atlanta Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in May 2006), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated by the City of Atlanta to cost approximately $6.8 billion, which exceeds the $5.4 billion CIP approved by the airlines in 1999. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. Certain elements of the CIP have been delayed, and there is no assurance that the CIP will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact our operations at the Atlanta Airport.
      During 2001, we entered into lease and financing agreements with the Massachusetts Port Authority (“Massport”) for the redevelopment and expansion of Terminal A at Logan. The completion of this project will enable us to consolidate all of our domestic operations at that airport into one location. Construction began in the June 2002 quarter and is scheduled to be completed in March 2005. Project costs are being funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under a long-term lease agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service on the bonds. Additional information about these bonds is set forth in Note 6 of the Notes to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

In Re Northwest Airlines, et al. Antitrust Litigation
      In June 1999, two purported class action antitrust lawsuits were filed in the U.S. District Court for the Eastern District of Michigan against us, U.S. Airways and Northwest.
      In these cases, plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired in violation of Section 1 of the Sherman Act to restrain competition in the sale of air passenger service by enforcing rules prohibiting certain ticketing practices; and (2) that the defendants violated Section 2 of the Sherman Act by prohibiting these ticketing practices.
      Plaintiffs have requested a jury trial. They seek injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws. The District Court granted the plaintiffs’ motion for class action certification and denied the airlines’ motions for summary judgment in May 2002. On May 4, 2004, the District Court issued a supplemental order defining various plaintiff subclasses. The subclasses pertinent to us include: (1) for the purpose of the Section 1 claim, a subclass of persons or entities who purchased from a defendant or its agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at our Atlanta or Cincinnati hubs, Northwest’s hubs at Minneapolis, Detroit or Memphis, or US Airways’ hubs at Pittsburgh or Charlotte, during the period from June 11, 1995 to date; (2) for the purpose of the Section 2 claim as it relates to our Atlanta hub, a subclass of persons or entities who purchased from us or our agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at our Atlanta hub during the same period; and (3) for the purpose of the Section 2 claim as it relates to our Cincinnati hub, a subclass of persons or entities who purchased from us or our agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at our Cincinnati hub during the same period. The District Court has not scheduled the trial of these lawsuits.

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
      On October 30, 2003, the District Court granted summary judgment against the plaintiff class, dismissing all claims asserted against us and most other defendants. On December 9, 2004, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court’s judgment. On January 4, 2005, the Court of Appeals denied the plaintiffs’ motion for rehearing en banc. The plaintiffs have agreed not to file a petition for a writ of certiorari to the United States Supreme Court. Accordingly, this case is now over.

All Direct Travel, Inc., et al. v. Delta Air Lines, et al.
      Two travel agencies have filed a purported class action lawsuit against us in the U.S. District Court for the Central District of California on behalf of all travel agencies from which we have demanded payment for breach of the agencies’ contractual and fiduciary duties to us in connection with Delta ticket sale transactions during the period from September 20, 1997 to the present. The lawsuit alleges that our conduct (1) violates the Racketeer Influenced and Corrupt Organizations Act of 1970; and (2) creates liability for unjust enrichment. The plaintiffs, who have requested a jury trial, are seeking in their complaint injunctive and declaratory relief; costs and attorneys’ fees; and unspecified treble damages. In January 2003, the District Court denied the plaintiffs’ motion for class action certification and in April 2003 granted our motion for summary judgment on all claims. On

January 6, 2005, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s judgment. The time for plaintiffs to file a petition for a writ of certiorari to the United States Supreme Court has not expired.

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

Multidistrict Pilot Retirement Plan Litigation
      During the June 2001 quarter, the Pilots Retirement Plan and related non-qualified pilot retirement plans sponsored and funded by us were named as defendants in five purported class action lawsuits filed in federal district courts in California, Massachusetts, Ohio, New Mexico and New York. The complaints (1) seek to assert claims on behalf of a class consisting of certain groups of retired and active Delta pilots; (2) allege that the calculation of the retirement benefits of the plaintiffs and the class violated the Pilots Retirement Plan and the Internal Revenue Code; and (3) seek unspecified damages. In October 2001, the Judicial Panel on Multidistrict Litigation granted our motion to transfer these cases to the U.S. District Court for the Northern District of Georgia for coordinated pretrial proceedings. Our motion to dismiss the non-qualified plans was granted and both sides have filed motions for summary judgment on all remaining claims.

Litigation Re September 11 Terrorist Attacks
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

Delta Family-Care Savings Plan Litigation
      On September 3, 2004, a former Delta employee filed a lawsuit on behalf of himself and all other participants in the Savings Plan against Delta and certain past and present members of Delta’s Board of Directors alleging violations of ERISA. The complaint alleges that the defendants breached their fiduciary obligations under ERISA during the period from November 2000 through August 2004 with respect to Savings Plan investments in our stock, both in our common stock fund into which participants may direct their own contributions and the Savings Plan’s employee stock ownership plan component into which Delta directs its contributions. Subsequent to the filing of the complaint, an identical action was filed by a second former employee, and a third similar action was filed by a different former employee. The third suit contains additional claims, and names all current members of the Board of Directors and several past directors as defendants. Attorneys for the plaintiffs have agreed to proceed with one consolidated complaint naming one plaintiff. The complaints seek unspecified damages and have been filed in U.S. District Court in the Northern District of Georgia.
* * *
      As discussed above, Hall, et al. v. United Airlines, et al. is now over. In each of the other foregoing cases, we believe the plaintiffs’ claims are without merit, and we are vigorously defending the lawsuits. An adverse decision in any of these cases could result in substantial damages against us. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on our Consolidated Financial Statements, management believes that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.
      For a discussion of certain environmental matters, see “Business — Environmental Matters” in Item 1.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders of the company during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is listed on the New York Stock Exchange under the symbol “DAL.” The following table sets forth, for the periods indicated, the highest and lowest sale prices for our common stock, as reported on the New York Stock Exchange, as well as cash dividends paid per common share.

			Cash Dividends
			per Common
	High	Low	Share

Fiscal 2003
First Quarter	$14.00	$6.56	$0.025
Second Quarter	16.05	8.76	0.025
Third Quarter	15.47	10.26	—
Fourth Quarter	15.28	10.45	—
Fiscal 2004
First Quarter	$13.20	$7.00	—
Second Quarter	8.59	4.53	—
Third Quarter	7.25	2.78	—
Fourth Quarter	8.17	2.75	—
      As of December 31, 2004, there were approximately 22,148 holders of record of our common stock. On February 28, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $4.64.
      On July 24, 2003, our Board of Directors announced that we would immediately discontinue the payment of quarterly common stock cash dividends due to the financial challenges facing us. On November 12, 2003, our Board of Directors announced that we would suspend indefinitely the payment of semi-annual dividend payments on our Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) due to applicable restrictions under Delaware General Corporation Law (“Delaware Law”). To comply with Delaware Law, our Board of Directors also changed the form of payment we will use to redeem shares of ESOP Preferred Stock when redemptions are required under our Savings Plan. As of December 1, 2003, we began using shares of our common stock rather than cash to redeem ESOP Preferred Stock when redemptions are required under the Savings Plan.
      Our dividend policy is reviewed from time to time by the Board of Directors. The payment of dividends is restricted by our financing agreements with GE Commercial Finance and Amex. Future common stock dividend decisions will take into account our then current business results, cash requirements and financial condition.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Summary of Operations
For the years ended December 31, 2004-2000

(in millions, except share data)	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

Operating revenues	$15,002	$14,087	$13,866	$13,879	$16,741
Operating expenses	18,310	14,872	15,175	15,481	15,104

Operating income (loss)	(3,308)	(785)	(1,309)	(1,602)	1,637
Interest expense, net(6)	(787)	(721)	(629)	(410)	(257)
Miscellaneous income, net(7)	125	326	17	80	328
Gain (loss) on extinguishment of debt, net	9	—	(42)	—	—
Fair value adjustments of SFAS 133 derivatives	(31)	(9)	(39)	68	(159)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(3,992)	(1,189)	(2,002)	(1,864)	1,549
Income tax (provision) benefit	(1,206)	416	730	648	(621)

Net income (loss) before cumulative effect of change in accounting principle	(5,198)	(773)	(1,272)	(1,216)	928

Net income (loss) after cumulative effect of change in accounting principle	(5,198)	(773)	(1,272)	(1,216)	828
Preferred stock dividends	(19)	(17)	(15)	(14)	(13)

Net income (loss) attributable to common shareowners	$(5,217)	$(790)	$(1,287)	$(1,230)	$815

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic	$(41.07)	$(6.40)	$(10.44)	$(9.99)	$7.39
Diluted	$(41.07)	$(6.40)	$(10.44)	$(9.99)	$7.05

Earnings (loss) per share
Basic	$(41.07)	$(6.40)	$(10.44)	$(9.99)	$6.58
Diluted	$(41.07)	$(6.40)	$(10.44)	$(9.99)	$6.28

Dividends declared per common share	$—	$0.05	$0.10	$0.10	$0.10

Other Financial and Statistical Data
For the years ended December 31, 2004-2000

	2004(1)		2003(2)		2002(3)		2001(4)		2000(5)

Total assets (millions)	$21,801		$25,939		$24,303		$23,605		$21,931
Long-term debt and capital leases (excluding current maturities) (millions)	$13,005		$11,538		$10,174		$8,347		$5,896
Shareowners’ (deficit) equity (millions)	$(5,796)		$(659)		$893		$3,769		$5,343
Shares of common stock outstanding at year end	139,830,443		123,544,945		123,359,205		123,245,666		123,013,372
Revenue passengers enplaned (thousands)	110,000		104,452		107,048		104,943		119,930
Available seat miles (millions)	151,679		139,505		145,232		147,837		154,974
Revenue passenger miles (millions)	113,311		102,301		104,422		101,717		112,998
Operating revenue per available seat mile	9.89	¢	10.10	¢	9.55	¢	9.39	¢	10.80	¢
Passenger mile yield	12.17	¢	12.73	¢	12.26	¢	12.74	¢	13.86	¢
Operating cost per available seat mile	12.07	¢	10.66	¢	10.45	¢	10.47	¢	9.75	¢
Passenger load factor	74.70%		73.33%		71.90%		68.80%		72.91%
Breakeven passenger load factor	92.62%		77.75%		79.25%		77.31%		65.29%
Fuel gallons consumed (millions)	2,527		2,370		2,514		2,649		2,922
Average price per fuel gallon, net of hedging gains	115.70	¢	81.78	¢	66.94	¢	68.60	¢	67.38	¢

(1)	Includes a $1.9 billion charge ($14.76 diluted EPS) related to the impairment of intangible assets; a $1.2 billion charge ($9.51 diluted EPS) for an income tax provision to reserve substantially all of our net deferred tax assets; a $123 million gain ($0.97 diluted EPS) from the sale of investments; and a $41 million gain ($0.33 diluted EPS) from restructuring, asset writedowns, pension settlements and related items, net (see “Management’s Discussion and Analysis” in Item 7).
(2)	Includes a $268 million charge ($169 million net of tax, or $1.37 diluted EPS) for restructuring, asset writedowns, pension settlements and related items, net; a $398 million gain ($251 million net of tax, or $2.03 diluted EPS) for

Appropriations Act compensation; and a $304 million gain ($191 million net of tax, or $1.55 diluted EPS) for certain other income and expense items (see “Management’s Discussion and Analysis” in Item 7).
(3)	Includes a $439 million charge ($277 million net of tax, or $2.25 diluted EPS) for restructuring, asset writedowns, and related items, net; a $34 million gain ($22 million net of tax, or $0.17 diluted EPS) for Stabilization Act compensation; and a $94 million charge ($59 million net of tax, or $0.47 diluted EPS) for certain other income and expense items (see “Management’s Discussion and Analysis” in Item 7).
(4)	Includes a $1.1 billion charge ($695 million net of tax, or $5.63 diluted EPS) for restructuring, asset writedowns, and related items, net; a $634 million gain ($392 million net of tax, or $3.18 diluted EPS) for Stabilization Act compensation; and a $186 million gain ($114 million net of tax, or $0.92 diluted EPS) for certain other income and expense items.
(5)	Includes a $108 million charge ($66 million net of tax, or $0.50 diluted EPS) for restructuring, asset writedowns, and related items, net; a $151 million gain ($93 million net of tax, or $0.70 diluted EPS) for other income and expense items; and a $164 million cumulative effect, non-cash charge ($100 million net of tax, or $0.77 diluted EPS) resulting from our adoption of SFAS 133 on July 1, 2000.
(6)	Includes interest income.
(7)	Includes gains (losses) from the sale of investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Environment

Financial Results
      Our financial performance continued to deteriorate during 2004, the fourth consecutive year we reported substantial losses. Our consolidated net loss of $5.2 billion in 2004 reflects a net charge of $2.9 billion, which is discussed elsewhere in this Form 10-K (see Notes 5, 9, 14 and 16 of the Notes to the Consolidated Financial Statements), a significant decline in passenger mile yield, historically high aircraft fuel prices and other cost pressures. Our unrestricted cash and cash equivalents and short-term investments were $1.8 billion at December 31, 2004, down from $2.7 billion at December 31, 2003. These results underscore the urgent need to make fundamental changes in the way we do business.
      Our financial performance for 2004 was materially adversely affected by a decrease in passenger mile yield. While Revenue Passenger Miles (“RPMs”), or traffic, rose 11% during 2004 compared to the prior year, passenger revenue increased only 6%, reflecting a 4% decrease in the passenger mile yield on a year-over-year basis. We believe the decrease in passenger mile yield reflects permanent changes in the airline industry revenue environment which have occurred primarily due to the following factors:

•	the continuing growth of low-cost carriers with which we compete in most of our domestic markets;

•	high industry capacity, resulting in significant fare discounting to stimulate traffic; and

•	increased price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet.
      Aircraft fuel prices also had a significant negative impact on our financial results in 2004. These prices reached historically high levels, as our average fuel price per gallon increased 42% to $1.16 (net of hedging gains) for 2004 compared to the prior year. Aircraft fuel expense rose 51%, or $986 million, in 2004 compared to 2003, with approximately $820 million of the increase resulting from higher fuel prices.
      In light of our significant losses and the decline in our cash and cash equivalents and short-term investments, we are making permanent structural changes that are intended to appropriately align our cost structure with the revenue we can generate in this business environment and to enable us to compete with low-cost carriers.

Our Transformation Plan
      In 2002, we began our profit improvement program, which had a goal of reducing our unit costs and increasing our revenues. We made significant progress under this program, but increases in aircraft fuel prices and pension and related expense, and declining domestic passenger mile yields, have offset a large portion of these benefits. Accordingly, we will need substantial further reductions in our cost structure to achieve viability.
      At the end of 2003, we began a strategic reassessment of our business. The goal of this project was to develop and implement a comprehensive and competitive business strategy that addresses the airline industry environment and positions us to achieve long-term success. As part of this project, we evaluated the appropriate cost reduction targets and the actions we should take to seek to achieve these targets. Key elements of our transformation plan include:

•	Redesigning our Atlanta operation from a banked to a continuous hub to increase capacity with the same number of aircraft, to improve reliability and to reduce congestion. We implemented this initiative in January 2005.

•	Dehubbing our Dallas/Ft. Worth operations and redeploying aircraft used in that market to grow our hub operations in Atlanta, Cincinnati and Salt Lake City, as well as offering new destinations and expanded frequencies in key focus cities such as New York City and Orlando. We implemented this initiative in January 2005.

•	Growing Song, our low-fare operation, to 48 aircraft by converting 12 Mainline aircraft to Song service. In January 2005, we announced plans for Song to begin nonstop service from New York-JFK to Los Angeles, San Francisco, Seattle, San Juan and Aruba.

•	Reducing fleet complexity by retiring up to four aircraft types in approximately four years and increasing overall fleet utilization and efficiency.

•	Eliminating 6,000 to 7,000 non-pilot jobs by December 2005, lowering management overhead costs by approximately 15% and reducing pay and benefits, including an across-the-board 10% pay reduction for non-pilot employees effective January 1, 2005.

•	Reducing significantly our pilot cost structure. In November 2004, we entered into an agreement with our pilots that will provide us with $1 billion in long-term, annual cost savings.

•	Creating incentive programs for U.S.-based employees (excluding officers and director-level employees), which include (1) stock options; (2) profit sharing if our annual pre-tax income exceeds specified thresholds; and (3) monthly payments of up to $100 per employee based on our customer satisfaction and operational performance ratings. In November 2004, we granted stock options to purchase a total of 62 million shares of our common stock to approximately 60,000 employees, including pilots.

•	Updating and upgrading customer products and services, including aircraft interiors and website functionality, and continuing two-class service in Mainline operations.
      Our transformation plan is intended to deliver approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002) while also improving the service we provide to our customers. By the end of 2004, we achieved approximately $2.3 billion of the $5 billion in targeted benefits under our profit improvement program. We have identified, and begun implementation of, the following key initiatives to obtain the remaining $2.7 billion in targeted benefits, which we believe we are on track to achieve by the end of 2006:

(in millions)	2005	2006

Non-pilot operational improvements	$1,075	$1,600
Pilot cost reductions	900	1,000
Other benefits	135	125

Total	$2,110	$2,725

      Non-Pilot Operational Improvements. The targeted $1.6 billion of non-pilot operational improvements by the end of 2006 includes the following, which are discussed further below:

(in millions)	2005	2006

Incremental profit improvement initiatives	$600	$1,000
Non-pilot pay and benefit savings	350	350
Dehubbing of Dallas/ Ft. Worth operations	75	100
Continuous hub redesign	50	150

Total non-pilot operational improvements	$1,075	$1,600

      Incremental profit improvement initiatives consist of cost savings and revenue enhancements. These include technology and productivity enhancements, including improvements in airport processes, maintenance and distribution efficiency; and overhead reductions, including the elimination of 6,000 to 7,000 non-pilot jobs. Approximately 3,400 employees elected to participate in voluntary workforce reduction programs.
      Non-pilot pay and benefit savings are attributable to salary and benefit reductions. The $350 million of estimated savings includes: (1) an across-the-board, 10% pay reduction for executives and supervisory, administrative, and frontline employees that was effective January 1, 2005; (2) increases to the shared cost of healthcare coverage; (3) the elimination of a healthcare coverage subsidy for non-pilot employees who retire after January 1, 2006; and (4) reduced vacation time.
      In January 2005, we dehubbed our Dallas/Ft. Worth operations and redeployed aircraft from that market to grow our hub operations in Atlanta, Cincinnati and Salt Lake City. We expect to benefit from this initiative through incremental revenue primarily due to greater utilization from the redeployment of these aircraft.
      In January 2005, we also redesigned our Atlanta operation from a banked to a continuous hub. Although we will incur incremental costs under this initiative, we believe the related incremental revenue will more than offset these costs. We expect the net benefit to increase as we expand this initiative to our other hubs.
      We recorded significant gains and charges in 2004 in connection with some of our non-pilot operational initiatives. These gains and charges include (1) a $527 million gain related to the elimination of the healthcare coverage subsidy for non-pilot employees who retire after January 1, 2006, and (2) a $194 million charge related to voluntary and involuntary workforce reduction programs. For additional information about these subjects, see Note 14 in the Notes to the Consolidated Financial Statements.
      We will record additional charges relating to our non-pilot operational initiatives and pilot cost reductions, including charges related to certain facility closures and employee items, but we are not able to reasonably estimate the amount or timing of any such charges, including the amounts of such charges that may result in future cash expenditures, at this time. The targeted benefits under our transformation plan do not reflect any gains or charges described in this or the preceding paragraph.
      Pilot Cost Reductions. Our pilot cost structure was significantly higher than that of our competitors and needed to be reduced in order for us to compete effectively. On November 11, 2004, we and our pilots union entered into an agreement that will provide us with $1 billion in long-term, annual cost savings through a combination of changes in wages, pension and other benefits and work rules. The agreement (1) includes a 32.5% reduction to base pay rates on December 1, 2004; (2) does not include any scheduled increases in base pay rates; and (3) includes benefit changes such as a 16% reduction in vacation pay, increased cost sharing for active pilot and retiree medical benefits, the amendment of the defined benefit pension plan to stop service accrual as of December 31, 2004, and the establishment of a defined contribution pension plan as of January 1, 2005. The agreement also states certain limitations on our ability to seek to modify it if we file for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The agreement becomes amendable on December 31, 2009.
      Other Benefits. Our transformation plan also targets other benefits through concessions from aircraft lessors, creditors and other vendors. During the December 2004 quarter, we entered into agreements with aircraft lessors and lenders under which we expect to receive average annual cash savings of approximately $57 million between 2005 and 2009, which will also result in some cost reductions. We also reached agreements with about

115 suppliers under which we expect to realize average annual benefits of approximately $46 million during 2005, 2006 and 2007.
      SimpliFarestm. In January 2005, we announced the expansion of our SimpliFares initiative within the 48 contiguous United States. An important part of our transformation plan, SimpliFares is a fundamental change in our pricing structure which is intended to better meet customer needs; to simplify our business; and to assist us in achieving a lower cost structure. Under SimpliFares, we lowered unrestricted fares on some routes by as much as 50%; reduced the number of fare categories; implemented a fare cap; and eliminated the Saturday-night stay requirement that existed for certain fares. While SimpliFares is expected to have a negative impact on our operating results for some period, we believe it will provide net benefits to us over the longer term by stimulating traffic; improving productivity by simplifying our product; and increasing customer usage of delta.com, our lowest cost distribution channel.
      Liquidity. Due to the difficult revenue environment, historically high fuel prices and other cost pressures, we borrowed $2.4 billion in 2004 to fund daily operations and capital requirements, repay debt obligations and increase our liquidity. These borrowings included $830 million that we obtained during the December 2004 quarter under our financing agreements with GE Commercial Finance and Amex. These new financing agreements are essential elements of our ongoing restructuring efforts. Our borrowings under these agreements are secured by substantially all of our assets that were unencumbered immediately prior to the consummation of those agreements. During 2004, we also deferred to later years certain debt obligations that were due in 2004, 2005 and 2006. For additional information about our financing agreements with GE Commercial Finance and Amex, as well as our deferrals of debt during 2004, see Note 6 of the Notes to the Consolidated Financial Statements.
      At December 31, 2004, we had cash and cash equivalents and short-term investments totaling $1.8 billion. In March 2005, we borrowed the final installment of $250 million under our financing agreement with Amex. We have commitments from a third party to finance on a long-term secured basis our purchase of 32 regional jet aircraft to be delivered to us in 2005 (“Regional Jet Credit Facility”). We have no other undrawn lines of credit.
      We have significant obligations due in 2005 and thereafter. Our obligations due in 2005 include approximately (1) $1.1 billion in operating lease payments; (2) $1.0 billion in interest payments, which may vary as interest rates change on our $5 billion principal amount of variable rate debt; (3) $835 million in debt maturities, approximately $630 million of which we expect will be cash payments (for additional information about this amount, see Note 6 of the Notes to the Consolidated Financial Statements); and (4) $450 million of estimated funding for our defined benefit pension and defined contribution plans. Absent the enactment of new federal legislation which reduces our pension funding obligations during the next several years, our annual pension funding obligations for each of 2006 through 2009 will be significantly higher than in 2005 and could have a material adverse impact on our liquidity. For additional information about our contractual commitments, see “Financial Position — Contractual Obligations” in this Item 7.
      During 2005, we expect capital expenditures to be approximately $1.0 billion. This covers approximately $540 million for aircraft expenditures, which includes $520 million to purchase 32 regional jets which we intend to finance under the Regional Jet Credit Facility. Our anticipated capital expenditures for 2005 also include approximately $215 million for aircraft parts and modifications and approximately $285 million for non-fleet capital expenditures.
      As discussed above, we do not expect to achieve the full $5 billion in targeted benefits under our transformation plan until the end of 2006. As we transition to a lower cost structure, we continue to face significant challenges due to low passenger mile yields, historically high fuel prices and other cost pressures related to interest expense and pension and related expense. Accordingly, we believe that we will record a substantial net loss in 2005, and that our cash flows from operations will not be sufficient to meet all of our liquidity needs for that period.
      We currently expect to meet our liquidity needs for 2005 from cash flows from operations, our available cash and cash equivalents and short-term investments, the Regional Jet Credit Facility, and the final $250 million borrowing under our financing agreement with Amex. Because substantially all of our assets are encumbered and our credit ratings are low, we do not expect to be able to obtain any material amount of additional debt financing. Unless we are able to sell assets or access the capital markets by issuing equity or convertible debt securities, we expect that our cash and cash equivalents and short-term investments will be substantially lower at December 31, 2005 than at the end of 2004.
      Our financing agreements with GE Commercial Finance and Amex include covenants that impose substantial restrictions on our financial and business operations, including covenants that require us (1) to maintain specified levels of cash and cash equivalents and (2) to achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined). Although under our business plan we expect to be in compliance with these covenants in 2005, we do not expect to exceed either of the required levels by a significant margin. Accordingly, if any of the assumptions underlying our business plan proves to be incorrect, we might not be in compliance with these covenants, which could result in the outstanding borrowings under these agreements becoming immediately due and payable (unless the lenders waive these covenant violations). If this were to occur, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. For additional information about these financing agreements, see Note 6 of the Notes to the Consolidated Financial Statements.
      Many of the material assumptions underlying our business plan are not within our control. These assumptions include that (1) we achieve in 2005 all the benefits of our transformation plan targeted to be achieved in that year and (2) the average annual jet fuel price per gallon in 2005 is approximately $1.22 (with each 1¢ increase in the average annual jet fuel price per gallon increasing our liquidity needs by approximately $25 million per year, unless we are successful in offsetting some or all of this increase through fare increases or additional cost reduction initiatives). Our business plan also includes significant assumptions about passenger mile yield (which we expect to be lower in 2005 as compared to 2004), interest rates, our ability to generate incremental revenues, our pension funding obligations and credit card processor holdbacks (our current Visa/Mastercard processing contract expires in August 2005). See “Risk Factors Related to Delta” concerning risks associated with sensitivities in our assumptions.
      If the assumptions underlying our business plan prove to be incorrect in any material adverse respect and we are unable to sell assets or access the capital markets, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.
Basis of Presentation of Consolidated Financial Statements
      The matters discussed above under “Business Environment” raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Results of Operations — 2004 Compared to 2003

Net Loss and Loss per Share
      We recorded a consolidated net loss of $5.2 billion ($41.07 diluted loss per share) in 2004, compared to a consolidated net loss of $773 million ($6.40 diluted loss per share) in 2003.

Operating Revenues
      Operating revenues totaled $15.0 billion in 2004, a 6% increase from 2003. Passenger revenue increased 6% on a 9% increase in capacity. The increase in passenger revenue reflects an 11% rise in RPMs and a 4% decline in passenger mile yield. The increase in capacity was primarily driven by the restoration of flights that we reduced in 2003 due to the war in Iraq. The decline in the passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, high industry capacity and increased price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet.

      Passenger Revenue per ASM (“Passenger RASM”) decreased 3% to 9.09¢. Load factor increased 1.4 points to 74.7%. For additional information about factors impacting our passenger revenues for 2004, see the “Business Environment” section above.
      North American Passenger Revenues. North American passenger revenues increased 4% to $11.1 billion for 2004 on a capacity increase of 7%. RPMs increased 9%, while passenger mile yield fell 4%. Passenger RASM decreased 3% to 9.28¢. Load factor increased by 1.1 points to 73.7%.
      International Passenger Revenues. International passenger revenues increased 18% to $2.6 billion during 2004 on a capacity increase of 15%. RPMs increased 19%, while passenger mile yield remained unchanged. Passenger RASM increased 3% to 8.16¢, and load factor rose 2.2 points to 78.9%. All of these increases are primarily due to the depressed levels in the prior year from the war in Iraq.
      Cargo and Other Revenues. Cargo revenues increased 7% to $500 million in 2004 primarily due to a 13% increase from higher international freight volume and yield, which was partially offset by a 5% decrease due to lower mail volume and yield. Cargo ton miles increased 6%, while cargo ton mile yield remained relatively flat. Other revenues increased 19% to $712 million, primarily reflecting a 6% increase due to revenue from new airport handling contracts and other miscellaneous contracts, a 5% rise due to increased administrative service charges, and a 3% increase due to higher codeshare revenue from capacity increases. We expect revenues from administrative service charges to decrease in 2005 due to a reduction in ticket change fees we implemented in conjunction with the expansion of SimpliFares in January 2005. Increased volume in administrative service charges may offset some of this anticipated decrease.

Operating Expenses
      Operating expenses were $18.3 billion for 2004, a 23%, or $3.4 billion, increase over 2003. As discussed below, the increase in operating expenses was primarily due to (1) a $1.9 billion goodwill impairment charge recorded in 2004; (2) significantly higher fuel prices in 2004 than in 2003; and (3) $398 million in reimbursements we received under the Emergency Wartime Supplemental Appropriations Act (“Appropriations Act”) in 2003 which were recorded as an offset to operating expenses in that year. Operating capacity increased 9% to 152 billion ASMs primarily due to the restoration of capacity that we reduced in 2003 due to the war in Iraq. Operating Cost per Available Seat Mile (“CASM”) increased 13% to 12.07¢.
      Salaries and related costs were relatively flat at $6.3 billion. This reflects a 3% decline due to a decrease in benefit expenses from our cost savings initiatives and a 2% decline due to lower Mainline headcount. These decreases were offset by (1) a 3% increase due to higher pension and related expense; (2) a 1% increase due to a 4.5% salary rate increase in May 2004 for our pilots under their collective bargaining agreement which was partially offset by their rate decrease effective December 1, 2004; and (3) a 1% increase due to growth in operations.
      Aircraft fuel expense increased 51%, or $986 million, to $2.9 billion, with approximately $820 million of the increase resulting from higher fuel prices which remain at historically high levels. The average fuel price per gallon increased 42% to $1.16, and total gallons consumed increased 7%. Approximately 8% and 65% of our aircraft fuel requirements were hedged during 2004 and 2003, respectively. As discussed in Note 4 of the Notes to the Consolidated Financial Statements, in February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates, resulting in a deferred gain of $82 million that we recognized during 2004. In 2004, our fuel expense is shown net of fuel hedge gains of $105 million, which included the gain related to the early settlement. Our fuel expense for 2003 is shown net of fuel hedge gains of $152 million.
      Contracted services expense increased 13%, primarily reflecting a 4% increase from new contracts to provide airport handling and other miscellaneous services, a 2% increase due to technology projects, a 2% increase due to the suspension of the Transportation Security Administration (“TSA”) security fee from June 1, 2003 to September 30, 2003 and subsequent reimbursements and a 2% increase resulting from higher capacity.
      Expenses from our contract carrier arrangements increased 19% to $932 million, largely reflecting an 8% increase from higher fuel costs, a 7% increase due to growth under certain contract carrier arrangements and a 3% increase from higher maintenance expense.

      Aircraft maintenance materials and outside repairs increased 8%, primarily due to increased materials volume and higher costs from scheduled maintenance events. Other selling expenses increased 5%, primarily reflecting a 3% rise from increased credit card charges due to higher traffic and a 1% increase from advertising and promotions. Passenger service expense increased 7%, primarily due to increased traffic.
      During December 2004, we recorded a $1.9 billion impairment charge, primarily related to goodwill, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). For additional information about the impairment charge, see Note 5 of the Notes to the Consolidated Financial Statements.
      Restructuring, asset writedowns, pension settlements and related items, net totaled a $41 million net gain for 2004 compared to a $268 million net charge for 2003. The 2004 amount includes (1) a $527 million gain related to the elimination of the healthcare coverage subsidy for non-pilot employees who retire after January 1, 2006; (2) settlement charges totaling $257 million primarily related to our defined benefit pension plan for pilots (“Pilot Plan”); (3) a $194 million charge related to voluntary and involuntary workforce reduction programs; and (4) a $40 million aircraft impairment charge related to our agreement, entered into in the September 2004 quarter, to sell eight owned MD-11 aircraft. The charge for 2003 consists of (1) $212 million related to settlements under the Pilot Plan; (2) $43 million related to a net curtailment loss for the cost of pension and postretirement obligations for participants under our 2002 workforce reduction programs; and (3) $41 million associated with the planned sale of 11 B737-800 aircraft. This charge was partially offset by a $28 million reduction to operating expenses from revised estimates of remaining costs associated with our restructuring activities. For additional information about these restructuring, asset writedowns, pension settlements and related items, net, see Note 14 of the Notes to the Consolidated Financial Statements.
      Reimbursements under the Appropriations Act totaled $398 million in 2003, representing reimbursements from the U.S. government to air carriers for certain passenger and air carrier security fees paid to the TSA. We recorded these amounts as a reduction to operating expenses in our Consolidated Statement of Operations. For additional information about the Appropriations Act, see Note 18 of the Notes to the Consolidated Financial Statements.
      Other operating expenses increased 20%. This primarily reflects a 7% increase from higher professional fees mainly from our restructuring and contingency planning efforts, a 4% increase due to a loss on certain aircraft transactions, a 4% increase from a rise in the navigation charges due to increased international capacity and a 4% increase due to higher fuel taxes.
     Operating Loss and Operating Margin
      We incurred an operating loss of $3.3 billion for 2004, compared to an operating loss of $785 million for 2003. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (22%) and (6%) for 2004 and 2003, respectively.
     Other Income (Expense)
      Other expense, net for 2004 was $684 million, compared to other expense, net of $404 million for 2003. This change is primarily attributable to the following:

•	Interest expense increased $67 million for 2004 compared to 2003 primarily due to higher levels of debt outstanding and higher interest rates on variable debt.

•	Gain (loss) from sale of investments, net was $123 million for 2004 compared to $321 million for 2003. In 2004, we sold our remaining equity interest in Orbitz, Inc. (“Orbitz”), recognizing a gain of $123 million. The gain in 2003 was primarily related to a $279 million gain from the sale of our equity investment in WORLDSPAN, L.P. (“Worldspan”) and a $28 million gain from the sale of a portion of our equity interest in Orbitz. For additional information about these investments, see Note 16 of the Notes to the Consolidated Financial Statements.

•	Fair value adjustments of derivatives accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) resulted in a $31 million charge for 2004 compared to a $9 million charge for

2003. These adjustments related to our equity warrants and other similar rights in certain companies and to derivative instruments used in our fuel hedging program. For additional information about SFAS 133, see Note 4 of the Notes to the Consolidated Financial Statements.

•	Gain (loss) on extinguishment of debt, net was $9 million for 2004 compared to zero in 2003. During 2004, we recorded a gain due to the exchange of certain of our unsecured 7.7% Notes due 2005 for newly issued unsecured 8.0% Senior Notes due in December 2007. During 2003, we recorded a $15 million loss from our purchase of a portion of the Delta Family-Care Savings Plan’s Series C Guaranteed Serial ESOP Notes (“ESOP Notes”), offset by a $15 million gain related to a debt exchange. For additional information about these transactions, see Note 6 of the Notes to the Consolidated Financial Statements.

Income Tax Provision (Benefit)
      During 2004, we recorded an additional valuation allowance against our net deferred income tax assets, which resulted in a $1.2 billion non-cash charge to income tax expense on our Consolidated Statement of Operations. For additional information about the income tax valuation allowance, see Note 9 of the Notes to the Consolidated Financial Statements.
Results of Operations — 2003 Compared to 2002

Net Loss and Loss per Share
      We recorded a consolidated net loss of $773 million ($6.40 diluted loss per share) in 2003, compared to a consolidated net loss of $1.3 billion ($10.44 diluted loss per share) in 2002.

Operating Revenues
      Operating revenues increased 2% to $14.1 billion in 2003 compared to 2002. Passenger revenues increased 2% to $13.0 billion. RPMs decreased 2% on a capacity decline of 4%, while passenger mile yield increased 4% to 12.73¢. For information about the factors negatively impacting the revenue environment, see the “Business Environment” section above. During 2003, the revenue environment was also negatively impacted by the military action in Iraq.
      North American Passenger Revenues. North American passenger revenues increased 2% to $10.7 billion in 2003. RPMs increased 1% on a capacity decrease of 2%, while passenger mile yield increased 1%. Load factors increased by 1.6 points.
      International Passenger Revenues. International passenger revenues decreased 4% to $2.2 billion in 2003. RPMs fell 12% on a capacity decline of 14%, while passenger mile yield increased 9%. The decline in international revenue passenger miles, particularly in the Atlantic region, is due to the reduction in traffic in the period leading up to and during the military action in Iraq in 2003. The increase in passenger mile yield primarily relates to the reduction of capacity in certain markets and favorable foreign currency exchange rates.
      Cargo and Other Revenues. Cargo revenues increased 2% to $467 million in 2003. Cargo ton miles decreased 6% due to reductions in capacity, while cargo ton mile yield increased 8%. Other revenues decreased 2% to $598 million, primarily reflecting decreases due to lower revenue from certain mileage partnership arrangements as well as a decline in codeshare revenue. These decreases were partially offset by an increase in various miscellaneous revenues.

Operating Expenses
      Operating expenses totaled $14.9 billion for 2003, decreasing 2% from 2002. Operating capacity decreased 4% to 140 billion ASMs primarily due to capacity reductions implemented as a result of the military action in Iraq. We restored most of this capacity when passenger demand improved after the end of major military combat in Iraq in May 2003. CASM rose 2% to 10.66¢. Operating expenses and CASM reflect (1) Appropriations Act reimbursements received during 2003; (2) restructuring, asset writedowns, pension settlements and related items, net recorded during 2003 and 2002; and (3) Stabilization Act compensation recorded in 2002. These items are discussed below.

      Salaries and related costs totaled $6.3 billion in 2003, a 3% increase from 2002. This 3% increase primarily reflects (1) a 5% increase from higher pension and related expense of approximately $290 million; (2) a 2% increase due to salary rate increases primarily for pilots in the June 2003 and June 2002 quarters under their collective bargaining agreement, and for mechanics in the June 2002 quarter; and (3) a 2% increase due to growth in our wholly owned subsidiaries’ regional jet operations. These increases were partially offset by a 6% decrease due to our 2002 workforce reduction programs. The increase in pension expense mainly reflects the impact of declining interest rates, a decrease in the fair value of pension plan assets and scheduled pilot salary increases, partially offset by approximately $120 million in expense reductions from the transition of our non-pilot defined benefit pension plan to a cash balance plan. For additional information related to this transition, see Note 10 of the Notes to the Consolidated Financial Statements.
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
      Depreciation and amortization expense rose 6% in 2003, primarily due to the acquisition of regional jet aircraft and an increase in software amortization associated with completed technology projects.
      Contracted services expense declined 12% primarily due to reduced traffic and capacity, the suspension of the air carrier security fees under the Appropriations Act between June 1, 2003 and September 30, 2003, and a decrease in contracted services across certain workgroups. For additional information about the Appropriations Act, see Note 18 of the Notes to the Consolidated Financial Statements.
      Expenses from our contract carrier arrangements increased 40% to $784 million primarily due to growth under our agreement with Chautauqua.
      Landing fees and other rents rose 3%, primarily due to higher landing fees adopted by airports seeking to recover lost revenue due to decreased traffic, and increased facility rates. Aircraft maintenance materials and outside repairs expense fell 11%, primarily from reduced maintenance volume and materials consumption as a result of process improvement initiatives, lower capacity and our fleet simplification program. Aircraft rent expense increased 3% mainly due to our decision in the December 2002 quarter to return our B737-300 leased aircraft to service during 2003. For additional information related to this decision, see Note 14 of the Notes to Consolidated Financial Statements.
      Other selling expenses fell 11%. This decline primarily reflects a 9% decrease related to lower booking fees from decreased traffic and a 3% decline from higher sales of mileage credits under our SkyMiles program because a portion of this revenue is recorded as an offset to other selling expenses. These decreases were partially offset by an increase in advertising expenses due to the launch of Song, our low-fare service. Passenger commission expense declined 34%, primarily reflecting a 22% decrease from the change in our commission rate structure in 2002, which resulted in the elimination of travel agent base commissions for tickets sold in the U.S. and Canada. The decrease in passenger commissions also reflects the cancellation or renegotiation of certain travel agent contracts and a lower volume of base and incentive commissions. Passenger service expense decreased 13%, primarily reflecting a 10% decline from decreased traffic and capacity, and a 7% decrease due to certain meal service-related cost savings initiatives.
      Restructuring, asset writedowns, pension settlements and related items, net totaled $268 million in 2003 compared to $439 million in 2002. Our 2003 charge consists of (1) $212 million related to settlements under the Pilot Plan; (2) $43 million related to a net curtailment loss for the cost of pension and postretirement obligations for participants under our 2002 workforce reduction programs; and (3) $41 million associated with the planned sale of 11 B737-800 aircraft. This charge was partially offset by a $28 million reduction to operating expenses from revised estimates of remaining costs associated with our restructuring activities. Our 2002 charge consists of (1) $251 million in asset writedowns; (2) $127 million related to our 2002 workforce reduction programs; (3) $93 million for the temporary carrying cost of surplus pilots and grounded aircraft; (4) $30 million due to the deferred delivery of certain Boeing aircraft; (5) $14 million for the closure of certain leased facilities; and (6) $3 million related to other items. This charge was partially offset by (1) the reversal of a $56 million reserve for future lease payments related to nine B737-300 leased aircraft as a result of a decision in 2002 to return these aircraft to service and (2) a $23 million adjustment of certain prior year restructuring reserves based on revised estimates of remaining costs. For additional information on these restructuring, asset writedowns, pension settlements and related items, net, see Note 14 of the Notes to the Consolidated Financial Statements.
      Appropriations Act reimbursements totaled $398 million in 2003, representing reimbursements from the U.S. government to air carriers for certain passenger and air carrier security fees. We recorded these amounts as a reduction to operating expenses in our Consolidated Statement of Operations. For additional information about the Appropriations Act, see Note 18 of the Notes to the Consolidated Financial Statements.
      Stabilization Act compensation totaled $34 million in 2002, representing amounts we recognized as compensation in the applicable period under the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). We recorded these amounts as a reduction to operating expenses in our Consolidated Statement of Operations. For additional information about the Stabilization Act, see Note 18 of the Notes to the Consolidated Financial Statements.
      Other operating expenses fell 16%, primarily reflecting a 9% decrease due to lower insurance rates under U.S. government-provided insurance policies and lower volume-related insurance premiums due to decreased capacity and traffic, as well as a 3% decline due to lower communication and supplies expenses.

Operating Loss and Operating Margin
      We incurred an operating loss of $785 million in 2003, compared to an operating loss of $1.3 billion in 2002. Operating margin was (6%) and (9%) for 2003 and 2002, respectively.

Other Income (Expense)
      Other expense, net totaled $404 million during 2003, compared to other expense, net of $693 million in 2002. Included in these results are the following:

•	A $92 million increase in interest expense in 2003 compared to 2002 primarily due to higher levels of outstanding debt in 2003.

•	A $321 million gain in 2003 from the sale of certain investments. This primarily relates to a $279 million gain from the sale of our equity investment in Worldspan and a $28 million gain from the sale of a portion of our equity interest in Orbitz. For additional information about these investments, see Note 16 of the Notes to the Consolidated Financial Statements.

•	Gain (loss) on extinguishment of debt, net was zero for 2003 compared to a $42 million loss in 2002, which resulted from our purchase of a portion of the outstanding ESOP Notes. During 2003, we recorded a $15 million loss from our purchase of a portion of the outstanding ESOP Notes, offset by a $15 million gain related to a debt exchange. For additional information about our purchase of ESOP Notes in 2003 and 2002 and our debt exchange in 2003, see Note 6 of the Notes to the Consolidated Financial Statements.

•	A $9 million charge in 2003 compared to a $39 million charge in 2002 for fair value adjustments of financial instruments accounted for under SFAS 133. This relates to derivative instruments we use in our fuel hedging program and to our equity warrants and other similar rights in certain companies.

•	Miscellaneous income, net was $5 million in 2003 compared to $20 million in 2002 due primarily to a decrease in earnings from our equity investment in Worldspan, which we sold in June 2003.

Financial Condition and Liquidity

Sources and Uses of Cash — 2004
      Cash and cash equivalents and short-term investments totaled $1.8 billion at December 31, 2004, compared to $2.7 billion at December 31, 2003. For 2004, net cash used in operating activities totaled $1.1 billion, which includes the following items:

•	A $5.2 billion net loss for 2004. This net loss reflects a $1.9 billion impairment charge related to goodwill and intangible assets, $1.2 billion of depreciation and amortization, and a $1.2 billion income tax provision related to a valuation allowance against our net deferred income tax assets, all of which are non-cash items.

•	A $455 million funding of our qualified defined benefit pension plans.

•	A $141 million increase in total restricted cash, primarily to support certain projected insurance obligations related to workers’ compensation.
      Capital expenditures include (1) cash used for flight equipment, including advance payments; (2) cash used for ground property and equipment (including expenditures, net of reimbursements, related to our Boston airport terminal project); and (3) aircraft delivered under seller-financing arrangements (which is a non-cash item). During 2004, capital expenditures were approximately $920 million, which included the acquisition of 23 CRJ-700 aircraft. We acquired 17 of these regional jet aircraft through seller-financing arrangements for $314 million.
      Debt and capital lease obligations, including current maturities and short-term obligations, totaled $13.9 billion at December 31, 2004, compared to $12.6 billion at December 31, 2003. During 2004, we engaged in the following financing transactions:

•	We entered into secured financing arrangements under which we borrowed approximately $920 million, which is due in installments through June 2020. We used approximately $500 million of this amount to repay interim financing for 18 CRJ-200 and 12 CRJ-700 aircraft.

•	In February 2004, we issued $325 million principal amount of 2 7/8% Convertible Senior Notes due 2024 (“2 7/8% Convertible Senior Notes”).

•	In February 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In connection with this agreement, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, our purchase of these regional jet aircraft.

•	In July 2004 we amended three of our existing secured loan agreements with General Electric Capital Corporation (“GECC”). As a result of these amendments, we received $152 million of incremental liquidity.

•	In November 2004, we exchanged (1) $237 million aggregate principal amount of our enhanced equipment trust certificates due in 2005 and 2006 for $235 million principal amount of newly issued 9.5% Senior Secured Notes due 2008; and (2) approximately $135 million principal amount of our unsecured 7.7% Notes due 2005 for a like principal amount of newly issued unsecured 8.0% Senior Notes due 2007 and 5,488,054 shares of our common stock.

•	In November 2004, we entered into financing agreements with GE Commercial Finance and Amex to borrow approximately $1.1 billion.

•	We completed agreements with other aircraft lenders to defer $112 million in debt obligations due in 2004 through 2006 to later years.
      During the December 2004 quarter, we entered into agreements with aircraft lessors and lenders under which we expect to receive average annual cash savings of approximately $57 million between 2005 and 2009, which will also result in some cost reductions. We issued an aggregate of 4,354,724 shares of our common stock to the aircraft lessors and lenders in these transactions. Separately, as a result of agreements with approximately 115 suppliers, we expect to realize average annual benefits of approximately $46 million during 2005, 2006 and 2007.

      In October 2004, we sold eight owned MD-11 aircraft and related inventory for $227 million. We recorded a $41 million impairment charge related to the sale of the aircraft. For additional information about this charge, see Note 14 of the Notes to the Consolidated Financial Statements.
      During November 2004, we sold our remaining equity investment in Orbitz for approximately $143 million. We recorded a $123 million gain related to this transaction. For additional information about our investment in Orbitz, see Note 16 of the Notes to the Consolidated Financial Statements.
      In March 2005, we exchanged $176 million principal amount of enhanced equipment trust certificates due in 2005 for a like aggregate principal amount of enhanced equipment trust certificates due in 2006 and 2008. For additional information about this transaction, see Note 20 of the Notes to the Consolidated Financial Statements.
      For additional information about financing and other transactions affecting liquidity, see Note 6 of the Notes to the Consolidated Financial Statements. For additional information about our liquidity position, see the “Business Environment” section above.

Future Aircraft Order Commitments
      To preserve liquidity, we have taken the following actions regarding our orders for Mainline aircraft:

•	During 2003, we entered into a definitive agreement to sell 11 B737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005.

•	During 2004, we deferred the delivery of the following aircraft on firm order: deferred seven B737-800 aircraft from 2005 to 2007; deferred five B737-800 aircraft from 2006 to 2007; deferred four B737-800 aircraft from 2006 to 2008; deferred two B777-200 aircraft from 2005 to 2008; and deferred three B777-200 aircraft from 2006 to 2009.
      Our long-term plan is to reduce our Mainline aircraft fleet by up to four fleet types over approximately the next four years. During 2005, we expect to retire 24 Mainline aircraft: 21 B737-300 and B737-200 aircraft, and three B767-200 aircraft. These retirements will not have a material impact on our 2005 Consolidated Financial Statements.
      We have additional aircraft commitments that are discussed below in “Contractual Obligations”. For additional information about our aircraft order commitments, see Note 8 of the Notes to the Consolidated Financial Statements.

Shareowners’ Deficit
      Shareowners’ deficit was $5.8 billion at December 31, 2004 and $659 million at December 31, 2003. The increase in our shareowners’ deficit is primarily due to our $5.2 billion net loss in 2004, which includes a $1.9 billion goodwill impairment charge and a $1.2 billion income tax provision to reserve substantially all of our net deferred tax assets. For additional information about the goodwill impairment and valuation allowance, see Notes 5 and 9, respectively, of the Notes to the Consolidated Financial Statements.

ESOP Preferred Stock
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

      At December 31, 2004, approximately 5 million shares of ESOP Preferred Stock were held by the Savings Plan. About 4 million shares of ESOP Preferred Stock are currently allocated to the accounts of Savings Plan participants; the remainder of the shares is available for allocation in the future.
      We are generally required to redeem shares of ESOP Preferred Stock (1) to provide for distributions of the accounts of Savings Plan participants who terminate employment with us and request a distribution and (2) to implement annual diversification elections by Savings Plan participants who are at least age 55 and have participated in the Savings Plan for at least ten years. In these circumstances, shares of ESOP Preferred Stock are redeemable at a price (“Redemption Price”) equal to the greater of (1) $72.00 per share or (2) the fair value of the shares of our common stock issuable upon conversion of the ESOP Preferred Stock to be redeemed, plus, in either case, accrued but unpaid dividends on the shares of ESOP Preferred Stock to be redeemed. Each share of ESOP Convertible Preferred Stock is convertible into 1.7155 shares of our common stock, subject to adjustment in certain circumstances.
      Under the terms of the ESOP Preferred Stock, we may pay the Redemption Price in cash, shares of our common stock (valued at fair value) or in a combination thereof. As discussed above, since December 2003, we have been using shares of our common stock to pay the Redemption Price when we are required to redeem ESOP Preferred Stock. During 2004, we issued 6,330,551 shares of our common stock to redeem approximately 422,000 shares of ESOP Preferred Stock under the Savings Plan. We cannot reasonably estimate future issuances of common stock for this purpose due to the various factors that would affect such an estimate, including the duration of the period during which we may not redeem ESOP Preferred Stock for cash under Delaware Law; the fair value of Delta common stock when ESOP Preferred Stock is redeemed; and the number of shares of ESOP Preferred Stock redeemed by Savings Plan participants who terminate their employment with us or elect to diversify their Savings Plan accounts.
      For additional information about our ESOP Preferred Stock, see Note 11 of the Notes to the Consolidated Financial Statements.

Working Capital Position
      As of December 31, 2004, we had negative working capital of $2.3 billion, compared to negative working capital of $1.6 billion at December 31, 2003. This change in our negative working capital balance is primarily due to the decrease in our cash and cash equivalents, which is discussed above in “Sources and Uses of Cash.”

Credit Ratings
      Our senior unsecured long-term debt is rated Ca by Moody’s Investors Service, Inc., CC by Standard and Poor’s Rating Services and C by Fitch Ratings. Moody’s and Fitch have stated that their ratings outlook for our senior unsecured debt is negative while Standard & Poor’s has stated its outlook is positive watch. Our credit ratings may be lowered further or withdrawn. While we do not have debt obligations that accelerate as a result of a credit ratings downgrade, our credit ratings have negatively impacted our ability to issue unsecured debt, renew outstanding letters of credit that back certain of our obligations and obtain certain financial instruments that we use in our fuel hedging program. Our credit ratings have also increased the cost of our financing transactions and the amount of collateral required for certain financial instruments, insurance coverage and vendor agreements. To the extent we are unable to access the capital markets, or our financing costs continue to increase, including as a result of further credit ratings downgrades, our business, financial position and results of operations would be materially adversely impacted. Subsequent to December 31, 2004, our collateral requirements related to our workers’ compensation insurance increased by approximately $35 million.

Covenants
      The GE Commercial Finance Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets, pay dividends or repurchase stock and make capital expenditures. The Amex Facilities also contain affirmative, negative and financial covenants substantially the same as those found in the GE Commercial Finance Facility.
      The financial covenants require us to:

•	maintain unrestricted funds not less than $900 million at all times until February 28, 2005, $1 billion at all times from March 1, 2005 through October 31, 2005 and $750 million at all times thereafter (the “Liquidity Covenant”).

•	maintain accounts pledged for the benefit of the lenders with funds of not less than $650 million at all times until October 31, 2005, $550 million at all times from November 1, 2005 through February 28, 2006 and $650 million at all times thereafter. The cash and cash equivalents in those accounts can be used for purposes of determining compliance with the Liquidity Covenant.

•	not exceed specified levels of capital expenditures during each fiscal quarter.

•	achieve specified levels of EBITDAR, as defined, for designated rolling periods (generally monthly tests for successive trailing 12-month periods) through November 2007. During 2005, we are required to achieve increasing levels of EBITDAR, including EBITDAR of $1.590 billion for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for successive trailing 12-month periods continues to increase, including $2.763 billion for the 12-month period ending December 31, 2006 and $3.136 billion for the 12-month period ending November 30, 2007. The EBITDAR covenant effectively provides that if our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant by at least $100 million, then the EBITDAR level that we are required to achieve will be reduced by a specified amount.
      At December 31, 2004, we were in compliance with our financial covenants. Although under our business plan we expect to be in compliance with these covenants in 2005, we do not expect to exceed by a significant margin the requirements that we (1) maintain specified levels of cash and cash equivalents or (2) achieve certain levels of EBITDAR. If we are unable to comply with these covenants, the outstanding borrowings under our financing agreements with GE Commercial Finance and Amex could become immediately due and payable. For additional information concerning our covenants, see the GE Commercial Finance Facility, incorporated as Exhibit 10.5 to this Form 10-K.
      Our Reimbursement Agreement with GECC includes a Collateral Value Test, which is not applicable until May 2006. For additional information about this test and our financing agreements, see Note 6 of the Notes to the Consolidated Financial Statements.
      As is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. We were in compliance with these requirements at December 31, 2004 and 2003. For additional information about our war-risk insurance currently provided by the U.S. government, see Note 8 of the Notes to the Consolidated Financial Statements.
      For additional information on our liquidity, see the Business Environment section of Management’s Discussion and Analysis in this Form 10-K.
Prior Years
     2003
      Cash and cash equivalents and short-term investments totaled $2.7 billion at December 31, 2003. Net cash provided by operations totaled $142 million during 2003, including net tax refunds totaling $402 million. Capital expenditures, including aircraft acquisitions under seller-financing arrangements, were $1.5 billion during 2003; this included the acquisition of 31 CRJ-200 and 20 CRJ-700 aircraft. Debt and capital lease obligations, including current maturities and short-term obligations, totaled $12.6 billion at December 31, 2003. We issued $1.9 billion of secured long-term debt during 2003.
     2002
      Cash and cash equivalents and short-term investments totaled $2.0 billion at December 31, 2002. Net cash provided by operations totaled $225 million during 2002, including receipt of (1) a $472 million tax refund due to a new tax law and (2) $112 million in compensation under the Stabilization Act. Capital expenditures, including aircraft acquisitions made under seller-financing arrangements, were $2.0 billion during 2002; this included the acquisition of four B737-800, three B767-400, one B777-200, 34 CRJ-200 and 15 CRJ-700 aircraft. Debt and capital lease obligations, including current maturities and short-term obligations, totaled $10.9 billion at December 31, 2002. We issued $2.6 billion of secured long-term debt during 2002.
Financial Position
     December 31, 2004 Compared to December 31, 2003
      This section discusses certain changes in our Consolidated Balance Sheets which are not otherwise discussed in this Form 10-K.
      Prepaid expenses and other current assets increased by 10%, or $49 million, primarily reflecting an increase in prepaid aircraft fuel from higher fuel costs and increased prepayment requirements. Flight and ground equipment under capital leases, net of accumulated amortization, increased $243 million primarily due to the renegotiation of certain operating leases that are now classified as capital leases in accordance with SFAS 13, “Accounting for Leases,” due to the amendment of certain lease terms (see Note 7 of the Notes to the Consolidated Financial Statements). Restricted investments for our Boston airport terminal project decreased 56%, or $159 million, due primarily to the reimbursement of project expenditures during 2004.
      Accounts payable, deferred credits and other accrued liabilities decreased 9%, or $149 million, primarily reflecting a decrease in trade accounts payable from increased prepayment requirements in 2004. Air traffic liability increased 20% from 2003 primarily due to (1) stronger advance sales from increased capacity and (2) growth in codeshare operations. Accrued salaries and related benefits decreased 10% due primarily to (1) a lower vacation accrual at the end of 2004 due to changes in our salary rates as part of our transformation plan and (2) salary rate decreases that occurred in the December 2004 quarter primarily related to our new pilot collective bargaining agreement that was effective December 1, 2004.
     Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2004 related to debt; operating leases; aircraft order commitments; capital leases; contract carrier obligations; interest and related payments; other material, noncancelable purchase obligations; and other liabilities. The table excludes commitments that are contingent based on events or other factors that are uncertain or unknown at this time. Some of these excluded commitments are discussed in footnote 9 to this table and in the text immediately following that footnote.

	Contractual Payments Due By Period

							After
(in millions)	Total	2005	2006	2007	2008	2009	2009

Debt(1)	$13,450	$835	$913	$1,374	$1,549	$1,324	$7,455
Operating lease payments(2)	9,662	1,091	1,017	915	980	836	4,823
Aircraft order commitments(3)	4,161	1,002	598	1,645	510	406	—
Capital lease obligations(4)	1,122	158	162	134	112	146	410
Contract carrier obligations(5)	317	79	79	79	80	—	—
Interest and related payments(6)	7,514	837	737	684	592	506	4,158
Other purchase obligations(7)	342	257	17	12	12	11	33
Other liabilities(8)	69	69	—	—	—	—	—

Total(9)	$36,637	$4,328	$3,523	$4,843	$3,835	$3,229	$16,879

(1)	These amounts are included on our Consolidated Balance Sheets. A portion of this debt is backed by letters of credit totaling $300 million at December 31, 2004. Additionally, included in these amounts is approximately (1) $75 million and $180 million due in 2005 and 2006, respectively, under interim financing arrangements which we used to purchase regional jet aircraft that we may elect to refinance using long-term, secured financing commitments available to us from a third party and (2) $130 million in 2005 debt maturities which we do not expect to be required to repay in 2005 or which we expect to repay and then re-borrow during 2005. For additional information about our debt and related matters, see Note 6 of the Notes to the Consolidated Financial Statements.
(2)	Our operating lease obligations are discussed in Note 7 of the Notes to the Consolidated Financial Statements. A portion of these obligations is backed by letters of credit totaling $104 million at December 31, 2004. For additional information about these letters of credit, see Note 6 of the Notes to the Consolidated Financial Statements.
(3)	Our capital expenditures in 2005 include approximately (1) $520 million related to our agreement to purchase 32 CRJ-200 aircraft, for which financing is available to us on a long-term secured basis when we acquire these aircraft and (2) $415 million related to our commitment to purchase 11 B737-800 aircraft, for which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer in 2005. For additional information about these matters, see Notes 6 and 8 of the Notes to the Consolidated Financial Statements.
(4)	Interest payments related to capital lease obligations are included in the table. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. For additional information about our capital lease obligations, see Note 7 of the Notes to the Consolidated Financial Statements.
(5)	This amount represents our minimum fixed obligation under our contract carrier agreement with Chautauqua. Under the Chautauqua agreement, we are obligated to pay certain minimum fixed obligations. Due to an amendment to the Chautauqua agreement in March 2004, we are now able to calculate the amount of the minimum fixed obligation. Payments due after 2008 are not included in the table as minimum rates have not been contractually agreed upon. For additional information regarding our contract carrier agreements, see “Contract Carriers” below.
(6)	These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. Payments in early 2005 related to variable rate debt are based on the specified margin and the base rate, such as LIBOR, in effect at December 31, 2004. The base rates typically reset every one to six months depending on the financing agreement. Payments for variable rate debt in late 2005 and thereafter do not consider any amount for the base rate component of the interest calculation since the rate is unknown at December 31, 2004; these payments were calculated based only on the specified margin. At December 31, 2004, by way of context, the base rate component of the interest calculation on our $5 billion of variable rate debt is approximately 2.5%. The related payments represent credit enhancements required in conjunction with certain financing agreements.
(7)	Includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including but not limited to communications and reservations systems, technology, insurance, fuel, flight operations, and other third party services and products. For additional information about other commitments and contingencies, see Note 8 of the Notes to the Consolidated Financial Statements.
(8)	Represents other liabilities on our Consolidated Balance Sheets for which we are obligated to make future payments related to postretirement medical benefit costs incurred but not yet paid and payments required under the pilot collective bargaining agreement for unused vacation time. These liabilities are not included in any other line item on this table.
(9)	In addition to the contractual obligations included in the table, we have significant cash obligations that are not included in the table. For example, we will pay wages required under collective bargaining agreements; fund pension plans (as discussed below); purchase capacity under contract carrier arrangements (as discussed below); and pay credit card processing fees and fees for other goods and services, including those related to fuel, maintenance and commissions. While we are parties to legally binding contracts regarding these goods and services, the actual commitment is contingent on certain factors such as volume and/or variable rates that are uncertain or unknown at this time. Therefore, these items are not included in the table. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets.
     The following items are not included in the table above:
      Pension Funding. Estimates of the amount and timing of future funding obligations under our pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, 30-year U.S. Treasury bond yields, statutory requirements and demographic data for pension plan participants.
      We estimate that our pension plan funding will be approximately $450 million for 2005. Our anticipated funding obligations under our pension plans for 2006 and thereafter vary materially depending on the assumptions used to determine these funding obligations, including potential legislative changes regarding these obligations. Absent the enactment of new federal legislation which reduces our pension funding obligations during the next several years, our annual pension funding obligations for each of 2006 through 2009 will be significantly higher than in 2005 and could have a material adverse impact on our liquidity.
      Contract Carriers. We have long-term contract carrier agreements with three regional air carriers, SkyWest, Chautauqua and Republic Airline. Under these agreements, SkyWest and Chautauqua operate certain of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on an annual determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Republic Airline will begin operating certain of their aircraft using our flight code in July 2005.
      We expect to incur expenses of approximately $1.0 billion in 2005 under our contract carrier agreements, which includes $79 million in the table above under our contract carrier agreement with Chautauqua. Under the Chautauqua agreement, we are obligated to pay certain minimum fixed obligations. The remaining estimated expenses are not included in the table above because these expenses are contingent based on the costs associated with the operation of contract carrier flights by those air carriers as well as rates that are unknown at this time. We cannot reasonably estimate at this time our expenses under the contract carrier agreements in 2006 and thereafter, except for the minimum obligations under the Chautauqua agreement included in the table above.
      In April 2004, we notified FLYi, Inc. (“Flyi”), another regional air carrier that previously operated certain of their aircraft using our flight code, of our election to terminate its contract carrier agreement due to Flyi’s decision to operate a new low-fare airline using jet aircraft with more than 70 seats. Flyi ceased operating Delta Connection flights in November 2004. Flyi exercised its right to require us to assume the leases on the 30 Fairchild Dornier FRJ-328 regional jet aircraft that it operated for us. We are currently conducting inspections of these aircraft. After we complete the inspections, we expect to assume these leases. We estimate that the total remaining lease payments on these 30 aircraft leases will be approximately $275 million. These lease payments will be made over the remaining terms of the aircraft leases, which are approximately 13 years. We are evaluating our options for utilizing these 30 aircraft, including having another air carrier operate these aircraft for us under the Delta Connection carrier program. There are no residual value guarantees related to these leases.
      If we assume the leases for the 30 FRJ-328 aircraft as currently in effect, a Flyi bankruptcy or insolvency or, with respect to certain of the leases, a Flyi default under various contracts, including leases, loans and purchase contracts having a value or amount in excess of $15 million, would constitute an event of default. If an event of default were to occur, the financing parties could exercise one or more remedies, including the right to require us to purchase the aircraft at a purchase price stipulated in the applicable lease. At March 1, 2005, the purchase price for each aircraft was approximately $9 million, which we estimate exceeds the current market value of each aircraft by approximately $3 million. Our estimate of the current market value of these aircraft is based on published industry data. We cannot determine the likelihood of the occurrence of an event relating to Flyi that would constitute an event of default under the leases or the likelihood of the financing parties seeking to exercise certain remedies against us if such an event of default were to occur.
      Flyi has stated that as part of its restructuring effort, it has secured commitments from certain of the financing parties that, upon our assumption of the leases, such parties will effectively release Flyi from its future obligations to such financing parties under the leases. We are in discussions with the financing parties to restructure these leases so that events relating to Flyi would not constitute an event of default after we assume the leases.
      We may terminate certain of our contract carrier agreements without cause, which may require us to assume the leases or purchase the aircraft the contract carrier operates for us. For additional information regarding our contract carrier agreements, including our obligations if we elect to terminate certain agreements without cause, see Note 8 of the Notes to the Consolidated Financial Statements.
      GECC Aircraft. In November 2004, as a condition to availability of the GE Commercial Finance Facility, we granted GECC the right, exercisable until November 2, 2005, to lease to us (or, at our option subject to certain conditions, certain Delta Connection carriers) up to 12 CRJ-200 aircraft then leased to another airline. Subsequent to December 31, 2004, GECC exercised this right with respect to eight CRJ-200 aircraft. The lease terms for these eight aircraft begin throughout 2005 and have terms of 138 to 168 months. We estimate that our total lease payments for these eight aircraft will be approximately $130 million during the next 14 years. Additionally, the lease rates we will pay for these aircraft approximate current market rates. We expect to use these aircraft in our operations.
      Redemptions of ESOP Preferred Stock. As discussed above, we changed the form of payment we will use to redeem shares of ESOP Preferred Stock when redemptions are required under the Savings Plan. For the indefinite future, we will pay the redemption price of the ESOP Preferred Stock in shares of our common stock rather than in cash. For additional information about our ESOP Preferred Stock, see Note 11 of the Notes to the Consolidated Financial Statements.
      Legal Contingencies. We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on our Consolidated Financial Statements, management believes that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.
      Other Contingent Obligations under Contracts. In addition to the contractual obligations discussed above, we have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. These obligations are contingent upon whether we terminate the contract without cause prior to its expiration date; therefore, no obligation would exist unless such a termination were to occur.
      Subsequent to December 31, 2004, we entered into an agreement to outsource certain human resources services. Under this agreement, we expect to pay a total of approximately $120 million over the next seven years on a declining scale, with our largest annual obligation totaling approximately $20 million to be paid in 2005. This agreement is subject to certain termination provisions.
      For additional information about other contingencies not discussed above as well as discussions related to general indemnifications, see Note 8 of the Notes to the Consolidated Financial Statements.

Application of Critical Accounting Policies
     Critical Accounting Estimates
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
      Rules proposed by the Securities and Exchange Commission would require disclosures related to accounting estimates management makes in applying accounting policies and the initial adoption of an accounting policy that has a material impact on its financial statements. These proposed rules define critical accounting estimates as those accounting estimates which (1) require management to make assumptions about matters that are highly uncertain at the time the estimate is made and (2) would have resulted in material changes to our Consolidated Financial Statements if different estimates, which we reasonably could have used, were made. Our critical accounting estimates are briefly described below.
      Goodwill. SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets, including when and how to perform impairment tests of recorded balances. We have three reporting units that have assigned goodwill: Mainline, ASA and Comair. Quoted stock market prices are not available for these individual reporting units. Accordingly, consistent with SFAS 142, our methodology for estimating the fair value of each reporting unit primarily considers projected future cash flows. In applying this methodology, we (1) make assumptions about each reporting unit’s future cash flows based on capacity, passenger yield, traffic, operating costs and other relevant factors and (2) discount those cash flows based on each reporting unit’s weighted average cost of capital. Changes in these assumptions may have a material impact on our Consolidated

Financial Statements. The annual impairment test date for our goodwill and indefinite-lived intangible assets is December 31. We performed our annual goodwill impairment test as of December 31, 2004 with the assistance of an independent valuation firm to determine the fair value of our three reporting units. As a result of our 2004 annual goodwill impairment tests, we recorded a $1.9 billion charge to write off all goodwill related to the ASA and Comair reporting units. This charge is recorded in impairment of intangible assets on our 2004 Consolidated Statement of Operations. For additional information about our accounting policy related to goodwill and other intangibles and the impairment charge we recorded in 2004, see Notes 1 and 5 in the Notes to the Consolidated Financial Statements.
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
      Income Tax Valuation Allowance. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, the overall business environment; our historical earnings, including our significant pretax losses incurred during the last four years; our industry’s historically cyclical periods of earnings and losses; and our outlook for future years.
      During 2004, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.2 billion charge to income tax expense on our Consolidated Statement of Operations. We recorded this additional valuation allowance because we determined that it is unclear as to the timing of when we will generate sufficient taxable income to realize our deferred income tax assets. In addition, we will no longer recognize the tax benefit of current period losses for the foreseeable future. For additional information about income taxes, see Notes 1 and 9 of the Notes to the Consolidated Financial Statements.
      Pension Plans. We sponsor defined benefit pension plans (“Plans”) for eligible employees and retirees. The impact of the Plans on our Consolidated Financial Statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented in Note 10 of the Notes to the Consolidated Financial Statements. We currently estimate that our defined benefit pension expense in 2005 will be approximately $440 million. The effect of our Plans on our Consolidated Financial Statements is subject to many assumptions. We believe the most critical assumptions are (1) the weighted average discount rate; (2) the rate of increase in future compensation levels; and (3) the expected long-term rate of return on Plan assets.
      We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. Adjusting our discount rate (6.00% at September 30, 2004) by 0.5% would change our accrued pension cost by approximately $750 million at December 31, 2004 and change our estimated pension expense in 2005 by approximately $40 million.
      Our rate of increase in future compensation levels is based primarily on labor contracts currently in effect with our employees under collective bargaining agreements and expected future pay rate increases for other employees. Adjusting our estimated rate of increase in future compensation levels (-1.28% at September 30, 2004) by 0.5% would not significantly change our estimated pension expense in 2005 due primarily to recent employee pay reductions.

      The expected long-term rate of return on our Plan assets is based primarily on Plan-specific asset/liability investment studies performed by outside consultants and recent and historical returns on our Plans’ assets. Adjusting our expected long-term rate of return (9.00% at September 30, 2004) by 0.5% would change our estimated pension expense in 2005 by approximately $35 million. For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements.
     Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” It requires that the compensation cost of share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. This statement is effective for us beginning July 1, 2005. We are evaluating the impact of SFAS 123R, including the transition options for adoption of this standard on our 2005 Consolidated Financial Statements. This impact may be material as we issued approximately 71 million stock options in 2004, primarily under our new broad-based employee stock option plans (see Note 11 of the Notes to the Consolidated Financial Statements).
Market Risks Associated with Financial Instruments
      We have significant market risk exposure related to aircraft fuel prices and interest rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. To manage the volatility relating to these exposures, we periodically enter into derivative transactions pursuant to stated policies (see Note 4 of the Notes to the Consolidated Financial Statements). Management expects adjustments to the fair value of financial instruments accounted for under SFAS 133 to result in ongoing volatility in earnings and shareowners’ deficit.
      The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole or additional actions by management to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.
     Aircraft Fuel Price Risk
      Our results of operations may be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically enter into heating and crude oil derivative contracts to hedge a portion of our projected annual aircraft fuel requirements. Heating and crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of aircraft fuel. We do not enter into fuel hedge contracts for speculative purposes. At December 31, 2004, we had no hedges or contractual arrangements that would reduce our fuel costs below market prices.
      As discussed above in this Item 7, our aircraft fuel expense rose 51%, or $986 million, in 2004 compared to 2003, with approximately $820 million of the increase resulting from higher fuel prices. During 2004, aircraft fuel accounted for 16% of our total operating expenses. Our business plan assumes that in 2005 our aircraft fuel consumption will be approximately 2.7 billion gallons and that our average annual jet fuel price per gallon will be approximately $1.22. Based on these assumptions, a 10% rise in our assumed average annual jet fuel price would increase our aircraft fuel expense by approximately $325 million in 2005.
      For additional information regarding our aircraft fuel price risk management program, see Note 3 of the Notes to the Consolidated Financial Statements.
     Interest Rate Risk
      Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations.
      Market risk associated with our fixed-rate long-term debt is the potential change in fair value resulting from a change in interest rates. A 10% decrease in average annual interest rates would have increased the estimated fair value of our long-term debt by $1.6 billion at December 31, 2004 and $682 million at December 31, 2003. A 10% increase in average annual interest rates would not have had a material impact on our interest expense in 2005. At December 31, 2004, we had no interest rate swaps or contractual arrangements that would reduce our interest expense. For additional information on our long-term debt agreements, see Note 6 of the Notes to the Consolidated Financial Statements.
Glossary of Defined Terms
      ASM — Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.
      Cargo Ton Miles — The total number of tons of cargo transported during a reporting period, multiplied by the total number of miles cargo is flown during that period.
      Cargo Ton Mile Yield — The amount of cargo revenue earned per cargo ton mile during a reporting period.
      CASM — (Operating) Cost per Available Seat Mile. The amount of operating cost incurred per available seat mile during a reporting period. Also referred to as “unit cost.”
      Passenger Load Factor — A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.
      Passenger Mile Yield — The amount of passenger revenue earned per revenue passenger mile during a reporting period.
      RASM — (Operating or Passenger) Revenue per Available Seat Mile. The amount of operating or passenger revenue earned per available seat mile during a reporting period. Passenger RASM is also referred to as “unit revenue.”
      RPM — Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period. Also referred to as traffic.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Information required by this item is set forth in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — Market Risks Associated With Financial Instruments” and in Notes 1 through 4 of the Notes to the Consolidated Financial Statements in this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Reference is made to the Index on page F-1 of the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2004 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control
      During the three months ended December 31, 2004, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.
      Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Delta Air Lines, Inc.:
Atlanta, Georgia
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Delta Air Lines, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company’s ability to continue as a going concern.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 9, 2005

ITEM 9B.	OTHER INFORMATION
      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by this item is set forth under the headings “Corporate Governance Matters,” “Certain Information About Nominees” and “Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our Annual Meeting of Shareowners on May 19, 2005 (“Proxy Statement”), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required by this item is set forth under the headings “Director Compensation,” “Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our Proxy Statement and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information required by this item is set forth under the headings “Beneficial Ownership of Securities” and under “Equity Compensation Plan Information” in our Proxy Statement and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by this item is set forth under the heading “Fees of Independent Auditors for 2004 and 2003” in our Proxy Statement and is incorporated by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     (1), (2). The financial statements required by this item are listed in the Index to Consolidated Financial Statements in this Form 10-K.
         (3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.6 through 10.15 in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2005.

DELTA AIR LINES, INC.

By:	/s/ Gerald Grinstein

Gerald Grinstein
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of March, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

/s/ Gerald Grinstein Gerald Grinstein		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Palumbo Michael J. Palumbo		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Edward H. Budd		Director

* David R. Goode		Director

* Karl J. Krapek		Director

* Paula Rosput Reynolds		Director

* John F. Smith, Jr.		Chairman of the Board

* Joan E. Spero		Director

* Larry D. Thompson		Director

* Kenneth B. Woodrow		Director

*By:	/s/ Michael J. Palumbo Michael J. Palumbo, as Attorney-in-Fact

EXHIBIT INDEX

3.1	Delta’s Certificate of Incorporation (Filed as Exhibit 3.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*
3.2	Delta’s By-Laws (Filed as Exhibit 3 to Delta’s Current Report on Form 8-K as filed on January 27, 2005).*
4.1	Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of New York, as Rights Agent, as amended by Amendment No. 1 thereto dated as of July 22, 1999 (Filed as Exhibit 1 to Delta’s Form 8-A/ A Registration Statement dated November 4, 1996, and Exhibit 3 to Delta’s Amendment No. 1 to Form 8-A/ A Registration Statement dated July 30, 1999).*
4.2	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2003).*
4.3	Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta’s Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta’s Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1989).*
4.4	Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*
4.5	Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta’s Registration Statement on Form S-3 (Registration No. 33-34523)).*
4.6	First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.7 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*
4.7	Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, as Trustee (Filed as Exhibit 4 to Delta’s Registration Statement on Form S-3 (Registration No. 33-40190)).*
4.8	Indenture dated as of December 14, 1999, between Delta and The Bank of New York, as Trustee, relating to $500 million of 7.70% Notes due 2005, $500 million of 7.90% Notes due 2009 and $1 billion of 8.30% Notes due 2029 (Filed as Exhibit 4.2 to Delta’s Registration Statement on Form S-4 (Registration No. 333-94991)).*
4.9	Indenture dated as of June 2, 2003, between Delta and The Bank of New York Trust Company of Florida, N.A., as Trustee, relating to $350 million principal amount of 8.00% Convertible Senior Notes due 2023 (Filed as Exhibit 4.2 to Delta’s Registration Statement on Form S-3 (Registration No. 333-108176)).*
4.10	Indenture dated as of February 6, 2004, between Delta and The Bank of New York Trust Company, N.A., as Trustee, relating to $325 million principal amount of 2 7/8% Convertible Senior Notes due 2024 (Filed as Exhibit 4.2 to Delta’s Registration Statement on Form S-3 (Registration No. 333-115206)).*
Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 2022 between Boeing and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.2	Purchase Agreement No. 2025 between Boeing and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.3	Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between Boeing and Delta (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.4	Aircraft General Terms Agreement between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.5	Credit Agreement dated as of November 30, 2004 among Delta Air Lines, Inc., the Other Credit Parties Signatory thereto, General Electric Capital Corporation and GECC Capital Markets Group, Inc. (Filed as Exhibit 99.1 to Delta’s Current Report on Form 8-K as filed on December 6, 2004).*
10.6(a)	Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta’s Proxy Statement dated September 15, 2000).*
10.6(b)	First Amendment to Delta 2000 Performance Compensation Plan, effective April 25, 2003 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.6(c)	Description of Annual Cash Incentive Program for 2005 (Filed under Item 1.01 on Delta’s Current Report on Form 8-K as filed on March 4, 2005).*
10.7	Forms of Executive Retention Protection Agreements for Executive Officers and Senior Vice Presidents (Filed as Exhibit 10.16 of Delta’s Annual Report on Form 10-K for the year ended June 30, 1997).*
10.8(a)	Agreement dated May 6, 2003, between Delta and the United States of America under Title IV of the Emergency Wartime Supplemental Appropriations Act (Filed as Exhibit 10.2 to Delta’s Form 10-Q for the quarter ended March 31, 2003).*
10.8(b)	Form of Waiver of compensation in connection with Delta’s Agreement with the United States of America under Title IV of the Emergency Wartime Supplemental Appropriations Act of 2003, dated as of July 24, 2003, executed by Leo F. Mullin and Frederick W. Reid (under cover of an executive summary) (Filed as Exhibit 10.5 of Delta’s Form 10-Q for the quarter ended September 30, 2003).*
10.9(a)	2002 Delta Excess Benefit Plan (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.9(b)	2002 Delta Supplemental Excess Benefit Plan (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.9(c)	Form of Excess Benefit Agreement between Delta and its officers (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.9(d)	Form of Non-Qualified Benefit Agreement between Delta and its officers (Filed as Exhibit 10.19 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.10(a)	Delta’s 2002 Retention Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*
10.10(b)	First Amendment to Delta’s 2002 Retention Program between Delta and Vicki B. Escarra (Filed as Exhibit 10.21 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.11	Form of Executive Life Insurance Assignment Agreement (under cover of an executive summary) (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.12	Directors’ Deferred Compensation Plan, as amended (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.13	Directors’ Charitable Award Program (Filed as Exhibit 10 to Delta’s Current Report on Form 8-K as filed on January 27, 2005).*
10.14	Delta’s Non-Employee Directors’ Stock Plan (Filed as Exhibit 4.5 to Delta’s Registration Statement on Form S-8 (Registration No. 33-65391)).*
10.15	Delta’s Non-Employee Directors’ Stock Option Plan, as amended (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2004.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

 *Incorporated by reference.
**Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Delta Air Lines, Inc.
Atlanta, Georgia
      We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareowners’ (deficit) equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations, faces significant liquidity issues, and may need to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      As discussed in Note 1 to the consolidated financial statements, effective, January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 9, 2005

Consolidated Balance Sheets
December 31, 2004 and 2003

ASSETS
(in millions)	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$1,463	$2,170
Short-term investments	336	540
Restricted cash	348	207
Accounts receivable, net of an allowance for uncollectible accounts of $38 at December 31, 2004 and 2003	696	662
Expendable parts and supplies inventories, net of an allowance for obsolescence of $184 at December 31, 2004 and $183 at December 31, 2003	203	202
Deferred income taxes, net	35	293
Prepaid expenses and other	525	476

Total current assets	3,606	4,550

PROPERTY AND EQUIPMENT:
Flight equipment	20,627	21,008
Accumulated depreciation	(6,612)	(6,497)

Flight equipment, net	14,015	14,511

Flight and ground equipment under capital leases	717	463
Accumulated amortization	(364)	(353)

Flight and ground equipment under capital leases, net	353	110

Ground property and equipment	4,805	4,477
Accumulated depreciation	(2,706)	(2,408)

Ground property and equipment, net	2,099	2,069

Advance payments for equipment	89	62

Total property and equipment, net	16,556	16,752

OTHER ASSETS:
Goodwill	227	2,092
Operating rights and other intangibles, net of accumulated amortization of $185 at December 31, 2004, and $179 at December 31, 2003	79	95
Restricted investments for Boston airport terminal project	127	286
Deferred income taxes, net	—	869
Other noncurrent assets	1,206	1,295

Total other assets	1,639	4,637

Total assets	$21,801	$25,939

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
December 31, 2004 and 2003

LIABILITIES AND SHAREOWNERS’ DEFICIT
(in millions, except share data)	2004	2003

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$893	$1,021
Accounts payable, deferred credits and other accrued liabilities	1,560	1,709
Air traffic liability	1,567	1,308
Taxes payable	499	498
Accrued salaries and related benefits	1,151	1,285
Accrued rent	271	336

Total current liabilities	5,941	6,157

NONCURRENT LIABILITIES:
Long-term debt and capital leases	12,507	11,040
Long-term debt issued by Massachusetts Port Authority	498	498
Postretirement benefits	1,771	2,253
Accrued rent	633	701
Pension and related benefits	5,099	4,886
Other	340	204

Total noncurrent liabilities	20,848	19,582

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	376	426
Deferred revenue and other credits	155	158

Total deferred credits	531	584

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 6, 7 and 8)

EMPLOYEE STOCK OWNERSHIP PLAN
PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,417,735 shares issued and outstanding at December 31, 2004, and 5,839,708 shares issued and outstanding at December 31, 2003	390	420
Unearned compensation under employee stock ownership plan	(113)	(145)

Total Employee Stock Ownership Plan Preferred Stock	277	275

SHAREOWNERS’ DEFICIT:
Common stock, $1.50 par value; 450,000,000 authorized; 190,745,445 shares issued at December 31, 2004, and 180,915,087 shares issued at December 31, 2003	286	271
Additional paid-in capital	3,052	3,272
(Accumulated deficit) retained earnings	(4,373)	844
Accumulated other comprehensive loss	(2,358)	(2,338)
Treasury stock at cost, 50,915,002 shares at December 31, 2004, and 57,370,142 shares at December 31, 2003	(2,403)	(2,708)

Total shareowners’ deficit	(5,796)	(659)

Total liabilities and shareowners’ deficit	$21,801	$25,939

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002

(in millions, except per share data)	2004	2003	2002

OPERATING REVENUES:
Passenger:
Mainline	$10,880	$10,393	$10,749
Regional affiliates	2,910	2,629	2,049
Cargo	500	467	458
Other, net	712	598	610

Total operating revenues	15,002	14,087	13,866
OPERATING EXPENSES:
Salaries and related costs	6,338	6,342	6,165
Aircraft fuel	2,924	1,938	1,683
Depreciation and amortization	1,244	1,230	1,164
Contracted services	999	886	1,003
Contract carrier arrangements	932	784	561
Landing fees and other rents	875	858	834
Aircraft maintenance materials and outside repairs	681	630	711
Aircraft rent	716	727	709
Other selling expenses	502	479	539
Passenger commissions	204	211	322
Passenger service	349	325	372
Impairment of intangible assets	1,875	—	—
Restructuring, asset writedowns, pension settlements and related items, net	(41)	268	439
Appropriations Act reimbursements	—	(398)	—
Stabilization Act compensation	—	—	(34)
Other	712	592	707

Total operating expenses	18,310	14,872	15,175

OPERATING LOSS	(3,308)	(785)	(1,309)

OTHER INCOME (EXPENSE):
Interest expense	(824)	(757)	(665)
Interest income	37	36	36
Gain (loss) from sale of investments, net	123	321	(3)
Gain (loss) on extinguishment of debt, net	9	—	(42)
Fair value adjustments of SFAS 133 derivatives	(31)	(9)	(39)
Miscellaneous income, net	2	5	20

Total other expense, net	(684)	(404)	(693)

LOSS BEFORE INCOME TAXES	(3,992)	(1,189)	(2,002)
INCOME TAX (PROVISION) BENEFIT	(1,206)	416	730

NET LOSS	(5,198)	(773)	(1,272)
PREFERRED STOCK DIVIDENDS	(19)	(17)	(15)

NET LOSS ATTRIBUTABLE TO COMMON SHAREOWNERS	$(5,217)	$(790)	$(1,287)

BASIC AND DILUTED LOSS PER SHARE	$(41.07)	$(6.40)	$(10.44)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

(in millions)	2004	2003	2002

Cash Flows From Operating Activities:
Net loss	$(5,198)	$(773)	$(1,272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Asset and other writedowns	1,915	47	287
Depreciation and amortization	1,244	1,230	1,181
Deferred income taxes	1,206	(416)	(411)
Fair value adjustments of SFAS 133 derivatives	31	9	39
Pension, postretirement and postemployment expense (less than) in excess of payments	(121)	532	177
(Gain) loss on extinguishment of debt, net	(9)	—	42
Dividends in excess of (less than) income from equity method investments	—	30	(3)
(Gain) loss from sale of investments, net	(123)	(321)	3
Changes in certain current assets and liabilities:
Decrease (increase) in short-term investments, net	204	(311)	(60)
(Increase) decrease in receivables	(27)	317	(243)
Increase in current restricted cash	(141)	(73)	(134)
Increase in prepaid expenses and other current assets	(151)	(90)	(35)
Increase in air traffic liability	259	38	46
(Decrease) increase in other payables, deferred credits and accrued liabilities	(233)	(276)	600
Other, net	21	199	8

Net cash (used in) provided by operating activities	(1,123)	142	225
Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(373)	(382)	(922)
Ground property and equipment, including technology	(387)	(362)	(364)
Decrease in restricted investments related to the Boston airport terminal project	159	131	58
Proceeds from sales of flight equipment	234	15	100
Proceeds from sales of investments	146	325	24
Other, net	1	13	(5)

Net cash used in investing activities	(220)	(260)	(1,109)
Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,452)	(802)	(1,113)
Issuance of long-term obligations	2,123	1,774	2,554
Payments on notes payable	—	—	(765)
Make-whole payments on extinguishment of ESOP Notes	—	(15)	(42)
Payment on termination of accounts receivable securitization	—	(250)	—
Cash dividends	—	(19)	(39)
Other, net	(35)	(140)	(12)

Net cash provided by financing activities	636	548	583
Net (Decrease) Increase In Cash and Cash Equivalents	(707)	430	(301)
Cash and cash equivalents at beginning of year	2,170	1,740	2,041

Cash and cash equivalents at end of year	$1,463	$2,170	$1,740

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$768	$715	$569
Income taxes	$—	$(402)	$(649)
Non-cash transactions:
Aircraft delivered under seller-financing	$314	$718	$705
Dividends payable on ESOP preferred stock	$22	$13	$—
Aircraft capital leases from sale and leaseback transactions	$—	$—	$52
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareowners’ (Deficit) Equity
For the years ended December 31, 2004, 2003 and 2002

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive	Treasury
(in millions, except share data)	Stock	Capital	Deficit)	Income (Loss)	Stock	Total

Balance at December 31, 2001	$271	$3,267	$2,930	$25	$(2,724)	$3,769

Comprehensive loss:
Net loss	—	—	(1,272)	—	—	(1,272)
Other comprehensive loss	—	—	—	(1,587)	—	(1,587)

Total comprehensive loss (See Note 12)						(2,859)
Dividends on common stock ($0.10 per share)	—	—	(12)	—	—	(12)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(15)	—	—	(15)
Issuance of 13,017 shares of common stock under equity plans and stock options ($15.70 per share (1))	—	—	—	—	—	—
Forfeitures of 82,878 shares of common to Treasury under stock incentive plan ($27.31 per share(1))	—	—	—	—	(2)	(2)
Transfer of 183,400 shares of common from Treasury under stock incentive plan ($47.11 per share(1))	—	(5)	—	—	8	3
Other	—	1	8	—	—	9

Balance at December 31, 2002	271	3,263	1,639	(1,562)	(2,718)	893

Comprehensive loss:
Net loss	—	—	(773)	—	—	(773)
Other comprehensive loss	—	—	—	(776)	—	(776)

Total comprehensive loss (See Note 12)						(1,549)
SAB 51 gain related to Orbitz, net of tax (See Note 16)	—	18	—	—	—	18
Dividends on common stock ($0.05 per share)	—	—	(5)	—	—	(5)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(17)	—	—	(17)
Issuance of 11,715 shares of common stock under equity plans ($30.64 per share(1))	—	—	—	—	—	—
Forfeitures of 44,100 shares of common to Treasury under stock incentive plan ($11.97 per share(1))	—	—	—	—	—	—
Transfer of 144,874 shares of common from Treasury under stock incentive plan and other equity plans ($47.22 per share(1))	—	(6)	—	—	7	1
Transfer of 73,252 shares of common from Treasury under ESOP ($47.20 per share(1))	—	(3)	—	—	3	—

Balance at December 31, 2003	271	3,272	844	(2,338)	(2,708)	(659)

Comprehensive loss:
Net loss	—	—	(5,198)	—	—	(5,198)
Other comprehensive loss	—	—	—	(20)	—	(20)

Total comprehensive loss (See Note 12)						(5,218)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(19)	—	—	(19)
Forfeitures of 4,125 shares of common to Treasury under stock incentive plan ($4.59 per share(1))	—	—	—	—	—	—
Transfer of 113,672 shares of common from Treasury under stock incentive and other equity plans ($47.20 per share)	—	(5)	—	—	5	—
Transfer of 6,330,551 shares of common from Treasury under ESOP ($47.20 per share(1))	—	(266)	—	—	299	33
Issuance of 9,842,778 shares of common stock related to Delta’s transformation plan ($6.98 per share) (see Notes 1, 6 and 7)	15	53	—	—	—	68
Other	—	(2)	—	—	1	(1)

Balance at December 31, 2004	$286	$3,052	$(4,373)	$(2,358)	$(2,403)	$(5,796)

(1)	Average price per share
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation
      Delta Air Lines, Inc. (a Delaware corporation) is a major air carrier that provides air transportation for passengers and cargo throughout the U.S. and around the world. Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries, including Atlantic Southeast Airlines, Inc. (“ASA”) and Comair, Inc. (“Comair”), collectively referred to as Delta. We have eliminated all material intercompany transactions in our Consolidated Financial Statements.
      We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. During 2004, 2003 and 2002, we did not control any company in which we had an ownership interest of 50% or less.
      These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis.
      Effective December 31, 2004, we reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments on our Consolidated Balance Sheets for all periods presented. The cash flows related to these investments are presented as operating activities in our Consolidated Statements of Cash Flows for all periods presented. For additional information about our short-term investments, see “Short-Term Investments” in this Note.
      We have reclassified certain other prior period amounts in our Consolidated Financial Statements to be consistent with the current period presentation. The effect of these reclassifications is not material.

Business Environment

Financial Results
      Our financial performance continued to deteriorate during 2004, the fourth consecutive year we reported substantial losses. Our consolidated net loss of $5.2 billion in 2004 reflects a net charge of $2.9 billion (which is discussed in Notes 5, 9, 14 and 16), a significant decline in passenger mile yield, historically high aircraft fuel prices and other cost pressures. Our unrestricted cash and cash equivalents and short-term investments were $1.8 billion at December 31, 2004, down from $2.7 billion at December 31, 2003. These results underscore the urgent need to make fundamental changes in the way we do business.
      In light of our significant losses and the decline in our cash and cash equivalents and short-term investments, we are making permanent structural changes which are intended to appropriately align our cost structure with the revenue we can generate in this business environment and to enable us to compete with low-cost carriers.

Our Transformation Plan
      In 2002, we began our profit improvement program, which had a goal of reducing our unit costs and increasing our revenues. We made significant progress under this program, but increases in aircraft fuel prices and pension and related expense, and declining domestic passenger mile yields, have offset a large portion of these benefits. Accordingly, we will need substantial further reductions in our cost structure to achieve viability.
      At the end of 2003, we began a strategic reassessment of our business. The goal of this project was to develop and implement a comprehensive and competitive business strategy that addresses the airline industry environment and positions us to achieve long-term success. As part of this project, we evaluated the appropriate cost reduction targets and the actions we should take to seek to achieve these targets.
      In September 2004, we outlined key elements of our transformation plan, which are intended to deliver approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002) while also improving the service we provide to our customers. Elements of the transformation plan include (1) non-pilot operational improvements, (2) pilot cost reductions and (3) other benefits. By the end of 2004, we achieved approximately

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2.3 billion of the $5 billion in targeted benefits under our profit improvement program. We have identified, and begun implementation of, key initiatives to obtain the remaining $2.7 billion in targeted benefits, which we believe we are on track to achieve by the end of 2006.

Non-Pilot Operational Improvements
      Non-pilot operational improvements are targeted to achieve approximately $1.6 billion in benefits by the end of 2006. These initiatives consist of (1) technology and productivity enhancements, including the elimination of 6,000 to 7,000 non-pilot jobs; (2) non-pilot pay and benefit savings, including an across-the-board 10% pay reduction for executives and supervisory, administrative, and frontline employees that was effective January 1, 2005, increases to the shared cost of healthcare coverage, the elimination of a healthcare coverage subsidy for non-pilot employees who retire after January 1, 2006 and reduced vacation time; (3) dehubbing of our Dallas/ Ft. Worth operations and redeploying aircraft from that market to grow our hub operations in Atlanta, Cincinnati and Salt Lake City; and (4) redesigning our primary hub at Atlanta’s Hartsfield-Jackson International Airport from a banked to a continuous hub and then expanding this concept to our other hubs.
      We recorded significant gains and charges in 2004 in connection with some of our non-pilot operational initiatives. These gains and charges include (1) a $527 million gain related to the elimination of the healthcare coverage subsidy for non-pilot employees who retire after January 1, 2006, and (2) a $194 million charge related to voluntary and involuntary workforce reduction programs. See Note 14 for additional information about these gains and charges.
      We will record additional charges relating to our non-pilot operational initiatives and pilot cost reductions, including charges related to certain facility closures and employee items, but we are not able to reasonably estimate the amount or timing of any such charges, including the amounts of such charges that may result in future cash expenditures, at this time. The targeted benefits under our transformation plan do not reflect any gains or charges described in this or the preceding paragraph.

Pilot Cost Reductions
      Our pilot cost structure was significantly higher than that of our competitors and needed to be reduced in order for us to compete effectively. On November 11, 2004, we and our pilots union entered into an agreement that will provide us with $1 billion in long-term, annual cost savings through a combination of changes in wages, pension and other benefits and work rules. The agreement (1) includes a 32.5% reduction to base pay rates on December 1, 2004; (2) does not include any scheduled increases in base pay rates; and (3) includes benefit changes such as a 16% reduction in vacation pay, increased cost sharing for active pilot and retiree medical benefits, the amendment of the defined benefit pension plan to stop service accrual as of December 31, 2004, and the establishment of a defined contribution pension plan as of January 1, 2005. The agreement also states certain limitations on our ability to seek to modify it if we file for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The agreement becomes amendable on December 31, 2009.

Other Benefits
      Our transformation plan also targets other benefits through concessions from aircraft lessors, creditors and other vendors. During the December 2004 quarter, we entered into agreements with aircraft lessors and lenders under which we expect to receive average annual cash savings of approximately $57 million between 2005 and 2009, which will also result in some cost reductions. We also reached agreements with approximately 115 suppliers under which we expect to realize average annual benefits of approximately $46 million during 2005, 2006 and 2007.

SimpliFarestm
      In January 2005, we announced the expansion of our SimpliFares initiative within the 48 contiguous United States. An important part of our transformation plan, SimpliFares is a fundamental change in our pricing structure which is intended to better meet customer needs; to simplify our business; and to assist us in achieving

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a lower cost structure. Under SimpliFares, we lowered unrestricted fares on some routes by as much as 50%; reduced the number of fare categories; implemented a fare cap; and eliminated the Saturday-night stay requirement that existed for certain fares. While SimpliFares is expected to have a negative impact on our operating results for some period, we believe it will provide net benefits to us over the longer term by stimulating traffic; improving productivity by simplifying our product; and increasing customer usage of delta.com, our lowest cost distribution channel.

Liquidity
      Due to the difficult revenue environment, historically high fuel prices and other cost pressures, we borrowed $2.4 billion in 2004 to fund daily operations and capital requirements, repay debt obligations and increase our liquidity. These borrowings included $830 million that we obtained during the December 2004 quarter under our financing agreements with GE Commercial Finance and American Express Travel Related Services Company, Inc. (“Amex”). These new financing agreements are essential elements of our ongoing restructuring efforts. Our borrowings under these agreements are secured by substantially all of our assets that were unencumbered immediately prior to the consummation of those agreements. During 2004, we also deferred to later years certain debt obligations that were due in 2004, 2005 and 2006. See Note 6 for additional information about our financing agreements with GE Commercial Finance and Amex, as well as our deferrals of debt during 2004.
      At December 31, 2004, we had cash and cash equivalents, and short-term investments totaling $1.8 billion. In March 2005, we borrowed the final installment of $250 million under our financing agreement with Amex. We have commitments from a third party to finance on a long-term secured basis our purchase of 32 regional jet aircraft to be delivered to us in 2005 (“Regional Jet Credit Facility”) (see Note 6). We have no other undrawn lines of credit.
      We have significant obligations and commitments due in 2005 and thereafter. Our obligations due in 2005 include approximately (1) $1.1 billion in operating lease payments; (2) $1.0 billion in interest payments, which may vary as interest rates change on our $5 billion principal amount of variable rate debt; (3) $835 million in debt maturities, approximately $630 million of which we expect will be cash payments (see Note 6); and (4) $450 million of estimated funding for our defined benefit pension and defined contribution plans. Absent the enactment of new federal legislation which reduces our pension funding obligations during the next several years, our annual pension funding obligations for each of 2006 through 2009 will be significantly higher than in 2005 and could have a material adverse impact on our liquidity.
      During 2005, we expect capital expenditures to be approximately $1.0 billion. This covers approximately $540 million for aircraft expenditures, which includes $520 million to purchase 32 regional jets which we intend to finance under the Regional Jet Credit Facility. Our anticipated capital expenditures for 2005 also include approximately $215 million for aircraft parts and modifications, and approximately $285 million for non-fleet capital expenditures.
      As discussed above, we do not expect to achieve the full $5 billion in targeted benefits under our transformation plan until the end of 2006. As we transition to a lower cost structure, we continue to face significant challenges due to low passenger mile yields, historically high fuel prices and other cost pressures related to interest expense and pension and related expense. Accordingly, we believe that we will record a substantial net loss in 2005, and that our cash flows from operations will not be sufficient to meet all of our liquidity needs for that period.
      We currently expect to meet our liquidity needs for 2005 from cash flows from operations, our available cash and cash equivalents and short-term investments, the Regional Jet Credit Facility, and the final $250 million borrowing under our financing agreement with Amex. Because substantially all of our assets are encumbered and our credit ratings are low, we do not expect to be able to obtain any material amount of additional debt financing. Unless we are able to sell assets or access the capital markets by issuing equity or convertible debt securities, we expect that our cash and cash equivalents and short-term investments will be substantially lower at December 31, 2005 than at the end of 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our financing agreements with GE Commercial Finance and Amex include covenants that impose substantial restrictions on our financial and business operations, including covenants that require us (1) to maintain specified levels of cash and cash equivalents and (2) to achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined). Although under our business plan we expect to be in compliance with these covenants in 2005, we do not expect to exceed either of the required levels by a significant margin. Accordingly, if any of the assumptions underlying our business plan proves to be incorrect, we might not be in compliance with these covenants, which could result in the outstanding borrowings under these agreements becoming immediately due and payable (unless the lenders waive these covenant violations). If this were to occur, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. See Note 6 for additional information about our financing transactions.
      Many of the material assumptions underlying our business plan are not within our control. These assumptions include that (1) we achieve in 2005 all the benefits of our transformation plan targeted to be achieved in that year and (2) the average annual jet fuel price per gallon in 2005 is approximately $1.22 (with each 1¢ increase in the average annual jet fuel price per gallon increasing our liquidity needs by approximately $25 million per year, unless we are successful in offsetting some or all of this increase through fare increases or additional cost reduction initiatives). Our business plan also includes significant assumptions about passenger mile yield (which we expect to be lower in 2005 as compared to 2004), interest rates, our ability to generate incremental revenues, our pension funding obligations and credit card processor holdbacks (our current Visa/Mastercard processing contract expires in August 2005).
      If the assumptions underlying our business plan prove to be incorrect in any material adverse respect and we are unable to sell assets or access the capital markets, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.
      The matters discussed under “Business Environment” in this Note raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates
      We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). It requires that the compensation cost of share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. This statement is effective for us beginning July 1, 2005. We are evaluating the impact of SFAS 123R, including the transition options for adoption of this standard, on our 2005 Consolidated Financial Statements. This impact may be material as we issued approximately 71 million stock options in 2004, primarily under our new broad-based employee stock option plans (see Note 11).
      In January 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). Beginning in 2006, the Medicare Prescription Drug, Improvement and Modernization Act

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of 2003 (“Medicare Act”) introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare. We have determined that the federal subsidy to be provided under the Medicare Act will not have an impact on our postretirement benefit plans. We believe, however, that the new prescription drug benefit that will be provided under Medicare will reduce our future claims costs under our postretirement benefit plans. See Note 10 for additional information about the impact of FSP 106-1.
      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). This EITF requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share. See Note 17 for additional information about the impact of EITF 04-08 on our Consolidated Financial Statements.
      During 2003, we adopted the following accounting standards:

•	SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132R”) (see Note 10 for disclosures required under SFAS 132R).

•	EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease”.

•	SFAS No. 143, “Accounting for Asset Retirement Obligations;” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities;” SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;” and FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”
      Our adoption of these standards did not have a material impact on our Consolidated Financial Statements.
      During 2002, we adopted the following accounting standards:

•	SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (see our goodwill and other intangible assets policy and related information in this Note and in Note 5, respectively).

•	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (see our long-lived assets policy in this Note).

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (see Note 6 for additional information).

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 impacts the timing of the recognition of liabilities related to future exit or disposal activities.

•	SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123” (“SFAS 148”) (see our stock-based compensation policy in this Note).

•	FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) (see Note 8 for our disclosures required under FIN 45).

Cash and Cash Equivalents
      We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue which have not been presented for payment are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. These amounts totaled $63 million and $129 million at December 31, 2004 and 2003, respectively.

Short-Term Investments
      Our short-term investments at December 31, 2004 and 2003 were auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we account for these investments as trading securities. For additional information about trading securities, see “Investments in Debt and Equity Securities” in this Note.

Restricted Assets
      We have restricted cash, which primarily relates to cash held as collateral to support certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $348 million and $207 million at December 31, 2004 and 2003, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheet totaled $2 million and $28 million at December 31, 2004 and 2003, respectively.
      We have restricted investments for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport (see Note 6 for additional information about this project). Restricted investments included in other assets on our Consolidated Balance Sheets totaled $127 million and $286 million at December 31, 2004 and 2003, respectively.

Derivative Financial Instruments
      We account for derivative financial instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These derivative instruments include fuel hedge contracts, interest rate swap agreements and equity warrants and other similar rights in certain companies (see Note 4).

Fuel Hedge Contracts
      Our fuel hedge contracts qualified for hedge accounting as cash flow hedges under SFAS 133. For these types of hedges, we record the fair value of our fuel hedge contracts on our Consolidated Balance Sheets and regularly adjust the balances to reflect changes in the fair values of those contracts.
      Effective gains or losses related to the fair value adjustments of fuel hedge contracts are recorded in shareowners’ (deficit) equity as a component of accumulated other comprehensive income (loss). These gains or losses are recognized in aircraft fuel expense when the related aircraft fuel purchases being hedged are consumed. However, to the extent that the change in fair value of a fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel being hedged, the ineffective portion of the hedge is immediately recognized as a fair value adjustment of SFAS 133 derivatives in other income (expense) on our Consolidated Statements of Operations. In calculating the ineffective portion of a fuel hedge contract, we include all changes in the fair value attributable to the time value component and recognize the amount in other income (expense) during the life of the contract.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Warrants and Other Similar Rights
      We record our equity warrants and other similar rights in certain companies at fair value at the date of acquisition in other noncurrent assets on our Consolidated Balance Sheets. In accordance with SFAS 133, we regularly adjust our Consolidated Balance Sheets to reflect the changes in the fair values of the equity warrants and other similar rights, and recognize the related gains or losses as fair value adjustments of SFAS 133 derivatives in other income (expense) on our Consolidated Statements of Operations.

Revenue Recognition

Passenger Revenues
      We record sales of passenger tickets as air traffic liability on our Consolidated Balance Sheets. Passenger revenues are recognized when we provide the transportation, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period in which the evaluations are completed.
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

Other, net
      Other, net revenue includes revenue from codeshare agreements with certain other airlines. Under these agreements, we sell seats on these airlines’ flights and they sell seats on our flights, with each airline separately marketing its respective seats. The revenue from our sale of codeshare seats on other airlines, and the direct costs incurred in marketing those seats, are recorded in other, net in operating revenues on our Consolidated Statements of Operations. Our revenue from other airlines’ sale of codeshare seats on our flights is recorded in passenger revenue on our Consolidated Statements of Operations.

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

Estimated
Asset Classification	Useful Life

Owned flight equipment	15-25 years
Flight and ground equipment under capital lease	Lease Term
Ground property and equipment	3-10 years

      In accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. For long-lived assets held for sale, we record

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets once they are classified as held for sale.
      To determine impairments for aircraft used in operations, we group assets at the fleet type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of passenger yield, fuel costs, labor costs and other relevant factors in the markets in which these aircraft operate. If an impairment occurs, the amount of the impairment loss recognized is the amount by which the carrying amount of the aircraft exceeds the estimated fair value. Aircraft fair values are estimated by management using published sources, appraisals and bids received from third parties, as available. See Note 14 for additional information about asset impairments.

Goodwill and Intangible Assets
      In accordance with SFAS 142, we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is December 31. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. Our leasehold and operating rights have definite useful lives and are amortized over their respective lease terms, which range from nine to 19 years.
      In evaluating goodwill for impairment, we first compare the fair value to the carrying value of each of our three reporting units which have assigned goodwill: Mainline, ASA and Comair. We estimate the fair value of each reporting unit primarily by considering its projected future cash flows. If a reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, a reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.
      We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.
      See Note 5 for additional information about the goodwill and intangible assets impairment charges recorded during 2004.

Interest Capitalized
      We capitalize interest on advance payments for the acquisition of new aircraft and on construction of ground facilities as an additional cost of the related assets. Interest is capitalized at our weighted average interest rate on long-term debt or, if applicable, the interest rate related to specific asset financings. Interest capitalization ends when the equipment or facility is ready for service or its intended use. Capitalized interest totaled $10 million, $12 million and $15 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Equity Method Investments
      We use the equity method to account for our investment in a company when we have significant influence but not control over the company’s operations. Under the equity method, we initially record our investment at cost and then adjust the carrying value of the investment to recognize our proportional share of the company’s net income (loss). In addition, dividends received from the company reduce the carrying value of our investment.
      In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), we record SAB 51 gains (losses) as a component of shareowners’ deficit on our Consolidated Balance Sheets (see Note 16).

Income Taxes
      In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we account for deferred income taxes under the liability method. Under this method, we recognize deferred tax assets and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes on our Consolidated Balance Sheets (see Note 9).
      Our income tax provisions are based on calculations and assumptions that will be subject to examination by the Internal Revenue Service and other tax authorities. We do not record tax benefits for any positions unless we believe they are probable of being sustained under such examinations. We regularly assess the potential outcomes of these examinations, which we believe will not have a material effect on our Consolidated Financial Statements, in determining the adequacy of our accruals for income taxes. Should the actual results differ from our estimates, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Investments in Debt and Equity Securities
      In accordance with SFAS 115, we record our investments classified as available-for-sale securities at fair value in other noncurrent assets on our Consolidated Balance Sheets. Any change in the fair value of these securities is recorded in accumulated other comprehensive income (loss), unless such change is a decline in value that is deemed to be other than temporary (see Note 2).
      We record our investments classified as trading securities at fair value in current assets on our Consolidated Balance Sheets and recognize changes in the fair value of these securities in other income (expense) on our Consolidated Statements of Operations (see Note 16).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $148 million, $135 million and $130 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Commissions
      We record passenger commissions in prepaid expenses and other on our Consolidated Balance Sheets when the related passenger tickets are sold. Passenger commissions are recognized in operating expenses on our Consolidated Statements of Operations when the transportation is provided and the related revenue is recognized.

Foreign Currency Remeasurement
      We remeasure assets and liabilities denominated in foreign currencies using exchange rates in effect on the balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are measured using average exchange rates for each of the periods presented. We recognize the resulting foreign exchange gains (losses) as a component of miscellaneous income (expense) on our Consolidated Statements of Operations. These gains (losses) are immaterial for all periods presented.

Stock-Based Compensation
      We account for our stock-based compensation plans under the intrinsic value method in accordance with APB 25 and related interpretations (see Note 11 for additional information about our stock-based compensation plans). No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.
      The estimated fair values of stock options granted during the years ended December 31, 2004, 2003 and 2002 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of a stock option granted in the periods presented:

	Stock Options Granted

Assumption	2004	2003	2002

Risk-free interest rate	3.1%	2.2%	4.4%
Average expected life of stock options (in years)	3.2	2.9	6.7
Expected volatility of common stock	68.8%	66.4%	38.9%
Expected annual dividends on common stock	$—	$—	$0.10
Weighted average fair value of a stock option granted	$3	$5	$9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows what our net loss and loss per share would have been for the years ended December 31, 2004, 2003 and 2002 had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, as amended by SFAS 148, using the assumptions in the table above:

(in millions, except per share data)	2004	2003	2002

Net loss:
As reported	$(5,198)	$(773)	$(1,272)
Deduct: total stock option compensation expense determined under the fair value based method, net of tax(1)	(38)	(33)	(47)

As adjusted for the fair value method under SFAS 123	$(5,236)	$(806)	$(1,319)

Basic and diluted loss per share:
As reported	$(41.07)	$(6.40)	$(10.44)
As adjusted for the fair value method under SFAS 123	$(41.36)	$(6.66)	$(10.82)

(1)	These amounts are shown net of tax for 2003 and 2002. There is no tax effect in 2004 because we discontinued recording tax benefits for losses in 2004.
     In accordance with SFAS 123R, beginning July 1, 2005, we will recognize compensation expense for all stock-based compensation, including stock options. We are evaluating the impact, which may be material, of SFAS 123R on our 2005 Consolidated Financial Statements. For additional information about SFAS 123R, see “New Accounting Standards” in this Note.

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

Republic Airways Holdings, Inc. and Affiliates (“Republic Holdings”)
      We have contract carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”) and Republic Airline, Inc. (“Republic Airline”), regional air carriers that are subsidiaries of Republic Holdings (see Note 8). As part of these agreements, we received warrants to purchase Republic Holdings common stock.
      At December 31, 2004 and 2003, our investment in Republic Holdings consisted of the following:

			Number of
			Underlying
			Common Shares		Carrying Values
	Expiration	Exercise Price Per
(in millions)(1)(2)	Date	Common Share	2004	2003	2004	2003

2002 Warrant	June 2012	$12.50	0.8	1.5	$6	$10
2003 Warrant (February)	February 2013	$13.00	0.4	0.7	3	5
2003 Warrant (October)	October 2013	$12.35	0.2	0.3	1	3
2004 Warrant (March)	March 2014	$12.35	0.3	—	2	—
2004 Warrant (December)	December 2014	$11.60	1.0	—	8	—
IPO Warrant	May 2014	$12.35	0.8	—	6	—

Total			3.5	2.5	$26	$18

(1)	Except per share data.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	These warrants and the underlying shares of Republic Holdings common stock are not registered under the Securities Act of 1933; however, we have certain demand and piggyback registration rights relating to the underlying shares of common stock.
     These warrants are recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets. In accordance with SFAS 133, any changes in fair value are recorded in other income (expense) on our Consolidated Statement of Operations.
      These warrants were recorded at their fair values on the date received and the fair values are primarily being recognized on a straight-line basis over an approximately five year period in our Consolidated Statement of Operations. For the years ended December 31, 2004, 2003 and 2002, the gains (losses) recorded from our investment in Republic Holdings were not material to our Consolidated Statements of Operations.
      In December 2004, we and Republic Holdings amended our contract carrier agreement with Chautauqua and the agreements covering the 2002 Warrant, the 2003 Warrants, the 2004 Warrant (March) and the IPO Warrant (“Pre-existing Warrants”) (1) to remove seven aircraft that Chautauqua would have operated for us beginning in 2005; (2) to extend the term of and to reduce our cost under the contract carrier agreement; and (3) to relinquish our right to purchase 45% of the shares of Republic Holdings common stock underlying each of the Pre-existing Warrants.
      In January 2005, we also entered into a new contract carrier agreement with Republic Airline under which that carrier will operate 16 aircraft for us beginning in July 2005. In December 2004, we received the 2004 Warrant (December) in anticipation of, and conditioned upon, entering into this agreement.
      See Note 8 for additional information about our contract carrier contracts with Chautauqua and Republic Airline.

priceline.com Incorporated (“priceline”)
      We are party to an agreement with priceline under which we (1) provide ticket inventory that may be sold through priceline’s Internet-based e-commerce system and (2) received certain equity interests in priceline. We are required to provide priceline access to unpublished fares.
      At December 31, 2004 and 2003, our investment in priceline consisted of the following:

	Number of Shares(2)		Carrying Values

(in millions)(1)	2004	2003	2004	2003

Series B Preferred Stock(3)	13,469	13,469	$13	$13
2001 Warrant(4)	0.8	0.8	10	7
1999 Warrant(5)	—	0.8	—	3

Total			$23	$23

(1)	Except shares of Series B Preferred Stock.
(2)	We have certain registration rights relating to shares of priceline common stock we receive as dividends on the Series B Preferred Stock, or acquire from the exercise of the 1999 Warrant or the 2001 Warrant.
(3)	The Series B Preferred Stock is classified as an available-for-sale security under SFAS 115 and is recorded at face value, which approximates fair value, in other noncurrent assets on our Consolidated Balance Sheets. The Series B Preferred Stock, among other things, (1) bears an annual dividend per share of approximately six shares of priceline common stock and (2) is subject to mandatory redemption in February 2007 at $1,000 per share plus any dividends accrued or accumulated but not yet paid.
(4)	The 2001 Warrant is recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets. In accordance with SFAS 133, any changes in fair value are recorded in other income (expense) on our Consolidated Statements of Operations. This warrant expires in February 2007 and has an exercise price of $17.81.
(5)	The 1999 Warrant is recorded at fair value in other noncurrent assets on our 2003 Consolidated Balance Sheet. In accordance with SFAS 133, any changes in fair value were recorded in other income (expense) on our Consolidated Statements of Operations in accordance with SFAS 133. This warrant expired in November 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the years ended December 31, 2004, 2003 and 2002, the gains (losses) recorded from our investment in priceline were not material to our Consolidated Statements of Operations.
      See Note 1 for additional information about our accounting policy for investments in equity securities and derivative financial instruments.

Note 3.	Risk Management

Aircraft Fuel Price Risk
      Our results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically purchase options and other similar derivative instruments and enter into forward contracts for the purchase of fuel. These contracts may have maturities of up to 36 months. We may hedge up to 80% of our expected fuel requirements on a 12-month rolling basis. We do not enter into fuel hedge contracts for speculative purposes. See Note 4 for additional information about our fuel hedge contracts. We did not have any fuel hedge contracts at December 31, 2004.

Interest Rate Risk
      Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations, cash portfolio, workers’ compensation obligations and pension, postemployment and postretirement benefits.
      Market risk associated with our long-term debt relates to the potential change in fair value of our fixed rate debt from a change in interest rates as well as the potential increase in interest expense on variable rate debt. At December 31, 2004 and 2003, approximately 39% and 34%, respectively, of our total debt had a variable interest rate.
      Market risk associated with our cash portfolio relates to the potential change in interest income from a decrease in interest rates. Workers’ compensation obligation risk relates to the potential changes in our future obligations and expenses from a change in interest rates. Pension, postemployment and postretirement benefits risk relates to the potential changes in our benefit obligations, funding and expenses from a change in interest rates (see Note 10).
      From time to time, we may enter into interest rate swap agreements, provided that the notional amount of these transactions does not exceed 50% of our long-term debt. We do not enter into interest rate swap agreements for speculative purposes. We did not have any interest rate swap agreements at December 31, 2004 and 2003.

Foreign Currency Exchange Risk
      We are subject to foreign currency exchange risk because we have revenues and expenses denominated in foreign currencies, primarily the euro, the British pound and the Canadian dollar. To manage exchange rate risk, we attempt to execute both our international revenue and expense transactions in the same foreign currency, to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts with maturities of up to 12 months. We do not enter into foreign currency hedge contracts for speculative purposes. We did not have any foreign currency hedge contracts at December 31, 2004 and 2003.

Credit Risk
      To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency exchange risk management programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty under defined guidelines. We also monitor the market position of these programs and our relative market position with each counterparty. The credit exposure related to these programs was not significant at December 31, 2004 and 2003.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      SFAS 133, as amended, requires us to record all derivative instruments on our Consolidated Balance Sheets at fair value and to recognize certain changes in these fair values in our Consolidated Statements of Operations. SFAS 133 impacts the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in certain companies.
      The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

	Income (Expense)

	For the Years Ended
	December 31,

(in millions)	2004	2003	2002

Change in time value of fuel hedge contracts	$(18)	$(75)	$(23)
Ineffective portion of fuel hedge contracts	(10)	58	13
Fair value adjustment of equity rights	(3)	8	(29)

Fair value adjustments of SFAS 133 derivatives(1)	$(31)	$(9)	$(39)

(1)	Fair value adjustments of SFAS 133 derivatives, net of tax, for 2003 and 2002 were $(6) million and $(25) million, respectively. There is no tax effect in 2004 because we discontinued recording tax benefits for losses in 2004.

Fuel Hedging Program
      Because there is not a readily available market for derivatives in aircraft fuel, we periodically use heating and crude oil derivative contracts to manage our exposure to changes in aircraft fuel prices. Changes in the fair value of these contracts (fuel hedge contracts) are highly effective at offsetting changes in aircraft fuel prices.
      In February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates. As a result of these transactions, we received proceeds of $83 million, which represented the fair value of these contracts at the date of settlement. In accordance with SFAS 133, we recorded effective gains of $82 million in accumulated other comprehensive loss when the related fuel purchases which were being hedged were consumed during 2004. The time value component of these contracts and the ineffective portion of the hedges at the date of settlement resulted in an approximately $10 million charge, net of tax. This charge was recorded in fair value adjustments of SFAS 133 derivatives on our Consolidated Statements of Operations.
      At December 31, 2003, our fuel hedge contracts had a fair value of $97 million, which was recorded in prepaid expenses and other, with unrealized effective gains of $34 million, net of tax, recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet. We did not have any fuel hedge contracts at December 31, 2004. See Note 1 for information about our accounting policy for fuel hedge contracts.

Equity Warrants and Other Similar Rights
      We own equity warrants and other similar rights in certain companies, primarily Republic Holdings and priceline. The fair value of these rights was $37 million and $30 million at December 31, 2004 and 2003, respectively. See Notes 1 and 2 for information about our accounting policy for and ownership of these rights, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Other Intangible Assets
      The following table includes the components of goodwill at December 31, 2004, 2003 and 2002, and the activity during 2004:

	Reporting Unit

(in millions)	Mainline	ASA	Comair	Total

Balance at December 31, 2003, 2002 and 2001	$227	$498	$1,367	$2,092
Impairment charge	—	(498)	(1,367)	(1,865)

Balance at December 31, 2004	$227	$—	$—	$227

      We performed our annual goodwill impairment test as of December 31, 2004. As a result of this test, we recorded a charge totaling $1.9 billion in impairment of intangible assets on our 2004 Consolidated Statement of Operations.
      During the December 2004 quarter, we re-evaluated the estimated fair values of our reporting units in light of the implementation of initiatives as a result of our strategic reassessment and the completion of our new long-range cash flow plans. These initiatives and plans reflect, among other things, (1) the strategic role of ASA and Comair in our business; (2) the projected impact of Simplifares on the revenues of each of our reporting units; and (3) an expectation of the continuation of historically high fuel prices. These factors had a substantial negative impact on the impairment test results for ASA and Comair. Our goodwill impairment test for Mainline as of December 31, 2004 resulted in no impairment because (1) our $5 billion in targeted benefits under our transformation plan provides significant benefits to Mainline; (2) we achieved substantial cost reductions, which are included in the $5 billion in targeted benefits, under our new Mainline pilot contract which was ratified in November 2004; and (3) Mainline has a low carrying value. Our previous impairment tests of goodwill for all reporting units resulted in no impairment.
      The following table presents information about our intangible assets, other than goodwill, at December 31:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets:
Leasehold and operating rights	$125	$(99)	$125	$(92)
Other	3	(2)	3	(2)

Total	$128	$(101)	$128	$(94)

	Net	Net
	Carrying	Carrying
(in millions)	Amount	Amount

Indefinite-lived intangible assets:
International routes	$51	$60
Other	1	1

Total	$52	$61

      We recorded an impairment charge totaling approximately $9 million for certain of our international routes at December 31, 2004 as a result of a decision not to utilize these routes for the foreseeable future. This charge is recorded in impairment of intangible assets on our 2004 Consolidated Statement of Operations. Our previous impairment tests of indefinite-lived intangible assets resulted in no impairment.
      See Note 1 for additional information about our accounting policy for goodwill and other intangible assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Debt
      The following table summarizes our debt at December 31, 2004 and 2003:

(dollars in millions)	2004	2003

Secured(1)
Series 2000-1 Enhanced Equipment Trust Certificates
7.38% Class A-1 due in installments from 2005 to May 18, 2010	$208	$241
7.57% Class A-2 due November 18, 2010	738	738
7.92% Class B due November 18, 2010	182	182
7.78% Class C due November 18, 2005	74	239
9.11% Class D due November 18, 2005(12)	176	176

	1,378	1,576

Series 2001-1 Enhanced Equipment Trust Certificates
6.62% Class A-1 due in installments from 2005 to March 18, 2011	187	225
7.11% Class A-2 due September 18, 2011	571	571
7.71% Class B due September 18, 2011	207	207
7.30% Class C due September 18, 2006(7)	19	170
6.95% Class D due September 18, 2006(7)	—	150

	984	1,323

Series 2001-2 Enhanced Equipment Trust Certificates
4.21% Class A due in installments from 2005 to December 18, 2011(2)	369	396
5.41% Class B due in installments from 2005 to December 18, 2011(2)	199	227
6.76% Class C due in installments from 2005 to December 18, 2011(2)	80	80

	648	703

Series 2002-1 Enhanced Equipment Trust Certificates
6.72% Class G-1 due in installments from 2005 to January 2, 2023	521	554
6.42% Class G-2 due July 2, 2012	370	370
7.78% Class C due in installments from 2005 to January 2, 2012	141	156

	1,032	1,080

Series 2003-1 Enhanced Equipment Trust Certificates
2.85% Class G due in installments from 2005 to January 25, 2008(2)	346	374

	346	374

General Electric Capital Corporation (“GECC”) (3)(7)(8)
6.54% Notes due in installments from 2005 to July 7, 2011 (“Spare Engines Loan”)(2)(4)	225	127
6.54% Notes due in installments from 2005 to July 7, 2011 (“Aircraft Loan”)(2)(5)	147	114
6.54% Notes due in installments from 2005 to July 7, 2011 (“Spare Parts Loan”)(2)(6)	307	91

	679	332

Other secured debt
9.00% GE Term Loan due in installments during 2007(2)	330	—
10.75% Amex Facility Notes due in installments from 2005 to December 1, 2007(2)(11)	250	—
9.50% Senior Secured Notes due in installments from 2006 to November 18, 2008	235	—
6.33%-6.42% GE Senior Secured Revolving Credit Facility due December 1, 2007(2)	231	—

	1,046	—

2.18% to 15.46% Other secured financings due in installments from 2005 to May 9, 2021(2)(9)	2,773	2,534

Total secured debt	$8,886	$7,922

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured
Massachusetts Port Authority Special Facilities Revenue Bonds
5.0-5.5% Series 2001A due in installments from 2012 to January 1, 2027	$338	$338
1.95% Series 2001B due in installments from 2027 to January 1, 2031(2)	80	80
2.02% Series 2001C due in installments from 2027 to January 1, 2031(2)	80	80
8.10% Series C Guaranteed Serial ESOP Notes, due in installments to 2009	—	18
6.65% Series C Medium-Term Notes, due March 15, 2004	—	236
7.7% Notes due December 15, 2005	167	302
7.9% Notes due December 15, 2009	499	499
9.75% Debentures due May 15, 2021	106	106
Development Authority of Clayton County, loan agreement
2.0% Series 2000A due June 1, 2029(2)	65	65
2.05% Series 2000B due May 1, 2035(2)	110	110
2.05% Series 2000C due May 1, 2035(2)	120	120
8.3% Notes due December 15, 2029	925	925
8.125% Notes due July 1, 2039(10)	538	538
10.0% Senior Notes due August 15, 2008	248	248
8.0% Convertible Senior Notes due June 3, 2023	350	350
2 7/8% Convertible Senior Notes due February 18, 2024	325	—
3.01% to 10.375% Other unsecured debt due in installments from 2005 to May 1, 2033	707	587

Total unsecured debt	4,658	4,602

Total secured and unsecured debt	13,544	12,524

Less: unamortized discounts, net	(94)	(62)

Total debt	13,450	12,462

Less: current maturities	835	1,002

Total long-term debt	$12,615	$11,460

(1)	Our secured debt is collateralized by first liens, and in many cases second and junior liens, on substantially all our assets, including but not limited to accounts receivable, owned aircraft, spare engines, spare parts, flight simulators, ground equipment, landing slots, international routes, equity interests in certain of our domestic subsidiaries, intellectual property and real property. These encumbered assets, excluding cash and cash equivalents and short term investments, had an aggregate net book value of approximately $17 billion at December 31, 2004. At December 31, 2004, approximately $1.5 billion of our cash and cash equivalents and short-term investments also served as collateral for our secured debt.
(2)	Our variable interest rate long-term debt is shown using interest rates which represent LIBOR or Commercial Paper plus a specified margin, as provided for in the related agreements. The rates shown were in effect at December 31, 2004.
(3)	In connection with these financings, as amended, GECC issued irrevocable, direct-pay letters of credit, which totaled $404 million at December 31, 2004, to back our obligations with respect to $397 million principal amount of tax exempt municipal bonds. We are required to reimburse GECC for drawings under the letters of credit. Our reimbursement obligation is secured by (1) nine B767-400 and three B777-200 aircraft (“LOC Aircraft Collateral”); (2) 93 spare Mainline aircraft engines (“Engine Collateral”); and (3) certain other assets (see footnote 8 to this table). For additional information about the letters of credit and our reimbursement obligation to GECC, see “Letter of Credit Enhanced Municipal Bonds” in this Note.
(4)	This debt, as amended (“Spare Engines Loan”), is secured by (1) the Engine Collateral; (2) so long as the letters of credit discussed in footnote 3 to this table are outstanding, the LOC Aircraft Collateral; and (3) certain other assets (see footnote 8 to this table). The Spare Engines Loan is not repayable at our election prior to maturity. The Engine Collateral also secures, on a subordinated basis, up to $160 million of certain of our other existing debt and aircraft lease obligations to GECC and its affiliates. At December 31, 2004, the outstanding amount of these obligations is substantially in excess of $160 million.
(5)	This debt, as amended (“Aircraft Loan”), is secured by (1) five B767-400 aircraft (“Other Aircraft Collateral”); (2) the Engine Collateral; and (3) substantially all of the Mainline aircraft spare parts owned by us (“Spare Parts

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateral”). The Aircraft Loan is repayable at our election at any time, subject to certain prepayment fees on any prepayment.

(6)	This debt, as amended (“Spare Parts Loan”), is secured by (1) the Other Aircraft Collateral; (2) the Engine Collateral; and (3) the Spare Parts Collateral. Our borrowings under the Spare Parts Loan may not exceed specified percentages of the then current market value of either the spare parts or rotables we have pledged thereunder (“Collateral Percentage Tests”). In the event we exceed either Collateral Percentage Test, we must promptly comply with that test by (1) pledging additional spare parts or rotables, as applicable; (2) posting cash collateral; or (3) prepaying borrowings under the Spare Parts Loan.
(7)	In accordance with the amendments to the GECC agreements in July 2004, we used $228 million of additional borrowings to purchase from GECC $228 million principal amount of our Series 2001-1 Enhanced Equipment Trust Certificates, which were due in 2006.
(8)	The Spare Parts Collateral also secures up to approximately $75 million of (1) our reimbursement obligations under the letters of credit discussed in footnote 3 to this table; (2) the Spare Engines Loan; and (3) our obligations under the CRJ-200 aircraft leases discussed under “Financing Agreement with GE” in this Note. It is also added to the collateral that secures, on a subordinated basis, up to $160 million of certain of our other existing debt and lease obligations to GECC and its affiliates.
(9)	The 15.46% interest rate applies to $79 million principal amount of debt due in installments through June 2011. The maximum interest rate on the remaining secured debt is 7.0% at December 31, 2004.
(10)	The 8.125% Notes due 2039 are redeemable by us, in whole or in part at par.
(11)	For additional information about the repayment terms related to these debt maturities, see “Financing Agreement with Amex” in this Note.
(12)	See Note 20 for additional information about a transaction that occurred subsequent to December 31, 2004 impacting these debt maturities.
     The fair value of our total secured and unsecured debt was $11.9 billion at December 31, 2004 and 2003.

Future Maturities
      The following table summarizes the maturities of our debt, including current maturities, at December 31, 2004:

Years Ending December 31,	Principal
(in millions)	Amount

2005	$835
2006	913
2007	1,374
2008	1,549
2009	1,324
After 2009	7,455

Total	$13,450

      The table above includes the following maturities of debt for the year ending December 31, 2005 which we expect will not require cash payments in 2005 of approximately:

•	$75 million due in 2005 under interim financing arrangements which we used to purchase regional jet aircraft. We may elect to refinance these maturities, as well as approximately $180 million due in 2006, using long-term, secured financing commitments available to us from a third party. Borrowings under these commitments would bear interest at a rate determined by reference to ten-year U.S. Treasury Notes plus a margin, and would have various repayment dates.

•	$80 million principal amount of tax-exempt bonds issued by the Development Authority of Clayton County (“Clayton Authority”) which are classified as current maturities. These bonds have scheduled maturities in 2029 and 2035, but may be tendered for purchase by their holders on seven days notice. Accordingly, we have classified these bonds in accordance with our reimbursement obligations under the agreement between us and GECC (“Reimbursement

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement”). For additional information about these bonds and the Reimbursement Agreement, see “Letter of Credit Enhanced Municipal Bonds” in this Note.

•	$50 million of our outstanding borrowings under our financing agreement with GE Commercial Finance (“GE Commercial Finance Facility”). We believe we will be required to repay approximately $50 million in 2005 due to borrowing base limitations in the GE Commercial Finance Facility, but that we will be able to re-borrow that amount later in 2005 under that facility. For additional information regarding the GE Commercial Finance Facility, see “Financing Agreement with GE” in this Note.

Boston Airport Terminal Project
      During 2001, we entered into lease and financing agreements with the Massachusetts Port Authority (“Massport”) for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The completion of this project will enable us to consolidate all of our domestic operations at that airport into one location. Construction began in the June 2002 quarter and is expected to be completed in March 2005. Project costs are being funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under a long-term lease agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service. For additional information about these bonds, see the debt table above. Because we have issued a guarantee of the debt service on the bonds, we have included the bonds, as well as the related bond proceeds, on our Consolidated Balance Sheets. The bonds are reflected in noncurrent liabilities and the related remaining proceeds, which are held in a trust, are reflected as restricted investments in other assets on our Consolidated Balance Sheets.

Letter of Credit Enhanced Municipal Bonds
      At December 31, 2004, there were outstanding $397 million aggregate principal amount of tax-exempt municipal bonds (“Bonds”) enhanced by letters of credit, including:

•	$295 million principal amount of bonds issued by the Clayton Authority to refinance the construction cost of certain facilities leased to us at Hartsfield-Jackson Atlanta International Airport. We pay debt service on these bonds pursuant to loan agreements between us and the Clayton Authority.

•	$102 million principal amount of bonds issued by other municipalities to refinance the construction cost of certain facilities leased to us at Cincinnati/ Northern Kentucky International Airport, Salt Lake City International Airport and Tampa International Airport. We pay debt service on these bonds pursuant to long-term lease agreements (see Note 7).
      The Bonds (1) have scheduled maturities between 2029 and 2035; (2) currently bear interest at a variable rate that is determined weekly; and (3) may be tendered for purchase by their holders on seven days notice. Tendered Bonds are remarketed at prevailing interest rates.
      Principal and interest on the Bonds are currently paid through drawings on irrevocable, direct-pay letters of credit totaling $404 million issued by GECC pursuant to the Reimbursement Agreement. In addition, the purchase price of tendered Bonds that cannot be remarketed are paid by drawings on these letters of credit. The GECC letters of credit expire on May 20, 2008.
      Pursuant to the Reimbursement Agreement, we are required to reimburse GECC for drawings on the letters of credit. Our reimbursement obligation to GECC is secured by (1) nine B767-400 and three B777-200 aircraft (“LOC Aircraft Collateral”); (2) 93 spare Mainline aircraft engines; and (3) certain other assets (see footnote 8 to the table above in this Note). This collateral also secures other obligations we have to GECC, as discussed in the footnotes to the table above in this Note.
      If a drawing under a letter of credit is made to pay the purchase price of Bonds tendered for purchase and not remarketed, our resulting reimbursement obligation to GECC will bear interest at a base rate or three-month

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LIBOR plus a margin. The principal amount of any outstanding reimbursement obligation will be repaid quarterly through May 20, 2008.
      GECC has the right to cause a mandatory tender for purchase of all Bonds and terminate the letters of credit if an event of default occurs or if a minimum collateral value test (“Collateral Value Test”) is not satisfied on May 19, 2006, in which case the principal amount of all reimbursement obligations (including for any Bonds tendered and not remarketed) would be due and payable immediately. We will not satisfy the Collateral Value Test, as amended, if (1) the aggregate amount of the outstanding letters of credit plus any other amounts payable by us under the Reimbursement Agreement (“Aggregate Obligations”) on March 20, 2006 is more than 60% of the appraised market value of the LOC Aircraft Collateral plus the fair market value of permitted investments held as part of the collateral and (2) within 60 days thereafter, we have not either provided additional collateral to GECC in the form of cash or aircraft or caused a reduction in the Aggregate Obligations such that the Collateral Value Test is satisfied.
      Unless the GECC letters of credit are extended in a timely manner, we will be required to purchase the Bonds on May 15, 2008, five days prior to the expiration of the letters of credit. In this circumstance, we could seek, but there is no assurance that we would be able (1) to sell the Bonds without credit enhancement at then-prevailing fixed interest rates or (2) to replace the expiring letters of credit with new letters of credit from an alternate credit provider and remarket the Bonds.
      We may terminate the GECC letters of credit, and repay any outstanding obligations under the Reimbursement Agreement, at our election prior to maturity, subject to certain prepayment fees if such action occurs before May 20, 2005.

8.00% Convertible Senior Notes Due 2023 (“8.00% Notes”)
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
      Holders may require us to repurchase their 8.00% Notes for cash on June 3, 2008, 2013 and 2018, or in other specified circumstances involving the exchange, conversion or acquisition of all or substantially all of our common stock, at a purchase price equal to the principal amount of the 8.00% Notes to be purchased plus any accrued and unpaid interest. At December 31, 2004, 12.5 million shares of common stock were reserved for issuance for the conversion of the 8.00% Notes.

2 7/8% Convertible Senior Notes due 2024 (“2 7/8% Notes”)
      In February 2004, we issued $325 million principal amount of 2 7/8% Notes due 2024. Holders may convert their 2 7/8% Notes into shares of our common stock at a conversion rate of 73.6106 shares of common stock per

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1,000 principal amount of 2 7/8% Notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $13.59 per share of common stock, if:

•	during any calendar quarter after March 31, 2004, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price per share of our common stock;

•	the trading price of the 2 7/8% Notes falls below a specified threshold;

•	we call the 2 7/8% Notes for redemption; or

•	specified corporate transactions occur.
      We may redeem all or some of the 2 7/8% Notes for cash at any time after February 21, 2009, at a redemption price equal to the principal amount of the 2 7/8% Notes to be redeemed plus any accrued and unpaid interest.
      Holders may require us to repurchase their 2 7/8% Notes for cash on February 18, 2009, 2014 and 2019, or in other specified circumstances involving the exchange, conversion or acquisition of all or substantially all of our common stock, at a purchase price equal to the principal amount of the 2 7/8% Notes to be purchased plus any accrued and unpaid interest. At December 31, 2004, 23.9 million shares of common stock were reserved for issuance for the conversion of the 2 7/8% Notes.

Debt Exchanges and Purchases
      During 2004 and 2003, we completed the following debt exchanges and purchases:

•	In November 2004, we exchanged approximately $135 million aggregate principal amount of our unsecured 7.7% Notes due 2005 for a like principal amount of newly issued unsecured 8.0% Senior Notes due 2007, net of a discount totaling $46 million, and 5,488,054 shares of our common stock with a fair value of $38 million. As a result of this transaction, we recorded an $8 million gain on extinguishment of debt in other income (expense) on our 2004 Consolidated Statement of Operations.

•	In November 2004, we exchanged $237 million aggregate principal amount of our 7.78% Series 2000-1C Enhanced Equipment Trust Certificates due 2005 and 7.30% Series 2001-1C Enhanced Equipment Trust Certificates due 2006 for $235 million principal amount of newly issued 9.5% Senior Secured Notes due 2008.

•	In September 2003, we exchanged $262 million aggregate principal amount of our 6.65% Series C Medium-Term Notes due 2004 and 7.70% Senior Notes due 2005 for a total of $47 million in cash (including $5 million in accrued interest) and $211 million principal amount of newly issued unsecured 10% Notes due 2008, net of a discount. As a result of this transaction, we recorded a $15 million gain on extinguishment of debt in other income (expense) on our 2003 Consolidated Statement of Operations.

•	During the three years ended December 31, 2004, we purchased approximately $260 million aggregate principal amount of the Series C Guaranteed Serial ESOP Notes issued by the Delta Family-Care Savings Plan. As a result of these purchases, we recognized a $1 million gain, a $15 million loss and a $42 million loss due to the extinguishment of debt for the years ended December 31, 2004, 2003 and 2002, respectively, in other income (expense) on our Consolidated Statements of Operations.
      During the December 2004 quarter, we also completed agreements with certain other aircraft lenders to defer $112 million in debt obligations from 2004 through 2006 to later years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Agreement with GE
      During the December 2004 quarter, we entered into the GE Commercial Finance Facility to borrow up to $630 million from a syndicate of financial institutions for which General Electric Capital Corporation acts as agent (“Agent”). As discussed below, the GE Commercial Finance Facility consists of a $330 million senior secured term loan (“Term Loan”) and a $300 million senior secured revolving credit facility (“Revolver”).
      The total committed amount of the Revolver is $300 million, subject to reserves set by the Agent from time to time (currently $50 million). Up to $150 million of the Revolver is available for the issuance of letters of credit. On December 1, 2004, we borrowed $250 million under the Revolver, of which $231 million was outstanding at December 31, 2004. Availability under the Revolver is subject to a Revolver borrowing base, defined as the sum of (1) up to 80% of the book value of eligible billed accounts receivable, (2) up to 50% of the book value of eligible unbilled accounts receivable, and (3) up to the lesser of 50% of the book value of eligible refundable tickets and $30 million, in each case less reserves established from time to time by the Agent. If the outstanding Revolver at any time exceeds the Revolver borrowing base, we must immediately repay an amount equal to the excess. The Revolver matures on December 1, 2007. Revolver loans bear interest at LIBOR or an index rate, at our option, plus a margin of 4.00% over LIBOR and 3.25% over the index rate. The unused portion of the Revolver is subject to a fee of 0.50% or 0.75% per annum, depending upon the amount used.
      The total amount of our Term Loan is $330 million, which we borrowed in full on December 1, 2004. The Term Loan is subject to a Term Loan borrowing base, defined as the sum of (1) the lesser of 50% of the fair market value of eligible real estate and $100 million, (2) the lesser of 50% of the net orderly liquidation value (“NOLV”) of eligible aircraft and $215 million, (3) the lesser of 50% of the NOLV of eligible flight simulators and $25 million, (4) the lesser of 25% of the NOLV of eligible spare parts and $7 million, (5) the lesser of 25% of the NOLV of eligible ground service equipment and $25 million, (6) the lesser of 25% of the NOLV of certain other eligible equipment and $25 million, and (7) the amount of cash held in cash collateral accounts pledged to the Term Loan lenders, in each case less reserves established from time to time by the Agent. If the outstanding Term Loan at any time exceeds the Term Loan borrowing base, we must immediately repay an amount equal to the excess. The Term Loan is repayable in 12 equal monthly installments commencing on January 1, 2007, with the final installment due December 1, 2007. The Term Loan bears interest at LIBOR or an index rate, at our option, plus a margin of 6.00% over LIBOR and 5.25% over the index rate, subject to a LIBOR floor of 3%.
      Our obligations under the GE Commercial Finance Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”), other than ASA Holdings, Inc. (“ASA Holdings”) and Comair Holdings LLC (“Comair Holdings”) and their respective subsidiaries. We will be required to make certain mandatory repayments of the Term Loan and the Revolver (or reduce the Revolver availability) in the event we sell certain assets (including ASA Holdings and subsidiaries and Comair Holdings and subsidiaries), subject to certain exceptions. We may not voluntarily repay the Revolver other than in connection with an equal permanent reduction in its availability.
      The Revolver is secured by (1) a first priority lien on all of our and the Guarantors’ accounts receivable, excluding certain accounts receivable subject to a first priority lien securing the Amex Facilities (as defined below), and (2) a second priority lien on all assets securing the Term Loan. Subject to certain exceptions, the Term Loan is secured by a first priority lien on substantially all of our and the Guarantors’ other remaining unencumbered assets. The Term Loan is also secured by a second priority lien on all assets securing the Revolver. The Revolver and the Term Loan are also secured by a junior lien on assets securing the Amex Facilities (as defined below). Our obligations and the obligations of the Guarantors under any intercompany loan are expressly subordinated to our obligations and the obligations of our Guarantors under the Revolver and the Term Loan.
      The GE Commercial Finance Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incur or secure other debt, make investments, sell assets, pay dividends or repurchase stock and make capital expenditures.
      The financial covenants require us to:

•	maintain unrestricted funds not less than $900 million at all times until February 28, 2005, $1 billion at all times from March 1, 2005 through October 31, 2005 and $750 million at all times thereafter (the “Liquidity Covenant”).

•	maintain accounts pledged for the benefit of the lenders with funds of not less than $650 million at all times until October 31, 2005, $550 million at all times from November 1, 2005 through February 28, 2006 and $650 million at all times thereafter. The cash and cash equivalents in those accounts can be used for purposes of determining compliance with the Liquidity Covenant.

•	not exceed specified levels of capital expenditures during each fiscal quarter.

•	achieve specified levels of EBITDAR, as defined, for designated rolling periods (generally monthly tests for successive trailing 12-month periods) through November 2007. During 2005, we are required to achieve increasing levels of EBITDAR, including EBITDAR of $1.590 billion for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for successive trailing 12-month periods continues to increase, including $2.763 billion for the 12-month period ending December 31, 2006 and $3.136 billion for the 12-month period ending November 30, 2007. The EBITDAR covenant effectively provides that if our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant by at least $100 million, then the EBITDAR level that we are required to achieve will be reduced by a specific amount.
      The GE Commercial Finance Facility contains customary events of default, including cross defaults to the Amex Facilities and our other debt and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under the Term Loan and the Revolver may be accelerated and become due and payable immediately (unless the lenders waive the event of default).
      In November 2004, as a condition to availability of the GE Commercial Finance Facility, we granted GECC the right, exercisable to November 2, 2005, to lease to us (or, at our option subject to certain conditions, certain Delta Connection carriers) up to 12 CRJ-200 aircraft then leased to another airline. See Note 8 for additional information about this right and the related leases.

Financing Agreement with Amex
      During the December 2004 quarter, we entered into two agreements (“Amex Facilities”) to borrow $500 million from Amex. As discussed below, the Amex Facilities consist of substantially identical supplements to the two existing agreements under which Amex purchases SkyMiles from us, the Membership Rewards Agreement and the Co-Branded Credit Card Program Agreement (“SkyMiles Agreements”).
      Pursuant to the terms of the Amex Facilities, Amex agreed to make advances to us, as prepayment for purchases of SkyMiles under the SkyMiles Agreements, in two installments of $250 million each. The initial installment was paid on December 1, 2004 and the final installment was paid on March 1, 2005. The prepayment amount will be credited, in equal monthly installments, towards Amex’s actual purchases of SkyMiles during the 24-month period commencing in December 2005. Any unused prepayment credit will carry over to the next succeeding month with a final repayment date for any then outstanding advances no later than December 1, 2007. The outstanding advances will bear a fee, equivalent to interest, at a rate of LIBOR plus a margin of 7.75% over LIBOR, subject to a LIBOR floor of 3%.
      Our obligations under the Amex Facilities are guaranteed by the same Guarantors as for the GE Commercial Finance Facility. We will be required to make certain mandatory repayments of advances in the event we sell ASA Holdings and subsidiaries and Comair Holdings and subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our obligations under the Amex Facilities are secured by (1) a first priority lien on our right to payment from Amex for purchased SkyMiles and our interest in the SkyMiles Agreements and related assets and in the Card Services Agreement pursuant to which Amex processes travel and other purchases made from us using Amex credit cards (“Card Services Agreement”) and (2) a junior lien on the collateral securing the GE Commercial Finance Facility. Our obligations under the Card Services Agreement are also secured by the collateral securing the Amex Facilities. Furthermore, our claim against any of our subsidiaries with respect to intercompany loans that we have made to that subsidiary is expressly subordinated to that subsidiary’s obligations, if any, as guarantor of the GE Commercial Finance Facility and the Amex Facilities.
      The Amex Facilities contain affirmative, negative and financial covenants substantially the same as those found in the GE Commercial Finance Facility.
      The Amex Facilities contain customary events of default, including cross defaults to our obligations under the GE Commercial Finance Facility and our other debt and certain change of control events. Upon the occurrence of an event of default, the outstanding advances under the Amex Facilities may be accelerated and become due and payable immediately.
      The GE Commercial Finance Facility and the Amex Facilities are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each Facility with respect to collateral and certain other matters.

Other Financing Arrangements
      During 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. In connection with this agreement, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, the future deliveries of these regional jet aircraft. Borrowings under this commitment (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin. See Note 8 for additional information about these commitments.

Other Covenants
      As discussed above, the GE Commercial Finance Facility, the Amex Facilities and the Reimbursement Agreement include certain covenants. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. Failure to maintain these coverages may result in an interruption to our operations. See Note 8 for additional information about our war-risk insurance currently provided by the U.S. government.
      We were in compliance with all covenant requirements at December 31, 2004 and 2003.

Note 7.	Lease Obligations
      We lease aircraft, airport terminal and maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease, totaled $1.3 billion for each year ended December 31, 2004, 2003 and 2002. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Our interest in assets acquired under capital leases is recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Our leases do not include residual value guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes, as of December 31, 2004, our minimum rental commitments under capital leases and noncancelable operating leases with initial terms in excess of one year:

Years Ending December 31,	Capital	Operating
(in millions)	Leases	Leases

2005	$158	$1,091
2006	162	1,017
2007	134	915
2008	112	980
2009	146	836
After 2009	410	4,823

Total minimum lease payments	1,122	$9,662

Less: lease payments that represent interest	674

Present value of future minimum capital lease payments	448
Less: current obligations under capital leases	58

Long-term capital lease obligations	$390

      We expect to receive approximately $120 million under noncancelable sublease agreements. This expected sublease income is not reflected as a reduction in the total minimum rental commitments under operating leases in the table above.
      At December 31, 2004, we operated 297 aircraft under operating leases and 48 aircraft under capital leases. These leases have remaining terms ranging from three months to 13 years. During the December 2004 quarter, we renegotiated 99 aircraft lease agreements (95 operating leases and four capital leases) as part of our transformation plan (see Note 1). As a result of changes in certain lease terms, 33 of the operating leases were reclassified as capital leases when their new terms were evaluated in accordance with SFAS No. 13 “Accounting for Leases” (“SFAS 13”). These reclassifications increased our capital lease obligations by approximately $375 million and our flight and ground equipment under capital leases by approximately $240 million at December 31, 2004.
      As part of our aircraft lease and debt renegotiations, we entered into agreements with aircraft lessors and lenders under which we expect to receive average annual cash savings of approximately $57 million between 2005 and 2009, which will also result in some cost reductions. We issued a total of 4,354,724 shares of common stock in these transactions. Substantially all of these shares were issued under the aircraft lease renegotiations. The fair value of the shares issued to lessors approximated $30 million and, in accordance with SFAS 13, was considered a component of minimum lease payments.
      Certain municipalities have issued special facilities revenue bonds to build or improve airport and maintenance facilities leased to us. The facility lease agreements require us to make rental payments sufficient to pay principal and interest on the bonds. The above table includes $1.7 billion of operating lease rental commitments for these payments.
      See Note 8 for additional lease commitments occurring subsequent to December 31, 2004. See Note 6 for additional information about the Reimbursement Agreement which covers certain of our lease obligations in the table above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Purchase Commitments and Contingencies

Aircraft Order Commitments
      Future commitments for aircraft on firm order as of December 31, 2004 are estimated to be $4.2 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

2005	$1,002
2006	598
2007	1,645
2008	510
2009	406

Total	$4,161

      Our aircraft order commitments for the year ending December 31, 2005 include approximately (1) $520 million related to our agreement to purchase 32 CRJ-200 aircraft, for which financing is available to us on a long-term secured basis when we acquire these aircraft (see Note 6) and (2) $415 million related to our commitment to purchase 11 B737-800 aircraft, for which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer in 2005. For additional information about our agreement to sell these B737-800 aircraft, see “Other Contingencies — Planned Sale of Aircraft” in this Note.

Contract Carrier Agreements
      During the three years ended December 31, 2004, we had contract carrier agreements with three regional air carriers, FLYi, Inc. (formerly Atlantic Coast Airlines) (“Flyi”), SkyWest Airlines, Inc. (“SkyWest”) and Chautauqua. Under these agreements, the regional air carriers operate certain of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on an annual determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Our contract carrier agreement with SkyWest expires in 2010 and our agreement with Chautauqua expires in 2016.
      In April 2004, we notified Flyi of our election to terminate its contract carrier agreement due to Flyi’s decision to operate a new low-fare airline using jet aircraft with more than 70 seats. Flyi ceased operating Delta Connection flights in November 2004. Flyi exercised its right to require us to assume the leases on the 30 Fairchild Dornier FRJ-328 regional jet aircraft that it operated for us. We are currently conducting inspections of these aircraft. After we complete the inspections, we expect to assume these leases. We estimate that the total remaining lease payments on these 30 aircraft leases will be approximately $275 million. These lease payments will be made over the remaining terms of the aircraft leases, which are approximately 13 years. We are evaluating our options for utilizing these 30 aircraft, including having another air carrier operate these aircraft for us under the Delta Connection carrier program. Obligations related to these leases are not included in the table in Note 7 since we are still conducting the inspections of these aircraft and have not assumed the leases. There are no residual value guarantees related to these leases.
      If we assume the leases for the 30 FRJ-328 aircraft as currently in effect, a Flyi bankruptcy or insolvency or, with respect to certain of the leases, a Flyi default under various contracts, including leases, loans and purchase contracts having a value or amount in excess of $15 million, would constitute an event of default. If an event of default were to occur, the financing parties could exercise one or more remedies, including the right to require us to purchase the aircraft at a purchase price stipulated in the applicable lease. At March 1, 2005, the purchase price for each aircraft was approximately $9 million, which we estimate exceeds the current market value of each aircraft by approximately $3 million. Our estimate of the current market value of these aircraft is based on published industry data. We cannot determine the likelihood of the occurrence of an event relating to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Flyi that would constitute an event of default under the leases or the likelihood of the financing parties seeking to exercise certain remedies against us if such an event of default were to occur.
      Flyi has stated that as part of its restructuring effort, it has secured commitments from certain of the financing parties that, upon our assumption of the leases, such parties will effectively release Flyi from its future obligations to such financing parties under the leases. We are in discussions with the financing parties to restructure these leases so that events relating to Flyi would not constitute an event of default after we assume the leases.
      The following unaudited table shows the available seat miles (“ASMs”), revenue passenger miles (“RPMs”) and number of aircraft operated for us by Flyi, SkyWest and Chautauqua under the contract carrier agreements, for the years ended December 31, 2004, 2003 and 2002:

(in millions, except aircraft)	2004	2003	2002

ASMs	5,535	5,121	3,513

RPMs	3,991	3,627	2,392

Number of aircraft operated, end of period(1)	128	123	100

(1)	The 128 aircraft operated for us at December 31, 2004 include 30 aircraft previously operated by Flyi, 59 aircraft operated by SkyWest and 39 aircraft operated by Chautauqua. Our contract carrier agreements with SkyWest and Chautauqua do not include any scheduled changes in these numbers during the remaining term of those agreements.
     In January 2005, we entered into a contract carrier agreement with Republic Airline under which that carrier will operate 16 ERJ-170 regional jet aircraft for us on substantially the same terms as Chautauqua. These aircraft will be placed into service between July 2005 and August 2006. Our agreement with Republic Airline expires in 2018.
      We may terminate the SkyWest agreement without cause at any time by giving the airline certain advance notice. If we terminate the SkyWest agreement without cause, SkyWest has the right to assign to us leased regional jet aircraft which it operates for us, provided we are able to continue the leases on the same terms SkyWest had prior to the assignment.
      We may terminate the Chautauqua and Republic Airline agreements without cause effective at any time after November 2009 and December 2012, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Republic Airline agreements without cause, Chautauqua or Republic Airline, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or sublease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Republic Airline, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Republic Airline for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to sublease aircraft owned by Chautauqua or Republic Airline, the sublease would have (1) a rate equal to the debt payments of Chautauqua or Republic Airline for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Republic Airline and (2) specified other terms and conditions.
      We estimate that the total fair value, at December 31, 2004, of the aircraft that SkyWest or Chautauqua could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines is approximately $600 million and $500 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.

Legal Contingencies
      We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. We cannot reasonably estimate the potential loss for certain legal

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on our Consolidated Financial Statements, management believes that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.

Other Contingencies

Regional Airports Improvement Corporation (“RAIC”)
      We are obligated under a facilities sublease with the RAIC to pay the bond trustee rent in an amount sufficient to pay the debt service on $47 million in Facilities Sublease Revenue Bonds. These bonds were issued in 1985 to finance the construction of certain airport and terminal facilities we lease at Los Angeles International Airport. We also provide a guarantee to the bond trustee covering payment of the debt service.

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

Employees Under Collective Bargaining Agreements
      At December 31, 2004, we had a total of approximately 69,150 full-time equivalent employees. Approximately 18% of these employees, including all of our pilots, are represented by labor unions.
      ASA is in collective bargaining negotiations with the Air Line Pilots Association, International (“ALPA”) and the Association of Flight Attendants (“AFA”), which represent ASA’s approximately 1,515 pilots and 885 flight attendants, respectively. ASA’s collective bargaining agreements with ALPA and AFA became amendable in September 2002 and September 2003, respectively.
      Comair is in collective bargaining negotiations with the International Association of Machinists and Aerospace Workers, which represents Comair’s approximately 485 maintenance employees. The maintenance employees rejected a tentative agreement to amend their existing agreement that became amendable in May 2004, which Comair had reached with the union’s negotiating committee, but Comair expects negotiations to continue. In addition, Comair is negotiating with the International Brotherhood of Teamsters, which represents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comair’s approximately 1,040 flight attendants, to modify their existing collective bargaining agreement, which becomes amendable in July 2007.
      The outcome of ASA’s and Comair’s negotiations with the unions representing their employees cannot presently be determined.

Planned Sale of Aircraft
      In connection with our agreement to sell 11 B737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005, we agreed to pay the third party, for a designated period with respect to each of the 11 B737-800 aircraft, an amount equal to the excess, if any, of a specified rate over the rate at which the third party leases the aircraft to another party. The maximum undiscounted amount we could be required to pay for all 11 aircraft totals approximately $70 million. While we cannot predict with certainty whether we will be required to make a payment under this provision, we believe that the possibility of this event is not likely due to the current and estimated future marketability of these aircraft.
      Subsequent to December 31, 2004, we sold four of these aircraft to the third party, which leased those aircraft to another party at a rate that did not require us to make any payments under the provision discussed in the preceding paragraph. As a result, we believe that the maximum undiscounted amount we could be required to pay under that provision decreased from approximately $70 million to $45 million.

GECC Aircraft
      In November 2004, as a condition to availability of the GE Commercial Finance Facility, we granted GECC the right, exercisable until November 2, 2005, to lease to us (or, at our option subject to certain conditions, certain Delta Connection carriers) up to 12 CRJ-200 aircraft then leased to another airline. Subsequent to December 31, 2004, GECC exercised this right with respect to eight CRJ-200 aircraft. The leases for these eight aircraft begin throughout 2005 and have terms of 138 to 168 months. We estimate that our total lease payments for these eight aircraft will be approximately $130 million over the terms mentioned above. Obligations related to these aircraft are not included in the table of lease commitments in Note 7 since GECC exercised its right subsequent to December 31, 2004. Additionally, the lease rates we will pay for these aircraft approximate current market rates. We expect to use these aircraft in our operations.

War-Risk Insurance Contingency
      As a result of the terrorist attacks on September 11, 2001, aviation insurers (1) significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events and (2) significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2005 (with a possible extension to December 31, 2005 at the discretion of the Secretary of Transportation). The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses and may result in an interruption to our operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes
      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes (see Note 1 for information about our accounting policy for income taxes). The following table shows significant components of our deferred tax assets and liabilities at December 31, 2004 and 2003:

(in millions)	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$2,848	$1,908
Additional minimum pension liability (see Note 10)	1,427	1,454
Postretirement benefits	734	917
Other employee benefits	568	571
AMT credit carryforward	346	346
Rent expense	255	178
Other	703	662
Valuation allowance	(2,400)	(25)

Total deferred tax assets	$4,481	$6,011

Deferred tax liabilities:
Depreciation and amortization	$3,890	$4,042
Other	672	807

Total deferred tax liabilities	$4,562	$4,849

      The following table shows the current and noncurrent deferred tax (liabilities) assets, net recorded on our Consolidated Balance Sheets at December 31, 2004 and 2003:

(in millions)	2004	2003

Current deferred tax assets, net	$35	$293
Noncurrent deferred tax (liabilities) assets, net	(116)	869

Total deferred tax (liabilities) assets, net	$(81)	$1,162

      In accordance with SFAS 109, the current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not related to a component of our balance sheet, such as our net operating loss carryforwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.
      At December 31, 2004, we had $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had federal and state net operating loss carryforwards totaling approximately $7.5 billion at December 31, 2004, substantially all of which will not begin to expire until 2022. However, in the event we seek to restructure our costs under Chapter 11 of the U.S. Bankruptcy Code, our ability to utilize our net operating loss carryforwards may be significantly limited. This could result in the need for an additional valuation allowance, which may be material.
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
      In the June 2004 quarter, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. This was primarily due to higher than expected fuel

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs and lower than anticipated domestic passenger mile yields, which caused our actual and anticipated financial performance for 2004 to be significantly worse than we originally projected. Accordingly, during the year ended December 31, 2004, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.2 billion income tax provision on our 2004 Consolidated Statement of Operations. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits associated with current period losses will be fully reserved.
      Our income tax (provision) benefit for the years ended December 31, 2004, 2003 and 2002 consisted of:

(in millions)	2004	2003	2002

Current tax benefit	$—	$—	$319
Deferred tax benefit (exclusive of the other components listed below)	1,139	420	407
Increase in valuation allowance	(2,345)	(9)	—
Tax benefit of dividends on allocated Series B ESOP Convertible Preferred Stock	—	5	4

Income tax (provision) benefit	$(1,206)	$416	$730

      The following table presents the principal reasons for the difference between our effective income tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal income tax effect	(1.5)	(2.1)	(2.4)
Meals and entertainment	0.3	1.1	0.7
Goodwill impairment	7.5	—	—
Increase in valuation allowance	58.8	0.8	—
Other, net	0.1	0.2	0.2

Effective income tax rate	30.2%	(35.0)%	(36.5)%

Note 10.	Employee Benefit Plans
      We sponsor qualified and non-qualified defined benefit pension plans, defined contribution pension plans, healthcare plans, and disability and survivorship plans for eligible employees and retirees, and their eligible family members. We reserve the right to modify or terminate these plans as to all participants and beneficiaries at any time, except as restricted by the Internal Revenue Code, the Employee Retirement Income Security Act (“ERISA”) and our collective bargaining agreements.
      Our qualified defined benefit pension plans meet or exceed ERISA’s minimum funding requirements as of December 31, 2004. Our non-qualified plans are funded primarily with current assets.
      We regularly evaluate ways to better manage employee benefits and control costs. Any changes to the plans or assumptions used to estimate future benefits could have a significant effect on the amount of the reported obligation and future annual expense.

Pension and Other Postretirement Benefit Plans
      We sponsor both funded and nonfunded noncontributory defined benefit pension plans that cover substantially all of our employees. We use a September 30 measurement date for all our benefit plans.
      Effective July 1, 2003, the existing pension plan for employees not covered by a collective bargaining agreement (“non-contract employees”) was converted from a benefit based on years of service and final average salary to a cash balance benefit with a seven year transition period. During the transition period, eligible non-contract employees receive the greater of the old final average salary benefit or the new cash balance benefit. Generally, the cash balance benefit formula provides for an annual pay credit of 6% of eligible pay plus accrued

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest. Participants in the plan on July 1, 2003 may be eligible for additional annual pay credits of 2% or 2.75%, depending on their age and service as of that date. Non-contract employees hired on or after July 1, 2003 are covered by the cash balance benefit only. Effective July 1, 2010, all covered employees earn the cash balance benefit only.
      Our defined benefit pension plan for pilots (“Pilot Plan”) generally provides benefits based on years of service and final average salary. Effective December 31, 2004, the Pilot Plan was amended to freeze service accruals. Future employee earnings will continue to be used in the calculation of pilots’ pension benefits. This amendment is not reflected in the tables below because the new collective bargaining agreement between Delta and ALPA which amended the Pilot Plan was ratified after the September 30, 2004 measurement date.
      We also sponsor healthcare plans that provide benefits to substantially all Delta retirees and their eligible dependents. Benefits are funded from our current assets. Plan benefits are subject to copayments, deductibles and other limits as described in the plans. Non-contract employees hired on or after January 1, 2003 are not eligible for company provided post retirement healthcare coverage, although they may purchase such coverage at full cost. In addition, the healthcare plan covering non-contract employees was amended effective September 30, 2004 to eliminate company provided post-age 65 retiree healthcare coverage for non-contract employees retiring after January 1, 2006, regardless of their date of hire. We will provide post-age 65 retiree healthcare coverage for non-contract employees at full cost to employees who retire after this date. Additionally, pilots hired after November 11, 2004 will not be eligible for company provided post-age 65 healthcare coverage, although they may purchase such coverage at full cost.
      During 2004, we amended our pilot benefit plans in connection with the new collective bargaining agreement we entered into with ALPA as discussed above. Also in 2004, we offered an early retirement window, the Alternative Early Retirement Option (“AERO”), to certain non-contract employees, and we announced other components of our transformation plan (see Note 1). As a result of these events, we remeasured a large portion of our benefit obligations on November 30, 2004. See below for details of the costs related to the special termination benefits offered in connection with AERO and the transformation plan.
      The Medicare Act (see Note 1) introduces new prescription drug benefits to retirees. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” we remeasured our accumulated postretirement benefits obligation (“APBO”) as of December 31, 2003 to reflect the effects of the new prescription drug benefit. The remeasurement resulted in a $356 million reduction in our APBO. This reduction is primarily due to (1) lower expected per capita claims cost from Medicare’s assumption of a larger portion of prescription drug costs and (2) lower anticipated participation rates in our plans that provide postretirement benefits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Obligations and funded status (measured at September 30):

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2004	2003	2004	2003

Benefit obligation at beginning of year	$12,477	$11,682	$2,260	$2,370
Service cost	233	238	28	33
Interest cost	757	768	121	161
Actuarial (gain) loss	(35)	1,014	71	131
Benefits paid, including lump sums and annuities	(1,292)	(1,092)	(178)	(178)
Participant contributions	—	—	20	16
Special termination benefits	—	7	—	44
Curtailment loss (gain)	—	25	—	(4)
Plan amendments	—	(165)	(487)	(313)

Benefit obligation at end of year	$12,140	$12,477	$1,835	$2,260

Fair value of plan assets at beginning of period	$6,818	$6,775
Actual gain on plan assets	821	991
Employer contributions	495	144
Benefits paid, including lump sums and annuities	(1,292)	(1,092)

Fair value of plan assets at end of period	$6,842	$6,818

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2004	2003	2004	2003

Funded status	$(5,298)	$(5,659)	$(1,835)	$(2,260)
Unrecognized net actuarial loss	3,989	4,728	489	412
Unrecognized transition obligation	22	29	—	—
Unrecognized prior service cost (benefit)	107	122	(1,013)	(605)
Contributions (net) made between the measurement date and year end	69	16	38	41
Special termination benefits recognized between the measurement date and year end	(10)	—	(142)	—
Settlement/Curtailment (charge) gain recognized between the measurement date and year end	(126)	(212)	527	—

Net amount recognized on the Consolidated Balance Sheets	$(1,247)	$(976)	$(1,936)	$(2,412)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amounts recognized in the Consolidated Balance Sheets consist of:

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2004	2003	2004	2003

Prepaid benefit cost	$19	$202	$—	$—
Accrued benefit cost	(1,266)	(1,179)	(1,936)	(2,412)
Intangible assets	178	227	—	—
Additional minimum liability	(3,933)	(4,052)	—	—
Accumulated other comprehensive loss, pretax	3,755	3,826	—	—

Net amount recognized	$(1,247)	$(976)	$(1,936)	$(2,412)

      The 2004 curtailment gain and special termination benefits relate to changes to our retiree medical coverage for non-contract employees who retire after January 1, 2006 as discussed above, pension credit being given to certain employees furloughed under our transformation plan and benefits provided under AERO.

	Special Termination	Curtailment
(in millions)	Benefits	Gain

AERO enhanced medical benefits	$142	—

Pension service credit	$10	—

Postretirement healthcare plan amendment	—	$527

      The 2003 special termination benefits and curtailment loss (gain) relate to the workforce reduction programs offered to certain of our employees in 2002. We will record additional charges relating to our non-pilot operational initiatives and pilot cost reductions under our transformation plan associated with certain benefit changes and programs. We are evaluating these items and are not able to reasonably estimate the amount or timing of any such charges at this time.
      At December 31, 2004 and 2003, we recorded adjustments to accumulated other comprehensive loss to recognize a portion of our additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). SFAS 87 requires that this liability be recognized at year end in an amount equal to the amount by which the accumulated benefit obligation (“ABO”) exceeds the fair value of the defined benefit pension plan assets. The additional minimum pension liability was recorded by recognizing an intangible asset to the extent of any unrecognized prior service cost and transition obligation, which totaled $178 million and $227 million at December 31, 2004 and 2003, respectively. The additional minimum pension liability adjustments totaling ($14) million and $786 million, net of tax, were recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at December 31, 2004 and 2003, respectively (see Note 12).
      The accumulated benefit obligation for all our defined benefit pension plans was $12.1 billion and $11.9 billion at December 31, 2004 and 2003, respectively. The following table contains information about our pension plans with an accumulated benefit obligation in excess of plan assets (measured at September 30):

(in millions)	2004	2003

Projected benefit obligation	$12,140	$12,477
Accumulated benefit obligation	12,081	11,863
Fair value of plan assets	6,842	6,818

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002, included the following components:

				Other
	Pension			Postretirement
	Benefits			Benefits

(in millions)	2004	2003	2002	2004	2003	2002

Service cost	$233	$238	$282	$28	$33	$30
Interest cost	757	768	825	121	161	160
Expected return on plan assets	(657)	(753)	(984)	—	—	—
Amortization of prior service cost	15	13	24	(79)	(47)	(50)
Recognized net actuarial loss (gain)	194	97	(8)	6	7	2
Amortization of net transition obligation	7	7	8	—	—	—
Settlement charge	257	219	1	—	—	—
Curtailment loss (gain)	—	47	—	(527)	(4)	—
Special termination benefits	10	—	7	142	—	44

Net periodic benefit cost	$816	$636	$155	$(309)	$150	$186

      During 2004 and 2003, we recorded non-cash settlement charges totaling $257 million and $219 million, respectively, in our Consolidated Statements of Operations. These charges primarily relate to the Pilot Plan and result from lump sum distributions to pilots who retired. We recorded these charges in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.
      Additionally, in the December 2004 quarter we recorded a $527 million curtailment gain related to the elimination of company subsidized retiree medical benefits for eligible employees who retire after January 1, 2006.

Assumptions
      We used the following actuarial assumptions to determine our benefit obligations at September 30, 2004 and 2003, and our net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002, as measured at September 30:

Benefit Obligations	2004	2003

Weighted average discount rate	6.00%	6.125%
Rate of increase in future compensation levels	(1.28)%	1.89%
Assumed healthcare cost trend rate(1)	9.50%	9.00%

Net Periodic Benefit Cost	2004(2)	2003(2)	2002

Weighted average discount rate — pension benefits	6.09%	6.83%	7.75%
Weighted average discount rate — other benefits	6.05%	6.91%	7.75%
Rate of increase in future compensation levels	1.89%	2.47%	4.67%
Expected long-term rate of return on plan assets	9.00%	9.00%	10.00%
Assumed healthcare cost trend rate(1)	9.00%	10.00%	6.25%

(1)	We have implemented a limit on the amount we will pay for postretirement medical benefits for employees eligible for such benefits who retire after November 1, 1993. The assumed healthcare cost trend rate is assumed to decline gradually to 5.00% by 2010 for health plan costs not subject to this limit and to zero by 2007 for health plan costs subject to the limit (2008 for participants covered under the collectively-bargained healthcare plan), and remain level thereafter.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Our 2004 assumptions reflect our quarterly remeasurements (December 31, 2003, March 31, 2004, and June 30, 2004) of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement. Our 2003 assumptions reflect our October 31, 2002 remeasurement of a portion of our obligations and represent the weighted average of the September 30, 2002 and October 31, 2002 assumptions.
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
      Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the APBO for these plans at September 30, 2004, would have the following effects:

(in millions)	1% Increase	1% Decrease

Increase (decrease) in total service and interest cost	$2	$(2)
Increase (decrease) in the APBO	$33	$(30)

Pension Plan Assets
      The weighted-average asset allocation for our pension plans at September 30, 2004 and 2003 is as follows:

	2004	2003

U.S. equity securities	35%	35%
Non-U.S. equity securities	15%	15%
High quality bonds	18%	17%
Convertible and high yield bonds	10%	8%
Private equity	13%	14%
Real estate	9%	11%

Total	100%	100%

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows
      We expect to contribute approximately $275 million to our qualified defined benefit pension plans in 2005. Benefit payments relating to our non-qualified pension plans are expected to be approximately $65 million in 2005 and are funded primarily from current assets. We also expect to contribute approximately $110 million to our defined contribution pension plans in 2005.
      Our other postretirement benefit plans are funded from current assets. We expect to make benefit payments of approximately $190 million in relation to our other postretirement benefit plans in 2005.

Benefit Payments
      Benefit payments are made from both funded benefit plan trusts and from current assets. Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows for the years ending December 31:

		Other
	Pension	Postretirement
(in millions)	Benefits	Benefits

2005	$792	$188
2006	766	189
2007	797	191
2008	812	171
2009	876	163
2010 – 2014	4,519	669

      These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Other Plans
      We also sponsor defined benefit pension plans for eligible Delta employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in 2004, 2003 and 2002.

Defined Contribution Pension Plans

Delta Pilots Money Purchase Pension Plan (“MPPP”)
      We contributed 5% of covered pay to the MPPP for each eligible Delta pilot through December 31, 2004. The MPPP is related to the Delta Pilots Retirement Plan. The defined benefit pension payable to a pilot is reduced by the actuarial equivalent of the accumulated account balance in the MPPP. During the years ended December 31, 2004, 2003, and 2002, we recognized expense of $65 million, $66 million, and $71 million, respectively, for this plan. Although contributions to the MPPP ceased effective December 31, 2004, individual accounts will continue to be credited with investment gains/losses and the actuarial equivalent of the accumulated account balance at retirement will continue to offset the participants defined benefit pension benefit.

Delta Family-Care Savings Plan (“Savings Plan”)
      Our Savings Plan includes an employee stock ownership plan (“ESOP”) feature. Eligible employees may contribute a portion of their covered pay to the Savings Plan.
      Generally, we match 50% of non-pilot employee contributions with a maximum employer contribution of 2% of a participant’s covered pay and provide all eligible Delta pilots with an employer contribution of 3% of their covered pay. Effective January 1, 2005, the employer contribution for eligible Delta pilots was reduced to 2% of their covered pay. Generally, we make our contributions for non-pilots and pilots by allocating Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”), common stock or cash to the Savings Plan. Our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contributions, which are recorded as salaries and related costs in our Consolidated Statements of Operations, totaled $85 million, $81 million, and $85 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      When we adopted the ESOP in 1989, we sold 6,944,450 shares of ESOP Preferred Stock to the Savings Plan for $500 million. We have recorded unearned compensation equal to the value of the shares of ESOP Preferred Stock not yet allocated to participants’ accounts. We reduce the unearned compensation as shares of ESOP Preferred Stock are allocated to participants’ accounts. Dividends on unallocated shares of ESOP Preferred Stock are used for debt service on the Savings Plan’s ESOP Notes and are not considered dividends for financial reporting purposes. Dividends on allocated shares of ESOP Preferred Stock are credited to participants’ accounts and are considered dividends for financial reporting purposes. Only allocated shares of ESOP Preferred Stock are considered outstanding when we compute diluted earnings per share. At December 31, 2004, 3,839,951 shares of ESOP Preferred Stock were allocated to participants’ accounts, and 1,577,784 shares were held by the ESOP for future allocations. See Note 11 for information about changes to our ESOP Preferred Stock dividend and redemption policies.

Pilot Defined Contribution Plan
      We have established a new defined contribution plan for Delta pilots effective January 1, 2005. Eligible pilots will receive a contribution ranging from 0% to 19.2% of covered pay. The amount we will contribute for each pilot is based on the pilot’s age and years of service on January 1, 2005. Pilots hired on or after January 1, 2005 will receive a contribution of 10% of covered pay.

Other Plans
      ASA, Comair and DAL Global Services, Inc., three of our wholly owned subsidiaries, sponsor defined contribution retirement plans for eligible employees. These plans did not have a material impact on our Consolidated Financial Statements in 2004, 2003 and 2002.

Postemployment Benefits
      We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans.
      Postemployment benefit expense was $105 million, $131 million and $62 million for the years ended December 31, 2004, 2003 and 2002, respectively. We include the amount funded in excess of the liability in other noncurrent assets on our Consolidated Balance Sheets. Future period expenses will vary based on actual claims experience and the return on plan assets. Gains and losses occur because actual experience differs from assumed experience. Gains and losses and prior service costs related to our disability and survivorship plans are amortized over the average future service period of employees covered by these plans.

Note 11.	Common and Preferred Stock

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table includes additional information about these plans as of December 31, 2004:

			Shares
	Total Shares	Non-Qualified	Reserved
	Authorized for	Stock Options	for Future
Plan	Issuance	Granted	Grant

2004 broad-based employee stock option plans (1)	62,340,000	62,216,100	124,500
1996 broad-based employee stock option plans (2)	49,400,000	49,400,000	—
Delta 2000 Performance Compensation Plan(3)	16,000,000	13,495,361	6,600,784
Non-Employee Directors’ Stock Option Plan (4)	250,000	119,245	143,615
Non-Employee Directors’ Stock Plan(5)	500,000	—	400,319

(1)	During the December 2004 quarter, we adopted these pilot and non-pilot plans due to the substantial contributions made by employees to our out-of-court restructuring efforts. We did not seek shareowner approval to adopt these plans because the Audit Committee of our Board of Directors determined that the delay necessary in obtaining such approval would seriously jeopardize our financial viability. The New York Stock Exchange accepted our reliance on this exception to its shareowner approval policy. The plans provide that shares reserved for awards that are forfeited are available for future stock option grants.
(2)	In 1996, shareowners approved broad-based pilot and non-pilot stock option plans. Under these two plans, we granted eligible employees non-qualified stock options to purchase a total of 49.4 million shares of common stock in three approximately equal installments on October 30, 1996, 1997 and 1998.
(3)	On October 25, 2000, shareowners approved this plan, which authorizes the grant of stock options and a limited number of other stock awards. The plan amends and restates a prior plan which was also approved by shareowners. No awards have been, or will be, granted under the prior plan on or after October 25, 2000. At December 31, 2004, there were 2.2 million shares of common stock reserved for awards (primarily non-qualified stock options) that were outstanding under the prior plan. The current plan provides that shares reserved for awards under the current or prior plans that are forfeited, settled in cash rather than stock or withheld, plus shares tendered to us in connection with such awards, may be added back to the shares available for future grants under the current plan. At December 31, 2004, 17.9 million shares had been added back pursuant to that provision, including 11.0 million shares canceled under the stock option exchange program discussed below.
(4)	On October 22, 1998, the Board of Directors approved this plan under which each non-employee director may receive an annual grant of non-qualified stock options. This plan provides that shares reserved for awards that are forfeited may be added back to the shares available for future stock option grants.
(5)	In 1995, shareowners approved this plan, which provides that a portion of each non-employee director’s compensation for serving as a director will be paid in shares of common stock. It also permits non-employee directors to elect to receive all or a portion of their cash compensation for service as a director in shares of common stock at current market prices.
     On May 28, 2003, we commenced, with shareowner approval, a stock option exchange program (“Exchange Program”) for eligible employees in our 1996 broad-based stock option plans and the Delta 2000 Performance Compensation Plan. Approximately 45,000 eligible employees could elect to exchange their outstanding stock options with an exercise price of $25 per share or more for a designated fewer number of replacement options with an exercise price equal to the fair market value of the common stock on the grant date of the replacement options. In accordance with the terms of the Exchange Program, we canceled approximately 32 million outstanding stock options on June 25, 2003 and issued, in exchange for the canceled options, approximately 12 million replacement options on December 26, 2003. The exercise price of the replacement options is $11.60, the closing price of our common stock on the grant date. Members of our Board of Directors, including our Chief Executive Officer, were not eligible to participate in the Exchange Program.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes all stock option activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the year	37,893	$31	58,806	$44	51,537	$48
Granted	70,763	6	11,894	12	8,478	21
Exercised	(3)	11	(38)	11	(9)	27
Forfeited	(2,720)	38	(32,769)	47	(1,200)	48

Outstanding at the end of the year	105,933	15	37,893	31	58,806	44

Exercisable at the end of the year	33,337	$33	22,846	$44	45,996	$48

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

				Stock Options
	Stock Options Outstanding			Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock Options	(000)	Life (years)	Price	(000)	Price

$4-$20	85,846	10	$7	13,279	$11
$21-$35	3,997	3	$34	3,991	$34
$36-$50	15,008	3	$49	14,985	$49
$51-$70	1,082	5	$55	1,082	$55

Payment of Dividends
      The determination to pay cash dividends on our ESOP Preferred Stock and our common stock is at the discretion of our Board of Directors, and is also subject to the provisions of Delaware General Corporation Law (“Delaware Law”). Delaware Law provides that a company may pay dividends on its stock only (1) out of its “surplus”, which is generally defined as the excess of the company’s net assets over the aggregate par value of its issued stock, or (2) from its net profits for the fiscal year in which the dividend is paid or from its net profits for the preceding fiscal year.
      In July 2003, our Board of Directors discontinued the payment of quarterly cash dividends on our common stock due to the financial challenges facing Delta. We had previously paid a quarterly dividend of $0.025 per common share.
      Effective December 2003, our Board of Directors suspended indefinitely the payment of dividends on our ESOP Preferred Stock to comply with Delaware Law. At December 31, 2004 and 2003, we had a negative “surplus” (as defined above) and we did not have net profits in any of the years ended December 31, 2004, 2003 and 2002. The terms of the ESOP Preferred Stock provide for cumulative dividends on that stock and prohibit the payment of dividends on our common stock until all cumulative dividends on the ESOP Preferred Stock have been paid. Unpaid dividends on the ESOP Preferred Stock will accrue without interest, until paid, at a rate of $4.32 per share per year. At December 31, 2004 and 2003, accumulated but unpaid dividends on the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ESOP Preferred Stock totaled $35 million and $13 million, respectively, and are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet.
      The GE Commercial Finance Facility and the Amex Facilities include negative covenants that restrict our ability to pay dividends or repurchase stock.

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
      All shares of ESOP Preferred Stock are held of record by the trustee of the Delta Family-Care Savings Plan (see Note 10). At December 31, 2004, 9,294,124 shares of common stock were reserved for the conversion of the ESOP Preferred Stock.
      We are generally required to redeem shares of ESOP Preferred Stock (1) to provide for distributions of the accounts of Savings Plan participants who terminate employment with us and request a distribution and (2) to implement annual diversification elections by Savings Plan participants who are at least age 55 and have participated in the Savings Plan for at least 10 years. In these circumstances, shares of ESOP Preferred Stock are redeemable at a price (“Redemption Plan”) equal to the greater of (1) $72.00 per share or (2) the fair value of the shares of common stock issuable upon conversion of the ESOP Preferred Stock to be redeemed, plus, in either case, accrued and unpaid dividends on the shares of ESOP Preferred Stock to be redeemed. Under the terms of the ESOP Preferred Stock, we may pay the Redemption Price in cash, shares of common stock (valued at fair market value), or in a combination thereof.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The rights expire on November 4, 2006. We may redeem the rights for $0.01 per right at any time before a person becomes the beneficial owner of 15% or more of our common stock. We may amend the rights in any respect so long as the rights are redeemable. At December 31, 2004, 2,250,000 shares of preferred stock were reserved for issuance under the Shareowner Rights Plan.

Note 12.	Comprehensive Income (Loss)
      Comprehensive income (loss) includes (1) reported net income (loss); (2) the additional minimum pension liability; (3) effective unrealized gains and losses on fuel derivative instruments that qualify for hedge accounting; and (4) unrealized gains and losses on marketable equity securities. The following table shows our comprehensive loss for the years ended December 31, 2004, 2003 and 2002:

(in millions)	2004	2003	2002

Net loss	$(5,198)	$(773)	$(1,272)
Other comprehensive loss	(20)	(776)	(1,587)

Comprehensive loss	$(5,218)	$(1,549)	$(2,859)

      The following table shows the components of accumulated other comprehensive income (loss) at December 31, 2004, 2003 and 2002, and the activity for the years then ended:

	Additional
	Minimum		Fuel	Marketable
	Pension		Derivative	Equity
(in millions)	Liability		Instruments	Securities	Other	Total

Balance at December 31, 2001	$—		$25	$(1)	$1	$25

Additional minimum pension liability adjustment	(2,558)		—	—	—	(2,558)
Unrealized gain (loss)	—		143	(9)	(2)	132
Realized (gain) loss	—		(136)	4	—	(132)
Tax effect	972		(3)	1	1	971

Net of tax	(1,586)		4	(4)	(1)	(1,587)

Balance at December 31, 2002	(1,586)		29	(5)	—	(1,562)

Additional minimum pension liability adjustments	(1,268)		—	—	—	(1,268)
Unrealized gain	—		159	6	—	165
Realized gain	—		(152)	(5)	—	(157)
Impairment	—		—	8	—	8
Tax effect	482		(2)	(4)	—	476

Net of tax	(786)		5	5	—	(776)

Balance at December 31, 2003	(2,372)		34	—	—	(2,338)

Additional minimum pension liability adjustments	71		—	—	—	71
Unrealized gain	—		50	—	—	50
Realized gain	—		(105)	—	—	(105)
Tax effect	(57	)(1)	21	—	—	(36)

Net of tax	14		(34)	—	—	(20)

Balance at December 31, 2004	$(2,358)		$—	$—	$—	$(2,358)

(1)	Includes approximately $30 million of valuation allowance against our deferred tax assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We did not have any fuel hedge contracts at December 31, 2004. See Notes 4 and 10 for additional information related to our fuel hedge contracts and our additional minimum pension liability, respectively.

Note 13.	Geographic Information
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires us to disclose certain information about our operating segments. Operating segments are defined as components of an enterprise with separate financial information which is evaluated regularly by the chief operating decision-maker and is used in resource allocation and performance assessments.
      We are managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network that includes Mainline (including Song) and our regional affiliates. The flight equipment of all three carriers is combined to form one fleet which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results, not the individual results of Mainline (including Song) and our regional affiliates.
      Operating revenues are assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenues by geographic region for the years ended December 31, 2004, 2003, and 2002 are summarized in the following table:

(in millions)	2004	2003	2002

North America	$12,192	$11,672	$11,339
Atlantic	2,054	1,770	1,860
Pacific	141	107	127
Latin America	615	538	540

Total	$15,002	$14,087	$13,866

      Our tangible assets consist primarily of flight equipment which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

Note 14.	Restructuring, Asset Writedowns, Pension Settlements and Related Items, Net

2004
      In 2004, we recorded a $41 million net gain in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

•	Elimination of Retiree Healthcare Subsidy. During the December 2004 quarter, we recorded a $527 million gain related to our decision to eliminate the company provided healthcare coverage subsidy for employees who retire after January 1, 2006 (see Note 10).

•	Pension Settlements. During 2004, we recorded $251 million in settlement charges related to our pilots’ defined benefit pension plan due to a significant increase in pilot retirements (see Note 10).

•	Workforce Reductions. During the December 2004 quarter, we recorded a $194 million charge related to our decision to reduce staffing by approximately 6,000 to 7,000 jobs across all workgroups, excluding pilots, by December 2005. This charge included $152 million related to special termination benefits (see Note 10) and $42 million related to employee severance charges. We offered eligible non-pilot employees several voluntary programs, including a travel option and early retirement program. Approximately 3,400 employees elected to participate in one of these programs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Asset Impairment Charge. During the September 2004 quarter, we recorded a $41 million non-cash aircraft impairment charge related to our agreement to sell eight owned MD-11 aircraft. In October 2004, we sold these aircraft and related inventory to a third party for $227 million.

2003
      In 2003, we recorded $268 million in net charges ($169 million net of tax) in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

•	Pension Settlement. During the December 2003 quarter, we recorded a $212 million non-cash charge related to our pilots’ defined benefit pension plan due to a significant increase in pilot retirements (see Note 10).

•	Pension and Postretirement Curtailment. During the March 2003 quarter, we recorded a $43 million net charge for costs associated with the 2002 workforce reduction program. This charge relates to a net curtailment loss under certain of our pension and postretirement medical benefit plans (see Note 10). See below for additional information about our 2002 workforce reduction programs.

•	Planned Sale of Aircraft. During the December 2003 quarter, we recorded a $41 million charge as a result of a definitive agreement to sell 11 B737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005 (see Note 8).

•	Other. During 2003, we recorded a $28 million reduction to operating expenses based primarily on revised estimates of remaining costs associated with prior year restructuring reserves (see Note 15).

2002
      In 2002, we recorded $439 million in net charges ($277 million net of tax) in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

•	Fleet Changes. We recorded $225 million in net asset impairments and other charges due to significant changes we made to our fleet plan in 2002 (1) to reduce costs through fleet simplification and capacity reductions and (2) to decrease capital expenditures through aircraft deferrals. These actions are discussed below.

During the September 2002 quarter, we recorded an impairment charge, shown in the table below, related to 59 owned B727 aircraft. This included the impairment of (1) 23 B727 aircraft used in operations due to a further reduction in their estimated future cash flows and fair values since our impairment review in 2001 and (2) 36 B727 aircraft held for sale due to a further decline in their fair values less the cost to sell since our impairment review in 2001. The aircraft held for sale were sold as part of our fleet simplification plan during 2003; the net book value of these aircraft was included in other noncurrent assets on our Consolidated Balance Sheet at December 31, 2002, and was not material.

During the September 2002 quarter, we decided to temporarily remove from service our MD-11 aircraft, beginning in early 2003. As a result of this decision, we recorded an impairment charge, shown in the table below, related to our eight owned MD-11 aircraft to reflect the further reduction in estimated future cash flows and fair values of these aircraft since our impairment review in 2001. The MD-11 aircraft were replaced on international routes by B767-300ER aircraft that had been used in our domestic system. We used smaller Mainline aircraft to replace the B767-300ER aircraft on domestic routes, thereby reducing our domestic capacity.

During the December 2002 quarter, we decided to return to service, beginning in 2003, nine leased B737-300 aircraft which we had removed from operations. This decision was based on (1) capacity and operating cost considerations and (2) our inability to sublease the B737-300

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aircraft due to the difficult business environment facing the airline industry after September 11, 2001. During the June 2001 quarter, we decided to remove from service the B737-300 aircraft and recorded a reserve for future lease payments less estimated sublease income. Due to our decision to return these aircraft to service, we reversed the remaining $56 million reserve related to these B737-300 aircraft.

During the December 2002 quarter, we entered into an agreement with Boeing to defer 31 mainline aircraft previously scheduled for delivery in 2003 and 2004. As a result of these deferrals, we had no Mainline aircraft deliveries in 2003 and 2004. We incurred a $30 million charge related to these deferrals.

During the December 2002 quarter, we decided to accelerate the retirement of 37 owned EMB-120 aircraft to achieve costs savings and operating efficiencies. We removed these aircraft from service during 2003. The accelerated retirement of these aircraft as well as a reduction in their estimated future cash flows and fair values resulted in an impairment charge.

During 2002, we recorded the following impairment charges for our owned B727, MD-11 and EMB-120 aircraft:

	Used in Operations(1)		Held for Sale

		No. of		No. of		Spare
(dollars in millions)	Writedown(2)	Aircraft	Writedown	Aircraft	Subtotal	Parts(3)	Total

B727	$24	23	$37	36	$61	$—	$61
MD-11	141	8	—	—	141	18	159
EMB-120	27	37	—	—	27	4	31

Total	$192		$37		$229	$22	$251

(1)	Reflects the classification of these aircraft at the time of the 2002 impairment analysis, which may differ from the classification at December 31, 2004.
(2)	The fair value of aircraft used in operations was determined using third party appraisals.
(3)	Charges related to the writedown of the related spare parts inventory to their net realizable value.

•	Workforce Reductions. We recorded a $127 million charge related to our decision in October 2002 to reduce staffing by up to approximately 8,000 jobs across all workgroups, excluding pilots. We offered eligible non-pilot employees several programs, including voluntary severance, leaves of absence and early retirement. Approximately 3,900 employees elected to participate in one of these programs. Involuntary reductions were expected to affect approximately 4,000 employees (see Note 15).

The total charge includes (1) $51 million for costs associated with the voluntary programs that were recorded as special termination benefits under our pension and postretirement medical benefit obligations (see Note 10) and (2) $76 million for severance and related costs.

•	Surplus Pilots and Grounded Aircraft. We recorded $93 million in expenses for the temporary carrying cost of surplus pilots and grounded aircraft related to our capacity reductions which became effective on November 1, 2001. This cost also included related requalification training and relocation costs for certain pilots.

•	Other. We recorded (1) a $23 million gain related to the adjustment of certain prior year restructuring reserves based on revised estimates of remaining costs; (2) a $14 million charge associated with our decision to close certain leased facilities; and (3) a $3 million charge related to other items (see Note 15).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Restructuring and Other Reserves
      The following table shows changes in our restructuring and other reserve balances as of December 31, 2004, 2003, and 2002, and the associated activity for the years then ended:

	Restructuring and Other Charges

			Severance and Related Costs

		Facilities	Workforce Reduction Programs
	Leased	and
(in millions)	Aircraft	Other	2004	2002	2001

Balance at December 31, 2001	$70	$74	$—	$—	$47

Additional costs and expenses	—	14	—	76	—
Payments	(14)	(9)	—	(5)	(35)
Adjustments	(56)	(14)	—	—	(9)

Balance at December 31, 2002	—	65	—	71	3

Payments	—	(9)	—	(45)	(2)
Adjustments	—	(9)	—	(21)	—

Balance at December 31, 2003	—	47	—	5	1

Additional costs and expenses	—	—	42	—	—
Payments	—	(8)	—	(2)	(1)
Adjustments	—	(1)	—	(3)	—

Balance at December 31, 2004	$—	$38	$42	$—	$—

      The leased aircraft reserve represented future lease payments under operating leases for nine B737-300 aircraft previously removed from service prior to the lease expiration date, less estimated sublease income. Due to changes in our fleet plan during the December 2002 quarter, we (1) reversed the remaining $56 million balance of this reserve and (2) returned these aircraft to service in 2003.
      The facilities and other reserve represents costs related primarily to (1) future lease payments for facility closures and (2) contract termination fees. During 2003, we recorded a $9 million adjustment to prior year reserves based on revised estimates of remaining costs primarily due to changes in certain facility lease terms. During 2002, we recorded a $14 million adjustment to prior year reserves based on revised estimates of remaining costs.
      The severance and related costs reserve represents future payments associated with our 2004, 2002 and 2001 voluntary and involuntary workforce reduction programs. At December 31, 2004, the $42 million balance related to the 2004 workforce reduction programs represents severance and medical benefits for employees who qualified for the programs; this amount will be paid during 2005. During 2003, we recorded a $21 million adjustment to prior year reserves based on revised estimates of remaining costs primarily due to fewer employee reductions under our 2002 involuntary workforce reduction program than originally anticipated because of higher than expected reductions from attrition and retirements.
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
      See Note 14 for additional information about the charges discussed above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Equity Investments

WORLDSPAN, L.P. (“Worldspan”)
      On June 30, 2003, we sold our 40% equity investment in Worldspan, which operates and markets a computer reservation system for the travel industry. In exchange for the sale of our equity interest, we received (1) $285 million in cash and (2) a $45 million subordinated promissory note, which bears interest at 10% per annum and matures in 2012. As a result of this transaction, we recorded a gain of $279 million ($176 million net of tax) in other income (expense) on our 2003 Consolidated Statement of Operations. In addition, we will receive credits totaling approximately $125 million, which will be recognized ratably as a reduction of costs through 2012, for future Worldspan-provided services (“Worldspan Credits”). The carrying and fair value of the subordinated promissory note was $36 million and $38 million at December 31, 2004 and 2003, respectively, which reflects a writedown resulting from a decrease in its fair value. This note was classified as a trading security under SFAS 115 (see Note 1).
      On January 10, 2005, Worldspan redeemed the subordinated promissory note for $36 million, which represented the carrying value of the note as of December 31, 2004. As part of this transaction, we agreed that Worldspan may elect to prepay all of the remaining Worldspan Credits at any time on or before December 31, 2005. The prepayment amounts range from approximately $64 million to approximately $72 million depending on when the election is made.
      Our equity earnings from this investment totaled $18 million and $43 million for the years ended December 31, 2003 and 2002, respectively. We also received cash dividends from Worldspan of $44 million and $40 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2002, our Worldspan investment of $57 million was recorded in other noncurrent assets on our Consolidated Balance Sheet.
      Worldspan provides us with computer reservation and related services for which we paid approximately $90 million for the six-months ended June 30, 2003 and approximately $180 million for the year ended December 31, 2002. As discussed above, we sold our equity interest in Worldspan on June 30, 2003.

Orbitz, Inc. (“Orbitz”)
      During November 2004, we sold our remaining ownership and voting interest in Orbitz for approximately $143 million. We recognized an approximately $123 million gain on this transaction.
      During December 2003, Orbitz completed its initial public offering and the founding airlines of Orbitz, including us, sold a portion of their Orbitz shares. We received $33 million from our sale of Orbitz shares. Additionally, we recorded (1) a SAB 51 gain of $18 million, net of tax, in additional paid-in capital on our Consolidated Balance Sheet (see Note 1 for our SAB 51 accounting policy); (2) a $28 million gain ($17 million net of tax) in other income (expense) on our Consolidated Statement of Operations from our sale of Orbitz shares; and (3) a $4 million loss ($2 million net of tax) in other income (expense) on our Consolidated Statement of Operations from previously unrecognized Orbitz losses since our recorded investment in Orbitz was zero prior to its initial public offering.
      As a result of our sale of a portion of our Orbitz shares in December 2003, we had a 13% ownership interest and an 18% voting interest in Orbitz. Prior to that transaction, we had an 18% ownership and voting interest in Orbitz. We accounted for our investment in Orbitz under the equity method because we had the ability to exercise significant influence, but not control, over that company’s financial and operating policies. This ability was evidenced by, among other things, our right to appoint at least one of our senior officers to the Board of Directors of Orbitz.
      For the years ended December 31, 2004, 2003 and 2002, the gains (losses) recorded from our investment in Orbitz were not material to our Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Earnings (Loss) per Share (“EPS”)
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
      The following table shows our computation of basic and diluted loss per share:

Years Ended December 31,
(in millions, except per share data)	2004	2003	2002

Basic and diluted:
Net loss	$(5,198)	$(773)	$(1,272)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(19)	(17)	(15)

Net loss available to common shareowners	$(5,217)	$(790)	$(1,287)
Weighted average shares outstanding	127.0	123.4	123.3

Basic and diluted loss per share	$(41.07)	$(6.40)	$(10.44)

      For the years ended December 31, 2004, 2003 and 2002, we excluded from our loss per share calculations all common stock equivalents, which primarily include stock options, our ESOP Preferred Stock and shares of common stock issuable upon conversion of our 8.0% Notes and our 2 7/8% Notes (as applicable), because their effect on loss per share was anti-dilutive. The common stock equivalents totaled 78.8 million, 51.9 million and 61.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      During 2004, we adopted EITF 04-08, which is effective for reporting periods ending after December 15, 2004, and requires the restatement of prior period diluted earnings per share amounts for contingently convertible securities. We have outstanding two classes of contingently convertible debt securities: (1) 8.0% Notes, which we issued in June 2003, and (2) 2 7/8% Notes, which we issued in February 2004. See Note 6 for additional information about these convertible notes.
      Due to the adoption of EITF 04-08 as of December 31, 2004, we restated our diluted earnings per share for the three months ended June 30, 2003 to include the dilutive impact of the 12.5 million shares of common stock issuable upon conversion of the 8.0% Notes. All other quarterly and annual diluted EPS calculations for periods ending before December 31, 2004 were not impacted by our adoption of EITF 04-08 due to the anti-dilutive nature of these securities. Additionally, we will include the shares of common stock issuable upon conversion of the 8.0% Notes and 2 7/8% Notes in our future diluted earnings per share calculations, unless the inclusion of these shares is anti-dilutive.

Note 18.	Government Compensation and Reimbursements

Appropriations Act Reimbursements
      On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (“Appropriations Act”), which provides for, among other things:

•	Payments for Certain Security Fees. Payments totaling $2.3 billion from the U.S. government to U.S. air carriers for the reimbursement of certain passenger and air carrier security fees.

•	Executive Compensation Limits. A requirement that certain airlines which receive the security fee payments described above enter into a contract with the Transportation Security Administration (“TSA”) agreeing that the air carrier will not provide total cash compensation (as defined in the Appropriations Act) during the 12-month period beginning April 1, 2003 to certain executive officers during its fiscal year 2002 in an amount greater than the annual salary paid to that officer with respect to the air carrier’s fiscal year 2002. An air carrier that violates this

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement is required to repay its security fee payments described above. We are subject to this requirement and have entered into the required contract with the TSA.

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

Stabilization Act Compensation
      On September 22, 2001, the Air Transportation Safety and System Stabilization Act (“Stabilization Act”) became effective. The Stabilization Act was intended to preserve the viability of the U.S. air transportation system following the terrorist attacks on September 11, 2001 by, among other things, (1) providing for payments from the U.S. Government totaling $5 billion to compensate U.S. air carriers for losses incurred from September 11, 2001 through December 31, 2001 as a result of the September 11 terrorist attacks and (2) permitting the Secretary of Transportation to sell insurance to U.S. air carriers. See Note 8 for additional information about war-risk insurance.
      We received $668 million as compensation under the Stabilization Act, including $112 million in the year ended December 31, 2002. Due to uncertainties regarding the U.S. government’s calculation of compensation, we recognized $634 million of this amount in our 2001 Consolidated Statement of Operations. We recognized the remaining $34 million of this compensation in our 2002 Consolidated Statement of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19.     Valuation and Qualifying Accounts
      The following table shows our valuation and qualifying accounts as of December 31, 2004, 2003 and 2002, and the associated activity for the years then ended:

			Allowance for:

				Obsolescence
				of Expendable
		Restructuring	Uncollectible	Parts &
	Leased	and Other	Accounts	Supplies	Deferred Tax
(in millions)	Aircraft(1)	Charges(1)	Receivable(2)	Inventory(3)	Assets

Balance at December 31, 2001	$70	$121	$43	$139	$16

Additional costs and expenses	—	90	21	51	—
Payments and deductions	(70)	(72)	(31)	(7)	—

Balance at December 31, 2002	—	139	33	183	16

Additional costs and expenses	—	—	34	11	9
Payments and deductions	—	(86)	(29)	(11)	—

Balance at December 31, 2003	—	53	38	183	25

Additional costs and expenses	—	42	32	15	2,508 (4)
Payments and deductions	—	(15)	(32)	(14)	(133)

Balance at December 31, 2004	$—	$80	$38	$184	$2,400

(1)	See Notes 14 and 15 for additional information related to leased aircraft and restructuring and other charges.
(2)	The payments and deductions related to the allowance for uncollectible accounts receivable represent the write-off of accounts considered to be uncollectible, less recoveries.
(3)	These additional costs and expenses in 2002 include the charges related to the writedown of certain aircraft spare parts inventory to their net realizable value (see Note 14).
(4)	Approximately $30 million of this amount was recorded in accumulated other comprehensive loss on our 2004 Consolidated Balance Sheet (see Note 12).
Note 20.     Subsequent Events
      On March 4, 2005, we exchanged $176 million principal amount of enhanced equipment trust certificates due in November 2005 (“Exchanged Certificates”) for a like aggregate principal amount of enhanced equipment trust certificates due in September 2006 and January 2008 (“Replacement Certificates”). The interest rate on the Exchanged and Replacement Certificates is 9.11%.
      Due to the completion of this transaction, the $176 million principal amount of debt maturities is recorded in the tables in Note 6 in accordance with the maturity dates of the Replacement Certificates.

Note 21.	Quarterly Financial Data (Unaudited)
      The following table summarizes our unaudited quarterly results of operations for 2004 and 2003:

	Three Months Ended
2004
(in millions, except per share data)	March 31	June 30	September 30	December 31

Operating revenues	$3,529	$3,961	$3,871	$3,641
Operating loss	$(388)	$(241)	$(423)	$(2,256)
Net loss	$(383)	$(1,963)	$(646)	$(2,206)
Basic loss per share	$(3.12)	$(15.79)	$(5.16)	$(16.58)
Diluted loss per share	$(3.12)	$(15.79)	$(5.16)	$(16.58)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
2003
(in millions, except per share data)	March 31	June 30(3)	September 30	December 31

Operating revenues	$3,324	$3,496	$3,657	$3,610
Operating income (loss)	$(535)	$196	$(81)	$(365)
Net income (loss)	$(466)	$184	$(164)	$(327)
Basic income (loss) per share(1)	$(3.81)	$1.46	$(1.36)	$(2.69)
Diluted earnings (loss) per share(1)	$(3.81)	$1.37	$(1.36)	$(2.69)

(1)	The sum of the quarterly earnings (loss) per share does not equal the annual loss per share due to changes in average shares outstanding.

(2)	Diluted earnings per share for the June 2003 quarter reflects the changes from the adoption of EITF 04-08 (see Note 17 for additional information about this guidance as well as the change in the earnings per share calculation). Due to the adoption of EITF 04-08, our diluted earnings per share decreased by $0.03 per share during that quarter.
     The comparability of our financial results during 2004 and 2003 was materially impacted by certain events, as discussed below:

•	During 2004, primarily in the June 2004 quarter, we recorded a valuation allowance against substantially all of our net deferred tax assets. See Note 9 for additional information about this charge.

•	In December 2004, we recorded impairment charges related to goodwill and indefinite-lived intangible assets. See Note 5 for additional information about these charges.

•	During 2004, we recorded a gain as well as charges related to restructuring, asset writedowns, pension settlements and related items, net. See Note 14 for additional information about these items.

•	During the March 2003 and December 2003 quarters, we recorded certain pension and postretirement related charges. See Note 10 for additional information about these charges.

•	In June 2003, we received Appropriations Act reimbursements from the U.S. government for certain passenger and air carrier security fees. See Note 18 for additional information about this matter.

•	In 2004, we sold our investment in Orbitz, recognizing a gain in the December 2004 quarter. During 2003, we recorded gains on the sale of certain investments. These gains primarily related to (1) the sale of our investment in Worldspan in June 2003 and (2) our sale of a portion of our investment in Orbitz in December 2003. See Note 16 for additional information about these sales.