Form 10-K/A
period 2004-12-31
DELTA AIR LINES INC /DE/
filed 2005-03-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

      We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 10, 2005, to re-file Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm. The original filing inadvertently omitted the conformed signature of Deloitte & Touche LLP on that Exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

DELTA AIR LINES, INC.

By:	/s/ LESLIE P. KLEMPERER

Leslie P. Klemperer
Secretary