Form 10-Q
period 2005-03-31
DELTA AIR LINES INC /DE/
filed 2005-05-10
CIK 27904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule
12b-2 of the Exchange Act).
Yes ☑   No ☐

Number of shares outstanding by each class of common stock,
as of April 30, 2005:

Common Stock, $1.50 par value - 143,646,694 shares outstanding

This document is also available on our web site at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Risk Factors Relating to Delta” and “Risk Factors Relating to the Airline Industry” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits
SIGNATURE
Exhibit Index
EX-12 STATEMENT REGARDING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15 LETTER FROM DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	March 31,	December 31,
ASSETS	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,646	$1,463
Short-term investments	169	336
Restricted cash	358	348
Accounts receivable, net of an allowance for uncollectible accounts of $40 at March 31, 2005 and $38 at December 31, 2004	892	696
Expendable parts and supplies inventories, net of an allowance for obsolescence of $188 at March 31, 2005 and $184 at December 31, 2004	222	203
Prepaid expenses and other	554	560

Total current assets	3,841	3,606

PROPERTY AND EQUIPMENT:
Flight equipment	20,719	20,627
Accumulated depreciation	(6,783)	(6,612)

Flight equipment, net	13,936	14,015

Flight and ground equipment under capital leases	517	717
Accumulated amortization	(184)	(364)

Flight and ground equipment under capital leases, net	333	353

Ground property and equipment	4,837	4,805
Accumulated depreciation	(2,759)	(2,706)

Ground property and equipment, net	2,078	2,099

Advance payments for equipment	89	89

Total property and equipment, net	16,436	16,556

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization of $185 at March 31, 2005 and December 31, 2004	77	79
Restricted investments for Boston airport terminal project	90	127
Other noncurrent assets	1,066	1,206

Total other assets	1,460	1,639

Total assets	$21,737	$21,801

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	March 31,	December 31,
LIABILITIES AND SHAREOWNERS’ DEFICIT	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,030	$893
Accounts payable, deferred credits and other accrued liabilities	1,698	1,560
Air traffic liability	2,149	1,567
Taxes payable	594	499
Accrued salaries and related benefits	1,195	1,151
Accrued rent	143	271

Total current liabilities	6,809	5,941

NONCURRENT LIABILITIES:
Long-term debt and capital leases	12,545	12,507
Long-term debt issued by Massachusetts Port Authority	498	498
Postretirement benefits	1,756	1,771
Accrued rent	637	633
Pension and related benefits	5,031	5,099
Other	299	340

Total noncurrent liabilities	20,766	20,848

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	363	376
Deferred revenue and other credits	151	155

Total deferred credits	514	531

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 4)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 5,258,208 shares issued and outstanding at March 31, 2005, and 5,417,735 shares issued and outstanding at December 31, 2004	378	390
Unearned compensation under employee stock ownership plan	(101)	(113)

Total Employee Stock Ownership Plan Preferred Stock	277	277

SHAREOWNERS’ DEFICIT:
Common stock, $1.50 par value; 450,000,000 shares authorized; 190,745,445 shares issued at March 31, 2005 and December 31, 2004	286	286
Additional paid-in capital	2,944	3,052
Accumulated deficit	(5,449)	(4,373)
Accumulated other comprehensive loss	(2,126)	(2,358)
Treasury stock at cost, 48,383,519 shares at March 31, 2005 and 50,915,002 shares at December 31, 2004	(2,284)	(2,403)

Total shareowners’ deficit	(6,629)	(5,796)

Total liabilities and shareowners’ deficit	$21,737	$21,801

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2005	2004

OPERATING REVENUES:
Passenger
Mainline	$2,649	$2,560
Regional affiliates	690	681
Cargo	132	122
Other, net	176	166

Total operating revenues	3,647	3,529

OPERATING EXPENSES:
Salaries and related costs	1,411	1,609
Aircraft fuel	884	574
Depreciation and amortization	313	307
Contracted services	272	241
Contract carrier arrangements	204	237
Landing fees and other rents	215	217
Aircraft maintenance materials and outside repairs	177	157
Aircraft rent	143	181
Passenger commissions and other selling expenses	192	173
Passenger service	84	78
Pension settlements, asset writedowns, restructuring and related items	531	—
Other	178	143

Total operating expenses	4,604	3,917

OPERATING LOSS	(957)	(388)

OTHER INCOME (EXPENSE):
Interest expense	(268)	(194)
Interest income	14	13
Fair value adjustments of SFAS 133 derivatives	(2)	(23)
Miscellaneous expense, net	(2)	(6)

Total other expense, net	(258)	(210)

LOSS BEFORE INCOME TAXES	(1,215)	(598)

INCOME TAX BENEFIT	144	215

NET LOSS	(1,071)	(383)

PREFERRED STOCK DIVIDENDS	(5)	(4)

NET LOSS ATTRIBUTABLE TO COMMON SHAREOWNERS	$(1,076)	$(387)

BASIC AND DILUTED LOSS PER SHARE	$(7.64)	$(3.12)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	140,924,006	123,879,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Three Months Ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,071)	$(383)
Adjustments to reconcile net loss to cash provided by (used in) operating activities, net	519	(338)
Changes in certain assets and liabilities, net	717	414

Net cash provided by (used in) operating activities	165	(307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(223)	(157)
Ground property and equipment	(66)	(92)
Proceeds from the sale of flight equipment	178	—
Decrease in restricted investments related to Boston airport terminal project	37	56
Other, net	7	1

Net cash used in investing activities	(67)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(210)	(596)
Issuance of long-term obligations	295	550
Other, net	—	(12)

Net cash provided by (used in) financing activities	85	(58)

Net increase (decrease) in cash and cash equivalents	183	(557)
Cash and cash equivalents at beginning of period	1,463	2,170

Cash and cash equivalents at end of period	$1,646	$1,613

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$185	$158
Income taxes, net	$2	$—

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$85	$55
Dividends payable on ESOP preferred stock	$5	$6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Statistical Summary (1)
(Unaudited)

	Three Months Ended
	March 31,
	2005		2004

Consolidated:
Revenue Passenger Miles (millions) (2)	28,176		25,199
Available Seat Miles (millions) (2)	37,877		35,749
Passenger Mile Yield (2)	11.85	¢	12.86	¢
Operating Revenue Per Available Seat Mile (2)	9.63	¢	9.87	¢
Passenger Revenue Per Available Seat Mile (2)	8.81	¢	9.07	¢
Operating Cost Per Available Seat Mile (2)	12.16	¢	10.96	¢
Passenger Load Factor (2)	74.39%		70.49%
Breakeven Passenger Load Factor (2)	95.71%		78.92%
Passengers Enplaned (thousands) (2)	29,230		27,356
Fuel Gallons Consumed (millions)	624		603
Average Price Per Fuel Gallon, Net of Hedging Gains	141.72	¢	95.23	¢
Number of Aircraft in Fleet, End of Period	841		838
Full-Time Equivalent Employees, End of Period	66,500		69,900

Mainline:
Revenue Passenger Miles (millions)	24,485		21,814
Available Seat Miles (millions)	32,461		30,486
Operating Cost Per Available Seat Mile	11.62	¢	10.38	¢
Number of Aircraft in Fleet, End of Period	535		550

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	Includes the operations of Flyi, Inc. (formerly Atlanta Coast Airlines) (March 2004 quarter only), Chautauqua Airlines, Inc., and SkyWest Airlines Inc., under our contract carrier arrangements with those airlines. For additional information about our contract carrier arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

DELTA AIR LINES, INC.
Aircraft Fleet Table  (1)
(Unaudited)

Our aircraft fleet, orders, options and rolling options at March 31, 2005 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet (2) (3) (4)
		Capital	Operating		Average				Rolling
Aircraft Type	Owned	Lease	Lease	Total	Age	Orders		Options	Options

B-737-200	6	8	32	46	20.1	—		—	—
B-737-300	—	—	26	26	18.4	—		—	—
B-737-800	71	—	—	71	4.4	56	(5)	60	168
B-757-200	77	10	34	121	13.5	—		—	—
B-767-200	15	—	—	15	21.9	—		—	—
B-767-300	4	10	14	28	15.2	—		—	—
B-767-300ER	50	—	9	59	9.1	—		10	6
B-767-400	21	—	—	21	4.1	—		21	—
B-777-200	8	—	—	8	5.2	5		20	5
MD-11	1	—	3	4	12.1	—		—	—
MD-88	63	16	41	120	14.8	—		—	—
MD-90	16	—	—	16	9.3	—		—	—
ATR-72	4	—	10	14	11.2	—		—	—
CRJ-100/200	111	—	123	234	5.3	27	(6)	120	—
CRJ-700	58	—	—	58	1.6	—	(6)	117	—

Total	505	44	292	841		88		348	179

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	The table above does not include 30 Fairchild Dornier FRJ-328 regional jet aircraft the leases for which we assumed in March 2005, or 12 CRJ-200 aircraft that we will lease from GECC. For additional information about these aircraft, see “Contract Carrier Agreements” and “Other Contingences — GECC Aircraft,” respectively, in Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

(3)	During the March 2005 quarter, we (1) retired six leased B-737-200 aircraft (see Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q); (2) reclassified two leased B-737-200 aircraft from capital to operating in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” due to changes in the lease terms; (3) returned three ATR-72 aircraft to the lessor; and (4) accepted delivery of five CRJ-200 aircraft.

(4)	The above table includes three B-737-200 aircraft and four MD-11 aircraft which are temporarily grounded.

(5)	In October 2003, we entered into a definitive agreement with a third party to sell 11 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2005. Five of these B-737-800 aircraft were delivered to us and immediately sold in the March 2005 quarter. The six remaining aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer. For additional information about our sale agreement, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

(6)	Subsequent to March 31, 2005, we converted four orders for CRJ-200 aircraft to four orders for CRJ-700 aircraft. For additional information about these conversions, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

1. ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Form 10-K”).

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

     Due to seasonal variations in the demand for air travel and other factors, operating results for the three months ended March 31, 2005 are not necessarily indicative of operating results for the entire year.

Business Environment

Financial Results

     We recorded an unaudited consolidated net loss of $1.1 billion in the three months ended March 31, 2005. This loss reflects the substantial challenges we face due to historically high aircraft fuel prices and a sharp decline in passenger mile yield. As discussed elsewhere in this Form 10-Q, our financial results for the March 2005 quarter included a $387 million net charge due to pension settlements, asset writedowns, restructuring and related items, and an income tax benefit associated with adjustments to our additional minimum pension liability. Our cash and cash equivalents and short-term investments were $1.8 billion at March 31, 2005.

     Historically high aircraft fuel prices are having a significant adverse effect on our financial performance. Fuel expense increased 54%, or $310 million, in the March 2005 quarter compared to the corresponding period in 2004, with approximately 94%, or

$290 million, of this increase due to higher fuel prices. Our average fuel price per gallon was $1.42 for the March 2005 quarter, a 49% increase over the same period a year ago. Fare increases implemented during the March 2005 quarter in response to rising aircraft fuel prices offset only a small portion of those cost increases. During the March 2005 quarter, we had no hedges or contractual arrangements in place to reduce our fuel costs below market levels, and we have no such arrangements that would reduce our costs below market levels in future periods.

     A weak pricing environment is also having a materially negative impact on our financial results. Although revenue passenger miles (“RPMs”), or traffic, rose 12% in the March 2005 quarter compared to the corresponding period in 2004, passenger revenue increased only 3% due to an 8% decrease in passenger mile yield on a year-over-year basis. We believe the decrease in passenger mile yield reflects permanent changes in the airline industry revenue environment due to various factors, including the continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida. The decline in passenger mile yield also reflects the fact that we compete with airlines operating under Chapter 11 of the U.S. Bankruptcy Code.

     Our transformation plan, which is discussed in our Form 10-K and below, is intended to position us to achieve long-term success by appropriately aligning our cost structure with the revenue we can generate, and by enabling us to compete with low-cost carriers. Historically high aircraft fuel prices are, however, masking the progress we are making under our transformation plan. Accordingly, we believe that actions in addition to those contemplated by our transformation plan are essential if we are to achieve our goals. Therefore, we are evaluating potential strategies intended to further reduce our cost structure and to increase our liquidity. These strategies include additional cost reductions and revenue initiatives; further reductions in capital spending; potential asset sales; and accessing the capital markets by issuing equity or convertible debt securities. There can be no assurance that we will be able to implement any of these strategies or that these strategies, if implemented, will be sufficient to enable us to maintain adequate liquidity.

Our Transformation Plan

     On September 8, 2004, we outlined key elements of our transformation plan, which is intended to deliver approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), while also improving the service we provide to our customers. By the end of 2004, we had achieved approximately $2.3 billion of the $5 billion in targeted benefits under our previously implemented profit improvement program. We believe we are on track to achieve the remaining $2.7 billion in targeted benefits under our transformation plan. By the end of September 2005, we expect to implement initiatives that are intended to realize materially all of the targeted benefits.

     During the March 2005 quarter, we took several key actions under our transformation plan, including:

•	The implementation of Operation Clockwork, the redesign of our primary hub in Atlanta from a banked to a continuous hub to improve reliability and to reduce congestion. As a result of operational efficiencies from this initiative, we were able to increase system-wide capacity with the same number of aircraft.

•	The dehubbing of our Dallas–Fort Worth operation and redeploying aircraft used in that market to grow our hub operations in Atlanta, Cincinnati and Salt Lake City, as well as offering new destinations and expanded frequencies in key focus cities such as New York City and Orlando.

•	The expansion of our SimpliFaresTM initiative within the 48 contiguous United States. SimpliFares is a fundamental change in our pricing structure that is intended to better meet customer needs; to simplify our business; and to assist us in achieving a lower cost structure. Under SimpliFares, we lowered unrestricted fares on some routes by as much as 50%; reduced the number of fare categories; implemented a fare cap; and eliminated the Saturday night stay requirement that existed for certain fares. To date, SimpliFares is meeting our revenue expectations. Although SimpliFares has resulted in less traffic stimulation than we anticipated, this has been offset by a lower decline in passenger mile yield than we expected. While we expect SimpliFares will have a negative impact on our operating results for some period, we believe it will provide net benefits to us over the longer term by stimulating traffic; improving productivity by simplifying our product; and increasing customer usage of delta.com, our lowest cost distribution channel.

•	The announcement of plans to outsource (1) heavy maintenance visits on certain aircraft types which, combined with efficiencies from consolidating certain maintenance work from Tampa to Atlanta, is expected to provide total savings of approximately $240 million over five years; and (2) certain human resources and payroll functions, which is expected to yield aggregate savings of approximately $40 million over seven years as well as allowing us to forego significant capital expenditures.

     For additional information about our transformation plan, including other key elements of that plan, see Note 1 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Liquidity

     At March 31, 2005, we had cash and cash equivalents and short-term investments totaling $1.8 billion. During the March 2005 quarter, net borrowings totaled approximately $355 million, which included (1) the final installment of $250 million under our financing agreement with American Express Travel Services Company, Inc. (“Amex”); (2) $85 million under a commitment from a third party to finance on a long-term secured basis our purchase of five regional jet aircraft delivered to us during the March 2005 quarter; and (3) $20 million in net borrowings under the revolving credit facility which is part of our financing agreement with GE Commercial Finance and other lenders (“GE Commercial Finance Facility”). Except for commitments to finance our purchases of regional jet aircraft in 2005 and 2006, we have no available lines of credit. For additional information about these arrangements, see Notes 3 and 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For additional information about the GE Commercial Finance Facility and our financing agreement with Amex, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

     We have significant obligations due in the nine months ending December 31, 2005 and thereafter. Our obligations due in the nine months ending December 31, 2005 include approximately (1) $700 million of operating lease payments; (2) $850 million of interest payments, which may vary as interest rates change on our $5.6 billion principal amount of variable rate debt; (3) $640 million in debt maturities, approximately $510 million of which we expect will be cash payments (for additional information about these debt maturities, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q); and (4) $230 million of estimated funding for our defined benefit and defined contribution pension plans. Absent the enactment of new federal legislation which reduces our pension funding obligations during the next several years, our annual pension funding obligations for each of 2006 through 2008 will be significantly higher than our approximately $450 million in annual pension funding obligations in 2005 and would have a material adverse impact on our liquidity.

     During the nine months ending December 31, 2005, we expect capital expenditures to be approximately $690 million. This includes approximately $300 million for aircraft expenditures, which includes $280 million to purchase 15 regional jets which we intend to finance under certain financing arrangements (see Notes 3 and 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Our aircraft expenditures exclude approximately $230 million to purchase six B-737-800 aircraft because we have entered into a definitive agreement to sell these aircraft to a third party immediately following their delivery to us by the manufacturer in 2005 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Our anticipated capital expenditures for the nine months ending December 31, 2005 also include approximately $145 million for aircraft parts and modifications, and approximately $245 million for non-fleet capital expenditures.

     As discussed above, we do not expect to achieve the full $5 billion in targeted benefits under our transformation plan until the end of 2006. In addition, we continue to face significant challenges due to historically high aircraft fuel prices, low passenger mile yields and other cost pressures. Accordingly, we believe that we will record a substantial net loss for the nine months ending December 31, 2005, and that our cash flows from operations will not be sufficient to meet all of our liquidity needs for that period.

     Our ability to fund our obligations and maintain adequate liquidity for the nine months ending December 31, 2005, will depend on a number of factors not within our control, including the level of aircraft fuel prices and passenger mile yield; the terms of our renewal or replacement Visa/Mastercard processing contract; and other factors discussed below. Because substantially all of our assets are encumbered and our credit ratings are low, we do not expect to be able to obtain any material amount of additional debt financing. Unless we are able to increase our revenues, further decrease our costs, sell assets or access the capital markets by issuing equity or convertible debt securities in sufficient amounts to offset those factors outside our control, we expect that our cash and cash equivalents and short-term investments will be substantially lower at December 31, 2005 than at March 31, 2005. There can be no assurance that we will be able to implement any of these strategies or that these strategies, if implemented, will be sufficient to enable us to maintain adequate liquidity.

     Our GE Commercial Finance Facility and our financing agreement with Amex include covenants that are based on our business plan and impose substantial restrictions on our financial and business operations, including covenants that require us (1) to maintain specified levels of cash and cash equivalents and (2) to achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined) (“EBITDAR Covenant”). These agreements also contain customary events of default, including cross defaults to each other and to certain of our other debt and obligations. For additional information about our financial covenants, see Note 3 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     At March 31, 2005, we were in compliance with our financial covenants. However, there is significant uncertainty whether we will be in compliance with all of these covenants in the near-term or in future periods due to:

•	the volatility of fuel prices, which remain at historically high levels. Crude oil is a component of jet fuel. Crude oil prices are volatile and may increase or decrease significantly. Our business plan assumes that the average annual jet fuel price per gallon in 2005 will be approximately $1.22 (with each 1¢ increase in the average annual jet fuel price per gallon increasing our liquidity needs by approximately $25 million per year, unless we are successful in offsetting some or all of this increase through fare increases or additional cost reduction initiatives). During the March 2005 quarter, our average jet fuel price per gallon was $1.42. The forward curve for crude oil currently implies substantially higher fuel prices for the remainder of 2005 than our business plan assumes. We have no hedges or contractual arrangements in place that would reduce our jet fuel costs below market prices.

•	the expiration of our current Visa/MasterCard processing contract in August 2005 and the likelihood that our renewal or replacement processing contract will require a significant cash holdback to cover the processor’s exposure for tickets sold, but not yet flown. Our Visa/MasterCard processing contract is important to our business because a substantial number of tickets that we sell are purchased using Visa or MasterCard credit cards.

•	the potential that other assumptions underlying our business plan may be incorrect in any material adverse respect. Many of these assumptions are not within our control, such as passenger mile yield, actions by competitors, pension funding obligations, interest rates, the achievement of all of the approximately $5 billion of targeted benefits (compared to 2002) of our transformation plan, and our access to financing.

     Due to the volatility of fuel prices, we are currently seeking an amendment to the EBITDAR Covenant to reduce the level of EBITDAR we are required to achieve. We cannot predict the outcome of this matter.

     Failure to comply with the financial covenants or certain other requirements of the GE Commercial Finance Facility and our financing agreement with Amex could result in the outstanding borrowings under these agreements becoming immediately due and payable (unless the lenders waive any resulting event of default). If this were to occur, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

     The matters discussed under “Business Environment” in this Note raise substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Stock-Based Compensation

     We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. For additional information related to our stock-based compensation plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K. No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

     The estimated fair values of stock options granted during the three months ended March 31, 2005 and 2004 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted During the
	Three Months Ended March 31,
Assumption	2005	2004

Risk-free interest rate	3.8%	2.6%
Average expected life of stock options (in years)	3.0	4.0
Expected volatility of common stock	73.9%	58.3%
Expected annual dividends on common stock	—	—
Weighted average fair value of a stock option granted	$2	$5

     The following table shows what our net loss and loss per share would have been for the three months ended March 31, 2005 and 2004, had we accounted for our stock-based compensation plans under the fair value method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended:

	Three Months Ended
	March 31,
(in millions, except per share data)	2005	2004

Net loss:
As reported	$(1,071)	$(383)
Stock option compensation expense determined under the fair value based method, net of tax(1)	(30)	(2)

As adjusted for the fair value method under SFAS 123	$(1,101)	$(385)

Basic and diluted loss per share:
As reported	$(7.64)	$(3.12)
As adjusted for the fair value method under SFAS 123	$(7.85)	$(3.14)

(1)  This amount is shown net of tax for the March 2004 quarter. There is no tax effect in the March 2005 quarter because we discontinued
      recording tax benefits for losses in the June 2004 quarter.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard replaces SFAS 123 and supersedes APB 25. It requires that the compensation cost of share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. This statement is effective for us beginning January 1, 2006. We are evaluating the impact of SFAS 123R, including the transition options for adoption of this standard, on our 2006 Consolidated Financial Statements. This impact may be material as we issued approximately 71 million stock options in 2004, primarily under our new broad-based employee stock option plans. For additional information about these stock options, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

2. DERIVATIVE INSTRUMENTS

     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we record all derivative instruments on our Consolidated Balance Sheets at fair value and recognize certain changes in these fair values in our Consolidated Statements of Operations. SFAS 133 applies to the accounting for our fuel hedging program and our holdings of equity warrants and other similar rights in certain companies. We did not have any fuel hedge contracts during the March 2005 quarter. The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

	Income (Expense)
	Three Months Ended March 31,
(in millions)	2005	2004

Change in time value of fuel hedge contracts	$—	$(18)
Ineffective portion of fuel hedge contracts	—	(10)
Fair value adjustment of equity rights	(2)	5

Fair value adjustments of SFAS 133 derivatives	$(2)	$(23)

Equity Warrants and Other Similar Rights

     Our equity warrants and other similar rights are recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets. The fair value of these warrants and other similar rights totaled $35 million and $37 million at March 31, 2005 and December 31, 2004, respectively. In accordance with SFAS 133, any changes in fair value are recorded in other income (expense) on our Consolidated Statements of Operations.

     For additional information about our warrants and other similar rights, see Notes 2 and 4 of the Notes to the Consolidated Financial Statements in our Form 10-K. For additional information about our fuel hedge contracts, see Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.

3. DEBT INSTRUMENTS

Future Maturities

     The following table summarizes the scheduled maturities of our debt at March 31, 2005:

Years Ending December 31,	Principal
(in millions)	Amount

Nine months ending December 31, 2005	$640
2006	1,122
2007	1,511
2008	1,558
2009	1,329
After 2009	7,522

Total	$13,682

     The debt maturities in the table above include the following amounts for the nine months ending December 31, 2005 which we expect will not require cash payments in 2005:

•	$70 million principal amount of tax-exempt bonds issued by the Development Authority of Clayton County (“Clayton Authority”). These bonds have scheduled maturities in 2029 and 2035, but may be tendered for purchase by their holders on seven days notice. Accordingly, we have classified these bonds in accordance with our reimbursement obligations under the agreement between us and General Electric Capital Corporation (“GECC”) (“Reimbursement Agreement”).

•	$60 million of our outstanding borrowings under the GE Commercial Finance Facility. We expect that we will be required to repay approximately $60 million in 2005 due to borrowing base limitations in that facility, but that we will be able to reborrow that amount later in 2005. We cannot predict with certainty that this will occur.

     For additional information about these matters, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Financing Agreement with Amex

     On March 1, 2005, we borrowed the remaining $250 million under our financing agreement with Amex. For additional information about this financing agreement, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Debt Exchange

     On March 4, 2005, we exchanged $176 million principal amount of enhanced equipment trust certificates due in November 2005 (“Exchanged Certificates”) for a like aggregate principal amount of enhanced equipment trust certificates due in September 2006 and January 2008 (“Replacement Certificates”). The interest rate on the Exchanged and Replacement Certificates is 9.11%.

Other Financing Arrangements

     During 2004, we entered into an agreement, as amended in April 2005, to purchase 28 CRJ-200 aircraft to be delivered in 2005 and 2006. In connection with this agreement, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, the deliveries of these regional jet aircraft. Borrowings under this commitment (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin (“Regional Jet Credit Facility”). During the March 2005 quarter, we completed the purchase of five of these 28 aircraft. At March 31, 2005, approximately $85 million of these borrowings were outstanding.

     For information about financing transactions that occurred subsequent to March 31, 2005, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Debt Covenants

     The GE Commercial Finance Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets, pay dividends or repurchase stock and make capital expenditures. Our financing agreement with Amex also contains affirmative, negative and financial covenants substantially the same as those found in the GE Commercial Finance Facility.

     The financial covenants require us to:

•	maintain unrestricted funds not less than $900 million at all times until February 28, 2005, $1 billion at all times from March 1, 2005 through October 31, 2005 and $750 million at all times thereafter (“Liquidity Covenant”).

•	maintain accounts pledged for the benefit of the lenders with funds of not less than $650 million at all times until October 31, 2005, $550 million at all times from November 1, 2005 through February 28, 2006 and $650 million at all times thereafter. The cash and cash equivalents in those accounts can be used for purposes of determining compliance with the Liquidity Covenant.

•	not exceed specified levels of capital expenditures during each fiscal quarter.

•	achieve specified levels of EBITDAR, as defined, for designated rolling periods (generally monthly tests for successive trailing 12-month periods) through November 2007. During 2005, we are required to achieve increasing levels of EBITDAR, including EBITDAR of $1.590 billion for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for successive trailing 12-month periods continues to increase, including $2.763 billion for the 12-month period ending December 31, 2006 and $3.136 billion for the 12-month period ending November 30, 2007. The EBITDAR covenant effectively provides that if our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant by at least $100 million, then the EBITDAR level that we are required to achieve will be reduced by a specified amount.

     At March 31, 2005, we were in compliance with our financial covenants. For information regarding future compliance with our financial covenants, see Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     The GE Commercial Finance Facility and our financing agreement with Amex contain customary events of default, including cross defaults to each other and to certain of our other debt and obligations, and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under these financing agreements may be accelerated and become due and payable immediately (unless the lenders waive the event of default).

     Our Reimbursement Agreement with GECC includes a Collateral Value Test, which is applicable on May 19, 2006. For additional information about this test and our financing agreements, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

     As is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. We were in compliance with these requirements at March 31, 2005. For additional information about our war-risk insurance currently provided by the U.S. government, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

4. COMMITMENTS

Aircraft Order Commitments

     Future commitments for aircraft on firm order as of March 31, 2005 are estimated to be $4.1 billion. The following table shows the timing of these commitments, as adjusted for the agreement, entered into subsequent to March 31, 2005, which is discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q:

Year Ending December 31,
(in millions)	Amount

Nine months ending December 31, 2005	$578
2006	741
2007	1,690
2008	618
2009	425

Total	$4,052

     Our aircraft order commitments for the nine months ending December 31, 2005 include approximately (1) $280 million related to our agreement to purchase 15 regional jet aircraft, which we intend to finance under certain financing arrangements (see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q) and (2) $230 million related to our commitment to purchase six B-737-800 aircraft, for which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer in 2005 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

Contract Carrier Agreements

     During the March 2005 quarter, we had contract carrier agreements with SkyWest Airlines, Inc. (“SkyWest”) and Chautauqua Airlines, Inc. (“Chautauqua”). During the March 2004 quarter, we had contract carrier agreements with FLYi, Inc. (formerly Atlantic Coast Airlines) (“Flyi”), SkyWest and Chautauqua. In April 2004, we notified Flyi of our election to terminate its contract carrier agreement and, in November 2004, Flyi ceased operating Delta Connection flights.

     Under the contract carrier agreements, the regional air carriers operate certain of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on an annual determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Our contract carrier agreement with SkyWest expires in 2010 and our agreement with Chautauqua expires in 2016.

     In March 2005, we assumed the leases on the 30 Fairchild Dornier FRJ-328 regional jet aircraft that Flyi had operated for us. These leases are classified as operating leases with remaining lease payments totaling approximately $285 million. These payments will be made over the remaining terms of the aircraft leases, which are approximately 13 years. We continue to evaluate our options with regards to these 30 aircraft, including having a third party assume or mitigate our obligations under these leases, or having another air carrier operate these aircraft for us under the Delta Connection carrier program. There are no residual value guarantees related to these leases. The rights of the lessors under these leases have been assigned in favor of certain lenders who have agreed that events related to Flyi would not constitute an event of default under these leases. In May 2005, we entered into an agreement with Mesa Air Group, Inc. (“Mesa”), which impacts these commitments. For additional information about this agreement, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     The following table shows the available seat miles (“ASMs”) and RPMs operated for us by Flyi (only in the March 2004 quarter), SkyWest and Chautauqua under the contract carrier agreements, for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(in millions)	2005	2004

ASMs (1)	1,331	1,386
RPMs (1)	953	948
Number of aircraft operated , end of period (1) (2)	98	123

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	The number of aircraft operated at March 31, 2005 does not include the 30 FRJ-328 aircraft, the leases for which we assumed in March 2005.

     In January 2005, we entered into a contract carrier agreement with Republic Airline, Inc. (“Republic Airline”) under which that carrier will operate 16 ERJ-170 regional jet aircraft for us on substantially the same terms as Chautauqua. We expect to place these aircraft into service between July 2005 and August 2006. Our agreement with Republic Airline expires in 2018.

     We may terminate the SkyWest agreement without cause at any time by giving the airline certain advance notice. If we terminate the SkyWest agreement without cause, SkyWest has the right to assign to us leased regional jet aircraft which it operates for us, provided we are able to continue the leases on the same terms SkyWest had prior to the assignment.

     We may terminate the Chautauqua and Republic Airline agreements without cause at any time after November 2009 and December 2012, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Republic Airline agreements without cause, Chautauqua or Republic Airline has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Republic Airline, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Republic Airline for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Republic Airline, the lease would have (1) a rate equal to the debt payments of Chautauqua or Republic Airline for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Republic Airline and (2) specified other terms and conditions.

     We estimate that the total fair value, determined as of December 31, 2004, of the aircraft that SkyWest, Chautauqua or Republic Airline could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines is approximately $600 million, $500 million and $365 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.

     For additional information about our contract carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Legal Contingencies

     We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on our Condensed Consolidated Financial Statements, management believes that the resolution of these actions will not have a material adverse effect on our Condensed Consolidated Financial Statements.

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

Employees Under Collective Bargaining Agreements

     At March 31, 2005, we had a total of approximately 66,500 full-time equivalent employees. Approximately 19% of these employees, including all of our pilots, are represented by labor unions.

     ASA is in collective bargaining negotiations with the Air Line Pilots Association, International (“ALPA”) and the Association of Flight Attendants (“AFA”), which represent ASA’s approximately 1,545 pilots and 905 flight attendants, respectively. ASA’s collective bargaining agreements with ALPA and AFA became amendable in September 2002 and September 2003, respectively. The outcome of these negotiations cannot presently be determined.

Planned Sale of Aircraft

     In connection with our agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft are delivered to us by the manufacturer in 2005, we agreed to pay the third party, for a designated period with respect to each of the 11 B-737-800 aircraft, an amount equal to the excess, if any, of a specified rate over the rate at which the third party leases the aircraft to another party. The maximum undiscounted amount we could be required to pay for all 11 aircraft totals approximately $70 million. While we cannot predict with certainty whether we will be required to make a payment under this provision, we believe that the possibility of this event is not likely due to the current and estimated future marketability of these aircraft.

     As of the date of this filing, we had sold eight of these aircraft to the third party, which leased those aircraft to another party at a rate that did not require us to make any payments under the provision discussed in the preceding paragraph. As a result, we believe that the maximum undiscounted amount we could be required to pay under that provision decreased from approximately $70 million to $25 million.

GECC Aircraft

     In November 2004, as a condition to availability of the GE Commercial Finance Facility, we granted GECC the right, exercisable until November 2, 2005, to lease to us (or, at our option subject to certain conditions, certain Delta Connection carriers) up to 12 CRJ-200 aircraft then leased to another airline. During the March 2005 quarter, GECC exercised this right with respect to all 12 CRJ-200 aircraft. The leases for these 12 aircraft begin throughout 2005 and have terms of 150 to 168 months. We estimate that our total lease payments for these 12 aircraft will be approximately $190 million over the applicable lease terms. We believe that the lease rates we will pay for these aircraft approximate current market rates. We expect to use these aircraft in our operations.

War-Risk Insurance Contingency

     As a result of the terrorist attacks on September 11, 2001, aviation insurers (1) significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events and (2) significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2005 (with a possible extension to December 31, 2005 at the discretion of the Secretary of Transportation). The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses and may not be obtainable at all, resulting in an interruption to our operations.

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

5. EMPLOYEE BENEFIT PLANS

     During the March 2005 quarter, we recorded a curtailment charge of approximately $447 million in our Consolidated Statement of Operations related to our defined benefit pension plans for our pilot (“Pilot Plan”) and nonpilot (“Nonpilot Plan”) employees. This charge reflects the impact of the planned reduction of 6,000-7,000 nonpilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. We recorded this charge in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). SFAS 88 requires curtailment accounting when an event occurs that significantly reduces the expected years of future service of current employees or that eliminates future benefit accruals for a significant number of employees.

     Also in the March 2005 quarter, we recorded a settlement charge of approximately $68 million in our Consolidated Statement of Operations related to the Pilot Plan due to lump sum distributions to pilots who retired. We recorded this charge in accordance with SFAS 88, which requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.

     In connection with the above charges, we remeasured our benefit obligations under the Pilot Plan as of November 30, 2004 and December 31, 2004, and the Nonpilot Plan as of November 30, 2004, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. As a result of these remeasurements, in the March 2005 quarter, we adjusted our additional minimum pension liability by recording a $375 million reduction ($232 million net of tax) to accumulated other comprehensive loss and reducing by $134 million a previously recognized intangible asset. These adjustments reduced the Pilot Plan and the Nonpilot Plan liabilities by $207 million and $302 million, respectively.

     We expect to record additional settlement charges related to the Pilot Plan in the June, September and December 2005 quarters as a result of future lump-sum retirement benefits paid. These charges cannot be reasonably estimated at this time because certain data used to calculate the settlement charges is not yet final.

     Net periodic benefit cost for the three months ended March 31, 2005 and 2004 included the following components:

			Other
	Pension		Postretirement
	Benefits		Benefits
(in millions)	2005	2004	2005	2004

Service cost	$60	$59	$5	$8
Interest cost	180	188	27	34
Expected return on plan assets	(152)	(167)	—	—
Amortization of prior service cost (benefit)	3	4	(10)	(17)
Recognized net actuarial loss	44	49	3	3
Amortization of net transition obligation	2	2	—	—
Curtailment charge	447	—	—	—
Settlement charge	68	—	—	—

Net periodic benefit cost	$652	$135	$25	$28

      We expect total pension contributions for 2005 to be approximately $450 million. This includes approximately $285 million for our qualified defined benefit pension plans. In the March 2005 quarter, we contributed approximately $190 million to our qualified defined benefit pension plans and approximately $30 million to our other pension plans.

     For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

6. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(in millions)	2005	2004

Net operating loss carryforwards	$3,314	$2,848
Additional minimum pension liability	1,284	1,427
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	3,096	2,260
Valuation allowance	(2,698)	(2,400)

Total deferred tax assets	$5,342	$4,481

Temporary differences (primarily depreciation and amortization)	(5,423)	(4,562)

Total deferred tax liabilities	$(5,423)	$(4,562)

Net deferred tax liabilities	$(81)	$(81)

     The following table shows the current and noncurrent deferred tax (liabilities) assets, net recorded on our Consolidated Balance Sheets at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(in millions)	2005	2004

Current deferred tax assets, net (1)	$23	$35
Noncurrent deferred tax liabilities, net (2)	(104)	(116)

Net deferred tax liabilities	$(81)	$(81)

(1)	Current deferred tax assets, net are recorded in prepaid expenses and other on our Consolidated Balance Sheets.

(2)	Noncurrent deferred tax liabilities, net are recorded in other noncurrent liabilities on our Consolidated Balance Sheets.

     In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not related to a component of our balance sheet, such as our net operating loss carryforwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

     At March 31, 2005, we had $346 million of federal alternative minimum tax credit carryforwards, which do not expire. We also had federal and state pretax net operating loss carryforwards of approximately $8.8 billion at March 31, 2005, substantially all of which will not begin to expire until 2022. However, in the event we seek to restructure under Chapter 11 of the U.S. Bankruptcy Code, our ability to utilize our net operating loss carryforwards may be significantly limited. This could result in the need for an additional valuation allowance, which may be material.

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

     During the June 2004 quarter, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.2 billion income tax provision on our 2004 Consolidated Statement of Operations. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits associated with current period losses will be fully reserved.

     During the March 2005 quarter, we decreased our cumulative deferred tax asset as a result of a reduction in our additional minimum pension liability. Accordingly, we reduced, by a like amount, the related valuation allowance which was initially recorded as income tax expense in 2004. The reduction in the required valuation allowance resulted in a $144 million income tax benefit during the March 2005 quarter. For additional information regarding our additional minimum pension liability, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

7. SHAREOWNERS’ DEFICIT

     During the three months ended March 31, 2005, we distributed from treasury (1) 2.5 million shares of our common stock for redemptions of our Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) under our Delta Family-Care Savings Plan and (2) a total of 10,566 shares of our common stock under our Non-Employee Directors’ Stock Plan. For additional information about our stock compensation plans and our ESOP Preferred Stock, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8. COMPREHENSIVE LOSS

     Comprehensive loss includes (1)  reported net loss, (2)  accounting for our additional minimum pension liabilities and (3) a deferred tax asset valuation allowance related to additional minimum pension liabilities. The following table shows our comprehensive loss for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(in millions)	2005	2004

Net loss	$(1,071)	$(383)
Other comprehensive income	232	12

Comprehensive loss	$(839)	$(371)

     The following table shows our additional minimum pension liability and related deferred tax asset valuation allowance, which represents all of the accumulated other comprehensive loss balance at March 31, 2005, and the activity for the three months then ended:

	Additional
	Minimum
	Pension	Valuation
(in millions)	Liability	Allowance	Total

Balance at December 31, 2004	$(2,329)	$(29)	$(2,358)

Minimum pension liability adjustment	375	—	375
Tax effect	(142)	(1)	(143)

Net of tax	233	(1)	232

Balance at March 31, 2005	$(2,096)	$(30)	$(2,126)

     For information about our additional minimum pension liability, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K. For information about the income tax impact associated with our additional minimum pension liability, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

9. GEOGRAPHIC INFORMATION

     We are managed as a single business unit that provides air transportation for passengers and cargo. For additional information about how we manage our business, see Note 13 of the Notes to the Consolidated Financial Statements in our Form 10-K. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended
	March 31,
(in millions)	2005	2004

North America	$2,977	$2,953
Atlantic	445	396
Latin America	189	148
Pacific	36	32

Total	$3,647	$3,529

10. RESTRUCTURING

Restructuring and Other Reserves

     The following table shows our restructuring and other reserve balances as of March 31, 2005, and the activity for the three months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs under our 2004 workforce reduction programs:

	Facilities	Severance and
(in millions)	and Other	Related Costs

Balance at December 31, 2004	$38	$42

Additional costs and expenses	3	6
Payments	(3)	(12)

Balance at March 31, 2005	$38	$36

     The facilities and other reserve represents costs related primarily to (1) future lease payments on closed facilities, (2) contract termination fees and (3) future lease payments on aircraft retired early. In the March 2005 quarter, we removed from service six B-737-200 aircraft prior to their lease expiration dates. As a result of these retirements, we recorded a $10 million charge in pension settlements, asset writedowns, restructuring and related items on our Consolidated Statement of Operations. This charge includes (1) $7 million for the impairment of two aircraft retired under capital leases and (2) $3 million related to future lease payments for four aircraft retired under operating leases which is recorded in the facilities and other reserve in the table above.

     The reserve for severance and related costs primarily represents future payments associated with our 2004 voluntary and involuntary workforce reduction programs. During the March 2005 quarter, we recorded an additional severance and related costs reserve totaling $6 million related to the 2004 workforce reduction programs based on revised estimates of remaining costs.

     For additional information about our charges for restructuring and related items recorded in prior years, see Notes 14 and 15 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Dallas-Fort Worth International Airport Operations

     During the March 2005 quarter, we ceased use of certain leased facilities at Dallas-Fort Worth International Airport in conjunction with our dehubbing of operations at that airport. Our obligations under these leases primarily relate to publicly traded special facility revenue bonds issued by the Dallas-Fort Worth International Airport Facility Improvement Corporation to build or improve airport and maintenance facilities. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we calculated the fair value of the liability related to these leases as of the cease use date by reference to quoted market prices for the relevant special facility revenue bonds and present value of future cash flow techniques. The estimated fair value of that liability, net of lease accruals already recorded as of the cease use date, was not material to our Consolidated Balance Sheets. Accordingly, we did not record a charge related to these facilities in the March 2005 quarter. We currently expect to continue to recognize annual operating expense ranging from approximately $10 million to $13 million per year through 2026 to accrete the fair value of the liability to its ultimate settlement value.

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

	Three Months Ended
	March 31,
(in millions, except per share data)	2005	2004

BASIC AND DILUTED:
Net loss	$(1,071)	$(383)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(5)	(4)

Net loss attributable to common shareowners	$(1,076)	$(387)

Weighted average shares outstanding	140.9	123.9

Basic and diluted loss per share	$(7.64)	$(3.12)

     For the three months ended March 31, 2005 and 2004, we excluded from our loss per share calculations all common stock equivalents, which primarily include stock options, our ESOP Preferred Stock and shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, because their effect on loss per share was anti-dilutive. The common stock equivalents totaled 149.4 million and 73.2 million for the three months ended March 31, 2005 and 2004, respectively.

12. SUBSEQUENT EVENTS

Regional Jet Aircraft Deliveries

     During 2004, we entered into an agreement to purchase 32 CRJ-200 aircraft to be delivered in 2005. On April 29, 2005, we amended this agreement to, among other things, (1) defer from 2005 to 2006 the delivery of 12 of these aircraft and (2) convert four orders for CRJ-200 aircraft to be delivered in 2005 to four orders for CRJ-700 aircraft to be delivered in 2005. As a result of this amendment, we will purchase:

•	16 CRJ-200 aircraft in 2005;

•	12 CRJ-200 aircraft in 2006; and

•	four CRJ-700 aircraft in 2005.

We will finance, on a secured basis at the time of acquisition, our purchase of the 28 CRJ-200 aircraft under the Regional Jet Credit Facility. For additional information about this facility, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

We also have a commitment from a third party to finance, on a secured basis at the time of acquisition, a substantial portion of our cost of purchasing the four CRJ-700 aircraft. Borrowings under this facility (1) will be due 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin. We may elect to refinance these borrowings on a long-term secured basis; any such refinancing would be at an interest rate determined by reference to ten-year Treasury Notes plus a margin and have various repayment dates.

Contract Carrier Agreement

     On May 3, 2005, we entered into a definitive agreement (the “Delta Connection Agreement”) with Mesa and its wholly owned subsidiary, Freedom Airlines, Inc. (“Freedom”), whereby Freedom will be a Delta Connection carrier. This agreement provides for Freedom to operate up to 30 CRJ-200 aircraft for a period of approximately 12 years, commencing service as early as October 2005. In conjunction with the Delta Connection Agreement, we also entered into a definitive agreement whereby Mesa will pay us certain amounts for each CRJ-200 aircraft it puts into Delta Connection service in lieu of operating the FRJ-328 aircraft assumed by us from Flyi (see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

Financial Results

     We recorded an unaudited consolidated net loss of $1.1 billion in the three months ended March 31, 2005. This loss reflects the substantial challenges we face due to historically high aircraft fuel prices and a sharp decline in passenger mile yield. As discussed elsewhere in this Form 10-Q, our financial results for the March 2005 quarter included a $387 million net charge due to pension settlements, asset writedowns, restructuring and related items, and an income tax benefit associated with adjustments to our additional minimum pension liability. Our cash and cash equivalents and short-term investments were $1.8 billion at March 31, 2005.

     Historically high aircraft fuel prices are having a significant adverse effect on our financial performance. Fuel expense increased 54%, or $310 million, in the March 2005 quarter compared to the corresponding period in 2004, with approximately 94%, or $290 million, of this increase due to higher fuel prices. Our average fuel price per gallon was $1.42 for the March 2005 quarter, a 49% increase over the same period a year ago. Fare increases implemented during the March 2005 quarter in response to rising aircraft fuel prices offset only a small portion of those cost increases. During the March 2005 quarter, we had no hedges or contractual arrangements in place to reduce our fuel costs below market levels, and we have no such arrangements that would reduce our costs below market levels in future periods.

     A weak pricing environment is also having a materially negative impact on our financial results. Although revenue passenger miles (“RPMs”), or traffic, rose 12% in the March 2005 quarter compared to the corresponding period in 2004, passenger revenue increased only 3% due to an 8% decrease in passenger mile yield on a year-over-year basis. We believe the decrease in passenger mile yield reflects permanent changes in the airline industry revenue environment due to various factors, including the continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida. The decline in passenger mile yield also reflects the fact that we compete with airlines operating under Chapter 11 of the U.S. Bankruptcy Code. For additional information about the revenue environment, see “Business Environment” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Form 10-K”).

     Our transformation plan, which is discussed in our Form 10-K and below, is intended to position us to achieve long-term success by appropriately aligning our cost structure with the revenue we can generate, and by enabling us to compete with low-cost carriers. Historically high aircraft fuel prices are, however, masking the progress we are making under our transformation plan. Accordingly, we believe that actions in addition to those contemplated by our transformation plan are essential if we are to achieve our goals. Therefore, we are evaluating potential strategies intended to further reduce our cost structure and to increase our liquidity. These strategies include additional cost reductions and revenue initiatives; further reductions in capital spending; potential asset sales; and accessing the capital markets by issuing equity or convertible debt securities. There can be no assurance that we will be able to implement any of these strategies or that these strategies, if implemented, will be sufficient to enable us to maintain adequate liquidity.

Our Transformation Plan

     On September 8, 2004, we outlined key elements of our transformation plan, which is intended to deliver approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), while also improving the service we provide to our customers. By the end of 2004, we had achieved approximately $2.3 billion of the $5 billion in targeted benefits under our previously implemented profit improvement program. We believe we are on track to achieve the remaining $2.7 billion in targeted benefits under our transformation plan. By the end of September 2005, we expect to implement initiatives that are intended to realize materially all of the targeted benefits.

     During the March 2005 quarter, we took several key actions under our transformation plan, including:

•	the implementation of Operation Clockwork, the redesign of our primary hub in Atlanta from a banked to a continuous hub to improve reliability and to reduce congestion. As a result of operational efficiencies from this initiative, we were able to increase system-wide capacity with the same number of aircraft.

•	the dehubbing of our Dallas-Fort Worth operation and redeploying aircraft used in that market to grow our hub operations in Atlanta, Cincinnati and Salt Lake City, as well as offering new destinations and expanded frequencies in key focus cities such as New York City and Orlando.

•	the expansion of our SimpliFaresTM initiative within the 48 contiguous United States. SimpliFares is a fundamental change in our pricing structure that is intended to better meet customer needs; to simplify our business; and to assist us in achieving a lower cost structure. Under SimpliFares, we lowered unrestricted fares on some routes by as much as 50%; reduced the number of fare categories; implemented a fare cap; and eliminated the Saturday night stay requirement that existed for certain fares. To date, SimpliFares is meeting our revenue expectations. Although SimpliFares has resulted in less traffic stimulation than we anticipated, this has been offset by a lower decline in passenger mile yield than we expected. While we expect SimpliFares will have a negative impact on our operating results for some period, we believe it will provide net benefits to us over the longer term by stimulating traffic; improving productivity by simplifying our product; and increasing customer usage of delta.com, our lowest cost distribution channel.

•	the announcement of plans to outsource (1) heavy maintenance visits on certain aircraft types which, combined with efficiencies from consolidating certain maintenance work from Tampa to Atlanta, is expected to provide total savings of approximately $240 million over five years; and (2) certain human resources and payroll functions, which is expected to yield aggregate savings of approximately $40 million over seven years as well as allowing us to forego significant capital expenditures.

     For additional information about our transformation plan, including other key elements of that plan, see “Business Environment” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Liquidity

     At March 31, 2005, we had cash and cash equivalents and short-term investments totaling $1.8 billion. During the March 2005 quarter, net borrowings totaled approximately $355 million, which included (1) the final installment of $250 million under our financing agreement with American Express Travel Services Company, Inc. (“Amex”); (2) $85 million under a commitment from a third party to finance on a long-term secured basis our purchase of five regional jet aircraft delivered to us during the March 2005 quarter; and (3) $20 million in net borrowings under the revolving credit facility which is part of our financing agreement with GE Commercial Finance and other lenders (“GE Commercial Finance Facility”). Except for commitments to finance our purchases of regional jet aircraft in 2005 and 2006, we have no available lines of credit. For additional information about these arrangements, see Notes 3 and 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For additional information about the GE Commercial Finance Facility and our financing agreement with Amex, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

     We have significant obligations due in the nine months ending December 31, 2005 and thereafter. Our obligations due in the nine months ending December 31, 2005 include approximately (1) $700 million of operating lease payments; (2) $850 million of interest payments, which may vary as interest rates change on our $5.6 billion principal amount of variable rate debt; (3) $640 million in debt maturities, approximately $510 million of which we expect will be cash payments (for additional information about these debt maturities, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q); and (4) $230 million of estimated funding for our defined benefit and defined contribution pension plans. Absent the enactment of new federal legislation which reduces our pension funding obligations during the next several years, our annual pension funding obligations for each of 2006 through 2008 will be significantly higher than our approximately $450 million in annual pension funding obligations in 2005 and would have a material adverse impact on our liquidity. For additional information about our future pension funding obligations and proposed pension funding legislation, see “Financial Condition and Liquidity — Pension Plans” below. For additional information about our contractual commitments, see “Financial Position — Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

     During the nine months ending December 31, 2005, we expect capital expenditures to be approximately $690 million. This includes approximately $300 million for aircraft expenditures, which includes $280 million to purchase 15 regional jets which we intend to finance under certain financing arrangements (see Notes 3 and 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Our aircraft expenditures exclude approximately $230 million to purchase six B-737-800 aircraft because we have entered into a definitive agreement to sell these aircraft to a third party immediately following their delivery to us by the manufacturer in 2005 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Our anticipated capital expenditures for the nine months ending December 31, 2005 also include approximately $145 million for aircraft parts and modifications, and approximately $245 million for non-fleet capital expenditures.

     As discussed above, we do not expect to achieve the full $5 billion in targeted benefits under our transformation plan until the end of 2006. In addition, we continue to face significant challenges due to historically high aircraft fuel prices, low passenger mile yields and other cost pressures. Accordingly, we believe that we will record a substantial net loss for the nine months ending December 31, 2005, and that our cash flows from operations will not be sufficient to meet all of our liquidity needs for that period.

     Our ability to fund our obligations and maintain adequate liquidity for the nine months ending December 31, 2005, will depend on a number of factors not within our control, including the level of aircraft fuel prices and passenger mile yield; the terms of our renewal or replacement Visa/Mastercard processing contract; and other factors discussed below. Because substantially all of our assets are encumbered and our credit ratings are low, we do not expect to be able to obtain any material amount of additional debt financing. Unless we are able to increase our revenues, further decrease our costs, sell assets or access the capital markets by issuing equity or convertible debt securities in sufficient amounts to offset those factors outside our control, we expect that our cash and cash equivalents and short-term investments will be substantially lower at December 31, 2005 than at March 31, 2005. There can be no assurance that we will be able to implement any of these strategies or that these strategies, if implemented, will be sufficient to enable us to maintain adequate liquidity.

     Our GE Commercial Finance Facility and our financing agreement with Amex include covenants that are based on our business plan and impose substantial restrictions on our financial and business operations, including covenants that require us (1) to maintain specified levels of cash and cash equivalents and (2) to achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined) (“EBITDAR Covenant”). These agreements also contain customary events of default, including cross defaults to each other and to certain of our other debt and obligations. For additional information about our financial covenants, see Note 3 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     At March 31, 2005, we were in compliance with our financial covenants. However, there is significant uncertainty whether we will be in compliance with all of these covenants in the near-term or in future periods due to:

•	the volatility of fuel prices, which remain at historically high levels. Crude oil is a component of jet fuel. Crude oil prices are volatile and may increase or decrease significantly. Our business plan assumes that the average annual jet fuel price per gallon in 2005 will be approximately $1.22 (with each 1¢ increase in the average annual jet fuel price per gallon increasing our liquidity needs by approximately $25 million per year, unless we are successful in offsetting some or all of this increase through fare increases or additional cost reduction initiatives). During the March 2005 quarter, our average jet fuel price per gallon was $1.42. The forward curve for crude oil currently implies substantially higher fuel prices for the remainder of 2005 than our business plan assumes. We have no hedges or contractual arrangements in place that would reduce our jet fuel costs below market prices.

•	the expiration of our current Visa/MasterCard processing contract in August 2005 and the likelihood that our renewal or replacement processing contract will require a significant cash holdback to cover the processor’s exposure for tickets sold, but not yet flown. Our Visa/MasterCard processing contract is important to our business because a substantial number of tickets that we sell are purchased using Visa or MasterCard credit cards.

•	the potential that other assumptions underlying our business plan may be incorrect in any material adverse respect. Many of these assumptions are not within our control, such as passenger mile yield, actions by competitors, pension funding obligations, interest rates, the achievement of all of the approximately $5 billion of targeted benefits (compared to 2002) of our transformation plan, and our access to financing.

     Due to the volatility of fuel prices, we are currently seeking an amendment to the EBITDAR Covenant to reduce the level of EBITDAR we are required to achieve. We cannot predict the outcome of this matter.

     Failure to comply with the financial covenants or certain other requirements of the GE Commercial Finance Facility and our financing agreement with Amex could result in the outstanding borrowings under these agreements becoming immediately due and payable (unless the lenders waive any resulting event of default). If this were to occur, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

Basis of Presentation of Consolidated Financial Statements

     The matters discussed above under “Business Environment” raise substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations—Three Months Ended March 31, 2005 and 2004

Net Loss and Loss per Share

     Our unaudited consolidated net loss was $1.1 billion for the March 2005 quarter ($7.64 diluted loss per share), compared to a net loss of $383 million ($3.12 diluted loss per share) in the March 2004 quarter.

Operating Revenues

     Operating revenues totaled $3.6 billion in the March 2005 quarter, a 3% increase compared to the March 2004 quarter. Passenger revenues increased 3% to $3.3 billion, reflecting a 12% increase in RPMs on a capacity increase of 6% and an 8% decline in passenger mile yield to 11.85¢. The decline in passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, high industry capacity and increased price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet.

     Passenger Revenue per Available Seat Mile (“Passenger RASM”) decreased 3% to 8.81¢, while load factor increased 3.9 points to 74.4%. For additional information about factors impacting our passenger revenues, see the “Business Environment” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in our Form 10-K.

North American Passenger Revenues - North American passenger revenues remained unchanged at $2.7 billion for the March 2005 quarter. RPMs increased 9% on a capacity increase of 3%, while passenger mile yield fell 9%. Passenger RASM decreased 3% to 9.01¢, while load factor increased by 4.3 points.

International Passenger Revenues - International passenger revenues increased 21% to $619 million during the March 2005 quarter. RPMs increased 23% on a capacity increase of 20%, while passenger mile yield decreased 2% due to additional capacity in Latin American markets. Passenger RASM increased 1% to 7.84¢, while load factor increased by 1.6 points. The increases in passenger revenues, RPMs, capacity and Passenger RASM are primarily due to the addition of flights in existing markets and entrance into new markets.

Cargo and Other Revenues - Cargo revenues increased 8% to $132 million in the March 2005 quarter primarily due to higher freight yields. Cargo ton miles decreased 3%, while cargo ton mile yield increased 11%. Other revenues increased 6% to $176 million. The rise in other revenues reflects a 7% increase due to higher revenue from airport handling contracts with new customers and a 4% increase in fees associated with tickets purchased other than via the Internet, partially offset by a 6% decrease related to increased frequent flyer redemptions on codeshare airlines.

Operating Expenses

     Operating expenses were $4.6 billion for the March 2005 quarter compared to $3.9 billion for the March 2004 quarter. As discussed below, the increase in operating expenses was primarily due to (1) $531 million of charges related to pension settlements, asset writedowns, restructuring and related items and (2) significantly higher fuel prices in 2005 than in 2004. Operating capacity increased 6% to 38 billion Available Seat Miles (“ASMs”) primarily due to operational efficiencies gained through the redesign of our Atlanta hub from a banked to a continuous hub, which allowed us to increase system-wide capacity with the same number of aircraft. Operating cost per available seat mile (“CASM”) increased 11% to 12.16¢.

     Salaries and related costs decreased 12% to $1.4 billion in the March 2005 quarter. This reflects a 16% decrease from salary rate reductions for our pilot and non-pilot employees and a 3% decline due to lower Mainline headcount. These decreases were partially offset by a 3% increase due mainly to higher seniority-based pay increases and a 2% rise related to higher capacity.

     Aircraft fuel expense increased 54%, or $310 million, to $884 million, with approximately $290 million of the increase resulting from higher fuel prices, which were at historically high levels. The average fuel price per gallon increased 49% to $1.42 and total gallons consumed increased 3%. Our fuel cost is shown net of fuel hedge gains of $32 million in the March 2004 quarter. None of our aircraft fuel requirements were hedged during the March 2005 quarter.

     Contracted services expense increased 13% to $272 million, primarily reflecting a 7% increase due to increased outsourcing of certain airport functions as a result of higher capacity, a 2% rise from new outsourcing contracts to provide airport handling and other miscellaneous services and a 1% increase due to the outsourcing of certain human resources functions.

     During the March 2005 quarter, we ceased use of certain leased facilities at Dallas-Fort Worth International Airport in conjunction with our dehubbing of operations at that airport. For additional information about the related costs and the future impact on landing fees and other rents, see Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Expenses from our contract carrier arrangements decreased 14% to $204 million. This is primarily due to the ramp down of our arrangement with FLYi, Inc. (formerly Atlantic Coast Airlines) (“Flyi”), partially offset by higher expenses from increased fuel prices and higher capacity under certain of these arrangements. For additional information about our previous arrangement with Flyi, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Aircraft maintenance materials and outside repairs expense increased 13%. This reflects a 10% increase from higher outside repairs and a 3% increase due to higher engine materials costs. Aircraft rent expense decreased 21% to $143 million due to our lease restructuring efforts in connection with our transformation plan in the

December 2004 quarter. The decrease in aircraft rent expense reflects an 18% decrease from the reclassification of certain leases from operating to capital in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”) (see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K). This reclassification of certain leases, however, has increased our interest expense (see below for further information). We also experienced a 3% decrease in aircraft rent expense from other restructured operating leases.

     Passenger commissions and other selling expenses increased 11% to $192 million. This increase is primarily due to higher booking fees related to a rise in traffic. Passenger commissions and other selling expenses were $47 million and $145 million, respectively, for the March 2005 quarter compared to $47 million and $126 million, respectively, for the March 2004 quarter.

     During the March 2005 quarter, pension settlements, asset writedowns, restructuring and related items totaled $531 million. This includes:

•	A $453 million charge related to certain employee initiatives under our transformation plan. This charge primarily reflects the curtailment of pension benefits related to (1) the planned reduction of 6,000-7,000 non-pilot jobs and (2) the freeze of service accruals under the defined benefit pension plan for pilots (“Pilot Plan”) effective December 31, 2004. For additional information about this charge, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	A $68 million settlement charge related to our Pilot Plan. This charge relates to lump sum distributions under the Pilot Plan for 265 pilots who retired. For additional information about this charge, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. We expect to record additional settlement charges related to the Pilot Plan in the June, September and December 2005 quarters, but we cannot reasonably estimate these charges at this time because certain data used to calculate these charges is not yet final.

•	A $10 million charge related to the retirement of six B-737-200 aircraft in conjunction with our transformation plan. For additional information about this charge, see Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     Other operating expenses rose 24%, primarily due to a 27% increase from higher sales and use taxes as well as fuel taxes and a 3% rise due to increased navigation charges due to increased international capacity. These increases were partially offset by an 8% decline due to lower communications, supplies and utilities expenses.

Operating Loss and Operating Margin

     We incurred an operating loss of $957 million for the March 2005 quarter, compared to an operating loss of $388 million in the March 2004 quarter. Operating margin, which is the ratio of operating loss to operating revenues, was (26%) and (11%) for the March 2005 and March 2004 quarters, respectively.

Other Income (Expense)

     Other expense, net in the March 2005 quarter was $258 million, compared to $210 million in the March 2004 quarter. This change is primarily attributable to the following:

•	Interest expense increased $74 million, or 38%, in the March 2005 quarter compared to the March 2004 quarter primarily due to a 22% increase from higher levels of debt outstanding and increased interest rates as well as a 13% rise due to additional interest related to the reclassification of certain aircraft leases from operating to capital in accordance with SFAS 13 as a result of renegotiations during the December 2004 quarter (see discussion of aircraft rent expense above).

•	Fair value adjustments of financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), resulted in a charge of $2 million in the March 2005 quarter compared to a charge of $23 million in the March 2004 quarter. This decrease is primarily due to costs associated with the early settlement of our fuel hedge contracts in February 2004. For additional information about SFAS 133, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Income Tax Benefit

     In the March 2005 quarter, we recorded an adjustment to our valuation allowance against our deferred income tax assets, which resulted in a $144 million income tax benefit on our Consolidated Statement of Operations for that period. In the March 2004 quarter, we recorded a $215 million income tax benefit related to our net loss in that period; we recorded this benefit prior to our decision in the June 2004 quarter to fully reserve for these income tax benefits. For additional information about our income taxes, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

FINANCIAL CONDITION AND LIQUIDITY

Sources and Uses of Cash

     Cash and cash equivalents and short-term investments totaled $1.8 billion at March 31, 2005 and December 31, 2004. For the three months ended March 31, 2005, net cash provided by operating activities totaled $165 million, which includes the following significant items:

•	Our $1.1 billion net loss for the three months ended March 31, 2005, which includes a $387 million net charge related to pension settlements, asset writedowns, restructuring and related items and our income tax benefit for that period. See Notes 5, 6 and 10 of the Condensed Consolidated Financial Statements in this Form 10-Q.

•	A $582 million increase in our air traffic liability from December 31, 2004 to March 31, 2005 due to higher bookings for the upcoming summer travel season.

•	Our approximately $220 million funding of our pension plans.

•	A $167 million decrease in short-term investments from December 31, 2004 to March 31, 2005 due to the sale of certain auction rate securities.

     Capital expenditures for the March 2005 quarter include the following:

•	Cash used for flight equipment additions, including advance deposits, totaling $223 million. This includes $182 million related to the five B-737-800 aircraft that we sold to a third party immediately after those aircraft were delivered to us by the manufacturer (for additional information about this sale, see Note 4 of the Condensed Consolidated Financial Statements in this Form 10-Q).

•	Cash used for ground property and equipment totaling $66 million. This includes expenditures totaling $32 million related to our Boston airport terminal project.

•	Aircraft delivered under seller-financing arrangements totaling $85 million (which is a non-cash item).

Proceeds from the sale of the five B-737-800 aircraft discussed above totaled $174 million during the March 2005 quarter.

     Debt and capital lease obligations, including current maturities and short-term obligations, were $14.1 billion at March 31, 2005 compared to $13.9 billion at December 31, 2004. During the three months ended March 31, 2005, we engaged in the following financing transactions (for additional information about these transactions, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):

•	We exchanged $176 million principal amount of enhanced equipment trust certificates due in November 2005 (“Exchanged Certificates”) for a like aggregate principal amount of enhanced equipment trust certificates due in September 2006 and January 2008 (“Replacement Certificates”). The interest rate on the Exchanged and Replacement Certificates is 9.11%.

•	We received the final installment of $250 million under our financing agreement with Amex.

•	We completed the purchase of five regional jet aircraft under certain financing arrangements.

•	Net borrowings under the revolving credit facility portion of the GE Commercial Finance Facility were approximately $20 million. At March 31, 2005, our outstanding borrowings under that portion of the GE Commercial Finance Facility were $250 million.

     During the March 2005 quarter, we made approximately $155 million in debt repayments, including $26 million in repayments under the revolving credit facility portion of the GE Commercial Finance Facility that we subsequently reborrowed during the March 2005 quarter. Our debt maturities are approximately $640 million for the nine months ending December 31, 2005, approximately $510 million of which we expect to be cash payments. For additional information about our debt maturities, see Note 3 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Also see the “Business Environment” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

     Shareowners’ deficit was $6.6 billion at March 31, 2005 and $5.8 billion at December 31, 2004. The change in shareowners’ deficit is primarily due to our net loss for the three months ended March 31, 2005.

Aircraft Commitments

     In March 2005, we assumed the leases on the 30 Fairchild Dornier FRJ-328 regional jet aircraft that Flyi had operated for us. These leases are classified as operating leases with remaining lease payments totaling approximately $285 million. These payments will be made over the remaining terms of the aircraft leases, which are approximately 13 years. We continue to evaluate our options with regards to these 30 aircraft, including having a third party assume or mitigate our obligations under these leases, or having another air carrier operate these aircraft for us under the Delta Connection carrier program. There are no residual value guarantees related to these leases. The rights of the lessors under these leases have been assigned in favor of certain lenders who have agreed that events related to Flyi would not constitute an event of default under these leases. In May 2005, we entered into an agreement with Mesa Air Group, Inc., which impacts these commitments. For additional information about this agreement, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

     In November 2004, as a condition to availability of the GE Commercial Finance Facility, we granted GECC the right, exercisable until November 2, 2005, to lease to us (or, at our option subject to certain conditions, certain Delta Connection carriers) up to 12 CRJ-200 aircraft then leased to another airline. During the March 2005 quarter, GECC exercised this right with respect to all 12 CRJ-200 aircraft. The leases for these 12 aircraft begin throughout 2005 and have terms of 150 to 168 months. We estimate that our total lease payments for these 12 aircraft will be approximately $190 million over the applicable lease terms. We believe that the lease rates we will pay for these aircraft approximate current market rates. We expect to use these aircraft in our operations.

     In April 2005, we amended our agreement to purchase regional jet aircraft. For additional information about this amendment and the impact on our aircraft commitments, see Notes 4 and 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Pension Plans

     We sponsor pension plans for eligible employees and retirees. Our estimated pension funding for 2005 is approximately $450 million. This includes approximately $285 million for our qualified defined benefit pension plans. In the March 2005 quarter, we contributed approximately $190 million to our qualified defined benefit pension plans and approximately $30 million to our other pension plans.

     Estimates of the amount and timing of our future funding obligations under our pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, future long-term corporate bond yields, statutory requirements and demographic data for pension plan participants, including the number of participants, their salaries and the rate of participant attrition. The amount and timing of our future funding obligations also depend on the level of early retirements by pilots.

     Assuming current funding rules and the continuation of the interest rate relief provided under the Pension Funding Equity Act of 2004, we currently estimate that our funding obligations under our pension plans for 2006, 2007 and 2008 will be approximately $600 million, $950 million, and $1.6 billion, respectively, of which approximately $420 million, $780 million and $1.4 billion, respectively, relates to our qualified defined benefit pension plans. These estimated funding obligations can vary materially from actual funding obligations because the estimates are based on various assumptions, including those described above.

     On April 20, 2005, the Employee Pension Preservation Act of 2005 was introduced in the U.S. Senate and, on May 4, 2005, the Employee Pension Preservation and Taxpayer Protection Act of 2005 was introduced in the U.S. House of Representatives (collectively, the “Pension Preservation Act”). Under the Pension Preservation Act, an airline can extend to 25 years the time during which payments can be made of any unfunded liability existing under its qualified defined benefit pension plans at the date of the airline’s election to comply with the Pension Preservation Act. Such an extension of payments can occur under the Pension Preservation Act only if an airline elects to either (1) freeze its qualified defined benefit pension plans, or (2) immediately fund any future benefit accruals under its qualified defined benefit pension plans. The Pension Preservation Act also allows an airline making such an election to calculate the liability under its qualified defined benefit plans using long term funding assumptions rather than the short term assumptions otherwise required under existing law. Assuming the Pension Preservation Act is enacted as proposed, we believe that our total pension funding obligations for 2006 through 2008 will be substantially lower than our estimates above. While we support the Pension Preservation Act, we cannot predict whether it, or any other pension legislation, will be enacted.

     For additional information about our qualified defined benefit and other pension plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Credit Ratings

     Our senior unsecured long-term debt is rated Ca by Moody’s Investors Service, Inc., C by Standard and Poor’s Rating Services and C by Fitch Ratings. Moody’s and Fitch have stated that their ratings outlook for our senior unsecured debt is negative. For additional information related to our credit ratings, see “Financial Condition and Liquidity — Credit Ratings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Covenants

     The GE Commercial Finance Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets, pay dividends or repurchase stock and make capital expenditures. Our financial agreement with Amex also contains affirmative, negative and financial covenants substantially the same as those found in the GE Commercial Finance Facility.

     At March 31, 2005, we were in compliance with these and other financial covenants. For information concerning our future compliance with these covenants, see “Risk Factors Relating to Delta — Our GE Commercial Finance Facility and our financing agreement with Amex impose substantial restrictions on our financial and business operations.” For additional information concerning these and other covenants, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Risk Factors Relating to Delta

If we are unsuccessful in further reducing our operating expenses and continue to experience significant losses, we will need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

     We reported a net loss of $5.2 billion, $773 million and $1.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Our unaudited net loss was $1.1 billion for the March 2005 quarter. We expect our revenue and cost challenges to continue. In addition, Deloitte & Touche LLP, our independent registered public accounting firm, issued a Report of Independent Registered Public Accounting Firm related to our Consolidated Financial Statements in our Form 10-K that contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph.

     In connection with our restructuring efforts in the December 2004 quarter, we determined that there are anticipated annual benefits from our transformation plan sufficient for us to achieve financial viability by way of an out-of-court restructuring, including reduction of pilot costs of at least $1 billion annually by the end of 2006 and other benefits of at least $1.7 billion annually by the end of 2006 (in addition to the approximately $2.3 billion of annual benefits (compared to 2002) achieved by the end of 2004 through previously implemented profit improvement initiatives). This determination, however, was based on a number of material assumptions, including, without limitation, assumptions about fuel prices, passenger mile yield, actions by competitors and our access to additional sources of financing on acceptable terms. Any number of these assumptions, many of which, such as fuel prices, are not within our control, could prove to be incorrect.

     Even if we achieve all of the approximately $5 billion in targeted annual benefits from our transformation plan, we may need even greater cost savings because our industry has been subject to progressively increasing competitive pressure. We cannot assure you that the anticipated benefits of our transformation plan will be achieved or that these benefits, if achieved, will be adequate for us to maintain financial viability. In addition, jet fuel prices in the March 2005 quarter were significantly higher than we had assumed in our business plan and the forward curve for crude oil implies substantially higher jet fuel prices for the remainder of 2005 than our business plan assumes. As a result, we are evaluating potential strategies intended to achieve additional cost savings, defer capital expenditures or increase revenue, but we cannot assure you that we will be successful in negating the effect of jet fuel prices if they remain at historically high prices or increase further.

     In addition, our transformation plan involves significant changes to our business. We cannot assure you that we will be successful in implementing some of the initiatives under the plan or that key elements, such as employee job reductions, will not have an adverse impact on our business and results of operations, particularly in the near term. Although we have assumed that incremental revenues from our transformation plan will more than offset related costs, in light of the competitive pressures we face, we cannot assure you that we will be successful in realizing sufficient incremental revenues to offset related costs.

     If we continue to experience significant losses, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. A restructuring under Chapter 11 of the U.S. Bankruptcy Code may be particularly difficult because we pledged substantially all of our remaining unencumbered collateral in connection with transactions we completed in the December 2004 quarter as a part of our out-of-court restructuring.

We have substantial liquidity needs, and there is no assurance that we will be able to obtain the necessary financing to meet those needs on acceptable terms, if at all.

     Even if we are successful in achieving all of the approximately $5 billion in targeted benefits under our transformation plan, we do not expect to achieve the full $5 billion until the end of 2006. As we transition to a lower cost structure, we continue to face significant challenges due to low passenger mile yields, historically high fuel prices, and other cost pressures. Accordingly, we believe that we will record a substantial net loss in 2005, and that our cash flows from operations will not be sufficient to meet all of our liquidity needs for that period. Our ability to fund our obligations and maintain adequate liquidity for the nine months ending December 31, 2005 will depend on a number of factors not within our control, including the level of aircraft fuel prices and passenger mile yield and the terms of our renewal or replacement Visa/Mastercard processing contract because the existing contract expires in August 2005. Because substantially all of our assets are encumbered and our credit ratings have been substantially lowered, we do not expect to be able to obtain any material amount of additional debt financing. Unless we are able to increase our revenues, further decrease our costs, sell assets or access the capital markets by issuing equity or convertible debt securities in sufficient amounts to cover increases in costs, decreases in revenue and decreases in liquidity as a result of factors outside our control, we expect that our cash and cash equivalents and short-term investments will be substantially lower at December 31, 2005 than at March 31, 2005.

     If the assumptions underlying our business plan prove to be incorrect in any material adverse respect and we are unable to increase our revenues, further decrease our costs, to sell assets or access the capital markets in sufficient amounts, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

Our GE Commercial Finance Facility and our financing agreement with Amex impose substantial restrictions on our financial and business operations.

     Our GE Commercial Finance Facility and our financing agreement with Amex restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. These financing agreements also contain covenants that require us to meet financial tests in order to continue to borrow under those facilities and to avoid a default that might lead to an early termination of those facilities. The terms of the financing agreements, including these covenants, are generally described in Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

     At March 31, 2005, we were in compliance with our financial covenants. However, there is significant uncertainty whether we will be in compliance with all of these covenants in the near-term or in future periods due to:

•	the volatility of fuel prices, which remain at historically high levels. Crude oil is a component of jet fuel. Crude oil prices are volatile and may increase or decrease significantly. Our business plan assumes that the average annual jet fuel price per gallon in 2005 will be approximately $1.22 (with each 1¢ increase in the average annual jet fuel price per gallon increasing our liquidity needs by approximately $25 million per year, unless we are successful in offsetting some or all of this increase through fare increases or additional cost reduction initiatives). During the March 2005 quarter, our average jet fuel price per gallon was $1.42. The forward curve for crude oil currently implies substantially higher jet fuel prices for the remainder of 2005 than our business plan assumes. We have no hedges or contractual arrangements that would reduce our jet fuel costs below market prices.

•	the expiration of our current Visa/MasterCard processing contract in August 2005 and the likelihood that our renewal or replacement processing contract will require a significant cash holdback to cover the processor’s exposure for tickets sold, but not yet flown. Our Visa/MasterCard processing contract is important to our business because a substantial number of tickets that we sell are purchased using Visa or MasterCard credit card.

•	the potential that other assumptions underlying our business plan prove to be incorrect in any material adverse respect. Many of these assumptions are not within our control, such as passenger mile yield, actions by competitors, pension funding obligations, interest rates, the achievement of all of the approximately $5 billion of targeted benefits (compared to 2002) of our transformation plan and our access to financing.

     Due to the volatility of fuel prices, we are currently seeking an amendment to the EBITDAR Covenant to reduce the level of EBITDAR we are required to achieve. We cannot predict the outcome of this matter.

     Failure to comply with the financial covenants or certain other requirements of the GE Commercial Finance Facility and our financing agreement with Amex could result in the outstanding borrowings under these agreements becoming immediately due and payable (unless the lenders waive any resulting event of default). If this were to occur, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

Our indebtedness and other obligations are substantial and materially adversely affect our business and our ability to incur additional debt to fund future needs.

     We have now and will continue to have a significant amount of indebtedness and other obligations, as well as substantial pension funding obligations. As of March 31, 2005, we had approximately $14.1 billion of total consolidated indebtedness, including capital leases. We also have minimum rental commitments with a present value of approximately $6.4 billion under noncancelable operating leases with initial terms in excess of one year. On December 1, 2004, we received an aggregate of $830 million in financing pursuant to the GE Commercial Finance Facility and our financing agreement with

Amex. In addition, we received the final $250 million prepayment under our financing agreement with Amex on March 1, 2005. Except for commitments to finance our purchases of regional jet aircraft in 2005 and 2006, we have no available lines of credit. Additionally, we believe that our access to additional financing on acceptable terms is limited, at least in the near term.

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

     Our GE Commercial Finance Facility and our financing agreement with Amex contain customary events of default, including cross-defaults to each other and to certain of our other debt and obligations. Likewise, an event of default under either or both of our GE Commercial Finance Facility and our financing agreement with Amex could result in an event of default under a significant amount of our other debt and obligations. As a result, upon the occurrence of an event of default under our GE Commercial Finance Facility and our financing agreement with Amex or certain of our other debt and obligations, the outstanding obligations under a significant amount of our indebtedness may be accelerated and become due and payable immediately (unless the lenders waive the events of default). If this were to occur, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. A restructuring under Chapter 11 of the U.S. Bankruptcy Code may be particularly difficult because we pledged substantially all of our unencumbered collateral in connection with our out-of-court restructuring in the December 2004 quarter.

Our pension plan funding obligations are significant, are affected by factors beyond our control and could have a material adverse impact on our liquidity.

     We sponsor qualified defined benefit pension plans for eligible employees and retirees. Our funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). We met our required funding obligations for these plans under ERISA in 2004.

     Estimates of the amount and timing of our future funding obligations under our pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, future long-term corporate bond yields, statutory requirements and demographic data for pension plan participants, including the number of participants, their salaries and the rate of participant attrition. The amount and timing of our future funding obligations also depend on the level of early retirements by pilots.

     Assuming current funding rules and the continuation of the interest rate relief provided under the Pension Funding Equity Act of 2004, we currently estimate that our funding obligations under our pension plans for 2006, 2007 and 2008 will be approximately $600 million, $950 million, and $1.6 billion, respectively, of which approximately $420 million, $780 million and $1.4 billion, respectively, relates to our qualified defined benefit pension plans. These estimated funding obligations can vary materially from actual funding obligations because the estimates are based on various assumptions, including those described above.

     On April 20, 2005 the Employee Pension Preservation Act of 2005 was introduced in the U.S. Senate and, on May 4, 2005, the Employee Pension Preservation and Taxpayer Protection Act of 2005 was introduced in the U.S. House of Representatives (collectively, the “Pension Preservation Act”). Under the Pension Preservation Act, an airline can extend to 25 years the time during which payments can be made of any unfunded liability existing under its qualified defined benefit pension plans at the date of the airline’s election to comply with the Pension Preservation Act. Such an extension of payments can occur under the Pension Preservation Act only if an airline elects to either (1) freeze its qualified defined benefit pension plans, or (2) immediately fund any future benefit accruals under its qualified defined benefit pension plans. The Pension Preservation Act also allows an airline making such an election to calculate the liability under its qualified defined benefit plans using long term funding assumptions rather than the short term assumptions otherwise required under existing law. Assuming the Pension Preservation Act is enacted as proposed, we believe that our total pension funding obligations for 2006 through 2008 will be substantially lower than our estimates above. While we support the Pension Preservation Act, we cannot predict whether it, or any other pension legislation, will be enacted.

If our pilots retire prior to their normal retirement at age 60 at greater than historical levels, this could disrupt our operations, negatively impact our revenue and increase our pension funding obligations.

     Under the Pilot Plan, Delta pilots who retire can elect to receive 50% of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% as an annuity after retirement. During certain recent months, our pilots have taken early retirement at greater than historical levels apparently due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if (a) we were to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code and (b) a notice of intent to terminate the Pilot Plan is issued. If early retirements by pilots occur at greater than historical levels in the future, this could, depending on the number of pilots who retire early, the aircraft types these pilots operate and other factors, disrupt our operations, negatively impact our revenues and increase our pension funding obligations significantly. As of March 31, 2005, approximately 1,800 of our 6,500 pilots were at or over age 50 and thus were eligible to retire at the end of April 2005.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel will materially adversely affect our operating results.

     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2004, when our average fuel price per gallon rose 42% to approximately $1.16 as compared to an average price of 81.78¢ in 2003. Our fuel costs represented 16%, 13% and 11% of our operating expenses in 2004, 2003 and 2002, respectively. During the March 2005 quarter, aircraft fuel prices continued to increase and remained at historically high levels. Our average fuel price per gallon for the March 2005 quarter was $1.42, a 49% increase compared to the March 2004 quarter. Due to the competitive nature of the airline industry, we generally have not been able to increase our fares when fuel prices have risen in the past and we may not be able to do so in the future. Even if we are able to increase our fares when fuel prices rise, we do not expect these increases to cover the increase in our fuel costs.

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

     Our business is highly dependent on our ability to access the capital markets. Since September 11, 2001, our senior unsecured long-term debt ratings have been lowered to Ca by Moody’s Investors Service, Inc., C by Standard & Poor’s Rating Services and C by Fitch Ratings. Moody’s and Fitch have stated that their ratings outlook for our senior unsecured debt is negative. Our credit ratings may be lowered further or withdrawn. We do not have debt obligations that accelerate as a result of a credit ratings downgrade. We believe that our access to the capital markets for new borrowings is limited, at least in the near term.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

     Our business is heavily dependent on our operations at the Hartsfield-Jackson Atlanta International Airport and at our other hub airports in Cincinnati and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta Airport or at one of our other hubs could have a serious impact on our business, financial condition and operating results.

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

     Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. Approximately 19% of our workforce is unionized. Strikes or labor disputes with our and our affiliates’ unionized employees may adversely affect our ability to conduct our business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (“RLA”), which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Our collective bargaining agreement with the Air Line Pilots Association, International (“ALPA”), which represents our pilots, becomes amendable on December 31, 2009. The RLA generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.

     Our wholly-owned subsidiary, Atlantic Southeast Airlines, Inc. (“ASA”) is in collective bargaining negotiations with ALPA, which represents ASA’s pilots, and with the Association of Flight Attendants, which represents ASA’s flight attendants, to amend their existing collective bargaining agreements that became amendable in September 2002 and September 2003, respectively. The outcome of ASA’s collective bargaining negotiations cannot presently be determined. In addition to the ASA negotiations, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the RLA.

We are facing significant litigation, including litigation arising from the terrorist attacks on September 11, 2001, and if any such significant litigation is concluded in a manner adverse to us, our financial condition and operating results could be materially adversely affected.

     We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. It appears that the plaintiffs in these September 11 actions are alleging that we and many other air carriers are jointly liable for damages resulting from the terrorist attacks based on a theory of shared responsibility for passenger security screening at Boston-Logan International Airport, Washington Dulles International Airport and Newark Liberty International Airport. These lawsuits, which are in preliminary stages, generally seek unspecified damages, including punitive damages. Although federal law limits the financial liability of any air carrier for compensatory and punitive damages arising out of the September 11 terrorist attacks to no more than the limits of liability insurance coverage maintained by the air carrier, it is possible that we may be required to pay damages in the event of our insurer’s insolvency or otherwise.

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

     Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $8.8 billion as of March 31, 2005. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code and undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). Even outside of a Chapter 11 restructuring, there can be no assurances that future actions by us or third party will not trigger an Ownership Change resulting in a limitation on our ability to deduct net operating loss carryforwards.

Risk Factors Relating to the Airline Industry

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

     Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the Federal Aviation Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring expenses to comply with the FAA’s regulations.

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

     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2005 (with a possible extension to December 31, 2005 at the discretion of the Secretary of Transportation). The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses and may not be obtainable at all, resulting in an interruption to our operations.

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

     For the three months ended March 31, 2005, aircraft fuel expense accounted for 19% of our total operating expenses. Our aircraft fuel expense rose 54%, or $310 million, in the March 2005 quarter compared to the same period a year ago, with approximately $290 million of the increase resulting from higher fuel prices. The average fuel price per gallon increased 49% to $1.42 and total gallons consumed increased 3%. Fuel prices continue to remain at historically high levels.

     Our business plan assumes that in 2005 our aircraft fuel consumption will be approximately 2.6 billion gallons and that our average annual jet fuel price per gallon will be approximately $1.22. Based on these assumptions, a 10% rise in our assumed average annual jet fuel price would increase our aircraft fuel expense by approximately $280 million in 2005. The forward curve for crude oil currently implies substantially higher prices for 2005 than our business plan assumes, and we have no hedges or contractual arrangements in place that would reduce our jet fuel costs below market prices.

     For additional information regarding our other exposures to market risks, see “Market Risks Associated with Financial Instruments” in Item 7, as well as Notes 2, 3, and 4 of the Notes to the Consolidated Financial Statements, in our Form 10-K.

Item 4. Controls and Procedures

     (a) Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Except as set forth below, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Our approach to implementing new business processes encompasses the design and implementation of internal control over financial reporting as it relates to the new business process. We recently began implementing, in phases, a new business process for our payable transactions. The process involves the implementation of a web-based system for the electronic submission of invoices over the web by a supplier, an automated workflow application for invoice approval, and processing of invoices by a third party for a certain portion of our payable transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated interim financial statements and Note 1 to the annual financial statements for the year ended December 31, 2004 (not presented herein), certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the respective financial statements.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, cash flows and shareowners’ (deficit) equity for the year then ended (not presented herein); and in our report dated March 9, 2005, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
May 9, 2005

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

1. Multidistrict Pilot Retirement Litigation

     On March 7, 2005, the plaintiffs, Delta and the Delta Pilots Retirement Plan (“Plan”) agreed in principle to settle this litigation on a class action basis which resolves all claims. Under the terms of the proposed settlement, Delta and the Plan would pay to a settlement fund a total of $16 million, of which we believe up to $15.5 million would be paid from the Plan. In addition, Delta would issue warrants to purchase 1 million shares of Delta common stock to certain members of the plaintiff class. The warrants would be exercisable immediately and expire five years after the grant date. The total number of warrants would be divided into four pools, with the first pool having an exercise price equal to the fair market value of the common stock on the grant date and the remaining pools having higher exercise prices. The settlement is subject to various conditions including, among other things: (1) agreement among the parties on a definitive settlement agreement; (2) approval by the U.S. District Court for the Northern District of Georgia; and (3) exhaustion or lapse of appeal rights for all members of the putative class.

     For additional information about this litigation, see “Item 3. Legal Proceedings - Multidistrict Pilot Retirement Litigation” in our
Form 10-K.

2. Delta Family-Care Savings Plan Litigation

     On March 16, 2005, a retired Delta employee filed an amended class action complaint in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2005 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and have moved to dismiss the complaint, which motion is pending before the District Court. We intend to vigorously defend this lawsuit.

     This disclosure supersedes the discussion under “Item 3. Legal Proceedings — Delta Family-Care Savings Plan Litigation” in our
Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the March 2005 quarter, we used shares of our common stock rather than cash to redeem Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) when redemptions were required under the Delta Family-Care Savings Plan. The number of shares of common stock issuable by us is based on the fair value of such shares of common stock at the time of issuance. During the March 2005 quarter, we issued a total of 2.5 million shares of common stock to redeem approximately 159,500 shares of ESOP Preferred Stock. We issued 829,040 of these shares of common stock in exchange transactions in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, with respect to 60,506 shares of ESOP Preferred Stock; the remainder of the shares of common stock were issued in transactions registered on Form S-8.

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

     Effective December 2003, our Board of Directors suspended indefinitely the payment of dividends on our ESOP Preferred Stock to comply with Delaware law. We have a negative “surplus” (as defined above) and we did not have net profits in either of the years ended December 31, 2004 or 2003. The terms of the ESOP Preferred Stock provide for cumulative dividends on that stock and prohibit the payment of dividends on our common stock until all cumulative dividends on the ESOP Preferred Stock have been paid. Unpaid dividends on the ESOP Preferred Stock will accrue without interest, until paid, at a rate of $4.32 per share per year. At March 31, 2005, accumulated but unpaid dividends on the ESOP Preferred Stock totaled $40 million and are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet.

     For additional information about our ESOP Preferred Stock, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 6. Exhibits

(a) Exhibits

12	Statement regarding computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

By: /s/ Michael J. Palumbo
Michael J. Palumbo Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
May 9, 2005

Exhibit Index

Exhibit No.	Description
12	Statement regarding computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005.

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005.