Form 10-Q
period 2005-06-30
DELTA AIR LINES INC /DE/
filed 2005-08-15
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock,
as of July 31, 2005:
Common Stock, $0.01 par value — 158,145,686 shares outstanding
This document is also available on our web site at http://investor.delta.com/edgar.cfm.

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
Item 4. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
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
EX-15 LETTER FROM DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	June 30,	December 31,
ASSETS	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,341	$1,463
Short-term investments	330	336
Restricted cash	368	348
Accounts receivable, net of an allowance for uncollectible accounts of $39 at June 30, 2005 and $38 at December 31, 2004	923	696
Expendable parts and supplies inventories, net of an allowance for obsolescence of $192 at June 30, 2005 and $184 at December 31, 2004	219	203
Prepaid expenses and other	605	560

Total current assets	3,786	3,606

PROPERTY AND EQUIPMENT:
Flight equipment	20,935	20,627
Accumulated depreciation	(7,002)	(6,612)

Flight equipment, net	13,933	14,015

Flight and ground equipment under capital leases	516	717
Accumulated amortization	(197)	(364)

Flight and ground equipment under capital leases, net	319	353

Ground property and equipment	4,897	4,805
Accumulated depreciation	(2,838)	(2,706)

Ground property and equipment, net	2,059	2,099

Advance payments for equipment	65	89

Total property and equipment, net	16,376	16,556

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization of $187 at June 30, 2005 and $185 at December 31, 2004	76	79
Restricted investments for Boston airport terminal project	76	127
Other noncurrent assets	1,020	1,206

Total other assets	1,399	1,639

Total assets	$21,561	$21,801

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(In Millions, Except Share Data)

	June 30,	December 31,
LIABILITIES AND SHAREOWNERS’ DEFICIT	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,125	$893
Accounts payable, deferred credits and other accrued liabilities	1,678	1,560
Air traffic liability	2,221	1,567
Taxes payable	591	499
Accrued salaries and related benefits	1,151	1,151
Accrued rent	155	271

Total current liabilities	6,921	5,941

NONCURRENT LIABILITIES:
Long-term debt and capital leases	12,459	12,507
Long-term debt issued by Massachusetts Port Authority	498	498
Postretirement benefits	1,742	1,771
Accrued rent	648	633
Pension and related benefits	5,209	5,099
Other	296	340

Total noncurrent liabilities	20,852	20,848

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	350	376
Deferred revenue and other credits	147	155

Total deferred credits	497	531

COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock:
$1.00 par value, $72.00 stated and liquidation value, 5,105,264 shares issued and outstanding at June 30, 2005; and 5,417,735 shares issued and outstanding at December 31, 2004	368	390
Unearned compensation under employee stock ownership plan	(92)	(113)

Total Employee Stock Ownership Plan Preferred Stock	276	277

SHAREOWNERS’ DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648 shares issued at June 30, 2005; and $1.50 par value, 450,000,000 shares authorized, 190,745,445 shares issued at December 31, 2004	2	286
Additional paid-in capital	3,119	3,052
Accumulated deficit	(5,837)	(4,373)
Accumulated other comprehensive loss	(2,148)	(2,358)
Treasury stock at cost, 44,929,082 shares at June 30, 2005 and 50,915,002 shares at December 31, 2004	(2,121)	(2,403)

Total shareowners’ deficit	(6,985)	(5,796)

Total liabilities and shareowners’ deficit	$21,561	$21,801

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

OPERATING REVENUES:
Passenger:
Mainline	$3,045	$2,895	$5,694	$5,455
Regional affiliates	830	761	1,520	1,442
Cargo	127	125	259	247
Other, net	183	180	359	346

Total operating revenues	4,185	3,961	7,832	7,490

OPERATING EXPENSES:
Salaries and related costs	1,298	1,584	2,709	3,193
Aircraft fuel	1,054	669	1,938	1,243
Depreciation and amortization	326	311	639	618
Contracted services	270	249	542	490
Contract carrier arrangements	211	237	415	474
Landing fees and other rents	227	220	442	437
Aircraft maintenance materials and outside repairs	206	164	383	321
Aircraft rent	151	182	294	363
Passenger commissions and other selling expenses	186	203	378	376
Passenger service	95	85	179	163
Pension settlements, asset writedowns, restructuring and related items, net	96	117	627	117
Other	194	181	372	324

Total operating expenses	4,314	4,202	8,918	8,119

OPERATING LOSS	(129)	(241)	(1,086)	(629)

OTHER INCOME (EXPENSE):
Interest expense	(288)	(197)	(556)	(391)
Interest income	14	8	28	21
Miscellaneous income (expense), net	3	1	(1)	(28)

Total other expense, net	(271)	(188)	(529)	(398)

LOSS BEFORE INCOME TAXES	(400)	(429)	(1,615)	(1,027)

INCOME TAX BENEFIT (PROVISION)	18	(1,534)	162	(1,319)

NET LOSS	(382)	(1,963)	(1,453)	(2,346)

PREFERRED STOCK DIVIDENDS	(6)	(5)	(11)	(9)

NET LOSS ATTRIBUTABLE TO COMMON SHAREOWNERS	$(388)	$(1,968)	$(1,464)	$(2,355)

BASIC AND DILUTED LOSS PER SHARE	$(2.64)	$(15.79)	$(10.17)	$(18.95)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	146,820,375	124,690,747	143,888,479	124,284,915
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,453)	$(2,346)
Adjustments to reconcile net loss to cash provided by (used in) operating activities, net	1,019	1,705
Changes in certain assets and liabilities, net	497	450

Net cash provided by (used in) operating activities	63	(191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(455)	(316)
Ground property and equipment	(133)	(204)
Decrease in restricted investments related to Boston airport terminal project	51	97
Proceeds from sale of flight equipment	383	4
Increase in restricted cash	(20)	(60)
Other, net	8	1

Net cash used in investing activities	(166)	(478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(310)	(827)
Issuance of long-term obligations	295	739
Other, net	(4)	(14)

Net cash used in financing activities	(19)	(102)

Net decrease in cash and cash equivalents	(122)	(771)
Cash and cash equivalents at beginning of period	1,463	2,170

Cash and cash equivalents at end of period	$1,341	$1,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$450	$379
Income taxes, net	$3	$2

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$233	$55
Dividends on ESOP Preferred Stock	$9	$12
Current maturities of long-term debt exchanged for shares of common stock	$45	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Statistical Summary(1)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004

Consolidated:
Revenue Passenger Miles (millions) (2)	31,664		29,584		59,840		54,783
Available Seat Miles (millions) (2)	40,475		38,620		78,352		74,369
Passenger Mile Yield (2)	12.24	¢	12.36	¢	12.06	¢	12.59	¢
Operating Revenue Per Available Seat Mile (2)	10.34	¢	10.26	¢	10.00	¢	10.07	¢
Passenger Revenue Per Available Seat Mile (2)	9.58	¢	9.47	¢	9.21	¢	9.27	¢
Operating Cost Per Available Seat Mile (2)	10.66	¢	10.88	¢	11.38	¢	10.92	¢
Passenger Load Factor (2)	78.23%		76.60%		76.37%		73.66%
Breakeven Passenger Load Factor (2)	80.84%		81.66%		87.87%		80.38%
Passengers Enplaned (thousands) (2)	31,582		30,833		60,812		58,189
Fuel Gallons Consumed (millions)	657		639		1,281		1,242
Average Price Per Fuel Gallon, Net of Hedging Gains	160.24	¢	104.53	¢	151.22	¢	100.02	¢
Number of Aircraft in Fleet, End of Period	869		842		869		842
Full-Time Equivalent Employees, End of Period	65,300		70,300		65,300		70,300

Mainline:
Revenue Passenger Miles (millions)	27,497		25,714		51,982		47,528
Available Seat Miles (millions)	34,698		33,198		67,159		63,684
Operating Cost Per Available Seat Mile	9.92	¢	10.32	¢	10.74	¢	10.35	¢
Number of Aircraft in Fleet, End of Period	522		550		522		550

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	Includes the operations under our contract carrier agreements with Flyi, Inc. (formerly Atlantic Coast Airlines) (for the three and six months ended June 30, 2004 only), and with Chautauqua Airlines, Inc. and SkyWest Airlines, Inc. (for all periods presented). For additional information about our contract carrier agreements, see Note 3 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

DELTA AIR LINES, INC.
Aircraft Fleet Table(1)
(Unaudited)
Our aircraft fleet, orders, options and rolling options at June 30, 2005, are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet (2)(3)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders		Options	Rolling Options
B-737-200	6	7	27	40	20.5	—		—	—
B-737-300	—	—	21	21	18.4	—		—	—
B-737-800	71	—	—	71	4.7	51	(4)(5)	60	168
B-757-200	77	10	34	121	13.8	—		—	—
B-767-200	14	—	—	14	22.1	—		—	—
B-767-300	4	10	14	28	15.4	—		—	—
B-767-300ER	50	—	9	59	9.3	—		10	5
B-767-400	21	—	—	21	4.3	—		21	—
B-777-200	8	—	—	8	5.4	5		20	5
MD-11	—	—	3	3	12.3	—		—	—
MD-88	63	16	41	120	15.0	—		—	—
MD-90	16	—	—	16	9.6	—		—	—
FRJ-328	—	—	30	30	4.2	—		—	—
ATR-72	4	—	8	12	11.7	—		—	—
CRJ-100/200	115	—	128	243	5.2	19		114	—
CRJ-700	62	—	—	62	1.7	—		110	—

Total	511	43	315	869		75		335	178

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	During the June 2005 quarter, we (1) retired 11 leased B-737-200 and B-737-300 aircraft, as well as one owned B-767-200 aircraft; (2) returned two ATR-72 aircraft to the lessor; (3) accepted delivery of four CRJ-200 aircraft and four CRJ-700 aircraft from the manufacturer; (4) accepted delivery of five CRJ-200 aircraft from General Electric Capital Corporation (“GECC”) (see “GECC Aircraft” in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q); (5) sold one MD-11 aircraft; and (6) assumed the leases for 30 FRJ-328 aircraft (see “Contract Carrier Agreements” in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(3)	The above table includes 30 FRJ-328 aircraft and three MD-11 aircraft which are temporarily grounded.

(4)	In 2003, we entered into an agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft were delivered to us by the manufacturer in 2005. Ten of these aircraft were delivered to us and immediately sold during the six months ended June 30, 2005. The one remaining aircraft is included in the above table because we had a contractual obligation to purchase this aircraft from the manufacturer at June 30, 2005. For additional information about our agreement to sell these aircraft, see “Sale of Aircraft” in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

(5)	In July 2005, we deferred delivery of two B-737-800 aircraft from 2007 to 2010 (see “Aircraft Order Commitments” in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
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
     Effective June 30, 2005, we reclassified changes in restricted cash on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 to present such changes as an investing activity. We previously presented such changes as an operating activity. In the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004, we reclassified changes in restricted cash to be consistent with our 2005 presentation. This resulted in a $60 million decrease to cash flows used in investing activities and a corresponding increase to cash flows from operating activities from the amounts previously reported.
     We have reclassified certain other prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, and other factors, operating results for the three and six months ended June 30, 2005 are not necessarily indicative of operating results for the entire year.
Business Environment
Financial Results
     We recorded an unaudited consolidated net loss of $1.5 billion for the six months ended June 30, 2005. During the four years ended December 31, 2004, we reported an aggregate consolidated net loss of approximately $8.5 billion. These losses are not sustainable.
     During the last several years, we implemented profit improvement initiatives, which became the basis for our transformation plan announced in late 2004. Our transformation plan has a goal of providing us with approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), primarily through cost reductions. We are on track to obtain the full $5 billion in benefits by the end of 2006. As of June 30, 2005, we have implemented initiatives intended to achieve approximately 85% of these benefits.
     The benefits we are realizing under the transformation plan are, however, being outpaced and masked by historically high aircraft fuel prices. We continue to operate in a weak pricing environment, which limits our ability to increase fares to offset these high fuel costs. Accordingly, we believe we must make additional substantial changes in our business to further reduce our cost structure and increase our revenues in order to maintain adequate liquidity and achieve long-term viability. We are in the process of expanding our transformation plan to identify the necessary changes. There is significant uncertainty, however, that we will be able to implement these changes soon enough to enable us to maintain adequate liquidity or that these changes will be sufficient to enable us to achieve long-term viability.
     Historically high aircraft fuel prices are having a material adverse effect on our financial performance. During the six months ended June 30, 2005, our aircraft fuel expense increased 56%, or $695 million, compared to the corresponding period in 2004. Approximately $655 million of this increase resulted from higher fuel prices. Our average fuel price per gallon was $1.51 in the six months ended June 30, 2005, a 51% increase over the same period in the prior year. Fare increases implemented during the six months ended June 30, 2005 in response to rising fuel prices offset only a small portion of these cost increases. We have no hedges or contractual arrangements to reduce our aircraft fuel costs below market levels, and the forward curve for crude oil currently implies that aircraft fuel prices will remain at historically high levels beyond the near term.
     A weak pricing environment is also having a material negative impact on our financial results. Although revenue passenger miles (“RPMs”), or traffic, rose 9% in the six months ended June 30, 2005 compared to the same period in 2004, passenger revenue increased only 5% due to a 4% decrease in passenger mile yield on a year-over-year basis. For the June 2005 quarter, passenger mile yield declined 1% as compared to the same period a year ago. We believe the decrease in passenger mile yield reflects various factors, including the continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida. The decline in passenger mile yield also reflects the fact that we compete with airlines operating under Chapter 11 of the U.S. Bankruptcy Code.
     We continue to face significant challenges due to historically high aircraft fuel prices, low passenger mile yields and other cost pressures. Accordingly, we believe that we will record a substantial net loss for the six months ending December 31, 2005; that our cash flow from operations will not be sufficient to meet our liquidity needs for that period; and that our cash and cash equivalents and short-term investments will decline substantially during the remainder of 2005 even if we complete the sale of Atlantic Southeast Airlines, Inc. (“ASA”) described below. We are pursuing other transactions to offset a portion of this expected decline, but there is significant uncertainty as to whether we will complete any such transactions or maintain adequate liquidity.

Sale of ASA
     On August 15, 2005, we entered into a definitive agreement (“Stock Purchase Agreement”) to sell ASA, our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”) for a purchase price of $425 million. Under the terms of the Stock Purchase Agreement, SkyWest will purchase 100% of the outstanding shares of ASA. We will receive $350 million at the closing of this transaction, representing $330 million of purchase price and $20 million related to aircraft deposits. We will also receive $125 million, consisting of $95 million of deferred purchase price and $30 million in certain aircraft deposits, upon the earlier of the fourth anniversary of the closing of this transaction or, in the event we seek to restructure under Chapter 11 of the U.S. Bankruptcy Code, assumption by us of our contract carrier agreements with ASA and SkyWest Airlines, Inc. (“SkyWest Airlines”), a wholly owned subsidiary of SkyWest. SkyWest shall be entitled to retain $125 million if we reject our contract carrier agreement with either ASA or SkyWest Airlines in a Chapter 11 proceeding prior to the fourth anniversary of the closing of this transaction. The purchase price is also subject to a working capital adjustment. The closing under the Stock Purchase Agreement is expected to occur in September 2005 and is subject to certain conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of an exemption or order from the U.S. Department of Transportation relating to the transfer of certain international routes. Pursuant to our financing agreements with GE Commercial Finance and other lenders (“GE Commercial Finance Facility”), we are required to repay $100 million of the outstanding borrowings under that facility upon closing of this transaction.
     For additional information about this transaction, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Liquidity
     During the past several years, we materially increased our borrowings to fund our operations and to meet our other obligations. Our debt and capital lease obligations totaled $14.1 billion at June 30, 2005 compared to $6.0 billion at December 31, 2000. Because substantially all of our assets are encumbered and our credit ratings are low, we believe we will not be able to obtain any material amount of additional debt financing. Except for commitments to finance our purchases of regional jet aircraft in 2005 and 2006, we have no available lines of credit.
     At June 30, 2005, our cash and cash equivalents and short-term investments were $1.7 billion. However, we have significant obligations due in the six months ending December 31, 2005 and thereafter. We estimate that our aggregate obligations during that period will be approximately $2.0 billion for operating lease obligations, interest payments, debt maturities, capital expenditures and funding of our defined benefit and defined contribution pension plans. In addition to these obligations, there are other factors, many of which are outside of our control, that may negatively impact our liquidity. As discussed below, these factors include (1) the replacement of our existing Visa/MasterCard processing contract; (2) the financial covenants in our GE Commercial Finance Facility and American Express Travel Related Services Company, Inc. (“Amex”); and (3) potential early retirements by our pilots.
Credit Card Processing Contracts
     We face significant liquidity pressure due to the need to replace our current Visa/MasterCard processing contract, which expires on August 29, 2005. Our Visa/MasterCard processing contract is important to our business because a substantial number of tickets that we sell are paid for by customers using Visa or MasterCard. We cannot accept these credit cards for payment unless we have a processing contract in effect. Our existing processing contract does not currently permit the processor to implement a holdback, or require us to deposit a cash reserve with the processor, for receivables from our sale of tickets which are purchased with Visa or MasterCard but which have not yet been used for travel.
     On August 15, 2005, we entered into a letter agreement with our existing Visa/MasterCard processor regarding an extension of the current processing contract. The letter agreement provides that the current processing contract would be amended to (1) permit us to extend the terms of the processing contract for periods up to and including October 31, 2005 and (2) allow the existing processor to establish a holdback for a specified percentage (beginning at 50%) of our Visa/MasterCard receivables for tickets sold beginning August 15, 2005, with the percentage of the holdback increasing based on the length of the extension of the current processing contract. We estimate the holdback at October 31, 2005 would be at least approximately $750 million if we elect to extend the existing processing contract to that date. The letter agreement further provides that substantially all of any such holdback will be made available to fund the cash reserve that would be required by a new Visa/MasterCard processor. The extension of the current processing contract is subject to the negotiation and execution of a definitive amendment.
     In addition, we have received a term sheet from a third party setting forth proposed terms of the third party’s service as our new Visa/MasterCard processor beginning upon the termination of the existing contract. We would be required to deposit with the new processor at the start of the new contract a cash reserve for tickets purchased using Visa or MasterCard but not yet used for travel. We estimate, under the term sheet, the initial level of the cash reserve to be approximately $750 million. As discussed above, we would apply the amount of the holdback released by the existing Visa/MasterCard processor to fund all or a portion of this cash reserve. We are reviewing the proposed terms, which are subject to the negotiation and execution of definitive documents.
     There can be no assurance that we will be able to extend our existing Visa/MasterCard processing contract or to enter into a new Visa/MasterCard processing contract with another processor. The failure to have in effect a Visa/MasterCard processing contract would have a material adverse effect on our business. Alternatively, a holdback of our Visa/MasterCard receivables by the existing processor or our deposit of a cash reserve with a new Visa/MasterCard processor will reduce our cash and cash equivalents and short-term investments by the amount of the holdback or cash reserve.

     We are exploring alternatives to offset a portion of the cash reserve, including seeking to obtain a letter of credit or other instrument from a third party in lieu of our providing a portion of the cash reserve. There can be no assurance whether or when we will be able to implement any such alternative.
     The GE Commercial Finance Facility and our financing agreement with Amex include covenants that require us, among other things, to (1) maintain a minimum of $1 billion of unrestricted funds at all times through the termination of those agreements and (2) maintain accounts pledged for the benefit of the lenders (which can be used for purposes of calculating the $1 billion of unrestricted funds) with funds of not less than $650 million through October 31, 2005, $550 million at all times from November 1, 2005 through February 28, 2006 and $650 million at all times thereafter (collectively, the “Liquidity Covenant”). There is significant uncertainty whether we will be in compliance with the Liquidity Covenant in the near future as a result of the holdback or cash reserve that will be required under our Visa/MasterCard processing contract. Our compliance with the Liquidity Covenant will depend on various factors, including (1) the level of the holdback or cash reserve, (2) whether and when we will be able to complete the sale of ASA and, (3) with respect to the cash reserve, whether and when we will be able to obtain a letter of credit or other instrument from a third party in lieu of providing a portion of the cash reserve.
     We intend to seek an amendment to the Liquidity Covenant which would permit us, through September 30, 2005, to include for purposes of the Liquidity Covenant the amount of the holdback or cash reserve. We cannot predict whether we will be able to obtain an amendment to the Liquidity Covenant, or the duration or other terms of any such amendment. Even if we obtain such an amendment and receive the proceeds from the sale of ASA, we believe we would fail to satisfy the Liquidity Covenant at some time during the remainder of 2005.
     We sell a substantial number of tickets that are paid for by customers who use an American Express credit card. Under its processing agreement with us, Amex has the right, in certain circumstances, to impose a significant holdback of our receivables for tickets purchased using an American Express credit card. This holdback, if implemented, would negatively impact our cash and cash equivalents and short-term investments. It would also create additional risk that we would be unable to satisfy the Liquidity Covenant.
Financial Covenants
     The GE Commercial Finance Facility and our financing agreement with Amex include covenants that require us to (1) comply with the Liquidity Covenant and (2) achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined). We were in compliance with these covenants at June 30, 2005, but, as discussed above, we believe we would fail to satisfy the Liquidity Covenant at some time during the remainder of 2005.
     The GE Commercial Finance Facility and our financing agreement with Amex contain customary events of default, including cross defaults to each other and to substantially all of our other debt and lease obligations. If we fail to comply with the financial covenants in the GE Commercial Finance Facility and our financing agreement with Amex and are unable to obtain a waiver or amendment, the lenders could declare all outstanding borrowings under these agreements to be immediately due and payable, which acceleration could similarly accelerate the payment of substantially all of our other debt and lease obligations. If this were to occur, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. For additional information about our financial covenants, see Note 2 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Early Retirements by Pilots
     Under our defined benefit pension plan for pilots (“Pilot Plan”), Delta pilots who retire can elect to receive 50% of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% as an annuity after retirement. In recent years, our pilots have retired prior to their normal retirement age of 60 at greater than historical levels due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if (a) we were to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code and (b) a notice of intent to terminate the Pilot Plan is issued. If pilot early retirements occur at greater than historical levels in the near future, the resulting lump sum payments, combined with other factors, could trigger a requirement to make contributions to the Pilot Plan in excess of amounts currently estimated. The amount of any additional contribution depends on factors that are not currently known and, therefore, cannot be reasonably estimated at this time. An additional contribution could have a material adverse impact on our liquidity.
     Pilot early retirements in the near future at greater than historical levels could also disrupt our operations and have a material adverse impact on our revenues because there may not be enough pilots to operate certain aircraft types for a period of time, the duration of which cannot be determined. We and the Air Line Pilots Association, International (“ALPA”), which is the representative of Delta pilots for purposes of collective bargaining, have agreed to certain provisions that have helped mitigate the effect of pilot early retirements on our operations over the past twelve months. We are seeking an agreement with ALPA that would increase our ability to mitigate the operational effects of pilot early retirements. There can be no assurance, however, that we and ALPA will reach such an agreement or that the existing or any additional provisions will be sufficient to avoid operational disruptions resulting from pilot early retirements in the future.
     Between January 1, 2005 and August 1, 2005, approximately 565 pilots retired, including 475 pilots on the active roster who elected to retire early. Of these 475 early retirements, approximately 145 occurred on August 1, 2005. These early retirements were substantially above historical levels. As of August 15, 2005, approximately 1,200 of our 6,300 pilots on the active roster are at or over age 50 and thus are eligible to retire effective September 1, 2005.

* * * * *
     Our preference has always been to avoid a restructuring under Chapter 11 of the U.S. Bankruptcy Code. Historically high aircraft fuel prices, a weak pricing environment and the other factors discussed above are, however, negatively impacting our ability to maintain adequate liquidity in the near future. Although we continue to pursue potential transactions in addition to the sale of ASA to offset a portion of the projected decline in our liquidity, there is significant uncertainty that we can complete any such transactions. Even if we complete the sale of ASA, enter into a new Visa/MasterCard credit card processing contract and obtain a letter of credit or other instrument to offset a portion of the cash reserve required under that contract, our liquidity will decline substantially during the remainder of 2005. If our liquidity declines to an unacceptably low level or we conclude that a competitive cost structure cannot be achieved through an out-of-court restructuring, we will need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.
     The matters discussed under “Business Environment” in this Note raise substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Stock-Based Compensation
     We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. For additional information related to our stock-based compensation plans, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K. No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.
     The estimated fair values of stock options granted during the three and six months ended June 30, 2005 and 2004 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted During the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Assumption	2005	2004	2005	2004

Risk-free interest rate	3.7%	—	3.7%	2.6%
Average expected life of stock options (in years)	3.0	—	3.0	4.0
Expected volatility of common stock	72.5%	—	73.9%	58.3%
Expected annual dividends on common stock	$—	$—	$—	$—
Weighted average fair value of a stock option granted	$2	$—	$2	$5

     The following table shows what our net loss and loss per share would have been for the three and six months ended June 30, 2005 and 2004, had we accounted for our stock-based compensation plans under the fair value method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2005	2004	2005	2004

Net loss:
As reported	$(382)	$(1,963)	$(1,453)	$(2,346)
Stock option compensation expense determined under the fair value based method	(27)	(5)	(57)	(9)

As adjusted for the fair value method under SFAS 123	$(409)	$(1,968)	$(1,510)	$(2,355)

Basic and diluted loss per share:
As reported	$(2.64)	$(15.79)	$(10.17)	$(18.95)
As adjusted for the fair value method under SFAS 123	$(2.82)	$(15.82)	$(10.57)	$(19.02)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard replaces SFAS 123 and supersedes APB 25. It requires the compensation cost of share-based payment transactions to be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for us beginning January 1, 2006. We are evaluating the impact of SFAS 123R, including the transition options for adoption of this standard, on our 2006 Consolidated Financial Statements. This impact may be material because we issued approximately 71 million stock options in 2004, primarily under our broad-based employee stock option plans. For additional information about these stock options, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.
2. DEBT
Future Maturities
     The following table summarizes the scheduled maturities of our debt at June 30, 2005:

Years Ending December 31,	Principal
(in millions)	Amount

Six months ending December 31, 2005	$470
2006	1,224
2007	1,540
2008	1,567
2009	1,333
After 2009	7,577

Total	$13,711

     The debt maturities for the six months ending December 31, 2005 in the table above include approximately $50 million principal amount of tax-exempt bonds issued by the Development Authority of Clayton County (“Clayton Authority”), which may not require cash payments in 2005. These bonds have scheduled maturities in 2029 and 2035, but may be tendered for purchase by their holders on seven days notice. Accordingly, we have classified these bonds in accordance with our reimbursement obligations under the agreement between us and General Electric Capital Corporation (“GECC”) (“Reimbursement Agreement”). We cannot predict with certainty whether these cash payments will be required during the six months ending December 31, 2005. For additional information about these bonds and the Reimbursement Agreement, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.
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
Other Financing Arrangements
     During 2004, we entered into an agreement, as amended in April 2005, to purchase the following aircraft:
•	16 CRJ-200 aircraft in 2005;

•	12 CRJ-200 aircraft in 2006; and

•	Four CRJ-700 aircraft in 2005.
     We have an agreement with a third party to finance, on a secured basis at the time of acquisition, our purchase of the 28 CRJ-200 aircraft. Borrowings under this agreement (1) will be due in installments for 15 years after the date of borrowing and (2) bear interest at LIBOR plus a margin. During the six months ended June 30, 2005, we completed the purchase of nine of these 28 aircraft. At June 30, 2005, approximately $155 million of borrowings were outstanding under this agreement.
     We also have an agreement with a third party to finance, on a secured basis at the time of acquisition, a substantial portion of our cost of purchasing the four CRJ-700 aircraft. Borrowings under this agreement (1) will be due 18 months after the date of borrowing (subject to earlier repayment if certain longer-term financing is obtained for these aircraft) and (2) bear interest at LIBOR plus a margin. We may elect to refinance these borrowings on a long-term secured basis; any such refinancing would be at an interest rate determined by reference to ten-year Treasury Notes plus a margin and have various repayment dates. During the six months ended June 30, 2005, we completed the purchase of all four of these aircraft. At June 30, 2005, approximately $80 million of borrowings were outstanding under this agreement.
Debt Covenants
     During the December 2004 quarter, we entered into the GE Commercial Finance Facility, which includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets, pay dividends or repurchase stock and make capital expenditures. Our financing agreement with Amex also contains affirmative, negative and financial covenants substantially the same as those found in the GE Commercial Finance Facility.
     The financial covenants, as amended in May 2005, require us to, among other things:
•	maintain unrestricted funds of not less than $1 billion at all times; and

•	achieve specified levels of EBITDAR, as defined, for designated rolling periods (generally monthly tests for successive trailing 12-month periods) through November 2007. During 2005, we are required to achieve increasing levels of EBITDAR, including EBITDAR of $860 million for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for successive trailing 12-month periods continues to increase, including $1.558 billion for the 12-month period ending December 31, 2006 and $2.008 billion for the 12-month period ending November 30, 2007. The EBITDAR covenant effectively provides that if our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant by at least $100 million, then the EBITDAR level that we are required to achieve will be reduced by a specified amount.
     The GE Commercial Finance Facility and our financing agreement with Amex contain customary events of default, including cross defaults to each other and substantially all of our other debt and lease obligations, and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under these financing agreements may be accelerated and become due and payable immediately (unless the lenders waive the event of default).
     At June 30, 2005, we were in compliance with our financial covenants. For information regarding compliance with our financial covenants in the future, see Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. For additional information about these covenants, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     Our Reimbursement Agreement with GECC includes a Collateral Value Test, which is applicable on May 19, 2006. For additional information about this test and our financing agreements, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     As is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. We were in compliance with these requirements at June 30, 2005. For additional information about our war-risk insurance currently provided by the U.S. government, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
3. COMMITMENTS
Aircraft Order Commitments
     Future commitments for aircraft on firm order as of June 30, 2005 are estimated to be $3.6 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

Six months ending December 31, 2005	$191
2006	396
2007	1,701
2008	923
2009	414

Total	$3,625

     Our aircraft order commitments for the six months ending December 31, 2005 include approximately (1) $120 million related to our agreement to purchase seven CRJ-200 jet aircraft, which we intend to finance under certain financing arrangements (see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q) and (2) $40 million related to our commitment to purchase one B-737-800 aircraft, which we sold to a third party immediately following delivery to us by the manufacturer in July 2005 (for additional information, see “Sale of Aircraft” below).

     During the six months ended June 30, 2005, we deferred delivery of ten B-737-800 aircraft from 2006 to 2008. These deferrals are reflected in the table above. As a result of these deferrals, we have no mainline aircraft deliveries scheduled for 2006.
     In July 2005, we deferred delivery of two B-737-800 aircraft from 2007 to 2010. These deferrals will reduce our commitments in the table above by a total of approximately $10 million in 2005 and 2006, and $85 million in 2007, but increase our commitments in later years.
Contract Carrier Agreements
     We have contract carrier agreements with certain regional air carriers. Under these agreements, the regional air carriers operate certain of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on an annual determination of their cost of operating those flights and other factors intended to approximate market rates for those services.
     During the six months ended June 30, 2005 and 2004, we had contract carrier agreements with SkyWest Airlines, Inc. (“SkyWest”) and Chautauqua Airlines, Inc. (“Chautauqua”). These agreements expire in 2010 and 2016, respectively.
     In January 2005, we entered into a contract carrier agreement with Republic Airways Holdings, Inc. (“Republic Holdings”) and its wholly owned subsidiary, Republic Airline, Inc. (“Republic Airline”). Under this agreement, Republic Airline (or an affiliate) will operate 16 regional jet aircraft for us. We expect to begin placing these aircraft in service under the Delta Connection program in September 2005. Our agreement with Republic Holdings and Republic Airline expires in 2018.
     In May 2005, we entered into a contract carrier agreement with Mesa Air Group, Inc. (“Mesa”) and its wholly owned subsidiary, Freedom Airlines, Inc. (“Freedom”). Under this agreement, Freedom will operate between 25 and 30 regional jet aircraft for us. We expect these aircraft to begin operating in the Delta Connection program between October 2005 and November 2006. We also entered into an agreement under which Mesa will pay us certain amounts for each regional jet aircraft that Freedom operates for us under the Delta Connection program in lieu of operating the FRJ-328 regional jet aircraft formerly operated for us by FLYi, Inc. (“Flyi”) as discussed below. Our contract carrier agreement with Mesa and Freedom expires in 2017.
     During the six months ended June 30, 2004, we also had a contract carrier agreement with Flyi. In April 2004, we notified Flyi of our election to terminate its contract carrier agreement and, in November 2004, Flyi ceased operating Delta Connection flights. In accordance with the terms of our contract carrier agreement with Flyi, in March 2005, we assumed the leases on the 30 FRJ-328 regional jet aircraft that Flyi had operated for us. These leases are classified as operating leases with lease payments totaling approximately $275 million over the remaining approximately 13 year terms of the aircraft leases.
     The following table shows the available seat miles (“ASMs”) and RPMs operated for us under contract carrier agreements by Flyi (only in the three and six months ended June 30, 2004), and by SkyWest and Chautauqua, for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

ASMs(1)	1,404	1,391	2,735	2,777
RPMs(1)	1,030	1,013	1,983	1,961
Number of aircraft operated, end of period(1)	98	96	98	96

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

     We may terminate the SkyWest agreement without cause at any time by giving the airline certain advance notice. If we terminate the SkyWest agreement without cause, SkyWest has the right to assign to us leased regional jet aircraft which it operates for us, provided we are able to continue the leases on the same terms SkyWest had prior to the assignment.
     We may terminate the Chautauqua and Republic Airline agreements without cause at any time after May 2010 and January 2013, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Republic Airline agreements without cause, Chautauqua or Republic Airline, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Republic Airline, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Republic Airline for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Republic Airline, the lease would have (1) a rate equal to the debt payments of Chautauqua or Republic Airline for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Republic Airline and (2) specified other terms and conditions.
     We may terminate the Mesa agreement without cause at any time after 2012 by providing certain advance notice. If we terminate the Mesa agreement without cause after 2012, we do not have any financial obligation to Mesa.
     We estimate that the total fair values, determined as of December 31, 2004, of the aircraft that SkyWest, Chautauqua or Republic Airline could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines are approximately $600 million, $500 million and $365 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.
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
     We believe that insurance would cover most of our exposure to such liabilities and related indemnities associated with the types of lease and financing agreements described above, including real estate leases.
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
     We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict (1) when and under what circumstances these provisions may be triggered and (2) the amount that would be payable if the provisions were triggered because the amounts would be based on facts and circumstances existing at such time.
Employees Under Collective Bargaining Agreements
     At June 30, 2005, we had a total of approximately 65,300 full-time equivalent employees. Approximately 19% of these employees, including all of our pilots, are represented by labor unions.
     ASA is in collective bargaining negotiations with the Air Line Pilots Association, International (“ALPA”) and the Association of Flight Attendants (“AFA”), which represent ASA’s approximately 1,585 pilots and 900 flight attendants, respectively. ASA’s collective bargaining agreements with ALPA and AFA became amendable in September 2002 and September 2003, respectively. The outcome of these negotiations cannot presently be determined.
Sale of Aircraft
     In 2003, we entered into an agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft were delivered to us by the manufacturer in 2005. We agreed to pay the third party, for a designated period with respect to each of the 11 B-737-800 aircraft, an amount equal to the excess, if any, of a specified rate over the rate at which the third party leases the aircraft to another party. The maximum undiscounted amount we could have been required to pay for all 11 aircraft totaled approximately $70 million. As of July 2005, we have sold all of these aircraft to the third party, which leased those aircraft to other airlines at rates that did not require us to make any payment under the provision discussed above.
GECC Aircraft
     In November 2004, as a condition to availability of the GE Commercial Finance Facility, we granted GECC the right, exercisable until November 2, 2005, to lease to us (or, at our option subject to certain conditions, certain Delta Connection carriers) up to 12 CRJ-200 aircraft. During the March 2005 quarter, GECC exercised this right with respect to all 12 CRJ-200 aircraft. The leases for these 12 aircraft begin throughout 2005 and have terms of 150 to 168 months. We estimate that our total lease payments for these 12 aircraft will be approximately $190 million over the applicable lease terms. We believe that the lease rates we will pay for these aircraft approximate current market rates. During the June 2005 quarter, we began leasing five of the 12 CRJ-200 aircraft. We expect to take delivery of the remaining seven CRJ-200 aircraft by the end of 2005.
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
Other
     We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract. These obligations are contingent upon whether we terminate the contract without cause prior to its expiration date; therefore, no obligation would exist unless such a termination were to occur.
4. EMPLOYEE BENEFIT PLANS
Settlement and Curtailment Charges
     During the three and six months ended June 30, 2005, we recorded settlement charges totaling $104 million and $172 million, respectively, in our Consolidated Statements of Operations. These charges relate to our defined benefit pension plan for pilots (“Pilot Plan”) and result from lump sum distributions to pilots who retired. We recorded these charges in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of net periodic pension cost for the same period.
     During the March 2005 quarter, we recorded a curtailment charge of approximately $447 million in our Consolidated Statement of Operations related to our Pilot Plan and our defined benefit pension plan for nonpilot employees (“Nonpilot Plan”). This charge reflects the impact of the previously announced reduction of 6,000-7,000 nonpilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. We recorded this charge in accordance with SFAS 88, which requires curtailment accounting when an event occurs that significantly reduces the expected years of future service of current employees or that eliminates future benefit accruals for a significant number of employees. There was no curtailment charge during the June 2005 quarter.
     In connection with these charges, we remeasured the benefit obligations for the Pilot Plan as of November 30, 2004, December 31, 2004 and March 31, 2005, and the Nonpilot Plan as of November 30, 2004, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. As a result of the remeasurements, we recorded adjustments to our additional minimum pension liabilities as follows:

	Three Months
	Ended	Six Months Ended
(in millions)	June 30, 2005	June 30, 2005

Accumulated other comprehensive loss, net of tax	$17	$(216)
Tax impact	11	(131)
Previously recognized intangible asset	—	(134)

Increase (decrease) in additional minimum pension liabilities	$28	$(481)

     We expect to record additional settlement charges related to the Pilot Plan in the September and December 2005 quarters as a result of future lump sum retirement payments. These charges cannot be determined at this time because they are subject to certain assumptions that are not yet final.
     Net Periodic Benefit Costs
     Net periodic benefit cost for the three months ended June 30, 2005 and 2004 included the following components:

			Other
	Pension		Postretirement
	Benefits		Benefits
(in millions)	2005	2004	2005	2004

Service cost	$32	$59	$4	$7
Interest cost	181	188	29	29
Expected return on plan assets	(154)	(167)	—	—
Amortization of prior service cost (benefit)	—	4	(10)	(21)
Recognized net actuarial loss	41	46	3	1
Amortization of net transition obligation	2	2	—	—
Settlement charge	104	117	—	—

Net periodic benefit cost	$206	$249	$26	$16

     Net periodic benefit cost for the six months ended June 30, 2005 and 2004 included the following components:

			Other
	Pension		Postretirement
	Benefits		Benefits
(in millions)	2005	2004	2005	2004

Service cost	$92	$118	$9	$15
Interest cost	361	376	56	63
Expected return on plan assets	(306)	(334)	—	—
Amortization of prior service cost (benefit)	3	8	(20)	(38)
Recognized net actuarial loss	85	95	6	4
Amortization of net transition obligation	4	4	—	—
Curtailment charge	447	—	—	—
Settlement charge	172	117	—	—

Net periodic benefit cost	$858	$384	$51	$44

     We estimate total pension contributions for 2005 to be approximately $450 million, which could increase depending on the amount of lump sum payments to pilots who retire early during the remainder of 2005 combined with other factors. For additional information about this matter, see Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. The $450 million estimate includes approximately $285 million for our qualified defined benefit pension plans. In the six months ended June 30, 2005, we contributed approximately $225 million to our qualified defined benefit pension plans and approximately $90 million to our other pension plans.
     For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.
5. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(in millions)	2005	2004

Net operating loss carryforwards	$3,487	$2,848
Additional minimum pension liability	1,296	1,427
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	2,444	2,260
Valuation allowance	(2,833)	(2,400)

Total deferred tax assets	$4,740	$4,481

Temporary differences (primarily depreciation and amortization)	(4,798)	(4,562)

Total deferred tax liabilities	$(4,798)	$(4,562)

Net deferred tax liabilities	$(58)	$(81)

     The following table shows the current and noncurrent deferred tax (liabilities) assets, net recorded on our Consolidated Balance Sheets at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(in millions)	2005	2004

Current deferred tax assets, net (1)	$34	$35
Noncurrent deferred tax liabilities, net (2)	(92)	(116)

Net deferred tax liabilities	$(58)	$(81)

(1)	Current deferred tax assets, net are recorded in prepaid expenses and other on our Consolidated Balance Sheets.

(2)	Noncurrent deferred tax liabilities, net are recorded in other noncurrent liabilities on our Consolidated Balance Sheets.
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
     At June 30, 2005, we had $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had federal and state pretax net operating loss (“NOL”) carryforwards of approximately $9.2 billion at June 30, 2005, substantially all of which will not begin to expire until 2022. Our ability to utilize AMT and NOL carryforwards, however, could be subject to significant limitation if we were to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code and undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (“Ownership Change”). Even outside of a Chapter 11 restructuring, there can be no assurances that future actions by us or a third party will not trigger an Ownership Change. This could result in the need for an additional valuation allowance, which may be material.
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
     During the three and six months ended June 30, 2005, we recorded income tax benefits totaling $18 million and $162 million, respectively. These amounts are primarily the result of (1) adjustments to our deferred tax asset valuation allowance due to changes in the deferred tax asset related to our additional minimum pension liability (see Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q) and (2) the recognition of tax benefits for a portion of our current period losses as a result of an analysis of our estimated required valuation allowance at December 31, 2005.
6. SHAREOWNERS’ DEFICIT
     During the six months ended June 30, 2005, we distributed from treasury (1) 6.0 million shares of our common stock for redemptions of our Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) under the Delta Family-Care Savings Plan and (2) a total of 21,264 shares of our common stock primarily under the Non-Employee Directors’ Stock Plan. Additionally, during the June 2005 quarter, we issued 11.3 million shares of common stock in exchange for $45 million principal amount of 7.7% Notes due December 15, 2005. For additional information about our stock compensation plans and the ESOP Preferred Stock, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     At our Annual Meeting of Shareowners held on May 19, 2005, shareowners approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 450 million to 900 million and to decrease the par value of the common stock from $1.50 per share to $0.01 per share. As a result of this amendment, common stock decreased and additional paid-in capital increased by the same amount, $289 million, in our June 30, 2005 Consolidated Balance Sheet.
7. COMPREHENSIVE LOSS
     Comprehensive loss includes (1) reported net loss, (2) accounting for our additional minimum pension liabilities and (3) a deferred tax asset valuation allowance related to additional minimum pension liabilities. The following table shows our comprehensive loss for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Net loss	$(382)	$(1,963)	$(1,453)	$(2,346)
Other comprehensive (loss) income	(22)	39	210	51

Comprehensive loss	$(404)	$(1,924)	$(1,243)	$(2,295)

     The following table shows our additional minimum pension liability and related deferred tax asset valuation allowance, which represents all of the accumulated other comprehensive loss balance at June 30, 2005, and the activity for the six months then ended:

	Additional
	Minimum
	Pension	Valuation
(in millions)	Liability	Allowance	Total

Balance at December 31, 2004	$(2,329)	$(29)	$(2,358)
Minimum pension liability adjustment	347	—	347
Tax effect	(131)	(6)	(137)

Net of tax	216	(6)	210

Balance at June 30, 2005	$(2,113)	$(35)	$(2,148)

     For information about our additional minimum pension liability, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K. For information about the income tax impact associated with our additional minimum pension liability, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
8. GEOGRAPHIC INFORMATION
     We are managed as a single business unit that provides air transportation for passengers and cargo. For additional information about how we manage our business, see Note 13 of the Notes to the Consolidated Financial Statements in our Form 10-K. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

North America	$3,335	$3,189	$6,312	$6,142
Atlantic	625	585	1,070	981
Latin America	186	150	375	298
Pacific	39	37	75	69

Total	$4,185	$3,961	$7,832	$7,490

9. RESTRUCTURING
Restructuring and Other Reserves
     The following table shows our restructuring and other reserve balances as of June 30, 2005, and the activity for the six months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs under our 2004 workforce reduction programs:

	Facilities	Severance and
(in millions)	and Other	Related Costs

Balance at December 31, 2004	$38	$42

Additional costs and expenses	4	—
Payments	(4)	(23)
Adjustments	—	(2)

Balance at June 30, 2005	$38	$17

     The facilities and other reserve represents costs related primarily to (1) future lease payments on closed facilities, (2) contract termination fees and (3) future lease payments on aircraft retired early. During the March 2005 quarter, we removed from service six B-737-200 aircraft prior to their lease expiration dates. As a result of these retirements, we recorded a $10 million charge in pension settlements, asset writedowns, restructuring and related items, net on our Consolidated Statement of Operations. This charge includes (1) $7 million for the impairment of two aircraft retired under capital leases and (2) $3 million related to future lease payments for four aircraft retired under operating leases, which is recorded in the facilities and other reserve in the table above. During the June 2005 quarter, we retired 11 leased B-737-200 and B-737-300 aircraft and one owned B-767-200 aircraft. There was no charge related to these retirements.
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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(in millions, except per share data)	2005	2004	2005	2004

BASIC AND DILUTED:
Net loss	$(382)	$(1,963)	$(1,453)	$(2,346)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(6)	(5)	(11)	(9)

Net loss available to common shareowners	$(388)	$(1,968)	$(1,464)	$(2,355)

Weighted average shares outstanding	146.8	124.7	143.9	124.3

Basic and diluted loss per share	$(2.64)	$(15.79)	$(10.17)	$(18.95)

     For the three and six months ended June 30, 2005 and 2004, we excluded from our loss per share calculations all common stock equivalents, which primarily include stock options, our ESOP Preferred Stock and shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, because their effect on loss per share was anti-dilutive. The common stock equivalents totaled 145 million and 81 million for the three months ended June 30, 2005 and 2004, respectively, and 147 million and 77 million for the six months ended June 30, 2005 and 2004, respectively.
11. SUBSEQUENT EVENT
     On August 15, 2005, we entered into a Stock Purchase Agreement to sell ASA, our wholly owned subsidiary, to SkyWest for a purchase price of $425 million. Under the terms of the Stock Purchase Agreement, SkyWest will purchase 100% of the outstanding shares of ASA. We will receive $350 million at the closing of this transaction, representing $330 million of purchase price and $20 million related to aircraft deposits. We will also receive $125 million, consisting of $95 million of deferred purchase price and $30 million in certain aircraft deposits, upon the earlier of the fourth anniversary of the closing of this transaction or, in the event we seek to restructure under Chapter 11 of the U.S. Bankruptcy Code, assumption by us of our contract carrier agreements with ASA and SkyWest Airlines, a wholly owned subsidiary of SkyWest. SkyWest shall be entitled to retain $125 million if we reject our contract carrier agreement with either ASA or SkyWest Airlines in a Chapter 11 proceeding prior to the fourth anniversary of the closing of this transaction. The purchase price is also subject to a working capital adjustment. The closing under the Stock Purchase Agreement is expected to occur in September 2005 and is subject to certain conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of an exemption or order from the U.S. Department of Transportation relating to the transfer of certain international routes.
     Listed below are the major classes of assets and liabilities as of June 30, 2005 that are included as part of this sale:

June 30,
(in millions)	2005

Assets:
Current assets	$154
Flight equipment, net	1,396
Other property and equipment, net	60
Other assets	46

Total assets	$1,656

Liabilities:
Current maturities of long-term debt	$191
Other current liabilities	144
Long-term debt	873
Other noncurrent liabilities	126

Total liabilities	$1,334

     The final carrying values of the assets and liabilities to be sold to SkyWest will be determined upon closing of this transaction. The sale of these assets and liabilities will not be accounted for as discontinued operations because we have agreed concurrently with the closing under the Stock Purchase Agreement to amend and restate our contract carrier agreements with ASA and SkyWest Airlines, under which they will continue to serve as Delta Connection carriers. The expiration date of these contract carrier agreements has been extended to 2020. Following the closing of the Stock Purchase Agreement, both carriers will continue to operate their aircraft under our flight code, and we will schedule those aircraft, sell the seats on those flights and retain the related revenues. We will pay both carriers amounts, as defined in the applicable agreement, based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.
     In connection with the ASA and SkyWest Airlines contract carrier agreements, Delta or Comair, Inc., a wholly owned subsidiary, will lease or sublease 40 regional jet aircraft in total to ASA and SkyWest Airlines. If either ASA or SkyWest Airlines terminates its contract carrier agreement as a result of a material breach by us, the aircraft leases and subleases to ASA or SkyWest Airlines, as applicable, will terminate at the same time.
     In addition, pursuant to our GE Commercial Finance Facility, we are required to repay $100 million of the outstanding borrowings under that facility upon closing of this transaction. For additional information about our GE Commercial Finance Facility, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Environment
Financial Results
     We recorded an unaudited consolidated net loss of $1.5 billion for the six months ended June 30, 2005. During the four years ended December 31, 2004, we reported an aggregate consolidated net loss of approximately $8.5 billion. These losses are not sustainable.
     During the last several years, we implemented profit improvement initiatives, which became the basis for our transformation plan announced in late 2004. Our transformation plan has a goal of providing us with approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), primarily through cost reductions. We are on track to obtain the full $5 billion in benefits by the end of 2006. As of June 30, 2005, we have implemented initiatives intended to achieve approximately 85% of these benefits. For additional information about the transformation plan, see “Transformation Plan Update” below.
     The benefits we are realizing under the transformation plan are, however, being outpaced and masked by historically high aircraft fuel prices. We continue to operate in a weak pricing environment, which limits our ability to increase fares to offset these high fuel costs. Accordingly, we believe we must make additional substantial changes in our business to further reduce our cost structure and increase our revenues in order to maintain adequate liquidity and achieve long-term viability. We are in the process of expanding our transformation plan to identify the necessary changes. There is significant uncertainty, however, that we will be able to implement these changes soon enough to enable us to maintain adequate liquidity or that these changes will be sufficient to enable us to achieve long-term viability.
     Historically high aircraft fuel prices are having a material adverse effect on our financial performance. During the six months ended June 30, 2005, our aircraft fuel expense increased 56%, or $695 million, compared to the corresponding period in 2004. Approximately $655 million of this increase resulted from higher fuel prices. Our average fuel price per gallon was $1.51 in the six months ended June 30, 2005, a 51% increase over the same period in the prior year. Fare increases implemented during the six months ended June 30, 2005 in response to rising fuel prices offset only a small portion of these cost increases. We have no hedges or contractual arrangements to reduce our aircraft fuel costs below market levels, and the forward curve for crude oil currently implies that aircraft fuel prices will remain at historically high levels beyond the near term.
     A weak pricing environment is also having a material negative impact on our financial results. Although revenue passenger miles (“RPMs”), or traffic, rose 9% in the six months ended June 30, 2005 compared to the same period in 2004, passenger revenue increased only 5% due to a 4% decrease in passenger mile yield on a year-over-year basis. For the June 2005 quarter, passenger mile yield declined 1% as compared to the same period a year ago. We believe the decrease in passenger mile yield reflects various factors, including the continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida. The decline in passenger mile yield also reflects the fact that we compete with airlines operating under Chapter 11 of the U.S. Bankruptcy Code.
     We continue to face significant challenges due to historically high aircraft fuel prices, low passenger mile yields and other cost pressures. Accordingly, we believe that we will record a substantial net loss for the six months ending December 31, 2005; that our cash flow from operations will not be sufficient to meet our liquidity needs for that period; and that our cash and cash equivalents and short-term investments will decline substantially during the remainder of 2005 even if we complete the sale of Atlantic Southeast Airlines, Inc. (“ASA”) described below. We are pursuing other transactions to offset a portion of this expected decline, but there is significant uncertainty as to whether we will complete any such transactions or maintain adequate liquidity.
Sale of ASA
     On August 15, 2005, we entered into a definitive agreement (“Stock Purchase Agreement”) to sell ASA, our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”) for a purchase price of $425 million. Under the terms of the Stock Purchase Agreement, SkyWest will purchase 100% of the outstanding shares of ASA. We will receive $350 million at the closing of this transaction, representing $330 million of purchase price and $20 million related to aircraft deposits. We will also receive $125 million, consisting of $95 million of deferred purchase price and $30 million in certain aircraft deposits, upon the earlier of the fourth anniversary of the closing of this transaction or, in the event we seek to restructure under Chapter 11 of the U.S. Bankruptcy Code, assumption by us of our contract carrier agreements with ASA and SkyWest Airlines, Inc, a wholly owned subsidiary of SkyWest. SkyWest shall be entitled to retain $125 million if we reject our contract carrier agreement with either ASA or SkyWest Airlines in a Chapter 11 proceeding prior to the fourth anniversary of the closing of this transaction. The purchase price is also subject to a working capital adjustment. The closing under the Stock Purchase Agreement is expected to occur in September 2005 and is subject to certain conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of an exemption or order from the U.S. Department of Transportation relating to the transfer of certain international routes. Pursuant to our financing agreements with GE Commercial Finance and other lenders (“GE Commercial Finance Facility”), we are required to repay $100 million of the outstanding borrowings under that facility upon closing of this transaction.
     For additional information about this transaction, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Liquidity
     During the past several years, we materially increased our borrowings to fund our operations and to meet our other obligations. Our debt and capital lease obligations totaled $14.1 billion at June 30, 2005 compared to $6.0 billion at December 31, 2000. Because substantially all of our assets are encumbered and our credit ratings are low, we believe we will not be able to obtain any material amount of additional debt financing. Except for commitments to finance our purchases of regional jet aircraft in 2005 and 2006, we have no available lines of credit.
     At June 30, 2005, our cash and cash equivalents and short-term investments were $1.7 billion. However, we have significant obligations due in the six months ending December 31, 2005 and thereafter. As discussed under “Financial Condition and Liquidity — Obligations Due in the Six Months Ending December 31, 2005” in this Form 10-Q, we estimate that our aggregate obligations during that period will be approximately $2.0 billion for operating lease obligations, interest payments, debt maturities, capital expenditures and funding of our defined benefit and defined contribution pension plans. In addition to these obligations, there are other factors, many of which are outside of our control, that may negatively impact our liquidity. As discussed below, these factors include (1) the replacement of our existing Visa/MasterCard processing contract; (2) the financial covenants in our GE Commercial Finance Facility and American Express Travel Related Services Company, Inc. (“Amex”); and (3) potential early retirements by our pilots.
Credit Card Processing Contracts
     We face significant liquidity pressure due to the need to replace our current Visa/MasterCard processing contract, which expires on August 29, 2005. Our Visa/MasterCard processing contract is important to our business because a substantial number of tickets that we sell are paid for by customers using Visa or MasterCard. We cannot accept these credit cards for payment unless we have a processing contract in effect. Our existing processing contract does not currently permit the processor to implement a holdback, or require us to deposit a cash reserve with the processor, for receivables from our sale of tickets which are purchased with Visa or MasterCard but which have not yet been used for travel.
     On August 15, 2005, we entered into a letter agreement with our existing Visa/MasterCard processor regarding an extension of the current processing contract. The letter agreement provides that the current processing contract would be amended to (1) permit us to extend the terms of the processing contract for periods up to and including October 31, 2005 and (2) allow the existing processor to establish a holdback for a specified percentage (beginning at 50%) of our Visa/MasterCard receivables for tickets sold beginning August 15, 2005, with the percentage of the holdback increasing based on the length of the extension of the current processing contract. We estimate the holdback at October 31, 2005 would be at least approximately $750 million if we elect to extend the existing processing contract to that date. The letter agreement further provides that substantially all of any such holdback will be made available to fund the cash reserve that would be required by a new Visa/MasterCard processor. The extension of the current processing contract is subject to the negotiation and execution of a definitive amendment.
     In addition, we have received a term sheet from a third party setting forth proposed terms of the third party’s service as our new Visa/MasterCard processor beginning upon the termination of the existing contract. We would be required to deposit with the new processor at the start of the new contract a cash reserve for tickets purchased using Visa or MasterCard but not yet used for travel. We estimate, under the term sheet, the initial level of the cash reserve to be approximately $750 million. As discussed above, we would apply the amount of the holdback released by the existing Visa/MasterCard processor to fund all or a portion of this cash reserve. We are reviewing the proposed terms, which are subject to the negotiation and execution of definitive documents.
     There can be no assurance that we will be able to extend our existing Visa/MasterCard processing contract or to enter into a new Visa/MasterCard processing contract with another processor. The failure to have in effect a Visa/MasterCard processing contract would have a material adverse effect on our business. Alternatively, a holdback of our Visa/MasterCard receivables by the existing processor or our deposit of a cash reserve with a new Visa/MasterCard processor will reduce our cash and cash equivalents and short-term investments by the amount of the holdback or cash reserve.
     We are exploring alternatives to offset a portion of the cash reserve, including seeking to obtain a letter of credit or other instrument from a third party in lieu of our providing a portion of the cash reserve. There can be no assurance whether or when we will be able to implement any such alternative.
     The GE Commercial Finance Facility and our financing agreement with Amex include covenants that require us, among other things, to (1) maintain a minimum of $1 billion of unrestricted funds at all times through the termination of those agreements and (2) maintain accounts pledged for the benefit of the lenders (which can be used for purposes of calculating the $1 billion of unrestricted funds) with funds of not less than $650 million through October 31, 2005, $550 million at all times from November 1, 2005 through February 28, 2006 and $650 million at all times thereafter (collectively, the “Liquidity Covenant”). There is significant uncertainty whether we will be in compliance with the Liquidity Covenant in the near future as a result of the holdback or cash reserve that will be required under our Visa/MasterCard processing contract. Our compliance with the Liquidity Covenant will depend on various factors, including (1) the level of the holdback or cash reserve, (2) whether and when we will be able to complete the sale of ASA and, (3) with respect to the cash reserve, whether and when we will be able to obtain a letter of credit or other instrument from a third party in lieu of providing a portion of the cash reserve.
     We intend to seek an amendment to the Liquidity Covenant which would permit us, through September 30, 2005, to include for purposes of the Liquidity Covenant the amount of the holdback or cash reserve. We cannot predict whether we will be able to obtain an amendment to the Liquidity Covenant, or the duration or other terms of any such amendment. Even if we obtain such an amendment and receive the proceeds from the sale of ASA, we believe we would fail to satisfy the Liquidity Covenant at some time during the remainder of 2005.
     We sell a substantial number of tickets that are paid for by customers who use an American Express credit card. Under its processing agreement with us, Amex has the right, in certain circumstances, to impose a significant holdback of our receivables for tickets purchased using an American Express credit card. This holdback, if implemented, would negatively impact our cash and cash equivalents and short-term investments. It would also create additional risk that we would be unable to satisfy the Liquidity Covenant.

Financial Covenants
     The GE Commercial Finance Facility and our financing agreement with Amex include covenants that require us to (1) comply with the Liquidity Covenant and (2) achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined). We were in compliance with these covenants at June 30, 2005, but, as discussed above, we believe we would fail to satisfy the Liquidity Covenant at some time during the remainder of 2005.
     The GE Commercial Finance Facility and our financing agreement with Amex contain customary events of default, including cross defaults to each other and to substantially all of our other debt and lease obligations. If we fail to comply with the financial covenants in the GE Commercial Finance Facility and our financing agreement with Amex and are unable to obtain a waiver or amendment, the lenders could declare all outstanding borrowings under these agreements to be immediately due and payable, which acceleration could similarly accelerate the payment of substantially all of our other debt and lease obligations. If this were to occur, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. For additional information about our financial covenants, see Note 2 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Early Retirements by Pilots
     Under our defined benefit pension plan for pilots (“Pilot Plan”), Delta pilots who retire can elect to receive 50% of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% as an annuity after retirement. In recent years, our pilots have retired prior to their normal retirement age of 60 at greater than historical levels due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if (a) we were to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code and (b) a notice of intent to terminate the Pilot Plan is issued. If pilot early retirements occur at greater than historical levels in the near future, the resulting lump sum payments, combined with other factors, could trigger a requirement to make contributions to the Pilot Plan in excess of amounts currently estimated. The amount of any additional contribution depends on factors that are not currently known and, therefore, cannot be reasonably estimated at this time. An additional contribution could have a material adverse impact on our liquidity.
     Pilot early retirements in the near future at greater than historical levels could also disrupt our operations and have a material adverse impact on our revenues because there may not be enough pilots to operate certain aircraft types for a period of time, the duration of which cannot be determined. We and the Air Line Pilots Association, International (“ALPA”), which is the representative of Delta pilots for purposes of collective bargaining, have agreed to certain provisions that have helped mitigate the effect of pilot early retirements on our operations over the past twelve months. We are seeking an agreement with ALPA that would increase our ability to mitigate the operational effects of pilot early retirements. There can be no assurance, however, that we and ALPA will reach such an agreement or that the existing or any additional provisions will be sufficient to avoid operational disruptions resulting from pilot early retirements in the future.
     Between January 1, 2005 and August 1, 2005, approximately 565 pilots retired, including 475 pilots on the active roster who elected to retire early. Of these 475 early retirements, approximately 145 occurred on August 1, 2005. These early retirements were substantially above historical levels. As of August 15, 2005, approximately 1,200 of our 6,300 pilots on the active roster are at or over age 50 and thus are eligible to retire effective September 1, 2005.

* * * * *
     Our preference has always been to avoid a restructuring under Chapter 11 of the U.S. Bankruptcy Code. Historically high aircraft fuel prices, a weak pricing environment and the other factors discussed above are, however, negatively impacting our ability to maintain adequate liquidity in the near future. Although we continue to pursue potential transactions in addition to the sale of ASA to offset a portion of the projected decline in our liquidity, there is significant uncertainty that we can complete any such transactions. Even if we complete the sale of ASA, enter into a new Visa/MasterCard credit card processing contract and obtain a letter of credit or other instrument to offset a portion of the cash reserve required under that contract, our liquidity will decline substantially during the remainder of 2005. If our liquidity declines to an unacceptably low level or we conclude that a competitive cost structure cannot be achieved through an out-of-court restructuring, we will need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.
Basis of Presentation
     The matters discussed under “Business Environment” raise substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Transformation Plan Update
     During the six months ended June 30, 2005, we took several key actions under our transformation plan, including:
•	the implementation of Operation Clockwork, the redesign of our primary hub in Atlanta from a banked to a continuous hub to improve reliability and to reduce congestion. As a result of operational efficiencies from this initiative, we were able to increase system-wide capacity with no additional Mainline aircraft. In September 2005, we intend to implement the next phase of Operation Clockwork further increasing efficiency and aircraft utilization.

•	the dehubbing of our Dallas-Fort Worth operation and redeploying aircraft used in that market to grow our hub operations in Atlanta, Cincinnati and Salt Lake City, as well as offering new destinations and expanded frequencies in key focus cities such as New York City and Orlando.

•	the expansion of our SimpliFaresTM initiative within the 48 contiguous United States. SimpliFares is a fundamental change in our pricing structure that is intended to better meet customer needs; to simplify our business; and to assist us in achieving a lower cost structure. Under SimpliFares, we lowered unrestricted fares on some routes by as much as 50%; reduced the number of fare categories; implemented a fare cap; and eliminated the Saturday night stay requirement that existed for certain fares. To date, SimpliFares is meeting our revenue expectations. While we expect SimpliFares will have a negative impact on our operating results for some period, we believe it will provide net benefits to us over the longer term by stimulating traffic; improving productivity by simplifying our product; and increasing customer usage of delta.com, our lowest cost distribution channel. In July 2005, we raised the top fares under our domestic SimpliFares program by $100 each way, primarily due to significant increases in fuel prices.

•	the outsourcing of (1) heavy maintenance visits on certain aircraft types which, combined with efficiencies from consolidating certain maintenance work from Tampa to Atlanta, is expected to provide total savings of approximately $240 million over five years; and (2) certain human resources and payroll functions, which is expected to yield aggregate savings of approximately $40 million over seven years as well as allowing us to forego significant capital expenditures.
For additional information about our transformation plan, including other key initiatives under that plan, see “Business Environment” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Results of Operations—Three Months Ended June 30, 2005 and 2004
Net Loss and Loss per Share
     Our unaudited consolidated net loss was $382 million for the June 2005 quarter ($2.64 diluted loss per share), compared to a net loss of $2.0 billion ($15.79 diluted loss per share) in the June 2004 quarter. Our net loss for the three months ended June 30, 2005 and 2004 includes net charges of $78 million and

$1.7 billion, respectively. As discussed below, these net charges reflect (1) a net charge of $96 million in the June 2005 quarter and $117 million in the June 2004 quarter for pension settlements, asset writedowns, restructuring and related items, net; (2) an $18 million income tax benefit in the June 2005 quarter; and (3) a $1.5 billion charge in the June 2004 quarter for an additional valuation allowance against our deferred income tax assets.
Operating Revenues
     Operating revenues totaled $4.2 billion in the June 2005 quarter, a 6% increase compared to the June 2004 quarter. Passenger revenues increased 6% to $3.9 billion, reflecting a 7% increase in RPMs on a capacity increase of 5% and a 1% decline in passenger mile yield to 12.24¢. Passenger Revenue per Available Seat Mile (“Passenger RASM”) increased 1% to 9.58¢, while load factor increased 1.6 points to 78.2%. The decline in passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, high industry capacity and increased price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet. For additional information about factors impacting our passenger revenues, see the “Business Environment” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
     North American Passenger Revenues — North American passenger revenues increased 4% to $3.0 billion for the June 2005 quarter. RPMs increased 6% on a capacity increase of 3%, while passenger mile yield fell 2%. Passenger RASM increased 1% to 9.75¢, and load factor increased by 1.7 points. We believe the decrease in passenger mile yield reflects various factors, including the continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida. The decline in passenger mile yield also reflects the fact that we compete with airlines operating under Chapter 11 of the U.S. Bankruptcy Code.
     International Passenger Revenues — International passenger revenues increased 15% to $807 million during the June 2005 quarter. RPMs increased 12% on a capacity increase of 11%, while passenger mile yield increased 3%. Passenger RASM increased 4% to 8.81¢, and load factor increased by 1.1 points. These increases are primarily due to higher demand in transatlantic markets.
     Cargo and Other Revenues — Cargo revenues increased 2% to $127 million in the June 2005 quarter. This reflects a 17% increase in the cargo ton mile yield which was partially offset by a 13% decrease in cargo ton miles. Other revenues increased 2% to $183 million.
Operating Expenses
     Operating expenses were $4.3 billion for the June 2005 quarter compared to $4.2 billion for the June 2004 quarter. As discussed below, the increase in operating expenses was primarily due to significantly higher fuel prices in 2005 than in 2004. Operating capacity increased 5% to 40.5 billion Available Seat Miles (“ASMs”) primarily due to operational efficiencies from the redesign of our Atlanta hub from a banked to a continuous hub, which allowed us to increase system-wide capacity with no additional Mainline aircraft. Operating cost per available seat mile (“CASM”) decreased 2% to 10.66¢.
     Salaries and related costs decreased 18%, or $286 million, to $1.3 billion in the June 2005 quarter. This reflects a 17% decrease from salary rate reductions for our pilot and non-pilot employees and a 7% decline due to lower Mainline headcount. These decreases under our transformation plan were partially offset primarily by a 4% increase related to higher capacity and a 1% rise due to higher seniority-based pay increases.
     Aircraft fuel expense increased 58%, or $385 million, to $1.1 billion, with approximately $365 million of the increase resulting from higher fuel prices, which remain at historically high levels. The average fuel price per gallon increased 53% to $1.60 and total gallons consumed increased 3%. Fare increases implemented during the June 2005 quarter in response to rising aircraft fuel prices offset only a small portion of those cost increases. During the June 2005 quarter, we had no significant hedges or contractual arrangements to reduce our fuel costs below market levels, and we have no such arrangements that would reduce our costs below market levels in future periods. Our fuel cost is shown net of fuel hedge gains of $31 million in the June 2004 quarter.
     Contracted services expense increased 8%, primarily reflecting a 7% rise from increased outsourcing of certain airport functions due to higher capacity and a 2% increase due to the outsourcing of certain human resources functions. Expenses from our contract carrier arrangements decreased 11% to $211 million. This primarily reflects a 25% decrease due to the termination of our contract carrier arrangement with FLYi, Inc. (formerly Atlantic Coast Airlines) (“Flyi”) in 2004, partially offset by a 10% increase due to higher expenses from increased fuel prices and higher capacity under our contract carrier arrangements with other airlines.
     Aircraft maintenance materials and outside repairs expense increased 26%. This primarily reflects a 12% increase from higher outside repairs volume, mainly due to the outsourcing of heavy maintenance visits (“HMVs”) on certain aircraft types, and an 8% increase due to higher engine materials costs. Aircraft rent expense decreased 17% due to our lease restructuring in connection with our transformation plan in the December 2004 quarter, which resulted in the reclassification of certain leases from operating leases to capital leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”) (see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K). As discussed below, this reclassification increased our interest expense.
     Passenger commissions and other selling expenses decreased 8% to $186 million. This decrease primarily relates to a decline in incentive and base commissions mainly due to lower rates. Passenger commissions and other selling expenses were $47 million and $139 million, respectively, for the June 2005 quarter compared to $58 million and $145 million, respectively, for the June 2004 quarter.
     During the June 2005 quarter, pension settlements, asset writedowns, restructuring and related items, net totaled $96 million. This includes:
•	A $104 million settlement charge related to lump sum distributions under our defined benefit pension plan for pilots (“Pilot Plan”) to pilots who retired. For additional information about this charge and settlement charges in future periods, see “Settlement and Curtailment Charges” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	An $8 million reduction in operating expenses for severance and related costs under the 2004 workforce reduction programs based on revised estimates of remaining costs.
     During the June 2004 quarter, pension settlements, asset writedowns, restructuring and related items, net reflected a $117 million settlement charge related to the Pilot Plan due to lump sum distributions to pilots who retired.
     Other operating expenses rose 7%, primarily due to a 6% increase from higher fuel taxes and a 3% rise from an increase in navigation charges due to higher international capacity. These increases were partially offset by a 4% decrease due to a sales and use tax refund in the June 2005 quarter.
Operating Loss and Operating Margin
     We incurred an operating loss of $129 million for the June 2005 quarter, compared to an operating loss of $241 million in the June 2004 quarter. Operating margin, which is the ratio of operating loss to operating revenues, was (3%) and (6%) for the June 2005 and June 2004 quarters, respectively.
Other Income (Expense)
     Other expense, net in the June 2005 quarter was $271 million, compared to $188 million in the June 2004 quarter. This mainly reflects a 46%, or $91 million, increase in interest expense to $288 million in the June 2005 quarter, primarily due to a 31% increase from higher levels of debt outstanding and higher interest rates as well as a 15% rise due to additional interest related to the reclassification of certain aircraft leases from operating leases to capital leases in accordance with SFAS 13 as a result of renegotiations during the December 2004 quarter (see discussion of aircraft rent expense above).
Income Taxes
     In the June 2005 quarter, we recorded an $18 million income tax benefit on our Consolidated Statement of Operations. In the June 2004 quarter, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.5 billion charge. For additional information about our income taxes, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Results of Operations—Six Months Ended June 30, 2005 and 2004
Net Loss and Loss per Share
     Our unaudited consolidated net loss was $1.5 billion for the six months ended June 30, 2005 ($10.17 diluted loss per share), compared to a net loss of $2.3 billion ($18.95 diluted loss per share) for the six months ended June 30, 2004. Our net loss for the six months ended June 30, 2005 and 2004 includes net charges of $465 million and $1.4 billion, respectively. As discussed below, these net charges reflect (1) net charges of $627 million and $117 million in the six months ended June 30, 2005 and 2004, respectively, for pension settlements, asset writedowns, restructuring and related items, net; (2) a $162 million income tax benefit in the six months ended June 20, 2005; and (3) a $1.3 billion charge in the six months ended June 30, 2004 for an additional valuation allowance against our deferred income tax assets.
Operating Revenues
     Operating revenues totaled $7.8 billion for the six months ended June 30, 2005, a 5% increase compared to the six months ended June 30, 2004. Passenger revenue increased 5% to $7.2 billion, reflecting a 9% rise in RPMs on a capacity increase of 5% and a 4% decline in passenger mile yield to 12.06¢. Passenger RASM decreased 1% to 9.21¢, while load factor increased 2.7 points to 76.4%. The decline in passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, high industry capacity and increased price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet. For additional information about factors impacting our passenger revenues, see the “Business Environment” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
     North American Passenger Revenues — North American passenger revenues increased 2% to $5.7 billion for the six months ended June 30, 2005. RPMs increased 7% on a capacity increase of 3%, while passenger mile yield fell 5%. Passenger RASM decreased 1% to 9.38¢, and load factor increased by 3.0 points. We believe the decrease in passenger mile yield reflects various factors, including the continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida. The decline in passenger mile yield also reflects the fact that we compete with airlines operating under Chapter 11 of the U.S. Bankruptcy Code.
     International Passenger Revenues — International passenger revenues increased 18% to $1.4 billion during the six months ended June 30, 2005. RPMs increased 17% on a capacity increase of 15%, while passenger mile yield increased 1%. Passenger RASM increased 2% to 8.36¢, and load factor increased by 1.2 points. The increase in passenger revenues was driven by both capacity and increased yields. These increases are primarily due to higher demand in transatlantic markets.
     Cargo and Other Revenues — Cargo revenues increased 5% to $259 million for the six months ended June 30, 2005. This reflects a 14% increase in the cargo ton mile yield which was partially offset by an 8% decrease in cargo ton miles. Other revenues increased 4% to $359 million.

Operating Expenses
     Operating expenses were $8.9 billion for the six months ended June 30, 2005, compared to $8.1 billion for the six months ended June 30, 2004. As discussed below, the increase in operating expenses was primarily due to a significant increase in the six months ended June 30, 2005 in (1) fuel prices and (2) pension settlements, asset writedowns, restructuring and related items, net. Operating capacity increased 5% to 78.4 billion ASMs primarily due to operational efficiencies from the redesign of our Atlanta hub from a banked to a continuous hub, which allowed us to increase system-wide capacity with no additional Mainline aircraft. CASM increased 4% to 11.38¢.
     Salaries and related costs decreased 15%, or $484 million, to $2.7 billion in the six months ended June 30, 2005. This reflects a 16% decrease from salary rate reductions for our pilot and non-pilot employees and a 5% decline due to lower Mainline headcount. These decreases under our transformation plan were partially offset primarily by a 3% increase related to higher capacity and a 2% rise due to higher seniority-based pay increases.
     Aircraft fuel expense increased 56%, or $695 million, to $1.9 billion with approximately $655 million of the increase resulting from higher fuel prices, which remain at historically high levels. The average fuel price per gallon increased 51% to $1.51 and total gallons consumed increased 3%. Fare increases implemented during the six months ended June 30, 2005 in response to rising aircraft fuel prices offset only a small portion of those cost increases. During the six months ended June 30, 2005, we had no significant hedges or contractual arrangements to reduce our fuel costs below market levels, and we have no such arrangements that would reduce our costs below market levels in future periods. Our fuel cost is shown net of fuel hedge gains of $63 million in the six months ended June 30, 2004.
     Contracted services expense increased 11%, primarily reflecting a 7% rise from increased outsourcing of certain airport functions due to higher capacity and a 1% increase due to the outsourcing of certain human resources functions. Expenses from our contract carrier arrangements decreased 12% to $415 million. This primarily reflects a 20% decrease due to the termination of our contract carrier arrangement with Flyi in 2004, partially offset by a 9% increase from higher fuel prices.
     Aircraft maintenance materials and outside repairs expense increased 19%. This primarily reflects an 11% increase from higher outside repairs volume, mainly due to the outsourcing of HMVs on certain aircraft types, and a 6% increase due to higher engine materials costs. Aircraft rent expense decreased 19% due to our lease restructuring in connection with our transformation plan in the December 2004 quarter, which resulted in the reclassification of certain leases from operating leases to capital leases in accordance with SFAS 13 (see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K). As discussed below, this reclassification increased our interest expense.
     Passenger commissions and other selling expenses totaled $378 million, which is relatively unchanged from the six months ended June 30, 2004. Passenger commissions and other selling expenses were $94 million and $284 million, respectively, for the six months ended June 30, 2005 compared to $105 million and $271 million, respectively, for the six months ended June 30, 2004.
     During the six months ended June 30, 2005, pension settlements, asset writedowns, restructuring and related items, net totaled $627 million. This includes:
•	A $447 million charge related to certain employee initiatives under our transformation plan. This charge primarily reflects the curtailment of pension benefits related to (1) the previously announced reduction of 6,000-7,000 non-pilot jobs and (2) the freeze of service accruals under the Pilot Plan effective December 31, 2004. For additional information about this charge, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	A $172 million settlement charge related to lump sum distributions under the Pilot Plan to pilots who retired. For additional information about this charge and settlement charges in future periods, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	A $10 million charge related to the retirement of six B-737-200 aircraft during the March 2005 quarter in conjunction with our transformation plan. For additional information about this charge, see Note 9 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	A net $2 million reduction in operating expenses related to the severance and related costs of the 2004 workforce reduction programs based on revised estimates of remaining costs.
     During the six months ended June 30, 2004, pension settlements, asset writedowns, restructuring and related items, net reflected a $117 million settlement charge related to the Pilot Plan due to lump sum distributions to pilots who retired.
     Other operating expenses increased 15%, primarily due to an 8% increase from higher fuel taxes, a 5% rise from a net increase in sales and use taxes and a 3% rise from increased navigation charges due to increased international capacity.
Operating Loss and Operating Margin
     We incurred an operating loss of $1.1 billion for the six months ended June 30, 2005, compared to an operating loss of $629 million for the six months ended June 30, 2004. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (14%) and (8%) for the six months ended June 30, 2005 and 2004, respectively.
Other Income (Expense)
     Other expense, net for the six months ended June 30, 2005 was $529 million, compared to other expense, net of $398 million for the six months ended June 30, 2004. This mainly reflects a 42%, or $165 million, increase in interest expense to $556 million in the six months ended June 30, 2005, primarily due to a 26% increase from higher levels of debt outstanding and increased interest rates as well as a 14% rise due to additional interest related to the reclassification of certain aircraft leases from operating leases to capital leases in accordance with SFAS 13 as a result of renegotiations during the December 2004 quarter (see discussion of aircraft rent expense above).
Income Taxes
     During the six months ended June 30, 2005, we recorded a $162 million income tax benefit on our Consolidated Statement of Operations. During the six months ended June 30, 2004, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.3 billion net charge. For additional information about our income taxes, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
FINANCIAL CONDITION AND LIQUIDITY
Sources and Uses of Cash
     Cash and cash equivalents and short-term investments totaled $1.7 billion at June 30, 2005 and $1.8 billion at December 31, 2004. For the six months ended June 30, 2005, net cash provided by operating activities totaled $63 million, which includes the following significant items:
•	Our $1.5 billion net loss for the six months ended June 30, 2005, which includes $639 million of depreciation and amortization expense and $627 million of net non-cash charges related to pension settlements, asset writedowns, restructuring and related items, net.

•	A $654 million increase in our air traffic liability at June 30, 2005 compared to December 31, 2004 due to higher bookings for the summer travel season.

•	Approximately $315 million in funding for our defined benefit and defined contribution pension plans during the six months ended June 30, 2005.
     Capital expenditures for the six months ended June 30, 2005 include the following:
•	Cash used for flight equipment additions, including advance deposits, totaling $455 million. This includes $375 million we paid to purchase 10 B-737-800 aircraft that we sold to a third party immediately after those aircraft were delivered to us by the manufacturer (for additional information about this agreement, see “Sale of Aircraft” in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

•	Cash used for ground property and equipment totaling $133 million. This includes expenditures totaling $49 million related to our Boston airport terminal project, which were offset by $51 million in reimbursements from restricted investments related to this project.

•	Aircraft delivered under seller-financing arrangements totaling $233 million (which is a non-cash item).
During the six months ended June 30, 2005, we received $354 million from the sale of 10 B-737-800 aircraft and $26 million from the sale of one MD-11 aircraft.
     Debt and capital lease obligations, including current maturities and short-term obligations, were $14.1 billion at June 30, 2005 compared to $13.9 billion at December 31, 2004. During the six months ended June 30, 2005, we engaged in the following financing transactions (for additional information about these transactions, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q):
•	We exchanged $176 million principal amount of enhanced equipment trust certificates due in November 2005 (“Exchanged Certificates”) for a like aggregate principal amount of enhanced equipment trust certificates due in September 2006 and January 2008 (“Replacement Certificates”). The interest rate on the Exchanged and Replacement Certificates is 9.11%.

•	We received the final installment of $250 million under our financing agreement with Amex.

•	We completed the purchase of 13 regional jet aircraft under certain financing arrangements.

•	Net borrowings under the revolver portion of the GE Commercial Finance Facility were approximately $19 million. At June 30, 2005, our outstanding borrowings under that portion of the GE Commercial Finance Facility were $250 million.

•	We exchanged $45 million principal amount of our 7.7% Notes due 2005 for a total of 11.3 million shares of common stock.
     During the six months ended June 30, 2005, we made approximately $230 million in debt repayments, including $26 million in repayments under the revolving credit facility of the GE Commercial Finance Facility that we subsequently reborrowed during that period. For additional information about our debt, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     Shareowners’ deficit was $7.0 billion at June 30, 2005 and $5.8 billion at December 31, 2004. This change is primarily due to our net loss for the six months ended June 30, 2005. At our Annual Meeting of Shareowners on May 19, 2005, shareowners approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 450 million to 900 million and to decrease the par value of the common stock from $1.50 per share to $0.01 per share. As a result of this amendment, common stock decreased and additional paid-in capital increased by the same amount on our June 30, 2005 Consolidated Balance Sheet.

Obligations Due in the Six Months Ending December 31, 2005
     During the six months ending December 31, 2005, we expect capital expenditures to be approximately $410 million. This includes approximately $140 million for aircraft expenditures, which includes $120 million to purchase seven CRJ-200 aircraft which we intend to finance under existing financing arrangements (see “Other Financing Arrangements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Our aircraft expenditures exclude approximately $40 million to purchase one B-737-800 aircraft because we sold this aircraft to a third party immediately following its delivery to us by the manufacturer in July 2005 (see “Sale of Aircraft” in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Our anticipated capital expenditures for the six months ending December 31, 2005 also include approximately $90 million for aircraft parts and modifications, and approximately $180 million for non-fleet capital expenditures.
     Additionally, we have significant obligations due in the six months ending December 31, 2005 and thereafter. Our obligations due in the six months ending December 31, 2005 include approximately (1) $460 million of operating lease payments; (2) $550 million of interest payments, which may vary as interest rates change on our $5.8 billion principal amount of variable rate debt; (3) $470 million in debt maturities, approximately $50 million of which may not be cash payments (for additional information about these debt maturities, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q); and (4) $135 million of estimated funding of our defined benefit and defined contribution pension plans, which could increase depending on the amount of lump sum payments to pilots who retire early during the remainder of 2005 combined with other factors (for additional information, see “Pension Plans” below).
Contract Carrier Agreements
     In May 2005, we entered into a contract carrier agreement with Mesa Air Group, Inc. (“Mesa”) and its wholly owned subsidiary, Freedom Airlines, Inc. (“Freedom”). Under this agreement, Freedom will operate between 25 and 30 regional jet aircraft for us. We expect these aircraft to begin operating in the Delta Connection program between October 2005 and November 2006. We also entered into an agreement under which Mesa will pay us certain amounts for each regional jet aircraft that Freedom operates for us under the Delta Connection program in lieu of operating the FRJ-328 regional jet aircraft formerly operated for us by FLYi, Inc. as discussed below. Our contract carrier agreement with Mesa and Freedom expires in 2017 (for additional information regarding our contract carrier agreements, see “Contract Carrier Agreements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).
Pension Plans
     We sponsor pension plans for eligible employees and retirees. Our estimated pension funding for 2005 is approximately $450 million, which could increase depending on the amount of lump sum payments to pilots who retire early during the remainder of 2005 combined with other factors. This estimate includes approximately $285 million for our qualified defined benefit pension plans. In the six months ended June 30, 2005, we contributed approximately $225 million to our qualified defined benefit pension plans and approximately $90 million to our other pension plans.
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
      On April 20, 2005, the Employee Pension Preservation Act of 2005 was introduced in the U.S. Senate and, on May 4, 2005, the Employee Pension Preservation and Taxpayer Protection Act of 2005 was introduced in the U.S. House of Representatives (collectively, the “Pension Preservation Act”). Under the Pension Preservation Act, an airline can extend to 25 years the time during which payments can be made of any unfunded liability existing under its qualified defined benefit pension plans at the date of the airline’s election to comply with the Pension Preservation Act. Such an extension of payments can occur under the Pension Preservation Act only if an airline elects to either (1) freeze its qualified defined benefit pension plans, or (2) immediately fund any future benefit accruals under its qualified defined benefit pension plans. The Pension Preservation Act also allows an airline making such an election to calculate the liability under its qualified defined benefit plans using long term funding assumptions rather than the short term assumptions otherwise required under existing law. If enacted as proposed, we believe that the Pension Preservation Act would require total pension funding obligations for 2006 through 2008 substantially lower than our estimates above. On July 26, 2005, the Senate Finance Committee proposed the National Employee Savings and Trust Equity Guarantee Act legislation that differs from the Pension Preservation Act in two key areas in that it provides for a shorter time for payment of underfunded liabilities and requires an immediate freeze of benefit accruals. While we support the Pension Preservation Act, we cannot predict whether it, or any other pension legislation, will be enacted.

     For additional information about our qualified defined benefit and other pension plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Credit Ratings
     Our senior unsecured long-term debt is rated Ca by Moody’s Investors Service, Inc., C by Standard and Poor’s Rating Services and C by Fitch Ratings. Moody’s has stated that their ratings outlook for our senior unsecured debt is negative. For additional information related to our credit ratings, see “Financial Condition and Liquidity — Credit Ratings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Covenants
     The GE Commercial Finance Facility and our financing agreement with Amex include affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets, pay dividends or repurchase stock and make capital expenditures.
     During the June 2005 quarter, we and the lenders under the GE Commercial Finance Facility and our financing agreement with Amex amended two of the financial covenants in those facilities. For additional information about these and other covenants, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     As is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. We were in compliance with these requirements at June 30, 2005. For additional information about our war-risk insurance coverage, including its possible expiration at either August 31 or December 31, 2005, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     At June 30, 2005, we were in compliance with our covenants. For information about our compliance with these covenants in the future, see the “Business Environment” section of “ Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q.
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
     Rules proposed by the Securities and Exchange Commission would require disclosures related to accounting estimates management makes in applying accounting policies and the initial adoption of an accounting policy that has a material impact on our financial statements. These proposed rules define critical accounting estimates as those accounting estimates which (1) require management to make assumptions about matters that are highly uncertain at the time the estimate is made and (2) would have resulted in material changes to our Consolidated Financial Statements if different estimates, which we reasonably could have used, were made. An additional critical accounting estimate is briefly described below. For information about our other critical accounting estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
     Frequent Flyer Liability. We have a frequent flyer program, the SkyMiles Program, offering incentives to increase travel on Delta. This program allows participants to earn mileage for travel awards by flying on Delta, Delta Connection carriers and participating airlines, as well as through participating partners such as credit card companies, hotels and car rental agencies. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airline partners, for membership in our Crown Room Club and for other program partner awards.
     We account for our frequent flyer program obligations by recording a liability for the estimated incremental cost of travel awards we expect to be redeemed. Incremental cost is based on our current and projected average cost per passenger for reservation services, fuel, passenger services and other direct passenger costs. The estimated incremental cost associated with a travel award does not include overhead. We use a number of other estimates in accounting for the SkyMiles Program, including only recording a liability for the mileage earned by participants who have reached the minimum level required to become eligible for a free travel award. Changes to the estimates and assumptions underlying our frequent flyer liability could have a material impact on our Consolidated Financial Statements.

Risk Factors Relating to Delta
We have substantial liquidity needs and face significant liquidity pressure that may prevent us from maintaining adequate liquidity in the near future.
      At June 30, 2005, our cash and cash equivalents and short-term investments were $1.7 billion. However, we have significant obligations due in the six months ending December 31, 2005 and thereafter. We estimate that our aggregate obligations for the six months ending December 31, 2005 will be approximately $2.0 billion for operating lease obligations, interest payments, debt maturities, capital expenditures and funding of our defined benefit and defined contribution pension plans. We continue to face significant challenges due to historically high aircraft fuel prices, low passenger mile yields and other cost pressures. Accordingly, we believe that we will record a substantial net loss for the six months ending December 31, 2005; that our cash flow from operations will not be sufficient to meet our liquidity needs for that period; and that our cash and cash equivalents and short-term investments will decline substantially during the remainder of 2005 even if we complete the sale of ASA to SkyWest. The closing of this transaction is subject to certain conditions, including regulatory reviews. We are pursuing other transactions to offset a portion of the expected decline, but there is significant uncertainty as to whether we will complete any such transactions or maintain adequate liquidity.
     During the past several years, we materially increased our borrowings to fund our operations and to meet our other obligations. Our debt and capital lease obligations totaled $14.1 billion at June 30, 2005 compared to $6.0 billion at December 31, 2000. Because substantially all of our assets are encumbered and our credit ratings are low, we believe we will not be able to obtain any material amount of additional debt financing. Except for commitments to finance our purchase of regional jet aircraft in 2005 and 2006, we have no available lines of credit.
      In addition to our aggregate obligations for the six months ending December 31, 2005, there are other factors, many of which are outside of our control, that may negatively impact our liquidity. These factors include (1) the replacement of our existing Visa/MasterCard processing contract; (2) the financial covenants in the GE Commercial Finance Facility and our financing agreement with Amex; and (3) potential early retirements by our pilots.
      Our preference has always been to avoid a restructuring under Chapter 11 of the U.S. Bankruptcy Code. Historically high aircraft fuel prices, a weak pricing environment and the other factors listed above are, however, negatively impacting our ability to maintain adequate liquidity in the near future. Although we continue to pursue potential transactions in addition to the sale of ASA to offset a portion of any projected decline in our liquidity, there is significant uncertainty that we can complete any such transactions. Even if we complete the sale of ASA, enter into a new Visa/MasterCard credit card processing contract and obtain a letter of credit or other instrument to offset a portion of any cash reserve required under the credit card processing contract, our liquidity will decline substantially during the remainder of 2005. If our liquidity declines to an unacceptably low level or we conclude that a competitive cost structure cannot be achieved through an out-of-court restructuring, we will need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.
The imposition of a significant reserve or holdback under our credit card processing contracts may have a material adverse impact on our liquidity and may cause our liquidity to fall below the level required by covenants in our financing agreements.
      We face significant liquidity pressure due to the need to replace our current Visa/MasterCard processing contract, which expires on August 29, 2005. Our Visa/MasterCard processing contract is important to our business because a substantial number of tickets that we sell are paid for by customers using Visa or MasterCard. We cannot accept these credit cards for payment unless we have a processing contract in effect. Our existing processing contract does not currently permit the processor to implement a holdback, or require us to deposit a cash reserve with the processor, for receivables from our sale of tickets which are purchased with Visa or MasterCard but which have not yet been used for travel.
      On August 15, 2005, we entered into a letter agreement with our existing Visa/MasterCard processor regarding an extension of the current processing contract. The letter agreement provides that the current processing contract would be amended to (1) permit us to extend the terms of the processing contract for periods up to and including October 31, 2005 and (2) allow the existing processor to establish a holdback for a specified percentage (beginning at 50%) of our Visa/MasterCard receivables for tickets sold beginning August 15, 2005, with the percentage of the holdback increasing based on the length of the extension of the current processing contract. We estimate the holdback at October 31, 2005 would be at least approximately $750 million if we elect to extend the existing processing contract to that date. The letter agreement further provides that substantially all of any such holdback will be made available to fund the cash reserve that would be required by a new Visa/MasterCard processor. The extension of the current processing contract is subject to the negotiation and execution of a definitive amendment.

      In addition, we have received a term sheet from a third party setting forth proposed terms of the third party’s service as our new Visa/MasterCard processor beginning upon the termination of the existing contract. We would be required to deposit with the new processor at the start of the new contract a cash reserve for tickets purchased using Visa or MasterCard but not yet used for travel. We estimate, under the term sheet, the initial level of the cash reserve to be approximately $750 million. As discussed above, we would apply the amount of the holdback released by the existing Visa/MasterCard processor to fund all or a portion of this cash reserve. We are reviewing the proposed terms, which are subject to the negotiation and execution of definitive documents.
      There can be no assurance that we will be able to extend our existing Visa/MasterCard processing contract or to enter into a new Visa/MasterCard processing contract with another processor. The failure to have in effect a Visa/MasterCard processing contract would have a material adverse effect on our business. Alternatively, a holdback of our Visa/MasterCard receivables by the existing processor or our deposit of a cash reserve with a new Visa/MasterCard processor will reduce our cash and cash equivalents and short-term investments by the amount of the holdback or cash reserve.
      We are exploring alternatives to offset a portion of the cash reserve, including seeking to obtain a letter of credit or other instrument from a third party in lieu of our providing a portion of the cash reserve. There can be no assurance whether or when we will be able to implement any such alternative.
      The GE Commercial Finance Facility and our financing agreement with Amex includes the Liquidity Covenant, which requires us to (1) maintain a minimum of $1 billion of unrestricted funds at all times through the termination of those agreements and (2) maintain accounts pledged for the benefit of the lenders (which can be used for purposes of calculating the $1 billion of unrestricted funds) with funds of not less than $650 million through October 31, 2005, $550 million at all times from November 1, 2005 through February 28, 2006 and $650 million at all times thereafter. There is significant uncertainty whether we will be in compliance with the Liquidity Covenant in the near future as a result of the holdback or cash reserve that will be required under our Visa/MasterCard processing contract. Our compliance with the Liquidity Covenant will depend on various factors, including (1) the level of the holdback or cash reserve, (2) whether and when we will be able to complete the sale of ASA and, (3) with respect to the cash reserve, whether and when we will be able to obtain a letter of credit or other instrument from a third party in lieu of providing a portion of the cash reserve.
      We intend to seek an amendment to the Liquidity Covenant which would permit us, through September 30, 2005, to include for purposes of the Liquidity Covenant the amount of the holdback or cash reserve. We cannot predict whether we will be able to obtain an amendment to the Liquidity Covenant, or the duration or other terms of any such amendment. Even if we obtain such an amendment and receive the proceeds from the sale of ASA, we believe we would fail to satisfy the Liquidity Covenant at some time during the remainder of 2005.
     We sell a substantial number of tickets that are paid for by customers who use an American Express credit card. Under its processing agreement with us, Amex has the right, in certain circumstances, to impose a significant holdback of our receivables for tickets purchased using an American Express credit card. This holdback, if implemented, would negatively impact our cash and cash equivalents and short-term investments. It would also create additional risk that we would be unable to satisfy the Liquidity Covenant.
We have experienced significant losses in recent years, which have had a material adverse effect on our financial condition.
     We recorded an unaudited consolidated net loss of $1.5 billion for the six months ended June 30, 2005. During the four years ended December 31, 2004, we reported an aggregate consolidated net loss of approximately $8.5 billion. These losses are not sustainable. Deloitte & Touche LLP, our independent registered public accounting firm, issued a Report of Independent Public Accounting Firm related to our Consolidated Financial Statements in our Form 10-K that contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph.

     During the last several years, we implemented profit improvement initiatives, which became the basis for our transformation plan announced in late 2004. Our transformation plan has a goal of providing us with approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), primarily through cost reductions. We are on track to obtain the full $5 billion in benefits by the end of 2006. As of June 30, 2005, we have implemented initiatives intended to achieve approximately 85% of these benefits.
     The benefits we are realizing under the transformation plan are, however, being outpaced and masked by historically high aircraft fuel prices. We continue to operate in a weak pricing environment, which limits our ability to increase fares to offset these high fuel costs. Accordingly, we believe we must make additional substantial changes in our business to further reduce our cost structure and increase our revenues in order to maintain adequate liquidity and achieve long-term viability. We are in the process of expanding our transformation plan to identify the necessary changes. There is significant uncertainty, however, that we will be able to implement these changes soon enough to enable us to maintain adequate liquidity or that these changes will be sufficient to enable us to achieve long-term viability. As a result of the impact that these significant losses have had on our business, we may need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.
Our GE Commercial Finance Facility and our financing agreement with Amex include financial covenants with which we may not be able to comply in the near future. Failure to comply with these covenants would permit the lenders to declare our outstanding borrowings immediately due and payable, which could similarly accelerate the payment of substantially all of our other debt and lease obligations.
     The GE Commercial Finance Facility and our financing agreement with Amex include covenants that, among other things, require us to (1) comply with the Liquidity Covenant and (2) achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined). We were in compliance with our financial covenants at June 30, 2005, but as discussed above, we believe we would fail to satisfy the Liquidity Covenant at some time during the remainder of 2005. For additional information about our financial covenants, see Note 2 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     The GE Commercial Finance Facility and our financing agreement with Amex contain customary events of default, including cross defaults to each other and to substantially all of our other debt and lease obligations. If we fail to comply with the financial covenants in the GE Commercial Finance Facility and our financing agreement with Amex and are unable to obtain a waiver or amendment, the lenders could declare outstanding borrowings under these agreements immediately due and payable, which could similarly accelerate the payment of substantially all of our other debt and lease obligations. If this were to occur, or if our level of cash and cash equivalents and short-term investments otherwise declines to an unacceptably low level, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. A restructuring under Chapter 11 of the U.S. Bankruptcy Code may be particularly difficult because we pledged substantially all of our remaining unencumbered collateral in connection with the transactions we completed in the December 2004 quarter as a part of our restructuring efforts.
We have a significant amount of indebtedness and other obligations, substantially all of which contain customary cross-default provisions. In addition, our indebtedness and other obligations impose significant restrictions on our ability to incur additional debt to fund future needs and our business operations.
     We have now and will continue to have a significant amount of indebtedness and other obligations, as well as substantial pension funding obligations. As of June 30, 2005, we had approximately $14.1 billion of total consolidated indebtedness, including capital leases. We also have minimum rental commitments with a present value of approximately $6.4 billion under noncancelable operating leases with initial terms in excess of one year. Because substantially all of our assets are encumbered and our credit ratings have been substantially lowered, we believe we will not be able to obtain any material amount of additional debt financing. Except for commitments to finance our purchases of regional jet aircraft in 2005 and 2006, we have no available lines of credit.
     Substantially all of our debt and lease obligations contain customary events of default, including cross-defaults to our other debt and obligations. An event of default under either or both of our GE Commercial Finance Facility and our financing agreement with Amex, for which we are unable to obtain a waiver or amendment and which results in the lenders under these agreements declaring our outstanding borrowings immediately due and payable, could result in the acceleration of substantially all of our other debt and lease obligations. An event of default under certain of our other debt or obligations that would permit the lenders under those agreements to declare our outstanding borrowings under those agreements immediately due and payable could result in an event of default under our GE Commercial Finance Facility and our financing agreement with Amex and, ultimately, substantially all of our other debt and lease obligations. As a result, upon the occurrence of an event of default, for which we are unable to obtain a waiver or amendment, under our GE Commercial Finance Facility and our financing agreement with Amex or certain of our other debt and lease obligations, the payment of substantially all of our other debt and lease obligations could be accelerated. If this were to occur, we would need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.
     Our substantial indebtedness and other obligations have, and in the future could continue to, negatively impact our operations by:

•	requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing funds available to us for other purposes;

•	making us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, limiting our ability to withstand competitive pressures and reducing our flexibility in planning for, or responding to, changing business and economic conditions; and

•	placing us at a competitive disadvantage to our competitors that have relatively less debt than we have.
     In addition to the general impact of our substantial indebtedness and other obligations, our GE Commercial Finance Facility and our financing agreement with Amex also restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs will continue to materially adversely affect our operating results. Likewise, significant disruptions in the supply of aircraft fuel would materially adversely affect our operations and operating results.
     Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices increased substantially in 2004 and the first six months of 2005. In 2004, our average fuel price per gallon rose 42% to approximately $1.16 as compared to an average price of 81.78¢ in 2003. Our fuel costs represented 16%, 13% and 11% of our operating expenses in 2004, 2003 and 2002, respectively. During the six months ended June 30, 2005, aircraft fuel prices continued to increase and remained at historically high levels. Our average fuel price per gallon for the six months ended June 30, 2005 was $1.51, a 51% increase compared to the six months ended June 30, 2004. Our fuel costs represented 22% and 15% of our operating expenses during the six months ended June 30, 2005 and 2004, respectively. Due to the competitive nature of the airline industry, we generally have not been able to increase our fares substantially when fuel prices have risen in the past and we may not be able to do so in the future. Even if we are able to increase our fares when fuel prices rise, we do not expect these increases to cover the increase in our fuel costs.
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
     Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future.
If our pilots retire prior to their normal retirement age of 60 at greater than historical levels, this could disrupt our operations and negatively impact our revenue.
     Under the Pilot Plan, Delta pilots who retire can elect to receive 50% of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% as an annuity after retirement. In recent years, our pilots have retired prior to their normal retirement age of 60 at greater than historical levels due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if (a) we were to seek a restructure under Chapter 11 of the U.S. Bankruptcy Code and (b) a notice of intent to terminate the Pilot Plan is issued.
     Pilot early retirements in the near future at greater than historical levels could disrupt our operations and have a material adverse impact on our revenues because there may not be enough pilots to operate certain aircraft types for a period of time, the duration of which cannot be determined. We and the Air Line Pilots Association, International (“ALPA”), which is the representative of Delta pilots for purposes of collective bargaining, have agreed to certain provisions that have helped mitigate the effect of pilot early retirements on our operations over the past twelve months. We are seeking an agreement with ALPA that would increase our ability to mitigate the operational effects of pilot early retirements. There can be no assurance, however, that we and ALPA will reach such an agreement or that the existing or any additional provisions will be sufficient to avoid operational disruptions resulting from pilot early retirements in the future.
     Between January 1, 2005 and August 1, 2005, approximately 565 pilots retired, including 475 pilots on the active roster who elected to retire early. Of these 475 early retirements, approximately 145 occurred on August 1, 2005. These early retirements were substantially above historical levels. As of August 15, 2005, approximately 1,200 of our 6,300 pilots on the active roster are at or over age 50 and thus are eligible to retire effective September 1, 2005.
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
     Estimates of the amount and timing of our future funding obligations under our pension plans are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, future long-term corporate bond yields, statutory requirements and demographic data for pension plan participants, including the number of participants, their salaries and the rate of participant attrition. The amount and timing of our future funding obligations also depend on the level of early retirements by pilots. If pilot early retirements occur at greater than historical levels in the near future, the resulting lump sum payments, combined with other factors, could trigger a requirement to make contributions to the Pilot Plan in excess of amounts currently estimated. The amount of any additional contribution depends on factors that are not currently known, and therefore, cannot be reasonably estimated at this time. An additional contribution could have a material adverse impact on our liquidity. Assuming current funding rules and the continuation of the interest rate relief provided under the Pension Funding Equity Act of 2004, we currently estimate that our funding obligations under our pension plans for 2006, 2007 and 2008 will be approximately $600 million, $950 million, and $1.6 billion, respectively, of which approximately $420 million, $780 million and $1.4 billion, respectively, relates to our qualified defined benefit pension plans. These estimated funding obligations can vary materially from actual funding obligations because the estimates are based on various assumptions, including those described above.
      On April 20, 2005, the Employee Pension Preservation Act of 2005 was introduced in the U.S. Senate and, on May 4, 2005, the Employee Pension Preservation and Taxpayer Protection Act of 2005 was introduced in the U.S. House of Representatives (collectively, the “Pension Preservation Act”). Under the Pension Preservation Act, an airline can extend to 25 years the time during which payments can be made of any unfunded liability existing under its qualified defined benefit pension plans at the date of the airline’s election to comply with the Pension Preservation Act. Such an extension of payments can occur under the Pension Preservation Act only if an airline elects to either (1) freeze its qualified defined benefit pension plans, or (2) immediately fund any future benefit accruals under its qualified defined benefit pension plans. The Pension Preservation Act also allows an airline making such an election to calculate the liability under its qualified defined benefit plans using long term funding assumptions rather than the short term assumptions otherwise required under existing law. If enacted as proposed, we believe that the Pension Preservation Act would require total pension funding obligations for 2006 through 2008 substantially lower than our estimates above. On July 26, 2005, the Senate Finance Committee proposed the National Employee Savings and Trust Equity Guarantee Act legislation that differs from the Pension Preservation Act in two key areas in that it provides for a shorter time for payment of underfunded liabilities and requires an immediate freeze of benefit accruals. While we support the Pension Preservation Act, we cannot predict whether it, or any other pension legislation, will be enacted.
Our credit ratings have been substantially lowered and we believe we will not be able to obtain any material amount of additional debt financing.
     Our business is highly dependent on our ability to access the capital markets. Since September 11, 2001, our senior unsecured long-term debt ratings have been lowered to Ca by Moody’s Investors Service, Inc., C by Standard & Poor’s Rating Services and C by Fitch Ratings. Moody’s has stated that their ratings outlook for our senior unsecured debt is negative. Our credit ratings may be lowered further or withdrawn. We do not have debt obligations that accelerate as a result of a credit ratings downgrade. Because of our credit ratings and other factors, we believe we will not be able to obtain any material amount of additional debt financing.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     Our business is heavily dependent on our operations at the Hartsfield-Jackson Atlanta International Airport (“Atlanta Airport”) and at our other hub airports in Cincinnati and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta Airport or at one of our other hubs could have a serious impact on our business, financial condition and operating results.
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
     Our wholly owned subsidiary, Atlantic Southeast Airlines, Inc. (“ASA”), is in collective bargaining negotiations with ALPA, which represents ASA’s pilots, and with the Association of Flight Attendants, which represents ASA’s flight attendants, to amend their existing collective bargaining agreements that became amendable in September 2002 and September 2003, respectively. The outcome of ASA’s collective bargaining negotiations cannot presently be determined. In addition to the ASA negotiations, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the RLA.
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
     Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $9.2 billion as of June 30, 2005. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code and undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). Even outside of a Chapter 11 restructuring, there can be no assurances that future actions by us or third party will not trigger an Ownership Change resulting in a limitation on our ability to deduct net operating loss carryforwards.
Risk Factors Relating to the Airline Industry
Bankruptcies and other restructuring efforts by our competitors have put us at a competitive disadvantage.
     Since September 11, 2001, several air carriers have sought to reorganize under Chapter 11 of the U.S. Bankruptcy Code, including United Airlines, the second largest U.S. air carrier, US Airways, the seventh largest U.S. air carrier, ATA Airlines, the tenth largest U.S. air carrier, and several smaller competitors. Since filing for Chapter 11 on August 11, 2002, US Airways emerged from bankruptcy, but announced on September 12, 2004 that it is again seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In their respective proceedings, United and US Airways have reduced or are seeking to reduce their operating costs by reducing labor costs, including through renegotiating collective bargaining agreements, terminating pension plans, and restructuring lease and debt obligations. Additionally, American Airlines restructured certain labor costs and lowered its operating cost base. These reorganizations and restructurings have enabled these competitors to significantly lower their operating costs. Our unit costs went from being among the lowest of the hub-and-spoke carriers in 2002 to among the highest in 2004, a result that placed us at a serious competitive disadvantage. While we believe that the $5 billion in targeted annual benefits (compared to 2002) from our transformation plan, including $1 billion in long-term annual cost savings achieved through the new collective bargaining agreement with our pilots, will contribute to a reduction of our unit costs, our cost structure will still be higher than that of low-cost carriers.
The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.
     Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and permanent changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices have increased significantly during the last several years and have recently been at historically high levels. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will persist and will continue to adversely impact our operations and profitability.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risk from the information provided in the “Market Risks Associated with Financial Instruments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K other than those discussed below.

Aircraft Fuel Price Risk
     Our results of operations may be significantly impacted by changes in the price of aircraft fuel. In the past, to manage this risk, we periodically entered into heating and crude oil derivative contracts to hedge a portion of our projected annual aircraft fuel requirements. Heating and crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of aircraft fuel. We do not enter into fuel hedge contracts for speculative purposes.
     For the six months ended June 30, 2005, aircraft fuel expense accounted for 22% of our total operating expenses. Our aircraft fuel expense rose 56%, or $695 million, for the six months ended June 2005 compared to the same period a year ago, with approximately $655 million of the increase resulting from higher fuel prices. The average fuel price per gallon increased 51% to $1.51 and total gallons consumed increased 3%. Fuel prices continue to be at historically high levels.
     We project that our aircraft fuel consumption will be approximately 1.3 billion gallons for the six months ending December 31, 2005. Based on our assumed average jet fuel price per gallon for that period, a 10% rise in that jet fuel price would increase our aircraft fuel expense by approximately $225 million for the six months ended December 31, 2005. We have no hedges or contractual arrangements that would reduce our jet fuel costs below market prices, and the forward curve for crude oil currently implies that aircraft fuel prices will remain at historically high levels beyond the near term.
     For additional information regarding our other exposures to market risks, see “Market Risks Associated with Financial Instruments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Notes 2, 3 and 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Item 4. Controls and Procedures
     (a) Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) During the three months ended June 30, 2005, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia
We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Deloitte & Touche LLP
Atlanta, Georgia
August 15, 2005

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
All Direct Travel, Inc., et al. v. Delta Air Lines, Inc., et al.
     On June 8, 2005, the United States Supreme Court denied the plaintiffs’ petition for a writ of certiorari. Accordingly, this case is now over.
     For additional information about this matter, please see “Item 3. Legal Proceedings — All Direct Travel, Inc. et al. v. Delta Air Lines, et al.” in our Form 10-K.
Multidistrict Pilot Retirement Plan Litigation
     On May 19, 2005, the plaintiffs, Delta and the Delta Pilots Retirement Plan (“Plan”) agreed to settle this litigation on a class wide basis that resolves all claims. Under the terms of the proposed settlement, Delta and the Plan would pay to a settlement fund a total of $16 million, of which up to $15.5 million would be paid from the Plan. In addition, upon exhaustion of all rights to challenge the court’s final approval of the settlement, Delta would issue warrants to purchase 1 million shares of Delta common stock to certain members of the plaintiff class. The warrants would be exercisable upon grant and expire five years thereafter. The total number of warrants would be divided into four series, with the first series having an exercise price equal to $2.96 (the average of the last reported sales price of the common stock on the New York Stock Exchange Composite Tape for the five consecutive trading days immediately preceding May 19, 2005, rounded up to the nearest whole cent); and the second, third and fourth series having an exercise price of $5.46, $7.96 and $10.46, respectively. The settlement is contingent upon final approval by the court, and exhaustion or lapse of appeal rights for all members of the putative class.
     For additional information about this litigation, see “Item 3. Legal Proceedings - Multidistrict Pilot Retirement Litigation” in our Form 10-K.
Item 3. Defaults Upon Senior Securities
     The determination to pay cash dividends on our Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) and our common stock is at the discretion of our Board of Directors, and is also subject to the provisions of Delaware General Corporation Law (“Delaware Law”). Delaware law provides that a company may pay dividends on its stock only (1) out of its “surplus”, which is generally defined as the excess of the company’s net assets over the aggregate par value of its issued stock, or (2) from its net profits for the fiscal year in which the dividend is paid or from its net profits for the preceding fiscal year.
     Effective December 2003, our Board of Directors suspended indefinitely the payment of dividends on our ESOP Preferred Stock to comply with Delaware law. We have a negative “surplus” (as defined above) and we did not have net profits in either of the years ended December 31, 2004 or 2003 or for the six months ended June 30, 2005. The terms of the ESOP Preferred Stock provide for cumulative dividends on that stock and prohibit the payment of dividends on our common stock until all cumulative dividends on the ESOP Preferred Stock have been paid. Unpaid dividends on the ESOP Preferred Stock will accrue without interest, until paid, at a rate of $4.32 per share per year. At June 30, 2005, accumulated but unpaid dividends on the ESOP Preferred Stock totaled $44 million and are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet.
     For additional information about our ESOP Preferred Stock, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     Delta’s Annual Meeting of Shareowners was held on May 19, 2005 in Atlanta, Georgia (“Annual Meeting”). The holders of common stock and ESOP Preferred Stock voted together as one class on all matters presented at the Annual Meeting. In addition, the holders of the common stock voted as a separate class on the amendment to the certificate of incorporation described below.
     At the Annual Meeting, the holders of common stock and ESOP Preferred Stock took the following actions:
1. Elected the persons named below to Delta’s Board of Directors by the following vote:

NAME	FOR	WITHHELD
Edward H. Budd	121,414,741	9,910,721
David R. Goode	121,442,277	9,883,185
Gerald Grinstein	121,586,231	9,739,231
Arthur E. Johnson	121,823,543	9,501,919
Karl J. Krapek	121,944,294	9,381,168
Paula Rosput Reynolds	121,774,274	9,551,188
John F. Smith	121,751,945	9,573,517
Joan E. Spero	121,760,779	9,564,683
Kenneth B. Woodrow	121,777,864	9,547,598
There were no broker non-votes on this matter.
2. Ratified the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2005 by a vote of:

For	Against	Abstained
125,021,481	4,754,774	1,549,207
There were no broker non-votes on this matter.
3. Approved the amendment to the certificate of incorporation by a vote of:
(Common Stock and ESOP Preferred Stock voting as One Class)

For	Against	Abstained
119,997,185	9,180,683	2,147,594
(Common Stock voting as a separate class)

For	Against	Abstained
113,307,836	5,962,548	1,547,634
There were no broker non-votes on this matter.
4. Defeated a shareowner proposal related to sexual orientation and gender identity policies by a vote of:

For	Against	Abstained
6,405,194	65,263,886	15,786,566
There were 43,869,816 broker non-votes on this matter.
5. Defeated a shareowner proposal related to compensation or benefit increases for executives by a vote of:

For	Against	Abstained
19,730,487	66,322,987	1,402,171
There were 43,869,817 broker non-votes on this matter.
6. Defeated a shareowner proposal related to Delta’s executive compensation structure by a vote of:

For	Against	Abstained
19,773,843	66,123,772	1,558,030

There were 43,869,817 broker non-votes on this matter.
7. Defeated a shareowner proposal related to compensation of former Delta executives by a vote of:

For	Against	Abstained
18,914,420	66,951,552	1,589,671
There were 43,869,819 broker non-votes on this matter.
8. Defeated a shareowner proposal related to cumulative voting in the election of directors by a vote of:

For	Against	Abstained
21,601,621	50,569,284	15,284,726
There were 43,869,831 broker non-votes on this matter.
9. Defeated a shareowner proposal related to the director election threshold by a vote of:

For	Against	Abstained
35,281,466	49,530,229	2,643,351
There were 43,870,416 broker non-votes on this matter.
Item 6. Exhibits
(a) Exhibits
12	Statement regarding computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

By: /s/ Edward H. Bastian

Edward H. Bastian
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting
Officer)
August 15, 2005

Exhibit Index

Exhibit No.	Description
12	Statement regarding computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.