Form 10-Q
period 2005-09-30
DELTA AIR LINES INC /DE/
filed 2005-11-14
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding by each class of common stock,
as of October 31, 2005:
Common Stock, $0.01 par value – 189,342,996 shares outstanding
This document is also available on our web site at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS
OTHER INFORMATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits
SIGNATURE
Exhibit Index
EX-10.1 SECURED SUPER-PRIORITY DEBTOR IN POSSESSION CREDIT AGRREMENT
EX-10.2 AMENDMENT NO. 1 TO SECURED SUPER-PRIORITY DEBTOR IN POSSESSION CREDIT AGREEMENT
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
OTHER INFORMATION
      On September 14, 2005, we and substantially all of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. A plan of reorganization could result in holders of our liabilities and securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities or securities. In addition, trading of our common stock on the New York Stock Exchange was suspended on October 13, 2005 and our common stock will be delisted from the New York Stock Exchange.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
ASSETS	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,361	$1,463
Short-term investments	—	336
Restricted cash	1,119	348
Accounts receivable, net of an allowance for uncollectible accounts of $39 at September 30, 2005 and $38 at December 31, 2004	1,007	696
Expendable parts and supplies inventories, net of an allowance for obsolescence of $189 at September 30, 2005 and $184 at December 31, 2004	183	203
Prepaid expenses and other	613	560

Total current assets	4,283	3,606

PROPERTY AND EQUIPMENT:
Flight equipment	19,026	20,627
Accumulated depreciation	(6,846)	(6,612)

Flight equipment, net	12,180	14,015

Flight and ground equipment under capital leases	523	717
Accumulated amortization	(211)	(364)

Flight and ground equipment under capital leases, net	312	353

Ground property and equipment	4,852	4,805
Accumulated depreciation	(2,859)	(2,706)

Ground property and equipment, net	1,993	2,099

Advance payments for equipment	44	89

Total property and equipment, net	14,529	16,556

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization of $189 at September 30, 2005 and $185 at December 31, 2004	75	79
Restricted investments for Boston airport terminal project	53	127
Other noncurrent assets	1,048	1,206

Total other assets	1,403	1,639

Total assets	$20,215	$21,801

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets
(In Millions, Except Share Data)

	September 30,	December 31,
LIABILITIES AND SHAREOWNERS’ DEFICIT	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$935	$893
Accounts payable, deferred credits and other accrued liabilities	1,100	1,560
Air traffic liability	1,950	1,567
Taxes payable	540	499
Accrued salaries and related benefits	435	1,151
Accrued rent	—	271

Total current liabilities	4,960	5,941

NONCURRENT LIABILITIES:
Long-term debt and capital leases	6,657	12,507
Long-term debt issued by Massachusetts Port Authority	—	498
Postretirement benefits	—	1,771
Accrued rent	—	633
Pension and related benefits	—	5,099
Other	225	340

Total noncurrent liabilities	6,882	20,848

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	—	376
Deferred revenue and other credits	201	155

Total deferred credits	201	531

LIABILITIES SUBJECT TO COMPROMISE (Note 2)	16,385	—

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 5)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock:
$1.00 par value, $72.00 stated and liquidation value, 4,668,107 shares issued and outstanding at September 30, 2005; and 5,417,735 shares issued and outstanding at December 31, 2004	336	390
Unearned compensation under employee stock ownership plan	(86)	(113)

Total Employee Stock Ownership Plan Preferred Stock	250	277

SHAREOWNERS’ DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648 shares issued at September 30, 2005; and $1.50 par value, 450,000,000 shares authorized, 190,745,445 shares issued at December 31, 2004	2	286
Additional paid-in capital	1,636	3,052
Accumulated deficit	(6,971)	(4,373)
Accumulated other comprehensive loss	(2,529)	(2,358)
Treasury stock at cost, 12,738,652 shares at September 30, 2005 and 50,915,002 shares at December 31, 2004	(601)	(2,403)

Total shareowners’ deficit	(8,463)	(5,796)

Total liabilities and shareowners’ deficit	$20,215	$21,801

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

OPERATING REVENUES:
Passenger:
Mainline	$3,041	$2,814	$8,735	$8,269
Regional affiliates	850	750	2,370	2,192
Cargo	128	117	387	364
Other, net	197	190	556	536

Total operating revenues	4,216	3,871	12,048	11,361

OPERATING EXPENSES:
Salaries and related costs	1,235	1,616	3,944	4,809
Aircraft fuel	1,203	786	3,141	2,029
Depreciation and amortization	317	311	956	929
Contracted services	275	249	817	739
Contract carrier arrangements	313	234	728	708
Landing fees and other rents	216	220	658	657
Aircraft maintenance materials and outside repairs	215	197	598	518
Aircraft rent	141	181	435	544
Passenger commissions and other selling expenses	152	185	530	561
Passenger service	90	97	269	260
Pension settlements, asset writedowns, restructuring and related items, net	85	54	712	171
Other	214	164	586	488

Total operating expenses	4,456	4,294	13,374	12,413

OPERATING LOSS	(240)	(423)	(1,326)	(1,052)

OTHER INCOME (EXPENSE):
Interest expense (contractual interest expense equals $298 and $859 for the three and nine months ended September 30, 2005, respectively)	(277)	(210)	(833)	(601)
Interest income	17	6	45	27
Miscellaneous, net	—	(25)	(1)	(53)

Total other expense, net	(260)	(229)	(789)	(627)

LOSS BEFORE REORGANIZATION ITEMS, NET	(500)	(652)	(2,115)	(1,679)

REORGANIZATION ITEMS, NET (Note 2)	(607)	—	(607)	—

LOSS BEFORE INCOME TAXES	(1,107)	(652)	(2,722)	(1,679)

INCOME TAX (PROVISION) BENEFIT	(23)	6	139	(1,313)

NET LOSS	(1,130)	(646)	(2,583)	(2,992)

PREFERRED STOCK DIVIDENDS	(4)	(5)	(15)	(14)

NET LOSS ATTRIBUTABLE TO COMMON SHAREOWNERS	$(1,134)	$(651)	$(2,598)	$(3,006)

BASIC AND DILUTED LOSS PER SHARE	$(6.73)	$(5.16)	$(17.07)	$(24.06)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION	168,433,862	126,150,521	152,160,183	124,911,323
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Millions)

	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,583)	$(2,992)
Adjustments to reconcile net loss to cash provided by (used in) operating activities, net	2,170	2,231
Changes in certain assets and liabilities, net	576	248

Net cash provided by (used in) operating activities	163	(513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(535)	(383)
Ground property and equipment	(196)	(292)
Proceeds from sale of flight equipment	425	4
Proceeds from sale of wholly owned subsidiary, net of cash remaining with subsidiary	297	—
Decrease in restricted investments related to Boston airport terminal project	73	131
Increase in restricted cash	(891)	(87)
Other, net	8	4

Net cash used in investing activities	(819)	(623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(1,443)	(1,298)
Proceeds from borrowing from long-term obligations	2,045	1,271
Other, net	(48)	(17)

Net cash provided by (used) in financing activities	554	(44)

Net decrease in cash and cash equivalents	(102)	(1,180)
Cash and cash equivalents at beginning of period	1,463	2,170

Cash and cash equivalents at end of period	$1,361	$990

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$596	$525
Income taxes, net	$3	$1

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$251	$202
Dividends on Series B ESOP Convertible Preferred Stock	$10	$17
Current maturities of long-term debt exchanged for shares of common stock	$45	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Statistical Summary (1)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004

Consolidated:
Revenue Passenger Miles (millions) (2)	32,513		30,418		92,353		85,201
Available Seat Miles (millions) (2)	41,045		39,167		119,397		113,536
Passenger Mile Yield (2)	11.97	¢	11.72	¢	12.03	¢	12.28	¢
Operating Revenue Per Available Seat Mile (2)	10.27	¢	9.88	¢	10.09	¢	10.01	¢
Passenger Revenue Per Available Seat Mile (2)	9.48	¢	9.10	¢	9.30	¢	9.21	¢
Operating Cost Per Available Seat Mile (2)	10.86	¢	10.96	¢	11.20	¢	10.93	¢
Passenger Load Factor (2)	79.21%		77.66%		77.35%		75.04%
Breakeven Passenger Load Factor (2)	84.10%		86.88%		86.59%		82.59%
Passengers Enplaned (thousands) (2)	30,870		28,247		91,682		82,206
Fuel Gallons Consumed (millions)	660		654		1,941		1,896
Average Price Per Fuel Gallon, Net of Hedging Gains	$1.82		$1.20		$1.62		$1.07
Number of Aircraft in Fleet, End of Period	682		842		682		842
Full-Time Equivalent Employees, End of Period	58,000		69,700		58,000		69,700

Mainline:
Revenue Passenger Miles (millions)	28,292		26,438		80,274		73,966
Available Seat Miles (millions)	35,148		33,576		102,307		97,260
Operating Cost Per Available Seat Mile	9.99	¢	10.37	¢	10.48	¢	10.36	¢
Number of Aircraft in Fleet, End of Period	508		542		508		542

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	Includes the operations under our contract carrier agreements with:
-	Chautauqua Airlines, Inc. and SkyWest Airlines, Inc. for all periods presented.
-	Flyi, Inc. (formerly Atlantic Coast Airlines) for the three and nine months ended September 30, 2004.
-	Shuttle America Corporation from September 1, 2005, to September 30, 2005.
-	Atlantic Southeast Airlines, Inc. (“ASA”) from September 8, 2005, to September 30, 2005. On September 7, 2005, we completed the sale of ASA to SkyWest, Inc. (“SkyWest”). For additional information on our sale of ASA, see Note 4 in this Form 10-Q.
For additional information about our contract carrier agreements, see Note 5 in this Form 10-Q.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Aircraft Fleet Table(1)
(Unaudited)

Our active aircraft fleet, orders, options and rolling options at September 30, 2005, are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet (2)(3)(4)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders	Options	Rolling Options
B-737-200	6	7	19	32	20.7	—	—	—
B-737-300	—	—	21	21	18.6	—	—	—
B-737-800	71	—	—	71	4.9	50	60	168
B-757-200	77	10	34	121	14.1	—	—	—
B-767-200	11	—	—	11	22.2	—	—	—
B-767-300	4	10	14	28	15.7	—	—	—
B-767-300ER	50	—	9	59	9.6	—	10	4
B-767-400ER	21	—	—	21	4.6	—	20	—
B-777-200ER	8	—	—	8	5.7	5	20	5
MD-88	63	16	41	120	15.3	—	—	—
MD-90	16	—	—	16	9.8	—	—	—
CRJ-100/200	57	—	90	147	7.2	—	55	—
CRJ-700	27	—	—	27	2.1	—	49	—

Total	411	43	228	682		55	214	177

(1) Not subject to the review procedures of our Independent Registered Public Accounting Firm.
(2) On September 7, 2005, we completed the sale of ASA to SkyWest. Accordingly, this table does not include ASA’s fleet of eight ATR-72 aircraft, 103 CRJ-200 aircraft and 35 CRJ-700 aircraft, its firm orders for 18 CRJ-200 aircraft or its options for 53 CRJ-200 aircraft and 57 CRJ-700 aircraft. For additional information regarding our sale of ASA, see Note 4 in this Form 10-Q.
(3) During the September 2005 quarter, we filed motions to reject leases of 30 FRJ-328 aircraft, four B-737-200 aircraft and six MD-11 aircraft with the Bankruptcy Court in our Chapter 11 proceedings. On October 17, 2005, the Bankruptcy Court granted these motions.
(4) During the September 2005 quarter, we (1) retired eight leased B-737-200 aircraft and three owned B-767-200 aircraft; (2) accepted delivery from the manufacturer of one B-737-800 aircraft, which we immediately sold to a third party pursuant to an agreement entered into in 2003 (see “Sale of Aircraft” in Note 5 in this Form 10-Q); and (3) accepted delivery of seven CRJ-200 aircraft from General Electric Capital Corporation (“GECC”) (see “GECC Aircraft” in Note 5 in this Form 10-Q).

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
1. ACCOUNTING AND REPORTING POLICIES
Basis of Presentation
     On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-PCB.”
     On September 16, 2005, the Bankruptcy Court granted interim approval of first day motions to facilitate our continuation of normal operations. The Bankruptcy Court’s orders authorized us, among other things, in our discretion to: (1) provide employee wages, healthcare coverage, vacation, sick leave and similar benefits without interruption; (2) honor obligations arising prior to the Petition Date (“pre-petition obligations”) to customers and continue customer service programs, including Delta’s SkyMiles frequent flyer program; (3) pay for fuel under existing fuel supply contracts and honor existing fuel supply, distribution and storage agreements; (4) honor pre-petition obligations related to our interline, clearinghouse, code sharing and other similar agreements; (5) pay pre-petition obligations to foreign vendors, foreign service providers and foreign governments; and (6) continue maintenance of existing bank accounts and existing cash management systems.
     The Debtors will operate as “debtors-in-possession” under the jurisdiction and orders of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
     As a part of our Chapter 11 reorganization, we are now expanding our transformation plan to pursue an additional $3 billion in annual financial benefits (revenue enhancements or cost reductions) by the end of 2007 above the approximately $5 billion in annual benefits we are on track to deliver by the end of 2006 (as compared to 2002). Our expanded transformation plan is intended to make Delta a smaller, more cost-efficient airline with a strengthened network and improved financial condition. The expanded transformation plan combines planned revenue and network productivity improvements with savings to be achieved through the Chapter 11 restructuring process and more competitive employment costs.
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Form 10-K”).
     In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), in preparing the Condensed Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying Consolidated Statements of Operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at September 30, 2005 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (See Note 2 in this Form 10-Q).
     We have also prepared these unaudited Condensed Consolidated Financial Statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.
     As a result of sustained losses and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.
     While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements.
     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, restructuring and related items, and reorganization items, considered necessary for a fair statement of results for the interim periods presented.
     We classified changes in restricted cash on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, as an investing activity. We previously presented such changes as an operating activity. In the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, we reclassified changes in restricted cash to be consistent with our 2005 presentation. This resulted in an $87 million increase to cash flows used in investing activities and a corresponding decrease to cash flows used in operating activities from the amounts previously reported.
     We have reclassified certain other prior period amounts in the Condensed Consolidated Financial Statements to be consistent with current period presentation. The effect of these reclassifications is not material.
     Due to the impact of the Chapter 11 proceedings, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of operating results for the entire year.
Cash and Cash Equivalents
     We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Cash and cash equivalents as of September 30, 2005 includes approximately $128 million to be used for payment of certain operational taxes and fees to various governmental authorities.
     Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue which have not been presented for payment are recorded in accounts payable, deferred credits and accrued liabilities on our Consolidated Balance Sheets. These amounts totaled $45 million and $63 million at September 30, 2005 and December 31, 2004, respectively.
Restricted Cash
     We have restricted cash which primarily relates to cash held as collateral by credit card processors and interline clearinghouses as well as for certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $1.1 billion and $348 million at September 30, 2005 and December 31, 2004, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $122 million and $2 million at September 30, 2005 and December 31, 2004, respectively.
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
     The estimated fair values of stock options granted during the three and nine months ended September 30, 2005 and 2004, were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted During the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assumption	2005	2004(1)	2005	2004

Risk-free interest rate	4.1%	—	3.8%	2.6%
Average expected life of stock options (in years)	3.0	—	3.0	4.0
Expected volatility of common stock	72.2%	—	73.6%	58.3%
Expected annual dividends on common stock	$—	$—	$—	$—
Weighted average fair value of a stock option granted	$2	$—	$2	$5

(1) There were no stock options granted during the three months ended September 30, 2004.
     The following table shows what our net loss and loss per share would have been for the three and nine months ended September 30, 2005 and 2004, had we accounted for our stock-based compensation plans under the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net loss:
As reported	$(1,130)	$(646)	$(2,583)	$(2,992)
Stock option compensation expense determined under the fair value based method	(25)	(4)	(82)	(12)

As adjusted for the fair value method under SFAS 123	$(1,155)	$(650)	$(2,665)	$(3,004)

Basic and diluted loss per share:
As reported	$(6.73)	$(5.16)	$(17.07)	$(24.06)
As adjusted for the fair value method under SFAS 123	$(6.88)	$(5.19)	$(17.61)	$(24.16)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard replaces SFAS 123 and supersedes APB 25. It requires the compensation cost of share-based payment transactions to be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will adopt SFAS 123R effective January 1, 2006. We are evaluating the impact of SFAS 123R, including the transition options for adoption of this standard, on our 2006 Consolidated Financial Statements. This impact may be material because we issued approximately 71 million stock options in 2004, primarily under our broad-based employee stock option plans. As of November 1, 2005, we terminated the Non-Employee Directors Stock Option Plan. For additional information about our stock option plans see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.
2. CHAPTER 11 PROCEEDINGS
General Information
     Notices to Creditors; Effect of Automatic Stay. Shortly after the Chapter 11 filing on September 14, 2005, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.

     Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
     Appointment of Creditors’ Committee. As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.
     Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure most existing defaults under such executory contract or unexpired lease.
     Accordingly, any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.
     We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.
     Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code (“Section 1110”), certain secured parties, lessors and conditional sales vendors may take possession of certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract pursuant to their agreement with the Debtors. Section 1110 provides that, unless the Debtors agree to perform under the agreement and cure all defaults within 60 days after the Petition Date, such financing party can take possession of such equipment.
     Section 1110 effectively shortens the automatic stay period to 60 days with respect to Section 1110-eligible aircraft, engines and related equipment subject to the following two conditions. First, the debtor may extend the 60-day period by agreement of the relevant financier, with court approval. Alternatively, the debtor may agree, with court approval, to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code (which does not preclude later rejecting any related lease). In the absence of either such arrangement, the financier may take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment. While we are negotiating with respect to many of our aircraft obligations, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent we are unable to reach agreements with aircraft financiers, those parties may seek to repossess aircraft.
     Request for Adequate Protection. Certain aircraft lenders and leasing parties have filed motions with the Bankruptcy Court seeking adequate protection against the risk that their aircraft collateral could lose value while in the possession of or while being used by the Debtors. The Bankruptcy Court could determine that some or all of such parties are not adequately protected and that the Debtors must pay certain amounts, which could be material, in order to continue using the equipment.
     Rejection of Collective Bargaining Agreements. Section 1113 of the Bankruptcy Code permits a debtor to reject its collective bargaining agreements (“CBAs”) if the debtor first satisfies several statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection. The debtor must make a proposal to modify its existing CBAs based on the most complete and reliable information available at the time, must bargain in good faith and must share relevant information with its unions. The proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all affected parties are treated fairly and equitably relative to the creditors and the debtor. Rejection is appropriate if the unions refuse to agree to the debtors’ necessary proposals “without good cause” and the balance of the equities favors rejection.
     On September 16, 2005, we submitted a proposal to modify the CBA covering our pilots, who are represented by the Air Line Pilots Association, International (“ALPA”). Following unsuccessful efforts to reach a voluntary agreement with ALPA to amend the CBA, on November 1, 2005, we filed a motion with the Bankruptcy Court to reject the CBA. The Bankruptcy Court has scheduled a hearing on our motion for November 16, 2005. Pursuant to Section 1113(c), the Bankruptcy Court is required to rule on our motion within 30 days after the commencement of the hearing, subject to extension if we and ALPA agree. If the Bankruptcy Court grants our motion, we may implement the terms in our proposal.
     Payment of Insurance Benefits to Retired Employees. Section 1114 of the Bankruptcy Code addresses a debtor’s ability to modify certain retiree disability, medical and death benefits (“Covered Benefits”). To modify Covered Benefits, the debtor must satisfy certain statutorily prescribed procedural and substantive prerequisites and obtain either (1) the Bankruptcy Court’s approval or (2) the consent of an authorized representative of retirees. The debtor must make a proposal to modify the Covered Benefits based on the most complete and reliable information available at the time, must bargain in good faith and must share relevant information with the retiree representative. The proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all affected parties are treated fairly and equitably relative to the creditors and the debtor.
     On October 27, 2005, the Bankruptcy Court directed the appointment of an 1114 committee to serve as the authorized representative of non-pilot retirees, without prejudice to our right to move to add retired pilots to the committee or the right of retired pilots to make a request for a retired pilot committee. We have not yet made any proposal to modify retiree benefits that we believe are Covered Benefits.
     Magnitude of Potential Claims. The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
     Costs of Reorganization. We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.
     Effect of Filing on Creditors and Shareowners. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our preferred and common stock receiving no distribution on account of their interests and cancellation of their holdings. As discussed below, if the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.
     Notice and Hearing Procedures for Trading in Claims and Equity Securities. In connection with our Chapter 11 proceedings, the Bankruptcy Court granted a motion and entered an interim order

(the “NOL Order”), to assist us in monitoring and preserving our net operating losses by imposing certain notice and hearing procedures on trading in (1) our equity securities and (2) claims against us. Under the NOL Order, any person or entity that is a Substantial Equityholder or Substantial Claimholder (each as defined below) must provide advance notice to the Bankruptcy Court, to us and our counsel prior to purchasing or selling any of our equity securities or claims against us, and we will have 15 calendar days after receipt of such notice to object to any proposed transfer. If we file an objection, such transaction would not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If we do not object within such 15 day period, such transaction may proceed solely as set forth in the notice. Moreover, the NOL Order requires that a Substantial Equityholder or Substantial Claimholder file and serve a notice setting forth the size of their holdings on or before the later of (1) 15 days after the effective date of the notice of entry of the NOL Order or (2) 10 days after becoming such a beneficial owner.
     In general, the NOL Order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as the result of a proposed transfer) (1) 7,464,750 million or more shares of our common stock (such entity, a “Substantial Equityholder ”) or (2) an aggregate principal amount of claims against us equal to or exceeding $175 million (such entity, a “Substantial Claimholder”).
     Pursuant to the NOL Order, any purchase, sale or other transfer of equity securities or claims in violation of these procedures will be null and void in violation of the automatic stay under Section 362 of the Bankruptcy Code.
     Various parties have filed objections to the NOL Order and we are currently negotiating settlements to their objections. A final order with respect to the matters addressed in the NOL Order may ultimately be significantly different from the NOL Order.
     Process for Plan of Reorganization. In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
     The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. Such periods may be extended by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in the provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.
     The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although we expect to file a plan of reorganization that provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.
Liabilities Subject to Compromise
     The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet as of September 30, 2005:

(in millions)	September 30, 2005

Pension, postretirement and other benefits	$8,139
Debt and accrued interest	5,690
Aircraft lease related obligations	1,479
Accounts payable and other accrued liabilities	1,077

Total liabilities subject to compromise	$16,385

     Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent our current estimate of known or potential pre-petition obligations to be resolved in connection with our Chapter 11 proceedings.
     Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.
Reorganization Items, net
     The following table summarizes the components included in reorganization items, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2005:

Three and Nine
Months Ended
(in millions)	September 30, 2005

Rejection of aircraft leases	$444
Debt issuance and discount costs	160
Professional fees	4
Interest Income	(1)

Total reorganization items, net	$607

     In the quarter ended September 30, 2005, we filed motions with the Bankruptcy Court to reject six MD-11, 30 FRJ-328 and four B-737-200 aircraft leases. These aircraft were not in service at the time we filed these motions. On October 17, 2005, the Bankruptcy Court granted these motions. Our lease rejections result in a pre-petition unsecured claim of the lessor. These estimated claims are reflected in liabilities subject to compromise on our Consolidated Balance Sheet as of September 30, 2005. We also wrote off debt issuance and discount costs related to unsecured and under-secured debt obligations which have been classified as liabilities subject to compromise. No amounts were received or paid with respect to our reorganization items during the three and nine month periods ended September 30, 2005.

3. DEBT
Debtor-in-Possession Financing
     On September 16, 2005, we entered into a Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”) to borrow up to $1.7 billion from a syndicate of lenders arranged by General Electric Capital Corporation (“GECC”) and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), for which GECC would act as administrative agent. On October 7, 2005, we entered into an amendment to the DIP Credit Facility (the “Amendment”) to increase the DIP Credit Facility by an additional $200 million, with American Express Travel Related Services Company, Inc. (“Amex”) consenting to such increase in the DIP Credit Facility in return for repayment of $50 million of the $350 million principal amount outstanding under the Amex Post-Petition Facility (defined below).
     As amended, the DIP Credit Facility consists of a $600 million Term Loan A arranged by GECC (the “TLA”), a $700 million Term Loan B arranged by GECC (the “TLB”) and a $600 million Term Loan C arranged jointly by GECC and Morgan Stanley (the “TLC;” together with the TLA and TLB, collectively, the “DIP Loans”). Interim orders issued by the Bankruptcy Court authorized us on an interim basis to borrow up to $1.4 billion of the DIP Loans. Final orders issued by the Bankruptcy Court authorized us to borrow the remaining approximately $500 million under the DIP Credit Facility as amended. We applied a portion of these proceeds to (1) repay in full the $480 million principal amount outstanding under our pre-petition facility for which GECC was agent (the “GE Pre-Petition Facility”); (2) repay in full the $500 million principal amount outstanding under our Amex Pre-Petition Facilities (defined below); and (3) prepay $50 million of the $350 million principal amount outstanding under our Amex Post-Petition Facility. The remainder of the proceeds of the DIP Loans will be used for our general corporate purposes.
     Availability of funds under the TLA is subject to a borrowing base calculation. If the outstanding amount of the TLA at any time exceeds the borrowing base, we must immediately repay the TLA or post cash collateral in an amount equal to the excess. The TLA, TLB and TLC each mature on March 16, 2008. As amended, the TLA bears interest, at our option, at LIBOR plus 4.50% or an index rate plus 3.75%, and the TLB bears interest, at our option, at LIBOR plus 6.50% or an index rate plus 5.75%. The TLC bears interest, at our option, at LIBOR plus 9.00% or an index rate plus 8.25%. We may also request the issuance of up to $200 million in letters of credit under the DIP Credit Facility, which amount must be fully cash collateralized at all times such letters of credit are outstanding.
     Our obligations under the DIP Credit Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). We will be required to make certain mandatory repayments of the DIP Loans in the event we sell certain assets, subject to certain exceptions. Any portion of the DIP Loans that are repaid through either voluntary or mandatory prepayment may not be reborrowed.
     The DIP Loans and the related guarantees are secured by first priority liens on substantially all of our and the Guarantors’ present and future assets (including assets that previously secured the GE Pre-Petition Facility) and by junior liens on certain of our and our Guarantors’ other assets (including certain accounts receivable and other assets subject to a first priority lien securing the Amex Post-Petition Facility described below), in each case subject to certain exceptions, including an exception for assets which are subject to financing agreements that are entitled to the benefits of Section 1110 of the Bankruptcy Code, to the extent such financing agreements prohibit such liens.
     The DIP Credit Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock.
     The financial covenants require us to:
•	maintain unrestricted funds in an amount not less than $750 million through May 31, 2006; $1 billion at all times from June 1, 2006, through November 30, 2006; $750 million at all times from

December 1, 2006, through February 28, 2007; and $1 billion at all times thereafter (the “Liquidity Covenant ”);

•	not exceed specified levels of capital expenditures during any fiscal quarter; and

•	achieve specified levels of EBITDAR, as defined, for successive trailing 12-month periods through March 2008. During 2005, we are required to achieve increasing levels of EBITDAR, including EBITDAR of $644 million for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for each successive trailing 12-month period continues to increase, including $1.372 billion for the 12-month period ended December 31, 2006; $1.988 billion for the 12-month period ending December 31, 2007; and $2 billion for each 12-month period ending thereafter. If our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant, then the EBITDAR level that we are required to achieve is effectively reduced by the amount of such excess cash, up to a maximum reduction of $250 million from the required EBITDAR level.
     The DIP Credit Facility contains events of default customary for debtor-in-possession financings, including cross defaults to the Amex Post-Petition Facility and certain change of control events. It is also an event of default if all or substantially all of our flight and other operations are suspended for longer than two days, other than in connection with a general suspension of all U.S. flights, or if certain routes and, subject to certain materiality thresholds, other routes, and slots and gates are revoked, terminated or cancelled. Upon the occurrence of an event of default, the outstanding obligations under the DIP Credit Facility may be accelerated and become due and payable immediately.
Financing Agreement with Amex
     On September 16, 2005, we entered into an agreement (the “Modification Agreement”) with Amex and American Express Bank, F.S.B. pursuant to which we modified certain existing agreements with Amex, including two agreements (the “Amex Pre-Petition Facilities”) under which we had borrowed $500 million from Amex. The Amex Pre-Petition Facilities consist of substantially identical supplements to the two existing agreements under which Amex purchases SkyMiles from us, the Membership Rewards Agreement and the Co-Branded Credit Card Program Agreement (collectively, the “SkyMiles Agreements”).
     As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the outstanding principal amount of $500 million, together with interest thereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facilities. Simultaneously, pursuant to interim orders issued by the Bankruptcy Court, we borrowed $350 million from Amex pursuant to the terms of the Amex Pre-Petition Facilities as modified by the Modification Agreement (the “Amex Post-Petition Facility”). The amount borrowed under the Amex Post-Petition Facility will be credited, in equal monthly installments, towards Amex’s actual purchases of SkyMiles during the 17-month period commencing in July 2006. Any unused prepayment credit will carryover to the next succeeding month with a final repayment date for any then outstanding advances no later than November 30, 2007. The outstanding advances will bear a fee, equivalent to interest, at a rate of LIBOR plus a margin of 10.25%.
     On October 7, 2005, pursuant to Amendment No. 1 to the Modification Agreement, Amex consented to the above-described increased principal amount of the DIP Credit Facility in return for a prepayment of $50 million under the Amex Post-Petition Facility. The prepayment will be credited in inverse order of monthly installments during the 17-month period commencing in July 2006.
     Our obligations under the Amex Post-Petition Facility are guaranteed by the Guarantors of the DIP Credit Facility. Our obligations under certain of our agreements with Amex, including our obligations under the Amex Post-Petition Facility, the SkyMiles Agreements and the agreement pursuant to which Amex processes travel and other purchases made from us using Amex credit cards (“Card Services Agreement”), and the corresponding obligations of the Guarantors, are secured by (1) a first priority lien on our right to payment from Amex for purchased SkyMiles, our interest in the SkyMiles Agreements and related assets and our right to payment from Amex under and our interest in the Card Services Agreement and (2) a junior lien on the collateral securing the DIP Credit Facility.
     With certain exceptions, the Amex Post-Petition Facility contains affirmative, negative and financial covenants substantially the same as in the DIP Credit Facility. The Amex Post-Petition Facility contains customary events of default, including cross defaults to our obligations under the DIP Credit Facility and to defaults under certain other of our agreements with Amex. Upon the occurrence of an event of default under the Amex Post-Petition Facility, the loan under the Amex Post-Petition Facility may be accelerated and become due and payable immediately.
     The DIP Credit Facility and the Amex Post-Petition Facility are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each Facility with respect to collateral and certain other matters.
Other
     As is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. We were in compliance with these requirements at September 30, 2005. For additional information about our war-risk insurance currently provided by the U.S. Government, see Note 5 in this Form 10-Q.
4. SALE OF ASA
     On September 7, 2005, we completed the sale of Atlantic Southeast Airlines, Inc. (“ASA”), our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”) for a purchase price of $425 million. In conjunction with the sale of ASA, we amended our contract carrier agreements with ASA and SkyWest Airlines, Inc. (“SkyWest Airlines”), a wholly owned subsidiary of SkyWest, under which they will continue to serve as Delta Connection carriers. The expiration date of these contract carrier agreements has been extended to 2020. The sale resulted in an immaterial gain that was deferred and is being amortized over the life of the ASA contract carrier agreement. For additional information on our contract carrier agreements with ASA and SkyWest, see Note 5 in this Form 10-Q.
     Under the terms of the Stock Purchase Agreement, SkyWest purchased 100% of the outstanding capital stock of ASA. We received $350 million at closing, representing $330 million of purchase price and $20 million related to aircraft deposits, without giving effect to the payment of closing costs. As the result of our assumption of our contract carrier agreements with ASA and SkyWest Airlines in our Chapter 11 proceedings, on November 2, 2005, we received an additional $120 million, consisting of $90 million of deferred purchase price and $30 million in aircraft deposits. Because the purchase price is also subject to a working capital adjustment, as defined in the Stock Purchase Agreement, we may receive up to the full remaining $5 million of deferred purchase price in the first quarter of 2006, depending on resolution of the working capital adjustment. Pursuant to the GE Pre-Petition Facility, we were required to repay $100 million of the outstanding borrowings under that facility upon the completion of our sale of ASA. The remaining proceeds are being used for general corporate purposes.

     Listed below are the major classes of assets and liabilities that were included as part of the sale:

(in millions)	September 7, 2005

Assets:
Current assets	$153
Flight equipment, net	1,555
Other property and equipment, net	61
Other assets	33

Total assets	$1,802

Liabilities:
Current maturities of long-term debt	$222
Other current liabilities	116
Long-term debt	1,002
Other noncurrent liabilities	8

Total liabilities	$1,348

     Consistent with the presentation of our other contract carrier arrangements, after the sale of ASA to SkyWest, the revenues and expenses related to ASA are shown as regional affiliates passenger revenues and contract carrier agreements, respectively. Prior to the sale, expenses related to ASA as our wholly owned subsidiary were reported in the applicable expense line item.
5. COMMITMENTS AND CONTINGENCIES
Aircraft Order Commitments
     Commitments for aircraft on firm order as of September 30, 2005 are estimated to be $3.1 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

Three months ending December 31, 2005	$10
2006	69
2007	477
2008	881
2009	1,615

Total	$3,052

     Our commitments through December 31, 2006 represent advance deposits on certain aircraft.
Contract Carrier Agreements
Delta Connection Carriers
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

     During the three and nine months ended September 30, 2005, the following carriers operated as third-party Delta Connection carriers:

	Total Aircraft to be
	Operated Under	Expiration Date
Carrier	Agreement(1)	of Agreement

SkyWest Airlines(2)	56	2020
ASA(2)(3)	179	2020
Chautauqua Airlines, Inc.	39	2016
Shuttle America Corporation(4)	16	2019

(1) Not subject to the review procedures of our Independent Registered Public Accounting Firm.
(2) Pursuant to an order of the Bankruptcy Court on October 6, 2005, we assumed our obligations under the amended contract carrier agreements with SkyWest Airlines and ASA and they are not subject to rejection pursuant to Section 365 of the Bankruptcy Code.
(3) ASA became a third-party contract carrier on September 8, 2005 upon our sale of all of its outstanding stock to SkyWest. The number of aircraft included in the chart reflects 167 regional jet aircraft and 12 propeller-driven aircraft. The propeller-driven aircraft will be removed from Delta Connection service by the end of 2007.
(4) In January 2005, we entered into a contract carrier agreement with Republic Airways Holdings, Inc. (“Republic Holdings”) and its wholly owned subsidiary Republic Airline, Inc. (“Republic Airline”). In August 2005, we consented to the assignment of the contract carrier agreement by Republic Airline to Shuttle America Corporation (“Shuttle America”), also a wholly owned subsidiary of Republic Holdings.
     In May 2005, we entered into a contract carrier agreement with Mesa Air Group, Inc. (“Mesa”) and its wholly owned subsidiary, Freedom Airlines, Inc. (“Freedom”). Under this agreement, Freedom will operate 25-30 regional jet aircraft for us. We began placing these aircraft in service under the Delta Connection program in October 2005. Our contract carrier agreement with Mesa and Freedom expires in 2017.
     The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under contract carrier agreements with:
•	Chautauqua Airlines, Inc. (“Chautauqua”) and SkyWest Airlines for all periods presented,

•	Flyi, Inc. (formerly Atlantic Coast Airlines) for the three and nine months ended September 30, 2004,

•	Shuttle America from September 1, 2005, to September 30, 2005, and

•	ASA from September 8, 2005, to September 30, 2005. On September 7, 2005, we completed the sale of ASA to SkyWest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

ASMs(1)	1,923	1,419	4,659	4,196
RPMs(1)	1,376	1,055	3,359	3,016
Number of aircraft operated, end of period(1)	251	126	251	126

(1) Not subject to the review procedures of our Independent Registered Public Accounting Firm.
Contingencies Related to Termination of Contract Carrier Agreements
     Under the ASA and SkyWest contract carrier agreements, beginning in 2015, with certain advance notice, we may terminate the agreements with respect to any aircraft upon the date that the lease or mortgage covering that aircraft expires. Under certain circumstances, SkyWest (but not ASA) may have the right to replace some of the aircraft terminated from its contract carrier agreement.

     We may terminate the Chautauqua and Shuttle America agreements without cause at any time after May 2010 and January 2013, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions. We estimate that the total fair values, determined as of December 31, 2004, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines are approximately $500 million and $365 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.
     We may terminate the Mesa agreement without cause at any time after 2012 by providing certain advance notice. If we terminate the Mesa agreement without cause after 2012, we will not have any financial obligation to Mesa.
Legal Contingencies
     We are involved in various pre-petition legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We are also a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. Although the ultimate outcome of these matters cannot be predicted with certainty and could have a material adverse effect on our Condensed Consolidated Financial Statements, management believes that the resolution of these actions will not have a material adverse effect on our Condensed Consolidated Financial Statements.
     As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on the Consolidated Balance Sheet at September 30, 2005.
Other Contingencies
Regional Airports Improvement Corporation (“RAIC”)
     We have obligations under a facilities agreement with the RAIC to pay the bond trustee amounts sufficient to pay the debt service on $47 million in Facilities Sublease Refunding Revenue Bonds. These bonds were issued in 1996 to refinance the construction of certain airport and terminal facilities we use at Los Angeles International Airport. We also provide a guarantee to the bond trustee covering payment of the debt service.
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
     We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict (1) when and under what circumstances these provisions may be triggered and (2) the amount that would be payable if the provisions were triggered because the amounts would be based on facts and circumstances existing at such time. We also cannot predict the impact, if any, that our Chapter 11 proceedings might have on these obligations.
Employees Under Collective Bargaining Agreements
     At September 30, 2005, we had a total of approximately 58,000 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions. On November 1, 2005, we filed a motion with the Bankruptcy Court to reject Delta's CBA covering its pilots. For additional information see Note 2 of this Form 10-Q.
GECC Aircraft
     In November 2004, as a condition to availability of the GE Pre-Petition Facility, we granted GECC the right, exercisable until November 2, 2005, to lease to us (or, at our option, subject to certain conditions, certain Delta Connection carriers) up to 12 CRJ-200 aircraft. During the March 2005 quarter, GECC exercised this right with respect to all 12 CRJ-200 aircraft. These leases have terms of 150 to 168 months. We estimate that our total lease payments for these 12 aircraft will be approximately $190 million over the applicable lease terms. We believe that the lease payments approximate current market rates. As of September 30, 2005, we were leasing all 12 CRJ-200 aircraft.
Sale of Aircraft
     In 2003, we entered into an agreement to sell 11 B-737-800 aircraft to a third party immediately after those aircraft were delivered to us by the manufacturer in 2005. We agreed to pay the third party, for a designated period with respect to each of the 11 B-737-800 aircraft, an amount equal to the excess, if any, of a specified rate over the rate at which the third party leases the aircraft to another party. The maximum undiscounted amount we could have been required to pay for all 11 aircraft totaled approximately $70 million. During the nine months ended September 30, 2005, we sold these aircraft to the third party, which leased those aircraft to other airlines at rates that did not require us to make any payment under the provision discussed above.
War-Risk Insurance Contingency
     As a result of the terrorist attacks on September 11, 2001, aviation insurers (1) significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events and (2)

significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through December 31, 2005. The U.S. government is considering legislative options to extend some or all of the war-risk insurance provided to U.S. airlines beyond December 31, 2005; however, there can be no assurance that such an extension will occur. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses and may not be obtainable at all, resulting in an interruption to our operations.
Other
     We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract. These obligations are contingent upon whether we terminate the contract without cause prior to its expiration date; therefore, no obligation would exist unless such a termination was to occur. We also cannot predict the impact, if any, that our Chapter 11 proceedings might have on these obligations.
6. EMPLOYEE BENEFIT PLANS
Settlement and Curtailment Charges
     During the three and nine months ended September 30, 2005, we recorded settlement charges totaling $86 million and $258 million, respectively, in our Condensed Consolidated Statements of Operations. These charges relate to our defined benefit pension plan for pilots (“Pilot Plan”) and result from lump sum distributions to pilots who retired. We recorded these charges in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of net periodic pension cost for the same period.
     During the March 2005 quarter, we recorded a curtailment charge of approximately $447 million in our Consolidated Statement of Operations related to our Pilot Plan and our defined benefit pension plan for nonpilot employees (“Nonpilot Plan”). This charge reflects the impact of the planned reduction of 6,000-7,000 nonpilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. We recorded this charge in accordance with SFAS 88, which requires curtailment accounting when an event occurs that significantly reduces the expected years of future service of current employees or that eliminates future benefit accruals for a significant number of employees. There were no curtailment charges during the June 2005 and September 2005 quarters.
     In connection with these charges, we remeasured the benefit obligations for the Pilot Plan as of November 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005; and the Nonpilot Plan as of November 30, 2004, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. As a result of the remeasurements, we recorded adjustments to our additional minimum pension liabilities. During the three and nine months ended September 30, 2005, these adjustments totaled an increase of $405 million and a net decrease of $76 million, respectively.
     During the September 2005 quarter, we announced our intention to amend the Nonpilot Plan to freeze benefit accruals effective December 31, 2005. Based on this announcement, we expect to record a curtailment adjustment related to the Nonpilot Plan. We also expect to record an additional settlement charge related to the Pilot Plan in the December 2005 quarter due to lump sum retirement payments paid to retiring pilots during the three months ended September 30, 2005. These amounts cannot be determined at this time because they are subject to certain assumptions that are not yet final.

     Net Periodic Benefit Costs
          Net periodic benefit cost for the three months ended September 30, 2005 and 2004, included the following components:

			Other
	Pension		Postretirement
	Benefits		Benefits
(in millions)	2005	2004	2005	2004

Service cost	$32	$58	$4	$7
Interest cost	178	189	29	29
Expected return on plan assets	(148)	(162)	—	—
Amortization of prior service cost (benefit)	—	4	(10)	(21)
Recognized net actuarial loss	42	50	3	1
Amortization of net transition obligation	2	2	—	—
Settlement charge	86	14	—	—

Net periodic benefit cost	$192	$155	$26	$16

          Net periodic benefit cost for the nine months ended September 30, 2005 and 2004 included the following components:

			Other
	Pension		Postretirement
	Benefits		Benefits
(in millions)	2005	2004	2005	2004

Service cost	$124	$176	$13	$22
Interest cost	539	565	85	92
Expected return on plan assets	(454)	(496)	—	—
Amortization of prior service cost (benefit)	3	12	(30)	(59)
Recognized net actuarial loss	127	145	9	5
Amortization of net transition obligation	6	6	—	—
Curtailment charge	447	—	—	—
Settlement charge	258	131	—	—

Net periodic benefit cost	$1,050	$539	$77	$60

     In the nine months ended September 30, 2005, we contributed approximately $325 million to our defined benefit pension plans and approximately $65 million to our defined contribution pension plans. We expect to contribute approximately $35 million to our defined contribution plans in the December 2005 quarter. We expect funding for our defined benefit plans in the December 2005 quarter to be immaterial, as substantially all of these funding requirements relate to benefits earned prior to our Petition Date and we believe we are not required to make contributions for such benefits at this time.
     We currently cannot predict whether our defined benefit plans will continue upon emergence from Chapter 11. If they do continue, we may be required to fully fund required contributions at that date, including contributions related to benefits earned prior to our Petition Date.
     For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

7. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(in millions)	2005	2004

Net operating loss carryforwards	$3,224	$2,848
Additional minimum pension liability	1,449	1,427
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	2,617	2,260
Valuation allowance	(3,371)	(2,400)

Total deferred tax assets	4,265	4,481

Temporary differences (primarily depreciation and amortization)	(4,313)	(4,562)

Total deferred tax liabilities	(4,313)	(4,562)

Net deferred tax liabilities	$(48)	$(81)

     The following table shows the current and noncurrent deferred assets (liabilities), net recorded on our Consolidated Balance Sheets at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(in millions)	2005	2004

Current deferred tax assets, net (1)	$13	$35
Noncurrent deferred tax liabilities, net (2)	(61)	(116)

Net deferred tax liabilities	$(48)	$(81)

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
     At September 30, 2005, we had $346 million of federal alternative minimum tax (AMT) credit carryforwards, which do not expire. We also had federal and state pretax net operating loss (NOL) carryforwards of approximately $8.4 billion at September 30, 2005, substantially all of which will not begin to expire until 2022. Our ability to utilize AMT and NOL carryforwards will be subject to significant limitation if, as a result of our Chapter 11 filings, we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. This could result in the need for an additional valuation allowance, which may be material.
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
     During the three months ended September 30, 2005, we recorded income tax expense totaling $23 million. For the nine months ended September 30, 2005, we recorded an income tax benefit totaling $139 million. These amounts are primarily the result of (1) adjustments to our deferred tax asset valuation allowance due to changes in the deferred tax asset related to our additional minimum pension liability (see Note 6 in this Form 10-Q) and (2) the recognition of tax benefits for a portion of our current period losses as a result of an analysis of our estimated required valuation allowance at December 31, 2005.
8. SHAREOWNERS’ DEFICIT
     During the nine months ended September 30, 2005, we distributed from treasury (1) 38 million shares of our common stock for redemptions of our Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) under the Delta Family-Care Savings Plan and (2) a total of 34,871 shares of our common stock primarily under the Non-Employee Directors’ Stock Plan, which was terminated November 1, 2005. As a result of our Chapter 11 filing, we are no longer redeeming shares of our ESOP Preferred Stock. For additional information about our stock compensation plans and the ESOP Preferred Stock, see Note 11 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     Due to the distribution of the 38 million shares from treasury at a value below the average price paid for those shares, there is a decrease in treasury stock at cost of approximately $1.8 billion with a corresponding decrease in additional paid-in capital on the Consolidated Balance Sheets.
     At our Annual Meeting of Shareowners held on May 19, 2005, shareowners approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 450 million to 900 million and to decrease the par value of the common stock from $1.50 per share to $0.01 per share. As a result of this amendment, common stock decreased and additional paid-in capital increased by the same amount, $289 million.
9. COMPREHENSIVE LOSS
     Comprehensive loss primarily includes (1) reported net loss, (2) accounting for our additional minimum pension liabilities and (3) accounting for a deferred tax asset valuation allowance related to additional minimum pension liabilities. The following table shows our comprehensive loss for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Net loss, as reported	$(1,130)	$(646)	$(2,583)	$(2,992)
Other comprehensive (loss) income	(381)	17	(171)	68

Comprehensive loss	$(1,511)	$(629)	$(2,754)	$(2,924)

     The following table shows the components of our accumulated other comprehensive loss balance at September 30, 2005, and the activity for the nine months then ended:

	Additional
	Minimum		Marketable
	Pension	Valuation	Equity
(in millions)	Liability	Allowance	Securities	Total

Balance at December 31, 2004	$(2,329)	$(29)	$—	$(2,358)
Minimum pension liability adjustments	(58)	—	—	(58)
Unrealized gain	—	—	1	1
Tax effect	23	(137)	—	(114)

Net of tax	(35)	(137)	1	(171)

Balance at September 30, 2005	$(2,364)	$(166)	$1	$(2,529)

     For information about our additional minimum pension liability, see Note 6 in this Form 10-Q and Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K. For information about the income tax impact associated with our additional minimum pension liability, see Note 7 in this Form 10-Q.
10. GEOGRAPHIC INFORMATION
     We are managed as a single business unit that provides air transportation for passengers and cargo. For additional information about how we manage our business, see Note 13 of the Notes to the Consolidated Financial Statements in our Form 10-K. Our operating revenues by geographic region are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

North America	$3,316	$3,075	$9,628	$9,217
Atlantic	677	600	1,747	1,581
Latin America	184	157	559	455
Pacific	39	39	114	108

Total	$4,216	$3,871	$12,048	$11,361

11. RESTRUCTURING
Restructuring and Other Reserves
     The following table shows our restructuring and other reserve balances as of September 30, 2005, and the activity for the nine months then ended for restructuring costs recorded in prior years related to (1) facility closures and other costs and (2) severance and related costs under our 2004 workforce reduction programs:

	Facilities	Severance and
(in millions)	and Other	Related Costs

Balance at December 31, 2004	$38	$42
Additional costs and expenses	6	—
Payments	(7)	(30)
Adjustments	—	(4)

Balance at September 30, 2005	$37	$8

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
     During the June 2005 quarter, we retired 11 leased B-737-200 and B-737-300 aircraft and one owned B-767-200 aircraft. There was no charge related to either of these retirements.
     During the September 2005 quarter, we retired eight leased B-737-200 aircraft and three owned B-767-200 aircraft. As a result of five of the B-737-200 leased aircraft retirements, we recorded a $3 million charge which is included in the facilities and other reserve in the table above. In accordance with SOP 90-7, substantially all of our restructuring and other reserves were classified in liabilities subject to compromise on the September 30, 2005 Consolidated Balance Sheet.

     During the September 2005 quarter, we announced an expanded transformation plan, which includes our intention to eliminate 7,000 to 9,000 jobs system-wide by the end of 2007. We are currently not able to reasonably estimate the amount and timing of any charges related to these actions since they are subject to certain assumptions that are not yet final.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

BASIC AND DILUTED:
Net loss	$(1,130)	$(646)	$(2,583)	$(2,992)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(4)	(5)	(15)	(14)

Net loss available to common shareowners	$(1,134)	$(651)	$(2,598)	$(3,006)

Weighted average shares outstanding	168.4	126.2	152.2	124.9

Basic and diluted loss per share	$(6.73)	$(5.16)	$(17.07)	$(24.06)

For the three and nine months ended September 30, 2005 and 2004, we excluded from our loss per share calculations all common stock equivalents, which primarily include stock options, our ESOP Preferred Stock and shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, because their effect on loss per share was anti-dilutive. The common stock equivalents totaled 141 million shares and 80 million shares for the three months ended September 30, 2005 and 2004, respectively, and 145 million shares and 78 million shares for the nine months ended September 30, 2005 and 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Environment
Chapter 11 Reorganization
     We recorded an unaudited consolidated net loss of $2.6 billion for the nine months ended September 30, 2005. During the four years ended December 31, 2004, we reported an aggregate consolidated net loss of approximately $8.5 billion. In response to fundamental and permanent changes in the airline industry that contributed significantly to our losses, we implemented profit improvement initiatives during the last several years. These initiatives became the basis for our transformation plan announced in late 2004. Our initial transformation plan has a goal of providing us with approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), primarily through cost reductions. We are on track to obtain the full $5 billion in benefits by the end of 2006 and as of September 30, 2005, we have implemented initiatives intended to achieve approximately 90% of these benefits.
     The benefits we are realizing under our transformation plan are, however, being outpaced and masked by historically high aircraft fuel prices, which are having a material adverse effect on our financial performance. During the nine months ended September 30, 2005, our aircraft fuel expense increased 55%, or $1.1 billion, compared to the corresponding period in 2004. In addition, we continue to operate in a weak pricing environment, which limits our ability to increase fares to offset high fuel costs and is also having a material negative impact on our financial results. Although revenue passenger miles (“RPMs”), or traffic, rose 8% in the nine months ended September 30, 2005, compared to the same period in 2004, passenger revenue increased only 6% due to a 2% decrease in passenger mile yield on a year-over-year basis.
     As a result of a liquidity shortfall caused by historically high aircraft fuel prices and other cost pressures, low passenger mile yields and cash holdbacks required by credit card processors, we determined that we could not continue to operate outside of the protections afforded by Chapter 11 of the Bankruptcy Code. Therefore, on September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases are being jointly administered under the caption, “In re Delta Air Lines, Inc., et al., Case No. 05-17923-PCB.”
     The Debtors will operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we and the other Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
     On September 16, 2005, the Bankruptcy Court granted interim approval of first day motions to facilitate our continuation of normal operations. The Bankruptcy Court’s orders authorized us, among other things, in our discretion to: (1) provide employee wages, healthcare coverage, vacation, sick leave and similar benefits without interruption; (2) honor obligations arising prior to the Petition Date (“pre-petition obligations”) to customers and continue customer service programs, including Delta’s SkyMiles frequent flyer program; (3) pay for fuel under existing fuel supply contracts and honor existing fuel supply, distribution and storage agreements; (4) honor pre-petition obligations related to our interline, clearinghouse, code sharing and other similar agreements; (5) pay pre-petition obligations to foreign vendors, foreign service providers and foreign governments; and (6) continue maintenance of existing bank accounts and existing cash management systems.
     In connection with the Chapter 11 proceedings, we arranged for post-petition financing initially in an aggregate amount of $2.05 billion. On September 16, 2005, the Bankruptcy Court granted our request for interim orders authorizing our entering into definitive agreements for these financings, which are further described below under the heading “Financial Condition and Liquidity” and in Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. On that date, we borrowed $1.75 billion of the original total amount of $2.05 billion committed under the agreements for the financings. Final approval of our post-petition financing, which included a net increase of the aggregate amount of the financing to $2.2 billion, was granted by the Bankruptcy Court on October 6, 2005, and we borrowed the remaining amount on October 7, 2005.
     Shortly after the Chapter 11 filing, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
     As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and could delay the Debtors’ emergence from the Chapter 11 proceedings.
     The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
Expansion of our Transformation Plan
     As a part of our Chapter 11 reorganization, we are now expanding our transformation plan to achieve an additional $3 billion in annual financial benefits (revenue enhancements or cost reductions) by the end of 2007 above the approximately $5 billion in annual benefits we are on track to deliver by the end of 2006 (as compared to 2002). Our expanded transformation plan is intended to make Delta a smaller, more cost-efficient airline with a strengthened network and improved financial condition. The expanded transformation plan has the following specific objectives:
•	achieve a long-term viable cash flow and operating results;

•	create a cost structure that is competitive with low cost carriers;

•	share sacrifices equitably among all constituents;

•	ensure that our cost reductions are sustainable in order to maintain compliance with financial covenants in our post-petition financing and secure a proper balance of equity and debt financing to enable our successful emergence from bankruptcy; and

•	sustain employee morale and provide superior customer service.
     The expanded transformation plan is intended to achieve these objectives by combining planned revenue and network productivity improvements with savings to be achieved through the Chapter 11 restructuring process and more competitive employment costs.
     Revenue and Network Productivity Improvements. The expanded transformation plan targets $1.1 billion in benefits to be realized annually through revenue and network productivity improvements. Key initiatives include:
•	achieving financial benefits from the simplification of our fleet;

•	right-sizing capacity to better meet customer demand, including reducing domestic mainline capacity by 15-20% due to over-capacity in the U.S. market;

•	growing international presence with a 25% increase in capacity in 2006 to pursue routes with greater profit potential; and

•	increasing point-to-point flying and right-sizing and simplifying our domestic hubs to achieve a greater local traffic mix.
     On September 7, 2005, we announced plans to strengthen our domestic hubs and grow international schedules during the upcoming winter season. We will reduce capacity by approximately 25% at Cincinnati beginning December 1, 2005, with the intention of increasing the percentage of local hub Cincinnati traffic from approximately 35% to nearly 50%. To respond to increased demand for service to emerging business and leisure destinations, we plan to increase international capacity by approximately 25% by the summer of 2006 in comparison to our schedule in the summer of 2005, with a focus on routes to Europe, Latin America and the Caribbean. For example, our winter 2005-2006 schedule adds new service to cities in such countries as Germany, Honduras, Jamaica, Nicaragua, and Denmark. In addition, we recently announced new transatlantic service to cities in the United Kingdom, Ireland, Hungary, France, Greece and Italy that we expect will begin in May and June 2006.
     As part of our revenue and network productivity improvements, we announced that Song’s service will merge into Delta’s in May 2006. We plan to add 26 First Class seats to each of the 48 757-200 aircraft now operating in Song’s service; convert an additional 50 or more mainline aircraft to two-class Song service; and expand Song’s personal digital in-flight entertainment system to the converted aircraft. These changes will grow Song’s service to all transcontinental mainline routes beginning in the fall of 2006 and all routes over 1,750 miles by the end of 2007.
     In-Court Restructuring. The expanded transformation plan includes a target of $970 million of cost reductions to be realized annually through in-court restructuring initiatives such as debt relief, lease and facility savings, aircraft lease rejections and negotiations and restructuring of vendor contracts. We began this process by rejecting leases on 40 aircraft that we were not operating at the time of our Chapter 11 filing. We plan to reduce our fleet by an additional 80-plus aircraft by the end of 2006. This plan accelerates by two years our earlier plan to reduce aircraft fleet complexity by four types. We plan to operate seven mainline aircraft types by the end of 2006 – down from 11 currently and 14 as recently as 2001.
     Competitive Employment Costs. Our expanded transformation plan also targets $930 million of benefits to be realized annually through reduced employment costs. These reductions are planned to result from changes to pay and benefits for our employees, as well as employee productivity improvements, outsourcing and overhead reductions. The total targeted benefit represents annual, ongoing labor cost reductions of $325 million from our pilots and $605 million from our non-pilot workforce – including management.
     After attempting to reach a consensual agreement with the Air Line Pilots Association, International (“ALPA”), which represents our pilots, to reduce our pilot labor costs, we filed a motion on November 1, 2005 with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject our collective bargaining agreement with ALPA. We expect to continue to negotiate with ALPA to reach a consensual agreement that will allow us to achieve the required labor cost reductions. We cannot predict the outcome of these negotiations or, if we are unable to reach a consensual agreement with ALPA, the outcome of the Bankruptcy Court’s decision with respect to our motion.
     Specific components of non-pilot employment changes include:
•	Reducing pay at all levels of management. This includes a 25% pay reduction for our Chief Executive Officer; a 15% reduction for other officers; and a 9% reduction for supervisory and other administrative personnel.

•	Reducing pay scales by 7-10% for most front-line employees, excluding those earning less than $25,000 annually.

•	Changes to employee benefit programs, including freezing future pension accruals, increased cost sharing for healthcare and reductions in paid time off programs.

•	Enhancing profit-sharing to allow all our employees to share in future success from the first dollar of profitability.
     The expanded transformation plan contemplates that approximately 7,000 — 9,000 additional jobs will be eliminated system-wide by the end of 2007. A portion of these reductions contributes to our targeted reduction in employment costs and the remainder contributes to our targeted benefits from revenue and network productivity improvements. We plan to achieve these reductions through previously announced changes to strengthen our route network and right-size our Cincinnati hub, increased outsourcing and reduced overhead. The final number of job reductions will depend in part upon changes to our fleet.
Basis of Presentation
     Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including the provisions of American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.
     As a result of our Chapter 11 filing, the realization of assets and satisfaction of liabilities in the ordinary course of business, without substantial adjustments or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.
Results of Operations—Three Months Ended September 30, 2005 and 2004
Net Loss and Loss per Share
     Our unaudited consolidated net loss was $1.1 billion for the September 2005 quarter ($6.73 diluted loss per share), compared to a net loss of $646 million ($5.16 diluted loss per share) in the September 2004 quarter. Our net loss for the three months ended September 30, 2005 and 2004 includes net charges of $692 million and $54 million, respectively. As discussed below, these net charges reflect (1) a net charge of $607 million for reorganization items in the September 2005 quarter and (2) a net charge of $85 million in the September 2005 quarter and $54 million in the September 2004 quarter for pension settlements, asset writedowns, restructuring and related items, net.
Operating Revenues
     Operating revenues totaled $4.2 billion in the September 2005 quarter, a 9% increase compared to the September 2004 quarter. Passenger revenues increased 9% to $3.9 billion, reflecting a 7% increase in RPMs on a capacity increase of 5% and a 2% increase in passenger mile yield to 11.97¢. Passenger Revenue per Available Seat Mile (“Passenger RASM”) increased 4% to 9.48¢, while load factor increased 1.6 points to 79.2%. The increase in passenger mile yield reflects our recent fare increases. For additional information about factors impacting our passenger revenues, see the “Business Environment” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

     North American Passenger Revenues - North American passenger revenues increased 8% to $3.0 billion for the September 2005 quarter. RPMs increased 6% on a capacity increase of 3%, while passenger mile yield increased 2%. Passenger RASM increased 5% to 9.60¢, and load factor increased by 2 points. We believe the increase in passenger mile yield reflects various factors, including the increase in our fares, offset by continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida.
     International Passenger Revenues - International passenger revenues increased 16% to $877 million during the September 2005 quarter. RPMs increased 10% on a capacity increase of 12%, while passenger mile yield increased 5%. Passenger RASM increased 3% to 8.9¢. These increases are primarily due to higher demand in the Atlantic market.
     Cargo and Other Revenues - Cargo revenues increased 9% to $128 million in the September 2005 quarter. This reflects a 28% increase in the cargo ton mile yield offset by a 15% decrease in cargo ton miles. Other revenues increased 4% to $197 million.
Operating Expenses
     Operating expenses were $4.5 billion for the September 2005 quarter compared to $4.3 billion for the September 2004 quarter. As discussed below, the increase in operating expenses was primarily due to significantly higher fuel prices in 2005 than in 2004. Operating capacity increased 5% primarily due to operational efficiencies from the redesign of our Atlanta hub from a banked to a continuous hub, which allowed us to increase system-wide capacity with no additional Mainline aircraft. Operating cost per available seat mile (“CASM”) decreased 1% to 10.86¢.
     Salaries and related costs decreased 24%, or $381 million, to $1.2 billion in the September 2005 quarter. This reflects a 17% decrease as a result of salary rate reductions for our pilot and non-pilot employees and a 8% decline due to lower Mainline headcount. These decreases were partially offset by a 5% increase related to higher capacity and a slight increase due to higher seniority-based pay increases.
     Aircraft fuel expense increased 53%, or $417 million, to $1.2 billion, with approximately $389 million of the increase resulting from higher fuel prices, which remain at historically high levels. The average fuel price per gallon increased 52% to $1.82 and total gallons consumed increased 1%. Fare increases implemented in response to rising aircraft fuel prices offset a portion of these cost increases. During the September 2005 quarter, we had no significant hedges or contractual arrangements to reduce our fuel costs below market levels, and we have no such arrangements that would reduce our costs below market levels in future periods. Our fuel cost is shown net of fuel hedge gains of $24 million in the September 2004 quarter.
     Contracted services expense increased 10%, reflecting a variety of items, including a 4% rise from increased capacity and a 2% increase due to the outsourcing of certain human resources functions.
     Contract carrier arrangements expense increased 34% from $234 million during the September 2004 quarter to $313 million during the September 2005 quarter. This increase primarily is due to Atlantic Southeast Airlines, Inc. (“ASA”) becoming a third party contract carrier upon our sale of all of its outstanding common stock to SkyWest Airlines, Inc. (“SkyWest”) on September 7, 2005 partially offset by the termination of our contract carrier arrangement with Flyi, Inc. in 2004. For additional information about our sale of ASA, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     Aircraft rent expense decreased 22%, or $40 million, primarily due to our lease restructuring in the December 2004 quarter, which resulted in the reclassification of certain leases from operating leases to capital leases in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases (“SFAS 13”).” For additional information regarding this matter, see Note 6 of the Notes to the

Consolidated Financial Statements in our Form 10-K. As discussed below, this reclassification increased our interest expense.
     Passenger commissions and other selling expenses decreased 18% or $33 million for the quarter ended September 30, 2005. This primarily reflects lower net expenses associated with the sale of mileage credits in the SkyMiles frequent flyer program to participating partners, such as credit card companies, hotels and car rental companies.
     During the September 2005 quarter, pension settlements, asset writedowns, restructuring and related items, net totaled $85 million. This includes an $86 million settlement charge related to lump sum distributions under our defined benefit pension plan for pilots (“Pilot Plan”). For additional information about this charge and a settlement charge in the December 2005 quarter, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. During the September 2004 quarter, pension settlements, asset writedowns, restructuring and related items, net reflected a $40 million aircraft impairment charge related to our agreement to sell eight owned MD-11 aircraft and a $14 million settlement charge related to the Pilot Plan due to lump sum distributions to pilots who retired.
     Other operating expenses rose 30% or $50 million. This primarily reflects a 22% rise due to growth of our SkyMiles program increasing our frequent flyer liability and a 5% increase from higher fuel related taxes.
Operating Loss and Operating Margin
     We incurred an operating loss of $240 million for the September 2005 quarter, compared to an operating loss of $423 million in the September 2004 quarter. Operating margin, which is the ratio of operating loss to operating revenues, was (5.7%) and (10.9%) for the September 2005 and September 2004 quarters, respectively.
Other Income (Expense)
     Total other expense, net in the September 2005 quarter was $260 million, compared to $229 million in the September 2004 quarter. This reflects a 32%, or $67 million, increase in interest expense to $277 million in the September 2005 quarter, primarily due to higher levels of debt outstanding and higher interest rates as well as additional interest related to the reclassification of certain aircraft leases from operating leases to capital leases in accordance with SFAS 13 as a result of renegotiations during the December 2004 quarter (see discussion of aircraft rent expense above). The increase in interest expense for the quarter was partially offset by a $25 million decrease in miscellaneous expenses due to a reduction in the fair value of our investments in certain companies in 2004.
Reorganization Items, Net
     Reorganization items, net totaled $607 million in the September 2005 quarter. This net charge primarily relates to the valuation of pre-petition debt obligations and the rejection of leased aircraft. For additional information about our reorganization items, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Results of Operations—Nine Months Ended September 30, 2005 and 2004
Net Loss and Loss per Share
     Our unaudited consolidated net loss was $2.6 billion for the nine months ended September 30, 2005 ($17.07 diluted loss per share), compared to a net loss of $3.0 billion ($24.06 diluted loss per share) for the nine months ended September 30, 2004. Our net loss for the nine months ended September 30, 2005 and 2004 includes net charges of $1.2 billion and $1.5 billion, respectively. As discussed below, these net charges reflect (1) a net charge of $712 million and $171 million for the nine months ended September 30, 2005 and 2004, respectively, for pension settlements, asset writedowns, restructuring and related items, net; (2) a $607 million net charge for reorganization items for the nine months ended September 30, 2005; and (3) a $139 million income tax benefit and a $1.3 billion income tax provision for the nine months ended September 30, 2005 and 2004, respectively.
Operating Revenues
     Operating revenues totaled $12.0 billion for the nine months ended September 30, 2005, a 6% increase compared to the nine months ended September 30, 2004. Passenger revenue increased 6% to $11.1 billion, reflecting an 8% rise in RPMs on a capacity increase of 5% and a 2% decline in passenger mile yield to 12.03¢. Passenger RASM increased 1% to 9.3¢, while load factor increased 2.3 points to 77.4%. The decline in passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, partially offset by our recent fare increases. High industry capacity and increased price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet also contributed to the decline in passenger mile yield. For additional information about factors impacting our passenger revenues, see the “Business Environment” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
     North American Passenger Revenues - North American passenger revenues increased 4% to $8.7 billion for the nine months ended September 30, 2005. RPMs increased 7% on a capacity increase of 3% while passenger mile yield fell 3%. Passenger RASM increased slightly to 9.46¢, and load factor increased by 3 points. We believe the decrease in passenger mile yield reflects various factors, including the continuing growth of low-cost carriers. We compete with low-cost carriers in most of our domestic markets, particularly at our primary hub in Atlanta and on routes between the Northeast and Florida.
     International Passenger Revenues - International passenger revenues increased 17% to $2.3 billion during the nine months ended September 30, 2005. RPMs increased 14% on a capacity increase of 14%, while passenger mile yield increased 2%. Passenger RASM increased 3% to 8.56¢, and load factor increased by less than 1 point. These increases are primarily due to higher demand in the Atlantic market.
     Cargo and Other Revenues - Cargo revenues increased 6% to $387 million for the nine months ended September 30, 2005. This reflects an 18% increase in cargo ton mile yield which was partially offset by a 10% decrease in cargo ton miles. Other revenues increased 4% to $556 million.
Operating Expenses
     Operating expenses were $13.4 billion for the nine months ended September 30, 2005, compared to $12.4 billion for the nine months ended September 30, 2004. As discussed below, the increase in operating expenses was primarily due to significant increases in (1) fuel prices and (2) pension settlements, asset writedowns, restructuring and related items, net, which were partially offset by a decrease in salaries and related costs. Operating capacity increased 5% to 119.4 billion ASMs primarily due to operational efficiencies from the redesign of our Atlanta hub from a banked to a continuous hub, which allowed us to increase system-wide capacity with no additional Mainline aircraft. CASM increased 2% to 11.20¢.
     Salaries and related costs decreased 18%, or $865 million, to $3.9 billion in the nine months ended September 30, 2005. This reflects a 17% decrease from salary rate reductions for our pilot and non-pilot employees and a 6% decline due to lower Mainline headcount. These decreases were partially offset by a 4% increase related to higher capacity and a 1% rise due to higher seniority-based pay increases.
     Aircraft fuel expense increased 55%, or $1.1 billion, to $3.1 billion with approximately $1.0 billion of the increase resulting from higher fuel prices, which remain at historically high levels. The average fuel price per gallon increased 51% to $1.62 and total gallons consumed increased 2%. Fare increases implemented during the nine months ended September 30, 2005 in response to rising aircraft fuel prices offset a portion of those cost increases. During the nine months ended September 30, 2005, we had no significant hedges or contractual arrangements to reduce our fuel costs below market levels, and we have no such arrangements that would reduce our costs below market levels in future periods. Our fuel cost is shown net of fuel hedge gains of $55 million in the nine months ended September 30, 2004.
     Contracted services expense increased 11% to $817 million, primarily reflecting a 6% rise from increased outsourcing of certain airport functions due to higher capacity and a 1% increase due to the outsourcing of certain human resources functions. Expenses from our contract carrier arrangements increased 3% to $728 million. This primarily reflects a 13% increase due to ASA becoming a third party contract carrier upon our sale of all of its outstanding common stock to SkyWest and a 9% increase from higher fuel prices, partially offset by the termination of our contract carrier arrangement with Flyi, Inc. in 2004. For additional information about our sale of ASA and our contract carrier agreements, see Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, respectively.
     Aircraft maintenance materials and outside repairs expense increased 15%. This primarily reflects a 12% increase from higher outside repairs volume, mainly due to the outsourcing of heavy maintenance visits on certain aircraft types, and a 4% increase due to higher engine volume and workscope. Aircraft rent expense decreased 20% due to our lease restructuring in the December 2004 quarter, which resulted in the reclassification of certain leases from operating leases to capital leases in accordance with SFAS 13 (see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K). As discussed below, this reclassification increased our interest expense.
     Passenger commissions and other selling expenses decreased 6%, or $31 million, for the nine months ended September 30, 2005. This primarily reflects lower net expenses associated with the sale of mileage credits in the SkyMiles frequent flyer program to participating partners, such as credit card companies, hotels and car rental companies.
     During the nine months ended September 30, 2005, pension settlements, asset writedowns, restructuring and related items, net totaled $712 million. This primarily includes:
•	A $447 million charge for the curtailment of pension benefits related to (1) the previously announced reduction of 6,000-7,000 non-pilot jobs associated with our 2004 workforce reduction program and (2) the freeze of service accruals under the Pilot Plan effective December 31, 2004. For additional information about this charge, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	Settlement charges of $258 million, related to lump sum distributions under the Pilot Plan to pilots who retired. For additional information about this charge and a settlement charge in the December 2005 quarter, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

•	A $10 million charge related to the retirement of six B-737-200 aircraft during the March 2005 quarter. For additional information about this charge, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     During the nine months ended September 30, 2004, pension settlements, asset writedowns, restructuring and related items, net reflected a $131 million settlement charge related to the Pilot Plan due to lump sum distributions to pilots who retired and a $40 million aircraft impairment charge related to our agreement, entered into in the September 2004 quarter, to sell eight owned MD-11 aircraft.
     Other operating expenses increased 20%, primarily due to a 7% increase from higher fuel taxes, a 7% increase from an adjustment to our frequent flyer liability and a 5% rise from a net increase in sales and use taxes.
Operating Loss and Operating Margin
     We incurred an operating loss of $1.3 billion for the nine months ended September 30, 2005, compared to an operating loss of $1.1 billion for the nine months ended September 30, 2004. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (11.0%) and (9.3%) for the nine months ended September 30, 2005 and 2004, respectively.

Other Income (Expense)
     Total other expense, net for the nine months ended September 30, 2005, was $789 million, compared to $627 million for the nine months ended September 30, 2004. This mainly reflects a $232 million increase in interest expense for the nine months ended September 30, 2005, due to higher levels of debt outstanding and increased interest rates. The increase also reflects additional interest related to the reclassification of certain aircraft leases from operating leases to capital leases in accordance with SFAS 13 as a result of renegotiations during the December 2004 quarter (see discussion of aircraft rent expense above). The increase in interest expense was partially offset by a $52 million decrease in miscellaneous expenses due primarily to a reduction in the fair value of our investments in certain companies in 2004.
Reorganization Items, Net
     Reorganization items, net for the nine months ended September 30, 2005 was $607 million. This net charge primarily relates to the valuation of pre-petition debt obligations and the rejection of leased aircraft. For additional information about our reorganization items, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Income Taxes
     During the nine months ended September 30, 2005, we recorded a $139 million income tax benefit on our Consolidated Statement of Operations. During the nine months ended September 30, 2004, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.3 billion income tax provision. For additional information about our income taxes, see Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Financial Condition and Liquidity
     The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our preferred and common stock (the “Common Stock”) receiving no distribution on account of their interests and cancellation of their holdings. If the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our Common Stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or securities of the Debtors.
Significant Liquidity Events
Debtor-in-Possession Financing
     On September 16, 2005, we entered into a Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”) to borrow up to $1.7 billion from a syndicate of lenders arranged by General Electric Capital Corporation (“GECC”) and Morgan Stanley Senior Funding, Inc. (“Morgan

Stanley”), for which GECC would act as administrative agent. On October 7, 2005, we entered into an amendment to the DIP Credit Facility (the “Amendment”) to increase the DIP Credit Facility by an additional $200 million, with American Express Travel Related Services Company, Inc. (“Amex”) consenting to such increase in the DIP Credit Facility in return for repayment of $50 million of the $350 million principal amount outstanding under the Amex Post-Petition Facility (defined below).
     As amended, the DIP Credit Facility consists of a $600 million Term Loan A arranged by GECC (the “TLA”), a $700 million Term Loan B arranged by GECC (the “TLB”) and a $600 million Term Loan C arranged jointly by GECC and Morgan Stanley (the “TLC”), together with the TLA and TLB, collectively, the “DIP Loans”). Interim orders issued by the Bankruptcy Court authorized us on an interim basis to borrow up to $1.4 billion of the DIP Loans. Final orders issued by the Bankruptcy Court authorized us to borrow the remaining approximately $500 million under the DIP Credit Facility as amended. We applied a portion of these proceeds to (1) repay in full the $480 million principal amount outstanding under our pre-petition facility for which GECC was agent (the “GE Pre-Petition Facility”); (2) repay in full the $500 million principal amount outstanding under our Amex Pre-Petition Facilities (defined below) and (3) prepay $50 million of the $350 million principal amount outstanding under our Amex Post-Petition Facility. The remainder of the proceeds of the DIP Loans will be used for our general corporate purposes.
     Availability of funds under the TLA is subject to a borrowing base calculation. If the outstanding amount of the TLA at any time exceeds the borrowing base, we must immediately repay the TLA or post cash collateral in an amount equal to the excess. For information concerning the borrowing base calculation, see the DIP Credit Facility, as amended, included as Exhibits 10.1 and 10.2 to this Form 10-Q. The TLA, TLB and TLC each mature on March 16, 2008. As amended, the TLA bears interest, at our option, at LIBOR plus 4.5% or an index rate plus 3.75%, and the TLB bears interest, at our option, at LIBOR plus 6.50% or an index rate plus 5.75%. The TLC bears interest, at our option, at LIBOR plus 9.00% or an index rate plus 8.25%. We may also request the issuance of up to $200 million in letters of credit under the DIP Credit Facility, which amount must be fully cash collateralized at all times such letters of credit are outstanding.
     Our obligations under the DIP Credit Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). We will be required to make certain mandatory repayments of the DIP Loans in the event we sell certain assets, subject to certain exceptions. Any portion of the DIP Loans that are repaid through either voluntary or mandatory prepayment may not be reborrowed.
     The DIP Loans and the related guarantees are secured by first priority liens on substantially all of our and the Guarantors’ present and future assets (including assets that previously secured the GE Pre-Petition Facility) and by junior liens on certain of our and our Guarantors’ other assets (including certain accounts receivable and other assets subject to a first priority lien securing the Amex Post-Petition Facility described below), in each case subject to certain exceptions, including an exception for assets which are subject to financing agreements that are entitled to the benefits of Section 1110 of the Bankruptcy Code, to the extent such financing agreements prohibit such liens.
     The DIP Credit Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock.
     The financial covenants require us to:
•	maintain unrestricted funds in an amount not less than $750 million through May 31, 2006; $1 billion at all times from June 1, 2006 through November 30, 2006; $750 million at all times from December 1, 2006 through February 28, 2007; and $1 billion at all times thereafter (the “Liquidity Covenant ”);

•	not exceed specified levels of capital expenditures during any fiscal quarter; and

•	achieve specified levels of EBITDAR, as defined, for successive trailing 12-month periods through March 2008. During 2005, we are required to achieve increasing levels of EBITDAR, including EBITDAR of $644 million for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for each successive trailing 12-month period continues to increase, including $1.372 billion for the 12-month period ended December 31, 2006; $1.988 billion for the 12-month period ending December 31, 2007; and $2 billion for each 12-month period ending thereafter. If our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant, then the EBITDAR level that we are required to achieve is effectively reduced by the amount of such excess cash, up to a maximum reduction of $250 million from the required EBITDAR level.
     The DIP Credit Facility contains events of default customary for debtor-in-possession financings, including cross defaults to the Amex Post-Petition Facility and certain change of control events. It is also an event of default if all or substantially all of our flight and other operations are suspended for longer than two days, other than in connection with a general suspension of all U.S. flights, or if certain routes and, subject to certain materiality thresholds, other routes, and slots and gates are revoked, terminated or cancelled. Upon the occurrence of an event of default, the outstanding obligations under the DIP Credit Facility may be accelerated and become due and payable immediately.
Financing Agreement with Amex
     On September 16, 2005, we entered into an agreement (the “Modification Agreement”) with Amex and American Express Bank, F.S.B. pursuant to which we modified certain existing agreements with Amex, including two agreements (the “Amex Pre-Petition Facilities”) under which we had borrowed $500 million from Amex. The Amex Pre-Petition Facilities consist of substantially identical supplements to the two existing agreements under which Amex purchases SkyMiles from us, the Membership Rewards Agreement and the Co-Branded Credit Card Program Agreement (collectively, the “SkyMiles Agreements”).
     As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the outstanding principal amount of $500 million, together with interest thereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facilities. Simultaneously, pursuant to interim orders issued by the Bankruptcy Court, we borrowed $350 million from Amex pursuant to the terms of the Amex Pre-Petition Facilities as modified by the Modification Agreement (the “Amex Post-Petition Facility”). The amount borrowed under the Amex Post-Petition Facility will be credited, in equal monthly installments, towards Amex’s actual purchases of SkyMiles during the 17-month period commencing in July 2006. Any unused prepayment credit will carry over to the next succeeding month with a final repayment date for any then outstanding advances no later than November 30, 2007. The outstanding advances will bear a fee, equivalent to interest, at a rate of LIBOR plus a margin of 10.25%.
     On October 7, 2005, pursuant to Amendment No. 1 to the Modification Agreement, Amex consented to the above-described increased principal amount of the DIP Credit Facility in return for a prepayment of $50 million under the Amex Post-Petition Facility. The prepayment will be credited in inverse order of monthly installments during the 17-month period commencing in July 2006.
     Our obligations under the Amex Post-Petition Facility are guaranteed by the Guarantors of the DIP Credit Facility. Our obligations under certain of our agreements with Amex, including our obligations under the Amex Post-Petition Facility, the SkyMiles Agreements and the agreement pursuant to which Amex processes travel and other purchases made from us using Amex credit cards (“Card Services Agreement”), and the corresponding obligations of the Guarantors, are secured by (1) a first priority lien on our right to payment from Amex for purchased SkyMiles, our interest in the SkyMiles Agreements and related assets and our right to payment from Amex under and our interest in the Card Services Agreement and (2) a junior lien on the collateral securing the DIP Credit Facility.

     With certain exceptions, the Amex Post-Petition Facility contains affirmative, negative and financial covenants substantially the same as in the DIP Credit Facility. The Amex Post-Petition Facility contains customary events of default, including cross defaults to our obligations under the DIP Credit Facility and to defaults under certain other of our agreements with Amex. Upon the occurrence of an event of default under the Amex Post-Petition Facility, the loan under the Amex Post-Petition Facility may be accelerated and become due and payable immediately.
     The DIP Credit Facility and the Amex Post-Petition Facility are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each Facility with respect to collateral and certain other matters.
Sale of ASA
     On September 7, 2005, we completed the sale of Atlantic Southeast Airlines, Inc. (“ASA”), our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”) for a purchase price of $425 million. In conjunction with the sale of ASA, we amended our contract carrier agreements with ASA and SkyWest Airlines, Inc. (“SkyWest Airlines”), a wholly owned subsidiary of SkyWest, under which they will continue to serve as Delta Connection carriers. The expiration date of these contract carrier agreements has been extended to 2020. For additional information on our contract carrier agreements with ASA and SkyWest, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     Under the terms of the Stock Purchase Agreement, SkyWest purchased 100% of the outstanding capital stock of ASA. We received $350 million at closing, representing $330 million of purchase price and $20 million related to aircraft deposits, without giving effect to the payment of closing costs. As the result of our assumption of our contract carrier agreements with ASA and SkyWest Airlines in our Chapter 11 proceedings, on November 2, 2005 we received an additional $120 million, consisting of $90 million of deferred purchase price and $30 million in certain aircraft deposits. Because the purchase price is also subject to a working capital adjustment, as defined in the Stock Purchase Agreement, we may receive up to the full remaining $5 million of deferred purchase price in the first quarter of 2006, depending on resolution of the working capital adjustment. Pursuant to the GE Pre-Petition Facility, we were required to repay $100 million of the outstanding borrowings under that facility upon closing of this transaction. The remaining proceeds are being used for general corporate purposes. See Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q for a description of the assets sold and liabilities assumed by SkyWest.
Credit Card Processing Agreement
     In September 2005, we entered into an amendment to the agreement with our existing Visa/MasterCard credit card processor to extend the term of the agreement through October 2007. The credit card processor will maintain a cash reserve from our receivables equal to the processor’s potential liability for tickets purchased with Visa or MasterCard for flights not yet flown (the “unflown ticket liability”). The reserve adjusts daily and is expected to range between $450 million and $850 million. After the first year of the extension, we may terminate the agreement upon 90 days’ notice and payment of a fee.
     The amendment to the processing agreement allows us to substitute a standby letter of credit for a portion of the cash reserve equal to the lesser of $300 million and 45% of the unflown ticket liability. We have been authorized by the Bankruptcy Court to enter into an engagement letter with an investment bank that has agreed to provide a letter of credit for this purpose if its syndication efforts are successful and we receive the approval of the Creditors’ Committee. We are also in discussions with a provider of an insurance product to support an alternative letter of credit. There can be no assurance that such alternative letter of credit or any other means of offsetting the cash holdback acceptable to the credit card processor will be obtained and, if necessary, approved by the Bankruptcy Court.

Sources and Uses of Cash
     Cash and cash equivalents and short-term investments totaled $1.4 billion at September 30, 2005 and $1.8 billion at December 31, 2004. Restricted cash totaled $1.2 billion at September 30, 2005 and $350 million at December 31, 2004.
Cash provided by operating activities
     For the nine months ended September 30, 2005, cash provided by operating activities totaled $163 million, which includes the following significant items:
•	Our $2.6 billion net loss for the nine months ended September 30, 2005, which includes $956 million of depreciation and amortization expense, $712 million of pension related items, asset writedowns, restructuring and related items, and $607 million of net charges related to reorganization items.

•	A $383 million increase in our air traffic liability at September 30, 2005 compared to December 31, 2004, due to higher bookings.

•	Approximately $390 million in funding for our defined benefit and defined contribution pension plans.

•	The sale of short term investments in the amount of approximately $335 million.
Cash used in investing activities
     For the nine months ended September 30, 2005, cash used in investing activities totaled $819 million, which includes the following significant items:
•	Our restricted cash balance increased approximately $890 million. This increase primarily relates to cash holdbacks associated with our credit card processing agreements and certain other interline clearinghouses as a result of our Chapter 11 filing.

•	Cash used for flight equipment additions, including advanced deposits, totaling $535 million. This includes $417 million we paid to purchase 11 B-737-800 aircraft that we sold to a third party immediately after those aircraft were delivered to us by the manufacturer for a like amount.

•	Cash used for ground property and equipment totaling $196 million. This includes expenditures totaling $58 million related to our Boston Airport Terminal project, which was offset by $73 million in reimbursements from restricted investments related to this project.

•	Cash proceeds from the sale of ASA, net of cash that remained with ASA, was $297 million. For additional information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Cash provided by (used) in financing activities
     For the nine months ended September 30, 2005, cash provided by financing activities totaled $554 million and includes the following significant items:
•	During the March 2005 quarter we received the final installment of $250 million under our Amex Pre-Petition Facilities. The Amex Pre-Petition Facilities were repaid in connection with our post-petition financing.

•	During the September 2005 quarter, in conjunction with the sale of ASA (see “Significant Liquidity Events – Sale of ASA” and Note 4 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q) we were required to repay $100 million pursuant to the GE Pre-Petition Facility.

•	During the September 2005 quarter and in conjunction with our Chapter 11 filing, we obtained post-petition financing including net proceeds of approximately $730 million. For additional information regarding our post-petition financing see Note 3 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Pension Plans
     We sponsor defined contribution and defined benefit pension plans for eligible employees and retirees. Our funding obligations for certain of these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions, including those described below.
     Defined Contribution Pension Plans (“DC Plans”) - During the nine months ended September 30, 2005, we contributed approximately $65 million to our DC Plans. During the December 2005 quarter, we expect to contribute an additional $35 million to these plans. Estimates of future funding requirements under the DC Plans are based on various assumptions. These assumptions include, among other things, the number of participants in the DC Plans; the salary levels of those participants; and the outcome of efforts to modify our collective bargaining agreement with ALPA, either on a consensual basis or under the Chapter 11 process.
     Defined Benefit Pension Plans (“DB Plans”) - During the nine months ended September 30, 2005, we contributed approximately $325 million to our DB Plans. Estimates of future funding requirements under the DB Plans are based on various assumptions. These assumptions include, among other things, the actual and projected market performance of assets of the DB Plans; future long-term corporate bond yields; statutory requirements; the terms of the DB Plans; and demographic data for participants in the DB Plans, including the number of participants, their salaries and the rate of participant attrition.
     Assuming current funding rules, we estimate that the funding requirements under our DB Plans for 2006, 2007 and 2008 will aggregate approximately $3.4 billion. Substantially all of this amount relates to benefits earned prior to the Petition Date. We believe we are not required to fund such pre-petition amounts while operating under Chapter 11 of the Bankruptcy Code.
     We currently cannot predict whether our DB Plans will continue upon emergence from Chapter 11. If they do continue, we may be required to fully fund required contributions at that date, including contributions related to benefits earned prior to our Petition Date.
     For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Risk Factors Relating to Delta
 We filed for reorganization under Chapter 11 of the Bankruptcy Code on September 14, 2005 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.
     For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our expanded transformation plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:
•	the actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings, which may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•	risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

•	our ability to obtain and maintain normal terms with vendors and service providers; and

•	our ability to maintain contracts that are critical to our operations.
     These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationship with customers, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.
     In addition, our plans with respect to our fleet may be impacted by the actions of aircraft financing parties. Actions that we desire to take, such as rejection of aircraft, may be resisted by affected parties, which may delay our ability to implement our plans timely. Furthermore, the 60-day period under Section 1110 in our Chapter 11 proceedings will expire on November 14, 2005. We have reached agreements with certain aircraft financing parties to extend the automatic stay and to make certain changes to the terms of the applicable financing structure. We will also make elections with respect to certain other aircraft to cure all existing defaults and to pay the contract rates as required by the Bankruptcy Code. With respect to certain aircraft, however, we have neither elected to cure and resume payments nor negotiated an extension of the automatic stay. Accordingly, the financing parties for such aircraft may seek to repossess the property. Even though we are in negotiations with some aircraft financing parties with respect to the disposition or use of aircraft for which we have not elected to cure and resume payments or negotiated an extension of the automatic stay on satisfactory terms for such disposition or use, the financing parties for these aircraft may still seek to repossess the property. Any such repossession could disrupt our operations and could have a material adverse effect on our business.
     Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.
We have substantial liquidity needs and face significant liquidity pressure.
     At September 30, 2005, our cash and cash equivalents were $1.4 billion. This amount reflects the net proceeds of our initial borrowings under the DIP Credit Facility and the Amex Post-Petition Facility (collectively the “Post-Petition Financing Agreements”) agreements on September 16, 2005. We subsequently borrowed an additional $450 million following the Bankruptcy Court’s entry of final orders with respect to the Post-Petition Financing Agreements in October 2005.
     We continue to have substantial liquidity needs in the operation of our business and face significant challenges due to historically high aircraft fuel prices, low passenger mile yields and other cost pressures.
     Accordingly, we believe that our cash and cash equivalents and short-term investments will be under extreme pressure during the remainder of 2005 and early 2006. Because substantially all of our assets are encumbered, our credit ratings are low, and our Post-Petition Financing Agreements contain restrictions against additional borrowing, we believe we will not be able to obtain any material amount of additional debt financing during our Chapter 11 proceedings.
Our Post-Petition Financing Agreements include financial and other covenants that impose substantial restrictions on our financial and business operations.
     The Post-Petition Financing Agreements include financial covenants that, among other things, require us to (1) maintain unrestricted funds in an amount not less than $750 million through May 31, 2006; $1 billion at all times from June 1, 2006 through November 30, 2006; $750 million at all times from December 1, 2006 through February 28, 2007; and $1 billion at all times thereafter (the “Liquidity Covenant”) and (2) achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined). For additional information about our financial covenants, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
     Our ability to comply with the EBITDAR covenant depends on our ability to achieve the targeted benefits of our expanded transformation plan in certain timeframes. If we are unable to achieve the targeted benefits that are contemplated in our expanded transformation plan, we may not be able to comply with our EBITDAR covenant.
     In addition, our Post-Petition Financing Agreements also restrict our ability to, among other things, incur or secure additional indebtedness, make investments, sell assets and pay dividends or repurchase stock. The Post-Petition Financing Agreements contain events of default customary for debtor-in-possession financings of this type, including cross defaults to each other and certain change of control events. If we fail to comply with the covenants in the Post-Petition Financing Agreements and are unable to obtain a waiver or amendment, the lenders could declare outstanding borrowings under these agreements immediately due and payable.
We have experienced significant losses in recent years, which have had a material adverse effect on our financial condition. The implementation of our expanded transformation plan requires that we make significant changes to our business.
     We recorded an unaudited consolidated net loss of $2.6 billion for the nine months ended September 30, 2005. During the four years ended December 31, 2004, we reported an aggregate consolidated net loss of approximately $8.5 billion. As reflected by our Chapter 11 filing, these losses are not sustainable.
     During the last several years, we implemented profit improvement initiatives, which became the basis for our transformation plan announced in late 2004 to address the conditions that led to these losses. Our transformation plan has a goal of providing us with approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), primarily through cost reductions. We are on track to obtain the full $5 billion in benefits by the end of 2006. As of September 30, 2005, we had implemented initiatives intended to achieve approximately 90% of these benefits.
     The benefits we are realizing under our initial transformation plan are, however, being outpaced and masked by historically high aircraft fuel prices. We continue to operate in a weak pricing environment, which limits our ability to increase fares to offset these high fuel costs. Accordingly, we must make additional substantial changes in our business to further reduce our cost structure and increase our revenues in order to maintain adequate liquidity and achieve long-term viability. In the context of our Chapter 11 proceedings, we are expanding our transformation plan to target the delivery of an additional $3 billion in annual benefits by the end of 2007.
     We cannot assure you that the anticipated benefits of our expanded transformation plan will be achieved or that if they are achieved that they will be adequate for us to maintain financial viability. In addition, our expanded transformation plan involves significant change to our business. We cannot assure you that we will be successful in implementing the plan or that key elements, such as employee job reductions, will not have an adverse impact on our business and results of operations, particularly in the near term.
Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs will continue to materially adversely affect our operating results. Likewise, significant disruptions in the supply of aircraft fuel would materially adversely affect our operations and operating results.
     Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices increased substantially in 2004 and the first nine months of 2005. In 2004, our average fuel price per gallon rose 42% to approximately $1.16 as compared to an average price of 81.78¢ in 2003. Our fuel costs represented 16%, 13% and 11% of our operating expenses in 2004, 2003 and 2002, respectively. During the nine months ended September 30, 2005, aircraft fuel prices continued to increase and remained at historically high levels. Our average fuel price per gallon for the nine months ended September 30, 2005, was $1.62, a 51% increase compared to the nine months ended September 30, 2004. Our fuel costs represented 23% and 16% of our operating expenses during the nine months ended September 30, 2005, and 2004, respectively.
     During the months of September and October, 2005, our fuel costs and supplies were negatively impacted by the two hurricanes, Katrina and Rita, that struck the Gulf Coast region of the United States. These storms interfered with the operations of production facilities and refineries located in Louisiana and Texas. As a result, our fuel costs have significantly increased further, primarily from drastically increased costs of refining crude oil into jet fuel.
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
     Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, natural disasters and other unpredictable events may result in additional fuel supply shortages and fuel price increases in the future.
Employee strikes and other labor-related disruptions may adversely affect our operations.
     Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. Approximately 17% of our workforce is unionized. Strikes or labor disputes with our and our affiliates’ unionized employees may adversely affect our ability to conduct our business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (“RLA”), which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Our collective bargaining agreement with ALPA becomes amendable on December 31, 2009. The RLA generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.
     One of the components of our expanded transformation plan requires that we achieve $325 million in annual pilot labor cost reductions. Because to date we have been unable to negotiate a consensual agreement to achieve such cost reductions with ALPA, we filed a motion under Section 1113(c) of the Bankruptcy Code to reject our collective bargaining agreement with ALPA. We intend to continue to negotiate with ALPA to seek a consensual agreement in order to achieve these cost reductions. If we are unable to reach an agreement with ALPA, the Bankruptcy Court will determine if we can reject the collective bargaining agreement. If the Bankruptcy Court permits us to reject the collective bargaining agreement, ALPA may seek to initiate a strike or other forms of work disruptions, which we believe would not be permitted under the RLA. However, we cannot predict the outcome of any effort to obtain court relief to prevent or stop a strike or other forms of work disruptions. In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the RLA and the Bankruptcy Code.
Our defined benefit pension plan funding requirements are significant, are affected by factors beyond our control and could have a material adverse impact on our liquidity.
     Our funding obligations for certain of our DB plans are governed by ERISA.

During the nine months ended September 30, 2005, we contributed approximately $325 million to our DB Plans. Estimates of future funding requirements under the DB Plans are based on various assumptions. These assumptions include, among other things, the actual and projected market performance of assets of the DB Plans; future long-term corporate bond yields; statutory requirements; the terms of the DB Plans; and demographic data for participants in the DB Plans, including the number of participants, their salaries and the rate of participant attrition.
     Assuming current funding rules, we estimate that the funding requirements under our DB Plans for 2006, 2007 and 2008 will aggregate approximately $3.4 billion. Substantially all of this amount relates to benefits earned prior to the Petition Date. We believe we are not required to fund such pre-petition amounts while operating under Chapter 11.
     We currently cannot predict whether our DB Plans will continue upon emergence from Chapter 11. If they do continue, we may be required to fully fund required contributions at that date, including contributions related to benefits earned prior to our Petition Date.
     For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Our credit ratings have been substantially lowered and we believe we will not be able to obtain any material amount of additional debt financing.
     In recent years, we have relied heavily on our ability to access the capital markets to finance our business and operations. Since September 11, 2001, our senior unsecured long-term debt ratings have been lowered to C by Moody’s Investors Service, Inc., D by Standard & Poor’s Rating Services and C by Fitch Ratings. Moody’s has stated that their ratings outlook for our senior unsecured debt is negative. Our credit ratings may be lowered further or withdrawn. Because of our credit ratings and other factors, we believe we will not be able to obtain any material amount of additional debt financing during our Chapter 11 proceedings.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     Our business is heavily dependent on our operations at the Hartsfield-Jackson Atlanta International Airport (“Atlanta Airport”) and at our other hub airports in Cincinnati and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta Airport or at one of our other hubs could have a serious impact on our business, financial condition and results of operations.
We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.
     We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in check-in kiosks, Delta Direct phone banks and related initiatives across the system. The performance and reliability of our technology are critical to our ability to attract and retain customers and our ability to compete effectively. In this challenging business environment, particularly during our Chapter 11 proceedings, we may not be able to continue to make sufficient capital investments in our technology infrastructure to deliver these expected benefits.
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
     We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our deteriorating financial performance, along with our Chapter 11 proceedings, creates uncertainty that has led to unwanted attrition. We are at risk of losing management talent critical to the successful transformation and ongoing operation of our business. If we were to continue to experience a substantial turnover in our leadership and other key employees, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.
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
     As a result of our Chapter 11 filing, most attempts to collect, secure or enforce remedies with respect to pre-petition claims against us are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code and certain liabilities could be discharged in the Chapter 11 proceedings. While we cannot reasonably estimate the potential loss for certain of our legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify damages being sought, if the outcome of any significant litigation is adverse to us and such proceedings are not discharged in our Chapter 11 proceedings, our financial condition and operating results could be materially adversely impacted.
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
     Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $8.4 billion as of September 30, 2005. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”) during or as a result of our Chapter 11 proceedings.
Risk Factors Relating to the Airline Industry
Bankruptcies and other restructuring efforts by our competitors put us at a competitive disadvantage.
     Prior to our filing for reorganization under Chapter 11 of the Bankruptcy Code, several other air carriers, including United Airlines, the second largest U.S. air carrier, and US Airways, the seventh largest U.S. air carrier, utilized this process to reduce their operating costs by reducing labor costs, including through renegotiating collective bargaining agreements, terminating pension plans, and restructuring lease and debt obligations. Additionally, American Airlines restructured certain labor costs and lowered its operating cost base. These reorganizations and restructurings enabled these competitors to significantly lower their operating costs in the last few years. These actions placed us at a serious competitive disadvantage because our unit costs went from being among the lowest of the hub-and-spoke carriers in 2002 to among the highest in 2004. While we believe that the benefits from our expanded transformation plan, will contribute to a significant reduction of our unit costs, our cost structure will still be higher than that of low-cost carriers.
The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.
     Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and permanent changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices have increased significantly during the last several years and have been at historically high levels for an extended period during 2005. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will persist and will continue to adversely impact our operations and profitability.
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
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through December 31, 2005. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses and may not be obtainable at all, resulting in an interruption to our operations.
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
     For the nine months ended September 30, 2005, aircraft fuel expense accounted for 23% of our total operating expenses. Our aircraft fuel expense rose 55%, or $1.1 billion, for the nine months ended September 2005 compared to the same period a year ago, with approximately $1.0 billion of the increase resulting from higher fuel prices. The average fuel price per gallon increased 51% to $1.62 and total gallons consumed increased 2%. Fuel prices continue to be at historically high levels.
     We project that our aircraft fuel consumption will be approximately 558 million gallons for the three months ending December 31, 2005. Based on our assumed average jet fuel price per gallon of $2.14 for that period, a 10% rise in that jet fuel price would increase our aircraft fuel expense by approximately $119 million for the three months ending December 31, 2005. We have no hedges or contractual arrangements in place that would reduce our jet fuel costs below market prices, and the forward curve for crude oil currently implies that aircraft fuel prices will remain at historically high levels beyond the near term.
     For additional information regarding our other exposures to market risks, see “Market Risks Associated with Financial Instruments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Notes 2, 3 and 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Item 4. Controls and Procedures
     (a) Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Except as set forth below, during the three months ended September 30, 2005, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As discussed above, on September 14, 2005, we and substantially all our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Chapter 11 proceedings have had a significant impact on our business processes and related internal controls over financial reporting to ensure the proper separation and payment of pre-petition and post-petition obligations, and to prepare consolidated financial statements reflecting the changes brought about as a result of the Chapter 11 proceedings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
Atlanta, Georgia
We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (Debtor and Debtor-in-Possession) and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareowner accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the condensed consolidated interim financial statements and Note 1 to the annual financial statements for the year ended December 31, 2004 (not presented herein), certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2 to the condensed consolidated interim financial statements and Note 1 to the annual financial statements for the year ended December 31, 2004 (not presented herein).
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 10, 2005

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Chapter 11 Proceedings
     As discussed above, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-PCB.” The debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.
Multidistrict Pilot Retirement Plan Litigation
     On May 19, 2005, the plaintiffs, Delta and the Delta Pilots Retirement Plan (“Plan”) entered into an agreement to settle this litigation on a class action basis which resolves all claims. Under the terms of the proposed settlement, Delta and the Plan would pay to a settlement fund a total of $16 million, of which Delta believes up to $15.5 million would be paid from the Plan. In addition, upon exhaustion of all rights to challenge the court’s final approval of the settlement, Delta would issue warrants to purchase 1 million shares of Delta common stock to certain members of the plaintiff class. The warrants would be exercisable upon grant and expire five years thereafter. The total number of warrants would be divided into four series, with the first series having an exercise price equal to $2.96 (the average of the last reported sales price of the common stock on the New York Stock Exchange Composite Tape for the five consecutive trading days immediately preceding May 19, 2005, rounded up to the nearest whole cent); and the second, third and fourth series having an exercise price of $5.46, $7.96 and $10.46, respectively. The district court has approved the settlement.
     For additional information about this litigation, see “Item 3. Legal Proceedings – Multidistrict Pilot Retirement Plan Litigation” in our Form 10-K.
Item 3. Defaults Upon Senior Securities
     As the result of our filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, we are in default on substantially all of our debt obligations other than our post-petition financings. The aggregate amount in default at September 30, 2005, totaled approximately $11.7 billion.
Item 6. Exhibits
(a) Exhibits
10.1	Secured Super-Priority Debtor in Possession Credit Agreement dated as of September 16, 2005 among Delta Air Lines, Inc., a Debtor and Debtor in Possession, as Borrower, the other Credit Parties signatory thereto, each Debtor and Debtor in Possession, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Lender (“Secured Super-Priority Debtor-in-Possession Credit Agreement”).

10.2	Amendment No. 1 to Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of October 7, 2005

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
By: /s/ Edward H. Bastian
Edward H. Bastian
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 10, 2005

Exhibit Index

Exhibit No.	Description
10.1	Secured Super-Priority Debtor in Possession Credit Agreement dated as of September 16, 2005 among Delta Air Lines, Inc., a Debtor and Debtor in Possession, as Borrower, the other Credit Parties signatory thereto, each Debtor and Debtor in Possession, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Lender (“Secured Super-Priority Debtor-in-Possession Credit Agreement”).

10.2	Amendment No. 1 to Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of October 7, 2005.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.