Form 10-K
period 2005-12-31
DELTA AIR LINES INC /DE/
filed 2006-03-27
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5424
DELTA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0218548

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 20706
Atlanta, Georgia	30320-6001

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     (404) 715-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights
8 1/8 % Notes Due July 1, 2039
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           No  X
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes           No  X
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                 [X]
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer           Accelerated filer  X      Non-accelerated filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No  X
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $590 million.
      On February 28, 2006, there were outstanding 197,333,930 shares of the registrant’s common stock.
      This document is also available on our website at http://investor.delta.com/edgar.cfm.
Documents Incorporated By Reference
      Part III of this Form 10-K will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

(i)

(ii)

Forward-Looking Information
      Statements in this Form 10-K (or otherwise made by us or on our behalf) which are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Risk Factors Relating to Delta” and “Risk Factors Relating to the Airline Industry” in “Item 1A. Risk Factors” of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.
Other Information
      On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we propose and that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities or securities. In addition, trading of our common stock on the New York Stock Exchange was suspended on October 13, 2005, and our common stock was delisted from the New York Stock Exchange on November 30, 2005. Additional information about our Chapter 11 filing is available on the Internet at www.delta.com/restructure. Bankruptcy Court filings and claims information are available at www.deltadocket.com.
      Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.
PART I

ITEM 1.	BUSINESS
General Description
      We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States and around the world. As of December 31, 2005, we (including our wholly-owned subsidiary, Comair, Inc. (“Comair”)), served 144 domestic cities in 47 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as well as 59 cities in 41 foreign countries. With our domestic and international codeshare partners, our route network covers 228 domestic cities in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and 197 cities in 87 foreign countries. We are managed as a single business unit.
      For the years ended December 31, 2005, 2004 and 2003, passenger revenues accounted for 90%, 91% and 91% of our consolidated operating revenues, respectively, and cargo revenues and other sources accounted for 10%, 9% and 9% of our consolidated operating revenues, respectively. In 2005, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 80%, 14%, 5% and 1%, respectively, of our consolidated operating revenues. In 2004, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 81%, 14%, 4% and 1%, respectively, of our consolidated operating revenues. In 2003, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 83%, 12%, 4% and 1%, respectively, of our consolidated operating revenues.

      We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia (the “Atlanta Airport”). Our telephone number is (404) 715-2600, and our Internet address is www.delta.com.
      See “— Risk Factors Relating to Delta” and “— Risk Factors Relating to the Airline Industry” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for additional discussion of trends and factors affecting us and our industry.
Airline Operations
      An important characteristic of our route network is the hub system we operate at airports in Atlanta, Cincinnati, New York — John F. Kennedy International Airport (“JFK”) and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. Our hub system also provides passengers with access to our principal international gateways in Atlanta and JFK.
      We are strengthening our domestic hubs and growing our international schedules. As of December 1, 2005 we reduced capacity by approximately 25% at Cincinnati, with the intention of increasing the percentage of local Cincinnati traffic from approximately 35% to nearly 50%. To respond to increased demand for service to emerging business and leisure destinations, we are increasing international capacity by approximately 25% by the summer of 2006 in comparison to our schedule in the summer of 2005, with a focus on routes to Europe, Latin America and the Caribbean. For example, we, along with our contract carriers on certain routes, have added or announced plans to add more than 50 new international routes in the last year, including over 20 since November 2005. In 2006, service will be added to new destinations in countries such as Denmark, Ecuador, Germany, Honduras, Hungary, Israel, Jamaica, Mexico, Ukraine, and United Kingdom, some of which service is subject to government approval.
      In addition, we announced in October 2005 that Song’s service will merge into Delta’s in May 2006. Song® was started in April 2003 as a low-fare operation primarily offering flights between cities in the Northeastern United States, Los Angeles, Las Vegas and Florida leisure destinations. We plan to add 26 First Class seats to each of the 48 B757-200 aircraft now operating in Song’s service; convert an additional 50 or more Mainline aircraft to two-class service; and expand personal digital in-flight entertainment system to the converted aircraft. Our plan is to grow this service, referred to as Song service, to all transcontinental Mainline routes beginning in the fall of 2006 and all routes over 1,750 miles by the end of 2007.
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
      Our international codesharing agreements enable us to market and sell seats to an expanded number of international destinations. Under international codesharing arrangements, we and the foreign carriers publish our respective airline designator codes on a single flight operation, thereby allowing us and the foreign carrier to offer joint service with one aircraft rather than operating separate services with two aircraft. These arrangements typically allow us to sell seats on the foreign carrier’s aircraft that are marketed under our “DL” designator code and permit the foreign airline to sell seats on our aircraft that are marketed under the foreign carrier’s two-letter designator code. We have international codeshare arrangements in effect with Aerolitoral, Aeromexico, Air France (and certain of Air France’s affiliated carriers operating flights beyond Paris), Air Jamaica, Alitalia, Avianca, China Airlines, China Southern, CSA Czech Airlines, El Al Israel Airlines, Korean Air, Royal Air Maroc and South African Airways.
      Delta, Aeromexico, Air France, Alitalia, Continental, CSA Czech Airlines, KLM Royal Dutch Airlines (“KLM”), Korean Air and Northwest are members of the SkyTeam international airline alliance. One goal of SkyTeam is to link the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations. In 2002, we, Air France, Alitalia, CSA Czech Airlines and Korean Air received limited antitrust immunity from the U.S. Department of Transportation (“DOT”). The grant of antitrust immunity enables us and our immunized partners to offer a more integrated route network, and develop common sales, marketing and discount programs for customers. In December 2005, the DOT denied our application for six-way transatlantic antitrust immunity to add Northwest and KLM to the antitrust immunity we have with Air France, Alitalia, and CSA Czech Airlines.

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
      We have contractual arrangements with seven regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” designator code. Our wholly-owned subsidiary, Comair, operates all of its flights under our code. Atlantic Southeast Airlines, Inc. (“ASA”), which we sold to SkyWest Holdings, Inc. (“SkyWest”) in September 2005, continues to operate all of its flights under our code. In addition, we have agreements with the following regional carriers that operate some of their flights using our code: SkyWest Airlines, Inc. (“SkyWest Airlines”), a subsidiary of SkyWest; Chautauqua Airlines, Inc. (“Chautauqua”), a subsidiary of Republic Airways Holdings, Inc. (“Republic Holdings”); Shuttle America Corporation (“Shuttle America”), a subsidiary of Republic Holdings; Freedom Airlines, Inc. (“Freedom”), a subsidiary of Mesa Air Group, Inc.; and American Eagle Airlines, Inc. (“Eagle”).
      We generally pay ASA, SkyWest Airlines, Chautauqua, Shuttle America and Freedom amounts, as defined in their respective contract carrier agreements, which are based on a determination of their respective cost of operating those flights and other factors intended to approximate market rates for those services. Our arrangement with Eagle, which is limited to certain flights operated to and from the Los Angeles International Airport, as well as a portion of the flights operated using our code by SkyWest Airlines, are structured as revenue proration agreements. These prorate arrangements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. For additional information regarding our contract carrier agreements, see Note 10 of the Notes to the Consolidated Financial Statements.

Delta Shuttle
      The Delta Shuttle is our high frequency service targeted to Northeast business travelers. It provides nonstop, hourly service on business days between New York — LaGuardia Airport (“LaGuardia”) and both Boston — Logan International Airport (“Logan”) and Washington, D.C. — Ronald Reagan National Airport (“National”).

Domestic Alliances
      We have entered into marketing alliances with (1) Continental and Northwest (including regional carriers affiliated with each) and (2) Alaska Airlines and Horizon Air Industries, both of which include mutual codesharing and reciprocal frequent flyer and airport lounge access arrangements. These marketing relationships are designed to permit the carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the carriers’ route networks. Currently, Delta, Continental and Northwest are allowed to codeshare on a combined 5,200 flights.
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
      Authority to operate international routes and international codesharing arrangements is regulated by the DOT and by the governments of the foreign countries involved. International route awards are also subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.
      The Transportation Security Administration and U.S. Customs and Border Protection, divisions of the Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports and international passenger prescreening prior to entry into or departure from the United States.
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
      In January 2005, we announced the expansion of our SimpliFares® initiative throughout the 48 contiguous United States. An important part of our transformation plan, SimpliFares is a fundamental change in our domestic pricing structure which is intended to better meet customer needs; to simplify our business; and to help us achieve a lower cost structure. Under SimpliFares, we lowered unrestricted fares on some routes by as much as 50%; reduced the number of fare categories; implemented a fare cap that we have adjusted because of high fuel prices; and eliminated the Saturday-night stay requirement that existed for certain fares. While SimpliFares has initially had a negative impact on our operating results, which may continue for some period, we believe it will provide net benefits to us over the longer term by stimulating traffic; improving productivity by simplifying our product; and increasing customer usage of delta.com, our lowest cost distribution channel.
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
Competition
      We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and existing carriers, many of which have lower costs than we do and provide service at low fares to destinations served by us. We also compete with all-cargo carriers, charter airlines, regional jet operators and, particularly on our shorter routes, surface transportation. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others) and the oneworld alliance (among American Airlines, British Airways and others), have significantly increased competition in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation such as transatlantic services to and beyond European cities through alliances with international carriers.
      The continuing growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the United States has placed significant competitive pressure on us and other network carriers. In addition, other hub-and-spoke carriers such as US Airways and United Airlines have reduced their costs through Chapter 11 reorganization. Our ability to compete effectively with low-cost carriers, restructured carriers and other airlines depends, in significant part, on our ability to achieve a cost structure that is competitive with those carriers.
      We regularly monitor competitive developments in the airline industry and evaluate our strategic alternatives. These strategic alternatives include, among other things, internal growth, codesharing arrangements, marketing alliances, joint ventures, and mergers and acquisitions. Our evaluations involve internal analysis and, where appropriate, discussions with third parties.
      In 2005, based on our ongoing strategic review of our business, we announced improvements to our business plan designed to strengthen our ability to compete with our most direct competitors, which are primarily either newer carriers or recently reorganized carriers that have low-cost structures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Business Plan” in Item 7 for additional information about our business plan.
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
Fuel
      Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2003-2005.

	Gallons			Percentage of
	Consumed	Cost(1)	Average Price	Total Operating
Year	(Millions)	(Millions)	Per Gallon(1)	Expenses

2005	2,492	$4,271	171.44¢	23%
2004	2,527	2,924	115.70	16
2003	2,370	1,938	81.78	13

(1)	Net of fuel hedge gains under our fuel hedging program of $105 million and $152 million for 2004 and 2003, respectively.
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
      While we had no fuel hedge contracts in place during 2005, we periodically enter into heating and crude oil derivative contracts to attempt to reduce our exposure to changes in fuel prices. Information regarding our fuel hedging program, and Bankruptcy Court and Creditors Committee approvals for fuel hedging, is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments — Aircraft Fuel Price Risk” in Item 7 and in Notes 5 and 6 of the Notes to the Consolidated Financial Statements. There can be no assurance that fuel hedging transactions can be completed at levels authorized by the Bankruptcy Court or Creditors Committee.
      Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, natural disasters and other unpredictable events may result in fuel supply shortages and fuel price increases in the future.
Employee Matters

Railway Labor Act
      Our relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (“NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into a collective bargaining agreement with the employer.
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

Collective Bargaining
      At December 31, 2005, we had a total of approximately 55,700 full-time equivalent employees. Approximately 17% of these employees are represented by unions. The following table presents certain information concerning the union representation of our domestic employees.

	Approximate		Amendable Date
	Number of		of Collective
	Employees		Bargaining
Employee Group	Represented	Union	Agreement

Delta Pilots	5,930	Air Line Pilots Association, International	December 31, 2009

Delta Flight Superintendents	170	Professional Airline Flight Control Association	January 1, 2010

Comair Pilots	1,810	Air Line Pilots Association, International	May 21, 2007

Comair Maintenance Employees	550	International Association of Machinists and Aerospace Workers	May 31, 2009

Comair Flight Attendants	1,080	International Brotherhood of Teamsters	July 19, 2008

      We have been and continue to be in negotiations with the Air Line Pilots Association, International (“ALPA”), the collective bargaining representative of Delta’s pilots, to reduce our pilot labor costs as required under our business plan. Because we were not able to reach a consensual agreement with ALPA, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject our collective bargaining agreement with ALPA. In December 2005, we reached an interim agreement with ALPA, which was approved by the Bankruptcy Court and ratified by Delta’s pilots. The interim agreement provides, among other things, for a reduction in (1) hourly pilot wage rates of 14% and (2) other pilot pay and cost items equivalent to approximately an additional 1% hourly wage reduction. These reductions became effective December 15, 2005, and remain in effect until the earlier of (1) our entering into a comprehensive agreement with ALPA on changes to the pilot collective bargaining agreement; or (2) the time that the neutral panel described below issues its final order as to whether Delta is authorized to reject the pilot collective bargaining agreement under the legal standards of Section 1113 of the Bankruptcy Code.
      The interim agreement provides that Delta and ALPA will seek to negotiate a tentative comprehensive agreement, and establishes the following time limits for reaching that agreement (“March 2006 time limits”): (1) March 1, 2006, for the parties’ negotiating committees to reach a tentative agreement; (2) March 8, 2006, for approval by the ALPA Master Executive Council; and (3) March 22, 2006, for pilot ratification. Because the first of the March 2006 time limits was not met, pursuant to our interim agreement with ALPA, the matter at issue in Delta’s Section 1113 motion has been submitted to a mutually agreed upon, neutral panel of three experts in airline labor matters for a binding decision on that issue. The interim agreement provides that the panel’s decision must be issued no later than 45 days after the failure to meet the applicable March 2006 time limit, which is April 15, 2006. We cannot predict the outcome of the neutral panel’s decision as to whether or not we would be authorized to reject the collective bargaining agreement.

      Comair has reached agreements with ALPA, which represents Comair’s pilots, and with the International Association of Machinists and Aerospace Workers (“IAM”), which represents Comair’s maintenance employees, to reduce the labor costs of both of these employee groups. These agreements are, however, conditioned on Comair’s obtaining a specified level of labor cost reductions under its collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), representing Comair’s flight attendants. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject Comair’s collective bargaining agreement with the IBT. This motion is scheduled for hearing in the Bankruptcy Court on March 27, 2006.
      See Note 10 of the Notes to the Consolidated Financial Statements for additional information about these subjects.
      Labor unions periodically engage in organizing efforts to represent various groups of employees of Delta and Comair who are not represented for collective bargaining purposes. The timing and outcome of these organizing efforts cannot presently be determined.
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
      On December 1, 2003, the FAA published a Notice of Proposed Rulemaking (“NPRM”) to adopt the International Civil Aviation Organization’s (“ICAO”) Chapter 4 noise standard, which is known as the Stage 4 standard in the United States. This standard would require that all new commercial jet aircraft designs certificated on or after January 1, 2006 be at least ten decibels quieter than the existing Stage 3 noise standard requires. This new standard would not apply to existing aircraft or to the continued production of aircraft types already certificated. Comments on the NPRM were filed by various parties on March 1, 2004. All new aircraft that we have on order will meet the proposed Stage 4 standard. Accordingly, the proposed rule is not expected to have any significant impact on us, and we and the U.S. airline industry generally supported the adoption of the NPRM. The FAA has not yet taken final action.
      The U.S. Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions. Our aircraft comply with the applicable EPA standards. On November 17, 2005, the EPA issued a final rule adopting emissions control standards for aircraft engines previously adopted by the ICAO. These standards apply to newly designed engines certified after December 31, 2003, and align the U.S. aircraft engine emission standards with existing international standards. The rule, as adopted, is not expected to have a material impact on us. However, a group of state and local air regulators have filed a petition for review in the Court of Appeals for the District of Columbia Circuit challenging the rule on a number of grounds. We support the rule as adopted and are monitoring these proceedings in the Circuit Court.
      In December 2004, Miami-Dade County filed a lawsuit in Florida Circuit Court against us, seeking injunctive relief and alleging responsibility for past and future environmental cleanup costs and civil penalties for environmental conditions at Miami International Airport. This lawsuit is related to several other actions filed by the County against other parties to recover environmental remediation costs incurred at the airport. This lawsuit is currently stayed as a result of our Chapter 11 proceedings. If the stay is lifted, we plan to vigorously defend this lawsuit. An adverse decision in this case could result in substantial damages against us. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the resolution of this matter will not have a material adverse effect on our Consolidated Financial Statements.
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
Frequent Flyer Program
      We have a frequent flyer program, the SkyMiles® program, offering incentives to increase travel on Delta. This program allows participants to earn mileage for travel awards by flying on Delta, Delta Connection carriers and participating airlines. Mileage credit may also be earned by using certain services offered by program partners such as credit card companies, hotels, car rental agencies, telecommunication services and internet services. In addition, individuals and companies may purchase mileage credits. We reserve the right to terminate the program with six months advance notice, and to change the program’s terms and conditions at any time without notice.
      Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airline partners, for membership in our Crown Room Club and for other program partner awards. Travel awards are subject to certain transfer restrictions and capacity-controlled seating. In some cases, blackout dates may apply. Miles will not expire as long as, at least once every three years, the participant (1) takes a qualifying flight on Delta or a Delta Connection carrier; (2) earns miles through one of our program partners; or (3) redeems miles for any program award.
      We record a liability for the estimated incremental cost of flight awards which are earned under our SkyMiles frequent flyer program and expected to be redeemed for travel on Delta or other airline partners. Our incremental costs include (1) our system average cost per passenger for fuel, food and other direct passenger costs for awards to be redeemed on Delta and (2) contractual costs for awards to be redeemed on partner airlines. The liability is recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. We periodically record adjustments to this liability in other operating expenses on our Consolidated Statements of Operations based on awards earned, awards redeemed, changes in our estimated incremental costs and changes to the SkyMiles program.
      At December 31, 2005, 2004 and 2003, we had recorded a liability of $291 million, $211 million and $229 million, respectively, for expected redemptions of 7 million, 6 million and 10 million travel awards, respectively.
      Frequent flyer program participants redeemed 3.3 million, 2.9 million, and 2.8 million round-trip award tickets on Delta or any of our partner airlines in 2005, 2004 and 2003, respectively. Approximately 9%, 8% and 9% of our total revenue passenger miles were flown by participants using award tickets in 2005, 2004 and 2003, respectively. We believe that the relatively low percentage of passenger miles flown by SkyMile members traveling on program awards and the restrictions applied to travel awards minimize the displacement of revenue passengers.
Civil Reserve Air Fleet Program
      We participate in the Civil Reserve Air Fleet (“CRAF”) program, which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF program, during the period

October 1, 2005 through September 30, 2006, a portion of our international range aircraft. As of December 31, 2005, the following numbers of our aircraft are available for CRAF activation:

		Number of
		International
		Passenger	Number of	Total
	Description of Event	Aircraft	Aeromedical	Aircraft
Stage	Leading to Activation	Allocated	Aircraft Allocated	by Stage

I	Minor Crisis	7	Not Applicable	7
II	Major Theater Conflict	14	7	21
III	Total National Mobilization	35	44	79

      The CRAF program has only been activated twice, both times at the Stage I level, since it was created in 1951.
Additional Information
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

ITEM 1A.	RISK FACTORS
Risk Factors Relating to Delta

We filed for reorganization under Chapter 11 of the Bankruptcy Code on September 14, 2005 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.
      For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	our ability to maintain contracts that are critical to our operations; and

•	risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.
      These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our sales of tickets and the relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.
      Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about our ability to continue as a going concern.

Employee strikes and other labor-related disruptions may adversely affect our operations.
      Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. Approximately 17% of our workforce is unionized. Strikes or labor disputes with our and our affiliates’ unionized employees may adversely affect our ability to conduct our business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.
      We have been and continue to be in negotiations with ALPA to reduce our pilot labor costs as required under our business plan. Because we were not able to reach a consensual agreement with ALPA, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject our collective bargaining agreement with ALPA. In December 2005, we reached an interim agreement with ALPA, which was approved by the Bankruptcy Court and ratified by Delta’s pilots. The interim agreement provides, among other things, for a reduction in (1) hourly pilot wage rates of 14% and (2) other pilot pay and cost items equivalent to approximately an additional 1% hourly wage reduction. These reductions became effective December 15, 2005, and remain in effect until the earlier of (1) our entering into a comprehensive agreement with ALPA on changes to the pilot collective bargaining agreement; or (2) the time that the neutral panel described below issues its final order as to whether Delta is authorized to reject the pilot collective bargaining agreement under the legal standards of Section 1113.
      The interim agreement provides that Delta and ALPA will seek to negotiate a tentative comprehensive agreement, and establishes the March 2006 time limits: (1) March 1, 2006, for the parties’ negotiating committees to reach a tentative agreement; (2) March 8, 2006, for approval by the ALPA Master Executive Council; and (3) March 22, 2006, for pilot ratification. Because the first of the March 2006 time limits was not met, pursuant to our interim agreement with ALPA, the matter at issue in Delta’s Section 1113 motion has been submitted to a mutually agreed upon, neutral panel of three experts in airline labor matters for a binding decision on that issue. The interim agreement provides that the panel’s decision must be issued no later than 45 days after the failure to meet the applicable March 2006 time limit, which is April 15, 2006. We cannot predict the outcome of the neutral panel’s decision as to whether or not we would be authorized to reject the collective bargaining agreement.
      If the neutral panel determines that we are authorized to reject the collective bargaining agreement, ALPA has threatened to initiate a strike, which we believe should not be permitted under the Railway Labor Act. However, we cannot predict the outcome of any effort we might undertake to obtain court relief to prevent or stop a strike or other forms of work disruption. A strike or other form of significant work disruption by ALPA would likely have a material negative impact on our ability to continue operating our business and would trigger an event of default under our Post-Petition Financing Agreements if all or substantially all of our flight and other operations are suspended for longer than two days. As a result, we could be required to cease operations permanently.
      In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act and the Bankruptcy Code.

We have substantial liquidity needs and face significant liquidity pressure.
      At December 31, 2005, our cash and cash equivalents and short-term investments were $2.0 billion. This amount reflects the net proceeds from our sale of ASA to SkyWest and the net proceeds from our borrowings under our post-petition financing agreements (“Post-Petition Financing Agreements”), which consist of a Secured Super-Priority Debtor-in-Possession Credit Facility from a syndicate of lenders (the “DIP Credit Facility”) and a modification agreement with American Express Travel Related Services

Company, Inc. (“Amex”) and American Express Bank, F.S.B. that modified existing agreements with Amex under which Amex purchases SkyMiles from us (the “Amex Post-Petition Facility”).
      We have substantial liquidity needs in the operation of our business and face significant liquidity challenges due to historically high aircraft fuel prices, low passenger mile yields, credit card processor holdbacks and cash reserves and other cost pressures. Accordingly, we believe that our cash and cash equivalents and short-term investments will remain under pressure during 2006 and thereafter. Because substantially all of our assets are encumbered and our Post-Petition Financing Agreements contain restrictions against additional borrowing, we believe we will not be able to obtain any material amount of additional debt financing during our Chapter 11 proceedings.

Our Post-Petition Financing Agreements include financial and other covenants that impose substantial restrictions on our financial and business operations.
      The Post-Petition Financing Agreements include financial covenants that, among other things, require us to (1) maintain unrestricted funds in an amount not less than $750 million through May 31, 2006; $1 billion at all times from June 1, 2006 through November 30, 2006; $750 million at all times from December 1, 2006 through February 28, 2007; and $1 billion at all times thereafter and (2) achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined). For additional information about our financial covenants, see Note 8 of the Notes to the Consolidated Financial Statements.
      Our ability to comply with the EBITDAR covenant depends on our ability to achieve the targeted benefits of our business plan in certain timeframes. If we are unable to achieve the targeted benefits that are contemplated in our business plan, we may not be able to comply with our EBITDAR covenant.
      In addition, our Post-Petition Financing Agreements restrict our ability to, among other things, incur or secure additional indebtedness, make investments, sell assets, pay dividends or repurchase stock. If we fail to comply with the covenants in the Post-Petition Financing Agreements and are unable to obtain a waiver or amendment, an event of default would result under the Post-Petition Financing Agreements.
      The Post-Petition Financing Agreements contain other events of default customary for debtor-in-possession financings of this type, including cross defaults to each other and certain change of control events. Additionally, the suspension of all or substantially all of our flight and other operations for longer than two days would, in most circumstances, including as the result of our inability to operate because of a strike by our pilots, be an event of default. If an event of default were to occur, the lenders could declare outstanding borrowings under these agreements immediately due and payable. As a result, we could be required to cease operations permanently.

We have experienced significant losses in recent years, which have had a material adverse effect on our financial condition. The implementation of our business plan requires that we make significant changes to our business.
      We recorded a consolidated net loss of $3.8 billion for the year ended December 31, 2005. During the five years ended December 31, 2005, we reported an aggregate consolidated net loss of approximately $12.3 billion. As reflected by our Chapter 11 filing, these losses are not sustainable.
      During the last several years, we implemented profit improvement initiatives, which became the basis for our transformation plan announced in late 2004 to address the conditions that led to these losses. Our transformation plan has a goal of providing us with approximately $5 billion in annual benefits by the end of 2006 (as compared to 2002), primarily through cost reductions. We are on track to obtain the full $5 billion in benefits by the end of 2006. As of December 31, 2005, we had implemented initiatives intended to achieve approximately 90% of these benefits.
      The benefits we are realizing under our transformation plan are, however, being outpaced and masked by historically high aircraft fuel prices. We continue to operate in a weak pricing environment, which limits our ability to increase fares to offset high fuel costs. Accordingly, we must make additional substantial changes in our business to further reduce our cost structure and increase our revenues in order to maintain adequate liquidity and achieve long-term viability. In the context of our Chapter 11 proceedings, we have adopted a business plan to target the delivery of an additional $3 billion in annual benefits by the end of 2007.

      We cannot assure you that we will achieve the targeted benefits under our business plan or that these benefits, even if achieved, will be adequate for us to maintain financial viability. In addition, our business plan involves significant change to our business. We cannot assure you that we will be successful in implementing the plan. In addition, the implementation of key elements of the plan, such as employee job reductions, may have an adverse impact on our business and results of operations, particularly in the near term. Furthermore, our existing international operations and plans for expansion of our international operations under our business plan could be adversely affected by factors such as reversals or delays in the opening of foreign markets, currency and political risks, taxation and changes in international government regulation of our operations, including the ability to obtain or retain needed route authorities and/or slots.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs will continue to materially adversely affect our operating results. Likewise, significant disruptions in the supply of aircraft fuel would materially adversely affect our operations and operating results.
      Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices increased substantially in 2004 and 2005 and remained at historically high levels at the end of 2005. In 2005, our average fuel price per gallon rose 47% to $1.71 as compared to an average price of $1.16 in 2004. In 2004, our average fuel price per gallon rose 42% as compared to an average price of 81.78¢ in 2003. Our fuel costs represented 23%, 16%, and 13% of our operating expenses in 2005, 2004 and 2003, respectively. These increasing costs have had a significant negative effect on our results of operations and financial condition.
      During the months of September and October, 2005, our fuel costs and supplies were negatively impacted by two hurricanes, Katrina and Rita, that struck the Gulf Coast region of the United States. These storms interfered with the operations of production facilities and refineries in Louisiana and Texas. As a result, our fuel costs significantly increased during the latter part of 2005, primarily from drastically increased costs of refining crude oil into jet fuel.
      Our ability to pass along the increased costs of fuel to our customers is limited by the competitive nature of the airline industry. We generally have not been able to increase our fares to fully offset the effect of increased fuel costs in the past and we may not be able to do so in the future.
      In addition, our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel from petroleum refiners under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. To attempt to reduce our exposure to changes in fuel prices, we periodically enter into heating and crude oil derivatives contracts, though we may not be able to successfully manage this exposure. In December 2005, the Bankruptcy Court authorized us to enter into fuel hedging contracts for up to 30% of our monthly estimated fuel consumption, with hedging allowed in excess of that level if we obtained approval of the official committee of unsecured creditors appointed in our Chapter 11 proceedings (the “Creditors Committee”) or the Bankruptcy Court. In February 2006, we received approval from the Creditors Committee to hedge up to 50% of our estimated 2006 aggregate fuel consumption, with no single month exceeding 80% of our estimated fuel consumption. We also agreed that we would not enter into any fuel hedging contracts that extend beyond December 31, 2006 without additional approval from the Creditors Committee or the Bankruptcy Court. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.
      We are currently able to obtain adequate supplies of aircraft fuel, but it is impossible to predict the future availability or price of aircraft fuel. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, and other unpredictable events may result in additional fuel supply shortages and fuel price increases in the future. Additional increases in fuel costs or disruptions in fuel supplies could have additional negative effects on us.

The retirement of a significant number of our pilots prior to their normal retirement age of 60 could require significant contributions to our defined benefit pension plan for pilots, significantly disrupt our operations and negatively impact our revenue.
      Under our defined benefit pension plan for pilots (“Pilot Plan”), Delta pilots who retire can elect to receive 50% of the present value of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% of their accrued pension benefit as an annuity after retirement. In recent years, our pilots have retired prior to their normal retirement age of 60 at greater than historical levels due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if a notice of intent to terminate the Pilot Plan is issued during a restructuring under Chapter 11 of the Bankruptcy Code. While the Pilot Plan is currently prohibited from making the lump sum payments, it is currently projected that the lump sum feature would become available in October 2006 if the Pilot Plan is not subject to termination proceedings prior to that date. If a significant number of pilot early retirements occurs in the near future, the resulting lump sum payments, combined with other factors, could trigger a requirement to make contributions to the Pilot Plan in excess of amounts currently estimated. The amount of any additional contribution depends on factors that are not currently known and, therefore, cannot be reasonably estimated at this time. An additional contribution could have a material adverse impact on our liquidity.
      A significant number of pilot early retirements in the near future could also disrupt our operations and have a material adverse impact on our revenues because there may not be enough pilots to operate certain aircraft types for a period of time, the duration of which cannot be determined. We and ALPA had agreed to certain provisions that helped mitigate the effect of pilot early retirements on our operations over the past eighteen months, but these provisions expired on December 31, 2005. As of January 31, 2006, approximately 1,700 of our 5,900 pilots on the active roster are at or over age 50 and thus were eligible to retire at the beginning of February 2006.

Our defined benefit pension plan funding requirements are significant, are affected by factors beyond our control and could have a material adverse impact on our liquidity.
      Our funding obligations for certain of our defined benefit pension plans (“DB Plans”) are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). During the year ended December 31, 2005, we contributed approximately $325 million to our DB Plans. Estimates of future funding requirements under the DB Plans are based on various assumptions, including legislative changes regarding these obligations. These assumptions include, among other things, the actual and projected market performance of assets of the DB Plans; future long-term corporate bond yields; statutory requirements; the terms of the DB Plans; and demographic data for participants in the DB Plans, including the number of participants, their salaries and the rate of participant attrition.
      Assuming current funding rules and current plan design, we estimate that the funding requirements under our DB Plans for 2006, 2007 and 2008 will aggregate approximately $3.4 billion, absent any liquidity shortfall contribution requirements. Substantially this entire amount relates to benefits earned prior to the Petition Date. We believe we are not required to fund such pre-petition amounts while operating under Chapter 11 of the Bankruptcy Code. As noted below in “Legal Proceedings” in Item 3, DP3 and certain other entities unsuccessfully challenged this position in the Bankruptcy Court and the issue is currently on appeal to the District Court. If we were required to make such pre-petition contributions to the DB Plans, it would have an adverse effect on our liquidity and could result in an earlier resumption of the Pilot Plan making the lump sum payments to retiring pilots, which, as described above, could cause disruption in our operations and have a material effect on our revenues. If our DB Plans continue after we emerge from Chapter 11, we may be required to fully fund required contributions at that date, including contributions related to benefits earned prior to our Petition Date.
      Based on our preliminary five-year forecast and additional information regarding the assets and liabilities for the DB Plans, we believe that, under current pension funding rules, we would need to seek distress termination of both the Nonpilot Plan and the Pilot Plan in order to successfully reorganize and emerge from Chapter 11. Proposed legislation that passed in the U.S. Senate and is now pending in a House-Senate Conference Committee would extend our funding obligations for our DB Plans over 20 years. If the pending legislation is enacted in the form in which it passed the U.S. Senate, we hope to avoid a distress termination of the Nonpilot Plan, though there is no assurance that we can do so. We currently believe, however, that the existence of the lump sum option in the Pilot Plan and the significant number of early pilot retirements it may drive make it unlikely that we could satisfy our funding obligations to that plan even if the pending legislation is enacted in the form in which it passed the U.S. Senate.
      For additional information about our pension plans, see Note 12 of the Notes to the Consolidated Financial Statements.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
      Our business is heavily dependent on our operations at the Atlanta Airport and at our other hub airports in Cincinnati, JFK and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta Airport or at one of our other hubs could have a serious impact on our business, financial condition and results of operations.

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
      We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our deteriorating financial performance, along with our Chapter 11 proceedings, creates uncertainty that has led to a significant increase in unwanted attrition. We are at risk of losing management talent critical to the successful transformation and ongoing operation of our business. If we continue to experience a substantial turnover in our leadership and other key employees, including as a result of planned overhead reductions required by our business plan, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

We are facing significant litigation and if any such significant litigation is concluded in a manner adverse to us, our financial condition and operating results could be materially adversely affected.
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
      Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $8.5 billion as of December 31, 2005. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 proceedings.
Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.
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
      The continuing growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the United States has placed significant competitive pressure on us and other network carriers. In addition, other hub-and-spoke carriers such as US Airways and United Airlines have reduced their costs through Chapter 11 reorganization. Our ability to compete effectively with low-cost carriers, restructured carriers and other airlines depends, in part, on our ability to achieve a cost structure that is competitive with those carriers. If we cannot lower our costs and subsequently maintain our costs at a competitive level, then our business, financial condition and operating results will continue to be materially adversely affected.

The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.
      Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and permanent changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, negatively affect us and the airline industry. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry in the United States has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices have increased significantly during the last several years, were at historically high levels for an extended period during 2005 and remained at or near those levels during the early part of 2006. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will persist and will continue to adversely impact our operations and our efforts to return to profitability.

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
      Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has recently proposed a significant increase in the per ticket tax. Due to the weak revenue environment, the existing tax has negatively impacted our revenues because we generally have not been able to increase our fares to pass these fees on to our customers. Similarly, the proposed ticket tax increase, if implemented, could negatively impact our revenues.
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
      As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2006 (with a possible extension to December 31, 2006 at the discretion of the Secretary of Transportation). The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
Flight Equipment
      The table set forth below shows our aircraft fleet at December 31, 2005.

	Current Fleet

		Capital	Operating		Average
Aircraft Type	Owned	Lease	Lease	Total	Age

B737-200	5	7	17	29	20.9
B737-300	—	—	7	7	19.6
B737-800	71	—	—	71	5.2
B757-200	77	10	34	121	14.3
B767-200	4	—	—	4	22.8
B767-300	4	10	10	24	15.4
B767-300ER	50	—	9	59	9.9
B767-400ER	21	—	—	21	4.8
B777-200ER	8	—	—	8	5.9
MD-88	63	16	41	120	15.5
MD-90	16	—	—	16	10.1
CRJ-100/200	57	—	85	142	6.9
CRJ-700	27	—	—	27	2.4

Total	403	43	203	649

      Our purchase commitments (firm orders) for aircraft as well as options to purchase additional aircraft, as of December 31, 2005, are shown below. We have a long-term agreement with The Boeing Company (“Boeing”) that covers firm orders, options and rolling options for certain mainline aircraft through calendar year 2017. Our long-term agreement with Bombardier Inc. covers options for certain regional jet aircraft through calendar year 2010. See Note 1 to the Notes to the Consolidated Financial Statements for additional information about the treatment of executory contracts under the Bankruptcy Code.

	Delivery in Calendar Year Ending

						After
Aircraft on Firm Order	2006	2007		2008	2009	2009	Total

B737-800	—	10	(1)	14	—	26	50
B777-200	—	—		2	3	—	5

Total	—	10		16	3	26	55

(1)	We have a definitive agreement, which was approved by the Bankruptcy Court, with a third party to sell 10 B737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer in 2007. These aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer.

	Delivery in Calendar Year Ending

					After		Rolling
Aircraft on Option(1)	2006	2007	2008	2009	2009	Total	Options

B737-800	—	—	12	24	24	60	168
B767-300/300ER	—	1	2	2	5	10	4
B767-400ER	—	1	2	2	15	20	—
B777-200ER	—	—	1	1	18	20	5
CRJ-200	—	13	17	15	5	50	—
CRJ-700	—	11	15	16	4	46	—

Total	—	26	49	60	71	206	177

(1)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

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
      We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports that we serve, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to thirty years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Examples of major leases and use agreements at Delta hub or other significant airports that will expire in the next several years include, among others: (1) Atlanta central passenger terminal lease and the airport use agreement; (2) Salt Lake City airport use and lease agreement; and (3) New York LaGuardia terminal lease. We also lease aircraft maintenance facilities at certain airports, including, among others, our main Atlanta maintenance base and hangar facilities at the Cincinnati/ Northern Kentucky International Airport, Tampa International Airport and Salt Lake City International Airport. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticket and reservations offices in certain locations for varying terms. Additional information relating to our leases of our ground facilities is set forth in Note 9 of the Notes to the Consolidated Financial Statements.
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
      The City of Atlanta, with our support and the support of other airlines, is currently implementing portions of a ten year capital improvement program (the “CIP”) at the Atlanta Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a new approximately 9,000 foot full-service runway (targeted for completion in May 2006), related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated by the City of Atlanta to cost approximately $6.8 billion, which exceeds the $5.4 billion CIP approved by the airlines in 1999. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. Certain elements of the CIP have been delayed, and there is no assurance that the CIP will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact our operations at the Atlanta Airport.
      During 2001, we entered into lease and financing agreements with the Massachusetts Port Authority (“Massport”) for the redevelopment and expansion of Terminal A at Logan. The new terminal opened in March 2005 and has enabled us to consolidate all of our domestic operations at that airport into one location. Project costs were funded with $498 million in proceeds from special facility bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under an agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service on the bonds. Additional information about these bonds is set forth in Note 8 of the Notes to the Consolidated Financial Statements.
      For additional information about our efforts to restructure our real estate related obligations in our Chapter 11 proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Chapter 11 Efforts — Real Estate and Special Facility Bond Restructurings and Recharacterization Litigation” in Item 7.

ITEM 3.	LEGAL PROCEEDINGS
Chapter 11 Proceedings
      As discussed above, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.
      Coincident with the Chapter 11 filing, we stopped making contributions to our qualified pension plans and payments from our non-qualified pension plans for benefits earned prior to the filing. In September 2005, the Delta Pilots Pension Preservation Organization (“DP3”), an organization consisting of retired Delta pilots, filed a motion in the Bankruptcy Court to compel the continued payment of collectively-bargained pension benefits to retired pilots. Specifically, DP3 sought an order requiring us to (1) continue making non-qualified pension payments to retired pilots; and (2) make required contributions to the qualified pension plan for benefits earned prior to the Petition Date. DP3 argued that because Delta had not rejected its collective bargaining agreement with ALPA, and because such agreement required us to maintain both the qualified and non-qualified plans, we had to continue such payments regardless of the bankruptcy filing until the time Delta rejected the collective bargaining agreement with ALPA. DP3’s motion was supported by Fiduciary Counselors, the independent fiduciary for the qualified pension plan, and ALPA. We and the Creditors Committee opposed the motion on the basis that the requested contributions and payments were for benefits that were earned prior to the Petition Date, and under controlling law, we were not required to make such payments at that time (and still are not required to make such payments).
      In October, the Bankruptcy Court denied DP3’s motion on procedural grounds and DP3, joined by Fiduciary Counselors and ALPA, filed an appeal of that decision to the United States District Court for the Southern District of New York. The appellants have filed opening briefs with the District Court in which they also urge the District Court to decide the case on the merits, and not necessarily restrict itself to the procedural issue relied on by the Bankruptcy Court in its decision. Delta has filed its opposition brief.
      In December 2005, subsequent to the Bankruptcy Court’s decision on the DP3 motion, several individuals, all of them retired Delta pilots, commenced an adversary proceeding in the Bankruptcy Court on behalf of themselves and a class consisting of approximately 5,800 retired Delta pilots and their survivors, raising issues substantially overlapping with those raised by DP3’s motion. In January 2006, on Delta’s motion, the Bankruptcy Court extended Delta’s time to answer or otherwise move with respect to this class action until thirty days after the District Court’s resolution of the appeal concerning the Bankruptcy Court’s ruling on DP3’s motion.

In Re Northwest Airlines, et al. Antitrust Litigation
      In June 1999, two purported class action antitrust lawsuits were filed in the United States District Court for the Eastern District of Michigan against Delta, US Airways and Northwest.
      In these cases, plaintiffs allege, among other things: (1) that the defendants and certain other airlines conspired in violation of Section 1 of the Sherman Act to restrain competition in the sale of air passenger service by enforcing rules prohibiting certain ticketing practices; and (2) that the defendants violated Section 2 of the Sherman Act by prohibiting these ticketing practices.
      Plaintiffs have requested a jury trial. They seek injunctive relief; costs and attorneys’ fees; and unspecified damages, to be trebled under the antitrust laws. The District Court granted the plaintiffs’ motion for class action certification and denied the airlines’ motions for summary judgment in May 2002. On May 4, 2004, the District Court issued a supplemental order defining various plaintiff subclasses. The subclasses pertinent to Delta include: (1) for the purpose of the Section 1 claim, a subclass of persons or entities who purchased from a defendant or its agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at Delta’s Atlanta or Cincinnati hubs, Northwest’s hubs at Minneapolis, Detroit or Memphis, or US Airways’ hubs at Pittsburgh or Charlotte, during the period from June 11, 1995 to date; (2) for the purpose of the Section 2 claim as it relates to its Atlanta hub, a subclass of persons or entities who purchased from Delta or its agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at its Atlanta hub during the same period; and (3) for the purpose of the Section 2 claim as it relates to its Cincinnati hub, a subclass of persons or entities who purchased from Delta or its agent a full fare, unrestricted ticket for travel on any of certain designated city pairs originating or terminating at its Cincinnati hub during the same period. The District Court administratively closed this case on September 20, 2005 due to the bankruptcy proceedings of Delta, Northwest and US Airways. The case is subject to reopening upon further action by the District Court.

Litigation Re September 11 Terrorist Attacks
      Delta is a defendant in numerous lawsuits arising out of the terrorist attacks of September 11, 2001. It appears that the plaintiffs in these actions are alleging that Delta and many other air carriers are jointly liable for damages resulting from the terrorist attacks based on a theory of shared responsibility for passenger security screening at Logan, Washington Dulles International Airport and Newark Liberty International Airport. These lawsuits, which are in preliminary stages, generally seek unspecified damages, including punitive damages. Federal law limits the financial liability of any air carrier for compensatory and punitive damages arising out of the September 11 terrorist attacks to no more than the limits of liability insurance coverage maintained by the air carrier. Because this litigation was subject to the automatic stay imposed by our Chapter 11 proceedings, the plaintiffs in these lawsuits agreed to stipulations that limit their recovery of any judgment solely to available insurance coverage in exchange for us agreeing to lift the automatic stay. An order reflecting this stipulation has been entered by the Bankruptcy Court and our exposure in these lawsuits is now limited to the deductible in our insurance policies.

Delta Family-Care Savings Plan Litigation
      On September 3, 2004, a retired Delta employee filed a class action complaint (amended on March 16, 2005) in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2004 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and have moved to dismiss the complaint, which motion is pending before the District Court. The District Court has stayed the action against Delta due to the bankruptcy filing, and we have filed an adversary proceeding with the Bankruptcy Court seeking to extend the stay as to all defendants. The District Court is awaiting the results of that action before it further considers the motion to dismiss filed by the individual defendants.
* * *
      The antitrust litigation described above has been administratively closed by the court. Additionally, our exposure in the September 11 litigation has been limited as the result of a stipulation we entered into with the plaintiffs. In each of the cases described above in which we are a defendant, we believe the plaintiffs’ claims are without merit, and, to the extent these cases are proceeding, we are vigorously defending the lawsuits. However, an adverse decision in any of these cases could result in substantial damages against us.
      For a discussion of certain environmental matters, see “Business — Environmental Matters” in Item 1.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Until October 13, 2005, our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “DAL”. As the result of our bankruptcy proceedings, our common stock was suspended from trading by the NYSE on October 13, 2005 and thereafter delisted by the NYSE. Our common stock has been quoted since its suspension from the NYSE on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. The tickler symbol “DALRQ” has been assigned to our common stock for over-the-counter quotations.
      The following table sets forth for the periods indicated, the highest and lowest sales price for our common stock, as reported on the NYSE for the period through October 13, 2005 and the quarterly high and low bid quotations for our common stock as reported on the Pink Sheets for the period beginning October 13, 2005. The quotations from the Pink Sheets reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low

Fiscal 2004
First Quarter	$13.20	$7.00
Second Quarter	8.59	4.53
Third Quarter	7.25	2.78
Fourth Quarter	8.17	2.75
Fiscal 2005
First Quarter	$7.78	$3.80
Second Quarter	4.39	2.46
Third Quarter	4.10	0.68
Fourth Quarter (through October 13, 2005)	0.87	0.58
Fourth Quarter (from October 13, 2005)	0.89	0.50

      As of February 28, 2006, there were approximately 25,600 holders of record of our common stock.
      We suspended the payment of dividends on our common stock in 2003. We expect to retain any future earnings to fund our operations and meet our cash and liquidity needs. Therefore, we do not anticipate paying any dividends on our common stock in the future.
      We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization that we propose. Accordingly, we urge that caution be exercised with respect to existing and future investments in our common stock and other securities.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Summary of Operations
For the years ended December 31, 2005-2001

(in millions, except share data)	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)

Operating revenues	$16,191	$15,235	$14,308	$13,866	$13,879
Operating expenses	18,192	18,543	15,093	15,175	15,481

Operating income (loss)	(2,001)	(3,308)	(785)	(1,309)	(1,602)
Interest expense, net(6)	(973)	(787)	(721)	(629)	(410)
Miscellaneous income, net(7)	(2)	125	326	17	80
Gain (loss) on extinguishment of debt, net	—	9	—	(42)	—
Fair value adjustments of SFAS 133 derivatives	1	(31)	(9)	(39)	68

Loss before reorganization items, net	(2,975)	(3,992)	(1,189)	(2,002)	(1,864)
Reorganization items, net	(884)	—	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(3,859)	(3,992)	(1,189)	(2,002)	(1,864)
Income tax (provision) benefit	41	(1,206)	416	730	648

Net income (loss) before cumulative effect of change in accounting principle	(3,818)	(5,198)	(773)	(1,272)	(1,216)
Preferred stock dividends	(18)	(19)	(17)	(15)	(14)

Net income (loss) attributable to common shareowners	$(3,836)	$(5,217)	$(790)	$(1,287)	$(1,230)

Earnings (loss) per share
Basic and diluted	$(23.75)	$(41.07)	$(6.40)	$(10.44)	$(9.99)

Dividends declared per common share	$—	$—	$0.05	$0.10	$0.10

Other Financial and Statistical Data
For the years ended December 31, 2005-2001

	2005(1)		2004(2)		2003(3)		2002(4)		2001(5)

Total assets (millions)	$20,039		$21,801		$25,939		$24,303		$23,605
Long-term debt and capital leases (excluding current maturities) (millions)	$6,557		$13,005		$11,538		$10,174		$8,347
Shareowners’ (deficit) equity (millions)	$(9,895)		$(5,796)		$(659)		$893		$3,769
Shares of common stock outstanding at year end	189,343,018		139,830,443		123,544,945		123,359,205		123,245,666
Revenue passengers enplaned (thousands)	118,853		110,000		104,452		107,048		104,943
Available seat miles (millions)	156,793		151,679		139,505		145,232		147,837
Revenue passenger miles (millions)	119,954		113,311		102,301		104,422		101,717
Operating revenue per available seat mile	10.33	¢	10.04	¢	10.26	¢	9.55	¢	9.39	¢
Passenger mile yield	12.19	¢	12.17	¢	12.73	¢	12.26	¢	12.74	¢
Operating cost per available seat mile	11.60	¢	12.23	¢	10.82	¢	10.45	¢	10.47	¢
Passenger load factor	76.50%		74.70%		73.33%		71.90%		68.80%
Breakeven passenger load factor	86.98%		92.62%		77.75%		79.25%		77.31%
Fuel gallons consumed (millions)	2,492		2,527		2,370		2,514		2,649
Average price per fuel gallon, net of hedging gains	$1.71		$1.16		$0.82		$0.67		$0.69

(1)	Includes an $888 million charge or $5.49 diluted EPS for restructuring, asset writedowns, pension settlements and related items, net and an $884 million charge or $5.47 diluted EPS for reorganization costs (see Item 7).
(2)	Includes a $1.9 billion charge or $14.76 diluted EPS related to the impairment of intangible assets; a $1.2 billion charge or $9.51 diluted EPS for deferred income tax valuation; a $123 million gain, or $0.97 diluted EPS from the sale of investments; and a $41 million gain or $0.33 diluted EPS from restructuring, asset writedowns, pension settlements and related items, net (see Item 7).
(3)	Includes a $268 million charge ($169 million net of tax, or $1.37 diluted EPS) for restructuring, asset writedowns, pension settlements and related items, net; a $398 million gain ($251 million net of tax, or $2.03 diluted EPS) for

Appropriations Act compensation; and a $304 million gain ($191 million net of tax, or $1.55 diluted EPS) for certain other income and expense items (see Item 7).
(4)	Includes a $439 million charge ($277 million net of tax, or $2.25 diluted EPS) for restructuring, asset writedowns, and related items, net; a $34 million gain ($22 million net of tax, or $0.17 diluted EPS) for Stabilization Act compensation; and a $94 million charge ($59 million net of tax, or $0.47 diluted EPS) for certain other income and expense items (see Item 7).
(5)	Includes a $1.1 billion charge ($695 million net of tax, or $5.63 diluted EPS) for restructuring, asset writedowns, and related items, net; a $634 million gain ($392 million net of tax, or $3.18 diluted EPS) for Stabilization Act compensation; and a $186 million gain ($114 million net of tax, or $0.92 diluted EPS) for certain other income and expense items (see Item 7).
(6)	Includes interest income.
(7)	Includes gains (losses) from the sale of investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases are being jointly administered under the caption, “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.”
      Our Chapter 11 filing followed an extended effort by us to restructure our business to strengthen our competitive and financial position. In 2004, we announced our transformation plan, which is intended to provide us with approximately $5 billion in annual financial benefits by the end of 2006, as compared to 2002. While we were, and continue to be, on schedule to achieve the targeted benefits, we experienced a liquidity shortfall in 2005 due to historically high aircraft fuel prices and other cost pressures, continued low passenger mile yields and cash holdbacks instituted for the first time by our credit card processors. As a result, we determined that we could not continue to operate without the protections provided by Chapter 11. In connection with our Chapter 11 proceedings, we obtained $2.2 billion in post-petition financing, which provided net proceeds of $1.2 billion after the required repayment of certain pre-petition facilities. For further information about our Chapter 11 proceedings and our post-petition financing, see Notes 1 and 8, respectively, of the Notes to the Consolidated Financial Statements.
      For the year ended December 31, 2005, we recorded a consolidated net loss of $3.8 billion. These results include $1.8 billion in aggregate charges for reorganization items and pension and restructuring charges, net. See Notes 1 and 16 of the Notes to the Consolidated Financial Statements for further information about these charges. Our cash and cash equivalents and short-term investments were $2.0 billion at December 31, 2005, compared to $1.8 billion at December 31, 2004.
      The benefits we realized under our transformation initiatives during 2005 were outpaced and masked by historically high aircraft fuel prices, which continue to have a material adverse effect on our financial performance. During 2005, our aircraft fuel expense increased 46%, or $1.3 billion, compared to 2004. In addition, we continue to operate in a highly competitive pricing environment, which limits our ability to increase fares to offset high fuel costs and has had a significant negative impact on our financial results. Although revenue passenger miles (“RPMs”), or traffic, and passenger revenue rose 6% in 2005 compared to 2004, passenger mile yield remained unchanged from the depressed level of the prior year.
Chapter 11 Process
      The Debtors are operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
      The Bankruptcy Court has approved various motions that facilitate our continuation of normal operations. The Bankruptcy Court’s orders authorize us, among other things, in our discretion to: (1) provide employee wages, healthcare coverage, vacation, sick leave and similar benefits without interruption; (2) honor obligations arising prior to the Petition Date (“pre-petition obligations”) to customers and continue customer service programs, including Delta’s SkyMiles frequent flyer program; (3) pay for fuel under existing fuel supply contracts and honor existing fuel supply, distribution and storage agreements; (4) honor pre-petition obligations related to our interline, clearinghouse, code sharing and other similar agreements; (5) pay pre-petition obligations to foreign vendors, foreign service providers and foreign governments; and (6) continue maintenance of existing bank accounts and existing cash management systems.
      Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the

Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
      As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The Creditors Committee has been generally supportive of the Debtors’ positions on various matters; however, there can be no assurance that the Creditors Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on the Debtors’ plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-K, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code. See Note 1 of the Notes to the Consolidated Financial Statements.
      In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
      The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. The Bankruptcy Court has extended these periods until July 11, 2006 and September 9, 2006, respectively, and these periods may be extended further by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
      Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.
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
      The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
Our Business Plan
      Our business plan is intended to make Delta a simpler, more efficient and customer focused airline with an improved financial condition. As part of our Chapter 11 reorganization, we are seeking $3 billion in annual financial benefits (revenue enhancements and cost reductions) by the end of 2007 from revenue and network improvements; savings to be achieved through the Chapter 11 restructuring process; and reduced Mainline employee cost. This amount is in addition to the $5 billion in annual financial benefits we are on schedule to achieve by the end of 2006, as compared to 2002, under the transformation plan we announced in 2004.
      Components of the $3 billion in annual financial benefits we are seeking by the end of 2007 include:
      Revenue and Network Productivity Improvements. Our business plan targets $1.1 billion in benefits to be realized annually through revenue and network productivity improvements. Key initiatives include:

•	achieving financial benefits from the simplification of our aircraft fleet, including retiring four fleet types by the end of 2006, two of which we retired in January 2006;

•	right-sizing capacity to better meet customer demand, including utilizing smaller aircraft in domestic operations, resulting in a reduction of domestic Mainline capacity by 15-20% as compared to 2005 due to over-capacity in the U.S. market;

•	growing international presence by shifting wide-body aircraft from domestic to international operations, resulting in an increase of approximately 20% in international capacity in 2006 as compared to 2005 to pursue routes with greater profit potential; and

•	increasing point-to-point flying and right-sizing and simplifying our domestic hubs to achieve a greater local traffic mix.
      We are strengthening our domestic hubs and growing our international operations. As of December 1, 2005, we reduced capacity by approximately 25% at Cincinnati, with the intention of increasing the percentage of local Cincinnati traffic from approximately 35% to nearly 50%. To respond to increased demand for service to emerging business and leisure destinations, we are increasing international capacity by approximately 25% by the summer of 2006 in comparison to our schedule in the summer of 2005, with a focus on routes to Europe, Latin America and the Caribbean. For example, we and, with respect to certain routes, our contract carriers have added or announced plans to add more than 50 new international routes in the last year, including over 20 since November 2005. In 2006, service will be added to new destinations in countries such as Denmark, Ecuador, Germany, Honduras, Hungary, Israel, Jamaica, Mexico, Ukraine, and United Kingdom, some of which service is subject to government approval.
      As part of our revenue and network productivity improvements, we announced that Song’s service will merge into Delta’s in May 2006. We plan to add 26 First Class seats to each of the 48 B757-200 aircraft now operating in Song’s service; convert an additional 50 or more Mainline aircraft to two-class service; and expand personal digital in-flight entertainment system to the converted aircraft. Our plan is to grow this service, referred to as Song service, to all transcontinental Mainline routes beginning in the fall of 2006 and all routes over 1,750 miles by the end of 2007.
      In-Court Restructuring. Our business plan includes a target of $970 million of cost reductions to be realized annually through in-court restructuring initiatives such as debt relief, lease and facility savings, aircraft lease rejections and negotiations, restructuring of vendor contracts and changes to retiree medical benefits.
      Competitive Employment Costs. Our business plan targeted $930 million of benefits to be realized annually through reduced employment costs. These reductions are planned to result from changes to pay and benefits for our employees, as well as employee productivity improvements, outsourcing and overhead reductions.
      The total targeted benefit represents annual, ongoing labor cost reductions of $605 million from our nonpilot workforce — including management. Specific components of nonpilot employment changes include:

•	Reducing pay at all levels of management effective as of November 1, 2005. This includes a 25% pay reduction for our Chief Executive Officer; a 15% reduction for other officers; and a 9% reduction for supervisory and other administrative personnel.

•	Reducing pay scales by 7-10% for most front-line employees, excluding those earning less than $25,000 annually. These changes were also effective as of November 1, 2005.

•	Changes to employee benefit programs, including freezing future pension accruals, increased cost sharing for healthcare and reductions in paid time off programs. Defined benefit pension accruals were frozen effective December 31, 2005 for nonpilot employees; other changes will be implemented in the first half of 2006.

•	Enhancing profit-sharing to allow all our employees to share in future success from the first dollar of profitability.
      As previously announced, our business plan contemplates that approximately 7,000–9,000 jobs will be eliminated system-wide by the end of 2007. A portion of these reductions contributes to our targeted reduction in employment costs and the remainder contributes to our targeted benefits from revenue and network productivity improvements. We plan to achieve these reductions through previously announced changes to strengthen our route network and right-size our Cincinnati hub, increased outsourcing and reduced overhead. The final number of job reductions will depend in part upon changes to our fleet.
      We originally targeted ongoing, annual labor cost reductions of $325 million from our pilot workforce, but have reduced the requested amount to $305 million in connection with our effort to reach a consensual agreement with ALPA. See “Key Chapter 11 Efforts” below regarding the status of our pilot labor cost reduction initiatives.
Key Chapter 11 Efforts
      The following generally describes our efforts in the Chapter 11 proceedings in the areas of liquidity, pilot labor cost reductions, restructurings of aircraft fleet, and real estate and special facility bond restructurings. See Note 1 of the Notes to the Consolidated Financial Statements for further information on the Chapter 11 reorganization process.
      Liquidity. On September 16, 2005, we entered into a Secured Super-Priority Debtor-in-Possession Credit Agreement which, as amended (“DIP Credit Facility”), permits us to borrow up to $1.9 billion from a syndicate of lenders arranged by General Electric Capital Corporation (“GECC”) and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), for which GECC acts as administrative agent. On the same date, we entered into an agreement (the “Modification Agreement”) with American Express Travel Related Services Company (“Amex”) and American Express Bank, F.S.B. pursuant to which we modified certain existing agreements with Amex, including two agreements under which we had previously borrowed $500 million from Amex (collectively, the “Amex Pre-Petition Facility”). We used a portion of the proceeds of our borrowings under the DIP Credit Facility to (1) repay in full the $480 million principal amount outstanding under our pre-petition credit facility for which GECC was agent (“GE Pre-Petition Facility”); (2) repay in full the $500 million principal amount outstanding under our Amex Pre-Petition Facility; and (3) prepay $50 million of the $350 million principal amount that we borrowed from Amex pursuant to the terms of the Amex Pre-Petition Facility as modified by the Modification Agreement (collectively, the “Amex Post-Petition Facility”). The Bankruptcy Court approved our entering into the DIP Credit Facility and the Modification Agreement.

      On March 27, 2006 we executed an amended and restated credit agreement with a syndicate of lenders led by GECC and Morgan Stanley that replaced the DIP Credit facility in its entirety.
      In September 2005, we entered into an amendment to our Visa/MasterCard credit card processing agreement to extend its term to October 2007. On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit (“Merrill Lynch Letter of Credit”) for the benefit of our Visa/MasterCard credit card processor (“Processor”). As contemplated in our Visa/MasterCard credit card processing agreement (“Processing Agreement”), we are providing the Merrill Lynch Letter of Credit as a substitution for a portion of the cash reserve that the Processor maintains. Under the Processing Agreement, the Processor is permitted to maintain a reserve from our receivables that is equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard that have not yet been used for travel (the “unflown ticket liability”). We estimate that the reserve, which adjusts daily, will range between $450 million and $850 million during the term of the Processing Agreement. The Processing Agreement allows us to substitute the Merrill Lynch Letter of Credit for a portion of the cash reserve equal to the lesser of $300 million and 45% of the unflown ticket liability. The Merrill Lynch letter of credit will expire in January 2008.
      For further information about these liquidity initiatives, see “Financial Condition and Liquidity” in this Item 7 and Note 8 of the Notes to the Consolidated Financial Statements.
      In December 2005, the Bankruptcy Court authorized us to enter into fuel hedging contracts for up to 30% of our monthly estimated fuel consumption, with hedging allowed in excess of that level if we obtained approval of the Creditors Committee or the Bankruptcy Court. In February 2006, we received approval from the Creditors Committee to hedge up to 50% of our estimated 2006 aggregate fuel consumption, with no single month exceeding 80% of our estimated fuel consumption. We also agreed we would not enter into any fuel hedging contracts that extend beyond December 31, 2006 without additional approval from the Creditors Committee or the Bankruptcy Court. See Notes 5 and 6 of the Notes to the Consolidated Financial Statements for further information about fuel hedging.
      Pilot Labor Cost Reductions. We have been in and continue to be in negotiations with ALPA to reduce our pilot labor costs as required under our business plan. Because we were not able to reach a consensual agreement with ALPA, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject our collective bargaining agreement with ALPA.
      In December 2005, we reached an interim agreement with ALPA, which was approved by the Bankruptcy Court and ratified by Delta’s pilots. The interim agreement provides for, among other things, a reduction in (1) hourly pilot wage rates of 14% and (2) other pilot pay and cost items equivalent to approximately an additional 1% hourly wage reduction. These reductions became effective December 15, 2005, and remain in effect until the earlier of (1) our entering into a comprehensive agreement with ALPA on changes to the pilot collective bargaining agreement; or (2) the time that the neutral panel described below issues its final order as to whether Delta is authorized to reject the pilot collective bargaining agreement under the legal standards of Section 1113 of the Bankruptcy Code.
      The interim agreement provides that Delta and ALPA will seek to negotiate a tentative comprehensive agreement, and establishes the following time limits (“March 2006 time limits”) for reaching that agreement: (1) March 1, 2006, for the parties’ negotiating committees to reach a tentative agreement; (2) March 8, 2006, for approval by the ALPA Master Executive Council; and (3) March 22, 2006, for pilot ratification. Because the first of the March 2006 time limits was not met, pursuant to our interim agreement with ALPA, the matter at issue in Delta’s Section 1113 motion has been submitted to a mutually agreed upon, neutral panel of three experts in airline labor matters for a binding decision on that issue. The interim agreement provides that the panel’s decision must be issued no later than 45 days after the failure to meet the applicable March 2006 time limit, which is April 15, 2006. We cannot predict the outcome of the neutral panel’s decision as to whether or not we would be authorized to reject the collective bargaining agreement.
      If the neutral panel determines that we are authorized to reject the collective bargaining agreement, ALPA has threatened to initiate a strike, which we believe should not be permitted under the Railway Labor

Act. However, we cannot predict the outcome of any effort we might undertake to obtain court relief to prevent or stop a strike or other forms of work disruption. A strike or other form of significant work disruption by ALPA would likely have a material negative impact on our ability to continue operating our business and would trigger an event of default under our post-petition financing agreements if all or substantially all of our flight and other operations are suspended for longer than two days. As a result, we could be required to cease operations permanently.
      Restructuring of Aircraft Fleet. A substantial portion of the cost savings from our Chapter 11 proceedings targeted in our business plan arises from reductions in aircraft costs and fleet simplification. We are negotiating with many of our aircraft lessors and lenders to restructure existing financings to reduce aircraft lease and ownership costs to better reflect current market rates. In February 2006, the Bankruptcy Court approved a term sheet we negotiated with a group of creditors with respect to financing transactions for 88 Mainline aircraft that would result in approximately $200 million in annual savings for us over the next several years compared with our existing rent and debt service obligations for those aircraft; these transactions are subject to completion of definitive documentation and certain other conditions. We have also reached agreements in principle to restructure a substantial number of other Mainline aircraft and some regional jet aircraft. We are in negotiations to restructure a substantial number of other regional jet aircraft. These transactions will be subject to Bankruptcy Court approval. In addition, we must enter into definitive documentation for all agreements in principle that we reach, and satisfy certain conditions. To the extent that we are unable to restructure additional financings or enter into definitive documentation, lessors or lenders may seek to repossess aircraft. The loss of a significant number of aircraft could result in a material adverse effect on our operating and financial performance. See Note 9 to the Notes to the Consolidated Financial Statements for further information about our aircraft leases.
      We have also rejected leases, relinquished possession of, returned, and sold certain aircraft to adjust our fleet size to more closely match our needs and to reduce costs. In addition to two aircraft types that we eliminated from our fleet in January 2006, we intend to eliminate two more aircraft types from our fleet by the end of 2006.
      Real Estate and Special Facility Bond Restructurings and Recharacterization Litigation. As part of our business plan, we are evaluating our real estate needs. In appropriate cases, when possible, we are taking actions to right-size our facilities, reduce real estate related costs and restructure lease and debt obligations. Among others, such actions may involve the sale of certain properties, the renegotiation or rejection of certain leases, litigating whether certain special facility bond obligations are lease or debt financing obligations and stopping payment on various unsecured debt obligations.
      Prior to the Petition Date, a number of our facilities, improvements and, in certain cases, equipment were financed with the proceeds of special facility bonds issued by various governmental entities. At December 31, 2005, there was a total of $1.8 billion in principal amount of such special facility bonds outstanding. As discussed in Note 8 of the Notes to the Consolidated Financial Statements, $397 million of such bonds are backed by GECC letters of credit, with our reimbursement obligations to GECC being secured by certain of our aircraft and other assets.
      Our liability with respect to certain of the special facility bonds outstanding at December 31, 2005 may constitute debt obligations for bankruptcy purposes even if contained in an agreement that is labeled a “lease.” Successful recharacterization of such obligations as pre-petition debt obligations could enable us to curtail debt service payments with respect to such bonds while continuing to use the facilities and making only true lease payments, such as ground rent to the relevant airport operator.
      To date, we have filed one lease recharacterization action in Bankruptcy Court. The action relates to approximately $47 million principal amount of special facility bonds issued by the Regional Airports Improvement Corporation to finance improvements to certain Los Angeles International Airport terminal facilities occupied by us. The Bankruptcy Court has suspended action in this matter pending a decision of the Seventh Circuit Court of Appeals on a similar case involving United Airlines.
      Although we are committed to restructuring our real estate related obligations in a manner that provides us with appropriate facilities at reasonable costs while substantially reducing our real estate related costs and obligations, there is no assurance that such efforts will be successful or that there will be no adverse effect on us or our operations.
      See Notes 8 and 9 to the Notes of the Consolidated Financial Statements for further information.
Basis of Presentation of Consolidated Financial Statements
      Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including the provisions of American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), on a going concern basis. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.
      As a result of sustained losses, labor issues and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.
      The accompanying Consolidated Financial Statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made in our business.
Results of Operations — 2005 Compared to 2004

Net Loss
      We recorded a consolidated net loss of $3.8 billion in 2005, compared to a consolidated net loss of $5.2 billion in 2004.

Operating Revenues

	Year Ended
	December 31,
			Increase	% Increase
(in millions)	2005	2004	(Decrease)	(Decrease)

Operating Revenue:
Passenger:
Mainline	$11,399	$10,880	$519	5%
Regional affiliates	3,225	2,910	315	11%

Total passenger revenue	14,624	13,790	834	6%
Cargo	524	500	24	5%
Other, net	1,043	945	98	10%

Total operating revenue	$16,191	$15,235	$956	6%

		Increase (Decrease) 2005 vs. 2004
	2005
	Passenger	Passenger			Passenger	Load
(in millions)	Revenue	Revenue	RPMs	Yield	RASM	Factor

Passenger Revenue:
North American passenger revenue	$11,503	4%	4%	—	3%	2.2
International passenger revenue	3,003	17%	13%	4%	4%	—
Charter revenue	118	(2)%	(25)%	30%	20%	(3.6)

Total passenger revenue	$14,624	6%	6%	—	3%	1.8

      Operating revenues totaled $16.2 billion in 2005, a $956 million increase as compared to the prior year. Passenger revenue increased 6% on a 3% increase in capacity. The increase in passenger revenue reflects a 6% rise in RPMs, and a flat passenger mile yield.
      The relatively constant passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, high industry capacity and price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet. During the fourth quarter of 2005, passenger mile yield increased 8% compared to the fourth quarter of 2004, which reflects a general improvement in the overall business environment and the structural changes we made to strengthen our route network since our Chapter 11 filing. There can be no assurance that the passenger mile yield will continue to improve.
      Total Passenger Revenue per ASM (“Passenger RASM”) increased 3% to 9.33¢. Load factor increased 1.8 points to 76.5%.
      North American Passenger Revenue — North American passenger revenue increased 4% compared to the prior year due to increased traffic in 2005. In the first half of 2005 yields averaged 5% below the first half of 2004, while in the second half of 2005 yields averaged 5% higher than the second half of 2004.
      International Passenger Revenue — Higher international passenger revenue reflects a capacity increase of 13%. RPMs also increased 13%, while passenger mile yield increased 4%. Passenger RASM increased 4% to 8.45¢ and load factor remained consistent with the prior year. These increases reflect increases in service to international destinations, primarily in transatlantic markets.

Operating Expenses

	Year Ended
	December 31,
			Increase	% Increase
(in millions)	2005	2004	(Decrease)	(Decrease)

Operating Expenses:
Salaries and related costs	$5,058	$6,338	$(1,280)	(20)%
Aircraft fuel	4,271	2,924	1,347	46%
Depreciation and amortization	1,273	1,244	29	2%
Contracted services	1,096	999	97	10%
Contract carrier arrangements	1,318	932	386	41%
Landing fees and other rents	863	875	(12)	(1)%
Aircraft maintenance materials and outside repairs	776	681	95	14%
Aircraft rent	541	716	(175)	(24)%
Passenger commissions and other selling expenses	948	939	9	1%
Passenger service	345	349	(4)	(1)%
Impairment of intangible assets	—	1,875	(1,875)	NM
Restructuring, asset writedowns, pension settlements and related items, net	888	(41)	929	NM
Other	815	712	103	14%

Total operating expenses	$18,192	$18,543	$(351)	(2)%

      Operating expenses for 2005 totaled $18.2 billion, which includes a $888 million charge for restructuring, asset writedowns, pension settlements and related items, net. For additional information about this charge, see Note 16 of the Notes to the Consolidated Financial Statements. Operating expenses for 2004 totaled $18.5 billion and include a $1.9 billion impairment of intangible assets related to the write-off of goodwill associated with Atlantic Southeast Airlines, Inc. (“ASA”) and Comair. For additional information about this charge, see Note 7 of the Notes to the Consolidated Financial Statements. As a result of these items, operating expenses in the aggregate for 2005 and 2004 are not comparable.
      Operating capacity in 2005 compared to 2004 increased 3% to 157 billion Available Seat Miles (“ASMs”), primarily due to operational efficiencies from the redesign of our Atlanta hub from a banked to a continuous hub, which allowed us to increase system-wide capacity with no additional Mainline aircraft. Operating Cost per Available Seat Mile (“CASM”) decreased 5% to 11.60¢ in 2005 compared to 2004.
      Salaries and related costs. The decrease in salaries and related costs includes a 17% decrease from salary rate reductions for our pilot and nonpilot employees and a 7% decline due to lower headcount.
      Aircraft fuel. Aircraft fuel expense increased $1.3 billion, or 46% driven by higher fuel prices, which were slightly offset by a reduction in total gallons consumed due to our sale of ASA to SkyWest, Inc. (“SkyWest”) on September 7, 2005. See “Financial Condition and Liquidity — Sale of ASA” below for information about our sale of ASA. Our average fuel price per gallon increased 47% to $1.71 while total gallons consumed decreased 1%. Fare increases implemented during 2005 in response to rising aircraft fuel prices offset only a small portion of those cost increases. During 2005, we had no significant hedges or contractual arrangements to reduce our fuel costs below market levels. Our fuel expense is shown net of fuel hedge gains of $105 million in 2004.
      Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) a change in how we account for ASA’s expenses as a result of its sale to SkyWest and (2) new contract carrier agreements with Shuttle America Corporation (“Shuttle America”) and Freedom Airlines, Inc. (“Freedom”). These increases were partially offset by the termination of our contract carrier arrangement with Flyi, Inc. in 2004. After the sale of ASA to SkyWest, expenses related to ASA are shown as contract carrier arrangements expense; prior to the sale, expenses related to ASA as our wholly owned subsidiary were reported in the applicable expense line item.

      Aircraft rent. The decrease in aircraft rent expense largely reflects a 21% decrease due to our lease restructuring in the December 2004 quarter, which resulted in the reclassification of certain aircraft leases from operating to capital. As discussed below, this reclassification increased our interest expense. The reduction in aircraft rent expense also reflects our rejection of the leases for 50 aircraft, the renegotiation of the leases for seven aircraft and the repossession of 15 aircraft in connection with our Chapter 11 proceedings during 2005.
      Restructuring, asset writedowns, pension settlements and related items, net. Restructuring, asset writedowns, pension settlements and related items, net for 2005 includes:

•	Pension Curtailment Charge. A $447 million curtailment charge related to our defined benefit pension plans for our pilot (“Pilot Plan”) and nonpilot (“Nonpilot Plan”) employees. This charge relates to the freeze of service accruals under the Pilot Plan effective December 31, 2004 and the impact of the planned reduction of 6,000-7,000 jobs announced in November 2004 on the Nonpilot Plan (see Note 12 of the Notes to the Consolidated Financial Statements).

•	Pension Settlements. $388 million in settlement charges primarily related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distributions from plan assets (see Note 12 of the Notes to the Consolidated Financial Statements).

•	Workforce Reduction. A $46 million charge related to our decision in 2005 to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007. This charge was offset by a net $3 million reduction in accruals associated with prior year workforce reduction programs.

•	Asset Charges. A $10 million charge related to the removal from service of six B737-200 aircraft prior to their lease expiration dates.
      Restructuring, asset writedowns, pension settlements and related items, net for 2004 includes (1) a $527 million gain related to the elimination of the healthcare coverage subsidy for nonpilot employees who retire after January 1, 2006; (2) settlement charges totaling $251 million primarily related to the Pilot Plan; (3) a $194 million charge related to voluntary and involuntary workforce reduction programs; and (4) a $41 million aircraft impairment charge related to our agreement, entered into in the September 2004 quarter, to sell eight owned MD-11 aircraft.
      Other. The increase in other operating expenses primarily reflects a 13% rise due to the increase of incremental costs associated with our SkyMiles frequent flyer program (for further information regarding our SkyMiles frequent flyer program, see Note 2 of the Notes to the Consolidated Financial Statements) and a 5% increase from higher fuel taxes. These increases were partially offset by the impact of our sale of ASA.

Other Income (Expense)
      Other expenses, net for 2005 increased 42% to $974 million compared to other expenses, net of $684 million for 2004. This change is primarily attributable to the following:

•	Interest expense increased primarily due to a 31% increase from higher levels of debt outstanding and higher interest rates as well as a 10% rise due to additional interest related to the reclassification of certain aircraft leases from operating leases to capital leases as a result of renegotiations during the December 2004 quarter (see discussion of aircraft rent expense above). These increases were offset by a 15% decrease due to the accounting treatment of certain interest charges under our Chapter 11 proceedings (see discussion of interest expense in Note 2 of the Notes to the Consolidated Financial Statements).

•	Gain from sale of investments was $123 million in 2004 primarily due to the sale of our remaining equity interest in Orbitz, Inc. (“Orbitz”). For additional information about the sale of our investment in Orbitz, see Note 18 of the Notes to the Consolidated Financial Statements.

Reorganization Items, Net
      Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings. The following table summarizes the components included in reorganization items, net on our Consolidated Statement of Operations for the year ended December 31, 2005:

Year Ended
December 31,
(in millions)	2005

Aircraft lease rejections, renegotiations and repossessions(1)(2)	$611
Debt issuance and discount costs(3)	163
Facility leases(2)(4)	88
Professional fees	39
Interest income	(17)

Total reorganization items, net	$884

(1)	Estimated allowed claims from our rejection of the leases for 50 aircraft, the renegotiation of the leases for seven aircraft and the repossession of 15 aircraft.
(2)	We record an estimated claim associated with the rejection of an executory contract or unexpired lease when we file a motion with the Bankruptcy Court to reject such contract or lease and believe that it is probable the motion will be approved. We record an estimated claim associated with the renegotiation of an executory contract or unexpired lease when the renegotiated terms of such contract or lease are not opposed or otherwise approved by the Bankruptcy Court and there is sufficient information to estimate the claim.
(3)	Reflects the write-off of certain debt issuance costs and premiums in conjunction with valuing unsecured and undersecured debt.
(4)	Estimated allowed claims associated with facility leases and related bond obligations.
     Claims related to reorganization items are reflected in liabilities subject to compromise in our Consolidated Balance Sheet as of December 31, 2005.

Income Tax Benefit (Provision)
      In 2004, we recorded a valuation allowance on our net deferred tax assets as we determined it was more likely than not that we would not be able to realize the benefit of those tax assets. In 2005, we increased our valuation allowance by approximately $1.6 billion. As a result, our effective tax rate was (1.1)% and 30.2% for 2005 and 2004, respectively. For additional information about the income tax valuation allowance, see Note 11 of the Notes to the Consolidated Financial Statements.
Results of Operations — 2004 Compared to 2003

Net Loss
      We recorded a consolidated net loss of $5.2 billion in 2004, compared to a consolidated net loss of $773 million in 2003.

Operating Revenues
      Operating revenues totaled $15.2 billion in 2004, a 6% increase from 2003. Passenger revenue increased 6% on a 9% increase in capacity. The increase in passenger revenue reflects an 11% rise in RPMs and a 4% decline in passenger mile yield. The increase in capacity was primarily driven by the restoration of flights that we reduced in 2003 due to the war in Iraq. The decline in the passenger mile yield reflected our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, high industry capacity and increased price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet.
      Passenger RASM decreased 3% to 9.09¢. Load factor increased 1.4 points to 74.7%.

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
      Cargo and Other Revenues. Cargo revenues increased 7% to $500 million in 2004 primarily due to a 13% increase from higher international freight volume and yield, which was partially offset by a 5% decrease due to lower mail volume and yield. Cargo ton miles increased 6%, while cargo ton mile yield remained relatively flat. Other revenues increased 15% to $945 million, primarily reflecting a 6% increase due to revenue from new airport handling contracts and other miscellaneous contracts, a 5% rise due to increased administrative service charges, and a 3% increase due to higher codeshare revenue from capacity increases.

Operating Expense
      Operating expenses were $18.5 billion for 2004, a 23%, or $3.5 billion, increase over 2003. As discussed below, the increase in operating expenses was primarily due to (1) a $1.9 billion goodwill impairment charge recorded in 2004; (2) significantly higher fuel prices in 2004 than in 2003; and (3) $398 million in reimbursements we received under the Emergency Wartime Supplemental Appropriations Act (“Appropriations Act”) in 2003 which were recorded as an offset to operating expenses in that year. Operating capacity increased 9% to 152 billion ASMs primarily due to the restoration of capacity that we reduced in 2003 due to the war in Iraq. CASM increased 13% to 12.23¢.
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
      Aircraft fuel expense increased 51%, or $986 million, to $2.9 billion, with approximately $820 million of the increase resulting from higher fuel prices. The average fuel price per gallon increased 42% to $1.16, and total gallons consumed increased 7%. Approximately 8% and 65% of our aircraft fuel requirements were hedged during 2004 and 2003, respectively. As discussed in Note 6 of the Notes to the Consolidated Financial Statements, in February 2004, we settled all of our fuel hedge contracts prior to their scheduled settlement dates, resulting in a deferred gain of $82 million that we recognized during 2004. In 2004, our fuel expense is shown net of fuel hedge gains of $105 million, which included the gain related to the early settlement. Our fuel expense for 2003 is shown net of fuel hedge gains of $152 million.
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
      During December 2004, we recorded a $1.9 billion impairment charge, primarily related to goodwill, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other

Intangible Assets” (“SFAS 142”). For additional information about the impairment charge, see Note 7 of the Notes to the Consolidated Financial Statements.
      Restructuring, asset writedowns, pension settlements and related items, net totaled a $41 million net gain for 2004 compared to a $268 million net charge for 2003. The 2004 amount includes (1) a $527 million gain related to the elimination of the healthcare coverage subsidy for nonpilot employees who retire after January 1, 2006; (2) settlement charges totaling $257 million primarily related to our Pilot Plan; (3) a $194 million charge related to voluntary and involuntary workforce reduction programs; and (4) a $41 million aircraft impairment charge related to our agreement, entered into in the September 2004 quarter, to sell eight owned MD-11 aircraft. The charge for 2003 consists of (1) $212 million related to settlements under the Pilot Plan; (2) $43 million related to a net curtailment loss for the cost of pension and postretirement obligations for participants under our 2002 workforce reduction programs; and (3) $41 million associated with the planned sale of 11 B737-800 aircraft. This charge was partially offset by a $28 million reduction to operating expenses from revised estimates of remaining costs associated with our restructuring activities. For additional information about these restructuring, asset writedowns, pension settlements and related items, net, see Note 16 of the Notes to the Consolidated Financial Statements.
      Reimbursements under the Appropriations Act totaled $398 million in 2003, representing reimbursements from the U.S. government to air carriers for certain passenger and air carrier security fees paid to the TSA. We recorded these amounts as a reduction to operating expenses in our Consolidated Statement of Operations. For additional information about the Appropriations Act, see Note 20 of the Notes to the Consolidated Financial Statements.
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

Other Income
      Other expense, net for 2004 was $684 million, compared to other expense, net of $404 million for 2003. This change is primarily attributable to the following:

•	Interest expense increased $67 million for 2004 compared to 2003 primarily due to higher levels of debt outstanding and higher interest rates on variable debt.

•	Gain (loss) from sale of investments, net was $123 million for 2004 compared to $321 million for 2003. In 2004, we sold our remaining equity interest in Orbitz, recognizing a gain of $123 million. The gain in 2003 was primarily related to a $279 million gain from the sale of our equity investment in WORLDSPAN, L.P. (“Worldspan”) and a $28 million gain from the sale of a portion of our equity interest in Orbitz. For additional information about these investments, see Note 18 of the Notes to the Consolidated Financial Statements.

•	Fair value adjustments of derivatives accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) resulted in a $31 million charge for 2004 compared to a $9 million charge for 2003. These adjustments related to our equity warrants and other similar rights in certain companies and to derivative instruments used in our fuel hedging program. For additional information about the impact of SFAS 133 on our Consolidated Statements of Operations, see Note 6 of the Notes to the Consolidated Financial Statements.

•	Gain (loss) on extinguishment of debt, net was $9 million for 2004 compared to zero in 2003. During 2004, we recorded a gain due to the exchange of certain of our unsecured 7.7% Notes due 2005 for newly issued unsecured 8.0% Senior Notes due in December 2007. During 2003, we recorded a $15 million loss from our purchase of a portion of the Delta Family-Care Savings Plan’s Series C Guaranteed Serial ESOP Notes, offset by a $15 million gain related to a debt exchange.

Income Tax Provision (Benefit)
      During 2004, we recorded an additional valuation allowance against our net deferred income tax assets, which resulted in a $1.2 billion non-cash charge to income tax expense on our Consolidated Statement of Operations. For additional information about the income tax valuation allowance, see Note 11 of the Notes to the Consolidated Financial Statements.
Financial Condition and Liquidity
      The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business.

Significant Liquidity Events

Debtor-in-Possession Financing
      On September 16, 2005, we entered into the DIP Credit Facility, which permits us to borrow up to $1.9 billion from a syndicate of lenders arranged by GECC and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), for which GECC acts as administrative agent. The Bankruptcy Court approved our entering into the DIP Credit Facility.
      The DIP Credit Facility consists of a $600 million Term Loan A arranged by GECC (the “TLA”), a $700 million Term Loan B arranged by GECC (the “TLB”) and a $600 million Term Loan C arranged jointly by GECC and Morgan Stanley (the “TLC;” together with the TLA and TLB, collectively, the “DIP Loans”). We applied a portion of these proceeds to (1) repay in full the $480 million principal amount outstanding under the GE Pre-Petition Facility; (2) repay in full the $500 million principal amount outstanding under our Amex Pre-Petition Facility; and (3) prepay $50 million of the $350 million principal amount outstanding under our Amex Post-Petition Facility. The remainder of the proceeds of the DIP Loans is available for our general corporate purposes.
      Availability of funds under the TLA is subject to a borrowing base calculation. If the outstanding amount of the TLA at any time exceeds the borrowing base, we must immediately repay the TLA or post cash collateral in an amount equal to the excess.
      The TLA, TLB and TLC each mature on March 16, 2008. Prior to the Amended and Restated DIP Credit Facility (defined below), the TLA bore interest, at our option, at LIBOR plus 4.50% or an index rate plus 3.75%; the TLB bore interest, at our option, at LIBOR plus 6.50% or an index rate plus 5.75%; and the TLC bore interest, at our option, at LIBOR plus 9.00% or an index rate plus 8.25%.
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
      The DIP Loans and the related guarantees are secured by first priority liens on substantially all of our and the Guarantors’ present and future assets (including assets that previously secured the GE Pre-Petition Facility) and by junior liens on certain of our and the Guarantors’ other assets (including certain accounts receivable and other assets subject to a first priority lien securing the Amex Post-Petition Facility described below), in each case subject to certain exceptions, including an exception for assets which are subject to financing agreements that are entitled to the benefits of Section 1110 of the Bankruptcy Code, to the extent such financing agreements prohibit such liens.
      The DIP Credit Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock.
      The financial covenants require us to:

•	maintain unrestricted funds in an amount not less than $750 million through May 31, 2006; $1 billion at all times from June 1, 2006 through November 30, 2006; $750 million at all times from December 1, 2006 through February 28, 2007; and $1 billion at all times thereafter (“Liquidity Covenant”);

•	not exceed specified levels of capital expenditures during any fiscal quarter; and

•	achieve specified levels of EBITDAR, as defined, for successive trailing 12-month periods through March 2008. During 2005, we were required to achieve increasing levels of EBITDAR, including EBITDAR of $644 million for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for each successive trailing 12-month period continues to increase, including $1.372 billion for the 12-month period ended December 31, 2006; $1.988 billion for the 12-month period ending December 31, 2007; and $2 billion for each 12-month period ending thereafter. If our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant, then the EBITDAR level that we are required to achieve is effectively reduced by the amount of such excess cash, up to a maximum reduction of $250 million from the required EBITDAR level.
      The DIP Credit Facility contains events of default customary for debtor-in-possession financings, including cross-defaults to the Amex Post-Petition Facility and certain change of control events. The DIP Credit Facility also includes events of default specific to our business, including if all or substantially all of our flight and other operations are suspended for longer than two days, other than in connection with a general suspension of all U.S. flights, or if certain routes and, subject to certain materiality thresholds, other routes, and slots and gates are revoked, terminated or cancelled. Upon the occurrence of an event of default, the outstanding obligations under the DIP Credit Facility may be accelerated and become due and payable immediately.
      On March 27, 2006, we executed an amended and restated credit agreement (the “Amended and Restated DIP Credit Facility”) with a syndicate of lenders led by GECC and Morgan Stanley that replaced the DIP Credit Facility in its entirety. The aggregate amounts available to be borrowed are not changed from the DIP Credit Facility by the Amended and Restated DIP Credit Facility. However, under the Amended and Restated DIP Credit Facility, the interest rates on borrowings have been reduced: the TLA bears interest, at our option, at LIBOR plus 2.75% or an index rate plus 2.00%; the TLB bears interest, at our option, at LIBOR plus 4.75% or an index rate plus 4.00%; and the TLC bears interest, at our option, at LIBOR plus 7.50% or an index rate plus 6.75%. The Amended and Restated DIP Credit Facility is otherwise substantially the same as the DIP Credit Facility, including financial covenants, collateral, guarantees, and events of default, and it allows the execution of amendments to certain other credit facilities and the reimbursement agreement with GECC discussed below under “GECC Reimbursement Agreement Collateral Value Test” and in Note 8 of the Notes to the Consolidated Financial Statements.

Financing Agreement with Amex
      On September 16, 2005, we entered into the Modification Agreement with Amex and American Express Bank, F.S.B. pursuant to which we modified certain existing agreements with Amex, including the Amex Pre-Petition Facility under which we had borrowed $500 million from Amex. The Amex Pre-Petition Facility consisted of substantially identical supplements to the two existing agreements under which Amex purchases SkyMiles from us, the Membership Rewards Agreement and the Co-Branded Credit Card Program Agreement (collectively, the “SkyMiles Agreements”). The Bankruptcy Court approved our entering into the Modification Agreement and our assuming the SkyMiles Agreements. Amex has the right, in certain circumstances, to impose a significant holdback of our receivables, including for tickets purchased using an American Express credit card but not yet used for travel.
      As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the outstanding principal amount of $500 million, together with interest thereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facility. Simultaneously, we borrowed $350 million from Amex pursuant to the terms of the Amex Post-Petition Facility. The amount borrowed under the Amex Post-Petition Facility will be credited, in equal monthly installments, towards Amex’s actual purchases of SkyMiles during the 17-month period commencing in July 2006. Any unused prepayment credit will carryover to the next succeeding month with a final repayment date for any then outstanding advances no later than November 30, 2007. Prior to March 27, 2006, the outstanding advances bore a fee, equivalent to interest, at a rate of LIBOR plus a margin of 10.25%. As the date of effectiveness of the Amended and Restated DIP Credit Facility, to which Amex consented, the fee on outstanding advances decreased to a rate of LIBOR plus a margin of 8.75%.
      On October 7, 2005, Amex consented to an amendment to the DIP Credit Facility in return for a prepayment of $50 million under the Amex Post-Petition Facility. The prepayment will be credited in inverse order of monthly installments during the 17-month period commencing in July 2006.
      Our obligations under the Amex Post-Petition Facility are guaranteed by the Guarantors of the DIP Credit Facility. Our obligations under certain of our agreements with Amex, including our obligations under the Amex Post-Petition Facility, the SkyMiles Agreements and the agreement pursuant to which Amex processes travel and other purchases made from us using Amex credit cards (“Card Services Agreement”), and the corresponding obligations of the Guarantors, are secured by (1) a first priority lien on our right to payment from Amex for purchased SkyMiles, our interest in the SkyMiles Agreements and related assets and our right to payment from Amex under, and our interest in, the Card Services Agreement and (2) a junior lien on the collateral securing the DIP Credit Facility.
      With certain exceptions, the Amex Post-Petition Facility contains affirmative, negative and financial covenants substantially the same as in the DIP Credit Facility. The Amex Post-Petition Facility contains customary events of default, including cross-defaults to our obligations under the DIP Credit Facility and to defaults under certain other of our agreements with Amex. The Amex Post-Petition Facility also includes events of default specific to our business, including upon cessation of 50% or more of our business operations (measured by net revenue) and other events of default comparable to those in the DIP Credit Facility. Upon the occurrence of an event of default under the Amex Post-Petition Facility, the loan under the Amex Post-Petition Facility may be accelerated and become due and payable immediately. An event of default under the Amex Post-Petition facility results in an immediate cross-default under the Amended and Restated DIP Credit Facility.
      The Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each Facility with respect to collateral and certain other matters.

Sale of ASA
      On September 7, 2005, we sold ASA to SkyWest for a purchase price of $425 million. In conjunction with this transaction, we amended our contract carrier agreements with ASA and SkyWest Airlines, Inc. (“SkyWest Airlines”), a wholly owned subsidiary of SkyWest, under which those regional airlines serve as Delta Connection carriers. The sale of ASA resulted in an immaterial gain that is being amortized over the life of our contract carrier agreement with ASA. For additional information on our contract carrier agreements with ASA and SkyWest Airlines, see Note 10 of the Notes to the Consolidated Financial Statements.
      At the closing of our sale of ASA, we received $350 million, representing $330 million of purchase price and $20 million related to aircraft deposits. As the result of our assumption of our contract carrier agreements with ASA and SkyWest Airlines in our Chapter 11 proceedings, on November 2, 2005, we received an additional $120 million, consisting of $90 million of deferred purchase price and $30 million in aircraft deposits. We may receive up to the remaining $5 million of deferred purchase price depending on resolution of a working capital adjustment. Upon the sale of ASA, we repaid, as required, $100 million of outstanding borrowings under a pre-petition credit facility. The remaining proceeds from our sale of ASA are available for general corporate purposes. See Note 3 of the Notes to the Consolidated Financial Statements for a list of the major classes of assets sold and liabilities assumed by SkyWest.

Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement
      On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit (“Merrill Lynch Letter of Credit”) for the benefit of our Visa/MasterCard credit card processor (“Processor”). As contemplated in our Visa/MasterCard credit card processing agreement (“Processing Agreement”), we are providing the Merrill Lynch Letter of Credit as a substitution for a portion of the cash reserve that the Processor maintains. Under the Processing Agreement, the Processor is permitted to maintain a reserve from our receivables that is equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard which have not yet been used for travel (the “unflown ticket liability”). We estimate that the reserve, which adjusts daily, will range between $450 million and $850 million during the term of the Processing Agreement. The Processing Agreement allows us to substitute the Merrill Lynch Letter of Credit for a portion of the cash reserve equal to the lesser of $300 million and 45% of the unflown ticket liability.
      The Merrill Lynch Letter of Credit may only be drawn upon following certain events as described in the Processing Agreement. In addition, the Processor must first apply both the portion of the cash reserve that the Processor will continue to hold and any offsets from collections by the Processor before drawing on the Merrill Lynch Letter of Credit to cover fare refunds paid to passengers by the Processor.
      Our obligation to reimburse Merrill Lynch under the Merrill Lynch Letter of Credit for any draws made by the Processor is not secured and will constitute a super-priority administrative expense claim that is subject to certain other claims, including our post-petition financing. The Merrill Lynch Letter of Credit will expire on January 21, 2008, but will renew automatically for one year periods thereafter unless Merrill Lynch notifies the Processor 420 days prior to the applicable expiration date that it will not renew the Merrill Lynch Letter of Credit.

Covenants
      As discussed above, the DIP Credit Facility and the Amex Post-Petition Facility include certain affirmative, negative and financial covenants. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. Failure to maintain these coverages may result in an interruption to our operations. See Note 10 of the Notes to the Consolidated Financial Statements for additional information about our war-risk insurance currently provided by the U.S. government.
      We were in compliance with these covenant requirements at December 31, 2005 and 2004.
      GECC Reimbursement Agreement Collateral Value Test. We have an agreement with GECC (the “Reimbursement Agreement”) under which GECC has issued irrevocable, direct-pay letters of credit totaling $403 million to pay the principal and interest on $397 million aggregate principal amount of tax-exempt special facility bonds (“Bonds”) issued to refinance the construction cost of certain airport facilities leased to us. We are required to reimburse GECC for drawings under the letters of credit, and our reimbursement obligation is secured by certain of our aircraft and other assets. The Reimbursement Agreement contains a minimum collateral value test (“Collateral Value Test”).
      We will not satisfy the Collateral Value Test if (1) the aggregate amount of the outstanding letters of credit plus any other amounts payable by us under the Reimbursement Agreement (“Aggregate Obligations”) on March 20, 2006 is more than 60% of the appraised value of aircraft collateral which secures our reimbursement obligation to GECC plus the fair market value of permitted investments held as part of the collateral and (2) within 60 days thereafter, we have not either provided additional collateral to GECC in the form of cash or aircraft or caused a reduction in the Aggregate Obligations such that the Collateral Value Test is satisfied. If we fail to satisfy the Collateral Value Test on May 19, 2006, an event of default will occur. We currently estimate that, in order to satisfy the Collateral Value Test on May 19, 2006, we will need to provide GECC with additional collateral in the form of cash in the amount of approximately $50 million.
      We entered into a letter of intent with GECC in December 2005 to amend the Reimbursement Agreement to eliminate the Collateral Value Test, among other things. In February 2006, the Bankruptcy Court approved the letter of intent, but because the completion of the transactions contemplated in the letter of intent is subject to definitive documentation and certain other conditions, there can be no assurance that the Collateral Value Test will be amended or eliminated. If the Collateral Value Test is not amended or eliminated, we intend to satisfy it. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding the Reimbursement Agreement and the Bonds.

Sources and Uses of Cash
      Our cash and cash equivalents and short-term investments were $2.0 billion at December 31, 2005, compared to $1.8 billion at December 31, 2004. Restricted cash totaled $928 million and $350 million at December 31, 2005 and 2004, respectively. Cash and cash equivalents as of December 31, 2005 include approximately $155 million, which is set aside for payment of certain operational taxes and fees to various governmental authorities.

Cash flows from operating activities
      For the year ended December 31, 2005, cash provided by operating activities totaled $175 million. This is comprised of our consolidated net loss for the year of $3.8 billion offset by noncash adjustments totaling approximately $3.0 billion and other changes in working capital of approximately $959 million.

•	The $3.0 billion in noncash adjustments were primarily related to $1.3 billion of depreciation and amortization expense, $896 million of pension, postretirement and postemployment expense in excess of payments, net and $884 million of net noncash charges related to reorganization items.

•	The $959 million change in working capital items was primarily related to a $336 million sale of short-term investments, an increase of $145 million in our air traffic liability due to higher bookings and preservation of cash due to the protection afforded to us under the Chapter 11 proceedings.

Cash flows from investing activities
      For the year ended December 31, 2005, cash used in investing activities totaled $460 million, which includes the following significant items:

•	Our restricted cash balance increased $578 million. The increase primarily relates to cash holdbacks associated with our Visa/ MasterCard credit card processing agreements and certain interline clearinghouses as a result of our Chapter 11 proceedings.

•	Cash used for flight equipment additions, including advanced deposits, totaled $570 million. This includes $417 million we paid to purchase 11 B737-800 aircraft that we sold to a third party immediately after those aircraft were delivered to us by the manufacturer. This also includes approximately $66 million in improvements to our aircraft.

•	Cash used for ground property and equipment totaling $244 million. This includes expenditures totaling $65 million related to our Boston Airport Terminal Project, which was offset by approximately $80 million in reimbursements from restricted investments related to this project. During 2005 cash used for technology, including updating software and hardware infrastructure, totaled approximately $121 million.

•	Cash proceeds from the sale of ASA, net of cash that remained with ASA, was approximately $417 million. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements.

Cash flows from financing activities
      For the twelve months ended December 31, 2005, cash provided by financing activities totaled $830 million and includes the following significant amounts:

•	During the March 2005 quarter, we received the final installment of $250 million under our Amex Pre- Petition Facility. The Amex Pre-Petition Facility was repaid in connection with our post-petition financing. For additional information regarding our financing agreement with Amex, see Note 8 of the Notes to the Consolidated Financial Statements.

•	During the September 2005 quarter, in conjunction with the sale of ASA, we were required to repay $100 million pursuant to the GE Pre-Petition Facility.

•	In conjunction with our Chapter 11 proceedings, we obtained post-petition financing including net proceeds of approximately $1.2 billion. For additional information regarding our post-petition financing, see Note 8 of the Notes to the Consolidated Financial Statements.

•	We paid approximately $384 million of our pre-petition debt obligations. This amount includes $216 million of principal payments made prior to our Petition Date and $168 million of principal payments that are not classified as liabilities subject to compromise.

Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2005 and related to debt; operating leases; aircraft order commitments; capital leases; contract carrier obligations; interest and related payments; other material, noncancelable purchase obligations; other liabilities; and liabilities subject to compromise. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings. Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change. The table below does not include contracts that we have successfully rejected through our Chapter 11 proceedings. The table also does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time, some of which are discussed in footnotes to this table and in the text immediately following the footnotes.

	Contractual Obligations by Year

						After
(in millions)	2006	2007	2008	2009	2010	2010	Total

Long-Term debt, not including liabilities subject to compromise(1)(2)	$1,183	$624	$2,080	$361	$1,271	$2,208	$7,727
Long-Term debt classified as liabilities subject to compromise(1)	365	326	757	908	207	3,203	5,766
Operating lease payments(2)(3)	1,324	1,202	1,281	1,150	1,089	6,994	13,040
Aircraft order commitments(4)	78	488	886	525	1,040	—	3,017
Capital lease obligations not subject to compromise(2)(5)	5	4	4	4	3	—	20
Capital lease obligations subject to compromise(2)(5)	178	133	109	146	141	269	976
Contract carrier obligations(6)	1,852	2,028	2,163	2,182	1,979	16,974	27,178
Other purchase obligations(7)	209	51	23	20	19	16	338
Other liabilities(8)	69	—	—	—	—	—	69

Total(9)	$5,263	$4,856	$7,303	$5,296	$5,749	$29,664	$58,131

(1)	These amounts are included in our Consolidated Balance Sheets. For additional information about our debt and related matters, see Note 8 of the Notes to the Consolidated Financial Statements.
(2)	Although we are not generally permitted to make any payments on pre-petition obligations as a result of our Chapter 11 proceedings, we have reached agreements with certain aircraft financing parties under Section 1110 of the Bankruptcy Code and received approval from the Bankruptcy Court to continue to make payments on certain aircraft debt and lease obligations. The amounts included remain subject to change until a plan of reorganization is approved and we emerge from Chapter 11.
(3)	This amount includes our noncancelable operating leases and our lease payments related to aircraft under our contract carrier agreements with ASA, Skywest Airlines, Freedom Airlines, Inc. (“Freedom”) and Shuttle America. See Note 9 of the Notes to the Consolidated Financial Statements for further information.
(4)	Our aircraft order commitments as of December 31, 2005 consist of firm orders to purchase five B777-200 aircraft and 50 B737-800 aircraft. This includes commitments to purchase 10 B737-800 aircraft, which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer starting in 2007. The impact of these sales on the future commitments above would be a total reduction of approximately $395 million during the period 2006 – 2008.
(5)	Interest payments related to capital lease obligations are included in the table. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. For additional information about our capital lease obligations, see Note 9 of the Notes to the Consolidated Financial Statements.
(6)	This amount represents our minimum fixed obligation under our contract carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America, ASA, SkyWest Airlines, and Freedom (excluding contract carrier lease payments accounted for as operating leases, (see footnote (3) above)). For additional information regarding our contract carrier agreements, see Note 10 of the Notes to the Consolidated Financial Statements.
(7)	Includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including but not limited to insurance, outsourced human resource services, marketing, maintenance, obligations related to Comair, technology, and other third party services and products. For additional information about other commitments and contingencies, see Note 10 of the Notes to the Consolidated Financial Statements.
(8)	Represents other liabilities on our Consolidated Balance Sheets for which we are obligated to make future payments related to medical benefit costs incurred but not yet paid and payments required under the pilot collective bargaining agreement for unused vacation time. These liabilities are not included in any other line item on this table.
(9)	In addition to the contractual obligations included in the table, we have significant cash obligations that are not included in the table. For example, we will pay wages required under collective bargaining agreements; fund pension plans (as discussed below); purchase capacity under contract carrier arrangements (as discussed below); and pay credit card processing fees and fees for other goods and services, including those related to fuel, maintenance and commissions. While we are parties to legally binding contracts regarding these goods and services, the actual commitment is contingent on certain factors such as volume and/or variable rates that are uncertain or unknown at this time. Therefore, these items are not included in the table. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets.

     The following items are not included in the table above:
      Pension Plans. We sponsor defined contribution and defined benefit pension plans for eligible employees and retirees. Our funding obligations for certain of these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions, including those described below.
      Defined Contribution Pension Plans (“DC Plans”) — During the year ended December 31, 2005, we contributed approximately $100 million to our DC Plans. Estimates of future funding requirements under the DC Plans are based on various assumptions. These assumptions include, among other things, the number of participants in the DC Plans; the salary levels of those participants; and the outcome of efforts to modify our collective bargaining agreement with ALPA, either on a consensual basis or under the Chapter 11 process. Assuming current plan design, we expect to contribute approximately $100 million to our DC Plans in 2006.
      Defined Benefit Pension Plans (“DB Plans”) — Our principal DB Plans are the Pilot Plan and the Nonpilot Plan. During the year ended December 31, 2005, we contributed approximately $325 million to our DB Plans. Estimates of future funding requirements under the DB Plans are based on various assumptions, including legislative changes regarding these obligations. These assumptions also include, among other things, the actual and projected market performance of assets of the DB Plans; future long-term corporate bond yields; statutory requirements; the terms of the DB Plans; and demographic data for participants in the DB Plans, including the number of participants, their salaries and the rate of participant attrition.
      Assuming current funding rules and current plan design, we estimate that the funding requirements under our DB Plans for 2006, 2007 and 2008 will aggregate approximately $3.4 billion, excluding any liquidity shortfall contribution requirements under the Pilot Plan. Substantially this entire amount relates to benefits earned prior to the Petition Date. We believe we are not required to fund such pre-petition amounts while operating under Chapter 11 of the Bankruptcy Code. Certain entities unsuccessfully challenged this position in Bankruptcy Court, and this issue is currently on appeal. If our DB Plans continue after we emerge from Chapter 11, we may be required to fully fund required contributions at that date, including contributions related to benefits earned prior to our Petition Date.
      Based on our preliminary five-year forecast and additional information regarding the assets and liabilities for the DB Plans, we believe that, under current pension funding rules, we would need to seek distress termination of both the Nonpilot Plan and the Pilot Plan in order to successfully reorganize and emerge from Chapter 11. Proposed legislation that passed in the U.S. Senate and is now pending in a House — Senate Conference Committee would extend our funding obligations for our DB Plans over 20 years. If the pending legislation is enacted in the form in which it passed the U.S. Senate, we hope to avoid a distress termination of the Nonpilot Plan, though there is no assurance that we can do so. We currently believe, however, that the existence of the lump sum option in the Pilot Plan and the significant number of early pilot retirements it may drive make it unlikely that we could satisfy our funding obligations to that plan even if the pending legislation is enacted in the form in which it passed the U.S. Senate. See Note 12 of the Notes to the Consolidated Financial Statements for information about the lump sum option under the Pilot Plan and our pension plans generally.
      Contract Carriers. We have long-term contract carrier agreements with the following five regional air carriers (in addition to Comair): Chautauqua, Shuttle America, ASA, SkyWest Airlines, and Freedom. Under these agreements, the carriers operate certain of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.
      Under these long-term contract carrier agreements, we are obligated to pay certain minimum fixed obligations, which are included in the table above. The remaining estimated expenses are not included in the table because these expenses are contingent based on the costs associated with the operation of contract carrier flights by those air carriers as well as rates that are unknown at this time. We cannot reasonably estimate at this time our expenses under the contract carrier agreements in 2006 and thereafter.
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
      We estimate that the total fair values, determined as of December 31, 2005, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines are $549 million and $386 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.
      For additional information on contract carrier agreements see Note 10 of the Notes to the Consolidated Financial Statements.
      Interest and Related Payments. Estimated amounts for future interest and related payments in connection with our debt obligations are based on the fixed and variable interest rates specified in the associated debt agreements. We expect to pay $1.05 billion related to interest on fixed and variable rate debt in 2006. Estimates on variable rate interest were calculated using implied short term LIBOR rates based on LIBOR at February 1, 2006. The related payments represent credit enhancements required in conjunction with certain financing agreements. As a result of our Chapter 11 filing, actual interest expense in 2006 is expected to be less than the contractual interest expense. See Note 2 of the Notes to the Consolidated Financial Statements for information about our policy relating to interest expense.
      Legal Contingencies. We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.
      As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2005.
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
      For additional information about other contingencies not discussed above as well as discussions related to general indemnifications, see Note 10 of the Notes to the Consolidated Financial Statements.
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
      Revenue Recognition — Passenger Revenue. We record sales of passenger tickets as air traffic liabilities on our Consolidated Balance Sheets. Passenger revenues are recognized when we provide transportation, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period in which the evaluations are completed.
      We sell mileage credits in our SkyMiles frequent flyer program to participating partners such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred. We amortize the deferred revenue on a straight-line basis over the period when transportation is expected to be provided. The majority of the revenue from the sale of mileage credits, including the amortization of deferred revenue, is recorded in passenger revenue on our Consolidated Statements of Operations; the remaining portion is recognized in income currently and is classified as other revenue.
      Frequent Flyer Program Liability. We have a frequent flyer program, the SkyMiles Program, offering incentives to increase travel on Delta. This program allows participants to earn mileage for travel awards by flying on Delta, Delta Connection carriers and participating airlines, as well as through participating partners such as credit card companies, hotels and car rental agencies. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airline partners, for membership in our Crown Room Club and for other program partner awards.
      We record a liability for the estimated incremental cost of flight awards which are earned under our SkyMiles frequent flyer program and expected to be redeemed for travel on Delta or other airline partners. Our incremental costs include (1) our system average cost per passenger for fuel, food and other direct passenger costs for awards to be redeemed on Delta and (2) contractual costs for awards to be redeemed on partner airlines. The liability is recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. We periodically record adjustments to this liability in other operating expenses on our Consolidated Statements of Operations based on awards earned, awards redeemed, changes in our estimated incremental costs and changes to the SkyMiles program.
      Goodwill and Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is December 31. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. Our leasehold and operating rights have definite useful lives and are amortized over their respective lease terms, which range from nine to 19 years.
      We had one reporting unit with assigned goodwill at December 31, 2005 and 2004. In evaluating our goodwill for impairment, we first compare the reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) market multiple and recent transaction values of peer companies and (2) projected discounted future cash flows if reasonably estimable. In applying the projected discounted future cash flow methodology, we (1) estimate the reporting unit’s future cash flows based on capacity, passenger yield, traffic, operating costs and other relevant factors and (2) discount those cash flows based on the reporting unit’s weighted average cost of capital. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value.
      We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.
      See Note 7 of the Notes to the Consolidated Financial Statements for additional information about the goodwill and intangible assets impairment charges recorded during 2004.
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
      In order to evaluate potential impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we group assets at the fleet type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on assumptions involving projections of passenger yield, fuel costs, labor costs and other relevant factors. Aircraft fair values are estimated by management using published sources, appraisals and bids received from third parties, as available. Changes in these assumptions may have a material impact on our Consolidated Financial Statements. For additional information about our accounting policy for the impairment of long-lived assets, see Notes 2 and 7 of the Notes to the Consolidated Financial Statements.
      Income Tax Valuation Allowance. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities; the overall business environment; our historical earnings and losses; our industry’s historically cyclical periods of earnings and losses; and our outlook for future years. For additional information about income taxes, see Notes 2 and 11 of the Notes to the Consolidated Financial Statements.
      Pension Plans. We sponsor defined benefit pension plans (“Plans”) for eligible employees and retirees. The impact of the Plans on our Consolidated Financial Statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 is presented in Note 12 of the Notes to the Consolidated Financial Statements. Assuming current plan design, we currently estimate that our defined benefit pension plan expense in 2006 will be approximately $450 million. The effect of our Plans on our Consolidated Financial Statements is subject to many assumptions. We believe the most critical assumptions are (1) the weighted average discount rate and (2) the expected long-term rate of return on the assets of our Plans.
      We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate of 5.69% and 6.00% at September 30, 2005 and 2004, respectively. Additionally, our weighted average discount rate for net periodic benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 6.83% in 2003 to 5.81% in 2005, due to remeasurements throughout the year. The impact of a .50% change in our weighted average discount rate is shown in the table below.
      The expected long-term rate of return on the assets of our Plans is based primarily on specific asset investment studies for our Plans performed by outside consultants who used historical returns on our Plans’ assets. The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target. The impact of a .50% change in our expected long-term rate of return is shown in the table below.

Effect on Accrued
	Effect of 2006		Pension Liability at
Change in Assumption	Pension Expense		December 31, 2005

.50% decrease in discount rate	+$	30 million	+$	800 million
.50% increase in discount rate	-$	30 million	-$	800 million
.50% decrease in expected return on assets	+$	30 million		-
.50% increase in expected return on assets	-$	30 million		-

      Our rate of change in future compensation levels is based primarily on labor contracts with our employees under collective bargaining agreements and expected future pay rate changes for other employees. Due to recent employee pay reductions and the freeze of benefit accruals effective December 31, 2005 in our Nonpilot Plan, adjusting the rate of change in future compensation levels does not have a significant impact on 2006 pension expense or on the accrued pension liability at December 31, 2005.
      For additional information about our pension plans, see Note 12 of the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for us as of January 1, 2006, and will impact how we report changes in accounting, if any, on our Consolidated Financial Statements.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Our adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires an entity to recognize compensation expense in an amount equal to the fair value of share based payments, such as stock options granted to employees. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We adopted SFAS 123R on January 1, 2006, as required. Based on stock based awards outstanding as of that date, we estimate that related compensation expense will be approximately $50 million and $20 million for the years ending December 31, 2006 and 2007, respectively.
Market Risks Associated with Financial Instruments
      We have significant market risk exposure related to aircraft fuel prices and interest rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. To manage the volatility relating to these exposures, we periodically enter into derivative transactions pursuant to stated policies (see Note 6 of the Notes to the Consolidated Financial Statements). We expect adjustments to the fair value of financial instruments accounted for under SFAS 133 to result in ongoing volatility in earnings and shareowners’ deficit.
      The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole, or actions we may take to seek to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.

Aircraft Fuel Price Risk
      Our results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically purchase options and other similar derivative instruments and enter into forward contracts for the purchase of fuel. We do not enter into fuel hedge contracts for speculative purposes. We did not have any fuel hedge contracts at December 31, 2005 or 2004.
      Our business plan assumes that in 2006 our aircraft fuel consumption will be approximately 2.1 billion gallons and that our average annual jet fuel price per gallon will be approximately $1.74. Based on these assumptions, a 10% rise in that jet fuel price would increase our aircraft fuel expense by approximately $370 million in 2006.
      In December 2005, the Bankruptcy Court authorized us to enter into fuel hedging contracts for up to 30% of our monthly estimated fuel consumption, with hedging allowed in excess of that level if we obtained approval of the Creditors Committee or the Bankruptcy Court. In February 2006, we received approval of the Creditors Committee to hedge up to 50% of our estimated 2006 aggregate fuel consumption, with no single month exceeding 80% of our estimated fuel consumption. We also agreed that we would not enter into any fuel hedging contracts that extend beyond December 31, 2006 without additional approval from the Creditors Committee or the Bankruptcy Court.
      For additional information regarding fuel hedging and other exposures to market risks, see Notes 5 and 6 of the Notes to the Consolidated Financial Statements.

Interest Rate Risk
      Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations.
      Market risk associated with our fixed-rate long-term debt is the potential change in fair value resulting from a change in interest rates. A 10% decrease in average annual interest rates would have increased the estimated fair value of our long-term debt by $504 million at December 31, 2005 (including debt classified as liabilities subject to compromise) and by $1.6 billion at December 31, 2004. A 10% increase in average annual interest rates would not have a material impact on our interest expense in 2006. At December 31, 2005, we had no interest rate swaps or contractual arrangements that would reduce our interest expense. For additional information on our long-term debt agreements, see Note 8 of the Notes to the Consolidated Financial Statements.
      In accordance with SOP 90-7, interest expense is recorded only to the extent that (1) interest will be paid during the bankruptcy proceedings or (2) it is probable that interest will be an allowed priority, secured, or unsecured claim. Interest expense recorded on our Consolidated Statement of Operations totaled approximately $1 billion for the year ended December 31, 2005. Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during this period totaled approximately $1.2 billion.
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
      CASM — (Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period, also referred to as “unit cost”.
      Passenger Load Factor — A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.
      Passenger Mile Yield — The amount of passenger revenue earned per RPM during a reporting period.
      RASM — (Operating or Passenger) Revenue per ASM. The amount of operating or passenger revenue earned per ASM during a reporting period. Passenger RASM is also referred to as “unit revenue.”
      RPM — Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period, RPMs are also referred to as “traffic”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Information required by this item is set forth in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated With Financial Instruments” and in Notes 2, 4, 5 and 6 of the Notes to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Reference is made to the Index on page F-1 of the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      For information about our change in independent registered public accounting firms from Deloitte & Touche LLP, our auditors for the fiscal year ended December 31, 2005, to Ernst & Young LLP for the fiscal year ending December 31, 2006, please refer to our Form 8-K filed with the SEC on February 3, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control
      During the three months ended December 31, 2005, we made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Our Chapter 11 proceedings continue to have a significant impact on our business processes and internal control over financial reporting related to (1) the proper separation and payment of pre-petition and post-petition obligations and (2) the preparation of consolidated financial statements reflecting the accounting required for the restructuring activities and reorganization expenses resulting from the Chapter 11 proceedings. Management continues to take actions necessary to address the resources, processes and controls related to these restructuring activities, while maintaining controls over routine daily operations.

•	Our approach to implementing new business processes, including those that are outsourced to a third party, encompasses the design and implementation of internal control over financial reporting as it relates to the new business process. In early 2005, we entered into an agreement with a third party to perform various business processes that were being performed internally by our personnel. These processes include processing payroll for all of our domestic employees and administering certain human resource and benefit related functions for these employees. Since announcing the agreement, we and the third party have been actively transitioning the business processes to the third party, and the transition was substantially completed in the fourth quarter of 2005. Our personnel continue to perform or provide oversight of many of the controls in these processes.

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
      Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on management’s assessment of internal control over financial reporting is set forth below.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Delta Air Lines, Inc. Atlanta, Georgia
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Delta Air Lines, Inc. (Debtor and Debtor-in-Possession) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2005, and our report dated March 27, 2006 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning matters related to (i) the Company’s reorganization under Chapter 11 of the United States Bankruptcy Code and (ii) the Company’s ability to continue as a going concern.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 27, 2006

ITEM 9B.	OTHER INFORMATION.
      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) (1), (2). The financial statements required by this item are listed in the Index to Consolidated Financial Statements in this Form 10-K. The schedule required by this item is included in the Notes to the Consolidated Financial Statements.
           (3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.6 through 10.15(d) in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2006.

DELTA AIR LINES, INC.

By:	/s/ Gerald Grinstein

Gerald Grinstein
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gerald Grinstein Gerald Grinstein	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Edward H. Bastian Edward H. Bastian	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Edward H. Budd Edward H. Budd	Director

/s/ Domenico De Sole Domenico De Sole	Director

/s/ David R. Goode David R. Goode	Director

/s/ Patricia L. Higgins Patricia L. Higgins	Director

/s/ Arthur E. Johnson Arthur E. Johnson	Director

/s/ Karl J. Krapek Karl J. Krapek	Director

/s/ Paula Rosput Reynolds Paula Rosput Reynolds	Director

/s/ John F. Smith, Jr. John F. Smith, Jr.	Chairman of the Board

Kenneth B. Woodrow	Director

EXHIBIT INDEX

3.1	Delta’s Certificate of Incorporation (Filed as Exhibit 3.1 to Delta’s Current Report on Form 8-K as filed on May 23, 2005).*
3.2	Delta’s By-Laws (Filed as Exhibit 3 to Delta’s Current Report on Form 8-K as filed on May 23, 2005).*
4.1	Rights Agreement dated as of October 24, 1996, between Delta and First Chicago Trust Company of New York, as Rights Agent, as amended by Amendment No. 1 thereto dated as of July 22, 1999 (Filed as Exhibit 1 to Delta’s Form 8-A/A Registration Statement dated November 4, 1996, and Exhibit 3 to Delta’s Amendment No. 1 to Form 8-A/A Registration Statement dated July 30, 1999).*
4.2	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock and Series D Junior Participating Preferred Stock (Filed as part of Exhibit 3.1 to Delta’s Current Report on Form 8-K as filed on May 23, 2005).*
4.3	Indenture dated as of March 1, 1983, between Delta and The Citizens and Southern National Bank, as trustee, as supplemented by the First and Second Supplemental Indentures thereto dated as of January 27, 1986 and May 26, 1989, respectively (Filed as Exhibit 4 to Delta’s Registration Statement on Form S-3 (Registration No. 2-82412), Exhibit 4(b) to Delta’s Registration Statement on Form S-3 (Registration No. 33-2972), and Exhibit 4.5 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1989).*
4.4	Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*
4.5	Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta’s Registration Statement on Form S-3 (Registration No. 33-34523)).*
4.6	First Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.7 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*
4.7	Indenture dated as of May 1, 1991, between Delta and The Citizens and Southern National Bank of Florida, as Trustee (Filed as Exhibit 4 to Delta’s Registration Statement on Form S-3 (Registration No. 33-40190)).*
Delta is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 2022 between Boeing and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.2	Purchase Agreement No. 2025 between Boeing and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.3	Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between Boeing and Delta (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.4	Aircraft General Terms Agreement between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

10.5(a)	Secured Super-Priority Debtor in Possession Credit Agreement dated as of September 16, 2005 among Delta Air Lines, Inc., a Debtor and Debtor in Possession, as Borrower, the other Credit Parties signatory thereto, each Debtor and Debtor in Possession, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Lender (“Secured Super-Priority Debtor-in-Possession Credit Agreement”) (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.5(b)	Amendment No. 1 to Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of October 7, 2005 (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.6	Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta’s Proxy Statement dated September 15, 2000).*
10.7	First Amendment to Delta 2000 Performance Compensation Plan, effective April 25, 2003 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.8	2002 Delta Excess Benefit Plan (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.9	2002 Delta Supplemental Excess Benefit Plan (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.10	Form of Excess Benefit Agreement between Delta and its officers (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.11	Form of Non-Qualified Benefit Agreement (Filed as Exhibit 10.19 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.12	Directors’ Deferred Compensation Plan, as amended (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.13	Delta’s Non-Employee Directors’ Stock Plan (Filed as Exhibit 4.5 to Delta’s Registration Statement on Form S-8 (Registration No. 33-65391)).*
10.14	Delta’s Non-Employee Directors’ Stock Option Plan, as amended (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.15(a)	Delta Air Lines, Inc. Director and Officer Severance Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on February 23, 2006).*
10.15(b)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Nonpilot).
10.15(c)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Pilot).
10.15(d)	Form of Acknowledgement of Ineligibility for Severance Benefits Under Any Delta Plan or Program, as executed by Messrs. Grinstein and Whitehurst.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

 *Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Delta Air Lines, Inc.
Atlanta, Georgia
      We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (Debtor and Debtor-in-Possession) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareowners’ deficit for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Air Lines, Inc. (Debtor and Debtor-in-Possession) and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Notes 1 and 2, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareowner accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses, labor issues and its bankruptcy filing result in uncertainty regarding the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, and raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 27, 2006

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets
December 31, 2005 and 2004

ASSETS
(in millions)	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$2,008	$1,463
Short-term investments	—	336
Restricted cash	870	348
Accounts receivable, net of an allowance for uncollectible accounts of $41 and $38 at December 31, 2005 and 2004, respectively	819	696
Expendable parts and supplies inventories, net of an allowance for obsolescence of $201 and $184 at December 31, 2005 and 2004, respectively	172	203
Deferred income taxes, net	99	35
Prepaid expenses and other	512	525

Total current assets	4,480	3,606

PROPERTY AND EQUIPMENT:
Flight equipment	18,591	20,627
Accumulated depreciation	(6,621)	(6,612)

Flight equipment, net	11,970	14,015

Flight and ground equipment under capital leases	535	717
Accumulated amortization	(213)	(364)

Flight and ground equipment under capital leases, net	322	353

Ground property and equipment	4,791	4,805
Accumulated depreciation	(2,847)	(2,706)

Ground property and equipment, net	1,944	2,099

Advance payments for equipment	44	89

Total property and equipment, net	14,280	16,556

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization of $189 and $185 at December 31, 2005 and 2004, respectively	74	79
Restricted investments for Boston airport terminal project	46	127
Other noncurrent assets	932	1,206

Total other assets	1,279	1,639

Total assets	$20,039	$21,801

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets
December 31, 2005 and 2004

LIABILITIES AND SHAREOWNERS’ DEFICIT
(in millions, except share data)	2005	2004

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,186	$893
Accounts payable, deferred credits and other accrued liabilities	1,407	1,560
Air traffic liability	1,712	1,567
Taxes payable	525	499
Accrued salaries and related benefits	435	1,151
Accrued rent	—	271

Total current liabilities	5,265	5,941

NONCURRENT LIABILITIES:
Long-term debt and capital leases	6,557	12,507
Long-term debt issued by Massachusetts Port Authority	—	498
Postretirement benefits	—	1,771
Accrued rent	—	633
Pension and related benefits	—	5,099
Other	299	340

Total noncurrent liabilities	6,856	20,848

DEFERRED CREDITS:
Deferred gains on sale and leaseback transactions	—	376
Deferred revenue and other credits	186	155

Total deferred credits	186	531

LIABILITIES SUBJECT TO COMPROMISE (Note 1)	17,380	—
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 5, 8, 9 and 10)
EMPLOYEE STOCK OWNERSHIP PLAN
PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value, $72.00 stated and liquidation value; 4,667,568 and 5,417,735 shares issued and outstanding at December 31, 2005 and 2004, respectively	336	390
Unearned compensation under employee stock ownership plan	(89)	(113)

Total Employee Stock Ownership Plan Preferred Stock	247	277

SHAREOWNERS’ DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648 shares issued at December 31, 2005; and $1.50 par value, 450,000,000 shares authorized, 190,745,445 shares issued at December 31, 2004	2	286
Additional paid-in capital	1,635	3,052
Accumulated deficit	(8,209)	(4,373)
Accumulated other comprehensive loss	(2,722)	(2,358)
Treasury stock at cost, 12,738,630 shares at December 31, 2005, and 50,915,002 shares at December 31, 2004	(601)	(2,403)

Total shareowners’ deficit	(9,895)	(5,796)

Total liabilities and shareowners’ deficit	$20,039	$21,801

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

(in millions, except per share data)	2005	2004	2003

OPERATING REVENUES:
Passenger:
Mainline	$11,399	$10,880	$10,393
Regional affiliates	3,225	2,910	2,629
Cargo	524	500	467
Other, net	1,043	945	819

Total operating revenues	16,191	15,235	14,308
OPERATING EXPENSES:
Salaries and related costs	5,058	6,338	6,342
Aircraft fuel	4,271	2,924	1,938
Depreciation and amortization	1,273	1,244	1,230
Contracted services	1,096	999	886
Contract carrier arrangements	1,318	932	784
Landing fees and other rents	863	875	858
Aircraft maintenance materials and outside repairs	776	681	630
Aircraft rent	541	716	727
Passenger commissions and other selling expenses	948	939	911
Passenger service	345	349	325
Impairment of intangible assets	—	1,875	—
Restructuring, asset writedowns, pension settlements and related items, net	888	(41)	268
Appropriations Act reimbursements	—	—	(398)
Other	815	712	592

Total operating expenses	18,192	18,543	15,093

OPERATING LOSS	(2,001)	(3,308)	(785)

OTHER INCOME (EXPENSE):
Interest expense (contractual interest expense equals $1,169 for the year ended December 31, 2005)	(1,032)	(824)	(757)
Interest income	59	37	36
(Loss) gain from sale of investments, net	(1)	123	321
Gain from extinguishment of debt, net	—	9	—
Fair value adjustments of SFAS 133 derivatives	1	(31)	(9)
Miscellaneous (expense) income, net	(1)	2	5

Total other expense, net	(974)	(684)	(404)

LOSS BEFORE REORGANIZATION ITEMS, NET	(2,975)	(3,992)	(1,189)
REORGANIZATION ITEMS, NET (Note 1)	(884)	—	—

LOSS BEFORE INCOME TAXES	(3,859)	(3,992)	(1,189)
INCOME TAX BENEFIT (PROVISION)	41	(1,206)	416

NET LOSS	(3,818)	(5,198)	(773)
PREFERRED STOCK DIVIDENDS	(18)	(19)	(17)

NET LOSS ATTRIBUTABLE TO COMMON SHAREOWNERS	$(3,836)	$(5,217)	$(790)

BASIC AND DILUTED LOSS PER SHARE	$(23.75)	$(41.07)	$(6.40)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

(in millions)	2005	2004	2003

Cash Flows From Operating Activities:
Net loss	$(3,818)	$(5,198)	$(773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset and other writedowns	14	1,915	47
Depreciation and amortization	1,273	1,244	1,230
Deferred income taxes	(41)	1,206	(416)
Pension, postretirement and postemployment expense in excess of (less than) payments	896	(121)	532
Reorganization items	884	—	—
Gain on extinguishment of debt, net	(9)	(9)	—
Dividends in excess of income from equity method investments	—	—	30
Loss (gain) from sale of investments, net	1	(123)	(321)
Changes in certain current assets and liabilities:
Decrease (increase) in short-term investments, net	336	204	(311)
(Increase) decrease in receivables	(122)	(27)	317
Increase in prepaid expenses and other current assets	(67)	(151)	(90)
Increase in air traffic liability	145	259	38
Increase (decrease) in other payables, deferred credits and accrued liabilities	667	(233)	(276)
Other, net	16	26	237

Net cash provided by (used in) operating activities	175	(1,008)	244

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(570)	(373)	(382)
Ground property and equipment, including technology	(244)	(387)	(362)
Decrease in restricted investments related to the Boston airport terminal project	81	159	131
Proceeds from sales of flight equipment	425	234	15
Proceeds from sale of wholly owned subsidiary, net of cash remaining with subsidiary	417	—	—
Proceeds from sales of investments	1	146	325
Increase in restricted cash	(578)	(115)	(102)
Other, net	8	1	13

Net cash used in investing activities	(460)	(335)	(362)

Cash Flows From Financing Activities:
Proceeds from long-term obligations	295	2,123	1,774
Proceeds from DIP financing	2,250	—	—
Payments on long-term debt and capital lease obligations	(1,615)	(1,452)	(802)
Payments on DIP financing	(50)	—	—
Make-whole payments on extinguishment of ESOP Notes	—	—	(15)
Payment on termination of accounts receivable securitization	—	—	(250)
Cash dividends	—	—	(19)
Other, net	(50)	(35)	(140)

Net cash provided by financing activities	830	636	548

Net Increase (Decrease) In Cash and Cash Equivalents	545	(707)	430
Cash and cash equivalents at beginning of year	1,463	2,170	1,740

Cash and cash equivalents at end of year	$2,008	$1,463	$2,170

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$783	$768	$715
Income taxes	$2	$—	$(402)

Non-cash transactions:
Aircraft delivered under seller-financing	$251	$314	$718
Dividends payable on ESOP preferred stock	$15	$22	$13
Current maturities of long-term debt exchanged for shares of common stock	$45	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Statements of Shareowners’ (Deficit) Equity
For the years ended December 31, 2005, 2004 and 2003

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
(in millions, except share data)	Stock	Capital	Deficit	Loss	Stock	Total

Balance at December 31, 2002	$271	$3,263	$1,639	$(1,562)	$(2,718)	$893

Comprehensive loss:
Net loss	—	—	(773)	—	—	(773)
Other comprehensive loss	—	—	—	(776)	—	(776)

Total comprehensive loss (See Note 14)						(1,549)
SAB 51 gain related to Orbitz, net of tax (See Note 18)	—	18	—	—	—	18
Dividends on common stock ($0.05 per share)	—	—	(5)	—	—	(5)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(17)	—	—	(17)
Transfer of 144,874 shares of common from Treasury under stock incentive plan and other equity plans ($47.20 per share(1))	—	(6)	—	—	7	1
Transfer of 73,252 shares of common from Treasury under ESOP ($47.20 per share(1))	—	(3)	—	—	3	—

Balance at December 31, 2003	271	3,272	844	(2,338)	(2,708)	(659)

Comprehensive loss:
Net loss	—	—	(5,198)	—	—	(5,198)
Other comprehensive loss	—	—	—	(20)	—	(20)

Total comprehensive loss (See Note 14)						(5,218)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(19)	—	—	(19)
Transfer of 113,672 shares of common from Treasury under stock incentive and other equity plans ($47.20 per share(1))	—	(5)	—	—	5	—
Transfer of 6,330,551 shares of common from Treasury under ESOP ($47.20 per share(1))	—	(266)	—	—	299	33
Issuance of 9,842,778 shares of common stock related to Delta’s transformation plan ($6.98 per share)	15	53	—	—	—	68
Other	—	(2)	—	—	1	(1)

Balance at December 31, 2004	286	3,052	(4,373)	(2,358)	(2,403)	(5,796)

Comprehensive loss:
Net loss	—	—	(3,818)	—	—	(3,818)
Other comprehensive loss	—	—	—	(364)	—	(364)

Total comprehensive loss (See Note 14)						(4,182)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(18)	—	—	(18)
Transfer of 34,378 shares of common from Treasury under stock incentive and other equity plans ($47.20 per share(1))	—	(2)	—	—	2	—
Transfer of 38,140,673 shares of common from Treasury under ESOP ($47.20 per share(1))	—	(1,738)	—	—	1,800	62
Issuance of 11,336,203 shares of common stock related to Delta’s transformation plan ($3.40 per share)	5	34	—	—	—	39
Amendment to Certificate of Incorporation to increase number of authorized shares of common stock from 450 million to 900 million and to decrease par value from $1.50 per share to $.01 per share	(289)	289	—	—	—	—

Balance at December 31, 2005	$2	$1,635	$(8,209)	$(2,722)	$(601)	$(9,895)

(1)	Average price per share
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Chapter 11 Proceedings

General Information
      Delta Air Lines, Inc., a Delaware corporation, is a major air carrier that provides air transportation for passengers and cargo throughout the U.S. and around the world. Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries, including Comair, Inc. (“Comair”), which are collectively referred to as Delta.
      On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.”
      Since the Petition Date, the Bankruptcy Court has approved various motions that facilitate our continuation of normal operations. The Bankruptcy Court’s orders authorize us, among other things, in our discretion to: (1) provide employee wages, healthcare coverage, vacation, sick leave and similar benefits without interruption; (2) honor obligations arising prior to the Petition Date (“pre-petition obligations”) to customers and continue customer service programs, including Delta’s SkyMiles frequent flyer program; (3) pay for fuel under existing fuel supply contracts and honor existing fuel supply, distribution and storage agreements; (4) honor pre-petition obligations related to our interline, clearinghouse, code sharing and other similar agreements; (5) pay pre-petition obligations to foreign vendors, foreign service providers and foreign governments; and (6) continue maintenance of existing bank accounts and existing cash management systems.
      The Debtors are operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
      Our business plan is intended to make Delta a simpler, more efficient and customer focused airline with an improved financial condition. As part of our Chapter 11 reorganization, we are seeking $3 billion in annual financial benefits (revenue enhancements and cost reductions) by the end of 2007 from revenue and network improvements; savings to be achieved through the Chapter 11 restructuring process; and reduced Mainline employee cost. This amount is in addition to the $5 billion in annual financial benefits we are on schedule to achieve by the end of 2006, as compared to 2002, under the transformation plan we announced in 2004.
      Components of the $3 billion in annual financial benefits we are seeking by the end of 2007 include:
      Revenue and Network Productivity Improvements. Our business plan targets $1.1 billion in benefits to be realized annually through revenue and network productivity improvements. Key initiatives include:

•	achieving financial benefits from the simplification of our aircraft fleet, including retiring four fleet types by the end of 2006, two of which we retired in January 2006;

•	right-sizing capacity to better meet customer demand, including utilizing smaller aircraft in domestic operations, resulting in a reduction of domestic Mainline capacity by 15-20% as compared to 2005 due to over-capacity in the U.S. market;

•	growing international presence by shifting wide-body aircraft from domestic to international operations, resulting in an increase of approximately 20% in international capacity in 2006 as compared to 2005 to pursue routes with greater profit potential; and

•	increasing point-to-point flying and right-sizing and simplifying our domestic hubs to achieve a greater local traffic mix.
      In-Court Restructuring. Our business plan includes a target of $970 million of cost reductions to be realized annually through in-court restructuring initiatives such as debt relief, lease and facility savings,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aircraft lease rejections and negotiations, restructuring of vendor contracts and changes to retiree medical benefits.
      Competitive Employment Costs. Our business plan targeted $930 million of benefits to be realized annually through reduced employment costs. These reductions are planned to result from changes to pay and benefits for our employees, as well as employee productivity improvements, outsourcing and overhead reductions. We originally targeted ongoing, annual labor cost reductions of $325 million from our pilot workforce, but have reduced the requested amount to $305 million in our effort to reach a consensual agreement with the Air Line Pilots Association, International (“ALPA”), the collective bargaining representative of Delta’s pilots. See “Rejection of Collective Bargaining Agreements” below for further information.
      Notices to Creditors; Effect of Automatic Stay. Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
      Appointment of Creditors Committee. As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The Creditors Committee has been generally supportive of the Debtors’ positions on various matters; however, there can be no assurance that the Creditors Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on the Debtors’ plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.
      Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently July 11, 2006 and subject to further extension by the Bankruptcy Court) or the date of the conclusion of a disclosure statement hearing in conjunction with a plan of reorganization. In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.
      Any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.
      We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” below).
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
      Section 1110 effectively shortens the automatic stay period to 60 days with respect to Section 1110 eligible aircraft, engines and related equipment, subject to the following two conditions. First, the debtor may extend the 60-day period by agreement of the relevant financing party, with court approval. Alternatively, the debtor may elect, with court approval, to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code (which does not preclude later rejecting any related lease). In the absence of either such arrangement, the financing party may take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.
      The 60-day period under Section 1110 expired on November 14, 2005. We have entered into agreements to extend the automatic stay or elected to perform under the applicable financing with respect to a substantial number of the aircraft in our fleet. While we have reached agreement with respect to certain of our aircraft obligations and are negotiating with respect to many of our other aircraft obligations, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent we are unable to reach definitive agreements with aircraft financing parties, those parties may seek to repossess aircraft. The loss of a significant number of aircraft could result in a material adverse effect on our financial and operating performance.
      Request for Adequate Protection. Certain aircraft financing parties have filed motions with the Bankruptcy Court seeking adequate protection against the risk that their aircraft collateral could lose value while in the possession of or while being used by the Debtors. The Bankruptcy Court could determine that such parties are not adequately protected and that the Debtors must pay certain amounts, which could be material, in order to continue using the equipment.
      Rejection of Collective Bargaining Agreements. Section 1113 of the Bankruptcy Code permits a debtor to reject its collective bargaining agreements (“CBAs”) with its unions if the debtor first satisfies several statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection. The debtor must make a proposal to modify its existing CBAs based on the most complete and reliable information available at the time, must bargain in good faith and must share relevant information with its unions. The proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all affected parties are treated fairly and equitably relative to the creditors and the debtor. Rejection is appropriate if the unions refuse to agree to the debtors’ necessary proposals “without good cause” and the balance of the equities favors rejection.
      We have been and continue to be in negotiations with ALPA to reduce our pilot labor costs as required under our business plan. Because we were not able to reach a consensual agreement with ALPA, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject Delta’s collective bargaining agreement with ALPA.
      In December 2005, we reached an interim agreement with ALPA, which was approved by the Bankruptcy Court and ratified by Delta’s pilots. The interim agreement provides for, among other things, a reduction in (1) hourly pilot wage rates of 14% and (2) other pilot pay and cost items equivalent to approximately an additional 1% hourly wage reduction. These reductions became effective December 15, 2005, and remain in effect until the earlier of (1) our entering into a comprehensive agreement with ALPA on changes to the pilot collective bargaining agreement; or (2) the time that the neutral panel described

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
below issues its final order as to whether Delta is authorized to reject the pilot collective bargaining agreement under the legal standards of Section 1113 of the Bankruptcy Code.
      The interim agreement provides that Delta and ALPA will seek to negotiate a tentative comprehensive agreement, and establishes the following time limits (“March 2006 time limits”) for reaching that agreement: (1) March 1, 2006, for the parties’ negotiating committees to reach a tentative agreement; (2) March 8, 2006, for approval by the ALPA Master Executive Council; and (3) March 22, 2006, for pilot ratification. Because the first of the March 2006 time limits was not met, pursuant to our interim agreement with ALPA, the matter at issue in Delta’s Section 1113 motion has been submitted to a mutually agreed upon, neutral panel of three experts in airline labor matters for a binding decision on that issue. The interim agreement provides that the panel’s decision must be issued no later than 45 days after the failure to meet the applicable March 2006 time limit, which is April 15, 2006. We cannot predict the outcome of the neutral panel’s decision as to whether or not we would be authorized to reject the collective bargaining agreement.
      Comair has been and continues to be in negotiations with the International Brotherhood of Teamsters (“IBT”), the collective bargaining representative of Comair’s flight attendants, to reduce Comair’s flight attendant labor costs. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT.
      See Note 10 for additional information about these and related subjects.
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
      The Bankruptcy Court directed the appointment of two separate retiree committees under Section 1114, one to serve as the authorized representative of nonpilot retirees, and the other to serve as the authorized representative of pilot retirees. We have not yet made any proposal to modify retiree benefits for either nonpilots or pilots that we believe are Covered Benefits.
      Magnitude of Potential Claims. The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
      Costs of Reorganization. We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. For additional information, see “Reorganization Items, net” in this Note.
      Effect of Filing on Creditors and Shareowners. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. As discussed below, if the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.
      Notice and Hearing Procedures for Trading in Claims and Equity Securities. The Bankruptcy Court issued a final order to assist us in preserving our net operating losses (the “NOL Order”). The NOL Order provides for certain notice and hearing procedures regarding trading in our common stock. It also provides a mechanism by which certain holders of claims may be required to sell some of their holdings in connection with implementation of a plan of reorganization.
      Under the NOL Order, any person or entity that (1) is a Substantial Equityholder (as defined below) and intends to purchase or sell or otherwise acquire or dispose of Tax Ownership (as defined in the NOL Order) of any shares of our common stock, or (2) may become a Substantial Equityholder as a result of the purchase or other acquisition of Tax Ownership of shares of our common stock, must provide advance notice of the proposed transaction to the Bankruptcy Court, to us and to the Creditors Committee. A “Substantial Equityholder” is any person or entity that has Tax Ownership of at least nine million shares of our common stock. The proposed transaction may not be consummated unless written approval is received from us within the 15 day period following our receipt of the notice. A transaction entered into in violation of these procedures will be void as a violation of the automatic stay under Section 362 of the Bankruptcy Code and may subject the participant to other sanctions. The NOL Order also requires that each Substantial Equityholder file with the Bankruptcy Court and serve on us a notice identifying itself. Failure to comply with this requirement also may result in the imposition of sanctions.
      Under the NOL Order, any person or entity that (1) is a Substantial Claimholder (as defined below) and intends to purchase or otherwise acquire Tax Ownership of certain additional claims against us, or (2) may become a Substantial Claimholder as a result of the purchase or other acquisition of Tax Ownership of claims against us, must serve on the Creditors Committee a notice in which such claimholder consents to the procedures set forth in the NOL Order. A “Substantial Claimholder” is any person or entity that has Tax Ownership of claims against us equal to or exceeding $200 million (an amount that could be increased in the future). Under the NOL Order, Substantial Claimholders may be required to sell certain claims against us if the Bankruptcy Court so orders in connection with our filing of a plan of reorganization. Other restrictions on trading in claims may also apply following our filing of a plan of reorganization.
      Process for Plan of Reorganization. In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
      The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. The Bankruptcy Court has extended these periods until July 11, 2006 and September 9, 2006, respectively, and these periods may be extended further by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
      Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan of reorganization even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan of reorganization on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan of reorganization notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, or common stock). Generally, with respect to common stock interests, a plan of reorganization may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.
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

Liabilities Subject to Compromise
      The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet as of December 31, 2005:

December 31,
(in millions)	2005

Pension, postretirement and other benefits	$8,652
Debt and accrued interest	5,843
Aircraft lease related obligations	1,740
Accounts payable and other accrued liabilities	1,145

Total liabilities subject to compromise	$17,380

      Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent our current estimate of known or potential pre-petition obligations to be resolved in connection with our Chapter 11 proceedings.
      Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. In light of the expected large number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Items, net
      Reorganization items refers to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings. The following table

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summarizes the components included in reorganization items, net on our Consolidated Statements of Operations for the year ended December 31, 2005:

Year Ended
December 31,
(in millions)	2005

Aircraft lease rejections, renegotiations and repossessions(1)(2)	$611
Debt issuance and discount costs(3)	163
Facility leases(2)(4)	88
Professional fees	39
Interest income	(17)

Total reorganization items, net	$884

(1)	Estimated allowed claims from our rejection of the leases for 50 aircraft, the renegotiation of the leases for seven aircraft and the repossession of 15 aircraft.
(2)	We record an estimated claim associated with the rejection of an executory contract or unexpired lease when we file a motion with the Bankruptcy Court to reject such contract or lease and believe that it is probable the motion will be approved. We record an estimated claim associated with the renegotiation of an executory contract or unexpired lease when the renegotiated terms of such contract or lease are not opposed or are otherwise approved by the Bankruptcy Court and there is sufficient information to estimate the claim.
(3)	Reflects the write-off of certain debt issuance costs and premiums in conjunction with valuing unsecured and undersecured debt.
(4)	Estimated allowed claims associated with facility leases and related bond obligations.
     Claims related to reorganization items are reflected in liabilities subject to compromise in our Consolidated Balance Sheet as of December 31, 2005.
      From the Petition Date through December 31, 2005, we received approximately $15 million in interest income from the preservation of cash, which was partially offset by payments of $6 million in professional fees related to our Chapter 11 proceedings.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, we do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.
      As a result of sustained losses, labor issues and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.
      The accompanying Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.
      We have eliminated all material intercompany transactions in our Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. During 2005, 2004 and 2003, we did not control any company in which we had an ownership interest of 50% or less.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at December 31, 2005 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 1).
      While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Consolidated Financial Statements. Moreover, a plan of reorganization could materially change the amounts and classifications in the historical Consolidated Financial Statements.

Reclassifications
      We sell mileage credits in our SkyMiles frequent flyer program to participating partners, such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred. We amortize the deferred revenue on a straight-line basis over the period when transportation is expected to be provided. For the year ended December 31, 2005, the majority of the revenue from the sale of mileage credits, including the amortization of deferred revenue, is recorded in passenger revenue on our Consolidated Statements of Operations; the remaining portion is recorded as other revenue. Prior to 2005, the remaining portion was classified as an offset to selling expenses. We have reclassified prior period amounts to be consistent with the current year presentation. These reclassifications resulted in an increase to other, net revenues as well as passenger commissions and other selling expenses of $233 million and $221 million for the years ended December 31, 2004 and 2003, respectively. Operating and net loss did not change for any period presented. We believe this reclassification enhances the comparability of other, net revenues, as well as passenger commissions and other selling expenses, on our Consolidated Statements of Operations.
      For the year ended December 31, 2005, we classified changes in restricted cash on our Consolidated Statement of Cash Flows as an investing activity. Prior to 2005, we presented such changes as an operating activity. We have reclassified prior period amounts to be consistent with the current year presentation. These reclassifications resulted in an increase to cash flows from operating activities and a corresponding decrease to cash flows from investing activities of $115 million for the year ended December 31, 2004, and $102 million for the year ended December 31, 2003.
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

New Accounting Standards
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for us as of January 1, 2006 and will impact how we report future changes in accounting, if any, on our Consolidated Financial Statements.
      In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Our adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires an entity to recognize compensation expense in an amount equal to the fair value of its share based payments, such as stock options granted to employees. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We adopted SFAS 123R on January 1, 2006, as required. Based on stock based awards outstanding as of that date, we estimate that related compensation expense will be approximately $50 million and $20 million for the years ending December 31, 2006 and 2007, respectively.
      In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). Beginning in 2006, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare. We have determined that the federal subsidy to be provided under the Medicare Act will not have an impact on our postretirement benefit plans. We believe, however, that the new prescription drug benefit that will be provided under Medicare will reduce our future claims costs under our postretirement benefit plans. See Note 12 for additional information about the impact of the Medicare Act.
      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted earnings per Share” (“EITF 04-08”). This EITF requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share. See Note 19 for additional information about the impact of EITF 04-08 on our Consolidated Financial Statements.
      During 2003, we adopted the following accounting standards, which did not have a material impact on our Consolidated Financial Statements:

•	SFAS No 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, and amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132R”) (See Note 12 for disclosures required under SFAS 132R).

•	EITF 01-08, “Determining Whether an Arrangement Contains a Lease” (see Note 9),

•	SFAS No 143, “Accounting for Asset Retirement Obligations,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities;” SFAS No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;” and FIN 46, “Consolidation of Variable Interest Entities.”

Cash and Cash Equivalents
      We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Cash

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and cash equivalents as of December 31, 2005 include approximately $155 million, which is set aside for the payment of certain operational taxes and fees to governmental authorities.
      Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue, which have not been presented for payment, are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. These amounts totaled $66 million and $63 million at December 31, 2005 and 2004, respectively.

Short-Term Investments
      At December 31, 2005, we did not have any short-term investments. At December 31, 2004, our short-term investments were comprised of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we account for these investments as trading securities. For additional information about trading securities, see “Investments in Debt and Equity Securities” in this Note.

Restricted Assets
      We have restricted cash, which primarily relates to cash held as collateral by credit card processors and interline clearinghouses and to support certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $870 million and $348 million at December 31, 2005 and 2004, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $58 million and $2 million at December 31, 2005 and 2004, respectively.
      We have restricted investments for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. Restricted investments included in other assets on our Consolidated Balance Sheets totaled $46 and $127 million at December 31, 2005 and 2004, respectively.

Derivative Financial Instruments
      We account for derivative financial instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These derivative instruments include fuel hedge contracts, interest rate swap agreements and equity warrants and other similar rights in certain companies (see Note 6).

Fuel Hedge Contracts
      We periodically enter into fuel hedge contracts that qualify for hedge accounting as cash flow hedges under SFAS 133. For these types of hedges, we record the fair value of our fuel hedge contracts on our Consolidated Balance Sheets and regularly adjust the balances to reflect changes in the fair values of those contracts.
      Effective gains or losses related to the fair value adjustments of fuel hedge contracts are recorded in shareowners’ deficit as a component of accumulated other comprehensive loss. These gains or losses are recognized in aircraft fuel expense when the related aircraft fuel purchases being hedged are consumed. However, to the extent that the change in fair value of a fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel being hedged, the ineffective portion of the hedge is immediately recognized as a fair value adjustment of SFAS 133 derivatives in other income (expense) on our Consolidated Statements of Operations. In calculating the ineffective portion of a fuel hedge contract, we include all changes in the fair value attributable to the time value component and recognize the amount in other income (expense) during the life of the contract.

Interest Rate Swap Agreements
      We record interest rate swap agreements that qualify as fair value hedges under SFAS 133 at their fair value on our Consolidated Balance Sheets and adjust these amounts and the related debt to reflect changes in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Revenue Recognition

Passenger Revenues
      We record sales of passenger tickets as air traffic liabilities on our Consolidated Balance Sheets. Passenger revenues are recognized when we provide transportation, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period in which the evaluations are completed.
      We sell mileage credits in our SkyMiles frequent flyer program to participating partners such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred. We amortize the deferred revenue on a straight-line basis over the period when transportation is expected to be provided. The majority of the revenue from the sale of mileage credits, including the amortization of deferred revenue, is recorded in passenger revenue on our Consolidated Statements of Operations; the remaining portion is recognized in income currently, and is classified as other revenue.

Cargo Revenues
      Cargo revenues are recognized in our Consolidated Statements of Operations when we provide the transportation.

Other, net
      Other, net revenue includes revenue from (1) a portion of the sale of mileage credits, discussed above, (2) codeshare agreements with certain airlines, and (3) other miscellaneous service revenue. Under our codeshare agreements, we sell seats on other airlines’ flights and they sell seats on our flights, with each airline separately marketing its respective seats. The revenue from our sale of codeshare seats on other airlines, and the direct costs incurred in marketing those seats, are recorded in other, net in operating revenues on our Consolidated Statements of Operations. Our revenue from other airlines’ sale of codeshare seats on our flights is recorded in passenger revenue on our Consolidated Statements of Operations.

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

Asset Classification	Estimated Useful Life

Owned flight equipment	10-25 years
Flight and ground equipment under capital lease	Shorter of lease term or useful life
Ground property and equipment	3-10 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets once they are classified as held for sale.
      To determine impairments for aircraft used in operations, we group assets at the fleet type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of passenger yield, fuel costs, labor costs and other relevant factors. If impairment occurs, the amount of the impairment loss recognized is the amount by which the carrying amount of the aircraft exceeds the estimated fair value. Aircraft fair values are estimated by management using published sources, appraisals and bids received from third parties, as available. See Note 16 for additional information about asset impairments.

Goodwill and Intangible Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is December 31. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. Our leasehold and operating rights have definite useful lives and are amortized over their respective lease terms, which range from nine to 19 years.
      We had one reporting unit with assigned goodwill at December 31, 2005 and 2004. In evaluating our goodwill for impairment, we first compare the reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) market multiple and recent transaction values of peer companies and (2) projected discounted future cash flows, if reasonably estimable. In applying the projected discounted future cash flow methodology, we (1) estimate the reporting unit’s future cash flows based on capacity, passenger yield, traffic, operating costs and other relevant factors and (2) discount those cash flows based on the reporting unit’s weighted average cost of capital. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value.
      We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.
      See Note 7 for additional information about the goodwill and intangible assets impairment charges recorded during 2004.

Interest Capitalized
      We capitalize interest on advance payments for the acquisition of new aircraft and on construction of ground facilities as an additional cost of the related assets. Interest is capitalized at our weighted average interest rate on long-term debt or, if applicable, the interest rate related to specific asset financings. Interest capitalization ends when the equipment or facility is ready for service or its intended use. Capitalized interest totaled $9 million, $10 million and $12 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest Expense
      In accordance with SOP 90-7, we record interest expense only to the extent (1) interest will be paid during the Chapter 11 proceedings or (2) it is probable interest will be an allowed priority, secured, or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unsecured claim. Interest expense recorded on our Consolidated Statements of Operations totaled approximately $1.0 billion for the year ended December 31, 2005. Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during this period totaled approximately $1.2 billion.

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
      In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), we record SAB 51 gains (losses) as a component of shareowners’ deficit on our Consolidated Balance Sheets (see Note 18).

Income Taxes
      In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we account for deferred income taxes under the liability method. Under this method, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes on our Consolidated Balance Sheets (see Note 11).
      Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. We do not record tax benefits for any positions unless we believe it is probable these benefits will be sustained under such examinations. We regularly assess the potential outcomes of examinations. We believe the outcome of examinations will not have a material effect on our Consolidated Financial Statements. In the event the actual results differ from our estimates, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Investments in Debt and Equity Securities
      In accordance with SFAS 115, we record our investments classified as available-for-sale securities at fair value in other noncurrent assets on our Consolidated Balance Sheets. Any change in the fair value of these securities is recorded in accumulated other comprehensive income (loss), unless such change is a decline in value that is deemed to be other than temporary (see Note 4). We record our investments classified as trading securities at fair value in current assets on our Consolidated Balance Sheets and recognize changes in the fair value of these securities in other income (expense) on our Consolidated Statements of Operations.

Frequent Flyer Program
      We record a liability for the estimated incremental cost of flight awards which are earned under our SkyMiles frequent flyer program and expected to be redeemed for travel on Delta or other airline partners. Our incremental costs include (1) our system average cost per passenger for fuel, food and other direct passenger costs for awards to be redeemed on Delta and (2) contractual costs for awards to be redeemed on partner airlines. The liability is recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. We periodically record adjustments to this liability in other operating expenses on our Consolidated Statements of Operations based on awards earned, awards redeemed, changes in our estimated incremental costs and changes to the SkyMiles program.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Gains on Sale and Leaseback Transactions
      We amortize deferred gains on the sale and leaseback of property and equipment under operating leases over the lives of these leases. The amortization of these gains is recorded as a reduction to rent expense. Gains on the sale and leaseback of property and equipment under capital leases reduce the carrying value of the related assets.

Manufacturers’ Credits
      We periodically receive credits in connection with the acquisition of aircraft and engines. These credits are deferred until the aircraft and engines are delivered, and then applied on a pro rata basis as a reduction to the cost of the related equipment.

Maintenance Costs
      We record maintenance costs in operating expenses as they are incurred.

Inventories
      Inventories of expendable parts related to flight equipment are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence for the cost of these parts is provided over the remaining useful life of the related fleet.

Advertising Costs
      We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $164 million, $148 million and $135 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation
      We account for our stock-based compensation plans under the intrinsic value method in accordance with APB 25 and related interpretations. No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.
      The estimated fair values of stock options granted during the years ended December 31, 2005, 2004 and 2003 were derived using a Black-Scholes model. The assumptions used in the Black-Scholes model are based on the date when the stock options are granted. The following table includes the assumptions used in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimating fair values and the resulting weighted average fair value of a stock option granted in the periods presented:

	Stock Options Granted

Assumption	2005	2004	2003

Risk-free interest rate	3.8%	3.1%	2.2%
Average expected life of stock options (in years)	3.0	3.2	2.9
Expected volatility of common stock	73.6%	68.8%	66.4%
Weighted average fair value of a stock option granted	$2	$3	$5

      The following table shows what our net loss and loss per share would have been for the years ended December 31, 2005, 2004 and 2003 had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, using the assumptions in the table above:

(in millions, except per share data)	2005	2004	2003

Net loss:
As reported	$(3,818)	$(5,198)	$(773)
Deduct: total stock option compensation expense determined under the fair value based method, net of tax(1)	(108)	(38)	(33)

As adjusted for the fair value method under SFAS 123	$(3,926)	$(5,236)	$(806)

Basic and diluted loss per share:
As reported	$(23.75)	$(41.07)	$(6.40)
As adjusted for the fair value method under SFAS 123	$(24.42)	$(41.36)	$(6.66)

(1)	In 2004, we discontinued recording tax benefits for losses. Accordingly, there is no tax effect in 2005 and 2004.
     For additional information about our stock option plans and the motion we filed with the Bankruptcy Court seeking authority to reject the outstanding stock options issued under these plans, see Note 13. For additional information about new accounting standards related to stock-based compensation, see “New Accounting Standards” in this Note.

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
      The fair value of our total secured and unsecured debt, based primarily on quoted market values, was $10.5 billion at December 31, 2005 (which includes debt classified as liabilities subject to compromise), and $11.9 billion at December 31, 2004. For additional information about our debt, see Note 8.

Note 3.	Sale of ASA
      On September 7, 2005, we sold Atlantic Southeast Airlines, Inc. (“ASA”), our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”) for a purchase price of $425 million. In conjunction with this transaction, we amended our contract carrier agreements with ASA and SkyWest Airlines, Inc. (“SkyWest Airlines”), a wholly owned subsidiary of SkyWest, under which those regional airlines serve as Delta Connection carriers. The sale of ASA resulted in an immaterial gain that is being amortized over the life of our contract carrier agreement with ASA. For additional information on our contract carrier agreements with ASA and SkyWest Airlines, see Note 10.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At the closing of our sale of ASA, we received $350 million, representing $330 million of purchase price and $20 million related to aircraft deposits. As the result of our assumption of our contract carrier agreements with ASA and SkyWest Airlines in our Chapter 11 proceedings, on November 2, 2005, we received an additional $120 million, consisting of $90 million of deferred purchase price and $30 million in aircraft deposits. We may receive up to the remaining $5 million of deferred purchase price depending on resolution of a working capital adjustment. Upon the sale of ASA, we repaid, as required, $100 million of outstanding borrowings under a pre-petition credit facility. The remaining proceeds from our sale of ASA are available for general corporate purposes.
      Our sale of ASA included the following major classes of assets and liabilities:

September 7,
(in millions)	2005

Assets:
Current assets	$153
Flight equipment, net	1,555
Other property and equipment, net	61
Other assets	33

Total assets	$1,802

Liabilities:
Current maturities of long-term debt	$222
Other current liabilities	116
Long-term debt	1,002
Other noncurrent liabilities	8

Total liabilities	$1,348

      After the sale of ASA to SkyWest, the revenues and expenses related to our contract carrier agreement with ASA are reported as regional affiliates passenger revenues and contract carrier agreements, respectively, in our Consolidated Statements of Operations. Prior to the sale, expenses related to ASA were reported in the applicable expense line item in our Consolidated Statements of Operations.

Note 4.	Marketable and Other Equity Securities

Republic Airways Holdings, Inc. and Affiliates (“Republic Holdings”)
      We have contract carrier agreements with two subsidiaries of Republic Holdings — Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”). As part of these agreements, we received warrants to purchase Republic Holdings common stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005 and 2004, our investment in Republic Holdings consisted of the following:

			Number of
			Underlying
			Common		Carrying
			Shares		Values
	Expiration	Exercise Price Per
(in millions)(1)(2)	Date	Common Share	2005	2004	2005	2004

2002 Warrant	June 2012	$12.50	0.8	0.8	$7	$6
2003 Warrant (February)	February 2013	$13.00	0.4	0.4	3	3
2003 Warrant (October)	October 2013	$12.35	0.2	0.2	1	1
2004 Warrant (March)	March 2014	$12.35	0.3	0.3	2	2
2004 Warrant (December)	December 2014	$11.60	1.0	1.0	9	8
IPO Warrant	June 2014	$12.35	0.8	0.8	7	6

Total			3.5	3.5	$29	$26

(1)	Except per share data.
(2)	These warrants and the underlying shares of Republic Holdings common stock are not registered under the Securities Act of 1933; we have certain demand and piggyback registration rights relating to the underlying shares of common stock.
     These warrants were recorded at their fair values on the date received in other noncurrent assets on our Consolidated Balance Sheets. The fair values are primarily being recognized on a straight-line basis over a five year period in our Consolidated Statements of Operations. In accordance with SFAS 133, any changes in fair value are recorded in other income (expense) in our Consolidated Statements of Operations. The gains (losses) recorded from our investment in Republic Holdings were not material for any period presented.
      For additional information about our contract carrier agreements with Chautauqua and Shuttle America, see Note 10.

priceline.com Incorporated (“priceline”)
      We have an agreement with priceline under which we (1) provide ticket inventory that may be sold through priceline’s Internet-based e-commerce system and (2) received certain equity interests in priceline. We are required to provide priceline access to unpublished fares.
      At December 31, 2005 and 2004, our investment in priceline consisted of the following:

	Number of		Carrying
	Shares(2)		Values

(in millions)(1)	2005	2004	2005	2004

Series B Preferred Stock(3)	13,469	13,469	$13	$13
2001 Warrant(4)	0.8	0.8	7	10

Total			$20	$23

(1)	Except number of shares of Series B Preferred Stock.
(2)	We have certain registration rights relating to shares of priceline common stock we receive as dividends on the Series B Preferred Stock, or acquire from the exercise of the 2001 Warrant.
(3)	The Series B Preferred Stock is classified as an available-for-sale security under SFAS 115 and is recorded at face value, which approximates fair value, in other noncurrent assets on our Consolidated Balance Sheets. The Series B Preferred Stock, among other things, (1) bears an annual dividend per share of approximately six shares of priceline common stock and (2) is subject to mandatory redemption in February 2007 at $1,000 per share plus any dividends accrued or accumulated but not yet paid.
(4)	The 2001 Warrant is recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets. In accordance with SFAS 133, any changes in fair value are recorded in other income (expense) on our Consolidated Statements of Operations. This warrant expires in February 2007 and has an exercise price of $17.81.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The gains (losses) recorded from our investment in priceline were not material to our Consolidated Statements of Operations for any period presented.
      For additional information about our accounting policy for investments in equity securities and derivative financial instruments, see Note 2.
Note 5.     Risk Management

Aircraft Fuel Price Risk
      Our results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically purchase options and other similar derivative instruments and enter into forward contracts for the purchase of fuel. We do not enter into fuel hedge contracts for speculative purposes. We did not have any fuel hedge contracts at December 31, 2005 or 2004.

Interest Rate Risk
      Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations, cash portfolio, workers’ compensation obligations and pension, postemployment and postretirement benefits.
      Market risk associated with our long-term debt relates to the potential change in fair value of our fixed rate debt from a change in interest rates as well as the potential increase in interest expense on variable rate debt. At December 31, 2005 and 2004, approximately 44% and 39%, respectively, of our debt (including, at December 31, 2005, debt classified as liabilities subject to compromise) had a variable interest rate.
      Market risk associated with our cash portfolio relates to the potential change in interest income from a decrease in interest rates. Workers’ compensation obligation risk relates to the potential changes in our future obligations and expenses from a change in interest rates used to discount such obligations. Pension, postemployment and postretirement benefits risk relates to the potential changes in our benefit obligations, funding and expenses from a change in interest rates (see Note 12).
      From time to time, we may enter into interest rate swap agreements. We do not enter into interest rate swap agreements for speculative purposes. We did not have any interest rate swap agreements at December 31, 2005 and 2004.

Foreign Currency Exchange Risk
      We are subject to foreign currency exchange risk because we have revenues and expenses denominated in foreign currencies, primarily the euro, the British pound, and the Canadian dollar. To manage exchange rate risk, we attempt to execute both our international revenue and expense transactions in the same foreign currency, to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts. We do not enter into foreign currency hedge contracts for speculative purposes. We did not have any foreign currency hedge contracts at December 31, 2005 and 2004.

Credit Risk
      To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency exchange risk management programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of these programs and our relative market position with each counterparty. The credit exposure related to these programs was not significant at December 31, 2005 and 2004.
      Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services. The majority of these sales are processed through major credit card companies, resulting in accounts receivable which are subject to certain holdbacks by the credit card processors. We also have receivables from the sale of mileage credits to partners, such as credit card companies, hotels and car

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rental agencies that participate in our SkyMiles program. We believe that the credit risk associated with these receivables is minimal and that the allowance for uncollectible accounts that we have provided is appropriate.

Self-Insurance Risk
      We self-insure a portion of our losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our actual experience. A portion of our projected workers’ compensation liability is secured with restricted cash collateral (see Note 2).
Note 6.     Derivative Instruments
      We record all derivative instruments on our Consolidated Balance Sheets at fair value and recognize certain changes in these fair values in our Consolidated Statements of Operations.
      The impact of SFAS 133 on our Consolidated Statements of Operations is summarized as follows:

	Income (Expense)

	For the Years Ended
	December 31,

(in millions)	2005	2004	2003

Change in time value of fuel hedge contracts	$—	$(18)	$(75)
Ineffective portion of fuel hedge contracts	—	(10)	58
Fair value adjustment of equity rights	1	(3)	8

Total fair value adjustments(1)	$1	$(31)	$(9)

(1)	Fair value adjustments of SFAS 133 derivatives, net of tax, for 2003 were $(6) million. In 2004, we discontinued recording tax benefits for losses. Accordingly, there is no tax effect in 2005 and 2004.

Fuel Hedging Program
      On December 19, 2005 the Bankruptcy Court authorized us to enter into fuel hedging contracts for up to 30% of our monthly estimated fuel consumption. We may exceed the 30% limit with the approval of the Creditors Committee or the Bankruptcy Court. In February 2006, we received approval from the Creditors Committee to hedge up to 50% of our estimated 2006 aggregate fuel consumption, with no single month exceeding 80% of our estimated fuel consumption. We also agreed that we would not enter into any fuel hedging contracts that extend beyond December 31, 2006 without additional approval from the Creditors Committee or the Bankruptcy Court.
      Because there is not a readily available market for derivatives in aircraft fuel, we periodically use heating and crude oil derivative contracts to manage our exposure to changes in aircraft fuel prices. Changes in the fair value of these contracts (fuel hedge contracts) are highly correlated to changes in aircraft fuel prices.
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
      We did not have any fuel hedge contracts at December 31, 2005 or 2004. For the month of February 2006, we hedged approximately 26% of our fuel needs and recorded a gain of $1.2 million upon settlement of these hedges. See Note 2 for information about our accounting policy for fuel hedge contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Warrants and Other Similar Rights
      We own equity warrants and other similar rights in certain companies, primarily Republic Holdings and priceline. The fair value of these rights was $37 million at December 31, 2005 and 2004. See Note 2 and 4 for information about our accounting policy for and ownership of these rights, respectively.
Note 7.     Goodwill and Other Intangible Assets
      The following table includes the components of goodwill at December 31, 2005, 2004 and 2003, and the activity during 2004:

	Reporting Unit

(in millions)	Mainline	ASA	Comair	Total

Balance at December 31, 2003	$227	$498	$1,367	$2,092
Impairment charge	—	(498)	(1,367)	(1,865)

Balance at December 31, 2004 and 2005	$227	$—	$—	$227

      During 2004, we re-evaluated the estimated fair values of our reporting units (Mainline, ASA and Comair) in light of the implementation of initiatives intended to strengthen our competitive position and the completion of our new long-range cash flow plans. These actions reflected, among other things, (1) the strategic role of ASA and Comair in our business (see Note 3 for information about our sale of ASA in 2005); (2) the projected impact of changes to our fare structure on the revenues of each of our reporting units; and (3) an expectation of the continuation of historically high fuel prices. These factors had a substantial negative impact on the impairment test results for ASA and Comair. Accordingly, we recorded an impairment charge for the full value of goodwill at ASA and Comair.
      Our goodwill impairment test for Mainline as of December 31, 2005 and 2004 resulted in no impairment because (1) our business plan provides significant benefits to Mainline; (2) we have achieved substantial cost reductions under our transformation plan announced in 2004; and (3) Mainline has a low carrying value.
      The following table presents information about our intangible assets, other than goodwill, at December 31:

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets:
Leasehold and operating rights	$125	$(103)	$125	$(99)
Other	3	(3)	3	(2)

Total	$128	$(106)	$128	$(101)

	Net	Net
	Carrying	Carrying
(in millions)	Amount	Amount

Indefinite-lived intangible assets:
International routes	$51	$51
Other	1	1

Total	$52	$52

      We recorded an impairment charge totaling approximately $9 million for certain of our international routes at December 31, 2004 due to our decision not to utilize these routes for the foreseeable future. This

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charge is recorded in impairment of intangible assets on our Consolidated Statements of Operations. At December 31, 2005, our impairment test of other intangible assets resulted in no impairment.
      For additional information about our accounting policy for goodwill and other intangible assets, see Note 2.
Note 8.     Debt
      The following table summarizes our debt at December 31, 2005 and 2004:

(dollars in millions)	2005	2004

Senior Secured(1)
Secured Super-Priority Debtor-in-Possession Credit Agreement
9.01% GE DIP Credit Facility Term Loan A due March 16, 2008(2)	$600	$—
11.01% GE DIP Credit Facility Term Loan B due March 16, 2008(2)	700	—
13.51% GE DIP Credit Facility Term Loan C due March 16, 2008(2)	600	—

	1,900	—

Other senior secured debt
14.91% Amex Facility Note due in installments from 2006 to December 1, 2007(2)(3)	300	—

	300	—

Secured(1)
Series 2000-1 Enhanced Equipment Trust Certificates
7.38% Class A-1 due in installments from 2006 to May 18, 2010	174	208
7.57% Class A-2 due November 18, 2010	738	738
7.92% Class B due November 18, 2010	182	182
7.78% Class C due November 18, 2005	—	74
9.11% Class D due November 18, 2005(4)	—	176

	1,094	1,378

Series 2001-1 Enhanced Equipment Trust Certificates
6.62% Class A-1 due in installments from 2006 to March 18, 2011	150	187
7.11% Class A-2 due September 18, 2011	571	571
7.71% Class B due September 18, 2011	207	207
7.30% Class C due September 18, 2006(4)	60	19

	988	984

Series 2001-2 Enhanced Equipment Trust Certificates
6.20% Class A due in installments from 2006 to December 18, 2011(2)	341	369
7.40% Class B due in installments from 2006 to December 18, 2011(2)	172	199
8.75% Class C due in installments from 2006 to December 18, 2011(2)	77	80

	590	648

Series 2002-1 Enhanced Equipment Trust Certificates
6.72% Class G-1 due in installments from 2006 to January 2, 2023	488	521
6.42% Class G-2 due July 2, 2012	370	370
7.78% Class C due in installments from 2006 to January 2, 2012	126	141

	984	1,032

Series 2003-1 Enhanced Equipment Trust Certificates
5.13% Class G due in installments from 2006 to January 25, 2008(2)	318	346
5.65% Class C due in installments from 2006 to January 25, 2008(2)(4)	135	—

	453	346

General Electric Capital Corporation(5)
8.95% Notes due in installments from 2006 to July 7, 2011(2)(6)	198	225
8.95% Notes due in installments from 2006 to July 7, 2011(2)(7)	134	147
8.95% Notes due in installments from 2006 to July 7, 2011(2)(8)	293	307

	625	679

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in millions)	2005	2004

Other secured debt
9.00% GE Term Loan due in installments during 2007(2)	—	330
10.75% Amex Facility Notes due in installments from 2006 to December 1, 2007(2)(3)	—	250
9.50% Senior Secured Notes due in installments from 2006 to November 18, 2008(9)	235	235
6.33%-6.42% GE Senior Secured Revolving Credit Facility due December 1, 2007(2)	—	231

	235	1,046

4.13% to 15.46% Other secured financings due in installments from 2006 to May 9, 2021(2)(9)(10)	1,715	2,773

Total senior secured and secured debt	$8,884	$8,886

Unsecured(9)
Massachusetts Port Authority Special Facilities Revenue Bonds
5.0-5.5% Series 2001A due in installments from 2012 to January 1, 2027	$338	$338
3.35% Series 2001B due in installments from 2027 to January 1, 2031(2)	80	80
3.44% Series 2001C due in installments from 2027 to January 1, 2031(2)	80	80
7.7% Notes due December 15, 2005	122	167
7.9% Notes due December 15, 2009	499	499
9.75% Debentures due May 15, 2021	106	106
Development Authority of Clayton County, loan agreement
3.57% Series 2000A due June 1, 2029(2)	65	65
3.63% Series 2000B due May 1, 2035(2)	110	110
3.63% Series 2000C due May 1, 2035(2)	120	120
8.3% Notes due December 15, 2029	925	925
8.125% Notes due July 1, 2039	538	538
10.0% Senior Notes due August 15, 2008	248	248
8.0% Convertible Senior Notes due June 3, 2023	350	350
2 7/8 % Convertible Senior Notes due February 18, 2024	325	325
3.01% to 10.375% Other unsecured debt due in installments from 2006 to May 1, 2033	703	707

Total unsecured debt	4,609	4,658

Total secured and unsecured debt	13,493	13,544

Less: unamortized discounts, net	—	(94)

Total debt, including liabilities subject to compromise	13,493	13,450

Less: pre-petition debt classified as liabilities subject to compromise(9)	(5,766)	—

Total debt	7,727	13,450

Less: current maturities	(1,183)	(835)

Total long-term debt	$6,544	$12,615

(1)	Our senior secured debt and our secured debt is collateralized by first liens, and in many cases second and junior liens, on substantially all of our assets, including but not limited to accounts receivable, owned aircraft, spare engines, spare parts, flight simulators, ground equipment, landing slots, international routes, equity interests in certain of our domestic subsidiaries, intellectual property and real property. For more information on the Secured Super-Priority Debtor-in-Possession Credit Agreement and other senior secured debt, see “Debtor-in-Possession Financing” and “Financing Agreement with Amex”, respectively, in this Note.
(2)	Our variable interest rate long-term debt is shown using interest rates which represent LIBOR or Commercial Paper plus a specified margin, as provided for in the related agreements. The rates shown were in effect at December 31, 2005, if applicable.
(3)	For additional information about the repayment terms related to these debt maturities, see “Financing Agreement with Amex” in this Note.
(4)	On March 4, 2005, we exchanged $176 million principal amount of enhanced equipment trust certificates due in November 2005 (“Exchanged Certificates”) for a like aggregate principal amount of enhanced equipment trust certificates due in September 2006 and January 2008 (“Replacement Certificates”). The effective interest rate on the Exchanged and Replacement Certificates is 9.11%.
(5)	In connection with these financings, as amended, General Electric Capital Corporation (“GECC”) issued irrevocable, direct-pay letters of credit, which totaled $403 million at December 31, 2005, to back our obligations with respect to $397 million principal amount of tax exempt municipal bonds. We are required to reimburse

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GECC for drawings under the letters of credit. Our reimbursement obligation is secured by (1) nine B767-400 and three B777-200 aircraft (“LOC Aircraft Collateral”); (2) 93 spare Mainline aircraft engines (“Engine Collateral”); and (3) certain other assets (see footnote 8 to this table). For additional information about the letters of credit and our reimbursement obligation to GECC, see “Letter of Credit Enhanced Special Facility Bonds” in this Note.

(6)	This debt, as amended (“Spare Engines Loan”), is secured by (1) the Engine Collateral; (2) so long as the letters of credit discussed in footnote 5 to this table are outstanding, the LOC Aircraft Collateral; and (3) certain other assets (see footnote 8 to this table). The Spare Engines Loan is not repayable at our election prior to maturity. The Engine Collateral also secures, on a subordinated basis, up to $160 million of certain of our other existing debt and aircraft lease obligations to GECC and its affiliates. At December 31, 2005, the outstanding amount of these obligations is substantially in excess of $160 million.
(7)	This debt, as amended (“Aircraft Loan”), is secured by (1) five B767-400 aircraft (“Other Aircraft Collateral”); (2) the Engine Collateral; and (3) substantially all of the Mainline aircraft spare parts owned by us (“Spare Parts Collateral”). The Aircraft Loan is repayable at our election at any time, subject to certain prepayment fees on any prepayment.
(8)	This debt, as amended (“Spare Parts Loan”), is secured by (1) the Other Aircraft Collateral; (2) the Engine Collateral; and (3) the Spare Parts Collateral. Our borrowings under the Spare Parts Loan may not exceed specified percentages of the then current market value of either the spare parts or rotables we have pledged thereunder (each, a “Collateral Percentage Test”). In the event we exceed either Collateral Percentage Test, we must promptly comply with that test by (1) pledging additional spare parts or rotables, as applicable; (2) posting cash collateral; or (3) prepaying borrowings under the Spare Parts Loan. The Spare Parts Collateral also secures up to approximately $75 million of (1) our reimbursement obligations under the letters of credit discussed in footnote 5 to this table; (2) the Spare Engines Loan; and (3) our obligations under 12 CRJ-200 aircraft leases. It is also added to the collateral that secures, on a subordinated basis, up to $160 million of certain of our other existing debt and lease obligations to GECC and its affiliates.
(9)	In accordance with SOP 90-7, substantially all of our unsecured debt has been classified as liabilities subject to compromise. Additionally, certain of our undersecured debt instruments have also been classified as liabilities subject to compromise. For more information on liabilities subject to compromise, see Note 1.

(10)	Approximately $74 million principal amount of debt due in installments through June 2011 has interest rates ranging from 15.46% to 15.25%. The maximum interest rate on the remaining secured debt is 7.79% at December 31, 2005.

Future Maturities
      The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2005:

	Principal Not	Principal	Total
Years Ending December 31,	Subject to	Subject to	Principal
(in millions)	Compromise	Compromise	Amount

2006	$1,183	$365	$1,548
2007	624	326	950
2008	2,080	757	2,837
2009	361	908	1,269
2010	1,271	207	1,478
After 2010	2,208	3,203	5,411

	$7,727	$5,766	$13,493

Debtor-in-Possession Financing
      On September 16, 2005, we entered into a Secured Super-Priority Debtor-in-Possession Credit Agreement which, as amended (“DIP Credit Facility”), permits us to borrow up to $1.9 billion from a syndicate of lenders arranged by General Electric Capital Corporation (“GECC”) and Morgan Stanley

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Funding, Inc. (“Morgan Stanley”), for which GECC acts as administrative agent. The Bankruptcy Court approved our entering into the DIP Credit Facility.
      The DIP Credit Facility consists of a $600 million Term Loan A arranged by GECC (the “TLA”), a $700 million Term Loan B arranged by GECC (the “TLB”) and a $600 million Term Loan C arranged jointly by GECC and Morgan Stanley (the “TLC;” together with the TLA and TLB, collectively, the “DIP Loans”). We applied a portion of these proceeds to (1) repay in full the $480 million principal amount outstanding under our pre-petition credit facility for which GECC was agent (“GE Pre-Petition Facility”); (2) repay in full the $500 million principal amount outstanding under our Amex Pre-Petition Facility (defined below); and (3) prepay $50 million of the $350 million principal amount outstanding under our Amex Post-Petition Facility (defined below). The remainder of the proceeds of the DIP Loans is available for our general corporate purposes.
      Availability of funds under the TLA is subject to a borrowing base calculation. If the outstanding amount of the TLA at any time exceeds the borrowing base, we must immediately repay the TLA or post cash collateral in an amount equal to the excess.
      The TLA, TLB and TLC each mature on March 16, 2008. Prior to the Amended and Restated DIP Credit Facility (as defined below), the TLA bore interest, at our option, at LIBOR plus 4.50% or an index rate plus 3.75%; the TLB bore interest, at our option, at LIBOR plus 6.50% or an index rate plus 5.75%; and the TLC bore interest, at our option, at LIBOR plus 9.00% or an index rate plus 8.25%.
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
      The financial covenants require us to:

•	maintain unrestricted funds in an amount not less than $750 million through May 31, 2006; $1 billion at all times from June 1, 2006, through November 30, 2006; $750 million at all times from December 1, 2006, through February 28, 2007; and $1 billion at all times thereafter (“Liquidity Covenant”);

•	not exceed specified levels of capital expenditures during any fiscal quarter; and

•	achieve specified levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined) for successive trailing 12-month periods through March 2008. During 2005, we were required to achieve increasing levels of EBITDAR, including EBITDAR of $644 million for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for each successive trailing 12-month period continues to increase, including $1.372 billion for the 12-month period ended December 31, 2006; $1.988 billion for the 12-month period ending December 31, 2007; and $2 billion for each

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12-month period ending thereafter. If our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant, then the EBITDAR level that we are required to achieve is effectively reduced by the amount of such excess cash, up to a maximum reduction of $250 million from the required EBITDAR level.
      The DIP Credit Facility contains events of default customary for debtor-in-possession financings, including cross-defaults to the Amex Post-Petition Facility and certain change of control events. The DIP Credit Facility also includes events of default specific to our business, including if all or substantially all of our flight and other operations are suspended for longer than two days, other than in connection with a general suspension of all U.S. flights, or if certain routes and, subject to certain materiality thresholds, other routes, and slots and gates are revoked, terminated or cancelled. Upon the occurrence of an event of default, the outstanding obligations under the DIP Credit Facility may be accelerated and become due and payable immediately.
      On March 27, 2006, we executed an amended and restated credit agreement (the “Amended and Restated DIP Credit Facility”) with a syndicate of lenders arranged by GECC and Morgan Stanley that replaced the DIP Credit Facility in its entirety. The aggregate amounts available to be borrowed are not changed from the DIP Credit Facility by the Amended and Restated DIP Credit Facility. However, under the Amended and Restated DIP Credit Facility, the interest rates on borrowings have been reduced: the TLA bears interest, at our option, at LIBOR plus 2.75% or an index rate plus 2.00%; the TLB bears interest, at our option, at LIBOR plus 4.75% or an index rate plus 4.00%; and the TLC bears interest, at our option, at LIBOR plus 7.50% or an index rate plus 6.75%. The Amended and Restated DIP Credit Facility is otherwise substantially the same as the DIP Credit Facility, including financial covenants, collateral, guarantees, and events of default, and it allows the execution of amendments to certain other credit facilities and the Reimbursement Agreement described below.

Financing Agreement with Amex
      On September 16, 2005, we entered into an agreement (the “Modification Agreement”) with Amex and American Express Bank, F.S.B. pursuant to which we modified certain existing agreements with Amex, including two agreements (“the Amex Pre-Petition Facility”) under which we had borrowed $500 million from Amex. The Amex Pre-Petition Facility consisted of substantially identical supplements to the two existing agreements under which Amex purchases SkyMiles from us, the Membership Rewards Agreement and the Co-Branded Credit Card Program Agreement (collectively, the “SkyMiles Agreements”). The Bankruptcy Court approved our entering into the Modification Agreement and our assuming the SkyMiles Agreements. Amex has the right, in certain circumstances, to impose a significant holdback on our receivables, including for tickets purchased using an American Express credit card but not yet used for travel.
      As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the outstanding principal amount of $500 million, together with interest thereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facility. Simultaneously, we borrowed $350 million from Amex pursuant to the terms of the Amex Pre-Petition Facility as modified by the Modification Agreement (the “Amex Post-Petition Facility”). The amount borrowed under the Amex Post-Petition Facility will be credited, in equal monthly installments, towards Amex’s actual purchases of SkyMiles during the 17-month period commencing in July 2006. Any unused prepayment credit will carryover to the next succeeding month with a final repayment date for any then outstanding advances no later than November 30, 2007. Prior to March 27, 2006, the outstanding advances bore a fee, equivalent to interest, at a rate of LIBOR plus a margin of 10.25%. As of the date of effectiveness of the Amended and Restated DIP Credit Facility, to which Amex consented, the fee on outstanding advances decreased to a rate of LIBOR plus a margin of 8.75%.
      On October 7, 2005, Amex consented to an amendment to the DIP Credit Facility in return for a prepayment of $50 million under the Amex Post-Petition Facility. The prepayment will be credited in inverse order of monthly installments during the 17-month period commencing in July 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our obligations under the Amex Post-Petition Facility are guaranteed by the Guarantors of the DIP Credit Facility. Our obligations under certain of our agreements with Amex, including our obligations under the Amex Post-Petition Facility, the SkyMiles Agreements and the agreement pursuant to which Amex processes travel and other purchases made from us using Amex credit cards (“Card Services Agreement”), and the corresponding obligations of the Guarantors, are secured by (1) a first priority lien on our right to payment from Amex for purchased SkyMiles, our interest in the SkyMiles Agreements and related assets and our right to payment from Amex under, and our interest in, the Card Services Agreement and (2) a junior lien on the collateral securing the DIP Credit Facility.
      With certain exceptions, the Amex Post-Petition Facility contains affirmative, negative and financial covenants substantially the same as in the DIP Credit Facility. The Amex Post-Petition Facility contains customary events of default, including cross-defaults to our obligations under the DIP Credit Facility and to defaults under certain other of our agreements with Amex. The Amex Post-Petition Facility also includes events of default specific to our business, including upon cessation of 50% or more of our business operations (measured by net revenue) and other events of default comparable to those in the DIP Credit Facility. Upon the occurrence of an event of default under the Amex Post-Petition Facility, the loan under the Amex Post-Petition Facility may be accelerated and become due and payable immediately. An event of default under the Amex Post-Petition Facility results in an immediate cross-default under the Amended and Restated DIP Credit Facility.
      The Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each Facility with respect to collateral and certain other matters.

Boston Airport Terminal Project
      During 2001, we entered into lease and financing agreements with the Massachusetts Port Authority (“Massport”) for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The new terminal opened in March 2005 and has enabled us to consolidate all of our domestic operations at that airport into one location. Project costs were funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under an agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service. For additional information about these bonds, see the debt table above. Because we have issued a guarantee of the debt service on the bonds, we have included the bonds, as well as the related bond proceeds, on our Consolidated Balance Sheets. The bonds are reflected as liabilities subject to compromise and the related remaining proceeds, which are held in a trust, are reflected as restricted investments in other assets on our Consolidated Balance Sheets.

Letter of Credit Enhanced Special Facility Bonds
      At December 31, 2005, there were outstanding $397 million aggregate principal amount of special facility bonds (“Bonds”) enhanced by letters of credit, including:

•	$295 million principal amount of bonds issued by the Development Authority of Clayton County (“Clayton Authority”) to refinance the construction cost of certain facilities leased to us at Hartsfield-Jackson Atlanta International Airport. We pay debt service on these bonds pursuant to loan agreements between us and the Clayton Authority.

•	$102 million principal amount of bonds issued by other municipalities to refinance the construction cost of certain facilities leased to us at Cincinnati/ Northern Kentucky International Airport, Salt Lake City International Airport and Tampa International Airport. We pay debt service on these bonds pursuant to long-term lease agreements.
      The Bonds (1) have scheduled maturities between 2029 and 2035; (2) currently bear interest at a variable rate that is determined weekly; and (3) may be tendered for purchase by their holders on seven days notice. Tendered Bonds are remarketed at prevailing interest rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Principal and interest on the Bonds are currently paid through drawings on irrevocable, direct-pay letters of credit totaling $403 million issued by GECC pursuant to the Reimbursement Agreement (defined below). In addition, the purchase price of tendered Bonds that cannot be remarketed are paid by drawings on these letters of credit. The GECC letters of credit expire on May 20, 2008.
      Pursuant to our reimbursement obligations under the agreement between us and GECC (“Reimbursement Agreement”), we are required to reimburse GECC for drawings on the letters of credit. Our reimbursement obligation to GECC is secured by (1) nine B767-400 and three B777-200 aircraft (“LOC Aircraft Collateral”); (2) 93 spare Mainline aircraft engines; and (3) certain other assets (see footnote 8 to the table above in this Note). This collateral also secures other obligations we have to GECC, as discussed in the footnotes to the table above in this Note.
      If a drawing under a letter of credit is made to pay the purchase price of Bonds tendered for purchase and not remarketed, our resulting reimbursement obligation to GECC will bear interest at a base rate or three-month LIBOR plus a margin. The principal amount of any outstanding reimbursement obligation will be repaid quarterly through May 20, 2008.
      GECC has the right to cause a mandatory tender for purchase of all Bonds and terminate the letters of credit if an event of default occurs or if a minimum collateral value test (“Collateral Value Test”) is not satisfied on May 19, 2006, in which case the principal amount of all reimbursement obligations (including for any Bonds tendered and not remarketed) would be due and payable immediately. We will not satisfy the Collateral Value Test if (1) the aggregate amount of the outstanding letters of credit plus any other amounts payable by us under the Reimbursement Agreement (“Aggregate Obligations”) on March 20, 2006 is more than 60% of the appraised value of the LOC Aircraft Collateral plus the fair market value of permitted investments held as part of the collateral and (2) within 60 days thereafter, we have not either provided additional collateral to GECC in the form of cash or aircraft or caused a reduction in the Aggregate Obligations such that the Collateral Value Test is satisfied. If we fail to satisfy the Collateral Value Test on May 19, 2006, an event of default will occur. We currently estimate that, in order to satisfy the Collateral Value Test on May 19, 2006, we will need to provide GECC with additional collateral in the form of cash in the amount of approximately $50 million.
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
      We entered into a letter of intent with GECC in December 2005 to amend the Reimbursement Agreement to eliminate the Collateral Value Test, among other things. In February 2006, the Bankruptcy court approved the letter of intent, but because the completion of the transactions contemplated in the letter of intent is subject to definitive documentation and certain other conditions, there can be no assurance that the Collateral Value Test will be amended or eliminated. If the Collateral Value Test is not amended or eliminated, we intend to satisfy it.

Letter of Credit Facility Related to Visa/ MasterCard Credit Card Processing Agreement
      On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit (“Merrill Lynch Letter of Credit”) for the benefit of our Visa/ MasterCard credit card processor (“Processor”). As contemplated in our Visa/ MasterCard credit card processing agreement (“Processing Agreement”), we are providing the Merrill Lynch Letter of Credit as a substitution for a portion of the cash reserve that the Processor maintains. Under the Processing Agreement, the Processor is permitted to maintain a reserve from our receivables that is equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard which have not yet been used for travel (the “unflown ticket liability”). We estimate that the reserve, which adjusts daily, will range between

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$450 million and $850 million during the term of the Processing Agreement. The Processing Agreement allows us to substitute the Merrill Lynch Letter of Credit for a portion of the cash reserve equal to the lesser of $300 million and 45% of the unflown ticket liability.
      The Merrill Lynch Letter of Credit may only be drawn upon following certain events as described in the Processing Agreement. In addition, the Processor must first apply both the portion of the cash reserve that the Processor will continue to hold and any offsets from collections by the Processor before drawing on the Merrill Lynch Letter of Credit to cover fare refunds paid to passengers by the Processor.
      Our obligation to reimburse Merrill Lynch under the Merrill Lynch Letter of Credit for any draws made by the Processor is not secured and will constitute a super-priority administrative expense claim that is subject to certain other claims, including our post-petition financing. The Merrill Lynch Letter of Credit will expire on January 21, 2008, but will renew automatically for one year periods thereafter unless Merrill Lynch notifies the Processor 420 days prior to the applicable expiration date that it will not renew the Merrill Lynch Letter of Credit.

Covenants
      As discussed above, the DIP Credit Facility and the Amex Post-Petition Facility (collectively, the “Post-Petition Financing Agreements”) include certain affirmative, negative and financial covenants. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. Failure to maintain these coverages may result in an interruption to our operations. See Note 10 for additional information about our war-risk insurance currently provided by the U.S. government.
      We were in compliance with these covenant requirements at December 31, 2005 and 2004.
Note 9.     Lease Obligations
      We lease aircraft, airport terminal and maintenance facilities, ticket offices and other property and equipment from third parties. As allowed under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions, including compliance with Section 1110. Consequently, we anticipate that our liabilities pertaining to leases will change significantly in the future.
      Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease, totaled $1.1 billion for the year ended December 31, 2005 and $1.3 billion for each of the years ended December 31, 2004 and 2003. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Our interest in assets acquired under capital leases is recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Our leases do not include residual value guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize, as of December 31, 2005, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft under contract carrier agreements) with initial terms in excess of one year:
Capital Leases

Years Ending December 31,	Not Subject to	Subject to
(in millions)	Compromise	Compromise	Total

2006	$5	$178	$183
2007	4	133	137
2008	4	109	113
2009	4	146	150
2010	3	141	144
After 2010	—	269	269

Total minimum lease payments	20	976	996
Less: amount of lease payments representing interest	4	598	602

Present value of future minimum capital lease payments	16	378	394
Less: current obligations under capital leases	3	48	52

Long-term capital lease obligations	$13	$330	$343

Operating Leases

	Delta	Contract Carrier
Years Ending December 31,	Lease	Agreements
(in millions)	Payments	Lease Payments(1)	Total

2006	$988	$336	$1,324
2007	802	400	1,202
2008	874	407	1,281
2009	743	407	1,150
2010	681	408	1,089
After 2010	3,509	3,485	6,994

Total minimum lease payments	$7,597	$5,443	$13,040

(1)	Payments related to Chautauqua aircraft are not included as we entered into this agreement prior to June 30, 2003.
     At December 31, 2005, we operated 224 aircraft under operating leases and 47 aircraft under capital leases. These leases have remaining terms ranging from one month to 11 years. During the December 2004 quarter, we renegotiated 99 aircraft lease agreements (95 operating leases and four capital leases) as part of our transformation plan announced in 2004. As a result of changes in certain lease terms, 33 of the operating leases were reclassified as capital leases when their new terms were evaluated in accordance with SFAS No. 13 “Accounting for Leases” (“SFAS 13”).
      In 2003, the EITF reached a consensus on EITF 01-08 “Determining Whether an Arrangement Contains a Lease”, which provides guidance whether an arrangement contains a lease that is within the scope of SFAS 13. The guidance is applicable to agreements entered into or modified after June 30, 2003. Since that date, we have entered into or modified contract carrier agreements with ASA, SkyWest, Freedom Airlines, Inc. (“Freedom”) and Shuttle America. These agreements provided us with the right to use 226 aircraft in the Delta Connection program at December 31, 2005. Our rights to use these aircraft are considered leases and qualified for operating lease treatment under SFAS 13. Payments related to these aircraft are included in the table above. For additional information on these contract carriers agreements, see Note 10.
      Subsequent to December 31, 2005, we reached agreement with a group of creditors on a term sheet to restructure the financing for 88 Mainline aircraft. On February 15, 2006, the Bankruptcy Court approved

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these transactions. We estimate that the closing of these transactions, which is subject to the completion of definitive documentation and certain other conditions, would result in approximately $200 million in annual savings for us over the next several years compared to our existing rent and debt service obligations for these aircraft.

Note 10.	Purchase Commitments and Contingencies

Aircraft Order Commitments
      Future commitments for aircraft on firm order as of December 31, 2005 are estimated to be $3 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

2006	$78	(1)
2007	488
2008	886
2009	525
2010	1,040

Total	$3,017

(1)	Represents advance deposits on certain aircraft on firm order for delivery after December 31, 2006.
     Our aircraft order commitments as of December 31, 2005 consist of firm orders to purchase five B777-200 aircraft and 50 B737-800 aircraft. This includes 10 B737-800 aircraft which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer starting in 2007. These sales will reduce our future commitments by approximately $395 million during the period 2006 - 2008.

Contract Carrier Agreements

Delta Connection Carriers
      We have contract carrier agreements with seven regional air carriers. Under most of these agreements, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.
      During the twelve months ended December 31, 2005, the following carriers operated as contract carriers (in addition to Comair) pursuant to agreements under which we pay amounts based on a determination of the costs of operating these flights and other factors:

	Maximum Number
	of Aircraft to be	Expiration
	Operated Under	Date of
Carrier(1)	Agreement	Agreement

ASA(2)(3)	179	2020
SkyWest Airlines(2)	56	2020
Chautauqua	39	2016
Freedom(4)	30	2017
ShuttleAmerica(5)	16	2019

(1)	The table does not include information with respect to American Eagle Airlines, Inc. (“Eagle”) because our agreement with Eagle is structured as a revenue proration arrangement, which establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	In our Chapter 11 proceedings, we assumed our obligations under the contract carrier agreements with ASA and SkyWest Airlines. Accordingly, these agreements are not subject to rejection pursuant to Section 365 of the Bankruptcy Code.
(3)	ASA became an unaffiliated contract carrier on September 8, 2005, after we sold ASA to SkyWest. The number of aircraft included in the chart reflects 167 regional jet aircraft and 12 turbo-prop aircraft. The turbo-prop aircraft are scheduled to be removed from Delta Connection service by the end of 2007.
(4)	In May 2005, we entered into a contract carrier agreement with Mesa Air Group, Inc. (“Mesa”) and its wholly owned subsidiary, Freedom. We began placing these aircraft in service under the Delta Connection program in October 2005. In March 2006, we entered into a separate agreement with Mesa and Freedom under which Freedom will operate 12 turbo-prop aircraft that will be placed into service beginning in July 2006.
(5)	In January 2005, we entered into a contract carrier agreement with Republic Holdings and its wholly owned subsidiary Republic Airline, Inc. (“Republic Airline”). In August 2005, we consented to the assignment of the contract carrier agreement by Republic Airline to Shuttle America.
     The following table shows the Available Seat Miles (“ASMs”) and Revenue Passenger Miles (“RPMs”) operated for us under contract carrier agreements with:

•	Chautauqua and SkyWest Airlines for all periods presented;

•	Flyi, Inc. (formerly Atlantic Coast Airlines) for the year ended December 31, 2004;

•	Shuttle America from September 1, 2005 to December 31, 2005;

•	ASA from September 8, 2005 to December 31, 2005. On September 7, 2005, we sold ASA to SkyWest; and

•	Freedom from October 1, 2005 to December 31, 2005.

	Twelve Months
	Ended
	December 31,

(in millions), unaudited	2005	2004

ASMs	8,275	5,535

RPMs	5,961	3,991

Number of aircraft operated, end of period	265	128

Contingencies Related to Termination of Contract Carrier Agreements
      We may terminate the Chautauqua and Shuttle America agreements without cause at any time after May 2010 and January 2013, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.
      We estimate that the total fair values, determined as of December 31, 2005, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines are $549 million and $386 million, respectively. The actual

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount that we may be required to pay in these circumstances may be materially different from these estimates.

Legal Contingencies
      We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.
      As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2005.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees Under Collective Bargaining Agreements
      At December 31, 2005, we had a total of approximately 55,700 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions.
      We have been and continue to be in negotiations with ALPA, the collective bargaining representative of Delta’s pilots, to reduce our pilot labor costs as required under our business plan. Because we were not able to reach a consensual agreement with ALPA, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject Delta’s collective bargaining agreement with ALPA. In December 2005, we reached an interim agreement with ALPA, which was approved by the Bankruptcy Court and ratified by Delta’s pilots. For additional information about Delta’s interim agreement with its pilots, see Note 1.
      If we are ultimately authorized to reject Delta’s collective bargaining agreement with ALPA, ALPA has threatened to initiate a strike, which we believe should not be permitted under the Railway Labor Act. However, we cannot predict the outcome of any effort we might undertake to obtain court relief to prevent or stop a strike or other forms of work disruption. A strike or other form of significant work disruption by ALPA would likely have a material negative impact on our ability to continue operating our business and would trigger an event of default under our Post-Petition Financing Agreements if all or substantially all of our flight and other operations are suspended for longer than two days. As a result, we could be required to cease operations permanently.
      Comair has reached agreements with ALPA, which represents Comair’s pilots, and with the International Association of Machinists and Aerospace Workers (“IAM”), which represents Comair’s maintenance employees, to reduce the labor cost of both of these employee groups. These agreements are, however, conditioned on Comair’s obtaining a specified level of labor cost reductions under its collective bargaining agreement with the IBT, representing Comair’s flight attendants. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT. This motion is scheduled for hearing in the Bankruptcy Court on March 27, 2006. We cannot predict the outcome of this matter.

War-Risk Insurance Contingency
      As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2006 (with a possible extension to December 31, 2006 at the discretion of the Secretary of Transportation). The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Other
      We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. Because these obligations are contingent upon whether we terminate the contract without cause prior to its expiration date, no obligation would exist unless such a termination was to occur. We also cannot predict the impact, if any, that our Chapter 11 proceedings might have on these obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes
      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes (see Note 2 for information about our accounting policy for income taxes). The following table shows significant components of our deferred tax assets and liabilities at December 31, 2005 and 2004:

(in millions)	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$3,246	$2,848
Additional minimum pension liability (see Note 12)	1,565	1,427
Postretirement benefits	716	734
Other employee benefits	992	568
AMT credit carryforward	346	346
Rent expense	398	255
Other	757	703
Valuation allowance	(3,954)	(2,400)

Total deferred tax assets	$4,066	$4,481

Deferred tax liabilities:
Depreciation and amortization	$3,763	$3,890
Other	336	672

Total deferred tax liabilities	$4,099	$4,562

      The following table shows the current and noncurrent deferred tax (liability) asset, recorded on our Consolidated Balance Sheets at December 31, 2005 and 2004:

(in millions)	2005	2004

Current deferred tax assets, net	$99	$35
Noncurrent deferred tax liabilities, net	(132)	(116)

Total deferred tax liabilities, net	$(33)	$(81)

      In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not related to a component of our balance sheet, such as our net operating loss (“NOL”) carryforwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.
      At December 31, 2005, we had $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had federal and state pretax NOL carryforwards of approximately $8.5 billion at December 31, 2005, substantially all of which will not begin to expire until 2022. Our ability to utilize our AMT and NOL carryforwards will be subject to significant limitation if, as a result of our Chapter 11 filing, we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. This could result in the need for an additional valuation allowance, which may be material. For additional information about the Bankruptcy Court’s order designed to assist us in preserving our NOLs, see Note 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In the June 2004 quarter, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, during the year ended December 31, 2004, we recorded an additional valuation allowance against our deferred income tax assets, which resulted in a $1.2 billion income tax provision on our 2004 Consolidated Statements of Operations. Until we determine it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits associated with current period losses will be fully reserved.
      Our income tax benefit (provision) for the years ended December 31, 2005, 2004, and 2003 consisted of:

(in millions)	2005	2004	2003

Current tax (provision)	$(9)	$—	$—
Deferred tax benefit (exclusive of the other components listed below)	1,464	1,139	420
Increase in valuation allowance	(1,414)	(2,345)	(9)
Tax benefit of dividends on allocated Series B ESOP Convertible Preferred Stock	—	—	5

Income tax benefit (provision)	$41	$(1,206)	$416

      The following table presents the principal reasons for the difference between the effective tax rate and the United States federal statutory income tax rate for 2005, 2004, and 2003:

	2005	2004	2003

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal income tax effect	(3.3)	(1.5)	(2.1)
Meals and entertainment	0.3	0.3	1.1
Goodwill impairment	—	7.5	—
Increase in valuation allowance	36.6	58.8	0.8
Other, net	0.3	0.1	0.2

Effective income tax rate	(1.1)%	30.2%	(35.0)%

Note 12.	Employee Benefit Plans
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
      Obligations related to our defined benefit plans, other postretirement benefit plans, and certain postemployment benefits have been classified as liabilities subject to compromise, as these obligations may be impacted by the Chapter 11 reorganization process. We currently cannot predict how these obligations will be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impacted. For additional information, see “Payment of Insurance Benefits to Retired Employees” and “Liabilities Subject to Compromise,” in Note 1.

Defined Benefit Pension and Other Postretirement Benefit Plans
      We sponsor both funded and nonfunded noncontributory defined benefit pension plans that cover substantially all of our employees. We use a September 30 measurement date for all our benefit plans.
      Effective December 31, 2005, future pay and service accruals under our qualified and non-qualified defined benefit pension plans (collectively, the “Nonpilot Plan”) for nonpilot employees (“nonpilot employees”) were frozen. The Nonpilot Plan provides a retirement benefit based on a combination of a final average earnings formula and a cash balance formula, subject to the terms of that plan.
      Our defined benefit pension plans for pilots (collectively, the “Pilot Plan”) generally provide benefits based on years of service and final average salary. Effective December 31, 2004, the Pilot Plan was amended to freeze service accruals. Future employee earnings continue to be used in the calculation of pilots’ pension benefits under the Pilot Plan. Under the Pilot Plan, Delta pilots who retire can elect to receive 50% of the present value of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% of their accrued pension benefit as an annuity after retirement. While the Pilot Plan is currently prohibited from making the lump sum payments, it is currently projected that the lump sum feature would again become available to pilots in October 2006 if the Pilot Plan is not subject to termination proceedings prior to that date.
      We also sponsor healthcare plans that provide benefits to substantially all Delta retirees and their eligible dependents. Benefits under these plans are funded from our current assets and are subject to co-payments, deductibles and other limits as described in the plans. Nonpilot employees who are hired on or after January 1, 2003, or who retire after January 1, 2006 regardless of their date of hire, are not eligible for company provided post retirement healthcare coverage, although they may purchase such coverage at full cost. Additionally, pilots hired after November 11, 2004 are not eligible for company provided post-age 65 healthcare coverage, although they may purchase such coverage at full cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Obligations (measured at September 30):

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2005	2004	2005	2004

Benefit obligation at beginning of year	$12,140	$12,477	$1,835	$2,260

Service cost	155	233	17	28
Interest cost	715	757	114	121
Actuarial (gain) loss	1,262	(35)	33	71
Benefits paid, including lump sums and annuities	(1,699)	(1,292)	(187)	(178)
Participant contributions	—	—	32	20
Curtailment losses	320	—	—	—
Plan amendments	—	—	(51)	(487)

Benefit obligation at end of year	$12,893	$12,140	$1,793	$1,835

Fair value of plan assets at beginning of period	$6,842	$6,818

Actual gain on plan assets	988	821
Employer contributions	390	495
Benefits paid, including lump sums and annuities	(1,699)	(1,292)

Fair value of plan assets at end of period	$6,521	$6,842

      Our benefit obligations are impacted by actuarial (gains) losses resulting from changes in assumptions and experience different from that assumed at our previous measurement date. In the table above, the $1.3 billion increase in 2005 in our pension benefit obligation due to actuarial losses primarily relates to (1) changes in our discount rate and participant life expectancy assumptions used to measure the obligation and (2) the large number of early pilot retirements and related lump sum distributions from plan assets.
      The $320 million increase in 2005 in the pension benefit obligation due to curtailment losses relates to (1) the combined impact on the Nonpilot Plan of the early retirement window, the Alternative Early Retirement Option (“AERO”), offered to certain nonpilot employees in late 2004 and other components of our transformation plan announced in 2004 and (2) the amendment of the Pilot Plan to freeze service accruals effective December 31, 2004. These changes resulted in remeasurements of the associated benefit obligations on November 30, 2004 and December 31, 2004.
      The $51 million decrease in 2005 in the other postretirement benefit obligation due to plan amendments relates to the elimination of company subsidized post-age 65 healthcare coverage for pilots hired after November 11, 2004.
      The $487 million decrease in 2004 in the other postretirement benefit obligation due to plan amendments relates to (1) the September 30, 2004 amendment of our retiree medical coverage for nonpilot employees who retire after January 1, 2006, and (2) the December 31, 2003 remeasurement of our obligation due to the Medicare Act (see Note 2), which introduced new prescription drug benefits to retirees. The Medicare Act resulted in a reduction in our accumulated postretirement benefits obligation (“APBO”) due to (1) lower expected per capita claims cost from Medicare’s assumption of a larger portion of prescription drug costs and (2) lower anticipated participation rates in our plans that provide postretirement benefits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Funded Status (measured at September 30):

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2005	2004	2005	2004

Funded status	$(6,372)	$(5,298)	$(1,793)	$(1,835)
Unrecognized net actuarial loss	4,286	3,989	368	489
Unrecognized transition obligation	—	22	—	—
Unrecognized prior service cost (benefit)	7	107	(496)	(1,013)
Contributions (net) made between the measurement date and year end	—	69	46	38
Special termination benefits recognized between the measurement date and year end	—	(10)	—	(142)
Settlement/ Curtailment (charge) gain recognized between the measurement date and year end	(129)	(126)	—	527

Net amount recognized on the Consolidated Balance Sheets	$(2,208)	$(1,247)	$(1,875)	$(1,936)

      In 2005 and 2004, settlement charges for the pension plans of $129 million and $126 million, respectively, were recognized between the measurement date and year end. These related primarily to the Pilot Plan and are discussed in more detail below as a component of net periodic pension cost.
      The 2004 curtailment gain and special termination benefits relate to changes to our retiree medical coverage for nonpilot employees who retire after January 1, 2006 as discussed above; pension credit being given to certain employees furloughed under our transformation plan; and benefits provided under AERO.
      Amounts recognized in the Consolidated Balance Sheets consist of:

			Other
	Pension		Postretirement
	Benefits		Benefits

(in millions)	2005	2004	2005	2004

Prepaid benefit cost	$8	$19	$—	$—
Accrued benefit cost	(2,216)	(1,266)	(1,875)	(1,936)

Net prepaid/(accrued) benefit cost	(2,208)	(1,247)	(1,875)	(1,936)
Intangible assets	7	178	—	—
Additional minimum liability	(4,115)	(3,933)	—	—
Accumulated other comprehensive loss, pretax	4,108	3,755	—	—

Net amount recognized	$(2,208)	$(1,247)	$(1,875)	$(1,936)

      At December 31, 2005 and 2004, we recorded adjustments to intangible assets and accumulated other comprehensive loss (see Note 14) to recognize our additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). SFAS 87 requires that this liability be recognized at year end in an amount equal to the amount by which the accumulated benefit obligation (“ABO”) exceeds the fair value of the defined benefit pension plan assets. An intangible asset is recorded only to the extent of any unrecognized prior service cost and transition obligation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accumulated benefit obligation for all our defined benefit pension plans was $12.8 billion and $12.1 billion at December 31, 2005 and 2004, respectively. The following table contains information about our pension plans with an accumulated benefit obligation in excess of plan assets (measured at September 30):

(in millions)	2005	2004

Projected benefit obligation	$12,893	$12,140
Accumulated benefit obligation	12,844	12,081
Fair value of plan assets	6,521	6,842

      Net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003, included the following components:

	Pension			Other
	Benefits			Postretirement Benefits

(in millions)	2005	2004	2003	2005	2004	2003

Service cost	$155	$233	$238	$17	$28	$33
Interest cost	715	757	768	114	121	161
Expected return on plan assets	(598)	(657)	(753)	—	—	—
Amortization of prior service cost (benefit)	3	15	13	(41)	(79)	(47)
Recognized net actuarial loss	179	194	97	13	6	7
Amortization of net transition obligation	6	7	7	—	—	—
Settlement charge	388	257	219	—	—	—
Curtailment loss (gain)	434	—	47	—	(527)	(4)
Special termination benefits	—	10	—	—	142	—

Net periodic benefit cost	$1,282	$816	$636	$103	$(309)	$150

      During 2005, 2004, and 2003, we recorded settlement charges totaling $388 million, $257 million, and $219 million, respectively, in our Consolidated Statements of Operations. These charges primarily relate to the Pilot Plan and result from lump sum distributions to pilots who retired. We recorded these charges in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.
      During 2005 and 2004, we recorded a net curtailment loss of $434 million and a curtailment gain of $527 million, respectively, in our Consolidated Statements of Operations. The $434 million net curtailment loss consists of (1) a $13 million curtailment gain recorded in the December 2005 quarter related to the freeze of benefit accruals effective December 31, 2005 for the Nonpilot Plan and (2) a curtailment loss of $447 million related to the impact of the reduction of nonpilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. Additionally, in the December 2004 quarter, we recorded a $527 million curtailment gain related to the elimination of company subsidized retiree medical benefits for eligible employees who retire after January 1, 2006. These losses and gains are in accordance with SFAS 88, which requires curtailment accounting when an event occurs that significantly reduces the expected years of future service of current employees or that eliminates future benefit accruals for a significant number of employees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions
      We used the following actuarial assumptions to determine our benefit obligations at September 30, 2005 and 2004 and our net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003, as measured at September 30:

Benefit Obligations	2005	2004

Weighted average discount rate	5.69%	6.00%
Rate of increase in future compensation levels	0.72%	(1.28)%
Assumed healthcare cost trend rate(1)	9.50%	9.50%

Net Periodic Benefit Cost	2005(2)	2004(2)	2003(2)

Weighted average discount rate — pension benefits	5.81%	6.09%	6.83%
Weighted average discount rate — other postretirement benefits	6.10%	6.05%	6.91%
Rate of increase in future compensation levels	(1.28)%	1.89%	2.47%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Assumed healthcare cost trend rate(1)	9.50%	9.00%	10.00%

(1)	We have implemented a limit on the amount we will pay for postretirement medical benefits for employees eligible for such benefits who retire after November 1, 1993. The assumed healthcare cost trend rate is assumed to decline gradually to 5.00% by 2010 for health plan costs not subject to this limit and to zero by 2007 for health plan costs subject to the limit and remain level thereafter.
(2)	Our 2005 assumptions reflect our remeasurements (November 30, 2004, December 31, 2004, March 31, 2005, and June 30, 2005) of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement. Our 2004 assumptions reflect our quarterly remeasurements (December 31, 2003, March 31, 2004, and June 30, 2004) of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement. Our 2003 assumptions reflect our October 31, 2002 remeasurement of a portion of our obligations and represent the weighted average of the September 30, 2002 and October 31, 2002 assumptions.
     The expected long-term rate of return on our plan assets was based on plan-specific asset/ liability investment studies performed by outside consultants who used historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices were incorporated into the return projections based on the actively managed structure of our investment program and its record of achieving such returns historically.
      Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the APBO for these plans at September 30, 2005, would have the following effects:

(in millions)	1% Increase	1% Decrease

Increase (decrease) in total service and interest cost	$9	$(7)
Increase (decrease) in the APBO	$109	$(93)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan Assets
      The weighted-average asset allocation for our pension plans at September 30, 2005 and 2004 is as follows:

	2005	2004

U.S. equity securities	36%	35%
Non-U.S. equity securities	13%	15%
High quality bonds	19%	18%
Convertible and high yield bonds	8%	10%
Private equity	15%	13%
Real estate	9%	9%

Total	100%	100%

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

Cash Flows
      In 2006, assuming current plan design, we expect funding of our defined benefit plans for benefits accrued after our Petition Date to be approximately $11 million. We believe that while operating in Chapter 11, we are not required to make contributions for benefits earned prior to our Petition Date. Certain entities unsuccessfully challenged this position in Bankruptcy Court, and the issue is currently on appeal. If the Nonpilot and Pilot Plans continue after we emerge from Chapter 11 we may be required to fully fund required contributions at that date, including contributions related to benefits earned prior to our Petition Date.
      Based on our preliminary five-year forecast and additional information regarding the assets and liabilities for the defined benefit pension plans, we believe that, under current pension funding rules, we would need to seek distress termination of both the Nonpilot Plan and the Pilot Plan in order to successfully reorganize and emerge from Chapter 11. Proposed legislation that passed in the U.S. Senate and is now pending in a House — Senate Conference Committee would extend our funding obligations for the defined benefit pension plans over 20 years. If the pending legislation is enacted in the form in which it passed the U.S. Senate, we hope to avoid a distress termination of the Nonpilot Plan, though there is no assurance that we can do so. We currently believe, however, that the existence of the lump sum option in the Pilot Plan and the significant

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
number of early pilot retirements may make it unlikely that we could satisfy our funding obligations to that plan even if the pending legislation is enacted in the form in which it passed the U.S. Senate.
      Our other postretirement benefit plans are funded from current assets. Assuming current plan design, we expect to make benefit payments of approximately $142 million for our other postretirement benefit plans in 2006.

Benefit Payments
      Benefit payments are based on the same assumptions used to measure the related benefit obligations and are paid from both funded benefit plan trusts and current assets.
      Benefit payments in the table below include payments associated with both our qualified and non-qualified defined benefit plans. Benefits earned under our qualified pension plans are expected to be paid from funded benefit plan trusts. The benefits related to our non-qualified plans are paid from current assets. Non-qualified benefit payments earned prior to our Petition Date ceased as of that date. We believe we are not required to make these payments while we are operating under Chapter 11. Actual benefit payments may vary significantly from these estimates.
      Benefit payments, which reflect expected service, as appropriate, are scheduled to be paid in the following years ending December 31:

		Other
	Pension	Postretirement
(in millions)	Benefits(1)	Benefits

2006	$924	$142
2007	785	145
2008	790	147
2009	797	142
2010	789	138
2011 – 2015	4,152	598

(1)	Includes estimated payments of approximately $70 million to $80 million per year under our non-qualified defined benefit plans for benefits earned prior to the Petition Date.

Other Plans
      We also sponsor defined benefit pension plans for eligible Delta employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Defined Contribution Pension Plans

Pilot Defined Contribution Plan
      We established a defined contribution plan (“Pilot DC Plan”) for Delta pilots effective January 1, 2005. During 2005, we recognized expense of $83 million for this plan. Eligible pilots will receive a contribution ranging from 0% to 22.9% of covered pay, based on the pilot’s age and years of service on January 1, 2005. Pilots hired on or after January 1, 2005 will receive a contribution of 10% of covered pay.

Delta Pilots Money Purchase Pension Plan (“MPPP”)
      We contributed 5% of covered pay to the MPPP for each eligible Delta pilot through December 31, 2004. The MPPP is related to the Pilot Plan. The defined benefit pension payable to a pilot is reduced by the actuarial equivalent of the accumulated account balance in the MPPP. During the years ended December 31, 2004 and 2003, we recognized expense of $65 million and $66 million, respectively, for this plan. Although

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contributions to the MPPP ceased effective December 31, 2004, individual accounts will continue to be credited with investment gains/losses and the actuarial equivalent of the accumulated account balance at retirement will continue to offset the participants defined benefit pension benefit.

Delta Family-Care Savings Plan (“Savings Plan”)
      Eligible employees may contribute a portion of their covered pay to the Savings Plan. Generally, we match 50% of nonpilot employee contributions with a maximum employer contribution of 2% of a participant’s covered pay. In 2003 and 2004, we provided all eligible Delta pilots with an employer contribution of 3% of their covered pay. Effective January 1, 2005, the employer contribution for eligible Delta pilots was reduced to 2% of their covered pay. Prior to the Petition Date, we generally made our contributions for nonpilots and pilots by allocating Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”), common stock or cash to the Savings Plan. Effective on the Petition Date, we began making all company contributions to the Savings Plan in cash. Our contributions, which are recorded as salaries and related costs in our Consolidated Statements of Operations, totaled $56 million, $85 million and $81 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Our Savings Plan includes an employee stock ownership plan (“ESOP”) feature. When we adopted the ESOP in 1989, we sold 6,944,450 shares of ESOP Preferred Stock to the Savings Plan for $500 million. We have recorded unearned compensation equal to the value of the shares of ESOP Preferred Stock not yet allocated to participants’ accounts. We reduced the unearned compensation as shares of ESOP Preferred Stock were allocated to participants’ accounts. At December 31, 2005, 3,510,490 shares of ESOP Preferred Stock were allocated to participants’ accounts, and 1,157,078 shares were held by the ESOP for future allocations. Subsequent to December 31, 2005, all unallocated ESOP Preferred stock was allocated to participants and converted to common stock. See Note 13 for additional information.

Cash Flows
      We expect to contribute approximately $100 million to our defined contribution pension plans in 2006.

Other Plans
      Comair and DAL Global Services, Inc., two of our wholly owned subsidiaries, sponsor defined contribution retirement plans for eligible employees. Additionally, we sponsor defined contribution plans for eligible Delta employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Postemployment Benefits
      We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Postemployment benefit expense was $107 million, $105 million and $131 million for the years ended December 31, 2005, 2004 and 2003, respectively. We include the amount funded in excess of the liability in other noncurrent assets on our Consolidated Balance Sheets. Future period expenses will vary based on actual claims experience and the return on plan assets. Gains and losses occur because actual experience differs from assumed experience. Gains and losses and prior service costs related to our disability and survivorship plans are amortized over the average future service period of employees covered by these plans.

Note 13.	Common and Preferred Stock
      During the year ended December 31, 2005, we distributed from treasury 38 million shares of our common stock for redemptions of our ESOP Preferred Stock under the Delta Family-Care Savings Plan. We distributed these shares from treasury at an average price that is lower than the average price we paid to purchase these shares. As a result, our Consolidated Balance Sheet at December 31, 2005 reflects an approximately $1.8 billion decrease in treasury stock at cost, and a corresponding decrease in additional

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid-in-capital. Due to our Chapter 11 filing, we are no longer redeeming shares of our ESOP Preferred Stock.
      At our Annual Meeting of Shareowners held on May 19, 2005, shareowners approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 450 million to 900 million and to decrease the par value of the common stock from $1.50 per share to $0.01 per share. As a result of this amendment, our Consolidated Balance Sheet at December 31, 2005 reflects a $289 million decrease in common stock and a corresponding increase in additional paid-in capital.

Stock Option and Other Stock-Based Award Plans
      Prior to the Petition Date, we adopted certain plans which provide for the issuance of common stock in connection with the exercise of stock options and for other stock-based awards. Stock options awarded under these plans (1) have an exercise price equal to the fair value of the common stock on the grant date; (2) become exercisable one to five years after the grant date; and (3) expire up to 10 years after the grant date.
      We believe that all of our stock options will be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion seeking authority to reject our outstanding stock options to avoid the administrative and other costs associated with our stock option plans.
      The following table includes additional information about these plans as of December 31, 2005. Except as set forth in Note 1 to the table, due to our Chapter 11 proceedings, no future awards will be made under these plans:

	Total Shares	Non-Qualified
	Authorized for	Stock Options
Plan	Issuance	Granted

2004 broad-based employee stock option plans(1)	62,340,000	62,216,100
1996 broad-based employee stock option plans(2)	49,400,000	49,400,000
Delta 2000 Performance Compensation Plan(3)	16,000,000	13,942,075
Non-Employee Directors’ Stock Option Plan(4)	250,000	119,245
Non-Employee Directors’ Stock Plan(5)	500,000	—

(1)	During the December 2004 quarter, we adopted these nonpilot and pilot plans due to the substantial contributions made by employees to our out-of-court restructuring efforts. We did not seek shareowner approval to adopt these plans because the Audit Committee of our Board of Directors determined that the delay necessary in obtaining such approval would seriously jeopardize our financial viability. The New York Stock Exchange accepted our reliance on this exception to its shareowner approval policy. The plans provide that shares reserved for awards that are forfeited are available for future stock option grants. At December 31, 2005, a total of approximately 8.8 million shares were available for future stock option grants under this forfeiture provision.
(2)	In 1996, shareowners approved broad-based nonpilot and pilot stock option plans. Under these two plans, we granted eligible employees non-qualified stock options to purchase a total of 49.4 million shares of common stock in three approximately equal installments on October 30, 1996, 1997 and 1998.
(3)	On October 25, 2000, shareowners approved this plan, which authorized the grant of stock options and a limited number of other stock awards. The plan amends and restates a prior plan which was also approved by shareowners.
(4)	On October 22, 1998, the Board of Directors approved this plan under which each non-employee director could have received an annual grant of non-qualified stock options.
(5)	In 1995, shareowners approved this plan, under which a portion of each non-employee director’s compensation for serving as a director was paid in shares of common stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes all stock option activity for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at the beginning of the year	105,933	$15	37,893	$31	58,806	$44
Granted	1,939	5	70,763	6	11,894	12
Exercised	—	—	(3)	11	(38)	11
Forfeited	(15,471)	8	(2,720)	38	(32,769)	47

Outstanding at the end of the year	92,401	16	105,933	15	37,893	31

Exercisable at the end of the year	53,944	$22	33,337	$33	22,846	$44

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

				Stock Options
	Stock Options Outstanding			Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Exercise Price of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock Options	(000)	Life (years)	Price	(000)	Price

$2-$20	72,863	9	$7	34,406	$8
$21-$35	3,864	2	$34	3,864	$34
$36-$50	14,728	2	$49	14,728	$49
$51-$70	946	4	$56	946	$56

Payment of Dividends
      The determination to pay cash dividends on our ESOP Preferred Stock and our common stock is at the discretion of our Board of Directors, and is also subject to the provisions of Delaware General Corporation Law (“Delaware Law”) and restrictions in our DIP Credit Facility and Amex Post-Petition Facility.
      In July 2003, our Board of Directors discontinued the payment of quarterly cash dividends on our common stock due to the financial challenges facing Delta. We had previously paid a quarterly dividend of $0.025 per common share.
      Effective December 2003, our Board of Directors suspended indefinitely the payment of dividends on our ESOP Preferred Stock to comply with provisions of Delaware Law, which limits a company’s ability to pay dividends. The terms of the ESOP Preferred Stock provided for cumulative dividends on that stock. Unpaid dividends on the ESOP Preferred Stock accrued without interest, until paid, at a rate of $4.32 per share per year. At December 31, 2005 and 2004, accumulated but unpaid dividends on the ESOP Preferred Stock totaled $50 million and $35 million, respectively, and are recorded in Liabilities Subject to Compromise on our Consolidated Balance Sheet. Subsequent to December 31, 2005 all outstanding shares of ESOP Preferred Stock were converted into common stock. See “ESOP Preferred Stock” below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESOP Preferred Stock
      In December 2005, we amended the Savings Plan to give eligible participants the opportunity to receive an in-service distribution of the ESOP Preferred Stock and common stock in their ESOP accounts in the Savings Plan. Under this amendment, which was approved by the Bankruptcy Court, eligible participants could make an election between December 19, 2005 and January 18, 2006 to receive such an in-service distribution. Upon its distribution, the ESOP Preferred Stock was automatically converted in accordance with its terms into shares of common stock. Subsequent to January 18, 2006, the trustee of the Savings Plan converted all the remaining shares of ESOP Preferred Stock into common stock.
      Each outstanding share of ESOP Preferred Stock accrued a cumulative cash dividend of 6% per year of its stated value of $72.00; was convertible into 1.7155 shares of common stock, which is equivalent to a conversion price of $41.97 per share; and had a liquidation preference of $72.00, plus accrued and unpaid dividends. The ESOP Preferred Stock generally voted together as a single class with the common stock and had two votes per share. The conversion rate, conversion price and voting rights of the ESOP Preferred Stock were subject to adjustment in certain circumstances.
      All shares of ESOP Preferred Stock were held of record by the trustee of the Savings Plan (see Note 12). At December 31, 2005, 8,007,213 shares of common stock were reserved for the conversion of the ESOP Preferred Stock.
      Prior to our Chapter 11 filing, we were generally required to redeem shares of ESOP Preferred Stock (1) to provide for distributions of the accounts of Savings Plan participants who terminate employment with us and request a distribution and (2) to implement annual diversification elections by Savings Plan participants who are at least age 55 and have participated in the Savings Plan for at least 10 years. In these circumstances, shares of ESOP Preferred Stock were redeemable at a price (“Redemption Price”) equal to the greater of (1) $72.00 per share or (2) the fair value of the shares of common stock issuable upon conversion of the ESOP Preferred Stock to be redeemed, plus, in either case, accrued and unpaid dividends on the shares of ESOP Preferred Stock to be redeemed. Under the terms of the ESOP Preferred Stock, we were able to pay the Redemption Price in cash, shares of common stock (valued at fair market value), or in a combination thereof. Due to our Chapter 11 filing, we ceased redeeming shares of ESOP Preferred Stock.

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
      The rights expire on November 4, 2006. We may redeem the rights for $0.01 per right at any time before a person becomes the beneficial owner of 15% or more of our common stock. We may amend the rights in any respect so long as the rights are redeemable. At December 31, 2005, 2,250,000 shares of preferred stock were reserved for issuance under the Shareowner Rights Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Comprehensive Loss
      Comprehensive loss includes (1) reported net loss; (2) the additional minimum pension liability; (3) effective unrealized gains and losses on fuel derivative instruments that qualify for hedge accounting; and (4) unrealized gains and losses on marketable equity securities. The following table shows our comprehensive loss for the years ended December 31, 2005, 2004 and 2003:

(in millions)	2005	2004	2003

Net loss	$(3,818)	$(5,198)	$(773)
Other comprehensive loss	(364)	(20)	(776)

Comprehensive loss	$(4,182)	$(5,218)	$(1,549)

      The following table shows the components of accumulated other comprehensive loss at December 31, 2005, 2004 and 2003, and the activity for the years then ended:

	Additional
	Minimum	Fuel	Marketable
	Pension	Derivative	Equity	Valuation
(in millions)	Liability	Instruments	Securities	Allowance	Total

Balance at December 31, 2002	$(1,586)	$29	$(5)	$—	$(1,562)

Additional minimum pension liability adjustments	(1,268)	—	—	—	(1,268)
Unrealized gain	—	159	6	—	165
Realized gain	—	(152)	(5)	—	(157)
Impairment	—	—	8	—	8
Tax effect	482	(2)	(4)	—	476

Net of tax	(786)	5	5	—	(776)

Balance at December 31, 2003	(2,372)	34	—	—	(2,338)

Additional minimum pension liability adjustments	71	—	—	—	71
Unrealized gain	—	50	—	—	50
Realized gain	—	(105)	—	—	(105)
Tax effect	(28)	21	—	(29)	(36)

Net of tax	43	(34)	—	(29)	(20)

Balance at December 31, 2004	(2,329)	—	—	(29)	(2,358)

Additional minimum pension liability adjustments	(365)	—	—	—	(365)
Unrealized gain	—	—	1	—	1
Tax effect	141	—	—	(141)	—

Net of tax	(224)	—	1	(141)	(364)

Balance at December 31, 2005	$(2,553)	$—	$1	$(170)	$(2,722)

      We did not have any fuel hedge contracts at December 31, 2005 and 2004. See Notes 6 and 12 for additional information related to our fuel hedge contracts and our additional minimum pension liability, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Geographic Information
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
      We are managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network that includes Mainline, Comair and our contract carriers. The flight equipment of the carriers is combined to form one fleet which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.
      Operating revenues are assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenues by geographic region for the years ended December 31, 2005, 2004 and 2003 are summarized in the following table:

(in millions)	2005	2004	2003

North America	$13,030	$12,389	$11,854
Atlantic	2,255	2,088	1,799
Pacific	150	143	111
Latin America	756	615	544

Total	$16,191	$15,235	$14,308

      Our tangible assets consist primarily of flight equipment which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

Note 16.	Restructuring, Asset Writedowns, Pension Settlements and Related Items, Net

2005
      In 2005, we recorded an $888 million charge in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statements of Operations, as follows:

•	Pension Curtailment Charge. A $447 million curtailment charge related to our defined benefit pension plans for our pilot (“Pilot Plan”) and nonpilot (“Nonpilot Plan”) employees. This charge relates to the impact on the Nonpilot Plan of the planned reduction of 6,000 to 7,000 jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004 (see Note 12).

•	Pension Settlements. $388 million in settlement charges primarily related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distributions from plan assets (see Note 12).

•	Workforce Reduction. A $46 million charge related to our decision to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007. This charge was offset by a net $3 million reduction in accruals associated with prior year workforce reduction programs.

•	Asset Charges. A $10 million charge related to the removal from service of six B737-200 aircraft prior to their lease expiration dates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004
      In 2004, we recorded a $41 million net gain in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statements of Operations, as follows:

•	Elimination of Retiree Healthcare Subsidy. A $527 million gain related to our decision to eliminate the company provided healthcare coverage subsidy for employees who retire after January 1, 2006 (see Note 12).

•	Pension Settlements. $251 million in settlement charges related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distribution from plan assets (see Note 12).

•	Workforce Reduction. A $194 million charge related to our decision to reduce staffing by approximately 6,000 to 7,000 jobs by December 2005. This charge included charges of $152 million related to special termination benefits (see Note 12) and $42 million related to employee severance.

•	Asset Charges. A $41 million aircraft impairment charge related to our agreement to sell eight owned MD-11 aircraft. In October 2004, we sold these aircraft and related inventory to a third party for $227 million.

2003
      In 2003, we recorded a $268 million charge in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statements of Operations, as follows:

•	Pension Settlement. A $212 million settlement charge related to the Pilot Plan due to a significant increase in pilot retirements (see Note 12).

•	Pension and Postretirement Curtailment Charge. A $43 million net charge for costs associated with our 2002 workforce reduction program. This charge relates to a net curtailment loss under certain of our pension and postretirement medical benefit plans (see Note 12).

•	Planned Sale of Aircraft. A $41 million charge as a result of a definitive agreement to sell 11 B737-800 aircraft to a third party immediately after those aircraft were delivered to us by the manufacturer in 2005.

•	Other. A $28 million reduction to operating expenses based primarily on revised estimates of remaining costs associated with prior year restructuring reserves (see Note 17).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Restructuring and Other Reserves
      The following table shows changes in our restructuring and other reserve balances as of December 31, 2005, 2004 and 2003, and the associated activity for the years then ended:

	Restructuring and Other Charges

		Severance and Related Costs

	Facilities	Workforce Reduction Programs
	and
(in millions)	Other	2005	2004	2002	2001

Balance at December 31, 2002	$65	$—	$—	$71	$3

Payments	(9)	—	—	(45)	(2)
Adjustments	(9)	—	—	(21)	—

Balance at December 31, 2003	47	—	—	5	1

Additional costs and expenses	—	—	42	—	—
Payments	(8)	—	—	(2)	(1)
Adjustments	(1)	—	—	(3)	—

Balance at December 31, 2004	38	—	42	—	—

Additional costs and expenses	6	46	5	—	—
Payments	(8)	—	(36)	—	—
Adjustments	—	—	(9)	—	—

Balance at December 31, 2005	$36	$46	$2	$—	$—

      The facilities and other reserve represents costs related primarily to (1) future lease payments for facility closures and (2) contract termination fees. We recorded charges of $5 million for future lease payments associated with the early retirement of leased aircraft, during the period from January 1, 2005 through the Petition Date.
      The severance and related costs reserve represents future payments associated with our 2005, 2004, 2002 and 2001 voluntary and involuntary workforce reduction programs. Under the 2005 program, we plan to eliminate 7,000 to 9,000 jobs by the end of 2007. During 2003, we recorded a $21 million adjustment to prior year reserves based on revised estimates of remaining costs primarily due to fewer employee reductions under our 2002 involuntary workforce reduction program than originally anticipated because of higher than expected reductions from attrition and retirements.
      In accordance with SOP 90-7, substantially all of our pre-petition restructuring and other reserves were classified as liabilities subject to compromise.

Note 18.	Equity Investments

WORLDSPAN, L.P. (“Worldspan”)
      On June 30, 2003, we sold our 40% equity investment in Worldspan, for (1) $285 million in cash and (2) a $45 million subordinated promissory note, which paid interest at 10% per annum and was scheduled to mature in 2012. As a result of this transaction, we recorded a $279 million gain ($176 million net of tax) in other income (expense) on our 2003 Consolidated Statements of Operations. In addition, we will receive credits totaling approximately $125 million, which will be recognized ratably as a reduction of costs through 2012, for future Worldspan-provided services.
      The carrying and fair value of the subordinated promissory note was $36 million and $38 million at December 31, 2004 and 2003, respectively, which reflects a writedown resulting from a decrease in its fair value. This note was classified as a trading security under SFAS 115 (see Note 2). On January 10, 2005,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Worldspan redeemed the subordinated promissory note for $36 million, which represented the carrying value of the note as of December 31, 2004.
      Our equity earnings from this investment totaled $18 million for the year ended December 31, 2003. We also received cash dividends from Worldspan of $44 million for the year ended December 31, 2003.
      Worldspan provides us with computer reservation and related services for which we paid approximately $90 million for the six-months ended June 30, 2003. As discussed above, we sold our equity interest in Worldspan on June 30, 2003.

Orbitz, Inc. (“Orbitz”)
      During November 2004, we sold our remaining ownership and voting interest in Orbitz for approximately $143 million. We recognized a gain of approximately $123 million on this transaction in gain from sale of investments, net.
      During December 2003, Orbitz completed its initial public offering and the founding airlines of Orbitz, including us, sold a portion of their Orbitz shares. We received $33 million from our sale of Orbitz shares. Additionally, we recorded (1) a SAB 51 gain of $18 million, net of tax, in additional paid-in capital on our Consolidated Balance Sheet (see Note 2 for our SAB 51 accounting policy); (2) a $28 million gain ($17 million net of tax) in other income (expense) on our Consolidated Statement of Operations from our sale of Orbitz shares; and (3) a $4 million loss ($2 million net of tax) in other income (expense) on our Consolidated Statement of Operations from previously unrecognized Orbitz losses since our recorded investment in Orbitz was zero prior to its initial public offering.
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
      For the years ended December 31, 2004 and 2003, the gains (losses) recorded from our investment in Orbitz were not material to our Consolidated Statements of Operations.

Note 19.	Loss per Share
      We calculate basic loss per share by dividing the net loss available to common shareowners by the weighted average number of common shares outstanding. Diluted loss per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of diluted loss per share.
      The following table shows our computation of basic and diluted loss per share:

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Basic and diluted:
Net loss	$(3,818)	$(5,198)	$(773)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(18)	(19)	(17)

Net loss available to common shareowners	(3,836)	(5,217)	(790)
Weighted average shares outstanding	161.5	127.0	123.4

Basic and diluted loss per share	$(23.75)	$(41.07)	$(6.40)

      For the years ended December 31, 2005, 2004 and 2003, we excluded from our loss per share calculations all common stock equivalents, which primarily include stock options, our ESOP Preferred Stock

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due June 3, 2023 (“8.0% Notes”) and our 2 7/8% Convertible Senior Notes due 2024 (“2 7/8 % Notes”) (as applicable), because their effect on loss per share was anti-dilutive. The common stock equivalents totaled 143.2 million, 78.8 million and 51.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      During 2004, we adopted EITF 04-08, which required the adjustment to prior period diluted earnings per share amounts for contingently convertible securities. We have outstanding two classes of contingently convertible debt securities: (1) 8.0% Notes, which we issued in June 2003, and (2) 2 7/8 % Notes, which we issued in February 2004.
      Due to the adoption of EITF 04-08 as of December 31, 2004, we adjusted our basic loss per share for the three months ended June 30, 2003 to include the dilutive impact of the 12.5 million shares of common stock issuable upon conversion of the 8.0% Notes. All other quarterly and annual diluted loss per share calculations for periods ending before December 31, 2004 were not impacted by our adoption of EITF 04-08 due to the anti-dilutive nature of these securities.

Note 20.	Government Compensation and Reimbursements
      During 2003, we received payments from the U.S. Government under the Emergency Wartime Supplemental Appropriations Act totaling (1) $398 million as reimbursement for passenger and air carrier security fees, which we recorded as a reduction of operating expenses in our 2003 Consolidated Statements of Operations, and (2) $13 million related to the strengthening of flight deck doors, which we recorded as a reduction to previously capitalized costs.

Note 21.	Valuation and Qualifying Accounts
      The following table shows our valuation and qualifying accounts as of December 31, 2005, 2004 and 2003, and the associated activity for the years then ended:

		Allowance for:

			Obsolescence
			of Expendable
	Restructuring	Uncollectible	Parts &
	and Other	Accounts	Supplies	Deferred Tax
(in millions)	Charges(1)	Receivable(2)	Inventory	Assets

Balance at December 31, 2002	$139	$33	$183	$16

Additional costs and expenses	—	34	11	9
Payments and deductions	(86)	(29)	(11)	—

Balance at December 31, 2003	53	38	183	25

Additional costs and expenses	42	32	15	2,508
Payments and deductions	(15)	(32)	(14)	(133)

Balance at December 31, 2004	80	38	184	2,400	(3)

Additional costs and expenses	57	18	26	1,746
Payments and deductions	(53)	(15)	(9)	(192)

Balance at December 31, 2005	$84	$41	$201	$3,954	(4)

(1)	See Notes 16 and 17 for additional information related to leased aircraft and restructuring and other charges.
(2)	The payments and deductions related to the allowance for uncollectible accounts receivable represent the write-off of accounts considered to be uncollectible, less recoveries.
(3)	$29 million of this amount was recorded in accumulated other comprehensive loss on our 2004 Consolidated Balance Sheet (see Note 14).
(4)	$141 million of this amount was recorded in accumulated other comprehensive loss on our 2005 Consolidated Balance Sheet

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Quarterly Financial Data (Unaudited)
      The following table summarizes our unaudited quarterly results of operations for 2005 and 2004:

	Three Months Ended
2005
(in millions, except per share data)	March 31	June 30	September 30	December 31

Operating revenues	$3,706	$4,249	$4,308	$3,928
Operating loss	$(957)	$(129)	$(240)	$(675)
Net loss	$(1,071)	$(382)	$(1,130)	$(1,235)
Basic and diluted loss per share	$(7.64)	$(2.64)	$(6.73)	$(6.54)

	Three Months Ended
2004
(in millions, except per share data)	March 31	June 30	September 30	December 31

Operating revenues	$3,587	$4,021	$3,930	$3,697
Operating loss	$(388)	$(241)	$(423)	$(2,256)
Net loss	$(383)	$(1,963)	$(646)	$(2,206)
Basic and diluted loss per share	$(3.12)	$(15.79)	$(5.16)	$(16.58)

      As discussed in Note 2, “Summary of Significant Accounting Policies — Reclassifications”, for the year ended December 31, 2005, certain revenues related to the sale of mileage credits under our SkyMiles frequent flyer program are recorded as other revenues rather than as selling expenses. We have reclassified prior period amounts to be consistent with the current year presentation. These reclassifications did not impact earnings (loss) from operations or net loss for any period presented.
      The following table shows the effect of these reclassifications on operating revenues for amounts previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and our 2004 Form 10-K.

	Three Months Ended
2005
(in millions)	March 31	June 30	September 30

Increase in operating revenues & operating expenses	$59	$64	$92

	Three Months Ended
2004
(in millions)	March 31	June 30	September 30	December 31

Increase in operating revenues & operating expenses	$58	$60	$59	$56

      The comparability of our financial results during 2005 and 2004 was materially impacted by certain events, as discussed below:

•	On September 14, 2005, we and substantially all of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with SOP 90-7, we recorded and categorized all of the bankruptcy related activity as a charge to reorganization items and reclassified or accrued certain liabilities as liabilities subject to compromise.

•	During 2005 and 2004, we recorded certain restructuring, asset writedowns, pension settlements and related items, net as follows: (1) a $447 million curtailment charge in the March 2005 quarter; (2) $388 million in settlement charges primarily during the June and December 2005 quarters; and (3) $251 million in settlement charges primarily in the June and December 2004 quarters. See Note 16 for additional information about these items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During 2004, primarily in the June 2004 quarter, we recorded a valuation allowance against substantially all of our net deferred tax assets. See Note 11 for additional information about this charge.

•	In December 2004, we recorded impairment charges related to goodwill and indefinite-lived intangible assets. See Note 7 for additional information about these charges.

•	In December 2004, we recognized a gain of $123 million upon the sale of our investment in Orbitz. See Note 18 for additional information about this sale.