Form 10-K/A
period 2005-12-31
DELTA AIR LINES INC /DE/
filed 2006-04-28
CIK 27904

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
      On March 31, 2006, there were outstanding 197,335,938 shares of the registrant’s common stock.
      This document is also available on our website at http://investor.delta.com/edgar.cfm.

Explanatory Note
      On March 27, 2006, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In accordance with General Instruction G(3), we are now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K. We are also filing with this amendment Exhibit No. 10.15(e) titled “Form of Separation Agreement and General Release Applicable to Executive Officers” and Exhibit No. 10.16 titled “Description of Certain Benefits of Executive Officers.” Additionally, certifications of the Chief Executive Officer and Chief Financial Officer are being filed with this amendment as Exhibit Nos. 31.3 and 31.4, respectively, pursuant to Rule 12b-15 under the Securities Exchange Act.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth information regarding our directors and executive officers, as of April 28, 2006:

Name	Age	Position
Edward H. Budd	72	Director
Domenico De Sole	62	Director
David R. Goode	65	Director
Gerald Grinstein	73	Chief Executive Officer and Director
Patricia L. Higgins	56	Director
Arthur E. Johnson	59	Director
Karl J. Krapek	57	Director
Paula Rosput Reynolds	49	Director
John F. Smith, Jr.	68	Chairman of the Board of Directors
Kenneth B. Woodrow	61	Director
James Whitehurst	38	Chief Operating Officer
Edward H. Bastian	48	Chief Financial Officer
Glen W. Hauenstein	45	Executive Vice President — Network Planning and Revenue Management
Joseph C. Kolshak	49	Executive Vice President — Operations
Lee A. Macenczak	44	Executive Vice President — Sales and Customer Service
Paul G. Matsen(1)	46	Executive Vice President and Chief Marketing Officer

(1)	Mr. Matsen’s employment with Delta ends effective June 1, 2006 due to the consolidation of positions in Delta’s executive team. His responsibilities have been assigned to other officers and his position will not be replaced.
Directors

Edward H. Budd

Joined Delta’s Board in 1985. Chairman of the Board and Chief Executive Officer of The Travelers Corporation (1982 until his retirement in 1993); held other executive officer positions in that company (1974-1982).

Committees:	Audit (Chair); Finance; Personnel & Compensation

Directorships:	None

Affiliations:	Member of the American Academy of Actuaries and The Business Council; Trustee of Tufts University

Domenico De Sole

Joined Delta’s Board in 2005. Chairman, TOM FORD Brand since 2005; President and Chief Executive Officer of Gucci Group, N.V., and Chairman of the Gucci Group’s Management Board (1995 – 2004); Chief Operating Officer, Gucci Group (1994 – 1995); Chief Executive Officer, Gucci America (1984 – 1994). Prior to joining Gucci, De Sole was a partner with the law firm of Patton, Boggs L.L.P.

Committees:	Corporate Governance and Finance

Directorships:	Bausch & Lomb, Incorporated; The Gap, Inc.; TOM FORD Brand; Gruppo Ermenegildo Zegna; TelecomItalia SpA

Affiliations:	Member, Advisory Board of Harvard Law School

David R. Goode

Joined Delta’s Board in 1999. Chairman of the Board of Norfolk Southern Corporation (1992 until his retirement in 2006); Chief Executive Officer of Norfolk Southern Corporation (1992 – October 2005); held other executive officer positions with that company since 1985.

Committees:	Personnel & Compensation (Chair); Finance

Directorships:	Caterpillar, Inc.; Norfolk Southern Corporation; Norfolk Southern Railway Company; Texas Instruments, Incorporated

Affiliations:	Member of The Business Council

Gerald Grinstein

Chief Executive Officer of Delta since 2004. Joined Delta’s Board in 1987. Non-executive Chairman of the Board of Agilent Technologies, Inc. (1999 – 2002); non-executive Chairman of Delta’s Board of Directors (1997 – 1999); Retired Chairman of Burlington Northern Santa Fe Corporation (successor to Burlington Northern Inc.) since December 1995; executive officer, including Chief Executive Officer, of Burlington Northern Inc. and certain affiliated companies (1987 – 1995); Chief Executive Officer of Western Air Lines, Inc. (1985 – 1987).

Committees:	None

Directorships:	None

Affiliations:	Trustee, Henry M. Jackson Foundation; Trustee, University of Washington Foundation

Patricia L. Higgins

Joined Delta’s Board in 2005. President and Chief Executive Officer of Switch and Data, a leading neutral interconnection and colocation provider (2000 – 2004); Chairman and Chief Executive Officer of The Research Board, a business unit of the Gartner Group, and an Executive Vice President of the Gartner Group (1999 – 2000); Chief Information Officer, Corporate Vice President and Member of the Executive Committee of Alcoa (1997 – 1999).

Committees:	Audit; Corporate Governance

Directorships:	Visteon Corporation; Internap Network Services Corporation

Arthur E. Johnson

Joined Delta’s Board in 2005. Senior Vice President, Corporate Strategic Development of Lockheed Martin Corporation since December 2001; Vice President, Corporate Strategic Development of Lockheed Martin Corporation (1999 – 2001); President and Chief Operating Officer of Lockheed Martin Corporation Information and Services Sector (1997 – 1999); President of Lockheed Martin Corporation Systems Integration Group (January 1997 to August 1997); President of Loral Corporation Federal Systems Group (1994 – 1996).

Committees:	Finance; Personnel & Compensation

Directorships:	AGL Resources, Inc.; IKON Office Solutions, Inc.

Affiliations:	Trustee, Dillard University; Director, The Woods Charitable Foundation, Inc.

Karl J. Krapek

Joined Delta’s Board in 2004. President and Chief Operating Officer of United Technologies Corporation (1999 until his retirement in 2002); also held other management positions in that company (1982 – 1999).

Committees:	Corporate Governance (Chair); Finance

Directorships:	Lucent Technologies Inc.; Prudential Financial, Inc.; The Connecticut Bank and Trust Company; Visteon Corporation

Affiliations:	Vice Chairman, Board of Trustees of Connecticut State University; Director, St. Francis Care, Inc.; Chairman, Hartford Youth Scholars Foundation

Paula Rosput Reynolds

Joined Delta’s Board in 2004. President and Chief Executive Officer of Safeco Corporation since January 2006; Chairman of the Board of AGL Resources, Inc. (2002 – 2005); President and Chief Executive Officer of AGL Resources, Inc. (2000 – 2005); Chairman of Atlanta Gas Light Company, a wholly-owned subsidiary of AGL Resources, Inc., (2000 – 2003); President and Chief Operating Officer of Atlanta Gas Light Company (1998 – 2000); President and Chief Executive Officer of Duke Energy Power Services, LLC, a subsidiary of Duke Energy Corporation (1997 – 1998).

Committees:	Corporate Governance; Personnel & Compensation

Directorships:	Coca-Cola Enterprises Inc.; Safeco Corporation

John F. Smith, Jr.

Joined Delta’s Board in 2000. Chairman of the Board of General Motors Corporation (1996 until his retirement in 2003); also served as that company’s Chief Executive Officer (1992 – 2000), President (1992 – 1998) and Chief Operating Officer (1992).

Committees:	Finance (Chair); Audit; Corporate Governance

Directorships:	Swiss Reinsurance Company; The Procter & Gamble Company

Affiliations:	Member of the Board of The Nature Conservancy; Chairman of the Advisory Board of Alix Partners LLC/ Questor Partners Funds; Member of The Business Council; Trustee, Boston University

Kenneth B. Woodrow

Joined Delta’s Board in 2004. Vice Chairman of Target Corporation (1999 until his retirement in 2000); also served as that company’s President (1994 – 1999); and held other management positions in that company (1971 – 1994).

Committees:	Audit; Personnel & Compensation

Directorships:	EZ Gard Industries, Inc.; Visteon Corporation

Affiliations:	Chairman of the Board of Trustees, Hamline University
Executive Officers

James Whitehurst

Chief Operating Officer since July 2005; Senior Vice President and Chief Network and Planning Officer (2004 – July 2005); Senior Vice President — Finance, Treasury & Business Development (2002 – 2004); Vice President and Director, Boston Consulting Group (2001).

Edward H. Bastian

Chief Financial Officer since April 2006; Executive Vice President and Chief Financial Officer (July 2005 – April 2006); Chief Financial Officer, Acuity Brands (June 2005 – July 2005); Senior Vice President — Finance and Controller, Delta Air Lines (2000 – April 2005); Vice President and Controller (1998 – 2000).

Glen W. Hauenstein

Executive Vice President — Network Planning and Revenue Management since April 2006; Executive Vice President and Chief of Network and Revenue Management (August 2005 – April 2006); Vice General Director — Chief Commercial Officer and Chief Operating Officer, Alitalia (2003 – 2005); Senior Vice President — Network, Continental Airlines (2003); Senior Vice President — Scheduling, Continental Airlines (2001 – 2003); Vice President Scheduling, Continental Airlines (1998 – 2001).

Joseph C. Kolshak

Executive Vice President — Operations since April 2006; Executive Vice President and Chief of Operations (July 2005 – April 2006); Senior Vice President and Chief of Operations 2004 — 2005; Senior Vice President — Flight Operations (2002 – 2004); Vice President — Flight Operations (2001 – 2002); Director, Investor Relations (1998 – 2001); General Manager — Flight Operations (1996 – 1998); Flight Operations Manager and Assistant Chief Pilot (1994 – 1996); Flight Operations Coordinator — Atlanta (1993 – 1994); Special Assignment Supervisor to the Vice President of Flight Operations (1991 – 1993). Additionally, Mr. Kolshak is a 757/767/777 Captain.

Lee A. Macenczak

Executive Vice President — Sales and Customer Service since April 2006; Executive Vice President and Chief Customer Service Officer (July 2005 – April 2006); Senior Vice President and Chief Customer Service Officer (2004 – 2005); Senior Vice President & Chief Human Resources Officer (June 2004 – October 2004); Senior Vice President — Sales and Distribution (2000 – 2004); Vice President — Customer Service (1999 – 2000); Vice President — Reservation Sales (1998 – 1999); Vice President — Reservation Sales & Distribution Planning (1996 – 1998).

Paul G. Matsen

Executive Vice President and Chief Marketing Officer since July 2005; Senior Vice President and Chief Marketing Officer (2004 – 2005); Senior Vice President — International & Alliances (2000 – 2004); Senior Vice President — Alliances (1999 – 2000); Senior Vice President — Alliance Strategy & Development (1998 – 1999); Senior Vice President — Corporate Planning & Information Technologies (1997 – 1998); Senior Vice President — Corporate Planning (1996 – 1997); Vice President — Corporate Planning (1996); Vice President — Advertising and Consumer Marketing (1994 – 1996). Mr. Matsen’s employment with Delta ends effective June 1, 2006, due to the consolidation of positions in Delta’s executive team.
Corporate Governance Matters

Director Independence
      The Board of Directors has adopted a formal policy that a substantial majority of its members should be independent directors who have no material relationship with Delta (either directly or as a partner, shareowner or officer of an organization that has such a relationship with Delta), as defined under the New York Stock Exchange (“NYSE”) listing standards and our director independence standards. Although our securities were delisted from the NYSE, we continue to determine the independence of directors under the NYSE listing standards and our director independence standards. The Board of Directors has determined that all directors are independent under both sets of standards except Mr. Grinstein, who is not independent because he became our Chief Executive Officer on January 1, 2004. In making these independence determinations, the Board of Directors considered information submitted by the directors in response to directors’ questionnaires and information obtained from our internal records. Delta’s director independence standards are available on our website at www.delta.com/about_delta/investor_relations/corporate_governance/index.jsp.

Independence of Audit, Corporate Governance and Personnel & Compensation Committee Members
      The Audit, Corporate Governance and Personnel & Compensation Committees of our Board of Directors consist entirely of non-employee directors who are independent, as defined in the NYSE listing standards and our director independence standards. The members of the Audit Committee also satisfy the additional independence requirements set forth in rules under the Securities Exchange Act of 1934.

Audit Committee Financial Experts
      The Board of Directors has designated all of the Audit Committee members, Mr. Budd, Ms. Higgins, Mr. Smith and Mr. Woodrow, as Audit Committee Financial Experts. The Board has also determined that each is independent, as described above.

Corporate Governance Principles, Independence Standards, Committee Charters, and Codes of Ethics
      Our corporate governance principles, director independence standards, the charters of the Audit, Corporate Governance and Personnel & Compensation Committees, our code of ethics and business conduct for all employees, including our senior financial officers (as defined in SEC rules), and our code of ethics and business conduct for directors, and certain Board policies are available on our website at www.delta.com/about_delta/investor_relations/corporate_governance/index.jsp. Additionally, a copy of these materials may be obtained by contacting our Corporate Secretary at PO Box 20574, Dept. 981, Atlanta, GA 30320-2574. We intend to post on our website any amendments or waivers of our codes of ethics and business conduct in favor of members of the board of directors or our senior financial officers.

Shareowner Communications with Directors
      The Board of Directors has established a process by which our shareowners may communicate with our independent directors. Shareowners may send communications by e-mail to independent.directors@delta.com. We have established a link to this address on our website. All communications will be sent directly to the non-executive Chairman of the Board, as representative of the independent directors, other than communications pertaining to customer service, human resources and accounting, auditing, internal control and financial reporting matters. Communications regarding customer service and human resources matters will be forwarded for handling by the appropriate Delta department. Communications regarding accounting, auditing, internal control and financial reporting matters will be brought to the attention of the Chair of the Audit Committee.

Meetings of the Board of Directors and Board Committees
      The Board of Directors holds regular meetings four times a year, schedules special meetings when required and regularly meets in executive session without management. Mr. Smith, who serves as the non-executive Chairman of the Board, presides at these executive sessions.
      During 2005, the Board met 13 times. The Board and its committees also meet informally from time to time. Each director attended more than 90% of the meetings of the Board of Directors and the committees on which he or she served that were held during his or her tenure on the Board of Directors, except Mr. De Sole. Due to an unavoidable conflict, Mr. De Sole, who joined the Board on October 3, 2005, was unable to attend one of the three meetings held after he joined the Board.
      It is the Board’s policy that directors should attend each annual meeting of shareowners. All directors elected at the 2005 annual meeting of shareowners attended that meeting.

Section 16 Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities (“reporting persons”) to file certain reports concerning their beneficial ownership of our equity securities. We believe that during 2005 all reporting persons complied with their Section 16(a) filing obligations.

ITEM 11.	EXECUTIVE COMPENSATION
      This section contains information about the compensation of Mr. Grinstein, who served as Delta’s Chief Executive Officer during 2005, and Delta’s four most highly compensated executive officers, other than Mr. Grinstein, who were serving as executive officers at December 31, 2005.
Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities		All Other
				Annual	Stock	Underlying		Compen-
		Salary	Bonus	Compensation	Awards	Options/SARs	LTIP	sation
Name and Principal Position(1)	Year	($)(2)(3)	($)(4)	($)(5)	($)(6)	(#)(7)	($)(8)	($)(9)
Gerald Grinstein	Year ended 12/31/05	431,250	0	2,705	0	0	0	0
Chief Executive Officer	Year ended 12/31/04	250,000	0	40,837	0	0	0	91,370
James M. Whitehurst	Year ended 12/31/05	401,981	0	4,901	0	0	0	4,374
Chief Operating Officer	Year ended 12/31/04	420,000	0	4,511	0	296,700	0	3,581
Edward H. Bastian(10)	Year ended 12/31/05	264,616	350,000	11,692	0	0	0	200,538
Chief Financial Officer
Joseph C. Kolshak	Year ended 12/31/05	394,877	0	3,761	0	0	0	33,918
Executive Vice	Year ended 12/31/04	367,917	0	6,738	0	313,400	0	7,797
President - Operations
Paul G. Matsen	Year ended 12/31/05	394,877	0	2,685	0	0	0	5,553
Executive Vice	Year ended 12/31/04	382,125	0	2,300	0	313,400	0	5,477
President and Chief
Marketing Officer

(1)	Messrs. Grinstein, Whitehurst, Kolshak and Matsen each became an executive officer of Delta during 2004, and Mr. Bastian became an executive officer of Delta in 2005. Accordingly, consistent with rules adopted by the Securities and Exchange Commission, this table does not include information regarding compensation (a) for Messrs. Grinstein, Whitehurst, Kolshak and Matsen for the year ended December 31, 2003; or (b) for Mr. Bastian for the years ended December 31, 2004 and 2003.

(2)	As part of its cost reduction efforts, Delta implemented an across-the-board 10% salary reduction for nonpilot employees, including its executive officers, on January 1, 2005. No executive officer received a salary increase in 2005 except that, as previously reported, Mr. Whitehurst’s annual salary was set at $450,000 on July 20, 2005 due to his promotion to Chief Operating Officer. As discussed in footnote 10 to this table, Mr. Bastian resigned from Delta effective April 1, 2005, and rejoined Delta as Executive Vice President and Chief Financial Officer on July 20, 2005.
    As part of its Chapter 11 reorganization, Delta is seeking an additional $3 billion in annual financial benefits by the end of 2007. This includes the reduction of pay at all levels of management. Accordingly, effective November 1, 2005, the annual salary of Mr. Grinstein was reduced by 25%, and the salary for all other officers was reduced by 15%. The following table shows the annual salary rate for each person named in the Summary Compensation Table as of October 31, 2005 (“Former Annual Salary”) and after the salary reduction which became effective on November 1, 2005 (“Current Annual Salary”).

	Former Annual	Current Annual
Name	Salary($)	Salary($)	% Reduction
Mr. Grinstein	450,000	337,500	25
Mr. Whitehurst	450,000	382,500	15
Mr. Bastian	450,000	382,500	15
Mr. Kolshak	405,000	344,250	15
Mr. Matsen	405,000	344,250	15

(3)	The salary reported in the Summary Compensation Table for Messrs. Grinstein, Kolshak and Matsen is higher in 2005 than in 2004 because:

•	Mr. Grinstein voluntarily relinquished his salary (a) for the quarter ended March 31, 2004, to facilitate Delta’s compliance with the executive compensation limits under the Emergency Wartime Supplemental Appropriations Act; and (b) for the quarter ended December 31, 2004, in keeping with companywide efforts to reduce Delta’s costs. Through the combination of these actions, Mr. Grinstein only accepted 50% of his 2004 base salary of $500,000.

•	Messrs. Kolshak and Matsen each received a salary increase on June 1, 2004, as a result of their promotions to executive officers of Delta. Since this change in compensation was not effective for all of calendar year 2004, their total 2004 salaries were below the 2005 level, even after the 2005 salary reductions described in footnote 2, above.

(4)	See footnote 10 for information regarding Mr. Bastian’s one-time payment when he rejoined Delta in July 2005.

(5)	Amounts for 2005 include tax reimbursements related primarily to (a) flight benefits and (b) life insurance arrangements. No person named in the Summary Compensation Table received compensation in the form of personal benefits in 2005 in excess of the lesser of $50,000 or 10% of the total of his annual salary and bonus in 2005.

(6)	At December 31, 2005, Mr. Grinstein had the right to receive a total of 23,387 deferred shares of common stock that the Board of Directors granted to him between 1997 and 1999 in recognition of his special service to the Board and Delta as a director. These shares were not to be issued to Mr. Grinstein until after he completed his service on the Board of Directors, and he had no voting or dispositive power over the shares prior to their issuance. These deferred shares were valued at $17,540 based on the $0.75 closing bid for the common stock as reported on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) for December 30, 2005. Effective March 31, 2006, however, Delta rejected its obligation to issue these deferred shares with the approval of the Bankruptcy Court. As a result, these deferred shares no longer have any value. No other person named in the Summary Compensation Table held restricted stock, deferred shares or restricted stock units at December 31, 2005.

(7)	Represents the number of shares of common stock subject to stock options or stock appreciation rights granted during the period. We concluded that all of our stock options and stock appreciation rights would be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion to reject these outstanding awards to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in all of these awards being rejected effective March 31, 2006.

(8)	No payments will be made for the long-term incentive award opportunities granted in January 2003 for the performance period that began January 1, 2003 and ended December 31, 2005.

(9)	For 2005, this column consists of the following items:

		Contributions to	Payments Due to
	Term Life	Qualified Defined	Internal Revenue Code	Payments under
	Insurance	Contribution	Limits Applicable to	Separation
	Coverage	Retirement Plans	Qualified Defined	Agreement
Name	Premiums ($)	($)(a)	Contribution Plans(b)	($)(b)
Mr. Grinstein	0	0	0	0
Mr. Whitehurst	813	3,561	0	0
Mr. Bastian	328	1,490	0	198,720
Mr. Kolshak	1,604	20,267	12,047	0
Mr. Matsen	1,353	4,200	0	0

(a)	Includes Delta’s contributions to the Delta Family-Care Savings Plan (a broad-based tax qualified defined contribution plan) and, with respect to Mr. Kolshak, Delta’s contributions to a defined contribution plan for pilots adopted effective January 1, 2005.

(b)	In accordance with the pilot collective bargaining agreement, contributions that would have been made to the qualified defined contribution plan for pilots but for the limits applicable to such plans under the Internal Revenue Code are paid directly to the pilot. The amount in this column represents the amount paid to Mr. Kolshak as a result of this provision.

(c)	See footnote 10 for additional information about Mr. Bastian’s payment under his Separation Agreement.

(10)	Mr. Bastian first joined Delta in October 1998 as Vice President and Controller. He was promoted to Senior Vice President — Finance and Controller in February 2000; resigned from Delta effective April 1, 2005; served as Senior Vice President and Chief Financial Officer of Acuity Brands, Inc. from June 1, 2005 until July 20, 2005; and rejoined Delta as Executive Vice President and Chief Financial Officer on July 20, 2005.
In connection with his resignation from Delta, Mr. Bastian and Delta entered into a Separation Agreement and General Release (“Separation Agreement”) under which Mr. Bastian received a one-time payment of $198,720, which is included in the column titled “All Other Compensation.” Consistent with Delta’s normal practices,

Mr. Bastian agreed in the Separation Agreement to a release of claims in favor of Delta and to certain non- competition, non-solicitation and confidentiality provisions for the benefit of Delta.
On July 20, 2005, Mr. Bastian resigned as Senior Vice President and Chief Financial Officer of Acuity Brands and rejoined Delta as Executive Vice President and Chief Financial Officer. In recognition of Mr. Bastian’s repayment obligation to Acuity Brands of a significant portion of his signing bonus from that employer, as well as Mr. Bastian’s forfeiture of substantial additional compensation from and opportunities with Acuity Brands, Delta made a one-time payment of $350,000 to Mr. Bastian. This amount is reported in the column titled “Bonus.” Mr. Bastian paid a substantial portion of this amount to Acuity Brands in satisfaction of his repayment obligation described above.
Option/SAR Grants In Last Fiscal Year
      During 2005, none of the persons named in the Summary Compensation Table received any stock options or stock appreciation rights.
Aggregated Option/SAR Exercises In Last Fiscal Year And FY-End Option Values
      The following table sets forth certain information regarding the number and value of unexercised stock options and stock appreciation rights held at December 31, 2005 by the persons named in the Summary Compensation Table. None of the persons named in the Summary Compensation Table exercised any stock options or stock appreciation rights during 2005.
      We concluded that all of our stock options and stock appreciation rights would be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion to reject these outstanding securities to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in all of the awards reported in the table below being rejected effective March 31, 2006.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs		Options/SARs at
	Shares		at FY-End(#)		FY-End($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gerald Grinstein(2)	0	$0	12,022	838	0	0
James M. Whitehurst	0	$0	209,969	197,799	0	0
Edward H. Bastian	0	$0	146,068	0	0	0
Joseph C. Kolshak	0	$0	160,069	208,933	0	0
Paul G. Matsen	0	$0	206,802	208,933	0	0

(1)	No unexercised options were in the money because the $0.75 closing bid for the common stock as reported on the Pink Sheets for December 30, 2005 was less than the exercise price of the options.

(2)	The stock options shown for Mr. Grinstein were granted to him between 1998 and 2002 for serving as a non-employee member of Delta’s Board of Directors. All non-employee members of the Board of Directors during this period received identical stock option awards.
Long-Term Incentive Plans — Awards in Last Fiscal Year
      During 2005, none of the persons named in the Summary Compensation Table received any long-term incentive award opportunities.
Retirement Plans and Other Agreements

Qualified Nonpilot Retirement Plan
      The Delta Retirement Plan (“Pension Plan”) is a broad-based, non-contributory qualified defined benefit plan for nonpilot employees. Messrs. Grinstein, Whitehurst, Bastian and Matsen participate in the Pension Plan.

      Retirement benefits under the Pension Plan are based on the same formula for all employees who are not covered by a collective bargaining agreement. Until July 1, 2003, Pension Plan benefits were calculated using only a final average earnings formula. Under this formula, the benefit is based on an employee’s (1) final average earnings; (2) years of service prior to January 1, 2006; (3) age when the payment of benefits begins (which may not be before age 52); and (4) primary Social Security benefit. Final average earnings are the average of an employee’s highest average monthly earnings (based on the employee’s salary and eligible annual incentive compensation, if any) for the 36 consecutive months in the 120-month period immediately preceding the earlier of termination of employment or January 1, 2006. The monthly retirement benefit payable at the normal retirement age of 65 is determined by multiplying final average earnings by 60%, and then reducing that amount for service of less than 30 years with Delta and by 50% of the primary Social Security benefit payable to the employee. The 50% Social Security offset is reduced for service of less than 30 years. Benefits determined under the final average earnings formula are paid in the form of a monthly annuity.
      Effective July 1, 2003, the Pension Plan was amended to transition to a cash balance formula. Generally, for employees hired (or rehired) after that date, retirement benefits are based only on the cash balance formula. Under this formula, each participant has an account, for recordkeeping purposes only, to which pay credits were allocated annually until January 1, 2006. These pay credits were based on 6% of a participant’s salary and eligible annual incentive compensation, if any. In addition, all balances in a participant’s account are credited with an annual interest credit which is currently based on the 30-year U.S. Treasury rate published by the Internal Revenue Service (the “Annual Interest Credit”). At termination of employment, an amount equal to the then-vested balance of a participant’s cash balance account is payable to the participant, at his election, in the form of an immediate or deferred lump sum or equivalent monthly annuity benefit.
      Employees covered by the Pension Plan who were employed on July 1, 2003 are eligible for transition benefits as long as they remained continuously employed (“Transition Eligible Employees”). For the period that began July 1, 2003 and ended December 31, 2005 (“Cash Balance Period”), these employees earned retirement benefits equal to the greater of the benefit determined under the Pension Plan’s final average earnings formula or its cash balance formula.
      Transition Eligible Employees were eligible to earn additional annual pay credits under the cash balance formula during the Cash Balance Period if they had less than 30 years of service with Delta as of June 30, 2003, and were at least age 35 as of July 1, 2003. These employees could earn an additional annual pay credit of 2%, if they were less than age 40 on July 1, 2003, or 2.75%, if they were at least age 40 on that date.
      Effective December 31, 2005, the Pension Plan was amended (1) to freeze accrual of future benefits attributable to years of service and pay increases after December 31, 2005 under the final average earnings formula; and (2) to cease pay credits under the cash balance formula. Annual Interest Credits will continue to be added to the cash balance account after December 31, 2005.

Non-qualified Nonpilot Retirement Plan
      Messrs. Grinstein, Whitehurst, Bastian and Matsen also participate in a non-qualified retirement plan designed to provide retirement benefits which would have been paid under the applicable formula under the Pension Plan but for limits on qualified plans under the Internal Revenue Code. Under this plan, the present value of unfunded retirement benefits earned under the non-qualified plan were to be paid at termination of employment in a lump sum calculated using assumptions determined in accordance with an agreement approved by the Personnel & Compensation Committee of Delta’s Board of Directors (“Compensation Committee”). The Compensation Committee consists of non-employee directors who are independent, as defined in the NYSE listing standards and Delta’s director independence standards.
      As discussed in footnote 10 to the Summary Compensation Table in this Item 11, Mr. Bastian first joined Delta in October 1998 and resigned effective April 1, 2005. As a result of his termination of employment, Mr. Bastian received a lump sum payment of $568,767. This pretax amount was the then present value of Mr. Bastian’s vested benefit under the non-qualified plan which had accrued through December 31, 2004.

      Effective December 31, 2005, Delta “froze” the non-qualified plan for nonpilots. This means that no additional retirement benefits will accrue under the non-qualified plan for any participant after December 31, 2005. Annual Interest Credits will continue to be added to the cash balance account after December 31, 2005.

Impact of Chapter 11 on Non-qualified Retirement Benefits
      On September 14, 2005 (“Petition Date”), Delta filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result of its Chapter 11 filing, Delta ceased payments under its non-qualified retirement plans for both nonpilots and pilots (discussed below) of benefits earned prior to the Petition Date. Delta believes it is not required to make these payments while operating under Chapter 11.
      Delta has not requested, and has no plan to request, authority from the Bankruptcy Court to pay any non-qualified retirement benefits earned by nonpilots prior to the Petition Date. Accordingly, a nonpilot who has unfunded, non-qualified retirement benefits that were earned prior to the Petition Date will likely not receive any payment for those benefits, but will instead have an unsecured claim against Delta for the amount of those non-qualified benefits in Delta’s Chapter 11 proceeding. The payment, if any, of non-qualified retirement benefits that were earned by pilots prior to the Petition Date will depend on various factors.

Qualified and Non-qualified Pilot Retirement Plans
      Delta maintains non-contributory qualified and non-qualified defined benefit plans for pilots pursuant to its collective bargaining agreement with ALPA (“Pilot Plan”). Because he is a pilot employee, Mr. Kolshak participates in these plans.
      Retirement benefits under the Pilot Plan are calculated using a final average earnings formula. Under this formula, the benefit is based on the employee’s (1) final average earnings (which is similar to final average earnings under the Pension Plan discussed above); (2) years of service prior to January 1, 2005; (3) age when the payment of benefits begins (which may not be before age 50); and (4) primary Social Security benefit. The monthly retirement benefit payable at the normal retirement age of 60 is determined by multiplying final average earnings by 60%, and then reducing the amount for service of less than 25 years and by 50% of the primary Social Security benefit payable to the employee had he reached age 65 in 1982. (This particular Social Security offset applies to pilots who, like Mr. Kolshak, were hired after February 9, 1982.) The Social Security offset is reduced for service of less than 25 years.
      Retirement benefits under the Pilot Plan are paid in the form of a monthly annuity, except that 50% of the present value of the benefit may be paid in a lump sum from the qualified defined benefit plan with the consent of the employee’s spouse. Since October 2005, however, the qualified defined benefit plan for pilots has been legally prohibited from making lump sum payments. The lump sum feature could become available in the future if termination proceedings for the Pilot Plan are not initiated prior to such time.
      Effective December 31, 2004, the Pilot Plan was amended to provide that no additional retirement benefits will accrue thereunder as a result of service performed by an employee after that date. An employee’s earnings after December 31, 2004 continue to be used in the calculation of final average earnings under the Pilot Plan.

Retirement Benefits for Named Executive Officers
      The following table shows the estimated annual pension benefits payable under Delta’s pension plans to the named individuals. The estimated benefits were calculated based on the assumption that each executive officer retired on December 31, 2005 at age 73 for Mr. Grinstein (his current age), at normal retirement age of 65 for Messrs. Whitehurst, Bastian and Matsen, and at age 60 for Mr. Kolshak (who is a pilot), except as described in footnote 5 below with respect to Mr. Bastian. The table also assumes that benefits are paid in the form of a joint and 50% survivor annuity beginning at the specified retirement age. The estimated benefits have been reduced by the applicable social security benefit offset. At December 31, 2005, Mr. Whitehurst was age 38; Messrs. Bastian and Kolshak were each age 48; and Mr. Matsen was age 46.

		Annual Unfunded Non-Qualified
		Pension Benefits
	Annual Qualified			Total Annual
Name	Pension Benefits	Pre-Petition(1)	Post-Petition(2)	Pension Benefits
Mr. Grinstein(3)	$2,952	$792	$0	$3,744
Mr. Whitehurst(4)	$0	$0	$0	$0
Mr. Bastian(5)	$21,780	$1,452	$0	$23,232
Mr. Kolshak(6)	$69,984	$62,112	$0	$132,096
Mr. Matsen(7)	$44,304	$29,712	$960	$74,976

(1)	The amounts in this column represent unfunded non-qualified benefits that were earned prior to Delta’s Chapter 11 filing. As previously discussed, as a result of its Chapter 11 filing, Delta ceased payment of these benefits for both nonpilots and pilots. A nonpilot employee who had unfunded, non-qualified retirement benefits that were earned prior to the Petition Date will likely not receive payment of those benefits but will instead have an unsecured claim against Delta for the amount of those non-qualified benefits in Delta’s Chapter 11 proceeding. Payment of non-qualified benefits to Mr. Kolshak, who is covered by the Pilot Plan, will depend on various factors.

(2)	The amounts in this column represent unfunded non-qualified benefits that were earned after Delta’s Chapter 11 filing. Because Delta “froze” the non-qualified plan for nonpilots effective December 31, 2005, no additional retirement benefits will accrue under that plan for any participant after that date. Annual Interest Credits will continue to be added to the cash balance account after December 31, 2005.

(3)	Mr. Grinstein became a Delta employee on January 1, 2004. He completed 2 years of service as of December 31, 2005. His benefits are based solely on the cash balance formula because he joined Delta after June 30, 2003.

(4)	Mr. Whitehurst, who completed 4 years of service as of December 31, 2005, will not vest in his pension benefits until he completes five years of service. Assuming he had completed five years of service as of December 31, 2005, Mr. Whitehurst’s annual benefit at normal retirement age of 65 would consist of (a) a qualified benefit of $18,996; (b) a pre-petition non-qualified benefit of $26,028; and (c) a post-petition non-qualified benefit of $888. Accordingly, his total annual benefit would have been $45,912. See footnote 1 for information about the effect of Delta’s bankruptcy filing on the pre-petition non-qualified benefit.

(5)	Mr. Bastian’s final average earnings formula benefit under the Pension Plan is based on the 6 years, 5 months of service he had completed as of April 1, 2005, the date he resigned from Delta. As a result, the portion of his benefit calculated under the final average earnings formula was determined under the rules applicable to vested employees who terminate their service with Delta prior to normal retirement age instead of under the rules applicable to retirees at normal retirement age. Accordingly, his benefit is smaller than it would have been had he retired at normal retirement age. Mr. Bastian’s pre-petition non-qualified benefit consists of the benefit accrued from January 1 through March 31, 2005. That benefit could not be paid for a period of six months following Mr. Bastian’s resignation due to restrictions under section 409A of the Internal Revenue Code. As a result of Delta’s Chapter 11 filing on September 14, 2005, that benefit was never paid. See footnote 1 for information about the effect of Delta’s bankruptcy filing on the pre-petition non-qualified benefit. All benefits earned by Mr. Bastian after he rejoined Delta in July 2005 are based solely on the cash balance formula.

(6)	Mr. Kolshak completed 16 years, 6 months of service for purposes of the Pilot Plan as of December 31, 2004, the date service accruals were frozen for purposes of calculating the benefit under that plan’s final average earnings formula.

(7)	Mr. Matsen completed 11 years, 9 months of service as of December 31, 2005. The table does not include the portion of Mr. Matsen’s earned and vested non-qualified retirement benefits that were previously funded.

Severance Program
      On February 22, 2006, the Bankruptcy Court approved a severance plan (“Severance Plan”) for Delta’s officers and director-level employees. The Severance Plan is intended to reinstate Delta’s severance practices that existed before the Petition Date for officers and director-level employees. Employees below the director level are covered by a severance plan that was approved by the Bankruptcy Court shortly after Delta’s Chapter 11 filing.
      At their request, Messrs. Grinstein and Whitehurst are not eligible to participate in the Severance Plan.
      In order to participate in the Severance Plan, an eligible employee must first relinquish all rights to any benefits under any severance arrangement in place as of the effective date of the Severance Plan. Upon a qualifying termination of employment under the Severance Plan, a participant must further execute a Separation Agreement to be eligible to receive benefits under the Severance Plan. The Separation Agreement will include, without limitation, a release of claims in favor of Delta and certain non-competition, non-solicitation and confidentiality agreements for the benefit of Delta.
      In the event of a qualifying termination of employment under the Severance Plan, an eligible participant will receive a severance payment that varies according to his or her employment level. Executive Vice Presidents will receive twelve months’ base salary; Vice Presidents and Senior Vice Presidents will receive nine months’ base salary; Directors will receive six months’ base salary. Subject to the terms of the Severance Plan, the cash severance amount will be paid in a lump-sum following termination of employment. Participants will also be eligible for certain medical and dental insurance premiums paid by Delta, continuation of basic life insurance, travel privileges, and financial planning and outplacement services, each as described in the Severance Plan. Mr. Matsen and Delta have entered into a Separation Agreement under the Severance Plan in connection with Mr. Matsen’s departure from Delta effective June 1, 2006.
      In 2003, the Board of Directors adopted a policy requiring shareowner approval for future severance arrangements for executive officers that provide benefits exceeding 2.99 times the officer’s salary and bonus. Benefits under the Severance Plan will not exceed the threshold set forth in this policy.
Director Compensation
      The Board of Directors determined that members of the Board should participate in Delta’s cost reduction efforts. Effective November 1, 2005, the Board’s compensation program is as described below:

•	Each non-employee director receives an annual retainer of $20,000, payable in cash. Prior to November 1, 2005, the annual retainer was $25,000, the first $5,000 of which was payable in common stock.

•	The Chair of each committee of the Board receives an annual retainer of $7,500.

•	The non-executive Chairman of the Board receives an annual retainer of $112,500. Prior to November 1, 2005, this annual retainer was $150,000 per year.

•	Each non-employee director receives $1,000 for each Board and committee meeting attended.

•	Directors who are employees of Delta are not separately compensated for their service as directors.

•	All directors are eligible for reimbursement of reasonable expenses incurred in attending meetings.

•	Each non-employee director and his or her spouse and dependent children are eligible for complimentary transportation privileges on Delta (“Travel Privileges”). Each non-employee director who retires from the Board at or after age 68 with at least five years of service as a director, and each director who serves until his or her mandatory retirement date, is eligible to receive Travel Privileges during his or her life. Delta does not reimburse non-employee directors or retired directors for taxes associated with their use of Travel Privileges. The imputed tax value of the Travel Privileges used by non-employee members of the Board of Directors and their eligible family members in 2005 was as follows: Mr. Budd — $1,171; Mr. De Sole — $721; Mr. Goode — $167; Ms. Higgins — $2,249; Mr. Johnson — $2,855; Mr. Krapek — $2,234; Ms. Rosput Reynolds — $11,627; Mr. Smith — $2,459; and Mr. Woodrow — $250.

•	Directors (and all full-time employees and retirees) are eligible to participate in a program under which a charitable foundation funded by Delta will match 50% of a participant’s cash contributions to accredited colleges and universities, with a maximum match of up to $1,000 per calendar year on behalf of any participant.

Compensation Committee Interlocks and Insider Participation
      The members of the Personnel & Compensation Committee are Mr. Goode, who serves as Chair, Mr. Budd, Mr. Johnson, Ms. Rosput Reynolds and Mr. Woodrow, each of whom is independent under the NYSE listing standards and our director independence standards. None of the members of the Personnel & Compensation Committee is a former or current officer or employee of Delta or has any interlocking relationships as set forth in applicable SEC rules.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Directors and Executive Officers
      The following table sets forth the number of shares of Delta common stock beneficially owned as of March 31, 2006, by each director, each person named in the Summary Compensation Table in Item 11, above, and all directors and executive officers as a group. Unless otherwise indicated by footnote, the owner exercises sole voting and investment power over the shares.

Name of Beneficial Owner	Number of Shares(1)
Edward H. Budd	13,663
Domenico De Sole	0
David R. Goode	2,918
Gerald Grinstein	4,865	(2)
Patricia L. Higgins	3,896
Arthur E. Johnson	3,622
Karl J. Krapek	27,550
Paula Rosput Reynolds	4,862
John F. Smith, Jr.	41,450
Kenneth B. Woodrow	2,769
James M. Whitehurst	11,844
Edward H. Bastian	3,157
Joseph C. Kolshak	957
Paul G. Matsen	600
Directors and Executive Officers as a Group (16 Persons)	122,613	(2)

(1)	No person listed in the table beneficially owned 1% or more of the outstanding shares of common stock. The directors and executive officers as a group beneficially owned less than 1% of the outstanding shares of common stock. All stock options held by directors and executive officers were rejected with the approval of the Bankruptcy Court effective March 31, 2006.

(2)	Mr. Grinstein shares voting and investment power over 749 of these shares, which he owns jointly with his spouse.
Beneficial Owners of More than 5% of Voting Stock
      Delta has no outstanding voting securities other than its common stock. As of March 31, 2006, Delta was not aware of any entity that owned more than 5% of its common stock.

Equity Compensation Plan Information
      The following table provides information about the shares of common stock that may be issued upon the exercise of stock options and other awards under Delta’s existing equity compensation plans as of December 31, 2005.
      We concluded that all of our stock options and other stock-based awards would be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion to reject our outstanding stock options and other stock-based awards to avoid the administrative and other costs associated with our equity compensation plans. The Bankruptcy Court approved our motion and, effective March 31, 2006, all stock options and other stock based awards covered by the motion were rejected.

	(a)		(c)
	No. of Securities	(b)	No. of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation Plans
	Options,	Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by securities holders (1)	38,898,375	$28.37	12,722,804
Equity compensation plans not approved by securities holders (2)	53,502,226	$6.28	9,087,774
Total(3)	92,400,601	$15.58	21,810,578

(1)	Includes (a) the 1996 broad-based employee stock option plans for nonpilots and pilots under which we granted stock options in 1996, 1997 and 1998; (b) the Delta 2000 Performance Compensation Plan, including a predecessor plan, which authorized the grant of stock options and a limited number of other stock awards to management personnel; and (c) the Non-Employee Directors’ Stock Plan under which non-employee members of the Board of Directors received a portion of their compensation for serving as a director in shares of common stock.

(2)	In 1998, the Board of Directors adopted the Non-Employee Directors’ Stock Option Plan under which each non-employee director could have received an annual grant of stock options. A total of 250,000 shares of common stock were issuable under this plan.

During the December 2004 quarter, we adopted broad-based nonpilot and pilot stock option plans (“2004 broad-based employee stock option plans”) due to the substantial contributions made by employees to our out-of-court restructuring efforts. We did not seek shareowner approval to adopt these plans because the Audit Committee of our Board of Directors determined that the delay necessary in obtaining such approval would seriously jeopardize our financial viability. The NYSE accepted our reliance on this exception to its shareowner approval policy. A total of 62,340,000 shares of common stock were issuable under these plans.

(3)	We will not make any future awards under any of these plans except that, at December 31, 2005, a total of approximately 8.8 million shares of common stock were available for future stock option awards under the 2004 broad-based employee stock option plans due to the forfeiture of previously issued stock options under those plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees of Independent Auditors For 2005 And 2004
      The following table shows the aggregate fees for professional services rendered by Delta’s independent auditors, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, for audit services for 2005 and 2004, and fees billed for audit-related services and tax services in 2005 and 2004.

	Amount
Description of Fees	2005	2004
Audit Fees(1)	$4,188,500	$4,748,203
Audit-Related Fees(2)	$218,775	$288,605
Tax Fees(3)	$296,208	$2,825,420
All Other Fees	$0	$0

(1)	Principally includes fees related to an audit of management’s assessment of effectiveness of internal control over financial reporting and audits of the financial statements of Delta and its subsidiaries, including in 2004 the issuance of a new independent auditors’ report related to Delta’s consolidated financial statements as of and for the year ended December 31, 2003 to add an explanatory paragraph regarding the uncertainty about Delta’s ability to continue as a going concern; reviews of financial statements and disclosures in SEC filings; comfort letters and consents; statutory audits for non-U.S. jurisdictions; and, in 2005, the issuance of an audit report in connection with three years of subsidiary financial statements, a review of subsidiary interim financial statements and a consent to the use by an acquirer in an SEC filing of the subsidiary audited financial statements.

(2)	Principally includes in 2005 fees related to employee benefit plan audits; services in connection with acquirer due diligence regarding subsidiary audited financial statements; and debt compliance letters issued to lenders.

Principally includes in 2004 fees related to employee benefit plan audits; audit-related services pertaining to an airport construction project; and accounting consultations.

(3)	Includes tax compliance and preparation fees of $201,396 in 2005, principally related to the review of Delta’s federal tax returns; licensing and user training fees relating to tax compliance software; and assistance with tax return filings in foreign jurisdictions.

Includes tax compliance and preparation fees of $2,816,920 in 2004, principally related to amendments of Delta’s tax returns to seek refunds of certain taxes paid; property tax appeals; the review of Delta’s federal tax returns; licensing and user training fees relating to tax compliance software; assistance with tax return filings in foreign jurisdictions; expatriate tax return preparation and compliance (which was moved to another service provider during 2004); and assistance with tax return audits and administrative appeals in state, local, U.S. and foreign jurisdictions.

Includes tax consulting and advisory service fees in 2005 of $94,812, principally related to the determination of the tax basis of certain subsidiaries.

Includes tax consulting and advisory services fees in 2004 of $8,500, principally related to the transition of executive tax return and financial planning services from the independent auditors to another service provider.
Pre-Approval of Audit and Non-Audit Services
      The charter of the Audit Committee provides that the Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for Delta by the independent auditors. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.
      Each year management requests Audit Committee pre-approval of the annual audits, statutory audits, quarterly reviews and any other engagements of the independent auditors known at that time. In connection with these requests, the Committee considers information about each engagement, including the budgeted fees, the reasons management is requesting the services to be provided by the independent auditors and any potential impact on the auditors’ independence. As additional proposed audit and non-audit engagements of the independent auditors are subsequently identified, or if pre-approved services exceed the pre-approved budgeted amount for those services, the Committee will consider similar information in connection with the pre-approval of such engagements or services. If Committee pre-approvals are required between regularly scheduled Committee meetings, the Committee has delegated to the Chair of the Committee, or an alternate member of the Committee, the authority to grant pre-approvals. Pre-approvals by the Chair or the alternate member are reviewed with the Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
           (3). The exhibits required by this item are listed in the Exhibit Index to this report. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to Form 10-K are listed as Exhibits 10.6 through 10.16 in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2006.

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

10.1	Purchase Agreement No. 2022 between Boeing and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.2	Purchase Agreement No. 2025 between Boeing and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.3	Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between Boeing and Delta (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**
10.4	Aircraft General Terms Agreement between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

10.5(a)	Secured Super-Priority Debtor in Possession Credit Agreement dated as of September 16, 2005 among Delta Air Lines, Inc., a Debtor and Debtor in Possession, as Borrower, the other Credit Parties signatory thereto, each Debtor and Debtor in Possession, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Lender (“Secured Super-Priority Debtor-in-Possession Credit Agreement”) (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.5(b)	Amendment No. 1 to Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of October 7, 2005 (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.6	Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta’s Proxy Statement dated September 15, 2000).*
10.7	First Amendment to Delta 2000 Performance Compensation Plan, effective April 25, 2003 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.8	2002 Delta Excess Benefit Plan (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.9	2002 Delta Supplemental Excess Benefit Plan (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.10	Form of Excess Benefit Agreement between Delta and its officers (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.11	Form of Non-Qualified Benefit Agreement (Filed as Exhibit 10.19 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.12	Directors’ Deferred Compensation Plan, as amended (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.13	Delta’s Non-Employee Directors’ Stock Plan (Filed as Exhibit 4.5 to Delta’s Registration Statement on Form S-8 (Registration No. 33-65391)).*
10.14	Delta’s Non-Employee Directors’ Stock Option Plan, as amended (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.15(a)	Delta Air Lines, Inc. Director and Officer Severance Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on February 23, 2006).*
10.15(b)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Nonpilot).†
10.15(c)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Pilot).†
10.15(d)	Form of Acknowledgement of Ineligibility for Severance Benefits Under Any Delta Plan or Program, as executed by Messrs. Grinstein and Whitehurst.†
10.15(e)	Form of Separation Agreement and General Release Applicable to Executive Officers.
10.16	Description of Certain Benefits of Executive Officers.
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Deloitte & Touche LLP.†
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.†
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.†
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer with respect to Amendment No. 1 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005.
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer with respect to Amendment No. 1 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.†

 * Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.
 † Previously filed.