Form 10-Q
period 2006-03-31
DELTA AIR LINES INC /DE/
filed 2006-05-12
CIK 27904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of April 30, 2006:
Common Stock, $0.01 par value – 197,335,938 shares outstanding
This document is also available on our website at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“Form 10-K”) and “Item 1A. Risk Factors” in Part II of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

ASSETS	March 31,	December 31,
(in millions)	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,429	$2,008
Restricted cash	933	870
Accounts receivable, net of an allowance for uncollectible accounts of $38 at March 31, 2006 and $41 at December 31, 2005	1,012	819
Expendable parts and supplies inventories, net of an allowance for obsolescence of $204 at March 31, 2006 and $201 at December 31, 2005	171	172
Prepaid expenses and other	562	611

Total current assets	5,107	4,480

PROPERTY AND EQUIPMENT:
Flight equipment	18,160	18,591
Accumulated depreciation	(6,440)	(6,621)

Flight equipment, net	11,720	11,970

Ground property and equipment	4,760	4,791
Accumulated depreciation	(2,885)	(2,847)

Ground property and equipment, net	1,875	1,944

Flight and ground equipment under capital leases	558	535
Accumulated amortization	(171)	(213)

Flight and ground equipment under capital leases, net	387	322

Advance payments for equipment	44	44

Total property and equipment, net	14,026	14,280

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization of $192 at March 31, 2006 and $189 at December 31, 2005	71	74
Other noncurrent assets	1,127	978

Total other assets	1,425	1,279

Total assets	$20,558	$20,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

LIABILITIES AND SHAREOWNERS’ DEFICIT	March 31,	December 31,
(in millions, except share data)	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,302	$1,186
Accounts payable, deferred credits and other accrued liabilities	1,638	1,407
Air traffic liability	2,347	1,712
Taxes payable	626	525
Accrued salaries and related benefits	401	435

Total current liabilities	6,314	5,265

NONCURRENT LIABILITIES:
Long-term debt and capital leases	6,654	6,557
Deferred credits	307	186
Other	251	299

Total noncurrent liabilities	7,212	7,042

LIABILITIES SUBJECT TO COMPROMISE (Note 1)	18,695	17,380

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock:
$1.00 par value, $72.00 stated and liquidation value, no shares issued and outstanding at March 31, 2006; and 4,667,568 shares issued and outstanding at December 31, 2005	—	336
Unearned compensation under employee stock ownership plan	—	(89)

Total Employee Stock Ownership Plan Preferred Stock	—	247

SHAREOWNERS’ DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648 shares issued at March 31, 2006 and December 31, 2005	2	2
Additional paid-in capital	1,560	1,635
Accumulated deficit	(10,280)	(8,209)
Accumulated other comprehensive loss	(2,721)	(2,722)
Treasury stock at cost, 4,745,710 shares at March 31, 2006 and 12,738,630 shares at December 31, 2005	(224)	(601)

Total shareowners’ deficit	(11,663)	(9,895)

Total liabilities and shareowners’ deficit	$20,558	$20,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2006	2005

OPERATING REVENUES:
Passenger:
Mainline	$2,572	$2,649
Regional affiliates	858	690
Cargo	123	132
Other, net	166	235

Total operating revenues	3,719	3,706

OPERATING EXPENSES:
Salaries and related costs	1,166	1,411
Aircraft fuel	929	884
Contract carrier arrangements	609	204
Depreciation and amortization	301	313
Landing fees and other rents	292	215
Contracted services	261	272
Passenger commissions and other selling expenses	212	251
Aircraft maintenance materials and outside repairs	196	177
Aircraft rent	95	143
Passenger service	71	84
Restructuring, asset writedowns, pension settlements and related items, net	9	531
Other	63	178

Total operating expenses	4,204	4,663

OPERATING LOSS	(485)	(957)

OTHER INCOME (EXPENSE):
Interest expense (contractual interest expense equals $309 for the three months ended March 31, 2006)	(214)	(268)
Interest income	12	14
Miscellaneous, net	—	(4)

Total other expense, net	(202)	(258)

LOSS BEFORE REORGANIZATION ITEMS, NET	(687)	(1,215)

REORGANIZATION ITEMS, NET (Note 1)	(1,403)	—

LOSS BEFORE INCOME TAXES	(2,090)	(1,215)

INCOME TAX BENEFIT	21	144

NET LOSS	(2,069)	(1,071)

PREFERRED STOCK DIVIDENDS	(2)	(5)

NET LOSS ATTRIBUTABLE TO COMMON SHAREOWNERS	$(2,071)	$(1,076)

BASIC AND DILUTED LOSS PER SHARE	$(10.68)	$(7.64)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$701	$176

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(63)	(223)
Ground property and equipment	(29)	(66)
Proceeds from sale of flight equipment	19	178
Change in restricted investments related to Boston airport terminal project	(1)	37
Increase in restricted cash	(63)	(11)
Other, net	5	7

Net cash used in investing activities	(132)	(78)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(143)	(210)
Proceeds from borrowings under long-term obligations	—	295
Other, net	(5)	—

Net cash (used in) provided by financing activities	(148)	85

Net Increase In Cash and Cash Equivalents	421	183
Cash and cash equivalents at beginning of period	2,008	1,463

Cash and cash equivalents at end of period	$2,429	$1,646

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest (net of amounts capitalized)	$178	$185
Income taxes, net	$—	$2

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$—	$85
Lease agreement refinancings	$156	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Statistical Summary (1)
(Unaudited)

	Three Months Ended
	March 31,
	2006		2005
Consolidated:
Revenue Passenger Miles (millions) (2)	26,384		28,176
Available Seat Miles (millions) (2)	34,602		37,877
Passenger Mile Yield (2)	13.00	¢	11.85	¢
Operating Revenue Per Available Seat Mile (2)	10.75	¢	9.79	¢
Passenger Revenue Per Available Seat Mile (2)	9.91	¢	8.81	¢
Operating Cost Per Available Seat Mile (2)	12.15	¢	12.31	¢
Passenger Load Factor (2)	76.25%		74.39%
Breakeven Passenger Load Factor (2)	87.03%		95.71%
Passengers Enplaned (thousands) (2)	25,531		29,230
Fuel Gallons Consumed (millions)	500		624
Average Price Per Fuel Gallon, Net of Hedging Gains	$1.86		$1.42
Number of Aircraft in Fleet, End of Period	638		841
Full-Time Equivalent Employees, End of Period	53,735		66,500

Mainline:
Revenue Passenger Miles (millions)	22,481		24,485
Available Seat Miles (millions)	29,428		32,461
Operating Cost Per Available Seat Mile	11.12	¢	11.80	¢
Number of Aircraft in Fleet, End of Period	469		535

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	Includes the operations under our contract carrier agreements with:

- Chautauqua Airlines, Inc. and SkyWest Airlines, Inc. for all periods presented, and

- Atlantic Southeast Airlines, Inc., Freedom Airlines, Inc. and Shuttle America Corporation for the March 2006 quarter.
For additional information about our contract carrier agreements, see Note 6 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Aircraft Fleet Table(1)
(Unaudited)
Our active aircraft fleet, orders, options and rolling options at March 31, 2006, are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders	Options	Rolling Options

B-737-200	4	—	20	24	21.2	—	—	—
B-737-300	—	—	5	5	20.0	—	—	—
B-737-800	71	—	—	71	5.4	50	60	168
B-757-200	68	32	21	121	14.5	—	—	—
B-767-300	4	1	19	24	15.7	—	—	—
B-767-300ER	50	—	9	59	10.1	—	10	4
B-767-400ER	21	—	—	21	5.1	—	19	—
B-777-200ER	8	—	—	8	6.2	5	20	5
MD-88	63	32	25	120	15.8	—	—	—
MD-90	16	—	—	16	10.3	—	—	—
CRJ-100/200	57	—	85	142	7.1	—	45	—
CRJ-700	27	—	—	27	2.6	—	44	—

Total	389	65	184	638	11.0	55	198	177

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
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
     Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently October 16, 2006 and subject to further extension by the Bankruptcy Court) or the date of the conclusion of a disclosure statement hearing in conjunction with a plan of reorganization. In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.
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
     The Air Line Pilots Association, International (“ALPA”) is the collective bargaining representative of Delta’s approximately 6,000 pilots. Because we were not able to reach a consensual agreement with ALPA during negotiations in the fall of 2005 to reduce our pilot labor costs, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject Delta’s collective bargaining agreement with ALPA. We continued to negotiate with ALPA after the filing of this motion and, as described below, have reached a tentative comprehensive agreement with ALPA. The tentative comprehensive agreement is subject to ratification by Delta pilots and approval by the Bankruptcy Court.
     If approved, the tentative agreement will replace an interim agreement that we reached with ALPA in December 2005, which was ratified by Delta pilots and approved by the Bankruptcy Court. The interim agreement provides for, among other things, a reduction in (1) hourly pilot wage rates of 14% and (2) other pilot pay and cost items equivalent to approximately an additional 1% hourly wage reduction. These reductions became effective December 15, 2005, and remain in effect until the earlier of (1) our entering into a comprehensive agreement with ALPA on changes to the pilot collective bargaining agreement; or (2) the time that the neutral panel described below issues its final order as to whether Delta is authorized to reject the pilot collective bargaining agreement under the legal standards of Section 1113 of the Bankruptcy Code.
     The interim agreement provided that Delta and ALPA would seek to negotiate a tentative comprehensive agreement, and established the following time limits (“March 2006 time limits”) for reaching that agreement: (1) March 1, 2006, for the parties’ negotiating committees to reach a tentative agreement; (2) March 8, 2006, for approval by the ALPA Master Executive Council; and (3) March 22, 2006, for pilot ratification. Because the first of the March 2006 time limits was not met, pursuant to our interim agreement with ALPA, the matter at issue in Delta’s Section 1113 motion was submitted to a mutually agreed upon, neutral panel of three experts in airline labor matters for a binding decision on that issue. The interim agreement provided that the panel’s decision would be issued no later than 45 days after the failure to meet the applicable March 2006 time limit, which was April 15, 2006.
     On April 14, 2006, we reached a tentative comprehensive agreement with ALPA’s negotiating committee to modify the existing collective bargaining agreement. ALPA’s Master Executive Council has approved the tentative agreement and has agreed to present the agreement to Delta pilots for ratification. The ratification vote is expected to begin on or about May 15, 2006 and be completed by May 31, 2006. The agreement, if ratified by Delta pilots and approved by the Bankruptcy Court, will be effective on June 1, 2006 and become amendable on December 31, 2009. We have filed a motion with the Bankruptcy Court seeking authorization to enter into the tentative comprehensive agreement.
     As the result of our tentative comprehensive agreement, we and ALPA have requested that the neutral panel not issue its decision during the pendency of the ratification vote process. If the tentative comprehensive agreement is not ratified by May 31, 2006, the neutral panel has indicated it will issue its decision by June 14, 2006. We cannot predict the outcome of the ratification vote, the decision the neutral panel might render if the tentative comprehensive agreement is not ratified by Delta pilots or the Bankruptcy Court's decision on our motion seeking authorization to enter into the tentative comprehensive agreement.

     The tentative comprehensive agreement with ALPA provides us with approximately $280 million in average annual pilot labor cost savings. It provides, among other things, that:
•	the pay rate reductions established in the interim agreement that were effective on December 15, 2005 will remain in effect and annual pay rate increases will begin in January 2007;

•	ALPA will not oppose termination of the defined benefit pension plan for pilots (the “Pilot Plan”);

•	if the Pilot Plan is terminated, we will issue for the benefit of pilots, on a date that is no later than 120 days following our emergence from Chapter 11, senior unsecured notes (“Pilot Notes”) with an aggregate principal amount equal to $650 million and a term of up to 15 years from the issuance date; the full principal amount of the Pilot Notes will be due at maturity and the Pilot Notes will bear interest at an annual rate established at issuance so that the Pilot Notes trade at par on the issuance date (the Pilot Notes are prepayable without penalty at any time and, at our option, we may replace all or a portion of the principal amount of Pilot Notes with cash prior to their issuance);

•	ALPA will have an allowed general, unsecured pre-petition claim in our bankruptcy proceedings in the amount of $2.1 billion in connection with a plan of reorganization;

•	pilots will participate in a company-wide profit-sharing plan that will provide an aggregate payout of 15% of our annual pre-tax income (as defined) up to $1.5 billion and 20% of annual pre-tax income over $1.5 billion; and

•	we will not seek relief under Section 1113 during these Chapter 11 proceedings with respect to the pilot collective bargaining agreement unless we are in imminent risk of our post-petition financing (as described in Note 4) being accelerated on account of an imminent breach of the financial covenants in such financing, we have used our best efforts to seek a waiver of such breach but have not been able to secure such a waiver, and we would be unable to remedy such a breach without labor cost reductions.
     Comair has been and continues to be in negotiations with the International Brotherhood of Teamsters (“IBT”), the collective bargaining representative of Comair’s flight attendants, to reduce Comair’s flight attendant labor costs. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT. The Bankruptcy Court denied Comair’s motion on April 26, 2006. Comair has filed a motion for reconsideration with the Bankruptcy Court and continues to negotiate with the IBT in an effort to reach a consensual agreement. We cannot predict the outcome of these matters.
     See Note 6 for additional information regarding contingencies related to our collective bargaining agreements.
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
     Magnitude of Potential Claims. The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

     Costs of Reorganization. We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. For additional information, see “Reorganization Items, net” in this Note.
     Effect of Filing on Creditors and Shareowners. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we propose. As discussed below, if the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.
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
     The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in our Chapter 11 proceedings. Although we expect to file a plan of reorganization that provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.
Liabilities Subject to Compromise
     The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(in millions)	2006	2005

Pension, postretirement and other benefits	$8,873	$8,652
Debt and accrued interest	5,768	5,843
Aircraft lease related obligations	2,772	1,740
Accounts payable and other accrued liabilities	1,282	1,145

Total liabilities subject to compromise	$18,695	$17,380

     Liabilities subject to compromise refers to pre-petition obligations, which may be impacted by the Chapter 11 reorganization process. These amounts represent our current estimate of known or potential pre-petition obligations to be resolved in connection with our Chapter 11 proceedings.
     Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Items, net
     The following table summarizes the components included in reorganization items, net in our Consolidated Statements of Operations for the March 2006 quarter:

Three months ended
(in millions)	March 31, 2006

Aircraft financing renegotiations, rejections and returns(1)(2)	$1,306
Compensation expense(1)(3)	55
Facility leases(1)	35
Professional fees	28
Interest income	(21)

Total reorganization items, net	$1,403

(1)	We record an estimated claim associated with the rejection of an executory contract or unexpired lease when we file a motion with the Bankruptcy Court to reject such contract or lease and believe that it is probable the motion will be approved. We record an estimated claim associated with the renegotiation of an executory contract or unexpired lease when the renegotiated terms of such contract or lease are not opposed or otherwise approved by the Bankruptcy Court and there is sufficient information to estimate the claim.

(2)	Estimated allowed claims from restructuring the financing arrangements of 124 aircraft, the rejection of two aircraft leases and the return to the lessor of two aircraft. See Note 5 for additional information. These transactions are subject to Bankruptcy Court approval.

(3)	Reflects a charge for rejecting substantially all of our stock options in conjunction with our Chapter 11 proceedings. See Note 2 for additional information.
2. ACCOUNTING AND REPORTING POLICIES
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“Form 10-K”).
     As a result of sustained losses, labor issues and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.
     The accompanying Condensed Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.
     We have eliminated all material intercompany transactions in our Condensed Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. During the March 2006 and 2005 quarters, we did not control any company in which we had an ownership interest of 50% or less.
     In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the Condensed Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net in the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 1).
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
     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, restructuring and related items, and reorganization items, considered necessary for a fair statement of results for the interim periods presented.
     Due to the impact of the Chapter 11 proceedings, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the March 2006 quarter, are not necessarily indicative of operating results for the entire year.
Accounting Adjustments
     During the March 2006 quarter, we recorded certain adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements. These adjustments resulted in an aggregate net noncash charge of $310 million to our Consolidated Statement of Operations, as follows:
•	A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at New York – John F. Kennedy International Airport. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases”, (“SFAS 13”).

•	A $108 million net charge related to the sale of mileage credits under our SkyMiles frequent flyer program. This includes an $83 million decrease in passenger revenues, a $106 million decrease in other, net operating revenues, and an $81 million decrease in other operating expenses. This net charge primarily resulted from the reconsideration of our position with respect to the timing of recognizing revenue associated with the sale of mileage credits that we expect will never be redeemed for travel.

•	A $90 million charge in salaries and related costs to adjust our accrual for postemployment healthcare benefits. This adjustment is due to healthcare payments applied to this accrual over several years, which should have been expensed as incurred.
     We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for each of the three years in the period ended December 31, 2005 (the “Prior Years”) and will not be material to our Consolidated Financial Statements as of and for the year ended December 31, 2006. In making this assessment, we considered qualitative and quantitative factors, including the substantial net loss we reported in each of the Prior Years and expect to report for the current year, the noncash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of each of the Prior Years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.
Reclassifications
     We sell mileage credits in our SkyMiles frequent flyer program to participating partners, such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred. We amortize the deferred revenue on a straight-line basis over the period when transportation is expected to be provided. For the March 2006 quarter, the majority of the revenue from the sale of mileage credits, including the amortization of deferred revenue, is recorded in passenger revenue in our Consolidated Statements of Operations; the remaining portion is recorded as other revenue. Prior to December 31, 2005, the remaining portion was classified as an offset to selling expenses. We have reclassified the March 2005 quarter amount to be consistent with the current period presentation. This reclassification resulted in a $59 million increase in the March 2005 quarter to other, net revenues as well as to passenger commissions and other selling expenses; it did not change our operating and net loss for that period. We believe this reclassification enhances the comparability of other, net revenues, as well as passenger commissions and other selling expenses, in our Consolidated Statements of Operations.
     We classified changes in restricted cash in our Condensed Consolidated Statement of Cash Flows for the March 2006 quarter as an investing activity. Prior to June 30, 2005, we presented such changes as an operating activity. In the accompanying Condensed Consolidated Statement of Cash Flows for the March 2005 quarter, we reclassified changes in restricted cash to be consistent with the 2006 presentation. This resulted in an $11 million increase to cash flows used in investing activities and a corresponding decrease to cash flows used in operating activities from the amounts previously reported for the March 2005 quarter.
     We have reclassified certain other prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.
Cash and Cash Equivalents
     We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Cash and cash equivalents as of March 31, 2006 includes $174 million to be used for payment of certain operational taxes and fees to various governmental authorities.
     Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue which have not been presented for payment are recorded in accounts payable, deferred credits and accrued liabilities in our Consolidated Balance Sheets. These amounts totaled $74 million and $66 million at March 31, 2006 and December 31, 2005, respectively.
Restricted Cash
     We have restricted cash which primarily relates to cash held as collateral by credit card processors and interline clearinghouses as well as for certain projected insurance obligations. Restricted cash included in current assets in our Consolidated Balance Sheets totaled $933 million and $870 million at March 31, 2006 and December 31, 2005, respectively. Restricted cash recorded in other noncurrent assets in our Consolidated Balance Sheets totaled $58 million at March 31, 2006 and December 31, 2005.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires companies to measure the cost of employee services in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosure required. We adopted SFAS 123R using the modified prospective transition method, which is explained below.
     SFAS 123R is effective for all stock options we grant beginning January 1, 2006. For those stock option awards granted prior to January 1, 2006, but for which vesting was not complete on that date, we used the modified prospective transition method. Under this method, we account for such awards on a prospective basis, with expense being recognized in our Consolidated Statement of Operations beginning in the March 2006 quarter using the grant-date fair values previously calculated for our pro forma disclosures. Due to adopting the modified prospective transition method, comparable prior periods have not been retroactively adjusted to include share-based compensation.
     We did not grant any stock options during the March 2006 quarter. The estimated fair values of stock options granted during the March 2005 quarter were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the March 2005 quarter:

	Stock Options Granted During the
	Three Months Ended March 31,
Assumption	2006	2005

Risk-free interest rate	—	3.8%
Average expected life of stock options (in years)	—	3.0
Expected volatility of common stock	—	73.9%
Weighted average fair value of a stock option granted	—	$2

     The following table reflects (1) for the March 2005 quarter, the pro forma impact related to net loss and basic and diluted loss per share had we accounted for our stock-based compensation plans under the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended; and (2) for the March 2006 quarter, the amounts presented upon the adoption of SFAS 123R.

	Three Months Ended
	March 31,
(in millions, except per share data)	2006	2005

Net loss:
As reported	$(2,069)	$(1,071)
Stock option compensation expense determined under the fair value based method	—	(30)

As adjusted for the fair value method under SFAS 123	$(2,069)	$(1,101)

Basic and diluted loss per share:
As reported	$(10.68)	$(7.64)
As adjusted for the fair value method under SFAS 123	$(10.68)	$(7.85)

     On March 20, 2006, we filed with the Bankruptcy Court a motion to reject our outstanding stock options to avoid the administrative and other costs associated with these awards. On April 3, 2006, the Bankruptcy Court granted our motion, which resulted in substantially all of our stock options being rejected effective March 31, 2006. The March 2006 quarter net loss includes (1) $8 million of compensation cost reported in conjunction with the adoption of SFAS 123R, which is recorded in salaries and related costs, and (2) $55 million of compensation expense associated with the rejection of stock options, which is classified as a reorganization item, net.
3. DERIVATIVE INSTRUMENTS
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
     During the March 2006 quarter, we recognized $3 million in gains associated with the settlement of our fuel hedge contracts. At March 31, 2006, we had one open fuel hedge contract with an estimated fair market value and associated unrealized gain of $1 million, which was recorded in prepaid expenses and other and accumulated other comprehensive loss, respectively, in our Consolidated Balance Sheet. For additional information about SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and our fuel hedging program, see Notes 2 and 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.
4. DEBT
DIP Credit Facility
     On September 16, 2005, we entered into a Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Credit Facility”) to borrow up to $1.7 billion from a syndicate of lenders arranged by General Electric Capital Corporation (“GECC”) and Morgan Stanley Senior Funding, Inc., for which GECC acted as administrative agent. On October 7, 2005, we entered into an amendment to the DIP Credit Facility, resulting in borrowings of $1.9 billion under the DIP Credit Facility, as amended.
     On March 27, 2006, we executed an amended and restated credit agreement (the “Amended and Restated DIP Credit Facility”) with a syndicate of lenders, which replaced the DIP Credit Facility in its entirety. The aggregate amounts available to be borrowed under the DIP Credit Facility are not changed by the Amended and Restated DIP Credit Facility. However, under the Amended and Restated DIP Credit Facility, the interest rates on borrowings have been reduced: the $600 million Term Loan A bears interest, at our option, at LIBOR plus 2.75% or an index rate plus 2.00%; the $700 million Term Loan B bears interest, at our option, at LIBOR plus 4.75% or an index rate plus 4.00%; and the $600 million Term Loan C bears interest, at our option, at LIBOR plus 7.50% or an index rate plus 6.75%.
     The Amended and Restated DIP Credit Facility is otherwise substantially the same as the DIP Credit Facility, including financial covenants, collateral, guarantees, maturity date and events of default, which are described in our Form 10-K. The Amended and Restated DIP Credit Facility allows the execution of amendments to (1) certain other credit facilities previously entered into by us with GECC; and (2) a reimbursement agreement between us and GECC (the “Reimbursement Agreement”) related to letters of credit totaling $403 million issued on our behalf by GECC, which support our obligations with respect to $397 million aggregate principal amount of tax-exempt special facility bonds issued to refinance the construction cost of certain airport facilities leased to us. See below for additional information about the amendments to the credit facilities and the Reimbursement Agreement.
Financing Agreement with Amex
     On September 16, 2005, we entered into an agreement (the “Modification Agreement”) with American Express Travel Related Services Company, Inc. (“Amex”) and American Express Bank, F.S.B. pursuant to which we modified certain existing agreements with Amex, including two agreements (collectively, the “Amex Pre-Petition Facility”) under which we had borrowed $500 million from Amex.
     As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the principal amount of $500 million, together with interest thereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facility. Simultaneously, we borrowed $350 million from Amex pursuant to the terms of the Amex Pre-Petition Facility as modified by the Modification Agreement (the “Amex Post-Petition Facility”). On October 7, 2005, pursuant to Amendment No. 1 to the Modification Agreement (the “Amendment to the Modification Agreement”), Amex consented to the above-described increased principal amount of the DIP Credit Facility in return for a prepayment of $50 million under the Amex Post-Petition Facility.
     In connection with the Amended and Restated DIP Credit Facility, we executed a conforming amendment and restatement of the Amex Post-Petition Facility. The financial covenants, collateral, guarantees, maturity dates and events of default are not changed by the amendment and restatement and are described in our Form 10-K. As of the date of effectiveness of the Amended and Restated DIP Credit Facility, to which Amex consented, the fee on outstanding advances under the Amex Post-Petition Facility decreased to a rate of LIBOR plus a margin of 8.75%.

     The Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each facility with respect to collateral and certain other matters.
Other GECC Agreements
     On March 31, 2006, we entered into amendments (the “Amendments”) to certain credit facilities with GECC (other than the Amended and Restated DIP Credit Facility) and the Reimbursement Agreement. These credit facilities are referred to as the Spare Engines Loan, the Aircraft Loan and the Spare Parts Loan in footnotes 6, 7 and 8, respectively, to the debt table in Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     The credit facilities and the Reimbursement Agreement are secured by specific aircraft; Mainline aircraft engines; and substantially all of the Mainline aircraft spare parts owned by us (the “Collateral Pool”). As a result of the Amendments, the Collateral Pool secures (1) each of the credit facilities with GECC (other than the Amended and Restated Credit Facility); (2) 12 leases for CRJ-200 aircraft we previously entered into with GECC; and (3) leases of up to an additional 15 CRJ-200 aircraft pursuant to the put rights described below; and (4) the Reimbursement Agreement. In addition, the expiration date of the letters of credit issued in connection with the Reimbursement Agreement was extended from 2008 to 2011, and the Collateral Value Test in the Reimbursement Agreement was eliminated. For additional information about the Collateral Value Test, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covenants” in our Form 10-K.
     As a condition to the Amendments, we granted GECC the right exercisable until March 30, 2007, to lease to us up to an additional 15 CRJ-200 aircraft (“put rights”). GECC may exercise the put rights only after providing us with prior written notice, and no more than three such aircraft may be scheduled for delivery in the same month. The leases will have terms ranging between 108 months and 172 months, as determined by GECC, and lease rates will be based on the date of manufacture of the aircraft. We believe that the lease payments for these 15 aircraft will aggregate $215 million over the maximum 172 month term and that the lease payments approximate current market rates. To date, GECC has exercised put rights with respect to three of these aircraft. We have certain rights to sublease the aircraft.
Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement
     On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit for the benefit of our Visa/MasterCard credit card processor (“Processor”), which we substituted for a portion of the cash reserve that the Processor maintains. For further information about the letter of credit and the reserve maintained by the Processor, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Other
     As discussed above, the Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility contain certain affirmative, negative and financial covenants, which are described in our Form 10-K. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. For additional information about our war-risk insurance currently provided by the U.S. Government, see Note 6.
     We were in compliance with these covenant requirements at March 31, 2006.
5. AIRCRAFT FINANCING AGREEMENT RESTRUCTURING
     On February 15, 2006, the Bankruptcy Court approved a term sheet to restructure the financing for 88 Mainline aircraft, including entering into sale leaseback transactions for nine owned aircraft. We estimate that the closing of these transactions, which are subject to the completion of definitive documentation and certain other conditions, will result in approximately $200 million in annual savings for us over the next several years compared to our existing rent and debt service obligations for these aircraft. During the March 2006 quarter, we also restructured the financing arrangements of 36 other aircraft, which are also subject to the completion of definitive documentation and certain other conditions.
     In accordance with SFAS 13, we reconsidered the restructured financing arrangements to determine whether they should be classified as capital leases or operating leases. The following table shows the classification of these financing arrangements before and after the restructuring:

	December 31,	March 31,
	2005	2006

Owned	9	—
Capital	37	61
Operating	78	63

Total	124	124

     See “Reorganization Items, net” in Note 1 for information about the estimated claims associated with the restructuring of these financing arrangements.
6. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Order Commitments
     Future commitments for aircraft on firm order as of March 31, 2006 are estimated to be approximately $3 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

Nine months ending December 31, 2006(1)	$72
2007	488
2008	886
2009	525
2010	1,041

Total	$3,012

(1)	Represents advance deposits on certain aircraft on firm order for delivery after December 31, 2006.
     Our aircraft order commitments as of March 31, 2006 consist of firm orders to purchase five B777-200 aircraft and 50 B737-800 aircraft. This includes 10 B737-800 aircraft for which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer starting in 2007. These sales will reduce our future commitments by approximately $390 million during the period April 1, 2006 through December 31, 2008.
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

     During the March 2006 quarter, the following carriers operated as contract carriers (in addition to Comair) pursuant to agreements under which we pay amounts based on a determination of the costs of operating these flights and other factors:

	Maximum Number of
	Aircraft to be	Expiration
	Operated Under	Date
Carrier(1)(2)	Agreement(1)(2)	of Agreement

ASA (3)(4)	179	2020
SkyWest Airlines (3)	56	2020
Chautauqua	39	2016
Freedom	42	2017
Shuttle America	16	2019

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.

(2)	The table does not include information with respect to American Eagle Airlines, Inc. (“Eagle”) because our agreement with Eagle is structured as a revenue proration arrangement, which establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

(3)	In our Chapter 11 proceedings, we assumed our obligations under the contract carrier agreements with ASA and SkyWest Airlines. Accordingly, these agreements are not subject to rejection pursuant to section 365 of the Bankruptcy Code.

(4)	The number of aircraft included in the chart reflects 167 regional jet aircraft and 12 turbo-prop aircraft. The turbo prop aircraft are scheduled to be removed from Delta Connection service by the end of 2007.
     The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under contract carrier agreements with:
•	SkyWest Airlines and Chautauqua Airlines, Inc. (“Chautauqua”) for all periods presented, and

•	ASA, Freedom and Shuttle America Corporation (“Shuttle America”) for the March 2006 quarter.

	Three Months Ended
	March 31, 2006
(in millions), unaudited	2006	2005

ASMs (1)	3,473	1,331
RPMs (1)	2,709	953
Number of aircraft operated, end of period (1)	280	98

(1)	Not subject to review procedures of our Independent Registered Public Accounting Firm.
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
     As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise in the Consolidated Balance Sheets at March 31, 2006 and December 31, 2005.
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
Employees Under Collective Bargaining Agreements
     At March 31, 2006, we had a total of 53,735 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions.

     ALPA is the collective bargaining representative of Delta’s approximately 6,000 pilots. On April 14, 2006, we reached a tentative comprehensive agreement with ALPA’s negotiating committee to modify the existing collective bargaining agreement between Delta and its pilots. ALPA’s Master Executive Council has approved the tentative agreement and has agreed to present the agreement to Delta pilots for ratification. The ratification vote is expected to begin on or about May 15, 2006 and be completed by May 31, 2006. The agreement, if ratified by Delta pilots and approved by the Bankruptcy Court, will be effective on June 1, 2006 and become amendable on December 31, 2009. For additional information about Delta’s tentative comprehensive agreement with ALPA, see Note 1.
     In December 2005, we reached an interim agreement with ALPA under which a neutral panel of three experts in airline labor matters was created to determine whether we would be authorized to reject our collective bargaining agreement with ALPA under the legal standards of Section 1113 of the Bankruptcy Code. While the neutral panel was scheduled to issue its decision by April 15, 2006, as the result of our tentative comprehensive agreement with ALPA, we and ALPA have requested that the neutral panel not issue its decision during the pendency of the ratification vote process. If the tentative comprehensive agreement is not ratified by May 31, 2006, the neutral panel has indicated it will issue its decision by June 14, 2006. We cannot predict the outcome of the ratification vote or the decision the neutral panel might render if the tentative comprehensive agreement is not ratified by Delta pilots.
     If the tentative comprehensive agreement is not ratified and the neutral panel subsequently determines that we are authorized to reject the collective bargaining agreement, ALPA has previously threatened to initiate a strike, which we believe should not be permitted under the Railway Labor Act. However, we cannot predict the outcome of any effort we might undertake to obtain court relief to prevent or stop a strike or other forms of work disruption. A strike or other form of significant work disruption by ALPA would likely have a material negative impact on our ability to continue operating our business and would trigger an event of default under our Post-Petition Financing Agreements if all or substantially all of our flight and other operations are suspended for longer than two days, which could require us to cease operations permanently.
     Comair has reached agreements with ALPA, which represents Comair’s pilots, and with the International Association of Machinists and Aerospace Workers (“IAM”), which represents Comair’s maintenance employees, to reduce the labor cost of both of these employee groups. These agreements are, however, conditioned on Comair’s obtaining certain labor cost reductions under its collective bargaining agreement with the IBT, representing Comair’s flight attendants. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT. The Bankruptcy Court denied this motion on April 26, 2006. Comair has filed a motion for reconsideration with the Bankruptcy Court and continues to negotiate with the IBT in an effort to reach a consensual agreement.
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
7. EMPLOYEE BENEFIT PLANS
Net Periodic Benefit Costs
     Net periodic benefit costs for the March 2006 and 2005 quarters included the following components:

	Pension		Other Postretirement
	Benefits		Benefits
(in millions)	2006	2005	2006	2005

Service cost	$35	$60	$5	$5
Interest cost	178	180	24	27
Expected return on plan assets	(130)	(152)	—	—
Amortization of prior service cost (benefit)	—	3	(11)	(10)
Recognized net actuarial loss	58	44	2	3
Amortization of net transition obligation	—	2	—	—
Curtailment charge	—	447	—	—
Settlement charge	—	68	—	—

Net periodic benefit cost	$141	$652	$20	$25

Settlement and Curtailment Charges
     During the March 2005 quarter, we recorded a curtailment charge of $447 million in our Consolidated Statement of Operations related to our defined benefit pension plans for nonpilot employees (“Nonpilot Plan”) and the Pilot Plan. This charge reflects the impact of the planned reduction of 6,000-7,000 nonpilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. We recorded this charge in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), which requires curtailment accounting when an event occurs that significantly reduces the expected years of future service of current employees or that eliminates future benefit accruals for a significant number of employees.
     Also in the March 2005 quarter, we recorded a $68 million settlement charge in our Consolidated Statement of Operations related to the Pilot Plan due to lump sum distributions to pilots who retired. We recorded this charge in accordance with SFAS 88, which requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.
Cash Flows
     In the March 2006 quarter, we contributed $2 million to our defined benefit pension plans for benefits accrued after the Petition Date and $25 million to our defined contribution pension plans. Based on our preliminary five-year forecast and additional information regarding the assets and liabilities for our defined benefit pension plans, we believe that, under current pension funding rules, we would need to seek distress termination of both our defined benefit pension plan for nonpilot employees (“Nonpilot Plan”) and the Pilot Plan in order to successfully reorganize and emerge from Chapter 11. Proposed legislation that passed in the U.S. Senate and is now pending in a House —Senate Conference Committee would extend our funding obligations for our defined benefit pension plans over 20 years. If the pending legislation is enacted in the form in which it passed the U.S. Senate, we hope to avoid a distress termination of the Nonpilot Plan, though there is no assurance that we can do so. We currently believe, however, that the existence of the lump sum option in the Pilot Plan and the significant number of early pilot retirements it may drive would prevent us from satisfying our funding obligations to that plan even if the pending legislation is enacted in the form in which it passed the U.S. Senate.

     For additional information about our benefit plans, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.
8. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(in millions)	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$3,975	$3,246
Additional minimum pension liability	1,565	1,565
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	2,941	2,863
Valuation Allowance	(4,716)	(3,954)

Total deferred tax assets	$4,111	$4,066

Deferred tax liabilities:
Temporary differences (primarily depreciation and amortization)	$4,124	$4,099

Total deferred tax liabilities	$4,124	$4,099

     The following table shows the current and noncurrent deferred tax asset (liability) recorded in our Consolidated Balance Sheets at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(in millions)	2006	2005

Current deferred tax assets, net (1)	$71	$99
Noncurrent deferred tax liabilities, net (2)	(84)	(132)

Net deferred tax liabilities	$(13)	$(33)

(1)	Current deferred tax assets, net are recorded in prepaid expenses and other in our Consolidated Balance Sheets.

(2)	Noncurrent deferred tax liabilities, net are recorded in other noncurrent liabilities in our Consolidated Balance Sheets.
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
     At March 31, 2006, we had $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had federal and state pretax net operating losses of approximately $10 billion at March 31, 2006, substantially all of which will not begin to expire until 2022. Our ability to utilize AMT and NOL carryforwards will be subject to significant limitation if as a result of our Chapter 11 filings, we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. This could result in the need for an additional valuation allowance.
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

     During the March 2006 quarter, we recorded an income tax benefit totaling $21 million. This is primarily related to the recognition of tax benefits for a portion of our current period losses as a result of an analysis of our estimated required valuation allowance at December 31, 2006, including the reversal of future temporary differences.
9. SHAREOWNERS’ DEFICIT
     During the March 2006 quarter, all remaining unallocated shares of Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) in the Delta Family-Care Savings Plan were allocated to participants in that plan. The ESOP Preferred Stock was then converted, in accordance with its terms, into approximately eight million shares of common stock from treasury stock at cost. The allocation and conversion of the ESOP Preferred Stock resulted in a $144 million decrease in additional paid-in capital and a $367 million decrease from treasury stock at cost. For additional information about the ESOP Preferred Stock and the Delta Family-Care Savings Plan, see Notes 12 and 13 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     On April 3, 2006, the Bankruptcy Court granted our motion to reject substantially all of our stock options effective March 31, 2006. As a result, we recognized a $55 million charge related to the fair value of the remaining unvested options with a corresponding increase in additional paid-in capital. The charge is classified in reorganization items, net on our Consolidated Statement of Operations. See Note 2 for additional information related to stock-based compensation.
10. COMPREHENSIVE LOSS
     Comprehensive loss primarily includes (1) reported net loss, (2) changes in our additional minimum pension liability, (3) changes in our deferred tax asset valuation allowance related to additional minimum pension liability, and (4) changes in the estimated fair value of our open fuel hedge contract, which qualifies for hedge accounting. The following table shows our comprehensive loss for the March 2006 and 2005 quarters:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Net loss, as reported	$(2,069)	$(1,071)
Other comprehensive income	1	232

Comprehensive loss	$(2,068)	$(839)

11. RESTRUCTURING
Restructuring and Other Reserves
     The following table shows our restructuring and other reserve balances as of March 31, 2006, and the activity for the three months then ended related to (1) facility closures and other costs and (2) severance and related costs under our 2005 and 2004 workforce reduction programs:

	Restructuring and Other Charges
	Facilities	Severance and Related Costs
	and	Workforce Reduction Programs
(in millions)	Other	2005	2004

Balance at December 31, 2005	$36	$46	$2

Additional costs and expenses	—	23	—
Payments	(1)	(14)	(2)
Adjustments	(3)	(11)	—

Balance at March 31, 2006	$32	$44	$—

     The facilities and other reserve represents costs related primarily to (1) future lease payments on closed facilities, (2) contract termination fees and (3) future lease payments associated with the early retirement of leased aircraft. During the March 2006 quarter, we reduced the facility and other reserve by $3 million due to additional information concerning future estimated payments.

     During the March 2006 quarter, we recorded an additional accrual of $23 million for costs associated with our 2005 voluntary and involuntary workforce reduction program. We also reduced the severance and related reserve associated with this program by $11 million due to additional information concerning future estimated payments.
12. LOSS PER SHARE
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

	Three Months
	Ended
	March 31,
(in millions, except per share data)	2006	2005

Basic and diluted:
Net loss	$(2,069)	$(1,071)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(2)	(5)

Net loss attributable to common shareowners	$(2,071)	$(1,076)

Weighted average shares outstanding	193.9	140.9

Basic and diluted loss per share	$(10.68)	$(7.64)

     For the March 2006 and 2005 quarters, we excluded from our loss per share calculations all common stock equivalents, which primarily include shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, because their effect on loss per share was anti-dilutive. The common stock equivalents totaled 36.4 million shares and 149.4 million shares for the March 2006 and 2005 quarters, respectively.

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
     For the March 2006 quarter, we recorded a consolidated net loss of $2.1 billion. These results include a $1.4 billion noncash charge to reorganization items, net, primarily from estimated claims associated with restructuring the financing arrangements of 124 Mainline aircraft. See Notes 1 and 5 for additional information about these financing arrangements. We also recorded a net aggregate noncash charge of $310 million associated with certain accounting adjustments. See “Basis of Presentation-Accounting Adjustments” below for additional information regarding these accounting adjustments. Our cash and cash equivalents were $2.4 billion at March 31, 2006, compared to $2.0 billion at December 31, 2005.
     The benefits we are realizing under our business plan continue to be masked by historically high aircraft fuel prices, which continue to have a material adverse effect on our financial performance. These high aircraft fuel prices were partially offset during the March 2006 quarter by fare increases.
Chapter 11 Process
     The Debtors are operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
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
     As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The Creditors Committee has been generally supportive of the Debtors’ positions on various matters; however, there can be no assurance that the Creditors Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on the Debtors’ plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-Q, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code. See Note 1 of the Notes to the Condensed Consolidated Financial Statements.
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
Our Business Plan
     Our business plan is intended to make Delta a simpler, more efficient and customer focused airline with an improved financial condition. As part of our Chapter 11 reorganization, we are seeking $3 billion in annual financial benefits (revenue enhancements and cost reductions) by the end of 2007 from revenue and network improvements; savings to be achieved through the Chapter 11 restructuring process; and reduced Mainline employee cost. This amount is in addition to the $5 billion in annual financial benefits we are on schedule to achieve by the end of 2006, as compared to 2002, under the transformation plan we announced in 2004. For more information about our business plan, see “Our Business Plan” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Labor Cost Reductions
     Pilot Labor Cost Reductions. We have recently reached a tentative comprehensive agreement with the Air Line Pilots Association International (“ALPA”), which is the collective bargaining representative of Delta’s approximately 6,000 pilots, to modify our collective bargaining agreement to reduce our pilot labor costs. The tentative agreement, which is subject to ratification by Delta pilots and approval by the Bankruptcy Court, provides approximately $280 million in average annual pilot labor cost savings. We believe the tentative agreement provides a competitive framework for our pilot labor costs, a necessary element in our efforts to achieve a successful reorganization.
     The tentative agreement provides, among other things, that:
•	the pay rate reductions established in the interim agreement that were effective on December 15, 2005 will remain in effect and annual pay rate increases will begin in January 2007;

•	ALPA will not oppose termination of the defined benefit pension plan for pilots (the “Pilot Plan”);

•	if the Pilot Plan is terminated, we will issue for the benefit of pilots, on a date that is no later than 120 days following our emergence from Chapter 11, senior unsecured notes (“Pilot Notes”) with an aggregate principal amount equal to $650 million and a term of up to 15 years from the issuance date; the full principal amount of the Pilot Notes will be due at maturity and the Pilot Notes will bear interest at an annual rate established at issuance so that the Pilot Notes trade at par on the issuance date (the Pilot Notes are prepayable at any time and, at our option, we may replace all or a portion of the principal amount of Pilot Notes with cash prior to their issuance);

•	ALPA will have an allowed general, unsecured pre-petition claim in our bankruptcy proceedings in the amount of $2.1 billion in connection with a plan of reorganization;

•	pilots will participate in a company-wide profit-sharing plan that will provide an aggregate payout of 15% of our annual pre-tax income (as defined) up to $1.5 billion and 20% of annual pre-tax income over $1.5 billion; and

•	we will not seek relief under Section 1113 during these Chapter 11 proceedings with respect to the pilot collective bargaining agreement unless we are in imminent risk of our Post-Petition Financing Agreements (as described below) being accelerated on account of an imminent breach of the financial covenants in such financing; we have used our best efforts to seek a waiver of such breach but have not been able to secure such a waiver; and we would be unable to remedy such a breach without labor cost reductions. Our post-petition financing agreements (“Post-Petition Financing Agreements”) consist of (1) an amended and restated secured super-priority debtor in possession credit agreement from a syndicate of lenders and (2) amended and restated post-petition credit facilities with American Express Travel Related Services Company, Inc. and American Express Bank, F.S.B.
     Because we were not able to reach a consensual agreement with ALPA during the negotiations in the fall of 2005 to reduce our pilot labor costs, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject Delta’s collective bargaining agreement with ALPA. We continued to negotiate with ALPA after filing this motion and, as described above, have reached a tentative comprehensive agreement with ALPA.
     If approved, the tentative agreement will replace an interim agreement that we reached with ALPA in December 2005, which was ratified by Delta pilots and approved by the Bankruptcy Court. The interim agreement provides for, among other things, a reduction in (1) hourly pilot wage rates of 14% and (2) other pilot pay and cost items equivalent to approximately an additional 1% hourly wage reduction. These reductions became effective December 15, 2005, and remain in effect until the earlier of (1) our entering into a comprehensive agreement with ALPA on changes to the pilot collective bargaining agreement; or (2) the time that the neutral panel described below issues its final order as to whether Delta is authorized to reject the pilot collective bargaining agreement under the legal standards of Section 1113 of the Bankruptcy Code.
     The interim agreement provided that Delta and ALPA would seek to negotiate a tentative comprehensive agreement, and established the following time limits (“March 2006 time limits”) for reaching that agreement: (1) March 1, 2006, for the parties’ negotiating committees to reach a tentative agreement; (2) March 8, 2006, for approval by the ALPA Master Executive Council; and (3) March 22, 2006, for pilot ratification. Because the first of the March 2006 time limits was not met, pursuant to our interim agreement with ALPA, the matter at issue in Delta’s Section 1113 motion was submitted to a mutually agreed upon, neutral panel of three experts in airline labor matters for a binding decision on that issue. The interim agreement provided that the panel’s decision would be issued no later than 45 days after the failure to meet the applicable March 2006 time limit, which was April 15, 2006.
     On April 14, 2006, we reached the tentative comprehensive agreement with ALPA’s negotiating committee. ALPA’s Master Executive Council has approved the tentative agreement and has agreed to present the agreement to Delta pilots for ratification. The ratification vote is expected to begin on or about May 15, 2006 and be completed by May 31, 2006. The agreement, if ratified by Delta pilots and approved by the Bankruptcy Court, will be effective on June 1, 2006 and become amendable on December 31, 2009. We have filed a motion with the Bankruptcy Court seeking authorization to enter into the tentative comprehensive agreement.
     As the result of our tentative comprehensive agreement, we and ALPA have requested that the neutral panel not issue its decision during the pendency of the ratification vote process. If the tentative comprehensive agreement is not ratified by May 31, 2006, the neutral panel has indicated it will issue its decision by June 14, 2006. We cannot predict the outcome of the ratification vote, the decision the neutral panel might render if the tentative comprehensive agreement is not ratified by Delta pilots, or the Bankruptcy Court's decision on our motion seeking authorization to enter into the tentative comprehensive agreement.
     If the agreement is not ratified and the neutral panel subsequently determines that we are authorized to reject the collective bargaining agreement, ALPA has previously threatened to initiate a strike, which we believe should not be permitted under the Railway Labor Act. However, we cannot predict the outcome of any effort we might undertake to obtain court relief to prevent or stop a strike or other forms of work disruption. A strike or other form of significant work disruption by ALPA would likely have a material negative impact on our ability to continue operating our business and would trigger an event of default under our Post-Petition Financing Agreements if all or substantially all of our flight and other operations are suspended for longer than two days, which could require us to cease operations permanently.
     Comair Labor Cost Reductions. Comair has reached agreements with ALPA, which represents Comair’s pilots, and with the International Association of Machinists and Aerospace Workers (“IAM”), which represents Comair’s maintenance employees, to reduce the labor cost of both of these employee groups. These agreements are, however, conditioned on Comair’s obtaining certain labor cost reductions under its collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), representing Comair’s flight attendants.
     Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT. The Bankruptcy Court denied this motion on April 26, 2006. Comair has filed a motion for reconsideration with the Bankruptcy Court and continues to negotiate with the IBT in an effort to reach a consensual agreement. We cannot predict the outcome of these matters.
Real Estate Initiatives
     In April 2006, we filed a motion with the Bankruptcy Court to reject a number of leases and agreements related to certain facilities at the Cincinnati/ Northern Kentucky International Airport (the “Cincinnati Airport”) that were financed by 1992 special facility bonds, $413.6 million principal amount of which were outstanding at March 31, 2006. The facilities covered by our motion include, among others, terminal 3 and concourse B at the Cincinnati Airport. We filed this motion to lower our real estate costs in an effort to meet the financial goals of our business plan. We plan to attempt to negotiate new agreements with the Cincinnati Airport that are cost-effective and provide us with greater flexibility.

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
     The accompanying Condensed Consolidated Financial Statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made in our business.
Sale of ASA
     On September 7, 2005, we sold Atlantic Southeast Airlines, Inc. (“ASA”), our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”). After the sale, the revenue and expenses related to our contract carrier agreement with ASA are reported as regional affiliates passenger revenues and contract carrier arrangements, respectively, in our Consolidated Statements of Operations. Prior to the sale, expenses related to ASA were reported in the applicable expense line item in our Consolidated Statements of Operations rather than as contract carrier arrangements.
Accounting Adjustments
     During the March 2006 quarter, we recorded certain adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements. These adjustments resulted in an aggregate net noncash charge of $310 million to our Consolidated Statement of Operations, as follows:
•	A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at New York – John F. Kennedy International Airport. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by Statement of Financial Accounting Standard No. 13, “Accounting for Leases”.

•	A $108 million net charge related to the sale of mileage credits under our SkyMiles frequent flyer program. This includes an $83 million decrease in passenger revenues, a $106 million decrease in other, net operating revenues, and an $81 million decrease in other operating expenses. This net charge primarily resulted from the reconsideration of our position with respect to the timing of recognizing revenue associated with the sale of mileage credits that we expect will never be redeemed for travel.

•	A $90 million charge in salaries and related costs to adjust our accrual for postemployment healthcare benefits. This adjustment is due to healthcare payments applied to this accrual over several years, which should have been expensed as incurred.
     We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for each of the three years in the period ended December 31, 2005 (the “Prior Years”) and will not be material to our Consolidated Financial Statements as of and for the year ended December

31, 2006. In making this assessment, we considered qualitative and quantitative factors, including the substantial net loss we reported in each of the Prior Years and expect to report for the current year, the noncash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of each of the Prior Years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.
Results of Operations—March 2006 and 2005 Quarters
Net Loss
     Our unaudited consolidated net loss was $2.1 billion for the March 2006 quarter, compared to a net loss of $1.1 billion for the March 2005 quarter.
Operating Revenues

	Three Months Ended
	March 31,		Increase	% Increase
(in millions)	2006	2005	(Decrease)	(Decrease)

Operating revenues:
Passenger:
Mainline	$2,572	$2,649	$(77)	(3)%
Regional affiliates	858	690	168	24%

Total passenger revenues	3,430	3,339	91	3%
Cargo	123	132	(9)	(7)%
Other, net	166	235	(69)	(29)%

Total operating revenues	$3,719	$3,706	$13	0%

	Three Months
	Ended	Increase (Decrease)
	March 31, 2006	Three Months Ended March 31, 2006 vs. 2005
	Passenger	Passenger			Passenger	Load
(in millions)	Revenues	Revenues	RPMs	Yield	RASM	Factor

Passenger revenues:
North American	$2,739	2%	(10)%	13%	18%	3.0
International	656	6%	7%	(1)%	(4)%	(1.7)
Charter	35	25%	(13)%	43%	10%	(13.4)

Total passenger revenues	$3,430	3%	(6)%	10%	13%	1.9

     Operating revenues totaled $3.7 billion in the March 2006 quarter, remaining relatively constant as compared to the March 2005 quarter. Passenger revenue increased 3% on a capacity decrease of 9%. The increase in passenger revenue reflects a rise of 10% and 13% in passenger mile yield and passenger revenue per available seat mile (“Passenger RASM”), respectively, due to recent fare increases reflecting strong demand and the structural changes we have made to strengthen our route network since our Chapter 11 filing. Passenger revenue and other, net revenue were negatively impacted by certain Accounting Adjustments discussed above.
     North American Passenger Revenues. North American passenger revenues increased 2%, driven by a 13% increase in passenger mile yield and a 3.0 point increase in load factor, which were partially offset by a 14% decline in capacity. As a result, Passenger RASM increased 18%. The decline in capacity, partially offset by the increase in load factor, resulted in a 10% decline in RPMs, or traffic. These results reflect (1) the positive impact of our strategic initiatives, including the restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes and (2) fare increases we have implemented.

     International Passenger Revenues. International passenger revenues increased 6% generated by a 7% increase in RPMs that resulted from a 10% increase in capacity that was slightly offset by a 1.7 point decrease in load factor. As a result, Passenger RASM decreased 4%. These results reflect increases in service to international destinations resulting from the restructuring of our route network, primarily in the Latin America market, and increased international travel demand.
Operating Expenses

	Three Months Ended
	March 31,		Increase	% Increase
(in millions)	2006	2005	(Decrease)	(Decrease)

Operating expenses:
Salaries and related costs	$1,166	$1,411	$(245)	(17)%
Aircraft fuel	929	884	45	5%
Contract carrier arrangements	609	204	405	199%
Depreciation and amortization	301	313	(12)	(4)%
Landing fees and other rents	292	215	77	36%
Contracted services	261	272	(11)	(4)%
Passenger commissions and other selling expenses	212	251	(39)	(16)%
Aircraft maintenance materials and outside repairs	196	177	19	11%
Aircraft rent	95	143	(48)	(34)%
Passenger service	71	84	(13)	(15)%
Restructuring, asset writedowns, pension settlements, and related items, net	9	531	(522)	(98)%
Other	63	178	(115)	(65)%

Total operating expenses	$4,204	$4,663	$(459)	(10)%

     Operating expenses were $4.2 billion for the March 2006 quarter compared to $4.7 billion for the March 2005 quarter. As discussed below, the decrease in operating expenses was primarily due to (1) significantly lower charges related to restructuring, asset writedowns, pension settlements and related items, net and (2) a decrease in salaries and related costs. This decrease was partially offset by higher contract carrier arrangements expense for the March 2006 quarter and certain Accounting Adjustments discussed above.
     Operating capacity decreased 9% to 34.6 billion Available Seat Miles primarily due to the simplification and reduction of our aircraft fleet as part of our business plan initiatives. Operating cost per available seat mile (“CASM”) decreased 1% to 12.15¢.
     Salaries and related costs. The decrease in salaries and related costs primarily reflects a 7% decrease from salary rate reductions for our pilot and nonpilot employees and an 8% decline due to lower Mainline headcount, partially offset by certain Accounting Adjustments discussed above.
     Aircraft fuel. Aircraft fuel expense increased primarily due to higher fuel prices. Our average fuel price per gallon increased 31% to $1.86. Fuel gallons consumed decreased 12% due to a reduction in Mainline capacity and our sale of ASA. As a result of this sale, ASA’s fuel gallons are no longer considered part of our fuel gallons consumed for financial reporting purposes. See “Sale of ASA” above.
     Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) a change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) new contract carrier agreements with Shuttle America Corporation and Freedom Airlines, Inc. After the sale of ASA to SkyWest, expenses related to ASA are shown as contract carrier arrangements expense; prior to the sale, expenses related to ASA as our wholly owned subsidiary were reported in the applicable expense line item.
     Landing fees and other rents. Landing fees and other rents increased primarily due to certain Accounting Adjustments described above.

     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses decreased primarily due to (1) a change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) lower booking fees related to a decrease in passenger volume.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs increased primarily due to a 23% increase from outsourcing certain repair and maintenance events, partially offset by a 15% decrease due to a change in how we classify ASA’s expenses as a result of its sale to SkyWest.
     Aircraft rent. The decline in aircraft rent expense is primarily due to a 20% decrease resulting from the reclassification of certain leases from operating leases to capital leases in connection with our restructuring efforts and an 11% decrease as a result of a change in how we classify ASA’s expenses as a result of its sale to SkyWest. For additional information regarding the reclassification of certain leases from operating leases to capital leases, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.
     Restructuring, asset writedowns, pension settlements and related items, net. During the March 2006 quarter, pension settlements, asset writedowns, restructuring and related items, net totaled $9 million. For additional information about this charge, see Note 11 of the Notes to the Condensed Consolidated Financial Statements. During the March 2005 quarter, pension settlements, asset writedowns, restructuring and related items, net totaled $531 million. This included (1) a $453 million charge related to certain employee initiatives under our transformation plan.(2) a $68 million settlement charge related to the Pilot Plan and (3) a $10 million charge related to the retirement of six B-737-200 aircraft in conjunction with our transformation plan.
     Other. The decrease in other operating expenses primarily reflects certain Accounting Adjustments discussed above and a 21% decrease related to a change in how we classify ASA’s expenses as a result of its sale to SkyWest.
Operating Loss and Operating Margin
     We incurred an operating loss of $485 million in the March 2006 quarter, versus $957 million in the March 2005 quarter. Operating margin, which is the ratio of operating loss to operating revenues, was (13%) and (26%) for the March 2006 and March 2005 quarters, respectively.
Other Income (Expense)
     Other expenses, net in the March 2006 quarter was $202 million compared to $258 million in the March 2005 quarter. This change is substantially attributable to a 20%, or $54 million, decrease in interest expense primarily from (1) a $74 million decrease due to the accounting treatment of certain interest charges under our Chapter 11 proceedings and (2) a $28 million reduction in interest due to aircraft lease restructuring, which were partially offset by a $44 million increase from a higher level of debt outstanding and higher interest rates.
Reorganization Items, Net
     Reorganization items, net totaled $1.4 billion in the March 2006 quarter. This net charge primarily relates to a $1.3 billion charge for the restructuring of 124 Mainline aircraft financing arrangements. For additional information about our reorganization items, see Notes 1 and 5 of the Notes to the Condensed Consolidated Financial Statements.
Income Tax Benefit
     During the March 2006 quarter, we recorded an income tax benefit totaling $21 million. This is primarily related to the recognition of tax benefits for a portion of our current period losses as a result of an analysis of our estimated required valuation allowance at December 31, 2006, including the reversal of future temporary differences.
Financial Condition and Liquidity
     The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock receiving no distribution on account of their interests and cancellation of their holdings. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we propose. If the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or securities of the Debtors.
Significant Liquidity Events
Debtor-in-Possession Financing
     On September 16, 2005, we entered into a Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Credit Facility”) to borrow up to $1.7 billion from a syndicate of lenders arranged by General Electric Capital Corporation (“GECC”) and Morgan Stanley Senior Funding, Inc., for which GECC acted as administrative agent. On October 7, 2005, we entered into an amendment to the DIP Credit Facility, resulting in borrowings of $1.9 billion under the DIP Credit Facility, as amended.
     On March 27, 2006, we executed an amended and restated credit agreement (the “Amended and Restated DIP Credit Facility”) with a syndicate of lenders, which replaced the DIP Credit Facility in its entirety. The aggregate amounts available to be borrowed under the DIP Credit Facility are not changed by the Amended and Restated DIP Credit Facility. However, under the Amended and Restated DIP Credit Facility, the interest rates on borrowings have been reduced: the $600 million Term Loan A bears interest, at our option, at LIBOR plus 2.75% or an index rate plus 2.00%; the $700 million Term Loan B bears interest, at our option, at LIBOR plus 4.75% or an index rate plus 4.00%; and the $600 million Term Loan C bears interest, at our option, at LIBOR plus 7.50% or an index rate plus 6.75%.
     The Amended and Restated DIP Credit Facility is otherwise substantially the same as the DIP Credit Facility, including financial covenants, collateral, guarantees, maturity date and events of default, which are described in our Form 10-K. The Amended and Restated DIP Credit Facility allows the execution of amendments to (1) certain other credit facilities previously entered into by us with GECC; and (2) a reimbursement agreement between us and GECC (the “Reimbursement Agreement”) related to letters of credit totaling $403 million issued on our behalf by GECC, which support our obligations with respect to $397 million aggregate principal amount of tax-exempt special facility bonds issued to refinance the construction cost of certain airport facilities leased to us. See below for additional information about the amendments to the credit facilities and the Reimbursement Agreement.
Financing Agreement with Amex
     On September 16, 2005, we entered into an agreement (the “Modification Agreement”) with American Express Travel Related Services Company, Inc. (“Amex”) and American Express Bank, F.S.B. pursuant to which we modified certain existing agreements with Amex, including two agreements (collectively, the “Amex Pre-Petition Facility”) under which we had borrowed $500 million from Amex.
     As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the principal amount of $500 million, together with interest thereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facility. Simultaneously, we borrowed $350 million from Amex pursuant to the terms of the Amex Pre-Petition Facility as modified by the Modification Agreement (the “Amex Post-Petition Facility”). On October 7, 2005, pursuant to Amendment No. 1 to the Modification Agreement (the “Amendment to the Modification Agreement”), Amex consented to the above-described increased principal amount of the DIP Credit Facility in return for a prepayment of $50 million under the Amex Post-Petition Facility.
     In connection with the Amended and Restated DIP Credit Facility, we executed a conforming amendment and restatement of the Amex Post-Petition Facility. The financial covenants, collateral, guarantees, maturity dates and events of default are not changed by the amendment and restatement and are described in our Form 10-K. As of the date of effectiveness of the Amended and Restated DIP Credit Facility, to which Amex consented, the fee on outstanding advances under the Amex Post-Petition Facility decreased to a rate of LIBOR plus a margin of 8.75%.
     The Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each facility with respect to collateral and certain other matters.
Other GECC Agreements
     On March 31, 2006, we entered into amendments (the “Amendments”) to certain credit facilities with GECC (other than the Amended and Restated DIP Credit Facility) and the Reimbursement Agreement. These credit facilities are referred to as the Spare Engines Loan, the Aircraft Loan and the Spare Parts Loan in footnotes 6, 7 and 8, respectively, to the debt table in Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     The credit facilities and the Reimbursement Agreement are secured by specific aircraft; Mainline aircraft engines; and substantially all of the Mainline aircraft spare parts owned by us (the “Collateral Pool”). As a result of the Amendments, the Collateral Pool secures (1) each of the credit facilities with GECC (other than the Amended and Restated Credit Facility); (2) 12 leases for CRJ-200 aircraft we previously entered into with GECC; and (3) leases of up to an additional 15 CRJ-200 aircraft pursuant to the put rights described below; and (4) the Reimbursement Agreement. In addition, the expiration date of the letters of credit issued in connection with the Reimbursement Agreement was extended from 2008 to 2011, and the Collateral Value Test in the Reimbursement Agreement was eliminated. For additional information about the Collateral Value Test, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covenants” in our Form 10-K.
     As a condition to the Amendments, we granted GECC the right exercisable until March 30, 2007, to lease to us up to an additional 15 CRJ-200 aircraft (“put rights”). GECC may exercise the put rights only after providing us with prior written notice, and no more than three such aircraft may be scheduled for delivery in the same month. The leases will have terms ranging between 108 months and 172 months, as determined by GECC, and lease rates will be based on the date of manufacture of the aircraft. We believe that the lease payments for these 15 aircraft will aggregate $215 million over the maximum 172 month term and that the lease payments approximate current market rates. To date, GECC has exercised put rights with respect to three of these aircraft. We have certain rights to sublease the aircraft.
Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement
     On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit for the benefit of our Visa/MasterCard credit card processor (“Processor”), which we substituted for a portion of the cash reserve that the Processor maintains. For further information about the letter of credit and the reserve maintained by the Processor, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Sources and Uses of Cash
     Our cash and cash equivalents were $2.4 billion at March 31, 2006, compared to $2.0 billion at December 31, 2005. Restricted cash totaled $991 million at March 31, 2006 compared to $928 million at December 31, 2005. Cash and cash equivalents as of March 31, 2006 include $174 million, which is set aside for payment of certain operational taxes and fees to various governmental authorities.
Cash flows from operating activities
     For the March 2006 quarter, cash provided by operating activities totaled $701 million. This is comprised of our consolidated net loss for the quarter of $2.1 billion offset by noncash adjustments totaling $2.0 billion and other changes in working capital of $739 million.
•	The $2.0 billion in noncash adjustments were primarily related to $1.4 billion of reorganization items, net largely associated with the renegotiation of certain aircraft financing arrangements, $301 million related to depreciation and amortization expense, $210 million of pension, postretirement and postemployment expense in excess of payments and $146 million of rental expense in excess of payments.

•	The $739 million change in working capital was primarily related to a $635 million increase in our air traffic liability due to higher bookings in the quarter.
Cash flows from investing activities
     For the March 2006 quarter, cash used in investing activities totaled $132 million, which includes the following significant items:
•	Restricted cash increased by $63 million due to cash holdbacks associated with our Visa/MasterCard credit card processing agreements.

•	Cash used for flight equipment additions totaled $63 million, including $60 million in aircraft modifications.

•	Cash used for ground equipment totaled $29 million, which primarily relates to cash used for technology, including updating our software and hardware infrastructure.

•	Cash proceeds from the sale of flight equipment totaled $19 million from the sale of aircraft.
Cash flows from financing activities
     For the March 2006 quarter, cash used in financing activities totaled $148 million, primarily due to principal payments on pre-petition obligations that are not classified as liabilities subject to compromise.
Pension Plans
     We sponsor defined contribution and defined benefit pension plans for eligible employees and retirees. Our funding obligations for certain of these plans are governed by the Employee Retirement Income Security Act of 1974. Based on our preliminary five-year forecast and additional information regarding the assets and liabilities for our defined benefit pension plans, we believe that, under current pension funding rules, we would need to seek distress termination of both our defined benefit pension plans for nonpilot employees (“Nonpilot Plan”) and the Pilot Plan in order to successfully reorganize and emerge from Chapter 11. Proposed legislation that passed in the U.S. Senate and is now pending in a House — Senate Conference Committee would extend our funding obligations for our defined benefit pension plans over 20 years. If the pending legislation is enacted in the form in which it passed the U.S. Senate, we hope to avoid a distress termination of the Nonpilot Plan, though there is no assurance that we can do so. We currently believe, however, that the existence of the lump sum option in the Pilot

Plan and the significant number of early pilot retirements it may drive would prevent us from satisfying our funding obligations to that plan even if the pending legislation is enacted in the form in which it passed the U.S. Senate.
     For additional information about our pension plans, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 7 of the Notes to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risk from the information provided in the “Market Risks Associated with Financial Instruments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Item 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2006 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     During the three months ended March 31, 2006, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Delta Air Lines, Inc.
We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (Debtor and Debtor-in-Possession) (the Company) as of March 31, 2006, and the related consolidated statement of operations and condensed consolidated statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management. The consolidated statement of operations and condensed consolidated statement of cash flows of the Company for the three-month period ended March 31, 2005 were reviewed by other accountants whose report (dated May 9, 2005) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at March 31, 2006, and for the three-month period then ended, for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
May 12, 2006

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Chapter 11 Proceedings
     As discussed elsewhere in this Form 10-Q, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.
     Coincident with the Chapter 11 filing, we stopped making contributions to our qualified pension plans and payments from our non-qualified pension plans for benefits earned prior to the filing. In September 2005, the Delta Pilots Pension Preservation Organization (“DP3”), an organization consisting of retired Delta pilots, filed a motion in the Bankruptcy Court to compel the continued payment of collectively-bargained pension benefits to retired pilots. Specifically, DP3 sought an order requiring us to (1) continue making non-qualified pension payments to retired pilots; and (2) make required contributions to the qualified pension plan for benefits earned prior to the Petition Date. DP3 argued that because Delta had not rejected its collective bargaining agreement with ALPA, and because such agreement required us to maintain both the qualified and non-qualified plans, we had to continue such payments regardless of the bankruptcy filing until the time Delta rejected the collective bargaining agreement with ALPA. DP3’s motion was supported by Fiduciary Counselors, the independent fiduciary for the qualified pension plan, and ALPA. We and the Creditors Committee opposed the motion on the basis that the requested contributions and payments were for benefits that were earned prior to the Petition Date, and that, under controlling law, we were not required to make such payments at that time (and still are not required to make such payments).
     In October 2005, the Bankruptcy Court denied DP3’s motion on procedural grounds and DP3, joined by Fiduciary Counselors and ALPA, appealed that decision to the United States District Court for the Southern District of New York. On May 1, 2006, the District Court reversed the Bankruptcy Court’s decision and remanded the motion to the Bankruptcy Court to consider DP3’s motion on the merits.
     In December 2005, several individuals, all of them retired Delta pilots, commenced an adversary proceeding in the Bankruptcy Court on behalf of themselves and a class consisting of approximately 5,800 retired Delta pilots and their survivors, raising issues substantially overlapping with those raised by DP3’s motion. In January 2006, on Delta’s motion, the Bankruptcy Court extended Delta’s time to answer or otherwise move with respect to this purported class action until thirty days after the District Court’s resolution of DP3’s appeal described in the preceding paragraph.
Delta Family-Care Savings Plan Litigation
     On September 3, 2004, a retired Delta employee filed a class action complaint (amended on March 16, 2005) in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2004 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and have moved to dismiss the complaint, which motion is pending before the District Court. The District Court has stayed the action against Delta due to the bankruptcy filing, and has granted the motion to dismiss filed by the individual defendants. The plaintiffs have filed a notice appealing the District Court’s decision to dismiss the individual defendants to the United States Court of Appeals for the Eleventh Circuit.

* * *
     For additional information about other legal proceedings, including litigation in our Chapter 11 proceedings, see “Item 3. Legal Proceedings” in our Form 10-K. For information about proceedings under Section 1113 of the Bankruptcy Code, see “General Information — Rejection of Collective Bargaining Agreements” in Note 1 of the Notes to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     “Item 1A. Risk Factors,” of our Form 10-K includes a discussion of our risk factors. Except as described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.
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
     We have reached a tentative comprehensive agreement with ALPA to reduce our pilot labor costs. The tentative agreement is subject to a ratification vote by Delta pilots, which is scheduled to begin on or about May 15, 2006 and be completed by May 31, 2006. The agreement is also subject to approval by the Bankruptcy Court. We have filed a motion with the Bankruptcy Court seeking authorization to enter into the agreement.
     A neutral panel of three experts in airline labor matters was created under our interim agreement with ALPA to determine whether we would be authorized to reject the collective bargaining agreement under the legal standards of Section 1113 of the Bankruptcy Code. While the neutral panel was scheduled to issue its decision by April 15, 2006, as the result of our tentative comprehensive agreement with ALPA, we and ALPA have requested that the neutral panel not issue its decision during the pendency of the ratification vote process. If the tentative comprehensive agreement is not ratified by May 31, 2006, the neutral panel has indicated it will issue its decision by June 14, 2006. We cannot predict the outcome of the ratification vote, the decision the neutral panel might render if the tentative comprehensive agreement is not ratified by the Delta pilots, or the Bankruptcy Court's decision on our motion seeking authorization to enter into the tentative comprehensive agreement.
     If the agreement is not ratified or approved and the neutral panel subsequently determines that we are authorized to reject the collective bargaining agreement, ALPA has previously threatened to initiate a strike, which we believe should not be permitted under the Railway Labor Act. However, we cannot predict the outcome of any effort we might undertake to obtain court relief to prevent or stop a strike or other forms of work disruption. A strike or other form of significant work disruption by ALPA would likely have a material negative impact on our ability to continue operating our business and would trigger an event of default under our Post-Petition Financing Agreements if all or substantially all of our flight and other operations are suspended for longer than two days, which could require us to cease operations permanently.
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
     Under our defined benefit pension plan for pilots (“Pilot Plan”), Delta pilots who retire can elect to receive 50% of the present value of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% of their accrued pension benefit as an annuity after retirement. In recent years, our pilots have retired prior to their normal retirement age of 60 at greater than historical levels due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if a notice of intent to terminate the Pilot Plan is issued during a restructuring under Chapter 11 of the Bankruptcy Code. While the Pilot Plan is currently prohibited from making the lump sum payments, the lump sum feature could become available in the future if termination proceedings for the Pilot Plan are not initiated prior to such time. If a significant number of pilot early retirements occurs in the near future at a time when lump sum payments are permitted, the resulting lump sum payments, combined with other factors, could trigger a requirement to make contributions to the Pilot Plan in excess of amounts currently estimated. The amount of any additional contribution depends on factors that are not currently known and, therefore, cannot be reasonably estimated at this time. An additional contribution could have a material adverse impact on our liquidity.
     A significant number of pilot early retirements in the near future could also disrupt our operations and have a material adverse impact on our revenues because there may not be enough pilots to operate certain aircraft types for a period of time, the duration of which cannot be determined. We and ALPA had agreed to certain provisions that helped mitigate the effect of pilot early retirements on our operations, but these provisions expired on December 31, 2005. As of May 1, 2006, approximately 1,706 of our 5,780 pilots on the active roster are at or over age 50 and thus were eligible to retire at the beginning of June 2006.

Item 6. Exhibits
(a) Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	Certification by Delta’s Chief Executive Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006.

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with Respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

By: /s/ Edward H. Bastian

Edward H. Bastian Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 12, 2006