Form 10-Q
period 2006-06-30
DELTA AIR LINES INC /DE/
filed 2006-08-09
CIK 27904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of July 31, 2006:
Common Stock, $0.01 par value - 197,335,938 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

ASSETS	June 30,	December 31,
(in millions)	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,431	$2,008
Short-term investments	464	-
Restricted cash	1,046	870
Accounts receivable, net of an allowance for uncollectible accounts of $37 at June 30, 2006 and $41 at December 31, 2005	1,030	819
Expendable parts and supplies inventories, net of an allowance for obsolescence of $207 at June 30, 2006 and $201 at December 31, 2005	172	172
Prepaid expenses and other	759	611
Total current assets	5,902	4,480

PROPERTY AND EQUIPMENT:
Flight equipment	17,982	18,591
Accumulated depreciation	(6,605)	(6,621)
Flight equipment, net	11,377	11,970

Ground property and equipment	4,648	4,791
Accumulated depreciation	(2,823)	(2,847)
Ground property and equipment, net	1,825	1,944

Flight and ground equipment under capital leases	523	535
Accumulated amortization	(154)	(213)
Flight and ground equipment under capital leases, net	369	322

Advance payments for equipment	44	44

Total property and equipment, net	13,615	14,280

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization of $193 at June 30, 2006 and $189 at December 31, 2005	70	74
Other noncurrent assets	923	978
Total other assets	1,220	1,279

Total assets	$20,737	$20,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

LIABILITIES AND SHAREOWNERS' DEFICIT	June 30,	December 31,
(in millions, except share data)	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,399	$1,186
Accounts payable, deferred credits and other accrued liabilities	1,570	1,407
Air traffic liability	2,470	1,712
Taxes payable	641	525
Accrued salaries and related benefits	390	435
Total current liabilities	6,470	5,265

NONCURRENT LIABILITIES:
Long-term debt and capital leases	6,508	6,557
Deferred revenue and credits	294	186
Other	342	299
Total noncurrent liabilities	7,144	7,042

LIABILITIES SUBJECT TO COMPROMISE (Note 1)	20,989	17,380

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock: $1.00 par value, $72.00 stated and liquidation value, no shares issued and outstanding at June 30, 2006; and 4,667,568 shares issued and outstanding at December 31, 2005	-	336
Unearned compensation under employee stock ownership plan	-	(89)
Total Employee Stock Ownership Plan Preferred Stock	-	247

SHAREOWNERS' DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648 shares issued at June 30, 2006 and December 31, 2005	2	2
Additional paid-in capital	1,561	1,635
Accumulated deficit	(12,485)	(8,209)
Accumulated other comprehensive loss	(2,720)	(2,722)
Treasury stock at cost, 4,745,710 shares at June 30, 2006 and 12,738,630 shares at December 31, 2005	(224)	(601)
Total shareowners' deficit	(13,866)	(9,895)

Total liabilities and shareowners' deficit	$20,737	$20,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2006	2005	2006	2005

OPERATING REVENUE:
Passenger:
Mainline	$3,193	$3,045	$5,765	$5,694
Regional affiliates	1,035	830	1,893	1,520
Cargo	128	127	251	259
Other, net	299	247	465	482
Total operating revenue	4,655	4,249	8,374	7,955

OPERATING EXPENSES:
Salaries and related costs	1,014	1,298	2,180	2,709
Aircraft fuel	1,111	1,054	2,040	1,938
Contract carrier arrangements	660	211	1,269	415
Depreciation and amortization	318	326	619	639
Contracted services	257	270	518	542
Landing fees and other rents	191	227	483	442
Passenger commissions and other selling expenses	234	250	446	501
Aircraft maintenance materials and outside repairs	187	206	383	383
Aircraft rent	73	151	168	294
Passenger service	81	95	152	179
Restructuring, asset writedowns, pension settlements and related items, net	10	96	19	627
Other	150	194	213	372
Total operating expenses	4,286	4,378	8,490	9,041

OPERATING INCOME (LOSS)	369	(129)	(116)	(1,086)

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $306 and $615 for the three and six months ended June 30, 2006, respectively)	(227)	(288)	(441)	(556)
Interest income	18	14	30	28
Miscellaneous, net	19	3	19	(1)
Total other expense, net	(190)	(271)	(392)	(529)

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, NET	179	(400)	(508)	(1,615)

REORGANIZATION ITEMS, NET (Note 1)	(2,380)	-	(3,783)	-

LOSS BEFORE INCOME TAXES	(2,201)	(400)	(4,291)	(1,615)

INCOME TAX (PROVISION) BENEFIT	(4)	18	17	162

NET LOSS	(2,205)	(382)	(4,274)	(1,453)

PREFERRED STOCK DIVIDENDS	-	(6)	(2)	(11)

NET LOSS ATTRIBUTABLE TO COMMON SHAREOWNERS	$(2,205)	$(388)	$(4,276)	$(1,464)

BASIC AND DILUTED LOSS PER SHARE	$(11.18)	$(2.64)	$(21.86)	$(10.17)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$947	$63

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(102)	(455)
Ground property and equipment	(62)	(133)
Proceeds from sale of flight equipment	26	383
Increase in restricted cash	(169)	(20)
Other, net	5	59
Net cash used in investing activities	(302)	(166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(217)	(310)
Proceeds from borrowings under long-term obligations	-	295
Other, net	(5)	(4)
Net cash used in financing activities	(222)	(19)

Net Increase (Decrease) in Cash and Cash Equivalents	423	(122)
Cash and cash equivalents at beginning of period	2,008	1,463
Cash and cash equivalents at end of period	$2,431	$1,341

SUPPLEMENTAL DISCLOSURE OF CASH PAID (RECEIVED) FOR:
Interest paid (net of amounts capitalized)	$347	$450
Income taxes, net	(1)	3
Professional fee disbursements due to bankruptcy	51	-
Interest received due to bankruptcy	(47)	-
Cash received from aircraft renegotiation	(10)	-

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$-	$233
Lease agreement refinancings	156	9
Current maturities of long-term debt exchanged for shares of common stock	-	45
Debt extinguishment from aircraft renegotiation	171	-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Notes to the Condensed Consolidated Financial Statements
June 30, 2006
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

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on October 16, 2006 (subject to further extension by the Bankruptcy Court). In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

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

The Air Line Pilots Association, International (“ALPA”) is the collective bargaining representative of Delta’s approximately 6,800 pilots. Because we were not able to reach a consensual agreement with ALPA during negotiations in the fall of 2005 to amend our collective bargaining agreement with ALPA to reduce our pilot labor costs, on November 1, 2005, we filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject the collective bargaining agreement. We continued to negotiate with ALPA after the filing of this motion and, as described below, reached a comprehensive agreement that was ratified by Delta pilots and approved by the Bankruptcy Court. The comprehensive agreement became effective June 1, 2006 and will become amendable on December 31, 2009.

The comprehensive agreement with ALPA provides us with approximately $280 million in average annual pilot labor cost savings between June 1, 2006 and December 31, 2009 due to changes in pay rates, benefits and work rules. It provides, among other things, that:

•
the 14% hourly pilot wage rate reduction, and other pilot pay and cost reductions equivalent to an approximately additional 1% hourly wage rate reduction, which became effective on December 15, 2005 under an interim agreement between Delta and ALPA, will remain in effect, and annual pay rate increases will begin in January 2007;

•	ALPA will not oppose termination of the defined benefit pension plan for pilots (the “Pilot Plan”);

•	ALPA will have an allowed general, unsecured pre-petition claim in our bankruptcy proceedings in the amount of $2.1 billion in connection with a plan of reorganization;

•
if the Pilot Plan is terminated, we will issue for the benefit of pilots, on a date that is no later than 120 days following our emergence from bankruptcy, senior unsecured notes (“Pilot Notes”) with an aggregate principal amount equal to $650 million and a term of up to 15 years from the issuance date; the full principal amount of the Pilot Notes will be due at maturity and the Pilot Notes will bear interest at an annual rate established at issuance so that the Pilot Notes trade at par on the issuance date (the Pilot Notes are prepayable without penalty at any time and, at our option, we may replace all or a portion of the principal amount of Pilot Notes with cash prior to their issuance);

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

On June 2, 2006, the Pension Benefit Guaranty Corporation (the “PBGC”) appealed to the United States District Court for the Southern District of New York the Bankruptcy Court’s order authorizing us to enter into the comprehensive agreement with ALPA. We cannot predict the outcome of this appeal.

Comair has reached agreements with ALPA, which represents Comair’s pilots, and with the International Association of Machinists and Aerospace Workers (“IAM”), which represents Comair’s maintenance employees, to reduce the labor cost of both of these employee groups. These agreements are, however, conditioned on Comair’s obtaining certain labor cost reductions under its collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), which represents Comair’s flight attendants.

Comair has been and continues to be in negotiations with the IBT to reduce Comair’s flight attendant labor costs. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT. The Bankruptcy Court denied Comair’s motion on April 26, 2006. Comair subsequently reduced the level of flight attendant labor cost reductions it was seeking, but was still not able to reach an agreement with the IBT. On June 26, 2006, Comair filed a renewed 1113 motion to reject its collective bargaining agreement with the IBT; on July 21, 2006, the Bankruptcy Court granted the renewed motion. On August 3, 2006, the IBT filed a Notice of Appeal to the U.S. District Court for the Southern District of New York.  Comair continues to negotiate with the IBT in an effort to reach a consensual agreement.

Because Comair has reduced the amount of flight attendant cost reductions it is seeking in its proposals to the IBT to a level below that required by the conditions in the agreements with ALPA and the IAM, Comair likely will need to renegotiate those cost reduction agreements. Comair will seek to preserve the changes already agreed to by ALPA and the IAM, but there can be no assurance that Comair will be able to preserve these changes. In the absence of consensual agreement with ALPA and/or the IAM, Comair may need to seek relief under Section 1113 as to the collective bargaining agreements of either or both of those unions, or to take other actions to address its costs. We cannot predict the outcome of these matters.

Payment of Insurance Benefits to Retired Employees. Section 1114 of the Bankruptcy Code addresses a debtor’s ability to modify certain retiree disability, medical and death benefits (“Covered Benefits”). To modify Covered Benefits, the debtor must satisfy certain statutorily prescribed procedural and substantive prerequisites and obtain either (1) the Bankruptcy Court’s approval or (2) the consent of an authorized representative of retirees. To obtain relief under Section 1114, the debtor must make a proposal to modify the Covered Benefits based on the most complete and reliable information available at the time, must bargain in good faith and must share relevant information with the retiree representative. In addition, the proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all affected parties are treated fairly and equitably relative to the creditors and the debtor.

The Bankruptcy Court directed the appointment of two separate retiree committees under Section 1114, one to serve as the authorized representative of nonpilot retirees, and the other to serve as the authorized representative of pilot retirees.

Magnitude of Potential Claims. The Debtors have filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to set the time within which proofs of claim must be filed in a Chapter 11 case. On June 5, 2006, the Bankruptcy Court established August 21, 2006 at 5:00 p.m. (the “Bar Date”) as the last date and time for each person or entity to file a proof of claim against the Debtors. Subject to certain exceptions, the Bar Date applies to all claims against the Debtors that arose prior to the Petition Date.

Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we expect will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

Process for Plan of Reorganization. In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. The Bankruptcy Court has extended these periods until November 8, 2006 and January 8, 2007, respectively, and these periods may be extended further by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

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

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(in millions)	2006	2005
Pension, postretirement and other benefits	$11,078	$8,652
Debt and accrued interest	5,583	5,843
Aircraft lease related obligations	3,058	1,740
Accounts payable and other accrued liabilities	1,270	1,145
Total liabilities subject to compromise	$20,989	$17,380

Liabilities subject to compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. The amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Reorganization Items, net

The following table summarizes the components included in reorganization items, net in our Consolidated Statements of Operations for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2006	June 30, 2006
Pilot collective bargaining agreement(1)(2)	$2,100	$2,100
Aircraft financing renegotiations, rejections and returns(1)(3)	284	1,590
Compensation expense(1)(4)	-	55
Professional fees	25	53
Facility leases(1)	(11)	24
Debt issuance costs	13	13
Interest income	(26)	(47)
Other items	(5)	(5)
Total reorganization items, net	$2,380	$3,783

(1)
We record an estimated claim associated with the rejection of an executory contract or unexpired lease when (a) we file a motion with the Bankruptcy Court to reject such contract or lease and (b) believe that it is probable that the motion will be approved. We record an estimated claim associated with the renegotiation of an executory contract or unexpired lease when (a) the renegotiated terms of such contract or lease are not opposed or are otherwise approved by the Bankruptcy Court and (b) there is sufficient information to estimate the claim.  We adjust estimated claims for executory contracts or unexpired leases as new information becomes available that materially affects our estimates and assumptions.  Such adjustments may be material.

(2)
Allowed general, unsecured pre-petition claim in connection with our comprehensive agreement with ALPA. See “Collective Bargaining Agreements” in this note for additional information regarding the comprehensive agreement.

(3)
Estimated allowed claims for the three months ended June 30, 2006 relate to the restructuring of the financing arrangements of 16 aircraft, the rejection of 14 aircraft leases and the return to the lessor of one aircraft. Estimated allowed claims for the six months ended June 30, 2006 relate to the restructuring of the financing arrangements of 140 aircraft, the rejection of 16 aircraft leases and the return to the lessor of three aircraft. Many of these transactions are subject to Bankruptcy Court approval.

(4)	Reflects a charge for rejecting substantially all of our stock options in conjunction with our Chapter 11 proceedings. See Note 2 for additional information.

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

We have eliminated all material intercompany transactions in our Condensed Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. During the six months ended June 30, 2006 and 2005, we did not control any company in which we had an ownership interest of 50% or less.

In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing our Condensed Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net in the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 1).

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in our Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in our historical Condensed Consolidated Financial Statements.

Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, restructuring and related items, and reorganization items, considered necessary for a fair statement of results for the interim periods presented.

Due to the impact of our Chapter 11 proceedings, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2006 are not necessarily indicative of operating results for the entire year.

Accounting Adjustments

During the March 2006 quarter, we recorded certain adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements that are reflected in our results for the six months ended June 30, 2006. These adjustments resulted in an aggregate net noncash charge of $310 million to our Consolidated Statement of Operations as follows:

•
A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at New York - John F. Kennedy International Airport. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”).

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

We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for each of the three years in the period ended December 31, 2005 (the “Prior Years”) and will not be material to our Consolidated Financial Statements as of and for the year ending December 31, 2006. In making this assessment, we considered qualitative and quantitative factors, including the substantial net loss we reported in each of the Prior Years and expect to report for the current year, the noncash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of each of the Prior Years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.

Reclassifications

We sell mileage credits in our SkyMiles frequent flyer program to participating partners, such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred. We amortize the deferred revenue on a straight-line basis over the period when transportation is expected to be provided. For the three and six months ended June 30, 2006, the majority of the revenue from the sale of mileage credits, including the amortization of deferred revenue, is recorded in passenger revenue in our Consolidated Statements of Operations; the remaining portion is recorded as other revenue. Prior to December 31, 2005, the remaining portion was classified as an offset to selling expenses. We have reclassified the amounts for the three and six months ended June 30, 2005 to be consistent with the current period presentation. These reclassifications resulted in an increase of $64 million and $123 million in the three and six months ended June 30, 2005, respectively, to other, net revenues as well as to passenger commissions and other selling expenses; it did not change our operating and net loss for those periods. We believe these reclassifications enhance the comparability of other, net revenues, as well as passenger commissions and other selling expenses, in our Consolidated Statements of Operations.

We have reclassified certain other prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.

Cash and Cash Equivalents

We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Cash and cash equivalents as of June 30, 2006 and December 31, 2005 includes $198 million and $155 million, respectively, to be used for payment of certain operational taxes and fees to various governmental authorities.

Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue, which have not been presented for payment, are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. These amounts totaled $71 million and $66 million at June 30, 2006 and December 31, 2005, respectively.

Short-Term Investments

At June 30, 2006, our short-term investments were comprised of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we account for these investments as trading securities which are carried at fair value on our Consolidated Balance Sheets. For additional information about our accounting for trading securities, see “Investments in Debt and Equity Securities” in Note 2 of the Notes to our Consolidated Financial Statements in our Form 10-K.

Restricted Cash

We have restricted cash which primarily relates to cash held as collateral by credit card processors and interline clearinghouses as well as for certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $1 billion and $870 million at June 30, 2006 and December 31, 2005, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $51 million and $58 million at June 30, 2006 and December 31, 2005, respectively.

Interest Expense

In accordance with SOP 90-7, we record interest expense only to the extent (1) interest will be paid during our Chapter 11 proceeding or (2) it is probable interest will be an allowed priority, secured or unsecured claim.

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

SFAS 123R is effective for any stock options we grant after December 31, 2005. For stock options we granted prior to January 1, 2006, but for which vesting was not complete on that date, we applied the modified prospective transition method in accordance with SFAS 123R. Under this method, we account for such awards on a prospective basis, with expense being recognized in our Consolidated Statement of Operations beginning in the March 2006 quarter using the grant-date fair values previously calculated for our pro forma disclosures. Due to the application of the modified prospective transition method, comparable prior periods have not been retroactively adjusted to include share-based compensation.

We did not grant any stock options during the three and six months ended June 30, 2006. The estimated fair values of stock options granted during the three and six months ended June 30, 2005 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted
	Three Months Ended June 30,		Six Months Ended June 30,
Assumption	2006	2005	2006	2005
Risk-free interest rate	—	3.7%	—	3.7%
Average expected life of stock options (in years)	—	3.0	—	3.0
Expected volatility of common stock	—	72.5%	—	73.9%
Weighted average fair value of a stock option granted	$—	$2	$—	$2

The following table reflects (1) for the three and six months ended June 30, 2005, the pro forma impact related to net loss and basic and diluted loss per share had we accounted for our stock-based compensation plans under the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended; and (2) for the three and six months ended June 30, 2006, the amounts presented upon the adoption of SFAS 123R.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2006	2005	2006	2005
Net loss:
As reported	$(2,205)	$(382)	$(4,274)	$(1,453)
Stock option compensation expense determined under the fair value method	—	(27)	—	(57)
As adjusted for the fair value method under SFAS 123R	$(2,205)	$(409)	$(4,274)	$(1,510)

Basic and diluted loss per share:
As reported	$(11.18)	$(2.64)	$(21.86)	$(10.17)
As adjusted for the fair value method under SFAS 123R	$(11.18)	$(2.82)	$(21.86)	$(10.57)

On March 20, 2006, we filed with the Bankruptcy Court a motion to reject our outstanding stock options to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in substantially all of our stock options being rejected effective March 31, 2006. In the March 2006 quarter, we recorded in our Consolidated Statement of Operations (1) $8 million of compensation expense in conjunction with the adoption of SFAS 123R, which is recorded in salaries and related costs, and (2) $55 million of compensation expense associated with the rejection of stock options, which is classified in reorganization items, net and represents the unamortized fair value of previously granted stock options when we rejected these stock options. During the June 2006 quarter, we did not record any compensation expense related to equity awards, including stock options.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.

3. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

Under our Chapter 11 proceedings, we are authorized to hedge up to 50% of our estimated 2006 aggregate fuel consumption, with no single month exceeding 80% of our estimated fuel consumption. We may not enter into any fuel hedging contract that extends beyond December 31, 2006 without approval from the Bankruptcy Court or the Creditors Committee.

Because there is not a readily available market for derivatives in aircraft fuel, we periodically use heating oil derivative contracts to manage our exposure to changes in aircraft fuel prices. Changes in the fair value of these contracts are highly correlated to changes in aircraft fuel prices.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we record all derivatives on our Consolidated Balance Sheet at fair value and recognize certain changes in these fair market values in our Consolidated Statement of Operations. Fuel hedge contracts settled during the three and six months ended June 30, 2006 did not have a material impact on our Consolidated Statements of Operations.

At June 30, 2006, our open fuel hedge contracts had an estimated short-term fair market value of $11 million, which was recorded in prepaid expenses and other on our Consolidated Balance Sheet. Unrealized gains of $2 million, representing the effective portion of our open fuel hedge contracts, were recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet at June 30, 2006. We anticipate that these gains will be realized as fuel hedge contracts settle and the related aircraft fuel purchases being hedged are consumed and recognized in expense. Gains totaling $7 million, representing the ineffective portion of our open fuel hedge contracts, were recorded in miscellaneous, net expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2006.

For additional information about SFAS 133 and our fuel hedging program, see Notes 2, 5 and 6 of the Notes to our Consolidated Financial Statements in our Form 10-K.

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

Other GECC Agreements

On March 31, 2006, we entered into amendments (the “Amendments”) to certain credit facilities with GECC (other than the Amended and Restated DIP Credit Facility) and the Reimbursement Agreement. These credit facilities are referred to as the Spare Engines Loan, the Aircraft Loan and the Spare Parts Loan in footnotes 6, 7 and 8, respectively, to the debt table in Note 8 of the Notes to our Consolidated Financial Statements in our Form 10-K.

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

As a condition to the Amendments, we granted GECC the right, exercisable until March 30, 2007, to lease to us up to an additional 15 CRJ-200 aircraft (“put rights”). GECC may exercise the put rights only after providing us with prior written notice, and no more than three such aircraft may be scheduled for delivery in the same month. The leases will have terms ranging between 108 months and 172 months, as determined by GECC, and lease rates will be based on the date of manufacture of the aircraft. We believe that the lease payments for these 15 aircraft will aggregate $215 million over the maximum 172 month term and that the lease payments approximate current market rates. To date, GECC has leased three of these aircraft to us, which we immediately subleased to Atlantic Southeast Airlines, Inc. (“ASA”). GECC has exercised put rights with respect to an additional four aircraft. We have certain rights to sublease all of these aircraft.

Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement

On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit for the benefit of our Visa/MasterCard credit card processor (“Processor”), which we substituted for a portion of the cash reserve that the Processor maintains. For further information about the letter of credit and the reserve maintained by the Processor, see Note 8 of the Notes to our Consolidated Financial Statements in our Form 10-K.

Bombardier Agreement

During the June 2006 quarter, Comair, Bombardier, Inc. (“Bombardier”) and a subsidiary of Bombardier completed, with the approval of the Bankruptcy Court, an agreement under which, among other things, (1) Comair surrendered a letter of credit supporting certain reimbursement obligations owed by Bombardier to Comair, which were simultaneously released by Comair and (2) Bombardier transferred to Comair $171 million aggregate principal amount of secured notes issued to Bombardier by Delta. The transfer of the secured notes constitutes an extinguishment of debt under SFAS 140, “Accounting for the Transfer and Services of Financial Assets and Extinguishment of Liabilities.” We recognized a $26 million gain as a result of this extinguishment of debt, which is classified in reorganization items, net.

Other

As discussed above, the Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility contain certain affirmative, negative and financial covenants, which are described in our Form 10-K. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. For additional information about our war-risk insurance currently provided by the U.S. Government, see Note 5.

We were in compliance with these covenant requirements at June 30, 2006.

5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of June 30, 2006 are estimated to be approximately $3 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount
Six months ending December 31, 2006(1)	$60
2007	488
2008	886
2009	525
2010	1,041
Total	$3,000

(1) Represents advance deposits on certain aircraft on firm order for delivery after December 31, 2006.

Our aircraft order commitments as of June 30, 2006 consist of firm orders to purchase five B777-200 aircraft and 50 B737-800 aircraft. This includes 10 B737-800 aircraft for which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer in 2007. These sales will reduce our future commitments by approximately $380 million during the period July 1, 2006 through December 31, 2007.

Contract Carrier Agreements

Delta Connection Carriers

We have contract carrier agreements with seven regional air carriers, including our wholly owned subsidiary, Comair, and six unaffiliated carriers. Under all but one of these agreements, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

During the six months ended June 30, 2006, the following five carriers operated as contract carriers (in addition to Comair) pursuant to agreements under which we pay amounts based on a determination of the costs of operating these flights and other factors:

Carrier (1)(2)	Maximum Number of Aircraft to be Operated Under Agreement (1)(2)	Expiration Date of Agreement
ASA(3)(4)	179	2020
SkyWest Airlines(3)	56	2020
Chautauqua	39	2016
Freedom	42	2017
Shuttle America	16	2019

(1)	Not subject to the review procedures of our Independent Registered Public Accounting Firm.
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

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under contract carrier agreements with unaffiliated regional air carriers:

•	SkyWest Airlines, Inc. (“SkyWest”) and Chautauqua Airlines, Inc. (“Chautauqua”) for all periods presented, and

•	ASA, Freedom Airlines, Inc. (“Freedom”) and Shuttle America Corporation (“Shuttle America”) for the three and six months ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
ASMs(1)	3,805	1,404	7,277	2,735
RPMs(1)	3,004	1,030	5,714	1,983
Number of aircraft operated, end of period (1)	289	98	289	98

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

We estimate that the total fair values, determined as of June 30, 2006, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines are $511 million and $366 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.

Legal Contingencies

We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on our Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.

Other Contingencies

Regional Airports Improvement Corporation (“RAIC”)

We have obligations under a facilities agreement with the RAIC to pay the bond trustee amounts sufficient to pay the debt service on $47 million in Facilities Sublease Refunding Revenue Bonds. These bonds were issued in 1996 to refinance bonds that financed the construction of certain airport and terminal facilities we use at Los Angeles International Airport. We also provide a guarantee to the bond trustee covering payment of the debt service.

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

We believe that our insurance would cover most of our exposure to such liabilities and related indemnities associated with the types of lease and financing agreements described above, including real estate leases. However, our insurance does not typically cover environmental liabilities, although we have certain policies in place to meet the requirements of applicable environmental laws.

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

Employees Under Collective Bargaining Agreements

At June 30, 2006, we had a total of 51,700 full-time equivalent employees. Approximately 18% of these employees, including all of our pilots, are represented by labor unions.

See Note 1 for additional information related to our collective bargaining agreements.

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

6. FLEET INFORMATION

Our active aircraft fleet, orders, options and rolling options at June 30, 2006, are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders	Options	Rolling Options
B-737-200	4	-	13	17	21.5	-	-	-
B-737-800	71	-	-	71	5.7	50	60	168
B-757-200	68	33	20	121	14.8	-	-	-
B-767-300	4	1	19	24	15.9	-	-	-
B-767-300ER	50	-	9	59	10.3	-	10	3
B-767-400ER	21	-	-	21	5.3	-	19	-
B-777-200ER	8	-	-	8	6.4	5	20	5
MD-88	63	32	25	120	16.0	-	-	-
MD-90	16	-	-	16	10.6	-	-	-
CRJ-100/200	57	-	84	141	7.5	-	42	-
CRJ-700	27	-	-	27	2.9	-	41	-
Total	389	66	170	625	11.1	55	192	176

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

7. EMPLOYEE BENEFIT PLANS

Net Periodic Benefit Costs

Net periodic benefit cost for the three months ended June 30, 2006 and 2005 included the following components:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$-	$32	$5	$4
Interest cost	178	181	25	29
Expected return on plan assets	(130)	(154)	-	-
Amortization of prior service benefit	-	-	(10)	(10)
Recognized net actuarial loss	57	41	2	3
Amortization of net transition obligation	-	2	-	-
Settlement charge	-	104	-	-
Net periodic benefit cost	$105	$206	$22	$26

Net periodic benefit cost for the six months ended June 30, 2006 and 2005 included the following components:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$35	$92	$10	$9
Interest cost	356	361	49	56
Expected return on plan assets	(260)	(306)	-	-
Amortization of prior service cost (benefit)	1	3	(21)	(20)
Recognized net actuarial loss	114	85	4	6
Amortization of net transition obligation	-	4	-	-
Curtailment charge	-	447	-	-
Settlement charge	-	172	-	-
Net periodic benefit cost	$246	$858	$42	$51

Settlement and Curtailment Charges

During the three and six months ended June 30, 2005, we recorded settlement charges totaling $104 million and $172 million, respectively, in our Consolidated Statement of Operations. These charges result from lump sum distributions made under the Pilot Plan to pilots who retired. We recorded these charges in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid in a year, exceeds, or is expected to exceed, the total of the service and interest cost components of net periodic pension cost for the same period.

During the March 2005 quarter, we recorded a curtailment charge of $447 million in our Consolidated Statement of Operations related to our defined benefit pension plans for nonpilot employees (collectively, the “Nonpilot Plan”) and the Pilot Plan. This charge reflected the impact of the planned reduction of 6,000 - 7,000 nonpilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. We recorded this charge in accordance with SFAS No. 88, which requires curtailment accounting when an event occurs that significantly reduces the expected years of future service of current employees or that eliminates future benefit accruals for a significant number of employees.

Cash Flows

In the six months ended June 30, 2006, we contributed $3 million to our defined benefit pension plans for benefits accrued after the Petition Date and $53 million to our defined contribution pension plans. On June 19, 2006, a notice of intent to terminate the Pilot Plan was filed. On August 4, 2006, we filed a motion with the Bankruptcy Court to seek a determination that we satisfy the financial requirements for a distress termination of the Pilot Plan. In order for the Bankruptcy Court to make this determination, we must demonstrate that we cannot successfully reorganize under Chapter 11 without terminating the Pilot Plan. We are also in discussions with the PBGC regarding termination of the Pilot Plan.

Based on our preliminary five-year forecast and additional information regarding the assets and liabilities for our Nonpilot Plan, we believe that, under current pension funding rules, we would also need to seek distress termination of our Nonpilot Plan in order to successfully reorganize and emerge from Chapter 11. Proposed legislation that passed in the U.S. Congress and is now awaiting the President’s signature would extend the funding obligations for our Nonpilot Plan over 17 years. If the pending legislation is enacted in the form in which it passed the U.S. Congress, we hope to avoid a distress termination of the Nonpilot Plan, although there is no assurance that we can do so.

For additional information about our benefit plans, see Note 12 of the Notes to our Consolidated Financial Statements in our Form 10-K.

8. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at June 30, 2006 and December 31, 2005:

(in millions)	June 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$4,101	$3,246
Additional minimum pension liability	1,565	1,565
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	3,596	2,863
Valuation Allowance	(5,642)	(3,954)
Total deferred tax assets	$3,966	$4,066

Deferred tax liabilities:
Temporary differences (primarily depreciation and amortization)	$3,982	$4,099
Total deferred tax liabilities	$3,982	$4,099

The following table shows the current and noncurrent deferred tax asset (liability) recorded on our Consolidated Balance Sheets at June 30, 2006 and December 31, 2005:

(in millions)	June 30, 2006	December 31, 2005
Current deferred tax assets, net (1)	$163	$99
Noncurrent deferred tax liabilities, net (2)	(179)	(132)
Net deferred tax liabilities	$(16)	$(33)

(1)	Current deferred tax assets, net are recorded in prepaid expenses and other on our Consolidated Balance Sheets.
(2)	Noncurrent deferred tax liabilities, net are recorded in other noncurrent liabilities on our Consolidated Balance Sheets.

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

At June 30, 2006, we had $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had federal and state pretax net operating loss carryforwards of approximately $10.8 billion at June 30, 2006, substantially all of which will not begin to expire until 2022. Our ability to utilize AMT and NOL carryforwards will be subject to significant limitation if as a result of our Chapter 11 filings, we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. This could result in the need for an additional valuation allowance.

During the three and six months ended June 30, 2006, we recorded an income tax provision totaling $4 million and an income tax benefit totaling $17 million, respectively. These amounts reflect an adjustment to our estimated required valuation allowance at December 31, 2006.

9. SHAREOWNERS’ DEFICIT

During the March 2006 quarter, all remaining unallocated shares of Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”) in the Delta Family-Care Savings Plan were allocated to participants in that plan. The ESOP Preferred Stock was then converted, in accordance with its terms, into approximately eight million shares of common stock from treasury stock at cost. The allocation and conversion of the ESOP Preferred Stock resulted in a $144 million decrease in additional paid-in capital and a $367 million decrease from treasury stock at cost. For additional information about the ESOP Preferred Stock and the Delta Family-Care Savings Plan, see Notes 12 and 13 of the Notes to our Consolidated Financial Statements in our Form 10-K.

The Bankruptcy Court granted our motion to reject substantially all of our stock options effective March 31, 2006. As a result, we recognized a $55 million charge, which represented the unamortized fair value of our outstanding stock options when they were rejected, with a corresponding increase in additional paid-in capital. This charge is classified in reorganization items, net in our Consolidated Statement of Operations. See Note 2 for additional information related to stock-based compensation.

10. COMPREHENSIVE LOSS

Comprehensive loss primarily includes (1) our reported net loss, (2) changes in our additional minimum pension liability, (3) changes in our deferred tax asset valuation allowance related to additional minimum pension liability, and (4) changes in the estimated fair value of our open fuel hedge contracts, which qualify for hedge accounting. The following table shows our comprehensive loss for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Net loss, as reported	$(2,205)	$(382)	$(4,274)	$(1,453)
Other comprehensive income (loss)	1	(22)	2	210
Comprehensive loss	$(2,204)	$(404)	$(4,272)	$(1,243)

11. RESTRUCTURING

Restructuring and Other Reserves

The following table shows our restructuring and other reserve balances as of June 30, 2006, and the activity for the six months then ended related to (1) facility closures and other costs and (2) severance and related costs under our 2005 and 2004 workforce reduction programs. Substantially all of our restructuring and other reserves have been classified as liabilities subject to compromise on our Consolidated Balance Sheets.

	Restructuring and Other Charges
		Severance and Related Costs
	Facilities and	Workforce Reduction Programs
(in millions)	Other	2005	2004
Balance at December 31, 2005	$36	$46	$2
Additional costs and expenses	4	29	-
Payments	(3)	(31)	(2)
Adjustments	(21)	(14)	-
Balance at June 30, 2006	$16	$30	$-

The facilities and other reserve balance includes costs related primarily to (1) future lease payments on closed facilities, (2) contract termination fees and (3) future lease payments associated with the early retirement of leased aircraft. During the six months ended June 30, 2006, we reduced the facilities and other reserve balance by $21 million primarily due to the rejection of certain facility leases and updated estimates concerning future lease payments. As a result, the restructuring accrual related to these rejected facilities was reclassified within liabilities subject to compromise to separate estimated pre-petition claims associated with our Chapter 11 proceedings.

During the six months ended June 30, 2006, we recorded an additional accrual of $29 million for costs associated with our 2005 voluntary and involuntary workforce reduction program. We also reduced the severance and related reserve associated with this program by $14 million due primarily to higher employee attrition than previously assumed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2006	2005	2006	2005
Basic and diluted:
Net loss	$(2,205)	$(382)	$(4,274)	$(1,453)
Dividends on allocated Series B ESOP Convertible Preferred Stock	-	(6)	(2)	(11)
Net loss attributable to common shareowners	$(2,205)	$(388)	$(4,276)	$(1,464)
Weighted average shares outstanding	197.3	146.8	195.6	143.9
Basic and diluted loss per share	$(11.18)	$(2.64)	$(21.86)	$(10.17)

For the three and six months ended June 30, 2006 and 2005, we excluded from our loss per share calculations all common stock equivalents, which primarily include shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, because their effect on loss per share was anti-dilutive. The common stock equivalents totaled 36.4 million shares for the three and six months ended June 30, 2006, and 144.5 million shares and 146.8 million shares for the three and six months ended June 30, 2005, respectively.

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

For the six months ended June 30, 2006, we recorded a consolidated net loss of $4.3 billion. These results include $3.8 billion of noncash charges to reorganization items, net, primarily from (1) a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with the Air Line Pilots Association, International (“ALPA”) to reduce our pilot labor costs and (2) $1.6 billion of estimated claims primarily associated with restructuring the financing arrangements for 140 of our aircraft. See Note 1 of the Notes to our Condensed Consolidated Financial Statements for additional information about these charges. Our results for the six months ended June 30, 2006 also include a net aggregate noncash charge of $310 million associated with certain accounting adjustments recorded in the March 2006 quarter. See “Basis of Presentation-Accounting Adjustments” below for additional information regarding these accounting adjustments. Our cash and cash equivalents and short term investments were $2.9 billion at June 30, 2006, compared to $2.0 billion at December 31, 2005.

The benefits we are realizing under our business plan continue to be masked by historically high aircraft fuel prices, which continue to have a material adverse effect on our financial performance. These high aircraft fuel prices were offset during the six months ended June 30, 2006 by fare increases.

Chapter 11 Proceedings

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

In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. The Bankruptcy Court has extended these periods until November 8, 2006 and January 8, 2007, respectively, and these periods may be extended further by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

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

Labor Cost Reductions

Pilot Labor Cost Reductions. The Bankruptcy Court has approved a comprehensive agreement that we reached with ALPA, which is the collective bargaining representative of Delta’s approximately 6,800 pilots, to modify our collective bargaining agreement to reduce our pilot labor costs. We believe the agreement provides a competitive framework for our pilot labor costs, a necessary element in our efforts to achieve a successful reorganization.

The comprehensive agreement with ALPA provides us with approximately $280 million in average annual pilot labor cost savings between June 1, 2006 and December 31, 2009 due to changes in pay rates, benefits and work rules. It provides, among other things, that:

•
the 14% hourly pilot wage rate reduction, and other pilot pay and cost reductions equivalent to an approximately additional 1% hourly wage rate reduction, which became effective on December 15, 2005 under an interim agreement between Delta and ALPA, will remain in effect, and annual pay rate increases will begin in January 2007;

•	ALPA will not oppose termination of the defined benefit pension plan for pilots (the “Pilot Plan”);

•	ALPA will have an allowed general, unsecured pre-petition claim in our bankruptcy proceedings in the amount of $2.1 billion in connection with a plan of reorganization;

•
if the Pilot Plan is terminated, we will issue for the benefit of pilots, on a date that is no later than 120 days following our emergence from bankruptcy, senior unsecured notes (“Pilot Notes”) with an aggregate principal amount equal to $650 million and a term of up to 15 years from the issuance date; the full principal amount of the Pilot Notes will be due at maturity and the Pilot Notes will bear interest at an annual rate established at issuance so that the Pilot Notes trade at par on the issuance date (the Pilot Notes are prepayable without penalty at any time and, at our option, we may replace all or a portion of the principal amount of Pilot Notes with cash prior to their issuance);

•
pilots will participate in a company-wide profit-sharing plan that will provide an aggregate payout of 15% of our annual pre-tax income (as defined) up to $1.5 billion and 20% of annual pre-tax income over $1.5 billion; and

•
we will not seek relief under Section 1113 during these Chapter 11 proceedings with respect to the pilot collective bargaining agreement unless we are in imminent risk of our post-petition financing (as described in Note 4 to our Condensed Consolidated Financial Statements) being accelerated on account of an imminent breach of the financial covenants in such financing, we have used our best efforts to seek a waiver of such breach but have not been able to secure such a waiver, and we would be unable to remedy such a breach without labor cost reductions.

On June 2, 2006, the Pension Benefit Guaranty Corporation (the “PBGC”) appealed to the United States District Court for the Southern District of New York the Bankruptcy Court’s order authorizing us to enter into the comprehensive agreement with ALPA. We cannot predict the outcome of this appeal.

Comair Labor Cost Reductions. Comair has reached agreements with ALPA, which represents Comair’s pilots, and with the International Association of Machinists and Aerospace Workers (“IAM”), which represents Comair’s maintenance employees, to reduce the labor cost of both of these employee groups. These agreements are, however, conditioned on Comair’s obtaining certain labor cost reductions under its collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), which represents Comair’s flight attendants.

Comair has been and continues to be in negotiations with the IBT to reduce Comair’s flight attendant labor costs. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT. The Bankruptcy Court denied Comair’s motion on April 26, 2006. Comair subsequently reduced the level of flight attendant labor cost reductions it was seeking, but was still not able to reach an agreement with the IBT. On June 26, 2006, Comair filed a renewed 1113 motion to reject its collective bargaining agreement with the IBT; on July 21, 2006, the Bankruptcy Court granted the renewed motion. On August 3, 2006, the IBT filed a Notice of Appeal to the U.S. District Court for the Southern District of New York.  Comair continues to negotiate with the IBT in an effort to reach a consensual agreement.

Because Comair has reduced the amount of flight attendant cost reductions it is seeking in its proposals to the IBT to a level below that required by the conditions in the agreements with ALPA and the IAM, Comair likely will need to renegotiate those cost reduction agreements. Comair will seek to preserve the changes already agreed to by ALPA and the IAM, but there can be no assurance that Comair will be able to preserve these changes. In the absence of consensual agreement with ALPA and/or the IAM, Comair may need to seek relief under Section 1113 as to the collective bargaining agreements of either or both of those unions, or to take other actions to address its costs. We cannot predict the outcome of these matters.

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

Accounting Adjustments

During the March 2006 quarter we recorded certain adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements that are reflected in our results for the six months ending June 30, 2006. These adjustments resulted in an aggregate net noncash charge of $310 million to our Consolidated Statement of Operations, as follows:

•
A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at New York - John F. Kennedy International Airport. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by Statement of Financial Accounting Standard No. 13, “Accounting for Leases.”

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

Results of Operations - Three Months Ended June 30, 2006 and 2005

Net Loss

Our unaudited consolidated net loss was $2.2 billion for the June 2006 quarter, compared to a net loss of $382 million for the June 2005 quarter. The net loss for the June 2006 quarter primarily reflects a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with ALPA.

Operating Revenue

	Three Months Ended
	June 30,		Increase/	% Increase/
(in millions)	2006	2005	(Decrease)	(Decrease)
Operating Revenue:
Passenger:
Mainline	$3,193	$3,045	$148	5%
Regional affliates	1,035	830	205	25%
Total passenger revenue	4,228	3,875	353	9%

Cargo	128	127	1	1%
Other, net	299	247	52	21%
Total operating revenue	$4,655	$4,249	$406	10%

Operating revenue totaled $4.7 billion in the June 2006 quarter, a 10% increase as compared to the June 2005 quarter. Passenger revenue increased 9% at the same time capacity decreased by 7%. The increase in passenger revenue reflects a rise of 15% and 17% in passenger mile yield and passenger revenue per available seat mile (“Passenger RASM”), respectively, due to fare increases that reflect strong passenger demand and capacity reductions in the airline industry, as well as the structural changes we have made to strengthen our route network since our Chapter 11 filing. Additionally, passenger revenue of regional affiliates increased due to new contract carrier agreements with Freedom Airlines, Inc. (“Freedom”) and Shuttle America Corporation (“Shuttle America”), respectively.

	Three Months
	Ended	% Increase/(Decrease)
	June 30, 2006	Three Months Ended June 30, 2006 vs. 2005
	Passenger	Passenger			Passenger	Load
(in millions)	Revenue	Revenue	RPMs	Yield	RASM	Factor
Passenger Revenue:
North American passenger revenue	$3,203	5%	(13) %	21%	24%	2.1
International passenger revenue	1,002	24%	20%	4%	2%	(1.1)
Charter revenue	23	(2) %	1%	(3) %	(7) %	(1.3)
Total passenger revenue	$4,228	9%	(5) %	15%	17%	1.4

North American Passenger Revenue. North American passenger revenue increased 5%, driven by a 21% increase in passenger mile yield and a 2.1 point increase in load factor on a 15% decline in capacity. Passenger RASM increased 24%. The decline in capacity, partially offset by the increase in load factor, resulted in a 13% decline in RPMs, or traffic. The increases in passenger revenue, the passenger mile yield and Passenger RASM reflect (1) fare increases implemented as part of the improved industry revenue environment and (2) the positive impact of our strategic initiatives, including the restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes.

International Passenger Revenue. International passenger revenue increased 24%, generated by a 20% increase in RPMs that resulted from a 21% increase in capacity. The passenger mile yield and Passenger RASM increased 4% and 2%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, resulting from the restructuring of our route network.

Operating Expenses

	Three Months Ended
	June 30,		Increase/	% Increase/
(in millions)	2006	2005	(Decrease)	(Decrease)
Operating Expenses:
Salaries and related costs	$1,014	$1,298	$(284)	(22) %
Aircraft fuel	1,111	1,054	57	5%
Contract carrier arrangements	660	211	449	213%
Depreciation and amortization	318	326	(8)	(2) %
Contracted services	257	270	(13)	(5) %
Landing fees and other rents	191	227	(36)	(16) %
Passenger commissions and other selling expenses	234	250	(16)	(6) %
Aircraft maintenance materials and outside repairs	187	206	(19)	(9) %
Aircraft rent	73	151	(78)	(52) %
Passenger service	81	95	(14)	(15) %
Restructuring, asset writedowns, pension settlements and related items, net	10	96	(86)	(90) %
Other	150	194	(44)	(23) %
Total operating expenses	$4,286	$4,378	$(92)	(2) %

Operating expenses were $4.3 billion for the June 2006 quarter compared to $4.4 billion for the June 2005 quarter. As discussed below, the decrease in operating expenses was due to (1) a decrease in salaries and related costs and (2) lower charges related to restructuring, asset writedowns, pension settlements and related items, net and (3) other miscellaneous decreases. As also discussed below, this decrease was partially offset by (1) higher contract carrier arrangements expense for the three months ended June 30, 2006, primarily due to a change in how we classify ASA expense as a result of our sale of ASA on September 7, 2005 and (2) an increase in aircraft fuel prices.

Operating capacity decreased 7% to 37.7 billion available seat miles (“ASMs”) primarily due to the simplification and reduction of our aircraft fleet as part of our business plan initiatives. Operating cost per available seat mile (“CASM”) increased 5% to 11.36¢ primarily as a result of (1) the decrease in operating capacity and (2) an increase in aircraft fuel prices for the three months ended June 30, 2006.

Salaries and related costs. The decrease in salaries and related costs primarily reflects a 9% decrease resulting from salary rate and benefits cost reductions for our pilot and nonpilot employees and an 8% decline due to lower Mainline headcount.

Aircraft fuel. Aircraft fuel expense increased primarily due to higher fuel prices despite reduced consumption. Our average fuel price per gallon increased 30% to $2.08. Fuel gallons consumed decreased 19% due to a reduction in Mainline capacity and our sale of ASA. As a result of this sale, ASA’s fuel gallons are no longer considered part of our fuel gallons consumed for financial reporting purposes. See “Sale of ASA” above.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) a 161% increase resulting from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) a 36% increase due to new contract carrier agreements with Shuttle America and Freedom. After the sale of ASA to SkyWest, expenses related to ASA are shown as contract carrier arrangements expense; prior to the sale, expenses related to ASA as our wholly owned subsidiary were reported in the applicable expense line item.

Landing fees and other rents. Landing fees and other rents decreased primarily due to a 7% decline from the lower volume of flights and a 6% decrease due to the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Aircraft rent. The decline in aircraft rent expense is primarily due to a 34% decrease resulting from the renegotiation and rejection of certain leases in connection with our restructuring efforts and an 11% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Restructuring, asset writedowns, pension settlements and related items, net. During the June 2006 quarter, pension settlements, asset writedowns, restructuring and related items, net totaled $10 million. During the June 2005 quarter, pension settlements, asset writedowns, restructuring and related items, net totaled $96 million. The 2005 amount included (1) a $104 million settlement charge related to lump sum distributions under the Pilot Plan and (2) an $8 million reduction in operating expenses for revised estimates of severance and related costs under the 2004 workforce reduction programs.

Other. The decrease in other operating expenses primarily reflects (1) a 9% decrease related to the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) a decrease in fuel related taxes.

Operating Income (Loss) and Operating Margin

We reported operating income of $369 million in the June 2006 quarter, compared to an operating loss of $129 million in the June 2005 quarter. Operating margin, which is the ratio of operating income or loss to operating revenues, was 8% and (3%) for the June 2006 and June 2005 quarters, respectively.

Other (Expense) Income

Other expense, net in the June 2006 quarter was $190 million compared to $271 million in the June 2005 quarter. This change is substantially attributable to a 21%, or $61 million, decrease in interest expense primarily from (1) a $74 million decrease due to the required accounting treatment of certain interest charges under our Chapter 11 proceedings in accordance with SOP 90-7 and (2) a $12 million reduction in interest mainly due to aircraft lease restructurings.  These decreases were partially offset by a $32 million increase from a higher level of debt outstanding and higher interest rates.

Reorganization Items, net

Reorganization items, net totaled $2.4 billion in the June 2006 quarter. This net charge primarily reflects a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with ALPA. For additional information about our reorganization items, see Note 1 of the Notes to our Condensed Consolidated Financial Statements.

Income Taxes

During the June 2006 quarter, we recorded an income tax provision totaling $4 million.  The amount reflects an adjustment to our estimated required valuation allowance at December 31, 2006.

Results of Operations - Six Months Ended June 30, 2006 and 2005

Net Loss

Our unaudited consolidated net loss was $4.3 billion for the six months ended June 30, 2006, compared to a net loss of $1.5 billion for the six months ended June 30, 2005. The net loss for the six months ended June 30, 2006 includes $3.8 billion of noncash charges to reorganization items, net, primarily from (1) a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with the ALPA to reduce our pilot labor costs and (2) $1.6 billion of estimated claims primarily associated with restructuring the financing arrangements for 140 of our aircraft.

Operating Revenue
	Six Months Ended
	June 30,		Increase/	% Increase/
(in millions)	2006	2005	(Decrease)	(Decrease)
Operating Revenue:
Passenger:
Mainline	$5,765	$5,694	$71	1%
Regional affiliates	1,893	1,520	373	25%
Total passenger revenue	7,658	7,214	444	6%

Cargo	251	259	(8)	(3) %
Other, net	465	482	(17)	(4) %
Total operating revenue	$8,374	$7,955	$419	5%

Operating revenue totaled $8.4 billion in the six months ended June 30, 2006, a 5% increase as compared to the six months ended June 30, 2005. Passenger revenue increased 6% at the same time capacity decreased by 8%. The increase in passenger revenue reflects a rise of 13% and 15% in passenger mile yield and Passenger RASM, respectively, due to fare increases that reflect strong passenger demand and capacity reductions in the airline industry, as well as the structural changes we have made to strengthen our route network since our Chapter 11 filing. Passenger revenue and other, net revenue were negatively impacted by certain Accounting Adjustments discussed above. Additionally, passenger revenue of regional affiliates increased due to new contract carrier agreements with Freedom and Shuttle America, respectively.
	Six Months
	Ended	% Increase/(Decrease)
	June 30, 2006	Six Months Ended June 30, 2006 vs. 2005
	Passenger	Passenger			Passenger	Load
(in millions)	Revenue	Revenue	RPMs	Yield	RASM	Factor
Passenger Revenue:
North American passenger revenue	$5,925	3%	(12) %	17%	21%	2.5
International passenger revenue	1,675	17%	14%	3%	1%	(1.3)
Charter revenue	58	13%	(9) %	25%	2%	(8.4)
Total passenger revenue	$7,658	6%	(6) %	13%	15%	1.7

North American Passenger Revenue. North American passenger revenue increased 3%, driven by a 17% increase in passenger mile yield and a 2.5 point increase in load factor on a 14% decline in capacity. Passenger RASM increased 21%. The decline in capacity, partially offset by the increase in load factor, resulted in a 12% decline in RPMs, or traffic. The increases in passenger revenue, passenger mile yield and Passenger RASM reflect (1) fare increases implemented as part of the improved industry revenue environment and (2) the positive impact of our strategic initiatives, including the restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes.

International Passenger Revenue. International passenger revenue increased 17%, generated by a 14% increase in RPMs that resulted from a 16% increase in capacity. The passenger mile yield and Passenger RASM increased 3% and 1%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, resulting from the restructuring of our route network.

Operating Expenses

	Six Months Ended
	June 30,		Increase/	% Increase/
(in millions)	2006	2005	(Decrease)	(Decrease)
Operating Expenses:
Salaries and related costs	$2,180	$2,709	$(529)	(20) %
Aircraft fuel	2,040	1,938	102	5%
Contract carrier arrangements	1,269	415	854	206%
Depreciation and amortization	619	639	(20)	(3) %
Contracted services	518	542	(24)	(4) %
Landing fees and other rents	483	442	41	9%
Passenger commissions and other selling expenses	446	501	(55)	(11) %
Aircraft maintenance materials and outside repairs	383	383	-	- %
Aircraft rent	168	294	(126)	(43) %
Passenger service	152	179	(27)	(15) %
Restructuring, asset writedowns, pension settlements and related items, net	19	627	(608)	(97) %
Other	213	372	(159)	(43) %
Total operating expenses	$8,490	$9,041	$(551)	(6) %

Operating expenses were $8.5 billion for the six months ended June 30, 2006 compared to $9 billion for the six months ended June 30, 2005. As discussed below, the decrease in operating expenses was primarily due to (1) significantly lower charges related to restructuring, asset writedowns, pension settlements and related items, net and (2) a decrease in salaries and related costs. As also discussed below, this decrease was partially offset by (1) higher contract carrier arrangements expense for the six months ended June 30, 2006, primarily due to a change in how we classify ASA expense as a result of our sale of ASA on September 7, 2005; (2) certain Accounting Adjustments discussed above; and (3) an increase in aircraft fuel prices.

Operating capacity decreased 8% to 72.3 billion ASMs primarily due to the simplification and reduction of our aircraft fleet as part of our business plan initiatives. Operating cost per available seat mile (“CASM”) increased 2% to 11.74¢ primarily as a result of (1) the decrease in operating capacity amd (2) an increase in aircraft fuel prices for the six months ended June 30, 2006.

Salaries and related costs. The decrease in salaries and related costs primarily reflects an 8% decline due to lower Mainline headcount and a 9% decrease resulting from salary rate and benefits cost reductions for our pilot and nonpilot employees, partially offset by certain Accounting Adjustments discussed above.

Aircraft fuel. Aircraft fuel expense increased primarily due to higher fuel prices despite reduced consumption. Our average fuel price per gallon increased 31% to $1.97. Fuel gallons consumed decreased 19% due to a reduction in Mainline capacity and our sale of ASA. As a result of this sale, ASA’s fuel gallons are no longer considered part of our fuel gallons consumed for financial reporting purposes. See “Sale of ASA” above.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) a 168% increase from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) a 31% increase from new contract carrier agreements with Shuttle America and Freedom. After the sale of ASA to SkyWest, expenses related to ASA are shown as contract carrier arrangements expense; prior to the sale, expenses related to ASA as our wholly owned subsidiary were reported in the applicable expense line item.

Landing fees and other rents. Landing fees and other rents increased primarily due to a 25% increase resulting from certain Accounting Adjustments described above partially offset by a 6% decrease due to the change in how we classify ASA’s expenses as a result of its sale to SkyWest and a lower volume of flights.

Passenger commissions and other selling expenses. Passenger commissions and other selling expenses decreased primarily due to (1) a 6% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) lower booking fees related to a decrease in passenger volume.

Aircraft rent. The decline in aircraft rent expense is primarily due to a 27% decrease resulting from the renegotiation and rejection of certain leases in connection with our restructuring efforts and an 11% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Restructuring, asset writedowns, pension settlements and related items, net. During the six months ended June 30, 2006, pension settlements, asset writedowns, restructuring and related items, net totaled $19 million. During the six months ended June 30, 2005, pension settlements, asset writedowns, restructuring and related items, net totaled $627 million. This included (1) a $447 million charge related to certain employee initiatives under our transformation plan, (2) a $172 million settlement charge related to the Pilot Plan, (3) a $10 million charge related to the retirement of six B-737-200 aircraft in conjunction with our transformation plan, and (4) a net $2 million reduction in operating expenses related to the severance and related costs of the 2004 workforce reduction programs.

Other. The decrease in other operating expenses primarily reflects (1) a 22% decrease resulting from certain Accounting Adjustments discussed above, (2) a 15% decrease related to the change in how we classify ASA’s expenses as a result of its sale to SkyWest, and (3) a decrease in fuel related taxes.

Operating Income (Loss) and Operating Margin

We reported an operating loss of $116 million in the six months ended June 30, 2006, compared to an operating loss of $1.1 billion in the six months ended June 30, 2005. Operating margin, which is the ratio of operating loss to operating revenues, was (1%) and (14%) for the six months ended June 30, 2006 and 2005, respectively.

Other (Expense) Income

Other expense, net in the six months ended June 30, 2006 was $392 million compared to $529 million in the six months ended June 30, 2005. This change is substantially attributable to a 21%, or $115 million, decrease in interest expense primarily from (1) a $148 million decrease due to the required accounting treatment of certain interest charges under our Chapter 11 proceedings in accordance with the SOP 90-7 and (2) a $28 million reduction in interest due to aircraft lease restructurings.  These decreases were partially offset by a $64 million increase from a higher level of debt outstanding and higher interest rates.

Reorganization Items, net

Reorganization items, net totaled $3.8 billion in the six months ended June 30, 2006. This net charge primarily relates to (1) a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with ALPA and (2) $1.6 billion of estimated claims primarily associated with the restructurings of the financing arrangements for 140 of our aircraft. For additional information about our reorganization items, see Note 1 of the Notes to our Condensed Consolidated Financial Statements.

Income Taxes

During the six months ended June 30, 2006, we recorded an income tax benefit totaling $17 million. The amount reflects an adjustment to our estimated required valuation allowance at December 31, 2006.

Operating Statistics

The following table sets forth our operating statistics for the three and six months ended June 30, 2006 and 2005.
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Consolidated:
Revenue Passenger Miles (millions) (1)	30,053		31,664		56,437		59,840
Available Seat Miles (millions) (1)	37,718		40,475		72,321		78,352
Passenger Mile Yield (1)	14.07	¢	12.24	¢	13.57	¢	12.06	¢
Operating Revenue Per Available Seat Mile (1)	12.34	¢	10.50	¢	11.58	¢	10.15	¢
Passenger Revenue Per Available Seat Mile (1)	11.21	¢	9.58	¢	10.59	¢	9.21	¢
Operating Cost Per Available Seat Mile (1)	11.36	¢	10.82	¢	11.74	¢	11.54	¢
Passenger Load Factor (1)	79.68%		78.23%		78.04%		76.37%
Breakeven Passenger Load Factor (1)	72.72%		80.84%		79.22%		87.87%
Passengers Enplaned (thousands) (1)	27,221		31,582		52,752		60,812
Fuel Gallons Consumed (millions)	534		657		1,034		1,281
Average Price Per Fuel Gallon, Net of Hedging Gains	$2.08		$1.60		$1.97		$1.51
Number of Aircraft in Fleet, End of Period	625		869		625		869
Full-Time Equivalent Employees, End of Period	51,700		65,300		51,700		65,300

Mainline:
Revenue Passenger Miles (millions)	25,658		27,497		48,139		51,982
Available Seat Miles (millions)	32,101		34,698		61,529		67,159
Operating Cost Per Available Seat Mile	10.22	¢	10.11	¢	10.65	¢	10.93	¢
Number of Aircraft in Fleet, End of Period	457		522		457		522

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:
-	Chautauqua Airlines, Inc. and SkyWest Airlines, Inc. for all periods presented, and
-	Atlantic Southeast Airlines, Inc., Freedom Airlines, Inc. and Shuttle America Corporation for the three and six months ended June 30, 2006.

For additional information about our contract carrier agreements, see Note 5 of the Notes to our Condensed Consolidated Financial Statements.

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

As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the principal amount of $500 million, together with interest hereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facility. Simultaneously, we borrowed $350 million from Amex pursuant to the terms of the Amex Pre-Petition Facility as modified by the Modification Agreement (the “Amex Post-Petition Facility”). On October 7, 2005, pursuant to Amendment No. 1 to the Modification Agreement (the “Amendment to the Modification Agreement”), Amex consented to the above-described increased principal amount of the DIP Credit Facility in return for a prepayment of $50 million under the Amex Post-Petition Facility.

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

Other GECC Agreements

On March 31, 2006, we entered into amendments (the “Amendments”) to certain credit facilities with GECC (other than the Amended and Restated DIP Credit Facility) and the Reimbursement Agreement. These credit facilities are referred to as the Spare Engines Loan, the Aircraft Loan and the Spare Parts Loan in footnotes 6, 7 and 8, respectively, to the debt table in Note 8 of the Notes to our Consolidated Financial Statements in our Form 10-K.

The credit facilities and the Reimbursement Agreement are secured by specific aircraft; Mainline aircraft engines; and substantially all of the Mainline aircraft spare parts owned by us (the “Collateral Pool”). As a result of the Amendments, the Collateral Pool secures (1) each of the credit facilities with GECC (other than the Amended and Restated Credit Facility); (2) 12 leases for CRJ-200 aircraft we previously entered into with GECC; and (3) leases of up to an additional 15 CRJ-200 aircraft pursuant to the put rights described below; and (4) the Reimbursement Agreement. In addition, the expiration date of the letters of credit issued in connection with the Reimbursement Agreement was extended from 2008 to 2011, and the Collateral Value Test in the Reimbursement Agreement was eliminated. For additional information about the Collateral Value Test, see Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Covenants” in our Form 10-K.

As a condition to the Amendments, we granted GECC the right, exercisable until March 30, 2007, to lease to us up to an additional 15 CRJ-200 aircraft (“put rights”). GECC may exercise the put rights only after providing us with prior written notice, and no more than three such aircraft may be scheduled for delivery in the same month. The leases will have terms ranging between 108 months and 172 months, as determined by GECC, and lease rates will be based on the date of manufacture of the aircraft. We believe that the lease payments for these 15 aircraft will aggregate $215 million over the maximum 172 month term and that the lease payments approximate current market rates. To date, GECC has leased three of these aircraft to us, which we immediately subleased to ASA. GECC has exercised put rights with respect to an additional four aircraft. We have certain rights to sublease all of these aircraft.

Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement

On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit for the benefit of our Visa/MasterCard credit card processor (“Processor”), which we substituted for a portion of the cash reserve that the Processor maintains. For further information about the letter of credit and the reserve maintained by the Processor, see Note 8 of the Notes to our Consolidated Financial Statements in our Form 10-K.

Bombardier Agreement

During the June 2006 quarter, Comair, Bombardier, Inc. (“Bombardier”) and a subsidiary of Bombardier completed, with the approval of the Bankruptcy Court, an agreement under which, among other things, (1) Comair surrendered a letter of credit supporting certain reimbursement obligations owed by Bombardier to Comair, which were simultaneously released by Comair and (2) Bombardier transferred to Comair $171 million aggregate principal amount of secured notes issued to Bombardier by Delta. The transfer of the secured notes constitutes an extinguishment of debt under SFAS 140, “Accounting for the Transfer and Services of Financial Assets and Extinguishment of Liabilities.” We recognized a $26 million noncash gain as a result of this extinguishment of debt, which is classified in reorganization items, net.

Sources and Uses of Cash

Our cash and cash equivalents and short-term investments were $2.9 billion at June 30, 2006, compared to $2.0 billion at December 31, 2005. Restricted cash totaled $1.1 billion at June 30, 2006 compared to $928 million at December 31, 2005. Cash and cash equivalents as of June 30, 2006 include $198 million, which is set aside for payment of certain operational taxes and fees to various governmental authorities.

Cash flows from operating activities

For the six months ended June 30, 2006, cash provided by operating activities totaled $947 million. This reflects our consolidated net loss of $4.3 billion, which includes $4.9 billion of noncash charges that primarily consist of the following:

•
$3.8 billion of reorganization items, net resulting from a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to with ALPA and $1.6 billion of charges related to the renegotiation of certain aircraft financing arrangements and

•	$619 million in depreciation and amortization expense.

Additionally, our air traffic liability increased $758 million due to higher bookings partially offset by a $464 million increase in short term investments related to our auction rate securities.

Cash flows from investing activities

For the six months ended June 30, 2006, cash used in investing activities totaled $302 million, which includes the following significant items:

•	Restricted cash increased by $169 million due to cash holdbacks associated with our Visa/MasterCard credit card processing agreements.

•	Cash used for flight equipment additions totaled $102 million, including $40 million in aircraft modifications.

•	Cash used for ground equipment totaled $62 million, which primarily relates to cash used for technology, including updating our software and hardware infrastructure.

Cash flows from financing activities

For the six months ended June 30, 2006, cash used in financing activities totaled $222 million, primarily due to principal payments on fully secured pre-petition obligations.

Pension Plans

In the six months ended June 30, 2006, we contributed $3 million to our defined benefit pension plans for benefits accrued after the Petition Date and $53 million to our defined contribution pension plans. On June 19, 2006, a notice of intent to terminate the Pilot Plan was filed. On August 4, 2006, a motion with the Bankruptcy Court to seek a determination that we satisfy the financial requirements for a distress termination of the Pilot Plan was filed. In order for the Bankruptcy Court to make this determination, we must demonstrate that we cannot successfully reorganize under Chapter 11 without terminating the Pilot Plan. We are also in discussions with the PBGC regarding termination of the Pilot Plan.

Based on our preliminary five-year forecast and additional information regarding the assets and liabilities for our Nonpilot Plan, we believe that, under current pension funding rules, we would also need to seek distress termination of our Nonpilot Plan in order to successfully reorganize and emerge from Chapter 11. Proposed legislation that passed in the U.S. Congress and is now awaiting the President’s signature would extend the funding obligations for our Nonpilot Plan over 17 years. If the pending legislation is enacted in the form in which it passed the U.S. Congress, we hope to avoid a distress termination of the Nonpilot Plan, although there is no assurance that we can do so.

If the legislation is not enacted on a timely basis and we are then unable to terminate the Nonpilot Plan before we exit from Chapter 11, we would be required to fully fund contributions missed during Chapter 11 and make all required contributions thereafter. We estimate that under those circumstances, if we exit Chapter 11 during 2007, the funding requirement under the Nonpilot Plan will aggregate in excess of $1 billion for the 12-month period following our emergence from bankruptcy. This funding requirement would have a material adverse impact on our ability to exit from Chapter 11.

For additional information about our pension plans, see Note 12 of the Notes to our Consolidated Financial Statements in our Form 10-K and Note 7 of the Notes to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the “Market Risks Associated with Financial Instruments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K other than those discussed below.

Aircraft Fuel Price Risk

Our results of operations may be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically enter into heating oil derivative contracts to hedge a portion of our projected aircraft fuel requirements. Changes in the fair value of these contracts are highly correlated to changes in aircraft fuel prices.  We do not enter into fuel hedge contracts for speculative purposes.

For the six months ended June 30, 2006, aircraft fuel expense accounted for 24% of our total operating expenses. Aircraft fuel expense increased primarily due to higher fuel prices despite reduced consumption. Our average fuel price per gallon increased 31% to $1.97 while total gallons consumed decreased 19%. Fuel prices continue to be at historically high levels.

We project that our aircraft fuel consumption will be approximately 1.1 billion gallons for the six months ending December 31, 2006. Based on our assumed average jet fuel price per gallon of $2.23 for that period, a 10% rise in that jet fuel price would increase our aircraft fuel expense by approximately $243 million for the six months ending December 31, 2006. In order to manage the risk of jet fuel prices increasing, as of July 31, 2006, we have entered into fuel derivative contracts to hedge 49% of our projected fuel consumption for the September 2006 quarter at an average price of $2.13 per gallon.

For additional information regarding our other exposures to market risks, see “Market Risks Associated with Financial Instruments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Notes 4, 5 and 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2006 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, during the three months ended June 30, 2006, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
During the June 2006 quarter, we implemented an automated revenue recognition system and eliminated manual processes previously utilized. Our approach to implementing new business processes and technology includes the design and implementation of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods then ended, and the condensed consolidated statement of cash flows for the six months ended June 30, 2006. These financial statements are the responsibility of the Company’s management. The consolidated statements of operations of the Company for the three-month and six-month periods ended June 30, 2005, and condensed consolidated statement of cash flows for the six months ended June 30, 2005 were reviewed by other accountants whose report (dated August 15, 2005) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 2006, and for the three-month and six-month periods then ended, for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
August 9, 2006

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

Coincident with the Chapter 11 filing, we stopped making contributions to our qualified pension plans and payments from our non-qualified pension plans for benefits earned prior to the filing. In September 2005, the Delta Pilots Pension Preservation Organization (“DP3”), an organization consisting of retired Delta pilots, filed a motion in the Bankruptcy Court to compel the continued payment of collectively-bargained pension benefits to retired pilots (“the DP3 Payment Motion”). Specifically, DP3 sought an order requiring us to (1) continue making non-qualified pension payments to retired pilots; and (2) make required contributions to the qualified pension plan for benefits earned prior to the Petition Date. DP3 argued that because Delta had not rejected its collective bargaining agreement with ALPA, and because such agreement required us to maintain both the qualified and non-qualified plans, we had to continue such payments regardless of the bankruptcy filing until the time Delta rejected the collective bargaining agreement with ALPA. The DP3 Payment Motion was supported by Fiduciary Counselors, the independent fiduciary for the qualified pension plan, and ALPA. We and the Creditors Committee opposed the motion on the basis that the requested contributions and payments were for benefits that were earned prior to the Petition Date, and that, under controlling law, we were not required to make such payments at that time (and still are not required to make such payments).

In October 2005, the Bankruptcy Court denied the DP3 Payment Motion on procedural grounds and DP3, joined by Fiduciary Counselors and ALPA, appealed that decision to the United States District Court for the Southern District of New York. On May 1, 2006, the District Court reversed the Bankruptcy Court’s decision and remanded the motion to the Bankruptcy Court to consider DP3’s motion on the merits. On June 2, 2006, the Bankruptcy Court approved a Stipulation and Consent Order that we had entered into with DP3 and the Creditors Committee whereby Delta and DP3 reached a global settlement which resolved various claims between Delta and DP3, including the dismissal with prejudice of the DP3 Payment Motion and an adversary proceeding filed on behalf on DP3 members raising issues substantially overlapping those raised by the DP3 Payment Motion. Pursuant to this order, for the period commencing on the Petition Date and ending on such date as the non-qualified plans may be terminated, pilots who retired prior to such termination date and who have accrued and unpaid benefits arising under the non-qualified plans collectively have (1) an allowed administrative claim in the aggregate amount of $9 million and (2) an allowed general non-priority unsecured claim for the balance of benefits under the non-qualified plans that accrued and were unpaid from the Petition Date to the date of the termination of the non-qualified plans. The stipulation reserves both parties’ rights with respect to whether retired pilots have any claim for non-qualified benefits that would have been paid in the period following the non-qualified plan termination date; the settlement provides that any such claim, should it exist,will be a general non-priority unsecured claim.

Delta Family-Care Savings Plan Litigation

On September 3, 2004, a retired Delta employee filed a class action complaint (amended on March 16, 2005) in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2004 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and moved to dismiss the complaint. The District Court has stayed the action against Delta due to the bankruptcy filing, and has granted the motion to dismiss filed by the individual defendants. The plaintiffs filed a notice appealing the District Court’s decision to dismiss the individual defendants to the United States Court of Appeals for the Eleventh Circuit, but have voluntarily dismissed this appeal.

* * *

For additional information about other legal proceedings, including litigation in our Chapter 11 proceedings, see “Item 3. Legal Proceedings” in our Form 10-K. For information about proceedings under Section 1113 of the Bankruptcy Code, see “General Information - Rejection of Collective Bargaining Agreements” in Note 1 of the Notes to our Condensed Consolidated Financial Statements.

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

We have reached a comprehensive agreement with ALPA to reduce our pilot labor costs. The agreement has been ratified by Delta pilots and approved by the Bankruptcy Court. The agreement became effective on June 1, 2006 and becomes amendable on December 31, 2009. On June 2, 2006, the PBGC appealed to the United States District Court the Bankruptcy Court’s order authorizing us to enter into the comprehensive agreement with ALPA.  We cannot predict the outcome of this appeal or the effect that it may have on our comprehensive agreement with ALPA.

In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act and the Bankruptcy Code. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups on current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

If we are unable to terminate the Pilot Plan and lump sum payments again become payable from the Pilot Plan, we expect that a significant number of pilots will retire prior to their normal retirement age of 60.  We believe that a significant number of pilot early retirements would result in, among other things, significant operational disruptions that would have a material adverse effect on our revenues and increased funding requirements to the Pilot Plan that would have a material adverse effect on our ability to emerge from Chapter 11.

Delta pilots who retire can elect to receive 50% of the present value of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% of their accrued pension benefit as an annuity after retirement. In the last few years and until October 2005, a large number of our pilots retired prior to their normal retirement age of 60 at greater than historical levels due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if a notice of intent to terminate the Pilot Plan were to be issued during a restructuring under Chapter 11 of the Bankruptcy Code. In October 2005, the Pilot Plan failed to meet a liquidity test under the Internal Revenue Code, which prevented the payment of lump sums. If the payment of lump sums becomes permitted under the Pilot Plan, we expect that between 800 and 1,000 pilots (and possibly more) would retire shortly thereafter. We estimate that as of October 1, 2006, 1,820 pilots are eligible to retire early with another 126 pilots (mostly on disability status) who are over age 60 also eligible for retirement.  Of those 1,946 pilots, 857 would be entitled to retire with lump sums that exceed $500,000, and another 712 would be entitled to retire with lump sums of between $250,000 and $500,000.

The best estimate of the Pilot Plan's actuary is that the Pilot Plan met the required liquidity test on July 1, 2006 but, if it did not do so we expect that the Pilot Plan will again meet the required liquidity test in October 2006, which would permit lump sums to be paid again and lead to pilot early retirements, but for the fact that on June 19, 2006, a Notice of Intent to Terminate the Pilot Plan was filed. This Notice of Intent to Terminate the Pilot Plan has the effect of preventing payment of lump sums pending the Bankruptcy Court ruling on a motion seeking approval of the distress termination of the Pilot Plan.

If the Pilot Plan is ultimately not terminated and the expected large number of pilot early retirements occurs, we believe that significant disruptions to our operation will occur, which would have a material adverse impact on our revenues because there would not be enough pilots to operate certain aircraft types for a significant period of time. Moreover, additional contributions, likely exceeding $1 billion, would be required to be made to the Pilot Plan, which would have a material adverse impact on our ability to emerge from Chapter 11. The significant operational disruption could result in the breach of financial covenants under our Amended and Restated DIP Credit Facility and our Amex Post-Petition Facility.

Required contributions to the Nonpilot Plan would have a material adverse impact on our liquidity and pose a significant risk to our ability to exit from Chapter 11 if current funding rules are not changed and if we are then unable to terminate the Nonpilot Plan.

Our funding obligations for certain of our defined benefit pension plans, including the Nonpilot Plan, are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). Based on our preliminary five-year forecast and additional information regarding the assets and liabilities of the Nonpilot Plan, we believe that, under current pension funding rules, we would need to seek distress termination of that plan. However, currently pending legislation that passed in the U.S. Congress and is now awaiting the President’s signature would extend our funding obligations for the Nonpilot Plan over 17 years. If the pending legislation is enacted in the form in which it passed the U.S Congress, we hope to avoid a distress termination of the Nonpilot Plan, though there is no assurance that we can do so. (As further described above, the existence of the lump sum option in the Pilot Plan and the significant number of early pilot retirements we believe it would drive make it unlikely that we could satisfy our funding obligations to that plan even if the pending legislation is enacted.) If however, the legislation is not enacted on a timely basis, we will need to seek a distress termination of the Nonpilot Plan.

If the legislation is not enacted on a timely basis and we are then unable to terminate the Nonpilot Plan before we exit from Chapter 11, we likely would be required to fully fund contributions missed during Chapter 11 and make all required contributions thereafter. We estimate that under those circumstances, if we exit Chapter 11 during 2007, the funding requirement under the Nonpilot Plan will aggregate in excess of $1 billion for the twelve-month period following our emergence from Chapter 11. These funding requirements would have a material adverse impact on our ability to exit from Chapter 11.

For additional information about our pension plans, see Note 7 of the Notes to our Condensed Consolidated Financial Statements.

Item 6. Exhibits

(a)     Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with respect to Delta’s
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s
Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to
Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

By: /s/ Edward H. Bastian
Edward H. Bastian
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
August 9, 2006