Form 10-Q
period 2006-09-30
DELTA AIR LINES INC /DE/
filed 2006-11-09
CIK 27904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of October 31, 2006:
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

ASSETS	September 30,	December 31,
(in millions)	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,283	$2,008
Short-term investments	525	-
Restricted cash	1,021	870
Accounts receivable, net of an allowance for uncollectible accounts
of $38 at September 30, 2006 and $41 at December 31, 2005	999	819
Expendable parts and supplies inventories, net of an allowance for
obsolescence of $176 at September 30, 2006 and $201 at December 31, 2005	178	172
Prepaid expenses and other	875	611
Total current assets	5,881	4,480

PROPERTY AND EQUIPMENT:
Flight equipment	17,819	18,591
Accumulated depreciation	(6,608)	(6,621)
Flight equipment, net	11,211	11,970

Ground property and equipment	4,666	4,791
Accumulated depreciation	(2,898)	(2,847)
Ground property and equipment, net	1,768	1,944

Flight and ground equipment under capital leases	466	535
Accumulated amortization	(130)	(213)
Flight and ground equipment under capital leases, net	336	322

Advance payments for equipment	56	44

Total property and equipment, net	13,371	14,280

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization
of $193 at September 30, 2006 and $189 at December 31, 2005	70	74
Other noncurrent assets	1,132	978
Total other assets	1,429	1,279

Total assets	$20,681	$20,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

LIABILITIES AND SHAREOWNERS' DEFICIT	September 30,	December 31,
(in millions, except share data)	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,359	$1,186
Accounts payable, deferred credits and other accrued liabilities	1,756	1,407
Air traffic liability	2,053	1,712
Taxes payable	537	525
Accrued salaries and related benefits	408	435
Total current liabilities	6,113	5,265

NONCURRENT LIABILITIES:
Long-term debt and capital leases	6,422	6,557
Deferred revenue and credits	326	186
Other	748	299
Total noncurrent liabilities	7,496	7,042

LIABILITIES SUBJECT TO COMPROMISE (Note 1)	20,943	17,380

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5)

EMPLOYEE STOCK OWNERSHIP PLAN PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock:
$1.00 par value, $72.00 stated and liquidation value, no shares issued and outstanding at September 30, 2006; and 4,667,568 shares issued
and outstanding at December 31, 2005	-	336
Unearned compensation under employee stock ownership plan	-	(89)
Total Employee Stock Ownership Plan Preferred Stock	-	247

SHAREOWNERS' DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648 shares issued
at September 30, 2006 and December 31, 2005	2	2
Additional paid-in capital	1,561	1,635
Accumulated deficit	(12,433)	(8,209)
Accumulated other comprehensive loss	(2,777)	(2,722)
Treasury stock at cost, 4,745,710 shares at September 30, 2006 and
12,738,630 shares at December 31, 2005	(224)	(601)
Total shareowners' deficit	(13,871)	(9,895)

Total liabilities and shareowners' deficit	$20,681	$20,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2006	2005	2006	2005

OPERATING REVENUE:
Passenger:
Mainline	$3,227	$3,041	$8,992	$8,735
Regional affiliates	1,016	850	2,909	2,370
Cargo	121	128	372	387
Other, net	295	289	760	771
Total operating revenue	4,659	4,308	13,033	12,263

OPERATING EXPENSES:
Aircraft fuel	1,242	1,203	3,282	3,141
Salaries and related costs	1,008	1,235	3,188	3,944
Contract carrier arrangements	724	313	1,993	728
Depreciation and amortization	293	317	912	956
Contracted services	273	275	791	817
Landing fees and other rents	197	216	680	658
Passenger commissions and other selling expenses	233	244	679	745
Aircraft maintenance materials and outside repairs	183	215	566	598
Passenger service	95	90	247	269
Aircraft rent	70	141	238	435
Restructuring, asset writedowns, pension settlements and related items, net	(2)	85	17	712
Other	175	214	388	586
Total operating expenses	4,491	4,548	12,981	13,589

OPERATING INCOME (LOSS)	168	(240)	52	(1,326)

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $299 and $914
for the three and nine months ended September 30, 2006, respectively, and $298 and $859 for the three and nine months ended September 30, 2005, respectively)	(222)	(277)	(663)	(833)
Interest income	16	17	46	45
Miscellaneous, net	(31)	-	(12)	(1)
Total other expense, net	(237)	(260)	(629)	(789)

LOSS BEFORE REORGANIZATION ITEMS, NET	(69)	(500)	(577)	(2,115)

REORGANIZATION ITEMS, NET (Note 1)	98	(607)	(3,685)	(607)

INCOME (LOSS) BEFORE INCOME TAXES	29	(1,107)	(4,262)	(2,722)

INCOME TAX BENEFIT (PROVISION)	23	(23)	40	139

NET INCOME (LOSS)	52	(1,130)	(4,222)	(2,583)

PREFERRED STOCK DIVIDENDS	-	(4)	(2)	(15)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREOWNERS	$52	$(1,134)	$(4,224)	$(2,598)

BASIC EARNINGS (LOSS) PER SHARE	$0.26	$(6.73)	$(21.53)	$(17.07)

DILUTED EARNINGS (LOSS) PER SHARE	$0.22	$(6.73)	$(21.53)	$(17.07)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,044	$163

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions:
Flight equipment, including advance payments	(171)	(535)
Ground property and equipment	(88)	(196)
Proceeds from sale of flight equipment	34	425
Proceeds from sale of wholly owned subsidiary, net of
cash remaining with subsidiary	-	297
Increase in restricted cash	(145)	(891)
Other, net	4	81
Net cash used in investing activities	(366)	(819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(398)	(1,443)
Proceeds from borrowings under long-term obligations	-	2,045
Other, net	(5)	(48)
Net cash (used in) provided by financing activities	(403)	554

Net Increase (Decrease) in Cash and Cash Equivalents	275	(102)
Cash and cash equivalents at beginning of period	2,008	1,463
Cash and cash equivalents at end of period	$2,283	$1,361

SUPPLEMENTAL DISCLOSURE OF CASH PAID (RECEIVED) FOR:
Interest paid (net of amounts capitalized)	$548	$596
Professional fee disbursements due to bankruptcy	73	-
Interest received due to bankruptcy	(79)	(1)
Cash received from aircraft renegotiation	(10)	-
Income taxes, net	(1)	3

NON-CASH TRANSACTIONS:
Aircraft delivered under seller-financing	$-	$251
Flight equipment under capital leases	140	-
Current maturities of long-term debt exchanged for shares of common stock	-	45
Debt extinguishment from aircraft renegotiation	171	-
Dividends on Series B ESOP Convertible Preferred Stock	2	10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

1. CHAPTER 11 PROCEEDINGS

General Information

Delta Air Lines, Inc., a Delaware corporation, is a major air carrier that provides air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. Our Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries, including Comair, Inc. (“Comair”), which are collectively referred to as Delta.

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

Our business plan is intended to make Delta a simpler, more efficient and customer focused airline with an improved financial condition. As part of our Chapter 11 reorganization, we are seeking $3 billion in annual financial benefits (revenue enhancements and cost reductions) by the end of 2007 from revenue and network improvements, savings to be achieved through the Chapter 11 restructuring process, and reduced Mainline employee cost. This amount is in addition to the implementation of initiatives to achieve $5 billion in annual financial benefits by the end of 2006, as compared to 2002, under the transformation plan we announced in 2004.

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

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on April 16, 2007 (subject to further extension by the Bankruptcy Court). In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

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

Section 1110 effectively shortens the automatic stay period to 60 days with respect to Section 1110 eligible aircraft, engines and related equipment, subject to the following two conditions. First, with court approval, the debtor may extend the 60-day period by agreement of the relevant financing party. Alternatively, the debtor may elect, with court approval, to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code (which does not preclude later rejecting any related lease). In the absence of either such arrangement, the financing party may take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

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

On June 2, 2006, the Pension Benefit Guaranty Corporation (the “PBGC”) appealed to the U.S. District Court for the Southern District of New York the Bankruptcy Court’s order authorizing us to enter into the comprehensive agreement with ALPA. We cannot predict the outcome of this appeal.

Comair has been in negotiations with the International Brotherhood of Teamsters (“IBT”), which represents Comair’s flight attendants, to reduce Comair’s flight attendant labor costs. Because Comair was not able to reach a consensual agreement with the IBT, on February 22, 2006, Comair filed a motion with the Bankruptcy Court to reject Comair’s collective bargaining agreement with the IBT. The Bankruptcy Court denied Comair’s motion on April 26, 2006. Comair subsequently reduced the level of flight attendant labor cost reductions it was seeking, but was still not able to reach an agreement with the IBT. On June 26, 2006, Comair filed a renewed Section 1113 motion to reject its collective bargaining agreement with the IBT; on July 21, 2006, the Bankruptcy Court granted the renewed motion. On August 3, 2006, the IBT appealed the Bankruptcy Court’s ruling to the U.S. District Court for the Southern District of New York.  After additional negotiations did not result in a consensual agreement between Comair and the IBT, on October 9, 2006, Comair notified the IBT that Comair would implement, on November 15, 2006, the changes to the flight attendant collective bargaining agreement that were authorized by the Bankruptcy Court’s granting of the renewed motion. Comair also filed with the Bankruptcy Court on October 10, 2006 a motion to enjoin a strike or other job action by the IBT. Comair subsequently reached a tentative agreement with the IBT, which is subject to ratification by Comair’s flight attendants by November 14, 2006 and approval by the Bankruptcy Court.

Earlier this year, Comair had reached agreements with the International Association of Machinists and Aerospace Workers (“IAM”), which represents Comair’s maintenance employees, and with ALPA, which represents Comair’s pilots, to reduce the labor cost of both of these employee groups. These agreements were, however, conditioned on Comair’s obtaining certain labor cost reductions under its collective bargaining agreement with the IBT. Because Comair reduced the amount of flight attendant cost reductions it sought and received from the IBT to a level below that required by the conditions in the agreements with the IAM and ALPA, Comair has been renegotiating the cost reduction agreements with the IAM and ALPA.

On October 18, 2006, Comair reached an agreement with the IAM that is not conditioned on Comair’s reaching agreements with either the IBT or ALPA. Because Comair was not able to reach a consensual agreement with ALPA, on November 2, 2006, Comair filed a motion with the Bankruptcy Court under Section 1113 of the Bankruptcy Code to reject Comair’s collective bargaining agreement with ALPA. This motion is scheduled for hearing in the Bankruptcy Court on November 27, 2006. We cannot predict the outcome of this matter.

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

The Bankruptcy Court directed the appointment of two separate retiree committees under Section 1114, one to serve as the authorized representative of nonpilot retirees, and the other to serve as the authorized representative of pilot retirees. On October 19, 2006, the Bankruptcy Court approved agreements that we reached with these committees regarding healthcare benefits for current retirees. These consensual agreements become effective January 1, 2007 and are expected to provide us with approximately $50 million in annual cash savings by increasing the current retirees’ share of healthcare costs.

Magnitude of Potential Claims The Debtors have filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

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

As of October 31, 2006, approximately 7,800 claims totaling about $84 billion have been filed with the Bankruptcy Court against the Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process we have identified, and we expect to continue to identify many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We have filed objections with the Bankruptcy Court for approximately 880 claims totaling about $905 million, and we expect to file more objections in the future. The Bankruptcy Court has not yet ruled on any objections.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. The Bankruptcy Court has extended these periods until February 15, 2007 and April 16, 2007, respectively, and these periods may be extended further by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization will have been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

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

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005:

(in millions)	September 30, 2006	December 31, 2005
Pension, postretirement and other benefits	$11,177	$8,652
Debt and accrued interest	5,516	5,843
Aircraft lease related obligations	2,977	1,740
Accounts payable and other accrued liabilities	1,273	1,145
Total liabilities subject to compromise	$20,943	$17,380

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

Reorganization Items, net

The following table summarizes the components included in reorganization items, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2006:

(in millions)	Three Months Ended September 30, 2006	Nine months Ended September 30, 2006
Pilot collective bargaining agreement(1)	$—	$2,100
Aircraft financing renegotiations and rejections(2)	(100)	1,490
Professional fees	34	87
Compensation expense(3)	—	55
Facility leases	1	25
Debt issuance costs	—	13
Interest income	(32)	(79)
Vendor waived pre-petition debt	(15)	(20)
Other items	14	14
Total reorganization items, net	$(98)	$3,685

(1)
Allowed general, unsecured pre-petition claim in connection with our comprehensive agreement with ALPA. See “Collective Bargaining Agreements” in this note for additional information regarding the comprehensive agreement.

(2)
The credit during the September 2006 quarter is due to adjustments to prior claims estimates partially offset by estimated claims related to the restructuring of the financing arrangements of 26 aircraft. Estimated claims for the nine months ended September 30, 2006 relate to the restructuring of the financing arrangements of 169 aircraft and the rejection of 16 aircraft leases. Many of these transactions are subject to Bankruptcy Court approval.

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

The accompanying Condensed Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; and (4) as to operations, the effect of any changes that may be made to our business.

We have eliminated all material intercompany transactions in our Condensed Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. During the nine months ended September 30, 2006 and 2005, we did not control any company in which we had an ownership interest of 50% or less.

In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing our Condensed Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net in the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 1).

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

Due to the impact of our Chapter 11 proceedings, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of operating results for the entire year.

Accounting Adjustments

During the March 2006 quarter, we recorded certain adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements that are reflected in our results for the nine months ended September 30, 2006. These adjustments resulted in an aggregate net noncash charge of $310 million to our Consolidated Statement of Operations as follows:

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

Reclassifications

We sell mileage credits in our SkyMiles frequent flyer program to participating partners, such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred. We amortize the deferred revenue on a straight-line basis over the period when transportation is expected to be provided. For the three and nine months ended September 30, 2006, the majority of the revenue from the sale of mileage credits, including the amortization of deferred revenue, is recorded in passenger revenue in our Consolidated Statements of Operations; the remaining portion is recorded as other revenue. Prior to December 31, 2005, the remaining portion was classified as an offset to selling expenses. We have reclassified the amounts for the three and nine months ended September 30, 2005 to be consistent with the current period presentation. These reclassifications resulted in an increase of $92 million and $215 million for the three and nine months ended September 30, 2005, respectively, to other, net revenues as well as to passenger commissions and other selling expenses; it did not change our operating and net loss for those periods. We believe these reclassifications enhance the comparability of other, net revenues, as well as passenger commissions and other selling expenses, in our Consolidated Statements of Operations.

We have reclassified certain other prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.

Cash and Cash Equivalents

We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Cash and cash equivalents as of September 30, 2006 and December 31, 2005 include $128 million and $155 million, respectively, to be used for payment of certain operational taxes and fees to various governmental authorities.

Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue, which have not been presented for payment, are recorded in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheets. These amounts totaled $66 million at September 30, 2006 and December 31, 2005.

Short-Term Investments

At September 30, 2006, our short-term investments were comprised of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we account for these investments as trading securities, which are carried at fair value on our Consolidated Balance Sheets. For additional information about our accounting for trading securities, see “Investments in Debt and Equity Securities” in Note 2 of the Notes to our Consolidated Financial Statements in our Form 10-K.

Restricted Cash

We have restricted cash, which primarily relates to cash held as collateral by credit card processors and interline clearinghouses as well as for certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $1 billion and $870 million at September 30, 2006 and December 31, 2005, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $51 million and $58 million at September 30, 2006 and December 31, 2005, respectively.

Interest Expense

In accordance with SOP 90-7, we record interest expense only to the extent (1) interest will be paid during our Chapter 11 proceeding or (2) it is probable interest will be an allowed priority, secured or unsecured claim. Interest expense recorded on our Consolidated Statements of Operations totaled $222 million and $663 million for the three and nine months ended September 30, 2006, respectively. Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) totaled $299 million and $914 million for the three and nine months ended September 30, 2006, respectively. Contractual interest expense totaled $298 million and $859 million for the three and nine months ended September 30, 2005, respectively.

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

We did not grant any stock options during the three and nine months ended September 30, 2006. The estimated fair values of stock options granted during the three and nine months ended September 30, 2005 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted
	Three Months Ended September 30,		Nine months Ended September 30,
Assumption	2006	2005	2006	2005
Risk-free interest rate	—	4.1%	—	3.8%
Average expected life of stock options (in years)	—	3.0	—	3.0
Expected volatility of common stock	—	72.2%	—	73.6%
Weighted average fair value of a stock option granted	$—	$2	$—	$2

The following table reflects (1) for the three and nine months ended September 30, 2005, the pro forma impact related to net income (loss) and basic and diluted earnings (loss) per share had we accounted for our stock-based compensation plans under the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended; and (2) for the three and nine months ended September 30, 2006, the amounts presented upon the adoption of SFAS 123R.

	Three Months Ended September 30,		Nine months Ended September 30,
(in millions, except per share data)	2006	2005	2006	2005
Net income (loss):
As reported	$52	$(1,130)	$(4,222)	$(2,583)
Stock option compensation expense determined under the fair value method	—	(25)	—	(82)
As adjusted for the fair value method under SFAS 123R	$52	$(1,155)	$(4,222)	$(2,665)

Earnings (loss) per share:
Basic as reported	$0.26	$(6.73)	$(21.53)	$(17.07)
Diluted as reported	0.22	(6.73)	(21.53)	(17.07)
Basic as adjusted for the fair value method under SFAS 123R	0.26	(6.88)	(21.53)	(17.61)
Diluted as adjusted for the fair value method under SFAS 123R	0.22	(6.88)	(21.53)	(17.61)

On March 20, 2006, we filed with the Bankruptcy Court a motion to reject our then outstanding stock options to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in substantially all of our stock options being rejected effective March 31, 2006. In the March 2006 quarter, we recorded in our Consolidated Statement of Operations (1) $8 million of compensation expense in conjunction with the adoption of SFAS 123R, which is recorded in salaries and related costs, and (2) $55 million of compensation expense associated with the rejection of stock options, which is classified in reorganization items, net and represents the unamortized fair value of previously granted stock options when we rejected these stock options. During the September 2006 quarter, we did not record any compensation expense related to equity awards, including stock options.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the adoption of FIN 48 on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement, among other things, requires that we recognize the funded status of our defined benefit plans in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income (loss) in the year in which such changes occur. We have not yet determined the impact of the adoption of SFAS 158 on our results of operations or financial position.

3. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

Under our Chapter 11 proceedings, we are authorized to hedge up to 50% of our estimated 2006 aggregate fuel consumption, with no single month exceeding 80% of our estimated fuel consumption. We are also authorized to hedge up to 50% of our estimated fuel consumption for each of the first three months of 2007. We currently cannot enter into any fuel hedge contract that extends beyond March 31, 2007 without approval from the Bankruptcy Court or the Creditors Committee.

We periodically use derivative positions based in heating oil and jet fuel swap and collar contracts to manage our exposure to changes in aircraft fuel prices. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we record the fair value of our fuel hedge contracts on our Consolidated Balance Sheets and recognize certain changes in these fair market values on our Consolidated Statement of Operations.

Changes in the fair value of fuel hedge contracts that qualify for hedge accounting are recorded in shareowners’ deficit as a component of accumulated other comprehensive loss. These gains or losses are generally recognized in aircraft fuel expense when the related aircraft fuel purchases being hedged are consumed. To the extent that the change in the fair value of a fuel hedge contract does not offset the change in the value of the aircraft fuel being hedged, the ineffective portion of the hedge is immediately recognized in other income (expense) on our Consolidated Statements of Operations.

We had no fuel hedge contracts in 2005. Charges recorded on our Consolidated Statements of Operations for the three and nine months ended September 30, 2006 for our fuel hedge contracts are as follows:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Aircraft fuel	Miscellaneous, net	Aircraft fuel	Miscellaneous, net
(in millions)	expense	expense	expense	expense
Open fuel hedge contracts	$-	$11	$-	$3
Settled fuel hedge contracts	26	20	22	20
Total	$26	$31	$22	$23

Our open fuel hedge contracts as of September 30, 2006 had an estimated fair market value loss of $58 million, which we recorded in accounts payable, deferred credits, and other accrued liabilities on our Consolidated Balance Sheet.

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

On August 31, 2006, we entered into an amendment to the Amended and Restated DIP Credit Facility that authorized us to consummate a fuel inventory supply agreement (as described in Note 5).

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

On August 31, 2006, we entered into an amendment to the Amex Post-Petition Facility that authorized us to consummate a fuel inventory supply agreement (as described in Note 5).

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

The credit facilities and the Reimbursement Agreement are secured by specific aircraft, Mainline aircraft engines and substantially all of the Mainline aircraft spare parts owned by us (the “Collateral Pool”). As a result of the Amendments, the Collateral Pool secures (1) each of the credit facilities with GECC (other than the Amended and Restated Credit Facility), (2) 12 leases for CRJ-200 aircraft we previously entered into with GECC, (3) leases of up to an additional 15 CRJ-200 aircraft pursuant to the put rights described below and (4) the Reimbursement Agreement. In addition, the expiration date of the letters of credit issued in connection with the Reimbursement Agreement was extended from 2008 to 2011, and the minimum collateral value test in the Reimbursement Agreement was eliminated.

As a condition to the Amendments, we granted GECC the right, exercisable until March 30, 2007, to lease to us up to an additional 15 CRJ-200 aircraft (“put rights”). GECC may exercise the put rights only after providing us with prior written notice, and no more than three such aircraft may be scheduled for delivery in the same month. The leases will have terms ranging between 108 months and 172 months, as determined by GECC, and lease rates will be based on the date of manufacture of the aircraft. We believe that the lease payments for these 15 aircraft will aggregate $215 million over the maximum 172 month term and that the lease payments approximate current market rates. To date, GECC has leased seven of these aircraft to us and has exercised put rights with respect to an additional two aircraft. We have certain rights to sublease all of these aircraft.

Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement

In January 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit for the benefit of our Visa/MasterCard credit card processor (“Processor”), which we substituted for a portion of the cash reserve that the Processor maintains. In July 2006, with the approval of the Bankruptcy Court, we amended the letter of credit facility to, among other matters, extend the expiration date of the letter of credit to September 14, 2008 and to reduce the fees payable by us. For further information about the letter of credit and the reserve maintained by the Processor, see Note 8 of the Notes to our Consolidated Financial Statements in our Form 10-K.

Refinancing of Senior Secured Notes

In October 2006, we refinanced our 9.5% Senior Secured Notes due 2008 (“Senior Notes”). In connection with the refinancing, we repaid $39 million principal amount of Senior Notes. We refinanced the remaining $196 million principal amount of Senior Notes by issuing $196 million principal amount of new notes (“New Notes”). The New Notes are due in installments through September 2012 and bear interest at a floating rate based on LIBOR plus a margin. The New Notes are secured by the same 32 aircraft as the Senior Notes.

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

We were in compliance with these covenant requirements at September 30, 2006.

5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of September 30, 2006 are estimated to be approximately $2.9 billion. The following table shows the timing of these commitments:

Year Ending December 31, (in millions)	Amount
Three months ending December 31, 2006(1)	$26
2007	504
2008	811
2009	529
2010	1,041
Total	$2,911

(1)	Represents advance deposits on certain aircraft on firm order for delivery after December 31, 2006.

Our aircraft order commitments as of September 30, 2006 consist of firm orders to purchase five B777-200 aircraft and 50 B737-800 aircraft. This includes 10 B737-800 aircraft for which we have entered into a definitive agreement to sell to a third party immediately following delivery of these aircraft to us by the manufacturer in 2007. These sales will reduce our future commitments by approximately $370 million during the period October 1, 2006 through December 31, 2007.

Contract Carrier Agreements

Delta Connection Carriers

We have contract carrier agreements with seven regional air carriers, including our wholly owned subsidiary, Comair, and six unaffiliated carriers. Except for the agreement with American Eagle Airlines, Inc. (“Eagle”) discussed below, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

During the nine months ended September 30, 2006, the following five carriers operated as contract carriers (in addition to Comair) pursuant to agreements under which we pay amounts based on a determination of the costs of operating these flights and other factors:

Carrier (1)	Maximum Number of Aircraft to be Operated Under Agreement (1)(2)	Expiration Date of Agreement
ASA(2)(3)	179	2020
SkyWest Airlines(2)	56	2020
Chautauqua	39	2016
Freedom(4)	42	2017
Shuttle America	16	2019

(1)
The table does not include information with respect to Eagle because our agreement with Eagle is structured as a revenue proration arrangement, which establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

(2)
In our Chapter 11 proceedings, we assumed our obligations under the contract carrier agreements with ASA and SkyWest Airlines. Accordingly, these agreements are not subject to rejection pursuant to section 365 of the Bankruptcy Code.

(3)
The number of ASA aircraft in the chart reflects 167 regional jet aircraft and 12 turbo-prop aircraft. The turbo-prop aircraft are scheduled to be removed from Delta Connection service by the end of 2007.

(4)	The number of Freedom aircraft in the chart reflects 30 regional jet aircraft and 12 turbo-prop aircraft. The agreement with respect to the turbo-prop aircraft expires in 2009.

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under contract carrier agreements with unaffiliated regional air carriers:

•	SkyWest Airlines, Inc. (“SkyWest”) and Chautauqua Airlines, Inc. (“Chautauqua”) for all periods presented,

•	Shuttle America Corporation (“Shuttle America”) for the three and nine months ended September 30, 2006 and from September 1 through September 30, 2005,

•	Atlantic Southeast Airlines, Inc. (“ASA”) for the three and nine months ended September 30, 2006 and from September 8 through September 30, 2005, and

•	Freedom Airlines, Inc. (“Freedom”) for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine months Ended September 30,
(in millions)	2006	2005	2006	2005
ASMs	4,033	1,923	11,310	4,659
RPMs	3,107	1,376	8,820	3,359
Number of aircraft operated, end of period	324	251	324	251

The table above was not subject to review procedures of our Independent Registered Public Accounting Firm.

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

We estimate that the total fair values, determined as of September 30, 2006, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines are $502 million and $379 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.

Legal Contingencies

We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on our Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Numerous lawsuits arising out of this accident have been filed against our subsidiary, Comair, including four lawsuits which also name Delta as a defendant, and additional lawsuits are anticipated. These lawsuits, which are in preliminary stages, generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. All but two of the lawsuits filed to date have been filed either in the U.S. District Court for the Eastern District of Kentucky, or in state court in Fayette County, Kentucky. The cases filed in state court in Kentucky have been or are expected to be removed to federal court. One lawsuit has been filed in the U.S. District Court for the Northern District of New York, and another lawsuit has been filed in State Court in Broward County, Florida. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316”.

In addition, Comair has filed an action for declaratory judgment in the United States District Court for the Eastern District of Kentucky against the United States (based on the actions of the Federal Aviation Administration (“FAA”)), the Lexington Airport Board and certain other Lexington airport defendants. In this action, Comair seeks a declaration that the FAA and the airport parties share responsibility for the accident and will be responsible to share in the cost of any financial settlements that Comair enters into with the passenger families.

During the September 2006 quarter, we recorded a long term liability with a corresponding long term receivable in other noncurrent liabilities and assets on our Condensed Consolidated Balance Sheet. These estimates may be revised as additional information becomes available.  We carry aviation risk liability insurance and believe this insurance is sufficient to cover any liability likely to arise from this accident.

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

Employees Under Collective Bargaining Agreements

At September 30, 2006, we had a total of 51,000 full-time equivalent employees. Approximately 18% of these employees, including all of our pilots, are represented by labor unions.

See Note 1 for additional information related to our collective bargaining agreements.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events.  At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general.  Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull.  The coverage currently extends to December 31, 2006.   The U.S. House of Representatives has passed and the U.S. Senate is considering an additional extension of coverage through August 31, 2007, but it is uncertain whether this extension will be enacted into law. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available.  Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Fuel Inventory Supply Agreement

On August 31, 2006, we entered into an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron became the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area. At the outset of the relationship on September 6, 2006, we sold to Aron, at current market prices, (1) all jet fuel inventory that we were then holding in storage at facilities that support our operations at the airports in Atlanta and Cincinnati and (2) all inventory that was in transit to these airports as well as to the New York City area airports. We received approximately $102 million from this sale. In addition, for the duration of the agreement, we (1) assigned to Aron certain existing supply agreements with our third party suppliers for jet fuel for these locations, (2) transferred to Aron the right to use our storage facilities in Atlanta and Cincinnati and (3) transferred to Aron allocations in pipeline systems through which jet fuel is delivered to storage facilities for Atlanta, Cincinnati and the three New York City area airports. The initial sale of our jet fuel inventory did not have a material impact on our Consolidated Statement of Operations for the September 2006 quarter. The agreement with Aron has six-month terms that automatically renew unless terminated by either party thirty days prior to the end of any six-month period, and the agreement will terminate on its third anniversary. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all inventory that is in transit to these airports as well as to the New York City area airports.

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

6. FLEET INFORMATION

Our active aircraft fleet, orders, options and rolling options at September 30, 2006, are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders	Options	Rolling Options
B-737-800	71	—	—	71	5.9	50	60	168
B-757-200	68	33	20	121	15.0	—	—	—
B-767-300	4	1	19	24	16.2	—	—	—
B-767-300ER	50	—	9	59	10.6	—	10	2
B-767-400ER	21	—	—	21	5.6	—	18	—
B-777-200ER	8	—	—	8	6.7	3	20	5
B-777-200LR	—	—	—	—	—	2	—	—
MD-88	63	32	25	120	16.3	—	—	—
MD-90	16	—	—	16	10.8	—	—	—
CRJ-100/200	57	—	83	140	7.7	—	37	—
CRJ-700	27	—	—	27	3.1	—	38	—
Total	385	66	156	607	11.1	55	183	175

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

7. EMPLOYEE BENEFIT PLANS

Net Periodic Benefit Costs

Net periodic benefit cost for the three months ended September 30, 2006 and 2005 included the following components:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$-	$32	$4	$4
Interest cost	178	178	24	29
Expected return on plan assets	(130)	(148)	-	-
Amortization of prior service benefit	-	-	(11)	(10)
Recognized net actuarial loss	57	42	2	3
Amortization of net transition obligation	-	2	-	-
Settlement charge	-	86	-	-
Net periodic benefit cost	$105	$192	$19	$26

Net periodic benefit cost for the nine months ended September 30, 2006 and 2005 included the following components:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$35	$124	$14	$13
Interest cost	534	539	73	85
Expected return on plan assets	(390)	(454)	—	—
Amortization of prior service cost (benefit)	1	3	(32)	(30)
Recognized net actuarial loss	171	127	6	9
Amortization of net transition obligation	—	6	—	—
Curtailment charge	—	447	—	—
Settlement charge	—	258	—	—
Net periodic benefit cost	$351	$1,050	$61	$77

During the three and nine months ended September 30, 2005, we recorded settlement charges totaling $86 million and $258 million, respectively, in our Consolidated Statement of Operations. These charges result from lump sum distributions made under the Pilot Plan to pilots who retired. We recorded these charges in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). SFAS 88 requires settlement accounting if the cost of all settlements, including lump sum retirement benefits paid in a year, exceeds, or is expected to exceed, the total of the service and interest cost components of net periodic pension cost for the same period.

During the March 2005 quarter, we recorded a curtailment charge of $447 million in our Consolidated Statement of Operations related to our defined benefit pension plans for ground and flight attendant employees (the “Nonpilot Plan”) and the Pilot Plan. This charge reflected the impact of the planned reduction of 6,000 - 7,000 nonpilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. We recorded this charge in accordance with SFAS No. 88, which requires curtailment accounting when an event occurs that significantly reduces the expected years of future service of current employees or that eliminates future benefit accruals for a significant number of employees.

In the nine months ended September 30, 2006, we contributed $4 million to our defined benefit pension plans for benefits accrued after the Petition Date and $80 million to our defined contribution pension plans.

Pension Benefits

On June 19, 2006, a Notice Of Intent to Terminate the Pilot Plan was filed. On August 4, 2006, we filed a motion with the Bankruptcy Court to seek a determination that we satisfy the financial requirements for a distress termination of the Pilot Plan. On September 5, 2006, the Bankruptcy Court made a determination that the financial requirements for a distress termination of the Pilot Plan have been met. A group of retired pilots has appealed this ruling to the U.S. District Court for the Southern District of New York. We are continuing our discussions with the PBGC regarding termination of the Pilot Plan.

In August 2006, the U.S. Congress passed legislation that was signed by the President, which allows us to reduce our short-term funding obligations for the Nonpilot Plan. As a result of this legislation, we currently have no intent to terminate the Nonpilot Plan.

For additional information about our benefit plans, see Note 12 of the Notes to our Consolidated Financial Statements in our Form 10-K.

8. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at September 30, 2006 and December 31, 2005:

(in millions)	September 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$3,075	$3,246
Additional minimum pension liability	1,565	1,565
AMT credit carryforwards	346	346
Other temporary differences (primarily employee related benefits)	4,489	2,863
Valuation Allowance	(5,670)	(3,954)
Total deferred tax assets	$3,805	$4,066
Deferred tax liabilities:
Temporary differences (primarily depreciation and amortization)	$3,817	$4,099
Total deferred tax liabilities	$3,817	$4,099

The following table shows the current and noncurrent deferred tax asset (liability) recorded on our Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005:

(in millions)	September 30, 2006	December 31, 2005
Current deferred tax assets, net (1)	$370	$99
Noncurrent deferred tax liabilities, net (2)	(382)	(132)
Net deferred tax liabilities	$(12)	$(33)

(1)	Current deferred tax assets, net are recorded in prepaid expenses and other on our Consolidated Balance Sheets.

(2)	Noncurrent deferred tax liabilities, net are recorded in other noncurrent liabilities on our Consolidated Balance Sheets.

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

At September 30, 2006, we had $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had federal and state pretax NOL carryforwards of approximately $8 billion at September 30, 2006, substantially all of which will not begin to expire until 2022. Our ability to utilize AMT and NOL carryforwards will be subject to significant limitation if as a result of our Chapter 11 filings, we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. This could result in the need for an additional valuation allowance.

During the three and nine months ended September 30, 2006, we recorded income tax benefits totaling $23 million and $40 million, respectively. These amounts reflect adjustments to our income tax reserve and estimated required valuation allowance at December 31, 2006.

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

The Bankruptcy Court granted our motion to reject substantially all of our then outstanding stock options effective March 31, 2006. As a result, we recognized a $55 million charge, which represented the unamortized fair value of our outstanding stock options when they were rejected, with a corresponding increase in additional paid-in capital. This charge is classified in reorganization items, net in our Consolidated Statement of Operations. See Note 2 for additional information related to stock-based compensation.

10. COMPREHENSIVE LOSS

Comprehensive loss primarily includes (1) our reported net income (loss), (2) changes in our additional minimum pension liability, (3) changes in our deferred tax asset valuation allowance related to additional minimum pension liability and (4) changes in the effective portion of our open fuel hedge contracts, which qualify for hedge accounting. The following table shows our comprehensive loss for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
(in millions)	2006	2005	2006	2005
Net income (loss), as reported	$52	$(1,130)	$(4,222)	$(2,583)
Other comprehensive loss	(57)	(381)	(55)	(171)
Comprehensive loss	$(5)	$(1,511)	$(4,277)	$(2,754)

11. RESTRUCTURING

Restructuring and Other Reserves

The following table shows our restructuring and other reserve balances as of September 30, 2006, and the activity for the nine months then ended related to (1) facility closures and other costs and (2) severance and related costs under our 2005 and 2004 workforce reduction programs. Substantially all of our restructuring and other reserves have been classified as liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

	Restructuring and Other Charges
		Severance and Related Costs
	Facilities and Other	Workforce Reduction Programs
(in millions)		2005	2004
Balance at December 31, 2005	$36	$46	$2
Additional costs and expenses	3	29	—
Payments	(7)	(42)	(2)
Adjustments	(26)	(14)	—
Balance at September 30, 2006	$6	$19	$—

The facilities and other reserve balance includes costs related primarily to (1) future lease payments on closed facilities, (2) contract termination fees and (3) future lease payments associated with the early retirement of leased aircraft. During the nine months ended September 30, 2006, we reduced the facilities and other reserve balance by $26 million primarily due to the rejection of certain facility leases and updated estimates concerning future lease payments. As a result, the restructuring accrual related to these rejected facilities was reclassified within liabilities subject to compromise to separate estimated pre-petition claims associated with our Chapter 11 proceedings.

During the nine months ended September 30, 2006, we recorded an additional accrual of $29 million for costs associated with our 2005 voluntary and involuntary workforce reduction program. We also reduced the severance and related reserve associated with this program by $14 million due primarily to higher employee attrition than previously assumed.

12. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common shareowners by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table shows our computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine months Ended September 30,
(in millions, except per share data)	2006	2005	2006	2005
Basic:
Net income (loss)	$52	$(1,130)	$(4,222)	$(2,583)
Dividends on allocated Series B ESOP Convertible Preferred Stock	—	(4)	(2)	(15)
Net income (loss) attributable to common shareowners	$52	$(1,134)	$(4,224)	$(2,598)
Basic weighted average shares outstanding	197.3	168.4	196.2	152.2
Basic earnings (loss) per share	$0.26	$(6.73)	$(21.53)	$(17.07)

Diluted: Net income (loss) attributable to common shareowners	$52	$(1,134)	$(4,224)	$(2,598)
Basic weighted average shares outstanding	197.3	168.4	196.2	152.2
Additional shares assuming: Exercise of convertible debt	36.5	—	—	—
Weighted average shares outstanding, as adjusted	233.8	168.4	196.2	152.2
Diluted earnings (loss) per share	$0.22	$(6.73)	$(21.53)	$(17.07)

For the three and nine months ended September 30, 2005 and the nine months ended September 30, 2006, we excluded from our loss per share calculations all common stock equivalents because their effect on loss per share was anti-dilutive.  These common stock equivalents primarily include (1) stock options and our ESOP Preferred Stock through the dates of their cancellation and conversion, respectively, during the March 2006 quarter (see notes 2 and 9 for additional information) and (2) shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024. The common stock equivalents totaled 36.4 million shares for the three and nine months ended September 30, 2006, and 141 million shares and 145 million shares for the three and nine months ended September 30, 2005, respectively.

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

For the nine months ended September 30, 2006, we recorded a consolidated net loss of $4.2 billion. These results include $3.7 billion of charges to reorganization items, net, primarily from (1) a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with the Air Line Pilots Association, International (“ALPA”) to reduce our pilot labor costs and (2) $1.5 billion of estimated claims primarily associated with restructuring the financing arrangements for 169 of our aircraft. See Note 1 of the Notes to our Condensed Consolidated Financial Statements for additional information about these charges. Our results for the nine months ended September 30, 2006 also include a net aggregate noncash charge of $310 million associated with certain accounting adjustments recorded in the March 2006 quarter. See “Basis of Presentation-Accounting Adjustments” below for additional information regarding these accounting adjustments. Our cash and cash equivalents and short term investments were $2.8 billion at September 30, 2006, compared to $2.0 billion at December 31, 2005.

As part of our Chapter 11 reorganization, we are on schedule to achieve $3 billion in annual financial benefits (revenue enhancements and cost reductions) by the end of 2007 from revenue and network improvements, savings to be achieved through the Chapter 11 restructuring process and reduced Mainline employee costs. This amount is in addition to the implementation of initiatives to achieve $5 billion in annual financial benefits by the end of 2006, as compared to 2002, announced in the transformation plan in 2004.

Our results of operations continue to be negatively impacted by factors outside our control, including historically high fuel prices. Our average fuel price per gallon increased 27% to $2.05 for the nine months ended September 30, 2006 compared to the corresponding 2005 period. We were also negatively affected during the September 2006 quarter by heightened security measures adopted by the Transportation Security Administration and foreign authorities upon the discovery of a security threat in London, England against other airlines in August 2006.

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

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. The Bankruptcy Court has extended these periods until February 15, 2007 and April 16, 2007, respectively, and these periods may be extended further by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization will have been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

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

The accompanying Condensed Consolidated Financial Statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; and (4) as to operations, the effect of any changes that may be made in our business.

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

Accounting Adjustments

During the March 2006 quarter we recorded certain adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements that are reflected in our results for the nine months ending September 30, 2006. These adjustments resulted in an aggregate net noncash charge of $310 million to our Consolidated Statement of Operations, as follows:

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

Results of Operations - Three Months Ended September 30, 2006 and 2005

Net Income (Loss)

Our consolidated net income was $52 million for the September 2006 quarter, compared to a net loss of $1.1 billion for the September 2005 quarter. The net income for the September 2006 quarter includes a $98 million credit in Reorganization items, net primarily due to adjustments to prior claims estimates for aircraft financing renegotiations and rejections that we expect to settle upon our emergence from bankruptcy.

Operating Revenue

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in millions)	2006	2005
Operating Revenue:
Passenger:
Mainline	$3,227	$3,041	$186	6%
Regional affiliates	1,016	850	166	20%
Total passenger revenue	4,243	3,891	352	9%
Cargo	121	128	(7)	(5)%
Other, net	295	289	6	2%
Total operating revenue	$4,659	$4,308	$351	8%

Operating revenue totaled $4.7 billion in the September 2006 quarter, an 8% increase compared to the September 2005 quarter. Passenger revenue increased 9% while capacity decreased 3%. The increase in passenger revenue reflects a rise of 12% and 13% in passenger mile yield and passenger revenue per available seat mile (“Passenger RASM”), respectively, due to fare increases that reflect strong passenger demand and capacity reductions in the airline industry, as well as the structural changes we have made to strengthen our route network since our Chapter 11 filing. These positive influences were partially offset by the negative impact of increased security measures implemented upon the discovery of a security threat in London, England against other airlines in August 2006. Passenger revenue of regional affiliates increased due to contract carrier agreements with Shuttle America Corporation (“Shuttle America”) and Freedom Airlines, Inc. (“Freedom”), effective September 1, 2005 and October 1, 2005, respectively.

	Three Months Ended September 30, 2006	% Increase/(Decrease) Three Months Ended September 30, 2006 vs. 2005
(in millions)	Passenger Revenue	Passenger Revenue	RPMs	Yield	Passenger RASM	Load Factor
Passenger Revenue:
North American passenger revenue	$3,063	3%	(12)%	16%	18%	1.4
International passenger revenue	1,152	31%	27%	4%	3%	(0.4)
Charter revenue	28	(7)%	(5)%	(2)%	4%	(1.7)
Total passenger revenue	$4,243	9%	(2)%	12%	13%	1.0

North American Passenger Revenue. North American passenger revenue increased 3%, driven by a 16% increase in passenger mile yield and a 1.4 point increase in load factor on a 13% decline in capacity. Passenger RASM increased 18%. The decline in capacity, partially offset by the increase in load factor, resulted in a 12% decline in RPMs, or traffic. The increases in passenger revenue, the passenger mile yield and Passenger RASM reflect (1) fare increases implemented as part of the improved industry revenue environment and (2) the positive impact of our strategic initiatives, including the restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes.

International Passenger Revenue. International passenger revenue increased 31%, generated by a 27% increase in RPMs that resulted from a 27% increase in capacity. The passenger mile yield and Passenger RASM increased 4% and 3%, respectively. These results reflect increases in service to international destinations, primarily in the Atlanta and Latin America markets, from the restructuring of our route network.

Operating Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in millions)	2006	2005
Operating Expenses:
Aircraft fuel	$1,242	$1,203	$39	3%
Salaries and related costs	1,008	1,235	(227)	(18)%
Contract carrier arrangements	724	313	411	131%
Depreciation and amortization	293	317	(24)	(8)%
Contracted services	273	275	(2)	(1)%
Landing fees and other rents	197	216	(19)	(9)%
Passenger commissions and other selling expenses	233	244	(11)	(5)%
Aircraft maintenance materials and outside repairs	183	215	(32)	(15)%
Passenger service	95	90	5	6%
Aircraft rent	70	141	(71)	(50)%
Restructuring, asset writedowns, pension settlements and related items, net	(2)	85	(87)	(102)%
Other	175	214	(39)	(18)%
Total operating expenses	$4,491	$4,548	$(57)	(1)%

Operating expenses were $4.5 billion for the September 2006 and 2005 quarters. As discussed below, a decrease in (1) salaries and related costs, (2) charges related to restructuring, asset writedowns, pension settlements and related items, net, (3) aircraft rent and (4) other miscellaneous items was offset by (1) higher contract carrier arrangements expense primarily due to a change in how we classify ASA expense as a result of our sale of ASA on September 7, 2005 and (2) an increase in aircraft fuel prices.

Operating capacity decreased 3% to 39.6 billion available seat miles (“ASMs”) primarily due to the simplification and reduction of our aircraft fleet as part of our business plan initiatives. Operating cost per available seat mile (“CASM”) increased 2% to 11.33¢ primarily as a result of (1) the decrease in operating capacity for the three months ended September 30, 2006, (2) an increase in contract carrier arrangements expense, and (3) an increase in aircraft fuel prices.

Aircraft fuel. Aircraft fuel expense increased primarily due to higher fuel prices despite reduced consumption. Our average fuel price per gallon increased 20% to $2.19. Fuel gallons consumed decreased 14% due to a reduction in Mainline capacity and our sale of ASA. As a result of this sale, ASA’s fuel gallons are no longer considered part of our fuel gallons consumed for financial reporting purposes. See “Sale of ASA” above.

Salaries and related costs. The decrease in salaries and related costs primarily reflects a 12% decline to lower mainline headcount and our sale of ASA and a 6% decrease from salary rate and benefits cost reductions for our pilot and nonpilot employees.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) an 83% increase from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) a 34% increase due to new contract carrier agreements with Shuttle America (effective on September 1, 2005) and Freedom (effective on October 1, 2005). After the sale of ASA to SkyWest, expenses related to ASA are shown as contract carrier arrangements expense.  Prior to the sale, expenses related to ASA as our wholly owned subsidiary were reported in the applicable expense line item.

Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased primarily due to (1) a 9% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) a 4% decrease in flight equipment materials cost.

Aircraft rent. The decline in aircraft rent expense is primarily due to a 35% decrease from the renegotiation and rejection of certain leases in connection with our restructuring efforts and a 7% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Restructuring, asset writedowns, pension settlements and related items, net. During the September 2006 quarter, restructuring, asset writedowns, pension settlements and related items, net totaled a gain of $2 million. During the September 2005 quarter, we recorded an $85 million settlement charge related to lump sum distributions under the defined benefit pension plan for pilots (the “Pilot Plan”).

Other. The decrease in other operating expenses primarily reflects (1) a 19% decrease due to change in estimate related to certain tax reserves and (2) a 6% decrease related to the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Operating Income (Loss) and Operating Margin

We reported operating income of $168 million in the September 2006 quarter, compared to an operating loss of $240 million in the September 2005 quarter. Operating margin, which is the ratio of operating income or loss to operating revenues, was 4% and (6%) for the September 2006 and September 2005 quarters, respectively.

Other (Expense) Income

Other expense, net for the September 2006 quarter was $237 million, compared to $260 million for the September 2005 quarter. This change is substantially attributable to a 20%, or $55 million, decrease in interest expense partially offset by a $31 million increase in miscellaneous, net expense primarily associated with our fuel hedge positions.

The decrease in interest expense is primarily attributable to (1) a $58 million decrease due to the required accounting treatment of certain interest charges under our Chapter 11 proceedings in accordance with SOP 90-7 and (2) a $15 million reduction in interest associated with debt that was assumed by SkyWest in our sale of ASA. These decreases were partially offset by a $27 million increase from a higher level of debt outstanding, primarily associated with our Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Credit Facility”), and higher interest rates.

The increase in miscellaneous, net expense is primarily due to charges related to our fuel hedge positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). For additional information about SFAS 133, see Note 3 of the Notes to our Condensed Consolidated Financial Statements.

Reorganization Items, net

Reorganization items, net totaled a gain of $98 million in the September 2006 quarter. This net gain primarily reflects a $100 million credit due to adjustments to prior claims estimates partially offset by estimated allowed claims related to the restructuring of the financing arrangements of 26 aircraft that we expect to settle upon our emergence from bankruptcy. Reorganization items, net totaled a $607 million charge in the September 2005 quarter. This net charge primarily relates to the valuation of pre-petition debt obligations and the rejection of leased aircraft. For additional information about our reorganization items, see Note 1 of the Notes to our Condensed Consolidated Financial Statements.

Income Taxes

During the September 2006 quarter, we recorded an income tax benefit totaling $23 million. The amount primarily reflects adjustments to our income tax reserve and to our estimated required valuation allowance at December 31, 2006.

Results of Operations - Nine months Ended September 30, 2006 and 2005

Net Loss

Our consolidated net loss was $4.2 billion for the nine months ended September 30, 2006, compared to a net loss of $2.6 billion for the nine months ended September 30, 2005. The net loss for the nine months ended September 30, 2006 includes $3.7 billion of charges to reorganization items, net, primarily from (1) a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with ALPA to reduce our pilot labor costs and (2) $1.5 billion of estimated claims primarily associated with restructuring the financing arrangements for 169 of our aircraft.

Operating Revenue

	Nine months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in millions)	2006	2005
Operating Revenue:
Passenger:
Mainline	$8,992	$8,735	$257	3%
Regional affiliates	2,909	2,370	539	23%
Total passenger revenue	11,901	11,105	796	7%
Cargo	372	387	(15)	(4)%
Other, net	760	771	(11)	(1)%
Total operating revenue	$13,033	$12,263	$770	6%

Operating revenue totaled $13.0 billion for the nine months ended September 30, 2006, a 6% increase compared to the nine months ended September 30, 2005. Passenger revenue increased 7% while capacity decreased by 6%. The increase in passenger revenue reflects a rise of 12% and 14% in passenger mile yield and Passenger RASM, respectively, due to fare increases that reflect strong passenger demand and capacity reductions in the airline industry, as well as the structural changes we have made to strengthen our route network since our Chapter 11 filing. Passenger revenue and other, net revenue were negatively impacted by certain Accounting Adjustments discussed above. Passenger revenue of regional affiliates increased due to contract carrier agreements with Shuttle America and Freedom, effective September 1, 2005 and October 1, 2005, respectively.

	Nine months Ended September 30, 2006	% Increase/(Decrease)
		Nine months Ended September 30, 2006 vs. 2005
(in millions)	Passenger Revenue	Passenger Revenue	RPMs	Yield	Passenger RASM	Load Factor
Passenger Revenue:
North American passenger revenue	$8,989	3%	(12)%	17%	20%	2.1
International passenger revenue	2,826	23%	19%	3%	2%	(.9)
Charter revenue	86	6%	(8)%	15%	3%	(4.1)
Total passenger revenue	$11,901	7%	(4)%	12%	14%	1.4

North American Passenger Revenue. North American passenger revenue increased 3%, driven by a 17% increase in passenger mile yield and a 2.1 point increase in load factor on a 14% decline in capacity. Passenger RASM increased 20%. The decline in capacity, partially offset by the increase in load factor, resulted in a 12% decline in RPMs, or traffic. The increases in passenger revenue, the passenger mile yield and Passenger RASM reflect (1) fare increases implemented as part of the improved industry revenue environment and (2) the positive impact of our strategic initiatives, including the restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes.

International Passenger Revenue. International passenger revenue increased 23%, generated by a 19% increase in RPMs that resulted from a 20% increase in capacity. The passenger mile yield and Passenger RASM increased 3% and 2%, respectively. These results reflect increases in service to international destinations, primarily in the Atlanta and Latin America markets, from the restructuring of our route network.

Operating Expenses

	Nine months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in millions)	2006	2005
Operating Expenses:
Aircraft fuel	$3,282	$3,141	$141	4%
Salaries and related costs	3,188	3,944	(756)	(19)%
Contract carrier arrangements	1,993	728	1,265	174%
Depreciation and amortization	912	956	(44)	(5)%
Contracted services	791	817	(26)	(3)%
Landing fees and other rents	680	658	22	3%
Passenger commissions and other selling expenses	679	745	(66)	(9)%
Aircraft maintenance materials and outside repairs	566	598	(32)	(5)%
Passenger service	247	269	(22)	(8)%
Aircraft rent	238	435	(197)	(45)%
Restructuring, asset writedowns, pension settlements and related items, net	17	712	(695)	(98)%
Other	388	586	(198)	(34)%
Total operating expenses	$12,981	$13,589	$(608)	(4)%

Operating expenses were $13.0 billion for the nine months ended September 30, 2006, compared to $13.6 billion for the nine months ended September 30, 2005. As discussed below, the decrease in operating expenses was primarily due to (1) a decrease in salaries and related costs, (2) significantly lower charges related to restructuring, asset writedowns, pension settlements and related items, net, (3) a decrease in aircraft rent and (4) a decrease in other expenses. This decrease was partially offset by (1) higher contract carrier arrangements expense for the nine months ended September 30, 2006, primarily due to a change in how we classify ASA expense as a result of our sale of ASA on September 7, 2005, (2) certain Accounting Adjustments discussed above and (3) an increase in aircraft fuel prices.

Operating capacity decreased 6% to 112 billion ASMs primarily due to the simplification and reduction of our aircraft fleet as part of our business plan initiatives. CASM increased 2% to 11.59¢ primarily as a result of (1) the decrease in operating capacity for the nine months ended September 30, 2006, (2) an increase in contract carrier arrangements expense and (3) an increase in aircraft fuel prices.

Aircraft fuel. Aircraft fuel expense increased primarily due to higher fuel prices despite reduced consumption. Our average fuel price per gallon increased 27% to $2.05. Fuel gallons consumed decreased 18% due to a reduction in Mainline capacity and our sale of ASA. As a result of this sale, ASA’s fuel gallons are no longer considered part of our fuel gallons consumed for financial reporting purposes. See “Sale of ASA” above.

Salaries and related costs. The decrease in salaries and related costs primarily reflects a 13% decline due to lower Mainline headcount and our sale of ASA, and an 8% decrease from salary rate and benefits cost reductions for our pilot and nonpilot employees, partially offset by certain Accounting Adjustments discussed above.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) a 131% increase from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) a 33% increase from new contract carrier agreements with Shuttle America (effective on September 1, 2005) and Freedom (effective on October 1, 2005). After the sale of ASA to SkyWest, expenses related to ASA are shown as contract carrier arrangements expense.  Prior to the sale, expenses related to ASA as our wholly owned subsidiary were reported in the applicable expense line item.

Aircraft rent. The decline in aircraft rent expense is primarily due to a 30% decrease from the renegotiation and rejection of certain leases in connection with our restructuring efforts and a 10% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Restructuring, asset writedowns, pension settlements and related items, net. During the nine months ended September 30, 2006, restructuring, asset writedowns, pension settlements and related items, net totaled $17 million. During the nine months ended September 30, 2005, restructuring, asset writedowns, pension settlements and related items, net totaled $712 million. This included (1) a $447 million charge related to certain employee initiatives under our transformation plan, (2) a $257 million settlement charge related to the Pilot Plan, (3) a $10 million charge related to the retirement of six B-737-200 aircraft in conjunction with our transformation plan and (4) a net $2 million reduction in operating expenses related to the severance and related costs of the 2004 workforce reduction programs.

Other. The decrease in other operating expenses primarily reflects (1) a 14% decrease from certain Accounting Adjustments discussed above, (2) an 11% decrease related to the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (3) a 7% decrease due to a change in estimate related to certain tax reserves.

Operating Income (Loss) and Operating Margin

We reported operating income of $52 million in the nine months ended September 30, 2006, compared to an operating loss of $1.3 billion in the nine months ended September 30, 2005. Operating margin, which is the ratio of operating income (loss) to operating revenues, was less than 1% and (11%) for the nine months ended September 30, 2006 and 2005, respectively.

Other (Expense) Income

Other expense, net for the nine months ended September 30, 2006 was $629 million, compared to $789 million for the nine months ended September 30, 2005. This change is substantially attributable to a 20%, or $170 million, decrease in interest expense partially offset by a $12 million increase in miscellaneous, net expense primarily associated with our fuel hedge positions.

The decrease in interest expense is primarily attributable to (1) a $206 million decrease due to the required accounting treatment of certain interest charges under our Chapter 11 proceedings in accordance with SOP 90-7 and (2) a $42 million reduction in interest due to aircraft lease restructurings. These decreases were partially offset by a $103 million increase from a higher level of debt outstanding, primarily associated with our DIP Credit Facility, and higher interest rates.

The increase in miscellaneous, net expense is primarily due to charges related to our fuel hedge positions accounted for in accordance with SFAS 133. For additional information about SFAS 133, see Note 3 of the Notes to our Condensed Consolidated Financial Statements.

Reorganization Items, net

Reorganization items, net totaled a charge of $3.7 billion for the nine months ended September 30, 2006. This net charge primarily relates to (1) a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to in our comprehensive agreement with ALPA to reduce our pilot labor costs and (2) $1.5 billion of estimated claims primarily associated with restructuring the financing arrangements for 169 of our aircraft. Reorganization items, net totaled a $607 million charge for the nine months ended September 2005. This net charge primarily relates to the valuation of pre-petition debt obligations and the rejection of leased aircraft. For additional information about our reorganization items, see Note 1 of the Notes to our Condensed Consolidated Financial Statements.

Income Taxes

During the nine months ended September 30, 2006, we recorded an income tax benefit totaling $40 million. The amount reflects adjustments to income tax reserves and to our estimated required valuation allowance at December 31, 2006. During the nine months ended September 30, 2005, we recorded an income tax benefit totaling $139 million. The amount is primarily the result of (1) adjustments to our deferred tax asset valuation allowance due to changes in the deferred tax asset related to our additional minimum pension liability and (2) the recognition of tax benefits for a portion of the period losses for the nine months ended September 30, 2005 as a result of an analysis of our estimated required valuation allowance at December 31, 2005.

Operating Statistics

The following table sets forth our operating statistics for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,				Nine months Ended September 30,
	2006		2005		2006		2005
Consolidated:
Revenue Passenger Miles (millions) (1)	31,784		32,513		88,220		92,353
Available Seat Miles (millions) (1)	39,643		41,045		111,963		119,397
Passenger Mile Yield (1)	13.35	¢	11.97	¢	13.49	¢	12.03	¢
Operating Revenue Per Available Seat Mile (1)	11.75	¢	10.50	¢	11.64	¢	10.27	¢
Passenger Revenue Per Available Seat Mile (1)	10.70	¢	9.48	¢	10.63	¢	9.30	¢
Operating Cost Per Available Seat Mile (1)	11.33	¢	11.08	¢	11.59	¢	11.38	¢
Passenger Load Factor (1)	80.2%		79.2%		78.8%		77.4%
Breakeven Passenger Load Factor (1)	77.0%		84.1%		78.5%		86.6%
Passengers Enplaned (thousands) (1)	27,556		30,870		80,308		91,682
Fuel Gallons Consumed (millions)	566		660		1,600		1,941
Average Price Per Fuel Gallon, Net of Hedging	$2.19		$1.82		$2.05		$1.62
Number of Aircraft in Fleet, End of Period	607		682		607		682
Full-Time Equivalent Employees, End of Period	51,000		58,000		51,000		58,000

Mainline:
Revenue Passenger Miles (millions)	27,220		28,292		75,359		80,274
Available Seat Miles (millions)	33,679		35,148		95,208		102,307
Operating Cost Per Available Seat Mile	10.15	¢	10.25	¢	10.47	¢	10.69	¢
Number of Aircraft in Fleet, End of Period	440		508		440		508

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

-	Chautauqua Airlines, Inc. and SkyWest for all periods presented,

-	Shuttle America for the three and nine months ended September 30, 2006 and from September 1 through September 30, 2005,

-	ASA for the three and nine months ended September 30, 2006 and from September 8 through September 30, 2005, and

-	Freedom for the three and nine months ended September 30, 2006.

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

Liquidity Events

Debtor-in-Possession Financing

On September 16, 2005, we entered into the DIP Credit Facility to borrow up to $1.7 billion from a syndicate of lenders arranged by General Electric Capital Corporation (“GECC”) and Morgan Stanley Senior Funding, Inc., for which GECC acted as administrative agent. On October 7, 2005, we entered into an amendment to the DIP Credit Facility, resulting in borrowings of $1.9 billion under the DIP Credit Facility, as amended.

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

On August 31, 2006, we entered into an amendment to the Amended and Restated DIP Credit Facility that authorized us to consummate a fuel inventory supply agreement (as described in Note 5 of the Notes to our Condensed Consolidated Financial Statements).

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

On August 31, 2006, we entered into an amendment to the Amex Post-Petition Facility that authorized us to consummate a fuel inventory supply agreement (as described in Note 5 of the Notes to our Condensed Consolidated Financial Statements).

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

The credit facilities and the Reimbursement Agreement are secured by specific aircraft, Mainline aircraft engines and substantially all of the Mainline aircraft spare parts owned by us (the “Collateral Pool”). As a result of the Amendments, the Collateral Pool secures (1) each of the credit facilities with GECC (other than the Amended and Restated Credit Facility), (2) 12 leases for CRJ-200 aircraft we previously entered into with GECC, (3) leases of up to an additional 15 CRJ-200 aircraft pursuant to the put rights described below and (4) the Reimbursement Agreement. In addition, the expiration date of the letters of credit issued in connection with the Reimbursement Agreement was extended from 2008 to 2011, and the minimum collateral value test in the Reimbursement Agreement was eliminated. For additional information about the minimum collateral value test, see Item 7 -”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Covenants” in our Form 10-K.

As a condition to the Amendments, we granted GECC the right, exercisable until March 30, 2007, to lease to us up to an additional 15 CRJ-200 aircraft (“put rights”). GECC may exercise the put rights only after providing us with prior written notice, and no more than three such aircraft may be scheduled for delivery in the same month. The leases will have terms ranging between 108 months and 172 months, as determined by GECC, and lease rates will be based on the date of manufacture of the aircraft. We believe that the lease payments for these 15 aircraft will aggregate $215 million over the maximum 172 month term and that the lease payments approximate current market rates. To date, GECC has leased seven of these aircraft to us and has exercised put rights with respect to an additional two aircraft. We have certain rights to sublease all of these aircraft.

Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement

During January 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit for the benefit of our Visa/MasterCard credit card processor (“Processor”), which we substituted for a portion of the cash reserve that the Processor maintains. In July 2006, with the approval of the Bankruptcy Court, we amended the letter of credit facility to, among other matters, extend the expiration date of the letter of credit to September 14, 2008 and to reduce the fees payable by us. For further information about the letter of credit and the reserve maintained by the Processor, see Note 8 of the Notes to our Consolidated Financial Statements in our Form 10-K.

Refinancing of Senior Secured Notes

In October 2006, we refinanced our 9.5% Senior Secured Notes due 2008 (“Senior Notes”). In connection with the refinancing, we repaid $39 million principal amount of Senior Notes. We refinanced the remaining $196 million principal amount of Senior Notes by issuing $196 million principal amount of new notes (“New Notes”). The New Notes are due in installments through September 2012 and bear interest at a floating rate based on LIBOR plus a margin. The New Notes are secured by the same 32 aircraft as the Senior Notes.

Fuel Inventory Supply Agreement

On August 31, 2006, we entered into an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron became the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area. At the outset of the relationship on September 6, 2006, we sold to Aron, at current market prices, (1) all jet fuel inventory that we were then holding in storage at facilities that support our operations at the airports in Atlanta and Cincinnati and (2) all inventory that was in transit to these airports as well as to the New York City area airports. We received approximately $102 million from this sale. In addition, for the duration of the agreement, we (1) assigned to Aron certain existing supply agreements with our third party suppliers for jet fuel for these locations, (2) transferred to Aron the right to use our storage facilities in Atlanta and Cincinnati and (3) transferred to Aron allocations in pipeline systems through which jet fuel is delivered to storage facilities for the Atlanta, Cincinnati and the three New York City area airports. The initial sale of our jet fuel inventory did not have a material impact on our Consolidated Statement of Operations for the September 2006 quarter. The agreement with Aron has six-month terms that automatically renew unless terminated by either party thirty days prior to the end of any six-month period, and the agreement will terminate on its third anniversary. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all inventory that is in transit to these airports as well as to the New York City area airports.

London Route Agreement

In August 2006, the Bankruptcy Court approved our purchase from United Air Lines, Inc. of its authority to operate direct transatlantic service between New York and London (the “Route”).  We agreed to purchase the Route for up to $21 million payable as follows:  $13 million upon satisfaction of certain closing conditions (namely approval of the route transfer by the U.S. Department of Transportation and acceptance by the Government of the United Kingdom of the designation of Delta to operate service on the Route) and four payments of $2 million payable on each of the first four anniversary dates of the initial payment.  If, however, the current bilateral agreement between the U.S. and the United Kingdom is expanded at any time during that four-year period to permit more than two U.S. carriers to operate service on the Route, then our obligation to make any remaining payments ceases.  The closing conditions for the purchase have been satisfied and the transaction was consummated on October 30, 2006.

Sources and Uses of Cash

Our cash and cash equivalents and short-term investments were $2.8 billion at September 30, 2006, compared to $2.0 billion at December 31, 2005. Restricted cash totaled $1.1 billion at September 30, 2006, compared to $928 million at December 31, 2005. Cash and cash equivalents as of September 30, 2006 include $128 million, which is set aside for payment of certain operational taxes and fees to various governmental authorities.

Cash flows from operating activities

For the nine months ended September 30, 2006, cash provided by operating activities totaled $1.0 billion. This reflects our consolidated net loss of $4.2 billion, which includes $102 million for sales proceeds related to our fuel inventory supply agreement discussed above and $5.2 billion of noncash charges that primarily consist of the following:

•
$3.7 billion of reorganization items, net resulting from a $2.1 billion allowed general, unsecured pre-petition claim that we agreed to with ALPA (see Note 1 of the Notes to our Condensed Consolidated Financial Statements) and $1.5 billion of estimated claims primarily associated with restructuring the financing arrangements for 169 of our aircraft.

•	$912 million in depreciation and amortization expense.

Additionally, our air traffic liability increased $341 million due to higher bookings offset by a $525 million increase in short term investments related to our auction rate securities.

Cash flows from investing activities

For the nine months ended September 30, 2006, cash used in investing activities totaled $366 million, which includes the following significant items:

•	Cash used for flight equipment additions totaled $171 million, including $66 million in aircraft modifications.

•	Restricted cash increased by $145 million due to cash holdbacks associated with our Visa/MasterCard credit card processing agreements.

•	Cash used for ground equipment additions totaled $88 million, which primarily includes technology updates relating to our software and hardware infrastructure.

Cash flows from financing activities

For the nine months ended September 30, 2006, cash used in financing activities totaled $403 million, primarily due to principal payments on fully secured pre-petition obligations.

Pension Plans

In the nine months ended September 30, 2006, we contributed $4 million to our defined benefit pension plans for benefits accrued after the Petition Date and $80 million to our defined contribution pension plans.

On June 19, 2006, a Notice of Intent to Terminate the Pilot Plan was filed. On August 4, 2006, we filed a motion with the Bankruptcy Court to seek a determination that we satisfy the financial requirements for a distress termination of the Pilot Plan. On September 5, 2006, the Bankruptcy Court made a determination that the financial requirements for a distress termination of the Pilot Plan have been met. A group of retired pilots has appealed this ruling to the U.S. District Court for the Southern District of New York. We are continuing our discussion with the Pension Benefit Guaranty Corporation (“PBGC”) regarding termination of the Pilot Plan.

In August 2006, the U.S. Congress passed legislation that was signed by the President, which allows us to reduce our short-term funding obligations for the Nonpilot Plan. As a result of this legislation, we currently do not intend to terminate the Nonpilot Plan. Assuming we emerge from bankruptcy in the first half of 2007, we currently estimate that the funding requirements for the Nonpilot Plan will aggregate approximately $100 million in the 12-month period following our emergence. While this legislation makes our funding obligations for this plan more predictable, factors outside our control will continue to have an impact of the funding requirements of the plan.

Estimates of the amount and timing of our future funding obligations for our Nonpilot Plan are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the plan assets, statutory requirements and demographic data for pension plan participants.

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

Aircraft Fuel Price Risk

Our results of operations may be significantly impacted by changes in the price of aircraft fuel. To manage this risk, we periodically enter into derivative contracts to hedge a portion of our projected aircraft fuel requirements. We do not enter into fuel hedge contracts for speculative purposes.

For the nine months ended September 30, 2006, aircraft fuel expense accounted for 25% of our total operating expenses. Aircraft fuel expense for the nine months ended September 30, 2006 increased 4% compared to the corresponding period in the prior year primarily due to higher fuel prices despite reduced consumption. Our average fuel price per gallon increased 27% to $2.05 while total gallons consumed decreased 18% due to a reduction in Mainline capacity and our sale of ASA. Fuel prices continue to be at historically high levels.

As of September 30, 2006, we hedged approximately 54% of our projected fuel requirements for the December 2006 quarter using heating oil and jet fuel swap contracts with a weighted average contract price of $2.07.  In addition, as of September 30, 2006, we had hedged 11% of our projected fuel requirements for the March 2007 quarter using heating oil option contracts as cashless collars.  These outstanding fuel hedge contracts had an estimated fair market value loss of $58 million, which we recorded as a liability in accounts payable, deferred credits and other accrued liabilities on our Consolidated Balance Sheet.  We estimate that a 10% rise in the price per gallon of jet fuel would change our estimated fair market value loss associated with our outstanding contracts to a $4 million gain.

We project that our aircraft fuel consumption will be 522 million gallons for the three months ending December 31, 2006.  Based on an assumed average jet fuel price per gallon of $2.03 for the three months ending December 31, 2006, a 10% rise in jet fuel prices would increase our aircraft fuel expense by $101 million, inclusive of the impact of effective hedge instruments outstanding at September 30, 2006.

For additional information regarding our other exposures to market risks, see “Market Risks Associated with Financial Instruments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Notes 4, 5 and 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2006 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2006, except as set forth below, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
During the September 2006 quarter, our technology subsidiary entered into an agreement to outsource the supervision of all of our computer hardware engineering and network monitoring. Our approach to implementing new business processes encompasses the design and implementation of internal control over financial reporting as it relates to this outsourcing relationship.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods then ended, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2006. These financial statements are the responsibility of the Company’s management. The consolidated statements of operations of the Company for the three-month and nine-month periods ended September 30, 2005, and condensed consolidated statement of cash flows for the nine months ended September 30, 2005 were reviewed by other accountants whose report (dated November 10, 2005) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at September 30, 2006, and for the three-month and nine-month periods then ended, for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 7, 2006

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Chapter 11 Proceedings

As discussed elsewhere in this Form 10-Q, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pre-petition pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Numerous lawsuits arising out of this accident have been filed against our subsidiary, Comair, including four lawsuits which also name Delta as a defendant, and additional lawsuits are anticipated. These lawsuits, which are in preliminary stages, generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. All but two of the lawsuits filed to date have been filed either in the U.S. District Court for the Eastern District of Kentucky, or in state court in Fayette County, Kentucky. The cases filed in state court in Kentucky have been or are expected to be removed to federal court. One lawsuit has been filed in the U.S. District Court for the Northern District of New York, and another lawsuit has been filed in State Court in Broward County, Florida. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316”.

In addition, Comair has filed an action for declaratory judgment in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the FAA), the Lexington Airport Board and certain other Lexington airport defendants. In this action, Comair seeks a declaration that the FAA and the airport parties share responsibility for the accident and will be responsible to share in the cost of any financial settlements that Comair enters into with the passenger families.

We carry aviation risk liability insurance and believe this insurance is sufficient to cover any liability likely to arise from this accident.

* * *

For additional information about other legal proceedings, including litigation in our Chapter 11 proceedings, see “Item 3. Legal Proceedings” in our Form 10-K and “Part II, Item 1. Legal Proceedings” in our Form 10-Q for the quarterly period ended June 30, 2006. For information about proceedings under Section 1113 of the Bankruptcy Code, see “General Information - Rejection of Collective Bargaining Agreements” in Note 1 of the Notes to our Condensed Consolidated Financial Statements.

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

In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act and the Bankruptcy Code. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for information about Comair’s negotiations with its work groups.  Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups on current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

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

The Pilot Plan provides that Delta pilots who retire can elect to receive 50% of the present value of their accrued pension benefit in a lump sum in connection with their retirement and the remaining 50% of their accrued pension benefit as an annuity after retirement. In the last few years and until October 2005, a large number of our pilots retired prior to their normal retirement age of 60 at greater than historical levels due to (1) a perceived risk of rising interest rates, which could reduce the amount of their lump sum pension benefit; and/or (2) concerns about their ability to receive a lump sum pension benefit if a Notice of Intent to Terminate the Pilot Plan were to be issued during a restructuring under Chapter 11 of the Bankruptcy Code. In October 2005, the Pilot Plan failed to meet a liquidity test under the Internal Revenue Code, which temporarily prevented the payment of lump sums. On June 19, 2006, a Notice of Intent to Terminate the Pilot Plan was filed. This Notice of Intent to Terminate the Pilot Plan has the effect of continuing to prevent payment of lump sums pending the distress termination of the Pilot Plan.

If the Pilot Plan is ultimately not terminated and the expected large number of pilot early retirements occurs, we believe that significant disruptions to our operation will occur, which would have a material adverse impact on our revenues because there would not be enough pilots to operate certain aircraft types for a significant period of time. Moreover, additional contributions, likely exceeding $1 billion in the short-term, would be required to be made to the Pilot Plan, which would have a material adverse impact on our ability to emerge from Chapter 11. The significant operational disruption could result in the breach of financial covenants under our Amended and Restated DIP Credit Facility and our Amex Post-Petition Facility.

Our funding obligations for our Nonpilot Plan are significant and are affected by factors beyond our control.

Our funding obligations for our primary defined benefit pension plan for flight attendants and ground personnel, the Nonpilot Plan, are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). The Pension Protection Act of 2006, signed by the President in August 2006, allows us to reduce the short-term funding obligations for the Nonpilot Plan. As a result of this legislation, we currently do not intend to terminate the Nonpilot Plan. Assuming we emerge from bankruptcy in the first half of 2007, we currently estimate that the funding requirements under the Nonpilot Plan will aggregate approximately $100 million in the 12-month period following our emergence. While this legislation makes our funding obligations for this plan more predictable, factors outside our control will continue to have an impact on the funding requirements of the plan.

Estimates of the amount and timing of future funding obligations for the Nonpilot Plan are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the pension plan assets, statutory requirements; and demographic data for pension plan participants.

For additional information about our pension plans, see Note 7 of the Notes to our Condensed Consolidated Financial Statements.

Our insurance costs have increased substantially as a result of the September 11 terrorist attacks, and further increases in insurance costs or reductions in coverage could have a material adverse impact on our business and operating results.

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends to December 31, 2006.  The U.S. House of Representatives has passed and the U.S. Senate is considering an additional extension of coverage through August 31, 2007, but it is uncertain whether this extension will be enacted into law. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Item 6. Exhibits

(a)  Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
By: /s/ Edward H. Bastian
Edward H. Bastian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
November 9, 2006