Form 10-K
period 2006-12-31
DELTA AIR LINES INC /DE/
filed 2007-03-02
CIK 27904

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
8 1/8% Notes Due July 1, 2039

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section  15(d) of the Exchange Act.
Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $148 million.

On January 31, 2007, there were outstanding 197,335,938 shares of the registrant’s common stock.

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

Other Information

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On December 19, 2006, we filed a Plan of Reorganization (the “Plan”), which, after amendment, is being submitted to a vote of creditors and is subject to confirmation by the Bankruptcy Court. Under the Plan, current holders of our equity securities would not receive any distributions, and the equity securities would be cancelled upon the effective date of the Plan. Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities and any of our liabilities or other securities. Additional information about our Chapter 11 filing is available on the Internet at www.delta.com/restructure. Bankruptcy Court filings, claims information and our proposed Plan are available at www.deltadocket.com. Information contained on these websites is not part of, and is not incorporated by reference in, this Form 10-K.

Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS

General Description

We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States and around the world. We offer customers service to more destinations than any other global airline, with Delta and Delta Connection carrier service to 308 destinations in 52 countries. With more than 60 new international routes added since 2005, we are increasing our international service significantly. We are a leader across the Atlantic with flights to 31 trans-Atlantic destinations. We also offer more than 600 weekly flights to 58 destinations in Latin America and the Caribbean. We are a founding member of the SkyTeam international alliance, a global airline alliance that provides customers with extensive worldwide destinations, flights and services. Including our SkyTeam and worldwide codeshare partners, we offer flights to 462 worldwide destinations in 99 countries.

For the years ended December 31, 2006, 2005 and 2004, passenger revenues accounted for 91%, 90% and 91% of our consolidated operating revenues, respectively, and cargo revenues and other sources accounted for 9%, 10% and 9% of our consolidated operating revenues, respectively. In 2006, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 75%, 18%, 6% and 1%, respectively, of our consolidated operating revenues. In 2005, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 80%, 14%, 5% and 1%, respectively, of our consolidated operating revenues. In 2004, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 81%, 14%, 4% and 1%, respectively, of our consolidated operating revenues.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia (the “Atlanta Airport”). Our telephone number is (404) 715-2600, and our Internet address is www.delta.com. Information contained on this website is not part of, and is not incorporated by reference in, this Form 10-K.

See “Risk Factors Relating to Delta” and “Risk Factors Relating to the Airline Industry” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for additional discussion of trends and factors affecting us and our industry.

Airline Operations

Our route network is centered around the hub system we operate at airports in Atlanta, Cincinnati, New York (John F. Kennedy International Airport (“JFK”)) and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to domestic and international cities and to other Delta hubs. Our hub system also provides passengers with access to our principal international gateways in Atlanta and JFK.

As briefly discussed below, other key characteristics of our route network include our alliances with foreign airlines; the Delta Connection program; the Delta Shuttle; and our domestic marketing alliances, including with Continental Airlines, Inc. (“Continental”) and Northwest Airlines, Inc. (“Northwest”).

International Alliances

We have formed bilateral and multilateral marketing alliances with foreign airlines to improve our access to international markets. These arrangements can include codesharing, reciprocal frequent flyer program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, ticket office co-location and other marketing agreements. These alliances often present opportunities in other areas, such as airport ground handling arrangements and aircraft maintenance insourcing.

Our international codesharing agreements enable us to market and sell seats to an expanded number of international destinations. Under international codesharing arrangements, we and a foreign carrier each publish our respective airline designator codes on a single flight operation, thereby allowing us and the foreign carrier to offer joint service with one aircraft, rather than operating separate services with two aircraft. These arrangements typically allow us to sell seats on a foreign carrier’s aircraft that are marketed under our “DL” designator code and permit the foreign airline to sell seats on our aircraft that are marketed under the foreign carrier’s two-letter designator code. We have international codeshare arrangements in effect with Aeromexico, Air France, Air Jamaica (currently expected to terminate on April 30, 2007), Alitalia, Avianca, China Airlines, China Southern, CSA Czech Airlines, El Al Israel Airlines, KLM Royal Dutch Airlines, Korean Air and Royal Air Maroc (and some affiliated carriers operating in conjunction with these airlines).

In addition to our agreements with individual foreign airlines, we are a member of the SkyTeam international airline alliance. The other full members of SkyTeam are Aeroflot, Aeromexico, Air France, Alitalia, Continental, CSA Czech Airlines, KLM Royal Dutch Airlines, Korean Air and Northwest. One goal of SkyTeam is to link the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations.

In 2002, we, Air France, Alitalia, CSA Czech Airlines and Korean Air received limited antitrust immunity from the U.S. Department of Transportation (the “DOT”) that enables us and our immunized partners to offer a more integrated route network and develop common sales, marketing and discount programs for customers.

Delta Connection Program

The Delta Connection program is our regional carrier service, which feeds traffic to our route system through contracts with regional air carriers that operate flights serving passengers primarily in small- and medium-sized cities. The program enables us to increase the number of flights we have in certain locations, to better match capacity with demand and to preserve our presence in smaller markets. The Delta Connection program operates the largest number of regional jets in the United States.

Through the Delta Connection program, we have contractual arrangements with seven regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” designator code. Our wholly-owned subsidiary, Comair, operates all of its flights under our code. Atlantic Southeast Airlines, Inc., which we sold to SkyWest, Inc. (“SkyWest”) in September 2005, continues to operate all of its flights under our code. In addition, we have agreements with the following regional carriers that operate some of their flights using our code: SkyWest Airlines, Inc., a subsidiary of SkyWest; Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings, Inc. (“Republic Holdings”); Shuttle America Corporation, a subsidiary of Republic Holdings; Freedom Airlines, Inc., a subsidiary of Mesa Air Group, Inc.; and American Eagle Airlines, Inc.

We generally pay the regional carriers, including Comair, amounts defined in their respective contract carrier agreements, which are based on a determination of the carriers’ respective cost of operating those flights and other factors intended to approximate market rates for those services. These agreements are long-term agreements, usually with initial terms of at least ten years, that grant us the option to extend the initial term and provide us the right to terminate the agreement for convenience at certain future dates. Our arrangement with Eagle, which is limited to certain flights operated to and from the Los Angeles International Airport, as well as a portion of the flights operated by SkyWest Airlines, are structured as revenue proration agreements. These proration agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. For additional information regarding our contract carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements.

Delta Shuttle

We operate a high frequency service targeted to northeast business travelers known as the Delta Shuttle. The Delta Shuttle provides nonstop, hourly service on business days between New York - LaGuardia Airport (“LaGuardia”) and both Boston - Logan International Airport and Washington, D.C. - Ronald Reagan National Airport (“Reagan”).

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

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2004 through 2006.

	Gallons		Average	Percentage of
	Consumed	Cost (1)	Price Per	Total Operating
Year	(Millions)	(Millions)	Gallon (1)	Expenses

2006	2,111	$4,319	$2.04	25%
2005	2,492	4,271	1.71	23%
2004	2,527	2,924	1.16	16%

(1)	Net of fuel hedge (losses) gains under our fuel hedging program of ($108) million and $105 million for 2006 and 2004, respectively. We had no fuel hedge contracts in 2005.

Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

We periodically use derivative instruments designated as cash flow hedges, which are comprised of heating oil and jet fuel swap and collar contracts, to manage our exposure to changes in fuel prices. Information regarding our fuel hedging program is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments — Aircraft Fuel Price Risk” in Item 7 and in Note 4 of the Notes to the Consolidated Financial Statements.

We are currently able to obtain adequate supplies of aircraft fuel, but it is impossible to predict the future availability or price of aircraft fuel. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, and other unpredictable events may result in fuel supply shortages and fuel price increases in the future.

Competition

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and existing carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta and JFK from other carriers. In addition, our operations at our hub airports also compete with operations at the hubs of other airlines that are located in close proximity to our hubs. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. Our ability to compete effectively depends, in significant part, on our ability to maintain a cost structure that is competitive with other carriers.

In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others) and the oneworld Alliance (among American Airlines, British Airways and others) have significantly increased competition in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers.

Frequent Flyer Program

We have a frequent flyer program, the SkyMiles® program, which offers incentives to customers to increase travel on Delta. This program allows program members to earn mileage for travel awards by flying on Delta, Delta Connection carriers and participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels, car rental agencies, telecommunication services and internet services. In addition, individuals and companies may purchase mileage credits. We reserve the right to terminate the program with six months’ advance notice, and to change the program’s terms and conditions at any time without notice.

Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Crown Room Club and for other program participant awards. Travel awards are subject to certain transfer restrictions and capacity-controlled seating. In some cases, blackout dates may apply. Program accounts with no activity for 12 consecutive months after enrollment are deleted. Miles will not expire so long as, at least once every two years, the participant (1) takes a qualifying flight on Delta or a Delta Connection carrier, (2) earns miles through one of our program participants, (3) buys miles from Delta or (4) redeems miles for any program award.

Regulatory Matters

The DOT and the Federal Aviation Administration (“FAA”) exercise regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier that the DOT finds fit to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Except for constraints imposed by regulations regarding “Essential Air Services,” which are applicable to certain small communities, airlines may terminate service to a city without restriction.

The DOT has jurisdiction over certain economic and consumer protection matters, such as unfair or deceptive practices and methods of competition, advertising, denied boarding compensation, baggage liability and disabled passenger transportation. The DOT also has authority to review certain joint venture agreements between major carriers. The FAA has primary responsibility for matters relating to air carrier flight operations, including airline operating certificates, control of navigable air space, flight personnel, aircraft certification and maintenance and other matters affecting air safety.

Authority to operate international routes and international codesharing arrangements is regulated by the DOT and by the governments of the foreign countries involved. International route awards are also subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.

The Transportation Security Administration and the United States Customs and Border Protection, each a division of the Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports and international passenger prescreening prior to entry into or departure from the United States.

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the United States Department of Justice has jurisdiction over airline competition matters. The United States Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry, as discussed below, are generally governed by the Railway Labor Act. Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations.

Fares and Rates

Airlines set ticket prices in most domestic and international city pairs without governmental regulation, and the industry is characterized by significant price competition. Certain international fares and rates are subject to the jurisdiction of the DOT and the governments of the foreign countries involved. Many of our tickets are sold by travel agents, and fares are subject to commissions, overrides and discounts paid to travel agents, brokers and wholesalers.

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

Certain of our international route and codesharing authorities are subject to periodic renewal requirements. We request extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance this practice will continue in general or with respect to a specific renewal. Dormant route authority may not be renewed in some cases, especially where another U.S. carrier indicates a willingness to provide service.

Airport Access

Operations at three major domestic airports and certain foreign airports served by us are regulated by governmental entities through allocations of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

In the United States, the FAA currently regulates slot allocations at Reagan in Washington, D.C., and has imposed analogous regulatory mechanisms which restrict operations at O’Hare International Airport in Chicago, and LaGuardia in New York. Our operations at these airports generally require the allocation of slots or analogous regulatory authorities. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

Environmental Matters

The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. This statute generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.

The FAA issued a final rule, effective August 4, 2005, adopting the International Civil Aviation Organization’s (“ICAO”) Chapter 4 noise standard, which is known as the Stage 4 standard in the United States. This standard requires that all new commercial jet aircraft designs certificated on or after January 1, 2006 be at least ten decibels quieter than the existing Stage 3 noise standard requires. This new standard does not apply to existing aircraft or to the continued production of aircraft types already certificated. All new aircraft that we have on order will meet the proposed Stage 4 standard. Accordingly, the rule is not expected to have any significant impact on us.

The U.S. Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions. Our aircraft comply with the applicable EPA standards. On November 17, 2005, the EPA issued a final rule adopting emissions control standards for aircraft engines previously adopted by the ICAO. These standards apply to newly designed engines certified after December 31, 2003 and align the U.S. aircraft engine emission standards with existing international standards. The rule, as adopted, is not expected to have a material impact on us. However, a group of state and local air regulators has filed a petition for review in the Court of Appeals for the District of Columbia Circuit challenging the rule on a number of grounds. We are monitoring these proceedings.

In December 2004, Miami-Dade County filed a lawsuit in Florida Circuit Court against us, seeking injunctive relief and alleging responsibility for past and future environmental cleanup costs and civil penalties for environmental conditions at Miami International Airport. This lawsuit is related to several other actions filed by the County against other parties to recover environmental remediation costs incurred at the airport. This lawsuit is currently stayed as a result of our Chapter 11 proceedings, and we anticipate settling this lawsuit through the bankruptcy process. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the resolution of this matter will not have a material adverse effect on our Consolidated Financial Statements.

We have been identified by the EPA as a potentially responsible party (a “PRP”) with respect to certain Superfund Sites, and have entered into consent decrees regarding some of these sites. Our alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site. We are aware of soil and/or ground water contamination present on our current or former leaseholds at several domestic airports. To address this contamination, we have a program in place to investigate and, if appropriate, remediate these sites. We anticipate that many of the environmental liabilities at Superfund Sites and former leaseholds will be resolved through the bankruptcy proceedings. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on our Consolidated Financial Statements.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the United States military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international range aircraft from October 1, 2006 until September 30, 2007. As of October 1, 2006, the following numbers of our international range aircraft are available for CRAF activation:

Stage	Description of Event Leading to Activation	International Passenger Aircraft Allocated	Number of Aeromedical Aircraft Allocated	Total Aircraft by Stage

I	Minor Crisis	7	N/A	7

II	Major Theater Conflict	13	13	26

III	Total National Mobilization	43	44	87

The CRAF Program has only been activated twice, both times at the Stage I level, since it was created in 1951.

Regulatory and Legislative Proposals

A number of Congressional bills and proposed DOT regulations have been considered in recent years to address airline competition and other issues. Some of these proposals would require large airlines with major operations at certain airports to divest or make available to other airlines slots, gates, facilities and other assets at those airports. Other measures would limit the service or pricing responses of major carriers that appear to target new entrant airlines. In addition, concerns about airport congestion issues have caused the DOT and FAA to consider various proposals for access to certain airports, including “congestion-based” landing fees and programs that would withdraw slots from existing carriers and reallocate those slots (either by lottery or auction to the highest bidder) to carriers with little or no current presence at such airports. These proposals, if enacted, could negatively impact our existing services and our ability to respond to competitive actions by other airlines. Furthermore, recent events related to extreme weather delays may cause the DOT to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions.

Employee Matters

Railway Labor Act

Our relations with labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the “NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into negotiations toward a collective bargaining agreement with the employer.

Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self help,” unless the President of the United States appoints a Presidential Emergency Board (“PEB”) to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self help.” “Self help” includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent “self help” by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

As of December 31, 2006, we had a total of approximately 51,300 full-time equivalent employees. Approximately 17% of these employees are represented by unions. The following table presents certain information concerning the union representation of our active domestic employees.

Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable

Delta Pilots	5,810	ALPA	December 31, 2009

Delta Flight Superintendents	170	PAFCA	January 1, 2010

Comair Pilots	1,345	ALPA	May 21, 2007(1)

Comair Maintenance Employees	535	IAM	December 31, 2010

Comair Flight Attendants	880	IBT	December 31, 2010

(1)
On February 12, 2007, Comair and ALPA reached a tentative agreement to reduce Comair’s pilot labor costs. The agreement is subject to ratification by Comair pilots and Bankruptcy Court approval. If ratified and approved, the agreement would become effective March 2, 2007 and become amendable on March 2, 2011.

Labor unions periodically engage in organizing efforts to represent various groups of employees of Delta and Comair that are not represented for collective bargaining purposes. The timing and outcome of these organizing efforts cannot presently be determined.

For additional information about our collective bargaining agreements, see Note 1 of the Notes to the Consolidated Financial Statements.

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

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	our ability to prosecute, confirm and consummate our proposed Plan;

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	our ability to maintain contracts that are critical to our operations; and

•
risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm our proposed Plan, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our sales of tickets and the relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are unexpectedly protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

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

Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices increased substantially in 2004, 2005 and 2006. In 2006, our average fuel price per gallon rose 19% to $2.04 as compared to an average price of $1.71 in 2005, which was 47% higher than our average price of $1.16 in 2004. In 2003, our average fuel price per gallon was 81.78¢. The fuel costs represented 25%, 23%, and 16% of our operating expenses in 2006, 2005 and 2004, respectively. These increasing costs have had a significant negative effect on our results of operations and financial condition.

Our ability to pass along the increased costs of fuel to our customers is limited by the competitive nature of the airline industry. We often have not been able to increase our fares to fully offset the effect of increased fuel costs in the past and we may not be able to do so in the future.

In addition, our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. To attempt to manage our exposure to changes in fuel prices, we periodically use derivative instruments designated as cash flow hedges, which are comprised of heating oil and jet fuel swap and collar contracts, though we may not be able to successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.

We are currently able to obtain adequate supplies of aircraft fuel, but it is impossible to predict the future availability or price of aircraft fuel. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in additional fuel supply shortages and fuel price increases in the future. Additional increases in fuel costs or disruptions in fuel supplies could have additional negative effects on us.

Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

We will have substantial indebtedness even if our Plan is consummated. Our substantial indebtedness could have important consequences. For example, our substantial indebtedness could:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	reduce our flexibility in planning for or responding to changing business and economic conditions; and/or

•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

In addition, a substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. We have historically had substantial liquidity needs in the operation of our business. These liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. Substantial indebtedness, along with other factors, will limit our ability to obtain financing to meet such liquidity needs.

Our exit financing credit facility will include financial and other covenants that will impose restrictions on our financial and business operations.

As part of the Plan, we expect to enter into an exit financing credit facility with various lenders from whom we have received commitments. This credit facility will contain financial covenants that will require us to maintain a minimum fixed charge ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. In addition, our exit financing credit facility will restrict our ability to, among other things, incur additional secured indebtedness, make investments, sell assets if not in compliance with coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material impact on our operations. In addition, if we fail to comply with the covenants in the exit financing credit facility and are unable to obtain a waiver or amendment, an event of default would result under the exit financing credit facility.

The exit financing credit facility is also expected to contain other events of default customary for financings of this type, including cross defaults to certain other indebtedness and certain change of control events. If an event of default were to occur, the lenders could declare outstanding borrowings under these agreements immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under the exit financing credit facility if accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the exit financing credit facility could also result in an event of default under other indebtedness.

The closing and funding of the exit financing credit facility is subject to the completion of definitive documentation and other conditions.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. Approximately 18% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.

In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, they may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act and the Bankruptcy Code. See Note 1 of the Notes to the Consolidated Financial Statements for information about Comair’s negotiations with its work groups. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups on current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

Our business is heavily dependent on our operations at the Atlanta Airport and at our other hub airports in Cincinnati, JFK and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta airport or at one of the company’s other hubs could have a serious impact on our business, financial condition and results of operations.

We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.

We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in delta.com, check-in kiosks, “Delta Direct” phone banks and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. These initiatives will continue to require significant capital investments in our technology infrastructure to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected.

In addition, any internal technology error or failure or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs. Like all companies, our technology systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.

If we experience further losses of senior management and other key employees, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our financial performance, along with our Chapter 11 proceedings, created uncertainty that led to a significant increase in unwanted attrition. Although unwanted attrition has slowed, we remain at risk of losing additional management talent critical to the successful transformation and ongoing operation of our business. If we experience a substantial turnover in our leadership and other key employees, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

We are facing significant litigation and if any such significant litigation is concluded in a manner adverse to us, our financial condition and operating results could be materially adversely affected.

We are involved in legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. As a result of our Chapter 11 filing, most attempts to collect, secure or enforce remedies with respect to pre-petition claims against the company are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code and certain liabilities could be discharged in the Chapter 11 proceedings. While we cannot reasonably estimate the potential loss for certain of our legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify damages being sought, if the outcome of any significant litigation is adverse to the company and such proceedings are not discharged in the Chapter 11 proceedings, our financial condition and operating results could be materially adversely impacted.

We are at risk of losses and adverse publicity stemming from any accident involving our aircraft.

An aircraft crash or other accident could expose us to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that the insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and harm our business. For a description of the Comair flight 5191 accident, see “Legal Proceedings - Comair Flight 5191” in Item 3.

Any “ownership change” could limit our ability to utilize our net operating losses carryforwards.

Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses carried over from prior years. As of December 31, 2006, we had approximately $7.8 billion of federal and state net operating loss carryforwards.

A corporation’s use of its net operating loss carryforwards is generally limited under section 382 of the Internal Revenue Code if a corporation undergoes an “ownership change.” When an “ownership change” occurs pursuant to the implementation of a plan of reorganization under the Bankruptcy Code, the general limitation under section 382 of the Internal Revenue Code may not apply if certain requirements are satisfied under either section 382(l)(5) or section 382(l)(6) of the Internal Revenue Code. We will experience an “ownership change” in connection with the Plan, but we have not yet determined whether we will be eligible for or rely on the special rule under section 382(l)(5) or the special rule under section 382(l)(6). Assuming we rely on section 382(l)(5) of the Internal Revenue Code, a second “ownership change” within two years from the effective date of the Plan would eliminate completely our ability to utilize our net operating loss carryovers. Regardless of whether we rely on section 382(l)(5) of the Internal Revenue Code, an “ownership change” after the effective date of the Plan could significantly limit our ability to utilize our net operating loss carryforwards for taxable years including or following such “ownership change.”

Transfer restrictions on our stock issued in connection with the Plan may limit the liquidity of our stock.

To reduce the risk of a potential adverse effect on our ability to utilize our net operating loss carryovers, our new certificate of incorporation will contain certain restrictions on the transfer of our stock issued in connection with the Plan. These transfer restrictions will be effective for two years following the effective date of the Plan, subject to extension for an additional three years. These transfer restrictions may adversely affect the ability of certain holders of our stock to dispose of or acquire shares of our stock during the period the restrictions are in place. Furthermore, while the purpose of these transfer restrictions is to prevent an “ownership change” from occurring within the meaning of section 382 of the Internal Revenue Code, no assurance can be given that such an ownership change will not occur.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta and JFK from other carriers. In addition, our operations at our hub airports also compete with operations at the hubs of other airlines that are located in close proximity to our hubs. For example, our hubs in Atlanta, JFK, Cincinnati and Salt Lake City compete with, among others, U.S. Airways’ hubs in Charlotte, Philadelphia, Pittsburgh, and Phoenix, respectively. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets.

The continuing growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the United States has placed significant competitive pressure on us and other network carriers. In addition, other hub-and-spoke carriers such as US Airways and United Airlines reduced their costs through Chapter 11 reorganizations. Our ability to compete effectively with low-cost carriers, restructured carriers and other airlines depends, in part, on our ability to maintain a cost structure that is competitive with those carriers. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001, and our business, financial condition and operating results have been materially adversely affected.

Since the terrorist attacks of September 11, 2001, the airline industry has experienced fundamental and permanent changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, negatively affect us and the airline industry. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry in the United States experienced a prolonged reduction in business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices have increased significantly during the last several years, were at historically high levels for an extended period during 2005 and remained at or near those levels during 2006. Industry capacity has remained high despite these conditions. We expect that all of these conditions will persist.

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

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax. Due to the weak revenue environment, the existing tax has negatively impacted our revenues because we have generally not been able to increase our fares to pass these fees on to our customers. Similarly, the proposed ticket tax increase, if implemented, could negatively impact our revenues.

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

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2007. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Flight Equipment

Our active aircraft fleet at December 31, 2006 is summarized in the following table.

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age
B-737-800	71	—	—	71	6.2
B-757-200	68	32	21	121	15.3
B-767-300	4	1	19	24	16.4
B-767-300ER	50	—	9	59	10.9
B-767-400ER	21	—	—	21	5.8
B-777-200ER	8	—	—	8	6.9
MD-88	63	32	25	120	16.5
MD-90	16	—	—	16	11.1
CRJ-100	20	—	83	103	9.3
CRJ-200	21	—	9	30	4.2
CRJ-700	27	—	—	27	3.4
Total	369	65	166	600	11.4

Our purchase commitments (firm orders) for aircraft as well as options to purchase additional aircraft, as of December 31, 2006, are shown in the tables below.

	Delivery in Calendar Years Ending
Aircraft on Firm Order	2007	2008	2009	2010	Total
B-737-700	—	7	3	—	10
B-737-800	10	7	14	19	50	(1)
B-777-200LR	—	2	3	—	5
Total(2)	10	16	20	19	65

(1)
We have definitive agreements, which were approved by the Bankruptcy Court, with third parties to sell 48 B-737-800 aircraft immediately after those aircraft are delivered to us by the manufacturer starting in 2007. These aircraft are included in the above table because we continue to have a contractual obligation to purchase these aircraft from the manufacturer.

(2)
See Note 8 of the Notes to the Consolidated Financial Statements for information about (a) an agreement we entered into in January 2007 to purchase 30 CRJ-900 aircraft, with options to acquire an additional 30 CRJ-900 aircraft, and (b) letters of intent we have entered into to lease 13 B-757-200ER aircraft from third parties.

	Delivery in Calendar Years Ending
Aircraft on Option(1)	2008	2009	2010	After 2010	Total	Rolling Options
B-737-800	—	—	14	46	60	120
B-767-300/300ER	1	2	2	5	10	2
B-767-400	1	2	2	13	18	—
B-777-200LR	1	—	2	8	11	13
CRJ-200	13	15	5	—	33	—
CRJ-700	11	19	5	—	35	—
Total	27	38	30	72	167	135

(1)
Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised. See Note 8 of the Notes to the Consolidated Financial Statements for information about an agreement we entered into in January 2007 to purchase 30 CRJ-900 aircraft, with options to acquire an additional 30 aircraft.

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

We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports that we serve, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to thirty years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Examples of major leases and use agreements at Delta hub or other significant airports that will expire in the next several years include, among others: (1) Atlanta central passenger terminal lease and the airport use agreement, which expire in 2010; (2) Salt Lake City airport use and lease agreement, which expires in 2008; and (3) LaGuardia terminal lease, which expires in 2008. We also lease aircraft maintenance facilities and air cargo facilities at certain airports, including, among others, our main Atlanta maintenance base, Atlanta air cargo facilities and hangar and air cargo facilities at the Cincinnati/Northern Kentucky International Airport and Salt Lake City International Airport. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticket and reservations offices in certain locations for varying terms. Additional information relating to our leases of our ground facilities is set forth in Note 7 of the Notes to the Consolidated Financial Statements.

In recent years, some airports have increased or sought to increase the rates charged to airlines to levels that we believe are unreasonable. The extent to which such charges are limited by statute or regulation and the ability of airlines to contest such charges has been subject to litigation and to administrative proceedings before the DOT. If the limitations on such charges are relaxed, or the ability of airlines to challenge such proposed rate increases is restricted, the rates charged by airports to airlines may increase substantially.

The City of Atlanta, with our support and the support of other airlines, is currently implementing portions of a ten year capital improvement program (the “CIP”) at the Atlanta Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a new approximately 9,000 foot full-service runway that opened in May 2006, related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated by the City of Atlanta to cost approximately $6.8 billion, which exceeds the $5.4 billion CIP approved by the airlines in 1999. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. Certain elements of the CIP have been delayed, and there is no assurance that the CIP will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact our operations at the Atlanta Airport.

ITEM 3.          LEGAL PROCEEDINGS

Chapter 11 Proceedings

As discussed above, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, then pending litigation against the Debtors was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

Delta Family-Care Savings Plan Litigation

On March 16, 2005, a retired Delta employee filed an amended class action complaint in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2005 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and have moved to dismiss the complaint. The District Court stayed the action against Delta due to the bankruptcy filing and granted the motion to dismiss filed by the individual defendants. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit the District Court’s decision to dismiss the complaint against the individual defendants but voluntarily dismissed this appeal, pending resolution of the automatic stay of their claim against Delta.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against Comair on behalf of at least 36 passengers, including a number of lawsuits that also name Delta as a defendant. Additional lawsuits are anticipated. These lawsuits, which are in preliminary stages, generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. All but four of the lawsuits filed to date have been filed either in the U.S. District Court for the Eastern District of Kentucky or in state court in Fayette County, Kentucky. The cases filed in state court in Kentucky have been or are expected to be removed to federal court. One lawsuit has been filed in the U.S. District Court for the Northern District of New York, one lawsuit has been filed in state court in Broward County, Florida, and two lawsuits have been filed in the U.S. District Court for the District of Kansas. The federal court in New York has ordered the case filed there to be transferred to the federal court in Kentucky. Our motion is currently pending in federal court in Florida to transfer the case filed in Florida to the federal court in Kentucky. We are also seeking to transfer the lawsuits filed in Kansas to the federal court in Kentucky. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

In addition, Comair has filed an action in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the FAA), the Lexington Airport Board and certain other Lexington airport defendants, seeking to apportion potential liability for damages arising from this accident among all responsible parties.

We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability likely to arise from this accident.

***

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

Until October 13, 2005, our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “DAL”. As the result of our bankruptcy proceedings, our common stock was suspended from trading by the NYSE on October 13, 2005 and thereafter delisted by the NYSE. Our common stock is being quoted and, has been quoted since its suspension from the NYSE, on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. The tickler symbol “DALRQ” has been assigned to our common stock for over-the-counter quotations.

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

	High	Low
Fiscal 2005
First Quarter	$7.78	$3.80
Second Quarter	4.39	2.46
Third Quarter	4.10	0.68
Fourth Quarter (through October 13, 2005)	0.87	0.58
Fourth Quarter (from October 13, 2005)	0.89	0.50
Fiscal 2006
First Quarter	$0.88	$0.30
Second Quarter	0.81	0.50
Third Quarter	1.78	0.63
Fourth Quarter	1.77	0.96

As of January 31, 2007, there were approximately 25,270 holders of record of our common stock.

We suspended the payment of dividends on our common stock in 2003. We expect to retain any future earnings to fund our operations and meet our cash and liquidity needs. Therefore, we do not anticipate paying any dividends on our common stock for the foreseeable future.

Current holders of Delta’s common stock and other equity interests will not receive any distributions under the Debtors’ proposed Plan. These equity interests would be cancelled upon the effectiveness of the proposed Plan. Accordingly, we urge that caution be exercised with respect to existing and future investments in Delta’s equity securities and any of Delta’s liabilities or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Summary of Operations(1)
For the years ended December 31,

(in millions, except share data)	2006 (2)	2005 (3)	2004 (4)	2003 (5)	2002 (6)
Operating revenues	$17,171	$16,191	$15,235	$14,308	$13,866
Operating expenses	17,113	18,192	18,543	15,093	15,175
Operating income (loss)	58	(2,001)	(3,308)	(785)	(1,309)
Interest expense, net(7)	(801)	(973)	(787)	(721)	(629)
Miscellaneous income, net(8)	(19)	(1)	94	317	(22)
Gain (loss) on extinguishment of debt, net	—	—	9	—	(42)
Loss before reorganization items, net	(762)	(2,975)	(3,992)	(1,189)	(2,002)
Reorganization items, net	(6,206)	(884)	—	—	—
Loss before income taxes	(6,968)	(3,859)	(3,992)	(1,189)	(2,002)
Income tax benefit (provision)	765	41	(1,206)	416	730
Net loss	(6,203)	(3,818)	(5,198)	(773)	(1,272)
Preferred stock dividends	(2)	(18)	(19)	(17)	(15)
Net loss attributable to common shareowners	$(6,205)	$(3,836)	$(5,217)	$(790)	$(1,287)
Basic and diluted loss per share	$(31.58)	$(23.75)	$(41.07)	$(6.40)	$(10.44)
Dividends declared per common share	$—	$—	$—	$0.05	$0.10

Other Financial and Statistical Data(1)
For the years ended December 31,

	2006 (2)		2005 (3)		2004 (4)		2003 (5)		2002 (6)
Total assets (millions)	$19,622		$20,039		$21,801		$25,939		$24,720
Long-term debt and capital leases (excluding current maturities) (millions)	$6,509		$6,557		$13,005		$11,538		$10,174
Shareowners’ (deficit) equity (millions)	$(13,593)		$(9,895)		$(5,796)		$(659)		$893
Weighted average shares outstanding	196,496,349		161,532,291		127,033,234		123,397,129		123,292,670
Revenue passengers enplaned (thousands)	106,649		118,853		110,000		104,452		107,048
Available seat miles (millions)	147,995		156,793		151,679		139,505		145,232
Revenue passenger miles (millions)	116,133		119,954		113,311		102,301		104,422
Operating revenue per available seat mile	11.60	¢	10.33	¢	10.04	¢	10.26	¢	9.55	¢
Passenger revenue per available seat mile	10.56	¢	9.33	¢	9.09	¢	9.17	¢	8.69	¢
Passenger mile yield	13.46	¢	12.19	¢	12.17	¢	12.73	¢	12.26	¢
Operating cost per available seat mile	11.56	¢	11.60	¢	12.23	¢	10.82	¢	10.45	¢
Passenger load factor	78.5%		76.5%		74.7%		73.3%		71.9%
Breakeven passenger load factor	78.2%		87.0%		92.6%		77.8%		79.3%
Fuel gallons consumed (millions)	2,111		2,492		2,527		2,370		2,514
Average price per fuel gallon, net of hedging activity	$2.04		$1.71		$1.16		$0.82		$0.67
Full-time equivalent employees, end of period	51,300		55,600		69,150		70,600		75,100
(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:
-	Chautauqua Airlines, Inc. and SkyWest Airlines, Inc. for all periods presented,
-	Shuttle America Corporation for the year ended December 31, 2006 and from September 1 through December 31, 2005,
-	Atlantic Southeast Airlines for the year ended December 31, 2006 and from September 8 through December 31, 2005,
-	Freedom Airlines, Inc. for the year ended December 31, 2006 and from October 1, 2005 through December 31, 2005, and
-	Flyi, Inc (formerly Atlantic Coast Airlines) from January 1, 2002 through November 1, 2004.

(2)
Includes a $6.2 billion charge or $31.58 diluted EPS for reorganization costs; $310 million of noncash charges or $1.58 diluted EPS associated with certain accounting adjustments; and a $765 million income tax benefit or $3.89 diluted EPS (see Item 7).

(3)
Includes an $888 million charge or $5.49 diluted EPS for restructuring, asset writedowns, pension settlements and related items, net and an $884 million charge or $5.47 diluted EPS for reorganization costs (see Item 7).

(4)
Includes a $1.9 billion charge or $14.76 diluted EPS related to the impairment of intangible assets; a $1.2 billion charge or $9.51 diluted EPS for deferred income tax valuation; a $123 million gain, or $0.97 diluted EPS from the sale of investments; and a $41 million gain or $0.33 diluted EPS from restructuring, asset writedowns, pension settlements and related items, net (see Item 7).

(5)
Includes a $268 million charge ($169 million net of tax, or $1.37 diluted EPS) for restructuring, asset writedowns, pension settlements and related items, net; a $398 million gain ($251 million net of tax, or $2.03 diluted EPS) for reimbursements received under the Emergency Wartime Supplemental Appropriations Act; compensation; and a $304 million gain ($191 million net of tax, or $1.55 diluted EPS) for certain other income and expense items.

(6)
Includes a $439 million charge ($277 million net of tax, or $2.25 diluted EPS) for restructuring, asset writedowns, and related items, net; a $34 million gain ($22 million net of tax, or $0.17 diluted EPS) for compensation under the Air Transportation Safety and System Stabilization Act; and a $94 million charge ($59 million net of tax, or $0.47 diluted EPS) for certain other income and expense items.

(7)	Includes interest income.

(8)	Includes (losses) gains from the sale of investments and fuel hedging activity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

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

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-K, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code.

On December 19, 2006, we filed with the Bankruptcy Court our Plan of Reorganization and a related Disclosure Statement, which contemplate that Delta will emerge from Chapter 11 as an independent airline. The Plan of Reorganization, as amended (the “Plan”), addresses various subjects with respect to the Debtors, including the resolution of pre-petition obligations, as well as the capital structure and corporate governance after exit from Chapter 11.

The Plan provides that most holders of allowed unsecured claims against the Debtors will receive common stock of reorganized Delta in satisfaction of their claims. Some holders of allowed unsecured claims against the Debtors would have the right to request cash proceeds of sales of common stock of reorganized Delta in lieu of such stock, and certain others would receive cash in satisfaction of their claims. Current holders of Delta’s equity interests would not receive any distributions, and their equity interests would be cancelled once the Plan becomes effective.

On February 7, 2007, the Bankruptcy Court approved the amended Disclosure Statement, and authorized the Debtors to begin soliciting votes from creditors to approve the Plan. The official committee of unsecured creditors (the “Creditors Committee”) and the two official retiree committees appointed in the Debtors’ Chapter 11 proceedings each support the Plan. To be accepted by holders of claims against the Debtors, the Plan must be approved by at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class.

April 9, 2007 is the deadline for creditors to vote on the Plan. The Bankruptcy Court has scheduled a confirmation hearing on April 25, 2007 to consider approval of the Plan. If the Plan is approved by the creditors and confirmed by the Bankruptcy Court, the Debtors are planning to emerge from Chapter 11 shortly thereafter.

For additional information regarding the Debtors’ Chapter 11 proceedings, see Note 1 of the Notes to the Consolidated Financial Statements.

Overview of 2006 Results

In 2006, we recorded a net loss of $6.2 billion, which is primarily attributable to a $6.2 billion charge to reorganization items, net. Our 2006 financial results also include a $765 million income tax benefit associated with the reversal of certain income tax valuation allowances and a $310 million noncash charge associated with certain accounting adjustments. For additional information about these matters, see “Results of Operations - 2006 Compared to 2005” and “Basis of Presentation of Consolidated Financial Statements - Accounting Adjustments” below.

From an operational perspective, we reported operating income of $58 million in 2006, a $2.1 billion improvement in operating results compared to 2005 and our first annual operating profit since 2000. This improvement is due in large part to revenue increases and cost reductions we have achieved during our Chapter 11 reorganization from revenue and network productivity improvements, in-court restructuring initiatives and labor cost reductions.

During 2006, we also strengthened our liquidity. Cash and cash equivalents and short-term investments totaled $2.6 billion at December 31, 2006, compared to $2.0 billion at December 31, 2005.

Our Business Plan

Our reorganization in Chapter 11 has involved a fundamental transformation of our business. Shortly after the Petition Date, we outlined a business plan intended to make Delta a simpler, more efficient and more customer focused airline with an improved financial condition.

Restructuring Business Plan

As part of the Chapter 11 reorganization process, we were seeking $3.0 billion in annual financial improvements by the end of 2007. As of December 31, 2006, we reached that goal and these improvements are reflected in our Consolidated Financial Statements for 2006.  We expect we will achieve additional financial improvements in 2007. The $3.0 billion in annual financial improvements under our restructuring business plan is a result of (1) revenue and network productivity improvements, (2) in-court restructuring initiatives and (3) labor cost reductions. Some of our accomplishments in these areas are described below.

Revenue and Network Productivity Improvements. Key initiatives accomplished by the end of 2006 in the area of revenue and network productivity improvements include:

•	simplifying our fleet, including retiring four aircraft types;

•	right-sizing capacity to better meet customer demand, including utilizing smaller aircraft in domestic operations, which reduced domestic mainline capacity by 16% in 2006 compared to 2005;

•	growing our international presence by shifting wide-body aircraft from domestic to international operations, which increased international capacity by 21% in 2006 compared to 2005; and

•	increasing point-to-point flying and right-sizing and simplifying our domestic hubs to achieve a greater local traffic mix.

We strengthened our domestic hubs and are continuing to increase international service. For example, in 2006, we added more than 50 new daily flights to 20 cities in 18 countries in Europe and other countries such as India and Israel, capitalizing on our international gateways at Hartsfield-Jackson Atlanta International Airport, which is the world’s largest hub, and John F. Kennedy International Airport in New York. In addition, we offer more than 600 weekly flights to 58 destinations in Latin America and the Caribbean.

In-Court Restructuring Initiatives. Our business plan includes annual cost reductions through in-court initiatives such as debt restructurings, lease and facility restructurings, aircraft lease renegotiations and rejections, vendor contract renegotiations and retiree healthcare benefit modifications. Some of our accomplishments through the end of 2006 include:

•	restructuring our fleet by rejecting, returning or selling approximately 188 aircraft; and

•
making cost-saving progress on many facility agreements, including a review of approximately 55 locations. We have rejected or restructured leases at various airports, including Dallas, Orlando and Tampa.

Labor Cost Reductions. Our business plan includes annual benefits through reduced employment costs. During our Chapter 11 proceedings, by the end of 2006, we had:

•
reached an agreement with the Air Line Pilots Association, International (“ALPA”) under which we expect to receive approximately $280 million in average annual pilot labor cost savings between June 1, 2006 and December 31, 2009 from changes in pilot pay rates, benefits and work rules. This excludes savings we will achieve from the termination of the primary qualified defined benefit pension plan for pilots (“Pilot Plan”) and the related non-qualified plans;

•
implemented plans designed to achieve more than $600 million per year in non-pilot employment cost reductions. These cost reductions included charges to pay and benefits for non-pilot employees and staffing reductions;

•
reached agreements with committees representing our retired pilots and retired non-pilot employees that provide us with approximately $50 million in annual savings from changes to retiree healthcare benefit coverage;

•
advocated successfully for pension reform legislation, culminating in the Pension Protection Act. As a result, we intend to preserve our defined benefit pension plan for active and retired non-pilot employees;

•	reached agreement with the Pension Benefit Guaranty Corporation (the “PBGC”) regarding the termination of the Pilot Plan; and

•	implemented an enhanced profit-sharing plan that will allow employees to share in our future success.

Emergence Business Plan

As a result of our reorganization, we expect to emerge from bankruptcy as a competitive, standalone airline with a global network. We intend to be the airline of choice for customers by continuing to improve the customer experience on the ground and in the air. Our business strategy touches all facets of our operations - the destinations we will serve, the way we will serve our customers, and the fleet we will operate - in order to earn customer preference and continue to improve revenue performance. At the same time, we intend to remain focused on maintaining the competitive cost structure we have obtained from our reorganization to improve our financial position and pursue long-term stability as a standalone carrier.

Important aspects of our emergence business strategy include the following:

•
Leveraging Network Strength to Provide Expanded International Service. We will continue to focus on international growth. With our geographically-balanced hubs, we believe we are well-positioned for international growth from the U.S. to Europe and Latin America. In addition, we expect our hubs will help us increase service to Africa and Asia.

•
Maintaining Focus on Improving the Customer Experience. Our focus on safety will remain our top priority. We are also committed to continuous improvement throughout our operations to earn our customers’ preference. We have renewed our focus on improving our product and customer service through aircraft cabin and airport improvements.

•
Maximizing a Streamlined and Upgraded Fleet. We are supporting the ongoing changes to our network by bolstering our internationally-capable mainline fleet. We plan to pursue additional strategic improvements to our fleet by adding high-performance aircraft that will enable us to serve new destinations with appropriate capacity. We have announced plans to add 28 internationally capable aircraft scheduled for delivery in 2007 through 2009.

•
Capturing the Benefit of Competitive Cost Structure. Through initiatives undertaken during the Chapter 11 proceedings and previous productivity initiatives, we currently have one of the lowest mainline unit cost structures of any full service carrier. These efforts have resulted in reduced costs throughout our organization, including reductions in employment costs, retiree pension and healthcare costs and aircraft fleet costs. We recognize that, to succeed, we must maintain the competitive unit cost structure that we developed through our restructuring efforts.

•
Generating Cash Flow from Operations Necessary to Fund Capital Expenditures and Reduce Debt. Over an extended period following emergence from Chapter 11, we intend to balance long-term operating growth with overall credit improvement. At emergence from bankruptcy, we expect to have significantly reduced our total debt from pre-petition levels. Ongoing improvements to our financial condition are, however, necessary for us to withstand industry and economic volatility and to have favorable, consistent access to capital markets.

Unsolicited Merger Proposal

On November 15, 2006, US Airways Group, Inc. (“US Airways”) publicly announced an unsolicited proposal to engage in a merger transaction with us (the “US Airways Proposal”).

Under the original US Airways Proposal, the holders of unsecured claims in our bankruptcy cases would have received $4.0 billion in cash and 78.5 million shares of US Airways common stock. In addition, US Airways contemplated that our debtor-in-possession financing agreements and all other allowed secured claims and administrative claims in our bankruptcy cases would be assumed or paid in full. The US Airways Proposal was conditioned on satisfactory completion of a due diligence investigation on us, the Bankruptcy Court’s approval of a mutually agreeable plan of reorganization predicated upon a merger, regulatory approvals and approval by the shareholders of US Airways.

On December 15, 2006, our Board of Directors unanimously determined that the US Airways Proposal was inadequate, presented unacceptably high risk that it could not be consummated in the manner suggested by US Airways, was not in our best interests or in the best interests of our creditors, as well as our other stakeholders, and rejected the US Airways Proposal. The Board of Directors also determined that our interest and that of our creditors would be best served if we proceeded with filing the Plan, together with the Disclosure Statement, with the Bankruptcy Court. This decision by our Board of Directors was made after careful consideration and extensive review and consultation with its legal and financial advisors.

On January 10, 2007, US Airways increased its offer to merge with us and set forth a revised proposal (the “Revised US Airways Proposal”) under which the holders of our unsecured claims would have received $5.0 billion in cash and 89.5 million shares of US Airways common stock. US Airways said that the Revised US Airways Proposal would expire on February 1, 2007 unless, prior to that date, there was affirmative creditor support for the commencement of due diligence, the required filings under the Hart-Scott-Rodino Antitrust Improvements Act had been made and the hearing on the Disclosure Statement scheduled for February 7, 2007 had been adjourned.

On January 31, 2007, the Creditors Committee announced support for our standalone Plan of Reorganization. The Creditors Committee said that it had considered various factors, including the risks associated with, and the likelihood of a successful consummation of, the Revised US Airways Proposal and the Plan in reaching its conclusion in favor of the standalone Plan of Reorganization. Following this announcement, US Airways withdrew its proposal.

Basis of Presentation of Consolidated Financial Statements

Our Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including the provisions of American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Due to our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty.  Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern. Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with SOP 90-7 which will result in our becoming a new entity for financial reporting purposes.  The adoption of fresh start reporting may have a material impact on the consolidated financial statements of the new financial reporting entity.

The accompanying Consolidated Financial Statements do not reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made in our business.

Sale of ASA

On September 7, 2005, we sold Atlantic Southeast Airlines, Inc. (“ASA”), our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”). After the sale, the revenue and expenses related to our contract carrier agreement with ASA are reported as regional affiliates passenger revenues and contract carrier arrangements, respectively, in our Consolidated Statements of Operations. Prior to the sale, expenses related to ASA were reported in the applicable expense line item in our Consolidated Statements of Operations. See Note 11 of the Notes to the Consolidated Financial Statement for additional information on the sale of ASA.

Accounting Adjustments

During 2006, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Consolidated Financial Statements that are reflected in our results for the year ended December 31, 2006. These adjustments resulted in an aggregate net noncash charge approximating $310 million to our Consolidated Statement of Operations, consisting primarily of:

•
A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at John F. Kennedy International Airport in New York. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”).

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

We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for each of the years ended December 31, 2006, 2005 and 2004. In making this assessment, we considered qualitative and quantitative factors, including the substantial net loss in each of these three years, the noncash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of each of these three years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.

Results of Operations — 2006 Compared to 2005

Net Loss

Our consolidated net loss was $6.2 billion in 2006 and $3.8 billion in 2005. The net loss for 2006 includes (1) a $6.2 billion charge to reorganization items, net (see “Reorganization Items, Net” below”), (2) $310 million of noncash charges associated with certain accounting adjustments (see “Accounting Adjustments” above) and (3) a $765 million income tax benefit (see “Income Tax Benefit” below). As discussed below, the net loss for 2005 includes an $888 million charge to restructuring, asset writedowns, pension settlements and related items, net and an $884 million charge to reorganization items, net.

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2006	2005
Operating Revenue:
Passenger:
Mainline	$11,773	$11,399	$374	3%
Regional affiliates	3,853	3,225	628	19%
Total passenger revenue	15,626	14,624	1,002	7%
Cargo	498	524	(26)	(5)%
Other, net	1,047	1,043	4	0%
Total operating revenue	$17,171	$16,191	$980	6%

Operating revenue totaled $17.2 billion for the year ended December 31, 2006, a $980 million, or 6%, increase compared to the year ended December 31, 2005. Passenger revenue increased 7% while capacity decreased 6%. The increase in passenger revenue is due to a rise of 10% and 13% in passenger mile yield and passenger revenue per available seat mile (“Passenger RASM”), respectively, from fare increases that reflect strong passenger demand as well as actions we have taken since our Chapter 11 filing to achieve revenue and network productivity improvements. Passenger revenue and other, net revenue were negatively impacted by certain Accounting Adjustments discussed above. Passenger revenue of regional affiliates increased due to (1) a change in how we classify ASA’s revenues as a result of its sale to SkyWest and (2) new contract carrier agreements with Shuttle America Corporation (“Shuttle America”) and Freedom Airlines, Inc. (“Freedom”), effective September 1, 2005 and October 1, 2005, respectively.

	Year Ended	Increase (Decrease)
	December 31, 2006	Year Ended December 31, 2006 vs. 2005
	Passenger	Passenger			Passenger	Load
(in millions)	Revenue	Revenue	RPMs	Yield	RASM	Factor
Passenger Revenue:
North American passenger revenue	$11,787	2%	(10)%	14%	18%	2.8
International passenger revenue	3,719	24%	20%	3%	2%	(0.6)
Charter revenue	120	2%	(21)%	28%	12%	(5.3)
Total passenger revenue	$15,626	7%	(3)%	10%	13%	2.0

North American Passenger Revenue. North American passenger revenue increased 2%, driven by a 14% increase in passenger mile yield and a 2.8 point increase in load factor which were partially offset by a 13% decline in capacity. Passenger RASM increased 18%. The decline in capacity, partially offset by the increase in load factor, resulted in a 10% decline in revenue passenger miles (“RPMs”), or traffic. The increases in passenger revenue, passenger mile yield and Passenger RASM reflect (1) fare increases implemented as part of the improved industry revenue environment and (2) the positive impact of our strategic initiatives, including right-sizing capacity to better meet customer demand and increasing point-to-point flying and simplifying our domestic hubs to achieve a greater local traffic mix.

International Passenger Revenue. International passenger revenue increased 24%, generated by a 20% increase in RPMs from a 21% increase in capacity. The passenger mile yield and Passenger RASM increased 3% and 2%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network.

Operating Expense

	Year Ended December 31,		Increase	% Increase
(in millions)	2006	2005	(Decrease)	(Decrease)
Operating Expense:
Aircraft fuel	$4,319	$4,271	$48	1%
Salaries and related costs	4,128	5,058	(930)	(18)%
Contract carrier arrangements	2,656	1,318	1,338	102%
Depreciation and amortization	1,276	1,273	3	0%
Contracted services	1,083	1,096	(13)	(1)%
Passenger commissions and other selling expenses	888	948	(60)	(6)%
Landing fees and other rents	865	863	2	0%
Aircraft maintenance materials and outside repairs	735	776	(41)	(5)%
Passenger service	328	345	(17)	(5)%
Aircraft rent	316	541	(225)	(42)%
Restructuring, asset writedowns, pension settlements and related items, net	13	888	(875)	(99)%
Other	506	815	(309)	(38)%
Total operating expense	$17,113	$18,192	$(1,079)	(6)%

Operating expense was $17.1 billion for the year ended December 31, 2006, a $1.1 billion, or 6%, decrease compared to the year ended December 31, 2005. As discussed below, the decrease in operating expense was primarily due to a decrease in 2006 in (1) salaries and related costs, (2) charges related to restructuring, asset writedowns, pension settlements and related items, net, (3) aircraft rent and (4) other expenses. These decreases were partially offset by (1) higher contract carrier arrangements expense primarily due to a change in how we classify ASA expense as a result of our sale of ASA on September 7, 2005, (2) certain Accounting Adjustments discussed above and (3) an increase in aircraft fuel prices.

Operating capacity decreased 6% to 148 billion available seat miles primarily due to the reduction of our aircraft fleet as part of our business plan initiatives. Operating cost per available seat mile decreased less than 1% to 11.56¢, because the decrease in total operating expense discussed above was offset by the reduction in operating capacity.

Aircraft fuel. Aircraft fuel expense increased due to higher fuel prices despite reduced consumption. Our average fuel price per gallon increased 19% to $2.04. Fuel gallons consumed decreased 15% due to a reduction in Mainline capacity and our sale of ASA. As a result of this sale, ASA’s fuel gallons are no longer part of our fuel gallons consumed. Aircraft fuel expense includes fuel hedge losses of $108 million in 2006.

Salaries and related costs. The decrease in salaries and related costs primarily reflects a 12% decline due to lower Mainline headcount and our sale of ASA, and a 9% decrease from salary rate and benefit cost reductions for our pilot and non-pilot employees, partially offset by certain Accounting Adjustments discussed above.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) a 73% increase from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) an 18% increase from new contract carrier agreements with Shuttle America and Freedom.

Landing fees and other rents. Landing fees and other rents remained relatively constant because (1) a 4% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest and (2) a net 4% decrease due to our shifting of capacity from domestic to international, were offset by certain Accounting Adjustments discussed above.

Aircraft rent. The decline in aircraft rent expense is primarily due to a 29% decrease from the renegotiation and rejection of certain leases in connection with our restructuring efforts and an 8% decrease from the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Restructuring, asset writedowns, pension settlements and related items, net. For 2006, restructuring, asset writedowns, pension settlements and related items, net totaled a $13 million charge, primarily due to the following:

•
Workforce Reduction. A $29 million charge related to our decision in 2005 to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007, which has been substantially completed. This charge was partially offset by a $21 million reduction in accruals associated with prior year workforce reduction programs.

For 2005, restructuring, asset writedowns, pension settlements and related items, net totaled an $888 million charge consisting of the following:

•
Pension curtailment charge. A $447 million curtailment charge related to the Pilot and Non-pilot Plans. This charge relates to the freeze of service accruals under the Pilot Plan effective December 31, 2004, and the impact of the planned reduction of 6,000 to 7,000 jobs announced in November 2004 on the Non-pilot Plan (see Note 10 of the Notes to the Consolidated Financial Statements).

•
Pension settlements. $388 million in settlement charges primarily related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distributions from plan assets (see Note 10 of the Notes to the Consolidated Financial Statements).

•
Workforce reduction. A $46 million charge related to our decision in 2005 to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007, which has been substantially completed. This charge was offset by a net $3 million reduction in accruals associated with prior year workforce reduction programs.

•	Asset charges. A $10 million charge related to the removal from service of six B-737-200 aircraft prior to their lease expiration dates.

Other. The decrease in other operating expense primarily reflects (1) a 12% decrease due to an adjustment related to certain nonincome tax reserves, (2) a 10% decrease from certain Accounting Adjustments discussed above and (3) an 8% decrease related to the change in how we classify ASA’s expenses as a result of its sale to SkyWest.

Operating Income (Loss) and Operating Margin

We reported operating income of $58 million for the year ended December 31, 2006, compared to an operating loss of $2.0 billion for the year ended December 31, 2005. Operating margin, which is the ratio of operating income (loss) to operating revenues, was less than 1% and (12%) for 2006 and 2005, respectively.

Other (Expense) Income

Other expense, net for 2006 was $820 million, compared to $974 million for 2005. This change is substantially attributable to a 16%, or $162 million, decrease in interest expense which was partially offset by a $19 million increase in miscellaneous, net expense primarily associated with our fuel hedge positions.

The reduction in interest expense is primarily attributable to a $206 million decrease due to the accounting treatment of certain interest charges under our Chapter 11 proceedings in accordance with SOP 90-7 (see Note 2 of the Notes to the Consolidated Financial Statements). The decrease in interest expense was partially offset by a $97 million increase from a higher level of debt outstanding and higher interest rates.

The increase in miscellaneous, net expense is primarily due to charges related to the ineffective portion of our fuel hedge positions accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For additional information about our fuel hedge positions, see Note 2 of the Notes to the Consolidated Financial Statements.

Reorganization Items, Net

Reorganization items, net totaled a $6.2 billion charge for 2006, primarily consisting of the following:

•
Pilot pension termination. $2.2 billion and $801 million allowed general, unsecured pre-petition claims in connection with our settlement agreements with the PBGC and a group representing retired pilots, respectively. Charges for these claims were offset by $1.3 billion in settlement gains associated with the derecognition of previously recorded Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination. For additional information regarding these settlement agreements and the termination of these plans, see Note 10 of the Notes to the Consolidated Financial Statements.

•
Pilot collective bargaining agreement. A $2.1 billion allowed general, unsecured pre-petition claim in connection with our comprehensive agreement with ALPA reducing our pilot labor costs. For additional information regarding this agreement, see Note 1 of the Notes to the Consolidated Financial Statements.

•	Aircraft financing renegotiations and rejections. $1.7 billion of estimated claims associated with restructuring the financing arrangements for 188 aircraft and the rejection of 16 aircraft leases.

•
Retiree healthcare benefit claims. $539 million of allowed general, unsecured pre-petition claims in connection with agreements that we reached with committees representing both pilot and non-pilot retired employees reducing their postretirement healthcare benefits. For additional information regarding these agreements, see Note 10 of the Notes to the Consolidated Financial Statements.

Reorganization items, net totaled an $884 million charge for 2005, primarily consisting of the following:

•
Aircraft financing renegotiations, rejections and repossessions. A $611 million charge for estimated claims associated with restructuring the financing arrangements for seven aircraft, the rejection of 50 aircraft leases and the repossession of 15 aircraft.

•
Debt issuance and discount costs. A $163 million charge associated with the write-off of certain debt issuance costs and discounts in conjunction with the valuation of our unsecured and undersecured debt.

•	Facility leases. An $88 million charge for estimated claims in connection with the rejection of certain unexpired facility leases and the related bond obligations.

Income Tax Benefit

For 2006, we recorded an income tax benefit totaling $765 million. The amount primarily reflects a decrease to our deferred tax asset valuation allowances from the reversal of accrued pension liabilities associated with the derecognition of previously recorded Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination.

For 2005, we recorded an income tax benefit totaling $41 million. The amount is primarily the result of a $1.6 billion adjustment to our deferred tax asset valuation allowance due to increases in the deferred tax asset related to our additional minimum pension liability and net operating loss carryforwards.

For additional information about the income tax valuation allowance, see Note 9 of the Notes to the Consolidated Financial Statements.

Results of Operations — 2005 Compared to 2004

Net Loss

Our consolidated net loss was $3.8 billion in 2005 and $5.2 billion in 2004. The net loss for 2005 includes an $888 million charge to restructuring, asset writedowns, pension settlements and related items, net (see “Restructuring, asset writedowns, pension settlements and related items, net” below) and an $884 million charge to reorganization items, net (see “Reorganization Items, Net” above). As discussed below, the net loss for 2004 includes a $1.9 billion impairment of intangible assets related to the write-off of goodwill associated with ASA and Comair and a $1.2 billion income tax provision primarily related to recording a valuation allowance for our deferred income tax assets.

Operating Revenue

	Year Ended December 31,		Increase	% Increase
(in millions)	2005	2004	(Decrease)	(Decrease)
Operating Revenue:
Passenger:
Mainline	$11,399	$10,880	$519	5%
Regional affiliates	3,225	2,910	315	11%
Total passenger revenue	14,624	13,790	834	6%
Cargo	524	500	24	5%
Other, net	1,043	945	98	10%
Total operating revenue	$16,191	$15,235	$956	6%

Operating revenue totaled $16.2 billion for the year ended December 31, 2005, a $956 million, or 6%, increase compared to the year ended December 31, 2004. Passenger revenue increased 6% on a 3% increase in capacity. The increase in passenger revenue reflects a 6% rise in RPMs and a flat passenger mile yield. The relatively constant passenger mile yield reflects our lack of pricing power due to the continuing growth of low-cost carriers with which we compete in most of our domestic markets, high industry capacity and price sensitivity by our customers, enhanced by the availability of airline fare information on the Internet. During the fourth quarter of 2005, passenger mile yield increased 8% compared to the fourth quarter of 2004, which reflects a general improvement in the overall business environment and the structural changes we made to strengthen our route network since our Chapter 11 filing.

	Year Ended December 31, 2005	Increase (Decrease) Year Ended December 31, 2005 vs. 2004
	Passenger	Passenger			Passenger	Load
(in millions)	Revenue	Revenue	RPMs	Yield	RASM	Factor
Passenger Revenue:
North American passenger revenue	$11,503	4%	4%	—	3%	2.2
International passenger revenue	3,003	17%	13%	4%	4%	—
Charter revenue	118	(2)%	(25)%	30%	20%	(3.6)
Total passenger revenue	$14,624	6%	6%	—	3%	1.8

North American Passenger Revenue. North American passenger revenue increased 4% due to increased traffic in 2005. In the first half of 2005 yields averaged 5% below the first half of 2004, while in the second half of 2005 yields averaged 5% higher than the second half of 2004.

International Passenger Revenue. Higher international passenger revenue reflects a capacity increase of 13%. RPMs also increased 13%, while passenger mile yield increased 4%. Passenger RASM increased 4% to 8.45¢ and load factor remained consistent with the prior year. These increases reflect increases in service to international destinations, primarily in transatlantic markets.

Operating Expense

	Year Ended December 31,		Increase	% Increase
(in millions)	2005	2004	(Decrease)	(Decrease)
Operating Expense:
Salaries and related costs	$5,058	$6,338	$(1,280)	(20)%
Aircraft fuel	4,271	2,924	1,347	46%
Depreciation and amortization	1,273	1,244	29	2%
Contracted services	1,096	999	97	10%
Contract carrier arrangements	1,318	932	386	41%
Landing fees and other rents	863	875	(12)	(1)%
Aircraft maintenance materials and outside repairs	776	681	95	14%
Aircraft rent	541	716	(175)	(24)%
Passenger commissions and other selling expenses	948	939	9	1%
Passenger service	345	349	(4)	(1)%
Impairment of intangible assets	—	1,875	(1,875)	NM
Restructuring, asset writedowns, pension settlements and related items, net	888	(41)	929	NM
Other	815	712	103	14%
Total operating expense	$18,192	$18,543	$(351)	(2)%

Operating expense for 2005 was $18.2 billion, which includes an $888 million charge for restructuring, asset writedowns, pension settlements and related items, net. Operating expense for 2004 totaled $18.5 billion, which includes a $1.9 billion impairment of intangible assets related to the write-off of goodwill associated with ASA and Comair. For additional information about this charge, see Note 5 of the Notes to the Consolidated Financial Statements.

Operating capacity for 2005 increased 3% to 157 billion available seat miles, primarily due to operational efficiencies from the redesign of our Atlanta hub from a banked to a continuous hub, which allowed us to increase system-wide capacity with no additional Mainline aircraft. Operating cost per available seat mile decreased 5% to 11.60¢.

Salaries and related costs. The decrease in salaries and related costs includes a 17% decrease from salary rate reductions for our pilot and non-pilot employees and a 7% decline due to lower headcount.

Aircraft fuel. Aircraft fuel expense increased $1.3 billion, or 46%, driven by higher fuel prices, which were slightly offset by a reduction in total gallons consumed due to our sale of ASA to SkyWest on September 7, 2005. Our average fuel price per gallon increased 47% to $1.71 while total gallons consumed decreased 1%. Fare increases implemented during 2005 in response to rising aircraft fuel prices offset only a small portion of those cost increases. During 2005, we had no significant hedges or contractual arrangements to reduce our fuel costs below market levels. Our fuel expense is shown net of fuel hedge gains of $105 million in 2004.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) a change in how we account for ASA’s expenses as a result of its sale to SkyWest and (2) new contract carrier agreements with Shuttle America and Freedom. These increases were partially offset by the termination of our contract carrier arrangement with Flyi, Inc. in 2004.

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

Restructuring, asset writedowns, pension settlements and related items, net. For 2005, restructuring, asset writedowns, pension settlements and related items, net totaled an $888 million charge consisting of the following:

•
Pension Curtailment Charge. A $447 million curtailment charge related to our Pilot Plan and Non-pilot Plan. This charge relates to the freeze of service accruals under the Pilot Plan effective December 31, 2004 and the impact of the planned reduction of 6,000 to 7,000 jobs announced in November 2004 on the Non-pilot Plan (see Note 10 of the Notes to the Consolidated Financial Statements).

•
Pension Settlements. $388 million in settlement charges primarily related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distributions from plan assets (see Note 10 of the Notes to the Consolidated Financial Statements).

•
Workforce Reduction. A $46 million charge related to our decision in 2005 to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007, which has been substantially completed. This charge was offset by a net $3 million reduction in accruals associated with prior year workforce reduction programs.

•	Asset Charges. A $10 million charge related to the removal from service of six B-737-200 aircraft prior to their lease expiration dates.

For 2004, restructuring, asset writedowns, pension settlements and related items, net totaled a $41 million gain consisting of the following:

•
Elimination of Retiree Healthcare Subsidy. A $527 million gain related to our decision to eliminate the company provided healthcare coverage subsidy for employees who retire after January 1, 2006 (see Note 10 of the Notes to the Consolidated Financial Statements).

•
Pension Settlements. $251 million in settlement charges related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distribution from plan assets (see Note 10 of the Notes to the Consolidated Financial Statements).

•
Workforce Reduction. A $194 million charge related to our decision to reduce staffing by approximately 6,000 to 7,000 jobs by December 2005. This charge included charges of $152 million related to special termination benefits and $42 million related to employee severance (see Note 10 of the Notes to the Consolidated Financial Statements).

•
Asset Charges. A $41 million aircraft impairment charge related to our agreement to sell eight owned MD-11 aircraft. In October 2004, we sold these aircraft and related inventory to a third party for $227 million.

Other. The increase in other operating expense primarily reflects a 13% rise due to the increase of incremental costs associated with our SkyMiles frequent flyer program and a 5% increase from higher fuel taxes. These increases were partially offset by the impact of our sale of ASA. For additional information regarding our SkyMiles frequent flyer program, see Note 2 of the Notes to the Consolidated Financial Statements.

Other (Expense) Income

Other expenses, net for 2005 increased 42% to $974 million, compared to $684 million for 2004. This change is substantially attributable to a 25%, or $208 million, increase in interest expense in 2005 and a gain from sale of investments which we recognized in 2004.

Interest expense increased primarily due to a 31% increase from higher levels of debt outstanding and higher interest rates as well as a 10% rise due to additional interest related to the reclassification of certain aircraft leases from operating leases to capital leases as a result of renegotiations during the December 2004 quarter (see discussion of aircraft rent expense above). These increases were offset by a 15% decrease due to the accounting treatment of certain interest charges under our Chapter 11 proceedings in accordance with SOP 90-7.

Gain from sale of investments was $123 million for 2004 primarily due to the sale of our remaining equity interest in Orbitz, Inc. For additional information about this sale, see Note 2 of the Notes to the Consolidated Financial Statements.

Reorganization Items, Net

Reorganization items, net totaled an $884 million charge for 2005.  See “Results of Operations - 2006 Compared to 2005” for additional information on these items.

Income Tax Benefit (Provision)

In 2004, we recorded a valuation allowance on our net deferred tax assets because we determined it was more likely than not that we would not be able to realize the benefit of those tax assets. In 2005, we increased our valuation allowance by approximately $1.6 billion. For additional information about the income tax valuation allowance, see Note 9 of the Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

During our Chapter 11 proceedings, we entered into a number of agreements related to financing arrangements and settlements of pre-petition claims. For a description of the arrangements that had an effect on our liquidity, see Notes 6 and 8 of the Notes to the Consolidated Financial Statements.

On January 30, 2007, we secured commitments for a $2.5 billion exit financing facility (“Exit Facility”) to be used in connection with our plan to exit bankruptcy in the second quarter of 2007. For further information about the Exit Facility, see Note 6 of the Notes to the Consolidated Financial Statements.

We have obligations under our agreement with ALPA and the PBGC Settlement Agreement to issue an aggregate of $875 million of new unsecured notes. For further information about our agreement with ALPA and the PBGC Settlement Agreement, see Notes 1 and 10 of the Notes to the Consolidated Financial Statements.

Our Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility include certain affirmative, negative and financial covenants. We were in compliance with these covenant requirements at December 31, 2006 and 2005.

Sources and Uses of Cash

We expect to meet our cash needs for 2007 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. As discussed in Note 6 of the Notes to the Consolidated Financial Statements, we have obtained commitments for a $2.5 billion Exit Facility in connection with our plan to exit bankruptcy in the second quarter of 2007.

Our cash and cash equivalents and short-term investments were $2.6 billion at December 31, 2006, compared to $2.0 billion at December 31, 2005. Restricted cash totaled $802 million and $928 million at December 31, 2006 and 2005, respectively. Cash and cash equivalents at December 31, 2006 and 2005 include $156 million and $155 million, respectively, which is set aside for the payment of certain operational taxes and fees to various governmental authorities.

Cash flows from operating activities

Cash provided by operating activities was $993 million for the year ended December 31, 2006, an increase of $1.3 billion and $2.0 billion compared to the years ended December 31, 2005 and 2004, respectively. Cash provided by operating activities in 2006 reflects an increase of $401 million and $2.0 billion in working capital compared to 2005 and 2004, respectively. These increases are primarily a result of revenue and network productivity improvements, in-court restructuring initiatives and labor cost reductions implemented in connection with our restructuring business plan during our Chapter 11 proceedings and an improved revenue environment. For additional information regarding our restructuring business plan and operational performance, see “Our Business Plan,”  “Results of Operations - 2006 Compared to 2005,” and “Results of Operations — 2005 Compared to 2004,” respectively.

Our 2006 cash flows from operating activities also includes a $116 million decrease in our restricted cash balance primarily due to a release of cash from restricted to operating as a result of agreements we reached with certain vendors.  In 2005, our restricted cash balance increased significantly primarily due to cash holdbacks associated with our Visa/MasterCard credit card processing agreement.  For the year ended December 31, 2006, we classified changes to our restricted cash balances primarily associated with credit card holdbacks to cash flows from operating activities to better reflect the nature of restricted cash activities.  Prior to 2006, we presented such changes as an investing activity.  For additional information regarding this reclassification, see Note 2 of the Notes to the Consolidated Financial Statements.

Cash flows from investing activities

Cash used in investing activities totaled $361 million for the year ended December 31, 2006, compared to cash provided by investing activities of $22 million for the year ended December 31, 2005. This change reflects a $401 million decrease in cash used for the purchase of flight and ground equipment in 2006.  Our 2005 cash flows from investing activities also includes $842 million in proceeds from our sale of ASA and certain flight equipment.

Cash provided by investing activities totaled $22 million for the year ended December 31, 2005, compared to cash used in investing activities of  $320 million for the year ended December 31, 2004. This change reflects $570 million of flight equipment additions in 2005, including $417 million we paid to purchase 11 B-737-800 aircraft that we sold to a third party immediately after these aircraft were delivered to us by the manufacturer. Our 2005 cash flows from investing activities also include $842 million in proceeds from our sale of ASA and certain flight equipment discussed above.

Cash flows from financing activities

Cash used in financing activities totaled $606 million for the year ended December 31, 2006, compared to cash provided by financing activities of $830 million for the year ended December 31, 2005. This change is primarily due to the net proceeds we received under our Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Credit Facility”) shortly after our Chapter 11 filing in 2005. As a result of our Chapter 11 filing, we ceased making payments on our unsecured debt. For additional information regarding our Chapter 11 proceedings and long-term debt, see Notes 1 and 6, respectively, of the Notes to the Consolidated Financial Statements.

Cash provided by financing activities totaled $830 million and $636 million for the years ended December 31, 2005 and 2004, respectively. This change is primarily attributable to the net proceeds we received under our DIP Credit Facility as discussed above compared to the net proceeds we received in 2004 in connection with newly entered or amended financing arrangements in the aggregate amount of $1.8 billion and the issuance of 2⅞% Convertible Senior Notes due 2024 in the amount of $325 million. As discussed above, after filing for bankruptcy, we ceased making payments on our unsecured debt.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 that relate to debt; operating leases; aircraft order commitments; capital leases; contract carrier obligations; other material, noncancelable purchase obligations; and other liabilities. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings. Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change. The table below does not include contracts that we have successfully rejected through our Chapter 11 proceedings. The table also does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time, some of which are discussed in footnotes to this table and in the text immediately following the footnotes.

	Contractual Obligations by Year
(in millions)	2007	2008	2009	2010	2011	After 2011	Total
Long-term debt, not including liabilities subject to compromise(1)(2)	$1,466	$2,152	$392	$1,300	$1,307	$1,071	$7,688
Long-term debt classified as liabilities subject to compromise(1)	453	640	868	177	103	2,704	4,945
Operating lease payments(3)(4)	1,257	1,182	977	915	792	4,915	10,038
Aircraft order commitments(5)	523	823	960	712	—	—	3,018
Capital lease obligations not subject to compromise(3)(6)	104	100	99	99	94	94	590
Capital lease obligations subject to compromise(3)(6)	6	3	—	—	—	—	9
Contract carrier obligations(7)	2,167	2,272	2,344	2,281	2,242	17,930	29,236
Other purchase obligations(8)	212	51	46	28	25	5	367
Other liabilities(9)	45	—	—	—	—	—	45
Total(10)	$6,233	$7,223	$5,686	$5,512	$4,563	$26,719	$55,936

(1)
These amounts are included in our Consolidated Balance Sheets. Interest on long-term debt is not included in the table above. For additional information about our debt and related matters, see Note 6 of the Notes to the Consolidated Financial Statements.

(2)
Under our comprehensive agreement with ALPA reducing our pilot labor costs, we are required to issue for the benefit of pilots, no later than 120 days following our emergence from bankruptcy, senior unsecured notes (“Pilot Notes”) with an aggregate principal amount of $650 million, a term of up to 15 years and an annual interest rate calculated to ensure the Pilot Notes trade at par on the issuance date. The Pilot Notes are pre-payable at any time at our option, and we may replace all or a portion of the principal amount of the Pilot Notes with cash prior to their issuance.

Under our settlement agreement with the PBGC relating to the termination of the Pilot Plan, we are required to issue to the PBGC, no later than seven business days after our emergence from bankruptcy, senior unsecured notes (“PBGC Notes”) with an aggregate principal amount of $225 million, a term of up to 15 years and an annual interest rate calculated to ensure the PBGC Notes trade at par on the issuance date. We may replace all or a portion of the principal amount of the PBGC Notes with cash prior to their issuance, which we are required to do under certain circumstances.

The Pilot Notes and the PBGC Notes are not included in the table above.

(3)
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

(4)
This amount includes our noncancelable operating leases and our lease payments related to aircraft under our contract carrier agreements with ASA, SkyWest Airlines, Freedom and Shuttle America. Emerging Issues Task Force 01-08, “Determining Whether an Arrangement Contains a Lease”, provides guidance on whether an arrangement contains a lease within the scope of SFAS 13 and is applicable to agreements entered into or modified after June 30, 2003. Because we entered into our contract carrier agreement with Chautauqua prior to June 30, 2003, payments totaling $183 million related to Chautauqua aircraft are not included in the table. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

We have signed a letter of intent with a third party to lease 10 B-757-200ER aircraft. These aircraft will be delivered from July 2007 through November 2007 and will be leased for seven years and three months each. We have also signed a letter of intent with a separate third party to lease three B-757-200ER aircraft which would be delivered to us in the first quarter of 2008, or such earlier dates as the parties may agree and will be leased for five years. These aircraft leases are not included in the table above.

(5)
Our aircraft order commitments as of December 31, 2006 consist of firm orders to purchase five B-777-200LR aircraft, 10 B-737-700 aircraft and 50 B-737-800 aircraft, including 48 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer starting in 2007. The impact of these sales on the future commitments above would be a total reduction of approximately $2.0 billion during the period 2007 through 2010.

On January 31, 2007, we entered into an agreement to acquire 30 CRJ-900 aircraft from Bombardier Inc., with options to acquire an additional 30 CRJ-900 aircraft. The aircraft will be delivered in two-class, 76 seat configuration between September 2007 and February 2010. We expect these aircraft will be operated by regional air carriers under contract carrier agreements, and the purchase agreement permits assignment of the aircraft and related support provisions to other carriers. We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for the 30 firm orders. These aircraft order commitments are not included in the table above.

(6)
Interest payments related to capital lease obligations are included in the table. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. For additional information about our capital lease obligations, see Note 7 of the Notes to the Consolidated Financial Statements.

(7)
This amount represents our minimum fixed obligation under our contract carrier agreements with Chautauqua, Shuttle America, ASA, SkyWest Airlines, and Freedom (excluding contract carrier lease payments accounted for as operating leases, (see footnote (4) above)). For additional information regarding our contract carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements.

(8)
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

(9)
Represents other liabilities on our Consolidated Balance Sheets for which we are obligated to make future payments related to medical benefit costs incurred but not yet paid. These liabilities are not included in any other line item on this table.

(10)
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

The following items are not included in the table above:

Pension Plans. We sponsor qualified defined contribution and defined benefit pension plans for eligible employees and retirees. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions, including those described below.

Defined Contribution Pension Plans (“DC Plans”). During the year ended December 31, 2006, we contributed approximately $110 million to our DC Plans. Estimates of future funding requirements under our DC Plans are not reasonably estimable at this time.  Under our comprehensive agreement with ALPA reducing our pilot labor costs, ALPA received, among other things, a $2.1 billion allowed general, unsecured pre-petition claim in our bankruptcy proceedings. The proceeds of this claim will be distributed to pilot accounts under the Delta Family-Care Savings Plan to the extent permitted by the Internal Revenue Code, thereby reducing the amount we can contribute under the Internal Revenue Code to the DC Plan for pilots in 2007. In addition, we intend to implement changes to our DC Plan for non-pilot employees following our exit from bankruptcy but the design of these plan changes has not yet been finalized.

Defined Benefit Pension Plans (“DB Plans”). During the year ended December 31, 2006, we contributed approximately $4 million to our DB Plans. Under our settlement agreement with the PBGC, the Pilot Plan was terminated effective September 2, 2006, and we agreed to initiate, prior to our emergence from Chapter 11, a standard termination of a separate frozen qualified defined benefit pension plan for certain pilots formerly employed by Western Air Lines. In addition, our non-qualified defined benefit pension plans for pilots were terminated effective September 2, 2006.

Effective December 31, 2005, future pay and service accruals under the Non-pilot Plan were frozen. The Pension Preservation Act of 2006 allows us to reduce the funding obligations for the Non-pilot Plan over the next several years. As a result of this legislation, we intend to maintain the Non-pilot Plan. While this legislation makes our funding obligations for the Non-pilot Plan more predictable, factors outside our control will continue to have an impact on the funding requirements for that plan.

Estimates of future funding requirements for the Non-pilot Plan are based on various assumptions, including legislative changes regarding these obligations. These assumptions also include, among other things, the actual and projected market performance of assets of the Non-pilot Plan; statutory requirements; the terms of the Non-pilot Plan; and demographic data for participants in the Non-pilot Plan, including the number of participants and the rate of participant attrition.

Assuming current funding rules and current plan design, we estimate that the funding requirements under the Non-pilot Plan for 2007, 2008 and 2009 will aggregate approximately $300 million.

Contract Carriers. We have long-term contract carrier agreements with the following five regional air carriers (in addition to Comair): Chautauqua, Shuttle America, ASA, SkyWest Airlines, and Freedom. Under these agreements, the carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

Under these long-term contract carrier agreements, we are obligated to pay certain minimum fixed obligations, which are included in the table above. The remaining estimated expenses are not included in the table because these expenses are contingent based on the costs associated with the operation of contract carrier flights by those air carriers as well as rates that are unknown at this time. We cannot reasonably estimate at this time our expenses under the contract carrier agreements in 2007 and thereafter.

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

We estimate that the total fair values, determined as of December 31, 2006, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are $483 million and $367 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.  If the Chautaqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when  it purchased the put aircraft.  These equity amounts for Chautauqua and Shuttle America total $56 million and $34 million, respectively.

For additional information on contract carrier agreements see Note 8 of the Notes to the Consolidated Financial Statements.

Interest and Related Payments. Estimated amounts for future interest and related payments in connection with our long-term debt obligations are based on the fixed and variable interest rates specified in the associated debt agreements. We expect to pay $643 million related to interest on our fixed and variable rate long-term debt not subject to compromise in 2007. Estimates on variable rate interest were calculated using implied short-term LIBOR based on LIBOR at December 31, 2006. The related payments represent credit enhancements required in conjunction with certain financing agreements.  As a result of our Chapter 11 filing, actual interest expense in 2007 is expected to be less than the contractual interest expense. See Note 2 of the Notes to the Consolidated Financial Statements for information about our policy relating to interest expense.

Legal Contingencies. We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2006 and 2005.

Other Contingent Obligations under Contracts. In addition to the contractual obligations discussed above, we have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. Because these obligations are contingent on our termination of the contract without cause prior to its expiration date, no obligation would exist unless such a termination occurs. We also cannot predict the impact, if any, that our Chapter 11 proceedings might have on these obligations.

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

Claims Resolution Process. As of February 7, 2007, claims totaling about $87.0 billion have been filed with the Bankruptcy Court against the Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of February 7, 2007, the Bankruptcy Court has disallowed approximately $1.2 billion of claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $2.8 billion. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase significantly in the future.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.

Passenger Revenue. We record sales of passenger tickets as air traffic liabilities on our Consolidated Balance Sheets. Passenger revenue is recognized when we provide transportation or when the ticket expires unused, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period in which the evaluations are completed. These adjustments relate primarily to refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

Frequent Flyer Program. We have a frequent flyer program, the SkyMiles Program, offering incentives to increase travel on Delta. This program allows participants to earn mileage for travel awards by flying on Delta, Delta Connection carriers and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Crown Room Club and for other program awards.

For SkyMiles accounts with sufficient mileage credits to qualify for a free travel award, we record a liability for the estimated incremental cost of flight awards that are earned and expected to be redeemed for travel on Delta or other airlines. Our incremental costs include our system average cost per passenger for fuel, food and other direct passenger costs for awards to be redeemed on Delta. These estimates are generally updated based on our 12-month historical average for such costs. We also accrue a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. We periodically record adjustments to this liability in other operating expenses on our Consolidated Statements of Operations based on awards earned, awards redeemed, changes in our estimated incremental costs and changes to the SkyMiles program. Changes in these estimates could have a material impact on the liability in the year in which the change occurs and in future years. The liability is recorded in other accrued liabilities on our Consolidated Balance Sheets.

At December 31, 2006 and 2005, we estimated that approximately eight million and seven million free travel awards, respectively, were expected to be redeemed for free travel on Delta or other airlines. This estimate excludes mileage credits in SkyMiles accounts which (1) do not have sufficient mileage credits to qualify for a free travel award or (2) have sufficient mileage credits to qualify for a free travel award but which are not expected to be redeemed for such an award.

We sell mileage credits in our SkyMiles frequent flyer program to participating companies such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred and recognized as passenger revenue over the period when transportation is expected to be provided. Amounts received in excess of the transportation’s fair value are recognized in income currently and classified as other revenue. A change in assumptions as to the period over which the mileage credits are expected to be used (currently 15 to 41 months), the actual redemption activity for mileage credits or our estimate of the fair value of transportation expected to be provided could have a material impact on our revenue in the year in which the change occurs and in future years.

Our total liability for future SkyMiles award redemptions for free travel on us or participating airlines as well as unrecognized revenue from selling SkyMiles mileage credits was approximately $887 million and $607 million at December 31, 2006 and 2005, respectively. These amounts were recorded as components of other accrued liabilities on our Consolidated Balance Sheets.

Long-Lived Assets. Our flight equipment and other long-lived assets have a recorded value of $13.0 billion on our Consolidated Balance Sheet at December 31, 2006. This value is based on various factors, including the assets’ estimated useful lives and their estimated salvage values. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. The impairment loss recognized is the amount by which the asset’s carrying amount exceeds its estimated fair value.

In order to evaluate potential impairment as required by SFAS 144, we group assets at the fleet type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of passenger yield, fuel costs, labor costs and other relevant factors. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. For additional information about our accounting policy for the impairment of long-lived assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

Income Tax Valuation Allowance and Contingencies. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities; the overall business environment; our historical earnings and losses; our industry’s historically cyclical periods of earnings and losses; and our outlook for future years.

Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that various taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance, or the rendering of a court decision affecting a particular issue. We adjust the income tax provision in the period in which the facts that give rise to the revision become known.

For additional information about income taxes, see Notes 2 and 9 of the Notes to the Consolidated Financial Statements.

Pension Plans. We sponsor DB Plans for our eligible employees and retirees. The impact of these DB Plans on our Consolidated Financial Statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented in Note 10 of the Notes to the Consolidated Financial Statements. Assuming current plan design, we currently estimate that our defined benefit pension plan expense in 2007 will be approximately $100 million. The effect of our DB Plans on our Consolidated Financial Statements is subject to many assumptions. We believe the most critical assumptions are (1) the weighted average discount rate and (2) the expected long-term rate of return on the assets of our DB Plans. The Pilot Plan and pilot non-qualified defined benefit pension plans were terminated during 2006. For additional information regarding these terminations, see Note 10 of the Notes to the Consolidated Financial Statements.

We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate of 5.88% and 5.69% at September 30, 2006 and 2005, respectively. Additionally, our weighted average discount rate for net periodic benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 6.09% in 2004 to 5.67% in 2006, due to remeasurements throughout the year. The impact of a 0.50% change in our weighted average discount rate is shown in the table below.

The expected long-term rate of return on the assets of our DB Plans is based primarily on specific asset investment studies for our DB Plans performed by outside consultants who used historical returns on our DB Plans’ assets. The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target. Our historical annualized ten-year rate of return on plan assets is approximately 9% as of December 31, 2006. The impact of a 0.50% change in our expected long-term rate of return is shown in the table below.

Change in Assumption	Effect on 2007 Pension Expense	Effect on Accrued Pension Liability at December 31, 2006
0.50% decrease in discount rate	+$15 million	+$475 million
0.50% increase in discount rate	-$15 million	-$475 million
0.50% decrease in expected return on assets	+$20 million	—
0.50% increase in expected return on assets	-$20 million	—

Our rate of change in future compensation levels is based primarily on labor contracts with our employees under collective bargaining agreements and expected future pay rate changes for other employees. Due to the freeze of benefit accruals effective December 31, 2005 in our Non-pilot Plan, adjusting the rate of change in future compensation levels does not have an impact on 2007 pension expense or on the accrued pension liability at December 31, 2006.

For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement, among other things, requires that we recognize the funded status of our defined benefit pension and other postretirement plans in our Consolidated Balance Sheet as of December 31, 2006, with changes in the funded status recognized through comprehensive loss in the year in which such changes occur. Application of this standard resulted in (1) a $685 million net decrease in accrued pension and other postretirement and postemployment liabilities, (2) a $248 million decrease in the intangible pension asset in other noncurrent assets and (3) a $437 million decrease in shareowners’ deficit. The adoption of SFAS 158 had no effect on our Consolidated Statement of Operations for any period presented. For additional information related to the adoption of SFAS 158, see Note 10 of the Notes to the Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying this interpretation must be reported as an adjustment to the opening balance of shareowners’ deficit in 2007. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements and anticipate the adjustment to shareowners’ deficit will not be material.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires an entity to recognize compensation expense in an amount equal to the fair value of its share based payments, such as stock options granted to employees. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS 123R on January 1, 2006. For additional information regarding SFAS 123R, see Note 2 in the Notes to the Consolidated Financial Statement.

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

Aircraft Fuel Price Risk

Our results of operations may be materially impacted by changes in the price of aircraft fuel. To manage this risk, we periodically enter into derivative contracts comprised of heating oil and jet fuel swap and collar contracts, to hedge a portion of our projected aircraft fuel requirements. We do not enter into fuel hedge contracts for speculative purposes.

In 2006, aircraft fuel expense accounted for 25% of our total operating expenses. Aircraft fuel expense for 2006 increased 1% compared to 2005 due to higher fuel prices, despite reduced consumption. Our average fuel price per gallon increased 19% to $2.04, while total gallons consumed decreased 15%, due to a reduction in Mainline capacity and our sale of ASA.

As of December 31, 2006, we had hedged 36% of our projected fuel requirements for the March 2007 quarter using heating oil and jet fuel zero-cost collar contracts with a weighted average contract cap and floor price of $1.93 and $1.82, respectively. We recognized a $17 million loss from the settlement of certain of these contracts at January 31, 2007. During January 2007, we hedged approximately 24% of our projected fuel requirements for the nine months ending September 30, 2007 using heating oil and jet fuel zero-cost collar and swap contracts. The swap contracts have a weighted average contract price of $1.58 and the zero-cost collar contracts have a weighted average contract cap and floor price of $1.83 and $1.67, respectively. As of January 31, 2007, our open fuel hedge contracts had an estimated fair market value gain of $2 million. We have not entered into any hedges for the December 2007 quarter. We estimate that a 10% rise in the price per gallon of heating oil and jet fuel would change the estimated fair market value associated with our outstanding contracts at settlement to a $41 million gain.

We project that our aircraft fuel consumption will be 2.6 billion gallons in 2007. Based on a projected average jet fuel price of $2.00 per gallon for 2007, a 10% rise in jet fuel prices would increase our aircraft fuel expense by $487 million, inclusive of the impact of effective hedge instruments that have settled or are outstanding as of January 31, 2007.

We did not have any fuel hedge contracts outstanding as of December 31, 2005.

For additional information regarding derivative contracts and other exposures to market risks, see Note 4 of the Notes to the Consolidated Financial Statements.

Interest Rate Risk

Our exposure to market risk from volatility in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following sensitivity analysis for long-term debt at December 31, 2006 and 2005 excludes long-term debt subject to compromise due to our status as a debtor-in-possession under Chapter 11. At December 31, 2006 and 2005, a 10% increase in average annual interest rates would have decreased the estimated fair value of our long-term debt not subject to compromise by $114 million and $78 million, respectively, and increase interest expense by $24 million and $19 million, respectively. At December 31, 2006 and 2005, we did not have any interest rate swaps or contractual arrangements that would reduce our interest expense. For additional information on our long-term debt agreements, see Note 6 of the Notes to the Consolidated Financial Statements.

While operating as a debtor-in-possession, in accordance with SOP 90-7, we record interest expense only to the extent (1) interest will be paid during our Chapter 11 proceeding or (2) it is probable interest will be an allowed priority, secured, or unsecured claim. Interest expense recorded on our Consolidated Statements of Operations totaled $870 million for 2006. Contractual interest expense (including interest expense that is associated with obligations classified as liabilities subject to compromise) totaled $1.2 billion for 2006.

Glossary of Defined Terms

ASM— Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

Cargo Ton Miles— The total number of tons of cargo transported during a reporting period, multiplied by the total number of miles cargo is flown during that period.

Cargo Ton Mile Yield— The amount of cargo revenue earned per cargo ton mile during a reporting period.

CASM— (Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period, also referred to as “unit cost”.

Passenger Load Factor— A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.

Passenger Mile Yield— The amount of passenger revenue earned per RPM during a reporting period.

RASM— (Operating or Passenger) Revenue per ASM. The amount of operating or passenger revenue earned per ASM during a reporting period. Passenger RASM is also referred to as “unit revenue.”

RPM— Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period, RPMs are also referred to as “traffic”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated With Financial Instruments” and in Note 4 of the Notes to the Consolidated Financial Statements.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2006 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control

During the three months ended December 31, 2006, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2006. Ernst & Young LLP’s report on management’s assessment of internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Delta Air Lines, Inc. (Debtor-in-Possession)

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Delta Air Lines, Inc. (Debtor-in-Possession) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Delta Air Lines, Inc. (Debtor-in-Possession) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Delta Air Lines, Inc. (Debtor-in-Possession) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. (Debtor-in-Possession) as of December 31, 2006, and the related consolidated statements of operations, shareowners’ deficit, and cash flows in the year ended December 31, 2006. Our report dated March 1, 2007 expressed an unqualified opinion thereon and included explanatory paragraphs related to (i) the Company’s ability to continue as a going concern and (ii) changes in accounting for postretirement benefit plans and share-based compensation.

 /s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2007

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

(a)           (1), (2). The financial statements required by this item are listed in the Index to Consolidated Financial Statements in this Form 10-K. The schedule required by this item is included in the Notes to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.6 through 10.14 in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2007.

DELTA AIR LINES, INC

By:	/s/ Gerald Grinstein
Gerald Grinstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of March, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Gerald Grinstein Gerald Grinstein	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Edward H. Bastian Edward H. Bastian	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Edward H. Budd Edward H. Budd	Director
/s/ Dominico De Sole Dominico De Sole	Director
/s/ David R. Goode David R. Goode	Director
Patricia L. Higgins	Director

Signature	Title
/s/ Arthur E. Johnson Arthur E. Johnson	Director
/s/ Karl J. Krapek Karl J. Krapek	Director
Paula Rosput Reynolds	Director
John F. Smith, Jr.	Chairman of the Board
/s/ Kenneth B. Woodrow Kenneth B. Woodrow	Director

EXHIBIT INDEX

3.1	Delta’s Certificate of Incorporation (Filed as Exhibit 3.1 to Delta’s Current Report on Form 8-K as filed on May 23, 2005).*
3.2	Delta’s By-Laws (Filed as Exhibit 3.2 to Delta’s Current Report on Form 8-K as filed on May 23, 2005).*
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

4.2
Third Supplemental Indenture dated as of August 10, 1998, between Delta and The Bank of New York, as successor trustee, to the Indenture dated as of March 1, 1983, as supplemented, between Delta and The Citizens and Southern National Bank of Florida, as predecessor trustee (Filed as Exhibit 4.5 to Delta’s Annual Report on Form 10-K for the year ended June 30, 1998).*

4.3
Indenture dated as of April 30, 1990, between Delta and The Citizens and Southern National Bank of Florida, as trustee (Filed as Exhibit 4(a) to Amendment No. 1 to Delta’s Registration Statement on Form S-3 (Registration No. 33-34523)).*

4.4
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
10.5(a)
Amended and Restated Secured Super-Priority Debtor in Possession Credit Agreement dated as of March 27, 2006 among Delta Air Lines, Inc., a Debtor and Debtor in Possession, as Borrower, the other Credit Parties signatory thereto, each a Debtor and Debtor in Possession, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Lender (“Amended and Restated Secured Super-Priority Debtor-in-Possession Credit Agreement”).

10.5(b)	Amendment No. 1 to Amended and Restated Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of August 31, 2006.
10.6	Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta’s Proxy Statement dated September 15, 2000).*
10.7	First Amendment to Delta 2000 Performance Compensation Plan, effective April 25, 2003 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.8	2002 Delta Excess Benefit Plan (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10.9	2002 Delta Supplemental Excess Benefit Plan (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.10	Form of Excess Benefit Agreement between Delta and its officers (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.11	Form of Non-Qualified Benefit Agreement (Filed as Exhibit 10.19 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.12	Directors’ Deferred Compensation Plan, as amended (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.13(a)	Delta Air Lines, Inc. Director and Officer Severance Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on February 23, 2006).*
10.13(b)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Non-pilot). (Filed as Exhibit 10.15(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.13(c)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Pilot). (Filed as Exhibit 10.15(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.13(d)
Form of Acknowledgement of Ineligibility for Severance Benefits Under Any Delta Plan or Program, as executed by Messrs. Grinstein and Whitehurst. (Filed as Exhibit 10.15(d) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.13(e)	Form of Separation Agreement and General Release Applicable to Executive Officers. (Filed as Exhibit 10.15(e) to Delta’s Annual Report on Form 10-K/A for the year ended December 31, 2005).*
10.14	Description of Certain Benefits of Executive Officers (Filed as Exhibit 10.16 to Delta’s Annual Report on Form 10-K/A for the year ended December 31, 2005).*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
___________________________
*Incorporated by reference.
**Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc. (Debtor-in-Possession)

We have audited the accompanying consolidated balance sheet of Delta Air Lines, Inc. (Debtor-in-Possession) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareowners’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. (Debtor-in-Possession) at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Delta Air Lines, Inc. (Debtor-in-Possession) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on September 14, 2005 which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its methods of accounting for postretirement benefit plans and share-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Delta Air Lines, Inc.’s (Debtor-in-Possession) internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2007

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Shareowners of Delta Air Lines, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Delta Air Lines, Inc. (Debtor and Debtor-in -Possession) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, cash flows, and shareowners’ deficit for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Air Lines, Inc. (Debtor and Debtor-in -Possession) and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 27, 2006

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets
December 31, 2006 and 2005

ASSETS
(in millions)	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$2,034	$2,008
Short-term investments	614	-
Restricted cash	750	870
Accounts receivable, net of an allowance for uncollectible accounts of $21 and $41 at December 31, 2006 and 2005, respectively	915	819
Expendable parts and supplies inventories, net of an allowance for obsolescence of $161 and $201 at December 31, 2006 and 2005, respectively	181	172
Deferred income taxes, net	402	99
Prepaid expenses and other	489	512
Total current assets	5,385	4,480

PROPERTY AND EQUIPMENT:
Flight equipment	17,641	18,591
Accumulated depreciation	(6,800)	(6,621)
Flight equipment, net	10,841	11,970

Ground property and equipment	4,575	4,791
Accumulated depreciation	(2,838)	(2,847)
Ground property and equipment, net	1,737	1,944

Flight and ground equipment under capital leases	474	535
Accumulated amortization	(136)	(213)
Flight and ground equipment under capital leases, net	338	322

Advance payments for equipment	57	44

Total property and equipment, net	12,973	14,280

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization of $190 and $189 at December 31, 2006 and 2005, respectively	89	74
Other noncurrent assets	948	978
Total other assets	1,264	1,279

Total assets	$19,622	$20,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets
December 31, 2006 and 2005

LIABILITIES AND SHAREOWNERS' DEFICIT
(in millions, except share data)	2006	2005

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,503	$1,186
Air traffic liability	1,797	1,712
Accounts payable	936	934
Taxes payable	500	525
Deferred revenue	363	182
Accrued salaries and related benefits	405	435
Other accrued liabilities	265	291
Total current liabilities	5,769	5,265

NONCURRENT LIABILITIES:
Long-term debt and capital leases	6,509	6,557
Deferred income taxes, net	406	132
Deferred revenue and credits	346	186
Other	368	167
Total noncurrent liabilities	7,629	7,042

LIABILITIES SUBJECT TO COMPROMISE	19,817	17,380

COMMITMENTS AND CONTINGENCIES

EMPLOYEE STOCK OWNERSHIP PLAN
PREFERRED STOCK:
Series B ESOP Convertible Preferred Stock, $1.00 par value,
$72.00 stated and liquidation value; zero and 4,667,568 shares issued
and outstanding at December 31, 2006 and 2005, respectively	-	336
Unearned compensation under employee stock ownership plan	-	(89)
Total Employee Stock Ownership Plan Preferred Stock	-	247

SHAREOWNERS' DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648
shares issued at December 31, 2006 and 2005	2	2
Additional paid-in capital	1,561	1,635
Accumulated deficit	(14,414)	(8,209)
Accumulated other comprehensive loss	(518)	(2,722)
Treasury stock at cost, 4,745,710 shares at December 31, 2006,
and 12,738,630 shares at December 31, 2005	(224)	(601)
Total shareowners' deficit	(13,593)	(9,895)

Total liabilities and shareowners' deficit	$19,622	$20,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

(in millions, except per share data)	2006	2005	2004

OPERATING REVENUE:
Passenger:
Mainline	$11,773	$11,399	$10,880
Regional affiliates	3,853	3,225	2,910
Cargo	498	524	500
Other, net	1,047	1,043	945
Total operating revenue	17,171	16,191	15,235

OPERATING EXPENSE:
Aircraft fuel	4,319	4,271	2,924
Salaries and related costs	4,128	5,058	6,338
Contract carrier arrangements	2,656	1,318	932
Depreciation and amortization	1,276	1,273	1,244
Contracted services	1,083	1,096	999
Passenger commissions and other selling expenses	888	948	939
Landing fees and other rents	865	863	875
Aircraft maintenance materials and outside repairs	735	776	681
Passenger service	328	345	349
Aircraft rent	316	541	716
Restructuring, asset writedowns, pension settlements and related items, net	13	888	(41)
Impairment of intangible assets	-	-	1,875
Other	506	815	712
Total operating expense	17,113	18,192	18,543

OPERATING INCOME (LOSS)	58	(2,001)	(3,308)

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense equals $1,200 and $1,169
for the years ended December 31, 2006 and 2005, respectively)	(870)	(1,032)	(824)
Interest income	69	59	37
(Loss) gain from sale of investments, net	-	(1)	123
Miscellaneous, net	(19)	-	(20)
Total other expense, net	(820)	(974)	(684)

LOSS BEFORE REORGANIZATION ITEMS	(762)	(2,975)	(3,992)

REORGANIZATION ITEMS, NET	(6,206)	(884)	-

LOSS BEFORE INCOME TAXES	(6,968)	(3,859)	(3,992)

INCOME TAX BENEFIT (PROVISION)	765	41	(1,206)

NET LOSS	(6,203)	(3,818)	(5,198)

PREFERRED STOCK DIVIDENDS	(2)	(18)	(19)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREOWNERS	$(6,205)	$(3,836)	$(5,217)

BASIC AND DILUTED LOSS PER SHARE	$(31.58)	$(23.75)	$(41.07)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

(in millions)	2006	2005	2004

Cash Flows From Operating Activities:
Net loss	$(6,203)	$(3,818)	$(5,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset and other writedowns	18	14	1,915
Depreciation and amortization	1,276	1,273	1,244
Deferred income taxes	(765)	(41)	1,206
Pension, postretirement and postemployment expense in excess of (less than) payments	489	896	(121)
Reorganization items, net	6,206	884	-
Gain on extinguishment of debt, net	-	(9)	(9)
Loss (gain) from sale of investments, net	-	1	(123)
Changes in certain current assets and liabilities:
(Increase) decrease in short-term investments, net	(614)	336	204
Increase in receivables	(152)	(122)	(27)
Decrease (increase) in restricted cash	116	(482)	(15)
Decrease (increase) in prepaid expenses and other current assets	41	(67)	(151)
Increase in air traffic liability	86	145	259
Increase (decrease) in accounts payable and other accrued liabilities	154	667	(233)
Other, net	341	16	26
Net cash provided by (used in) operating activities	993	(307)	(1,023)

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(265)	(570)	(373)
Ground property and equipment, including technology	(148)	(244)	(387)
(Increase) decrease in restricted investments related to the Boston airport terminal project	(2)	81	159
Proceeds from sales of flight equipment	40	425	234
Proceeds from sale of wholly owned subsidiary, net of cash remaining with subsidiary	-	417	-
Other, net	14	(87)	47
Net cash (used in) provided by investing activities	(361)	22	(320)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(600)	(1,615)	(1,452)
Proceeds from long-term obligations	-	295	2,123
Proceeds from DIP financing	-	2,250	-
Payments on DIP financing	-	(50)	-
Other, net	(6)	(50)	(35)
Net cash (used in) provided by financing activities	(606)	830	636

Net Increase (Decrease) In Cash and Cash Equivalents	26	545	(707)
Cash and cash equivalents at beginning of year	2,008	1,463	2,170
Cash and cash equivalents at end of year	$2,034	$2,008	$1,463

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$728	$783	$768
Professional fee disbursements due to bankruptcy	101	6	-
Interest received due to bankruptcy	(109)	(15)	-
Cash received from aircraft renegotiation	(10)	-	-
Income taxes, net	(1)	2	-

Non-cash transactions:
Aircraft delivered under seller-financing	$-	$251	$314
Debt extinguishment from aircraft renegotiation	171	-	-
Flight equipment under capital leases	159	-	-
Dividends on Series B ESOP Convertible Preferred Stock	2	15	22
Current maturities of long-term debt exchanged for shares of common stock	-	45	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Statements of Shareowners' Deficit
For the years ended December 31, 2006, 2005 and 2004

				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings/	Comprehensive	Treasury
(in millions, except share data)	Stock	Capital	(Deficit)	Loss	Stock	Total
Balance at January 1, 2004	$271	$3,272	$844	$(2,338)	$(2,708)	$(659)
Comprehensive loss:
Net loss	-	-	(5,198)	-	-	(5,198)
Other comprehensive loss	-	-	-	(20)	-	(20)
Total comprehensive loss (See Note 13)						(5,218)
Dividends on Series B ESOP Convertible
Preferred Stock allocated shares	-	-	(19)	-	-	(19)
Transfer of 113,672 shares of common from Treasury under stock incentive plan and other equity plans ($47.20 per share(1))	-	(5)	-	-	5	-
Transfer of 6,330551 shares of common from Treasury under ESOP ($47.20 per share(1))	-	(266)	-	-	299	33
Issuance of 9,842,778 shares of common stock related to Delta's transformation plan ($6.98 per share)	15	53	-	-	-	68
Other	-	(2)	-	-	1	(1)
Balance at December 31, 2004	286	3,052	(4,373)	(2,358)	(2,403)	(5,796)
Comprehensive loss:
Net loss	-	-	(3,818)	-	-	(3,818)
Other comprehensive loss	-	-	-	(364)	-	(364)
Total comprehensive loss (See Note 13)						(4,182)
Dividends on Series B ESOP Convertible
Preferred Stock allocated shares	-	-	(18)	-	-	(18)
Transfer of 34,378 shares of common from Treasury under stock incentive and other equity plans ($47.20 per share(1))	-	(2)	-	-	2	-
Transfer of 38,140,673 shares of common from Treasury under ESOP ($47.20 per share(1))	-	(1,738)	-	-	1,800	62
Issuance of 11,336,203 shares of common stock related to Delta's transformation plan ($3.40 per share)	5	34	-	-	-	39
Amendment to Certificate of Incorporation to increase number of authorized shares of common stock from 450 million to 900 million and to decrease par value from $1.50 per share to $.01 per share	(289)	289	-	-	-	-
Balance at December 31, 2005	2	1,635	(8,209)	(2,722)	(601)	(9,895)
Comprehensive loss:
Net loss	-	-	(6,203)	-	-	(6,203)
Other comprehensive income	-	-	-	1,780	-	1,780
Total comprehensive loss (See Note 13)						(4,423)
Adoption of SFAS 158, net of tax	-	-	-	424	-	424
Dividends on Series B ESOP Convertible
Preferred Stock allocated shares	-	-	(2)	-	-	(2)
Compensation expense associated with vesting stock options	-	8	-	-	-	8
Compensation expense associated with the rejection of stock options	-	55	-	-	-	55
Transfer of 7,996,125 shares of common from Treasury under ESOP ($47.20 per share(1))	-	(137)	-	-	377	240
Balance at December 31, 2006	$2	$1,561	$(14,414)	$(518)	$(224)	$(13,593)

(1) Average price per share

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

..
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

Our reorganization in Chapter 11 has involved a fundamental transformation of our business. Shortly after the Petition Date, we outlined a business plan intended to make Delta a simpler, more efficient and more customer focused airline with an improved financial condition. Under this plan, we were seeking $3.0 billion in annual financial improvements by the end of 2007 through revenue increases and cost reductions. As of December 31, 2006, we reached that goal and these improvements are reflected in our Consolidated Financial Statements for 2006.  We expect we will achieve additional financial improvements in 2007.

As a result of our reorganization, we expect to emerge from bankruptcy as a competitive, standalone airline with a global network. Our business strategy touches all facets of our operations - the destinations we will serve, the way we will serve our customers, and the fleet we will operate - in order to earn customer preference and continue to improve revenue performance. At the same time, we intend to remain focused on maintaining the competitive cost structure we have obtained from our reorganization to improve our financial position and pursue long-term stability as a standalone carrier.

Important aspects of our emergence business strategy include the following:

•
Leveraging Network Strength to Provide Expanded International Service. We will continue to focus on international growth. With our geographically-balanced hubs, we believe we are well-positioned for international growth from the U.S. to Europe and Latin America. In addition, we expect our hubs will help us increase service to Africa and Asia.

•
Maintaining Focus on Improving the Customer Experience. Our focus on safety will remain our top priority. We are also committed to continuous improvement throughout our operations to earn our customers’ preference. We have renewed our focus on improving our product and customer service through aircraft cabin and airport improvements.

•
Maximizing a Streamlined and Upgraded Fleet. We are supporting the ongoing changes to our network by bolstering our internationally-capable mainline fleet. We plan to pursue additional strategic improvements to our fleet by adding high-performance aircraft that will enable us to serve new destinations with appropriate capacity. We have announced plans to add 28 internationally capable aircraft scheduled for delivery in 2007 through 2009.

•
Capturing the Benefit of Competitive Cost Structure. Through initiatives undertaken during the Chapter 11 proceedings and previous productivity initiatives, we currently have one of the lowest mainline unit cost structures of any full service carrier. These efforts have resulted in reduced costs throughout our organization, including reductions in employment costs, retiree pension and healthcare costs and aircraft fleet costs. We recognize that, to succeed, we must maintain the competitive unit cost structure that we developed through our restructuring efforts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Generating Cash Flow from Operations Necessary to Fund Capital Expenditures and Reduce Debt. Over an extended period following emergence from Chapter 11, we intend to balance long-term operating growth with overall credit improvement. At emergence from bankruptcy, we expect to have significantly reduced our total debt levels from pre-petition levels. Ongoing improvements to our financial condition are, however, necessary for us to withstand industry and economic volatility and to have favorable, consistent access to capital markets.

Filing of Plan of Reorganization with the Bankruptcy Court. In order to successfully exit bankruptcy, the Debtors must propose and obtain confirmation from the Bankruptcy Court of a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. The Debtors had the exclusive right to file a plan of reorganization until February 15, 2007, and have until April 16, 2007 to obtain the necessary acceptances to a plan. These periods may be extended by the Bankruptcy Court for cause. If the Debtors’ exclusivity period were to lapse, any party in interest may file a plan of reorganization for any of the Debtors.

On December 19, 2006, we filed with the Bankruptcy Court our Plan of Reorganization and a related Disclosure Statement, which contemplate that Delta will emerge from Chapter 11 as an independent airline. The Plan of Reorganization, as amended (the “Plan”), addresses various subjects with respect to the Debtors, including the resolution of pre-petition obligations as well as the capital structure and corporate governance after exit from Chapter 11.

The Plan provides that most holders of allowed unsecured claims against the Debtors will receive common stock of reorganized Delta in satisfaction of their claims. Some holders of allowed unsecured claims against the Debtors would have the right to request cash proceeds of sales of common stock of reorganized Delta in lieu of such stock, and certain others would receive cash in satisfaction of their claims. Current holders of Delta’s equity interests would not receive any distributions, and their equity interests would be cancelled once the Plan becomes effective.

On February 7, 2007, the Bankruptcy Court approved the amended Disclosure Statement, and authorized the Debtors to begin soliciting votes from creditors to approve the Plan. The official committee of unsecured creditors (the “Creditors Committee”) and the two official retiree committees appointed in the Debtors’ Chapter 11 proceedings each support the Plan. To be accepted by holders of claims against the Debtors, the Plan must be approved by at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class.

April 9, 2007 is the deadline for creditors to vote on the Plan. The Bankruptcy Court has scheduled a confirmation hearing on April 25, 2007 to consider approval of the Plan. If the Plan is approved by the creditors and confirmed by the Bankruptcy Court, the Debtors are planning to emerge from Chapter 11 shortly thereafter.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appointment of Creditors Committee. As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed the Creditors Committee. The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The Creditors Committee has been generally supportive of the Debtors’ positions on various matters, including the Debtors’ Plan.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on April 16, 2007 (subject to extension by the Bankruptcy Court). In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

Any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Such claims may be material (see “Magnitude of Potential Claims” below).

Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code (“Section 1110”), certain secured parties, lessors and conditional sales vendors may take possession of certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract pursuant to their agreement with the Debtors. Section 1110 provides that, unless the Debtors agree to perform under the agreement and cure all defaults within 60 calendar days after the Petition Date, such financing party can take possession of such equipment.

Section 1110 effectively shortens the automatic stay period to 60 days with respect to Section 1110 eligible aircraft, engines and related equipment, subject to the following two conditions. The Debtors may elect, with Bankruptcy Court approval, to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code (which does not preclude later rejecting any related lease) (a “Section 1110(a) Election”). Alternatively, the Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval (a “Section 1110(b) Stipulation”). In the absence of either such arrangement, the financing party may take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

The 60-day period under Section 1110 expired on November 14, 2005. We have made Section 1110(a) Elections with respect to 204 aircraft. We have also entered into, or reached agreements in principle to enter into, Section 1110(b) Stipulations with respect to approximately 309 aircraft. As to the remainder of the aircraft subject to Section 1110, the automatic stay terminated on November 15, 2005 and, as of such date, the related financing parties were able to exercise their remedies and take enforcement actions at their election.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Debtors have entered into stipulations with several aircraft financing parties pursuant to which the aircraft financing parties agreed to defer the filing of a motion seeking adequate protection and the Debtors agreed that such delay would not affect the right (if any) of these parties to adequate protection should they later file a motion.

Collective Bargaining Agreements. Section 1113 of the Bankruptcy Code permits a debtor to reject its collective bargaining agreements with its unions if the debtor first satisfies several statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection. The debtor must make a proposal to modify its existing collective bargaining agreements based on the most complete and reliable information available at the time, must bargain in good faith and must share relevant information with its unions. The proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all affected parties are treated fairly and equitably relative to the creditors and the debtor. Rejection is appropriate if the unions refuse to agree to the debtor’s necessary proposals “without good cause” and the balance of the equities favors rejection.

The Air Line Pilots Association, International (“ALPA”) is the collective bargaining representative of Delta’s approximately 5,810 pilots. Because we were unable to reach an agreement with ALPA during negotiations in the fall of 2005 to reduce our pilot labor costs, on November 1, 2005, we filed a motion with the Bankruptcy Court to reject the collective bargaining agreement under Section 1113 of the Bankruptcy Code. We continued to negotiate with ALPA after filing this motion and, as described below, reached a comprehensive agreement with ALPA that was ratified by Delta pilots and approved by the Bankruptcy Court.

The comprehensive agreement with ALPA became effective June 1, 2006, and becomes amendable December 31, 2009 (“Contract Period”). It provides for changes in pilot pay rates, benefits and work rules. In addition, ALPA agreed not to oppose termination of Delta’s primary qualified defined benefit pension plan for pilots (“Pilot Plan”), which was terminated effective September 2, 2006 (see Note 10). We expect to receive approximately $280 million in average annual pilot labor cost savings during the Contract Period, excluding savings we will receive from the termination of the primary Pilot Plan and the related non-qualified plans.

The comprehensive agreement provides, among other things, that:

•
the 14% hourly pilot wage rate reduction, and other pilot pay and cost reductions equivalent to an approximately additional 1% hourly wage rate reduction, which became effective on December 15, 2005 under an interim agreement between Delta and ALPA, remain in effect, with annual pay rate increases beginning in January 2007.

•	ALPA has a $2.1 billion allowed general, unsecured pre-petition claim in our bankruptcy proceedings.

•
we will issue for the benefit of pilots, on a date that is no later than 120 days following our emergence from bankruptcy, senior unsecured notes (“Pilot Notes”) with an aggregate principal amount equal to $650 million, a term of up to 15 years and an annual interest rate calculated to ensure that the Pilot Notes trade at par on the issuance date. The Pilot Notes are pre-payable at any time at our option, and we may replace all or a portion of the principal amount of Pilot Notes with cash prior to their issuance.

•
eligible pilots will participate in a company-wide profit-sharing plan that will provide an aggregate payout of 15% of our annual pre-tax income (as defined) up to $1.5 billion and 20% of annual pre-tax income over $1.5 billion.

•
we will not seek relief under Section 1113 during these Chapter 11 proceedings with respect to the pilot collective bargaining agreement unless we are in imminent risk of our post-petition financing (as described in Note 6) being accelerated on account of an imminent breach of the financial covenants in such financing, we have used our best efforts to seek a waiver of such breach but have not been able to secure such a waiver, and we would be unable to remedy such a breach without labor cost reductions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Throughout the Chapter 11 proceedings, Comair has been in negotiations with the unions that represent its flight attendants, maintenance employees and pilots to reduce the labor costs of each of these employee groups. On October 13, 2006, Comair reached a tentative agreement with the International Brotherhood of Teamsters (“IBT”), which represents Comair’s approximately 880 flight attendants. The tentative agreement was ratified by Comair’s flight attendants and approved by the Bankruptcy Court. It became effective December 31, 2006, and becomes amendable December 31, 2010.

Earlier in 2006, Comair reached agreements with the International Association of Machinists and Aerospace Workers (“IAM”) and ALPA, which represent Comair’s approximately 535 maintenance employees and 1,345 pilots, respectively. These agreements were, however, conditioned on Comair’s obtaining certain labor cost reductions under its collective bargaining agreement with the IBT. Because the Bankruptcy Court denied in April 2006 Comair’s initial motion to reject its collective bargaining agreement with the IBT, Comair reduced the amount of flight attendant labor cost reductions it sought and received from the IBT to a level below that required by the conditions in the agreements with the IAM and ALPA. As a result, Comair was required to renegotiate its cost reduction agreements with the IAM and ALPA.

On October 18, 2006, Comair reached an agreement with the IAM that has been approved by the Bankruptcy Court and is not conditioned on Comair’s reaching agreements with the IBT or ALPA. This agreement became effective December 31, 2006, and becomes amendable December 31, 2010. Because Comair was not able to reach an agreement with ALPA on pilot labor cost reductions, on November 2, 2006, Comair filed a motion with the Bankruptcy Court under Section 1113 to reject Comair’s collective bargaining agreement with ALPA. The Bankruptcy Court granted this motion on December 21, 2006.

On December 29, 2006, Comair and ALPA entered into an agreement whereby, among other things, Comair agreed not to implement certain changes to the ALPA collective bargaining agreement, and ALPA agreed not to call a strike of Comair pilots, before February 2, 2007. The Bankruptcy Court extended this agreement until February 9, 2007, and the parties subsequently extended it to February 12, 2007.

On February 7, 2007, the Bankruptcy Court granted Comair’s motion to enjoin a strike or other job action by ALPA and its members. ALPA has appealed the Bankruptcy Court’s (1) Section 1113 ruling to the U.S. District Court for the Southern District of New York and (2) ruling enjoining a strike to the U.S. Court of Appeals for the Second Circuit. ALPA has agreed to withdraw these appeals if the tentative agreement described in the next paragraph becomes effective.

On February 12, 2007, Comair and ALPA reached a tentative agreement to reduce Comair’s pilot labor costs. The agreement is subject to ratification by Comair pilots and Bankruptcy Court approval. If ratified and approved, the agreement would become effective March 2, 2007, and become amendable on March 2, 2011. We cannot predict the outcome of this matter.

Settlement Agreement with the PBGC. On December 4, 2006, we entered into a comprehensive settlement agreement with the Pension Benefit Guaranty Corporation (the “PBGC”) regarding the termination of the Pilot Plan. For information regarding this agreement, see Note 10.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bankruptcy Court directed the appointment of two separate retiree committees under Section 1114, one to serve as the authorized representative of non-pilot retirees, and the other to serve as the authorized representative of pilot retirees. On October 19, 2006, the Bankruptcy Court approved agreements that we reached with these committees regarding healthcare benefits for current retirees. These agreements became effective January 1, 2007. See Note 10 for additional information on these agreements.

Magnitude of Potential Claims. The Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to amendment or modification.

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

As of February 7, 2007, claims totaling about $87.0 billion have been filed with the Bankruptcy Court against the Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of February 7, 2007, the Bankruptcy Court has disallowed approximately $1.2 billion of claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $2.8 billion. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.

Costs of Reorganization. We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. For additional information, see “Reorganization Items, net” in this Note.

Effect of Filing on Creditors and Shareowners. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. Under the Plan, current holders of our common stock would not retain or receive any property, and the common stock, and other equity interests, would be cancelled upon the effective date of the Plan. As discussed above (see “Filing of Plan of Reorganization with the Bankruptcy Court”), if the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the NOL Order, any person or entity that (1) is a Substantial Equityholder (as defined below) and intends to purchase or sell or otherwise acquire or dispose of Tax Ownership (as defined in the NOL Order) of any shares of our common stock or (2) may become a Substantial Equityholder as a result of the purchase or other acquisition of Tax Ownership of shares of our common stock, must provide advance notice of the proposed transaction to the Bankruptcy Court, to us and to the Creditors Committee. A “Substantial Equityholder” is any person or entity that has Tax Ownership of at least nine million shares of our common stock. The proposed transaction may not be consummated unless written approval is received from us within the 15-day period following our receipt of the notice. A transaction entered into in violation of these procedures will be void as a violation of the automatic stay under Section 362 of the Bankruptcy Code and may subject the participant to other sanctions. The NOL Order also requires that each Substantial Equityholder file with the Bankruptcy Court and serve on us a notice identifying itself. Failure to comply with this requirement also may result in the imposition of sanctions.

Under the NOL Order, any person or entity that (1) is a Substantial Claimholder (as defined below) and intends to purchase or otherwise acquire Tax Ownership of certain additional claims against us or (2) may become a Substantial Claimholder as a result of the purchase or other acquisition of Tax Ownership of claims against us, must serve on the Creditors Committee a notice in which such claimholder consents to the procedures set forth in the NOL Order. A “Substantial Claimholder” is any person or entity that has Tax Ownership of claims against us equal to or exceeding $400 million (an amount that could be increased in the future). Under the NOL Order, Substantial Claimholders may be required to sell certain claims against us if the Bankruptcy Court so orders in connection with our filing of the Plan. Other restrictions on trading in claims may also become applicable pursuant to the NOL Order in connection with our filing of the Plan.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheets as of December 31, 2006 and 2005:

(in millions)	2006	2005
Pension, postretirement and other benefits	$10,329	$8,652
Debt and accrued interest	5,079	5,843
Aircraft lease related obligations	3,115	1,740
Accounts payable and other accrued liabilities	1,294	1,145
Total liabilities subject to compromise	$19,817	$17,380

Liabilities subject to compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. These amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reorganization Items, net

The following table summarizes the components included in reorganization items, net on our Consolidated Statements of Operations for the years ended December 31, 2006 and 2005:

(in millions)	2006	2005
Pilot collective bargaining agreement(1)	$2,100	$—
Pilot pension termination(2)	1,743	—
Aircraft financing renegotiations, rejections and repossessions(3)	1,671	611
Retiree healthcare claims(4)	539	—
Professional fees	110	39
Rejection of other executory contracts(5)	89	—
Compensation expense(6)	55	—
Debt issuance and discount costs	13	163
Facility leases	8	88
Interest income(7)	(109)	(17)
Vendor waived pre-petition debt	(36)	—
Other	23	—
Total reorganization items, net	$6,206	$884

(1)
Allowed general, unsecured pre-petition claim in connection with our comprehensive agreement with ALPA reducing our pilot labor costs. For additional information regarding this agreement, see “Collective Bargaining Agreements” in this Note.

(2)
$2.2 billion and $801 million allowed general, unsecured pre-petition claims in connection with our settlement agreements with the PBGC and a group representing retired pilots, respectively. Charges for these claims were offset by $1.3 billion in settlement gains associated with the derecognition of previously recorded Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination. For additional information regarding our settlement agreements and the termination of these plans, see Note 10.

(3)
Estimated claims for the year ended December 31, 2006 relate to the restructuring of the financing arrangements of 188 aircraft and the rejection of 16 aircraft leases. Estimated claims for the year ended December 31, 2005 relate to the restructuring of the arrangements of seven aircraft, the rejection of 50 aircraft leases and the repossession of 15 aircraft.

(4)
Allowed general, unsecured pre-petition claims in connection with agreements reached with committees representing both pilot and non-pilot retired employees reducing their postretirement healthcare benefits. For additional information regarding these agreements, see Note 10.

(5)	Allowed general, unsecured pre-petition claims primarily related to the rejection of an executory contract with our main flight service food supply vendor.

(6)	Reflects a charge for rejecting substantially all of our stock options in our Chapter 11 proceedings. For additional information regarding the rejection of our stock options, see Note 2.

(7)	Reflects interest earned due to the preservation of cash from our Chapter 11 proceedings.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Due to our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty.  Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.  Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which will result in our becoming a new entity for financial reporting purposes.  The adoption of fresh start reporting may have a material impact on the consolidated financial statements of the new financial reporting entity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accompanying Consolidated Financial Statements do not reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; and (4) as to operations, the effect of any changes that may be made to our business.

We have eliminated all material intercompany transactions in our Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. We did not control any company in which we had an ownership interest of 50% or less for any period presented in our Consolidated Financial Statements.

In preparing our Consolidated Financial Statements, we applied SOP 90-7 which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise on our Consolidated Balance Sheets at December 31, 2006 and 2005. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 1).

Subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in the Consolidated Financial Statements. Further, our plan of reorganization could materially change the amounts and classifications in our historical Consolidated Financial Statements.

Accounting Adjustments

During 2006, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Consolidated Financial Statements that are reflected in our results for the year ended December 31, 2006. These adjustments resulted in an aggregate net noncash charge approximating $310 million to our Consolidated Statement of Operations consisting primarily of:

•
A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at John F. Kennedy International Airport in New York. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”).

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

We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for each of the years ended December 31, 2006, 2005 and 2004. In making this assessment, we considered qualitative and quantitative factors, including our substantial net loss in each of these three years, the noncash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of each of these three years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates

We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement, among other things, requires that we recognize the funded status of our defined benefit pension and other postretirement plans in our Consolidated Balance Sheet as of December 31, 2006, with changes in the funded status recognized through comprehensive loss in the year in which such changes occur. Application of this standard resulted in (1) a $685 million net decrease in accrued pension and other postretirement and postemployment liabilities, (2) a $248 million decrease in the intangible pension asset in other noncurrent assets and (3) a $437 million decrease in shareowners’ deficit. The adoption of SFAS 158 had no effect on our Consolidated Statement of Operations for any period presented. For additional information regarding the impact of SFAS 158 on our Consolidated Financial Statements, see Note 10.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying this interpretation must be reported as an adjustment to the opening balance of shareowners’ deficit in 2007. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements and anticipate the adjustment to shareowners’ deficit will not be material.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires an entity to recognize compensation expense in an amount equal to the fair value of its share based payments, such as stock options granted to employees. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). We adopted SFAS 123R on January 1, 2006. For additional information regarding SFAS 123R, see “Stock-Based Compensation” in this Note.

Cash and Cash Equivalents

We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Cash and cash equivalents at December 31, 2006 and 2005 include $156 million and $155 million, respectively, which is set aside for the payment of certain operational taxes and fees to governmental authorities.

Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue, which have not been presented for payment, are recorded in accounts payable on our Consolidated Balance Sheets. These amounts totaled zero and $66 million at December 31, 2006 and 2005, respectively.

Short-Term Investments

At December 31, 2006, our short-term investments were comprised of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we record these investments as trading securities at fair value on our Consolidated Balance Sheets. At December 31, 2005, we did not have any short-term investments. For additional information about our accounting for trading securities, see “Investments in Debt and Equity Securities” in this Note.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

We have restricted cash, which primarily relates to cash held as collateral by credit card processors and interline clearinghouses and to support certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $750 million and $870 million at December 31, 2006 and 2005, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $52 million and $58 million at December 31, 2006 and 2005, respectively.

Derivative Financial Instruments

Fuel Hedging Program

We periodically use derivative instruments designated as cash flow hedges, which are comprised of heating oil and jet fuel swap and collar contracts, to manage our exposure to changes in aircraft fuel prices. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we record the fair market value of our fuel hedge contracts on our Consolidated Balance Sheets and recognize certain changes in these fair values on our Consolidated Statements of Operations.

We believe our fuel hedge contracts will be highly effective during their term in offsetting changes in cash flow attributable to the hedged risk. We perform both a prospective and retrospective assessment to this effect at least quarterly, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair market value of the hedge to other (expense) income on our Consolidated Statements of Operations rather than being deferred in accumulated other comprehensive loss on our Consolidated Balance Sheets. As a result of our effectiveness assessment at December 31, 2006, we believe our fuel hedge contracts will continue to be highly effective in achieving offsetting changes in cash flows.

Changes in the fair value of fuel hedge contracts that qualify for hedge accounting are recorded in shareowners’ deficit as a component of accumulated other comprehensive loss. These gains or losses are generally recognized in aircraft fuel expense when the related aircraft fuel purchases being hedged are consumed. To the extent that the change in the fair value of a fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel being hedged, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. For our heating oil and jet fuel option contracts, ineffectiveness is measured based on the intrinsic value of the derivative. The difference between the fair value and intrinsic value represents the time value of the option contract. Time value is excluded from the calculation of ineffectiveness and immediately recognized in other (expense) income on our Consolidated Statements of Operations.

For additional information about our derivative instruments, see Note 4.

Equity Warrants and Other Similar Rights

We record our equity warrants and other similar rights in certain companies at fair value at the date of acquisition in other noncurrent assets on our Consolidated Balance Sheets. In accordance with SFAS 133, we regularly adjust the recorded amount to reflect the changes in the fair values of the equity warrants and other similar rights, and recognize the related gains or losses in other (expense) income on our Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

Passenger Revenue

We record sales of passenger tickets as air traffic liabilities on our Consolidated Balance Sheets. Passenger revenue is recognized when we provide transportation or when the ticket expires unused, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period in which the evaluations are completed. These adjustments relate primarily to refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. We have an obligation to act as a collection agent. As we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

We sell mileage credits in our SkyMiles frequent flyer program to participating companies such as credit card companies, hotels and car rental agencies. The portion of the revenue from the sale of mileage credits that approximates the fair value of travel to be provided is deferred and recognized as passenger revenue over the period when transportation is expected to be provided. Amounts received in excess of the transportation’s fair value are recognized in income currently and classified as other revenue. A change in assumptions as to the period over which the mileage credits are expected to be used (currently 15 to 41 months), the actual redemption activity for mileage credits or our estimate of the fair value of transportation expected to be provided could have a material impact on our revenue in the year in which the change occurs and in future years.

Under our contract carrier agreements with six regional air carriers (see Note 8), we purchase all or a portion of their capacity and are responsible for selling the seat inventory we purchase. We record revenue and expenses related to our contract carrier agreements as regional affiliates passenger revenue and contract carrier agreements, respectively.

Cargo Revenue

Cargo revenue is recognized in our Consolidated Statements of Operations when we provide the transportation.

Other, net

Other, net revenue includes revenue from (1) a portion of the sale of mileage credits in our SkyMiles frequent flyer program, discussed above, (2) codeshare agreements with certain airlines and (3) other miscellaneous service revenue. Under our codeshare agreements, we sell seats on other airlines’ flights and other airlines sell seats on our flights, with each airline separately marketing its respective seats. Our revenue from other airlines’ sale of codeshare seats on our flights is recorded in passenger revenue on our Consolidated Statement of Operations.

Long-Lived Assets

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their respective estimated useful lives. Residual values for flight equipment are generally 5% of cost except when guaranteed by a third party for a different amount. We also capitalize certain internal and external costs incurred to develop internal-use software. For the years ended December 31, 2006 and 2005, we recorded $109 million and $101 million, respectively, for amortization for long-lived assets. The net book value of these assets totaled $252 million and $288 million at December 31, 2006 and 2005, respectively, and is included in ground property and equipment, net on our Consolidated Balance Sheets. The estimated useful lives for major asset classifications are as follows:

Asset Classification	Estimated Useful Life
Flight equipment	25 years
Capitalized software	5-7 years
Ground property and equipment	3-40 years
Leasehold improvements	Generally shorter of lease term or estimated useful life
Flight and ground equipment under capital lease	Shorter of lease term or estimated useful life

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale.

To determine impairments for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger yield, fuel costs, labor costs and other relevant factors. If impairment occurs, the impairment loss recognized is the amount by which the aircraft’s carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. See Note 5 for additional information about asset impairments.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is December 31. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. Our operating rights have definite useful lives and are amortized over their respective lease terms, which range from nine to 19 years.

We had one reporting unit with assigned goodwill at December 31, 2006 and 2005. In evaluating our goodwill for impairment, we first compare the reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) market multiple and recent transaction values of peer companies and (2) projected discounted future cash flows, if reasonably estimable. In applying the projected discounted future cash flow methodology, we (1) estimate the reporting unit’s future cash flows based on capacity, passenger yield, fuel costs, labor costs and other relevant factors and (2) discount those cash flows based on the reporting unit’s weighted average cost of capital. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value.

We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on projected discounted future cash flows using a similar methodology as described above for goodwill. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.

See Note 5 for additional information about goodwill and intangible assets impairment charges recorded during 2004.

Interest Expense

While operating as a debtor-in-possession, in accordance with SOP 90-7, we record interest expense only to the extent (1) interest will be paid during our Chapter 11 proceeding or (2) it is probable interest will be an allowed priority, secured, or unsecured claim. Interest expense recorded on our Consolidated Statements of Operations totaled $870 million and $1.0 billion for the years ended December 31, 2006 and 2005, respectively. Contractual interest expense (including interest expense that is associated with obligations classified as liabilities subject to compromise) totaled $1.2 billion for each of the years ended December 31, 2006 and 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During 2004, we sold our remaining ownership and voting interest in Orbitz, Inc. for $143 million. We recognized a gain of $123 million on this transaction in gain from sale of investments, net in our Consolidated Statement of Operations for the year ended December 31, 2004.

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

Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that various taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance, or the rendering of a court decision affecting a particular issue. We would adjust the income tax provision in the period in which the facts that give rise to the revision become known.

Investments in Debt and Equity Securities

We record our investments classified as available-for-sale securities at fair value in other noncurrent assets on our Consolidated Balance Sheets. Any change in the fair value of these securities is recorded in accumulated other comprehensive loss. We record our investments classified as trading securities at fair value in current assets on our Consolidated Balance Sheets and recognize changes in the fair value of these securities in other (expense) income on our Consolidated Statements of Operations.

Frequent Flyer Program

For SkyMiles accounts with sufficient mileage credits to qualify for a free travel award, we record a liability for the estimated incremental cost of flight awards that are earned and expected to be redeemed for travel on Delta or other airlines. Our incremental costs include (1) our system average cost per passenger for fuel, food and other direct passenger costs for awards to be redeemed on Delta and (2) contractual costs for awards to be redeemed on other airlines. We periodically record adjustments to this liability in other operating expenses on our Consolidated Statements of Operations based on awards earned, awards redeemed, changes in our estimated incremental costs and changes to the SkyMiles program. Changes in these estimates could have a material impact on the liability in the year in which the change occurs and in future years. The liability is recorded in other accrued liabilities on our Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Inventories

Inventories of expendable parts related to flight equipment are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence is provided for the cost of these parts over the remaining useful life of the related fleet. We also provide allowances for parts currently identified as excess or obsolete to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 5% of the original cost.

Advertising Costs

We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $150 million, $164 million, and $148 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Commissions

We record passenger commissions in prepaid expenses and other on our Consolidated Balance Sheets when the related passenger tickets are sold. Passenger commissions are recognized in operating expenses on our Consolidated Statements of Operations when the transportation is provided and the related revenue is recognized.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value provisions of SFAS 123R. This standard requires companies to measure the cost of employee services in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards (usually the vesting period of the awards). Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with APB 25, and accordingly recognized no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant.

SFAS 123R is effective for any stock options granted after December 31, 2005. For stock options granted prior to January 1, 2006, but for which vesting was not complete on that date, we applied the modified prospective transition method in accordance with SFAS 123R. Under this method, we account for such awards on a prospective basis, with expense being recognized in our Consolidated Statement of Operations beginning in the March 2006 quarter using the grant-date fair values previously calculated for our pro forma disclosures. Due to the application of the modified prospective transition method, comparable prior periods have not been retroactively adjusted to include share-based compensation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not grant any stock options during the year ended December 31, 2006. The estimated fair values of stock options granted during the years ended December 31, 2005 and 2004 were derived using the Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

	Stock Options Granted
Assumption	2006	2005	2004
Risk-free interest rate	—	3.8%	3.1%
Average expected life of stock options (in years)	—	3.0	3.2
Expected volatility of common stock	—	73.6%	68.8%
Weighted average fair value of a stock option granted	$—	$2	$3

The following table reflects for the years ended December 31, 2005 and 2004, the pro forma impact to net loss and basic and diluted loss per share had we accounted for our stock-based compensation plans under the fair value method in accordance with SFAS 123, as amended.

	Year Ended December 31,
(in millions, except per share data)	2005	2004
Net loss:
As reported	$(3,818)	$(5,198)
Stock option compensation expense determined under the fair value method	(108)	(38)
As adjusted for the fair value method under SFAS 123R	$(3,926)	$(5,236)
Basic and diluted loss per share:
As reported	$(23.75)	$(41.07)
As adjusted for the fair value method under SFAS 123R	$(24.42)	$(41.36)

On March 20, 2006, we filed with the Bankruptcy Court a motion to reject our then outstanding stock options to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in substantially all of our stock options being rejected effective March 31, 2006. In the March 2006 quarter, we recorded in our Consolidated Statement of Operations (1) $8 million of compensation expense in conjunction with the adoption of SFAS 123R, which is recorded in salaries and related costs and (2) $55 million of compensation expense associated with the rejection of stock options, which is classified in reorganization items, net and represents the unamortized fair value of previously granted stock options when we rejected these stock options.

For additional information about our stock options, see Note 12.

Fair Value of Financial Instruments

We record our cash equivalents and short-term investments at cost, which we believe approximates fair value due to their short-term maturities. The estimated fair values of other financial instruments, including debt and derivative instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analyses and the Black-Scholes model.

The aggregate fair value of our secured and unsecured debt, based primarily on reported market values, was $11.5 billion and $10.5 billion at December 31, 2006 and 2005 (which includes debt classified as liabilities subject to compromise), respectively. For additional information about our debt, see Note 6.

Reclassifications

Under our Visa/MasterCard Processing Agreement, the credit card processor (“Processor”) is permitted to withhold payment from our receivables of an amount (“Cash Reserve”) that is equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard which have not yet been used for travel.  The Cash Reserve is recorded in Restricted cash on our Consolidated Balance Sheets.  See Note 6 for additional information related to our processing agreement.

For the year ended December 31, 2006, the change in Cash Reserve has been reported as a component of operating activities on our Consolidated Statement of Cash Flows to better reflect the nature of the restricted cash activities.  Prior to 2006, we presented such change as an investing activity.  We have reclassified prior period amounts to be consistent with the current year presentation.  These reclassifications resulted in a decrease to cash flows from operating activities and a corresponding increase to cash flows from investing activities of $482 million for the year ended December 31, 2005 and $15 million for the year ended December 31, 2004 from the amounts previously reported.

We reclassified certain other prior period amounts in our Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Marketable and Other Equity Securities

Republic Airways Holdings, Inc. (“Republic Holdings”) and Affiliates

We have contract carrier agreements with two subsidiaries of Republic Holdings — Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”). As part of these agreements, we received warrants to purchase 3.5 million shares of Republic Holdings common stock with exercise prices ranging from $11.60 to $13.00 per common share. The warrants have expiration dates between June 2012 and December 2014.

The warrants were recorded at their fair values on the date received in other noncurrent assets on our Consolidated Balance Sheets. The fair values are primarily being recognized on a straight-line basis over a five year period. Changes in fair value are recorded in other (expense) income on our Consolidated Statements of Operations. The fair values totaled $33 million and $29 million at December 31, 2006 and 2005, respectively.

For additional information about our contract carrier agreements with Chautauqua and Shuttle America, see Note 8.

priceline.com Incorporated (“priceline”)

We have an agreement with priceline under which we (1) provide ticket inventory that may be sold through priceline’s Internet-based e-commerce system and (2) received certain equity interests in priceline.

At December 31, 2006 and 2005, our investment in priceline consisted of (1) 13.5 million shares of Series B Preferred Stock and (2) warrants issued in 2001 to purchase 0.8 million shares of priceline common stock at $17.81 per common share. The Series B Preferred Stock had a carrying value of $13 million, was classified as an available-for-sale security under SFAS 115 and was recorded at face value, which approximates fair value, in other noncurrent assets on our Consolidated Balance Sheets. The warrants were recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets, with any changes in fair value recorded in other (expense) income on our Consolidated Statements of Operations. The fair value of the warrants was $20 million and $7 million at December 31, 2006 and 2005, respectively.

Note 4. Risk Management and Financial Instruments

Fuel Price Risk

Our results of operations may be materially impacted by changes in the price of aircraft fuel. To manage this risk, we periodically enter into derivative contracts comprised of heating oil and jet fuel swap and collar contracts to hedge a portion of our projected aircraft fuel requirements. We do not enter into fuel hedge contracts for speculative purposes.

Under our Chapter 11 proceedings, we were authorized to hedge up to 50% of our estimated 2006 aggregate fuel consumption, with no single month exceeding 80% of our estimated fuel consumption. We are also authorized to hedge up to 80% of our projected fuel consumption for each month in the quarter ending March 31, 2007, up to 50% for each month in the quarter ending June 30, 2007, up to 35% for each month in the quarter ending September 30, 2007 and up to 25% for each month in the quarter ending December 31, 2007. We currently cannot enter into any fuel hedge contract that extends beyond December 31, 2007 without approval from the Bankruptcy Court or the Creditors Committee. As of January 31, 2007, we had hedged approximately 24% of our projected aircraft fuel requirements for the nine months ended September 2007 using heating oil and jet fuel zero-cost collar and swap contracts. We have not entered into any hedges for the December 2007 quarter.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Losses (gains) recorded on our Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 related to our fuel hedge contracts are as follows:

	For the Years Ended December 31,
	2006		2005		2004
(in millions)	Aircraft fuel expense	Other expense (income)	Aircraft fuel expense	Other expense (income)	Aircraft fuel expense	Other expense (income)
Open fuel hedge contracts	$—	$5	$—	$—	$—	$—
Settled fuel hedge contracts	108	32	—	—	(105)	28
Total	$108	$37	$—	$—	$(105)	$28

Our open fuel hedge contracts at December 31, 2006 had an estimated fair value loss of $27 million, which we recorded in accounts payable on our Consolidated Balance Sheet. We did not have any fuel hedge contracts at December 31, 2005.

Interest Rate Risk

Our exposure to market risk from volatility in interest rates is associated with our long-term debt obligations, cash portfolio, workers’ compensation obligations and pension, postemployment and postretirement benefits.

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. At December 31, 2006 and 2005, $5.6 billion and $6.0 billion, respectively, of our debt (including debt classified as liabilities subject to compromise) had a variable interest rate.

Market risk associated with our cash portfolio relates to the potential change in interest income from a decrease in interest rates. Workers’ compensation obligation risk relates to the potential changes in our future obligations and expenses from a change in interest rates used to discount these obligations. Pension, postemployment and postretirement benefits risk relates to the potential changes in our benefit obligations, funding and expenses from a change in interest rates (see Note 10).

Credit Risk

To manage credit risk associated with our aircraft fuel price hedging program, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of this program and our relative market position with each counterparty. The credit exposure related to this program was not significant at December 31, 2006 and 2005.

Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services. The majority of these sales are processed through major credit card companies, resulting in accounts receivable, which are subject to certain holdbacks by the credit card processors. We also have receivables from the sale of mileage credits under our SkyMiles frequent flyer program to participating companies such as credit card companies, hotels and car rental agencies. We believe that the credit risk associated with these receivables is minimal and that the allowance for uncollectible accounts that we have provided is appropriate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our historical experience. A portion of our projected workers’ compensation liability is secured with restricted cash collateral (see Note 2).

Equity Warrants and Other Similar Rights

We own equity warrants and other similar rights in certain companies, primarily Republic Holdings and priceline. The fair value of these rights were $53 million and $37 million at December 31, 2006 and 2005, respectively. The fair value gain (loss) adjustment of equity rights totaled $16 million, $1 million, and $(3) million for the years ended December 31, 2006, 2005, and 2004 respectively. For additional information about our accounting policy for and ownership of these rights, respectively, see Notes 2 and 3.

Note 5. Goodwill and Other Intangible Assets

The following table includes the components of goodwill at December 31, 2006, 2005 and 2004, and impairment charges recorded during 2004:

	Reporting Unit
(in millions)	Mainline	ASA	Comair	Total
Balance at January 1, 2004	$227	$498	$1,367	$2,092
Impairment charge	—	(498)	(1,367)	(1,865)
Balance at December 31, 2006, 2005 and 2004	$227	$—	$—	$227

During 2004, we re-evaluated the estimated fair values of our reporting units (Mainline, Atlantic Southeast Airlines, Inc. (“ASA”) and Comair) in light of the implementation of initiatives intended to strengthen our competitive position and the completion of our new long-range cash flow plans. These actions reflected, among other things, (1) the strategic role of ASA and Comair in our business (see Note 11 for information about our sale of ASA in 2005), (2) the projected impact of changes to our fare structure on the revenues of each of our reporting units and (3) an expectation of the continuation of historically high fuel prices. These factors had a substantial negative impact on the impairment test results for ASA and Comair. Accordingly, we recorded an impairment charge for the full value of goodwill at ASA and Comair.

Our goodwill impairment test for Mainline as of December 31, 2006, 2005, and 2004 resulted in no impairment.

The following table presents information about our intangible assets, other than goodwill, at December 31:

	2006		2005
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Operating rights	$121	$(104)	$125	$(103)
Other	3	(3)	3	(3)
Total	$124	$(107)	$128	$(106)

(in millions)	Net Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
International routes and slots	$71	$51
Other	1	1
Total	$72	$52

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2004, we recorded a $9 million impairment charge for certain of our international routes due to our decision not to utilize these routes for the foreseeable future. This charge is recorded in impairment of intangible assets on our Consolidated Statements of Operations. At December 31, 2006 and 2005, our impairment test for indefinite-lived intangible assets resulted in no impairment. For additional information about our accounting policy for goodwill and other intangible assets, see Note 2.

London Route Agreement

On October 30, 2006, we purchased from United Air Lines, Inc. its authority to operate direct transatlantic service between New York and London (the “Route”). We agreed to purchase the Route for up to $21 million, consisting of $13 million which we paid at the closing of the transaction and four annual payments of $2 million payable in 2007 through 2010. If, however, the current bilateral agreement between the U.S. and the United Kingdom is expanded at any time during that four-year period to permit more than two U.S. carriers to operate service on the Route, then our obligation to make any remaining payments ceases.

Note 6. Debt

The following table summarizes our debt at December 31, 2006 and 2005:

(dollars in millions)	2006	2005
Senior Secured(1)
Secured Super-Priority Debtor-in-Possession Credit Agreement
8.12% GE DIP Credit Facility Term Loan A due March 16, 2008(2)	$600	$600
10.12% GE DIP Credit Facility Term Loan B due March 16, 2008(2)	700	700
12.87% GE DIP Credit Facility Term Loan C due March 16, 2008(2)	600	600
	1,900	1,900
Other senior secured debt
14.11% Amex Facility Note due in installments during 2007(2)(3)	176	300
	176	300
Secured(1)
Series 2000-1 Enhanced Equipment Trust Certificates
7.38% Class A-1 due in installments from 2007 to May 18, 2010	136	174
7.57% Class A-2 due November 18, 2010	738	738
7.92% Class B due November 18, 2010	182	182
	1,056	1,094
Series 2001-1 Enhanced Equipment Trust Certificates
6.62% Class A-1 due in installments from 2007 to March 18, 2011	130	150
7.11% Class A-2 due September 18, 2011	571	571
7.71% Class B due September 18, 2011	207	207
7.30% Class C due September 18, 2006	—	60
	908	988
Series 2001-2 Enhanced Equipment Trust Certificates
7.06% Class A due in installments from 2007 to December 18, 2011(2)	313	341
8.26% Class B due in installments from 2007 to December 18, 2011(2)	145	172
9.61% Class C due in installments from 2007 to December 18, 2011(2)	64	77
	522	590
Series 2002-1 Enhanced Equipment Trust Certificates
6.72% Class G-1 due in installments from 2007 to January 2, 2023	454	488
6.42% Class G-2 due July 2, 2012	370	370
7.78% Class C due in installments from 2007 to January 2, 2012	111	126
	935	984
Series 2003-1 Enhanced Equipment Trust Certificates
6.13% Class G due in installments from 2007 to January 25, 2008(2)	291	318
9.11% Class C due in installments from 2007 to January 25, 2008(2)	135	135
	426	453

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(dollars in millions)	2006	2005
General Electric Capital Corporation(4)
9.87% Notes due in installments from 2007 to July 7, 2011(2)(5)	168	198
9.87% Notes due in installments from 2007 to July 7, 2011(2)(6)	119	134
9.87% Notes due in installments from 2007 to July 7, 2011(2)(7)	271	293
	558	625
Other secured debt
8.86% Senior Secured Notes due in installments from 2007 to September 29, 2012(8)	189	235
4.62% to 8.85% Other secured financings due in installments from 2007 to May 9, 2021(2)(9)(10)	1,354	1,715
Total senior secured and secured debt	$8,024	$8,884
Unsecured(9)
Massachusetts Port Authority Special Facilities Revenue Bonds
5.0-5.5% Series 2001A due in installments from 2012 to January 1, 2027	$338	$338
4.25% Series 2001B due in installments from 2027 to January 1, 2031(2)	80	80
4.3% Series 2001C due in installments from 2027 to January 1, 2031(2)	80	80
7.7% Notes due December 15, 2005	122	122
7.9% Notes due December 15, 2009	499	499
9.75% Debentures due May 15, 2021	106	106
Development Authority of Clayton County, loan agreement
3.98% Series 2000A due June 1, 2029(2)	65	65
4.05% Series 2000B due May 1, 2035(2)	110	110
4.05% Series 2000C due May 1, 2035(2)	120	120
8.3% Notes due December 15, 2029	925	925
8.125% Notes due July 1, 2039	538	538
10.0% Senior Notes due August 15, 2008	248	248
8.0% Convertible Senior Notes due June 3, 2023	350	350
2 7/8% Convertible Senior Notes due February 18, 2024	325	325
3.01% to 10.375% Other unsecured debt due in installments from 2006 to May 1, 2033	703	703
Total unsecured debt	4,609	4,609
Total secured and unsecured debt, including liabilities subject to compromise	12,633	13,493
Less: pre-petition debt classified as liabilities subject to compromise(9)(10)	(4,945)	(5,766)
Total debt	7,688	7,727
Less: current maturities	(1,466)	(1,183)
Total long-term debt	$6,222	$6,544

(1)
Our senior secured debt and secured debt is collateralized by first liens, and in many cases second and junior liens, on substantially all of our assets, including but not limited to accounts receivable, owned aircraft, certain spare engines, certain spare parts, certain flight simulators, ground equipment, landing slots, international routes, equity interests in certain of our domestic subsidiaries, intellectual property and real property. For more information on the Secured Super-Priority Debtor-in-Possession Credit Agreement and other senior secured debt, see “DIP Credit Facility” and “Financing Agreement with Amex”, respectively, in this Note.

(2)
Our variable interest rate long-term debt is shown using interest rates which represent LIBOR or Commercial Paper plus a specified margin, as provided for in the related agreements. The rates shown were in effect at December 31, 2006, if applicable.

(3)	For additional information about the repayment terms related to these debt maturities, see “Financing Agreement with Amex” in this Note.
(4)
For information about the letters of credit issued by, and our related reimbursement obligation to, General Electric Capital Corporation (“GECC”), see “Letter of Credit Enhanced Special Facility Bonds” and “Reimbursement Agreement and Other GECC Agreements” in this Note.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)	For additional information about this debt, as amended (“Spare Engines Loan”), see “Reimbursement Agreement and Other GECC Agreements” in this Note.

(6)	For additional information about this debt, as amended (“Aircraft Loan”), see “Reimbursement Agreement and Other GECC Agreements” in this Note.

(7)	For additional information about this debt, as amended (“Spare Parts Loan”), see “Reimbursement Agreement and Other GECC Agreements” in this Note.

(8)
In October 2006, we refinanced our 9.5% Senior Secured Notes due 2008 (“Senior Notes”). In connection with the refinancing, we repaid $39 million in principal of the Senior Notes. We refinanced the remaining $196 million principal of the Senior Notes by issuing $196 million principal amount of new notes (“New Notes”). The New Notes are due in installments through September 2012 and bear interest at a floating rate based on LIBOR plus a margin. The New Notes are secured by the same 32 aircraft as the Senior Notes.

(9)
In accordance with SOP 90-7, substantially all of our unsecured debt has been classified as liabilities subject to compromise. Additionally, certain of our undersecured debt has been classified as liabilities subject to compromise. For more information on liabilities subject to compromise, see Note 1.

(10)
Certain of our secured and under-secured debt, which was classified as liabilities subject to compromise at December 31, 2005, has been reclassified from liabilities subject to compromise or converted to operating leases during the year ended December 31, 2006 in connection with in-court restructuring initiatives undertaken as part of our Chapter 11 reorganization.

Future Maturities

The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2006:

Years Ending December 31, (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
2007	$1,466	$453	$1,919
2008	2,152	640	2,792
2009	392	868	1,260
2010	1,300	177	1,477
2011	1,307	103	1,410
After 2011	1,071	2,704	3,775
Total	$7,688	$4,945	$12,633

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

The DIP Credit Facility consists of a $600 million Term Loan A arranged by GECC (the “TLA”), a $700 million Term Loan B arranged by GECC (the “TLB”) and a $600 million Term Loan C arranged jointly by GECC and Morgan Stanley (the “TLC”) (together with the TLA and TLB, collectively, the “DIP Loans”). We applied a portion of these proceeds to (1) repay in full the $480 million principal amount outstanding under our pre-petition credit facility for which GECC was agent (“GE Pre-Petition Facility”); (2) repay in full the $500 million principal amount outstanding under our Amex Pre-Petition Facility (defined below); and (3) prepay $50 million of the $350 million principal amount outstanding under our Amex Post-Petition Facility (defined below). The remainder of the proceeds of the DIP Loans is available for our general corporate purposes.

Availability of funds under the TLA is subject to a borrowing base calculation. If the outstanding amount of the TLA at any time exceeds the borrowing base, we must immediately repay the TLA or post cash collateral in an amount equal to the excess.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The TLA, TLB and TLC each mature on the earliest of (1) March 16, 2008, (2) the effective date of a plan of reorganization in the Debtors’ bankruptcy cases or (3) accelerations and termination of the obligations under such loans if an event of default occurs under the DIP Credit Facility, as more fully discussed below. Prior to March 27, 2006, the TLA bore interest, at our option, at LIBOR plus 4.50% or an index rate plus 3.75%; the TLB bore interest, at our option, at LIBOR plus 6.50% or an index rate plus 5.75%; and the TLC bore interest, at our option, at LIBOR plus 9.00% or an index rate plus 8.25%.

We may also request the issuance of up to $200 million in letters of credit under the DIP Credit Facility, which must be fully cash collateralized at all times such letters of credit are outstanding.

Our obligations under the DIP Credit Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). We will be required to make certain mandatory repayments of the DIP Loans in the event we sell certain assets, subject to certain exceptions. Any portion of the DIP Loans that is repaid through either voluntary or mandatory prepayment may not be reborrowed.

The DIP Loans and the related guarantees are secured by first priority liens on substantially all of our and the Guarantors’ present and future assets (including assets that previously secured the GE Pre-Petition Facility) and by junior liens on certain of our and our Guarantors’ other assets (including certain accounts receivable and other assets subject to a first priority lien securing the Amex Post-Petition Facility described below), in each case subject to certain exceptions, including an exception for assets that are subject to financing agreements that are entitled to the benefits of Section 1110 of the Bankruptcy Code, to the extent such financing agreements prohibit such liens.

The DIP Credit Facility includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including our ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock.

The financial covenants require us to:

●
maintain unrestricted funds in an amount not less than $750 million through May 31, 2006; $1.0 billion at all times from June 1, 2006, through November 30, 2006; $750 million at all times from December 1, 2006, through February 28, 2007; and $1.0 billion at all times thereafter (“Liquidity Covenant”);

●	not exceed specified levels of capital expenditures during any fiscal quarter; and

●
achieve specified levels of earnings before interest, taxes, depreciation, amortization and aircraft rent, as defined (“EBITDAR”), for successive trailing 12-month periods through March 2008. During 2005, we were required to achieve increasing levels of EBITDAR, including EBITDAR of $644 million for the 12-month period ending December 31, 2005. Thereafter, the minimum EBITDAR level for each successive trailing 12-month period continues to increase, including $1.4 billion for the 12-month period ended December 31, 2006; $2.0 billion for the 12-month period ending December 31, 2007; and $2.0 billion for each 12-month period ending thereafter. If our cash on hand exceeds the minimum cash on hand that we are required to maintain pursuant to the Liquidity Covenant, then the EBITDAR level that we are required to achieve is effectively reduced by the amount of such excess cash, up to a maximum reduction of $250 million from the required EBITDAR level.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Amended and Restated DIP Credit Facility is otherwise substantially the same as the DIP Credit Facility, including financial covenants, collateral, guarantees, maturity date and events of default. The Amended and Restated DIP Credit Facility allowed the execution of amendments to (1) the Other GECC Agreements (defined below) and certain other credit facilities previously entered into by us with GECC and (2) a reimbursement agreement between us and GECC (the “Reimbursement Agreement”) related to letters of credit originally totaling $403 million which were issued on our behalf by GECC, to support our obligations with respect to tax-exempt special facility bonds issued to refinance the construction cost of certain airport facilities leased to us. See below for additional information about the amendments to the credit facilities and the Reimbursement Agreement.

On August 31, 2006, we entered into an amendment to the Amended and Restated DIP Credit Facility that authorized us to consummate a fuel inventory supply agreement (see Note 8).

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

As required by the Modification Agreement, on September 16, 2005, we used a portion of the proceeds of our initial borrowing under the DIP Credit Facility to repay the principal amount of $500 million, together with interest thereon, that we had previously borrowed from Amex under the Amex Pre-Petition Facility. Simultaneously, we borrowed $350 million from Amex pursuant to the terms of the Amex Pre-Petition Facility as modified by the Modification Agreement (the “Amex Post-Petition Facility”). The amount borrowed under the Amex Post-Petition Facility is being repaid in equal monthly installments, either as direct monthly payments from us or as a credit towards Amex’s actual purchases of SkyMiles during the 17-month period commencing in July 2006. Any unused prepayment credit will carryover to the next succeeding month with a final repayment date for any then outstanding advances no later than November 30, 2007. Prior to March 27, 2006, the outstanding advances bore a fee, equivalent to interest, at a rate of LIBOR plus a margin of 10.25%. As of the date of effectiveness of the Amended and Restated DIP Credit Facility, to which Amex consented, the fee on outstanding advances decreased to a rate of LIBOR plus a margin of 8.75%.

On October 7, 2005, pursuant to Amendment No. 1 to the Modification Agreement (the “Amendment to the Modification Agreement”), Amex consented to the above-described increased principal amount of the DIP Credit Facility from $1.7 billion to $1.9 billion in return for a prepayment of $50 million under the Amex Post-Petition Facility. The prepayment was credited in inverse order of monthly installments during the 17-month period commencing in July 2006.

Our obligations under the Amex Post-Petition Facility are guaranteed by the Guarantors of the DIP Credit Facility. Our obligations under certain of our agreements with Amex, including our obligations under the Amex Post-Petition Facility, the SkyMiles Agreements and the agreement pursuant to which Amex processes travel and other purchases made from us using Amex credit cards (“Card Services Agreement”), and the corresponding obligations of the Guarantors, are secured by (1) a first priority lien on our right to payment from Amex for purchased SkyMiles, our interest in the SkyMiles Agreements and related assets and our right to payment from Amex under, and our interest in, the Card Services Agreement and (2) a junior lien on the collateral securing the DIP Credit Facility on a first priority basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with the Amended and Restated DIP Credit Facility, we executed a conforming amendment and restatement of the Amex Post-Petition Facility. The financial covenants, collateral, guarantees, maturity dates and events of default are not changed by the amendment and restatement. As of the date of effectiveness of the Amended and Restated DIP Credit Facility, to which Amex consented, the fee on outstanding advances under the Amex Post-Petition Facility decreased to a rate of LIBOR plus a margin of 8.75%.

On August 31, 2006, we entered into an amendment to the Amex Post-Petition Facility that authorized us to consummate a fuel inventory supply agreement (see Note 8).

The Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility are subject to an intercreditor agreement that generally regulates the respective rights and priorities of the lenders under each facility with respect to collateral and certain other matters.

Letter of Credit Enhanced Special Facility Bonds

At December 31, 2006, there were outstanding $381 million aggregate principal amount of tax exempt special facility bonds (“Bonds”) enhanced by letters of credit, including:

●
$295 million principal amount of bonds issued by the Development Authority of Clayton County (“Clayton Authority”) to refinance the construction cost of certain facilities leased to us at Hartsfield-Jackson Atlanta International Airport. We pay debt service on these bonds pursuant to loan agreements between us and the Clayton Authority.

●
$86 million principal amount of bonds issued by other municipalities to refinance the construction cost of certain facilities leased to us at Cincinnati/Northern Kentucky International Airport and Salt Lake City International Airport. We pay debt service on these bonds pursuant to long-term lease agreements.

The Bonds (1) have scheduled maturities between 2029 and 2035, (2) currently bear interest at a variable rate that is determined weekly and (3) may be tendered for purchase by their holders on seven days notice. Tendered Bonds are remarketed at prevailing interest rates.

Principal and interest on the Bonds are currently paid through drawings on irrevocable, direct-pay letters of credit currently totaling $387 million issued by GECC pursuant to the Reimbursement Agreement. In addition, if tendered Bonds cannot be remarketed, the purchase price is paid by drawings on these letters of credit. The GECC letters of credit were originally scheduled to expire on May 20, 2008. Pursuant to the Amendments (defined below), the GECC letters of credit will now expire on July 7, 2011. The GECC letters of credit were originally issued in the amount of $403 million, but a draw on one of the letters of credit paid off approximately $16 million in special facility bonds related to a Tampa maintenance base when we rejected the lease for this facility in June 2006 to streamline our maintenance operations and obtain other cost savings.

If a drawing under a letter of credit is made to pay the purchase price of Bonds tendered for purchase and not remarketed, our resulting reimbursement obligation to GECC will bear interest at a base rate or three-month LIBOR plus a margin. The principal amount of any outstanding reimbursement obligation will be repaid quarterly through July 7, 2011. Our obligation to reimburse GECC for the drawing on the letter of credit that secured the Tampa maintenance base special facility bonds is on these terms as well.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unless the GECC letters of credit are extended in a timely manner, we will be required to purchase the Bonds on July 2, 2011, five calendar days prior to the expiration of the letters of credit. In this circumstance, we could seek, but there is no assurance that we would be able (1) to sell the Bonds without credit enhancement at then-prevailing fixed interest rates or (2) to replace the expiring letters of credit with new letters of credit from an alternate credit provider and remarket the Bonds.

Reimbursement Agreement and Other GECC Agreements

Under the Reimbursement Agreement between us and GECC, we are required to reimburse GECC for drawings on the letters of credit that support the Bonds. Prior to the Amendments (as defined below), our reimbursement obligations to GECC were secured by (1) nine B-767-400 and three B-777-200 aircraft (“LOC Aircraft Collateral”), (2) 93 spare Mainline aircraft engines (“Engine Collateral”) and (3) a portion of the Mainline aircraft spare parts owned by us (“Spare Parts Collateral”), as discussed below.

We have three additional financing arrangements with GECC (other than the Amended and Restated DIP Credit Facility), as referenced in the footnotes to the table above in this Note. Prior to the Amendments, the Spare Engines Loan was secured by (1) the Engine Collateral, (2) so long as the letters of credit discussed above are outstanding, the LOC Aircraft Collateral and (3) a portion of the Spare Parts Collateral, as discussed below.  The Spare Engines Loan is not repayable at our election prior to maturity.

Prior to the Amendments, the Aircraft Loan was secured by (1) five B-767-400 aircraft (“Other Aircraft Collateral”), (2) the Engine Collateral and (3) all Spare Parts Collateral. Also prior to the Amendments, the Spare Parts Loan was secured by (1) the Other Aircraft Collateral, (2) the Engine Collateral and (3) the Spare Parts Collateral.

Under our prior agreement with GECC, the Spare Parts Collateral secured up to $75 million of our obligations to GECC under (1) the Reimbursement Agreement, (2) the Spare Engines Loan and (3) 12 CRJ-200 aircraft leases. Additionally, the Engine Collateral and the Spare Parts Collateral secured, on a subordinated basis, up to $160 million of certain other existing debt and aircraft lease obligations to GECC and its affiliates (“Subordinated GECC Obligations”).

On March 31, 2006, we entered into amendments (the “Amendments”) to the Reimbursement Agreement, the Spare Engines Loan, the Aircraft Loan, the Spare Parts Loan (these last three credit facilities will be referred to collectively as the “Other GECC Agreements”) and certain other credit facilities with GECC (other than the Amended and Restated DIP Credit Facility).

As a result of the Amendments, the LOC Aircraft Collateral, the Spare Engines Collateral, the Spare Parts Collateral and the Other Engine Collateral (collectively, the “Collateral Pool”) secure (1) each of the Other GECC Agreements, (2) 12 leases for CRJ-200 aircraft we previously entered into with GECC, (3) leases of up to an additional 15 CRJ-200 aircraft pursuant to the put rights described below, (4) the Reimbursement Agreement and (5) all of the Subordinated GECC Obligations (with no maximum amount). In addition, the expiration dates of the letters of credit issued in connection with the Reimbursement Agreement were extended from 2008 to 2011, and the minimum collateral value test formerly in the Reimbursement Agreement was eliminated.

As a condition to the Amendments, we granted GECC the right, exercisable until March 30, 2007, to lease to us up to an additional 15 CRJ-200 aircraft (“put rights”). GECC may exercise the put rights only after providing us with prior written notice, and no more than three such aircraft may be scheduled for delivery in the same month. The leases will have terms ranging between 108 months and 172 months, as determined by GECC, and lease rates will be based on the date of manufacture of the aircraft. We believe that the lease payments for these 15 aircraft will aggregate $215 million over the maximum 172 month term and that the lease payments approximate current market rates. As of December 31, 2006, GECC has leased nine of these aircraft to us and we have subleased all nine aircraft to Connection Carriers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Boston Airport Terminal Project

During 2001, we entered into lease and financing agreements with the Massachusetts Port Authority (“Massport”) for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The construction of the new terminal was funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under an agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service. For additional information about these bonds, see the debt table above. Because we have issued a guarantee of the debt service on the bonds, we have included the bonds, as well as the related bond proceeds, on our Consolidated Balance Sheets. The bonds are reflected as liabilities subject to compromise and the related remaining proceeds, which are held in a trust, are reflected as restricted investments in other assets on our Consolidated Balance Sheets.

As part of our restructuring efforts, we have entered into a settlement agreement with Massport, the bond trustee and the bond insurer providing, among other things, for a reduction in our leasehold premises, the ability to return some additional space in 2007 and 2011 and the reduction of our lease term to ten years. The settlement agreement also provides that our obligations with respect to the bonds shall be eliminated, including the guarantee of debt service, and that all rental payments for the leased space shall be made to Massport. On February 14, 2007, the Bankruptcy Court approved a consent motion authorizing the settlement agreement, the assumption of the amended lease and the restructuring of related agreements.

Letter of Credit Facility Related to Visa/MasterCard Credit Card Processing Agreement

On January 26, 2006, with the authorization from the Bankruptcy Court, we entered into a letter of credit facility with Merrill Lynch. Under the Letter of Credit Reimbursement Agreement, Merrill Lynch issued a $300 million irrevocable standby letter of credit (“Merrill Lynch Letter of Credit”) for the benefit of our Processor. As contemplated in our Visa/MasterCard credit card processing agreement (“Processing Agreement”), we are providing the Merrill Lynch Letter of Credit as a substitution for a portion of the cash withholding that the Processor maintains.

Under the Processing Agreement, the Processor is permitted to withhold a Cash Reserve that is equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard which have not yet been used for travel (the “unflown ticket liability”). We estimate that the Cash Reserve, which adjusts daily, will range between $450 million and $1.1 billion during the term of the Processing Agreement. The Processing Agreement allows us to substitute the Merrill Lynch Letter of Credit for a portion of the Cash Reserve equal to the lesser of $300 million and 45% of the unflown ticket liability.  See Note 2 for additional information about our reclassification of the change in Cash Reserve on our Consolidated Statements of Cash Flows.

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

Our obligation to reimburse Merrill Lynch under the Merrill Lynch Letter of Credit for any draws made by the Processor is not secured and will constitute a super-priority administrative expense claim that is subject to certain other claims, including our post-petition financing. The Merrill Lynch Letter of Credit was originally due to expire on January 21, 2008. In July 2006, with the approval of the Bankruptcy Court, we amended the Merrill Lynch Letter of Credit to, among other matters, extend the expiration date to September 14, 2008 and to reduce the fees payable by us. The Merrill Lynch Letter of Credit will renew automatically for one-year periods after September 14, 2008 unless Merrill Lynch notifies the Processor 420 days prior to the applicable expiration date that it will not renew the Merrill Lynch Letter of Credit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bombardier Agreement

During the June 2006 quarter, Comair, Bombardier, Inc. (“Bombardier”) and a subsidiary of Bombardier completed, with the approval of the Bankruptcy Court, an agreement under which, among other things, (1) Comair surrendered a letter of credit supporting certain reimbursement obligations owed by Bombardier to Comair, which were simultaneously released by Comair and (2) Bombardier transferred to Comair $171 million aggregate principal amount of secured notes issued to Bombardier by Delta. The transfer of the secured notes constitutes an extinguishment of debt under SFAS No. 140, “Accounting for the Transfer and Services of Financial Assets and Extinguishment of Liabilities.” We recognized a $26 million gain as a result of this extinguishment of debt, which is classified in reorganization items, net.

Covenants

As discussed above, the Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility include certain affirmative, negative and financial covenants. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. Failure to maintain these coverages may result in an interruption to our operations. See Note 8 for additional information about our war-risk insurance currently provided by the U.S. government.

We were in compliance with these covenant requirements at December 31, 2006 and 2005.

Exit Financing

On January 29, 2007, we secured commitments for a $2.5 billion exit financing facility (the “Exit Facility”) to be used in connection with our plan to exit bankruptcy in the second quarter of 2007. The Exit Facility will be co-led by a syndicate of six lenders and will consist of a $1.0 billion first-lien revolving credit facility, a $500 million first-lien Term Loan A and a $1.0 billion second-lien Term Loan B. Proceeds from the Exit Facility will be used to repay the outstanding principal amounts of $1.9 billion and $176 million, together with interest thereon and all other amounts outstanding thereunder, for the Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility, respectively. The Exit Facility will be secured by substantially all of the first priority collateral in the existing Amended and Restated DIP Credit Facility.

The scheduled maturity date for the revolving credit facility and the Term Loan A will be the fifth anniversary of the closing date of the Exit Facility. The scheduled maturity date for the Term Loan B will be the seventh anniversary of the closing date of the closing of the Exit Facility.

The Exit Facility will contain financial covenants that will require us to maintain a minimum fixed charge coverage ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. In addition, the Exit Facility will restrict our ability to, among other things, incur additional secured indebtedness, make investments, sell assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material impact on our operations.

The closing and funding of the Exit Facility is subject to the completion of definitive documentation and certain other conditions precedent.

Note 7. Lease Obligations

We lease aircraft, airport terminals and maintenance facilities, ticket offices and other property and equipment from third parties. As allowed under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions, including compliance with Section 1110.

Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $945 million, $1.1 billion, and $1.3 billion for the years ended December 31, 2006, 2005, and 2004, respectively. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Our interest in assets acquired under capital leases is recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Our leases do not include residual value guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize, as of December 31, 2006, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft under contract carrier agreements) with initial terms in excess of one year:

Capital Leases

Years Ending December 31, (in millions)	Not Subject to Compromise	Subject to Compromise	Total
2007	$104	$6	$110
2008	100	3	103
2009	99	—	99
2010	99	—	99
2011	94	—	94
After 2011	94	—	94
Total minimum lease payments	590	9	599
Less: amount of lease payments representing interest	266	1	267
Present value of future minimum capital lease payments	324	8	332
Less: current obligations under capital leases	37	5	42
Long-term capital lease obligations	$287	$3	$290

Operating Leases
Years Ending December 31, (in millions)	Delta Lease Payments	Contract Carrier Agreements Lease Payments(1)	Total
2007	$871	$386	$1,257
2008	798	384	1,182
2009	652	325	977
2010	590	325	915
2011	467	325	792
After 2011	2,607	2,308	4,915
Total minimum lease payments	$5,985	$4,053	$10,038

(1)
Emerging Issues Task Force 01-08, “Determining Whether an Arrangement Contains a Lease”, provides guidance on whether an arrangement contains a lease within the scope of SFAS 13 and is applicable to agreements entered into or modified after June 30, 2003. Because we entered into our contract carrier agreement with Chautauqua prior to June 30, 2003, payments totaling $183 million related to Chautauqua aircraft are not included in the table.

At December 31, 2006, we operated 166 aircraft under operating leases and 65 aircraft under capital leases. These leases have remaining terms ranging from 10 months to nine years. For the year ended December 31, 2006, we recorded estimated claims relating to the restructuring of the financing arrangements of 188 aircraft and the rejection of 16 leases. Many of these transactions are subject to Bankruptcy Court approval.

Note 8. Purchase Commitments and Contingencies

Aircraft Order Commitments

Future commitments for aircraft on firm order as of December 31, 2006 are estimated to be $3.0 billion. The following table shows the timing of these commitments:

Years Ending December 31, (in millions)
2007	$523
2008	823
2009	960
2010	712
Total	$3,018

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our aircraft order commitments as of December 31, 2006 consist of firm orders to purchase five B-777-200LR aircraft, 10 B-737-700 aircraft and 50 B-737-800 aircraft, including 48 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer starting in 2007. These sales will reduce our future commitments by approximately $2.0 billion during the period 2007 through 2010.

On January 31, 2007, we entered into an agreement to purchase 30 CRJ-900 aircraft from Bombardier Inc., with options to acquire an additional 30 CRJ-900 aircraft.  The aircraft will be delivered in two-class, 76 seat configuration between September 2007 and February 2010.  We expect these aircraft will be operated by regional air carriers under contract carrier agreements, and the purchase agreement permits assignment of the aircraft and related support provisions to other carriers.  We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for the 30 firm orders.

We have signed a letter of intent with a third party to lease 10 B-757-200ER aircraft. These aircraft will be delivered from July 2007 through November 2007 and will be leased for seven years and three months each. We have also signed a letter of intent with a separate third party to lease three B-757-200ER aircraft which would be delivered to us in the first quarter of 2008, or such earlier dates as the parties may agree, and will be leased for five years.

Contract Carrier Agreements

Delta Connection Carriers

As of December 31, 2006, we had contract carrier agreements with seven regional air carriers (“Connection Carriers”), including our wholly owned subsidiary, Comair, and six unaffiliated carriers. Except for the agreement with American Eagle Airlines, Inc (“Eagle”) discussed below, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

During the year ended December 31, 2006, the following five carriers operated as contract carriers (in addition to Comair) pursuant to agreements under which we pay amounts based on a determination of the costs of operating these flights and other factors. The following table shows the maximum number of aircraft to be operated for us under, and the expiration date of, our contract carrier agreements with each of these carriers:

Carrier(1)	Maximum Number of Aircraft to be Operated Under Agreement (1) (2)	Expiration Date of Agreement
ASA(2)	161	2020
SkyWest Airlines(2)	98	2020
Chautauqua	39	2016
Freedom	42	2017
Shuttle America	16	2019

(1)
The table does not include information regarding Eagle because our agreement with Eagle is structured as a revenue proration arrangement which establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

(2)
In our Chapter 11 proceedings, we assumed our obligations under the contract carrier agreements with ASA and SkyWest Airlines. Accordingly, these agreements are not subject to rejection pursuant to Section 365 of the Bankruptcy Code.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under contract carrier agreements with unaffiliated regional air carriers:

•	SkyWest Airlines, Inc. (“SkyWest Airlines”) and Chautauqua for all periods presented;

•	Shuttle America for the year ended December 31, 2006 and from September 1 through December 31, 2005;

•	ASA for the year ended December 31, 2006 and from September 8 through December 31, 2005. On September 7, 2005, we sold ASA to SkyWest, Inc. (“SkyWest”); and

•	Freedom Airlines, Inc. (“Freedom”) for the year ended December 31, 2006 and from October 1 to December 31, 2005.

(in millions, except for number of aircraft operated), unaudited	2006	2005
ASMs	15,390	8,275
RPMs	11,931	5,961
Number of aircraft operated, end of period	324	265

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

We estimate that the total fair values, determined as of December 31, 2006, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are $483 million and $367 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates.  If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft.  These equity amounts for Chautaqua and Shuttle America total $56 million and $34 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on our Consolidated Balance Sheets at December 31, 2006 and 2005.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of at least 36 of the passengers, including a number of lawsuits that also name Delta as a defendant. Additional lawsuits are anticipated. These lawsuits, which are in preliminary stages, generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. All but four of the lawsuits filed to date have been filed either in the U.S. District Court for the Eastern District of Kentucky, or in state court in Fayette County, Kentucky. The cases filed in state court in Kentucky have been or are expected to be removed to federal court. One lawsuit has been filed in the U.S. District Court for the Northern District of New York, one lawsuit has been filed in state court in Broward County, Florida and two lawsuits have been filed in the U.S. District Court for the District of Kansas. The federal court in New York has ordered the case filed there to be transferred to the federal court in Kentucky. The Debtors’ motion is currently pending in federal court in Florida to transfer the case filed in Florida to the federal court in Kentucky. The Debtors are also seeking to transfer the lawsuits filed in Kansas to the federal court in Kentucky. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, Comair has filed an action in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the Federal Aviation Administration (“FAA”)), the Lexington Airport Board and certain other Lexington airport defendants, seeking to apportion potential liability for damages arising from this accident among all responsible parties.

During the September 2006 quarter, we recorded a long term liability with a corresponding long term receivable from our insurance carriers in other noncurrent liabilities and assets, respectively, on our Consolidated Balance Sheet relating to the Comair Flight 5191 accident. These estimates may be revised as additional information becomes available. We carry aviation risk liability insurance and believe this insurance is sufficient to cover any liability likely to arise from this accident.

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

General Indemnifications

We are the lessee under many commercial real estate leases. It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor’s related parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at or in connection with the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by either their sole or gross negligence and their willful misconduct.

Our aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the condition, use or operation of the aircraft or such other equipment.

We believe that our insurance would cover most of our exposure to such liabilities and related indemnities associated with the types of lease and financing agreements described above, including real estate leases. However, our insurance does not typically cover environmental liabilities, although we have certain policies in place to meet the requirements of applicable environmental laws.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Employees Under Collective Bargaining Agreements

At December 31, 2006, we had a total of approximately 51,300 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions. For additional information related to our collective bargaining agreements, see Note 1.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends to August 31, 2007. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Fuel Inventory Supply Agreement

On August 31, 2006, we entered into an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron became the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area. In accordance with this agreement, on September 6, 2006, we sold to Aron, at then current market prices, (1) all jet fuel inventory that we were then holding in storage at facilities that support our operations at the airports in Atlanta and Cincinnati and (2) all jet fuel inventory that was in transit to these airports as well as to the three major New York City area airports. We received approximately $102 million from this sale. In addition, for the duration of the agreement, we (1) assigned to Aron certain existing supply agreements with our third party suppliers for jet fuel for these locations, (2) transferred to Aron the right to use our storage facilities in Atlanta and Cincinnati and (3) transferred to Aron allocations in pipeline systems through which jet fuel is delivered to storage facilities for the Atlanta airport, the Cincinnati airport and the three New York City area airports. The initial sale of our jet fuel inventory did not have a material impact on our Consolidated Statement of Operations. The agreement with Aron has six-month terms that automatically renew unless terminated by either party thirty days prior to the end of any six-month period, and the agreement will terminate on its third anniversary. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all jet fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all jet fuel inventory that is in transit to these airports as well as to the three New York City area airports. At termination of the agreement, Aron will return to us our rights to use the storage facilities in Atlanta and Cincinnati and our allocations in pipeline systems.

Other

We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. Because these obligations are contingent on our termination of the contract without cause prior to its expiration date, no obligation would exist unless such a termination occurs. We also cannot predict the impact, if any, that our Chapter 11 proceedings might have on these obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes (see Note 2 for information about our accounting policy for income taxes). The following table shows significant components of our deferred tax assets and liabilities at December 31, 2006 and 2005:

(in millions)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$2,921	$3,246
Additional minimum pension liability (see Note 10)	615	1,565
Postretirement benefits	681	716
Other employee benefits	2,898	992
AMT credit carryforward	346	346
Rent expense	1,215	398
Other	598	757
Valuation allowance	(5,169)	(3,954)
Total deferred tax assets	$4,105	$4,066
Deferred tax liabilities:
Depreciation and amortization	$3,850	$3,763
Other	259	336
Total deferred tax liabilities	$4,109	$4,099

The following table shows the current and noncurrent deferred tax (liabilities) assets, recorded on our Consolidated Balance Sheets at December 31, 2006 and 2005:

(in millions)	2006	2005
Current deferred tax assets, net	$402	$99
Noncurrent deferred tax liabilities, net	(406)	(132)
Total deferred tax liabilities, net	$(4)	$(33)

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

At December 31, 2006, we had (1) $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) approximately $7.8 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022. Our ability to utilize our AMT and NOL carryforwards will be subject to significant limitation if, as a result of our Chapter 11 proceedings, we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. For additional information about the Bankruptcy Court’s order designed to assist us in preserving our NOLs, see Note 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Allowance

SFAS 109 requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, our industry’s historically cyclical periods of earnings and losses and our outlook for future years.

For the year ended December 31, 2006, we recorded an income tax benefit totaling $765 million. This amount primarily reflects adjustments to our valuation allowance from the reversal of accrued pension liabilities associated with the derecognition of previously recorded Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination. For additional information regarding the termination of the Pilot Plan, see Note 10.

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

Our income tax benefit (provision) for the years ended December 31, 2006, 2005, and 2004 consisted of:

(in millions)	2006	2005	2004
Current tax benefit (provision)	$17	$(9)	$—
Deferred tax benefit (exclusive of the other components listed below)	2,364	1,464	1,139
Increase in valuation allowance	(1,616)	(1,414)	(2,345)
Income tax benefit (provision)	$765	$41	$(1,206)

The following table presents the principal reasons for the difference between the effective tax rate and the United States federal statutory income tax rate for 2006, 2005, and 2004:

	2006	2005	2004
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal income tax effect	(2.5)	(3.3)	(1.5)
Goodwill impairment	—	—	7.5
Increase in valuation allowance	23.2	36.6	58.8
Other, net	3.3	0.6	0.4
Effective income tax rate	(11.0)%	(1.1)%	30.2%

Note 10. Employee Benefit Plans

We sponsor qualified defined benefit and defined contribution pension plans, healthcare plans, and disability and survivorship plans for eligible employees and retirees, and their eligible family members. We sponsored the Pilot Plan and non-qualified defined benefit pension plans for our pilots prior to the termination of these plans as discussed below.

We also sponsor non-qualified defined benefit pension plans for eligible non-pilot employees. Almost all pension benefits under these plans accrued prior to our Chapter 11 filing and, because we did not seek authority from the Bankruptcy Court to pay those pre-petition benefits, we are precluded from doing so during the Chapter 11 proceedings. We intend to reject these plans in our Plan of Reorganization. As a result, no further benefits will be paid from these non-qualified plans.

We regularly evaluate ways to better manage our employee benefits and control costs. We reserve the right to modify or terminate our benefit plans as to all participants and beneficiaries at any time, except as restricted by the Internal Revenue Code, the Employee Retirement Income Security Act (“ERISA”) and our collective bargaining agreements. Any changes to the plans or assumptions used to estimate future benefits could have a significant effect on the amount of the reported obligation and future annual expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant Events in 2006

ALPA Agreement

In June 2006, we reached a comprehensive agreement with ALPA reducing Delta’s pilot labor costs. The agreement, among other things:

•
amended our postretirement healthcare plan for pilots (1) to increase healthcare premiums for pilots who retire after June 1, 2006 and their survivors prior to age 65 and (2) to provide that pilots who retire after June 1, 2006 are not eligible for our subsidized post-age 65 healthcare coverage. This amendment was accounted for as a negative plan amendment under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). It reduced the accumulated plan benefit obligation (“APBO”) for this plan by $63 million.

•
amended our disability and survivorship plan for pilots (“Pilot D&S Plan”) to replace survivor benefits and basic life insurance coverage with term life insurance for pilots who retire on or after January 1, 2008. This amendment reduced the APBO for the Pilot D&S Plan by $65 million.

•
provided that ALPA would not oppose the termination of the Pilot Plan and that the non-qualified defined benefit pension plans for pilots would be terminated if the Pilot Plan was terminated. The Pilot Plan and these non-qualified plans were terminated effective September 2, 2006.

•
changed our contribution to the Delta Pilots Defined Contribution Plan to 9% of covered pay for all pilots, effective upon termination of the Pilot Plan. Prior to this change, pilots received a contribution between zero and 23% of covered pay, based on the pilot’s age and years of service on January 1, 2005.

For additional information regarding our comprehensive agreement with ALPA, see “Collective Bargaining Agreements” in Note 1.

1114 Committee Agreements

In October 2006, we and the two separate retiree committees appointed under Section 1114 of the Bankruptcy Code reached agreements (“1114 Agreements”) which modified our postretirement benefit plan obligations by, among other things, increasing the current retirees’ share of healthcare costs. The 1114 Agreements also eliminate Delta’s current post-age 65 coverage for non-pilot retirees, but provide a subsidy for certain non-pilot retirees that can be applied to alternative coverage to be made available through the 1114 non-pilot retiree committee. The 1114 Agreements provided retirees an allowed general, unsecured pre-petition claim of $539 million, which was recorded in reorganization items, net with a corresponding offset in liabilities subject to compromise. The amendment of our postretirement plans reduces participant benefits and is accounted for as a negative plan amendment under SFAS 106, reducing the APBO for these plans by $796 million. For additional information regarding these retiree committees, see “Payment of Insurance Benefits to Retired Employees” in Note 1.

Termination of Pilot Plan and PBGC Settlement Agreement

In June 2006, we sent to participants and beneficiaries a Notice of Intent to Terminate the Pilot Plan effective September 2, 2006. In September, the Bankruptcy Court found that we met the financial requirements for a distress termination of the Pilot Plan and, in December 2006, we reached a comprehensive settlement agreement (the “PBGC Settlement Agreement”) with the PBGC providing for such termination. In accordance with the PBGC Settlement Agreement, the PBGC became trustee of the Pilot Plan effective December 31, 2006, and the effective date of the termination of the Pilot Plan was deemed to be September 2, 2006.

Pursuant to the PBGC Settlement Agreement, the PBGC received an allowed general, unsecured pre-petition claim against each of the Debtors in the amount of $2.2 billion, but recoverable solely against Delta (“PBGC Claim”). The PBGC Settlement Agreement also provided for the distribution to the PBGC of senior unsecured notes (the “PBGC Notes”) in aggregate principal amount of $225 million, a term of up to 15 years and an annual interest rate calculated to ensure that the notes trade at par on the issuance date. We may replace all or a portion of the principal amount of the PBGC Notes with cash prior to the issuance, which we are required to do under certain circumstances. We also agreed to enter into a registration rights agreement in connection with the PBGC Settlement Agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Some of the other significant terms of the PBGC Settlement Agreement include:

•	as of the date we emerge from Chapter 11, the PBGC has agreed to irrevocably waive its rights to restore the Pilot Plan in full or in part;

•	we have agreed not to establish any new qualified defined benefit plans for pilots for a period of five years after we emerge from Chapter 11;

•	the parties agree to take steps to protect our net operating loss carryforward tax benefits;

•
absent extraordinary unanticipated circumstances we will (a) elect the alternative funding schedule under section 402(a)(1) of the pension reform legislation (“Pension Protection Act”) with respect to the qualified defined benefit pension plan for non-pilot employees (“Non-pilot Plan”); (b) not seek a distress termination of the Non-pilot Plan; and (c) provide in our reorganization plan that we shall continue the Non-pilot Plan; and

•
we confirmed our previously stated intention reached independently of the PBGC Settlement Agreement that we would make a contribution to the Non-Pilot Plan of not less than $50 million minus any amounts contributed to such plan subsequent to our election of Airline Relief under the Pension Protection Act and prior to our emergence from Chapter 11.

Consistent with the ALPA Agreement, we also terminated the pilot non-qualified plans as of September 2, 2006. As a result of the termination of the non-qualified plans, retired pilots who were receiving non-qualified benefits received an $801 million allowed general, unsecured pre-petition claim and a $9 million administrative claim. As a result of the termination of both the Pilot Plan and the non-qualified plans, we recorded a settlement gain of $1.3 billion in reorganization items, net, derecognizing the accrued pension liability and reversed the related $2.2 billion additional minimum liability to other comprehensive loss. Additionally, the $2.2 billion claim for the PBGC and the $810 million in total claims for the retired pilots were recorded in reorganization items, net with a corresponding offset in liabilities subject to compromise. The $3.5 billion reversal of the pension liability and the recording of the $3.0 billion in claims resulted in a net reduction of $490 million in liabilities subject to compromise.

Claims associated with changes made in the Chapter 11 reorganization and obligations related to our defined benefit plans, other postretirement benefit plans, and certain postemployment benefits have been classified as liabilities subject to compromise, as these obligations may be impacted by our Chapter 11 proceedings. For additional information, see “Liabilities Subject to Compromise” in Note 1.

Adoption of SFAS 158

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires that we recognize the funded status of our defined benefit pension plans, other postretirement plans, and certain of our postemployment plans on our Consolidated Balance Sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs and credits, which were previously netted against the plans’ funded status in our Consolidated Balance Sheets pursuant to the provisions of SFAS No. 87, “Employer’s Accounting for Pension” (“SFAS 87”) and SFAS 106. These amounts will be subsequently recognized as net periodic (benefit) cost pursuant to our accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic (benefit) cost in the same periods will be recognized as a component of other comprehensive loss. These gains and losses will be subsequently recognized as a component of net periodic (benefit) cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS 158.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The incremental effects of adopting SFAS 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table.

(in millions)	Pre-SFAS 158	Effect of adopting SFAS 158	As reported at December 31, 2006
Other noncurrent assets	$1,196	$(248)	$948
Liabilities subject to compromise	20,502	(685)	19,817
Accumulated other comprehensive loss	(955)	437	(518)

The requirement to measure the funded status of a plan as of the date of its year-end is not effective for the year ended December 31, 2006. We continue to measure our benefit plans with a September 30 measurement date.

Defined Benefit Pension and Other Postretirement and Postemployment Benefit Plans

Defined Benefit Pension Plans. Prior to the events described above, we sponsored both funded and nonfunded noncontributory defined benefit pension plans that covered substantially all of our employees. Currently, we sponsor the Non-pilot Plan and a separate frozen qualified defined benefit plan for certain pilots formerly employed by Western Air Lines (“Western Plan”). Effective December 31, 2005, future pay and service accruals under the Non-pilot Plan were frozen. The Non-pilot Plan provides a retirement benefit based on a combination of a final average earnings formula and a cash balance formula, subject to the terms of that plan. Under our settlement agreement with the PBGC, we agreed to initiate, prior to our emergence from Chapter 11, a standard termination of the Western Plan. Assuming current funding rules and current plan design, we estimate that the funding requirements under our Non-pilot Plan will be approximately $100 million in 2007.

Postretirement Healthcare Plans. We also sponsor healthcare plans that provide benefits to substantially all Delta retirees and their eligible dependents who are under age 65. Benefits under these plans are funded from our current assets and are subject to co-payments, deductibles and other limits as described in the plans. Non-pilot employees are not eligible for company provided post-retirement healthcare coverage after age 65, except for those retirees eligible for a subsidy to be applied to alternative coverage available through the 1114 non-pilot retiree committee. Pilots who retire after June 1, 2006 are not eligible for subsidized post-age 65 healthcare coverage although they may purchase such coverage at full cost.

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment, but before retirement, primarily as part of the disability and survivorship plans. These disability and survivorship plans provide benefits to substantially all Delta employees as a result of a participant’s death or disability. As discussed above, survivor benefits have been replaced with term life insurance coverage for pilots retiring on or after January 1, 2008. Additionally, survivor benefits will not be paid for non-pilot employees who die or retire after July 1, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligations (measured at September 30):

	Pension Benefit		Other Postretirement Benefit		Other Postemployment Benefit
(in millions)	2006	2005	2006	2005	2006	2005
Benefit obligation at beginning of year	$12,893	$12,140	$1,793	$1,835	$2,271	$2,297
Service cost	34	155	17	17	45	64
Interest cost	712	715	97	114	125	136
Actuarial (gain) loss	(71)	1,262	289	33	(10)	(106)
Benefits paid, including lump sums and annuities	(844)	(1,699)	(214)	(187)	(128)	(120)
Participant contributions	—	—	38	32	—	—
Settlement gain on termination of the Pilot Plan	(5,169)	—	—	—	—	—
Curtailment losses	—	320	—	—	—	—
Plan amendments	—	—	(859)	(51)	(65)	—
Benefit obligation at end of year	$7,555	$12,893	$1,161	$1,793	$2,238	$2,271

Fair value of plan assets at beginning of year	$6,521	$6,842			$1,863	$1,829
Actual gain on plan assets	642	988			133	210
Employer contributions	5	390			—	—
Benefits paid, including lump sums and annuities	(844)	(1,699)			(215)	(176)
Transfer of Pilot Plan assets to PBGC	(1,734)	—			—	—
Fair value of plan assets at end of year	$4,590	$6,521			$1,781	$1,863

In 2006, the $5.2 billion decrease in the pension benefit obligation and $1.7 billion decrease in the fair value of plan assets relate to the termination of the Pilot Plan and the related non-qualified pilot plans. The $859 million decrease in other postretirement benefit obligation and the $65 million decrease in other postemployment benefit obligation are related to plan amendments resulting from the 1114 Agreements and the ALPA agreement.

In 2005, the $1.3 billion increase in our pension benefit obligation due to actuarial losses primarily relates to (1) changes in our discount rate and participant life expectancy assumptions used to measure the obligation and (2) the large number of early pilot retirements and related lump sum distributions from plan assets. The $320 million increase due to curtailment losses relates to (1) the combined impact on the Non-pilot Plan of an early retirement window offered to certain non-pilot employees in late 2004 and other components of our transformation plan announced in 2004 and (2) the amendment of the Pilot Plan to freeze service accruals effective December 31, 2004. The $51 million decrease in the other postretirement benefit obligation due to plan amendments relates to the elimination of company subsidized post-age 65 healthcare coverage for pilots hired after November 11, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Funded Status (measured at September 30):

	Pension Benefit		Other Postretirement Benefit		Other Postemployment Benefit
(in millions)	2006	2005	2006	2005	2006	2005
Funded status	$(2,965)	$(6,372)	$(1,161)	$(1,793)	$(457)	$(408)
Unrecognized net actuarial loss	—	4,286	—	368	—	275
Unrecognized prior service cost (credit)	—	7	—	(496)	—	—
Contributions, net made between the measurement date and year-end	—	—	45	46	(36)	(12)
Settlement/curtailment charge recognized between the measurement date and year-end	—	(129)	—	—	—	—
Net amount recognized on our Consolidated Balance Sheets	$(2,965)	$(2,208)	$(1,116)	$(1,875)	$(493)	$(145)

The settlement charge of $129 million related primarily to the Pilot Plan and is discussed in more detail below as a component of net periodic cost.

Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefit		Other Postretirement Benefit		Other Postemployment Benefit
(in millions)	2006	2005	2006	2005	2006	2005
Prepaid benefit cost	$—	$8	$—	$—	$—	$302
Accrued benefit cost	—	(2,216)	—	(1,875)	—	(447)
Net prepaid/(accrued) benefit cost	—	(2,208)	—	(1,875)	—	(145)
Intangible assets	—	7	—	—	—	—
Current liability	(3)	—	(106)	—	—	—
Noncurrent liability	(2,962)	—	(1,010)	—	(493)	—
Additional minimum liability	—	(4,115)	—	—	—	—
Accumulated other comprehensive loss, pretax	—	4,108	—	—	—	—
Net amount recognized on our Consolidated Balance Sheets	$(2,965)	$(2,208)	$(1,116)	$(1,875)	$(493)	$(145)

Both the current and noncurrent portions of our pension and other postretirement and postemployment benefit obligations are included in liabilities subject to compromise on our Consolidated Balance Sheets.

At December 31, 2006 and 2005, we recorded adjustments to intangible assets and accumulated other comprehensive loss (see Note 13) to recognize our additional minimum pension liability in accordance with SFAS 87, prior to the adoption of SFAS 158.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefit		Other Postretirement Benefit		Other Postemployment Benefit
(in millions)	2006	2005	2006	2005	2006	2005
Net actuarial loss	$1,583	$—	$645	$—	$287	$—
Prior service cost (credit)	6	—	(1,311)	—	(63)	—
Additional minimum liability	—	4,108	—	—	—	—
Recognized in accumulated other comprehensive loss, pretax	$1,589	$4,108	$(666)	$—	$224	$—

Estimated amounts that will be amortized from accumulated other comprehensive loss, pre tax into net periodic cost (benefit) in 2007 (measured at September 30) are as follows:

(in millions)	Pension Benefit	Other Postretirement Benefit	Other Postemployment Benefit
Net actuarial loss	$54	$30	$15
Prior service cost (credit)	1	(98)	(6)
Amount to be amortized into net periodic cost (benefit)	$55	$(68)	$9

The accumulated benefit obligation for all our defined benefit pension plans was $7.6 billion and $12.8 billion at December 31, 2006 and 2005, respectively. The following table contains information about our pension plans with an accumulated benefit obligation in excess of plan assets (measured at September 30):

(in millions)	2006	2005
Projected benefit obligation	$7,555	$12,893
Accumulated benefit obligation	7,555	12,844
Fair value of plan assets	4,590	6,521

Net periodic (benefit) cost for the years ended December 31, 2006, 2005 and 2004 included the following components:

	Pension Benefit			Other Postretirement Benefit			Other Postemployment Benefit
(in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$34	$155	$233	$17	$17	$28	$45	$64	$86
Interest cost	712	715	757	97	114	121	125	136	128
Expected return on plan assets	(520)	(598)	(657)	—	—	—	(163)	(165)	(154)
Amortization of prior service cost (benefit)	1	3	15	(44)	(41)	(79)	(2)	—	—
Recognized net actuarial loss	226	179	194	8	13	6	9	20	29
Amortization of net transition obligation	—	6	7	—	—	—	—	—	—
Settlement (gain) charge, net	(1,282)	388	257	—	—	—	—	—	—
Curtailment loss (gain)	—	434	—	—	—	(527)	—	—	—
Special termination benefits	—	—	10	—	—	142	—	—	—
Net periodic (benefit) cost	$(829)	$1,282	$816	$78	$103	$(309)	$14	$55	$89

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2006, we recorded a settlement gain of $1.3 billion related to the termination of both the Pilot Plan and the non-qualified plans in reorganization items, net, as discussed above.

During 2005 and 2004, we recorded settlement charges totaling $388 million and $257 million, respectively, on our Consolidated Statement of Operations. These charges primarily related to the Pilot Plan and resulted from lump sum distributions to pilots who retired.

During 2005, we recorded a net curtailment loss of $434 million on our Consolidated Statement of Operations. The $434 million net curtailment loss consists of (1) a $13 million curtailment gain recorded in the December 2005 quarter related to the freeze of benefit accruals effective December 31, 2005 for the Non-pilot Plan and (2) a curtailment loss of $447 million related to the impact of the reduction of non-pilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004. Additionally, in the December 2004 quarter, we recorded a $527 million curtailment gain related to the elimination of subsidized retiree medical benefits for eligible employees who retire after January 1, 2006.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations at September 30, 2006 and 2005 and our net periodic (benefit) cost for the years presented, as measured at September 30:

Benefit Obligations (1)		2006	2005
Weighted average discount rate		5.88%	5.69%
Rate of increase in future compensation levels		0.36%	0.72%
Assumed healthcare cost trend rate(2)		8.50%	9.50%

Net Periodic Benefit Cost (3)	2006	2005	2004
Weighted average discount rate — pension benefit	5.67%	5.81%	6.09%
Weighted average discount rate — other postretirement benefit	5.65%	6.10%	6.05%
Weighted average discount rate — other postemployment benefit	5.72%	6.10%	6.13%
Rate of increase (decrease) in future compensation levels	0.72%	(1.28)%	1.89%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Assumed healthcare cost trend rate(2)	9.50%	9.50%	9.00%

(1)	Our 2006 and 2005 benefit obligations are measured using the RP 2000 combined healthy mortality table projected to 2006.

(2)	The assumed healthcare cost trend rate is assumed to decline gradually to 5.00% by 2010 for health plan costs and remain level thereafter.

(3)	Our 2006, 2005, and 2004 assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

The expected long-term rate of return on our plan assets was based on plan-specific investment studies performed by outside consultants who used historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices were incorporated into the return projections based on the actively managed structure of our investment program and its record of achieving such returns historically.

Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the APBO for these plans at September 30, 2006, would have the following effects:

(in millions)	1% Increase	1% Decrease
Increase (decrease) in total service and interest cost	$9	$(7)
Increase (decrease) in the APBO	28	(48)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Plan Assets

The weighted-average asset allocation for our pension plans at September 30, 2006 and 2005 is as follows:

	2006	2005
U.S. equity securities	34%	36%
Non-U.S. equity securities	14%	13%
High quality bonds	18%	19%
Convertible and high yield bonds	8%	8%
Private equity	17%	15%
Real estate	9%	9%
Total	100%	100%

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target. The overall asset mix of the portfolio is more heavily weighted in equity-like investments, including portions of the bond portfolio, which consist of convertible and high yield securities. Active management strategies are utilized throughout the program in an effort to realize investment returns in excess of market indices. Also, option and currency overlay strategies are used in an effort to generate modest amounts of additional income. A bond duration extension program utilizing fixed income derivatives is employed in an effort to better align the market value movements of a portion of the pension plan assets to the related pension plan liabilities.

Target investment allocations for the pension plan assets are as follows:

U.S. equity securities	27-41%
Non-U.S. equity securities	12-18%
High quality bonds	15-21%
Convertible and high yield bonds	5-11%
Private equity	15%
Real estate	10%

Benefit Payments

Benefit payments in the table below are based on the same assumptions used to measure the related benefit obligations and are paid from both funded benefit plan trusts and current assets. Actual benefit payments may vary significantly from these estimates. As the result of the Chapter 11 filing, benefits earned under our non-qualified defined benefit plans will not be paid, and are not included in the table below. Benefits earned under our qualified pension plans and other postemployment benefit plans are expected to be paid from funded benefit plan trusts, while our other postretirement benefits are funded from current assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes, as of December 31, 2006 the benefit payments, which reflect expected service, as appropriate, that are scheduled to be paid in the following years ending December 31:

(in millions)	Pension Benefits	Other Postretirement Benefits	Other Postemployment Benefits
2007	$472	$106	$140
2008	462	109	146
2009	451	111	153
2010	444	107	160
2011	439	102	166
2012 — 2016	2,240	408	925
Total	$4,508	$943	$1,690

Other Plans

We also sponsor defined benefit pension plans for eligible Delta employees in certain foreign countries.  These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Defined Contribution Pension Plans

Delta Family-Care Savings Plan (“Savings Plan”)

Eligible employees may contribute a portion of their covered pay to the Savings Plan. Generally, we match 50% of non-pilot employee contributions with a maximum employer contribution of 2% of a participant’s covered pay. In 2006 and 2005, we provided all eligible Delta pilots with an employer contribution of 2% of their covered pay. In 2004, the employer contribution for eligible Delta pilots was 3% of their covered pay. Prior to the Petition Date, we generally made our contributions for non-pilots and pilots by allocating Series B ESOP Convertible Preferred Stock (“ESOP Preferred Stock”), common stock or cash to the Savings Plan. Effective on the Petition Date, we began making all company contributions to the Savings Plan in cash. Our contributions, which are recorded as salaries and related costs on our Consolidated Statements of Operations, totaled $44 million, $56 million, and $85 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During the March 2006 quarter, all remaining unallocated shares of ESOP Preferred Stock were allocated to participants in the Savings Plan and converted to common stock. All of the common stock in the Savings Plan was then sold by the Plan’s trustee. For additional information on our ESOP Preferred Stock and Common Stock, see Note 12.

Pilot Defined Contribution Plan

We established a defined contribution plan for Delta pilots effective January 1, 2005. During the year ended December 31, 2006 and 2005, we recognized expense of $71 million and $83 million, respectively, for this plan. Effective with the termination of the Pilot Plan on September 2, 2006, eligible pilots received a contribution of 9% of covered pay.

Delta Pilots Money Purchase Pension Plan (“MPPP”)

Effective June 30, 2006, the MPPP was terminated and the majority of assets were distributed to the participants. Through December 31, 2004, we contributed 5% of covered pay to the MPPP for each eligible Delta pilot. During the year ended December 31, 2004, we recognized expense of $65 million for this plan.

Note 11. Sale of ASA

On September 7, 2005, we sold ASA, our wholly owned subsidiary, to SkyWest for a purchase price of $425 million. In conjunction with this transaction, we amended our contract carrier agreements with ASA and SkyWest Airlines, a wholly owned subsidiary of SkyWest, under which those regional airlines serve as Delta Connection carriers. The sale of ASA resulted in an immaterial gain that is being amortized over the life of our contract carrier agreement with ASA. For additional information on our contract carrier agreements with ASA and SkyWest Airlines, see Note 8.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 12. Common and Preferred Stock

Stock Option and Other Stock-Based Award Plans

During the year ended December 31, 2005, we distributed from treasury 38 million shares of our common stock for redemptions of ESOP Preferred Stock under the Savings Plan. We distributed these shares of common stock from treasury at an average price that is lower than the average price we paid to purchase these shares. As a result, our Consolidated Balance Sheet at December 31, 2005 reflects a $1.8 billion decrease in treasury stock at cost, and a corresponding decrease in additional paid-in-capital.

Prior to the Petition Date, we adopted certain plans which provide for the issuance of common stock in connection with the exercise of stock options and for other stock-based awards. Effective March 31, 2006 the Bankruptcy Court granted our motion to reject substantially all of our then outstanding stock options. For additional information related to stock-based compensation, see Note 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes all stock option activity for the years ended December 31, 2006, 2005, and 2004:

	2006		2005		2004
	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at the beginning of the year	92,401	$16	105,933	$15	37,893	$31
Granted	—	—	1,939	5	70,763	6
Exercised	—	—	—	—	(3)	11
Forfeited	—	—	(15,471)	8	(2,720)	38
Rejected	(92,086)	16	—	—	—	—
Outstanding at the end of the year	315	$16	92,401	$16	105,933	$15
Exercisable at the end of the year	315	$16	53,944	$22	33,337	$33

ESOP Preferred Stock

In December 2005, we amended the Savings Plan to give eligible participants the opportunity to receive an in-service distribution of the ESOP Preferred Stock and common stock in their ESOP accounts in the Savings Plan. Under this amendment, eligible participants could make an election between December 19, 2005 and January 18, 2006 to receive such an in-service distribution. Upon its distribution, the ESOP Preferred Stock was automatically converted in accordance with its terms into shares of common stock. Subsequent to January 18, 2006, the trustee of the Savings Plan converted all the remaining shares of ESOP Preferred Stock into common stock.

During 2006, all shares of ESOP Preferred Stock, which were not allocated to the accounts of participants in the Savings Plan, were allocated to participants in that plan. All outstanding shares of ESOP Preferred Stock were then converted, in accordance with their terms, into approximately eight million shares of common stock from treasury at cost. The allocation and conversion of the ESOP Preferred Stock resulted in a $367 million decrease from treasury stock at cost and a corresponding $144 million decrease in additional paid-in capital. Unpaid dividends on the ESOP Preferred Stock accrue without interest, until paid, at a rate of $4.32 per share per year. At December 31, 2006 and 2005, accumulated but unpaid dividends on the ESOP Preferred Stock totaled $52 million and $50 million, respectively, and are recorded in liabilities subject to compromise on our Consolidated Balance Sheets.

Note 13. Comprehensive Loss

Comprehensive loss primarily includes (1) our reported net loss, (2) changes in our additional minimum pension liability, (3) changes in our deferred tax asset valuation allowance related to our additional minimum pension liability and (4) changes in the effective portion of our open fuel hedge contracts which qualify for hedge accounting.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the components of accumulated other comprehensive loss at December 31, 2006, 2005 and 2004, and the activity for the years then ended:

(in millions)	Additional Minimum Pension Liability	Unrecognized Pension Liability	Fuel Derivative Instruments	Marketable Equity Securities	Valuation Allowance	Total
Balance at January 1, 2004	$(2,372)	$—	$34	$—	$—	$(2,338)
Additional minimum pension liability adjustments	71	—	—	—		71
Unrealized gain	—	—	50	—		50
Realized gain	—	—	(105)	—		(105)
Tax effect	(28)	—	21	—	(29)	(36)
Net of tax	43	—	(34)	—	(29)	(20)
Balance at December 31, 2004	(2,329)	—	—	—	(29)	(2,358)
Additional minimum pension liability adjustments	(365)	—	—	—		(365)
Unrealized gain	—	—	—	1		1
Tax effect	141	—	—	—	(141)	—
Net of tax	(224)	—	—	1	(141)	(364)
Balance at December 31, 2005	(2,553)	—	—	1	(170)	(2,722)
Termination of Pilot Plan	2,264	—	—	—		2.264
Additional minimum pension liability adjustments	257	—	—	—		257
Unrealized (loss) gain	—	—	(93)	1		(92)
Realized loss	—	—	70	—		70
Tax effect	(958)	—	—	—	239	(719)
Net of tax	1,563	—	(23)	1	239	1,780
Adoption of SFAS 158	990	(727)	—	—	161	424
Balance at December 31, 2006	$—	(727)	$(23)	$2	$230	$(518)

We did not have any fuel hedge contracts at December 31, 2005 and 2004. For additional information related to our fuel hedge contracts and our additional minimum pension liability, see Notes 4 and 10, respectively.

Note 14. Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires us to disclose certain information about our operating segments. Operating segments are defined as components of an enterprise with separate financial information, which is evaluated regularly by the chief operating decision-maker and is used in resource allocation and performance assessments.

We are managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network that includes Mainline, Comair and our contract carriers. The flight equipment of the carriers is combined to form one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating revenues are assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenues by geographic region for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table:

(in millions)	2006	2005	2004
North America	$12,931	$13,030	$12,389
Atlantic	2,997	2,255	2,088
Pacific	164	150	143
Latin America	1,079	756	615
Total	$17,171	$16,191	$15,235

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

Note 15. Restructuring

Restructuring and Other Reserves

The following table shows our restructuring and other reserve balances as of December 31, 2006, 2005 and 2004, and the activity for the years then ended related to (1) facility closures and other costs and (2) severance and related costs under our 2005, 2004, 2002 and 2001 workforce reduction programs. Substantially all of our restructuring and other reserves have been classified as liabilities subject to compromise on our Consolidated Balance Sheets at December 31, 2006 and 2005.

	Restructuring and Other Charges
	Facilities	Severance and Related Costs
	and	Workforce Reduction Programs
(in millions)	Other	2005	2004	2002	2001
Balance at January 1, 2004	$47	$—	$—	$5	$1
Additional costs and expenses	—	—	42	—	—
Payments	(8)	—	—	(2)	(1)
Adjustments	(1)	—	—	(3)	—
Balance at December 31, 2004	38	—	42	—	—
Additional costs and expenses	6	46	5	—	—
Payments	(8)	—	(36)	—	—
Adjustments	—	—	(9)	—	—
Balance at December 31, 2005	36	46	2	—	—
Additional costs and expenses	3	29	—	—	—
Payments	(8)	(53)	(2)	—	—
Adjustments	(27)	(21)	—	—	—
Balance at December 31, 2006	$4	$1	$—	$—	$—

The facilities and other reserve balance includes costs related primarily to (1) future lease payments on closed facilities, (2) contract termination fees and (3) future lease payments associated with the early retirement of leased aircraft. During 2006, we reduced the facilities and other reserve by $27 million primarily due to the rejection of certain facility leases and updated estimates concerning future lease payments. During 2005, we recorded charges of $5 million for future lease payments associated with the early retirement of leased aircraft, during the period from January 1, 2005 through the Petition Date.

The severance and related costs reserve represents future payments associated with our 2005, 2004, 2002 and 2001 workforce reduction programs. During 2006,we recorded an additional accrual of $29 million for costs associated with our 2005 program under which we planned to reduce staffing by 7,000 to 9,000 jobs by December 2007. We also reduced the severance and related reserve associated with this program by $21 million due primarily to higher employee attrition than previously assumed. At December 31, 2004, the $42 million balance related to the 2004 workforce reduction programs represented severance and medical benefits for employees who qualified for the programs; this amount was paid during 2005 and 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructuring, Asset Writedowns, Pension Settlements and Related Items, Net

2006

In 2006, we recorded a $13 million charge in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, primarily due to the following:

●
Workforce Reduction. A $29 million charge related to our decision to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007, which has been substantially completed. This charge was partially offset by a $21 million reduction in accruals associated with prior year workforce reduction programs.

2005

In 2005, we recorded an $888 million charge in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

●
Pension Curtailment Charge. A $447 million curtailment charge related to our Pilot Plan and Non-pilot Plan. This charge related to the impact on the Non-pilot Plan of the planned reduction of 6,000 to 7,000 jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004 (see Note 10).

●	Pension Settlements. $388 million in settlement charges related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distributions from plan assets (see Note 10).

●
Workforce Reduction. A $46 million charge related to our decision to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007, which has been substantially completed. This charge was partially offset by a net $3 million reduction in accruals associated with prior year workforce reduction programs.

●	Asset Charges. A $10 million charge related to the removal from service of six B-737-200 aircraft prior to their lease expiration dates.

2004

In 2004, we recorded a $41 million net gain in restructuring, asset writedowns, pension settlements and related items, net on our Consolidated Statement of Operations, as follows:

●
Elimination of Retiree Healthcare Subsidy. A $527 million gain related to our decision to eliminate the company provided healthcare coverage subsidy for employees who retire after January 1, 2006 (see Note 10).

●	Pension Settlements. $251 million in settlement charges related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distribution from plan assets (see Note 10).

●
Workforce Reduction. A $194 million charge related to our decision to reduce staffing by approximately 6,000 to 7,000 jobs by December 2005. This charge included charges of $152 million related to special termination benefits (see Note 10) and $42 million related to employee severance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

●
Asset Charges. A $41 million aircraft impairment charge related to our agreement to sell eight owned MD-11 aircraft. In October 2004, we sold these aircraft and related inventory to a third party for $227 million.

Note 16. Loss per Share

We calculate basic loss per share by dividing the net loss attributable to common shareowners by the weighted average number of common shares outstanding. Diluted loss per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of diluted loss per share. The following table shows our computation of basic and diluted loss per share:

	Years Ended December 31,
(in millions, except per share data)	2006	2005	2004
Basic and diluted:
Net loss	$(6,203)	$(3,818)	$(5,198)
Dividends on allocated Series B ESOP Convertible Preferred Stock	(2)	(18)	(19)
Net loss attributable to common shareowners	(6,205)	(3,836)	(5,217)
Weighted average shares outstanding	196.5	161.5	127.0
Basic and diluted loss per share	$(31.58)	$(23.75)	$(41.07)

For the years ended December 31, 2006, 2005 and 2004, we excluded from our loss per share calculations all common stock equivalents because their effect on loss per share was anti-dilutive. These common stock equivalents primarily include (1) stock options and our ESOP Preferred Stock through the dates of their cancellation and conversion, respectively, (see Notes 2 and 12 for additional information) and (2) shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024. The common stock equivalents totaled 36.4 million, 143.2 million, and 78.8 million shares for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 17. Valuation and Qualifying Accounts

The following table shows our valuation and qualifying accounts as of December 31, 2006, 2005 and 2004, and the associated activity for the years then ended:

		Allowance for:
(in millions)	Restructuring and Other Charges (1)	Uncollectible Accounts Receivable (2)	Obsolescence of Expendable Parts & Supplies Inventory	Deferred Tax Assets
Balance at January 1, 2004	$53	$38	$183	$25
Additional costs and expenses	42	32	15	2,508
Payments and deductions	(15)	(32)	(14)	(133)
Balance at December 31, 2004	80	38	184	2,400	(3)
Additional costs and expenses	57	18	26	1,746
Payments and deductions	(53)	(15)	(9)	(192)
Balance at December 31, 2005	84	41	201	3,954	(4)
Additional costs and expenses	32	16	12	2,749
Payments and deductions	(111)	(36)	(52)	(1,534)
Balance at December 31, 2006	$5	$21	$161	$5,169	(5)

(1)	See Note 7 for additional information related to leased aircraft and restructuring and other charges.

(2)	The payments and deductions related to the allowance for uncollectible accounts receivable represent the write-off of accounts considered to be uncollectible, less recoveries.

(3)	$29 million of this amount was recorded in accumulated other comprehensive loss on our 2004 Consolidated Balance Sheet (see Note 13).

(4)	$141 million of this amount was recorded in accumulated other comprehensive loss on our 2005 Consolidated Balance Sheet (see Note 13).

(5)	$400 million of this amount was recorded in accumulated other comprehensive loss on our 2006 Consolidated Balance Sheet (see Note 13).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18. Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited quarterly results of operations for 2006 and 2005:

2006	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Operating revenue	$3,719	$4,655	$4,659	$4,138
Operating (loss) income	(485)	369	168	6
Net (loss) income	(2,069)	(2,205)	52	(1,981)
Basic (loss) earnings per share	(10.68)	(11.18)	0.26	(10.04)
Diluted (loss) earnings per share	(10.68)	(11.18)	0.22	(10.04)

2005	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Operating revenue	$3,706	$4,249	$4,308	$3,928
Operating loss	(957)	(129)	(240)	(675)
Net loss	(1,071)	(382)	(1,130)	(1,235)
Basic and diluted loss per share	(7.64)	(2.64)	(6.73)	(6.54)

During the March 2006 quarter, we recorded certain Accounting Adjustments aggregating a net charge approximating $310 million. For additional information about these adjustments, see Note 2.

The quarterly earnings (loss) per share amounts will not necessarily add to the earnings (loss) per share computed for the year due to the method used in calculating per share data.