Form 10-K/A
period 2006-12-31
DELTA AIR LINES INC /DE/
filed 2007-04-27
CIK 27904

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

      On February 28, 2007, there were outstanding 197,335,938 shares of the registrant’s common stock.

      This document is also available on our website at http://investor.delta.com/edgar.cfm.

Explanatory Note

      On March 2, 2007, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In accordance with General Instruction G(3), we are now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K. We are also filing certain exhibits with this amendment.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers, as of April 27, 2007:

Name	Age	Position
Edward H. Budd	73	Director
Domenico De Sole	63	Director
David R. Goode	66	Director
Gerald Grinstein	74	Chief Executive Officer and Director
Patricia L. Higgins	57	Director
Arthur E. Johnson	60	Director
Karl J. Krapek	58	Director
Paula Rosput Reynolds	50	Director
John F. Smith, Jr.	69	Chairman of the Board of Directors
Kenneth B. Woodrow	62	Director
James M. Whitehurst	39	Chief Operating Officer
Edward H. Bastian	49	Executive Vice President and Chief Financial Officer
Michael H. Campbell	58	Executive Vice President — Human Resources and Labor Relations
Glen W. Hauenstein	46	Executive Vice President — Network Planning and Revenue Management
Kenneth F. Khoury	55	Executive Vice President and General Counsel
Joseph C. Kolshak	50	Executive Vice President — Operations
Lee A. Macenczak	45	Executive Vice President — Sales and Marketing

Directors

Edward H. Budd: Joined Delta’s Board in 1985. Chairman of the Board and Chief Executive Officer of The Travelers Corporation (1982 until his retirement in 1993); held other executive officer positions with that company (1974 - 1982).

Committees:	Audit (Chair); Finance; Personnel & Compensation

Directorships	None

Affiliations:	Member of the American Academy of Actuaries and The Business Council; Trustee of Tufts University

Domenico De Sole: Joined Delta’s Board in 2005. Chairman, TOM FORD International since 2005; President and Chief Executive Officer of Gucci Group, N.V., and Chairman of the Gucci Group’s Management Board (1995 - 2004); Chief Operating Officer, Gucci Group (1994 - 1995); Chief Executive Officer, Gucci America (1984 - 1994). Prior to joining Gucci, De Sole was a partner with the law firm of Patton, Boggs L.L.P.

Committees:	Corporate Governance and Finance

Directorships:	Bausch & Lomb, Incorporated; The Gap, Inc.; TOM FORD International; Gruppo Ermenegildo Zegna; TelecomItalia SpA

Affiliations:	Member, Advisory Board of Harvard Law School

David R. Goode: Joined Delta’s Board in 1999. Chairman of the Board of Norfolk Southern Corporation (1992 until his retirement in 2006); Chief Executive Officer of Norfolk Southern Corporation (1992 - October 2005); held other executive officer positions with that company (1985 - 1992).

Committees:	Personnel & Compensation (Chair); Finance

Directorships:	Caterpillar Inc.; Russell Reynolds Associates Inc.; Texas Instruments, Incorporated

Affiliations:	Member of The Business Council; Director of the Chrysler Museum of Art; Director of the Miller Center of Public Affairs, University of Virginia

Gerald Grinstein: Chief Executive Officer of Delta since 2004. Joined Delta’s Board in 1987. Non-executive Chairman of the Board of Agilent Technologies, Inc. (1999 - 2002); non-executive Chairman of Delta’s Board of Directors (1997 - 1999); Retired Chairman of Burlington Northern Santa Fe Corporation (successor to Burlington Northern Inc.) since December 1995; executive officer, including Chief Executive Officer, of Burlington Northern Inc. and certain affiliated companies (1987 - 1995); Chief Executive Officer of Western Air Lines, Inc. (1985 - 1987).

Committees:	None

Directorships:	Light Sciences Corporation

Affiliations:	Trustee, Henry M. Jackson Foundation; Trustee, University of Washington Foundation

Patricia L. Higgins: Joined Delta’s Board in 2005. President and Chief Executive Officer of Switch and Data, a leading neutral interconnection and colocation provider (2000 - 2004); Chairman and Chief Executive Officer of The Research Board, a business unit of the Gartner Group, and an Executive Vice President of the Gartner Group (1999 - 2000); Chief Information Officer, Corporate Vice President and Member of the Executive Committee of Alcoa (1997 - 1999).

Committees:	Audit; Corporate Governance

Directorships:	Barnes & Noble, Inc.; Internap Network Services Corporation; Visteon Corporation

Arthur E. Johnson: Joined Delta’s Board in 2005. Senior Vice President, Corporate Strategic Development of Lockheed Martin Corporation since December 2001; Vice President, Corporate Strategic Development of Lockheed Martin Corporation (1999 - 2001); President and Chief Operating Officer of Lockheed Martin Corporation Information and Services Sector (1997 - 1999); President of Lockheed Martin Corporation Systems Integration Group (January 1997 to August 1997); President of Loral Corporation Federal Systems Group (1994 - 1996).

Committees:	Finance; Personnel & Compensation

Directorships:	AGL Resources, Inc.; IKON Office Solutions, Inc.

Affiliations:	Trustee, Dillard University; Director, “The Woods” Charitable Foundation

Karl J. Krapek: Joined Delta’s Board in 2004. President and Chief Operating Officer of United Technologies Corporation (1999 until his retirement in 2002); also held other management positions with that company (1982 - 1999).

Committees:	Corporate Governance (Chair); Finance

Directorships:	Lucent Technologies Inc.; Prudential Financial, Inc.; The Connecticut Bank and Trust Company; Visteon Corporation

Affiliations:
Vice Chairman, Board of Trustees of Connecticut State University System; Chairman, Hartford Youth Scholars Foundation; Trustee, Malta House of Care; Director, St. Francis Hospital and Medical Center; Trustee, St. Francis Foundation

Paula Rosput Reynolds: Joined Delta’s Board in 2004. President and Chief Executive Officer of Safeco Corporation since January 2006; Chairman of the Board of AGL Resources, Inc. (2002 - 2005); President and Chief Executive Officer of AGL Resources, Inc. (2000 - 2005); Chairman of Atlanta Gas Light Company, a wholly-owned subsidiary of AGL Resources, Inc., (2000 - 2003); President and Chief Operating Officer of Atlanta Gas Light Company (1998 - 2000); President and Chief Executive Officer of Duke Energy Power Services, LLC, a subsidiary of Duke Energy Corporation (1997 - 1998).

Committees:	Corporate Governance; Personnel & Compensation

Directorships:	Coca-Cola Enterprises Inc.; Safeco Corporation

Affiliations:	Seattle Chamber of Commerce; Washington Roundtable

John F. Smith, Jr.: Joined Delta’s Board in 2000. Non-executive Chairman of Delta's Board of Directors since 2004; Chairman of the Board of General Motors Corporation (1996 until his retirement in 2003); also served as that company’s Chief Executive Officer (1992 - 2000), President (1992 - 1998) and Chief Operating Officer (1992).

Committees:	Finance (Chair); Audit; Corporate Governance

Directorships:	Swiss Reinsurance Company; The Procter & Gamble Company

Affiliations:	Member of The Business Council; Trustee, Boston University

Kenneth B. Woodrow: Joined Delta’s Board in 2004. Vice Chairman of Target Corporation (1999 until his retirement in 2000); also served as that company’s President (1994 - 1999); and held other management positions with that company (1971 - 1994).

Committees:	Audit; Personnel & Compensation

Directorships:	EZ Gard Industries, Inc.; Visteon Corporation

Affiliations:	Chairman of the Board of Trustees, Hamline University

Executive Officers

James M. Whitehurst: Chief Operating Officer since July 2005; Senior Vice President and Chief Network and Planning Officer (2004 - July 2005); Senior Vice President — Finance, Treasury & Business Development (2002 - 2004); Vice President and Director, Boston Consulting Group (2001).

Edward H. Bastian: Executive Vice President and Chief Financial Officer of Delta since July 2005; Chief Financial Officer, Acuity Brands (June 2005 - July 2005); Senior Vice President — Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Michael H. Campbell: Executive Vice President — Human Relations and Labor Relations since July 2006; Of Counsel, Ford & Harrison (January 2005-July 2006); Senior Vice President — Human Resources and Labor Relations, Continental Airlines, Inc. (1997-2004); Partner, Ford & Harrison (1978 - 1996).

Glen W. Hauenstein: Executive Vice President — Network Planning and Revenue Management since April 2006; Executive Vice President and Chief of Network and Revenue Management (August 2005 - April 2006); Vice General Director — Chief Commercial Officer and Chief Operating Officer, Alitalia (2003 - 2005); Senior Vice President — Network, Continental Airlines (2003); Senior Vice President — Scheduling, Continental Airlines (2001 - 2003); Vice President Scheduling, Continental Airlines (1998 - 2001).

Kenneth F. Khoury: Executive Vice President and General Counsel since September 2006; Senior Vice President and General Counsel, Weyerhaeuser Company (April 2006-September 2006); Vice President and Deputy General Counsel, Georgia-Pacific Corporation (1990-2005); Senior Vice President and Associate General Counsel, Shearson Lehman Hutton, Inc. (1988-1990).

Joseph C. Kolshak: Executive Vice President — Operations since April 2006; Executive Vice President and Chief of Operations (July 2005 - April 2006); Senior Vice President and Chief of Operations (2004 — 2005); Senior Vice President — Flight Operations (2002 - 2004); Vice President — Flight Operations (2001 - 2002); Director, Investor Relations (1998 - 2001); General Manager — Flight Operations (1996 - 1998); Flight Operations Manager and Assistant Chief Pilot (1994 - 1996); Flight Operations Coordinator — Atlanta (1993 - 1994); Special Assignment Supervisor to the Vice President of Flight Operations (1991 - 1993). Additionally, Mr. Kolshak is a 757/767/777 Captain.

Lee A. Macenczak: Executive Vice President — Sales and Marketing since April 2007; Executive Vice President — Sales and Customer Service (April 2006 – April 2007); Executive Vice President and Chief Customer Service Officer (July 2005 - April 2006); Senior Vice President and Chief Customer Service Officer (2004 - 2005); Senior Vice President & Chief Human Resources Officer (June 2004 - October 2004); Senior Vice President — Sales and Distribution (2000 - 2004); Vice President — Customer Service (1999 - 2000); Vice President — Reservation Sales (1998 - 1999); Vice President — Reservation Sales & Distribution Planning (1996 - 1998).

Corporate Governance Matters

Audit Committee Financial Experts

The Board of Directors has designated all of the Audit Committee members, Mr. Budd, Ms. Higgins, Mr. Smith and Mr. Woodrow, as Audit Committee Financial Experts. The Board has also determined that each of these directors is independent, as described below in Item 13 of this Form 10-K.

Corporate Governance Principles, Independence Standards, Committee Charters, and Codes of Ethics

Our corporate governance principles, our director independence standards, the charters of the Audit, Corporate Governance and Personnel & Compensation Committees, our code of ethics and business conduct for all employees, including our senior financial officers (as defined in SEC rules), our code of ethics and business conduct for directors, and certain Board policies are available on our website at www.delta.com/about_delta/investor_relations/corporate_governance/index.jsp. Additionally, a copy of these materials may be obtained by contacting our Corporate Secretary at Department 981, P.O. Box 20574, Atlanta, GA 30320-2574. We intend to post on our website any amendments of our codes of ethics and business conduct or any waivers under those codes in favor of members of the board of directors or our senior financial officers.

Shareowner Communications with Directors

The Board of Directors has established a process by which our shareowners may communicate with our independent directors. Shareowners may send communications by e-mail to independent.directors@delta.com. We have established a link to this address on our website. All communications will be sent directly to the non-executive Chairman of the Board, as representative of the independent directors, other than communications pertaining to customer service, human resources and accounting, auditing, internal control and financial reporting matters. Communications regarding customer service and human resources matters will be forwarded for handling to the appropriate Delta department. Communications regarding accounting, auditing, internal control and financial reporting matters will be brought to the attention of the Chair of the Audit Committee.

Identification and Selection of Nominees for Director

In connection with our emergence from bankruptcy, a new Board of Directors (the “New Board”) will be named pursuant to our plan of reorganization. See Note 1 to the Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding our Chapter 11 proceedings, including the plan of reorganization. The Official Committee of Unsecured Creditors (the “Creditors’ Committee”) retained a third party search firm to assist in the identification and evaluation of potential members of the New Board, and the names of new directors were announced on March 30, 2007. The New Board, through the Corporate Governance Committee, will be responsible for future policies related to the consideration of nominees for director submitted by shareowners and the qualifications, skills or qualities necessary for directors. Under policies of our current Board of Directors, to recommend a potential nominee, you may:

•	email independent.directors@delta.com or

•	send a letter addressed to Delta’s Corporate Secretary at Delta Air Lines, Inc., Department 981, P. O. Box 20574, Atlanta, Georgia 30320-2574.

Each potential nominee is reviewed by the Corporate Governance Committee, which decides whether to recommend a candidate for consideration by the full Board.

Meetings of the Board of Directors and Board Committees

Under policies of our current Board of Directors, the Board of Directors holds regular meetings four times a year, schedules special meetings when required and regularly meets in executive session without management. Mr. Smith, who currently serves as the non-executive Chairman of the Board, presides at these executive sessions.

During 2006, the Board met 10 times. Each director attended 75% or more of the meetings of the Board of Directors and the committees on which he or she served that were held during 2006.

It is the Board’s policy that directors should attend each annual meeting of shareowners. As a result of our bankruptcy proceedings, we did not hold an annual meeting of shareowners during 2006.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities (“reporting persons”) to file certain reports concerning their beneficial ownership of our equity securities. We believe that during 2006 all reporting persons complied with their Section 16(a) filing obligations.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Personnel & Compensation Committee of the Board of Directors (the “P&C Committee”) has responsibility for designing our executive compensation program. This program was significantly impacted during 2006 by our Chapter 11 proceedings, which have involved a fundamental transformation of all aspects of our business. As part of the Chapter 11 reorganization process, we sought $3.0 billion in annual financial improvements by the end of 2007, including reduced employment costs for all employees. We reached that goal as of December 31, 2006, and these improvements are reflected in our Consolidated Financial Statements for 2006. See Note 1 and Note 10 to the Notes to the Consolidated Financial Statements in the Form 10-K for further information about ways in which we have reduced compensation and benefit costs for all pilot and non-pilot employees, including the named executive officers (as defined in the “Summary Compensation Table” below).

Executive Compensation Philosophy and Objectives

Because of the extraordinary circumstances during 2006, our primary objectives were not to structure programs to achieve customary executive compensation goals, but were instead to (1) reduce employment costs consistent with our restructuring objectives; (2) ensure that Delta’s executive officers shared fully in the cost reduction actions that were essential to Delta’s survival, recovery and planned emergence from Chapter 11 as a stronger, more competitive airline; and (3) reduce unwanted attrition among officers and director-level employees in order to retain persons with the skills necessary to achieve our bankruptcy restructuring goals.

Given the constraints on Delta and the decision not to adopt any management incentive programs while we are in Chapter 11 (described below) as well as our unique compensation objectives last year, the P&C Committee in 2006 did not have the occasion to focus on most of the issues normally discussed in a Compensation Discussion and Analysis Section under the rules promulgated by the SEC, such as consideration of what our compensation program is designed to reward; how we determine the amount of each compensation element to pay; and how each compensation element fits within our overall compensation objectives.

Base Pay

Since January 1, 2005, all of our employees have participated in the paycuts, benefit reductions and other changes necessary for Delta’s survival and recovery. Our officers, including the named executive officers, participated fully (or at greater) levels in all base pay reductions required of non-executive, non-pilot employees. The reductions for named executive officers included:

•	a 10% base pay reduction for all officers, including the Chief Executive Officer, on January 1, 2005;

•	an additional 25% reduction in base pay for the Chief Executive Officer on November 1, 2005; and

•	an additional 15% reduction in base pay for all officers other than the Chief Executive Officer on November 1, 2005.

Incentive Compensation

Unlike other airlines operating under Chapter 11, we did not seek authority in Bankruptcy Court to implement a Key Employee Retention Program or seek employment agreements for executives. Officers have not received any annual incentive payments since 2003, or long-term incentive payments since 2004. Officers, including the named executive officers, had no opportunity for any type of incentive payments in 2006, including annual cash incentive plan and long-term incentive awards.

We also did not grant any stock or option awards to any officer during 2006. We concluded that our stock options would be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion to reject these outstanding stock options to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in these awards, including awards held by the named executive officers, being rejected effective March 31, 2006. Moreover, pursuant to the plan of reorganization, upon our emergence from Chapter 11, all of Delta’s existing common stock will be cancelled, including any common stock held by named executive officers.

Benefits

With the overall goal of reducing employment costs, during 2006 we examined each element of the benefits afforded to employees, including the named executive officers. All officers participated fully in the benefit reductions required of non-executive, non-pilot employees. Changes to our qualified and non-qualified retirement programs are discussed below in “Post Employment Compensation” and in Note 10 to the Notes to the Consolidated Financial Statements in the Form 10-K. Changes to our non-qualified deferred compensation programs are described in “Post Employment Compensation -Non-qualified Deferred Compensation” below.

In addition to the retirement, healthcare and disability benefits that are available to non-pilot employees generally, the benefit programs currently available to our named executive officers are listed below:

•	executive life insurance coverage of two times base salary;

•	reimbursement of up to $15,000 per year for tax preparation, legal and financial planning;

•	installation and monthly monitoring fees for a home security system; and

•	the use of a company car for Mr. Grinstein.

Mr. Grinstein elected not to participate in the executive life insurance or financial planning programs listed above.

In addition, as is common in the airline industry, Delta also provides complimentary travel and certain Delta Crown Room privileges for executive officers, the officer’s spouse, domestic partner or designated companion, and the officer's dependent children (“Flight Benefits”). Delta reimburses the officer for associated taxes on complimentary travel with an imputed tax value of up to $20,000 per year.

See Exhibit 10.18 to the Form 10-K, which is incorporated herein by reference, for additional information about these benefits for the named executive officers.

Severance Plan

Though we requested early in our Chapter 11 case Bankruptcy Court approval to continue our pre-bankruptcy severance program for employees below the level of director, we did not at that time ask for approval to continue our severance program for officers and director-level employees. Due to the uncertainties resulting from our Chapter 11 filing, many officer and director-level employees left the Company in 2005 and 2006, and we experienced difficulty filling critical open positions. In late 2005, the P&C Committee hired an outside consultant, Watson Wyatt Worldwide, to devise strategies to address the high level of unwanted attrition among officers and director-level employees. Together with the consultant, management prepared a severance plan that reflected our prior severance practices. Based on the benchmarking done by the consultant, of the severance practices of other companies, we believe the severance plan was at the low end of the range of competitive practices for airlines and other companies operating in and out of Chapter 11.

In February 2006, the P&C Committee approved the severance plan for officers and director-level employees in order to retain key personnel and enable them to focus on the challenges facing Delta. The Bankruptcy Court approved the severance plan on February 22, 2006, with the full support of our Creditor’s Committee. At their request, Messrs. Grinstein and Whitehurst are not eligible to participate in the severance plan. Mr. Matsen, then Chief Marketing Officer of the Company, terminated his employment with Delta in June 2006, due to the consolidation of positions in Delta’s executive team, and received compensation under the Severance Plan. See “Other Post-Employment Payments - Severance Plan’ for a description of the Plan; see “Summary Compensation Table” and “Payment to Mr. Matsen” for information about payments under the Severance Plan to Mr. Matsen.

Compensation Programs after Emergence from Bankruptcy

In March 2007, we announced that we have developed a comprehensive compensation program to provide our noncontract employees with substantial value in early May, 2007, shortly after our planned emergence from Chapter 11. One component of the compensation program is designed to allow all noncontract employees to share in any future success of Delta that their hard work and sacrifice make possible. This broad-based program will provide for approximately 39,000 noncontract employees to receive:

•	A significant distribution of our common stock to be issued after our emergence from Chapter 11 which employees may hold or sell without restrictions;
•	A cash lump sum payment;
•	Pay increases, which are expected to begin in the summer of 2007;
•	A Shared Rewards program tied to operational performance and a profit sharing plan; and
•	A new defined contribution retirement benefit.

Our pilots and flight dispatchers, who are covered by collective bargaining agreements, also will fully share in any future success that their contributions and sacrifice make possible.

Key principles of our new compensation program will include a greater emphasis on pay-for-performance, appropriately balancing at-risk and fixed compensation for all employees, and more closely aligning both the management and employee compensation programs with the best interests of our other stakeholders. Our new compensation program was approved by our Board of Directors and supported by the Creditors Committee.

After our emergence from Chapter 11, our management compensation program is expected to:

•	more closely link pay to performance;
•	align compensation with the long-term interests of our shareowners;
•	retain the best people we have;
•	attract new talent to the Company; and
•	establish well-defined performance metrics for management.

A substantial portion of the compensation that will be provided to our management after our emergence from Chapter 11 will be variable (“at risk”) and tied directly to Delta’s and, at certain levels, the individual’s performance.

Under our new management compensation program, our officers will receive restricted stock; stock options; and performance shares, which will require performance targets to be met over time in order to vest. Officers and director-level employees will not receive across-the-board pay increases until our noncontract employees have reached industry standard pay. Also, officers and director-level employees will not receive cash lump sum payments under our new management compensation program upon emergence from Chapter 11, in contrast to our non-contract employees. Management will participate in the same retirement benefit plan as other non-pilot employees. Management also will be eligible to participate in an annual incentive plan, with any plan payouts for senior management based on the same fundamental metrics that govern payouts for all other employees under the broad-based employee profit sharing and Shared Reward programs.

The P&C Committee has approved the grant of stock options to officers on the first trading day for the Company’s common stock on the NYSE that is 30 calendar days after the first day the common stock is traded regular-way on the NYSE. Following our emergence from Chapter 11, our P&C Committee will consider adoption of a policy relating to the timing of option grants in the future.

Mr. Grinstein has stated that he will not participate in the management equity awards, cash incentive payments and severance program after the Company emerges from Chapter 11. Accordingly, Delta will not make any awards to Mr. Grinstein under these programs.

Mr. Grinstein has requested that Delta consider using a portion of the value of the awards he might otherwise have received to help Delta employees, retirees and their families who experience hardships in their personal lives and to establish a scholarship fund for Delta employees, retirees and their families. At Mr. Grinstein’s request, Delta will establish two new charitable foundations for these charitable purposes using a portion of the value of the awards Mr. Grinstein might have otherwise received.

Compensation Committee Report

The P&C Committee of the Board of Directors of Delta has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Delta’s management and, based on such review and discussion, the P&C Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

The Personnel & Compensation Committee

David R. Goode, Chair
Edward H. Budd
Arthur E. Johnson
Paula Rosput Reynolds
Kenneth B. Woodrow

Executive Compensation

Summary Compensation Table

The table below contains information about the compensation of Mr. Grinstein, who served as Delta’s principal executive officer during 2006; Mr. Bastian, who served as Delta’s principal financial officer during 2006; and Delta’s three most highly compensated executive officers, other than Messrs. Grinstein and Bastian, who were serving as executive officers at December 31, 2006. It also includes information about Mr. Matsen, who would have been one of Delta’s three most highly compensated executive officers at December 31, 2006 if his employment with Delta had not ended during 2006. The persons in the Table below are referred to in this Form 10-K as “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Gerald Grinstein Chief Executive Officer	2006	337,500	0	0	0	0	6,741	5,902	350,143

James M. Whitehurst Chief Operating Officer	2006	382,500	0	0	0	0	9,474	34,870	426,844

Edward H. Bastian Executive Vice President and Chief Financial Officer	2006	382,500	0	0	0	0	6,864	60,869	450,233

Glen W. Hauenstein Executive Vice President - Network Planning and Revenue Management	2006	344,256	0	0	0	0	0	44,626	388,882

Joseph C. Kolshak Executive Vice President - Operations	2006	344,256	0	0	0	0	0	42,419	386,675

Paul G. Matsen (3) Formerly Executive Vice President and Chief Marketing Officer	2006	143,440	0	0	0	0	-	406,454	549,894

(1)
This column reflects the aggregate change in the actuarial present value of the accumulated benefit under the Delta Retirement Plan from September 30, 2005 to September 30, 2006 (the pension plan measurement dates used for financial statement reporting purposes for calendar years 2005 and 2006, respectively). This plan is the primary defined benefit pension plan under which Delta had obligations as of December 31, 2006. As described below, additional pay and service credits under this plan were frozen effective December 31, 2005 for all participants in the plan. Neither Mr. Hauenstein nor Mr. Kolshak is eligible to participate in this plan. See “Post Termination Benefits—Defined Benefit Pension Benefits” elsewhere in this Item 11 for a description of this plan.

The actuarial present value of Mr. Matsen’s accumulated benefit under the plan decreased $15,669. The decrease was primarily due to Mr. Matsen’s ineligibility for certain early retirement subsidies under the plan following his termination of employment, which negatively affected the value of his benefit. As required by SEC rules, the reduction in Mr. Matsen’s aggregate pension value is not included in the table.

(2)	This column includes the items described in the following table:

Name	Contributions to Qualified Defined Contribution Retirement Plans ($)(a)	Payments due to Internal Revenue Code Limits Applicable to Qualified Defined Contribution Plans ($)(b)	Executive Life Insurance Program Premiums ($)(c)	Payments under Separation Agreement ($)(d)	Reimbursement of Taxes ($)(e)	Perquisites and Other Personal Benefits ($)(f)
Mr. Grinstein	0	0	0	0	5,902	n/a
Mr. Whitehurst	4,006	0	2,418	0	11,748	16,698
Mr. Bastian	45	0	52,336	0	8,488	n/a
Mr. Hauenstein	0	0	34,539	0	10,087	n/a
Mr. Kolshak	21,471	10,687	3,287	0	6,974	n/a
Mr. Matsen	2,509	0	0	382,808	5,731	15,406

(a)
Includes Delta’s contributions during 2006 to the Delta Family-Care Savings Plan (a broad-based tax qualified defined contribution plan) and, with respect to Mr. Kolshak, to a qualified defined contribution plan for pilots. See Note 1 to the Notes to the Consolidated Financial Statements in this Form 10-K for further information about the pilot collective bargaining agreement.

(b)
In accordance with the pilot collective bargaining agreement, contributions that would have been made to the qualified defined contribution plan for pilots but for the limits applicable to such plans under the Internal Revenue Code are paid directly to the pilot. The amount in this column represents the amount paid to Mr. Kolshak as a result of this provision.

(c)
Delta provides life insurance coverage of two times base salary to executive officers. The amounts reflected in the chart for Messrs. Bastian and Hauenstein are the full initial premiums required to add each of them to the Executive Life Insurance Program. The amounts for Messrs. Whitehurst and Kolshak, who were already participants in the program, reflect the minimum amounts necessary to maintain insurance coverage under the program, but not to fully fund the program. Mr. Grinstein has chosen not to participate in the Executive Life Insurance Program. Mr. Matsen’s coverage under the program ended when his employment with Delta terminated, and no premiums were paid for his executive life insurance coverage in 2006.

(d)	See footnote 3 for additional information about amounts, including perquisites, paid to Mr. Matsen in connection with his separation from Delta.

(e)	Includes tax reimbursements for (a) Flight Benefits and (b) the Executive Life Insurance Program.

(f)
No named executive officer, other than Messrs. Whitehurst and Matsen, received perquisites or other personal benefits with a total incremental cost of $10,000 or more, the threshold for reporting under SEC rules. The amount for Mr. Whitehurst includes financial planning services, Flight Benefits and home security services. The amount for Mr. Matsen includes financial planning services and Flight Benefits.

(3)
As discussed in “Post-Employment Compensation - Other Potential Post-Employment Payments - Severance Plan” below, on February 22, 2006, the Bankruptcy Court approved a severance plan for Delta’s officers and director-level employees (the “Severance Plan”). Mr. Matsen’s employment with Delta ended effective June 1, 2006, due to the consolidation of positions in Delta’s executive team. Mr. Matsen received under the Severance Plan a lump-sum payment equal to twelve months’ base salary of $344,256. He also received under the Severance Plan in 2006 the following benefits: (a) medical and dental benefits for which the COBRA premiums of $7,014 were waived; (b) basic life insurance coverage for which premiums of $56 were waived; and (c) outplacement services in the amount of $5,000. In addition, under Delta’s vacation policy, Mr. Matsen received a payment of $26,482 for earned, unused vacation pay. Flight Benefits and financial planning services are included in Mr. Matsen’s perquisites and other personal benefits as described in footnote 2, above). See “Post-Employment Compensation - Payments to Mr. Matsen” below for information related to the continuation of medical and dental benefits, basic life insurance and Flight Benefits for Mr. Matsen through May 2007 under the Severance Plan.

Post-Employment Compensation

Defined Benefit Pension Benefits

Qualified Non-pilot Retirement Plan

The Delta Retirement Plan (“Non-pilot Plan”) is a broad-based, non-contributory qualified defined benefit plan for non-pilot employees. Messrs. Grinstein, Whitehurst, Bastian and Matsen are eligible to participate in the Non-pilot Plan. Mr. Hauenstein, who joined Delta in August 2005, is not a participant in the Non-pilot Plan because he had not completed 12 months of service prior to December 31, 2005, the date the plan was frozen. Mr. Kolshak, who is also a Delta pilot, is not a participant in the Non-pilot Plan.

Retirement benefits under the Non-pilot Plan are based on the same formula for all employees who are not covered by a collective bargaining agreement. Until July 1, 2003, Non-pilot Plan benefits were calculated using only a final average earnings formula (“FAE formula”). Under this formula, the benefit is based on an employee’s (1) final average earnings; (2) years of service prior to January 1, 2006; (3) age when the payment of benefits begins (which may not be before age 52); and (4) primary Social Security benefit. Final average earnings are the average of an employee’s highest average monthly earnings (based on the employee’s salary and eligible annual incentive compensation, if any) for the 36 consecutive months in the 120-month period immediately preceding the earlier of termination of employment or January 1, 2006. The monthly retirement benefit payable at the normal retirement age of 65 is determined by multiplying final average earnings by 60%, and then reducing that amount for service of less than 30 years with Delta and by 50% of the primary Social Security benefit payable to the employee. The 50% Social Security offset is reduced for service of less than 30 years. Participants become fully vested in their FAE formula benefits after completing five years of service. Benefits determined under the FAE formula are paid in the form of a monthly annuity.

Effective July 1, 2003, the Non-pilot Plan was amended to transition to a cash balance formula. Generally, for employees hired (or rehired) after that date, retirement benefits are based only on the cash balance formula. Under this formula, each participant has an account, for recordkeeping purposes only, to which pay credits were allocated annually until January 1, 2006. These pay credits were based on 6% of a participant’s salary and eligible annual incentive compensation, if any. In addition, all balances in a participant’s account are credited with an annual interest credit which is currently based on the 30-year U.S. Treasury rate published by the Internal Revenue Service (the “Annual Interest Credit”). Participants become fully vested in their cash balance formula benefits after completing five years of service. At termination of employment, an amount equal to the then-vested balance of a participant’s cash balance account is payable to the participant, at his election, in the form of an immediate or deferred lump sum or equivalent monthly annuity benefit.

Employees covered by the Non-pilot Plan who were employed on July 1, 2003 are eligible for transition benefits as long as they remained continuously employed (“Transition Eligible Employees”). For the period that began July 1, 2003 and ended December 31, 2005 (“Cash Balance Period”), these employees earned retirement benefits equal to the greater of the benefit determined under the Non-pilot Plan’s FAE formula or its cash balance formula.

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

Effective December 31, 2005, the Non-pilot Plan was amended (1) to freeze accrual of future benefits attributable to years of service and pay increases after December 31, 2005 under the FAE formula; and (2) to cease pay credits under the cash balance formula. Effective March 31, 2007, all benefits under the Non-pilot Plan were frozen; however, annual interest credits will continue to be added to the cash balance account after December 31, 2005.

Non-qualified Non-pilot Retirement Plans

Delta previously sponsored non-qualified retirement plans designed to provide retirement benefits which would have been paid under the applicable formula under the Non-pilot Plan but for limits on qualified plans under the Internal Revenue Code. Mr. Grinstein declined to participate in this non-qualified plan. Effective December 31, 2005, Delta “froze” the non-qualified plans for non-pilots. This means that no additional retirement benefits will accrue under the non-qualified plans for any participant after December 31, 2005. We have rejected these plans and all corresponding agreements as part of Delta’s plan of reorganization. As a result, no further benefits will be paid from these non-qualified plans.

Virtually all of the benefits under these non-qualified plans accrued prior to our Chapter 11 filing and, because we did not seek authority from the Bankruptcy Court to pay those pre-petition benefits, we are precluded from doing so during the Chapter 11 proceedings. Any current or former employee, including Messrs. Whitehurst, Bastian and Matsen, with an accrued benefit under these plans has a claim against Delta’s bankruptcy estate. Delta’s plan of reorganization provides that holders of allowed unsecured claims against the Debtors will generally receive common stock of reorganized Delta in satisfaction of their claims.

Qualified and Non-qualified Pilot Retirement Plans - Mr. Kolshak’s Benefits

Delta maintained non-contributory qualified and non-qualified defined benefit plans for pilots pursuant to its collective bargaining agreement with ALPA. Because he is a pilot employee, Mr. Kolshak participated in these plans.

As discussed in Note 10 of the Notes to the Consolidated Financial Statements elsewhere in this Form 10-K, the qualified defined benefit pilot plan (the “Pilot Plan”) was terminated effective as of September 2, 2006. At that time, our sponsorship of the Pilot Plan terminated. The PBGC assumed trusteeship of the Pilot Plan on December 31, 2006. As trustee, the PBGC has taken over the responsibility for paying pension benefits to more than 13,000 active and retired pilots, including Mr. Kolshak. The PBGC will review the records of each participant in the Pilot Plan and calculate each person’s benefit according to plan provisions, asset allocation rules, and federal guarantee limits. General information about the PBGC’s pension insurance program is available at www.pbgc.gov. It is not possible to project with any reasonable degree of certainty the amount the PBGC will ultimately allocate to Mr. Kolshak.

In addition, Mr. Kolshak was a participant in two non-contributory non-qualified retirement plans for pilots designed to provide retirement benefits which would have been paid under the Pilot Plan but for limits on qualified plans under the Internal Revenue Code. These plans were also terminated on September 2, 2006. ALPA has agreed on behalf of all pilot employees of Delta, including Mr. Kolshak, to forfeit all unpaid benefits that had accrued under the plans. Therefore, Delta has no pending obligations, and will incur no future obligations, under either plan.

In return for these and other concessions by ALPA on behalf of Delta’s pilots, ALPA received a general unsecured pre-petition claim against Delta’s bankruptcy estate for $2.1 billion and will receive $650 million in senior unsecured notes. See Note 1 to the Notes to the Consolidated Financial Statements for further information. ALPA will have the authority to determine the manner in which the claim and the notes are allocated among the pilots. Mr. Kolshak does not expect to receive any payment in connection with the claim or the notes.

Pension Benefits Table

The table below shows the present value of the accumulated benefits under the Non-pilot Plan for Messrs. Grinstein, Whitehurst, Bastian and Matsen, including the number of years of service credited under the plan. Benefits were calculated using interest rate and mortality rate assumptions consistent with those used in our financial statements (see “- Defined Benefit Pension and Other Postretirement and Postemployment Benefit Plans - Assumptions” in Note 10 to the Consolidated Financial Statements). In addition, certain individual data was used in developing these values. Benefits accrued under the FAE formula and the cash balance formula are listed separately. For purposes of the FAE formula benefit, the assumed retirement age is 62. The table does not reflect (1) any information for Messrs. Hauenstein or Kolshak, neither of whom is a participant under the Non-pilot Plan; or (2) any claims filed with the Bankruptcy Court for benefits accrued under non-qualified plans terminated in Delta’s bankruptcy proceedings.

Name	Plan Name	Number of Years of Credited Service (as of December 31, 2006) (1)	Present Value of Accumulated Benefits (2)	Payments During Last Fiscal Year
Mr. Grinstein	Delta Retirement Plan	2 years	Cash balance only: $33,883	0
Mr. Whitehurst(3)	Delta Retirement Plan	4 years	FAE: $18,322 Cash Balance: $52,142	0
Mr. Bastian(4)	Delta Retirement Plan	6 years, 5 months	FAE: $128,757 Cash Balance: $11,538	0
Mr. Matsen(5)	Delta Retirement Plan	11 years, 9 months	FAE only: 210,746	0

(1)
As discussed above, the Non-pilot Plan was frozen effective December 31, 2005, and no additional service credit will accrue after that date. Therefore, with the exception of Mr. Bastian, the years of service reflected in this column include the years of service of each executive until December 31, 2005. Mr. Bastian’s FAE formula benefit under the Non-pilot Plan is based on the 6 years, 5 months of service he had completed as of April 1, 2005, the date he resigned from Delta. All benefits earned by Mr. Bastian after he rejoined Delta in July 2005 are based solely on the cash balance formula. None of Delta’s executive officers has been provided with any supplemental service credit under any retirement plan.

(2)
The form of benefit payable under the FAE formula for Mr. Whitehurst is assumed to be a joint and survivor annuity. The form of benefit payable under the FAE formula for Messrs. Bastian and Matsen is a single life annuity, based on the rules applicable to vested employees who terminate their service with Delta prior to normal retirement age.

(3)
Mr. Whitehurst earned a larger benefit under the cash balance formula during the Cash Balance Period. Because Mr. Whitehurst was a participant in the Non-pilot Plan prior to July 1, 2003, he also accrued an FAE benefit for his service through June 30, 2003.

(4)
Mr. Bastian resigned from Delta as of April 1, 2005 and rejoined Delta in July 2005. As a result, the portion of his benefit calculated under the FAE formula was determined under the rules applicable to vested employees who terminate their service with Delta prior to early retirement age instead of under the rules applicable to retirees at early retirement age. Accordingly, Mr. Bastian’s benefit is smaller than it would have been had he retired at early retirement age. All benefits earned by Mr. Bastian after he rejoined Delta in July 2005 are based solely on the cash balance formula.

(5)
Mr. Matsen earned a larger benefit under the FAE formula than he earned under the cash balance formula during the Cash Balance Period; therefore his benefits under the Non-pilot Plan are all calculated under the FAE formula. Mr. Matsen terminated his service with Delta on June 1, 2006; as a result, his benefit under the FAE formula was determined under the rules applicable to vested employees who terminate their service with Delta prior to early retirement age instead of under the rules applicable to retirees at early retirement age. Accordingly, Mr. Matsen’s benefit is smaller than it would have been had he retired at early retirement age.

Non-qualified Deferred Compensation

In January 2002, the P&C Committee adopted a special retention program (the “Retention Program”) for key members of management, including the executive officers at that time. The Retention Program was unfunded, and any payments made under the program were paid from our general assets. Each participant in the Retention Program received a cash retention award opportunity which, if earned, was to be paid in 2004.

In 2003, participants in the program were given an opportunity to defer all or a portion of their retention award. Mr. Kolshak elected to defer a portion of his retention award, and that portion remains unpaid. This unpaid amount is a claim that arose prior to our Chapter 11 filing and, because we did not seek authority from the Bankruptcy Court to pay these pre-petition benefits, we are precluded from doing so during the Chapter 11 proceedings. We do not plan to assume this obligation under our plan of reorganization. Any employee, including Mr. Kolshak, who did not receive his deferred retention award payment due to our Chapter 11 filing has a claim against Delta’s bankruptcy estate. Delta’s plan of reorganization provides that holders of allowed unsecured claims against the Debtors will generally receive common stock of reorganized Delta in satisfaction of their claims.

Other Potential Post-Employment Payments

Severance Plan

The Severance Plan for Delta’s officers and director-level employees, which was approved by the Bankruptcy Court on February 22, 2006, was intended to reinstate Delta’s severance practices that existed before the Petition Date for officers and director-level employees. Employees below the director level are covered by a severance plan that was approved by the Bankruptcy Court shortly after Delta’s Chapter 11 filing. At their request, Messrs. Grinstein and Whitehurst are not eligible to participate in the Severance Plan.

In order to participate in the Severance Plan, an eligible employee must first relinquish all rights to any benefits under any severance arrangement in place as of the effective date of the Severance Plan. Upon a qualifying termination of employment under the Severance Plan, a participant must further execute a separation agreement to be eligible to receive benefits under the Severance Plan. The separation agreement will include a release of claims in favor of Delta and certain non-competition, non-solicitation and confidentiality agreements for the benefit of Delta.

Terminations that qualify for payments under the Severance Plan may occur in several ways. A qualifying termination occurs when a participant’s employment is terminated as a result of an organizational change or other business change at Delta. A qualifying termination following a change in control, as defined in the Severance Plan, occurs if a participant’s resignation is prompted by

•	a reduction in pay or benefits, unless such action applies generally to other employees at the same level,

•	a significant diminution of position, responsibilities or duties, or

•	the relocation by the Company or its successor of the participant’s required work location more than 75 miles from its current location.

In addition, following a change in control, any termination of a participant’s employment by Delta other than for “Cause,” as defined in the Severance Plan, is considered a termination of employment as a result of an organizational change or other business change at the Company.

In the event of a qualifying termination of employment under the Severance Plan, an eligible participant will receive a severance payment that varies according to his or her employment level. Executive Vice Presidents will receive twelve months’ base salary; Vice Presidents and Senior Vice Presidents will receive nine months’ base salary; director-level employees will receive six months’ base salary. Subject to the terms of the Severance Plan, the cash severance amount will be paid in a lump-sum following termination of employment. Participants will also be eligible for (a) continuation of certain medical and dental benefits for which the COBRA premiums will be waived for the period applicable to his or her employment level; (b) continuation of basic life insurance for which premiums will be waived for the period applicable to his or her employment level; (c) continuation of Flight Benefits for the period applicable to his or her employment level; (d) reimbursement of expenses for financial planning services through the end of the year in which the termination occurred; and (e) outplacement services with fees not to exceed $5,000, each as described in the Severance Plan.

Potential Payments upon Termination of Employment

The following tables describe the termination benefits that each named executive officer would receive in the event of termination, assuming that the termination date was December 31, 2006. See “Severance Plan” above for a description of qualifying events for termination under the Severance Plan. If the officer was not eligible for retirement or early retirement at that date, no disclosure is given with respect to such a termination. In addition, retirement benefits are not included in these tables. The benefits accrued for eligible named executive officers under the Non-Pilot Plan are disclosed in the section titled “Defined Benefit Pension Benefits” above. We have not included any compensation or benefit in this section that is available generally to all employees, including named executive officers, on a non-discriminatory basis upon certain termination of employment events, such as payments of disability and survivorship benefits.

Mr. Grinstein

Payments and Benefits Upon Termination	Qualifying Termination Under Severance Plan (1)	Termination by Delta other than under the Severance Plan	Retirement (2)	Voluntary Resignation	Death
Compensation:
Base Salary	$0	$0	$0	$0	$0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	$0	$0	$0	$0	$0
Career Transition Services	$0	$0	$0	$0	$0
Financial Planning	$0	$0	$0	$0	$0
Flight Benefits (3)	$0	$34,535	$34,535	$34,535	$0
Executive Life Insurance Benefits	$0	$0	$0	$0	$0
Total:	$0	$34,535	$34,535	$34,535	$0

(1)	As noted above, at Mr. Grinstein’s request, he is not eligible to participate in the Severance Plan.

(2)	Mr. Grinstein has already achieved normal retirement age.

(3)
Mr. Grinstein is eligible for Flight Benefits due to his service as a member of the Board of Directors and will receive Director Flight Benefits for life upon retirement from the Board. See “Director Compensation - Overview of Director Compensation Program” below for a description of Director Flight Benefits. To estimate the future incremental cost of Mr. Grinstein’s post retirement travel, we calculated the present value of the incremental cost of Mr. Grinstein’s Flight Benefits during 2006 ($3,246), assuming that he would continue to use the benefits for another 15 years, and using a discount rate of 5% per year.

Mr. Whitehurst

Payments and Benefits Upon Termination	Qualifying Termination Under Severance Plan (1)	Termination by Delta other than under the Severance Plan	Retirement	Voluntary Resignation	Death
Compensation:
Base Salary	$0	$0	$0	$0	$0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	$0	$0	$0	$0	$0
Career Transition Services	$0	$0	$0	$0	$0
Financial Planning	$0	$0	$0	$0	$0
Flight Benefits	$0	$0	$0	$0	$0
Executive Life Insurance Benefits	$0	$0	$0	$0	$765,000
Total:	$0	$0	$0	$0	$765,000

(1)	As noted above, at Mr. Whitehurst’s request, he is not eligible to participate in the Severance Plan.

Mr. Bastian

Payments and Benefits Upon Termination	Qualifying Termination Under Severance Plan	Termination by Delta other than under the Severance Plan	Retirement	Voluntary Resignation	Death
Compensation:
Base Salary	$382,500	0	$0	0	0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	$12,336	0	$0	0	0
Career Transition Services	$5,000	0	$0	0	0
Financial Planning (1)	$1,000	0	$0	0	0
Flight Benefits (2)	$2,558	0	$0	0	0
Executive Life Insurance Benefits	$0	0	$0	0	$765,000
Total:	$403,394	$0	$0	$0	$765,000

(1)
Under the Severance Plan, participating executive officers are eligible for Company-paid financial planning until the end of the year in which their employment terminated. The amounts reflected generally in these tables for financial planning assume that the named executive officer would incur the same expense after a termination of employment as he incurred during 2006. Since Mr. Bastian incurred no financial planning expenses during 2006, we have assumed that he would have incurred $1,000 for purposes of this table. The maximum amount available under the program is $15, 000 per year.

(2)
Under the Severance Plan, participating executive officers are entitled to retain their Flight Benefits for 12 months after termination of employment. To estimate the incremental cost of Mr. Bastian’s Flight Benefits we assumed he would use the benefits to the same extent that he used them in 2006.

Mr. Hauenstein

Payments and Benefits Upon Termination	Qualifying Termination Under Severance Plan	Termination by Delta other than under the Severance Plan	Retirement	Voluntary Resignation	Death
Compensation:
Base Salary	$344,256	$0	$0	$0	$0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	$4,128	$0	$0	$0	$0
Career Transition Services	$5,000	$0	$0	$0	$0
Financial Planning (1)	$1,000	$0	$0	$0	$0
Flight Benefits (2)	$2,085	$0	$0	$0	$0
Executive Life Insurance Benefits	$0	$0	$0	$0	$688,512
Total:	$356,469	$0	$0	$0	$688,512

(1)
Under the Severance Plan, participating executive officers are eligible for Company-paid financial planning until the end of the year in which their employment terminated. The amounts reflected generally in these tables for financial planning assume that the named executive officer would incur the same expense after a termination of employment as he incurred during 2006. Since Mr. Hauenstein incurred no financial planning expenses during 2006, we have assumed that he would have incurred $1,000 for purposes of this table. The maximum amount available under the program is $15,000 per year.

(2)
Under the Severance Plan, participating executive officers are entitled to retain their Flight Benefits for 12 months after termination of employment. To estimate the incremental cost of Mr. Hauenstein’s Flight Benefits we assumed he would use the benefits to the same extent that he used them in 2006.

Mr. Kolshak

Payments and Benefits Upon Termination	Qualifying Termination Under Severance Plan	Termination by Delta other than under the Severance Plan	Retirement	Voluntary Resignation	Death
Compensation:
Base Salary	$344,256	$0	$0	$0	$0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	$12,096	$0	$0	$0	$0
Career Transition Services	$5,000	$0	$0	$0	$0
Financial Planning (1)	$1,750	$0	$0	$0	$0
Flight Benefits (2)	$1,976	$0	$0	$0	$0
Executive Life Insurance Benefits	$0	$0	$0	$0	$688,512
Total:	$365,078	$0	$0	$0	$688,512

(1)
Under the Severance Plan, participating executive officers are eligible for Company-paid financial planning until the end of the year in which their employment terminated. The amounts reflected generally in these tables for financial planning assume that the named executive officer would incur the same expense after a termination of employment as he incurred during 2006. The maximum amount available under the program is $15,000 per year.

(2)
Under the Severance Plan, participating executive officers are entitled to retain their Flight Benefits for 12 months after termination of employment. To estimate the incremental cost of Mr. Kolshak’s Flight Benefits we assumed he would use the benefits to the same extent that he used them in 2006.

Payments to Mr. Matsen

Mr. Matsen’s employment with Delta ended effective June 1, 2006, due to the consolidation of positions in Delta’s executive team. As a result, we entered into a separation agreement with Mr. Matsen under the Severance Plan. The benefits received by Mr. Matsen under his separation agreement from June 1, 2006 through December 31, 2006 are reflected in the Summary Compensation Table above. In addition, Mr. Matsen will continue to be eligible for the following benefits under the separation agreement through May 31, 2007: (a) medical and dental benefits for which the COBRA premiums of $5,010 are waived; (b) basic life insurance coverage for which premiums of $40 are waived; and (c) Flight Benefits, the incremental cost of which Delta estimates to be approximately $1,346.1  Mr. Matsen’s separation agreement includes confidentiality and non-disparagement provisions of unlimited duration. The agreement also includes employee and customer non-solicitation provisions and a non-competition provision that restrict Mr. Matsen from engaging in certain activities during the twelve month period following the date of his termination of employment.

___________________
[1]
Under the Severance Plan, the participating named executive officers are entitled to retain their Flight Benefits for 12 months after their termination of employment. For purposes of estimating the incremental cost of Mr. Matsen’s Flight Benefits for the period from January 1, 2007 through May 31, 2007, we assumed that he would use the benefits half as much as he used them during all of calendar year 2006.

Director Compensation

Overview of Director Compensation Program

During 2006, the Board’s compensation program for non-employee directors was as described below:

•	Each non-employee director received an annual retainer of $20,000, payable in cash.

•	The Chair of each committee of the Board received an annual retainer of $7,500.

•	The non-executive Chairman of the Board received an additional annual retainer of $112,500.

•	Each non-employee director received $1,000 for each Board and committee meeting attended.

•	All directors were eligible for reimbursement of reasonable expenses incurred in attending meetings.

•
Delta provided complimentary travel and certain Delta Crown Room privileges for each non-employee director and his or her spouse or companion and dependent children (“Director Flight Benefits”). Each non-employee director who retires from the Board at or after age 68 with at least five years of service as a director, and each non-employee director who serves until his or her mandatory retirement date, is eligible to receive Director Flight Benefits during his or her life. Delta does not reimburse non-employee directors or retired directors for taxes associated with their use of Director Flight Benefits.

•
Directors (and all full-time employees and retirees) are eligible to participate in a program under which a charitable foundation funded by Delta will match 50% of a participant’s cash contributions to accredited colleges and universities, with a maximum match of up to $1,000 per calendar year on behalf of any participant.

Directors who are employees of Delta are not separately compensated for their service as directors.

Director Compensation Table

The following table sets forth the compensation paid to non-employee members of Delta’s Board of Directors during calendar year 2006:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Edward H. Budd	$47,500	$0	$0	$0	$0	n/a	$47,500
Domenico De Sole	$28,000	$0	$0	$0	$0	n/a	$28,000
David R. Goode	$40,500	$0	$0	$0	$0	n/a	$40,500
Patricia L. Higgins	$35,000	$0	$0	$0	$0	n/a	$35,000
Arthur E. Johnson	$31,000	$0	$0	$0	$0	n/a	$31,000
Karl J. Krapek	$35,500	$0	$0	$0	$0	n/a	$35,500
Paula Rosput Reynolds	$34,000	$0	$0	$0	$0	n/a	$34,000
John F. Smith, Jr.	$157,000	$0	$0	$0	$0	n/a	$157,000
Kenneth B. Woodrow	$38,000	$0	$0	$0	$0	n/a	$38,000

(1)
Mr. Grinstein, Delta’s Chief Executive Officer, is also a member of Delta’s Board of Directors. Mr. Grinstein is not separately compensated for his service on the Board of Directors. His compensation as Chief Executive Officer is included in the “Summary Compensation Table” above in this Form 10-K.

(2)	None of Delta’s directors received perquisites or other personal benefits with a total incremental cost of $10,000 or more, the threshold for reporting under SEC rules.

Compensation Committee Interlocks and Insider Participation

The members of the P&C Committee are Mr. Goode, who serves as Chair, Mr. Budd, Mr. Johnson, Ms. Rosput Reynolds and Mr. Woodrow, each of whom is independent under the NYSE listing standards and our director independence standards. See Item 13 in this Form 10-K for information regarding independence of directors. None of the members of the P&C Committee is a former or current officer or employee of Delta or has any interlocking relationships as set forth in applicable SEC rules.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth the number of shares of Delta common stock beneficially owned as of February 28, 2007, by each director, each named executive officer, and all directors and executive officers as a group. Unless otherwise indicated by footnote, the owner exercises sole voting and investment power over the shares.

Name of Beneficial Owner	Number of Shares (1)
Edward H. Budd	0
Domenico De Sole	0
David R. Goode	2,918
Gerald Grinstein	4,865	(2)
Patricia L. Higgins	3,896
Arthur E. Johnson	3,622
Karl J. Krapek	27,550
Paula Rosput Reynolds	4,862
John F. Smith, Jr.	0
Kenneth B. Woodrow	2,769
James M. Whitehurst	0
Edward H. Bastian	3,157
Glen W. Hauenstein	0
Joseph C. Kolshak	0
Paul G. Matsen	600
Directors and Executive Officers as a Group (18 Persons)	54,699

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

Beneficial Owners of More than 5% of Voting Stock

Delta has no outstanding voting securities other than its common stock. As of February 28, 2007, Delta was not aware of any entity that owned more than 5% of its common stock.

Change in Control

As discussed in Item 7 elsewhere in this Form 10-K, Delta’s plan of reorganization provides that holders of allowed unsecured claims against the Debtors would generally receive common stock of reorganized Delta in satisfaction of their claims. Current holders of Delta’s equity interests would not receive any distributions under the plan, and their equity interests would be cancelled once the plan becomes effective. As a result, a change in control of Delta will occur upon the effective date of the plan of reorganization. This event will not result in a change in control as defined under the Severance Plan described above.

Equity Compensation Plan Information

In 2006, we concluded that all of our stock options would be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion to reject our outstanding stock options and other stock-based awards to avoid the administrative and other costs associated with our equity compensation plans. The Bankruptcy Court approved our motion and, effective March 31, 2006, all stock options and other stock based awards covered by the motion were rejected. Certain options issued to employees outside the United States were not covered by the motion. However, those options will cease to exist upon cancellation of the underlying common stock if Delta’s plan of reorganization becomes effective.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has adopted a formal policy that a substantial majority of its members should be independent directors who have no material relationship with Delta (either directly or as a partner, shareowner or officer of an organization that has such a relationship with Delta), as defined under the New York Stock Exchange (“NYSE”) listing standards and our director independence standards. Although our securities were delisted from the NYSE during most of the time we were in bankruptcy, we continue to determine the independence of directors under the NYSE listing standards and our director independence standards. The Company’s application to list securities on the NYSE became effective April 26, 2007 and the Company is again subject to the listing standards of the NYSE. The Board of Directors has affirmatively determined that all directors are independent under both sets of standards except Mr. Grinstein, who is not independent because he became our Chief Executive Officer on January 1, 2004. In making these independence determinations, the Board of Directors considered, among other things, information submitted by the directors in response to directors’ questionnaires and information obtained from our internal records. Delta’s director independence standards are available on our website at www.delta.com/about_delta/investor_relations/corporate_governance/index.jsp.

In January 2007, the Board amended the Audit Committee charter to give that committee the responsibility to review and approve or ratify, if appropriate, transactions that would be subject to disclosure in Delta’s SEC filings pursuant to Section 404(a) of SEC Regulation S-K.

Delta’s plan of reorganization provides that the New Board will consist of 11 members, including the Chief Executive Officer. The plan also provides that the other 10 members will be chosen by the Unsecured Creditors’ Committee in consultation with us; that at least three members shall be chosen from among the members of the current Board of Directors; and that all members of the Board of Directors must satisfy the independence standards applicable to the stock exchange on which our shares will be listed after emergence from bankruptcy. The names of new members who will join the Board were announced on March 30, 2007.

Independence of Audit, Corporate Governance and Personnel & Compensation Committee Members

The Audit, Corporate Governance and P&C Committees of our Board of Directors consist entirely of non-employee directors who are independent, as defined in the NYSE listing standards and our director independence standards. The members of the Audit Committee also satisfy the additional independence requirements set forth in rules under the Securities Exchange Act of 1934.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Auditors for 2006

The following table shows the aggregate fees for professional services rendered by Delta’s independent auditors, Ernst & Young LLP, for audit services for 2006, and fees billed for audit-related services and tax services in 2006.

Description of Fees	Amount 2006
Audit Fees(1)	$2,787,000
Audit-Related Fees	$0
Tax Fees(2)	$778,000
All Other Fees(3)	$6,000

(1)
Represents fees for professional services provided for the audit of Delta’s annual financial statements, the audit of Delta’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the review of Delta’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance fees totaled $47,000 and relate to the preparation of and assistance with the German subsidiary tax declarations and returns. Tax advisory services fees totaled $721,000 and relate to advice regarding deductibility of bankruptcy legal and professional fees; restructuring alternatives; and availability and limitation of tax attributes.

(3)	Represents fees for online technical resources.

Fees of Independent Auditors for 2005

The following table shows the aggregate fees for professional services rendered by Delta’s independent auditors, Deloitte & Touche LLP, the member firms of Deloitte and Touche Tohmatsu, and their respective affiliates, for audit services for 2005, and fees billed for audit-related services and tax services in 2005.

Amount
Description of Fees	2005
Audit Fees(1)	$4,285,500
Audit-Related Fees(2)	$218,775
Tax Fees(3)	$296,208
All Other Fees	$0

(1)
Principally includes fees related to an audit of management’s assessment of effectiveness of internal control over financial reporting and audits of the financial statements of Delta and its subsidiaries; reviews of financial statements and disclosures in SEC filings; comfort letters and consents; statutory audits for non-U.S. jurisdictions; and, the issuance of an audit report in connection with three years of subsidiary financial statements; a review of subsidiary interim financial statements and a consent to the use by an acquirer in an SEC filing of subsidiary audited financial statements.

(2)
Principally includes fees related to employee benefit plan audits; services in connection with acquirer due diligence regarding subsidiary audited financial statements; and debt compliance letters issued to lenders.

(3)
Includes tax compliance and preparation fees of $201,396, principally related to the review of Delta’s federal tax returns; licensing and user training fees relating to tax compliance software; and assistance with tax return filings in foreign jurisdictions. Includes tax consulting and advisory services of $94, 812, principally related to the determination of the tax basis of certain subsidiaries.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3). The exhibits required by this item are listed in the Exhibit Index to this report. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to Form 10-K are listed as Exhibits 10.6 through 10.18 in the Exhibit Index.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2007.

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
10.5(a)
Amended and Restated Secured Super-Priority Debtor in Possession Credit Agreement dated as of March 27, 2006 among Delta Air Lines, Inc., a Debtor and Debtor in Possession, as Borrower, the other Credit Parties signatory thereto, each a Debtor and Debtor in Possession, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Lender (“Amended and Restated Secured Super-Priority Debtor-in-Possession Credit Agreement”) †

10.5(b)	Amendment No. 1 to Amended and Restated Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of August 31, 2006.†
10.6	Delta 2000 Performance Compensation Plan (Filed as Appendix A to Delta’s Proxy Statement dated September 15, 2000).*

10.7	First Amendment to Delta 2000 Performance Compensation Plan, effective April 25, 2003 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.8	2002 Delta Excess Benefit Plan (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.9	2002 Delta Supplemental Excess Benefit Plan (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.10	Form of Excess Benefit Agreement between Delta and its officers (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10.11	Form of Non-Qualified Benefit Agreement (Filed as Exhibit 10.19 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.12	Directors’ Deferred Compensation Plan, as amended (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.13(a)	Delta Air Lines, Inc. Director and Officer Severance Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on February 23, 2006).*
10.13(b)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Non-pilot). (Filed as Exhibit 10.15(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.13(c)	Form of Agreement Related to Relinquishment of Certain Prior Severance Benefits (Pilot). (Filed as Exhibit 10.15(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.13(d)
Form of Acknowledgement of Ineligibility for Severance Benefits Under Any Delta Plan or Program, as executed by Messrs. Grinstein and Whitehurst. (Filed as Exhibit 10.15(d) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.13(e)	Form of Separation Agreement and General Release Applicable to Executive Officers. (Filed as Exhibit 10.15(e) to Delta’s Annual Report on Form 10-K/A for the year ended December 31, 2005).*
10.14	2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on March 21, 2007).*
10.15	2007 Officer and Director Severance Plan (Filed as Exhibit 10.2 to Delta’s Current Report on Form 8-K filed on March 21, 2007).*
10.16	Offer of Employment dated July 20, 2005 between Delta Air Lines, Inc. and Edward H. Bastian (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on July 22, 2005)*
10.17	Offer of Employment dated July 20, 2005 between Delta Air Lines, Inc. and Glen Hauenstein
10.18	Description of Certain Benefits of Executive Officers.
21.1	Subsidiaries of the Registrant. †
23.1	Consent of Ernst & Young LLP.†
23.2	Consent of Deloitte & Touche LLP. †
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.†
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.†
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer with respect to Amendment No. 1 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2006.
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer with respect to Amendment No. 1 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2006.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.†
___________________________
*	Incorporated by reference.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.
†	Previously filed.