Form 10-Q
period 2007-03-31
DELTA AIR LINES INC /DE/
filed 2007-04-27
CIK 27904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of April 27, 2007:
Common Stock, $0.01 par value - 197,335,938 shares outstanding

This document is also available on our website at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”). We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

OTHER INFORMATION

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On December 19, 2006, we filed with the Bankruptcy Court a Plan of Reorganization, which contemplates that Delta will emerge from bankruptcy as an independent airline. The Plan of Reorganization, as amended (the “Plan”), was approved by the holders of claims against the Debtors. On April 25, 2007, the Bankruptcy Court confirmed the Plan. Under the Plan, holders of our currently outstanding equity securities will not receive any distributions and those equity securities will be cancelled when we emerge from Chapter 11, which we expect will occur on April 30, 2007. Additional information about our Chapter 11 filing is available on the Internet at www.delta.com/restructure. Bankruptcy Court filings, claims information and our Plan are available at www.deltadocket.com.

Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

ASSETS	March 31,	December 31,
(in millions)	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$2,093	$2,034
Short-term investments	790	614
Restricted cash	1,046	750
Accounts receivable, net of an allowance for uncollectible accounts
of $21 at March 31, 2007 and December 31, 2006	986	915
Expendable parts and supplies inventories, net of an allowance for
obsolescence of $131 and $161 at March 31, 2007 and December 31, 2006, respectively	184	181
Deferred income taxes, net	463	402
Prepaid expenses and other	572	489
Total current assets	6,134	5,385

PROPERTY AND EQUIPMENT:
Flight equipment	17,483	17,641
Accumulated depreciation	(6,901)	(6,800)
Flight equipment, net	10,582	10,841

Ground property and equipment	4,218	4,575
Accumulated depreciation	(2,690)	(2,838)
Ground property and equipment, net	1,528	1,737

Flight and ground equipment under capital leases	474	474
Accumulated amortization	(151)	(136)
Flight and ground equipment under capital leases, net	323	338

Advance payments for equipment	95	57

Total property and equipment, net	12,528	12,973

OTHER ASSETS:
Goodwill	227	227
Operating rights and other intangibles, net of accumulated amortization
of $191 and $190 at March 31, 2007 and December 31, 2006, respectively	88	89
Other noncurrent assets	834	948
Total other assets	1,149	1,264

Total assets	$19,811	$19,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Balance Sheets

LIABILITIES AND SHAREOWNERS' DEFICIT	March 31,	December 31,
(in millions, except share data)	2007	2006

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$3,219	$1,503
Air traffic liability	2,437	1,797
Accounts payable	884	936
Taxes payable	473	500
Deferred revenue	379	363
Accrued salaries and related benefits	361	405
Other accrued liabilities	246	265
Total current liabilities	7,999	5,769

NONCURRENT LIABILITIES:
Long-term debt and capital leases	4,792	6,509
Deferred income taxes, net	385	406
Deferred revenue and credits	339	346
Other	623	368
Total noncurrent liabilities	6,139	7,629

LIABILITIES SUBJECT TO COMPROMISE	19,349	19,817

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' DEFICIT:
Common stock:
$0.01 par value, 900,000,000 shares authorized, 202,081,648
shares issued at March 31, 2007 and December 31, 2006	2	2
Additional paid-in capital	1,561	1,561
Accumulated deficit	(14,574)	(14,414)
Accumulated other comprehensive loss	(441)	(518)
Treasury stock at cost, 4,745,710 shares at March 31, 2007
and December 31, 2006	(224)	(224)
Total shareowners' deficit	(13,676)	(13,593)

Total liabilities and shareowners' deficit	$19,811	$19,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Consolidated Statements of Operations

	Three Months Ended
	March 31,
(in millions, except per share data)	2007	2006

OPERATING REVENUE:
Passenger:
Mainline	$2,796	$2,572
Regional affiliates	947	858
Cargo	112	123
Other, net	289	166
Total operating revenue	4,144	3,719

OPERATING EXPENSE:
Aircraft fuel	920	929
Salaries and related costs	906	1,166
Contract carrier arrangements	717	609
Depreciation and amortization	291	301
Contracted services	289	261
Passenger commissions and other selling expenses	220	212
Landing fees and other rents	185	292
Aircraft maintenance materials and outside repairs	184	196
Passenger service	70	71
Aircraft rent	70	95
Other	137	72
Total operating expense	3,989	4,204

OPERATING INCOME (LOSS)	155	(485)

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense equals $412 and $309
for the three months ended March 31, 2007 and 2006, respectively)	(200)	(214)
Interest income	10	12
Miscellaneous, net	29	-
Total other expense, net	(161)	(202)

LOSS BEFORE REORGANIZATION ITEMS	(6)	(687)

REORGANIZATION ITEMS, NET	(124)	(1,403)

LOSS BEFORE INCOME TAXES	(130)	(2,090)

INCOME TAX BENEFIT	-	21

NET LOSS	(130)	(2,069)

PREFERRED STOCK DIVIDENDS	-	(2)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREOWNERS	$(130)	$(2,071)

BASIC AND DILUTED LOSS PER SHARE	$(0.66)	$(10.68)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc.
Debtor and Debtor-In-Possession
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(in millions)	2007	2006

Net cash provided by operating activities	$360	$631

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(131)	(63)
Ground property and equipment, including technology	(24)	(29)
Proceeds from sale of flight equipment	18	19
Proceeds from sale of investments	34	-
Decrease in restricted cash	27	7
Other, net	1	4
Net cash used in investing activities	(75)	(62)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(226)	(143)
Other, net	-	(5)
Net cash used in financing activities	(226)	(148)

Net Increase In Cash and Cash Equivalents	59	421
Cash and cash equivalents at beginning of period	2,034	2,008
Cash and cash equivalents at end of period	$2,093	$2,429

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$168	$178
Professional fee disbursements due to bankruptcy	19	22
Interest received from the preservation of cash due to Chapter 11 proceedings	(38)	(21)

Non-cash transactions:
Flight equipment under capital leases	-	156
Dividends on Series B ESOP Convertible Preferred Stock	-	(2)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Debtor and Debtor-In-Possession
Notes to the Condensed Consolidated Financial Statements
March 31, 2007
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

Filing of Disclosure Statement and Plan of Reorganization with the Bankruptcy Court. In order to successfully exit bankruptcy, the Debtors must propose and obtain confirmation from the Bankruptcy Court of a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. The Debtors have the exclusive right until June 1, 2007 to file and to solicit acceptances of a plan of reorganization. These periods may be extended by the Bankruptcy Court for cause. If the Debtors’ exclusivity period were to lapse, any party in interest may file a plan of reorganization for any of the Debtors.

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

On February 7, 2007, the Bankruptcy Court approved the amended Disclosure Statement, and authorized the Debtors to begin soliciting votes from creditors to approve the Plan. The deadline for creditors to vote on the Plan was April 9, 2007. The Plan was approved by the creditors and, on April 25, 2007, confirmed by the Bankruptcy Court. The Debtors are planning to emerge from Chapter 11 on April 30, 2007.

The Plan provides that most holders of allowed unsecured claims against the Debtors will receive common stock of reorganized Delta in satisfaction of their claims. Some holders of allowed unsecured claims against the Debtors have the right to request cash proceeds of sales of common stock of reorganized Delta in lieu of such stock, and holders of certain claims will receive cash in satisfaction of their claims.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. Under the Plan, holders of Delta’s existing equity interests, including Delta’s common stock, will not receive any distributions, and their equity interests will be cancelled once the Plan becomes effective.

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

As of April 13, 2007, claims totaling $91.0 billion have been filed with the Bankruptcy Court against the Debtors, including $27.9 billion of claims which have been withdrawn. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of April 13, 2007, the Bankruptcy Court has disallowed $1.8 billion of these claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $2.8 billion. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.

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

Notices to Creditors; Effect of Automatic Stay. Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors have been and are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors Committee. As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed the official committee of unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The Creditors Committee has been generally supportive of the Debtors’ positions on various matters, including the Debtors’ Plan.

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

The 60-day period under Section 1110 expired on November 14, 2005. We have made Section 1110(a) Elections with respect to certain aircraft and entered into Section 1110(b) Stipulations with respect to other aircraft. As to the remainder of the aircraft subject to Section 1110, the automatic stay terminated on November 15, 2005 and, as of such date, the related financing parties were able to exercise their remedies and take enforcement actions at their election.

For those mortgaged aircraft where we have made a Section 1110(a) Election, we have elected, effective upon the effective date of the Plan, to reinstate the mortgages on such aircraft. For those leased aircraft where we have made a Section 1110(a) Election, our intention is to assume the leases with respect to such aircraft.

We have reached agreement with respect to substantially all of our aircraft obligations, subject in certain instances to the execution of definitive documentation. There are a small number of aircraft about which we are engaged in continuing negotiations, the ultimate outcome of which cannot be predicted with certainty. Upon emergence from bankruptcy, we will lose the protection of the automatic stay or extension of the stay through a Section 1110(b) Stipulation for these aircraft. To the extent we are unable to reach definitive agreements with, or obtain an extension and forbearance from, aircraft financing parties, those parties may seek to repossess aircraft. The loss of a significant number of aircraft could result in a material adverse effect on our financial and operating performance; however we do not expect to have a material number of aircraft at risk at our emergence from bankruptcy.

Cincinnati Airport Settlement. On March 8, 2007, we filed a motion with the Bankruptcy Court seeking approval of a settlement agreement (the “ KCAB Settlement Agreement”) with the Kenton County Airport Board (“KCAB”) and UMB Bank, N.A. (the “Bond Trustee”) for the $419 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series A (Delta Air Lines, Inc. Project), $397 million of which remains outstanding, and the $19 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series B (Delta Air Lines, Inc. Project), $16 million of which remains outstanding (collectively, the “1992 Bonds”), related to the 1992 Bonds and our obligations with respect to certain facilities and improvements at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport”). The KCAB Settlement Agreement settles and resolves all disputes among us, KCAB, the Bond Trustee and the former, present and future holders of record or beneficial interests in the 1992 Bonds (all holders of such 1992 Bonds, the “1992 Bondholders”). The KCAB Settlement Agreement sets forth the parties’ agreement that, among other things:

•
the Facilities Lease Agreement, dated February 1, 1992, between us and KCAB and certain other agreements pursuant to which we use and occupy certain facilities and improvements at the Cincinnati Airport will be deemed rejected or terminated as of the dates set forth and described in the KCAB Settlement Agreement;

•
we, together with KCAB, will enter into a new facilities lease agreement and such other leases and agreements as we and KCAB deem necessary or appropriate in connection with our continued occupancy of certain facilities and improvements at the Cincinnati Airport;

•
unless prepaid by us under the terms of the KCAB Settlement Agreement, we will issue a note to the Bond Trustee, on behalf of the 1992 Bondholders, providing for equal monthly payments that will yield a net present value equal to $85 million (using a discount rate of 8%) less certain amounts paid by us in 2006 and that are paid or may be paid in 2007, which will have a term ending on December 1, 2015 (the “New KCAB Note”);

•	the Bond Trustee, as trustee and on behalf of the 1992 Bondholders, will have a $260 million allowed general, unsecured pre-petition claim in our bankruptcy proceedings; and

•
we, the KCAB, the Bond Trustee and the 1992 Bondholders will release, discharge, waive and abandon any claims or rights that each may have against the others with respect to the 1992 Bonds, the facilities financed thereby, and certain related agreements as set forth in the KCAB Settlement Agreement.

The KCAB Settlement Agreement is subject to Bankruptcy Court approval.  An objection to the KCAB Settlement Agreement was filed on behalf of a small number of 1992 Bondholders (the “Objecting Bondholders”).  On April 24, 2007, the Bankruptcy Court issued an order approving the KCAB Settlement Agreement, which order is effective by its terms at 10 a.m. prevailing Eastern time on May 3, 2007.  The Objecting Bondholders have appealed that decision to the United States District Court for the Southern District of New York (the “District Court”).   They also sought from the Bankruptcy Court a stay of its order pending appeal, which stay request was denied.  We expect that the Objecting Bondholders will now request such a stay from the District Court.  We cannot predict the outcome of this matter.

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

Costs of Reorganization. We have incurred significant costs associated with our reorganization in our Chapter 11 proceedings. The disposition of these costs that result in a liability classified in liabilities subject to compromise will be resolved in conjunction with our confirmed Plan. See Note 11, for Pro Forma effects associated with the disposition of liabilities subject to compromise on our Consolidated Balance Sheet.

Notice and Hearing Procedures for Trading in Claims and Equity Securities. On December 19, 2005, the Bankruptcy Court issued a final order to assist us in preserving our net operating losses (the “NOL Order”) during our Chapter 11 proceedings. The NOL Order provides for certain notice and hearing procedures regarding trading in our common stock. It also provides a mechanism by which certain holders of claims may be required to sell some of their holdings in connection with implementation of a plan of reorganization.

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

As contemplated by the NOL Order, the Bankruptcy Court entered a “Claims Trading Notice Order” on April 3, 2007 requiring advance notice of certain acquisitions of Covered Claims (as defined in the NOL Order). Under the Claims Trading Notice Order, in the case of a proposed acquisition of Covered Claims (i) by any Potentially Substantial New Equityholder (as defined below), if, following the proposed acquisition, such person or entity would have Tax Ownership of Covered Claims that would entitle it to receive shares of our stock under the Plan in excess of the amount of equity to which such person or entity would have been entitled based on the holdings reported on its Substantial Claimholder Notice (in accordance with the Reporting Notice, which was filed with the Bankruptcy Court on February 15, 2007) or (ii) by any person or entity that would become a Potentially Substantial New Equityholder by virtue of the proposed acquisition of Covered Claims, the potential acquiror generally will be required, prior to the consummation of any such transaction, to serve on us, our counsel, and counsel for the Creditors’ Committee a Proposed Covered Claim Transaction Notice. A “Potentially Substantial New Equityholder” is any person or entity that has Tax Ownership of an aggregate amount of Adjusted Covered Claims that equals or exceeds $600 million. “Adjusted Covered Claims” means, in the case of Covered Claims against the Delta Debtors (as defined in the Plan), an amount equal to 100% of such Covered Claims, and in the case of Covered Claims against the Comair Debtors (as defined in the Plan), an amount equal to 130% of such Covered Claims. In accordance with the NOL Order, any person or entity that acquires Covered Claims in violation of the Claims Trading Notice Order may not be entitled to acquire Tax Ownership of  any of our stock (or consideration in lieu thereof) in excess of the percentage of equity to which such person or entity would have been entitled had it not acquired such Covered Claims.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheets at March 31, 2007 and December 31, 2006:

(in millions)	March 31, 2007	December 31, 2006
Pension, postretirement and other benefits	$10,338	$10,329
Debt and accrued interest	4,368	5,079
Aircraft lease related obligations	3,180	3,115
Accounts payable and other accrued liabilities	1,463	1,294
Total liabilities subject to compromise	$19,349	$19,817

Liabilities subject to compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. The amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout and subsequent to our emergence from the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Reorganization Items, net

The following table summarizes the components included in reorganization items, net on our Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006:

(in millions)	2007	2006
Contract carrier agreements(1)	$163	$—
Facility leases(2)	(124)	35
Pilot collective bargaining agreement(3)	83	—
Interest income(4)	(38)	(21)
Professional fees	37	28
Retiree healthcare claims(5)	26	—
Vendor waived pre-petition debt	(24)	—
Aircraft financing renegotiations and rejections(6)	2	1,306
Compensation expense(7)	—	55
Other	(1)	—
Total reorganization items, net	$124	$1,403

(1)
In connection with amendments to our contract carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”), both subsidiaries of Republic Airways Holdings, Inc. (“Republic Holdings”), to reduce rates, among other items, we recorded (1) a $91 million allowed general, unsecured pre-petition claim and (2) a $37 million net charge related to the surrender of warrants to purchase up to 3.5 million shares of Republic Holdings common stock. Additionally, in connection with an amendment to our contract carrier agreement with Freedom Airlines, Inc. (“Freedom”), a subsidiary of Mesa Air Group, Inc., to reduce rates, among other items, we recorded a $35 million allowed general unsecured pre-petition claim.

(2)
Primarily reflects a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority (“Massport”). For additional information regarding our settlement agreement with Massport, see Note 4.

(3)	Allowed general, unsecured pre-petition claim in connection with Comair’s agreement with the Air Line Pilots Association, International (“ALPA”) reducing Comair’s pilot labor costs.
(4)	Reflects interest earned due to the preservation of cash from our Chapter 11 proceedings.
(5)	Allowed general, unsecured pre-petition claims in connection with agreements reached with the committees representing pilot and non-pilot retired employees.
(6)
Estimated claims for the three months ended March 31, 2007 relate to the restructuring of the financing arrangements of 16 aircraft offset by credits for adjustments to prior claims estimates. Estimated claims for the three months ended March 31, 2006 relate to the restructuring of the financing arrangements of 126 aircraft and the rejection of two aircraft leases.

(7)
Reflects a charge for rejecting substantially all of our stock options in our Chapter 11 proceedings. For additional information regarding this matter, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

 2. ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

This Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K.

Due to our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern. Upon emergence from bankruptcy, we will adopt fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which will result in our becoming a new entity for financial reporting purposes. The adoption of fresh start reporting may have a material impact on the consolidated financial statements of the new financial reporting entity. For additional information on the pro forma impact of fresh start reporting on our Consolidated Balance Sheet, see Note 11.

The accompanying Condensed Consolidated Financial Statements do not reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; and (4) as to operations, the effect of any changes that may be made to our business.

We have eliminated all material intercompany transactions in our Condensed Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. We did not control any company in which we had an ownership interest of 50% or less for any period presented in our Condensed Consolidated Financial Statements.

In preparing our Condensed Consolidated Financial Statements, we applied SOP 90-7, which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise on our Consolidated Balance Sheets at March 31, 2007 and 2006. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 1).

Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, restructuring and related items, and reorganization items, considered necessary for a fair statement of results for the interim periods presented.

Due to the impact of our Chapter 11 proceedings, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2007 are not necessarily indicative of operating results for the entire year.

New Accounting Standards

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of FIN 48 resulted in a $30 million charge to accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of shareowners’ deficit at January 1, 2007. For additional information regarding FIN 48, see Note 8.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of tickets to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the respective taxing authority.

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

For the three months ended March 31, 2007, the change in Cash Reserve has been reported as a component of operating activities on our Condensed Consolidated Statement of Cash Flows to better reflect the nature of the restricted cash activities. For the three months ended March 31, 2006, we presented such change as an investing activity. We have reclassified prior period amounts to be consistent with the current year presentation. These reclassifications resulted in a decrease to cash flows from operating activities and a corresponding increase to cash flows from investing activities of $70 million for the three months ended March 31, 2006 from the amounts previously reported.

We have reclassified certain other prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation. The effect of these reclassifications is not material.

Cash and Cash Equivalents

We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Cash and cash equivalents at March 31, 2007 and December 31, 2006 include $187 million and $156 million, respectively, which is set aside for the payment of certain operational taxes and fees to governmental authorities.

Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue, which have not been presented for payment, are recorded in accounts payable on our Consolidated Balance Sheets. These amounts totaled $68 million and zero at March 31, 2007 and December 31, 2006, respectively.

Short-Term Investments

At March 31, 2007 and December 31, 2006, our short-term investments were comprised of auction rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record these investments as trading securities at fair value on our Consolidated Balance Sheets. For additional information about our accounting for trading securities, see “Investments in Debt and Equity Securities” in Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Restricted Cash

We have restricted cash, which primarily relates to cash held as collateral by credit card processors and interline clearinghouses to support certain projected insurance obligations. Restricted cash included in current assets on our Consolidated Balance Sheets totaled $1.0 billion and $750 million at March 31, 2007 and December 31, 2006, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $67 million and $52 million at March 31, 2007 and December 31, 2006, respectively.

Interest Expense

While operating as a debtor-in-possession, in accordance with SOP 90-7, we record interest expense only to the extent (1) interest will be paid during our Chapter 11 proceeding or (2) it is probable interest will be an allowed priority, secured or unsecured claim. Interest expense recorded on our Consolidated Statements of Operations totaled $200 million and $214 million for the three months ended March 31, 2007 and 2006, respectively. Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) totaled $412 million and $309 million for the three months ended March 31, 2007 and 2006, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires companies to measure the cost of employee services in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards (usually the vesting period of the awards). Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognized no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant.

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

We did not grant any stock options during the three months ended March 31, 2007.

3. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

Under our Chapter 11 proceedings, we were authorized to hedge up to 80% of our projected fuel consumption for each month in the quarter ended March 31, 2007. We are also authorized to hedge up to 50% for each month in the quarter ending June 30, 2007, up to 35% for each month in the quarter ending September 30, 2007 and up to 25% for each month in the quarter ending December 31, 2007. As of March 31, 2007, we had hedged 48% and 21% of our projected aircraft fuel requirements for the June and September 2007 quarters, respectively, using heating oil zero-cost collar and swap contracts. We have not entered into any fuel hedge contracts for the December 2007 quarter.

Losses (gains) recorded on our Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 related to our fuel hedge contracts are as follows:

	2007		2006
(in millions)	Aircraft fuel expense	Other expense (income)	Aircraft fuel expense	Other expense (income)
Open fuel hedge contracts	$—	$(23)	$—	$—
Settled fuel hedge contracts	18	(1)	(3)	—
Total	$18	$(24)	$(3)	$—

Our open fuel hedge contracts at March 31, 2007 had an estimated fair market value gain of $73 million, which we recorded in prepaid expenses and other on our Consolidated Balance Sheet.  For additional information about our fuel hedging program, see Notes 2 and 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.

4. DEBT

Exit Financing

On January 29, 2007, we secured commitments for a $2.5 billion exit financing facility (the “Exit Facility”) to be used in connection with our plan to exit bankruptcy in the second quarter of 2007. The Exit Facility will be co-led by six joint bookrunners and will consist of a $1.0 billion first-lien revolving credit facility, a $600 million first-lien synthetic revolving facility and a $900 million second-lien term loan facility. The Exit Facility will be secured by substantially all of the first priority collateral securing the existing Amended and Restated DIP Credit Facility.

Proceeds from the first lien synthetic loans and the second lien term loans and existing cash will be used to repay the outstanding principal amounts of $1.9 billion and $115 million, together with interest thereon, and all other amounts outstanding under the Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility (collectively, the “DIP Facility”), respectively, as defined and described in Note 6 to the Consolidated Financial Statements in our Form 10-K, and in the case of letters of credit outstanding under the Amended and Restated DIP Credit Facility, back-to-back letters of credit will be issued under the first-lien revolving credit facility in guarantee thereof. In anticipation of these repayments, we have reclassified the long-term portion of the DIP Facility to current maturities of long-term debt and capital leases on our Consolidated Balance Sheet at March 31, 2007.

The scheduled maturity date for the first-lien revolving credit facility and the first-lien synthetic revolving facility will be the fifth anniversary of the closing date of the Exit Facility. The scheduled maturity date for the second-lien term will be the seventh anniversary of the closing date of the Exit Facility.

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

Boston Airport Terminal Project

During 2001, we entered into lease and financing agreements with Massport for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The construction of the new terminal was funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport on August 16, 2001. We agreed to pay the debt service on the bonds under an agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service.

As part of our Chapter 11 proceedings, we have entered into a settlement agreement with Massport, the bond trustee and the bond insurer providing, among other things, for a reduction in our leasehold premises, the ability to return some additional space in 2007 and 2011 and the reduction of our lease term to ten years. The settlement agreement also provides that our obligations with respect to the bonds will be eliminated, including the guarantee of debt service, and that all rental payments for the leased space will be made to Massport. On February 14, 2007, the Bankruptcy Court approved a consent motion authorizing the settlement agreement, the assumption of the amended lease and the restructuring of related agreements. Due to the settlement with Massport, we derecognized debt associated with the Special Facility Revenue Bonds in the amount of $498 million offset primarily by (1) $155 million in asset charges related to a reduction in space and (2) $134 million associated with the recording of new debt, which resulted in a net reorganization gain in the amount of $126 million for the three months ended March 31, 2007.

Other

The DIP Facility contains certain affirmative, negative and financial covenants, which are described in Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. For additional information about our war-risk insurance currently provided by the U.S. Government, see Note 5.

We were in compliance with these covenant requirements at March 31, 2007.

5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of March 31, 2007 are estimated to be approximately $3.7 billion. The following table shows the timing of these commitments:

Year Ending December 31, (in millions)	Amount
Nine months ending December 31, 2007	$579
2008	1,232
2009	1,140
2010	712
Total	$3,663

Our aircraft order commitments as of March 31, 2007 consist of firm orders to purchase five B-777-200LR aircraft, 10 B-737-700 aircraft, 50 B-737-800 aircraft and 30 CRJ-900 aircraft discussed below. Our firm orders to purchase 50 B737-800 aircraft include 48 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer starting 2007. In April 2007, we consummated the first of these sales. These sales will reduce our future commitments by approximately $1.9 billion during the period 2007 through 2010.

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

We have entered into agreements to lease 10 B-757-200ER aircraft. These aircraft will be delivered to us from July 2007 through November 2007 and will be leased for seven years and three months each.

We have also signed a letter of intent with a third party to lease three B-757-200ER aircraft, which would be delivered to us in the first quarter of 2008, or such earlier dates as the parties may agree, and will be leased for five years. This transaction is subject to the completion of definitive documentation.

Contract Carrier Agreements

Delta Connection Carriers

As of March 31, 2007, we had contract carrier agreements with nine regional air carriers (“Connection Carriers”), including our wholly owned subsidiary, Comair, and eight unaffiliated carriers.

Capacity Purchase Agreements. During the three months ended March 31, 2007, six carriers operated as contract carriers for us (in addition to Comair) pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. We have entered into more than one capacity purchase agreement with two of these carriers.

The following table shows, by carrier and contract, (1) the number of aircraft in Delta Connection operation as of March 31, 2007, (2) the number of aircraft scheduled to be in Delta Connection operation as of December 31, 2007, (3) the number of aircraft scheduled to be in Delta Connection operation immediately prior to the expiration date of the agreement and (4) the expiration date of the agreement:

Carrier	Aircraft in Operation as of March 31, 2007	Aircraft in Operation as of December 31, 2007	Aircraft in Operation Immediately Prior to the Expiration Date of the Agreement	Expiration Date of Agreement
Atlantic Southeast Airlines, Inc. (“ASA”)	153	153	149	2020
SkyWest Airlines, Inc. (“SkyWest”)	78	82	82	2020
SkyWest/ASA	8	12	12	2012
Chautauqua	39	39	24	2016
Freedom(1)	30	36	22	2017
Freedom(1)	—	2	14	2017
Freedom(1)	12	—	12	2007
Shuttle America	16	16	16	2019
ExpressJet Airlines, Inc. (“ExpressJet”)	—	10	10	2009

(1)
We have separate agreements with Freedom that involve different aircraft types (specifically ERJ-145s, CRJ-900s and Dash 8 Turboprops, respectively), expiration dates and terms.  These agreements are shown separately to illustrate the variance in the number of aircraft that will be operated during the term of the agreements.

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under capacity purchase agreements with the following six unaffiliated regional air carriers for the three months ended March 31, 2007 and 2006:

•	ASA, SkyWest, Chautauqua, Freedom and Shuttle America for all periods presented; and
•	ExpressJet from February 27, 2007 to March 31, 2007.

(in millions, except for number of aircraft operated)	2007	2006
ASMs	4,195	3,473
RPMs	3,170	2,709
Number of aircraft operated, end of period	336	280

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

Revenue Proration Agreements. We have revenue proration agreements with American Eagle Airlines, Inc. (“Eagle”) and Big Sky Airlines (“Big Sky”). These agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

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

We estimate that the total fair values, determined as of March 31, 2007, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are $480 million and $350 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $44 million and $66 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

As a result of our Chapter 11 proceedings, virtually all pre-petition pending litigation against us is stayed and related amounts accrued have been classified in liabilities subject to compromise on our Consolidated Balance Sheets at March 31, 2007 and December 31, 2006.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of at least 38 of the passengers, including a number of lawsuits that also name Delta as a defendant. Additional lawsuits are anticipated. These lawsuits, which are in preliminary stages, generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. All but four of the lawsuits filed to date have been filed either in the U.S. District Court for the Eastern District of Kentucky, or in state court in Fayette County, Kentucky. One lawsuit has been filed in the U.S. District Court for the Northern District of New York, one lawsuit has been filed in state court in Broward County, Florida and two lawsuits have been filed in the U.S. District Court for the District of Kansas. The federal court in New York has ordered the case filed there to be transferred to the federal court in Kentucky. Our motion is currently pending in federal court in Florida to transfer the case filed in Florida to the federal court in Kentucky. We are also seeking to transfer the lawsuits filed in Kansas to the federal court in Kentucky. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

Comair and Delta are pursuing settlement negotiations with the plaintiffs in these lawsuits, and the defendants recently entered into the first such settlement. The settled case has been dismissed with prejudice. In addition, Comair has filed an action in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the Federal Aviation Administration), the Lexington Airport Board and certain other Lexington airport defendants, seeking to apportion potential liability for damages arising from this accident among all responsible parties.

During 2006, we recorded a long-term liability with a corresponding long-term receivable from our insurance carriers in other noncurrent liabilities and assets, respectively, on our Consolidated Balance Sheet relating to the Comair Flight 5191 accident. These amounts may be revised as additional information becomes available and as settlements are finalized. We carry aviation risk liability insurance and believe this insurance is sufficient to cover any liability likely to arise from this accident.

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

Employees Under Collective Bargaining Agreements

At March 31, 2007, we had a total of 52,260 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions.

As described in Note 1 of the Notes to the Consolidated Financial Statements in our Form 10-K, Delta reached a comprehensive agreement with ALPA, which is the collective bargaining representative of Delta’s 5,931 pilots, to reduce Delta’s pilot labor costs. This agreement became effective June 1, 2006 and becomes amendable on December 31, 2009. In addition, Comair reached agreements with each of the International Brotherhood of Teamsters (“IBT”), representing Comair’s 945 flight attendants, the International Association of Machinists and Aerospace Workers (“IAM”), representing Comair’s 533 maintenance employees, and ALPA, representing Comair’s approximately 1,418 pilots, to reduce the labor costs of each of these employee groups. Comair’s agreement with the IBT and IAM became effective on December 31, 2006 and becomes amendable on December 31, 2010. Comair’s agreement with ALPA became effective on March 2, 2007 and becomes amendable on March 2, 2011.

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

Fuel Inventory Supply Agreement

In 2006, we entered into an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron became the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area. The agreement with Aron has six-month terms that automatically renew unless terminated by either party thirty days prior to the end of any six-month period, and the agreement will terminate on its third anniversary. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all jet fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all jet fuel inventory that is in transit to these airports as well as to the three New York City area airports.

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

6. FLEET INFORMATION

Our active fleet, orders, options and rolling options at March 31, 2007 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders	Options	Rolling Options
B-737-700	—	—	—	—	—	10	—	—
B-737-800	71	—	—	71	6.4	50	60	120
B-757-200	68	32	21	121	15.5	—	—	—
B-767-300	4	1	19	24	16.7	—	—	—
B-767-300ER	50	—	9	59	11.1	—	10	2
B-767-400ER	21	—	—	21	6.1	—	18	—
B-777-200ER	8	—	—	8	7.2	—	—	—
B-777-200LR	—	—	—	—	—	5	11	13
MD-88	63	32	25	120	16.8	—	—	—
MD-90	16	—	—	16	11.3	—	—	—
CRJ-100	18	—	83	101	9.5	—	—	—
CRJ-200	11	—	9	20	4.5	—	28	—
CRJ-700	17	—	—	17	3.4	—	33	—
CRJ-900	—	—	—	—	—	30	30	—
Total	347	65	166	578	11.8	95	190	135

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

7. EMPLOYEE BENEFIT PLANS

Net Periodic Benefit Costs

Net periodic benefit cost for the three months ended March 31, 2007 and 2006 included the following components:

			Other		Other
			Postretirement		Postemployment
	Pension Benefits		Benefits		Benefits
(in millions)	2007	2006	2007	2006	2007	2006
Service cost	$—	$35	$3	$5	$5	$13
Interest cost	109	178	16	24	31	31
Expected return on plan assets	(97)	(130)	—	—	(38)	(40)
Amortization of prior service benefit	—	—	(23)	(11)	(2)	__
Recognized net actuarial loss	14	58	6	2	4	3
Net periodic cost	$26	$141	$2	$20	$—	$7

Cash Flows

We expect qualified defined benefit pension contributions for 2007 to be approximately $100 million. In the March 2007 quarter, we contributed $50 million to our qualified defined benefit pension plan for non-pilot employees (“Non-pilot Plan”).

For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at March 31, 2007 and December 31, 2006:

(in millions)	March 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$2,944	$2,921
Pension benefits	615	615
Postretirement benefits	673	681
Other employee benefits	2,918	2,898
AMT credit carryforward	346	346
Rent expense	1,213	1,215
Other	752	598
Valuation allowance	(5,287)	(5,169)
Total deferred tax assets	$4,174	$4,105

Deferred tax liabilities:
Depreciation and amortization	$3,855	$3,850
Other	241	259
Total deferred tax liabilities	$4,096	$4,109

The following table shows the current and noncurrent deferred tax assets (liabilities) recorded on our Consolidated Balance Sheets at March 31, 2007 and December 31, 2006:

(in millions)	March 31, 2007	December 31, 2006
Current deferred tax assets, net	$463	$402
Noncurrent deferred tax liabilities, net	(385)	(406)
Net deferred tax assets (liabilities)	$78	$(4)

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

At March 31, 2007, we had (1) $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire, and (2) $7.9 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022. Our ability to utilize our AMT and NOL carryforwards will be subject to significant limitation if, as a result of our Chapter 11 proceedings, we undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. For additional information about the Bankruptcy Court’s order designed to assist us in preserving our NOLs, see Note 1.

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it is less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a $30 million charge to accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of shareowners’ deficit at January 1, 2007. The total amount of unrecognized tax benefits as of that date of adoption was $217 million which did not change significantly during the three months ended March 31, 2007. Included in the total unrecognized tax benefits at January 1, 2007, are $86 million of tax benefits that, if recognized, would affect the effective tax rate.

We accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. We had $65 million for the payment of interest accrued at January 1, 2007. Upon adoption of FIN 48 we increased our accrual for interest by $4 million. We have no amounts accrued for penalties.

We are subject to taxation in the U.S. and various states and are subject to examination by those authorities for the tax years 2001 and forward.  We are currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years and it is reasonably possible the audit will conclude in 2007.  It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly change within the next 12 months.  These changes may be the result of bankruptcy emergence adjustments or the settlement of audits.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

9. COMPREHENSIVE LOSS

Comprehensive loss primarily includes (1) our reported net loss, (2) changes in our unrecognized pension, postretirement, and postemployment benefit liabilities, (3) changes in our deferred tax asset valuation allowance related to our unrecognized pension, postretirement, and postemployment liabilities and (4) changes in the effective portion of our open fuel hedge contracts, which qualify for hedge accounting. The following table shows our comprehensive loss for the three months ended March 31, 2007 and 2006:

(in millions)	2007	2006
Net loss as reported	$(130)	$(2,069)
Other comprehensive income	77	1
Comprehensive loss	$(53)	$(2,068)

10. LOSS PER SHARE

We calculate basic loss per share by dividing the net loss attributable to common shareowners by the weighted average number of common shares outstanding. Diluted loss per share includes the dilutive effects of stock options and convertible securities. To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of diluted loss per share. The following table shows our computation of basic and diluted loss per share for the three months ended March 31, 2007 and 2006:

(in millions, except per share data)	2007	2006
Basic and diluted:
Net loss	$(130)	$(2,069)
Dividends on allocated Series B ESOP Convertible Preferred Stock	—	(2)
Net loss attributable to common shareowners	(130)	(2,071)
Weighted average shares outstanding	197.3	193.9
Basic and diluted loss per share	$(0.66)	$(10.68)

For the three months ended March 31, 2007 and 2006, we excluded from our loss per share calculations all common stock equivalents because their effect on loss per share was anti-dilutive. These common stock equivalents primarily include shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024. The common stock equivalents totaled 36.4 million shares for the three months ended March 31, 2007 and 2006.

11.	PRO FORMA FRESH START CONSOLIDATED BALANCE SHEET (Not subject to the review procedures of our Independent Registered Public Accounting Firm)

Upon emergence from Chapter 11, we will adopt fresh start reporting in accordance with SOP 90-7. Fresh start reporting results in our becoming a new entity for financial reporting purposes. Upon adoption of fresh start reporting, our financial statements will not be comparable, in various material respects, to any of our previously issued financial statements.

Fresh start reporting requires an allocation of the reorganization value to the reorganized entity’s assets pursuant to SFAS No. 141, “Business Combinations.” Fresh start reporting also requires that all liabilities, other than deferred taxes, be stated at present values of amounts to be paid at appropriate market interest rates. Deferred taxes are determined in conformity with SFAS 109.

The adjustments set forth in the Pro Forma Fresh Start Consolidated Balance Sheet in the columns captioned “Debt Discharge, Reclassifications and Distribution to Creditors,” “Repayment of DIP Facility and New Exit Facility” and “Fresh Start Adjustments” reflect the assumed effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities and securities issuances, incurrence of new indebtedness and cash payments. These adjustments reflect preliminary estimates of fair value. Actual fair value amounts to be recorded when Debtors emerge from Chapter 11, which is expected to be April 30, 2007 (the “Effective Date”), may be materially different from these estimates.

Asset appraisals for fresh start reporting are preliminary and subject to change. As a result, changes in values and assumptions from those reflected below may materially affect the reported value of goodwill. Additionally, amounts will differ due to the results of operations between March 31, 2007 and the Effective Date.

The pro forma effects of the Plan and fresh start reporting on our Consolidated Balance Sheet at March 31, 2007 are as follows:

Pro Forma Fresh Start Consolidated Balance Sheet
(in millions)	(Predecessor) March 31, 2007	Release of Restricted/ Designated Cash	Debt Discharge, Reclassifications and Distribution to Creditors	Repayment of DIP Facility and New Exit Financing	Fresh Start Adjustments	(Successor) Reorganized Balance Sheet March 31, 2007

CURRENT ASSETS
Cash, cash equivalents and short-term investments	$2,696	$237	$(69)	$(503)	$-	$2,361
Restricted and designated cash	1,233	(237)	-	-	-	996
Accounts receivable, net	986	-	-	-	-	986
Expendable parts and supplies inventories, net	184	-	-	-	33	217
Deferred income taxes, net	463	-	-	-	-	463
Prepaid expenses and other	572	-	-	-	-	572
Total current assets	6,134	-	(69)	(503)	33	5,595

PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	11,000	-	-	-	(1,468)	9,532
Other property and equipment, net	1,528	-	-	-	(25)	1,503
Total property and equipment, net	12,528	-	-	-	(1,493)	11,035

OTHER ASSETS
Goodwill	227	-	-	-	8,857	9,084
Operating rights and other intangibles, net	88	-	-	-	2,857	2,945
Other noncurrent assets	834	-	-	44	-	878
Total other assets	1,149	-	-	44	11,714	12,907
Total assets	$19,811	$-	$(69)	$(459)	$10,254	$29,537

CURRENT LIABILITIES
Current maturities of long-term debt and capital leases	$1,260	$-	$-	$-	$-	$1,260
DIP loan Facility	1,959	-	-	(1,959)	-	-
Accounts payable, accrued salaries and related benefits	1,870	-	307	-	-	2,177
Air traffic liability	2,437	-	-	-	-	2,437
Taxes payable	473	-	-	-	-	473
Total current liabilities	7,999	-	307	(1,959)	-	6,347

NONCURRENT LIABILITIES
Long-term debt and capital leases	4,792	-	-	-	323	5,115
Exit Facility	-	-	-	1,500	-	1,500
Deferred revenue and credits	339	-	-	-	(24)	315
Other notes payable	-	-	717	-	-	717
Pension, postretirement and related benefits	-	-	4,277	-	-	4,277
Other	1,008	-	-	-	858	1,866
Total noncurrent liabilities	6,139	-	4,994	1,500	1,157	13,790

Liabilities subject to compromise	19,349	-	(19,349)	-	-	-

SHAREOWNERS' (DEFICIT) EQUITY
Debtors
Common stock and additional paid in capital - Debtors	1,563	-	-	-	(1,563)	-
Accumulated deficit and other - Debtors	(15,239)	-	13,979	-	1,260	-

Reorganized Debtors
Common stock and additional paid in capital - Reorganized Debtors	-	-	-	-	9,400	9,400

Total liabilities and shareowners' (deficit) equity	$19,811	$-	$(69)	$(459)	$10,254	$29,537

•
Release of Restricted and Designated Cash. Adjustments include the reclassification to cash, cash equivalents and short-term investments of cash (1) designated for the payment of certain operational taxes and fees to governmental authorities and (2) restricted by interline clearing houses.

•
Debt Discharge, Reclassifications and Distribution to Creditors. Adjustments include (1) the payment of certain administrative claims of $69 million, (2) the reclassification of certain estimated claims recorded in liabilities subject to compromise, which are to be assumed or reinstated to their appropriate balance sheet classification, including the reinstatement and reclassification of $3.3 billion associated with the Non-pilot Plan and accrued benefits and $1.0 billion associated with postretirement benefits, (3) the accrual of an obligation of $225 million to the Pension Benefit Guaranty Corporation that is anticipated to be paid shortly after emergence and (4) $717 million of new unsecured debt which is contemplated to be issued in conjunction with the satisfaction of claims, including the issuance of the Pilot Notes (as defined in Note 1 of the Notes to the Consolidated Financial Statements in our Form 10-K) ($650 million), and the New KCAB Note ($67 million) pursuant to the Plan. We expect liabilities subject to compromise to be approximately $19.0 billion immediately prior to the Effective Date, of which approximately $14.0 billion will be discharged in the Chapter 11 cases.

•
Repayment of DIP Facility and New Exit Financing. Adjustments reflect the repayment of the DIP Facility and expected borrowing under the new Exit Facility. Financing fees related to (1) the DIP Facility will be written off at the Effective Date and (2) fees related to the new Exit Facility will be capitalized and amortized over the term of the facility. See Note 4 for information regarding the Exit Facility.

•	Fresh Start Adjustments. Adjustments reflected in the Pro Forma Fresh Start Consolidated Balance Sheet are summarized as follows:

(a)	Current assets and liabilities. Current assets and liabilities are primarily estimated to reflect fair value in the Pro Forma Fresh Start Consolidated Balance Sheet.

(b)	Property and equipment, net. An adjustment of $1.5 billion was recorded to reduce the net book values of fixed assets to their estimated fair market value.

(c)	Goodwill. An adjustment of $8.9 billion was recorded to reflect reorganization equity value of the reorganized entity that is not attributed to specific tangible or identified intangible assets.

(d)
Intangibles. An adjustment of $2.9 billion was recorded to allocate reorganization value to identified intangible assets. These intangible assets reflect the estimated fair value of the Debtors’ domestic slots, international route authorities, SkyMiles partner and customer relationships and trade names, as well as various other identified intangible assets. Certain of these assets, such as the international route authorities and trade names, are expected to have an indefinite estimated life as they are considered renewable assets. The carrying value of these indefinite-lived assets will be subject to an annual impairment review.

(e)
Long-term debt and capital leases. An adjustment of $323 million was recorded to increase debt to fair value. The increase represents a net premium to be accreted to interest expense over the term of the respective debt instrument.

(f)
Deferred revenue and credits. We have not reflected fresh start reporting adjustments for the frequent flyer obligation associated with flight awards earned as part of the SkyMiles frequent flyer program.  We are currently evaluating whether to elect a deferred revenue model upon emergence from bankruptcy.  Prior to emergence, we record a liability for the estimated incremental cost of flight awards which are earned under our SkyMiles frequent flyer program.  If we elect a deferred revenue model, it may have a material impact on our prospective financial results.  For additional information regarding our accounting policy for the frequent flyer obligation see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

(g)	Noncurrent liabilities - other. An adjustment was recorded in the amount of $858 million to primarily reflect the tax effect of fresh start reporting.

(h)
Total shareowners’ deficit. Adopting fresh start reporting results in a new reporting entity with no retained earnings or accumulated deficit. All pre-existing common stock is eliminated and replaced by the new equity structure based on the Plan. The Pro Forma Fresh Start Consolidated Balance Sheet reflects initial shareowners’ equity value of $9.4 billion, representing the low end in the estimated range of $9.4 billion to $12.0 billion. The low end of the range is estimated to reflect current market conditions as of the March 2007 quarter.

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

On February 7, 2007, the Bankruptcy Court approved the amended Disclosure Statement, and authorized the Debtors to begin soliciting votes from creditors to approve the Plan. The deadline for creditors to vote on the Plan was April 9, 2007. The Plan was approved by the creditors and, on April 25, 2007, confirmed by the Bankruptcy Court. The Debtors are planning to emerge from Chapter 11 on April 30, 2007.

For additional information regarding the Debtors’ Chapter 11 proceedings, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Overview of March 2007 Quarter Results

In the March 2007 quarter, we recorded a net loss of $130 million, which includes a $124 million charge to reorganization items, net. For additional information regarding this charge, see “Results of Operations - March 2007 and 2006 Quarters - Reorganizations Items, Net” below.

From an operational perspective, we reported operating income of $155 million in the March 2007 quarter, a $640 million improvement in operating results compared to the March 2006 quarter. This improvement is due in large part to revenue increases and cost reductions we have achieved during our Chapter 11 reorganization from revenue and network productivity improvements, in-court restructuring initiatives and labor cost reductions.

Cash and cash equivalents and short-term investments totaled $2.9 billion at March 31, 2007, compared to $2.4 billion at March 31, 2006.

Our Business Plan

Our reorganization in Chapter 11 has involved a fundamental transformation of our business. Shortly after the Petition Date, we outlined a business plan intended to make Delta a simpler, more efficient and more customer focused airline with an improved financial condition.

As part of the Chapter 11 reorganization process, we were seeking $3.0 billion in annual financial improvements by the end of 2007. As of December 31, 2006, we reached that goal and these improvements were reflected in our Consolidated Financial Statements for 2006. The $3.0 billion in annual financial improvements under our restructuring business plan is a result of (1) revenue and network productivity improvements, (2) in-court restructuring initiatives and (3) labor cost reductions. We expect we will achieve additional financial improvements in 2007.

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

For additional information regarding our business plan, see “Our Business Plan” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Basis of Presentation

Our Condensed Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America, including the provisions of American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Due to our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern. Upon emergence from bankruptcy, we will adopt fresh start reporting in accordance with SOP 90-7 which will result in our becoming a new entity for financial reporting purposes. The adoption of fresh start reporting may have a material impact on the consolidated financial statements of the new financial reporting entity.  For additional information on the pro forma impact of fresh start reporting on our Consolidated Balance Sheet, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

The accompanying Condensed Consolidated Financial Statements do not reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made in our business.

Accounting Adjustments

During 2006, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements that are reflected in our results for the three months ended March 31, 2006. These adjustments resulted in an aggregate net noncash charge totaling $310 million to our Consolidated Statement of Operations, consisting of:

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

We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for each of the years ended December 31, 2006, 2005 and 2004. In making this assessment, we considered qualitative and quantitative factors, including the substantial net loss in each of these years, the noncash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of each of these years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.

Results of Operations — March 2007 and 2006 Quarters

Net Loss

Our consolidated net loss was $130 million for the March 2007 quarter and $2.1 billion for the March 2006 quarter. The net loss for the March 2007 quarter includes a $124 million charge to reorganization items, net, (see “Reorganization Items, Net” below). The net loss for the March 2006 quarter includes (1) a $1.4 billion charge to reorganization items, net and (2) $310 million of noncash charges associated with the Accounting Adjustments (see “Accounting Adjustments” above).

Operating Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2007	2006
Operating Revenue:
Passenger:
Mainline	$2,796	$2,572	$224	9%
Regional affiliates	947	858	89	10%
Total passenger revenue	3,743	3,430	313	9%
Cargo	112	123	(11)	(9)%
Other, net	289	166	123	74%
Total operating revenue	$4,144	$3,719	$425	11%

Operating revenue totaled $4.1 billion in the March 2007 quarter, a $425 million, or 11%, increase compared to the March 2006 quarter. Passenger revenue increased 9% on a 2% increase in capacity. The increase in passenger revenue is primarily due to a rise of 6% and 7% in passenger mile yield and passenger revenue per available seat mile (“Passenger RASM”), respectively.  Mainline passenger revenue increased primarily due to our increased service to international destinations.  Passenger revenue of regional affiliates increased primarily due to increased flying by our contract carriers, which resulted in an 8% increase in revenue passenger miles (“RPMs”), or traffic, on 11% greater capacity.  In the March 2006 quarter, passenger revenue and other, net revenue were negatively impacted by certain Accounting Adjustments discussed above.

	Three Months Ended March 31, 2007	Increase (Decrease) Three Months Ended March 31, 2007 vs. 2006
(in millions)	Passenger Revenue	Passenger Revenue	RPMs	Passenger Mile Yield	Passenger RASM	Load Factor
Passenger Revenue:
North American passenger revenue	$2,800	3%	(4)%	8%	9%	0.8
International passenger revenue	917	36%	27%	8%	10%	1.4
Charter revenue	26	(27)%	(38)%	18%	0%	(6.8)
Total passenger revenue	$3,743	9%	3%	6%	7%	0.9

North American Passenger Revenue. North American passenger revenue increased 3%, driven by an 8% increase in passenger mile yield and a 0.8 point increase in load factor, which were partially offset by a 5% decline in capacity. Passenger RASM increased 9%. The decline in capacity, partially offset by the increase in load factor, resulted in a 4% decline in RPMs. The increases in passenger revenue, passenger mile yield and Passenger RASM reflect (1) strong passenger demand and (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft  to international routes.

International Passenger Revenue. International passenger revenue increased 36%, generated by a 27% increase in RPMs from a 24% increase in capacity. The passenger mile yield and Passenger RASM increased 8% and 10%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2007	2006
Operating Expense:
Aircraft fuel	$920	$929	$(9)	(1)%
Salaries and related costs	906	1,166	(260)	(22)%
Contract carrier arrangements	717	609	108	18%
Depreciation and amortization	291	301	(10)	(3)%
Contracted services	289	261	28	11%
Passenger commissions and other selling expenses	220	212	8	4%
Landing fees and other rents	185	292	(107)	(37)%
Aircraft maintenance materials and outside repairs	184	196	(12)	(6)%
Passenger service	70	71	(1)	(1)%
Aircraft rent	70	95	(25)	(26)%
Other	137	72	65	90%
Total operating expense	$3,989	$4,204	$(215)	(5)%

Operating expense was $4.0 billion for the March 2007 quarter, a $215 million, or 5%, decrease compared to the March 2006 quarter. As discussed below, the decrease in operating expense was primarily due to a decrease in salaries and related costs and landing fees and other rents. These decreases were partially offset by an increase in contract carrier arrangements and other expenses.

Operating capacity increased 2% to 35.3 billion ASMs primarily due to higher contract carrier flying from our business plan initiatives to right-size capacity. Operating cost per available seat mile decreased 7% to 11.31¢.

Aircraft fuel. Aircraft fuel expense decreased due to a 2% reduction in consumption. Fuel prices remained relatively constant averaging $1.87 per gallon, including fuel hedge losses of $18 million, for the March 2007 quarter, compared to $1.86 per gallon, including fuel hedge gains of $3 million, for the March 2006 quarter.

Salaries and related costs. The decrease in salaries and related costs reflects a decline of (1) 15% due to lower Mainline headcount and benefit cost reductions for our pilot and non-pilot employees and (2) 8% because we recorded a charge during the March 2006 quarter associated with certain Accounting Adjustments discussed above.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to a 19% growth in contract carrier flying resulting from our business plan initiatives to right-size capacity.

Contracted services. The increase in contracted services is primarily due to higher outsourcing related to our technology center and certain of our aircraft cleaning services.

Landing fees and other rents. Landing fees and other rents decreased because we recorded a charge during the March 2006 quarter associated with certain Accounting Adjustments described above.

Aircraft rent. The decline in aircraft rent expense is due to the renegotiation and rejection of certain leases in connection with our restructuring efforts under Chapter 11.

Other. The increase in other operating expense is primarily due to a credit we recorded during the March 2006 quarter related to certain Accounting Adjustments described above.

Operating Income (Loss) and Operating Margin

We reported operating income of $155 million in the March 2007 quarter, compared to an operating loss of $485 million in the March 2006 quarter. Operating margin, which is the ratio of operating income (loss) to operating revenues, was 4% and (13%) for the March 2007 and 2006 quarters, respectively.

Other (Expense) Income

Other expense, net for the March 2007 quarter was $161 million, compared to $202 million for the March 2006 quarter. This change is substantially attributable to (1) a 7%, or $14 million, decrease in interest expense primarily due to a lower level of debt outstanding and (2) a $29 million gain in miscellaneous, net primarily associated with gains related to the ineffective portion of our fuel hedge positions. For additional information about our fuel hedge positions, see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Reorganization Items, Net

Reorganization items, net totaled a $124 million charge in the March 2007 quarter, primarily consisting of the following:

•
Contract carrier agreements. A net charge of $163 million in connection with amendments to certain contract carrier agreements. For additional information regarding this charge and our contract carrier agreements, see Notes 1 and 5 of the Notes to the Condensed Consolidated Financial Statements.

•
Facility leases. A $126 million net gain related to our settlement agreement with the Massachusetts Port Authority (“Massport”). For additional information regarding this settlement agreement, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

•
Pilot collective bargaining agreement. An $83 million allowed general, unsecured pre-petition claim in connection with Comair’s agreement with the Air Line Pilots Association, International to reduce Comair’s pilot labor costs.

Reorganization items, net totaled a $1.4 billion charge in the March 2006 quarter, primarily consisting of the following:

•
Aircraft financing renegotiations and rejections. A $1.3 billion charge for estimated claims associated with restructuring the financing arrangements for 126 aircraft and the rejection of two aircraft leases.

For additional information about our reorganization items, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Income Tax Benefit

For the March 2006 quarter, we recorded an income tax benefit totaling $21 million. The amount is primarily related to the recognition of tax benefits for a portion of our March 2006 quarter losses as a result of an analysis of our estimated required valuation allowance, including the reversal of future temporary differences.  For additional information about the income tax valuation allowance, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics for the three months ended March 31, 2007 and 2006.

	2007		2006
Consolidated:
Revenue Passenger Miles (millions) (1)	27,213		26,384
Available Seat Miles (millions) (1)	35,279		34,602
Passenger Mile Yield (1)	13.75	¢	13.00	¢
Operating Revenue Per Available Seat Mile (1)	11.75	¢	10.75	¢
Passenger Revenue Per Available Seat Mile (1)	10.61	¢	9.91	¢
Operating Cost Per Available Seat Mile (1)	11.31	¢	12.15	¢
Passenger Load Factor (1)	77.1%		76.2%
Breakeven Passenger Load Factor (1)	73.9%		87.0%
Passengers Enplaned (thousands) (1)	25,325		25,531
Fuel Gallons Consumed (millions)	491		500
Average Price Per Fuel Gallon, Net of Hedging	$1.87		$1.86
Number of Aircraft in Fleet, End of Period	584		638
Full-Time Equivalent Employees, End of Period	52,260		53,735
Mainline:
Revenue Passenger Miles (millions)	22,994		22,481
Available Seat Miles (millions)	29,554		29,428
Operating Cost Per Available Seat Mile	10.03	¢	11.12	¢
Number of Aircraft in Fleet, End of Period	440		469

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

-	Atlantic Southeast Airlines, Inc., SkyWest Airlines, Inc., Chautauqua Airlines, Inc., Freedom Airlines, Inc. and Shuttle America Corporation for all periods presented and
-	ExpressJet Airlines, Inc. from February 27, 2007 to March 31, 2007.

For additional information about our contract carrier agreements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Financial Condition and Liquidity

During our Chapter 11 proceedings, we entered into a number of agreements related to financing arrangements and settlements of pre-petition claims. For a description of the arrangements that had an effect on our liquidity, see Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements and Notes 6 and 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.

On January 30, 2007, we secured commitments for a $2.5 billion exit financing facility (“Exit Facility”) to be used in connection with our plan to exit bankruptcy. For further information about the Exit Facility, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

On February 14, 2007, the Bankruptcy Court authorized us to enter into a settlement agreement with Massport regarding our Boston Logan International Airport Terminal lease. For additional information regarding the settlement agreement, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

On March 8, 2007, we filed a motion with the Bankruptcy Court seeking approval of a settlement agreement with the Kenton County Airport Board and UMB Bank, N.A. regarding certain bonds and our related lease obligations at the Cincinnati-Northern Kentucky International Airport. An objection to this motion was filed on behalf of a group of bondholders. The Bankruptcy Court held a hearing on the motion, but has not yet ruled. We cannot predict the outcome of this matter. For additional information regarding this agreement, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Our Amended and Restated DIP Credit Facility and the Amex Post-Petition Facility (collectively, the “DIP Facility”), as defined and described in Note 6 to the Consolidated Financial Statements in our Form 10-K, include certain affirmative, negative and financial covenants. We were in compliance with these covenant requirements at March 31, 2007 and 2006.

Sources and Uses of Cash

We expect to meet our cash needs for 2007 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, we have obtained commitments for a $2.5 billion Exit Facility in connection with our plan to exit bankruptcy.

Our cash and cash equivalents and short-term investments were $2.9 billion at March 31, 2007, compared to $2.4 billion at March 31, 2006. Restricted cash totaled $1.1 billion and $991 million at March 31, 2007 and 2006, respectively. Cash and cash equivalents at March 31, 2007 and 2006 include $187 million and $174 million, respectively, which is set aside for the payment of certain operational taxes and fees to various governmental authorities.

Cash flows from operating activities

Cash provided by operating activities was $360 million for the March 2007 quarter, a decrease of $271 million compared to the March 2006 quarter. The March 2007 quarter reflects increases in investments in auction rate securities and operating restricted cash requirements, which were partially offset by higher cash from operations due to revenue and network productivity improvements, in-court restructuring initiatives and labor cost reductions implemented in connection with our restructuring business plan during our Chapter 11 proceedings and an improved revenue environment. For additional information regarding our restructuring business plan and operational performance, see “Our Business Plan” in our Form 10-K.

Cash flows from investing activities

Cash used in investing activities totaled $75 million and $62 million for the March 2007 and 2006 quarters, respectively. The March 2007 quarter reflects a $68 million increase in our investment of flight equipment partially offset by (1) $34 million of cash proceeds from our sale of investment in priceline.com and (2) a $20 million decrease in restricted cash requirements.

Cash flows from financing activities

Cash used in financing activities totaled $226 million and $148 million for the March 2007 and 2006 quarter, respectively. This increase is primarily due to $97 million in principal payments related to the DIP Facility, which commenced in July 2006. These payments were partially offset by lower principal payments on other debt instruments.

Defined Benefit Pension Plan

We sponsor a qualified defined benefit pension plan for eligible non-pilot employees and retirees (“Non-pilot Plan”). Our funding obligation for this plan is governed by the Employee Retirement Income Security Act of 1974.

During the March 2007 quarter, we contributed approximately $50 million to the Non-pilot Plan. On March 15, 2007, we elected the alternative funding schedule under section 402(a)(1) of the Pension Protection Act of 2006, effective April 1, 2007. This election permits us to extend over a longer period of time our required funding obligations for the Non-pilot Plan, thereby reducing these funding obligations over the next several years. As a result of this legislation, we intend to maintain the Non-pilot Plan. While factors outside our control will continue to impact the funding requirements for this plan, the legislation will make those funding requirements more predictable.

Estimates of future funding requirements for the Non-pilot Plan are based on various assumptions. These assumptions include, among other things, the actual and projected market performance of assets; statutory requirements; and demographic data for participants. We estimate that the funding requirements under the Non-pilot Plan will aggregate approximately $100 million for each of 2007 (which includes the $50 million discussed above), 2008 and 2009.

For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Compensation Programs

Upon emergence from Chapter 11, we will provide a new comprehensive compensation program for both our non-contract employees (the “Non-contract Program”) and management employees (the “Management Program”). Non-contract employees are defined as the approximately 39,000 employees not covered by a domestic collective bargaining agreement or by the Management Program. Management employees consist of approximately 1,200 officers, director level employees, general managers and managers.

Non-contract Program

The Non-contract Program will include the following:

•
Stock ownership. Shortly after we emerge from Chapter 11, we will distribute a total of 14 million shares of our common stock to eligible non-contract employees. Employees may, at their option, hold or sell these shares without restriction.

•
Cash lump-sum payments. Shortly after emergence, eligible non-contract employees will receive a cash lump sum payment representing 8% of their 2006 earnings or $1,000, whichever is greater. We estimate these payments will total approximately $130 million.

•
Base pay increases. We intend to provide employees with an industry standard pay structure. This summer, we will take the first step in this process by implementing a 4% top of scale increase in base pay for non-contract frontline employees. Increases will vary between the start rate and top of scale.

•
Profit sharing plan. Our profit sharing plan provides that, for each year in which we have an annual pre-tax profit (as defined in the profit sharing plan), we will pay at least 15% of that profit to eligible employees.

•
Shared Rewards program. Our Shared Rewards program provides eligible employees monthly incentives up to $100 for our achievement of operational goals such as on-time performance, completion rate and baggage handling performance.

•
Retirement plan. A new defined contribution benefit will provide eligible employees the opportunity to receive up to 7% of their pay in contributions from us to their 401(k) account, of which 2% will be provided automatically to all eligible employees and up to an additional 5% can be added as a dollar for dollar match when the employees contribute their own pay to their 401(k) accounts. This retirement benefit is in addition to benefits that have already been earned under the Non-pilot Plan. For additional information regarding the Non-pilot plan, see “Defined Benefit Pension Plan” above.

Pilots and flight dispatchers are excluded from the Non-contract Program, except for the profit sharing plan and Shared Rewards program and, for flight dispatchers the new defined contribution retirement benefit, because their compensation is covered by their respective collective bargaining agreements.

Management Program

A substantial portion of compensation being provided to management under the Management Program will be at-risk and tied directly to both our performance and, depending on the management employee’s level of responsibility, individual performance. The Management Program for officers will include equity awards comprising of restricted stock, stock options and performance shares.

Officers and directors will not receive across-the-board pay increases until frontline employees have reached industry standard pay. They also will not receive cash lump-sum payments upon emergence under the Management Program. Executives will participate in the same pension plans as under the Non-contract Program. They also will be eligible to participate in an annual incentive plan under which the performance measurement for senior officers will be based on a combination of financial and operational goals, and no payments will be made in any year for which there is no payout under the profit sharing plan under the Non-contract Program. Payouts under the annual incentive plan will be largely based on the same fundamental metrics that will affect what non-contract employees receive under their profit sharing plan and Shared Reward programs. In addition, executives will be eligible for certain severance benefits if their employment terminates other than for cause or voluntary resignation or within a specified period of time after a change in control of the company.

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

For the March 2007 quarter, aircraft fuel expense accounted for 23% of our total operating expenses. Aircraft fuel expense for the March 2007 quarter decreased 1% compared to the corresponding period in the prior year due to a 2% reduction in consumption. Fuel prices remained relatively constant averaging $1.87 per gallon, including fuel hedge losses of $18 million, for the March 2007 quarter compared to $1.86 per gallon, including fuel hedge gains of $3 million, for the March 2006 quarter.

As of March 31, 2007, we had hedged 34% of our projected fuel requirements from April 1, 2007 to September 30, 2007 using heating oil zero-cost collar contracts with weighted average contract cap and floor prices of $1.81 and $1.59, respectively, and swap contracts with a weighted average contract price of $1.23. As of March 31, 2007, our open fuel hedge contracts had an estimated fair market value gain of $73 million. We have not entered into any hedges for the December 2007 quarter. We estimate that a 10% rise in the price per gallon of heating oil would change the estimated fair market value associated with our outstanding contracts at settlement to a $141 million gain.

We project that our aircraft fuel consumption will be 1.6 billion gallons from April 1, 2007 to December 31, 2007. Based on a projected average jet fuel price of $2.04 per gallon for that period, a 10% rise in jet fuel prices would increase our aircraft fuel expense by $191 million, inclusive of the impact of effective hedge instruments that are outstanding as of March 31, 2007.

For additional information regarding our other exposures to market risks, see “Market Risks Associated with Financial Instruments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2007, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2007, and the related consolidated statements of operations for the three-month periods ended March 31, 2007 and March 31, 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and March 31, 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, shareowners' deficit, and cash flows for the year then ended and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
April 26, 2007

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Chapter 11 Proceedings

As discussed elsewhere in this Form 10-Q, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases are being jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

Delta Family-Care Savings Plan Litigation

On March 16, 2005, a retired Delta employee filed an amended class action complaint in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2005 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and have moved to dismiss the complaint. The District Court stayed the action against Delta due to the bankruptcy filing and granted the motion to dismiss filed by the individual defendants. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit the District Court’s decision to dismiss the complaint against the individual defendants but voluntarily dismissed this appeal, pending resolution of the automatic stay of their claim against Delta. The parties have reached an agreement in principle to resolve this matter on a class-wide basis under which the plaintiffs would receive a $4.5 million general, unsecured pre-petition claim in Delta’s Chapter 11 proceedings. The settlement is subject to the completion of definitive documentation and Bankruptcy Court approval.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of at least 38 passengers, including a number of lawsuits that also name Delta as a defendant. Additional lawsuits are anticipated. These lawsuits, which are in preliminary stages, generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. All but four of the lawsuits filed to date have been filed either in the U.S. District Court for the Eastern District of Kentucky or in state court in Fayette County, Kentucky. One lawsuit has been filed in the U.S. District Court for the Northern District of New York, one lawsuit has been filed in state court in Broward County, Florida, and two lawsuits have been filed in the U.S. District Court for the District of Kansas. The federal court in New York has ordered the case filed there to be transferred to the federal court in Kentucky. Our motion is currently pending in federal court in Florida to transfer the case filed in Florida to the federal court in Kentucky. We are also seeking to transfer the lawsuits filed in Kansas to the federal court in Kentucky. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

Comair and Delta are pursuing settlement negotiations with the plaintiffs in these lawsuits, and the defendants recently entered into the first such settlement. The settled case has been dismissed with prejudice. In addition, Comair has filed actions in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the Federal Aviation Administration), the Lexington Airport Board and certain other Lexington airport defendants, seeking to apportion potential liability for damages arising from this accident among all responsible parties.

We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability likely to arise from this accident.

* * *

For additional information about other legal proceedings, see “Item 3. Legal Proceedings” in our Form 10-K.

Item 1A. Risk Factors

“Item 1A. Risk Factors,” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.

Item 6. Exhibits

(a)  Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
By: /s/ Edward H. Bastian
Edward H. Bastian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
April 27, 2007