Form 10-Q
period 2007-06-30
DELTA AIR LINES INC /DE/
filed 2007-08-02
CIK 27904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ No ☐

Number of shares outstanding by each class of common stock, as of June 30, 2007:

Common Stock, $0.0001 par value - 240,670,191 shares outstanding

This document is also available on our website at http://investor.delta.com/edgar.cfm.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”) and “Part II, Item IA. Risk Factors” of this Form 10-Q. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

OTHER INFORMATION

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On April 25, 2007, the Bankruptcy Court approved the Debtors’ Joint Plan of Reorganization (the “Plan”). On April 30, 2007 (the “Effective Date”), the Debtors emerged from bankruptcy.

On the Effective Date, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Financial Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to our Condensed Consolidated Financial Statements prior to that date.

References in this Form 10-Q to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Plan; and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Additional information about our Chapter 11 filing is available on the Internet at www.delta.com/restructure. Bankruptcy Court filings, claims information and our Plan are available at www.deltadocket.com.

Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	Successor	Predecessor
ASSETS	June 30,	December 31,
(in millions)	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,830	$2,034
Short-term investments	1,549	614
Restricted cash	333	750
Accounts receivable, net of an allowance for uncollectible accounts
of $21 at June 30, 2007 and $21 at December 31, 2006	1,140	915
Expendable parts and supplies inventories, net of an allowance for
obsolescence of $3 at June 30, 2007 and $161 at December 31, 2006	246	181
Deferred income taxes, net	731	402
Prepaid expenses and other	420	489
Total current assets	6,249	5,385

PROPERTY AND EQUIPMENT:
Flight equipment	9,176	17,641
Accumulated depreciation	(76)	(6,800)
Flight equipment, net	9,100	10,841

Ground property and equipment	1,750	4,575
Accumulated depreciation	(64)	(2,838)
Ground property and equipment, net	1,686	1,737

Flight and ground equipment under capital leases	556	474
Accumulated amortization	(14)	(136)
Flight and ground equipment under capital leases, net	542	338

Advance payments for equipment	141	57

Total property and equipment, net	11,469	12,973

OTHER ASSETS:
Goodwill	12,373	227
Operating rights and other intangibles, net of accumulated amortization
of $35 at June 30, 2007 and $190 at December 31, 2006	2,918	89
Other noncurrent assets	725	948
Total other assets	16,016	1,264

Total assets	$33,734	$19,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	Successor	Predecessor
LIABILITIES AND SHAREOWNERS' EQUITY (DEFICIT)	June 30,	December 31,
(in millions, except share data)	2007	2006
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,386	$1,503
Air traffic liability	2,684	1,797
Accounts payable	1,288	936
Taxes payable	438	500
Deferred revenue	1,155	363
Accrued salaries and related benefits	621	405
Other accrued liabilities	159	265
Total current liabilities	7,731	5,769

NONCURRENT LIABILITIES:
Long-term debt and capital leases	6,913	6,509
Pension and related benefits	3,235	-
Postretirement benefits	1,042	-
Deferred income taxes, net	1,502	406
Deferred revenue	2,599	346
Notes payable	640	-
Other	600	368
Total noncurrent liabilities	16,531	7,629

LIABILITIES SUBJECT TO COMPROMISE	-	19,817

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY (DEFICIT):
Common stock:
Predecessor common stock at $0.01 par value; 900,000,000 shares authorized,
202,081,648 shares issued at December 31, 2006	-	2
Successor common stock at $0.0001 par value; 1,500,000,000 shares authorized,
246,863,602 shares issued at June 30, 2007	-	-
Additional paid-in capital	9,428	1,561
Retained earnings (accumulated deficit)	164	(14,414)
Accumulated other comprehensive income (loss)	8	(518)
Predecessor stock held in treasury, at cost, 4,745,710 shares at December 31, 2006	-	(224)
Successor stock held in treasury, at cost, 6,193,411 shares at June 30, 2007	(128)	-
Total shareowners' equity (deficit)	9,472	(13,593)

Total liabilities and shareowners' equity (deficit)	$33,734	$19,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor		Successor	Predecessor
	Two Months	One Month	Three	Two Months	Four Months	Six
	Ended	Ended	Months Ended	Ended	Ended	Months Ended
	June 30,	April 30,	June 30,	June 30,	April 30,	June 30,
(in millions, except per share data)	2007	2007	2006	2007	2007	2006

OPERATING REVENUE:
Passenger:
Mainline	$2,338	$1,046	$3,176	$2,338	$3,829	$5,669
Regional affiliates	760	349	1,035	760	1,296	1,893
Cargo	82	36	128	82	148	251
Other, net	268	124	402	268	523	722
Total operating revenue	3,448	1,555	4,741	3,448	5,796	8,535

OPERATING EXPENSE:
Aircraft fuel and related taxes	790	322	1,142	790	1,270	2,101
Salaries and related costs	708	331	1,070	708	1,302	2,293
Contract carrier arrangements	530	239	660	530	956	1,269
Depreciation and amortization	193	95	318	193	386	619
Contracted services	160	83	218	160	326	440
Aircraft maintenance materials and outside repairs	165	82	232	165	320	459
Passenger commissions and other selling expenses	175	78	234	175	298	446
Landing fees and other rents	122	60	194	122	250	491
Passenger service	61	24	81	61	95	154
Aircraft rent	36	20	73	36	90	168
Profit sharing	65	14	-	65	14	-
Other	98	62	150	98	189	211
Total operating expense	3,103	1,410	4,372	3,103	5,496	8,651

OPERATING INCOME (LOSS)	345	145	369	345	300	(116)

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $88 and $366 for the one month and four months ended April 30, 2007, respectively, and $306
and $615 for the three and six months ended June 30, 2006, respectively)	(120)	(62)	(227)	(120)	(262)	(441)
Interest income	33	4	18	33	14	30
Miscellaneous, net	9	(2)	19	9	27	19
Total other expense, net	(78)	(60)	(190)	(78)	(221)	(392)

INCOME (LOSS) BEFORE REORGANIZATION
ITEMS, NET	267	85	179	267	79	(508)

REORGANIZATION ITEMS, NET	-	1,339	(2,380)	-	1,215	(3,783)

INCOME (LOSS) BEFORE INCOME TAXES	267	1,424	(2,201)	267	1,294	(4,291)

INCOME TAX (PROVISION) BENEFIT	(103)	4	(4)	(103)	4	17

NET INCOME (LOSS)	164	1,428	(2,205)	164	1,298	(4,274)

PREFERRED STOCK DIVIDENDS	-	-	-	-	-	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON SHAREOWNERS	$164	$1,428	$(2,205)	$164	$1,298	$(4,276)

BASIC INCOME (LOSS) PER SHARE	$0.42	$7.24	$(11.18)	$0.42	$6.58	$(21.86)

DILUTED INCOME (LOSS) PER SHARE	$0.42	$5.19	$(11.18)	$0.42	$4.63	$(21.86)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Two Months	Four	Six
	Ended	Months Ended	Months Ended
	June 30,	April 30,	June 30,
(in millions)	2007	2007	2006

Net cash (used in) provided by operating activities	$(210)	$1,025	$770

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(89)	(167)	(102)
Ground property and equipment, including technology	(31)	(41)	(62)
Proceeds from sales of flight equipment	6	21	26
Proceeds from sales of investments	-	34	-
Decrease in restricted cash	58	56	8
Other, net	-	-	5
Net cash used in investing activities	(56)	(97)	(125)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(74)	(166)	(217)
Proceeds from Exit Facilities	-	1,500	-
Payments on DIP Facility	-	(2,076)	-
Other, net	-	(50)	(5)
Net cash used in financing activities	(74)	(792)	(222)

Net (Decrease) Increase in Cash and Cash Equivalents	(340)	136	423
Cash and cash equivalents at beginning of period	2,170	2,034	2,008
Cash and cash equivalents at end of period	$1,830	$2,170	$2,431

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$77	$243	$347
Interest received from the preservation of cash due to Chapter 11 filing	-	(50)	(47)
Cash received from aircraft renegotiation	-	-	(10)

Non-cash transactions:
Flight equipment	$-	$135	$-
Flight equipment under capital leases	4	13	156
Debt extinguishment from aircraft renegotiation	-	-	171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc.
Consolidated Statements of Shareowners' Equity (Deficit)

				Accumulated
			Retained	Other
		Additional	Earnings	Comprehensive
	Common	Paid-In	(Accumulated	Income	Treasury
(in millions, except share data)	Stock	Capital	Deficit)	(Loss)	Stock	Total
Balance at January 1, 2007 (Predecessor)	$2	$1,561	$(14,444)	$(518)	$(224)	$(13,623)
Comprehensive income:
Net income from January 1 to April 30, 2007	-	-	1,298	-	-	1,298
Other comprehensive income	-	-	-	75	-	75
Total comprehensive income	-	-	-	-	-	1,373
Balance at April 30, 2007 (Predecessor) (Unaudited)	2	1,561	(13,146)	(443)	(224)	(12,250)
Fresh start adjustments:
Cancellation of Predecessor common stock	(2)	(1,561)	-	-	224	(1,339)
Elimination of Predecessor accumulated deficit and
accumulated other comprehensive loss	-	-	13,146	443	-	13,589
Reorganization value ascribed to Successor	-	9,400	-	-	-	9,400
Balance at May 1, 2007 (Successor) (Unaudited)	-	9,400	-	-	-	9,400
Issuance of 246,863,602 shares of common stock in connection with emergence from Chapter 11 ($0.0001 per share),
including 6,193,411 shares held in Treasury ($20.60 per share)	-	-	-	-	(128)	(128)
Comprehensive income:
Net income from May 1 to June 30, 2007	-	-	164	-	-	164
Other comprehensive income	-	-	-	8	-	8
Total comprehensive income						172
Compensation expense associated with equity awards	-	28	-	-	-	28
Balance at June 30, 2007 (Successor) (Unaudited)	$-	$9,428	$164	$8	$(128)	$9,472

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2007
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

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases were jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” On April 25, 2007, the Bankruptcy Court approved the Debtors’ Joint Plan of Reorganization (the “Plan”). On April 30, 2007 (the “Effective Date”), we emerged from bankruptcy as a competitive airline with a global network.

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Financial Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to our Condensed Consolidated Financial Statements prior to that date.

Fresh start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on our Consolidated Balance Sheet. Deferred taxes are determined in conformity with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). For additional information regarding the impact of fresh start reporting on our Consolidated Balance Sheet as of the Effective Date, see “Fresh Start Consolidated Balance Sheet” below.

References in this Form 10-Q to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Plan; and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Effectiveness of Plan of Reorganization. Under the Plan, most holders of allowed general, unsecured claims against the Debtors received or will receive newly issued common stock in satisfaction of their claims. Holders of de minimis allowed general, unsecured claims received cash in satisfaction of their claims.

The Plan contemplates the distribution of 400 million shares of common stock, consisting of (1) 386 million shares to holders of allowed general, unsecured claims (including our pilots) and (2) 14 million shares to our approximately 39,000 eligible non-contract, non-management employees. The new common stock was listed on the New York Stock Exchange (the “NYSE”) and began trading under the symbol “DAL” on May 3, 2007. As of July 31, 2007, the following distributions of common stock have been made or commenced in accordance with the Plan:

•
254 million shares of common stock to holders of allowed general, unsecured claims with respect to allowed general, unsecured claims of $11.4 billion. We have reserved 132 million shares of common stock for future distributions to holders of allowed general, unsecured claims when disputed claims are resolved.

•	Approximately all 14 million shares of common stock to eligible non-contract, non-management employees. We expect to issue the remaining shares as eligible employees return to work during 2007.

The Bankruptcy Court also authorized the distribution of equity awards to our approximately 1,200 officers, director level employees and managers and senior professionals (“management personnel”). For additional information about these awards, see Note 10.

In addition, as of July 31, 2007, we issued the following debt securities and made the following cash distributions under the Plan:

•
$66 million principal amount of senior unsecured notes in connection with our settlement agreement relating to the restructuring of certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport Settlement Agreement”). For additional information on this subject, see Note 4;

•
an aggregate of $78 million in cash to holders in satisfaction of their claims, including to holders of administrative claims, state and local priority tax claims and de minimis allowed unsecured claims;

•	$225 million in cash to the Pension Benefit Guaranty Corporation (the “PBGC”) in connection with the termination of our qualified defined benefit pension plan for pilots (the “Pilot Plan”).

During our Chapter 11 proceedings, we entered into a comprehensive agreement with the Air Line Pilots Association, International, the collective bargaining representative of Delta’s pilots (“ALPA”), to reduce our pilot labor costs. Under this agreement, we are required to issue by August 28, 2007, for the benefit of Delta pilots, senior unsecured notes (the “Pilot Obligation”) with an aggregate principal amount equal to $650 million, a term of up to 15 years and an annual interest rate calculated to ensure that the Pilot Obligation trades at par on the issuance date. The Pilot Obligation is pre-payable at any time at our option, and we may replace all or a portion of the Pilot Obligation with cash prior to issuance.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under the Plan. In accordance with the Plan, holders of our equity interests that were in existence prior to April 30, 2007, including our common stock, did not receive any distributions, and their equity interests were cancelled on the Effective Date.

On the Effective Date, we entered into a senior secured exit financing facility (the “Exit Facilities”) to borrow up to $2.5 billion from a syndicate of lenders. We used a portion of the proceeds from the Exit Facilities and existing cash to repay our two then outstanding debtor-in-possession financing facilities (the “DIP Facility”). For additional information regarding the Exit Facilities, see Note 4.

We continue to incur expenses related to our Chapter 11 proceedings, primarily professional fees that were classified as a reorganization item in the Predecessor. After we emerged, these expenses are classified in their appropriate line item, primarily in other expenses, in the Successor’s Consolidated Statement of Operations. For the two months ended June 30, 2007, the amount of such expenses was $9 million.

Significant Ongoing Chapter 11 Matters

Resolution of Outstanding Claims. The Debtors have filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to set the time within which proofs of claim must be filed in a Chapter 11 case. The Bankruptcy Court established August 21, 2006  (the “Bar Date”) as the last date for each person or entity to file a proof of claim against the Debtors. Subject to certain exceptions, the Bar Date applies to all claims against the Debtors that arose prior to the Petition Date.

As of July 31, 2007, claims totaling $91 billion have been filed with the Bankruptcy Court against the Debtors.  This amount includes $11.4 billion of allowed general, unsecured claims with respect to which common stock distributions have occurred or commenced and $32 billion of claims which have been expunged, reduced or withdrawn. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of July 31, 2007, we have filed objections with respect to an additional $528 million in claims, but the Bankruptcy Court has not yet ruled on these objections. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase significantly in the future.  We currently estimate that the total allowed general, unsecured claims in our Chapter 11 proceedings will be approximately $15 billion, including claims with respect to which we have issued or commenced distributions of common stock.

The Plan provides that administrative and priority claims will be satisfied with cash. Certain administrative and priority claims remain unpaid, and we will continue to settle claims and file objections with the Bankruptcy Court with respect to such claims. All of these claims have been accrued by the Successor based upon the best available estimates of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and could result in material adjustments to the Successor’s financial statements.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue for some time. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.

Cincinnati Airport Settlement. On April 24, 2007, the Bankruptcy Court approved the Cincinnati Airport Settlement Agreement. A small group of bondholders is challenging the settlement in U.S. District Court for the Southern District of New York. For additional information on this subject, see Note 4.

Section 1110 Matters. During our Chapter 11 proceedings, we reached agreement with respect to substantially all of our aircraft financing obligations, subject in certain instances to the execution of definitive documentation. As of July 31, 2007, we were continuing to negotiate an agreement with aircraft financing parties for 12 aircraft; the outcome of these negotiations cannot be predicted with certainty. Upon emergence from bankruptcy, we lost the protection of the automatic stay provided under Section 362 of the Bankruptcy Code. To the extent we are unable to reach definitive agreements with, or obtain an extension and forbearance from, aircraft financing parties, those parties may seek to repossess such aircraft.

Tax Indemnity Agreements/Stipulated Loss Value Claims. A significant amount of disputed claims involves claims related to aircraft matters that have been filed by certain parties to aircraft leverage lease transactions. Some of these claims arise from tax indemnity agreements entered into with certain parties to these leverage lease transactions. We have filed objections, and expect to file further objections, seeking to expunge or reduce such claims.  On July 19, 2007, the Bankruptcy Court entered an order affirming Delta’s objections as to certain claims and ordering those claims be expunged.  A notice of appeal of that order is pending.  Hearing dates as to further objections by Delta as to other claims have not yet been set.  We continue to negotiate and review opportunities to settle such other claims where such settlements are advisable. We cannot predict the ultimate outcome of these negotiations or the ultimate resolution of these claims.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet at December 31, 2006:

Predecessor
(in millions)	December 31, 2006
Pension, postretirement and other benefits	$10,329
Debt and accrued interest	5,079
Aircraft lease related obligations	3,115
Accounts payable and other accrued liabilities	1,294
Total liabilities subject to compromise	$19,817

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. The amounts represented our estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

At June 30, 2007, we had a zero balance for liabilities subject to compromise due to our emergence from bankruptcy. For information regarding the discharge of liabilities subject to compromise, see “Fresh Start Consolidated Balance Sheet” below.

Differences between liabilities we have estimated and the claims filed will be investigated and resolved in connection with the claims resolution process.

Reorganization Items, net

The following table summarizes the components of reorganization items, net on our Consolidated Statements of Operations for the one month and four months ended April 30, 2007, and the three and six months ended June 30, 2006:

	Predecessor
(in millions)	One Month Ended April 30, 2007	Three Months Ended June 30, 2006	Four Months Ended April 30, 2007	Six Months Ended June 30, 2006
Discharge of claims and liabilities(1)	$4,424	$-	$4,424	$-
Revaluation of frequent flyer obligation(2)	(2,586)	-	(2,586)	-
Revaluation of other assets and liabilities(3)	238	-	238	-
Aircraft financing renegotiations and rejections(4)	(438)	(284)	(440)	(1,590)
Contract carrier agreements(5)	-	-	(163)	-
Emergence compensation(6)	(162)	-	(162)	-
Professional fees	(51)	(25)	(88)	(53)
Pilot collective bargaining agreement(7)	-	(2,100)	(83)	(2,100)
Interest income(8)	12	26	50	47
Facility leases(9)	(81)	11	43	(24)
Vendor waived pre-petition debt	5	-	29	-
Retiree healthcare claims(10)	-	-	(26)	-
Debt issuance costs	-	(13)	-	(13)
Compensation expense(11)	-	-	-	(55)
Other	(22)	5	(21)	5
Total reorganization items, net	$1,339	$(2,380)	$1,215	$(3,783)

(1)
The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings, such as (a) ALPA’s claim under our comprehensive agreement reducing pilot labor costs; (b) the PBGC’s claim relating to the termination of the Pilot Plan; (c) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans; (d) claims associated with debt and certain municipal bond obligations based upon their rejection; (e) claims relating to the restructuring of financing arrangements or the rejection of leases for aircraft; and (f) other claims due to the rejection or modification of certain executory contracts, unexpired leases and contract carrier agreements. For additional information on these subjects, see Notes 1 and 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

In accordance with the Plan, we discharged our obligations to holders of allowed general, unsecured claims in exchange for the distribution of 386 million newly issued shares of common stock and the issuance of certain debt securities and obligations. Accordingly, in discharging our liabilities subject to compromise, we recognized a reorganization gain of $4.4 billion as follows:

(in millions)
Liabilities subject to compromise	$19,345
Reorganization equity value	(9,400)
Liabilities reinstated	(4,429)
Issuance of new debt securities and obligations, net of discounts of $22	(938)
Other	(154)
Discharge of claims and liabilities	$4,424

(2)
We revalued our SkyMiles frequent flyer obligation at fair value as a result of fresh start reporting, which resulted in a $2.6 billion reorganization charge. For information about a change in our accounting policy for the SkyMiles program, see Note 2.

(3)
We revalued our assets and liabilities at estimated fair value as a result of fresh start reporting. This resulted in a $238 million gain, primarily reflecting the fair value of newly recognized intangible assets, which was partially offset by reductions in the fair value of tangible property and equipment.

(4)
Estimated claims for the one month ended April 30, 2007 relate to the restructuring of the financing arrangements for 127 aircraft, the rejection of two aircraft leases and adjustments to prior claims estimates. Estimated claims for the four months ended April 30, 2007 relate to the restructuring of the financing arrangements for 143 aircraft, the rejection of two aircraft leases and adjustments to prior claims estimates.  Estimated claims for the three months ended June 30, 2006 related to the restructuring of the financing arrangements for 17 aircraft and the rejection of 14 aircraft leases. Estimated claims for the six months ended June 30, 2006 relate to the restructuring of the financing arrangements for 143 aircraft and the rejection of 16 aircraft leases.

(5)
In connection with amendments to our contract carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”), both subsidiaries of Republic Airways Holdings, Inc. (“Republic Holdings”), which, among other things, reduced the rates we pay those carriers, we recorded (1) a $91 million allowed general, unsecured claim and (2) a $37 million net charge related to our surrender of warrants to purchase up to 3.5 million shares of Republic Holdings common stock. Additionally, in connection with an amendment to our contract carrier agreement with Freedom Airlines, Inc. (“Freedom”), a subsidiary of Mesa Air Group, Inc., which, among other things, reduced the rates we pay that carrier, we recorded a $35 million allowed general, unsecured claim.

(6)
In accordance with the Plan, we made $130 million in lump-sum cash payment to approximately 39,000 eligible non-contract, non-management employees.  We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan, of approximately 14 million shares of common stock to these employees. For additional information regarding the stock grants, see Note 10.

(7)
Allowed general, unsecured claims of $83 million for the four months ended April 30, 2007 and $2.1 billion for the three months and six months ended June 30, 2006 in connection with Comair’s and Delta’s respective comprehensive agreements with ALPA reducing pilot labor costs.

(8)	Reflects interest earned due to the preservation of cash during our Chapter 11 proceedings.

(9)
Primarily reflects a net $80 million charge from an allowed general, unsecured claim under the Cincinnati Airport Settlement Agreement for the one month ended April 30, 2007. For the four months ended April 30, 2007, we recorded a net $43 million gain, primarily reflecting a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority (“Massport”) which was partially offset by the aforementioned $80 million charge. For additional information regarding the Cincinnati Airport Settlement Agreement and our settlement agreement with Massport, see Note 4.

(10)	Allowed general, unsecured claims in connection with agreements reached with committees representing pilot and non-pilot retired employees reducing their postretirement healthcare benefits.

(11)
Reflects a charge for rejecting substantially all of our stock options in our Chapter 11 proceedings. For additional information regarding this matter, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Fresh Start Consolidated Balance Sheet

As previously noted, upon emergence from Chapter 11, we adopted fresh start reporting, which required us to revalue our assets and liabilities to fair value. In estimating fair value, we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which we adopted in conjunction with our adoption of fresh start reporting. SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. For additional information about SFAS 157, see Note 2.

Our estimates of fair value are based on independent appraisals and valuations, some of which are not final. Where independent appraisals and valuations are not available, we estimate fair value using industry data and trends and refer to relevant market rates and transactions. As new or improved information on asset and liability appraisals and valuations becomes available, we may adjust our preliminary allocation of fair value within one year from the Effective Date. Adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections for the Successor using a number of estimates and assumptions. With the assistance of financial advisors, management determined the enterprise and corresponding equity value of the Successor based on the financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable companies; (2) a review and analysis of several recent transactions in the airline industry; and (3) a calculation of the present value of future cash flows based on our projections. Utilizing this methodology, the equity value of the Successor was estimated to be in the range of $9.4 billion and $12.0 billion. The enterprise value, and corresponding equity value, are dependent upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized. The excess equity value (using the low end of the range) over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the Consolidated Fresh Start Balance Sheet.  The financial projections and estimates of enterprise and equity value are not incorporated herein.

All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized, and actual results could vary materially.

The adjustments set forth in the following Fresh Start Consolidated Balance Sheet in the columns captioned “Debt Discharge, Reclassifications and Distribution to Creditors,” “Repayment of DIP Facility and New Exit Financing” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments.

The effects of the Plan and fresh start reporting on our Consolidated Balance Sheet at April 30, 2007 are as follows:

Fresh Start Consolidated Balance Sheet

(in millions)	(Predecessor) April 30, 2007	Debt Discharge, Reclassifications and Distribution to Creditors	Repayment of DIP Facility and New Exit Financing	Revaluation of Assets and Liabilities	(Successor) Reorganized Balance Sheet May 1, 2007
CURRENT ASSETS
Cash, cash equivalents and short-term investments	$2,915	$—	$(557)	$—	$2,358
Restricted and designated cash	1,069	—	—	—	1,069
Accounts receivable, net	1,086	—	—	—	1,086
Expendable parts and supplies inventories, net	183	—	—	58	241
Deferred income taxes, net	441	—	—	296	737
Prepaid expenses and other	437	(19)	—	(69)	349
Total current assets	6,131	(19)	(557)	285	5,840
PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	11,087	—	—	(1,254)	9,833
Other property and equipment, net	1,498	—	—	215	1,713
Total property and equipment, net	12,585	—	—	(1,039)	11,546
OTHER ASSETS
Goodwill	227	—	—	12,249	12,476
Intangibles, net	88	—	—	2,865	2,953
Other noncurrent assets	740	—	48	87	875
Total other assets	1,055	—	48	15,201	16,304
Total assets	$19,771	$(19)	$(509)	$14,447	$33,690
CURRENT LIABILITIES
Current maturities of long-term debt and capital leases	$1,292	$5	$—	$35	$1,332
DIP Facility	1,959	—	(1,959)	—	—
Accounts payable, accrued salaries and related benefits	1,396	561	(50)	155	2,062
SkyMiles deferred revenue	602	—		620	1,222
Air traffic liability	2,567	—	—	—	2,567
Taxes payable	423	—	—	(2)	421
Total current liabilities	8,239	566	(2,009)	808	7,604
NONCURRENT LIABILITIES
Long-term debt and capital leases	5,132	37	—	398	5,567
Exit Facilities	—	—	1,500	—	1,500
SkyMiles deferred revenue	294	—	—	1,966	2,260
Other notes payable	—	697	—	—	697
Pension, postretirement and related benefits	62	4,202	—	—	4,264
Other	1,026	—	—	1,372	2,398
Total noncurrent liabilities	6,514	4,936	1,500	3,736	16,686
Liabilities subject to compromise	19,345	(19,345)	—	—	—
SHAREOWNERS’ (DEFICIT) EQUITY
Debtors
Common stock and additional paid in capital - Debtors	1,563	—	—	(1,563)	—
Retained deficit and other - Debtors	(15,890)	4,424	__	11,466	—
Reorganized Debtors
Common stock and additional paid in capital - Reorganized Debtors	—	9,400	—	—	9,400
Total liabilities and shareowners’ (deficit) equity	$19,771	$(19)	$(509)	$14,447	$33,690

•
Debt Discharge, Reclassifications and Distribution to Creditors. Adjustments reflect the elimination of liabilities subject to compromise totaling $19.3 billion on our Consolidated Balance Sheet immediately prior to the Effective Date. Excluding certain liabilities, which were assumed by the Successor, liabilities subject to compromise of $13.8 billion were discharged in the Chapter 11 cases. Adjustments include:

(a)
The recognition or reinstatement of $561 million to accounts payable, accrued salaries and related benefits comprised of (1) a $225 million obligation to the PBGC relating to the termination of the Pilot Plan (which is reflected on the Consolidated Balance Sheet net of a $3 million discount) and (2) $339 million to reinstate or accrue certain liabilities related to the current portion of our pension and postretirement benefit plans and for certain administrative claims and cure costs.

(b)
The recognition of $697 million in other notes payable comprised of (1) the $650 million Pilot Obligation relating to our comprehensive agreement with ALPA reducing pilot labor costs (which is reflected on the Consolidated Balance Sheet net of a $19 million discount) and (2) $66 million principal amount of senior unsecured notes (following the reduction of the $85 million face value of the notes for the application of certain payments made by us in 2006 and 2007) under the Cincinnati Airport Settlement Agreement. For additional information on the Cincinnati Airport Settlement Agreement, see Note 4.

(c)
The reinstatement from liabilities subject to compromise of $3.2 billion associated with our non-pilot defined benefit pension plan (the “Non-pilot Plan”) and other long-term accrued benefits and $1.0 billion associated with postretirement benefits.

•
Repayment of DIP Facility and New Exit Financing. Adjustments reflect the repayment of the DIP Facility and borrowing under the Exit Facilities. Financing fees related to (1) the DIP Facility were written off at the Effective Date and (2) fees related to the Exit Facilities were capitalized and will be amortized over the term of the facility. For additional information regarding the Exit Facilities, see Note 4.

•	Revaluation of Assets and Liabilities. Significant adjustments reflected in the Fresh Start Consolidated Balance Sheet based on the revaluation of assets and liabilities are summarized as follows:

(a)	Property and equipment, net. A net adjustment of $1.0 billion was recorded to reduce the net book value of fixed assets to their estimated fair value.

(b)	Goodwill. An adjustment of $12.2 billion was recorded to reflect reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets.

(c)
Intangibles. An adjustment of $2.9 billion was recorded to recognize identifiable intangible assets. These intangible assets reflect the estimated fair value of our trade name, takeoff and arrival slots, SkyTeam alliance agreements, marketing agreements, customer relationships and certain contracts. Certain of these assets will be subject to an annual impairment review. For additional information on intangible assets, see Note 2.

(d)
Long-term debt and capital leases. An adjustment of $398 million was recorded primarily to reflect a $223 million net premium associated with long-term debt and a $138 million net premium associated with capital lease obligations to be amortized to interest expense over the life of such debt and capital lease obligations.

(e)
SkyMiles deferred revenue. An adjustment to revalue our obligation under the SkyMiles frequent flyer program was recorded to reflect the estimated fair value of miles to be redeemed in the future. An adjustment of $2.0 billion and $620 million was reflected for the fair value of these miles in long-term and current classifications, respectively. Effective with our emergence from bankruptcy, we changed our accounting policy from an incremental cost basis to a deferred revenue model for miles earned through travel. For additional information on the accounting policy for our SkyMiles frequent flyer program, see Note 2.

(f)	Noncurrent liabilities - other. An adjustment of $1.4 billion was recorded primarily related to the tax effect of fresh start valuation adjustments.

(g)
Total shareowners’ deficit. The adoption of fresh start reporting resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. All common stock of the Predecessor was eliminated and replaced by the new equity structure of the Successor based on the Plan. The Fresh Start Consolidated Balance Sheet reflects initial shareowners’ equity value of $9.4 billion, representing the low end in the range of $9.4 billion to $12.0 billion estimated in our financial projections developed in connection with the Plan. The low end of the range is estimated to reflect market conditions as of the Effective Date and therefore was used to establish initial shareowners’ equity value.

2. ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K.

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with SOP 90-7. The adoption of fresh start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to our Condensed Consolidated Financial Statements prior to that date.

Fresh start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to SFAS 141. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on our Consolidated Balance Sheet. Deferred taxes are determined in conformity with SFAS 109. For additional information regarding the impact of fresh start reporting on our Consolidated Balance Sheet as of the Effective Date, see Note 1.

In preparing our Consolidated Financial Statements for the Predecessor, we applied SOP 90-7, which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified as liabilities subject to compromise on our Consolidated Balance Sheet at December 31, 2006. For additional information regarding the discharge of liabilities subject to compromise upon emergence, see Note 1.

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

Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including adjustments required by fresh start reporting, normal recurring items, restructuring and related items, and reorganization items, considered necessary for a fair statement of results for the interim periods presented.

Due to the impact of our Chapter 11 proceedings, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the two months ended June 30, 2007 and the one and four months ended April 30, 2007 are not necessarily indicative of operating results for the entire year.

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

In September 2006, the FASB issued SFAS 157. This statement, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on April 30, 2007 in connection with our adoption of fresh start reporting.  For our presentation associated with our recurring and nonrecurring fair value measurements, see Note 12.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of tickets to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying Consolidated Statements of Operations and recorded as a liability until remitted to the respective taxing authority.

Reclassifications

Prior to amending our Visa/MasterCard processing agreement, as described in Note 5, the credit card processor (“Processor”) withheld payment from our receivables and/or required a cash reserve of an amount (“Reserve”) equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard that had not yet been used for travel (the “unflown ticket liability”). The cash portion of the Reserve was recorded in restricted cash on our Consolidated Balance Sheet.

For the two months ended June 30, 2007 and the four months ended April 30, 2007, the change in the cash portion of the Reserve is reported as a component of operating activities on our Condensed Consolidated Statements of Cash Flows to better reflect the nature of the restricted cash activities. For the six months ended June 30, 2006, we presented such change as an investing activity. We have reclassified prior period amounts to be consistent with the current period presentation. For the six months ended June 30, 2006, these reclassifications resulted in a $177 million decrease to cash flows from operating activities and a corresponding increase to cash flows from investing activities from the amounts previously reported.

Upon emergence and as a result of the adoption of fresh start reporting, we changed the classification of certain items in our Consolidated Statements of Operations. We also reclassified prior period amounts to conform to current period presentation. These changes have no impact on net income in any period prior to or subsequent to our emergence. These reclassifications are as follows for the three and six months ended June 30, 2006:

•
In-sourcing revenue. We reclassified $75 million and $136 million, respectively, associated with revenue for our maintenance in-sourcing business to other, net revenue, and reclassified the related costs to (1) salaries and related costs, (2) aircraft maintenance materials and outside repairs and (3) other operating expense. Previously, these revenues and expenses were reflected on a net basis in other operating expense.

•
Delta Global Services, LLC (“DGS”). We reclassified $41 million and $82 million, respectively, associated with salaries for employees at our wholly owned subsidiary, DGS, to salaries and related costs. DGS provides staffing services to both internal and external customers. Previously, these costs were recorded in contracted services.

•	Fuel taxes. We reclassified $31 million and $61 million, respectively, to aircraft fuel expense. Previously, fuel taxes were recorded in other operating expense.

•
Crown Room Club. We reclassified $11 million and $25 million, respectively, associated with the expense of our Crown Room Club operations to several operating expense line items, primarily salaries and related costs and contracted services. Our Crown Room Club provides amenities to members when traveling. Previously, these expenses were recorded net in other, net revenue.

•
Arrangements with Other Airlines. We reclassified to passenger revenue $17 million and $96 million, respectively, of revenue associated with (1) SkyMiles earned or redeemed on other airlines and (2) frequent flyer miles of other airlines earned or redeemed on Delta. Previously, these amounts were reflected in other, net revenue.

Cash and Cash Equivalents

We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue that have not been presented for payment are recorded in accounts payable on our Consolidated Balance Sheets. These amounts totaled $109 million and zero at June 30, 2007 and December 31, 2006, respectively.

Short-Term Investments

At June 30, 2007 and December 31, 2006, our short-term investments were comprised of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record these investments as trading securities at fair value on our Consolidated Balance Sheets. For additional information about our accounting for trading securities, see “Investments in Debt and Equity Securities” in Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Restricted Cash

We have restricted cash, which primarily relates to cash held as collateral by credit card processors and interline clearinghouses to support projected self-insurance obligations. In June 2007, we amended our Visa/MasterCard processing agreement to provide for the return of the then existing Reserve. This Reserve consisted of an $804 million cash reserve and a related $300 million letter of credit. Pursuant to the amendment, the entire cash reserve was returned to us and the letter of credit was terminated. No future holdback or cash reserve is required except in certain circumstances. The $804 million cash reserve was reclassified from restricted cash to cash and cash equivalents. For additional information regarding our amended Visa/MasterCard processing agreement, see Note 5.

Restricted cash included in current assets on our Consolidated Balance Sheets totaled $333 million and $750 million at June 30, 2007 and December 31, 2006, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $15 million and $52 million at June 30, 2007 and December 31, 2006, respectively.

Long-Lived Assets

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their respective estimated useful lives. In connection with our adoption of fresh start reporting, we reduced the net book values of property and equipment to their estimated fair values and revised the estimated useful life of flight equipment. The estimated useful lives for major asset classifications are as follows:

Estimated Useful Life
Asset Classification	Successor	Predecessor
Flight equipment	25-30 years	25 years
Capitalized software	5-7 years	5-7 years
Ground property and equipment	3-40 years	3-40 years
Leasehold improvements	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life
Flight equipment under capital lease	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

Goodwill and Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets from our adoption of fresh start reporting. We recorded $12.5 billion of goodwill upon emergence from bankruptcy.

Identifiable intangible assets consist primarily of our trade name, takeoff and arrival slots, our SkyTeam alliance agreements, marketing agreements, customer relationships and certain contracts. These intangible assets, excluding marketing agreements, customer relationships and certain contracts, are indefinite-lived assets and are not amortized. Marketing agreements, customer relationships and certain contracts are definite-lived intangible assets and are amortized over the expected term of the respective agreements and contracts.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1. We have not performed impairment testing on goodwill and intangible assets subsequent to May 1, 2007, because there have been no events or changes that would indicate that such assets are impaired.

In accordance with SOP 90-7, if we utilize pre-emergence bankruptcy net operating loss (“NOL”) carryforwards, we will sequentially reduce the cost of goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero.  Accordingly, during the two months ended June 30, 2007, we reduced goodwill by $103 million with respect to utilization of pre-emergence NOL carryforwards.

The following table presents information about our intangible assets, including goodwill, at June 30, 2007 and December 31, 2006.

Indefinite-lived intangible assets

	Successor	Predecessor
	June 30, 2007	December 31, 2006
	Gross Carrying	Gross Carrying
(in millions)	Amount	Amount
Goodwill	$12,373	$227
Trade name	880	1
Takeoff and arrival slots	635	71
SkyTeam alliance	480	-
Other	2	-
Total	$14,370	$299

Definite-lived intangible assets

	Successor			Predecessor
	June 30, 2007			December 31, 2006
	Estimated	Gross Carrying	Accumulated	Estimated	Gross Carrying	Accumulated
(in millions)	life	Amount	Amortization	life	Amount	Amortization
Marketing agreements	4 years	$710	$(32)		$-	$-
Contracts	17 to 34 years	205	(3)		-	-
Customer relationships	4 years	40	-		-	-
Operating rights		-	-	9 to 19 years	121	(104)
Other	1 year	1	-	3 to 5 years	3	(3)
Total		$956	$(35)		$124	$(107)

The following table summarizes the expected amortization expense for the definite-lived intangible assets:

(in millions)
Six months ending December 31, 2007	$112
2008	217
2009	217
2010	217
2011	18
After 2011	140
Total	$921

Revenue Recognition and Frequent Flyer Program

We recognize revenue from the sale of passenger tickets as air transportation is provided or when the ticket expires unused. Our SkyMiles program offers participants the opportunity to earn travel awards primarily by flying on Delta, Delta Connection carriers and participating airlines. We also sell mileage credits in our frequent flyer program to participating companies such as credit card companies, hotels and car rental agencies.

As a result of the adoption of fresh start reporting, we revalued our SkyMiles frequent flyer award liability to estimated fair value. In accordance with SFAS 157, fair value represents the estimated amount we would pay a third party to assume the obligation for miles expected to be redeemed under the SkyMiles program. These miles were valued based upon the weighted average of amounts paid to SkyTeam alliance members and the equivalent ticket value of similar fares on Delta.

We previously accounted for frequent flyer miles earned on Delta flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis. For additional information concerning the accounting for the SkyMiles program prior to May 1, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Application of Critical Accounting Policies - Frequent Flyer Program” in our Form 10-K.

Upon emergence from bankruptcy, we changed our accounting policy to a deferred revenue model for all frequent flyer miles. We now account for all miles earned and sold as separate deliverables in a multiple element revenue arrangement as prescribed by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Our revenues are generated from the sale of passenger tickets, which includes air transportation and mileage credits. Our revenues are also generated from the sale of miles to other airline and non-airline businesses, which may include a marketing premium.

We use the residual method for revenue recognition.  The fair value of the mileage credit component is determinable based on the selling rate per mile to other SkyTeam alliance members.  The fair values of the air transportation and marketing premium components are not determinable because they are not sold without mileage credits.  Under the residual method, the fair value of the mileage credits is deferred and the remaining portion of the sale is allocated to air transportation or the marketing premium component, as applicable, and is recognized as revenue when the related services are provided.

The value associated with mileage credits that we estimate are not likely to be redeemed in the future is recognized as passenger revenue in proportion to actual mileage redemptions over the period redemptions occur.

3. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

As of June 30, 2007, we had hedged 22% of our projected aircraft fuel requirements for the September 2007 quarter using heating oil zero-cost collar contracts. We have not entered into any fuel hedge contracts for the December 2007 quarter or thereafter.

Prior to the adoption of fresh start reporting, we had recorded as a component of shareowners’ deficit a $46 million unrealized gain related to our fuel hedging program. This gain would have been recognized as an offset to aircraft fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, our accumulated shareowners’ deficit and accumulated other comprehensive loss were reset to zero. Accordingly, fresh start reporting adjustments eliminated the unrealized gain and increased aircraft fuel expense by $25 million for the two months ended June 30, 2007.

Gains (losses) recorded on our Consolidated Statements of Operations for the two months ended June 30, 2007, one month ended April 30, 2007 and three months ended June 30, 2006 related to our fuel hedge contracts are as follows:

	Aircraft fuel and related taxes			Other income (expense)
	Successor	Predecessor		Successor	Predecessor
	Two Months	One Month	Three Months	Two Months	One Month	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	April 30,	June 30,	June 30,	April 30,	June 30,
(in millions)	2007	2007	2006	2007	2007	2006
Open fuel hedge contracts	$-	$-	$-	$2	$(7)	$7
Settled fuel hedge contracts	4	10	1	-	(2)	-
Total	$4	$10	$1	$2	$(9)	$7

Gains (losses) recorded on our Consolidated Statements of Operations for the two months ended June 30, 2007, four months ended April 30, 2007 and six months ended June 30, 2006 related to our fuel hedge contracts are as follows:

	Aircraft fuel and related taxes			Other income (expense)
	Successor	Predecessor		Successor	Predecessor
	Two Months	Four Months	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	April 30,	June 30,	June 30,	April 30,	June 30,
(in millions)	2007	2007	2006	2007	2007	2006
Open fuel hedge contracts	$-	$-	$-	$2	$15	$7
Settled fuel hedge contracts	4	(8)	4	-	(1)	-
Total	$4	$(8)	$4	$2	$14	$7

Our open fuel hedge contracts at June 30, 2007 had an estimated fair value gain of $37 million, which we recorded in prepaid expenses and other on our Consolidated Balance Sheet. For additional information about our fuel hedging program, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

4. DEBT

The following table summarizes our debt at June 30, 2007 and December 31, 2006:

	Successor	Predecessor
(in millions)	June 30, 2007	December 31, 2006
Senior Secured(1)
Senior Secured Exit Financing Facility(2)
7.36% First-Lien Synthetic Revolving Facility due April 30, 2012	$600	$—
8.61% Second-Lien Term Loan due April 30, 2014	900	—
	1,500	—
Secured Super-Priority Debtor-in-Possession Credit Agreement(2)
8.12% GE DIP Credit Facility Term Loan A due March 16, 2008	—	600
10.12% GE DIP Credit Facility Term Loan B due March 16, 2008	—	700
12.87% GE DIP Credit Facility Term Loan C due March 16, 2008	—	600
	—	1,900
Other senior secured debt(2)
14.11% Amex Facility Note due in installments during 2007	—	176
	—	176
Secured(1)
Series 2000-1 Enhanced Equipment Trust Certificates
7.38% Class A-1 due in installments from 2007 to May 18, 2010	120	136
7.57% Class A-2 due November 18, 2010	738	738
7.92% Class B due November 18, 2010	182	182
	1,040	1,056
Series 2001-1 Enhanced Equipment Trust Certificates
6.62% Class A-1 due in installments from 2007 to March 18, 2011	130	130
7.11% Class A-2 due September 18, 2011	571	571
7.71% Class B due September 18, 2011	207	207
	908	908
Series 2001-2 Enhanced Equipment Trust Certificates(2)
7.06% Class A due in installments from 2007 to December 18, 2011	298	313
8.26% Class B due in installments from 2007 to December 18, 2011	131	145
9.61% Class C due in installments from 2007 to December 18, 2011	58	64
	487	522
Series 2002-1 Enhanced Equipment Trust Certificates
6.72% Class G-1 due in installments from 2007 to January 2, 2023	421	454
6.42% Class G-2 due July 2, 2012	370	370
7.78% Class C due in installments from 2007 to January 2, 2012	95	111
	886	935
Series 2003-1 Enhanced Equipment Trust Certificates(2)
6.11% Class G due in installments from 2007 to January 25, 2008	279	291
9.11% Class C due in installments from 2007 to January 25, 2008	135	135
	414	426

	Successor	Predecessor
(in millions)	June 30, 2007	December 31, 2006
General Electric Capital Corporation(2)(3)(4)
9.85% Notes due in installments from 2007 to July 7, 2011	153	168
9.85% Notes due in installments from 2007 to July 7, 2011	109	119
9.85% Notes due in installments from 2007 to July 7, 2011	246	271
	508	558
Other secured debt(2)
8.86% Senior Secured Notes due in installments from 2007 to September 29, 2012	175	189
5.00% to 8.83% Other secured financings due in installments from 2007 to June 19, 2021(5)(6)	1,040	1,354
Total senior secured and secured debt	$6,958	$8,024
Unsecured(5)
Massachusetts Port Authority Special Facilities Revenue Bonds
5.0-5.5% Series 2001A due in installments from 2012 to January 1, 2027	$—	$338
4.25% Series 2001B due in installments from 2027 to January 1, 2031(2)	—	80
4.3% Series 2001C due in installments from 2027 to January 1, 2031(2)	—	80
8.75% Boston Terminal A due in installments from 2007 to June 30, 2016	204	—
Development Authority of Clayton County, loan agreement(2)
3.82% Series 2000A due June 1, 2029	65	65
3.89% Series 2000B due May 1, 2035	110	110
3.89% Series 2000C due May 1, 2035	120	120
Other unsecured debt
7.7% Notes due December 15, 2005	—	122
7.9% Notes due December 15, 2009	—	499
9.75% Debentures due May 15, 2021	—	106
8.3% Notes due December 15, 2029	—	925
8.125% Notes due July 1, 2039	—	538
10.0% Senior Notes due August 15, 2008	—	248
8.0% Convertible Senior Notes due June 3, 2023	—	350
2 7/8% Convertible Senior Notes due February 18, 2024	—	325
3.01% to 8.00% Other unsecured debt due in installments from 2007 to December 1, 2030	72	703
Total unsecured debt	571	4,609
Total secured and unsecured debt, including liabilities subject to compromise	7,529	12,633
Plus: unamortized premiums, net	214	—
Total secured and unsecured debt, including liabilities subject to compromise	7,743	12,633
Less: pre-petition debt classified as liabilities subject to compromise(5)(6)	—	(4,945)
Total debt	7,743	7,688
Less: current maturities	(1,305)	(1,466)
Total long-term debt	$6,438	$6,222

(1)
Our senior secured debt and secured debt is collateralized by first liens, and in many cases second and junior liens, on substantially all of our assets, including but not limited to accounts receivable, owned aircraft, certain spare engines, certain spare parts, certain flight simulators, ground equipment, landing slots, international routes, equity interests in certain of our domestic subsidiaries, intellectual property and real property. For more information on the Senior Secured Exit Financing Facility, see “Exit Financing” in this Note.

(2)
Our variable interest rate long-term debt is shown using interest rates which represent LIBOR or Commercial Paper plus a specified margin, as provided for in the related agreements. The rates shown were in effect at June 30, 2007, if applicable. For our long-term debt discharged as part of our emergence from bankruptcy, the rates shown were in effect at December 31, 2006.

(3)
For information about the letters of credit issued by, and our related reimbursement obligation to, General Electric Capital Corporation (“GECC”), see “Letter of Credit Enhanced Special Facility Bonds” and “Reimbursement Agreement and Other GECC Agreements” in Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

(4)	For additional information about this debt, as amended, see “Reimbursement Agreement and Other GECC Agreements” in Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

(5)
In accordance with SOP 90-7, substantially all of our unsecured debt had been classified as liabilities subject to compromise at December 31, 2006. Additionally, certain of our undersecured debt had been classified as liabilities subject to compromise at December 31, 2006. For more information on liabilities subject to compromise, see Note 1.

(6)
Certain of our secured and undersecured debt, which was classified as liabilities subject to compromise at December 31, 2006, has been reclassified from liabilities subject to compromise to long-term debt or converted to operating leases as of June 30, 2007 in connection with restructuring initiatives during our Chapter 11 reorganization.

Future Maturities

The following table summarizes the contractual maturities of our debt, including current maturities, at June 30, 2007:

Years Ending December 31, (in millions)	Principal Amount
Six months ending December 31, 2007	$515
2008	982
2009	487
2010	1,392
2011	1,389
After 2011	2,978
Total	$7,743

Exit Financing

On April 30, 2007 (the “Closing Date”), we entered into the Exit Facilities to borrow up to $2.5 billion from a syndicate of lenders. Proceeds from a portion of the Exit Facilities and existing cash were used to repay the DIP Facility. The remainder of the proceeds from the Exit Facilities and the letters of credit issued thereunder are available for general corporate purposes.

The Exit Facilities consist of a $1.0 billion first-lien revolving credit facility, up to $400 million of which may be used for the issuance of letters of credit (the “Revolving Facility”), a $600 million first-lien synthetic revolving facility (the “Synthetic Facility”) (together with the Revolving Facility, the “First-Lien Facilities”), and a $900 million second-lien term loan facility (the “Term Loan” or the “Second-Lien Facility”). The scheduled maturity dates for the First-Lien Facilities and the Second-Lien Facility are the fifth and seventh anniversaries, respectively, of the Closing Date of the Exit Facilities.

The First-Lien Facilities bear interest, at our option, at LIBOR plus 2.0% or an index rate plus 1.0%; the Second-Lien Facility bears interest, at our option, at LIBOR plus 3.25% or an index rate plus 2.25%. Interest is payable (1) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or any longer period available to all lenders under the relevant facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (2) with respect to indexed loans, quarterly in arrears.

Our obligations under the Exit Facilities are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The Exit Facilities and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets that previously secured the DIP Facility on a first priority basis (the “Collateral”). The First-Lien Facilities are secured by a first priority security interest in the Collateral. The Second-Lien Facility is secured by a second priority security interest in the Collateral.

We are required to make mandatory repayments of the Exit Facilities, subject to certain reinvestment rights, from the sale of any Collateral or receipt of insurance proceeds in respect of any Collateral in the event we fail to maintain the minimum collateral coverage ratios described below. Any portion of the Exit Facilities that is repaid through mandatory prepayments may not be reborrowed. Any portion of the Term Loan that is voluntarily repaid may also not be reborrowed.

The Exit Facilities include affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional secured indebtedness, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants provide us with increased financial and operating flexibility as compared to the DIP Facility, but may still have a material adverse impact on our operations.

The Exit Facilities contain financial covenants that require us to:

•
maintain a minimum fixed charge coverage ratio (defined as the ratio of (1) earnings before interest, taxes, depreciation, amortization and aircraft rent, and subject to other adjustments to net income (“EBITDAR”) to (2) the sum of gross cash interest expense, cash aircraft rent expense and the interest portion of our capitalized lease obligations, for successive trailing 12-month periods ending at each quarter-end date through the maturity date of the respective Exit Facilities), which minimum ratio will range from 1.00:1 to 1.20:1 in the case of the First-Lien Facilities and from 0.85:1 to 1.02:1 in the case of the Second-Lien Facility;

•
maintain unrestricted cash, cash equivalents and short-term investments of not less than $750 million in the case of the First-Lien Facilities and $650 million in the case of the Second-Lien Facility, in each case at all times following the 30th day after the Closing Date;

•
maintain a minimum total collateral coverage ratio (defined as the ratio of (1) certain of our Collateral that meets specified eligibility standards (“Eligible Collateral”) to (2) the sum of the aggregate outstanding exposure under the First-Lien Facilities and the Second-Lien Facility and the aggregate termination value of certain hedging agreements) of 125% at all times; and

•
in the case of the First-Lien Facilities, also maintain a minimum first-lien collateral coverage ratio (together with the total collateral coverage ratio described above, the “collateral coverage ratios”) (defined as the ratio of (1) Eligible Collateral to (2) the sum of the aggregate outstanding exposure under the First Lien Facilities and the aggregate termination value of certain hedging agreements) of 175% at all times.

The Exit Facilities contain events of default customary for Chapter 11 exit financings, including cross-defaults to other material indebtedness and certain change of control events. The Exit Facilities also include events of default specific to our business, including if all or substantially all of our flights and other operations are suspended for more than two consecutive days (other than as a result of a Federal Aviation Administration (the “FAA”) suspension due to extraordinary events similarly affecting other major U.S. air carriers). Upon the occurrence of an event of default, the outstanding obligations under the Exit Facilities may be accelerated and become due and payable immediately.

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

As part of our Chapter 11 proceedings, we entered into a settlement agreement with Massport, the bond trustee and the bond insurer providing, among other things, for a reduction in our leasehold premises, the ability to return some additional space in 2007 and 2011, the reduction of our lease term to ten years and the elimination of the guarantee of debt service. On February 14, 2007, the Bankruptcy Court approved the settlement agreement, the assumption of the amended lease and the restructuring of related agreements.

Due to the settlement with Massport, we derecognized $498 million of debt associated with the Special Facility Revenue Bonds offset in part primarily by (1) $155 million in asset charges related to a reduction in space and (2) $134 million associated with the recording of new debt. As a result, we recorded a net reorganization gain of $126 million for the three months ended March 31, 2007.

In connection with our adoption of fresh start reporting, the remaining Massport assets and debt were revalued at estimated fair value, resulting in (1) a $70 million increase in the fair value of the debt and (2) a $41 million reduction in the fair value of the assets.

Cincinnati Airport Settlement

On April 24, 2007, the Bankruptcy Court approved the Cincinnati Airport Settlement Agreement with the Kenton County Airport Board (“KCAB”) and UMB Bank, N.A., the trustee (the “Bond Trustee”) for the Series 1992 Bonds (as defined below), to restructure certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport”). The Series 1992 Bonds include: (1) the $419 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series A (Delta Air Lines, Inc. Project), $397 million of which were then outstanding; and (2) the $19 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series B (Delta Air Lines, Inc. Project), $16 million of which were then outstanding.

The Cincinnati Airport Settlement Agreement, among other things:

•	provides for agreements under which we will continue to use certain facilities at the Cincinnati Airport at substantially reduced costs;

•	settles all disputes among us, the KCAB, the Bond Trustee and the former, present and future holders of the 1992 Bonds (the “1992 Bondholders”);

•	gives the Bond Trustee, on behalf of the 1992 Bondholders, a $260 million allowed general, unsecured pre-petition claim in our bankruptcy proceedings; and

•	provides for our issuance of $66 million principal amount of senior unsecured notes to the Bond Trustee on behalf of the 1992 Bondholders.

A small number of 1992 Bondholders (the “Objecting Bondholders”) is challenging the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). We cannot predict the outcome of this litigation. On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms.

Other

The Exit Facilities contain certain affirmative, negative and financial covenants, which are described above. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. For additional information about our war-risk insurance currently provided by the U.S. Government, see Note 5.

We were in compliance with these covenant requirements at June 30, 2007.

5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of June 30, 2007 are estimated to be approximately $3.5 billion. The following table shows the timing of these commitments:

Year Ending December 31, (in millions)	Amount
Six months ending December 31, 2007	$576
2008	1,207
2009	1,050
2010	712
Total	$3,545

Our aircraft order commitments as of June 30, 2007 consist of firm orders to purchase six B-777-200LR aircraft, 10 B-737-700 aircraft, 46 B-737-800 aircraft and 28 CRJ-900 aircraft as discussed below. Our firm orders to purchase 46 B-737-800 aircraft include 44 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. These sales will reduce our future commitments by approximately $1.8 billion during the period from the six months ending December 31, 2007 through 2010.

We entered into agreements with Bombardier (1) in January 2007 to purchase 30 CRJ-900 aircraft for delivery between September 2007 and February 2010 (the “January 2007 Agreement”) and (2) in May 2007 to purchase 14 CRJ-900 aircraft for delivery between August 2007 and February 2008. These aircraft will be delivered in two-class, 76 seat configuration. We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for these orders.

We expect these aircraft will be operated by regional air carriers under our contract carrier agreements. Our agreements with Bombardier permit us to assign to other carriers our CRJ-900 aircraft orders and related support provisions. In April 2007, we assigned to a regional air carrier our orders to purchase 16 CRJ-900 aircraft under the January 2007 Agreement (the “CRJ-900 Assigned Aircraft”). The remaining 14 CRJ-900 aircraft under the January 2007 Agreement will be delivered between September 2007 and May 2009.

The above table does not include any commitments by us for the CRJ-900 Assigned Aircraft because the regional air carrier is required to purchase and make the related payments for those aircraft. While we would be required to purchase the CRJ-900 Assigned Aircraft in the event of a default by the regional air carrier of its purchase obligation, we currently believe such an event is not likely.

We have also entered into agreements to lease 10 B-757-200ER aircraft. We took delivery of two of these aircraft in July 2007. The remaining eight aircraft will be delivered to us from July 2007 through November 2007. We will lease each of these aircraft for seven years and three months.

We have also signed a letter of intent with a third party to lease three B-757-200ER aircraft, which would be delivered to us in the first quarter of 2008, or such earlier dates as the parties may agree, and will be leased for five years. This transaction is subject to the completion of definitive documentation.

In July 2007, we exercised an option to purchase an additional B-777-200LR aircraft.

Contract Carrier Agreements

Delta Connection Carriers

As of June 30, 2007, we had contract carrier agreements with ten regional air carriers (“Connection Carriers”), including our wholly owned subsidiary, Comair, and nine unaffiliated carriers.

Capacity Purchase Agreements. During the two months ended June 30, 2007 and the four months ended April 30, 2007, six carriers operated as contract carriers for us (in addition to Comair) pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. We have entered into more than one capacity purchase agreement with two of these carriers.

The following table shows, by carrier and contract, (1) the number of aircraft in Delta Connection operation as of June 30, 2007, (2) the number of aircraft scheduled to be in Delta Connection operation as of December 31, 2007, (3) the number of aircraft scheduled to be in Delta Connection operation immediately prior to the expiration date of the agreement and (4) the expiration date of the agreement:

Carrier	Aircraft in Operation as of June 30, 2007	Number of Aircraft Scheduled to be in Operation as of December 31, 2007	Number of Aircraft Scheduled to be in Operation Immediately Prior to the Expiration Date of the Agreement	Expiration Date of Agreement
Atlantic Southeast Airlines, Inc. (“ASA”)	153	153	149	2020
SkyWest Airlines, Inc. (“SkyWest”)	78	82	82	2020
SkyWest/ASA	8	12	12	2012
Chautauqua	39	39	24	2016
Freedom (ERJ-145 aircraft)(1)	33	36	22	2017
Freedom (CRJ-900 aircraft)(1)	—	2	14	2017
Freedom (Dash 8 Turboprop aircraft)(1)	9	—	9	2007
Shuttle America	16	16	16	2019
ExpressJet Airlines, Inc. (“ExpressJet”)	7	10	10	2009
Pinnacle Airlines, Inc.	—	1	16	2019

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

(1)
We have separate agreements with Freedom that involve different aircraft types, expiration dates and terms. These agreements are shown separately to illustrate the variance in the number of aircraft that will be operated during the term of each agreement.

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under capacity purchase agreements with the following six unaffiliated regional air carriers for the three and six months ended June 30, 2007 and June 30, 2006:

•	ASA, SkyWest, Chautauqua, Freedom and Shuttle America for all periods presented; and

•	ExpressJet from February 27, 2007 to June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
ASMs	4,427	3,805	8,682	7,277
RPMs	3,528	3,004	6,779	5,714
Number of aircraft operated, end of period	343	289	343	289

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

Revenue Proration Agreements. We have revenue proration agreements with American Eagle Airlines, Inc., Big Sky Airlines and ExpressJet. These agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

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

We estimate that the total fair values, determined as of June 30, 2007, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are $497 million and $353 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $44 million and $66 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to antitrust matters, employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 43 passengers. A number of lawsuits also name Delta as a defendant. Additional lawsuits on behalf of the four remaining passengers are anticipated. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of June 30, 2007, settlements have been reached with the families of six of the 43 passengers on whose behalf lawsuits were filed. Lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky on behalf of 13 passengers, and in state court in Fayette County, Kentucky, on behalf of 23 passengers. One lawsuit was filed in state court in Broward County, Florida, and removed to the U.S. District Court for the Southern District of Florida by Comair. A motion is currently pending in federal court in Florida to transfer the case filed in Florida to the federal court in Kentucky. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

Comair and Delta continue to pursue settlement negotiations with the plaintiffs in these lawsuits. The six settled cases have been dismissed with prejudice.

Comair has filed actions in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the FAA), and in state court in Fayette County, Kentucky, against the Lexington Airport Board and certain other Lexington airport defendants. These actions seek to apportion liability for damages arising from this accident among all responsible parties.

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

Credit Card Processing Agreements

Visa/Mastercard Processing Agreement

On June 8, 2007, we entered into an amended and restated Visa/MasterCard credit card processing agreement (the “Amended Processing Agreement”) that, among other things, resulted in the release by the Processor of the Reserve under the agreement and extended the term of the agreement to October 31, 2008.

Prior to the amendment, the Processor was permitted to withhold payment from our receivables for the Reserve. The Processing Agreement also allowed us to substitute a letter of credit, which was issued by Merrill Lynch, for a portion of the Reserve equal to the lesser of $300 million and 45% of the unflown ticket liability.

Including the letter of credit, the Reserve, which adjusted daily, totaled approximately $1.1 billion prior to entering into the Amended Processing Agreement. On May 31, 2007, Delta and the Processor entered into a letter agreement pursuant to which the Processor surrendered the letter of credit and correspondingly reduced the amount of the Reserve. Upon entering into the Amended Processing Agreement, the Processor returned to us the remaining $804 million Reserve.

The Amended Processing Agreement provides that no future Reserve is required except in certain circumstances, including events that in the reasonable determination of the Processor would have a material adverse effect on us.

Further, if either we or the Processor determines not to extend the term of the Amended Processing Agreement beyond October 31, 2008, then the Processor may maintain a Reserve during the period of 90 days before the expiration date of the agreement. The Reserve would equal approximately 100% of the value of tickets for which we had received payment under the Amended Processing Agreement, but which have not been used for travel, unless we have unrestricted cash above a level specified in the Amended Processing Agreement. Such a Reserve would be released to us following termination of the Amended Processing Agreement as tickets are used for travel.

American Express

Our American Express credit card processing agreement, entered into in 2004 and amended in 2005, provides that American Express is permitted to withhold our receivables in certain circumstances. These circumstances include a material increase in the risk that we will be unable to meet our obligations under the agreement or our business undergoing a material adverse change.  No amounts were withheld as of June 30, 2007 and December 31, 2006.

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

Employees Under Collective Bargaining Agreements

At June 30, 2007, we had a total of 55,542 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions. The following table presents certain information concerning the union representation of our active domestic employees as of June 30, 2007.

Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	6,050	ALPA	December 31, 2009
Delta Flight Superintendents	180	PAFCA(1)	January 1, 2010
Comair Pilots	1,560	ALPA	March 2, 2011
Comair Maintenance Employees	520	IAM(2)	December 31, 2010
Comair Flight Attendants	910	IBT(3)	December 31, 2010

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

(1)	PAFCA - Professional Airline Flight Controllers’ Association

(2)	IAM - International Association of Machinists and Aerospace Workers

(3)	IBT - International Brotherhood of Teamsters

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends to September 30, 2007, and the Secretary of Transportation may extend coverage through December 31, 2007. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Fuel Inventory Supply Agreement

In 2006, we entered into an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron became the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area. The agreement with Aron has six-month terms that automatically renew unless terminated by either party thirty days prior to the end of any six-month period, and the agreement will terminate on its third anniversary. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all jet fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all jet fuel inventory that is in transit to these airports as well as to the three New York City area airports.   Our cost to purchase such inventory may be material.

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

6. FLEET INFORMATION

Our active fleet, orders, options and rolling options at June 30, 2007 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders		Options	Rolling Options
B-737-700	—	—	—	—	—	10		—	—
B-737-800	71	—	—	71	6.7	46	(1)	60	120
B-757-200	68	34	19	121	15.8	—		—	—
B-767-300	4	—	20	24	16.9	—		—	—
B-767-300ER	50	—	9	59	11.3	—		10	1
B-767-400ER	21	—	—	21	6.3	—		17	—
B-777-200ER	8	—	—	8	7.4	—		—	—
B-777-200LR	—	—	—	—	—	6		11	12
MD-88	63	32	25	120	17.0	—		—	—
MD-90	16	—	—	16	11.6	—		—	—
CRJ-100	10	38	51	99	9.7	—		—	—
CRJ-200	5	—	12	17	5.0	—		25	—
CRJ-700	17	—	—	17	3.7	—		29	—
CRJ-900	—	—	—	—	—	28	(2)	30	—
Total	333	104	136	573	12.2	90		182	133

The table above was not subject to the review procedures of our Independent Registered Public Accounting  Firm.

(1)	Includes 44 aircraft which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.

(2)	Excludes 16 aircraft orders we assigned to a regional air carrier in April 2007. See “Aircraft Order Commitments” in Note 5 for additional information regarding this matter.

7. EMPLOYEE BENEFIT PLANS

Net Periodic (Benefit) Cost

Net periodic (benefit) cost for the two months ended June 30, 2007, one month and four months ended April 30, 2007 and the three and six months ended June 30, 2006 included the following components:

	Pension Benefits
	Successor	Predecessor		Successor	Predecessor
	Two Months	One Month	Three Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	April 30,	June 30,	June 30,	April 30,	June 30,
(in millions)	2007	2007	2006	2007	2007	2006

Service cost	$-	$-	$-	$-	$-	$35
Interest cost	74	36	178	74	145	356
Expected return on plan assets	(70)	(32)	(130)	(70)	(129)	(260)
Amortization of prior service cost	-	-	-	-	-	1
Recognized net actuarial loss	-	5	57	-	19	114
Settlement gain on termination	-	(30)	-	-	(30)	-
Revaluation of liability	-	(143)	-	-	(143)	-
Net periodic (benefit) cost	$4	$(164)	$105	$4	$(138)	$246

	Other Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Two Months	One Month	Three Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	April 30,	June 30,	June 30,	April 30,	June 30,
(in millions)	2007	2007	2006	2007	2007	2006

Service cost	$2	$1	$5	$2	$4	$10
Interest cost	10	5	25	10	21	49
Amortization of prior service benefit	-	(8)	(10)	-	(31)	(21)
Recognized net actuarial loss	-	2	2	-	8	4
Revaluation of liability	-	49	-	-	49	-
Net periodic cost	$12	$49	$22	$12	$51	$42

	Other Postemployment Benefits
	Successor	Predecessor		Successor	Predecessor
	Two Months	One Month	Three Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	April 30,	June 30,	June 30,	April 30,	June 30,
(in millions)	2007	2007	2006	2007	2007	2006

Service cost	$5	$3	$13	$5	$8	$27
Interest cost	21	10	31	21	41	62
Expected return on plan assets	(26)	(13)	(41)	(26)	(51)	(81)
Amortization of prior service benefit	-	-	-	-	(2)	-
Recognized net actuarial loss	-	1	3	-	5	6
Revaluation of liability	-	(273)	-	-	(273)	-
Net periodic (benefit) cost	$-	$(272)	$6	$-	$(272)	$14

Revaluation of Benefit Plans

In accordance with fresh start reporting, we completed a revaluation of the pension, postretirement, and postemployment liabilities upon emergence from bankruptcy on April 30, 2007, resulting in a net reorganization gain of $367 million. The weighted average discount rate used in our revaluation at April 30, 2007 was 5.96%, as compared to the weighted average discount rate of 5.88% as of our last measurement date, September 30, 2006. In connection with this revaluation, we also early adopted the requirements under SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS 158”), to measure the funded status of our plans as of the date of the remeasurement, eliminating our early measurement date.

Non-Qualified Plans

We sponsored non-qualified defined benefit pension plans for eligible non-pilot employees (“Non-Qualified Plans”). Almost all pension benefits under the Non-Qualified Plans accrued prior to our Chapter 11 filing. Because we did not seek authority from the Bankruptcy Court to pay those pre-petition benefits, we were precluded from doing so during our Chapter 11 proceedings. We rejected the Non-Qualified Plans as a part of our Plan. As a result, no further benefits will be paid from the Non-Qualified Plans.

In April 2007, we recorded a settlement gain of $30 million in reorganization items, net, related to the rejection of the Non-Qualified Plans, derecognizing the accrued pension liability and amounts in other comprehensive loss. We also adjusted our accrual for the allowed general, unsecured claim that participants in the Non-Qualified Plans received by recording a charge of $41 million to reorganization items, net. The $30 million reversal of the pension liability and the recording of the additional $41 million in claims resulted in net increase of $11 million in liabilities subject to compromise.

Cash Flows

For the six months ended June 30, 2007, we contributed $50 million to our Non-pilot Plan and $8 million to a separate frozen qualified defined benefit pension plan for certain pilots formerly employed by Western Air Lines (the “Western Plan”). Pursuant to our settlement agreement with the PBGC, we have initiated a standard termination of the Western Plan.

For the six months ended June 30, 2007, we contributed $75 million to our defined contribution pension plans. This does not include the portion of the proceeds of ALPA’s allowed general, unsecured claim that we contributed to the Delta Family-Care Savings Plan under our agreement with ALPA.

For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at June 30, 2007 and December 31, 2006. The components are estimates and are subject to revision, which could be significant.

	Successor	Predecessor
(in millions)	June 30, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$3,217	$2,921
Additional minimum pension liability	—	615
AMT credit carryforward	346	346
Employee benefits	1,078	2,898
Deferred revenue	1,318	311
Other temporary differences (primarily reorganization charges)	2,566	2,183
Valuation allowance	(4,835)	(5,169)
Total deferred tax assets	$3,690	$4,105

Deferred tax liabilities:
Depreciation	$3,158	$3,870
Intangibles	1,092	(20)
Other	211	259
Total deferred tax liabilities	$4,461	$4,109

The following table shows the current and noncurrent deferred tax assets (liabilities) recorded on our Consolidated Balance Sheets at June 30, 2007 and December 31, 2006:

	Successor	Predecessor
(in millions)	June 30, 2007	December 31, 2006
Current deferred tax assets, net	$731	$402
Noncurrent deferred tax liabilities, net	(1,502)	(406)
Net deferred tax liabilities	$(771)	$(4)

The current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not based on a component of our balance sheet, such as our NOL carryforwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

The provision for income taxes has been calculated and presented on our Consolidated Statements of Operations for the two months ended June 30, 2007 as if our earnings were fully taxable.  The amount of income taxes payable is determined after utilizing pre-emergence bankruptcy NOL carryforwards.  Under SOP 90-7, the tax benefit for the utilization of these NOL carryforwards must be recognized as a reduction of intangibles rather than a reduction of the provision for income taxes.

At June 30, 2007, we had (1) $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire, and (2) approximately $8.5 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022. As a result of our emergence from bankruptcy, the federal and state NOL carryforwards were reduced by discharge of indebtedness income of approximately $2.4 billion. We have not finalized our assessment of the tax effects of the bankruptcy emergence and this estimate, as well as the Plan’s overall effect on all tax attributes, is subject to revision, which could be significant.

As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our AMT credit or NOLs in the carryforward period.

We adopted FIN 48 on January 1, 2007, at which time the total amount of unrecognized tax benefit on the Consolidated Balance Sheet was $217 million. Included in the total unrecognized tax benefits was $86 million of tax benefits that, if recognized, would affect the effective tax rate.

The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at June 30, 2007 is $215 million.  Included in the total unrecognized tax benefits are $49 million of tax benefits that if recognized, would affect the effective tax rate.

We accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.  As of January 1, 2007, we had $65 million for the payment of interest accrued and $5 million for the payment of penalties.  Upon adoption of FIN 48 on January 1, 2007, we increased our accrual for interest and penalties by $4 million.

We are currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. It is reasonably possible the audit will conclude in 2007, resulting in a change to our total unrecognized tax benefit of approximately $130 million.

It is also reasonably possible that during 2007 the settlement of bankruptcy claims and audits will result in significant changes to the amount of unrecognized tax benefits on the Consolidated Balance Sheet. At this time, we cannot estimate the range of the reasonably possible outcomes.

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) primarily includes (1) our reported net income (loss), (2) changes in our unrecognized pension, postretirement, and postemployment benefit liabilities, (3) changes in our deferred tax asset valuation allowance related to our unrecognized pension, postretirement, and postemployment liabilities and (4) changes in the effective portion of our open fuel hedge contracts, which qualify for hedge accounting.

2007

The following table shows our comprehensive income (loss) for the two months ended June 30, 2007 and one month and four months ended April 30, 2007.

(in millions)	Unrecognized Pension Liability	Fuel Derivative Instruments	Marketable Equity Securities	Valuation Allowance	Total
Balance at January 1, 2007 (Predecessor)	$(727)	$(23)	$2	$230	$(518)
Unrealized gain	—	68	—	—	68
Realized loss	—	9	—	—	9
Balance at March 31, 2007 (Predecessor)	(727)	54	2	230	(441)
SFAS 158	6	—	—	—	6
Unrealized gain	—	2	—	—	2
Realized gain	—	(10)	—	—	(10)
Balance at April 30, 2007 (Predecessor)	(721)	46	2	230	(443)
Elimination of Predecessor other comprehensive loss	721	(46)	(2)	(230)	443
Unrealized gain	—	5	—	—	5
Realized gain	—	3	—	—	3
Tax effect	—	(3)	—	3	—
Net of tax	—	5	—	3	8
Balance at June 30, 2007 (Successor)	$—	$5	$—	$3	$8

2006

The following table shows our comprehensive (loss) for the three and six months ended June 30, 2006.

	Predecessor
(in millions)	Additional Minimum Pension Liability	Unrecognized Pension Liability	Fuel Derivative Instruments	Marketable Equity Securities	Valuation Allowance	Total
Balance at January 1, 2006	$(2,553)	$—	$—	$1	$(170)	$(2,722)
Unrealized gain	—	—	1	—	—	1
Balance at March 31, 2006	(2,553)	—	1	1	(170)	(2,721)
Unrealized gain	—	—	3	—	—	3
Realized gain	—	—	(2)	—	—	(2)
Balance at June 30, 2006	$(2,553)	$—	$2	$1	$(170)	$(2,720)

10. EQUITY AND EQUITY BASED COMPENSATION

Equity

Common Stock. On the Effective Date, all common stock issued by the Predecessor was cancelled. In connection with our emergence from bankruptcy, we began issuing shares of new common stock, par value $0.0001 per share, pursuant to the Plan. The new common stock is subject to the terms of our Amended and Restated Certificate of Incorporation (the “New Certificate”), which supersedes the Certificate of Incorporation in effect prior to the Effective Date.

The New Certificate authorizes us to issue a total of 2.0 billion shares of capital stock, of which 1.5 billion may be shares of common stock and 500 million may be shares of preferred stock. The Plan contemplates the issuance of 400 million shares of common stock, consisting of 386 million shares to holders of allowed general, unsecured claims and 14 million shares under the compensation program for our non-contract, non-management employees (the “Non-contract Program”) described below. The Plan also contemplates the issuance of common stock under the compensation program for management employees (the “Management Program”) described below. For additional information regarding the distribution of new common stock under the Plan, see Note 1.

Preferred Stock. The New Certificate provides that preferred stock may be issued in one or more series. It authorizes the Board of Directors (1) to fix the descriptions, powers (including voting powers), preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and (2) to specify the number of shares of any series of preferred stock. At June 30, 2007, no preferred stock was issued and outstanding.

Treasury Stock. In connection with the issuance of common stock to employees under the Plan, we withheld the portion of these shares necessary to cover the employees’ portion of required tax withholdings. See “Stock Grants” below for additional information on the issuance of the common stock under the Non-contract Program. These shares are valued at cost, which equals the market price of the common stock on the date of issuance. At June 30, 2007, there were 6,193,411 shares held in treasury at costs ranging from $18.98 to $20.98 per share.

Equity-Based Compensation

Predecessor. We concluded that all of our stock options would be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion to reject our then outstanding stock options to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in substantially all of our stock options being rejected effective March 31, 2006. As of April 30, 2007, we did not have any stock options outstanding.

Successor. Upon emergence from Chapter 11, we adopted with Bankruptcy Court approval new compensation programs, the Non-contract Program and the Management Program. The Non-contract Program includes the grant of common stock to our approximately 39,000 non-contract, non-management employees. The Management Program covers our approximately 1,200 officers, director level employees and management personnel. Under the Management Program, officers received restricted stock, stock options and performance shares; director level employees received restricted stock and stock options; and management personnel received restricted stock. All of these awards have been made under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the “2007 Plan”) described below. During the two months ended June 30, 2007, the total compensation cost related to the Management Program was $26 million.

The Bankruptcy Court approved the 2007 Plan. Subject to adjustment, up to 30 million shares of common stock are available for awards under the 2007 Plan.

Shares of common stock to be issued under the 2007 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award under the 2007 Plan that is cancelled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan. The following table shows the equity transactions under the 2007 Plan during the two months ended June 30, 2007:

Shares (000)
Authorized under the 2007 Plan	30,000
Awarded(1)	(25,281)
Forfeited	13
Returned to Treasury	5,176
Available for Future Grants	9,908
(1)  Awards include stock grants, restricted stock, stock options and performance shares.

Stock Grants. Under the Plan, 14 million shares of common stock are issuable as a part of the Non-contract Program. As of June 30, 2007, we distributed in excess of 13 million shares of common stock to eligible employees under the Non-contract Program. We will distribute the remaining shares of common stock under the Non-contract Program as eligible employees return to work during 2007. Employees may hold or sell these shares without restriction.

Restricted Stock. We granted approximately seven million shares of restricted stock to eligible employees under the Management Program. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time (the “Restriction”), and that is subject to forfeiture in certain circumstances until the Restriction lapses. The Restriction will lapse in three equal installments six, 18 and 30 months after the Effective Date, subject to the employee’s continued employment on that date. The Restriction on the third installment of the restricted stock will instead lapse 18 months after the Effective Date if, during the period beginning six months and ending 18 months after the Effective Date, the aggregate market value of our outstanding common stock is at least $14.0 billion for ten consecutive trading days.

The following table summarizes restricted stock activity for the two months ended June 30, 2007:

	Shares (000)	Weighted Average Grant-Date Fair Value
Granted	7,015	$20.43
Vested	-	-
Forfeited	(13)	-
Non-vested at June 30, 2007	7,002	$20.43

Stock Options. We granted options to purchase a total of approximately three million shares of common stock to eligible employees under the Management Program. These options (1) have an exercise price equal to the closing price of the common stock on the grant date, (2) generally become exercisable in three equal installments on the first, second, and third anniversary of the Effective Date, subject to the employee’s continued employment and (3) expire on the tenth anniversary of the Effective Date.

The fair value of stock options are determined at the grant date using a Black-Scholes model, which requires us to make several assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. Due to the impact of our bankruptcy on our stock price and employees, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility and expected life assumptions. The volatility assumptions were based on (1) historical volatilities of the stock of comparable airlines whose shares are traded using daily stock price returns equivalent to the expected term of the options and (2) implied volatility. The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration, as allowed by Staff Accounting Bulletin No. 107, “Share Based Payments.”

The weighted average fair value of options granted during the two months ended June 30, 2007 was determined based on the following weighted average assumptions.

Assumption
Risk-free interest rate	4.9%
Average expected life of stock options (in years)	6.0
Expected volatility of common stock	55.0%
Weighted average fair value of a stock option granted	$10.76

The following table summarizes stock option activity for the two months ended June 30, 2007:

	Shares (000)	Weighted Average Exercise Price
Outstanding at the beginning of the period	-	$-
Granted	3,024	18.84
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	3,024	$18.84
Exercisable at the end of the period	-	-

Performance Shares. We granted to eligible employees under the Management Program performance shares with an aggregate target payout opportunity covering approximately one million shares of common stock. These awards are long-term incentives payable in common stock and are contingent upon our achieving certain financial goals for the years ending December 31, 2007, 2008 and 2009, and the occurrence of a contemporaneous payout under the Profit Sharing Program.

11. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing the net income (loss) attributable to common shareowners by the weighted average number of common shares outstanding.  In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan, are considered outstanding common shares and included in the computation of basic earnings per share.  Accordingly, the 386 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic earnings per share for the two months ended June 30, 2007.  For additional information regarding these shares, see Notes 1 and 10.

Diluted earnings (loss) per share include the dilutive effects of stock options and restricted stock. To the extent stock options and restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.

The following table shows our computation of basic and diluted earnings (loss) per share for the two months ended June 30, 2007, the one month and four months ended April 30, 2007 and the three and six months ended June 30, 2006:

	Successor	Predecessor		Successor	Predecessor
	Two Months	One Month	Three Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	April 30,	June 30,	June 30,	April 30,	June 30,
(in millions, except per share data)	2007	2007	2006	2007	2007	2006
Basic:
Net income (loss)	$164	$1,428	$(2,205)	$164	$1,298	$(4,274)
Dividends on allocated Series B ESOP
Convertible Preferred Stock	-	-	-	-	-	(2)
Net income (loss) attributable to
common shareowners	$164	$1,428	$(2,205)	$164	$1,298	$(4,276)
Basic weighted average shares outstanding	393.6	197.3	197.3	393.6	197.3	195.6
Basic earnings (loss) per share	$0.42	$7.24	$(11.18)	$0.42	$6.58	$(21.86)

Diluted:
Net income (loss) attributable to
common shareowners	$164	$1,428	$(2,205)	$164	$1,298	$(4,276)
Gain recognized on the forgiveness
of convertible debt	-	(216)	-	-	(216)	-
Net income (loss) attibutable to common
shareowners assuming conversion	$164	$1,212	$(2,205)	$164	$1,082	$(4,276)

Basic weighted average shares outstanding	393.6	197.3	197.3	393.6	197.3	195.6
Additional shares assuming:
Restricted shares	0.2	-	-	0.2	-	-
Conversion of 8.0% Convertible
Senior Notes	-	12.5	-	-	12.5	-
Conversion of 2 7/8% Convertible
Senior Notes	-	23.9	-	-	23.9	-
Weighted average shares outstanding,
as adjusted	393.8	233.7	197.3	393.8	233.7	195.6
Dilutive earnings (loss) per share	$0.42	$5.19	$(11.18)	$0.42	$4.63	$(21.86)

For the two months ended June 30, 2007, we excluded from our earnings per share calculations all common stock equivalents if their effect is anti-dilutive. These common stock equivalents include options to purchase three million shares of common stock.

For the three and six months ended June 30, 2006, we excluded from our loss per share calculations all common stock equivalents because their effect on earnings per share was anti-dilutive.  These common stock equivalents include 12.5 million and 23.9 million shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, respectively.

12. FAIR VALUE MEASUREMENTS

As described in Note 2, we adopted SFAS 157 upon emerging from bankruptcy. SFAS 157, among other things, defines fair value establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:

(a)	Market approach - prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities
(b)	Cost approach - amount that would be required to replace the service capacity of an asset (replacement cost)
(c)	Income approach - techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities measured at fair value on a recurring basis

(in millions)	Successor June 30, 2007	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Valuation Technique

Short term investments	$1,549	$1,549	$-	(a)
Fuel hedging derivatives	37	-	37	(a)

There were no changes in our valuation technique used to measure asset fair values on a recurring basis.

Assets and liabilities measured at fair value on a nonrecurring basis

(in millions)	Successor May 1, 2007	Significant other observable inputs (Level 2)	Significant (1) unobservable inputs (Level 3)	Valuation technique

Expendable parts and supplies inventories	$241	$241	$-	(a) (b)
Prepaid expense and other	349	349	-	(a) (b) (c)
Net flight equipment and net flight equipment under capital lease	9,833	9,833	-	(a) (b)
Other property and equipment	1,713	1,713	-	(a) (b)
Indefinite-lived intangible assets (2)	1,997	-	1,997	(c)
Definite-lived intangible assets (2)	956	-	956	(c)
Other noncurrent assets	875	875	-	(a) (b) (c)
Debt and obligations under capital lease	6,899	6,899	-	(a) (c)
SkyMiles deferred revenue (3)	3,482	-	3,482	(a)
Accounts payable and other noncurrent liabilities	405	405	-	(a) (c)

(1)
These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenue, expense and airline market conditions. These cash flows were then discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money.

(2)	Intangible assets are identified by asset type in Note 2.

(3)
The fair value of our SkyMiles frequent flyer award liability was determined based on the estimated price we would pay a third party to assume the obligation for miles expected to be redeemed under our SkyMiles program. These miles were valued based upon the weighted average of the equivalent ticket value of similar fares on Delta and the amounts paid to other SkyTeam alliance partners. See Note 2 for the accounting policy related to our SkyMiles frequent flyer program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases were jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” On April 25, 2007, the Bankruptcy Court approved the Debtors’ Joint Plan of Reorganization (the “Plan”).

On April 30, 2007 (the “Effective Date”), we emerged from bankruptcy as a competitive airline with a global network. Our business strategy touches all facets of our operations - the destinations we serve, the way we serve our customers, and the fleet we operate - in order to earn customer preference and continue to improve revenue performance. We intend to remain focused on maintaining the competitive cost structure we obtained from our reorganization to improve our financial position further and achieve long-term stability.

Our reorganization in Chapter 11 involved a fundamental transformation of our business. Shortly after the Petition Date, we outlined a business plan intended to make Delta a simpler, more efficient and more customer focused airline with an improved financial condition. Under this plan, we were seeking $3.0 billion in annual financial improvements by the end of 2007 through revenue increases and cost reductions. As of December 31, 2006, we reached that goal and these improvements are reflected in our Consolidated Financial Statements for 2006. We have achieved and expect to continue to achieve additional financial improvements in 2007.

For additional information regarding our Chapter 11 proceedings, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements and the accompanying Notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K.

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Financial Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting results in our becoming a new entity for financial reporting purposes. Accordingly our Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to our Condensed Consolidated Financial Statements prior to that date.

Fresh start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on our Consolidated Balance Sheet. Deferred taxes are determined in conformity with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). For additional information regarding the impact of fresh start reporting on our Consolidated Balance Sheet as of the Effective Date, see “Fresh Start Consolidated Balance Sheet” in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

References in this Form 10-Q to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Plan; and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Combined Quarterly Financial Results of the Predecessor and Successor

Due to our adoption of fresh start reporting on April 30, 2007, the accompanying Consolidated Statements of Operations include the results of operations for (1) the one month and four months ended April 30, 2007 of the Predecessor and (2) the two months ended June 30, 2007 of the Successor.

For purposes of management’s discussion and analysis of the results of operations in this Form 10-Q, we combined the results of operations for (1) the one month ended April 30, 2007 of the Predecessor with the two months ended June 30, 2007 of the Successor and (2) the four months April 30, 2007 of the Predecessor with the two months ended June 30, 2007 of the Successor. We then compare the combined results of operations for the three and six months ended June 30, 2007 with the corresponding periods in the prior year.

We believe the combined results of operations for the three and six months ended June 30, 2007 provide management and investors with a more meaningful perspective on Delta’s ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the six months ended June 30, 2007.

Fresh Start Adjustments

During the two months ended June 30, 2007, we recorded fresh start reporting adjustments (“Fresh Start Adjustments”) on our Condensed Consolidated Financial Statements that are reflected in our results for the three and six months ended June 30, 2007. These adjustments resulted in a $13 million increase to pre-tax income on our Consolidated Statement of Operations, consisting of:

SkyMiles Frequent Flyer Program. We revalued our frequent flyer award liability to estimated fair value. Fair value represents the estimated price we would pay a third party to assume the obligation of redeeming miles under the SkyMiles program. Fresh Start Adjustments for the SkyMiles program (including the change in accounting policy for that program) increased operating revenue by $42 million. See “Critical Accounting Estimates” below for additional information on the accounting for our SkyMiles program.

Fuel Hedging Gains. Prior to the adoption of fresh start reporting on April 30, 2007, we recorded as a component of shareowners' deficit in other comprehensive income (loss) $46 million of deferred gains related to our fuel hedging program. This gain would have been recognized as an offset to fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, accumulated other comprehensive loss prior to emergence from Chapter 11 was reset to zero. Accordingly, Fresh Start Adjustments resulted in a non-cash increase to fuel expense of $25 million.

Depreciation. We revalued property and equipment to fair value, which reduced the net book value of these assets by $1.0 billion. In addition, we increased the depreciable lives of flight equipment to reflect revised estimated useful lives. As a result, depreciation expense decreased by $31 million.

Amortization of Intangible Assets. We revalued our intangible assets to fair value, which increased the net book value of intangible assets (excluding goodwill) by $2.9 billion, of which $956 million relates to amortizable intangible assets. As a result, we recorded amortization expense of $35 million. For additional information on our intangible assets, see Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Aircraft Maintenance Materials and Outside Repairs. We changed the way we account for certain maintenance parts that were previously capitalized and depreciated.  After emergence, we will expense these parts as they are placed on the aircraft. This change resulted in an increase in aircraft maintenance materials and outside repairs expense of $15 million.

Interest Expense. The revaluation of our debt and capital lease obligations resulted in a decrease in interest expense due to the amortization of premiums from adjusting these obligations to fair value. As a result, interest expense decreased by $7 million.

Other Fresh Start Reporting Adjustments. We recorded other Fresh Start Adjustments relating primarily to the revaluation of our aircraft leases that increased our pre-tax income by $8 million.

Accounting Adjustments

During the March 2006 quarter, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements that affect the comparability of our results for the six months ended June 30, 2007 and 2006. These adjustments resulted in a net non-cash charge of $310 million to our Consolidated Statement of Operations, consisting of:

•
A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at John F. Kennedy International Airport in New York (“JFK”). It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by SFAS No. 13, “Accounting for Leases.”

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

Reclassifications

As described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, we amended our Visa/MasterCard processing agreement to provide for the return of the then existing holdback. For information about the reclassification of changes in the cash portion of the holdback on our Condensed Consolidated Statements of Cash Flows prior to the amendment, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Upon emergence and as a result of fresh start reporting, we changed the classification of certain items on our Consolidated Statements of Operations. We also reclassified prior period amounts to conform to current period presentations. These changes have no impact on net income in any period prior to or subsequent to our emergence from bankruptcy. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information about these reclassifications.

Combined Results of Operations — June 2007 and 2006 Quarters

Net Income (Loss)

We had consolidated net income of $1.6 billion for the June 2007 quarter and a consolidated net loss of $2.2 billion for the June 2006 quarter. The June 2007 quarter results include a $1.3 billion gain to reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy. The June 2006 quarter results include a charge from the $2.1 billion allowed general, unsecured claim received by the Air Line Pilots Association, International (“ALPA”) under our comprehensive agreement reducing pilot labor costs.

Operating Revenue

	Combined	Predecessor
	Three Months	Three Months		%
	Ended	Ended	Increase	Increase
(in millions)	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
Operating Revenue:
Passenger:
Mainline	$3,384	$3,176	$208	7%
Regional affiliates	1,109	1,035	74	7%
Total passenger revenue	4,493	4,211	282	7%
Cargo	118	128	(10)	(8)%
Other, net	392	402	(10)	(2)%
Total operating revenue	$5,003	$4,741	$262	6%

Operating revenue totaled $5.0 billion for the June 2007 quarter, a $262 million, or 6%, increase compared to the June 2006 quarter. Passenger revenue increased 7% on a 1% increase in capacity and 3.1 point increase in load factor. The increase in passenger revenue is primarily due to a rise of 2% and 6% in passenger mile yield and passenger revenue per available seat mile (“PRASM”), respectively. Mainline passenger revenue increased primarily due to (1) strong passenger demand, (2) our increased service to international destinations and (3) increased SkyMiles revenue due to certain Fresh Start Adjustments discussed above. Passenger revenue of regional affiliates increased primarily due to increased flying by our contract carriers, which resulted in a 9% increase in revenue passenger miles (“RPMs”), or traffic, on 7% greater capacity for our regional affiliates.

		Increase (Decrease)
	Combined	Three Months Ended June 30, 2007 vs. 2006
	Three Months				Passenger
	Ended	Passenger			Mile		Load
(in millions)	June 30, 2007	Revenue	RPMs	ASMs	Yield	PRASM	Factor
Passenger Revenue:
North America	$3,208	1%	1%	(5)%	(1)%	6%	5.0
International	1,260	26%	14%	15%	11%	10%	(0.7)
Charter revenue	25	12%	75%	25%	(36)%	(10)%	10.9
Total passenger revenue	$4,493	7%	5%	1%	2%	6%	3.1

North American Passenger Revenue. North American passenger revenue increased 1%, driven by a 5.0 point increase in load factor and 6% increase in PRASM on a 5% decline in capacity. The passenger mile yield decreased 1%. The increases in passenger revenue and PRASM reflect (1) strong passenger demand and (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes. As a result of our efforts to right-size capacity in domestic markets, we increased flying by our contract carriers. For additional information regarding our contract carriers, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

International Passenger Revenue. International passenger revenue increased 26%, generated by a 14% increase in RPMs from a 15% increase in capacity. The passenger mile yield and PRASM increased 11% and 10%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Our mix of domestic versus international capacity was 66% and 34%, respectively, in the June 2007 quarter, compared to 70% and 30%, respectively, in the June 2006 quarter.

Operating Expense

	Combined	Predecessor
	Three Months	Three Months		%
	Ended	Ended	Increase	Increase
(in millions)	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
Operating Expense:
Aircraft fuel and related taxes	$1,112	$1,142	$(30)	(3)%
Salaries and related costs	1,039	1,070	(31)	(3)%
Contract carrier arrangements	769	660	109	17%
Depreciation and amortization	288	318	(30)	(9)%
Contracted services	243	218	25	11%
Aircraft maintenance materials and outside repairs	247	232	15	6%
Passenger commissions and other selling expenses	253	234	19	8%
Landing fees and other rents	182	194	(12)	(6)%
Passenger service	85	81	4	5%
Aircraft rent	56	73	(17)	(23)%
Profit sharing	79	-	79	NM
Other	160	150	10	7%
Total operating expense	$4,513	$4,372	$141	3%

Operating expense was $4.5 billion for the June 2007 quarter, a $141 million, or 3%, increase compared to the June 2006 quarter. As discussed below, the increase in operating expense was primarily due to an increase in contract carrier arrangements expense, an accrual for profit sharing, and certain Fresh Start Adjustments discussed above. These increases were partially offset by decreases in salaries and related costs, aircraft fuel and related taxes and depreciation and amortization.

Operating capacity increased 1% to 38.1 billion available seat miles (“ASMs”) primarily due to higher contract carrier flying from our business plan initiatives to right-size capacity. Operating cost per available seat mile (“CASM”) increased 2% to 11.83¢.

Salaries and related costs. The decrease in salaries and related costs reflects a decline of 9% due to benefit cost reductions for our pilot and non-pilot employees partially offset by a 5% increase associated with (1) an 8% increase in Mainline headcount due to our expansion at JFK and our assumption of Atlantic Southeast Airlines, Inc. (“ASA”) ramp operations at Hartsfield-Jackson Atlanta International Airport and (2) compensation program benefits primarily associated with emergence share-based compensation.

Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased primarily due to (1) lower average fuel prices and (2) fuel tax refunds received, partially offset by certain Fresh Start Adjustments discussed above. Fuel prices averaged $2.09 per gallon, including fuel hedge gains of $14 million, for the June 2007 quarter, compared to $2.14 per gallon, including fuel hedge gains of $1 million, for the June 2006 quarter.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to a 19% growth in contract carrier flying from our business plan initiatives to right-size capacity in domestic markets.

Depreciation and amortization. The decrease in depreciation and amortization primarily relates to a lower depreciable asset base from restructuring initiatives during our Chapter 11 proceedings, partially offset by certain Fresh Start Adjustments described above.

Contracted services. The increase in contracted services is primarily due to higher outsourcing related to our technology center and cargo handling services.

Profit sharing. Our broad-based employee profit sharing plan provides that, for each year in which we have an annual pre-tax profit we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings for the June 2007 quarter, we accrued $79 million under the profit sharing plan.

Operating Income and Operating Margin

We reported operating income of $490 million in the June 2007 quarter, compared to $369 million for the June 2006 quarter. Operating margin, which is the ratio of operating income to operating revenues, was 10% and 8% for the June 2007 and 2006 quarters, respectively.

Other (Expense) Income

Other expense, net for the June 2007 quarter was $138 million, compared to $190 million for the June 2006 quarter. This change is substantially attributable to (1) a 20%, or $45 million, net decrease in interest expense primarily due to the repayment of our two then outstanding debtor-in-possession financing facilities (the “DIP Facility”) in connection with our emergence from Chapter 11, partially offset by borrowings under our senior secured exit financing facility (the “Exit Facilities”) and (2) a $19 million increase in interest income primarily from interest earned on cash savings from restructuring initiatives during bankruptcy, partially offset by a $12 million charge to miscellaneous, net primarily associated with losses related to the ineffective portion of our fuel hedge positions.

Reorganization Items, Net

Reorganization items, net totaled a $1.3 billion gain for the June 2007 quarter, primarily consisting of the following:

•
Emergence gain. A net $2.1 billion gain due to our emergence from bankruptcy, comprised of (1) a $4.4 billion gain related to the discharge of liabilities subject to compromise in connection with the settlement of claims, (2) a $2.6 billion charge associated with the revaluation of our SkyMiles frequent flyer obligation and (3) a $238 million gain from the revaluation of our remaining assets and liabilities to fair value. For additional information regarding this emergence gain, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

•
Aircraft financing renegotiations and rejections. $438 million of estimated claims primarily associated with the restructuring of the financing arrangements of 127 aircraft and adjustments to prior claims estimates.

•
Emergence compensation. In accordance with the Plan, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees.  We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan, of approximately 14 million shares of common stock to those employees. For additional information regarding the common stock issuance, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

•
Facility leases. A net $80 million charge from an allowed general, unsecured claim in connection with the settlement relating to the restructuring of certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (“CVG”). For additional information regarding this settlement, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Reorganization items, net totaled a $2.4 billion charge in the June 2006 quarter. This net charge primarily reflects a $2.1 billion allowed general, unsecured claim that we agreed to in our comprehensive agreement with ALPA reducing our pilot labor costs. For additional information about our reorganization items, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Income Tax Provision

For the June 2007 quarter, we recorded an income tax provision totaling $99 million.  We have recorded a full valuation allowance against the net deferred tax asset, excluding the effect of the deferred tax liability that is unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future.  This determination was made in a prior fiscal year and is still applicable for the current period.  We will continue to assess the need for a full valuation allowance in future quarters.  In accordance with SOP 90-7, if we utilize pre-emergence bankruptcy net operating loss (“NOL”) carryforwards, we will sequentially reduce the cost of goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero.  Accordingly, during the June 2007 quarter, we reduced goodwill by $103 million with respect to utilization of pre-emergence NOL carryforwards.

During the June 2006 quarter, we recorded an income tax provision totaling $4 million. This amount reflected an adjustment to our estimated required valuation allowance at December 31, 2006. For additional information about the income tax valuation allowance, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Combined Results of Operations — Six Months Ended June 2007 and 2006

Net Income (Loss)

We had consolidated net income of $1.5 billion for the six months ended June 30, 2007, and a consolidated net loss of $4.3 billion for the six months ended June 30, 2006. The results for the six months ended June 30, 2007 include a $1.2 billion gain to reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy. The results for the six months ended June 30, 2006 include a $3.8 billion charge to reorganization items, net, primarily from (1) a $2.1 billion allowed general, unsecured claim received by ALPA under our comprehensive agreement reducing our pilot labor costs, (2) $1.6 billion of estimated claims primarily associated with restructuring the financing arrangements for 143 aircraft and (3) a $310 million charge associated with the Accounting Adjustments discussed above.

Operating Revenue

	Combined	Predecessor
	Six Months	Six Months		%
	Ended	Ended	Increase	Increase
(in millions)	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
Operating Revenue:
Passenger:
Mainline	$6,167	$5,669	$498	9%
Regional affiliates	2,056	1,893	163	9%
Total passenger revenue	8,223	7,562	661	9%
Cargo	230	251	(21)	(8)%
Other, net	791	722	69	10%
Total operating revenue	$9,244	$8,535	$709	8%

Operating revenue totaled $9.2 billion for the six months ended June 30, 2007, a $709 million, or 8%, increase compared to the six months ended June 30, 2006. Passenger revenue increased 9% on a 2% increase in capacity and 2.1 point increase in load factor. The increase in passenger revenue is primarily due to a rise of 4% and 7% in passenger mile yield and PRASM, respectively. Mainline passenger revenue increased primarily due to (1) strong passenger demand, (2) our increased service to international destinations and (3) higher SkyMiles revenue associated with certain Fresh Start Adjustments discussed above. Passenger revenue of regional affiliates increased primarily due to increased flying by our contract carriers, which resulted in a 9% increase in RPMs on 9% greater capacity for our regional affiliates. For the six months ended June 30, 2006, passenger revenue and other, net revenue were negatively impacted by certain Accounting Adjustments discussed above.

		Increase (Decrease)
	Combined	Six Months Ended June 30, 2007 vs. 2006
	Six Months				Passenger
	Ended	Passenger			Mile		Load
(in millions)	June 30, 2007	Revenue	RPMs	ASMs	Yield	PRASM	Factor
Passenger Revenue:
North American	$5,996	3%	(2)%	(5)%	4%	8%	3.0
International	2,176	32%	19%	19%	10%	11%	0.1
Charter revenue	51	(12)%	(8)%	(8)%	(4)%	(4)%	(0.1)
Total passenger revenue	$8,223	9%	4%	2%	4%	7%	2.1

North American Passenger Revenue. North American passenger revenue increased 3%, driven by a 3.0 point increase in load factor and 8% increase in PRASM on a 5% decline in capacity. The passenger mile yield increased 4%. The increases in passenger revenue and PRASM reflect (1) strong passenger demand, and (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes. As a result of our efforts to right-size capacity in domestic markets, we increased flying by our contract carriers. For additional information regarding our contract carriers, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

International Passenger Revenue. International passenger revenue increased 32%, generated by a 19% increase in RPMs from a 19% increase in capacity. The passenger mile yield and PRASM increased 10% and 11%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Our mix of domestic versus international capacity was 68% and 32%, respectively, in the six months ended June 30, 2007, compared to 73% and 27%, respectively, for the six months ended June 30, 2006.

Operating Expense

	Combined	Predecessor
	Six Months	Six Months		%
	Ended	Ended	Increase	Increase
(in millions)	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
Operating Expense:
Aircraft fuel and related taxes	$2,060	$2,101	$(41)	(2)%
Salaries and related costs	2,010	2,293	(283)	(12)%
Contract carrier arrangements	1,486	1,269	217	17%
Depreciation and amortization	579	619	(40)	(6)%
Contracted services	486	440	46	10%
Aircraft maintenance materials and outside repairs	485	459	26	6%
Passenger commissions and other selling expenses	473	446	27	6%
Landing fees and other rents	372	491	(119)	(24)%
Passenger service	156	154	2	1%
Aircraft rent	126	168	(42)	(25)%
Profit sharing	79	-	79	NM
Other	287	211	76	36%
Total operating expense	$8,599	$8,651	$(52)	(1)%

Operating expense was $8.6 billion for the six months ended June 30, 2007, a $52 million, or 1%, decrease compared to the six months ended June 30, 2006. As discussed below, the decrease in operating expense was primarily due to a decrease in salaries and related costs, landing fees and other rents, and certain Fresh Start Adjustments discussed above. These decreases were partially offset by an increase in contract carrier arrangements expense and an accrual for profit sharing. For the six months ended June 30, 2006, operating expense was negatively impacted by certain Accounting Adjustments discussed above.

Operating capacity increased 2% to 73.4 billion ASMs primarily due to higher contract carrier flying from our business plan initiatives to right-size capacity. CASM decreased 2% to 11.71¢.

Salaries and related costs. The decrease in salaries and related costs reflects a decline of (1) 12% due to benefit cost reductions for our pilot and non-pilot employees and (2) 4% as a result of a charge during the six months ended June 30, 2006 associated with certain Accounting Adjustments discussed above. These decreases were partially offset by a 2% increase related to (2) a 4% increase in Mainline headcount due to our expansion at JFK and our assumption of ASA ramp operations at Hartsfield-Jackson Atlanta International Airport and (2) compensation program benefits primarily associated with emergence share-based compensation.

Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased primarily due to a 1% decrease in consumption and fuel tax refunds received, partially offset by certain Fresh Start Adjustments discussed above. Fuel prices remained relatively constant averaging $2.02 per gallon, including fuel hedge losses of $4 million, for the six months ended June 30, 2007, compared to $2.03 per gallon, including fuel hedge gains of $4 million, for the six months ended June 30, 2006.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to a 19% growth in contract carrier flying from our business plan initiatives to right-size capacity in domestic markets.

Contracted services.  The increase in contracted services is primarily due to higher outsourcing related to our technology center, cargo handling services and certain of our aircraft cleaning services.

Landing fees and other rents. Landing fees and other rents decreased because we recorded a charge during the six months ended June 30, 2006 associated with certain Accounting Adjustments discussed above.

Aircraft rent. The decline in aircraft rent expense is due to the renegotiation and rejection of certain leases in connection with our restructuring under Chapter 11.

Profit sharing. Our broad based profit sharing plan provides that, for each year in which we have an annual pre-tax profit, we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings for the June 2007 quarter, we accrued $79 million under the profit sharing plan.

Other. The increase in other operating expense was primarily due to a credit we recorded during the six months ended June 30, 2006 related to certain Accounting Adjustments discussed above.

Operating Income (Loss) and Operating Margin

We reported operating income of $645 million for the six months ended June 30, 2007, compared to an operating loss of $116 million for the six months ended June 30, 2006. Operating margin, which is the ratio of operating income (loss) to operating revenues, was 7% and (1)% for the six months ended June 30, 2007 and 2006, respectively.

Other (Expense) Income

Other expense, net for the six months ended June 30, 2007 was $299 million, compared to $392 million for the six months ended June 30, 2006. This change is substantially attributable to (1) a 13%, or $59 million, net decrease in interest expense primarily due to the repayment of the DIP Facility in connection with our emergence from Chapter 11, partially offset by borrowings under the Exit Facilities, (2) a $17 million increase in interest income from interest earned on cash savings from restructuring initiatives during bankruptcy and (3) a $17 million gain to miscellaneous, net primarily associated with gains related to the ineffective portion of our fuel hedge positions.

Reorganization Items, Net

Reorganization items, net totaled a $1.2 billion gain for the six months ended June 30, 2007, primarily consisting of the following:

•
Emergence gain. A net $2.1 billion gain due to our emergence from bankruptcy. For additional information regarding this gain, see “Combined Results of Operations - June 2007 and June 2006 Quarters - Reorganization Items, Net” above.

•
Aircraft financing renegotiations and rejections. $440 million of estimated claims primarily associated with the restructuring of the financing arrangements for 143 aircraft and adjustments to prior claims estimates.

•
Contract carrier agreements. A net charge of $163 million in connection with amendments to certain contract carrier agreements. For additional information regarding this charge and our contract carrier agreements, see Notes 1 and 5, respectively, of the Notes to the Condensed Consolidated Financial Statements.

•
Emergence compensation. In accordance with the Plan, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees.  We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan, of approximately 14 million shares of common stock to those employees. For additional information regarding the common stock issuance, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

•	Pilot collective bargaining agreement. An $83 million allowed general, unsecured claim in connection with Comair’s agreement with ALPA to reduce Comair’s pilot labor costs.

•
Facility leases. A net $43 million gain, which primarily reflects (1) a $126 million net gain related to our settlement agreement with the Massachusetts Port Authority offset by (2) a net $80 million charge from an allowed general, unsecured claim in connection with the settlement relating to the restructuring of certain of our lease and other obligations at CVG. For additional information regarding these matters, see Notes 1 and 4 of the Notes to the Condensed Consolidated Financial Statements.

Reorganization items, net totaled a $3.8 billion charge for the six months ended June 30, 2006.  This primarily reflects (1) a $2.1 billion allowed general, unsecured claim that we agreed to in our comprehensive agreement with ALPA to reduce pilot labor costs and (2) $1.6 billion of estimated claims primarily associated with the restructuring of the financing arrangements for 143 aircraft.

For additional information about our reorganization items, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Income Tax Provision

For the six months ended June 30, 2007, we recorded an income tax provision totaling $99 million.  We have recorded a full valuation allowance against the net deferred tax asset, excluding the effect of the deferred tax liability that is unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future.  This determination was made in a prior fiscal year and is still applicable for the current period.  We will continue to assess the need for a full valuation allowance in future quarters.  In accordance with SOP 90-7, if we utilize pre-emergence bankruptcy NOL carryfowards, we will sequentially reduce the cost of goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero.  Accordingly, during the six months ended June 30, 2007, we reduced goodwill by $103 million with respect to utilization of pre-emergence NOL carryforwards.

During the six months ended June 30, 2006, we recorded an income tax benefit totaling $17 million. This amount reflected an adjustment to our estimated required valuation allowance at December 31, 2006. For additional information about the income tax valuation allowance, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics for the three and six months ended June 30, 2007 and 2006.

	Combined		Predecessor		Combined		Predecessor
	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Consolidated Combined:
Revenue Passenger Miles (millions) (1)	31,578		30,053		58,790		56,437
Available Seat Miles (millions) (1)	38,127		37,718		73,407		72,321
Passenger Mile Yield (1)	14.23	¢	14.01	¢	13.99	¢	13.40	¢
Passenger Revenue Per Available Seat Mile (1)	11.78	¢	11.16	¢	11.20	¢	10.46	¢
Operating Cost Per Available Seat Mile (1)	11.83	¢	11.59	¢	11.71	¢	11.96	¢
Passenger Load Factor (1)	82.8%		79.7%		80.1%		78.0%
Breakeven Passenger Load Factor (1)	73.8%		72.7%		73.8%		79.2%
Fuel Gallons Consumed (millions)	531		534		1,022		1,034
Average Price Per Fuel Gallon, Net of Hedging activity	$2.09		$2.14		$2.02		$2.03
Number of Aircraft in Fleet, End of Period	573		625		573		625
Full-Time Equivalent Employees, End of Period	55,542		51,736		55,542		51,736
Mainline:
Revenue Passenger Miles (millions)	26,776		25,658		49,769		48,139
Available Seat Miles (millions)	32,130		32,101		61,684		61,529
Operating Cost Per Available Seat Mile	10.69	¢	10.49	¢	10.53	¢	10.91	¢
Number of Aircraft in Fleet, End of Period	440		457		440		457

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

●	ASA, Chautauqua Airlines, Inc., Freedom Airlines, Inc., Shuttle America Corporation and SkyWest Airlines, Inc. for all periods presented and
●	ExpressJet Airlines, Inc. from February 27, 2007 to June 30, 2007.

For additional information about our contract carrier agreements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Financial Condition and Liquidity

On the Effective Date, we entered into the Exit Facilities to borrow up to $2.5 billion from a syndicate of lenders. We used a portion of the proceeds from the Exit Facilities and existing cash to repay the DIP Facility. Our Exit Facilities, as defined and described in Note 4 of the Notes to the Condensed Consolidated Financial Statements, include certain affirmative, negative and financial covenants. We were in compliance with these covenant requirements at June 30, 2007.

On June 8, 2007, we entered into an amended and restated Visa/MasterCard credit card processing agreement that, among other things, resulted in the release by the Processor of the then existing $804 million cash holdback under the agreement and extended the term of the agreement to October 31, 2008. For additional information regarding this agreement, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Combined Sources and Uses of Cash

We expect to meet our cash needs for 2007 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. As discussed above, we entered into Exit Facilities to borrow up to $2.5 billion from a syndicate of lenders. We used a portion of the proceeds from the Exit Facilities and existing cash to repay our then outstanding DIP Facility. The Exit Facilities also includes a $1.0 billion revolving credit facility, which has not been drawn upon. Additionally, as discussed above, $804 million was released from restricted cash as a result of the amendment and restatement of our Visa/Mastercard credit card processing agreement.

Our cash and cash equivalents and short-term investments were $3.4 billion at June 30, 2007, compared to $2.9 billion at June 30, 2006. Restricted cash totaled $348 million and $1.1 billion at June 30, 2007 and 2006, respectively.

Cash flows from operating activities

Cash provided by operating activities was $815 million for the six months ended June 30, 2007, an increase of $45 million compared to the same period in 2006. Cash provided by operating activities in 2007 primarily reflects (1) revenue increases and cost reductions we achieved during our Chapter 11 reorganization from revenue and network productivity improvements, in-court restructuring initiatives and labor cost reductions and (2) the release of $804 million in restricted cash associated with the amendment and restatement of our Visa/Mastercard credit card processing agreement, as discussed above. These increases were partially offset by increases of $935 million in investments in auction rate securities.

Cash flows from investing activities

Cash used in investing activities totaled $153 million and $125 million for the six months ended June 30, 2007 and 2006, respectively. The six months ended June 30, 2007 reflects a $154 million increase in our investment in flight equipment and advanced payments for aircraft commitments partially offset by (1) a $106 million decrease in restricted cash requirements and (2) $34 million from our sale of an investment in priceline.com.

Cash flows from financing activities

Cash used in financing activities totaled $866 million and $222 million for the six months ended June 30, 2007 and 2006, respectively. This increase is primarily due to the repayment of the DIP Facility with a portion of the proceeds from the Exit Facilities and existing cash. For additional information regarding the Exit Facilities, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Defined Benefit Pension Plan

We sponsor a qualified defined benefit pension plan for eligible non-pilot employees and retirees (“Non-pilot Plan”). Our funding obligation for this plan is governed by the Employee Retirement Income Security Act of 1974.

During the six months ended June 30, 2007, we contributed $50 million to the Non-pilot Plan. Effective April 1, 2007, we elected the alternative funding schedule under section 402(a)(1) of the Pension Protection Act of 2006. This election permits us to extend over a longer period of time our required funding obligations for the Non-pilot Plan, thereby reducing these funding obligations over the next several years. While factors outside our control may continue to impact the funding requirements for this plan, this legislation will make those funding requirements more predictable.

 Estimates of future funding requirements for the Non-pilot Plan are based on various assumptions. These assumptions include, among other things, the actual and projected market performance of assets; statutory requirements; and demographic data for participants. We estimate that we will contribute approximately $115 million to the Non-pilot Plan in 2007 (including $50 million discussed above) and that our funding requirements for the Non-pilot Plan will aggregate approximately $100 million for each of 2008 and 2009.

For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K and Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations

The table in the “Contractual Obligations” section of  “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K contains a line item titled “Long-term debt classified as liabilities subject to compromise,” which totals $4.9 billion.  As  a result of our emergence from Chapter 11, $3.8 billion of this amount was discharged.

The following paragraphs provide information about our additional contractual obligations:

Pilot Obligation.  Under our comprehensive agreement with ALPA reducing pilot labor costs, we are required to issue by August 27, 2007, for the benefit of Delta pilots, $650 million principal amount of senior unsecured notes.  We may replace all or a portion of this obligation with cash prior to issuance of the notes.

Airport Settlement.  We issued $66 million principal amount of senior unsecured notes in connection with our settlement agreement relating to the restructuring of certain of our lease and other obligations at CVG.

Critical Accounting Estimates

For additional information regarding our Critical Accounting Estimates, see “Application of Critical Accounting Polices” in Managements Discussion and Analysis of Financial Condition and Liquidity in our Form 10-K. The following information describes significant changes to our critical accounting policies.

Fresh-Start reporting

As previously noted, upon emergence from Chapter 11, we adopted fresh start reporting, which required us to revalue our assets and liabilities to fair value. In estimating fair value, we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which we adopted in conjunction with our adoption of fresh start reporting. SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. For additional information about SFAS 157, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Estimates of fair value are based on independent appraisals and valuations, some of which are not final. Where independent appraisals and valuations are not available, we estimate fair value using industry data and trends and refer to relevant market rates and transactions. As new or improved information on asset and liability appraisals and valuations becomes available, we may adjust our preliminary allocation of fair value within one year from the Effective Date. Adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections for the Successor using a number of estimates and assumptions. With the assistance of financial advisors, management determined the enterprise and corresponding equity value of the Successor based on the financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable companies; (2) a review and analysis of several recent transactions in the airline industry; and (3) a calculation of the present value of future cash flows based on our projections. Utilizing this methodology, the equity value of the Successor was estimated to be in the range of $9.4 billion to $12.0 billion. The enterprise value, and corresponding equity value, are dependent upon achieving the future financial results set forth in our projections as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized. The excess equity value (using the low end of the range) over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the Consolidated Fresh Start Balance Sheet.  The financial projections and estimates of enterprise and equity value are not incorporated into this Form 10-Q.

All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized, and actual results could vary materially.

See Note 1 of the Notes to the Condensed Consolidated Financial Statements for the impact the adoption of fresh start reporting had on our Consolidated Balance Sheet.

Revenue Recognition and Frequent Flyer Program

We recognize revenue from the sale of passenger tickets as air transportation is provided or when the ticket expires unused. Our SkyMiles program offers participants the opportunity to earn travel awards primarily by flying on Delta, Delta Connection carriers and participating airlines. We also sell mileage credits in our frequent flyer program to participating companies such as credit card companies, hotels and car rental agencies.

As a result of the adoption of fresh start reporting, we revalued our SkyMiles frequent flyer award liability to estimated fair value. In accordance with SFAS 157, fair value represents the estimated amount we would pay a third party to assume the obligation for miles expected to be redeemed under the SkyMiles program. We calculated fair value based on a blended rate comprised of (1) our weighted average equivalent ticket rate which considers, among other factors, differing class of service and domestic and international itineraries and (2) the weighted average of amounts paid to other SkyTeam alliance members. At April 30, 2007, we recorded deferred revenue equal to $0.0083 for each mile we estimate will ultimately be redeemed under the SkyMiles program.

We previously accounted for frequent flyer miles earned on Delta flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis. For additional information concerning the accounting for the SkyMiles program prior to May 1, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Application of Critical Accounting Policies - Frequent Flyer Program” in our Form 10-K.

We now account for all miles earned and sold as separate deliverables in a multiple element revenue arrangement as prescribed by EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. Our revenues are generated from the sale of passenger tickets, which includes air transportation and mileage credits. Our revenues are also generated from the sale of mileage credits to other airline and non-airline businesses, which include a marketing premium.

We use the residual method for revenue recognition.  The fair value of the mileage credit component is determinable based on the selling rate per mile to other SkyTeam alliance members.  The fair values of the air transportation and marketing premium components are not determinable because they are not sold without mileage credits.  Under the residual method, the fair value of the mileage credits is deferred and the remaining portion of the sale is allocated to air transportation or the marketing premium component, as applicable, and is recognized as revenue when the related services are provided.

The fair value of the mileage credit earned is based on the low end of the range for our inter-airline SkyMiles selling rates to partner carriers, which is currently $0.0054 per mile. Revenue associated with these mileage credits is recognized when miles are redeemed and services are provided based on the weighted average rate of all miles that have been deferred. Miles earned after April 30, 2007, will be valued and the related revenue deferred using a rate of $0.0054 per mile, which will be evaluated annually.

Estimating mileage credits that will not be redeemed (“Breakage”) requires significant management judgment. We consider historical patterns to be a useful indicator when estimating future Breakage. Under our deferred revenue policy, the value associated with mileage credits due to Breakage is amortized over the period the redemptions are estimated to occur and recognized in passenger revenue. Changes to program rules and redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenue from our SkyMiles program.  At June 30, 2007, the aggregate deferred revenue balance associated with the SkyMiles program was $3.5 billion.  A hypothetical 1% change in our outstanding number of miles estimated to be redeemed would result in a $33 million impact on our deferred revenue liability.

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

For the six months ended June 30, 2007, aircraft fuel and related taxes accounted for 24% of our total operating expenses. Aircraft fuel and related taxes for the six months ended June 30, 2007 decreased 2% compared to the corresponding period in the prior year primarily due to a 1% decrease in consumption and certain fuel tax refunds received, partially offset by certain Fresh Start Adjustments discussed above. Fuel prices remained relatively constant averaging $2.02 per gallon, including fuel hedge losses of $4 million, for the six months ended June 30, 2007 compared to $2.03 per gallon, including fuel hedge gains of $4 million, for the six months ended June 30, 2006.

As of June 30, 2007, we had hedged 22% of our projected fuel requirements for the September 2007 quarter using heating oil zero-cost collar contracts with weighted average contract cap and floor prices of $1.80 and $1.62, respectively. As of June 30, 2007, our open fuel hedge contracts had an estimated fair market value gain of $37 million. We have not entered into any hedges for the December 2007 quarter or thereafter. We estimate that a 10% rise in the price per gallon of heating oil would increase the estimated fair market value associated with our outstanding contracts at settlement by $29 million to a $66 million gain.

We project that our aircraft fuel consumption will be 1.1 billion gallons from July 1, 2007 to December 31, 2007. Based on a projected average jet fuel price of $2.25 per gallon for that period, a 10% rise in jet fuel prices would increase our aircraft fuel expense by $182 million, inclusive of the impact of effective hedge instruments that are outstanding as of June 30, 2007.

For additional information regarding our other exposures to market risks, see “Market Risks Associated with Financial Instruments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 4 of the Notes to the Condensed Consolidated Financial Statements in our Form 10-K.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, during the three months ended June 30, 2007, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the June 2007 quarter, upon emergence from bankruptcy on April 30, 2007, we established controls over (1) the implementation of fresh start reporting and (2) a change in accounting for our SkyMiles frequent flyer program to a deferred revenue model.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2007 (Successor), and the related consolidated statements of operations for the two-month period ended June 30, 2007 (Successor), one-month and four-month periods ended April 30, 2007 (Predecessor), and the three-month and six-month periods ended June 30, 2006 (Predecessor), and the condensed consolidated statements of cash flows for the two-month period ended June 30, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and six-month period ended June 30, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2006 (Predecessor), and the related consolidated statements of operations, shareowners' deficit, and cash flows for the year then ended (Predecessor) and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 (Predecessor), is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Atlanta, Georgia
August 2, 2007

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Chapter 11 Proceedings

As discussed elsewhere in this Form 10-Q, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 26, 2007, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Debtors Joint Plan of Reorganization. On April 30, 2007, the Debtors emerged from bankruptcy.  The reorganization cases were jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” The Confirmation Order provided for the discharge upon the Effective Date of the Debtors from all Claims (as defined in the Plan) based upon acts or omissions that occurred prior to the Effective Date.  In addition, as provided in the Confirmation Order, holders of pre-Effective Date claims are enjoined from commencing or continuing any action or proceeding against the Reorganized Debtors with respect to such claims.

On April 24, 2007, the Bankruptcy Court approved the Cincinnati Airport Settlement Agreement with the Kenton County Airport Board (“KCAB”) and UMB Bank, N.A., the trustee (the “Bond Trustee”) for the Series 1992 Bonds (as defined below), to restructure certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport”). The Series 1992 Bonds include: (1) the $419 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series A (Delta Air Lines, Inc. Project), $397 million of which were then outstanding; and (2) the $19 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series B (Delta Air Lines, Inc. Project), $16 million of which were then outstanding.

The Cincinnati Airport Settlement Agreement, among other things:

•	provides for agreements under which we will continue to use certain facilities at the Cincinnati Airport at substantially reduced costs;

•	settles all disputes among us, the KCAB, the Bond Trustee and the former, present and future holders of the 1992 Bonds (the “1992 Bondholders”);

•	gives the Bond Trustee, on behalf of the 1992 Bondholders, a $260 million allowed general, unsecured pre-petition claim in our bankruptcy proceedings; and

•	provides for our issuance of $66 million principal amount of senior unsecured notes to the Bond Trustee on behalf of the 1992 Bondholders.

A small number of 1992 Bondholders (the “Objecting Bondholders”) is challenging the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). We cannot predict the outcome of this litigation. On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms.

Delta Family-Care Savings Plan Litigation

On March 16, 2005, a retired Delta employee filed an amended class action complaint in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2005 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and have moved to dismiss the complaint. The District Court stayed the action against Delta due to the bankruptcy filing and granted the motion to dismiss filed by the individual defendants. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit the District Court’s decision to dismiss the complaint against the individual defendants but voluntarily dismissed this appeal, pending resolution of the automatic stay of their claim against Delta. The parties have reached an agreement in principle to resolve this matter on a class-wide basis under which the plaintiffs would receive a $4.5 million allowed general, unsecured claim in Delta’s Chapter 11 proceedings. The settlement is subject to the completion of definitive documentation and Bankruptcy Court approval.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 43 passengers. A number of lawsuits also name Delta as a defendant. Additional lawsuits on behalf of the four remaining passengers are anticipated. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of June 30, 2007, settlements have been reached with the families of six of the 43 passengers on whose behalf lawsuits were filed. Lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky on behalf of 13 passengers, and in state court in Fayette County, Kentucky, on behalf of 23 passengers. One lawsuit was filed in state court in Broward County, Florida, and removed to the U.S. District Court for the Southern District of Florida by Comair. A motion is currently pending in federal court in Florida to transfer the case filed in Florida to the federal court in Kentucky. Those matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

Comair and Delta continue to pursue settlement negotiations with the plaintiffs in these lawsuits. The six settled cases have been dismissed with prejudice.

Comair has filed actions in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the Federal Aviation Administration), and in state court in Fayette County, Kentucky, against the Lexington Airport Board and certain other Lexington airport defendants. These actions seek to apportion liability for damages arising from this accident among all responsible parties.

We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability likely to arise from this accident.

* * *

For additional information about other legal proceedings, see “Item 3. Legal Proceedings” in our Form 10-K.

Item 1A. Risk Factors

“Item 1A. Risk Factors,” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Risk Factors Relating to Delta

Our credit card processors have the ability to take significant holdbacks in certain circumstances. The initiation of such holdbacks likely would have a material adverse effect on our financial condition.

We sell a substantial number of tickets that are paid for by customers who use credit cards. We recently amended our Visa/MasterCard credit card processing agreement, which, among other things, resulted in the release of the holdback under the agreement by the Visa/MasterCard credit card processor. The amended agreement provides that no future holdback of receivables or reserve is required except in certain circumstances.  Under its processing agreement with us, Amex has the right, in certain circumstances, to impose a holdback of our receivables for tickets purchased using an American Express credit card. If circumstances were to occur that would allow either processor to initiate a holdback, the negative impact on our liquidity likely would be significant.

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

The continuing growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the United States has placed significant competitive pressure on us and other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

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

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax. Due to the weak revenue environment that existed for several years after the implementation of this tax, the existing tax negatively impacted our revenues because we have generally not been able to increase our fares to pass taxes and fees of this sort on to our customers. Similarly, the proposed ticket tax increase, if implemented, could negatively impact our revenues. Furthermore, recent events related to extreme weather delays may cause Congress or the DOT to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The enactment of such proposals could have a significant negative impact on our operations.

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

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through September 30, 2007, and the Secretary of Transportation may extend coverage through December 31, 2007. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Item 6. Exhibits

(a)	Exhibits

10.1(a)
First Lien Revolving Credit and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, J.P. Morgan Securities, Inc. and Lehman Brothers Inc., as co-lead arrangers and joint bookrunners, UBS Securities LLC, as syndication agent and as joint bookrunner, and Calyon New York Branch and RBS Securities Corporation, as co-documentation agents

10.1(b)
Second Lien Term Loan and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, Goldman Sachs Credit Partners L.P. (“GSCP”), as administrative agent and as collateral agent, GSCP and Merrill Lynch Commercial Finance Corp., as co-lead arrangers and joint bookrunners, Barclays Capital, as syndication agent and as joint bookrunner, and Credit Suisse Securities (USA) LLC and C.I.T. Leasing Corporation, as co-documentation agents

10.2	Description of Certain Benefits of Executive Officers

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

31.2	Certification by Delta’s Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
By:	/s/ Edward H. Bastian
Edward H. Bastian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 2, 2007