Form 10-Q
period 2007-09-30
DELTA AIR LINES INC /DE/
filed 2007-10-31
CIK 27904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]    No [  ]

Number of shares outstanding by each class of common stock, as of September 30, 2007:

Common Stock, $0.0001 par value – 269,115,474 shares outstanding

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

On the Effective Date, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Financial Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	Successor	Predecessor
ASSETS (in millions)	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,623	$2,034
Short-term investments	767	614
Restricted cash	579	750
Accounts receivable, net of an allowance for uncollectible accounts of $23 at September 30, 2007 and $21 at December 31, 2006	1,213	915
Expendable parts and supplies inventories, net of an allowance for obsolescence of $7 at September 30, 2007 and $161 at December 31, 2006	257	181
Deferred income taxes, net	807	402
Prepaid expenses and other	399	489
Total current assets	5,645	5,385

PROPERTY AND EQUIPMENT:
Flight equipment	9,330	17,641
Accumulated depreciation	(193)	(6,800)
Flight equipment, net	9,137	10,841

Ground property and equipment	1,815	4,575
Accumulated depreciation	(158)	(2,838)
Ground property and equipment, net	1,657	1,737

Flight and ground equipment under capital leases	587	474
Accumulated amortization	(38)	(136)
Flight and ground equipment under capital leases, net	549	338

Advance payments for equipment	215	57

Total property and equipment, net	11,558	12,973

OTHER ASSETS:
Goodwill	12,169	227
Identifiable intangibles, net of accumulated amortization of $92 at September 30, 2007 and $190 at December 31, 2006	2,861	89
Other noncurrent assets	540	948
Total other assets	15,570	1,264

Total assets	$32,773	$19,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	Successor	Predecessor
LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT) (in millions, except share data)	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$904	$1,503
Air traffic liability	2,206	1,797
Accounts payable	975	936
Taxes payable	332	500
Deferred revenue	1,117	363
Accrued salaries and related benefits	744	405
Note payable	297	–
Other accrued liabilities	129	265
Total current liabilities	6,704	5,769

NONCURRENT LIABILITIES:
Long-term debt and capital leases	7,430	6,509
Pension and related benefits	3,214	–
Postretirement benefits	1,038	–
Deferred income taxes, net	1,524	406
Deferred revenue	2,566	346
Other	549	368
Total noncurrent liabilities	16,321	7,629

LIABILITIES SUBJECT TO COMPROMISE	–	19,817

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS’ EQUITY (DEFICIT):
Common stock:
Predecessor common stock at $0.01 par value; 900,000,000 shares authorized, 202,081,648 shares issued at December 31, 2006	–	2
Successor common stock at $0.0001 par value; 1,500,000,000 shares authorized, 275,454,694 shares issued at September 30, 2007	–	–
Additional paid-in capital	9,479	1,561
Retained earnings (accumulated deficit)	384	(14,414)
Accumulated other comprehensive income (loss)	15	(518)
Predecessor stock held in treasury, at cost, 4,745,710 shares at December 31, 2006	–	(224)
Successor stock held in treasury, at cost, 6,339,220 shares at September 30, 2007	(130)	–
Total shareowners’ equity (deficit)	9,748	(13,593)

Total liabilities and shareowners’ equity (deficit)	$32,773	$19,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Five Months Ended September 30,	Four Months Ended April 30,	Nine Months Ended September 30,
(in millions, except per share data)	2007	2006	2007	2007	2006
OPERATING REVENUE:
Passenger:
Mainline	$3,539	$3,207	$5,877	$3,829	$8,876
Regional affiliates	1,099	1,016	1,859	1,296	2,909
Cargo	120	121	202	148	372
Other, net	469	407	737	523	1,129
Total operating revenue	5,227	4,751	8,675	5,796	13,286

OPERATING EXPENSE:
Aircraft fuel and related taxes	1,270	1,276	2,060	1,270	3,377
Salaries and related costs	1,109	1,069	1,817	1,302	3,362
Contract carrier arrangements	815	724	1,345	956	1,993
Depreciation and amortization	297	293	490	386	912
Contracted services	264	230	424	326	670
Aircraft maintenance materials and outside repairs	253	230	418	320	689
Passenger commissions and other selling expenses	248	233	423	298	679
Landing fees and other rents	178	201	300	250	692
Passenger service	94	96	155	95	250
Aircraft rent	60	70	96	90	238
Profit sharing	79	–	144	14	–
Other	107	161	205	189	372
Total operating expense	4,774	4,583	7,877	5,496	13,234

OPERATING INCOME	453	168	798	300	52

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $366 for the four months ended April 30, 2007, and $299 and $914 for the three and nine months ended September 30, 2006, respectively)	(132)	(222)	(252)	(262)	(663)
Interest income	42	16	75	14	46
Miscellaneous, net	–	(31)	9	27	(12)
Total other expense, net	(90)	(237)	(168)	(221)	(629)

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, NET	363	(69)	630	79	(577)

REORGANIZATION ITEMS, NET	–	98	–	1,215	(3,685)

INCOME (LOSS) BEFORE INCOME TAXES	363	29	630	1,294	(4,262)

INCOME TAX (PROVISION) BENEFT	(143)	23	(246)	4	40

NET INCOME (LOSS)	220	52	384	1,298	(4,222)

PREFERRED STOCK DIVIDENDS	–	–	–	–	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREOWNERS	$220	$52	$384	$1,298	$(4,224)

BASIC INCOME (LOSS) PER SHARE	$0.56	$0.26	$0.98	$6.58	$(21.53)

DILUTED INCOME (LOSS) PER SHARE	$0.56	$0.22	$0.97	$4.63	$(21.53)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
(in millions)	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2006

Net cash (used in) provided by operating activities	$(198)	$1,025	$992

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(342)	(167)	(171)
Ground property and equipment, including technology	(79)	(41)	(88)
Proceeds from sales of flight equipment	24	21	34
Proceeds from sales of investments	–	34	–
Purchase of short-term investments	(49)	–	–
Decrease (increase) in restricted cash	108	56	(93)
Other, net	–	–	4
Net cash used in investing activities	(338)	(97)	(314)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(327)	(166)	(398)
Proceeds from Exit Facilities	–	1,500	–
Proceeds from long-term obligations	319	–	–
Payments on DIP Facility	–	(2,076)	–
Other, net	(3)	(50)	(5)
Net cash used in financing activities	(11)	(792)	(403)

Net (Decrease) Increase in Cash and Cash Equivalents	(547)	136	275
Cash and cash equivalents at beginning of period	2,170	2,034	2,008
Cash and cash equivalents at end of period	$1,623	$2,170	$2,283

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$231	$243	$548
Interest received from the preservation of cash due to Chapter 11 filing	–	(50)	(79)
Professional fee disbursements due to bankruptcy	–	–	73
Cash received from aircraft renegotiation	–	–	(10)

Non-cash transactions:
Flight equipment	$–	$135	$–
Flight equipment under capital leases	35	13	140
Debt extinguishment from aircraft renegotiation	14	–	171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc.
Consolidated Statements of Shareowners’ Equity (Deficit)

(in millions, except share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2007 (Predecessor)	$2	$1,561	$(14,444)	$(518)	$(224)	$(13,623)
Comprehensive income:
Net income from January 1 to April 30, 2007	–	–	1,298	–	–	1,298
Other comprehensive income	–	–	–	75	–	75
Total comprehensive income	–	–	–	–	–	1,373
Balance at April 30, 2007 (Predecessor) (Unaudited)	2	1,561	(13,146)	(443)	(224)	(12,250)
Fresh start adjustments:
Cancellation of Predecessor common stock	(2)	(1,561)	–	–	224	(1,339)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	–	–	13,146	443	–	13,589
Reorganization value ascribed to Successor	–	9,400	–	–	–	9,400
Balance at May 1, 2007 (Successor) (Unaudited)	–	9,400	–	–	–	9,400
Issuance of 275,454,694 shares of common stock ($0.0001 per share), including 6,339,220 shares held in Treasury ($20.52 per share)(1)	–	–	–	–	(130)	(130)
Comprehensive income:
Net income from May 1 to September 30, 2007	–	–	384	–	–	384
Other comprehensive income	–	–	–	15	–	15
Total comprehensive income						399
Compensation expense associated with equity awards	–	79	–	–	–	79
Balance at September 30, 2007 (Successor) (Unaudited)	$–	$9,479	$384	$15	$(130)	$9,748
(1)	Weighted average price per share

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

1. CHAPTER 11 PROCEEDINGS

General Information

Delta Air Lines, Inc., a Delaware corporation, is a major air carrier that provides air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. Our Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and wholly owned subsidiaries, including Comair, Inc. (“Comair”), which are collectively referred to as Delta.

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

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Financial Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

Fresh start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on our Consolidated Balance Sheet. Deferred taxes are determined in conformity with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). For additional information regarding the impact of fresh start reporting on the Consolidated Balance Sheet as of the Effective Date, see “Fresh Start Consolidated Balance Sheet” below.

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

The Plan contemplates the distribution of 400 million shares of common stock, consisting of (1) 386 million shares to holders of allowed general, unsecured claims (including our pilots) and (2) 14 million shares to our approximately 39,000 eligible non-contract, non-management employees. The new common stock was listed on the New York Stock Exchange and began trading under the symbol “DAL” on May 3, 2007. As of October 30, 2007, the following distributions of common stock have been made or will be commenced shortly in accordance with the Plan:

•	276 million shares of common stock to holders of allowed general, unsecured claims of $12.5 billion. We have reserved 110 million shares of common stock for future distributions to holders of allowed general, unsecured claims when disputed claims are resolved.

•	Nearly all 14 million shares of common stock to eligible non-contract, non-management employees. We will distribute the remaining shares of common stock as eligible employees return to work during 2007.

The Bankruptcy Court also authorized the distribution of equity awards to our approximately 1,200 officers, director level employees and managers and senior professionals (“management personnel”). For additional information about these awards, see Note 10.

In addition, as of October 30, 2007, we issued the following debt securities and made the following cash distributions under the Plan:

•	$66 million principal amount of senior unsecured notes in connection with our settlement agreement relating to the restructuring of certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport Settlement Agreement”). For additional information on this subject, see Note 4;

•	an aggregate of $102 million in cash to holders in satisfaction of their claims, including to holders of administrative claims, state and local priority tax claims, certain secured claims and de minimis allowed unsecured claims;

•	$225 million in cash to the Pension Benefit Guaranty Corporation (the “PBGC”) in connection with the termination of our qualified defined benefit pension plan for pilots (the “Pilot Plan”); and

•	$650 million in cash to fund an obligation (the “Pilot Obligation”) under our comprehensive agreement with the Air Line Pilots Association, International (“ALPA”), the collective bargaining representative of Delta’s pilots, to reduce pilot labor costs. We paid $353 million and deposited the remaining $297 million in a grantor trust for the benefit of Delta pilots. The amount in the grantor trust is classified as restricted cash with a corresponding note payable on our Consolidated Balance Sheet until it is distributed in January 2008.

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

We continue to incur expenses related to our Chapter 11 proceedings, primarily professional fees that were classified as a reorganization item by the Predecessor. After we emerged, these expenses are classified in their appropriate line item, primarily in other expense, in the Successor’s Consolidated Statements of Operations.

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

As of October 30, 2007, claims totaling $91.8 billion have been filed with the Bankruptcy Court against the Debtors. This amount includes $12.5 billion of allowed general, unsecured claims with respect to which common stock distributions have occurred or commenced and $36.6 billion of claims which have been expunged, reduced or withdrawn. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We currently estimate that the total allowed general, unsecured claims in our Chapter 11 proceedings will be approximately $15 billion, including claims with respect to which we have issued or commenced distributions of common stock.

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

Cincinnati Airport Settlement. On April 24, 2007, the Bankruptcy Court approved the Cincinnati Airport Settlement Agreement. A small group of bondholders (the “Objecting Bondholders”) challenged the settlement in U.S. District Court for the Southern District of New York. In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. For additional information on this subject, see Note 4.

Tax Indemnity Agreements/Stipulated Loss Value Claims. A significant amount of disputed claims involves claims related to aircraft matters that have been filed by certain parties to aircraft leveraged lease transactions. Some of these claims arise from tax indemnity agreements entered into with certain parties to these leveraged lease transactions. We have filed objections, and expect to file further objections, seeking to expunge or reduce such claims. The Bankruptcy Court has entered orders affirming our objections as to certain claims and, in certain cases, ordering those claims be expunged. Motions for reconsideration or notices of appeal have been or are expected to be filed by the parties to the leveraged lease transactions. Hearing dates as to further objections by us as to other claims are being set, the next of which will occur in mid-November. We continue to negotiate and review opportunities to settle such other claims where the settlements are advisable. We cannot predict the ultimate outcome of these negotiations or the ultimate resolution of these claims.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet at December 31, 2006:

(in millions)	Predecessor December 31, 2006
Pension, postretirement and other benefits	$10,329
Debt and accrued interest	5,079
Aircraft lease related obligations	3,115
Accounts payable and other accrued liabilities	1,294
Total liabilities subject to compromise	$19,817

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. The amounts represented our estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

At September 30, 2007, we had a zero balance for liabilities subject to compromise due to our emergence from bankruptcy. For information regarding the discharge of liabilities subject to compromise, see “Fresh Start Consolidated Balance Sheet” below.

Differences between liabilities we have estimated and the claims filed will be investigated and resolved in connection with the claims resolution process.

Reorganization Items, net

The following table summarizes the components of reorganization items, net on our Consolidated Statements of Operations for the four months ended April 30, 2007, and the three and nine months ended September 30, 2006:

	Predecessor
(in millions)	Four Months Ended April 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Discharge of claims and liabilities(1)	$4,424	$–	$–
Revaluation of frequent flyer obligation(2)	(2,586)	–	–
Revaluation of other assets and liabilities(3)	238	–	–
Aircraft financing renegotiations and rejections(4)	(440)	100	(1,490)
Contract carrier agreements(5)	(163)	–	–
Emergence compensation(6)	(162)	–	–
Professional fees	(88)	(34)	(87)
Pilot collective bargaining agreement(7)	(83)	–	(2,100)
Interest income(8)	50	32	79
Facility leases(9)	43	(1)	(25)
Vendor waived pre-petition debt	29	15	20
Retiree healthcare claims(10)	(26)	–	–
Debt issuance costs	–	–	(13)
Compensation expense(11)	–	–	(55)
Other	(21)	(14)	(14)
Total reorganization items, net	$1,215	$98	$(3,685)

(1)	The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings, such as (a) ALPA’s claim under our comprehensive agreement reducing pilot labor costs; (b) the PBGC’s claim relating to the termination of the Pilot Plan; (c) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans; (d) claims associated with debt and certain municipal bond obligations based upon their rejection; (e) claims relating to the restructuring of financing arrangements or the rejection of leases for aircraft; and (f) other claims due to the rejection or modification of certain executory contracts, unexpired leases and contract carrier agreements. For additional information on these subjects, see Notes 1 and 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

In accordance with the Plan, we discharged our obligations to holders of allowed general, unsecured claims in exchange for the distribution of 386 million newly issued shares of common stock and the issuance of certain debt securities and obligations. Accordingly, in discharging our liabilities subject to compromise, we recognized a reorganization gain of $4.4 billion as follows:

(in millions)
Liabilities subject to compromise	$19,345
Reorganization value	(9,400)
Liabilities reinstated	(4,429)
Issuance of new debt securities and obligations, net of discounts of $22	(938)
Other	(154)
Discharge of claims and liabilities	$4,424

(2)	We revalued our SkyMiles frequent flyer obligation at fair value as a result of fresh start reporting, which resulted in a $2.6 billion reorganization charge. For information about a change in our accounting policy for the SkyMiles program, see Note 2.

(3)	We revalued our assets and liabilities at estimated fair value as a result of fresh start reporting. This resulted in a $238 million gain, primarily reflecting the fair value of newly recognized intangible assets, which was partially offset by reductions in the fair value of tangible property and equipment.

(4)	Estimated claims for the four months ended April 30, 2007 relate to the restructuring of the financing arrangements for 143 aircraft, the rejection of two aircraft leases and adjustments to prior claims estimates. The credit for the three months ended September 30, 2006 related to adjustments to claims estimates. Estimated claims for the nine months ended September 30, 2006 relate to the restructuring of the financing arrangements for 169 aircraft and the rejection of 16 aircraft leases.

(5)	In connection with amendments to our contract carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”), both subsidiaries of Republic Airways Holdings, Inc. (“Republic Holdings”), which, among other things, reduced the rates we pay those carriers, we recorded (1) a $91 million allowed general, unsecured claim and (2) a $37 million net charge related to our surrender of warrants to purchase up to 3.5 million shares of Republic Holdings common stock. Additionally, in connection with an amendment to our contract carrier agreement with Freedom Airlines, Inc. (“Freedom”), a subsidiary of Mesa Air Group, Inc., which, among other things, reduced the rates we pay that carrier, we recorded a $35 million allowed general, unsecured claim.

(6)	In accordance with the Plan, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan, of approximately 14 million shares of common stock to these employees. For additional information regarding the stock grants, see Note 10.

(7)	Allowed general, unsecured claims of $83 million for the four months ended April 30, 2007 and $2.1 billion for the nine months ended September 30, 2006 in connection with Comair’s and Delta’s respective comprehensive agreements with ALPA reducing pilot labor costs.

(8)	Reflects interest earned due to the preservation of cash during our Chapter 11 proceedings.

(9)	For the four months ended April 30, 2007, we recorded a net $43 million gain, primarily reflecting a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority (“Massport”) which was partially offset by a net $80 million charge from an allowed general, unsecured claim under the Cincinnati Airport Settlement Agreement. For additional information regarding our settlement agreement with Massport and the Cincinnati Airport Settlement Agreement, see Note 4.

(10)	Allowed general, unsecured claims in connection with agreements reached with committees representing pilot and non-pilot retired employees reducing their postretirement healthcare benefits.

(11)	Reflects a charge for rejecting substantially all of our stock options in our Chapter 11 proceedings. For additional information regarding this matter, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Fresh Start Consolidated Balance Sheet

As previously noted, upon emergence from Chapter 11, we adopted fresh start reporting, which required us to revalue our assets and liabilities to fair value. In estimating fair value, we based the estimates and assumptions on guidance prescribed by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. For additional information about SFAS 157, see Note 12.

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

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections for the Successor using a number of estimates and assumptions. With the assistance of financial advisors, management determined the enterprise and corresponding reorganization value of the Successor based on the financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable companies; (2) a review and analysis of several recent transactions in the airline industry; and (3) a calculation of the present value of future cash flows based on our projections. Utilizing this methodology, the reorganization value of the Successor was estimated to be in the range of $9.4 billion and $12.0 billion. The enterprise value, and corresponding reorganization value, is dependent upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized. The excess reorganization value (using the low end of the range) over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the Consolidated Fresh Start Balance Sheet. The financial projections and estimates of enterprise and reorganization value are not incorporated herein.

All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and reorganization value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized, and actual results could vary materially.

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

The effects of the Plan and fresh start reporting on our Consolidated Balance Sheet at April 30, 2007 are as follows:

Fresh Start Consolidated Balance Sheet

(in millions)	Predecessor April 30, 2007	Debt Discharge, Reclassifications and Distribution to Creditors	Repayment of DIP Facility and New Exit Financing	Revaluation of Assets and Liabilities	Successor Reorganized Balance Sheet May 1, 2007
CURRENT ASSETS
Cash, cash equivalents and short-term investments	$2,915	$–	$(557)	$–	$2,358
Restricted and designated cash	1,069	–	–	–	1,069
Accounts receivable, net	1,086	–	–	–	1,086
Expendable parts and supplies inventories, net	183	–	–	58	241
Deferred income taxes, net	441	–	–	302	743
Prepaid expenses and other	437	(19)	–	(75)	343
Total current assets	6,131	(19)	(557)	285	5,840
PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	11,087	–	–	(1,254)	9,833
Other property and equipment, net	1,498	–	–	215	1,713
Total property and equipment, net	12,585	–	–	(1,039)	11,546
OTHER ASSETS
Goodwill	227	–	–	12,199	12,426
Intangibles, net	88	–	–	2,865	2,953
Other noncurrent assets	740	–	48	68	856
Total other assets	1,055	–	48	15,132	16,235
Total assets	$19,771	$(19)	$(509)	$14,378	$33,621
CURRENT LIABILITIES
Current maturities of long-term debt and capital leases	$1,292	$5	$–	$35	$1,332
DIP Facility	1,959	–	(1,959)	–	–
Accounts payable, accrued salaries and related benefits	1,396	561	(50)	155	2,062
SkyMiles deferred revenue	602	–		620	1,222
Air traffic liability	2,567	–	–	–	2,567
Taxes payable	423	–	–	(2)	421
Total current liabilities	8,239	566	(2,009)	808	7,604
NONCURRENT LIABILITIES
Long-term debt and capital leases	5,132	37	–	398	5,567
Exit Facilities	–	–	1,500	–	1,500
SkyMiles deferred revenue	294	–	–	1,958	2,252
Other notes payable	–	697	–	–	697
Pension, postretirement and related benefits	62	4,202	–	–	4,264
Other	1,026	–	–	1,311	2,337
Total noncurrent liabilities	6,514	4,936	1,500	3,667	16,617
Liabilities subject to compromise	19,345	(19,345)	–	–	–
SHAREOWNERS’ (DEFICIT) EQUITY
Debtors
Common stock and additional paid in capital – Debtors	1,563	–	–	(1,563)	–
Retained deficit and other – Debtors	(15,890)	4,424	–	11,466	–
Reorganized Debtors
Common stock and additional paid in capital – Reorganized Debtors	–	9,400	–	–	9,400
Total liabilities and shareowners’ (deficit) equity	$19,771	$(19)	$(509)	$14,378	$33,621

•	Debt Discharge, Reclassifications and Distribution to Creditors. Adjustments reflect the elimination of liabilities subject to compromise totaling $19.3 billion on our Consolidated Balance Sheet immediately prior to the Effective Date. Excluding certain liabilities assumed by the Successor, liabilities subject to compromise of $13.8 billion were discharged in the Chapter 11 cases. Adjustments include:

(a)	The recognition or reinstatement of $561 million to accounts payable, accrued salaries and related benefits comprised of (1) a $225 million obligation to the PBGC relating to the termination of the Pilot Plan (which is reflected on the Consolidated Balance Sheet net of a $3 million discount) and (2) $339 million to reinstate or accrue certain liabilities related to the current portion of our pension and postretirement benefit plans and for certain administrative claims and cure costs.

(b)	The recognition of $697 million in other notes payable comprised of (1) the $650 million Pilot Obligation relating to our comprehensive agreement with ALPA reducing pilot labor costs (which is reflected on the Consolidated Balance Sheet net of a $19 million discount) and (2) $66 million principal amount of senior unsecured notes (following the reduction of the $85 million face value of the notes for the application of certain payments made by us in 2006 and 2007) under the Cincinnati Airport Settlement Agreement. For additional information on the Cincinnati Airport Settlement Agreement, see Note 4.

(c)	The reinstatement of $4.2 billion to pension, postretirement and related benefits comprised of (1) $3.2 billion associated with our non-pilot defined benefit pension plan (the “Non-pilot Plan”) and other long-term accrued benefits and (2) $1.0 billion associated with postretirement benefits.

•	Repayment of DIP Facility and New Exit Financing. Adjustments reflect the repayment of the DIP Facility and borrowing under the Exit Facilities. Financing fees related to (1) the DIP Facility were written off at the Effective Date and (2) fees related to the Exit Facilities were capitalized and will be amortized over the term of the facility. For additional information regarding the Exit Facilities, see Note 4.

•	Revaluation of Assets and Liabilities. Significant adjustments reflected in the Fresh Start Consolidated Balance Sheet based on the revaluation of assets and liabilities are summarized as follows:

(a)	Property and equipment, net. A net adjustment of $1.0 billion to reduce the net book value of fixed assets to their estimated fair value.

(b)	Goodwill. An adjustment of $12.2 billion to reflect reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets. During the September 2007 quarter, goodwill decreased by $50 million as a result of net adjustments in the fair value of certain assets and liabilities. These adjustments were recorded on the Successor’s opening balance sheet at May 1, 2007.

(c)	Intangibles. An adjustment of $2.9 billion to recognize identifiable intangible assets. These intangible assets reflect the estimated fair value of our trade name, takeoff and arrival slots, SkyTeam alliance agreements, marketing agreements, customer relationships and certain contracts. Certain of these assets will be subject to an annual impairment review. For additional information on intangible assets, see Note 2.

(d)	Long-term debt and capital leases. An adjustment of $398 million primarily to reflect a $223 million net premium associated with long-term debt and a $138 million net premium associated with capital lease obligations to be amortized to interest expense over the life of such debt and capital lease obligations.

(e)	SkyMiles deferred revenue. An adjustment to revalue our obligation under the SkyMiles frequent flyer program to reflect the estimated fair value of miles to be redeemed in the future. Adjustments of $2.0 billion and $620 million were reflected for the fair value of these miles in long-term and current classifications, respectively. Effective with our emergence from bankruptcy, we changed our accounting policy from an incremental cost basis to a deferred revenue model for miles earned through travel. For additional information on the accounting policy for our SkyMiles frequent flyer program, see Note 2.

(f)	Noncurrent liabilities – other. An adjustment of $1.3 billion primarily related to the tax effect of fresh start valuation adjustments.

(g)	Total shareowners’ deficit. The adoption of fresh start reporting resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. All common stock of the Predecessor was eliminated and replaced by the new equity structure of the Successor based on the Plan. The Fresh Start Consolidated Balance Sheet reflects initial shareowners’ equity value of $9.4 billion, representing the low end in the range of $9.4 billion to $12.0 billion estimated in our financial projections developed in connection with the Plan. The low end of the range is estimated to reflect market conditions as of the Effective Date and therefore was used to establish initial shareowners’ equity value.

2. ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K.

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

Due to the impact of our Chapter 11 proceedings, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and five months ended September 30, 2007 and the four months ended April 30, 2007 are not necessarily indicative of operating results for the entire year.

New Accounting Standards

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of FIN 48 resulted in a $30 million charge to accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of shareowners’ deficit at January 1, 2007. For additional information regarding FIN 48, see Note 8.

In September 2006, the FASB issued SFAS 157. This statement, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on April 30, 2007 in connection with the adoption of fresh start reporting. For a presentation associated with the recurring and nonrecurring fair value measurements, see Note 12.

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

For the five months ended September 30, 2007 and the four months ended April 30, 2007, the change in the cash portion of the Reserve is reported as a component of operating activities on our Condensed Consolidated Statements of Cash Flows to better reflect the nature of the restricted cash activities. For the nine months ended September 30, 2006, we presented such change as an investing activity. We have reclassified prior period amounts to be consistent with the current period presentation. For the nine months ended September 30, 2006, these reclassifications resulted in a $52 million decrease to cash flows from operating activities and a corresponding increase to cash flows from investing activities from the amounts previously reported.

Upon emergence and as a result of the adoption of fresh start reporting, we changed the classification of certain items in our Consolidated Statements of Operations. We also reclassified prior period amounts to conform to current period presentation. These changes have no impact on operating and net income in any period prior to or subsequent to our emergence. These reclassifications are as follows for the three and nine months ended September 30, 2006:

•	In-sourcing revenue. We reclassified $79 million and $215 million, respectively, associated with revenue for our maintenance in-sourcing business to other, net revenue, and reclassified the related costs to (1) salaries and related costs, (2) aircraft maintenance materials and outside repairs and (3) other operating expense. Previously, these revenues and expenses were reflected on a net basis in other operating expense.

•	Delta Global Services, LLC (“DGS”). We reclassified $45 million and $127 million, respectively, associated with salaries for employees at our wholly owned subsidiary, DGS, to salaries and related costs. DGS provides staffing services to both internal and external customers. Previously, these costs were recorded in contracted services.

•	Fuel taxes. We reclassified $34 million and $95 million, respectively, to aircraft fuel expense. Previously, fuel taxes were recorded in other operating expense.

•	Crown Room Club. We reclassified $13 million and $38 million, respectively, associated with the expense of our Crown Room Club operations to several operating expense line items, primarily salaries and related costs and contracted services. Our Crown Room Club provides amenities to members when traveling. Previously, these expenses were recorded net in other, net revenue.

•	Arrangements with Other Airlines. We reclassified to passenger revenue $20 million and $116 million, respectively, of revenue associated with (1) SkyMiles earned or redeemed on other airlines and (2) frequent flyer miles of other airlines earned or redeemed on Delta. Previously, these amounts were reflected in other, net revenue.

Cash and Cash Equivalents

We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

Under our cash management system, we utilize controlled disbursement accounts that are funded daily. Checks we issue that have not been presented for payment are recorded in accounts payable on our Consolidated Balance Sheets. These amounts totaled $90 million and zero at September 30, 2007 and December 31, 2006, respectively.

Short-Term Investments

At September 30, 2007 and December 31, 2006, our short-term investments were comprised primarily of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record these investments as trading securities at fair value on our Consolidated Balance Sheets.

Restricted Cash

Our restricted cash balance at September 30, 2007 primarily relates to cash held in a grantor trust for the benefit of Delta pilots to fund the Pilot Obligation.

Restricted cash included in current assets on our Consolidated Balance Sheets totaled $579 million and $750 million at September 30, 2007 and December 31, 2006, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $14 million and $52 million at September 30, 2007 and December 31, 2006, respectively.

Long-Lived Assets

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their respective estimated useful lives. In connection with our adoption of fresh start reporting, we recorded the net book values of property and equipment to their estimated fair values and revised the estimated useful lives of flight equipment. The estimated useful lives for major asset classifications are as follows:

Estimated Useful Life
Asset Classification	Successor	Predecessor
Flight equipment	25–30 years	25 years
Capitalized software	5–7 years	5–7 years
Ground property and equipment	3–40 years	3–40 years
Leasehold improvements	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life
Flight equipment under capital lease	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

Goodwill and Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets from the adoption of fresh start reporting. We recorded $12.4 billion of goodwill upon emergence from bankruptcy.

Identifiable intangible assets consist primarily of trade name, takeoff and arrival slots, SkyTeam alliance agreements, marketing agreements, customer relationships and certain contracts. These intangible assets, excluding marketing agreements, customer relationships and certain contracts, are indefinite-lived assets and are not amortized. Marketing agreements, customer relationships and certain contracts are definite-lived intangible assets and are amortized over the estimated economic life of the respective agreements and contracts.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1. In accordance with fresh start reporting, we adjusted our Consolidated Balance Sheet to fair value on the Effective Date. We have not yet completed our annual impairment test.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero. During the five months ended September 30, 2007, we reduced goodwill by $257 million comprised of (1) $246 million associated with recognition of pre-emergence deferred tax assets and (2) $11 million of other income tax reserve adjustments.

The following table presents information about our intangible assets, including goodwill, at September 30, 2007 and December 31, 2006.

Indefinite-lived intangible assets

	Successor	Predecessor
	September 30, 2007	December 31, 2006
(in millions)	Gross Carrying Amount	Gross Carrying Amount
Goodwill	$12,169	$ 227
Trade name	880	1
Takeoff and arrival slots	635	71
SkyTeam alliance	480	–
Other	2	–
Total	$14,166	$ 299

Definite-lived intangible assets

	Successor			Predecessor
	September 30, 2007			December 31, 2006
(in millions)	Esitmated Life in Year(s)	Gross Carrying Amount	Accumulated Amortization	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization
Marketing agreements	4	$710	$(81)		$–	$–
Contracts	17 to 34	205	(7)		–	–
Customer relationships	4	40	(4)		–	–
Operating rights		–	–	9 to 19	121	(104)
Other	1	1	–	3 to 5	3	(3)
Total		$956	$(92)		$124	$(107)

Total amortization expense recognized by the Successor for the three and five months ended September 30, 2007 was $57 million and $92 million, respectively. The following table summarizes the expected amortization expense for the definite-lived intangible assets:

(in millions)
Three months ending December 31, 2007	$55
2008	217
2009	217
2010	217
2011	18
After 2011	140
Total	$864

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

We previously accounted for frequent flyer miles earned on Delta flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis. For additional information concerning the accounting for the SkyMiles program prior to May 1, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Application of Critical Accounting Policies – Frequent Flyer Program” in our Form 10-K.

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

3. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

As of September 30, 2007, we had hedged 20% of our projected aircraft fuel requirements for the December 2007 quarter using heating oil zero-cost collar contracts with weighted average contract cap and floor prices of $2.13 and $1.96, respectively. These open fuel hedge contracts had an estimated fair value gain of $17 million at September 30, 2007, which we recorded in prepaid expenses and other on our Consolidated Balance Sheet.

Prior to the adoption of fresh start reporting, we had recorded as a component of shareowners’ deficit a $46 million unrealized gain related to our fuel hedging program. This gain would have been recognized as an offset to aircraft fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, our accumulated shareowners’ deficit and accumulated other comprehensive loss were reset to zero. Accordingly, fresh start reporting adjustments eliminated the unrealized gain and increased aircraft fuel expense by $21 million and $46 million for the three and five months ended September 30, 2007, respectively.

Gains (losses) recorded on our Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 related to our fuel hedge contracts are as follows:

	Aircraft Fuel and Related Taxes		Other Income (Expense)
	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Open fuel hedge contracts	$–	$–	$(3)	$(11)
Settled fuel hedge contracts	17	(26)	4	(20)
Total	$17	$(26)	$1	$(31)

Gains (losses) recorded on our Consolidated Statements of Operations for the five months ended September 30, 2007, four months ended April 30, 2007 and nine months ended September 30, 2006 related to our fuel hedge contracts are as follows:

	Aircraft Fuel and Related Taxes			Other Income (Expense)
	Successor	Predecessor		Successor	Predecessor
(in millions)	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2006	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2006
Open fuel hedge contracts	$–	$–	$–	$(1)	$15	$(3)
Settled fuel hedge contracts	21	(8)	(22)	5	(1)	(20)
Total	$21	$(8)	$(22)	$4	$14	$(23)

For additional information about our fuel hedging program, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

4. DEBT

The following table summarizes our debt at September 30, 2007 and December 31, 2006:

	Successor	Predecessor
(in millions)	September 30, 2007	December 31, 2006
Senior Secured(1)
Senior Secured Exit Financing Facility(2)
7.36% First-Lien Synthetic Revolving Facility due April 30, 2012	$567	$–
8.61% Second-Lien Term Loan due April 30, 2014	900	–
	1,467	–
Secured Super-Priority Debtor-in-Possession Credit Agreement(2)
8.12% GE DIP Credit Facility Term Loan A due March 16, 2008	–	600
10.12% GE DIP Credit Facility Term Loan B due March 16, 2008	–	700
12.87% GE DIP Credit Facility Term Loan C due March 16, 2008	–	600
	–	1,900
Other senior secured debt(2)
14.11% Amex Facility Note due in installments during 2007	–	176
	–	176
Secured(1)
Series 2000-1 Enhanced Equipment Trust Certificates (“EETC”)
7.38% Class A-1 due in installments from 2007 to May 18, 2010	120	136
7.57% Class A-2 due November 18, 2010	738	738
7.92% Class B due November 18, 2010	182	182
	1,040	1,056
Series 2001-1 EETC
6.62% Class A-1 due in installments from 2007 to March 18, 2011	127	130
7.11% Class A-2 due September 18, 2011	571	571
7.71% Class B due September 18, 2011	207	207
	905	908
Series 2001-2 EETC(2)(3)
7.35% Class A due in installments from 2007 to December 18, 2011	291	313
8.55% Class B due in installments from 2007 to December 18, 2011	124	145
9.90% Class C due in installments from 2007 to December 18, 2011	55	64
	470	522

	Successor	Predecessor
(in millions)	September 30, 2007	December 31, 2006
Series 2002-1 EETC
6.72% Class G-1 due in installments from 2007 to January 2, 2023	421	454
6.42% Class G-2 due July 2, 2012	370	370
7.78% Class C due in installments from 2007 to January 2, 2012	95	111
	886	935
Series 2003-1 EETC(2)
6.11% Class G due in installments from 2007 to January 25, 2008	272	291
9.11% Class C due in installments from 2007 to January 25, 2008	135	135
	407	426
General Electric Capital Corporation(“GECC”)(2)(4)(5)
9.86% Notes due in installments from 2007 to July 7, 2011	145	168
9.86% Notes due in installments from 2007 to July 7, 2011(3)	103	119
7.33% Notes due in installments from 2007 to September 27, 2014(6)	415	271
	663	558
Other secured debt(2)
8.70% Senior Secured Notes due in installments from 2007 to September 29, 2012	169	189
4.95% to 7.56% Other secured financings due in installments from 2007 to September 28, 2022(7)(8)	1,001	1,354
Total senior secured and secured debt	$7,008	$8,024
Unsecured(8)
Massachusetts Port Authority Special Facilities Revenue Bonds
5.0–5.5% Series 2001A due in installments from 2012 to January 1, 2027	$–	$338
4.25% Series 2001B due in installments from 2027 to January 1, 2031(2)	–	80
4.3% Series 2001C due in installments from 2027 to January 1, 2031(2)	–	80
8.75% Boston Terminal A due in installments from 2007 to June 30, 2016	209	–
Development Authority of Clayton County, loan agreement(2)(3)
3.92% Series 2000A due June 1, 2029	65	65
4.00% Series 2000B due May 1, 2035	110	110
4.00% Series 2000C due May 1, 2035	120	120
Other unsecured debt
7.7% Notes due December 15, 2005	–	122
7.9% Notes due December 15, 2009	–	499
9.75% Debentures due May 15, 2021	–	106
8.3% Notes due December 15, 2029	–	925
8.125% Notes due July 1, 2039	–	538
10.0% Senior Notes due August 15, 2008	–	248
8.0% Convertible Senior Notes due June 3, 2023	–	350
2 7/8% Convertible Senior Notes due February 18, 2024	–	325
3.01% to 8.00% Other unsecured debt due in installments from 2007 to December 1, 2030	71	703
Total unsecured debt	575	4,609
Total secured and unsecured debt, including liabilities subject to compromise	7,583	12,633
Plus: unamortized premiums, net	185	–
Total secured and unsecured debt, including liabilities subject to compromise	7,768	12,633
Less: pre-petition debt classified as liabilities subject to compromise(7)(8)	–	(4,945)
Total debt	7,768	7,688
Less: current maturities	(819)	(1,466)
Total long-term debt	$6,949	$6,222

(1)	Our senior secured debt and secured debt is collateralized by first liens, and in many cases second and junior liens, on substantially all of our assets, including but not limited to accounts receivable, owned aircraft, certain spare engines, certain spare parts, certain flight simulators, ground equipment, landing slots, international routes, equity interests in certain of our domestic subsidiaries, intellectual property and real property. For more information on the Senior Secured Exit Financing Facility, see “Exit Financing” in this Note.

(2)	Our variable interest rate long-term debt is shown using interest rates which represent LIBOR or Commercial Paper plus a specified margin, as provided for in the related agreements. The rates shown were in effect at September 30, 2007, if applicable. For our long-term debt discharged as part of our emergence from bankruptcy, the rates shown were in effect at December 31, 2006.

(3)	In October 2007, we completed the issuance and sale of $1.4 billion of Pass Through Certificates, Series 2007-1 (the “Certificates”). The proceeds from this offering are primarily being used to prepay certain existing aircraft-secured financings. For additional information regarding the Certificates, see “2007-1 EETC” below.

(4)	For information about the letters of credit issued by, and our related reimbursement obligation to, GECC, see “Letter of Credit Enhanced Special Facility Bonds” and “Reimbursement Agreement and Other GECC Agreements” in Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

(5)	For additional information about this debt, as amended, see “Reimbursement Agreement and Other GECC Agreements” in Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

(6)	On September 27, 2007, we and GECC amended this credit facility, among other things, to increase to $415 million the outstanding principal amount of borrowings under this facility and to reduce the interest rate we pay on these borrowings.

(7)	In accordance with SOP 90-7, substantially all of our unsecured debt had been classified as liabilities subject to compromise at December 31, 2006. Additionally, certain of our undersecured debt had been classified as liabilities subject to compromise at December 31, 2006. For more information on liabilities subject to compromise, see Note 1.

(8)	Certain of our secured and undersecured debt, which was classified as liabilities subject to compromise at December 31, 2006, has been reclassified from liabilities subject to compromise to long-term debt or converted to operating leases as of emergence in connection with restructuring initiatives during our Chapter 11 reorganization.

Future Maturities

The following table summarizes the contractual maturities of our debt, including current maturities, at September 30, 2007:

Years Ending December 31, (in millions)	Principal Amount
Three months ending December 31, 2007	$95
2008	803
2009	477
2010	1,379
2011	1,204
After 2011	3,810
Total	$7,768

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

As part of our Chapter 11 proceedings, we entered into a settlement agreement with Massport, the bond trustee and the bond insurer providing, among other things, for a reduction in our leasehold premises, the ability to return some additional space in 2007 and 2011, the reduction of our lease term to 10 years and the elimination of the guarantee of debt service. On February 14, 2007, the Bankruptcy Court approved the settlement agreement, the assumption of the amended lease and the restructuring of related agreements.

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

On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. The Objecting Bondholders challenged the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders have appealed the decision of the District Court to the U.S. Court of Appeals for the Second Circuit.

2007-1 EETC

In October 2007, we completed the issuance and sale of $1.4 billion of the Certificates. The Certificates were issued in three classes, comprised of $924 million of Class A Certificates with an interest rate of 6.821% per annum, $265 million of Class B Certificates with an interest rate of 8.021% per annum and $220 million of Class C Certificates with an interest rate of 8.954% per annum. Each class of Certificates was issued by a different pass through trust.

The proceeds from the sale of the Certificates were placed in escrow to be used to acquire equipment notes (the “Equipment Notes”) from us in an aggregate principal amount of $1.4 billion. The Equipment Notes will be secured by 36 Boeing aircraft delivered to us from 1998 to 2002. The aircraft are currently securing existing financings described below. The Equipment Notes will be issued in three series, bearing interest and in principal amounts corresponding to the respective class of Certificates, within 90 days of the date of the closing of the sale of the Certificates.

The interest on the escrowed funds is payable on February 10, 2008 and interest on the Equipment Notes is payable semiannually on each February 10 and August 10, beginning on February 10, 2008. The principal payments on the Equipment Notes are scheduled on February 10 and August 10 in certain years, beginning on February 10, 2008. The final payments will be due on August 10, 2022, in the case of the Series A and Series B Equipment Notes, and August 10, 2014, in the case of the Series C Equipment Notes. The Equipment Notes issued with respect to each aircraft will be secured by a lien on such aircraft and will also be cross-collateralized by the other aircraft. Payments on the Equipment Notes held in each pass through trust will be passed through to the certificate holders of such trust.

We are using the proceeds from the issuance of the Equipment Notes for the prepayment of $961 million of existing financings, which are collectively secured by the 36 aircraft, and for general corporate purposes. The existing financings that are being prepaid include (1) our Series 2001-2 EETC, (2) a credit facility with GECC referred to as the Aircraft Loan under the heading “Reimbursement Agreement and Other GECC Agreements” in Note 6 to the Notes to our Consolidated Financial Statements in our Form 10-K and (3) the bond issues that are backed by a letter of credit facility provided by GECC as described under the heading “Letter of Credit Enhanced Special Facility Bonds” in Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

The Certificates were sold in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Pursuant to a registration rights agreement, which we entered into upon the issuance of the Certificates, we expect to file an exchange offer registration statement or, under specific circumstances, a shelf registration statement with respect to the Certificates.

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

We were in compliance with these covenant requirements at September 30, 2007.

5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of September 30, 2007 are estimated to be approximately $3.5 billion. The following table shows the timing of these commitments:

Year Ending December 31, (in millions)	Amount
Three months ending December 31, 2007	$315
2008	1,273
2009	1,225
2010	712
Total	$3,525

Our aircraft order commitments as of September 30, 2007 consist of firm orders to purchase eight B-777-200LR aircraft, 10 B-737-700 aircraft, 43 B-737-800 aircraft and 24 CRJ-900 aircraft as discussed below. Our firm orders to purchase 43 B-737-800 aircraft include 41 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. These sales will reduce our future commitments by approximately $1.7 billion during the period from the three months ending December 31, 2007 through 2010.

We entered into agreements with Bombardier (1) in January 2007 to purchase 30 CRJ-900 aircraft for delivery between September 2007 and February 2010 (the “January 2007 Agreement”) and (2) in May 2007 to purchase 14 CRJ-900 aircraft for delivery between August 2007 and February 2008 (the “May 2007 Agreement”). These aircraft will be delivered in two-class, 76 seat configuration. We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for these orders.

We expect these aircraft will be operated by regional air carriers under our contract carrier agreements. Our agreements with Bombardier permit us to assign to other carriers our CRJ-900 aircraft orders and related support provisions. In April 2007, we assigned to a regional air carrier our orders to purchase 16 CRJ-900 aircraft under the January 2007 Agreement (the “CRJ-900 Assigned Aircraft”). The remaining 14 CRJ-900 aircraft under the January 2007 Agreement will be delivered between September 2007 and May 2009. During the September 2007 quarter, we accepted delivery of one aircraft under the January 2007 Agreement and three aircraft under the May 2007 Agreement.

The above table does not include any commitments by us for the CRJ-900 Assigned Aircraft because the regional air carrier is required to purchase and make the related payments for those aircraft. While we would be required to purchase the CRJ-900 Assigned Aircraft in the event of a default by the regional air carrier of its purchase obligation, we currently believe such an event is not likely.

We have also entered into agreements to lease 13 B-757-200ER aircraft, 10 of which we will lease for seven years and three months and three of which we will lease for five years. We accepted delivery of six of these aircraft in the September 2007 quarter. We expect to receive the remaining seven aircraft in the December 2007 and March 2008 quarters.

We have also signed a letter of intent with a third party to lease two B-757-200ER aircraft, which will be delivered to us during the December 2007 and March 2008 quarters. We will lease each of these aircraft for seven years. This transaction is subject to the completion of definitive documentation.

Contract Carrier Agreements

Delta Connection Carriers

As of September 30, 2007, we had contract carrier agreements with 10 regional air carriers (“Connection Carriers”), including our wholly owned subsidiary, Comair, and nine unaffiliated carriers.

Capacity Purchase Agreements. During the five months ended September 30, 2007 and the four months ended April 30, 2007, six carriers operated as contract carriers for us (in addition to Comair) pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. We have entered into more than one capacity purchase agreement with two of these carriers.

The following table shows, by carrier and contract, (1) the number of aircraft in Delta Connection operation as of September 30, 2007, (2) the number of aircraft scheduled to be in Delta Connection operation as of December 31, 2007, (3) the number of aircraft scheduled to be in Delta Connection operation immediately prior to the expiration date of the agreement and (4) the expiration date of the agreement:

Carrier	Aircraft in Operation as of September 30, 2007	Number of Aircraft Scheduled to be in Operation as of December 31, 2007	Number of Aircraft Scheduled to be in Operation Immediately Prior to the Expiration Date of the Agreement	Expiration Date of Agreement
Atlantic Southeast Airlines, Inc. (“ASA”)	153	153	149	2020
SkyWest Airlines, Inc. (“SkyWest”)	82	82	82	2020
SkyWest/ASA(1)	10	12	12	2012
Chautauqua	39	39	24	2016
Freedom (ERJ-145 aircraft)(2)	36	36	22	2017
Freedom (CRJ-900 aircraft)(2)	–	2	14	2017
Shuttle America	16	16	16	2019
ExpressJet Airlines, Inc. (“ExpressJet”)	10	10	10	2009
Pinnacle Airlines, Inc.	–	1	16	2019
The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.
(1)	We have an agreement with SkyWest, ASA and Sky West, Inc., the parent company of SkyWest and ASA, under which the parties collectively determine whether the aircraft are operated by SkyWest or ASA.
(2)
We have separate agreements with Freedom that involve different aircraft types, expiration dates and terms. These agreements are shown separately to illustrate the variance in the number of aircraft that will be operated during the term of each agreement.

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under capacity purchase agreements with the following six unaffiliated regional air carriers for the three and nine months ended September 30, 2007 and 2006:

•	ASA, SkyWest, Chautauqua, Freedom and Shuttle America for all periods presented; and

•	ExpressJet from February 27, 2007 to September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
ASMs	4,691	4,033	13,373	11,310
RPMs	3,771	3,107	10,551	8,820
Number of aircraft operated, end of period	346	324	346	324
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

Contingencies Related to Termination of Contract Carrier Agreements

We may terminate the Chautauqua and Shuttle America agreements without cause at any time after May 2010 and July 2015, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.

We estimate that the total fair values, determined as of September 30, 2007, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are $466 million and $353 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $44 million and $66 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 44 passengers. A number of lawsuits also name Delta as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of October 30, 2007, settlements have been reached with the families of 15 of the 47 passengers. Lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky and in state court in Fayette County, Kentucky. The FAA, named as a third-party defendant in the passenger actions by Comair, has recently removed all the cases pending in state court to federal court. The matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

Comair and Delta continue to pursue settlement negotiations with the plaintiffs in these lawsuits. The settled cases have been dismissed with prejudice.

Comair has filed direct actions in the U.S. District Court for the Eastern District of Kentucky against the United States (based on the actions of the FAA), and in state court in Fayette County, Kentucky, against the Lexington Airport Board and certain other Lexington airport defendants. Comair has also filed third party complaints against these same parties in each of the pending passenger lawsuits. These actions seek to apportion liability for damages arising from this accident among all responsible parties.

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

American Express

Our American Express credit card processing agreement, entered into in 2004 and amended in 2005, provides that American Express is permitted to withhold our receivables in certain circumstances. These circumstances include a material increase in the risk that we will be unable to meet our obligations under the agreement or our business undergoing a material adverse change. No amounts were withheld as of September 30, 2007 and December 31, 2006.

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

Employees Under Collective Bargaining Agreements

At September 30, 2007, we had a total of 55,022 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions. The following table presents certain information concerning the union representation of our active domestic employees as of September 30, 2007.

Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	6,200	ALPA	December 31, 2009
Delta Flight Superintendents	180	PAFCA(1)	January 1, 2010
Comair Pilots	1,520	ALPA	March 2, 2011
Comair Maintenance Employees	530	IAM(2)	December 31, 2010
Comair Flight Attendants	920	IBT(3)	December 31, 2010
The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.
(1)	PAFCA – Professional Airline Flight Controllers’ Association
(2)	IAM – International Association of Machinists and Aerospace Workers
(3)	IBT – International Brotherhood of Teamsters

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends to December 31, 2007. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Fuel Inventory Supply Agreement

In 2006, we entered into an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron became the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area. In August 2007, we and Aron amended and restated the agreement effective as of September 15, 2007. As amended, the agreement with Aron is effective through September 30, 2008 and automatically renews for a one year term thereafter unless terminated by either party thirty days prior to September 30, 2008. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all jet fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all jet fuel inventory that is in transit to these airports as well as to the three New York City area airports. Our cost to purchase such inventory may be material.

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

6. FLEET INFORMATION

Our active fleet, orders, options and rolling options at September 30, 2007 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Orders		Options		Rolling Options
B-737-700	–	–	–	–	–	10		–		–
B-737-800	71	–	–	71	6.9	43	(1)	60		120
B-757-200	68	34	18	120	16.0	–		–		–
B-757-200ER	–	2	4	6	10.7	–		–		–
B-767-300	4	–	20	24	17.2	–		–		–
B-767-300ER	50	–	9	59	11.6	–		10	(3)	–
B-767-400ER	21	–	–	21	6.6	–		16		–
B-777-200ER	8	–	–	8	7.7	–		–		–
B-777-200LR	–	–	–	–	–	8		11		12
MD-88	63	33	23	119	17.3	–		–		–
MD-90	16	–	–	16	11.8	–		–		–
CRJ-100	35	13	49	97	10.1	–		–		–
CRJ-200	5	–	12	17	5.2	–		20		–
CRJ-700	17	–	–	17	3.9	–		25		–
CRJ-900	3	–	–	3	0.1	24	(2)	30		–
Total	361	82	135	578	12.4	85		172		132
The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.
(1)	Includes 41 aircraft which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.
(2)	Excludes 16 aircraft orders we assigned to a regional air carrier in April 2007. See “Aircraft Order Commitments” in Note 5 for additional information regarding this matter.
(3)	At our discretion, these options may be exercised for either B-767-300 or B-767-300ER aircraft.

7. EMPLOYEE BENEFIT PLANS

Net Periodic (Benefit) Cost

Net periodic (benefit) cost for the three and five months ended September 30, 2007, four months ended April 30, 2007 and the three and nine months ended September 30, 2006 included the following components:

	Pension Benefits
	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2006
Service cost	$–	$–	$–	$–	$35
Interest cost	110	178	184	145	534
Expected return on plan assets	(105)	(130)	(175)	(129)	(390)
Amortization of prior service cost	–	–	–	–	1
Recognized net actuarial loss	–	57	–	19	171
Settlement gain on termination	–	–	–	(30)	–
Revaluation of liability	–	–	–	(143)	–
Net periodic (benefit) cost	$5	$105	$9	$(138)	$351

	Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2006
Service cost	$3	$4	$5	$4	$14
Interest cost	16	24	26	21	73
Amortization of prior service benefit	–	(11)	–	(31)	(32)
Recognized net actuarial loss	–	2	–	8	6
Revaluation of liability	–	–	–	49	–
Net periodic cost	$19	$19	$31	$51	$61

	Other Postemployment Benefits
	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2006
Service cost	$8	$11	$13	$8	$37
Interest cost	31	31	52	41	93
Expected return on plan assets	(39)	(41)	(65)	(51)	(122)
Amortization of prior service benefit	–	–	–	(2)	–
Recognized net actuarial loss	–	2	–	5	8
Revaluation of liability	–	–	–	(273)	–
Net periodic (benefit) cost	$–	$3	$–	$(272)	$16

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

Cash Flows

For the nine months ended September 30, 2007, we contributed $92 million to our Non-pilot Plan and $8 million to a separate frozen qualified defined benefit pension plan for certain pilots formerly employed by Western Air Lines (the “Western Plan”). Pursuant to our settlement agreement with the PBGC, we have initiated a standard termination of the Western Plan.

For the nine months ended September 30, 2007, we paid a total of $122 million related to our qualified defined contribution pension plans. This does not include the portion of the proceeds of ALPA’s allowed general, unsecured claim that we contributed to the Delta Family-Care Savings Plan under our agreement with ALPA.

For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at September 30, 2007 and December 31, 2006. The components are estimates and are subject to revision, which could be significant.

	Successor	Predecessor
(in millions)	September 30, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$2,834	$2,921
Additional minimum pension liability	–	615
AMT credit carryforward	346	346
Employee benefits	1,741	2,898
Deferred revenue	1,300	311
Other temporary differences (primarily reorganization charges)	2,408	2,183
Valuation allowance	(4,614)	(5,169)
Total deferred tax assets	$4,015	$4,105

	Successor	Predecessor
(in millions)	September 30, 2007	December 31, 2006
Deferred tax liabilities:
Depreciation	$3,425	$3,870
Intangibles	1,062	(20)
Other	245	259
Total deferred tax liabilities	$4,732	$4,109

The following table shows the current and noncurrent deferred tax assets (liabilities) recorded on our Consolidated Balance Sheets at September 30, 2007 and December 31, 2006:

	Successor	Predecessor
(in millions)	September 30, 2007	December 31, 2006
Current deferred tax assets, net	$807	$402
Noncurrent deferred tax liabilities, net	(1,524)	(406)
Net deferred tax liabilities	$(717)	$(4)

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

At September 30, 2007, we had (1) $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire, and (2) approximately $7.5 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022. As a result of our emergence from bankruptcy, the federal and state NOL carryforwards were reduced by discharge of indebtedness income of approximately $2.4 billion. We have not finalized our assessment of the tax effects of the bankruptcy emergence and this estimate, as well as the Plan’s overall effect on all tax attributes, is subject to revision, which could be significant.

As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. We currently expect this change will not significantly limit our ability to utilize our AMT credit or NOLs in the carryforward period.

We adopted FIN 48 on January 1, 2007, at which time the total amount of unrecognized tax benefit on the Consolidated Balance Sheet was $217 million. Included in the total unrecognized tax benefits was $86 million of tax benefits that, if recognized, would affect the effective tax rate.

The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at September 30, 2007 is $197 million. As a result of fresh start accounting, pre-emergence unrecognized tax benefits, when recognized, will result in an adjustment to goodwill. Therefore, the effective tax rate will not be affected.

We accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of January 1, 2007, we had $65 million for the payment of interest accrued and $5 million for the payment of penalties. Upon adoption of FIN 48 on January 1, 2007, we increased our accrual for interest and penalties by $4 million.

We are currently under audit by the Internal Revenue Service for the 2001 to 2004 tax years. It is reasonably possible the audit will conclude in 2007, resulting in a change to our total unrecognized tax benefit of approximately $120 million.

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

The following table shows our comprehensive income (loss) for the three and five months ended September 30, 2007 and four months ended April 30, 2007:

2007

(in millions)	Unrecognized Pension Liability	Fuel Derivative Instruments	Marketable Equity Securities	Valuation Allowance	Total
Balance at January 1, 2007 (Predecessor)	$(727)	$(23)	$2	$230	$(518)
SFAS 158	6	–	–	–	6
Unrealized gain	–	70	–	–	70
Realized gain	–	(1)	–	–	(1)
Balance at April 30, 2007 (Predecessor)	(721)	46	2	230	(443)
Elimination of Predecessor other comprehensive loss	721	(46)	(2)	(230)	443
Unrealized gain	–	5	–	–	5
Realized gain	–	3	–	–	3
Tax effect	–	(3)	–	3	–
Net of tax	–	5	–	3	8
Balance at June 30, 2007 (Successor)	$–	$5	$–	$3	$8
Unrealized gain	–	24	–	–	24
Realized gain	–	(17)	–	–	(17)
Tax effect	—	(3)	–	3	–
Net of tax	–	4	–	3	7
Balance at September 30, 2007 (Successor)	$–	$9	$–	$6	$15

The following table shows our comprehensive loss for the three and nine months ended September 30, 2006:

2006

	Predecessor
(in millions)	Additional Minimum Pension Liability	Fuel Derivative Instruments	Marketable Equity Securities	Valuation Allowance	Total
Balance at January 1, 2006	$(2,553)	$–	$1	$(170)	$(2,722)
Unrealized gain	–	4	–	–	4
Realized gain	–	(2)	–	–	(2)
Balance at June 30, 2006	$(2,553)	$2	$1	$(170)	$(2,720)
Unrealized (loss) gain	–	(57)	1	–	(56)
Realized gain	–	(1)	–	–	(1)
Balance at September 30, 2006	$(2,553)	$(56)	$2	$(170)	$(2,777)

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

Preferred Stock. The New Certificate provides that preferred stock may be issued in one or more series. It authorizes the Board of Directors (1) to fix the descriptions, powers (including voting powers), preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and (2) to specify the number of shares of any series of preferred stock. At September 30, 2007, no preferred stock was issued and outstanding.

Treasury Stock. In connection with the issuance of common stock to employees under the Plan, we withheld the portion of these shares necessary to cover the employees’ portion of required tax withholdings. See “Stock Grants” below for additional information on the issuance of the common stock under the Non-contract Program. These shares are valued at cost, which equals the market price of the common stock on the date of issuance. At September 30, 2007, there were 6,339,220 shares held in treasury at a weighted average cost of $20.52 per share.

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

Successor. Upon emergence from Chapter 11, we adopted with Bankruptcy Court approval new compensation programs, the Non-contract Program and the Management Program. The Non-contract Program includes the grant of unrestricted common stock to our approximately 39,000 non-contract, non-management employees. The Management Program covers our approximately 1,200 officers, director level employees and management personnel. Under the Management Program, officers received restricted stock, stock options and performance shares; director level employees received restricted stock and stock options; and management personnel received restricted stock. All of these awards have been made under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the “2007 Plan”) described below. During the three and five months ended September 30, 2007, the total compensation cost related to the Management Program was $50 million and $76 million, respectively.

The Bankruptcy Court approved the 2007 Plan. Up to 30 million shares of common stock are available for awards under the 2007 Plan.

Shares of common stock to be issued under the 2007 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award under the 2007 Plan that is cancelled, forfeited or otherwise terminates without delivery of shares

(including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan. The following table shows the equity transactions under the 2007 Plan during the five months ended September 30, 2007:

Shares (000)
Authorized under the 2007 Plan	30,000
Awarded(1)	(26,443)
Forfeited	54
Returned to Treasury	5,322
Available for Future Grants	8,933
(1)	Awards include unrestricted common stock grants, restricted stock, stock options and performance shares.

Stock Grants. Under the Plan, 14 million shares of common stock are issuable as a part of the Non-contract Program. As of September 30, 2007, we distributed nearly all 14 million shares of common stock to eligible employees under the Non-contract Program. We will distribute the remaining shares of common stock under the Non-contract Program as eligible employees return to work during 2007. Employees may hold or sell these shares without restriction.

Restricted Stock. We granted in excess of seven million shares of restricted stock to eligible employees under the Management Program. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time (the “Restriction”), and that is subject to forfeiture in certain circumstances until the Restriction lapses. The Restriction will lapse in three equal installments six, 18 and 30 months after the date of grant, subject to the employee’s continued employment on that date. The Restriction on the third installment of the restricted stock will instead lapse 18 months after the Effective Date if, during the period beginning six months and ending 18 months after the Effective Date, the aggregate market value of our outstanding common stock is at least $14.0 billion for 10 consecutive trading days.

The following table summarizes restricted stock activity for the five months ended September 30, 2007:

	Shares (000)	Weighted Average Grant-Date Fair Value
Granted	7,455	$20.23
Vested	(187)	20.45
Forfeited	(47)	20.45
Non-vested at September 30, 2007	7,221	$20.22

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

The fair value of stock options are determined at the grant date using a Black-Scholes model, which requires us to make several assumptions. The risk-free rate is based on the U.S. Treasury yield in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. Due to the impact of our bankruptcy on our stock price and employees, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility and expected life assumptions. The volatility assumptions were based on (1) historical volatilities of the stock of comparable airlines whose shares are traded using daily stock price returns equivalent to the expected term of the options and (2) implied volatility. The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration, as allowed by Staff Accounting Bulletin No. 107, “Share Based Payments.”

The weighted average fair value of options granted during the five months ended September 30, 2007 was determined based on the following weighted average assumptions.

Assumption
Risk-free interest rate	4.8%
Average expected life of stock options (in years)	6.0
Expected volatility of common stock	55.0%
Weighted average fair value of a stock option granted	$10.70

The following table summarizes stock option activity for the five months ended September 30, 2007:

	Shares (000)	Weighted Average Exercise Price
Outstanding at the beginning of the period	–	$–
Granted	3,348	18.65
Exercised	–	–
Forfeited	(9)	18.84
Outstanding at the end of the period	3,339	$18.65
Exercisable at the end of the period	143	$18.84

Performance Shares. We granted to eligible employees under the Management Program performance shares with an aggregate target payout opportunity covering approximately one million shares of common stock. These awards are long-term incentives payable in common stock and are contingent upon our achieving certain financial goals for the year ending December 31, 2007, the two years ending December 31, 2008 and the three years ending December 31, 2009, and the occurrence of a contemporaneous payout under the Profit Sharing Program.

11. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing the net income (loss) attributable to common shareowners by the weighted average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan, are considered outstanding common shares and included in the computation of basic earnings per share. Accordingly, 386 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic earnings per share for the three and five months ended September 30, 2007. For additional information regarding these shares, see Notes 1 and 10.

Diluted earnings (loss) per share include the dilutive effects of stock options and restricted stock. To the extent stock options and restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.

The following table shows our computation of basic and diluted earnings (loss) per share for the three and five months ended September 30, 2007, four months ended April 30, 2007 and the three and nine months ended September 30, 2006:

	Successor	Predecessor	Successor	Predecessor
(in millions, except per share data)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2006
Basic:
Net income (loss)	$220	$52	$384	$1,298	$(4,222)
Dividends on allocated Series B ESOP Convertible Preferred Stock	–	–	–	–	(2)
Net income (loss) attributable to common shareowners	$220	$52	$384	$1,298	$(4,224)
Basic weighted average shares outstanding	393.5	197.3	393.5	197.3	196.2
Basic earnings (loss) per share	$0.56	$0.26	$0.98	$6.58	$(21.53)

Diluted:
Net income (loss) attributable to common shareowners	$220	$52	$384	$1,298	$(4,224)
Gain recognized on the forgiveness of convertible debt	–	–	–	(216)	–
Net income (loss) attibutable to common shareowners assuming conversion	$220	$52	$384	$1,082	$(4,224)

Basic weighted average shares outstanding	393.5	197.3	393.5	197.3	196.2
Additional shares assuming:
Restricted shares	1.6	–	0.6	–	–
Conversion of 8.0% Convertible Senior Notes	–	12.5	–	12.5	–
Conversion of 2 7/8% Convertible Senior Notes	–	23.9	–	23.9	–
Weighted average shares outstanding, as adjusted	395.1	233.7	394.1	233.7	196.2
Dilutive earnings (loss) per share	$0.56	$0.22	$0.97	$4.63	$(21.53)

For the three and five months ended September 30, 2007, we excluded from our earnings per share calculations all common stock equivalents if their effect was anti-dilutive. These common stock equivalents include options to purchase approximately three million shares of common stock.

For the nine months ended September 30, 2006, we excluded from our loss per share calculations all common stock equivalents because their effect on earnings per share was anti-dilutive. These common stock equivalents include 12.5 million and 23.9 million shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, respectively.

12. FAIR VALUE MEASUREMENTS

As described in Note 2, we adopted SFAS 157 upon emerging from bankruptcy. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities measured at fair value on a recurring basis

(in millions)	Successor September 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Valuation Technique
Short term investments	$767	$767	$–	(a)
Fuel hedging derivatives	17	–	17	(a)

There were no changes in our valuation technique used to measure asset fair values on a recurring basis.

Assets and liabilities measured at fair value on a nonrecurring basis

(in millions)	Successor May 1, 2007	Significant Other Observable Inputs (Level 2)	Significant(1) Unobservable Inputs (Level 3)	Valuation Technique
Expendable parts and supplies inventories	$241	$241	$–	(a) (b)
Prepaid expense and other	343	343	–	(a) (b) (c)
Net flight equipment and net flight equipment under capital lease	9,833	9,833	–	(a) (b)
Other property and equipment	1,713	1,713	–	(a) (b)
Indefinite-lived intangible assets(2)	1,997	–	1,997	(a) (c)
Definite-lived intangible assets(2)	956	–	956	(c)
Other noncurrent assets	856	856	–	(a) (b) (c)
Debt and obligations under capital lease	6,899	6,899	–	(a) (c)
SkyMiles deferred revenue(3)	3,474	–	3,474	(a)
Accounts payable and other noncurrent liabilities	405	405	–	(a) (c)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. We offer service, including Delta Connection carrier service, to 310 destinations in 54 countries. We are a founding member of SkyTeam, a global airline alliance that provides customers with extensive worldwide destinations, flights and services. Including our SkyTeam and worldwide codeshare partners, we offer flights to 475 worldwide destinations in 104 countries.

On April 30, 2007 (the “Effective Date”), we emerged from bankruptcy as a competitive airline with a global network. We and substantially all of our subsidiaries had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on September 14, 2005 (the “Petition Date”). For additional information regarding our Chapter 11 proceedings, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Our reorganization in Chapter 11 involved a fundamental transformation of our business. Our strategy touches all facets of our operations, including the destinations we serve, the way we serve our customers, and the fleet we operate, in order to earn customer preference and continue to improve revenue performance. We will continue to focus on taking advantage of revenue opportunities that are available to us while maintaining the competitive cost structure we obtained from our reorganization.

On October 17, 2007, we entered into a joint venture agreement with Air France to share revenues and costs on transatlantic routes. The initial implementation of the joint venture in April 2008 will include flights operated by both carriers between Air France’s Paris-Charles de Gaulle, Paris-Orly and Lyon hubs and our Atlanta, Cincinnati, NewYork- JFK and Salt Lake City hubs, as well as all flights between London Heathrow Airport and the U.S. By 2010, the joint venture is scheduled to be extended to all transatlantic flights operated by Air France and Delta between North America and Europe and the Mediterranean, as well as all flights between Los Angeles and Tahiti.

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

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Financial Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly our Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to our Condensed Consolidated Financial Statements prior to that date.

Fresh start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on our Consolidated Balance Sheet. Deferred taxes are determined in conformity with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). For additional information regarding the impact of fresh start reporting on our Consolidated Balance Sheet as of the Effective Date, see “Fresh Start Consolidated Balance Sheet” in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

References in this Form 10-Q to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with our Plan of Reorganization in our Chapter 11 proceedings (the “Plan”); and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Financial Results of the Predecessor and Successor

Due to our adoption of fresh start reporting on April 30, 2007, the accompanying Consolidated Statements of Operations include the results of operations for (1) the three and five months ended September 30, 2007 of the Successor, (2) the four months ended April 30, 2007 of the Predecessor and (3) the three and nine months ended September 30, 2006 of the Predecessor.

For purposes of management’s discussion and analysis of the results of operations for the nine months ended September 30, 2007 in this Form 10-Q, we combined the results of operations for the four months ended April 30, 2007 of the Predecessor with the five months ended September 30, 2007 of the Successor. We then compare the combined results of operations for the nine months ended September 30, 2007 with the corresponding period in the prior year of the Predecessor.

We believe the combined results of operations for the nine months ended September 30, 2007 provide management and investors with a more meaningful perspective on Delta’s ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the nine months ended September 30, 2007.

Fresh Start Adjustments

During the three and five months ended September 30, 2007, fresh start reporting adjustments (“Fresh Start Adjustments”) impacted our Condensed Consolidated Financial Statements. These adjustments resulted in a $50 million and $63 million increase to pre-tax income for the three and nine months ended September 30, 2007, respectively. Offsetting these increases were $50 million and $76 million of expense associated with share-based compensation for the three and nine months ended September 30, 2007, respectively. The Fresh Start Adjustments consist of the following:

SkyMiles Frequent Flyer Program. We revalued our frequent flyer award liability to estimated fair value. Fair value represents the estimated price we would pay a third party to assume the obligation of redeeming miles under the SkyMiles program. Fresh Start Adjustments for the SkyMiles program (including the change in accounting policy for that program) increased operating revenue by $76 million and $118 million for the three and nine months ended September 30, 2007, respectively.

Fuel Hedging. Prior to the adoption of fresh start reporting on April 30, 2007, we recorded as a component of shareowners’ deficit in other comprehensive income (loss) $46 million of deferred gains related to our fuel hedging program. This gain would have been recognized as an offset to fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, accumulated other comprehensive loss prior to emergence from Chapter 11 was reset to zero. Accordingly, Fresh Start Adjustments resulted in a non-cash increase to fuel expense of $21 million and $46 million for the three and nine months ended September 30, 2007, respectively.

Depreciation. We revalued property and equipment to fair value, which reduced the net book value of these assets by $1.0 billion. In addition, we reset the depreciable lives of flight equipment to reflect revised estimated useful lives and discontinued capitalization and depreciation of certain maintenance parts. As a result, depreciation expense decreased by $45 million and $76 million for the three and nine months ended September 30, 2007, respectively.

Amortization of Intangible Assets. We revalued our intangible assets to fair value, which increased the net book value of intangible assets (excluding goodwill) by $2.9 billion, of which $956 million relates to amortizable intangible assets. As a result, we recorded amortization expense of $57 million and $92 million for the three and nine months ended September 30, 2007, respectively.

Aircraft Maintenance Materials and Outside Repairs. We changed the way we account for certain maintenance parts that were previously capitalized and depreciated. After emergence, we expense these parts as they are placed on the aircraft. This change resulted in an increase in aircraft maintenance materials and outside repairs expense of $18 million and $33 million for the three and nine months ended September 30, 2007, respectively.

Interest Expense. The revaluation of our debt and capital lease obligations resulted in a decrease in interest expense due to the amortization of premiums from adjusting these obligations to fair value. During the September 2007 quarter, $14 million in future premium credits were accelerated in connection with accounting for the amendment to our spare parts credit facility with General Electric Capital Corporation (the “Spare Parts Loan”). As a result, interest expense decreased by $25 million and $32 million for the three and nine months ended September 30, 2007, respectively.

Other Fresh Start Reporting Adjustments. We recorded other Fresh Start Adjustments relating primarily to the revaluation of our aircraft leases. These adjustments had no impact on, and increased by $8 million, pre-tax income for the three and nine months ended September 30, 2007, respectively.

Accounting Adjustments

During the March 2006 quarter, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Condensed Consolidated Financial Statements that affect the comparability of our results for the nine months ended September 30, 2007 and 2006. These adjustments resulted in a net non-cash charge of $310 million to our Consolidated Statement of Operations, consisting of:

•	A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at JFK. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by SFAS No. 13, “Accounting for Leases.”

•	A $108 million net charge related to the sale of mileage credits under our SkyMiles frequent flyer program. This includes an $83 million decrease in passenger revenues, a $106 million decrease in other, net operating revenues, and an $81 million decrease in other operating expenses. This net charge primarily resulted from the reconsideration of our position with respect to the timing of recognizing revenue associated with the sale of mileage credits that we expect will never be redeemed for travel.

•	A $90 million charge in salaries and related costs to adjust our accrual for postemployment healthcare benefits. This adjustment is due to healthcare payments applied to this accrual over several years, which should have been expensed as incurred.

Reclassifications

Upon emergence and as a result of fresh start reporting, we changed the classification of certain items on our Consolidated Statements of Operations. We also reclassified prior period amounts to conform to current period presentations. These changes have no impact on operating or net income in any period prior to or subsequent to our emergence from bankruptcy. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information about these reclassifications.

Results of Operations – September 2007 and 2006 Quarters

Net Income

We had consolidated net income of $220 million and $52 million for the September 2007 and 2006 quarters, respectively. The net income for the September 2006 quarter includes a $98 million credit in reorganization items, net primarily due to adjustments to prior Chapter 11 claims estimates.

Operating Revenue

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$3,539	$3,207	$332	10%
Regional affiliates	1,099	1,016	83	8%
Total passenger revenue	4,638	4,223	415	10%
Cargo	120	121	(1)	(1)%
Other, net	469	407	62	15%
Total operating revenue	$5,227	$4,751	$476	10%

Operating revenue totaled $5.2 billion for the September 2007 quarter, a $476 million, or 10%, increase compared to the September 2006 quarter. Passenger revenue increased 10% on a 3% increase in capacity and 2.9 point increase in load factor. The increase in passenger revenue reflects a rise of 3% and 6% in passenger mile yield and passenger revenue per available seat mile (“PRASM”), respectively. Mainline passenger revenue increased primarily due to (1) strong passenger demand, (2) our increased service to international destinations and (3) increased SkyMiles revenue due to certain Fresh Start Adjustments. Passenger revenue of regional affiliates increased primarily due to increased flying by our contract carriers, which resulted in a 9% increase in revenue passenger miles (“RPMs”), or traffic, on 5% greater capacity for our regional affiliates.

	Successor	Increase (Decrease) Three Months Ended September 30, 2007 vs. 2006
(in millions)	Three Months Ended September 30, 2007	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$3,175	4%	3%	(2)%	1%	6%	4.0 pts
International	1,429	24%	15%	14%	8%	9%	1.1 pts
Charter	34	22%	70%	42%	NM	NM	NM
Total passenger revenue	$4,638	10%	7%	3%	3%	6%	2.9 pts

North American Passenger Revenue. North American passenger revenue increased 4%, driven by a 4.0 point increase in load factor and 6% increase in PRASM on a 2% decline in capacity. The passenger mile yield increased 1%. The increases in passenger revenue and PRASM reflect (1) strong passenger demand and (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes. As a result of our efforts to right-size capacity in domestic markets, we increased flying by our contract carriers.

International Passenger Revenue. International passenger revenue increased 24%, generated by a 15% increase in RPMs from a 14% increase in capacity. The passenger mile yield and PRASM increased 8% and 9%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Our mix of domestic versus international capacity was 65% and 35%, respectively, in the September 2007 quarter, compared to 68% and 32%, respectively, in the September 2006 quarter.

Operating Expense

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$1,270	$1,276	$(6)	–%
Salaries and related costs	1,109	1,069	40	4%
Contract carrier arrangements	815	724	91	13%
Depreciation and amortization	297	293	4	1%
Contracted services	264	230	34	15%
Aircraft maintenance materials and outside repairs	253	230	23	10%
Passenger commissions and other selling expenses	248	233	15	6%
Landing fees and other rents	178	201	(23)	(11)%
Passenger service	94	96	(2)	(2)%
Aircraft rent	60	70	(10)	(14)%
Profit sharing	79	–	79	NM
Other	107	161	(54)	(34)%
Total operating expense	$4,774	$4,583	$191	4%

Operating expense was $4.8 billion for the September 2007 quarter, a $191 million, or 4%, increase compared to the September 2006 quarter. Operating capacity increased 3% to 40.9 billion available seat miles (“ASMs”) due mainly to increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Operating cost per available seat mile (“CASM”) increased 1% to 11.66¢.

Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased due to lower average fuel prices, partially offset by a 2% increase in consumption. Fuel prices averaged $2.21 per gallon, including fuel hedge gains of $17 million, for the September 2007 quarter, compared to $2.25 per gallon, including fuel hedge losses of $26 million, for the September 2006 quarter.

Salaries and related costs. The increase in salaries and related costs is primarily associated with a 9% increase in Mainline headcount due to our expansion at JFK and our assumption of Atlantic Southeast Airlines, Inc. (“ASA”) ramp operations in Atlanta as well as expense associated with emergence-based compensation. These increases were partially offset by a decline of 8% due to benefit cost reductions for our pilot and non-pilot employees.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to a 16% growth in contract carrier flying from our business plan initiatives to right-size capacity in domestic markets.

Contracted services. The increase in contracted services is primarily due to (1) higher outsourcing related to information technology and cargo handling services, (2) international expansion and (3) JFK facility improvements.

Aircraft maintenance materials and outside repairs. The increase in aircraft maintenance materials and outside repairs is primarily due to Fresh Start Adjustments discussed above.

Landing fees and other rents. Landing fees and other rents decreased due to the restructuring of certain facility lease agreements in connection with our bankruptcy proceedings.

Profit sharing. Our broad-based employee profit sharing plan provides that, for each year in which we have an annual pre-tax profit, we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings, we accrued $79 million under the profit sharing plan for the September 2007 quarter.

Other. Other operating expense decreased 34% primarily due to a $40 million charge recorded in the September 2006 quarter associated with our SkyMiles program and $20 million of proceeds in the September 2007 quarter from business interruption insurance coverage for Gulf Coast hurricanes in 2005.

Operating Income and Operating Margin

We reported operating income of $453 million in the September 2007 quarter, compared to $168 million for the September 2006 quarter. Operating margin, which is the ratio of operating income to operating revenues, was 9% and 4% for the September 2007 and 2006 quarters, respectively.

Other (Expense) Income

Other expense, net for the September 2007 quarter was $90 million, compared to $237 million for the September 2006 quarter. This change is substantially attributable to (1) a 41%, or $90 million, net decrease in interest expense primarily due to the repayment of two then outstanding debtor-in-possession financing facilities (the “DIP Facility”) in connection with emergence from Chapter 11 and certain Fresh Start Adjustments discussed above, partially offset by borrowings under a senior secured exit financing facility (the “Exit Facilities”), (2) a $26 million increase in interest income primarily from interest earned on cash savings from restructuring initiatives during bankruptcy and (3) a $31 million charge to miscellaneous, net for the September 2006 quarter associated with the ineffective portion of fuel hedge positions.

Reorganization Items, Net

Reorganization items, net totaled a gain of $98 million in the September 2006 quarter. This net gain primarily reflects a $100 million credit due to adjustments to prior Chapter 11 claims estimates.

Income Tax Provision

For the September 2007 quarter, we recorded an income tax provision totaling $143 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. This determination was made in a prior fiscal year and is still applicable for the current period. We will continue to assess the need for a full valuation allowance in future quarters. In accordance with SOP 90-7, the reduction of the valuation allowance associated with the realization of a pre-emergence deferred tax asset will sequentially reduce the value of our recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero. Accordingly, during the September 2007 quarter, we reduced goodwill by $143 million with respect to the recognition of a pre-emergence deferred tax asset.

During the September 2006 quarter, we recorded an income tax benefit totaling $23 million. This amount reflects an adjustment to our income tax reserves and to our estimated required valuation allowance at December 31, 2006.

Combined Results of Operations – Nine Months Ended September 2007 and 2006

Net Income (Loss)

We had consolidated net income of $1.7 billion for the nine months ended September 30, 2007, and a consolidated net loss of $4.2 billion for the nine months ended September 30, 2006. The results for the nine months ended September 30, 2007 include a $1.2 billion gain to reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy. The results for the nine months ended September 30, 2006 include a $3.7 billion charge to reorganization items, net, primarily from (1) a $2.1 billion allowed general, unsecured claim received by Air Line Pilots Association, International (“ALPA”) under our comprehensive agreement reducing pilot labor costs, (2) $1.5 billion of estimated claims primarily associated with restructuring the financing arrangements for 169 aircraft and (3) a $310 million charge associated with the Accounting Adjustments discussed above.

Operating Revenue

	Combined	Predecessor
(in millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$9,706	$8,876	$830	9%
Regional liates	3,155	2,909	246	8%
Total passenger revenue	12,861	11,785	1,076	9%
Cargo	350	372	(22)	(6)%
Other, net	1,260	1,129	131	12%
Total operating revenue	$14,471	$13,286	$1,185	9%

Operating revenue totaled $14.5 billion for the nine months ended September 30, 2007, a $1.2 billion, or 9%, increase compared to the nine months ended September 30, 2006. Passenger revenue increased 9% on a 2% increase in capacity and 2.4 point increase in load factor. The increase in passenger revenue reflects a rise of 4% and 7% in passenger mile yield and PRASM, respectively. Mainline passenger revenue increased primarily due to (1) strong passenger demand, (2) our increased service to international destinations and (3) higher SkyMiles revenue associated with certain Fresh Start Adjustments discussed above. Passenger revenue of regional affiliates increased primarily due to increased flying by our contract carriers, which resulted in a 9% increase in RPMs on 7% greater capacity for our regional affiliates. For the nine months ended September 30, 2006, passenger revenue and other, net revenue were negatively impacted by certain Accounting Adjustments discussed above.

	Combined	Increase (Decrease) Nine Months Ended September 30, 2007 vs. 2006
(in millions)	Nine Months Ended September 30, 2007	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North American	$9,171	3%	–%	(4)%	3%	7%	3.3 pts
International	3,605	29%	18%	17%	9%	10%	0.5 pts
Charter	85	(1)%	17%	10%	NM	NM	NM
Total passenger revenue	$12,861	9%	5%	2%	4%	7%	2.4 pts

North American Passenger Revenue. North American passenger revenue increased 3%, driven by a 3.3 point increase in load factor and 7% increase in PRASM on a 4% decline in capacity. The passenger mile yield increased 3%. The increases in passenger revenue and PRASM reflect (1) strong passenger demand and (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes. As a result of our efforts to right-size capacity in domestic markets, we increased flying by our contract carriers.

International Passenger Revenue. International passenger revenue increased 29%, generated by an 18% increase in RPMs from a 17% increase in capacity. The passenger mile yield and PRASM increased 9% and 10%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Our mix of domestic versus international capacity was 67% and 33%, respectively, in the nine months ended September 30, 2007, compared to 71% and 29%, respectively, for the nine months ended September 30, 2006.

Operating Expense

	Combined	Predecessor
(in millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$3,330	$3,377	$(47)	(1)%
Salaries and related costs	3,119	3,362	(243)	(7)%
Contract carrier arrangements	2,301	1,993	308	15%
Depreciation and amortization	876	912	(36)	(4)%
Contracted services	750	670	80	12%
Aircraft maintenance materials and outside repairs	738	689	49	7%
Passenger commissions and other selling expenses	721	679	42	6%
Landing fees and other rents	550	692	(142)	(21)%
Passenger service	250	250	–	–%
Aircraft rent	186	238	(52)	(22)%
Profit sharing	158	–	158	NM
Other	394	372	22	6%
Total operating expense	$13,373	$13,234	$139	1%

Operating expense was $13.4 billion for the nine months ended September 30, 2007, a $139 million, or 1%, increase compared to the nine months ended September 30, 2006. Operating capacity increased 2% to 114.3 billion ASMs primarily due to increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network and higher contract carrier flying from our business plan initiatives to right-size capacity. CASM decreased 1% to 11.69¢.

Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased primarily due to a decrease in fuel price and fuel tax refunds received. Fuel prices averaged $2.09 per gallon, including fuel hedge gains of $13 million, for the nine months ended September 30, 2007, compared to $2.11 per gallon, including fuel hedge losses of $22 million, for the nine months ended September 30, 2006.

Salaries and related costs. The decrease in salaries and related costs reflects a decline of 11% due to benefit cost reductions for our pilot and non-pilot employees and 3% as a result of a charge during the nine months ended September 30, 2006 associated with certain Accounting Adjustments discussed above. These decreases were partially offset by a 9% increase in Mainline headcount due to our expansion at JFK and our assumption of ASA ramp operations in Atlanta as well as expense associated with emergence-based compensation.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to a 18% growth in contract carrier flying from our business plan initiatives to right-size capacity in domestic markets.

Contracted services. The increase in contracted services is primarily due to (1) higher outsourcing related to information technology and cargo handling services and certain of our aircraft cleaning services, (2) international expansion and (3) JFK facility improvements.

Landing fees and other rents. Landing fees and other rents decreased primarily due to a charge recorded in the nine months ended September 30, 2006 associated with certain Accounting Adjustments discussed above.

Aircraft rent. The decline in aircraft rent expense is due to the renegotiation and rejection of certain leases in connection with our restructuring under Chapter 11.

Profit sharing. Our broad based profit sharing plan provides that, for each year in which we have an annual pre-tax profit, we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings, we accrued $158 million under the profit sharing plan for the nine months ended September 2007.

Operating Income and Operating Margin

We reported operating income of $1.1 billion for the nine months ended September 30, 2007, compared to operating income of $52 million for the nine months ended September 30, 2006. Operating margin, which is the ratio of operating income to operating revenues, was 8% and less than 1% for the nine months ended September 30, 2007 and 2006, respectively.

Other (Expense) Income

Other expense, net for the nine months ended September 30, 2007 was $389 million, compared to $629 million for the nine months ended September 30, 2006. This change is substantially attributable to (1) a 22%, or $149 million, net decrease in interest expense primarily due to the repayment of the DIP Facility in connection with emergence from Chapter 11, partially offset by borrowings under the Exit Facilities, (2) a $43 million increase in interest income from interest earned on cash savings from restructuring initiatives during bankruptcy and (3) a $48 million increase to miscellaneous, net primarily related to the ineffective portion of our fuel hedge positions.

Reorganization Items, Net

Reorganization items, net totaled a $1.2 billion gain for the nine months ended September 30, 2007, primarily consisting of the following:

•	Emergence gain. A net $2.1 billion gain due to our emergence from bankruptcy, comprised of (1) a $4.4 billion gain related to the discharge of liabilities subject to compromise in connection with the settlement of claims, (2) a $2.6 billion charge associated with the revaluation of our SkyMiles frequent flyer obligation and (3) a $238 million gain from the revaluation of our remaining assets and liabilities to fair value. For additional information regarding this emergence gain, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

•	Aircraft financing renegotiations and rejections. $440 million of estimated claims primarily associated with the restructuring of the financing arrangements for 143 aircraft and adjustments to prior claims estimates.

•	Contract carrier agreements. A net charge of $163 million in connection with amendments to certain contract carrier agreements. For additional information regarding this charge and our contract carrier agreements, see Notes 1 and 5, respectively, of the Notes to the Condensed Consolidated Financial Statements.

•	Emergence compensation. In accordance with the Plan, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan, of approximately 14 million shares of common stock to those employees. For additional information regarding the common stock issuance, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

•	Pilot collective bargaining agreement. An $83 million allowed general, unsecured claim in connection with Comair’s agreement with ALPA to reduce Comair’s pilot labor costs.

•	Facility leases. A net $43 million gain, which primarily reflects (1) a $126 million net gain related to our settlement agreement with the Massachusetts Port Authority offset by (2) a net $80 million charge from an allowed general, unsecured claim in connection with the settlement relating to the restructuring of certain of our lease and other obligations at the Cincinnati Airport. For additional information regarding these matters, see Notes 1 and 4 of the Notes to the Condensed Consolidated Financial Statements.

Reorganization items, net totaled a $3.7 billion charge for the nine months ended September 30, 2006. This primarily reflects (1) a $2.1 billion allowed general, unsecured claim received by ALPA under our comprehensive agreement reducing our pilot labor costs and (2) $1.5 billion of estimated claims primarily associated with restructuring the financing arrangements for 169 aircraft.

For additional information about our reorganization items, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Income Tax Provision

For the nine months ended September 30, 2007, we recorded an income tax provision totaling $242 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. This determination was made in a prior fiscal year and is still applicable for the current period. We will continue to assess the need for a full valuation allowance in future quarters. In accordance with SOP 90-7, the reduction of the valuation allowance associated with the realization of a pre-emergence deferred tax asset will sequentially reduce the value of our recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero. Accordingly, during the nine months ended September 30, 2007, we reduced goodwill by $246 million with respect to the recognition of a pre-emergence deferred tax asset.

During the nine months ended September 30, 2006, we recorded an income tax benefit totaling $40 million. This amount reflects an adjustment to our income tax reserves and to our estimated required valuation allowance at December 31, 2006. For additional information about the income tax valuation allowance, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics for the three and nine months ended September 30, 2007 and 2006.

	Successor		Predecessor		Combined		Predecessor
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Consolidated:
Revenue Passenger Miles (millions)(1)	34,036		31,784		92,827		88,220
Available Seat Miles (millions)(1)	40,943		39,643		114,350		111,963
Passenger Mile Yield(1)	13.63	¢	13.29	¢	13.85	¢	13.36	¢
Passenger Revenue Per Available Seat Mile(1)	11.33	¢	10.65	¢	11.25	¢	10.53	¢
Operating Cost Per Available Seat Mile(1)	11.66	¢	11.56	¢	11.69	¢	11.82	¢
Passenger Load Factor(1)	83.1%		80.2%		81.2%		78.8%
Breakeven Passenger Load Factor(1)	75.0%		77.0%		74.2%		78.4%
Fuel Gallons Consumed (millions)	575		566		1,597		1,600
Average Price Per Fuel Gallon, Net of Hedging activity	$2.21		$2.25		$2.09		$2.11
Number of Aircraft in Fleet, End of Period	578		607		578		607
Full-Time Equivalent Employees, End of Period	55,022		51,059		55,022		51,059
Mainline:
Revenue Passenger Miles (millions)	29,048		27,220		78,818		75,359
Available Seat Miles (millions)	34,707		33,679		96,391		95,208
Operating Cost Per Available Seat Mile	10.49	¢	10.42	¢	10.52	¢	10.74	¢
Number of Aircraft in Fleet, End of Period	444		440		444		440

(1)  Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

      •  ASA, Chautauqua Airlines, Inc., Freedom Airlines, Inc., Shuttle America Corporation and SkyWest Airlines, Inc. for all periods presented and

      •  ExpressJet Airlines, Inc. from February 27, 2007 to September 30, 2007.

For additional information about our contract carrier agreements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Financial Condition and Liquidity

On the Effective Date, we entered into the Exit Facilities to borrow up to $2.5 billion from a syndicate of lenders. We used a portion of the proceeds from the Exit Facilities and existing cash to repay the DIP Facility. Our Exit Facilities include certain affirmative, negative and financial covenants. We were in compliance with these covenant requirements at September 30, 2007.

During June 2007, we entered into an amended and restated Visa/MasterCard credit card processing agreement (the “Amended Processing Agreement”) that, among other things, resulted in the release by the credit card processor of the then existing $804 million cash reserve (“Reserve”) under the agreement and extended the term of the agreement to October 31, 2008.

During the September 2007 quarter, we funded $875 million associated with two bankruptcy-related obligations in accordance with our comprehensive agreement with ALPA and our settlement agreement with the Pension Benefit Guaranty Corporation (the “PBGC”).

During September 2007, we entered into an amendment to the Spare Parts Loan with General Electric Capital Corporation. As a result of this amendment, among other things, the outstanding principal amount under the Spare Parts Loan was increased to $415 million, providing an incremental $181 million in proceeds, and the interest rate we pay under this facility was reduced.

During October 2007, we completed the issuance and sale of $1.4 billion of Pass Through Certificates, Series 2007-1 (the “Certificates”). The proceeds from this transaction are primarily being used for the prepayments of $961 million of existing aircraft-secured financings, effectively lowering the interest rate and deferring more than $560 million in maturities originally due in 2010 and 2011. The additional proceeds of $449 million will be used for general corporate purposes.

Combined Sources and Uses of Cash

We expect to meet our cash needs for 2008 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. We also have an undrawn $1.0 billion revolving credit facility that is a part of our Exit Facilities. Our cash and cash equivalents and short-term investments were $2.4 billion at September 30, 2007, compared to $2.8 billion at September 30, 2006.

Cash flows from operating activities

Cash provided by operating activities was $827 million and $992 million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided by operating activities during the nine months ended September 30, 2007 reflects $875 million in cash used under the Plan to satisfy bankruptcy related obligations under our comprehensive agreement with ALPA and settlement agreement with the PBGC. Cash provided by operating activities during this period also reflects a $420 million decrease in short-term investments, primarily associated with sales of auction rate securities.

Cash flows from investing activities

Cash used in investing activities totaled $435 million and $314 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities in the nine months ended September 30, 2007 reflects a $338 million increase in investment in flight equipment and advanced payments for aircraft commitments and a $49 million increase in short-term investments. During the same period, restricted cash decreased by $257 million and we received $34 million from our sale of an investment in priceline.com.

Cash flows from financing activities

Cash used in financing activities totaled $803 million and $403 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in financing activities in the nine months ended September 30, 2007 primarily reflects the repayment of the DIP Facility and scheduled principal payments on long-term debt and capital lease obligations. During the same period, we received proceeds from the Exit Facilities and an amendment to our Spare Parts Loan, as discussed above.

Defined Benefit Pension Plan

We sponsor a qualified defined benefit pension plan for eligible non-pilot employees and retirees (“Non-pilot Plan”). Our funding obligation for this plan is governed by the Employee Retirement Income Security Act of 1974.

During the nine months ended September 30, 2007, we contributed $92 million to the Non-pilot Plan. Effective April 1, 2007, we elected the alternative funding schedule under section 402(a)(1) of the Pension Protection Act of 2006. This election permits us to extend over a longer period of time our required funding obligations for the Non-pilot Plan, thereby reducing these funding obligations over the next several years. While factors outside our control may continue to impact the funding requirements for this plan, this legislation will make those funding requirements more predictable.

Estimates of future funding requirements for the Non-pilot Plan are based on various assumptions. These assumptions include, among other things, the actual and projected market performance of assets; statutory requirements; and demographic data for participants. We estimate that we will contribute approximately $117 million to the Non-pilot Plan in 2007 (including $92 million discussed above) and that our funding requirements for the Non-pilot Plan will aggregate approximately $100 million for each of 2008 and 2009.

Contractual Obligations

The following is a summary of significant changes in our contractual obligations since December 31, 2006:

•	Long-term debt, not including liabilities subject to compromise. During the nine months ended September 30, 2007, we (1) entered into the Exit Facilities to borrow up to $2.5 billion, (2) repaid the $2.1 billion DIP Facility, (3) issued $66 million principal amount of senior unsecured notes in connection with a settlement agreement relating to the restructuring of certain lease and other obligations at the Cincinnati Airport and (4) amended our Spare Parts Loan to borrow an additional $181 million. In October 2007, we completed the issuance and sale of $1.4 billion principal amount of Certificates.

•	Long-term debt classified as liabilities subject to compromise. In connection with our emergence from Chapter 11, we discharged $3.8 billion of the $4.9 billion of long-term debt classified as liabilities subject to compromise at December 31, 2006.

•	Aircraft order commitments. Our aircraft order commitments are estimated to be $3.5 billion at September 30, 2007, compared to $3.0 billion at December 31, 2006. For additional information regarding these commitments, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

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

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections for the Successor using a number of estimates and assumptions. With the assistance of financial advisors, management determined the enterprise and corresponding reorganization value of the Successor based on the financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable companies; (2) a review and analysis of several recent transactions in the airline industry; and (3) a calculation of the present value of future cash flows based on our projections. Utilizing this methodology, the reorganization value of the Successor was estimated to be in the range of $9.4 billion to $12.0 billion. The enterprise value and corresponding reorganization value are dependent upon achieving the future financial results set forth in our projections as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized. The excess reorganization value (using the low end of the range) over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the Consolidated Fresh Start Balance Sheet. The financial projections and estimates of enterprise and reorganization value are not incorporated into this Form 10-Q.

All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and reorganization value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized, and actual results could vary materially.

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

We previously accounted for frequent flyer miles earned on Delta flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis. For additional information concerning the accounting for the SkyMiles program prior to May 1, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Application of Critical Accounting Policies – Frequent Flyer Program” in our Form 10-K.

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

Estimating mileage credits that will not be redeemed (“Breakage”) requires significant management judgment. We consider historical patterns to be a useful indicator when estimating future Breakage. Under our deferred revenue policy, the value associated with mileage credits due to Breakage is amortized over the period the redemptions are estimated to occur and recognized in passenger revenue. Changes to program rules and redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenue from our SkyMiles program. At September 30, 2007, the aggregate deferred revenue balance associated with the SkyMiles program was $3.4 billion. A hypothetical 1% change in our outstanding number of miles estimated to be redeemed would result in a $26 million impact on our deferred revenue liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the “Market Risks Associated with Financial Instruments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including our Chief Executive Officer and President and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2007 to ensure that material information was accumulated and communicated to management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2007, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2007 (Successor), and the related consolidated statements of operations for the three-month and five-month periods ended September 30, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor), and the three-month and nine-month periods ended September 30, 2006 (Predecessor), and the condensed consolidated statements of cash flows for the five-month period ended September 30, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and nine-month period ended September 30, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2006 (Predecessor), and the related consolidated statements of operations, shareowners’ deficit, and cash flows for the year then ended (Predecessor) and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 (Predecessor), is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
October 30, 2007

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Chapter 11 Proceedings

As discussed elsewhere in this Form 10-Q, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 25, 2007, the Bankruptcy Court entered an order approving and confirming the Debtors Joint Plan of Reorganization and the Plan became effective, allowing Delta to emerge from bankruptcy on April 30, 2007. The reorganization cases were jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

On April 24, 2007, the Bankruptcy Court approved the Cincinnati Airport Settlement Agreement with the Kenton County Airport Board (“KCAB”) and UMB Bank, N.A., the trustee (the “Bond Trustee”) for the Series 1992 Bonds (as defined below), to restructure certain of our lease and other obligations at the Cincinnati Airport. The Series 1992 Bonds include: (1) the $419 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series A (Delta Air Lines, Inc. Project), $397 million of which were then outstanding; and (2) the $19 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series B (Delta Air Lines, Inc. Project), $16 million of which were then outstanding.

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

On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small number of 1992 Bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders have appealed the decision of the District Court to the U.S. Court of Appeals for the Second Circuit.

Delta Family-Care Savings Plan Litigation

On March 16, 2005, a retired Delta employee filed an amended class action complaint in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2005 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty, and have moved to dismiss the complaint. The District Court stayed the action against Delta due to the bankruptcy filing and granted the motion to dismiss filed by the individual defendants. The plaintiffs appealed to the U.S. Court of Appeals for the Eleventh Circuit the District Court’s decision to dismiss the complaint against the individual defendants but voluntarily dismissed this appeal, pending resolution of the automatic stay of their claim against Delta. The parties have reached an agreement in principle to resolve this matter on a class-wide basis under which the plaintiffs would receive a $4.5 million general, unsecured pre-petition claim in Delta’s Chapter 11 proceedings. The settlement is subject to the completion of definitive documentation and Bankruptcy Court approval.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 44 passengers. A number of lawsuits also name Delta as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of October 30, 2007, settlements have been reached with the families of 15 of the 47 passengers. Lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky and in state court in Fayette County, Kentucky. The Federal Aviation Administration, named as a third-party defendant in the passenger actions by Comair, has recently removed all the cases pending in state court to federal court. The matters pending in the Eastern District of Kentucky have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

Comair and Delta continue to pursue settlement negotiations with the plaintiffs in these lawsuits. The settled cases have been dismissed with prejudice.

Comair has filed direct actions in the U.S. District Court for the Eastern District of Kentucky against the U.S. (based on the actions of the Federal Aviation Administration), and in state court in Fayette County, Kentucky, against the Lexington Airport Board and certain other Lexington airport defendants. Comair has also filed third party complaints against these same parties in each of the pending passenger lawsuits. These actions seek to apportion liability for damages arising from this accident among all responsible parties.

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

The continuing growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the U.S. has placed significant competitive pressure on us and other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

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

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through December 31, 2007. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

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

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax. The proposed ticket tax increase, if implemented, could negatively impact our revenues.

Recently, proposals to address congestion at certain airports or in certain airspace, particularly in the Northeast U.S., have included concepts such as “congestion pricing” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace. Furthermore, events related to extreme weather delays in late 2006 and early 2007 have caused Congress and the U.S. Department of Transportation (the “DOT”) to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The enactment of such proposals could have a significant negative impact on our operations.

Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission is seeking to impose an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the U.S. Laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results.

We and other U.S. carriers are subject to domestic and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the U.S., certain European government agencies are initiating inquiries into airline privacy practices. Compliance with these regulatory regimes is expected to result in additional operating costs and could impact our operations and any future expansion.

Item 6. Exhibits

(a)	Exhibits

10.1	Delta Air Lines, Inc. 2007 Officer and Director Severance Plan, as amended October 14, 2007

10.2	Offer of Employment dated August 28, 2007 between Delta Air Lines, Inc. and Richard H. Anderson

10.3	Delta 2007 Performance Compensation Plan Award Agreement between Delta Air Lines, Inc. and Edward H. Bastian dated August 28, 2007

10.4	Separation Agreement and General Release between Delta Air Lines, Inc. and James M. Whitehurst dated August 27, 2007

10.5	Description of Certain Benefits of Members of the Board of Directors and Executive Officers

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

31.2	Certification by Delta’s President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)
By: /s/ Edward H. Bastian
Edward H. Bastian
President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

October 31, 2007