Form 10-K
period 2007-12-31
DELTA AIR LINES INC /DE/
filed 2008-02-15
CIK 27904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5424

DELTA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0218548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 20706 Atlanta, Georgia	30320-6001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 715-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $4.7 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

On January 31, 2008, there were outstanding 292,217,061 shares of the registrant’s common stock.

This document is also available on our website at http://investor.delta.com/edgar.cfm.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 2008 to be filed with the Securities and Exchange Commission.

i

ii

Forward-Looking Information

Statements in this Form 10-K (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Risk Factors Relating to Delta” and “Risk Factors Relating to the Airline Industry” in “Item 1A. Risk Factors” of this Form 10-K. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Other Information

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On April 25, 2007, the Bankruptcy Court approved the Debtors’ Joint Plan of Reorganization (the “Plan of Reorganization”). On April 30, 2007 (the “Effective Date”), the Debtors emerged from bankruptcy.

On the Effective Date, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Financial Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Consolidated Financial Statements prior to that date.

References in this Form 10-K to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Plan of Reorganization; and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

For purposes of discussion on our results for the year ended December 31, 2007 in this Form 10-K, we combined the results of operations for the four months ended April 30, 2007 of the Predecessor with the eight months ended December 31, 2007 of the Successor.

Additional information about our Chapter 11 proceedings is available on the Internet at www.delta.com/restructure. Bankruptcy Court filings, claims information and our Plan of Reorganization are available at www.deltadocket.com. These websites are not incorporated into this Form 10-K.

Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

General Description

We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the U.S. and around the world. We offered customers service to more destinations than any other global airline, with Delta and Delta Connection carrier service to 321 destinations in 58 countries in January 2008. We have added more international capacity than any other major U.S. airline since January 2006 and are the leader across the Atlantic with flights to 36 trans-Atlantic markets. To Latin America and the Caribbean, we offered more than 500 weekly flights to 63 destinations in January 2008. We are a founding member of SkyTeam, a global airline alliance that provides customers with extensive worldwide destinations, flights and services. Including our SkyTeam and worldwide codeshare partners, we offered flights to 485 worldwide destinations in 106 countries in January 2008.

For the years ended December 31, 2007, 2006 and 2005, passenger revenue accounted for 88%, 88%, and 89% of our consolidated operating revenue, respectively, and cargo revenue and other sources accounted for 12%, 12% and 11% of our consolidated operating revenue, respectively. In 2007, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 72%, 20%, 7% and 1%, respectively, of our consolidated operating revenue. In 2006, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 75%, 18%, 6% and 1%, respectively, of our consolidated operating revenue. In 2005, our operations in North America, the Atlantic, Latin America and the Pacific accounted for 78%, 16%, 5% and 1%, respectively, of our consolidated operating revenue.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia (the “Atlanta Airport”). Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on this website is not part of, and is not incorporated by reference in, this Form 10-K.

Airline Operations

Our route network is centered around the hub system we operate at airports in Atlanta, Cincinnati, New York-JFK and Salt Lake City. Each of these hub operations includes Delta flights that gather and distribute traffic from markets in the geographic region surrounding the hub to domestic and international cities and to other Delta hubs. Our hub system also provides passengers with access to our principal international gateways in Atlanta and New York-JFK.

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

Our international codesharing agreements enable us to market and sell seats to an expanded number of international destinations. Under international codesharing arrangements, we and a foreign carrier each publish our respective airline designator codes on a single flight operation, thereby allowing us and the foreign carrier to offer joint service with one aircraft, rather than operating separate services with two aircraft. These arrangements typically allow us to sell seats on a foreign carrier’s aircraft that are marketed under our “DL” designator code and permit the foreign airline to sell seats on our aircraft that are marketed under the foreign carrier’s two-letter designator code. We have international codeshare arrangements in effect with Aeromexico, Air France, Alitalia, Avianca, China Airlines, China Southern, CSA Czech Airlines, KLM Royal Dutch Airlines, Korean Air and Royal Air Maroc (and some affiliated carriers operating in conjunction with these airlines).

In October 2007, we entered into a joint venture agreement with Air France to share revenues and costs on transatlantic routes. The initial implementation of the joint venture in April 2008 will include flights operated by both carriers between Air France’s Paris-Charles de Gaulle, Paris-Orly and Lyon hubs and our Atlanta, Cincinnati, NewYork-JFK and Salt Lake City hubs, as well as all flights between London Heathrow Airport and the U.S. By 2010, the joint venture is scheduled to be extended to all transatlantic flights operated by Air France and Delta between North America and Europe and the Mediterranean, as well as all flights between Los Angeles and Tahiti.

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

In 2002, we, Air France, Alitalia, CSA Czech Airlines and Korean Air received limited antitrust immunity from the U.S. Department of Transportation (“DOT”) that enables us and our immunized partners to offer a more integrated route network and develop common sales, marketing and discount programs for customers.

In June 2007, we, Air France, Alitalia, CSA Czech Airlines, KLM Royal Dutch Airlines, and Northwest applied with the DOT for antitrust immunity for certain trans-Atlantic coordination. Included in the application is a tentative joint venture agreement among us, Air France, KLM and Northwest that would, if implemented, create a comprehensive and integrated partnership among the four SkyTeam members across the Atlantic. A more integrated SkyTeam alliance would offer significant advantages to consumers including more choice in flight schedules, travel times, services and fares. This application was the first under the landmark European Union-United States Open Skies treaty.

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

Through the Delta Connection program, we have contractual arrangements with nine regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” designator code. Our wholly-owned subsidiary, Comair, Inc. (“Comair”), operates all of its flights under our code. Atlantic Southeast Airlines, Inc., a subsidiary of SkyWest, Inc. (“SkyWest”), operates all of its flights under our code. In addition, we have agreements with the following regional carriers that operate some of their flights using our code: SkyWest Airlines, Inc., a subsidiary of SkyWest; Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings, Inc. (“Republic Holdings”); Shuttle America Corporation, a subsidiary of Republic Holdings; Freedom Airlines, Inc., a subsidiary of Mesa Air Group, Inc.; Pinnacle Airlines, Inc.; ExpressJet Airlines, Inc.; and American Eagle Airlines, Inc. (“Eagle”).

We generally pay the regional carriers, including Comair, amounts defined in their respective contract carrier agreements, which are based on a determination of the carriers’ respective costs of operating their Delta Connection flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least ten years, which grant us the option to extend the initial term and provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates. Our arrangements with Eagle, which is limited to certain flights operated to and from the Los Angeles International Airport, as well as a portion of the flights operated by SkyWest Airlines and ExpressJet, are structured as revenue proration agreements. These proration agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Delta Shuttle

We operate a high frequency service targeted to northeast business travelers known as the Delta Shuttle. The Delta Shuttle provides nonstop, hourly service on business days between New York—LaGuardia Airport (“LaGuardia”) and both Boston—Logan International Airport and Washington, D.C.—Ronald Reagan National Airport (“Reagan”).

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

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2005 through 2007.

Year	Gallons Consumed (2) (Millions)	Cost(1) (2) (Millions)	Average Price Per Gallon(1) (2)	Percentage of Total Operating Expenses(2)
2007	2,117	$4,686	$2.21	26%
2006	2,111	4,433	2.10	25%
2005	2,492	4,466	1.79	24%

(1)	Net of fuel hedge gains (losses) under our fuel hedging program of $51 million and ($108) million for 2007 and 2006, respectively. We had no fuel hedge contracts in 2005.
(2)	Excludes the operations under contract carrier agreements with unaffiliated regional air carriers.

Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

We use derivative instruments designated as cash flow hedges, which are comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts, to manage our exposure to changes in aircraft fuel prices.

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

Competition

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and existing carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta and New York-JFK from other carriers. In addition, our operations at our hub airports also compete with operations at the hubs of other airlines that are located in close proximity to our hubs. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators. Our ability to compete effectively depends, in significant part, on our ability to maintain a cost structure that is competitive with other carriers.

In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others) and the oneworld Alliance (among American Airlines, British Airways and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement with the Member States of the European Union, has accelerated this trend. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers.

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

Regulatory Matters

The DOT and the Federal Aviation Administration (“FAA”) exercise regulatory authority over air transportation in the U.S. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier that the DOT finds fit to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Except for constraints imposed by regulations regarding “Essential Air Services,” which are applicable to certain small communities, airlines may terminate service to a city without restriction.

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

Authority to operate international routes and international codesharing arrangements is regulated by the DOT and by the governments of the foreign countries involved. International route awards are also subject to the approval of the President of the U.S. for conformance with national defense and foreign policy objectives.

The Transportation Security Administration and the U.S. Customs and Border Protection, each a division of the Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports and international passenger prescreening prior to entry into or departure from the U.S.

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry, as discussed below, are generally governed by the Railway Labor Act. Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations.

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

Route Authority

Our flight operations are authorized by certificates of public convenience and necessity and, to a limited extent, by exemptions issued by the DOT. The requisite approvals of other governments for international operations are controlled by bilateral agreements with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of our international route authorities or otherwise affect our international operations. Bilateral agreements between the U.S. and various foreign countries served by us are subject to renegotiation from time to time.

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

Airport Access

Operations at four major domestic airports and certain foreign airports served by us are regulated by governmental entities through allocations of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan in Washington, D.C., O’Hare International Airport in Chicago, and LaGuardia and JFK in New York. Our operations at these airports generally require the allocation of slots or analogous regulatory authorities. Similarly, our operations at Tokyo’s Narita Airport, London’s Gatwick Airport, London’s Heathrow Airport (beginning in late March 2008) and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

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

The U.S. Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization (“ICAO”). Our aircraft comply with the existing EPA standards as applicable by engine design date. ICAO has adopted additional aircraft engine emissions standards applicable to engines certified after December 31, 2007, but the EPA has not yet proposed a rule that incorporates these new ICAO standards.

We are also subject to various other federal, state and local laws governing environmental matters, including the management and disposal of chemicals, waste and hazardous materials, protection of surface and subsurface waters, and regulation of air emissions and drinking water. Concern about climate change and greenhouse gases may result in additional regulation of aircraft emissions in the U.S. and abroad. We are carefully monitoring and evaluating the potential impact of such regulatory developments. Regulation of greenhouse gases could result in significant costs for us and the airline industry.

We have been identified by the EPA as a potentially responsible party (a “PRP”) with respect to certain Superfund Sites, and have entered into consent decrees regarding some of these sites. Our alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site and liability at many of these sites have been or will be resolved through our Chapter 11 proceedings. We are aware of soil and/or ground water contamination present on our current or former leaseholds at several domestic airports. To address this contamination, we have a program in place to investigate and, if appropriate, remediate these sites. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international range aircraft from October 1, 2007 until September 30, 2008. As of October 1, 2007, the following numbers of our international range aircraft are available for CRAF activation:

Stage	Description of Event Leading to Activation	International Passenger Aircraft Allocated	Number of Aeromedical Aircraft Allocated	Total Aircraft by Stage
I	Minor Crisis	3	N/A	3
II	Major Theater Conflict	16	25	41
III	Total National Mobilization	55	105	160

The CRAF Program has only been activated twice, both times at the Stage I level, since it was created in 1951.

Regulatory and Legislative Proposals

A number of Congressional bills and proposed DOT regulations have been considered in recent years to address airline competition and other issues. Some of these proposals would require large airlines with major operations at certain airports to divest or make available to other airlines slots, gates, facilities and other assets at those airports. Other measures would limit the service or pricing responses of major carriers that appear to target new entrant airlines. In addition, concerns about airport congestion issues have caused the DOT and FAA to consider various proposals for access to certain airports, including “congestion-based” landing fees and programs that would withdraw slots from existing carriers and reallocate those slots (either by lottery or auction to the highest bidder) to carriers with little or no current presence at such airports. These proposals, if enacted, could negatively impact our existing services and our ability to respond to competitive actions by other airlines. Furthermore, recent events related to extreme weather delays have caused Congress, the DOT and individual states to consider and, in at least one case, enact proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions.

Employee Matters

Railway Labor Act

Our relations with labor unions in the U.S. are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the “NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into negotiations toward a collective bargaining agreement with the employer.

Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self help,” unless the President of the U.S. appoints a Presidential Emergency Board (“PEB”) to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self help.” “Self help” includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent “self help” by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

As of December 31, 2007, we had a total of 55,044 full-time equivalent employees. Approximately 17% of these employees are represented by unions.

Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	6,300	ALPA	December 31, 2009
Delta Flight Superintendents	180	PAFCA	January 1, 2010
Comair Pilots	1,440	ALPA	March 2, 2011
Comair Maintenance Employees	530	IAM	December 31, 2010
Comair Flight Attendants	980	IBT	December 31, 2010

Labor unions periodically engage in organizing efforts to represent various groups of employees of Delta and Comair that are not represented for collective bargaining purposes. In February 2008, the Association of Flight Attendants/Communication Workers of America filed an application for election with the National Mediation Board, asking it to conduct a representation election among Delta flight attendants. The timing and outcome of this matter cannot presently be determined.

Executive Officers

Richard H. Anderson, Age 52: Chief Executive Officer of Delta since September 1, 2007. Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006 to August 2007); Executive Vice President of UnitedHealth Group and Chief Executive Officer of its Ingenix subsidiary (January 2005 to December 2006); and Executive Vice President of UnitedHealth Group (November 2004 to January 2005); Chief Executive Officer of Northwest Airlines Corporation and its principal subsidiary, Northwest (2001 to November 2004).

Edward H. Bastian, Age 50: President and Chief Financial Officer of Delta since September 2007; Executive Vice President and Chief Financial Officer of Delta (July 2005—September 2007; Chief Financial Officer, Acuity Brands (June 2005—July 2005); Senior Vice President—Finance and Controller of Delta (2000—April 2005); Vice President and Controller of Delta (1998 – 2000).

Michael H. Campbell, Age 59: Executive Vice President—HR, Labor & Communications of Delta since December 2007; Executive Vice President—Human Resources and Labor Relations of Delta (July 2006—December 2007); Of Counsel, Ford & Harrison (January 2005—July 2006); Senior Vice President—Human Resources and Labor Relations, Continental Airlines, Inc. (1997 – 2004); Partner, Ford & Harrison (1978 – 1996).

Stephen E. Gorman, Age 52: Executive Vice President—Operations of Delta since December 2007; President and Chief Executive Officer of Greyhound Lines, Inc. (June 2003—October 2007); President, North America and Executive Vice President Operations Support at Krispy Kreme Doughnuts, Inc. (August 2001—June 2003); Executive Vice President, Technical Operations and Flight Operations of Northwest (February 2001—August 2001), Senior Vice President, Technical Operations of Northwest (January 1999—February 2001), and Vice President, Engine Maintenance Operations of Northwest (1996 to January 1999).

Glen W. Hauenstein, Age 47: Executive Vice President—Network Planning and Revenue Management since April 2006; Executive Vice President and Chief of Network and Revenue Management (August 2005—April 2006); Vice General Director—Chief Commercial Officer and Chief Operating Officer, Alitalia (2003—2005); Senior Vice President—Network, Continental Airlines (2003); Senior Vice President—Scheduling, Continental Airlines (2001 – 2003); Vice President Scheduling, Continental Airlines (1998 – 2001).

Kenneth F. Khoury, Age 56: Executive Vice President and General Counsel since September 2006; Senior Vice President and General Counsel, Weyerhaeuser Company (April 2006—September 2006); Vice President and Deputy General Counsel, Georgia-Pacific Corporation (1990 – 2005); Senior Vice President and Associate General Counsel, Shearson Lehman Hutton, Inc. (1988 – 1990).

Lee A. Macenczak, Age 46: Executive Vice President—Sales and Marketing since April 2007; Executive Vice President—Sales and Customer Service (April 2006—April 2007); Executive Vice President and Chief Customer Service Officer (July 2005—April 2006); Senior Vice President and Chief Customer Service Officer (2004 – 2005); Senior Vice President & Chief Human Resources Officer (June 2004—October 2004); Senior Vice President—Sales and Distribution (2000 – 2004); Vice President—Customer Service (1999 – 2000); Vice President—Reservation Sales (1998 – 1999); Vice President—Reservation Sales & Distribution Planning (1996 – 1998).

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

ITEM 1A.     RISK FACTORS

Risk Factors Relating to Delta

Our business and results of operations are dependent on the price and availability of aircraft fuel. Continuing high fuel costs or further cost increases could have a materially adverse effect on our operating results. Likewise, significant disruptions in the supply of aircraft fuel would materially adversely affect our operations and operating results.

Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices have increased substantially in the last five years. In 2007, our average fuel price per gallon rose 5% to $2.21, as compared to an average price of $2.10 in 2006, which was 15% higher than our average price of $1.79 in 2005. In 2004, our average fuel price per gallon was $1.16 and in 2003, our average fuel price per gallon was 81.78¢. The fuel costs represented 26%, 25%, and 24% of our operating expenses in 2007, 2006, and 2005, respectively. These increasing costs have had a significant negative effect on our results of operations and financial condition.

Our ability to pass along the increased costs of fuel to our customers is limited by the competitive nature of the airline industry. We often have not been able to increase our fares to fully offset the effect of increased fuel costs in the past and we may not be able to do so in the future.

In addition, our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. To attempt to manage our exposure to changes in fuel prices, we use derivative instruments designated as cash flow hedges, which are comprised of crude oil, heating oil and jet fuel swap and collar contracts, though we may not be able to successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.

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

We have substantial indebtedness, which could:

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

Our exit financing credit facility includes financial and other covenants that impose restrictions on our financial and business operations.

Our exit financing credit facility contains financial covenants that require us to maintain a minimum fixed charge ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. In addition, our exit financing credit facility restricts our ability to, among other things, incur additional secured indebtedness, make investments, sell assets if not in compliance with coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material adverse impact on our operations. In addition, if we fail to comply with the covenants in the exit financing credit facility and are unable to obtain a waiver or amendment, an event of default would result under the exit financing credit facility.

The exit financing credit facility also contains other events of default customary for financings of this type, including cross defaults to certain other material indebtedness and certain change of control events. If an event of default were to occur, the lenders could, among other things, declare outstanding borrowings under these agreements immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under the exit financing credit facility if such borrowings were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the exit financing credit facility could also result in an event of default under other indebtedness agreements.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. Approximately 17% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.

In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, they may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups on current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

Our business is heavily dependent on our operations at the Atlanta Airport and at our other hub airports in Cincinnati, New York-JFK and Salt Lake City. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta airport or at one of our other hubs could have a serious impact on our business, financial condition and results of operations.

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

If we experience losses of senior management personnel and other key employees, our operating results could be adversely affected.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our financial performance that culminated in our recent Chapter 11 proceedings created uncertainty that led to a significant increase in unwanted attrition. If we experience a substantial turnover in our leadership and other key employees, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

Our credit card processors have the ability to take significant holdbacks in certain circumstances. The initiation of such holdbacks likely would have a material adverse effect on our liquidity.

We sell a substantial number of tickets that are paid for by customers who use credit cards. Our Visa/MasterCard credit card processing agreement provides that no future holdback of receivables or reserve is required except in certain circumstances. Under its processing agreement with us, Amex has the right, in certain circumstances, to impose a holdback of our receivables for tickets purchased using an American Express credit card. If circumstances were to occur that would allow either processor to initiate a holdback, the negative impact on our liquidity likely would be significant.

We are at risk of losses and adverse publicity stemming from any accident involving our aircraft.

An aircraft crash or other accident could expose us to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that the insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and harm our business. For a description of the Comair flight 5191 accident in August 2006, see “Item 3. Legal Proceedings—Comair Flight 5191.”

Any “ownership change” could limit our ability to utilize our net operating losses carryforwards.

Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses carried forward from prior years. As of December 31, 2007, we had approximately $9.1 billion of federal and state net operating loss carryforwards.

A corporation’s use of its net operating loss carryforwards is generally limited under section 382 of the Internal Revenue Code if a corporation undergoes an “ownership change.” When an “ownership change” occurs pursuant to the implementation of a plan of reorganization under the Bankruptcy Code, the general limitation under section 382 of the Internal Revenue Code may not apply if certain requirements are satisfied under either section 382(l)(5) or section 382(l)(6) of the Internal Revenue Code. We experienced an “ownership change” in connection with the Plan of Reorganization in our Chapter 11 proceedings, but we have not yet determined whether we will be eligible for or rely on the special rule under section 382(l)(5) or the special rule under section 382(l)(6). Assuming we rely on section 382(l)(5) of the Internal Revenue Code, a second “ownership change” within two years from the effective date of our Plan of Reorganization confirmed by the Bankruptcy Court in our Chapter 11 proceedings would eliminate completely our ability to utilize our net operating loss carryovers. Regardless of whether we rely on section 382(l)(5) of the Internal Revenue Code, an “ownership change” after the effective date of the Plan of Reorganization could significantly limit our ability to utilize our net operating loss carryforwards for taxable years including or following such “ownership change.”

Transfer restrictions on our stock issued in connection with our Plan of Reorganization may limit the liquidity of our stock.

To reduce the risk of a potential adverse effect on our ability to utilize our net operating loss carryovers, our certificate of incorporation contains certain restrictions on the transfer of our stock issued in connection with the Plan of Reorganization. These transfer restrictions will be effective for two years following the effective date of the Plan of Reorganization, subject to extension for an additional three years. These transfer restrictions may adversely affect the ability of certain holders of our stock to dispose of or acquire shares of our stock during the period the restrictions are in place. Furthermore, while the purpose of these transfer restrictions is to prevent an “ownership change” from occurring within the meaning of section 382 of the Internal Revenue Code, no assurance can be given that such an ownership change will not occur.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta and New York-JFK from other carriers. In addition, our operations at our hub airports also compete with operations at the hubs of other airlines that are located in close proximity to our hubs. We also face increasing competition in smaller to medium-sized markets from rapidly expanding regional jet operators.

The growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the U.S. has placed significant competitive pressure on us and other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected. In light of increased jet fuel costs and other issues in recent years, we expect consolidation to occur in the airline industry. As a result of consolidation, we may face significant competition from larger carriers that may be able to generate higher amounts of revenue and compete more efficiently.

In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others) and the oneworld Alliance (among American Airlines, British Airways and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement with the Member States of the European Union, has accelerated this trend. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers.

Terrorist attacks or international hostilities may adversely affect our business, financial condition and operating results.

The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, would negatively affect us and the airline industry. The potential negative effects include increased security, insurance and other costs and lost revenue from increased ticket refunds and decreased ticket sales. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the U.S.

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

Recently, proposals to address congestion at certain airports or in certain airspace, particularly in the Northeast U.S., have included concepts such as “congestion pricing,” “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace. Furthermore, events related to extreme weather delays in late 2006 and early 2007 have caused Congress and the DOT to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The enactment of such proposals could have a significant negative impact on our operations. In addition, some states have also enacted or considered enacting such regulations.

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

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2008. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Flight Equipment

Our active aircraft fleet at December 31, 2007 is summarized in the following table:

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age
B-737-800	71	—	—	71	7.2
B-757-200	68	34	18	120	16.3
B-757-200ER	—	2	11	13	10.0
B-767-300	4	—	17	21	16.9
B-767-300ER	50	—	9	59	11.9
B-767-400ER	21	—	—	21	6.8
B-777-200ER	8	—	—	8	7.9
MD-88	63	33	21	117	17.5
MD-90	16	—	—	16	12.1
CRJ-100	28	13	49	90	10.3
CRJ-200	5	—	12	17	5.2
CRJ-700	17	—	—	17	4.2
CRJ-900	8	—	—	8	0.2
Total	359	82	137	578	12.4

Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft, as of December 31, 2007 are shown in the following tables:

	Delivery in Calendar Years Ending
Aircraft on Firm Order(3)	2008	2009	2010	Total
B-737-700	7	3	—	10
B-737-800	7	14	19	40	(1)
B-777-200LR	3	5	—	8
CRJ-900	13	5	—	18	(2)

Total	30	27	19	76

(1)	Include 38 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.
(2)	Excludes 16 aircraft orders we assigned to a regional air carrier in April 2007.
(3)	For additional information, see “Aircraft Order Commitments” in Note 8 of the Notes to the Consolidated Financial Statements.

	Delivery in Calendar Years Ending
Aircraft on Option(1)	2009	2010	2011	2012	After 2012	Total	Rolling Options
B-737-800	—	14	24	22	—	60	120
B-767-300/300ER	1	2	1	1	5	10	—
B-767-400	1	2	2	2	9	16	—
B-777-200LR	—	3	4	4	—	11	12
CRJ-200	11	5	—	—	—	16	—
CRJ-700	14	6	—	—	—	20	—
CRJ-900	18	9	—	—	—	27	—

Total	45	41	31	29	14	160	132

(1)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

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

We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports that we serve, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Examples of major leases and use agreements at Delta hub or other significant airports that will expire in the next several years include, among others: (1) Atlanta central passenger terminal lease and the airport use agreement, which expire in 2010; (2) Salt Lake City airport use and lease agreement, which expires in 2008; and (3) LaGuardia terminal lease, which expires in 2008. We also lease aircraft maintenance facilities and air cargo facilities at certain airports, including, among others, our main Atlanta maintenance base, Atlanta air cargo facilities and hangar and air cargo facilities at the Cincinnati/Northern Kentucky International Airport and Salt

Lake City International Airport. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticketing and reservations offices in certain locations for varying terms.

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

The City of Atlanta, with our support and the support of other airlines, is currently implementing portions of a ten year capital improvement program (the “CIP”) at the Atlanta Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a 9,000 foot full-service runway that opened in May 2006, related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated by the City of Atlanta to cost approximately $6.8 billion, which exceeds the $5.4 billion CIP approved by the airlines in 1999. The CIP runs through 2010, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. Certain elements of the CIP have been delayed, and there is no assurance that the CIP will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact our operations at the Atlanta Airport.

ITEM 3.	LEGAL PROCEEDINGS

Chapter 11 Proceedings

As discussed elsewhere in this Form 10-K, on September 14, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 25, 2007, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization and the Plan of Reorganization became effective, allowing Delta to emerge from bankruptcy on April 30, 2007. The reorganization cases were jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against Delta and our subsidiaries that were a part of the Chapter 11 proceedings.

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

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 44 passengers. A number of lawsuits also name Delta as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of January 28, 2008, settlements have been reached with the families of 15 of the 47 passengers. All the passenger lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky and have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

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

***

For a discussion of certain environmental matters, see “Business—Environmental Matters” in Item 1.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock issued and outstanding immediately prior to April 30, 2007 (the “Old Common Stock”) traded on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. The ticker symbol “DALRQ” was assigned to our Old Common Stock for over-the-counter quotations. On April 30, 2007, the Old Common Stock was canceled pursuant to the terms of our Plan of Reorganization and we have no continuing obligations with respect to the Old Common Stock.

Pursuant to the Plan of Reorganization, we issued or reserved for issuance up to 400 million shares of common stock (the “New Common Stock”), consisting of (1) 386 million shares to holders of allowed general, unsecured claims (including our pilots) and (2) 14 million shares to our approximately 39,000 eligible non-contract, non-management employees. The new common stock was listed on the New York Stock Exchange and began trading under the ticker symbol “DAL” on May 3, 2007.

The following table sets forth for the periods indicated, the highest and lowest sales price for our Old Common Stock as reported on the Pink Sheets for the period through April 27, 2007 and for our New Common Stock as reported on the NYSE for the period beginning April 30, 2007. The quotations from the Pink Sheets reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Old Common Stock(1)		New Common Stock(2)
	High	Low	High	Low
Fiscal 2006
First Quarter	$0.88	$0.30	—	—
Second Quarter	0.81	0.50	—	—
Third Quarter	1.78	0.63	—	—
Fourth Quarter	1.77	0.96	—	—
Fiscal 2007
First Quarter	$1.48	$0.21	—	—
Second Quarter	$0.48	$0.01	$21.95	$18.02
Third Quarter	—	—	$21.80	$14.94
Fourth Quarter	—	—	$21.10	$14.04

(1)	The Old Common Stock was canceled pursuant to the terms of our Plan of Reorganization and no further trading occurred after April 27, 2007.
(2)	The New Common Stock commenced trading on April 30, 2007 on a “when-issued” basis and was listed on the New York Stock Exchange and began trading under the ticker symbol “DAL” on May 3, 2007.

Holders

As of January 31, 2008, there were approximately 115 holders of record of our New Common Stock.

Dividends

We suspended the payment of dividends on our Old Common Stock in 2003. We expect to retain any future earnings to fund our operations and meet our cash and liquidity needs. In addition, our ability to pay dividends or repurchase New Common Stock is restricted under credit facilities that we entered into in connection with our emergence from bankruptcy. Therefore, we do not anticipate paying any dividends on our New Common Stock for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” of our Proxy Statement for the Annual Meeting of Shareholders to be held June 3, 2008. This Proxy Statement will be filed with the SEC, and is incorporated herein by reference.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from April 30, 2007 to December 31, 2007 of our New Common Stock to the Standard & Poor’s 500 Stock Index and the Amex Airline Index. The comparison assumes $100 was invested on April 30, 2007 in each of our New Common Stock and the indices and assumes that all dividends were reinvested. Data for periods prior to April 30, 2007 is not shown because of the period we were in bankruptcy and the financial results of the Successor are not comparable with the results of the Predecessor.

The Amex Airline Index (ticker symbol XAL) consists of AirTran Holdings, Inc., Alaska Air Group, Inc., AMR Corporation, Continental, Delta, ExpressJet Holdings, Inc., Frontier Airlines, Holdings, Inc., GOL Linhas Areas Inteligentes S.A., JetBlue Airways Corporation, Northwest Airlines Corporation, SkyWest, Inc., Southwest Airlines Company, UAL Corporation, and US Airways Group, Inc.

Issuer Purchases of Equity Securities

The following shares of Common Stock were withheld in 2007 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
May 1-31, 2007	5,913,542	$20.61	5,913,542		(2)
June 1-30, 2007	279,869	20.35	279,869		(2)
July 1-31, 2007	29,444	17.93	29,444		(2)
August 1-31, 2007	19,748	17.36	19,748		(2)
September 1-30, 2007	96,617	17.05	96,617		(2)
October 1-31, 2007	848,028	20.65	848,028		(2)
November 1-30, 2007	15,950	18.86	15,950		(2)
December 1-31, 2007	35,775	18.21	35,775		(2)

Total	7,238,973	$20.52	7,238,973

(1)

Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under our Performance Compensation Plan and in connection with bankruptcy claims. The Company disclosed these matters generally in its Disclosure Statement dated February 7, 2007, as amended, and the Plan of Reorganization, which were filed with the Securities and Exchange Commission under Form 8-K.

(2)

The Performance Compensation Plan and the Plan of Reorganization provides for the withholding of shares to satisfy tax obligations. Neither specify a maximum number of shares that can be withheld for this purpose. See Note 1 and Note 12 of the Notes to the Consolidated Financial Statements elsewhere in this Form 10-K for more information about the Plan of Reorganization and the Performance Compensation Plan, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and operating data. We derived the Statement of Operations Data for (1) the eight months ended December 31, 2007 of the Successor and (2) the four months ended April 30, 2007 and the years ended December 31, 2006, 2005, 2004 and 2003 of the Predecessor and we derived the Balance Sheet for (1) the year ended December 31, 2007 of the Successor and (2) the years ended December 31, 2006, 2005, 2004 and 2003 of the Predecessor from our audited consolidated financial statements and the related notes thereto.

Upon emergence from Chapter 11 on April 30, 2007 the Effective Date, we adopted fresh start reporting in accordance with SOP 90-7. The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, consolidated financial data on or after May 1, 2007 is not comparable to the consolidated financial data prior to that date.

Due to Delta’s adoption of fresh start reporting on April 30, 2007, the following table includes selected summary financial and operating data for (1) the eight months ended December 31, 2007 of the Successor and (2) the four months ended April 30, 2007 and the years ended December 31, 2006, 2005, 2004 and 2003 of the Predecessor.

Consolidated Summary of Operations(1)

	Successor	Predecessor
	Eight Months Ended December 31, 2007(2)	Four Months Ended April 30, 2007(3)	Year Ended December 31,
(in millions, except share data)			2006(4)(10)	2005(5)(10)	2004(6)	2003(7)

Operating revenue	$13,358	$5,796	$17,532	$16,480	$15,235	$14,308
Operating expense	12,562	5,496	17,474	18,481	18,543	15,093
Operating income (loss)	796	300	58	(2,001)	(3,308)	(785)
Interest expense, net(8)	(276)	(248)	(801)	(973)	(787)	(721)
Miscellaneous income, net(9)	5	27	(19)	(1)	94	317
Gain on extinguishment of debt, net	—	—	—	—	9	—
Income (loss) before reorganization items, net	525	79	(762)	(2,975)	(3,992)	(1,189)
Reorganization items, net	—	1,215	(6,206)	(884)	—	—
Income (loss) before income taxes	525	1,294	(6,968)	(3,859)	(3,992)	(1,189)
Income tax (provision) benefit	(211)	4	765	41	(1,206)	416
Net income (loss)	314	1,298	(6,203)	(3,818)	(5,198)	(773)
Preferred stock dividends	—	—	(2)	(18)	(19)	(17)
Net income (loss) attributable to common shareowners	$314	1,298	$(6,205)	$(3,836)	$(5,217)	$(790)

Basic earnings (loss) per share	$0.80	$6.58	$(31.58)	$(23.75)	$(41.07)	$(6.40)

Diluted earnings (loss) per share	$0.79	$4.63	$(31.58)	$(23.75)	$(41.07)	$(6.40)

Dividends declared per common share	$—	$—	$—	$—	$—	$0.05

Other Financial and Statistical Data

	Successor		Predecessor
	Eight Months Ended December 31, 2007(2)		Four Months Ended April 30, 2007(3)		Year Ended December 31,
					2006(4)(10)		2005(5)(10)		2004(6)		2003(7)

Revenue passenger miles (millions)(1)	85,029		37,036		116,133		119,954		113,311		102,301
Available seat miles (millions)(1)	104,427		47,337		147,995		156,793		151,679		139,505
Passenger mile yield(1)	13.88	¢	13.84	¢	13.34	¢	12.16	¢	12.17	¢	12.73	¢
Passenger revenue per available seat mile(1)	11.30	¢	10.83	¢	10.47	¢	9.31	¢	9.09	¢	9.17	¢
Operating cost per available seat mile(1)	12.03	¢	11.61	¢	11.80	¢	11.79	¢	12.23	¢	10.82	¢
Passenger load factor(1)	81.4%		78.2%		78.5%		76.5%		74.7%		73.3%
Breakeven passenger load factor(1)	75.9%		73.7%		78.2%		87.0%		92.6%		77.8%
Fuel gallons consumed (millions)	1,458		659		2,111		2,492		2,527		2,370
Average price per fuel gallon, net of hedging gains	$2.34		$1.93		$2.10		$1.79		$1.16		$0.82

	Successor				Predecessor
	December 31, 2007(2)				December 31,
					2006(4)(10)		2005(5)(10)		2004(6)		2003(7)

Total assets (millions)(1)	$32,423				$19,622		$20,039		$21,801		$25,939
Long-term debt and capital leases (excluding current maturities) (millions)(1)	$7,986				$6,509		$6,557		$13,005		$11,538
Shareowners’ equity (deficit) (millions)(1)	$10,113				$(13,593)		$(9,895)		$(5,796)		$(659)
Common stock outstanding	292,225,696				197,335,938		189,343,018		139,830,443		123,544,945
Full-time equivalent employees, end of period	55,044				51,322		55,650		69,148		70,600

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

•	SkyWest Airlines, Inc. and Chautauqua Airlines, Inc. for all periods presented;

•	Shuttle America Corporation for the years ended December 31, 2007 and 2006 and from September 1 through December 31, 2005;

•	Atlantic Southeast Airlines, Inc. for the years ended December 31, 2007 and 2006 and from September 8 through December 31, 2005;

•	Freedom Airlines, Inc. for the years ended December 31, 2007 and 2006 and from October 1 through December 31, 2005;

•	ExpressJet Airlines, Inc. from June 1 to December 31, 2007;

•	Pinnacle Airlines, Inc. from December 1 to December 31, 2007; and

•	Flyi, Inc. (formerly Atlantic Coast Airlines) from January 1, 2003 through November 1, 2004.

(2)	Includes a $157 million or $0.40 diluted EPS for fresh start accounting adjustments; and a $211 million income tax provision or $0.53 diluted EPS (see Item 7).

(3)	Includes a $1.2 billion non-cash gain or $5.20 diluted EPS for reorganization costs; and a $4 million income tax benefit or $0.02 diluted EPS (see Item 7).
(4)

Includes a $6.2 billion non-cash charge or $31.58 diluted EPS for reorganization costs; a $310 million non-cash charge or $1.58 diluted EPS associated with certain accounting adjustments; and a $765 million income tax benefit or $3.89 diluted EPS (see Item 7).

(5)

Includes an $888 million charge or $5.49 diluted EPS for restructuring, asset writedowns, pension settlements and related items, net and an $884 million non-cash charge or $5.47 diluted EPS for reorganization costs (see Item 7).

(6)

Includes a $1.9 billion charge or $14.76 diluted EPS related to the impairment of intangible assets; a $1.2 billion charge or $9.51 diluted EPS for deferred income tax valuation; a $123 million gain, or $0.97 diluted EPS from the sale of investments; and a $41 million gain or $0.33 diluted EPS from restructuring, asset writedowns, pension settlements and related items, net.

(7)

Includes a $268 million charge ($169 million net of tax, or $1.37 diluted EPS) for restructuring, asset writedowns, pension settlements and related items, net; a $398 million gain ($251 million net of tax, or $2.03 diluted EPS) for Appropriations Act compensation; and a $304 million gain ($191 million net of tax, or $1.55 diluted EPS) for certain other income and expense items.

(8)	Includes interest income.
(9)	Includes (losses) gains from the sale of investments and fair value adjustments of derivatives.
(10)

The 2006 and 2005 Consolidated Summary of Operations and Financial and Statistical Data above have been updated to conform to current period presentation for certain reclassifications made upon emergence from bankruptcy (see Note 2 of the Notes to the Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. We offered service, including Delta Connection carrier service, to 321 destinations in 58 countries in January 2008. We are a founding member of SkyTeam, a global airline alliance that provides customers with extensive worldwide destinations, flights and services. Including our SkyTeam and worldwide codeshare partners, we offered flights to 485 worldwide destinations in 106 countries in January 2008.

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Our reorganization in Chapter 11 involved a fundamental transformation of our business.

On April 30, 2007 (the “Effective Date”), we emerged from bankruptcy as a competitive airline with a global network. In connection with our emergence from bankruptcy, we began issuing shares of new common stock pursuant to the Debtors’ Joint Plan of Reorganization (the “Plan of Reorganization”). References in this Form 10-K to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date, (2) the issuance of new Delta common stock and certain debt securities in accordance with the Plan of Reorganization and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Combined Financial Results of the Predecessor and Successor

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Consolidated Financial Statements prior to that date. Due to our adoption of fresh start reporting on April 30, 2007, the accompanying Consolidated Statements of Operations include the results of operations for (1) the eight months ended December 31, 2007 of the Successor, (2) the four months ended April 30, 2007 of the Predecessor and (3) the years ended December 31, 2006 and 2005 of the Predecessor.

For purposes of management’s discussion and analysis of the results of operations for the year ended December 31, 2007 in this Form 10-K, we combined the results of operations for the four months ended April 30, 2007 of the Predecessor with the eight months ended December 31, 2007 of the Successor. We then compared the combined results of operations for the year ended December 31, 2007 with the corresponding period in the prior year of the Predecessor and discussed significant fresh start reporting adjustments (“Fresh Start Adjustments”) which impacted comparability.

We believe the combined results of operations for the year ended December 31, 2007 provide management and investors with a more meaningful perspective on Delta’s ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the year ended December 31, 2007.

Overview of Combined 2007 Results

In 2007, we recorded combined consolidated net income of $1.6 billion, which includes a $1.2 billion gain from reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy. From an operational perspective, we reported operating income of $1.1 billion for 2007.

Due to the record high fuel costs experienced over the last several years, aircraft fuel expense and related taxes have become our largest cost. In an effort to manage these costs, we hedged 38% of our fuel consumption in 2007, resulting in an average fuel price per gallon of $2.21. We realized $111 million in cash gains on fuel hedge contracts settled during the year.

Consistent with our positive operating financial results for 2007, cash flows from operations generated $1.4 billion, which are net of $875 million in cash used under the Plan of Reorganization to satisfy our bankruptcy-related obligations to the Air Line Pilots Association (“ALPA”) and the Pension Benefit Guaranty Corporation (the “PBGC”). During 2007, we strengthened our balance sheet through the payment of $1.0 billion in net debt, including two then outstanding debtor-in-possession financing facilities (the “DIP Facility”), our bankruptcy-related obligations to ALPA and the PBGC and certain other higher interest-bearing debt maturities. We also invested more than $1.0 billion in capital expenditures, focused primarily on customer service initiatives, such as new flight equipment and improvements at our Atlanta and New York-JFK hubs.

Business Initiatives

Recent initiatives that we expect will generate positive momentum in our business include:

•

A joint venture agreement with Air France announced on October 17, 2007, to share revenue and cost on certain transatlantic routes. The initial implementation of the joint venture in April 2008 will include flights operated by both carriers between Air France’s Paris-Charles de Gaulle, Orly and Lyon hubs and our Atlanta, Cincinnati, New York-JFK and Salt Lake City hubs, as well as all flights between London Heathrow Airport and the U.S. By 2010, the joint venture is scheduled to be extended to all transatlantic flights operated by Air France and Delta between North America and Europe and the Mediterranean, as well as all flights between Los Angeles and Tahiti.

•	The right to offer nonstop flights between our hub in Atlanta and Shanghai, China, effective March 30, 2008.

•

The completion of the conversion of 11 B-767-400 aircraft from domestic to international service, with three remaining B-767-400 aircraft to be converted by spring 2008. These aircraft support our international expansion strategy. In addition, we launched 16 new international routes including service from Atlanta to Dubai, Lagos, Prague, Seoul, and Vienna and from New York-JFK to Bucharest and Pisa.

•

The announcement of our New York strategy to improve our customers’ travel experience at New York-JFK by adding a premium customer check-in facility in our international terminal and redesigning our schedule to permit significant growth in international routes while helping to reduce congestion and delays at peak times.

In late 2007, our Board of Directors established a special committee of the Board to work with management to review and analyze strategic options, including potential consolidation transactions, to assist us in maintaining our leadership position in the airline industry. Any decision of the Board of Directors regarding strategic options will be based on the best, long-term interests of all Delta stakeholders, including stockholders, employees, customers and the communities we serve.

Fresh Start Adjustments

During the eight months ended December 31, 2007, Fresh Start Adjustments impacted our Consolidated Financial Statements. These adjustments resulted in a $157 million increase to pre-tax income for the year ended December 31, 2007. The Fresh Start Adjustments consist of the following:

(in millions)	Increase/(Decrease) to Pre-tax Income for 2007
Operating revenue	$188
Operating expense
Aircraft fuel expense and related taxes	(46)
Depreciation	127
Amortization	(146)
Aircraft maintenance materials and outside repairs	(52)
Other	19

Total operating expense	(98)

Operating income	90
Other income (primarily interest expense)	67

Income before income taxes	$157

SkyMiles Frequent Flyer Program. We revalued our frequent flyer award liability to estimated fair value and changed our accounting policy from an incremental cost method to a deferred revenue method. Fair value represents the estimated price that third parties would require us to pay for them to assume the obligation of redeeming miles under the SkyMiles program. Fresh Start Adjustments for the SkyMiles program (including the change in accounting policy for that program) increased operating revenue by $188 million for the year ended December 31, 2007.

Fuel Hedging. Prior to the adoption of fresh start reporting on April 30, 2007, we recorded as a component of shareowners’ deficit in other comprehensive loss $46 million of deferred gains related to our fuel hedging program. This gain would have been recognized as an offset to fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, accumulated other comprehensive loss prior to emergence from Chapter 11 was reset to zero. Accordingly, Fresh Start Adjustments resulted in a non-cash increase to fuel expense of $46 million for the year ended December 31, 2007.

Depreciation. We revalued property and equipment to fair value, which reduced the net book value of these assets by $1.0 billion. In addition, we adjusted the depreciable lives of flight equipment to reflect revised estimated useful lives. As a result, depreciation expense decreased by $127 million for the year ended December 31, 2007.

Amortization of Intangible Assets. We valued our intangible assets at fair value, which increased the net book value of intangible assets (excluding goodwill) by $2.9 billion, of which $956 million relates to amortizable intangible assets. As a result, amortization expense increased by $146 million for the year ended December 31, 2007.

Aircraft Maintenance Materials and Outside Repairs. We changed the way we account for certain maintenance parts that were previously capitalized and depreciated. After emergence, we expense these parts as they are placed on the aircraft. This change resulted in an increase in aircraft maintenance materials and outside repairs expense of $52 million for the year ended December 31, 2007.

Interest Expense. The revaluation of our debt and capital lease obligations resulted in a decrease in interest expense due to the amortization of premiums from adjusting these obligations to fair value. During 2007, $33 million in future premium credits were accelerated in connection with accounting for (1) the amendment to our spare parts credit facility (the “Spare Parts Loan”) with General Electric Capital Corporation (“GECC”) and (2) the prepayment of certain secured debt with the proceeds from the sale of $1.4 billion of Pass Through Certificates, Series 2007-1 (the “2007-1 Certificates”). As a result, interest expense decreased by $70 million for the year ended December 31, 2007.

Other Fresh Start Adjustments. We recorded other Fresh Start Adjustments relating primarily to the revaluation of our aircraft leases. These adjustments increased operating expense by $19 million and non-operating expense by $3 million for the year ended December 31, 2007.

Share-Based Compensation Expense

Upon emergence from bankruptcy and in connection with our Plan of Reorganization, we adopted a new compensation program which was approved by the Bankruptcy Court for our approximately 1,200 officers, director level employees and other management personnel (the “Management Program”). Under the Management Program, officers received restricted stock, stock options and performance shares; director-level employees received restricted stock and stock options; and other management personnel received restricted stock. During the eight months ended December 31, 2007, the total compensation expense related to the Management Program was $109 million.

Accounting Adjustments

During 2006, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Consolidated Financial Statements that affect the comparability of our results for the years ended December 31, 2007, 2006 and 2005. These adjustments resulted in a net non-cash charge approximating $310 million to our Consolidated Statement of Operations for the year ended December 31, 2006, consisting of:

•

A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at New York-JFK. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term as required by Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

•

A $108 million net charge related to the sale of mileage credits under our SkyMiles frequent flyer program. This includes an $83 million decrease in passenger revenue, a $106 million decrease in other, net revenue, and an $81 million decrease in other operating expense. This net charge primarily resulted from the reconsideration of our position with respect to the timing of recognizing revenue associated with the sale of mileage credits that we expect will never be redeemed for travel.

•

A $90 million charge in salaries and related costs to adjust our accrual for postemployment healthcare benefits. This adjustment is due to healthcare payments applied to this accrual over several years, which should have been expensed as incurred.

We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for the years ended December 31, 2006 and 2005. In making this assessment, we considered qualitative and quantitative factors, including our substantial net loss in these years, the non-cash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of these years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code during these years.

Reclassifications

Upon emergence and as a result of fresh start reporting, we changed the classification of certain items on our Consolidated Statements of Operations. We also reclassified prior period amounts to conform to current period presentations. These changes have no impact on operating or net income in any period prior or subsequent to our emergence from bankruptcy. For more information about these reclassifications, see Note 2 of the Notes to the Consolidated Financial Statements.

Sale of ASA

On September 7, 2005, we sold Atlantic Southeast Airlines, Inc. (“ASA”), our wholly owned subsidiary, to SkyWest, Inc. (“SkyWest”). After the sale, the revenue and expense related to our contract carrier agreement with ASA are reported as regional affiliates passenger revenue and contract carrier arrangements, respectively, in our Consolidated Statements of Operations. Prior to the sale, expenses related to ASA were reported in the applicable expense line item in our Consolidated Statements of Operations. For additional information on the sale of ASA, see Note 11 of the Notes to the Consolidated Financial Statements.

Combined Results of Operations—2007 Compared to 2006

Net Income (Loss)

We had consolidated net income of $1.6 billion for 2007, and a consolidated net loss of $6.2 billion for 2006. The results for 2007 include a $1.2 billion gain from reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy. The results for 2006 include (1) a $6.2 billion charge to reorganization items, net, (2) a $310 million charge associated with the Accounting Adjustments discussed above and (3) a $765 million income tax benefit discussed below.

Operating Revenue

	Combined	Predecessor
(in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$12,758	$11,640	$1,118	10%
Regional affiliates	4,170	3,853	317	8%

Total passenger revenue	16,928	15,493	1,435	9%
Cargo	482	498	(16)	(3)%
Other, net	1,744	1,541	203	13%

Total operating revenue	$19,154	$17,532	$1,622	9%

Operating revenue totaled $19.2 billion for 2007, a $1.6 billion, or 9%, increase compared to 2006. Passenger revenue increased 9% on a 3% increase in available seat miles (“ASMs”), or capacity, and a 1.9 point increase in load factor. The increase in passenger revenue reflects a rise of 4% and 7% in passenger mile yield and passenger revenue per available seat mile (“PRASM”), respectively. Mainline passenger revenue increased primarily due to (1) strong passenger demand, (2) our increased service to more profitable international destinations, (3) increased SkyMiles revenue associated with Fresh Start Adjustments discussed above and (4) the negative impact of Accounting Adjustments recorded in 2006 as discussed above. Passenger revenue of regional affiliates increased primarily due to increased flying by our contract carriers, which resulted in an 8% increase in revenue passenger miles (“RPMs”), or traffic, on 7% greater capacity. Other, net revenue increased primarily due to (1) increased SkyMiles revenue due to a change in accounting methodology and Fresh Start Adjustments discussed above, (2) increased administrative service charges and baggage handling fees, (3) growth in aircraft maintenance and staffing services to third parties and (4) the negative impact of Accounting Adjustments recorded in 2006 as discussed above.

		Increase (Decrease) Year Ended December 31, 2007 vs. 2006
	Combined
(in millions)	Year Ended December 31, 2007	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$12,062	3%	—%	(3)%	3%	7%	2.5 pts
International	4,745	28%	17%	16%	9%	11%	1.0 pts
Charter	121	1%	21%	12%	(17)%	(9)%	3.2 pts

Total passenger revenue	$16,928	9%	5%	3%	4%	7%	1.9 pts

North American Passenger Revenue. North American passenger revenue increased 3%, driven by a 2.5 point increase in load factor and a 7% increase in PRASM on a 3% decline in capacity. The passenger mile yield increased 3%. The increases in passenger revenue and PRASM reflect (1) strong passenger demand and (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes. As a result of our efforts to right-size capacity in domestic markets, we increased flying by our contract carriers.

International Passenger Revenue. International passenger revenue increased 28%, generated by a 17% increase in RPMs on a 16% increase in capacity and an 11% increase in PRASM. The passenger mile yield increased 9%. These results reflect increases in service to more profitable international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Our mix of domestic versus international capacity was 67% and 33%, respectively, for 2007, compared to 71% and 29%, respectively, for 2006.

Operating Expense

	Combined	Predecessor
(in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$4,686	$4,433	$253	6%
Salaries and related costs	4,189	4,365	(176)	(4)%
Contract carrier arrangements	3,152	2,656	496	19%
Depreciation and amortization	1,164	1,276	(112)	(9)%
Contracted services	996	918	78	8%
Aircraft maintenance materials and outside repairs	983	921	62	7%
Passenger commissions and other selling expenses	933	888	45	5%
Landing fees and other rents	725	881	(156)	(18)%
Passenger service	338	332	6	2%
Aircraft rent	246	316	(70)	(22)%
Profit sharing	158	—	158	NM
Restructuring, asset writedowns, pension settlements and related items, net	—	13	(13)	(100)%
Other	488	475	13	3%

Total operating expense	$18,058	$17,474	$584	3%

Operating expense was $18.1 billion for 2007, a $584 million, or 3%, increase compared to 2006. Operating capacity increased 3% to 151.8 billion ASMs due mainly to increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network and higher contract carrier flying from our initiatives to right-size capacity. Cost per available seat mile (“CASM”) increased 1% to 11.90¢.

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased primarily due to higher average fuel prices and increased Mainline consumption. These increases were partially offset by gains on our fuel hedging derivatives. Fuel prices averaged $2.21 per gallon, including fuel hedge gains of $51 million, for 2007, compared to $2.10 per gallon, including fuel hedge losses of $108 million, for 2006.

Salaries and related costs. The decrease in salaries and related costs reflects a decline of (1) $382 million due to benefit cost reductions for our pilot and non-pilot employees and (2) $90 million due to a charge during 2006 associated with Accounting Adjustments discussed above. These decreases were partially offset by

(1) expense associated with share-based compensation and (2) an 8% increase in Mainline headcount due to our expansion at New York-JFK and our assumption of ASA ramp operations in Atlanta.

Contract carrier arrangements. Contract carrier arrangements expense increased due to a 16% growth in contract carrier flying from our business plan initiatives to right-size capacity in domestic markets and due to higher average fuel prices. Fuel prices for our contract carriers averaged $2.37 per gallon for 2007, compared to $2.22 per gallon for 2006.

Depreciation and amortization. Depreciation expense decreased primarily due to (1) a lower depreciable asset base resulting from $127 million in Fresh Start Adjustments discussed above and (2) 2006 adjustments to accelerate depreciation on certain limited life parts and aircraft. These decreases were partially offset by amortization expense of $146 million related to intangibles created in connection with the Fresh Start Adjustments discussed above.

Contracted services. The increase in contracted services is primarily due to (1) higher outsourcing related to information technology, cargo handling services and our aircraft cleaning services, (2) international expansion and (3) New York-JFK facility improvements.

Landing fees and other rents. Landing fees and other rents decreased primarily due to a charge recorded in 2006 associated with Accounting Adjustments discussed above and due to benefits of restructuring certain contracts and lease obligations in bankruptcy.

Aircraft Rent. The decline in aircraft rent expense is primarily due to the renegotiation and rejection of certain leases in connection with our restructuring under Chapter 11 and Fresh Start Adjustments discussed above.

Profit sharing. Our broad-based employee profit sharing plan provides that, for each year in which we have an annual pre-tax profit (as defined), we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings, we accrued $158 million under the profit sharing plan for 2007.

Operating Income and Operating Margin

We reported operating income of $1.1 billion and $58 million for 2007 and 2006, respectively. Operating margin, which is the ratio of operating income to operating revenues, was 6% and less than 1% for 2007 and 2006, respectively.

Other (Expense) Income

Other expense, net for 2007 was $492 million, compared to $820 million for 2006. This change is substantially attributable to (1) a 25%, or $218 million, net decrease in interest expense primarily due to the repayment of the DIP Facility in connection with our emergence from Chapter 11 and Fresh Start Adjustments discussed above, partially offset by interest expense on borrowings under a senior secured exit financing facility, which we entered into in conjunction with our emergence from bankruptcy (the “Exit Facilities”), (2) a $59 million increase in interest income primarily from interest earned due to bankruptcy initiatives that was classified within reorganization items, net, in 2006 and (3) a $51 million increase to miscellaneous, net, primarily related to fuel hedge losses in 2006 and foreign currency gains in 2007 due to an increased number of transactions denominated in foreign currencies.

Reorganization Items, Net

Reorganization items, net totaled a $1.2 billion gain for 2007, primarily consisting of the following:

•

Emergence gain. A net $2.1 billion gain due to our emergence from bankruptcy, comprised of (1) a $4.4 billion gain related to the discharge of liabilities subject to compromise in connection with the settlement of claims, (2) a $2.6 billion charge associated with the revaluation of our SkyMiles frequent flyer obligation and (3) a $238 million gain from the revaluation of our remaining assets and liabilities to fair value. For additional information regarding this emergence gain, see Note 1 of the Notes to the Consolidated Financial Statements.

•

Aircraft financing renegotiations and rejections. A $440 million charge for estimated claims primarily associated with the restructuring of the financing arrangements for 143 aircraft and adjustments to prior claims estimates.

•

Contract carrier agreements. A net charge of $163 million in connection with amendments to certain contract carrier agreements. For additional information regarding this charge and our contract carrier agreements, see Notes 1 and 8, respectively, of the Notes to the Consolidated Financial Statements.

•

Emergence compensation. In accordance with the Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan of Reorganization, of approximately 14 million shares of common stock to those employees. For additional information regarding the common stock issuance, see Note 12 of the Notes to the Consolidated Financial Statements.

•

Pilot collective bargaining agreement. An $83 million allowed general, unsecured claim in connection with the agreement between Comair, Inc., our wholly owned subsidiary (“Comair”), and ALPA to reduce Comair’s pilot labor costs.

•

Facility leases. A net $43 million gain, which primarily reflects (1) a $126 million net gain related to our settlement agreement with the Massachusetts Port Authority partially offset by (2) a net $80 million charge from an allowed general, unsecured claim in connection with the settlement relating to the restructuring of certain of our lease and other obligations at the Cincinnati Airport. For additional information regarding these matters, see Notes 1, 6 and 8 of the Notes to the Consolidated Financial Statements.

Reorganization items, net totaled a $6.2 billion charge for 2006, primarily consisting of the following:

•

Pilot pension termination. $2.2 billion and $801 million allowed general, unsecured claims in connection with our settlement agreements with the PBGC and a group representing retired pilots, respectively. Charges for these claims were offset by $1.3 billion in settlement gains associated with the derecognition of the previously recorded obligations for the qualified defined benefit pension plan for pilots (the “Pilot Plan”) and the related pilot non-qualified plans upon the termination of these plans. For additional information regarding these settlement agreements and the termination of these plans, see Note 10 of the Notes to the Consolidated Financial Statements.

•	Pilot collective bargaining agreement. A $2.1 billion allowed general, unsecured claim in connection with our comprehensive agreement with ALPA reducing our pilot labor costs.

•

Aircraft financing renegotiations and rejections. A $1.7 billion charge for estimated claims associated with restructuring the financing arrangements for 188 aircraft and the rejection of 16 aircraft leases.

•

Retiree healthcare benefit claims. A $539 million charge for allowed general, unsecured claims in connection with agreements that we reached with committees representing both pilot and non-pilot retired employees reducing their postretirement healthcare benefits. For additional information regarding this matter, see Note 10 of the Notes to the Consolidated Financial Statements.

Income Tax (Provision) Benefit

For 2007, we recorded an income tax provision totaling $207 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. We will continue to assess the need for a full valuation allowance in future periods. In accordance with SOP 90-7, the reduction of the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of our recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. Accordingly, during 2007, we reduced goodwill by $211 million with respect to the realization of pre-emergence deferred tax assets.

For 2006, we recorded an income tax benefit totaling $765 million. The amount primarily reflects a decrease to our deferred tax asset valuation allowances from the reversal of accrued pension liabilities associated with the Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination.

For additional information about the income tax valuation allowance, see Note 9 of the Notes to the Consolidated Financial Statements.

Results of Operations—2006 Compared to 2005

Net Loss

Our consolidated net loss was $6.2 billion and $3.8 billion in 2006 and 2005, respectively. The results for 2006 include (1) a $6.2 billion charge to reorganization items, net, (2) a $310 million charge associated with the Accounting Adjustments discussed above and (3) a $765 million income tax benefit. The results for 2005 include an $888 million charge to restructuring, asset writedowns, pension settlements and related items, net, and an $884 million charge to reorganization items, net.

Operating Revenue

	Predecessor
	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2006	2005
Operating Revenue:
Passenger:
Mainline	$11,640	$11,367	$273	2%
Regional affiliates	3,853	3,225	628	19%
Total passenger revenue	15,493	14,592	901	6%
Cargo	498	524	(26)	(5)%
Other, net	1,541	1,364	177	13%
Total operating revenue	$17,532	$16,480	$1,052	6%

Operating revenue totaled $17.5 billion for 2006, a $1.1 billion, or 6%, increase compared to 2005. Passenger revenue increased 6%, while capacity decreased 6%. The increase in passenger revenue is due to a rise of 10% and 12% in passenger mile yield and PRASM, respectively, from fare increases that reflect strong passenger demand as well as actions we took during our Chapter 11 proceedings to achieve revenue and network productivity improvements. Passenger revenue and other, net revenue were negatively impacted by Accounting Adjustments discussed above. Passenger revenue of regional affiliates increased due to (1) a change in how we classify ASA’s revenue as a result of its sale to SkyWest and (2) new contract carrier agreements with Shuttle America Corporation (“Shuttle America”) and Freedom Airlines, Inc. (“Freedom”), effective September 1, 2005 and October 1, 2005, respectively. Other, net revenue increased primarily due to increased Skymiles revenue due to a change in accounting methodology and growth in our aircraft maintenance in-sourcing business.

		Increase (Decrease) Year Ended December 31, 2006 vs. 2005
	Predecessor
(in millions)	Year Ended December 31, 2006	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$11,678	2%	(10)%	(13)%	14%	18%	2.8 pts
International	3,695	23%	20%	21%	2%	2%	(0.6)pts
Charter revenue	120	2%	(21)%	(9)%	28%	12%	(5.3)pts

Total passenger revenue	$15,493	6%	(3)%	(6)%	10%	12%	2.0 pts

North American Passenger Revenue. North American passenger revenue increased 2%, driven by a 14% increase in passenger mile yield and a 2.8 point increase in load factor, which were partially offset by a 13% decline in capacity. PRASM increased 18%. The decline in capacity, partially offset by the increase in load factor, resulted in a 10% decline in RPMs. The increases in passenger revenue, passenger mile yield and PRASM reflect (1) fare increases implemented as part of the improved industry revenue environment and (2) the positive impact of our strategic initiatives, including right-sizing capacity to better meet customer demand and increasing point-to-point flying and simplifying our domestic hubs to achieve a greater local traffic mix.

International Passenger Revenue. International passenger revenue increased 23%, generated by a 20% increase in RPMs from a 21% increase in capacity. The passenger mile yield and PRASM both increased by 2%. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Our mix of domestic versus international capacity was 71% and 29%, respectively, for 2006, compared to 77% and 23%, respectively, for 2005.

Operating Expense

	Predecessor		Increase (Decrease)	% Increase (Decrease)
	Year Ended December 31,
(in millions)	2006	2005
Operating Expense:
Aircraft fuel and related taxes	$4,433	$4,466	$(33)	(1)%
Salaries and related costs	4,365	5,290	(925)	(17)%
Contract carrier arrangements	2,656	1,318	1,338	102%
Depreciation and amortization	1,276	1,273	3	— %
Contracted services	918	936	(18)	(2) %
Aircraft maintenance materials and outside repairs	921	893	28	3%
Passenger commissions and other selling expenses	888	948	(60)	(6)%
Landing fees and other rents	881	878	3	— %
Passenger service	332	348	(16)	(5)%
Aircraft rent	316	543	(227)	(42)%
Restructuring, asset writedowns, pension settlements and related items, net	13	888	(875)	(99)%
Other	475	700	(225)	(32)%

Total operating expense	$17,474	$18,481	$(1,007)	(5)%

Operating expense was $17.5 billion for 2006, a $1.0 billion, or 5%, decrease compared to 2005. Operating capacity decreased 6% to 148.0 billion ASMs primarily due to the reduction of our aircraft fleet as part of our business plan initiatives. CASM remained relatively constant at 11.80¢.

Aircraft fuel and related taxes. Aircraft fuel and related taxes remained relatively constant due to reduced consumption despite higher fuel prices. Our average fuel price per gallon increased 17% to $2.10. Fuel gallons consumed decreased 15% primarily due to a reduction in Mainline capacity and our sale of ASA. As a result of this sale, ASA’s fuel gallons are no longer part of our fuel gallons consumed. Aircraft fuel expense includes fuel hedge losses of $108 million in 2006. We had no fuel hedge gains or losses in 2005.

Salaries and related costs. The decrease in salaries and related costs primarily reflects an 11% decline due to lower Mainline headcount and our sale of ASA, and an 8% decrease from salary rate and benefit cost reductions for our pilot and non-pilot employees, partially offset by Accounting Adjustments discussed above.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to a 73% increase from the change in how we classify ASA’s expense as a result of its sale to SkyWest and an 18% increase from new contract carrier agreements with Shuttle America and Freedom.

Landing fees and other rents. Landing fees and other rents remained relatively constant due to (1) a 4% decrease from the change in how we classify ASA’s expense as a result of its sale to SkyWest and (2) a net 4% decrease due to our shifting of capacity from domestic to international offset by Accounting Adjustments discussed above.

Aircraft rent. The decline in aircraft rent expense is primarily due to a 29% decrease from the renegotiation and rejection of certain leases in connection with our restructuring efforts and an 8% decrease from the change in how we classify ASA’s expense as a result of its sale to SkyWest.

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

For 2005, restructuring, asset writedowns, pension settlements and related items, net totaled an $888 million charge consisting of the following:

•

Pension curtailment charge. A $447 million curtailment charge related to the Pilot Plan and the qualified defined benefit pension plan for eligible non-pilot employees and retirees (the “Non-Pilot Plans”). This charge relates to the freeze of service accruals under the Pilot Plan effective December 31, 2004, and the impact of the planned reduction of 6,000 to 7,000 jobs announced in November 2004 on the Non-Pilot Plan (see Note 10 of the Notes to the Consolidated Financial Statements).

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

Other. The decrease in other operating expense primarily reflects (1) a 13% decrease due to an adjustment related to certain non-income tax reserves, (2) a 12% decrease from the Accounting Adjustments discussed above and (3) a 10% decrease related to the change in how we classify ASA’s expense as a result of its sale to SkyWest.

Operating Income (Loss) and Operating Margin

We reported operating income of $58 million for 2006, compared to an operating loss of $2.0 billion for 2005. Operating margin, which is the ratio of operating income (loss) to operating revenue, was less than 1% and (12%) for 2006 and 2005, respectively.

Other (Expense) Income

Other expense, net was $820 million for 2006, compared to $974 million for 2005. This change is substantially attributable to (1) a 16%, or $162 million, decrease in interest expense primarily due to a $206 million decrease associated with the accounting treatment of certain interest charges under our Chapter 11 proceedings in accordance with SOP 90-7 (see Note 2 of the Notes to the Consolidated Financial Statements), partially offset by a $97 million increase from a higher level of debt outstanding and higher interest rates and (2) a $19 million increase to miscellaneous, net, primarily related to the ineffective portion of our fuel hedge positions.

Reorganization Items, Net

Reorganization items, net totaled a $6.2 billion charge for 2006. For additional information about these items, see “Combined Results of Operations—2007 Compared to 2006.”

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

Income Tax Benefit

For 2006, we recorded an income tax benefit totaling $765 million. The amount primarily reflects a decrease to our deferred tax asset valuation allowances from the reversal of accrued pension liabilities associated with the Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination.

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

Financial Condition and Liquidity

We expect to meet our cash needs for 2008 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. We also have an undrawn $1.0 billion revolving credit facility that is a part of our Exit Facilities. Our cash and cash equivalents and short-term investments were $2.8 billion at December 31, 2007, compared to $2.6 billion at December 31, 2006.

Significant Liquidity Events

Significant liquidity events during 2007 were as follows:

•

We entered into the Exit Facilities to borrow up to $2.5 billion from a syndicate of lenders. We used a portion of the proceeds from the Exit Facilities and existing cash to repay the DIP Facility. Our Exit Facilities include certain affirmative, negative and financial covenants. We were in compliance with these covenants at December 31, 2007.

•

We completed the sale of $1.4 billion of the 2007-1 Certificates. The proceeds from this transaction were primarily used to prepay $961 million of existing aircraft-secured financing, effectively lowering the interest rate and deferring more than $560 million in maturities originally due in 2010 and 2011. The additional proceeds of $449 million are available for general corporate purposes.

•	We funded $875 million associated with two bankruptcy-related obligations in accordance with our comprehensive agreement with ALPA and our settlement agreement with the PBGC.

•

We entered into an amendment to our Visa/MasterCard credit card processing agreement (the “Amended Processing Agreement”) that, among other things, resulted in the release by the credit card processor of the then existing $804 million cash reserve under the agreement and extended the term of the agreement to October 31, 2008.

•

We entered into an amendment to the Spare Parts Loan with GECC. As a result of this amendment, among other things, the outstanding principal amount under the Spare Parts Loan was increased to $415 million, providing an incremental $181 million in proceeds, and the interest rate we pay under this facility was reduced.

•

We entered into an agreement to borrow up to $233 million to finance certain pre-delivery payments payable by us to Boeing with respect to future deliveries of 10 B-737-700 aircraft and eight B-777-200LR aircraft.

•

Our wholly owned subsidiary, Comair, entered into a long-term debt agreement to borrow up to $290 million to finance the acquisition of 14 CRJ-900 aircraft. We have provided a guarantee to the lender covering payment on behalf of Comair in the event of default. Our obligations under this debt agreement are secured by the underlying aircraft. As of December 31, 2007, $160 million of borrowings were outstanding with respect to delivery of eight aircraft.

For additional information about these events, see Note 6 of the Notes to the Consolidated Financial Statements.

Combined Sources and Uses of Cash

Cash flows from operating activities

Cash provided by operating activities was $1.4 billion and $993 million in 2007 and 2006, respectively. Cash flows from operating activities in 2007 reflect $875 million in cash used under the Plan of Reorganization to satisfy bankruptcy-related obligations under our comprehensive agreement with ALPA and settlement agreement with the PBGC. Cash flows from operating activities during 2007 also reflect (1) the release of $804 million from restricted cash under the Amended Processing Agreement, (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes and (3) a $476 million decrease in short-term investments primarily from sales of auction rate securities.

Cash flows provided by operating activities in 2006 reflect an increase of $401 million in working capital compared to 2005. This increase was primarily a result of revenue and network productivity improvements, restructuring initiatives and labor cost reductions implemented during our Chapter 11 proceedings and an improved revenue environment. Our 2006 cash flows from operating activities also include a $116 million decrease in our restricted cash balance primarily due to a release of cash from restricted to operating under agreements we reached with certain vendors. In 2005, our restricted cash balance increased significantly primarily due to cash holdbacks under our Visa/MasterCard credit card processing agreement.

Cash flows from investing activities

Cash used in investing activities totaled $625 million and $361 million for 2007 and 2006, respectively. Cash used in investing activities in 2007 reflects an increase in investment of $545 million for flight equipment and advanced payments for aircraft commitments and $78 million for ground property and equipment. During 2007, restricted cash decreased by $185 million. In addition, we received $34 million and $83 million from the sale of our investments in priceline.com Incorporated and ARINC Incorporated, respectively.

Cash used in investing activities totaled $361 million for 2006, compared to cash provided by investing activities of $22 million for 2005. This change reflects a $401 million decrease in cash used for the purchase of flight and ground equipment in 2006. Our 2005 cash flows from investing activities include $842 million in proceeds from our sale of ASA and certain flight equipment.

Cash flows from financing activities

Cash used in financing activities totaled $120 million and $606 million for 2007 and 2006, respectively. Cash used in financing activities in 2007 primarily reflects (1) the repayment of the DIP Facility with a portion of the proceeds available under the Exit Facilities and existing cash, (2) the prepayment of $863 million of secured debt with a portion of the proceeds from the sale of the 2007-1 Certificates and (3) scheduled principal payments on long-term debt and capital lease obligations. During 2007, we also received proceeds from an amendment to the Spare Parts Loan, as discussed above.

Cash used in financing activities totaled $606 million for 2006, compared to cash provided by financing activities of $830 million for 2005. This change is primarily due to the net proceeds we received under the DIP Facility shortly after our Chapter 11 filing in 2005. While in Chapter 11, we ceased making payments on our unsecured debt.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 that relate to debt, operating leases, aircraft order commitments, capital leases, contract carrier obligations, other material, noncancelable purchase obligations and other commitments. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time, some of which are discussed in footnotes to this table and in the text immediately following the footnotes.

	Contractual Obligations by Year
(in millions)	2008	2009	2010	2011	2012	After 2012	Total
Long-term debt(1)	$1,478	$1,035	$1,857	$1,588	$1,567	$3,964	$11,489
Operating lease payments(2)	1,231	1,062	969	824	758	3,854	8,698
Aircraft order commitments(3)	1,295	1,248	712	—	—	—	3,255
Capital lease obligations(4)	128	125	125	118	84	112	692
Contract carrier obligations(5)	2,411	2,520	2,575	2,574	2,458	13,978	26,516
Other purchase obligations(6)	161	69	60	50	36	14	390
Other commitments(7)	41	40	40	40	40	20	221

Total(8)	$6,745	$6,099	$6,338	$5,194	$4,943	$21,942	$51,261

(1)

Interest payments related to long-term debt are included in the table. The principal portion of these obligations is included in our Consolidated Balance Sheets. Estimated amounts for future interest and related payments in connection with our long-term debt obligations are based on the fixed and variable interest rates specified in the associated debt agreements. Estimates on variable rate interest were calculated using implied short-term LIBOR based on LIBOR at December 31, 2007. Also included in the table are other debt-related payments which represent credit enhancements required in conjunction with certain financing agreements.

(2)

This amount includes our noncancelable operating leases and our lease payments related to aircraft under our contract carrier agreements with ASA, Chautauqua, ExpressJet Airlines, Inc. (“ExpressJet”), Freedom, Pinnacle Airlines, Inc. (“Pinnacle”), Shuttle America and SkyWest Airlines.

(3)	For additional information regarding our aircraft order commitments, see Note 8 of the Notes to the Consolidated Financial Statements.
(4)	Interest payments related to capital lease obligations are included in the table. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets.
(5)

This amount represents our minimum fixed obligation under our contract carrier agreements with ASA, Chautauqua, ExpressJet, Freedom, Pinnacle, Shuttle America and SkyWest Airlines (excluding contract carrier lease payments accounted for as operating leases).

(6)

Includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including but not limited to insurance, outsourced human resource services, marketing, maintenance, obligations related to Comair, technology, sponsorships and other third party services and products.

(7)	Represents commitments to certain vendors for which we are obligated to generate specified amounts of revenue related to ticket booking fees.
(8)

In addition to the contractual obligations included in the table, we have significant cash obligations that are not included in the table. For example, we will pay wages required under collective bargaining agreements, fund pension plans (as discussed below), purchase capacity under contract carrier arrangements (as discussed below), settle tax contingency reserves (as discussed below) and pay credit card processing fees and fees for other goods and services, including those related to fuel, maintenance and commissions. While we are parties to legally binding contracts regarding these goods and services, the actual commitment is contingent on certain factors such as volume and/or variable rates that are uncertain or unknown at this time. Therefore, these items are not included in the table. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets. Payments under our profit-sharing plan or pursuant to our 2007 Performance Compensation Plan are contingent on factors unknown at this time and, therefore, are not included in this table.

The following items are not included in the table above:

Pension Plans. We sponsor qualified defined contribution and defined benefit pension plans for eligible employees and retirees. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act (“ERISA”). Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions, including those described below.

Defined Contribution Pension Plans (“DC Plans”). During 2007, we contributed approximately $112 million to our DC Plans, which include the Delta Family-Care Savings Plan and the Delta Pilots Defined Contribution Plan. In addition to the $112 million contribution, we paid approximately $61 million directly to employees that otherwise would have been contributed to the DC Plans on their behalf, but for limits imposed by the Internal Revenue Code on contributions to such plans. In 2008, we expect to contribute approximately $195 million to our DC Plans or directly to employees once they reach the applicable Internal Revenue Code limits.

Defined Benefit Pension Plans (“DB Plans”). During 2007, we contributed approximately $116 million to our DB Plans. Under our settlement agreement with the PBGC, the Pilot Plan was terminated effective September 2, 2006. In addition, our non-qualified defined benefit pension plans for pilots were terminated effective September 2, 2006.

Effective December 31, 2005, future pay and service accruals under the Non-Pilot Plan were frozen. Effective April 1, 2007, we elected the alternative funding schedule under Section 402(a)(1) of the Pension Protection Act of 2006 with respect to the Non-Pilot Plan. We also rejected in bankruptcy our non-qualified defined benefit plans for non-pilot employees. As a result, no further benefits will be paid from these non-qualified plans. The Pension Protection Act of 2006 allows us to reduce the funding obligations for the Non-Pilot Plan over the next several years. While this legislation makes our funding obligations for the Non-Pilot Plan more predictable, factors outside our control will continue to have an impact on the funding requirements for that plan.

Estimates of future funding requirements for the Non-Pilot Plan are based on various assumptions, including, among other things, the actual and projected market performance of assets of the Non-Pilot Plan; statutory requirements; the terms of the Non-Pilot Plan; and demographic data for participants in the Non-Pilot Plan, including the number of participants and the rate of participant attrition.

Assuming current funding rules, we estimate that the funding requirements under the Non-Pilot Plan for 2008 to 2012 will aggregate approximately $500 million.

Contract Carrier Agreements. We have long-term capacity purchase agreements with several regional air carriers. Under these agreements, the carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenue. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

Under these long-term capacity purchase agreements, we are obligated to pay certain minimum fixed obligations, which are included in the table above. The remaining estimated expense is not included in the table because this expense is contingent based on the costs associated with the operation of contract carrier flights by those air carriers as well as rates that are unknown at this time. We cannot reasonably estimate at this time our expense under the contract carrier agreements in 2008 and thereafter.

For information regarding payments we may be required to make in connection with certain terminations of our capacity purchase agreements with Chautauqua and Shuttle America, see “Contingencies Related to Termination of Contract Carrier Agreements” in Note 8 of the Notes to the Consolidated Financial Statements.

FIN 48. We adopted FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 31, 2007 is $143 million. We have accrued $54 million for the payment of interest and $8 million for the payment of penalties related to these unrecognized tax benefits.

We are currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years.

It is reasonably possible that during 2008 the settlement of bankruptcy claims will result in significant changes to the amount of unrecognized tax benefits on the Consolidated Balance Sheet. We cannot presently estimate the range of the reasonably possible outcomes.

Legal Contingencies. We are involved in various legal proceedings relating to employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

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

For additional information about other contingencies not discussed above, as well as information related to general indemnifications, see Note 8 of the Notes to the Consolidated Financial Statements.

Application of Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. We periodically evaluate these estimates and assumptions, which are based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates.

Fresh-Start Reporting. As previously noted, upon emergence from Chapter 11, we adopted fresh start reporting, which required us to revalue our assets and liabilities to fair value. In estimating fair value, we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which we were required to adopt in connection with our adoption of fresh start reporting. SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections for the Successor using a number of estimates and assumptions. The enterprise and corresponding reorganization value of the Successor was based on financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable companies; (2) a review and analysis of several recent transactions in the airline industry; and (3) a calculation of the present value of future cash flows based on our projections. Utilizing these methodologies, the reorganization value of the Successor was estimated to be in the range of $9.4 billion to $12.0 billion. The enterprise value, and corresponding reorganization value, is dependent upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized. The excess reorganization value (using the low end of the range) over the fair value of tangible and identifiable intangible assets, net of liabilities, has been reflected as goodwill in the Fresh Start Consolidated Balance Sheet. The financial projections and estimates of enterprise and reorganization value are not incorporated into this Form 10-K.

All estimates, assumptions and financial projections, including the fair value adjustments, the financial projections, and the enterprise value and reorganization value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and financial projections will be realized, and actual results could vary materially.

For the impact that the adoption of fresh start reporting had on our Consolidated Balance Sheet, see Note 1 of the Notes to the Consolidated Financial Statements.

Frequent Flyer Program (the “SkyMiles Program”). We have a frequent flyer program offering incentives to increase travel on Delta. This program allows participants to earn mileage credits by flying on Delta, Delta Connection Carriers and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to other airlines and to non-airline businesses. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Crown Room Club and for other program awards.

As a result of the adoption of fresh start reporting upon emergence from bankruptcy, we revalued our SkyMiles frequent flyer award liability to estimated fair value. The fair value of our SkyMiles frequent flyer award liability was determined based on the estimated price that third parties would require us to pay for them to assume the obligation for miles expected to be redeemed under the SkyMiles Program. This estimated price was determined based on the weighted average equivalent ticket value of a SkyMiles award, redeemed for travel on Delta or a participating airline. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel. At April 30, 2007, we recorded deferred revenue equal to $0.0083 for each mile we estimate will ultimately be redeemed under the SkyMiles Program.

Upon emergence from bankruptcy, we changed our accounting policy to a deferred revenue model for all frequent flyer miles. We now account for all miles earned and sold as separate deliverables in a multiple element revenue arrangement as prescribed by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on the low end of the range of the prices at which we sell mileage credits to other airlines, which price is currently $0.0054 per mile and will be re-evaluated annually. Under the residual method, the portion of the revenue from the sale of mileage credits that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided based on the weighted average price of all miles that have been deferred. The portion of the revenue received in excess of the fair value, the marketing premium, is recognized in income when the related services are provided and classified as other, net revenue.

For mileage credits which we estimate are not likely to be redeemed (“Breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. The estimate of Breakage, which is currently 22%, is based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or our estimate of the fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2007, the aggregate deferred revenue balance associated with the SkyMiles program was $3.3 billion. A hypothetical 1% change in our outstanding number of miles estimated to be redeemed would result in a $27 million impact on our deferred revenue liability.

Goodwill and Other Intangible Assets. Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting. We recorded $12.3 billion of goodwill upon emergence from bankruptcy.

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

In evaluating our goodwill for impairment, we first compare our one reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) our market capitalization, (2) any premium to our market capitalization an investor would pay for a controlling interest (“Control Premium”), (3) the potential value of synergies and other benefits that could result from such interest, (4) market multiple and recent transactions values of peer companies and (5) projected discounted future cash flows, if reasonably estimable. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value.

We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on recent market transactions where available or projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.

At October 1, 2007, we performed the annual required impairment test of our goodwill and indefinite-lived intangible assets, which resulted in no impairment charge. For both goodwill and indefinite-lived intangible assets, changes in assumptions or circumstances, including, but not limited to, (1) long-term negative trends in our market capitalization, (2) continued escalation of fuel prices, (3) interruption to our operations due to employee strike, terrorist attack, etc. and/or (4) consolidation of competitors within the industry, which are not offset by other factors such as improved yield or an increase in Control Premiums, could result in an impairment in the year in which the change occurs and in future years. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

Long-Lived Assets. Our flight equipment and other long-lived assets have a recorded value of $11.7 billion on our Consolidated Balance Sheet at December 31, 2007. This value is based on various factors, including the assets’ estimated useful lives and their estimated salvage values. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. The impairment loss recognized is the amount by which the asset’s carrying amount exceeds its estimated fair value.

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

Income Tax Valuation Allowance and Contingencies. In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, our industry’s historically cyclical periods of earnings and losses, and potential, current and future tax planning strategies.

Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that various taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance, or the rendering of a court decision affecting a particular issue. We adjust the income tax provision in the period in which the facts that give rise to the revision become known. In the event that the adjustment pertains to a pre-emergence tax position, we would adjust goodwill followed by other indefinite-lived intangible assets until the net carrying value of these assets is zero. Beginning January 1, 2009, any adjustments to pre-emergence tax positions will be made through the income tax provision pursuant to SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

For additional information about income taxes, see Notes 2 and 9 of the Notes to the Consolidated Financial Statements.

Pension Plans. We sponsor DB Plans for our eligible employees and retirees. The impact of these DB Plans on our Consolidated Balance Sheets as of December 31, 2007 and 2006 and our Consolidated Statements of Operations for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005 is presented in Note 10 of the Notes to the Consolidated Financial Statements. We currently estimate that our defined benefit pension plan expense related to our Non-Pilot Plan in 2008 will be approximately $35 million. The effect of our DB Plans on our Consolidated Financial Statements is subject to many assumptions. We believe the most critical assumptions are (1) the weighted average discount rate and (2) the expected long-term rate of return on the assets of our DB Plans. The Pilot Plan and pilot non-qualified defined benefit pension plans were terminated during 2006. For additional information regarding these terminations, see Note 10 of the Notes to the Consolidated Financial Statements.

We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate of 6.08% and 5.88% at December 31, 2007 and September 30, 2006, respectively. Additionally, our weighted average discount rate for net periodic benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 5.67% to 6.01% between 2005 and 2007, due to remeasurements throughout the year. The impact of a 0.50% change in our weighted average discount rate is shown in the table below.

The expected long-term rate of return on the assets of our DB Plans is based primarily on plan specific investment studies using historical returns on our DB Plans’ assets. The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target. Our historical annualized three, five, 10 and 15 year rate of return on plan assets is approximately 13%, 14%, 8% and 11%, respectively, as of December 31, 2007. The impact of a 0.50% change in our expected long-term rate of return is shown in the table below.

Change in Assumption	Effect on 2008 Pension Expense	Effect on Accrued Pension Liability at December 31, 2007
0.50% decrease in discount rate	- 9 million	+ 452 million
0.50% increase in discount rate	+ 6 million	- 426 million
0.50% decrease in expected return on assets	+ 23 million	—
0.50% increase in expected return on assets	- 23 million	—

For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS 141R. SFAS 141R provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on January 1, 2009. For additional information regarding SFAS 141R, see Note 9 of the Notes to the Consolidated Financial Statements.

Market Risks Associated with Financial Instruments

We have significant market risk exposure related to aircraft fuel prices and interest rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. To manage the volatility relating to these exposures, we periodically enter into derivative transactions pursuant to stated policies (see Note 4 of the Notes to the Consolidated Financial Statements). We expect adjustments to the fair value of financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to result in ongoing volatility in earnings and shareowners’ equity.

The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole or actions we may take to seek to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.

Aircraft Fuel Price Risk

Our results of operations may be materially impacted by changes in the price of aircraft fuel. We periodically use derivative instruments designated as cash flow hedges, which are comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts, in an effort to manage our exposure to changes in aircraft fuel prices.

For 2007, aircraft fuel and related taxes accounted for 26% of our total operating expenses. Aircraft fuel and related taxes for 2007 increased 6% compared to 2006 primarily due to higher average fuel prices. Fuel prices averaged $2.21 per gallon, including fuel hedge gains of $51 million, for 2007 compared to $2.10 per gallon, including fuel hedge losses of $108 million, for 2006.

As of January 31, 2008, we have hedged a portion of our projected fuel requirements, including those of our contract carriers under capacity purchase agreements, for the three years ending December 31, 2010, using crude oil and heating oil call option and swap contracts as follows:

(in millions, unless otherwise stated)	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at January 31, 2008(1)	Contract Fair Value Based Upon 10% Rise in Futures Prices(1)(2)	Increase in Aircraft Fuel Expense Due to 10% Rise in Jet Fuel Price(3)
2008
Heating oil
Call options	$2.43	22%	$91	$157	$529
Swaps	$2.44	2	2	15	47

Total		24%	$93	$172	$576

2009
Crude oil
Call options	$2.05	9%	$61	$70	$723

Total		9%	$61	$70	$723

(in millions, unless otherwise stated)	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at January 31, 2008(1)	Contract Fair Value Based Upon 10% Rise in Futures Prices(1)(2)	Increase in Aircraft Fuel Expense Due to 10% Rise in Jet Fuel Price(3)
2010
Crude oil
Call options	$2.04	2%	$16	$17	$787

Total		2%	$16	$17	$787

(1)	Contract fair value includes the cost of premiums paid.
(2)	Projection based upon average futures prices per gallon by contract settlement month.
(3)

Projection based upon estimated average jet fuel price per gallon of $2.70, $2.81 and $2.93 and estimated aircraft fuel consumption of 2.5 billion gallons, 2.6 billion gallons and 2.7 billion gallons for 2008, 2009 and 2010, respectively, inclusive of the impact of fuel hedge instruments.

For additional information regarding our exposure to market risks, see Note 4 of the Notes to the Consolidated Financial Statements.

Interest Rate Risk

Our exposure to market risk from volatility in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. We had $4.5 billion of fixed-rate debt and $3.8 billion of variable-rate debt at December 31, 2007. At December 31, 2007 and 2006, a 10% increase in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $332 million and $114 million, respectively, and increased interest expense on our variable-rate long-term debt by $19 million and $24 million, respectively. At December 31, 2007 and 2006, we did not have any interest rate swaps or contractual arrangements that would reduce our interest expense. For additional information on our long-term debt, see Note 6 of the Notes to the Consolidated Financial Statements.

Glossary of Defined Terms

ASM—Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

CASM—(Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period, also referred to as “unit cost”.

Passenger Load Factor—A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.

Passenger Mile Yield—The amount of passenger revenue earned per RPM during a reporting period.

RASM—(Operating or Passenger) Revenue per ASM. The amount of operating or passenger revenue earned per ASM during a reporting period. Passenger RASM is also referred to as “unit revenue.”

RPM—Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period, RPMs are also referred to as “traffic”.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks Associated With Financial Instruments” and in Note 4 of the Notes to the Consolidated Financial Statements.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and our President and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control

Except as set forth below, during the three months ended December 31, 2007, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the December 2007 quarter, we implemented an automated process for interline receivables and eliminated manual processes previously utilized. Our approach to implementing new business processes and technology includes the design and implementation of internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of Delta Air Lines, Inc.

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Air Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, shareowners’ equity (deficit), and cash flows for the eight-month period ended December 31, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) of Delta Air Lines, Inc. and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 13, 2008

ITEM 9B. OTHER	INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings “Corporate Governance Matters,” “Certain Information About Nominees” and “Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our Annual Meeting of Stockholders on June 3, 2008 (“Proxy Statement”), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Director Compensation,” “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our Proxy Statement and is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth under the headings “Beneficial Ownership of Securities” and under “Equity Compensation Plan Information” in our Proxy Statement and is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Corporate Governance Matters—Director Independence” and “Corporate Governance Matters—Independence of Audit, Corporate Governance and Personnel & Compensation Committee Members” in our Proxy Statement and is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth under the heading “Fees of Independent Auditors for 2007 and 2006” in our Proxy Statement and is incorporated by reference.

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

(3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.6 through 10.17 in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2008.

DELTA AIR LINES, INC

By:	/S/ RICHARD H. ANDERSON
Richard H. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of February, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ RICHARD H. ANDERSON Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)

/S/ EDWARD H. BASTIAN Edward H. Bastian	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JOHN S. BRINZO John S. Brinzo	Director

/S/ DANIEL A. CARP Daniel A. Carp	Chairman of the Board

/S/ EUGENE I. DAVIS Eugene I. Davis	Director

/S/ RICHARD K. GOELTZ Richard K. Goeltz	Director

/S/ DAVID R. GOODE David R. Goode	Director

/S/ VICTOR L. LUND Victor L. Lund	Director

/S/ WALTER E. MASSEY Walter E. Massey	Director

/S/ PAULA ROSPUT REYNOLDS Paula Rosput Reynolds	Director

/S/ KENNETH B. WOODROW Kenneth B. Woodrow	Director

EXHIBIT INDEX

3.1	Delta’s Certificate of Incorporation (Filed as Exhibit 3.1 to Delta’s Current Report on Form 8-K as filed on April 30, 2007).*

3.2	Delta’s By-Laws (Filed as Exhibit 3.2 to Delta’s Current Report on Form 8-K as filed on April 30, 2007).*

Delta is not filing any instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 2022 between Boeing and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

10.2	Purchase Agreement No. 2025 between Boeing and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

10.3	Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between Boeing and Delta (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

10.4	Aircraft General Terms Agreement between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*/**

10.5(a)	First Lien Revolving Credit and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, J.P. Morgan Securities, Inc. and Lehman Brothers Inc., as co-lead arrangers and joint bookrunners, UBS Securities LLC, as syndication agent and as joint bookrunner, and Calyon New York Brand and RBS Securities Corporation, as co-documentation agents (Filed as Exhibit 10.1(a) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.5(b)	Second Lien Term Loan and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, Goldman Sachs Credit Partners L.P. (“GSCP”), as administrative agent and as collateral agent, GSCP and Merrill Lynch Commercial Finance Corp., as co-lead arrangers and joint bookrunners, Barclays Capital, as syndication agent and as joint bookrunner, and Credit Suisse Securities (USA) LLC and C.I.T. Leasing Corporation, as co-documentation agents (Filed as Exhibit 10.1(b) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.6	Offer of Employment dated July 20, 2005 between Delta Air Lines, Inc. and Edward H. Bastian (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on July 22, 2005)*

10.7	Offer of Employment dated July 20, 2005 between Delta Air Lines, Inc. and Glen Hauenstein (Filed as Exhibit 10.17 to Delta’s Annual Report on Form 10-K/A filed on April 27, 2007)*

10.8	Offer of Employment dated August 28, 2007 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.9(a)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.9(b)	Delta 2007 Performance Compensation Plan Award Agreement between Delta Air Lines, Inc. and Edward H. Bastian dated August 28, 2007 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.10	Form of Separation Agreement and General Release—Delta Air Lines, Inc. 2007 Officer and Director Severance Plan for Officers (Filed as Exhibit 10.2 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.11	Delta Air Lines, Inc. 2007 Officer and Director Severance Plan, as amended October 14, 2007 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.12	Separation Agreement and General Release between Delta Air Lines, Inc. and James M. Whitehurst dated August 27, 2007 (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.13	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.14	Separation Agreement and General Release between Delta Air Lines, Inc. and Joseph C. Kolshak dated November 29, 2007.

10.15	The Delta Air Lines, Inc. 2008 Long Term Incentive Program (filed as Exhibit 99.1 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

10.16	Model Award Agreement for the Delta Airlines, Inc. 2008 Long Term Incentive Program (filed as Exhibit 99.2 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

10.17	The Delta Air Lines, Inc. 2008 Management Incentive Program (filed as Exhibit 99.3 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2007.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Incorporated by reference.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	F-2

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	F-3

Consolidated Balance Sheets—December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005	F-7

Consolidated Statements of Shareowners’ Equity (Deficit) for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005	F-8

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Delta Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, shareowners’ equity (deficit), and cash flows for the eight-month period ended December 31, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and year ended December 31, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on April 25, 2007, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on April 30, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2007 (Successor) and 2006 (Predecessor), and the consolidated results of its operations and its cash flows for the eight-month period ended December 31, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and year ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in 2006 and adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2007 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Delta Air Lines, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated statements of operations, cash flows, and shareowners’ deficit of Delta Air Lines, Inc. (Predecessor) and subsidiaries (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations, the cash flows, and the changes in shareowners’ deficit of Delta Air Lines, Inc. (Predecessor) and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the 2005 consolidated financial statements (not presented herein), the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The 2005 financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to shareowner accounts, the effect of any changes that may be made in the capitalization of the Company; or (b) as to operations, the effect of any changes that may be made in its business.

The 2005 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2005 consolidated financial statements (not presented herein), the Company’s recurring losses, labor issues and its bankruptcy filing result in uncertainty regarding the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, and raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the 2005 consolidated financial statements. The 2005 consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 27, 2006

DELTA AIR LINES, INC.

Consolidated Balance Sheets

	Successor	Predecessor
ASSETS (in millions)	December 31, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$2,648	$2,034
Short-term investments	138	614
Restricted cash	520	750
Accounts receivable, net of an allowance for uncollectible accounts of $26 at December 31, 2007 and $21 at December 31, 2006	1,066	915
Expendable parts and supplies inventories, net of an allowance for obsolescence of $11 at December 31, 2007 and $161 at December 31, 2006	262	181
Deferred income taxes, net	142	402
Prepaid expenses and other	464	489

Total current assets	5,240	5,385

PROPERTY AND EQUIPMENT:
Flight equipment	9,525	17,641
Accumulated depreciation	(299)	(6,800)

Flight equipment, net	9,226	10,841

Ground property and equipment	1,943	4,575
Accumulated depreciation	(246)	(2,838)

Ground property and equipment, net	1,697	1,737

Flight and ground equipment under capital leases	602	474
Accumulated amortization	(63)	(136)

Flight and ground equipment under capital leases, net	539	338

Advance payments for equipment	239	57

Total property and equipment, net	11,701	12,973

OTHER ASSETS:
Goodwill	12,104	227
Identifiable intangibles, net of accumulated amortization of $147 at December 31, 2007 and $190 at December 31, 2006	2,806	89
Other noncurrent assets	572	948

Total other assets	15,482	1,264

Total assets	$32,423	$19,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Balance Sheets—(Continued)

	Successor	Predecessor
LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT) (in millions, except share data)	December 31, 2007	December 31, 2006

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,014	$1,503
Air traffic liability	1,982	1,797
Deferred revenue	1,100	363
Accounts payable	1,045	936
Accrued salaries and related benefits	734	405
Taxes payable	320	500
Note payable	295	—
Other accrued liabilities	115	265

Total current liabilities	6,605	5,769

NONCURRENT LIABILITIES:
Long-term debt and capital leases	7,986	6,509
Pension and related benefits	3,002	—
Deferred revenue	2,532	346
Postretirement benefits	865	—
Deferred income taxes, net	855	406
Other noncurrent liabilities	465	368

Total noncurrent liabilities	15,705	7,629

LIABILITIES SUBJECT TO COMPROMISE	—	19,817

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS’ EQUITY (DEFICIT):
Common stock:
Predecessor common stock at $0.01 par value; 900,000,000 shares authorized, 202,081,648 shares issued at December 31, 2006	—	2
Successor common stock at $0.0001 par value; 1,500,000,000 shares authorized, 299,464,669 shares issued at December 31, 2007	—	—
Additional paid-in capital	9,512	1,561
Retained earnings (accumulated deficit)	314	(14,414)
Accumulated other comprehensive income (loss)	435	(518)
Predecessor stock held in treasury, at cost, 4,745,710 shares at December 31, 2006	—	(224)
Successor stock held in treasury, at cost, 7,238,973 shares at December 31, 2007	(148)	—

Total shareowners’ equity (deficit)	10,113	(13,593)

Total liabilities and shareowners’ equity (deficit)	$32,423	$19,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Operations

	Successor	Predecessor
	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
(in millions, except per share data)			2006	2005
OPERATING REVENUE:
Passenger:
Mainline	$8,929	$3,829	$11,640	$11,367
Regional affiliates	2,874	1,296	3,853	3,225
Cargo	334	148	498	524
Other, net	1,221	523	1,541	1,364

Total operating revenue	13,358	5,796	17,532	16,480

OPERATING EXPENSE:
Aircraft fuel and related taxes	3,416	1,270	4,433	4,466
Salaries and related costs	2,887	1,302	4,365	5,290
Contract carrier arrangements	2,196	956	2,656	1,318
Depreciation and amortization	778	386	1,276	1,273
Contracted services	670	326	918	936
Aircraft maintenance materials and outside repairs	663	320	921	893
Passenger commissions and other selling expenses	635	298	888	948
Landing fees and other rents	475	250	881	878
Passenger service	243	95	332	348
Aircraft rent	156	90	316	543
Profit sharing	144	14	—	—
Restructuring, asset writedowns, pension settlements and related items, net	—	—	13	888
Other	299	189	475	700

Total operating expense	12,562	5,496	17,474	18,481

OPERATING INCOME (LOSS)	796	300	58	(2,001)

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $366 for the four months ended April 30, 2007 and $1,200 and $1,169 for the years ended December 31, 2006 and 2005, respectively)	(390)	(262)	(870)	(1,032)
Interest income	114	14	69	59
Miscellaneous, net	5	27	(19)	(1)

Total other expense, net	(271)	(221)	(820)	(974)

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, NET	525	79	(762)	(2,975)
REORGANIZATION ITEMS, NET	—	1,215	(6,206)	(884)

INCOME (LOSS) BEFORE INCOME TAXES	525	1,294	(6,968)	(3,859)
INCOME TAX (PROVISION) BENEFIT	(211)	4	765	41

NET INCOME (LOSS)	314	1,298	(6,203)	(3,818)
PREFERRED STOCK DIVIDENDS	—	—	(2)	(18)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREOWNERS	$314	$1,298	$(6,205)	$(3,836)

BASIC INCOME (LOSS) PER SHARE	$0.80	$6.58	$(31.58)	$(23.75)

DILUTED INCOME (LOSS) PER SHARE	$0.79	$4.63	$(31.58)	$(23.75)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Cash Flow

	Successor	Predecessor
	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
(in millions)			2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$314	$1,298	$(6,203)	$(3,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	778	386	1,276	1,273
Deferred income taxes	211	(4)	(765)	(41)
Pension, postretirement and postemployment expense (less than) in excess of payments	(604)	(20)	489	896
Reorganization items, net	—	(1,215)	6,206	884
Gain on extinguishment of debt, net	(30)	—	—	(9)
Changes in certain current assets and liabilities:
Decrease (increase) in short-term investments, net	50	426	(614)	336
Decrease (increase) in receivables	22	(132)	(152)	(122)
Decrease (increase) in restricted cash	473	(390)	116	(482)
(Increase) decrease in prepaid expenses and other current assets	(111)	2	41	(67)
(Decrease) increase in air traffic liability	(585)	763	86	145
(Decrease) increase in other payables, deferred revenue and accrued liabilities	(359)	—	154	667
Other, net	175	(89)	359	31

Net cash provided by (used in) operating activities	334	1,025	993	(307)

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(643)	(167)	(265)	(570)
Ground property and equipment, including technology	(185)	(41)	(148)	(244)
Decrease (increase) in restricted cash	129	56	8	(96)
(Increase) decrease in restricted investments related to the Boston airport terminal project	—	—	(2)	81
Proceeds from sales of flight equipment	84	21	40	425
Proceeds from sales of investments	83	34	—	—
Proceeds from sale of wholly owned subsidiary, net of cash remaining with subsidiary	—	—	—	417
Other, net	4	—	6	9

Net cash (used in) provided by investing activities	(528)	(97)	(361)	22

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,314)	(166)	(476)	(1,615)
Proceeds from Exit Facilities	—	1,500	—	—
Proceeds from long-term obligations	2,005	—	—	295
Proceeds from DIP Facility	—	—	—	2,250
Payments on DIP Facility	—	(2,076)	(124)	(50)
Other, net	(19)	(50)	(6)	(50)

Net cash provided by (used in) financing activities	672	(792)	(606)	830

Net Increase in Cash and Cash Equivalents	478	136	26	545
Cash and cash equivalents at beginning of period	2,170	2,034	2,008	1,463

Cash and cash equivalents at end of period	$2,648	$2,170	$2,034	$2,008

Supplemental disclosure of cash paid (refunded) for:
Interest, net of amounts capitalized	$363	$243	$728	$783
Professional fee disbursements due to bankruptcy	—	—	101	6
Interest received from the preservation of cash due to Chapter 11 filing	—	(50)	(109)	(15)
Cash received from aircraft renegotiation	—	—	(10)	—
Income taxes, net	—	—	(1)	2

Non-cash transactions:
Flight equipment	—	135	—	—
Ground equipment	31	—	—	—
Aircraft delivered under seller-financing	—	—	—	251
Flight equipment under capital leases	35	13	159	—
Debt extinguishment from aircraft renegotiation	33	—	171	—
Dividends on Series B ESOP Convertible Preferred Stock	—	—	2	15
Current maturities of long-term debt exchanged for shares of common stock	—	—	—	45

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Shareowners’ Equity (Deficit)

(in millions, except share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2005 (Predecessor)	$286	$3,052	$(4,373)	$(2,358)	$(2,403)	$(5,796)

Comprehensive loss:
Net loss	—	—	(3,818)	—	—	(3,818)
Other comprehensive loss	—	—	—	(364)	—	(364)

Total comprehensive loss (See Note 13)						(4,182)
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(18)	—	—	(18)
Transfer of 34,378 shares of common from Treasury under stock incentive and other equity plans ($47.20 per share(1))	—	(2)	—	—	2	—
Transfer of 38,140,673 shares of common from Treasury under ESOP ($47.20 per share(1))	—	(1,738)	—	—	1,800	62
Issuance of 11,336,203 shares of common stock related to Delta’s transformation plan ($3.40 per share)	5	34	—	—	—	39
Amendment to Certificate of Incorporation to increase number of authorized shares of common stock from 450 million to 900 million and to decrease par value from $1.50 per share to $.01 per share	(289)	289	—	—	—	—

Balance at December 31, 2005 (Predecessor)	2	1,635	(8,209)	(2,722)	(601)	(9,895)

Comprehensive loss:
Net loss	—	—	(6,203)	—	—	(6,203)
Other comprehensive income	—	—	—	1,780	—	1,780

Total comprehensive loss (See Note 13)						(4,423)
Adoption of SFAS 158, net of tax	—	—	—	424	—	424
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	(2)	—	—	(2)
Compensation expense associated with vesting stock options	—	8	—	—	—	8
Compensation expense associated with the rejection of stock options	—	55	—	—	—	55
Transfer of 7,996,125 shares of common from Treasury under ESOP ($47.20 per share(1))	—	(137)	—	—	377	240

Balance at December 31, 2006 (Predecessor)	2	1,561	(14,414)	(518)	(224)	(13,593)

Impact of adoption of FIN 48 (See Note 2)	—	—	(30)	—	—	(30)

Balance at January 1, 2007 (Predecessor)	2	1,561	(14,444)	(518)	(224)	(13,623)

Comprehensive income:
Net income from January 1 to April 30, 2007	—	—	1,298	—	—	1,298
Other comprehensive income	—	—	—	75	—	75

Total comprehensive income (See Note 13)						1,373

Balance at April 30, 2007 (Predecessor)	2	1,561	(13,146)	(443)	(224)	(12,250)

Fresh start adjustments:
Cancellation of Predecessor common stock	(2)	(1,561)	—	—	224	(1,339)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	13,146	443	—	13,589
Reorganization value ascribed to Successor	—	9,400	—	—	—	9,400

Balance at May 1, 2007 (Successor)	—	9,400	—	—	—	9,400

Issuance of 299,464,669 shares of common stock ($0.0001 per share), including 7,238,973 shares held in Treasury ($20.52 per share)(1)	—	—	—	—	(148)	(148)
Comprehensive income:
Net income from May 1 to December 31, 2007	—	—	314	—	—	314
Other comprehensive income	—	—	—	435	—	435

Total comprehensive income (See Note 13)						749
Compensation expense associated with equity awards	—	112	—	—	—	112

Balance at December 31, 2007 (Successor)	$—	$9,512	$314	$435	$(148)	$10,113

(1)	Weighted average price per share

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background

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

On September 14, 2005 (the “Petition Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases were jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” On April 25, 2007, the Bankruptcy Court approved the Debtors’ Joint Plan of Reorganization (the “Plan of Reorganization”). On April 30, 2007 (the “Effective Date”), we emerged from bankruptcy as a competitive airline with a global network.

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Consolidated Financial Statements prior to that date.

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

References in this Form 10-K to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Plan of Reorganization; and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Effectiveness of Plan of Reorganization. Under the Plan of Reorganization, most holders of allowed general, unsecured claims against the Debtors received or will receive newly issued common stock in satisfaction of their claims. Holders of de minimis allowed general, unsecured claims received cash in satisfaction of their claims.

The Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of (1) 386 million shares to holders of allowed general, unsecured claims (including our pilots) and (2) up to 14 million shares to our approximately 39,000 eligible non-contract, non-management employees. The new common stock was listed on the New York Stock Exchange and began trading under the symbol “DAL” on May 3, 2007. As of January 31, 2008, we have made the following distributions of common stock in accordance with the Plan of Reorganization:

•

278 million shares of common stock to holders of allowed general, unsecured claims of $12.5 billion. We have reserved 108 million shares of common stock for future distributions to holders of allowed general, unsecured claims when disputed claims are resolved.

•	Approximately 14 million shares of common stock to eligible non-contract, non-management employees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bankruptcy Court also authorized the distribution of equity awards to our approximately 1,200 officers, director level employees and managers and senior professionals (“management personnel”). For additional information about these awards, see Note 12.

In addition, as of January 31, 2008, we have issued the following debt securities and made the following cash distributions under the Plan of Reorganization:

•

$66 million principal amount of senior unsecured notes in connection with our settlement agreement relating to the restructuring of certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport Settlement Agreement”). For additional information on this subject, see Note 8;

•

an aggregate of $133 million in cash to holders in satisfaction of their claims, including to holders of administrative claims, state and local priority tax claims, certain secured claims and de minimis allowed unsecured claims;

•	$225 million in cash to the Pension Benefit Guaranty Corporation (the “PBGC”) in connection with the termination of our qualified defined benefit pension plan for pilots (the “Pilot Plan”); and

•

$650 million in cash to fund an obligation (the “Pilot Obligation”) under our comprehensive agreement with the Air Line Pilots Association, International (“ALPA”), the collective bargaining representative of Delta’s pilots, to reduce pilot labor costs. In 2007, we paid $355 million of this amount and deposited the remaining $295 million in a grantor trust for the benefit of Delta pilots. The amount in the grantor trust is classified as restricted cash with a corresponding note payable on our Consolidated Balance Sheet until it was distributed in January 2008.

In accordance with the Plan of Reorganization, holders of our equity interests that were in existence prior to April 30, 2007, including our common stock, did not receive any distributions, and their equity interests were cancelled on the Effective Date.

On the Effective Date, we entered into a senior secured exit financing facility (the “Exit Facilities”) to borrow up to $2.5 billion from a syndicate of lenders. We used a portion of the proceeds from the Exit Facilities and existing cash to repay our two then outstanding debtor-in-possession financing facilities (the “DIP Facility”). For additional information regarding the Exit Facilities, see Note 6.

We continue to incur expenses related to our Chapter 11 proceedings, primarily professional fees that were classified as a reorganization item by the Predecessor. After we emerged from bankruptcy, these expenses are classified in their appropriate line item, primarily in other operating expense, in the Successor’s Consolidated Statement of Operations.

Resolution of Outstanding Claims

As permitted under the bankruptcy process, many of the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, many claims were disallowed by the Bankruptcy Court because they were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Debtors also resolved many claims through settlements or by Bankruptcy Court orders following the filing of an objection. The Debtors will continue to settle claims and file additional objections with the Bankruptcy Court.

We currently estimate that the total allowed general, unsecured claims in our Chapter 11 proceedings will be approximately $15 billion, including the $12.5 billion of claims for which we have issued distributions of common stock. Differences between claim amounts filed and our estimates are being investigated and will be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolved in connection with the claims resolution process. However, we believe there will be no further material impact to the Consolidated Statements of Operations of the Successor from the settlement of unresolved allowed general, unsecured claims against the Debtors because the holders of such claims will receive under the Plan of Reorganization only their pro rata share of the distribution of the newly issued common stock of the Successor.

The Plan of Reorganization provides that administrative and priority claims will be satisfied with cash. Certain administrative and priority claims remain unpaid, and we will continue to settle claims and file objections with the Bankruptcy Court with respect to such claims. All of these claims have been accrued by the Successor based upon the best available estimates of amounts to be paid. However, the claims resolution process is uncertain and the resolution of administrative and priority claims could result in material adjustments to the Successor’s financial statements.

In light of the substantial number and amount of claims filed, we expect the claims resolution process will take considerable time to complete. Accordingly, we do not presently know either the ultimate number and amount of, or the exact recovery with respect to, allowed claims.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet at December 31, 2006:

Predecessor
(in millions)	2006
Pension, postretirement and other benefits	$10,329
Debt and accrued interest	5,079
Aircraft lease related obligations	3,115
Accounts payable and other accrued liabilities	1,294

Total liabilities subject to compromise	$19,817

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. The amounts represented our estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

At December 31, 2007, we did not have any liabilities subject to compromise due to our emergence from bankruptcy. For information regarding the discharge of liabilities subject to compromise, see “Fresh Start Consolidated Balance Sheet” below.

Differences between liabilities we have estimated and the claims filed will be investigated and resolved in connection with the claims resolution process.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization Items, net

The following table summarizes the components of reorganization items, net on our Consolidated Statements of Operations for the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005:

	Predecessor
	Four Months Ended April 30, 2007	Year Ended December 31,
(in millions)		2006	2005
Discharge of claims and liabilities(1)	$4,424	$—	$—
Revaluation of frequent flyer obligation(2)	(2,586)	—	—
Revaluation of other assets and liabilities(3)	238	—	—
Aircraft financing renegotiations, rejections and repossessions(4)	(440)	(1,671)	(611)
Contract carrier agreements(5)	(163)	—	—
Emergence compensation(6)	(162)	—	—
Professional fees	(88)	(110)	(39)
Pilot collective bargaining agreement(7)	(83)	(2,100)	—
Interest income(8)	50	109	17
Facility leases(9)	43	(8)	(88)
Vendor waived pre-petition debt	29	36	—
Retiree healthcare claims(10)	(26)	(539)	—
Debt issuance and discount costs	—	(13)	(163)
Compensation expense(11)	—	(55)	—
Pilot pension termination(12)	—	(1,743)	—
Rejection of other executory contracts	—	(89)	—
Other	(21)	(23)	—

Total reorganization items, net	$1,215	$(6,206)	$(884)

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

In accordance with the Plan of Reorganization, we discharged our obligations to holders of allowed general, unsecured claims in exchange for the distribution of 386 million newly issued shares of common stock and the issuance of certain debt securities and obligations. Accordingly, in discharging our liabilities subject to compromise, we recognized a reorganization gain of $4.4 billion as follows:

(in millions)
Liabilities subject to compromise	$19,345
Reorganization value	(9,400)
Liabilities reinstated	(4,429)
Issuance of new debt securities and obligations, net of discounts of $22	(938)
Other	(154)

Discharge of claims and liabilities	$4,424

(2)

We revalued our SkyMiles frequent flyer obligation at fair value as a result of fresh start reporting, which resulted in a $2.6 billion reorganization charge. For information about a change in our accounting policy for our frequent flyer program (the “SkyMiles Program”), see Note 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)

We revalued our assets and liabilities at estimated fair value as a result of fresh start reporting. This resulted in a $238 million gain, primarily reflecting the fair value of newly recognized intangible assets, which was partially offset by reductions in the fair value of tangible property and equipment.

(4)

Estimated claims for the four months ended April 30, 2007 relate to the restructuring of the financing arrangements for 143 aircraft, the rejection of two aircraft leases and adjustments to prior claims estimates. Estimated claims for the year ended December 31, 2006 relate to the restructuring of the financing arrangements for 188 aircraft and the rejection of 16 aircraft leases. Estimated claims for the year ended December 31, 2005 relate to the restructuring of the financing arrangements of seven aircraft, the rejection of 50 aircraft leases and the repossession of 15 aircraft.

(5)

In connection with amendments to our contract carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”), both subsidiaries of Republic Airways Holdings, Inc. (“Republic Holdings”), which, among other things, reduced the rates we pay those carriers, we recorded (a) a $91 million allowed general, unsecured claim and (b) a $37 million net charge related to our surrender of warrants to purchase up to 3.5 million shares of Republic Holdings common stock. Additionally, in connection with an amendment to our contract carrier agreement with Freedom Airlines, Inc. (“Freedom”), a subsidiary of Mesa Air Group, Inc., which, among other things, reduced the rates we pay that carrier, we recorded a $35 million allowed general, unsecured claim.

(6)

In accordance with the Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan of Reorganization, of approximately 14 million shares of common stock to these employees. For additional information regarding the stock grants, see Note 12.

(7)

Allowed general, unsecured claims of $83 million for the four months ended April 30, 2007 and $2.1 billion for the year ended December 31, 2006 in connection with Comair’s and Delta’s respective comprehensive agreements with ALPA reducing pilot labor costs.

(8)	Reflects interest earned due to the preservation of cash during our Chapter 11 proceedings.
(9)

For the four months ended April 30, 2007, we recorded a net $43 million gain, primarily reflecting a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority (“Massport”) which was partially offset by a net $80 million charge from an allowed general, unsecured claim under the Cincinnati Airport Settlement Agreement. For additional information regarding our settlement agreement with Massport and the Cincinnati Airport Settlement Agreement, see Notes 6 and 8.

(10)	Allowed general, unsecured claims in connection with agreements reached with committees representing pilot and non-pilot retired employees reducing their postretirement healthcare benefits.
(11)	Reflects a charge for rejecting substantially all of our stock options in our Chapter 11 proceedings. For additional information regarding this matter, see Note 2.
(12)

$2.2 billion and $801 million allowed general, unsecured claims in connection with our settlement agreements with the PBGC and a group representing retired pilots, respectively. Charges for these claims were offset by $1.3 billion in settlement gains associated with the derecognition of previously recorded Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination. For additional information regarding our settlement agreements and the termination of those plans, see Note 10.

Fresh Start Consolidated Balance Sheet

As previously noted, upon emergence from Chapter 11, we adopted fresh start reporting, which required us to revalue our assets and liabilities to fair value. In estimating fair value, we based the estimates and assumptions on guidance prescribed by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. For additional information about SFAS 157, see Note 3.

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections for the Successor using a number of estimates and assumptions. The enterprise and corresponding reorganization value of the Successor was based on financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies; (2) a review and analysis of several recent transactions in the airline industry; and (3) a calculation of the present value of future cash flows based on our projections. Utilizing these methodologies, the reorganization value of the Successor was estimated to be in the range of $9.4 billion and $12.0 billion. The enterprise value, and corresponding reorganization value, is dependent upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized. The excess reorganization value (using the low end of the range) over the fair value of tangible and identifiable intangible assets, net of liabilities, has been reflected as goodwill in the Fresh Start Consolidated Balance Sheet. The financial projections and estimates of enterprise and reorganization value are not incorporated herein.

All estimates, assumptions and financial projections, including the fair value adjustments, the financial projections, and the enterprise value and reorganization value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and financial projections will be realized, and actual results could vary materially.

The adjustments set forth in the following Fresh Start Consolidated Balance Sheet in the columns captioned “Debt Discharge, Reclassifications and Distribution to Creditors,” “Repayment of DIP Facility and New Exit Financing” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the Plan of Reorganization and fresh start reporting on our Consolidated Balance Sheet at April 30, 2007 are as follows:

Fresh Start Consolidated Balance Sheet

(in millions)	Predecessor	Debt Discharge, Reclassifications and Distribution to Creditors	Repayment of DIP Facility and New Exit Financing	Revaluation of Assets and Liabilities	Successor
	April 30, 2007				Reorganized Balance Sheet May 1, 2007
CURRENT ASSETS
Cash, cash equivalents and short-term investments	$2,915	$—	$(557)	$—	$2,358
Restricted cash	1,069	—	—	—	1,069
Accounts receivable, net	1,086	—	—	—	1,086
Expendable parts and supplies inventories, net	183	—	—	58	241
Deferred income taxes, net	441	—	—	310	751
Prepaid expenses and other	437	(19)	—	(75)	343
Total current assets	6,131	(19)	(557)	293	5,848

PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	11,087	—	—	(1,245)	9,842
Other property and equipment, net	1,498	—	—	218	1,716
Total property and equipment, net	12,585	—	—	(1,027)	11,558

OTHER ASSETS
Goodwill	227	—	—	12,100	12,327
Intangibles, net	88	—	—	2,865	2,953
Other noncurrent assets	740	—	48	68	856
Total other assets	1,055	—	48	15,033	16,136
Total assets	$19,771	$(19)	$(509)	$14,299	$33,542

CURRENT LIABILITIES
Current maturities of long-term debt and capital leases	$1,292	$5	$—	$35	$1,332
DIP Facility	1,959	—	(1,959)	—	—
Accounts payable, accrued salaries and related benefits	1,396	561	(50)	155	2,062
SkyMiles deferred revenue	602	—		620	1,222
Air traffic liability	2,567	—	—	—	2,567
Taxes payable	423	—	—	(2)	421
Total current liabilities	8,239	566	(2,009)	808	7,604

NONCURRENT LIABILITIES
Long-term debt and capital leases	5,132	37	—	398	5,567
Exit Facilities	—	—	1,500	—	1,500
SkyMiles deferred revenue	294	—	—	1,958	2,252
Other notes payable	—	697	—	—	697
Pension, postretirement and related benefits	62	4,202	—	7	4,271
Other	1,026	—	—	1,225	2,251
Total noncurrent liabilities	6,514	4,936	1,500	3,588	16,538
Liabilities subject to compromise	19,345	(19,345)	—	—	—

SHAREOWNERS’ (DEFICIT) EQUITY
Debtors
Common stock and additional paid-in capital	1,563	—	—	(1,563)	—
Retained deficit and other	(15,890)	4,424	—	11,466	—
Reorganized Debtors
Common stock and additional paid-in capital	—	9,400	—	—	9,400
Total liabilities and shareowners’ (deficit) equity	$19,771	$(19)	$(509)	$14,299	$33,542

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Debt Discharge, Reclassifications and Distribution to Creditors. Adjustments reflect the elimination of liabilities subject to compromise totaling $19.3 billion on our Consolidated Balance Sheet immediately prior to the Effective Date. Excluding certain liabilities assumed by the Successor, liabilities subject to compromise of $13.8 billion were discharged in the Chapter 11 cases. Adjustments include:

(a)	The recognition or reinstatement of $561 million to accounts payable, accrued salaries and related benefits comprised of (1) a $225 million obligation to the PBGC relating to the termination of the Pilot Plan (which is reflected on the Consolidated Balance Sheet net of a $3 million discount) and (2) $339 million to reinstate or accrue certain liabilities related to the current portion of our pension and postretirement benefit plans and for certain administrative claims and cure costs.

(b)	The recognition of $697 million in other notes payable comprised of (1) the $650 million Pilot Obligation relating to our comprehensive agreement with ALPA reducing pilot labor costs (which is reflected on the Consolidated Balance Sheet net of a $19 million discount) and (2) $66 million principal amount of senior unsecured notes (following the reduction of the $85 million face value of the notes for the application of certain payments made by us in 2006 and 2007) under the Cincinnati Airport Settlement Agreement. For additional information on the Cincinnati Airport Settlement Agreement, see Note 8.

(c)	The reinstatement of $4.2 billion to pension, postretirement and related benefits comprised of (1) $3.2 billion associated with our non-pilot defined benefit pension plan (the “Non-Pilot Plan”) and other long-term accrued benefits and (2) $1.0 billion associated with postretirement benefits.

•

Repayment of DIP Facility and New Exit Financing. Adjustments reflect the repayment of the DIP Facility and borrowing under the Exit Facilities. Financing fees related to (1) the DIP Facility were written off at the Effective Date and (2) fees related to the Exit Facilities were capitalized and will be amortized over the term of the facility. For additional information regarding the Exit Facilities, see Note 6.

•	Revaluation of Assets and Liabilities. Significant adjustments reflected in the Fresh Start Consolidated Balance Sheet based on the revaluation of assets and liabilities are summarized as follows:

(a)	Property and equipment, net. A net adjustment of $1.0 billion to reduce the net book value of fixed assets to their estimated fair value.

(b)	Goodwill. An adjustment of $12.1 billion to reflect reorganization value of the Successor in excess of the fair value of tangible and identifiable intangible assets, net of liabilities. During 2007, goodwill decreased by $149 million as a result of net adjustments in the fair value of certain assets and liabilities. These adjustments were recorded on the Successor’s opening balance sheet at May 1, 2007.

(c)	Intangibles. An adjustment of $2.9 billion to recognize identifiable intangible assets. These intangible assets reflect the estimated fair value of our trade name, takeoff and arrival slots, SkyTeam alliance agreements, marketing agreements, customer relationships and certain contracts. Certain of these assets will be subject to an annual impairment review. For additional information on intangible assets, see Notes 2 and 5.

(d)	Long-term debt and capital leases. An adjustment of $398 million primarily to reflect a $223 million net premium associated with long-term debt and a $138 million net premium associated with capital lease obligations to be amortized to interest expense over the life of such debt and capital lease obligations.

(e)

SkyMiles deferred revenue. An adjustment to revalue our obligation under the SkyMiles Program to reflect the estimated fair value of miles to be redeemed in the future. Adjustments of $2.0 billion and $620 million were reflected for the fair value of these miles in long-term and current

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classifications, respectively. Effective with our emergence from bankruptcy, we changed our accounting policy from an incremental cost basis to a deferred revenue model for miles earned through travel. For additional information on the accounting policy for our SkyMiles Program, see Note 2.

(f)	Noncurrent liabilities—other. An adjustment of $1.2 billion primarily related to the tax effect of fresh start valuation adjustments.

(g)	Total shareowners’ deficit. The adoption of fresh start reporting resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. All common stock of the Predecessor was eliminated and replaced by the new equity structure of the Successor based on the Plan of Reorganization. The Fresh Start Consolidated Balance Sheet reflects initial shareowners’ equity value of $9.4 billion, representing the low end in the range of $9.4 billion to $12.0 billion estimated in our financial projections developed in connection with the Plan of Reorganization. The low end of the range is estimated to reflect market conditions as of the Effective Date and therefore was used to establish initial shareowners’ equity value.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing our Consolidated Financial Statements for the Predecessor, we applied SOP 90-7, which requires that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified as liabilities subject to compromise on our Consolidated Balance Sheet at December 31, 2006. For additional information regarding the discharge of liabilities subject to compromise upon emergence, see Note 1.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R is effective for fiscal years beginning on January 1, 2009. For additional information regarding SFAS 141R, see Note 9.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of FIN 48 resulted in a $30 million charge to accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of shareowners’ deficit at January 1, 2007. For additional information regarding FIN 48, see Note 9.

In September 2006, the FASB issued SFAS 157. This Statement, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We were required to adopt SFAS 157 on April 30, 2007 in connection with the adoption of fresh start reporting. For additional information regarding recurring and nonrecurring fair value measurements, see Note 3.

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

Short-Term Investments

At December 31, 2007 and 2006, our short-term investments were primarily comprised of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we record these investments as trading securities at fair value on our Consolidated Balance Sheets. For additional information about our accounting for trading securities, see “Investments in Debt and Equity Securities” in this Note.

Restricted Cash

Restricted cash included in current assets on our Consolidated Balance Sheets totaled $520 million and $750 million at December 31, 2007 and 2006, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $15 million and $52 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, our restricted cash balance primarily relates to cash held in a grantor trust for the benefit of Delta pilots to fund the Pilot Obligation. At December 31, 2006, our restricted cash primarily related to cash held as collateral by credit card processors and interline clearinghouses and to support certain projected insurance obligations. Restricted cash is recorded at cost, which approximates fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Fuel Hedging Program

We periodically use derivative instruments designated as cash flow hedges, which are comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts, to manage our exposure to changes in aircraft fuel prices. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we record the fair market value of our fuel hedge contracts on our Consolidated Balance Sheets and recognize certain changes in these fair values on our Consolidated Statements of Operations.

We believe our fuel hedge contracts will be highly effective during their term in offsetting changes in cash flow attributable to the hedged risk. We perform both a prospective and retrospective assessment to this effect at least quarterly, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair market value of the hedge to other (expense) income on our Consolidated Statements of Operations rather than being deferred in accumulated other comprehensive income on our Consolidated Balance Sheets. As a result of our effectiveness assessment at December 31, 2007, we believe our fuel hedge contracts will continue to be highly effective in achieving offsetting changes in cash flows.

Changes in the fair value of fuel hedge contracts that qualify for hedge accounting are recorded in shareowners’ equity as a component of accumulated other comprehensive income. These gains or losses are generally recognized in aircraft fuel expense and related taxes when the related aircraft fuel purchases being hedged are consumed. To the extent that the change in the fair value of a fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel being hedged, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. For our heating oil and jet fuel option contracts entered into during 2007, ineffectiveness is measured based on the intrinsic value of the derivative. The difference between the fair value and intrinsic value represents the time value of the option contract. Time value is excluded from the calculation of ineffectiveness and immediately recognized in other (expense) income on our Consolidated Statements of Operations.

For additional information about our derivative instruments, see Note 4.

Revenue Recognition

Passenger Revenue

Passenger Tickets. We record sales of passenger tickets as air traffic liabilities on our Consolidated Balance Sheets. Passenger revenue is recognized when we provide transportation or when the ticket expires unused, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period in which the evaluations are completed. These adjustments relate primarily to refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

Taxes and Fees. We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer, for which we have an obligation to act as a collection agent. Because we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SkyMiles Program. We have a frequent flyer program offering incentives to increase travel on Delta. This program allows participants to earn mileage credits by flying on Delta, Delta Connection Carriers and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to other airlines and to non-airline businesses. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Crown Room Club and for other program awards.

As a result of the adoption of fresh start reporting upon emergence from bankruptcy, we revalued our SkyMiles frequent flyer award liability to estimated fair value. The fair value of our SkyMiles frequent flyer award liability was determined based on the estimated price that third parties would require us to pay for them to assume the obligation for miles expected to be redeemed under the SkyMiles Program. This estimated price was determined based on the weighted average equivalent ticket value of a SkyMiles award redeemed for travel on Delta or a participating airline. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel. At April 30, 2007, we recorded deferred revenue equal to $0.0083 for each mile we estimate will ultimately be redeemed under the SkyMiles Program.

Upon emergence from bankruptcy, we changed our accounting policy to a deferred revenue model for all frequent flyer miles. We now account for all miles earned and sold as separate deliverables in a multiple element revenue arrangement as prescribed by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on the low end of the range of the prices at which we sell mileage credits to other airlines, which price is currently $0.0054 per mile and will be re-evaluated annually. Under the residual method, the portion of the revenue from the sale of mileage credits that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided based on the weighted average price of all miles that have been deferred. The portion of the revenue received in excess of the fair value, the marketing premium, is recognized in income currently when the related services are provided and classified as other, net revenue.

For mileage credits which we estimate are not likely to be redeemed (“Breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. The estimate of Breakage is based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or our estimate of the fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years.

Prior to the adoption of fresh start reporting, we accounted for frequent flyer miles earned on Delta flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis. For SkyMiles accounts with sufficient mileage credits to qualify for a free travel award, we recorded a liability for the estimated incremental cost of flight awards that were earned and expected to be redeemed for travel on Delta or other airlines. Our incremental costs included (1) our system average cost per passenger for fuel, food and other direct passenger costs for awards to be redeemed on Delta and (2) contractual costs for awards to be redeemed on other airlines. We periodically recorded adjustments to this liability in other operating expense on our Consolidated Statements of Operations and other accrued liabilities on our Consolidated Balance Sheets based on awards earned, awards redeemed, changes in our estimated incremental costs and changes to the SkyMiles Program.

Regional Affiliates Revenue. As of December 31, 2007, we had contract carrier agreements with 10 regional air carriers (“Contract Carriers”), including our wholly owned subsidiary, Comair. These agreements are structured as either (1) capacity purchase agreements whereby we purchase all or a portion of the Contract

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carrier’s capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue and expenses related to our contract carrier agreements as regional affiliates passenger revenue and contract carrier arrangements expense, respectively. For additional information regarding our contract carrier agreements, see Note 8.

Cargo Revenue

Cargo revenue is recognized in our Consolidated Statements of Operations when we provide the transportation.

Other, net Revenue

Other, net revenue includes revenue from (1) the marketing premium component of the sale of mileage credits in our SkyMiles Program discussed above, (2) our sale of seats on other airlines’ flights under codeshare agreements and (3) other miscellaneous service revenue. Our revenue from other airlines’ sale of seats on our flights under codeshare agreements is recorded in passenger revenue on our Consolidated Statements of Operations.

Long-Lived Assets

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their respective estimated useful lives. Residual values for owned spare parts and simulators are generally 5% of cost except when guaranteed by a third party for a different amount. In connection with our adoption of fresh start reporting, we increased our residual values for flight equipment from 5% to 10% of cost. Additionally, we adjusted the net book values of property and equipment to their estimated fair values and adjusted the estimated useful lives of flight equipment. The estimated useful lives for major asset classifications are as follows:

Estimated Useful Life
Asset Classification	Successor	Predecessor
Flight equipment	21-30 years	25 years

Capitalized software(1)	5-7 years	5-7 years

Ground property and equipment	3-40 years	3-40 years

Leasehold improvements	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

Flight equipment under capital lease	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

(1)

We capitalize certain internal and external costs incurred to develop internal-use software. For the years ended December 31, 2007 and 2006, we recorded $101 million and $109 million, respectively, for amortization of internal-use software. The net book value of these assets totaled $246 million and $252 million at December 31, 2007 and 2006, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting. We recorded $12.3 billion of goodwill upon emergence from bankruptcy.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1 (see Note 5).

In evaluating our goodwill for impairment, we first compare our one reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) our market capitalization, (2) any premium to our market capitalization an investor would pay for a controlling interest (“Control Premium”), (3) the potential value of synergies and other benefits that could result from such interest, (4) market multiple and recent transaction values of peer companies and (5) projected discounted future cash flows, if reasonably estimable. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value.

Prior to adoption of fresh start reporting, we estimated the fair value of our reporting unit by considering (1) market multiple and recent transaction values of peer companies and (2) projected discounted future cash flows, if reasonably estimable. In applying the projected discounted future cash flow methodology, we (1) estimated the reporting unit’s future cash flows based on capacity, passenger yield, fuel costs, labor costs and other relevant factors and (2) discounted those cash flows based on the reporting unit’s weighted average cost of capital.

We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on recent market transactions where available or projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.

For both goodwill and indefinite-lived intangible assets, changes in assumptions or circumstances, including, but not limited to, (1) long-term negative trends in our market capitalization, (2) continued escalation of fuel prices,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) interruption to our operations due to employee strike, terrorist attack, etc. and/or (4) consolidation of competitors within the industry, which are not offset by other factors such as improved yield or an increase in Control Premiums, could result in an impairment in the year in which the change occurs and in future years.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. During the eight months ended December 31, 2007, we reduced goodwill by $223 million comprised of (1) $211 million associated with recognition of pre-emergence deferred tax assets and (2) $12 million of other income tax reserve adjustments.

Interest Expense

While operating as a debtor-in-possession, in accordance with SOP 90-7, we recorded interest expense only to the extent (1) interest would be paid during our Chapter 11 proceedings or (2) it was probable interest would be an allowed priority, secured or unsecured claim. Interest expense recorded on our Consolidated Statements of Operations totaled $390 million for the eight months ended December 31 2007, $262 million for the four months ended April 30, 2007 and $870 million and $1.0 billion for the years ended December 31, 2006 and 2005, respectively. Contractual interest expense (including interest expense that is associated with obligations classified as liabilities subject to compromise) totaled $366 million for the four months ended April 30, 2007 and $1.2 billion for each of the years ended December 31, 2006 and 2005.

Income Taxes

In accordance with SFAS 109, we account for deferred income taxes under the liability method. Under this method, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes on our Consolidated Balance Sheets (see Note 9).

Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that various taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance, or the rendering of a court decision affecting a particular issue. We would adjust the income tax provision in the period in which the facts that give rise to the revision become known. In the event that the adjustment pertains to a pre-emergence tax position, we would adjust goodwill followed by other indefinite-lived intangible assets until the net carrying value of these assets is zero. Beginning January 1, 2009, any adjustments to pre-emergence tax positions will be made through the income tax provision pursuant to SFAS 141R.

Investments in Debt and Equity Securities

We record our investments classified as available-for-sale securities at fair value in other noncurrent assets on our Consolidated Balance Sheets. Any change in the fair value of these securities is recorded in accumulated other comprehensive income (loss). We record our investments classified as trading securities, primarily comprised of insured auction rate securities, at fair value in current assets on our Consolidated Balance Sheets and recognize changes in the fair value of these securities in other (expense) income on our Consolidated Statements of Operations. At December 31, 2007, we had $107 million of insured auction rate securities recorded

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at fair value. Fair value was determined using a discounted cash flow model. This valuation technique considers the creditworthiness of the underlying debt issuer and insurance protection of the principal and interest. Depending on future market conditions, our insured auction rate securities may result in future fair value adjustments.

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

Maintenance Costs

We record maintenance costs in aircraft maintenance materials and outside repairs on our Consolidated Statements of Operations as they are incurred.

Inventories

Inventories of expendable parts related to flight equipment are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence is provided over the remaining useful life of the related fleet for spare parts expected to be available at the date aircraft are retired from service. We also provide allowances for parts currently identified as excess or obsolete to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 5% of the original cost. In connection with our adoption of fresh start reporting upon emergence from bankruptcy, we recorded our expendable parts inventories at fair value.

Advertising Costs

We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $121 million for the eight months ended December 31, 2007, $51 million for the four months ended April 30, 2007 and $150 million and $164 million for the years ended December 31, 2006 and 2005, respectively.

Commissions

We record passenger commissions in prepaid expenses and other on our Consolidated Balance Sheets when the related passenger tickets are sold. Passenger commissions are recognized in operating expense on our Consolidated Statements of Operations when the related revenue is recognized.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). This standard requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee is required to provide service in exchange for the awards (usually the vesting period of the awards). Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognized no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant.

SFAS 123R is effective for any stock options granted after December 31, 2005. For stock options granted prior to January 1, 2006, but for which vesting was not complete on that date, we applied the modified prospective transition method in accordance with SFAS 123R. Under this method, we accounted for such awards on a prospective basis, with expense being recognized in our Consolidated Statement of Operations beginning in 2006 using the grant-date fair values previously calculated for our pro forma disclosures. Due to the application of the modified prospective transition method, comparable prior periods have not been retroactively adjusted to include share-based compensation.

Fair Value of Financial Instruments

We record our cash equivalents and short-term investments at cost, which we believe approximates fair value due to their short-term maturities. The estimated fair values of other financial instruments, including debt and derivative instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analyses and a Black-Scholes model.

Accounting Adjustments

During 2006, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Consolidated Financial Statements that are reflected in our results for the year ended December 31, 2006. These adjustments resulted in an aggregate net non-cash charge approximating $310 million to our Consolidated Statement of Operations, consisting of:

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

•

A $108 million net charge related to the sale of mileage credits under our SkyMiles Program. This includes an $83 million decrease in passenger revenue, a $106 million decrease in other, net revenue, and an $81 million decrease in other operating expense. This net charge primarily resulted from the reconsideration of our position with respect to the timing of recognizing revenue associated with the sale of mileage credits that we expect will never be redeemed for travel.

•

A $90 million charge in salaries and related costs to adjust our accrual for postemployment healthcare benefits. This adjustment is due to healthcare payments applied to this accrual over several years, which should have been expensed as incurred.

We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for the years ended December 31, 2006 and 2005. In making this assessment, we considered qualitative and quantitative factors, including our substantial net loss in these years, the non-cash nature of the Accounting Adjustments, our substantial shareowners’ deficit at the end of these years and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code during these years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Upon emergence and as a result of the adoption of fresh start reporting, we changed the classification of certain items on our Consolidated Statements of Operations. We also reclassified prior period amounts to conform to current period presentations. These changes have no impact on operating or net income in any period prior or subsequent to our emergence from bankruptcy. These reclassifications are as follows for the years ended December 31, 2006 and 2005:

•

In-sourcing revenue. We reclassified $310 million and $240 million, respectively, associated with revenue for our maintenance in-sourcing business to other, net revenue, and reclassified the related costs to (1) salaries and related costs, (2) aircraft maintenance materials and outside repairs and (3) other operating expense. Previously, these revenues and expenses were reflected on a net basis in other operating expense.

•

Delta Global Services, LLC (“DGS”). We reclassified $174 million and $168 million, respectively, associated with salaries for employees at our wholly owned subsidiary, DGS, to salaries and related costs. DGS provides staffing services to both internal and external customers. Previously, these costs were recorded in contracted services.

•	Fuel taxes. We reclassified $114 million and $195 million, respectively, to aircraft fuel expense. Previously, fuel taxes were recorded in other operating expense.

•

Crown Room Club. We reclassified $51 million and $49 million, respectively, associated with the expense of our Crown Room Club operations to several operating expense line items, primarily salaries and related costs and contracted services. Our Crown Room Club provides amenities to members when traveling. Previously, these expenses were recorded net in other, net revenue.

•

Arrangements with Other Airlines. We reclassified to passenger revenue $133 million and $32 million, respectively, of revenue associated with (1) SkyMiles earned or redeemed on other airlines and (2) frequent flyer miles of other airlines earned or redeemed on Delta. Previously, these amounts were reflected in other, net revenue.

Note 3. Fair Value Measurements

As described in Note 2, we adopted SFAS 157 upon emerging from bankruptcy. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost).

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Successor	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
(in millions)	December 31, 2007
Short-term investments	$138	$31	$—	$107	(a)(c)
Fuel hedging derivatives	53	—	53	—	(a)

Based on market conditions, we changed our valuation technique for our insured auction rate securities to an income approach using a discounted cash flow model. Accordingly, our short-term investments, comprised of these securities, changed from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy since initial valuation at May 1, 2007.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

(in millions)	Short-term Investments
Balance at May 1, 2007 (Successor)	$—
Transfers to Level 3	110
Impairment included in earnings	(3)

Balance at December 31, 2007 (Successor)	$107

Realized losses included in earnings for the period are reported in other (expense) income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	Successor	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Valuation Technique
(in millions)	May 1, 2007
Expendable parts and supplies inventories	$241	$241	$—	(a)(b)
Prepaid expense and other	343	343	—	(a)(b)(c)
Net flight equipment and net flight equipment under capital lease	9,833	9,833	—	(a)(b)
Other property and equipment	1,713	1,713	—	(a)(b)
Definite-lived intangible assets(2)	956	—	956	(c)
Other noncurrent assets	856	856	—	(a)(b)(c)
Debt and obligations under capital lease	6,899	6,899	—	(a)(c)
SkyMiles deferred revenue(3)	3,474	—	3,474	(a)
Accounts payable and other noncurrent liabilities	405	405	—	(a)(c)

(1)

These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenue, expense and airline market conditions. These cash flows were discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Intangible assets are identified by asset type in Note 5.
(3)

The fair value of our SkyMiles frequent flyer award liability was determined based on the estimated price that third parties would require us to pay for them to assume the obligation for miles expected to be redeemed under the SkyMiles Program. This estimated price was determined based on our weighted average equivalent ticket value of a SkyMiles award which is redeemed for travel on Delta or a participating airline. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.

	Successor	Significant Unobservable Inputs (Level 3)	Valuation Technique
(in millions)	December 31, 2007
Indefinite-lived intangible assets(1)	$1,997	$1,997	(a)(c)
Goodwill(2)	12,104	12,104	(a)(c)

(1)

We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, or projected discounted future cash flows. For additional information regarding impairment, see Note 2.

(2)

In evaluating our goodwill for impairment, we first compare our one reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) our market capitalization, (2) any premium to our market capitalization an investor would pay for a controlling interest, (3) the potential value of synergies and other benefits that could result from such interest, (4) market multiple and recent transaction values of peer companies and (5) projected discounted future cash flows, if reasonably estimable.

Note 4. Risk Management and Financial Instruments

Fuel Price Risk

Our results of operations may be materially impacted by changes in the price of aircraft fuel. To manage this risk, we periodically enter into derivative contracts comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements. As of December 31, 2007, our open fuel hedge contracts had an estimated fair value gain of $53 million, which we recorded in prepaid expenses and other on our Consolidated Balance Sheet.

As of January 31, 2008, we have hedged a portion of our projected fuel requirements, including those of our contract carriers under capacity purchase agreements, for the three years ending December 31, 2010, using crude oil and heating oil call option and swap contracts as follows:

	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at January 31, 2008 (in millions)(1)
2008
Heating oil
Call options	$2.43	22%	$91
Swaps	$2.44	2	2

Total		24%	$93

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at January 31, 2008 (in millions)(1)
2009
Crude oil
Call options	$2.05	9%	$61

Total		9%	$61

2010
Crude oil
Call options	$2.04	2%	$16

Total		2%	$16

(1)	Contract fair value includes the cost of premiums paid.

Prior to the adoption of fresh start reporting, we had recorded as a component of shareowners’ deficit a $46 million unrealized gain related to our fuel hedging program. This gain would have been recognized as an offset to aircraft fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, our accumulated shareowners’ deficit and accumulated other comprehensive loss were reset to zero. Accordingly, fresh start reporting adjustments eliminated the unrealized gain and increased aircraft fuel expense by $46 million for the eight months ended December 31, 2007.

Gains (losses) recorded on our Consolidated Statements of Operations for the eight months ended December 31, 2007, the four months ended April 30, 2007 and for the years ended December 31, 2006 and 2005 related to our fuel hedge contracts are as follows:

	Aircraft Fuel and Related Taxes				Other Income (Expense)
	Successor	Predecessor			Successor	Predecessor
	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,		Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,

(in millions)			2006	2005			2006	2005
Open fuel hedge contracts	$—	$—	$—	$—	$(21)	$15	$(5)	$—
Settled fuel hedge contracts	59	(8)	(108)	—	8	(1)	(32)	—

Total	$59	$(8)	$(108)	$—	$(13)	$14	$(37)	$—

Interest Rate Risk

Our exposure to market risk from volatility in interest rates is associated with our cash portfolio, workers’ compensation obligations, pension, postemployment and postretirement benefits and long-term debt obligations.

Market risk associated with our cash portfolio relates to the potential change in interest income from a decrease in interest rates. Workers’ compensation obligation risk relates to the potential changes in our future obligations and expenses from a change in interest rates used to discount these obligations. Pension, postemployment and postretirement benefits risk relates to the potential changes in our benefit obligations, funding and expenses from a change in interest rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our fixed and variable rate debt and the fair value of our debt at December 31, 2007 and 2006:

	Successor	Predecessor
(in millions)	December 31, 2007	December 31, 2006(1)
Variable rate debt	$3,820	$5,580
Fixed rate debt	4,481	7,053
Plus: unamortized premium, net	155	—

Total	$8,456	$12,633

Fair value(2)	$8,148	$11,476

(1)	In accordance with SOP 90-7, substantially all of our unsecured debt and certain of our undersecured debt had been classified as liabilities subject to compromise at December 31, 2006.
(2)	The aggregate fair value of our secured and unsecured debt was based primarily on reported market values and recently completed market transactions.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange risk because we have revenue and expense denominated in foreign currencies, primarily the euro, the British pound, and the Canadian dollar. To manage exchange rate risk, we attempt to execute both our international revenue and expense transactions in the same foreign currency, to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts. We did not have any foreign currency hedge contracts at December 31, 2007 and 2006.

Credit Risk

To manage credit risk associated with our aircraft fuel price hedging program, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of this program and our relative market position with each counterparty. The credit exposure related to this program was not significant at December 31, 2007 and 2006.

Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services. The majority of these sales are processed through major credit card companies, resulting in accounts receivable that may be subject to certain holdbacks by the credit card processors. We also have receivables from the sale of mileage credits under our SkyMiles Program to participating airlines and non-airline businesses such as credit card companies, hotels and car rental agencies. We believe that the credit risk associated with these receivables is minimal and that the allowance for uncollectible accounts that we have provided is appropriate.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Goodwill and Other Intangible Assets

The following tables present information about our intangible assets, including goodwill, at December 31, 2007 and 2006:

Indefinite-Lived Intangible Assets

	Successor	Predecessor
	December 31, 2007	December 31, 2006
(in millions)	Gross Carrying Amount	Gross Carrying Amount
Goodwill	$12,104	$227
Trade name	880	1
Takeoff and arrival slots	635	71
SkyTeam alliance	480	—
Other	2	—

Total	$14,101	$299

At October 1, 2007 and December 31, 2006, we performed the required annual impairment test of our goodwill and indefinite-lived intangible assets. These tests resulted in no impairment. For additional information about our accounting policy for goodwill and other intangible assets, see Note 2.

Definite-Lived Intangible Assets

	Successor			Predecessor
	December 31, 2007			December 31, 2006
(in millions)	Estimated Life in Year(s)	Gross Carrying Amount	Accumulated Amortization	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization
Marketing agreements	4	$710	$(129)	—	$—	$—
Contracts	17 to 34	205	(10)	—	—	—
Customer relationships	4	40	(7)	—	—	—
Operating rights	—	—	—	9 to 19	121	(104)
Other	1	1	(1)	3 to 5	3	(3)

Total		$956	$(147)		$124	$(107)

Total amortization expense recognized for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005 was $147 million, $1 million, $1 million and $5 million, respectively. The following table summarizes the expected amortization expense for our definite-lived intangible assets:

Years Ending December 31,
(in millions)
2008	$217
2009	217
2010	217
2011	18
2012	12
After 2012	128

Total	$809

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Debt

The following table summarizes our debt at December 31, 2007 and 2006:

	Successor	Predecessor
(in millions)	December 31, 2007	December 31, 2006

Senior Secured(1)
Senior Secured Exit Financing Facility(2)
6.83% First-Lien Synthetic Revolving Facility due April 30, 2012	$567	$—
8.08% Second-Lien Term Loan due April 30, 2014	896	—

	1,463	—

Secured Super-Priority Debtor-in-Possession Credit Agreement(2)
8.12% GE DIP Credit Facility Term Loan A due March 16, 2008	—	600
10.12% GE DIP Credit Facility Term Loan B due March 16, 2008	—	700
12.87% GE DIP Credit Facility Term Loan C due March 16, 2008	—	600

	—	1,900

Other senior secured debt(2)
14.11% Amex Facility Note due in installments during 2007	—	176

	—	176

Secured(1)
Series 2000-1 Enhanced Equipment Trust Certificates (“EETC”)
7.38% Class A-1 due in installments from 2008 to May 18, 2010	96	136
7.57% Class A-2 due November 18, 2010	738	738
7.92% Class B due November 18, 2010	182	182

	1,016	1,056

Series 2001-1 EETC
6.62% Class A-1 due in installments from 2008 to March 18, 2011	127	130
7.11% Class A-2 due September 18, 2011	571	571
7.71% Class B due September 18, 2011	207	207

	905	908

Series 2001-2 EETC(3)
7.35% Class A due in installments from 2008 to December 18, 2011	—	313
8.55% Class B due in installments from 2008 to December 18, 2011	—	145
9.90% Class C due in installments from 2008 to December 18, 2011	—	64

	—	522

Series 2002-1 EETC
6.72% Class G-1 due in installments from 2008 to January 2, 2023	421	454
6.42% Class G-2 due July 2, 2012	370	370
7.78% Class C due in installments from 2008 to January 2, 2012	94	111

	885	935

Series 2003-1 EETC(2)
5.83% Class G due January 25, 2008	265	291
9.11% Class C due January 25, 2008	135	135

	400	426

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor	Predecessor
(in millions)	December 31, 2007	December 31, 2006

Series 2007-1 EETC(3)
6.82% Class A due in installments from 2008 to August 10, 2022	924	—
8.02% Class B due in installments from 2008 to August 10, 2022	265	—
8.95% Class C due in installments from 2008 to August 10, 2014	220	—

	1,409

General Electric Capital Corporation(“GECC”)(2)(4)
9.74% Notes due in installments from 2008 to July 7, 2011 (“Spare Engines Loan”)	137	168
9.86% Notes due in installments from 2008 to July 7, 2011 (“Aircraft Loan”)(3)	—	119
6.98% Notes due in installments from 2008 to September 27, 2014 (“Spare Parts Loan”)	405	271

	542	558

Other secured debt(2)
8.33% Senior Secured Notes due in installments from 2008 to September 29, 2012	162	189
5.00% to 7.19% Other secured financings due in installments from 2008 to December 6, 2022(5)(6)(8)	1,253	1,354

Total senior secured and secured debt	$8,035	$8,024

Unsecured(5)(6)
Massachusetts Port Authority Special Facilities Revenue Bonds
5.0-5.5% Series 2001A due in installments from 2012 to January 1, 2027	$—	$338
4.25% Series 2001B due in installments from 2027 to January 1, 2031(2)	—	80
4.3% Series 2001C due in installments from 2027 to January 1, 2031(2)	—	80
8.75% Boston Terminal A due in installments from 2008 to June 1, 2016	214	—
Development Authority of Clayton County, loan agreement(3)
3.92% Series 2000A due June 1, 2029	—	65
4.00% Series 2000B due May 1, 2035	—	110
4.00% Series 2000C due May 1, 2035	—	120
Other unsecured debt
7.7% Notes due December 15, 2005(2)	—	122
7.9% Notes due December 15, 2009(2)	—	499
9.75% Debentures due May 15, 2021(2)	—	106
8.3% Notes due December 15, 2029(2)	—	925
8.125% Notes due July 1, 2039(2)	—	538
10.0% Senior Notes due August 15, 2008(2)	—	248
8.0% Convertible Senior Notes due June 3, 2023(2)	—	350
2 7/8% Convertible Senior Notes due February 18, 2024(2)	—	325
3.01% to 8.00% Other unsecured debt due in installments from 2008 to December 1, 2030	52	703

Total unsecured debt	266	4,609

Total secured and unsecured debt, including liabilities subject to compromise	8,301	12,633

Plus: unamortized premiums, net(7)	155	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor	Predecessor
(in millions)	December 31, 2007	December 31, 2006

Total secured and unsecured debt, including liabilities subject to compromise	8,456	12,633

Less: debt classified as liabilities subject to compromise(5)(6)	—	(4,945)

Total debt	8,456	7,688

Less: current maturities	(929)	(1,466)

Total long-term debt	$7,527	$6,222

(1)

Our senior secured debt and secured debt are collateralized by first liens, and in many cases second and junior liens, on substantially all of our assets, including, but not limited to, accounts receivable, owned aircraft, certain spare engines, certain spare parts, certain flight simulators, ground equipment, landing slots, international routes, equity interests in certain of our domestic subsidiaries, intellectual property and real property.

(2)

Our variable interest rate long-term debt is shown using interest rates, which represent LIBOR or Commercial Paper plus a specified margin, as provided for in the related agreements. The rates shown were in effect at December 31, 2007, if applicable. For our long-term debt discharged as part of our emergence from bankruptcy, the rates shown were in effect at December 31, 2006.

(3)

In October 2007, we completed the sale of $1.4 billion of Pass Through Certificates, Series 2007-1 (the “2007-1 Certificates”). The proceeds from this offering were primarily used to prepay certain existing aircraft-secured and related financings, including these debt instruments. The rates shown for these prepaid debt instruments were in effect at September 30, 2007.

(4)	For additional information about this debt, as amended, see “GECC Agreements” below.
(5)

In accordance with SOP 90-7, substantially all of our unsecured debt had been classified as liabilities subject to compromise at December 31, 2006. Additionally, certain of our undersecured debt had been classified as liabilities subject to compromise at December 31, 2006.

(6)

Certain of our secured and undersecured debt, which was classified as liabilities subject to compromise at December 31, 2006, has been reclassified to long-term debt or converted to operating leases as of our emergence from bankruptcy.

(7)	In connection with our adoption of fresh start reporting upon our emergence from bankruptcy, we recorded certain of our long-term debt at fair value.
(8)

In September 2007, our wholly owned subsidiary, Comair, entered into a long-term debt agreement to borrow up to $290 million to finance the acquisition of 14 CRJ-900 aircraft. We have provided a guarantee to the lender covering payment on behalf of Comair in the event of default. Our obligations under this debt agreement are secured by the underlying aircraft. As of December 31, 2007, $160 million of borrowings were outstanding with respect to the delivery of eight aircraft.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Maturities

The following table summarizes scheduled maturities of our debt, including current maturities, at December 31, 2007:

Years Ending December 31,	Principal Amount
(in millions)
2008	$929
2009	526
2010	1,383
2011	1,211
2012	1,290
After 2012	3,117

Total	$8,456

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

Our obligations under the Exit Facilities are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The Exit Facilities and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets that previously secured DIP Facility on a first priority basis (the “Collateral”). The First-Lien Facilities are secured by a first priority security interest in the Collateral. The Second-Lien Facility is secured by a second priority security interest in the Collateral.

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

The Exit Facilities include affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional secured indebtedness, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material adverse impact on our operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2007-1 EETC

In October 2007, we completed the sale of $1.4 billion of the 2007-1 Certificates. The 2007-1 Certificates were issued in three classes, comprised of $924 million of Class A Certificates with an interest rate of 6.82% per annum, $265 million of Class B Certificates with an interest rate of 8.02% per annum and $220 million of Class C Certificates with an interest rate of 8.95% per annum. Each class of the 2007-1 Certificates was issued by a different pass through trust.

The proceeds from the sale of the 2007-1 Certificates were used to acquire equipment notes (the “Equipment Notes”) from us in an aggregate principal amount of $1.4 billion. The Equipment Notes are secured by 36 Boeing aircraft delivered to us from 1998 to 2002. The aircraft previously secured certain other financings described below. The Equipment Notes were issued in three series, bearing interest and in principal amounts corresponding to the respective class of 2007-1 Certificates.

Interest on the Equipment Notes is payable semiannually on each February 10 and August 10, beginning on February 10, 2008. The principal payments on the Equipment Notes are scheduled on February 10 and August 10 in certain years, beginning on February 10, 2008. The final payments will be due on August 10, 2022, in the case of the Series A and Series B Equipment Notes, and August 10, 2014, in the case of the Series C Equipment Notes. The Equipment Notes issued with respect to each aircraft are secured by a lien on such aircraft and also are cross-collateralized by the other aircraft. Payments on the Equipment Notes held in each pass-through trust will be passed through to the certificate holders of such trust.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the proceeds from the issuance of the Equipment Notes for the prepayment or repurchase of $961 million of existing financings, which were collectively secured by the 36 aircraft, and for general corporate purposes. The existing financings that were prepaid or repurchased include (1) our Series 2001-2 EETC, (2) the Aircraft Loan (as defined in the table above in this Note) and (3) bond issues that were backed by a letter of credit facility provided by GECC pursuant to a reimbursement agreement between us and GECC.

The 2007-1 Certificates were sold in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Pursuant to a registration rights agreement, which we entered into upon the issuance of the 2007-1 Certificates, we expect to file an exchange offer registration statement or, under specific circumstances, a shelf registration statement with respect to the 2007-1 Certificates.

Pre-Delivery Deposits Financing

On December 19, 2007, we entered into a Loan and Security Agreement (the “PDP Financing Facility”) to borrow up to $233 million to finance certain pre-delivery payments (“PDP’s”) payable by us to The Boeing Company (“Boeing”) with respect to future deliveries of 10 B-737-700 aircraft and eight B-777-200LR aircraft (collectively, the “PDP Aircraft”). As of December 31, 2007, $156 million of borrowings were outstanding under this facility.

The PDP Financing Facility consists of 18 separate loans, one loan for each PDP Aircraft. The separate loan for each PDP Aircraft matures upon the delivery of that aircraft to us by Boeing. Therefore, the loans under the PDP Financing Facility will have various maturity dates, beginning in February 2008 through August 2009.

Our obligations under the PDP Financing Facility are secured primarily by a first priority lien on our rights and interests under the purchase agreements between us and Boeing for the purchase of the PDP Aircraft. Our obligations are also secured by a first priority lien on certain deposits, equipment and other personal property that are directly attributable to the PDP Aircraft and corresponding purchase agreements.

The PDP Financing Facility contains affirmative and negative covenants and events of default that are typical in the industry for similar financings. The PDP Financing Facility does not contain any financial covenants.

GECC Agreements

As of December 31, 2007, we have two outstanding financing arrangements with GECC as referenced in the table above in this Note and referred to as the Spare Engines Loan and the Spare Parts Loan. As described above, in 2007, we prepaid an additional financing arrangement with GECC referred to as the Aircraft Loan with the proceeds from the issuance of the 2007-1 Certificates. In addition, we terminated a reimbursement agreement with GECC under which letters of credit were issued to support certain special facility bonds.

The Spare Engines Loan is secured by 93 spare Mainline aircraft engines (“Engine Collateral”) and a portion of the Mainline aircraft spare parts that we own (“Spare Parts Collateral”). The Spare Engines Loan is not repayable at our election prior to maturity.

During 2007, we amended the Spare Parts Loan to, among other things, increase the outstanding principal amount and reduce the interest rate. The Spare Parts Loan is secured by the Spare Parts Collateral and the Engine Collateral.

The Engine Collateral and Spare Parts Collateral also secure leases for up to 22 CRJ-200 aircraft and, on a subordinated basis, certain other existing debt and aircraft lease obligations to GECC and its affiliates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Boston Airport Terminal Project

During 2001, we entered into lease and financing agreements with Massport for the redevelopment and expansion of Terminal A at Boston’s Logan International Airport. The construction of the new terminal was funded with $498 million in proceeds from Special Facilities Revenue Bonds issued by Massport in 2001. We agreed to pay the debt service on the bonds under an agreement with Massport and issued a guarantee to the bond trustee covering the payment of the debt service.

As part of our Chapter 11 proceedings, we entered into a settlement agreement with Massport, the bond trustee and the bond insurer providing, among other things, for a reduction in our leasehold premises, the ability to return some additional space in 2007 and 2011, the reduction of our lease term to 10 years and the elimination of the guarantee of debt service. During 2007, we exercised our option to return certain space. On February 14, 2007, the Bankruptcy Court approved a consent motion authorizing the settlement agreement, the assumption of the amended lease and the restructuring of related agreements.

Due to the settlement with Massport, we derecognized $498 million of debt associated with the Special Facility Revenue Bonds offset in part primarily by (1) $155 million in asset charges related to a reduction in space and (2) $134 million associated with the recording of new debt. As a result, we recorded a net reorganization gain of $126 million for the four months ended April 30, 2007.

In connection with our adoption of fresh start reporting, the remaining Massport assets and debt were revalued at estimated fair value, resulting in (1) a $70 million increase in the fair value of the debt and (2) a $41 million reduction in the fair value of the assets.

Other

Our financing agreements contain certain affirmative, negative and financial covenants. In addition, as is customary in the airline industry, our aircraft lease and financing agreements require that we maintain certain levels of insurance coverage, including war-risk insurance. Failure to maintain these coverages may result in an interruption to our operations. For additional information about our war-risk insurance currently provided by the U.S. Government, see Note 8.

We were in compliance with these covenant requirements at December 31, 2007.

Note 7. Lease Obligations

We lease aircraft, airport terminals and maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $470 million for the eight months ended December 31, 2007, $261 million for the four months ended April 30, 2007 and $961 million and $1.1 billion for the years ended December 31, 2006 and 2005, respectively. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Our interest in assets acquired under capital leases is recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Our leases do not include residual value guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize, as of December 31, 2007, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft under contract carrier agreements) with initial terms in excess of one year:

Capital Leases

Years Ending December 31,
(in millions)
2008	$128
2009	125
2010	125
2011	118
2012	84
After 2012	112

Total minimum lease payments	692
Less: amount of lease payments representing interest	(148)

Present value of future minimum capital lease payments	544
Less: current obligations under capital leases	(85)

Long-term capital lease obligations	$459

Operating Leases

Years Ending December 31,	Delta Lease Payments	Contract Carrier Agreements Lease Payments	Total
(in millions)
2008	$755	$476	$1,231
2009	609	453	1,062
2010	548	421	969
2011	417	407	824
2012	358	400	758
After 2012	1,477	2,377	3,854

Total minimum lease payments	$4,164	$4,534	$8,698

At December 31, 2007, we operated 137 aircraft under operating leases and 82 aircraft under capital leases. These leases have remaining terms ranging from 10 months to nine years. During the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005, we recorded estimated claims relating to the restructuring of the financing arrangements for many of our aircraft and the rejection of certain of our leases. For additional information regarding these claims, see Note 1.

Note 8. Purchase Commitments and Contingencies

Aircraft Order Commitments

Future commitments for aircraft on firm order as of December 31, 2007 are $3.3 billion. The following table shows the timing of these commitments:

Years Ending December 31,
(in millions)
2008	$1,295
2009	1,248
2010	712

Total	$3,255

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our aircraft order commitments as of December 31, 2007 consist of firm orders to purchase eight B-777-200LR aircraft, 10 B-737-700 aircraft, 40 B-737-800 aircraft and 18 CRJ-900 aircraft as discussed below. Our firm orders to purchase 40 B-737-800 aircraft include 38 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. These sales will reduce our future commitments by approximately $1.6 billion during the period from 2008 through 2010.

During 2007, we entered into agreements with Bombardier Inc. (“Bombardier”) to purchase 44 CRJ-900 aircraft for delivery between August 2007 and February 2010. These aircraft will be delivered in two-class, 76 seat configuration. We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for these orders. We expect these CRJ-900 aircraft will be operated by regional air carriers under our contract carrier agreements. Our agreements with Bombardier permit us to assign to other carriers our CRJ-900 aircraft orders and related support provisions. In April 2007, we assigned to a regional air carrier our orders to purchase 16 CRJ-900 aircraft. The remaining CRJ-900 aircraft are scheduled for delivery between August 2007 and May 2009. As of December 31, 2007, we had accepted delivery of 10 aircraft.

The above table does not include any commitments by us for the CRJ-900 Assigned Aircraft because the regional air carrier is required to purchase and make the related payments for those aircraft. While we would be required to purchase the CRJ-900 Assigned Aircraft in the event of a default by the regional air carrier of its purchase obligation, we currently believe such an event is not likely.

At December 31, 2007, we had (1) agreements to lease an additional three B-757-200ER aircraft and (2) a letter of intent to lease one additional B-757-200ER aircraft, which we entered into a final agreement in January 2008. We accepted delivery of two aircraft in January 2008, and expect to receive the remaining two aircraft in the March 2008 quarter.

Contract Carrier Agreements

Delta Connection Carriers

As of December 31, 2007, we had contract carrier agreements with 10 regional air carriers, including our wholly owned subsidiary, Comair. As discussed below, one carrier ceased operations in January 2008.

Capacity Purchase Agreements. During the eight months ended December 31, 2007 and the four months ended April 30, 2007, seven regional air carriers operated for us (in addition to Comair) pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. We have entered into more than one capacity purchase agreement with three of these carriers. For the years ending 2008, 2009, 2010, 2011, 2012 and thereafter, we have Contract Carrier obligations of $2.4 billion, $2.5 billion, $2.6 billion, $2.6 billion, $2.5 billion and $14.0 billion, respectively. These amounts represent our minimum fixed obligation under our Contract Carrier agreements with Atlantic Southeast Airlines, Inc. (“ASA”), Chautauqua, ExpressJet Airlines, Inc. (“ExpressJet”), Freedom, Pinnacle Airlines, Inc. (“Pinnacle”), Shuttle America, and SkyWest Airlines, Inc. (“SkyWest Airlines”) (excluding contract carrier lease payments accounted for as operating leases, which are described in Note 7).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows by carrier and contract (1) the number of aircraft in Delta Connection operation as of December 31, 2007, (2) the number of aircraft scheduled to be in Delta Connection operation as of December 31, 2008, (3) the number of aircraft scheduled to be in Delta Connection operation immediately prior to the expiration date of the agreement and (4) the expiration date of the agreement:

Carrier(1)	Number of Aircraft in Operation as of December 31, 2007	Number of Aircraft Scheduled to be in Operation as of December 31, 2008	Number of Aircraft Scheduled to be in Operation Immediately Prior to the Expiration of the Agreement	Expiration Date of Agreement
ASA	153	141	141	2020
SkyWest Airlines	82	77	82	2020
ASA/SkyWest Airlines(1)	10	12	12	2012
Chautauqua	39	33	24	2016
Freedom (ERJ-145 aircraft)(2)	36	28	22	2012
Freedom (CRJ-900 aircraft)(2)	2	12	14	2017
Shuttle America	16	16	16	2019
ExpressJet	10	10	10	2009
Pinnacle	1	14	16	2017

Total	349	343	337

The table above was not subject to the audit procedures of our Independent Registered Public Accounting Firm.

(1)

We have an agreement with ASA, SkyWest Airlines and SkyWest, Inc. (“SkyWest”), the parent company of ASA and SkyWest Airlines, under which the parties collectively determine whether the aircraft are operated by ASA or SkyWest Airlines.

(2)	We have separate agreements with Freedom that involve different aircraft types, expiration dates and terms.

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under capacity purchase agreements with the following seven unaffiliated Contract Carriers for the years ended December 31, 2007, 2006 and 2005:

•	SkyWest Airlines and Chautauqua for all periods presented;

•	Shuttle America for the years ended December 31, 2007 and 2006 and from September 1 through December 31, 2005;

•	ASA for the years ended December 31, 2007 and 2006 and from September 8 through December 31, 2005. On September 7, 2005, we sold ASA to SkyWest;

•	Freedom for the years ended December 31, 2007 and 2006 and from October 1 to December 31, 2005;

•	ExpressJet from June 1, 2007 to December 31, 2007; and

•	Pinnacle from December 1, 2007 to December 31, 2007.

(in millions, except for number of aircraft operated)	2007	2006	2005
ASMs	17,881	15,390	8,275
RPMs	14,005	11,931	5,961
Number of aircraft operated, end of period	349	324	265

The table above was not subject to the audit procedures of our Independent Registered Public Accounting Firm.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Proration Agreements. As of December 31, 2007, we had revenue proration agreements with American Eagle Airlines, Inc., Big Sky Airlines (“Big Sky”) and ExpressJet. In addition, a portion of our contract carrier agreement with SkyWest Airlines is structured as a revenue proration agreement. These agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. Effective January 7, 2008, Big Sky ceased operations.

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

We estimate that the total fair values, determined as of December 31, 2007, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $480 million and $370 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $56 million and $34 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 44 passengers. A number of lawsuits also name Delta as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of January 28, 2008, settlements have been reached with the families of 15 of the 47 passengers. All the passenger lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky and have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Cincinnati Airport Settlement Agreement, among other things:

•	provides for agreements under which we will continue to use certain facilities at the Cincinnati Airport at substantially reduced costs;

•	settles all disputes among us, the KCAB, the Bond Trustee and the former, present and future holders of the 1992 Bonds (the “1992 Bondholders”);

•	gives the Bond Trustee, on behalf of the 1992 Bondholders, a $260 million allowed general, unsecured claim in our bankruptcy proceedings; and

•	provides for our issuance of $66 million principal amount of senior unsecured notes to the Bond Trustee on behalf of the 1992 Bondholders.

On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small group of bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York. In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders have appealed to the U.S. Court of Appeals for the Second Circuit.

Credit Card Processing Agreements

Visa/MasterCard Processing Agreement

In June 2007, we entered into an amended and restated Visa/MasterCard credit card processing agreement (the “Amended Processing Agreement”) that, among other things, resulted in the release by the credit card processor (“Processor”) of the Reserve (defined below) under the agreement and extended the term of the agreement to October 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the amendment, the Processor withheld payment from our receivables and/or required a cash reserve of an amount (“Reserve”) equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard that had not yet been used for travel (the “Unflown Ticket Liability”). The Processing Agreement allowed us to substitute a letter of credit, which was issued by a third party, for a portion of the Reserve equal to the lesser of $300 million and 45% of the Unflown Ticket Liability.

Including the letter of credit, the Reserve, which adjusted daily, totaled approximately $1.1 billion prior to entering into the Amended Processing Agreement. In May 2007, Delta and the Processor entered into a letter agreement pursuant to which the Processor surrendered the letter of credit and correspondingly reduced the amount of the Reserve. Upon entering into the Amended Processing Agreement, the Processor returned to us the remaining $804 million Reserve.

The Amended Processing Agreement provides that no future Reserve is required except in certain circumstances, including events that in the reasonable determination of the Processor would have a material adverse effect on us.

Further, if either we or the Processor determines not to extend the term of the Amended Processing Agreement beyond October 31, 2008, then the Processor may maintain a Reserve, if we do not maintain a certain amount of cash, during the period of 90 days before the expiration date of the agreement. The Reserve would equal approximately 100% of the value of tickets for which we had received payment under the Amended Processing Agreement, but which have not been used for travel, unless we have unrestricted cash above a level specified in the Amended Processing Agreement. Such a Reserve would be released to us following termination of the Amended Processing Agreement as tickets are used for travel.

American Express

Our American Express credit card processing agreement, entered into in 2004 and amended in 2005, provides that American Express is permitted to withhold our receivables in certain circumstances. These circumstances include a material increase in the risk that we will be unable to meet our obligations under the agreement or our business undergoing a material adverse change. No amounts were withheld as of December 31, 2007 and 2006.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employees Under Collective Bargaining Agreements

At December 31, 2007, we had a total of 55,044 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions. In February 2008, the Association of Flight Attendants/Communication Workers of America filed an application for election with the National Mediation Board, asking it to conduct a representation election among Delta flight attendants. The timing and outcome of this matter cannot presently be determined.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2008. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Fuel Inventory Supply Agreement

In 2006, we entered into an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron became the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area. In accordance with this agreement, in September 2006, we sold to Aron, at then current market prices, (1) all jet fuel inventory that we were then holding in storage at facilities that support our operations at the airports in Atlanta and Cincinnati and (2) all jet fuel inventory that was in transit to these airports as well as to the three major New York City area airports. We received approximately $102 million from this sale. In addition, for the duration of the agreement, we (1) assigned to Aron certain existing supply agreements with our third party suppliers for jet fuel for these locations, (2) transferred to Aron the right to use our storage facilities in Atlanta and Cincinnati and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) transferred to Aron allocations in pipeline systems through which jet fuel is delivered to storage facilities for the Atlanta airport, the Cincinnati airport and the three major New York City area airports. The initial sale of our jet fuel inventory did not have a material impact on our Consolidated Statement of Operations.

In August 2007, we and Aron amended and restated the agreement effective as of September 15, 2007. As amended, the agreement with Aron is effective through September 30, 2008 and automatically renews for a one year term thereafter unless terminated by either party thirty days prior to September 30, 2008. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all jet fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all jet fuel inventory that is in transit to these airports as well as to the three major New York City area airports. Our cost to purchase such inventory may be material. At termination of the agreement, Aron will return to us our rights to use the storage facilities in Atlanta and Cincinnati and our allocations in pipeline systems.

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

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at December 31, 2007 and 2006:

	Successor	Predecessor
(in millions)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$3,461	$2,921
Additional minimum pension liability	—	615
Postretirement benefits	438	681
Other employee benefits	1,340	2,898
AMT credit carryforward	346	346
Deferred revenue	1,273	311
Rent expense	81	1,215
Reorganization items	988	—
Other temporary differences	473	287
Valuation allowance	(4,843)	(5,169)

Total deferred tax assets	$3,557	$4,105

Deferred tax liabilities:
Depreciation	$3,079	$3,870
Intangibles	1,049	(20)
Other	142	259

Total deferred tax liabilities	$4,270	$4,109

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the current and noncurrent deferred tax assets (liabilities), recorded on our Consolidated Balance Sheets at December 31, 2007 and 2006:

	Successor	Predecessor
(in millions)	2007	2006
Current deferred tax assets, net	$142	$402
Noncurrent deferred tax liabilities, net	(855)	(406)

Total deferred tax liabilities, net	$(713)	$(4)

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

At December 31, 2007, we had (1) $346 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) $9.1 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022.

As a result of our emergence, our NOL carryforwards were reduced by $2.1 billion due to discharge of indebtedness income. We realized a change of ownership for purposes of Section 382 of the Internal Revenue Code as a result of the issuance of new common stock upon our emergence from bankruptcy. We currently expect this change will not significantly limit our ability to utilize our NOLs in the carryforward period.

FIN 48

We adopted FIN 48 on January 1, 2007, at which time the total amount of unrecognized tax benefits on the Consolidated Balance Sheet was $217 million. This includes $86 million of tax benefits that, if recognized, would affect the effective tax rate.

The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 31, 2007 is $143 million. This includes $38 million of tax benefits that, if recognized subsequent to December 31, 2008, will affect the effective tax rate. If recognized before January 1, 2009, these benefits will, as a result of fresh start accounting, result in an adjustment to goodwill.

We accrue interest related to unrecognized tax benefits in interest expense and penalties in operating expense. As of January 1, 2007, we had accrued $65 million for the payment of interest and $5 million for the payment of penalties. At December 31, 2007, we have accrued $54 million for the payment of interest and $8 million for the payment of penalties. The impact related to interest and penalties on our Consolidated Statements of Operations for the eight months ended December 31, 2007 and the four months ended April 30, 2007 was not material.

We are currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years.

It is reasonably possible that during 2008 the settlement of bankruptcy claims will result in significant changes to the amount of unrecognized tax benefits on the Consolidated Balance Sheet. We cannot presently estimate the range of the reasonably possible outcomes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to the amount of unrecognized tax benefits for the four months ended April 30, 2007 and the eight months ended December 31, 2007:

(in millions)	2007

Unrecognized tax benefits at January 1, 2007 (Predecessor)	$217

Balance at April 30, 2007 (Predecessor)	217

Discharge upon emergence from bankruptcy	(17)

Balance at May 1, 2007 (Successor)	200

Gross increases—tax positions in prior period	25
Gross decreases—tax positions in prior period	(21)
Gross increases—tax positions in current period	48
Settlements	(109)

Unrecognized tax benefits at December 31, 2007 (Successor)	$143

Valuation Allowance

SFAS 109 requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, our industry’s historically cyclical periods of earnings and losses and potential, current and future tax planning strategies. We cannot presently determine when we will be able to generate sufficient taxable income to realize our deferred tax assets.

Upon emergence from bankruptcy, we recorded a valuation allowance of $4.8 billion on our Fresh Start Consolidated Balance Sheet. Prior to January 1, 2009, any reduction in the valuation allowance on our Fresh Start Consolidated Balance Sheet, as a result of the recognition of deferred tax assets, will be adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero. Beginning January 1, 2009, pursuant to SFAS 141R, any reduction in this valuation allowance will be reflected through the income tax provision.

Our income tax (provision) benefit for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005 consisted of:

(in millions)	Successor	Predecessor
	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
			2006	2005

Current tax benefit (provision)	$—	$—	$17	$(9)
Deferred tax (provision) benefit (exclusive of the other components listed below)	(211)	(505)	2,364	1,464
Decrease (increase) in valuation allowance	—	509	(1,616)	(1,414)

Income tax (provision) benefit	$(211)	$4	$765	$41

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005:

	Successor	Predecessor
	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
			2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%	(35.0)%
State taxes, net of federal income tax effect	3.7	3.6	(2.5)	(3.3)
(Decrease) increase in valuation allowance(1)	—	(39.3)	23.2	36.6
Other, net	1.5	0.4	3.3	0.6

Effective income tax rate	40.2%	(0.3)%	(11.0)%	(1.1)%

(1)	For the four months ended April 30, 2007, the decrease in the valuation allowance reflects fresh start adjustments.

For additional information about our accounting policy for income taxes, see Note 2.

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

During 2006, in connection with our bankruptcy proceedings, we restructured our retiree benefit programs as follows:

Termination of Pilot Plan and Corresponding Non-Qualified Plans. Effective September 2, 2006, we terminated the Pilot Plan in a distress termination, and also terminated the corresponding non-qualified pension plans for pilots. As a result of these terminations, we recorded settlement gains of $1.3 billion in reorganization items, net. The PBGC received a $2.2 billion allowed general, unsecured claim and retired pilots received $810 million in total claims (comprised of an $801 million allowed general, unsecured claim and $9 million administrative claim), in our Chapter 11 case due to the termination of the Pilot Plan and the non-qualified plans, respectively. The total of these two claims was recorded in reorganization items, net with a corresponding offset in liabilities subject to compromise.

Postretirement Healthcare Plans. We amended our postretirement healthcare plan for pilots (1) to increase healthcare premiums for pilots who retire after June 1, 2006 and their survivors prior to age 65 and (2) to provide that pilots who retire after June 1, 2006 are not eligible for subsidized post age 65 healthcare, although they may purchase such coverage at full cost.

We eliminated post age 65 coverage for all non-pilot retirees and increased current retirees’ (both pilot and non-pilot) share of healthcare costs. We agreed to provide a limited subsidy for certain retirees that can be applied to alternative coverage to be made available through the retiree committee appointed pursuant to Section 1114 of the Bankruptcy Code. Retired pilots may also apply their subsidy to the Delta Pilots Medical Plan rather than to the alternative coverage. Current pilot and non-pilot retirees received a $539 million allowed general, unsecured claim, which was recorded in reorganization items, net with a corresponding offset in liabilities subject to compromise. These amendments of our postretirement plans reduce participant benefits and are accounted for as a negative plan amendment, reducing the accumulated plan benefit obligation (“APBO”) for these plans by $859 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disability and Survivorship Plans. We amended the disability and survivorship plan for pilots (“Pilot D&S Plan”) to replace survivor benefits and basic life insurance coverage with limited term life insurance for pilots who retire on or after January 1, 2008. This amendment reduced the APBO for the Pilot D&S Plan by $65 million. We had previously amended the disability and survivorship plan for non-pilots to provide that survivor benefits will not be paid for such employees who either die while in active employment after July 1, 2010 or retire after such date.

Western Pilot Plan. We agreed to terminate in a standard termination the Western Airlines, Inc. Pilots Defined Benefit Pension Plan, which is a separate frozen qualified defined benefit plan for certain pilots formerly employed by Western Airlines.

During 2007, in connection with our bankruptcy proceedings, we restructured our retiree benefit programs as follows:

Non-Pilot Pension Plans. Effective April 1, 2007, we elected the alternative funding schedule under Section 402(a)(1) of the Pension Protection Act of 2006 with respect to the Non-Pilot Plan. We also rejected in bankruptcy our non-qualified pension plans for non-pilot employees. As a result, no further benefits will be paid from these non-qualified plans.

Claims associated with changes made in the Chapter 11 reorganization and obligations related to our defined benefit plans, other postretirement benefit plans, and certain postemployment benefits were classified as liabilities subject to compromise as of December 31, 2006, as these obligations were impacted by our Chapter 11 proceedings. For additional information, see “Liabilities Subject to Compromise” in Note 1.

Defined Benefit Pension and Other Postretirement and Postemployment Benefit Plans

Defined Benefit Pension Plan. We sponsor the Non-Pilot Plan, which provides a retirement benefit based on a combination of a final average earnings formula and a cash balance formula, subject to the terms of that plan. Effective December 31, 2005, future pay and service accruals under the Non-Pilot Plan were frozen. We estimate that the funding requirements under our Non-Pilot Plan will be approximately $100 million in 2008.

Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to substantially all Delta retirees and their eligible dependents who are under age 65. Benefits under these plans are funded from our current assets and are subject to co-payments, deductibles and other limits as described in the plans. As explained above, (1) non-pilot employees are not eligible for company provided post-retirement healthcare coverage after age 65, except for a limited subsidy for certain retirees, and (2) pilots who retire after June 1, 2006 are not eligible for subsidized post-age 65 healthcare coverage although they may purchase such coverage at full cost and certain pilots who retired on or before June 1, 2006 are eligible for a limited subsidy.

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment, but before retirement, primarily as part of the disability and survivorship plans. These disability and survivorship plans provide benefits to substantially all Delta employees as a result of a participant’s death or disability. As discussed above, survivor benefits have been replaced with limited term life insurance coverage for pilots retiring on or after January 1, 2008. Additionally, survivor benefits will not be paid for non-pilot employees who either die while in active employment after July 1, 2010 or retire after such date.

SFAS 158. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, 132(R)” (“SFAS 158”). SFAS 158 required that we recognize the funded status of our defined

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit pension plans, other postretirement plans, and certain of our postemployment plans on our Consolidated Balance Sheet as of December 31, 2006. Because the requirement to measure the funded status of a plan as of the Company’s year-end was not effective for the year ended December 31, 2006, we continued to measure our benefit plans with a September 30 measurement date. As of April 30, 2007, we adopted the provision requiring year-end measurement, which eliminated our early measurement date. The impact of the elimination of our early measurement date is reflected in the table below.

Obligations (measured at December 31, 2007, April 30, 2007 and September 30, 2006) were:

	Pension Benefits			Other Postretirement Benefits			Other Postemployment Benefits
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
(in millions)	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006

Benefit obligation at beginning of period	$7,627	$7,555	$12,893	$1,147	$1,161	$1,793	$2,089	$2,238	$2,271

Service cost	—	—	34	8	4	17	21	8	45
Interest cost	296	145	712	42	21	97	82	41	125
Actuarial (gain) loss	(207)	151	(71)	(178)	30	289	(75)	(159)	(10)
Benefits paid, including lump sums and annuities	(333)	(293)	(844)	(93)	(57)	(214)	(89)	(78)	(128)
Participant contributions	—	—	—	39	15	38	—	—	—
Settlement gain on termination	—	(40)	(5,169)	—	—	—	—	—	—
Elimination of early measurement date	—	109	—	—	(27)	—	—	39	—
Plan amendments	—	—	—	—	—	(859)	—	—	(65)

Benefit obligation at end of period	$7,383	$7,627	$7,555	$965	$1,147	$1,161	$2,028	$2,089	$2,238

Fair value of plan assets at beginning of period	$4,888	$4,590	$6,521				$1,829	$1,781	$1,863

Actual gain on plan assets	260	533	642				61	203	133
Employer contributions	67	58	5				—	—	—
Benefits paid, including lump sums and annuities	(333)	(293)	(844)				(126)	(155)	(215)
Transfer of Pilot Plan assets to PBGC	—	—	(1,734)				—	—	—

Fair value of plan assets at end of period	$4,882	$4,888	$4,590				$1,764	$1,829	$1,781

Funded status at end of period	$(2,501)	$(2,739)	$(2,965)	$(965)	$(1,147)	$(1,161)	$(264)	$(260)	$(457)

At each period-end presented above, our accumulated benefit obligation for our pension plan is equal to the benefit obligations shown above.

The decline in our postretirement obligation includes an actuarial gain related to an assumption change for pilot retirement age. The change in our pilot retirement assumption resulted from Congress’ passage of a law to increase the mandatory retirement date for U.S. commercial airline pilots from 60 to 65, effective immediately. Since we project that some pilots will now work past age 60, this assumption results in a decrease in our postretirement benefit obligation relating to postretirement healthcare benefits provided between ages 60 and 65.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, the $5.2 billion decrease in the pension benefit obligation and $1.7 billion decrease in the fair value of plan assets relate to the termination of the Pilot Plan and the related non-qualified pilot plans. The $859 million decrease in other postretirement benefit obligation and the $65 million decrease in other postemployment benefit obligation are related to plan amendments resulting from changes made to those plans during our bankruptcy proceedings.

Amounts recognized on our Consolidated Balance Sheets consist of and funded status (measured at December 31, 2007 and September 30, 2006):

	Pension Benefits		Other Postretirement Benefits		Other Postemployment Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
(in millions)	2007	2006	2007	2006	2007	2006

Noncurrent assets	$—	$—	$—	$—	$100	$—
Current liabilities	—	(3)	(97)	(106)	—	—
Noncurrent liabilities	(2,501)	(2,962)	(868)	(1,010)	(364)	(493)

Net amount recognized on our Consolidated Balance Sheets	(2,501)	(2,965)	(965)	(1,116)	(264)	(493)

Contributions, net between measurement date and year end	—	—	—	(45)	—	36

Funded Status	$(2,501)	$(2,965)	$(965)	$(1,161)	$(264)	$(457)

At December 31, 2006, both the current and noncurrent portions of our pension and other postretirement and postemployment benefit obligations were included in liabilities subject to compromise on our Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		Other Postretirement Benefits		Other Postemployment Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
(in millions)	2007	2006	2007	2006	2007	2006

Net gain (loss)	$185	$(1,583)	$178	$(645)	$32	$(287)
Prior service (cost) credit	—	(6)	—	1,311	—	63

Recognized in accumulated other comprehensive income (loss), pretax	$185	$(1,589)	$178	$666	$32	$(224)

We estimate approximately $6 million of net actuarial gain will be amortized from accumulated other comprehensive income, pre-tax into net periodic cost (benefit) in 2008 related to our other postretirement benefit plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic (benefit) cost for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005 included the following components:

	Pension Benefits
	Successor	Predecessor
(in millions)	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
			2006	2005

Service cost	$—	$—	$34	$155
Interest cost	296	145	712	715
Expected return on plan assets	(281)	(129)	(520)	(598)
Amortization of prior service cost	—	—	1	3
Recognized net actuarial loss	—	19	226	179
Amortization of net transition obligation	—	—	—	6
Settlement (gain) charge, net	—	(30)	(1,282)	388
Curtailment loss	—	—	—	434
Revaluation of liability	—	(143)	—	—

Net periodic (benefit) cost	$15	$(138)	$(829)	$1,282

	Other Postretirement Benefits
	Successor	Predecessor
(in millions)	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
			2006	2005

Service cost	$8	$4	$17	$17
Interest cost	42	21	97	114
Amortization of prior service benefit	—	(31)	(44)	(41)
Recognized net actuarial loss	—	8	8	13
Revaluation of liability	—	49	—	—

Net periodic cost	$50	$51	$78	$103

	Other Postemployment Benefits
	Successor	Predecessor
(in millions)	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
			2006	2005

Service cost	$21	$8	$45	$64
Interest cost	82	41	125	136
Expected return on plan assets	(104)	(51)	(163)	(165)
Amortization of prior service benefit	—	(2)	(2)	—
Recognized net actuarial loss	—	5	9	20
Revaluation of liability	—	(273)	—	—

Net periodic (benefit) cost	$(1)	$(272)	$14	$55

During 2007, as a result of the adoption of fresh start reporting upon emergence from bankruptcy, we completed a revaluation of the pension, postretirement, and postemployment liabilities, resulting in a net reorganization gain of $367 million. We also recorded in reorganization items, net, a settlement gain of $30 million related to the rejection of our non-qualified plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, we recorded in reorganization items, net, a settlement gain of $1.3 billion related to the termination of the Pilot Plan and the corresponding non-qualified plans.

During 2005, we recorded settlement charges totaling $388 million on our Consolidated Statement of Operations. These charges primarily related to the Pilot Plan and resulted from lump sum distributions to pilots who retired. We also recorded a net curtailment loss of $434 million on our Consolidated Statement of Operations. The $434 million net curtailment loss consists of (1) a $13 million curtailment gain recorded in the December 2005 quarter related to the freeze of benefit accruals effective December 31, 2005 for the Non-Pilot Plan and (2) a curtailment loss of $447 million related to the impact of the reduction of non-pilot jobs announced in November 2004 and the freeze of service accruals under the Pilot Plan effective December 31, 2004.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations at December 31, 2007, April 30, 2007 and September 30, 2006 and our net periodic (benefit) cost for the periods presented:

		Successor	Predecessor
Benefit Obligations(1)		December 31, 2007	April 30, 2007	September 30, 2006

Weighted average discount rate		6.08%	5.96%	5.88%
Rate of increase in future compensation levels		0.48%	0.48%	0.36%
Assumed healthcare cost trend rate(2)		8.50%	8.50%	8.50%

	Successor	Predecessor
	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
Net Periodic Benefit Cost(3)			2006	2005

Weighted average discount rate—pension benefit	6.01%	5.99%	5.67%	5.81%
Weighted average discount rate—other postretirement benefit	5.63%	5.63%	5.65%	6.10%
Weighted average discount rate—other postemployment benefit	6.00%	5.63%	5.72%	6.10%
Rate of increase (decrease) in future compensation levels	0.48%	0.36%	0.72%	-1.28%
Weighted average expected long-term rate of return on plan assets	8.97%	8.96%	8.87%	9.00%
Assumed healthcare cost trend rate(2)	8.50%	8.50%	9.50%	9.50%

(1)	Our 2007 and 2006 benefit obligations are measured using the RP 2000 combined healthy mortality table projected to 2010 and 2006, respectively.
(2)	The assumed healthcare cost trend rate at December 31, 2007 is assumed to decline gradually to 5.00% by 2014 and remain level thereafter.
(3)	Our 2007, 2006 and 2005 assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

The expected long-term rate of return on our plan assets was based on plan-specific investment studies using historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices were incorporated into the return projections based on the actively managed structure of our investment program and its record of achieving such returns historically.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the APBO for these plans at December 31, 2007, would have the following effects:

(in millions)	1% Increase	1% Decrease

Increase (decrease) in total service and interest cost	$23	$(4)
Increase (decrease) in the APBO	3	(40)

Pension Plan Assets

The weighted-average asset allocation for our pension plans at December 31, 2007 and September 30, 2006 is as follows:

	Successor	Predecessor
	2007	2006

U.S. equity securities	35%	34%
Non-U.S. equity securities	15%	14%
High quality bonds	20%	18%
Convertible and high yield bonds	8%	8%
Private equity	15%	17%
Real estate	7%	9%

Total	100%	100%

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

Target investment allocations for the pension plan assets are as follows:

U.S. equity securities	27—41%
Non-U.S. equity securities	12—18%
High quality bonds	15—21%
Convertible and high yield bonds	5—11%
Private equity	15%
Real estate	10%

Benefit Payments

Benefit payments in the table below are based on the same assumptions used to measure the related benefit obligations and are paid from both funded benefit plan trusts and current assets. Actual benefit payments may vary significantly from these estimates. Benefits earned under our pension plans and certain postemployment benefit plans are expected to be paid from funded benefit plan trusts, while our other postretirement benefits are funded from current assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, as of December 31, 2007, the benefit payments that are scheduled to be paid in the following years ending December 31:

(in millions)	Pension Benefits	Other Postretirement Benefits	Other Postemployment Benefits

2008	$448	$100	$134
2009	467	101	139
2010	459	96	144
2011	455	94	149
2012	451	86	155
2013-2017	2,314	314	856

Total	$4,594	$791	$1,577

Other Plans

We also sponsor defined benefit pension plans for eligible Delta employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Defined Contribution Pension Plans

Delta Family-Care Savings Plan (“Savings Plan”)

Eligible employees may contribute a portion of their covered pay to the Savings Plan on a pre-tax or post tax basis. Upon our emergence from bankruptcy, we revised our employer contributions to the Savings Plan for our non-pilot employees. Prior to our emergence, we generally matched 50% of non-pilot employee contributions with a maximum employer contribution of 2% of a participant’s covered pay. After our emergence, we make an automatic contribution of 2% of covered pay for all eligible non-pilot employees. In addition, we match 100% of non-pilot employee contributions with a maximum employer contribution of 5% of a participant’s covered pay.

In 2007, 2006 and 2005, we provided all eligible Delta pilots with an employer contribution to the Savings Plan of 2% of their covered pay. Effective January 1, 2008, we transferred all pilot participant accounts to a newly implemented Pilots Savings Plan and future pilot employee contributions will be made to that plan. We also continue to make an employer contribution of 2% of each pilot’s covered pay to the newly implemented plan.

During the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005, we recognized expense of $12 million, $77 million, $44 million and $56 million, respectively, for contributions to the Savings Plan or payments made directly to participants who have exceeded certain limits imposed on contributions to defined contribution plans under the Internal Revenue Code.

Pilot Defined Contribution Plan

We established a defined contribution plan for Delta pilots effective January 1, 2005 that included contributions from zero to 19%, depending on the pilot’s age and service at January 1, 2005. Effective with the termination of the Pilot Plan on September 2, 2006, the Pilot Defined Contribution Plan was amended to provide for an annual contribution of 9% of covered pay for all eligible pilots. During the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005, we recognized expense of $24 million, $51 million, $71 million and $83 million, respectively, for contributions to this plan or payments made directly to participants who have exceeded certain limits imposed on contributions to defined contribution plans under the Internal Revenue Code.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Profit Sharing Program

Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined, we will pay at least 15% of that profit to employees. If the annual pre-tax profit is greater than $1.5 billion, we will pay 20% of the amount that exceeds $1.5 billion.

Note 11. Sale of ASA

On September 7, 2005, we sold ASA, our wholly owned subsidiary, to SkyWest for a purchase price of $425 million. In conjunction with this transaction, we amended our contract carrier agreements with ASA and SkyWest Airlines, a wholly owned subsidiary of SkyWest, under which those regional airlines serve as Contract Carriers. The sale of ASA resulted in an immaterial gain that is being amortized over the life of our contract carrier agreement with ASA. For additional information on our contract carrier agreements with ASA and SkyWest Airlines, see Note 8.

After the sale of ASA to SkyWest, the revenues and expenses related to our contract carrier agreement with ASA are reported as regional affiliates passenger revenue and contract carrier arrangements, respectively, in our Consolidated Statements of Operations. Prior to the sale, expenses related to ASA were reported in the applicable expense line item in our Consolidated Statements of Operations.

Note 12. Equity and Equity-Based Compensation

Equity

Common Stock. On the Effective Date, all common stock issued by the Predecessor was cancelled. In connection with our emergence from bankruptcy, we began issuing shares of new common stock, par value $0.0001 per share, pursuant to the Plan of Reorganization. The new common stock is subject to the terms of our Amended and Restated Certificate of Incorporation (the “New Certificate”), which supersedes the Certificate of Incorporation in effect prior to the Effective Date.

The New Certificate authorizes us to issue a total of 2.0 billion shares of capital stock, of which 1.5 billion may be shares of common stock and 500 million may be shares of preferred stock. The Plan of Reorganization contemplates the issuance of 400 million shares of common stock, consisting of 386 million shares to holders of allowed general, unsecured claims and up to 14 million shares under the compensation program for our non-contract, non-management employees (“the Non-contract Program”) described below. The Plan of Reorganization also contemplates the issuance of common stock under the compensation program for management employees (the “Management Program”) described below. For additional information regarding the distribution of new common stock under the Plan of Reorganization, see Note 1.

Preferred Stock. The New Certificate permits us to issue preferred stock in one or more series. It authorizes the Board of Directors (1) to fix the descriptions, powers (including voting powers), preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and (2) to specify the number of shares of any series of preferred stock. As of December 31, 2007, no preferred stock was issued and outstanding.

Treasury Stock. In connection with the issuance of common stock to employees under the Plan of Reorganization, we withheld the portion of shares necessary to cover the employees’ portion of required tax withholdings, as well as for awards under the 2007 Plan, which is described below. These shares are valued at cost, which equals the market price of the common stock on the date of issuance. At December 31, 2007, there were 7,238,973 shares of common stock held in treasury at a weighted average cost of $20.52 per share. Substantially all of these shares were withheld to cover the employees’ portion of required tax withholdings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity-Based Compensation

Successor

Upon emergence from Chapter 11, we adopted with Bankruptcy Court approval new compensation programs, the Non-contract Program and the Management Program. The Non-contract Program included the grant of unrestricted common stock to our approximately 39,000 non-contract, non-management employees. The Management Program covers our approximately 1,200 officers, director level employees and management personnel. Under the Management Program, officers received restricted stock, stock options and performance shares; director level employees received restricted stock and stock options; and management personnel received restricted stock. All of these awards were made under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the “2007 Plan”) described below.

The following table shows the total compensation cost related to the 2007 Plan during the eight months ended December 31, 2007:

(in millions)	Compensation Cost
Restricted Stock	$90
Stock options	11
Performance shares	8

Total	$109

As of December 31, 2007, approximately $117 million of total unrecognized costs related to unvested shares and options are expected to be recognized over the remaining weighted-average period of 1.5 years. Approximately $69 million is expected to be recognized in 2008.

Up to 30 million shares of common stock are available for issuance under the 2007 Plan. Shares of common stock issued under the 2007 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award under the 2007 Plan that is cancelled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan.

The following table shows the equity transactions under the 2007 Plan during the eight months ended December 31, 2007:

Shares (000)
Authorized under the 2007 Plan	30,000
Awarded(1)	(27,583)
Forfeited	99
Returned to Treasury	6,221

Available for Future Grants	8,737

(1)	Awards include unrestricted common stock, restricted stock, stock options and performance shares.

Stock Grants. Under the Plan of Reorganization, approximately 14 million shares of common stock were issued as a part of the Non-contract Program. Employees may hold or sell these shares without restriction.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock. We granted approximately eight million shares of restricted stock to eligible employees under the Management Program. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time (the “Restriction”), and that is subject to forfeiture in certain circumstances until the Restriction lapses. The Restriction will generally lapse in three equal installments six, 18 and 30 months after the date of grant, subject to the employee’s continued employment on that date. The Restriction on the third installment of the restricted stock will instead lapse 18 months after the Effective Date if, during the period beginning six months and ending 18 months after the Effective Date, the aggregate market value of our outstanding common stock is at least $14.0 billion for 10 consecutive trading days. The fair value of the restricted stock awards is based on the closing price of the common stock on the date of grant. We expect substantially all unvested restricted stock awards at December 31, 2007 to vest.

The following table summarizes restricted stock activity for the eight months ended December 31, 2007:

	Shares (000)	Weighted Average Grant Date Fair Value
Granted	7,876	$20.20
Vested	(2,589)	20.36
Forfeited	(92)	20.41

Unvested at December 31, 2007	5,195	$20.11

Stock Options. We granted options to purchase approximately four million shares of common stock to eligible employees under the Management Program. These options (1) have an exercise price equal to the closing price of the common stock on the grant date, (2) generally become exercisable in three equal installments on the first, second, and third anniversary of the Effective Date, subject to the employee’s continued employment and (3) expire on the tenth anniversary of the Effective Date.

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

The weighted average fair value of options granted during the eight months ended December 31, 2007 was $10.82 and determined based on the following weighted average assumptions:

Risk-free interest rate	3.6-4.9%
Average expected life of stock options (in years)	6.0
Weighted average expected volatility	56%
Expected volatility of common stock	55-60%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the eight months ended December 31, 2007:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at the beginning of the period	—	$—
Granted	3,955	18.87
Exercised	—	—
Forfeited	(9)	18.84

Outstanding at the end of the period	3,946	$18.87	8.6	$—

Expected to vest	3,452	$18.87	9.1	$—

Exercisable at the end of the period	244	$18.84	1.7	$—

Performance Shares. We granted to eligible officers under the Management Program performance shares with an aggregate target payout opportunity covering approximately one million shares of common stock. These awards are long-term incentives payable in common stock and are generally contingent upon our achieving certain financial goals for the year ended December 31, 2007, the two years ending December 31, 2008 and the three years ending December 31, 2009, and the occurrence of a contemporaneous payout under the broad-based employee Profit Sharing Program.

Predecessor

We did not grant any stock options during the four months ended April 30, 2007 or the year ended December 31, 2006. The estimated fair values of stock options granted during the year ended December 31, 2005 were derived using a Black-Scholes model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of stock options granted in the periods presented:

Assumption	Year Ended December 31, 2005

Risk-free interest rate	3.8%
Average expected life of stock options (in years)	3.0
Expected volatility of common stock	73.6%
Weighted average fair value of a stock option granted	$2

The following table reflects, for the year ended December 31, 2005, the pro forma impact to net loss and basic and diluted loss per share had we accounted for our stock-based compensation plans under the fair value method in accordance with SFAS 123, as amended:

(in millions, except per share data)	Year Ended December 31, 2005

Net loss:
As reported	$(3,818)
Stock option compensation expense determined under the fair value method	(108)

As adjusted for the fair value method under SFAS 123R	$(3,926)

Basic and diluted loss per share:
As reported	$(23.75)
As adjusted for the fair value method under SFAS 123R	$(24.42)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We concluded that all of our stock options would be cancelled as part of our emergence from Chapter 11. Accordingly, in March 2006, we filed with the Bankruptcy Court a motion to reject our then outstanding stock options to avoid the administrative and other costs associated with these awards. The Bankruptcy Court granted our motion, which resulted in substantially all of our stock options being rejected effective March 31, 2006. For the year ended December 31, 2006, we recorded in our Consolidated Statement of Operations (1) $8 million of compensation expense in conjunction with the adoption of SFAS 123R, which is recorded in salaries and related costs and (2) $55 million of compensation expense associated with the rejection of stock options, which is classified in reorganization items, net and represents the unamortized fair value of previously granted stock options when we rejected these stock options. As of April 30, 2007, we did not have any stock options of the Predecessor outstanding.

The following table summarizes all stock option activity for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006			2005
	Shares (000)		Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price

Outstanding at the beginning of the period	92,401		$15.76	105,933	$14.87
Granted	—		—	1,939	4.51
Forfeited	—		—	(15,471)	8.26
Rejected	(92,086)		15.76	—	—

Outstanding at the end of the period	315	(1)	$15.76	92,401	$15.76

Exercisable at the end of the period	315		$15.76	53,944	$22.20

(1)	On the Effective Date, all common stock issued by the Predecessor was cancelled.

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

During 2006, all shares of ESOP Preferred Stock, which were not allocated to the accounts of participants in the Savings Plan, were allocated to participants in that plan. All outstanding shares of ESOP Preferred Stock were then converted, in accordance with their terms, into approximately eight million shares of common stock from treasury at cost. The allocation and conversion of the ESOP Preferred Stock resulted in a $367 million decrease from treasury stock at cost and a corresponding $144 million decrease in additional paid-in capital. Unpaid dividends on the ESOP Preferred Stock accrued without interest, until paid, at a rate of $4.32 per share per year. At December 31, 2006, accumulated but unpaid dividends on the ESOP Preferred Stock totaled $52 million, and are recorded in liabilities subject to compromise on our Consolidated Balance Sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Comprehensive Income (Loss)

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

The following table shows the components of accumulated other comprehensive income (loss) for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005:

(in millions)	Additional Minimum Pension Liability	Unrecognized Pension Liability	Fuel Derivative Instruments	Marketable Equity Securities	Valuation Allowance	Total

Balance at January 1, 2005 (Predecessor)	$(2,329)	$—	$—	$—	$(29)	$(2,358)

Additional minimum pension liability adjustments	(365)	—	—	—	—	(365)
Unrealized gain	—	—	—	1	—	1
Tax effect	141	—	—	—	(141)	—

Net of tax	(224)	—	—	1	(141)	(364)

Balance at December 31, 2005 (Predecessor)	(2,553)	—	—	1	(170)	(2,722)

Termination of Pilot Plan	2,264	—	—	—	—	2,264
Additional minimum pension liability adjustments	257	—	—	—	—	257
Unrealized (loss) gain	—	—	(93)	1	—	(92)
Realized loss	—	—	70	—	—	70
Tax effect	(958)	—	—	—	239	(719)

Net of tax	1,563	—	(23)	1	239	1,780
Adoption of SFAS 158	990	(727)	—	—	161	424

Balance at December 31, 2006 (Predecessor)	—	(727)	(23)	2	230	(518)

Pension adjustment	—	6	—	—	—	6
Unrealized gain	—	—	70	—	—	70
Realized gain	—	—	(1)	—	—	(1)

Balance at April 30, 2007 (Predecessor)	—	(721)	46	2	230	(443)

Elimination of Predecessor other comprehensive loss	—	721	(46)	(2)	(230)	443
Pension adjustment	—	408	—	—	—	408
Unrealized gain	—	—	73	—	—	73
Realized gain	—	—	(46)	—	—	(46)
Tax effect	—	(155)	(11)	—	166	—

Net of tax	—	253	16	—	166	435

Balance at December 31, 2007 (Successor)	$—	$253	$16	$—	$166	$435

For additional information related to our fuel hedge contracts and our additional minimum pension liability, see Notes 4 and 10, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose certain information about our operating segments. Operating segments are defined as components of an enterprise with separate financial information which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments.

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

Operating revenue is assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenue by geographic region for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005 are summarized in the following table:

	Successor	Predecessor
(in millions)	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
			2006	2005

North America	$9,380	$4,314	$13,204	$12,918
Atlantic	2,884	947	3,058	2,554
Latin America	923	478	1,102	851
Pacific	171	57	168	157

Total	$13,358	$5,796	$17,532	$16,480

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Pension Settlements. $388 million in settlement charges related to the Pilot Plan due to a significant increase in pilot retirements and lump sum distributions from plan assets (see Note 10).

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

Note 16. Earnings (Loss) per Share

We calculate basic earnings (loss) per share by dividing the net income (loss) attributable to common shareowners by the weighted average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan of Reorganization, are considered outstanding common shares and included in the computation of basic earnings per share. Accordingly, 386 million shares contemplated by the Plan of Reorganization to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic earnings per share for the eight months ended December 31, 2007. For additional information regarding these shares, see Notes 1 and 12.

Diluted earnings (loss) per share include the dilutive effects of stock options and restricted stock. To the extent stock options and restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.

The following table shows our computation of basic and diluted earnings (loss) per share for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended December 31, 2006 and 2005:

	Successor	Predecessor
(in millions, except per share data)	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31,
			2006	2005

Basic:
Net income (loss)	$314	$1,298	$(6,203)	$(3,818)
Dividends on allocated Series B ESOP Convertible Preferred Stock	—	—	(2)	(18)

Net income (loss) attributable to common shareowners	$314	$1,298	$(6,205)	$(3,836)
Basic weighted average shares outstanding	394.1	197.3	196.5	161.5

Basic earnings (loss) per share	$0.80	$6.58	$(31.58)	$(23.75)

Diluted:
Net income (loss) attributable to common shareowners	$314	$1,298	$(6,205)	$(3,836)
Gain recognized on the forgiveness of convertible debt	—	(216)	—	—

Net income (loss) attributable to common shareowners assuming conversion	$314	$1,082	$(6,205)	$(3,836)

Basic weighted average shares outstanding	394.1	197.3	196.5	161.5
Dilutive effects of:
Restricted shares	1.1	—	—	—
8.0% Convertible Senior Notes	—	12.5	—	—
2 7/8% Convertible Senior Notes	—	23.9	—	—

Weighted average shares outstanding, as adjusted	395.2	233.7	196.5	161.5

Dilutive earnings (loss) per share	$0.79	$4.63	$(31.58)	$(23.75)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005, we excluded from our loss per share calculations all common stock equivalents because their effect on earnings per share was anti-dilutive. These common stock equivalents include (1) stock options and our ESOP Preferred Stock through the dates of their cancellation and conversion, respectively (for additional information, see Notes 2 and 12), and (2) shares of common stock issuable upon conversion of our 8.0% Convertible Senior Notes due 2023 and our 2 7/8% Convertible Senior Notes due 2024, respectively (collectively, the “Convertible Senior Notes”). These common stock equivalents totaled 36.4 million and 143.2 million shares for the year ended December 31, 2006 and 2005, respectively.

Upon emergence from bankruptcy, we discharged our liabilities subject to compromise, which included the Convertible Senior Notes. As a result, we recognized a gain of $216 million for the four months ended April 30, 2007. In connection with this discharge, 36.4 million shares of common stock were assumed issued for purposes of calculating diluted earnings per share. For additional information regarding the discharge of our liabilities subject to compromise, see Note 1.

For the eight months ended December 31, 2007, we excluded from our earnings per share calculations options to purchase approximately three million shares of common stock as their effect was anti-dilutive.

Note 17. Valuation and Qualifying Accounts

The following table shows our valuation and qualifying accounts for the eight months ended December 31, 2007, the four months ended April 30, 2007 and the years ended 2006 and 2005, and the associated activity for the years then ended:

	Allowance for:
(in millions)	Restructuring and Other Charges(1)	Uncollectible Accounts Receivable(2)	Obsolescence of Expendable Parts & Supplies Inventory	Deferred Tax Assets

Balance at January 1, 2005 (Predecessor)	$80	$38	$184	$2,400	(3)

Additional costs and expenses	57	18	26	1,746
Payments and deductions	(53)	(15)	(9)	(192)

Balance at December 31, 2005 (Predecessor)	84	41	201	3,954	(4)

Additional costs and expenses	32	16	12	2,749
Payments and deductions	(111)	(36)	(52)	(1,534)

Balance at December 31, 2006 (Predecessor)	5	21	161	5,169	(5)

Additional costs and expenses	1	5	13	1,092
Payments and deductions	(2)	(5)	(43)	(1,201)

Balance at April 30, 2007 (Predecessor)	4	21	131	5,060	(5)

Valuation adjustment	—	—	(131)	(230)
Additional costs and expenses	—	15	11	669
Payments and deductions	(1)	(10)	—	(656)

Balance at December 31, 2007 (Successor)	$3	$26	$11	$4,843	(6)

(1)	For additional information related to leased aircraft and restructuring and other charges, see Note 7.
(2)	The payments and deductions related to the allowance for uncollectible accounts receivable represent the write-off of accounts considered to be uncollectible, less recoveries.
(3)	$29 million of this amount is recorded as a debit in accumulated other comprehensive loss on our Consolidated Balance Sheet at January 1, 2005 (see Note 13).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	$170 million of this amount is recorded as a debit in accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2005 (see Note 13).
(5)

$230 million of this amount is recorded as a credit in accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2006 and our Fresh Start Consolidated Balance Sheet at April 30, 2007 (see Notes 1 and 13).

(6)

$166 million of this amount is recorded as a credit in accumulated other comprehensive income on our Consolidated Balance Sheet at December 31, 2007 (see Note 13). This balance reflects a $230 million write-off recorded upon the adoption of fresh start reporting to eliminate the Predecessor’s accumulated other comprehensive loss.

Note 18. Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited results of operations for the 2007 and 2006 periods presented below:

2007	Predecessor		Successor
	Three Months Ended March 31	One Month Ended April 30	Two Months Ended June 30	Three Months Ended
(in millions, except per share data)				September 30	December 31

Operating revenue	$4,241	$1,555	$3,448	$5,227	$4,683
Operating income (loss)	155	145	345	453	(2)
Reorganization items, net	(124)	1,339	—	—	—
Net (loss) income	(130)	1,428	164	220	(70)
Basic (loss) earnings per share	(0.66)	7.24	0.42	0.56	(0.18)
Diluted (loss) earnings per share	(0.66)	5.19	0.42	0.56	(0.18)

2006	Predecessor
	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
Operating revenue	$3,794	$4,741	$4,751	$4,246
Operating (loss) income	(485)	369	168	6
Reorganization items, net	(1,403)	(2,380)	98	(2,521)
Net (loss) income	(2,069)	(2,205)	52	(1,981)
Basic (loss) earnings per share	(10.68)	(11.18)	0.26	(10.04)
Diluted (loss) earnings per share	(10.68)	(11.18)	0.22	(10.04)

Prior to our emergence from bankruptcy and in connection with our bankruptcy proceedings, our earnings were impacted by reorganization items, net, as shown above. For additional information about the components of reorganization items, net for the four months ended April 30, 2007 and the year ended December 31, 2006, see Note 1.

During the March 2006 quarter, we recorded Accounting Adjustments that resulted in a net non-cash charge approximating $310 million. For additional information about these adjustments, see Note 2.

The quarterly earnings (loss) per share amounts will not necessarily add to the earnings (loss) per share computed for the year due to the method used in calculating per share data.