Form 10-Q
period 2008-03-31
DELTA AIR LINES INC /DE/
filed 2008-04-25
CIK 27904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5424

DELTA AIR LINES, INC.

State of Incorporation: Delaware

I.R.S. Employer Identification No.: 58-0218548

Post Office Box 20706, Atlanta, Georgia 30320-6001

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

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

Number of shares outstanding by each class of common stock, as of March 31, 2008:

Common Stock, $0.0001 par value—292,169,861 shares outstanding

This document is also available through our website at http://www.delta.com.

Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“Form 10-K”). All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTA AIR LINES, INC.

Consolidated Balance Sheets

	Successor
ASSETS (in millions)	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,492	$2,648
Short-term investments	103	138
Restricted cash	218	520
Accounts receivable, net of an allowance for uncollectible accounts of $27 and $26 at March 31, 2008 and December 31, 2007, respectively	1,325	1,066
Expendable parts and supplies inventories, net of an allowance for obsolescence of $14 and $11 at March 31, 2008 and December 31, 2007, respectively	263	262
Deferred income taxes, net	154	142
Prepaid expenses and other	774	464

Total current assets	5,329	5,240

PROPERTY AND EQUIPMENT:
Flight equipment	9,950	9,525
Accumulated depreciation	(411)	(299)

Flight equipment, net	9,539	9,226

Ground property and equipment	1,981	1,943
Accumulated depreciation	(337)	(246)

Ground property and equipment, net	1,644	1,697

Flight and ground equipment under capital leases	616	602
Accumulated amortization	(88)	(63)

Flight and ground equipment under capital leases, net	528	539

Advance payments for equipment	234	239

Total property and equipment, net	11,945	11,701

OTHER ASSETS:
Goodwill	6,010	12,104
Identifiable intangibles, net of accumulated amortization of $202 and $147 at March 31, 2008 and December 31, 2007, respectively	2,751	2,806
Other noncurrent assets	720	572

Total other assets	9,481	15,482

Total assets	$26,755	$32,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Balance Sheets

	Successor
LIABILITIES AND SHAREOWNERS’ EQUITY (in millions, except share data)	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$732	$1,014
Air traffic liability	2,734	1,982
SkyMiles deferred revenue	1,079	1,055
Accrued salaries and related benefits	565	734
Taxes payable	422	323
Accounts payable	322	363
Note payable	—	295
Other accrued liabilities	817	839

Total current liabilities	6,671	6,605

NONCURRENT LIABILITIES:
Long-term debt and capital leases	8,387	7,986
Pension and related benefits	3,003	3,002
SkyMiles deferred revenue	2,211	2,276
Deferred income taxes, net	881	855
Postretirement benefits	858	865
Other noncurrent liabilities	793	721

Total noncurrent liabilities	16,133	15,705

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS’ EQUITY:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 299,559,933 and 299,464,669 shares issued at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	9,528	9,512
(Accumulated deficit) retained earnings	(6,076)	314
Accumulated other comprehensive income	650	435
Stock held in treasury, at cost, 7,390,072 and 7,238,973 shares at March 31, 2008 and December 31, 2007, respectively	(151)	(148)

Total shareowners’ equity	3,951	10,113

Total liabilities and shareowners’ equity	$26,755	$32,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
(in millions, except per share data)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
OPERATING REVENUE:
Passenger:
Mainline	$3,061	$2,783
Regional affiliates	1,039	947
Cargo	134	112
Other, net	532	399

Total operating revenue	4,766	4,241

OPERATING EXPENSE:
Aircraft fuel and related taxes	1,422	948
Salaries and related costs	1,091	971
Contract carrier arrangements	896	717
Depreciation and amortization	297	291
Aircraft maintenance materials and outside repairs	268	238
Contracted services	254	243
Passenger commissions and other selling expenses	225	220
Landing fees and other rents	179	190
Passenger service	84	71
Aircraft rent	64	70
Impairment of goodwill	6,100	—
Restructuring and related items	16	—
Other	131	127

Total operating expense	11,027	4,086

OPERATING (LOSS) INCOME	(6,261)	155

OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $412 for the three months ended March 31, 2007)	(147)	(200)
Interest income	27	10
Miscellaneous, net	(9)	29

Total other expense, net	(129)	(161)

LOSS BEFORE REORGANIZATION ITEMS, NET	(6,390)	(6)

REORGANIZATION ITEMS, NET	—	(124)

LOSS BEFORE INCOME TAXES	(6,390)	(130)

INCOME TAXES	—	—

NET LOSS	$(6,390)	$(130)

BASIC AND DILUTED LOSS PER SHARE	$(16.15)	$(0.66)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net cash provided by operating activities	$283	$360

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(527)	(131)
Ground property and equipment, including technology	(59)	(24)
Decrease in restricted cash	4	27
Proceeds from sales of flight equipment	25	18
Proceeds from sales of investments	—	34
Other, net	7	1

Net cash used in investing activities	(550)	(75)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(615)	(129)
Proceeds from long-term obligations	733	—
Payments on DIP Facility	—	(97)
Other, net	(7)	—

Net cash provided by (used in) financing activities	111	(226)

Net (Decrease) Increase in Cash and Cash Equivalents	(156)	59
Cash and cash equivalents at beginning of period	2,648	2,034

Cash and cash equivalents at end of period	$2,492	$2,093

Supplemental disclosure of cash paid (refunded) for:
Interest	$180	$186
Professional fee disbursements due to bankruptcy	—	19
Interest received from the preservation of cash due to Chapter 11 filing	—	(38)

Non-cash transactions:
Aircraft delivered under seller-financing	$61	$—
Flight equipment incentive	39	—
Flight equipment under capital leases	13	—
Ground equipment	1	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

1. BACKGROUND

General Information

Delta Air Lines, Inc., a Delaware corporation, is a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. Our Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries, including Comair, Inc. (“Comair”), which are collectively referred to as Delta.

On April 30, 2007 (the “Effective Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) emerged from bankruptcy as a competitive airline with a global network. Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

References in this Form 10-Q to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Debtors’ Joint Plan of Reorganization (the “Plan of Reorganization”); and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Effectiveness of Plan of Reorganization. Under the Plan of Reorganization, most holders of allowed general, unsecured claims against the Debtors received or will receive new common stock in satisfaction of their claims. Holders of de minimis allowed general, unsecured claims received cash in satisfaction of their claims.

The Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of (1) 386 million shares to holders of allowed general, unsecured claims (including our pilots) and (2) up to 14 million shares to our approximately 39,000 eligible non-contract, non-management employees. As of March 31, 2008, we have made the following distributions of common stock in accordance with the Plan of Reorganization:

•

278 million shares of common stock to holders of $12.5 billion of allowed general, unsecured claims. We have reserved 108 million shares of common stock for future distributions to holders of allowed general, unsecured claims when disputed claims are resolved.

•	Approximately 14 million shares of common stock to eligible non-contract, non-management employees.

The U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) also authorized the distribution of equity awards to our approximately 1,200 officers, director level employees and other management personnel. For additional information about these awards, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Resolution of Outstanding Claims

As permitted under the bankruptcy process, many of the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, many claims were disallowed by the Bankruptcy Court

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

because they were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Debtors also resolved many claims through settlements or by Bankruptcy Court orders following the filing of an objection. The Debtors will continue to settle claims and file additional objections with the Bankruptcy Court.

We currently estimate that the total allowed general, unsecured claims in our Chapter 11 proceedings will be approximately $15 billion, including the $12.5 billion of claims for which we have issued common stock. Differences between claim amounts filed and our estimates are being investigated and will be resolved in connection with the claims resolution process. We believe there will be no further material impact to the Consolidated Statements of Operations of the Successor from the settlement of unresolved allowed general, unsecured claims against the Debtors because the holders of such claims will receive under the Plan of Reorganization only their pro rata share of the new common stock of the Successor.

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

Reorganization Items, net

The following table summarizes the components of reorganization items, net on our Consolidated Statement of Operations for the three months ended March 31, 2007:

Predecessor
(in millions)	2007
Contract carrier agreements(1)	$(163)
Facility leases(2)	124
Pilot collective bargaining agreement(3)	(83)
Interest income(4)	38
Professional fees	(37)
Retiree healthcare claims(5)	(26)
Vendor waived pre-petition debt	24
Aircraft financing renegotiations and rejections(6)	(2)
Other	1
Total reorganization items, net	$(124)

(1)

In connection with amendments to our contract carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”), both subsidiaries of Republic Airways Holdings, Inc. (“Republic Holdings”), which, among other things, reduced the rates we pay to those carriers, we recorded (a) a $91 million allowed general, unsecured claim and (b) a $37 million net charge related to our surrender of warrants to purchase up to 3.5 million shares of Republic Holdings common stock. Additionally, in connection with an amendment to our contract carrier agreement with Freedom Airlines, Inc. (“Freedom”), a subsidiary of Mesa Air Group, Inc. (“Mesa”), which, among other things, reduced the rates we pay that carrier, we recorded a $35 million allowed general, unsecured claim.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

(2)

Primarily reflects a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority (“Massport”). For additional information regarding our settlement agreement with Massport, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

(3)	Allowed general, unsecured claim in connection with Comair’s comprehensive agreement with the Air Line Pilots Association, International (“ALPA”) reducing pilot labor costs.
(4)	Reflects interest earned due to the preservation of cash from our Chapter 11 proceedings.
(5)	Allowed general, unsecured claims in connection with agreements reached with the committees representing pilot and non-pilot retired employees reducing their postretirement healthcare benefits.
(6)	Estimated claims relate to the restructuring of the financing arrangements of 16 aircraft which are offset by credits for adjustments to prior claims estimates.

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

In preparing the Condensed Consolidated Financial Statements for the Predecessor, we applied SOP 90-7, which requires that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in reorganization items, net on the accompanying Consolidated Statements of Operations.

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

Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including adjustments required by fresh start reporting, normal recurring items, restructuring and related items and reorganization items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2008 are not necessarily indicative of operating results for the entire year.

Short-Term Investments

At March 31, 2008 and December 31, 2007, our short-term investments were primarily comprised of auction rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record these investments as trading securities at fair value on our Consolidated Balance Sheets.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

At March 31, 2008 and December 31, 2007, we had $103 million and $107 million, respectively, of insured auction rate securities recorded at fair value. The cost of these investments was $110 million. Fair value was determined using a discounted cash flow model as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the creditworthiness of the underlying debt issuer and insurance provider. Depending on future market conditions, our insured auction rate securities may result in future fair value adjustments. For additional information regarding the valuation of our short-term investments, see Note 3.

Restricted Cash

Restricted cash included in current assets on our Consolidated Balance Sheets totaled $218 million and $520 million at March 31, 2008 and December 31, 2007, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $15 million at each of March 31, 2008 and December 31, 2007. Restricted cash is recorded at cost, which approximates fair value.

At March 31, 2008, our restricted cash balance primarily relates to cash held to support projected self-insurance obligations. At December 31, 2007, our restricted cash balance primarily related to $295 million held in a grantor trust for the benefit of Delta pilots to fund the then remaining balance of an obligation we had under our comprehensive agreement with ALPA to reduce pilot labor costs. The amount in the grantor trust was classified as restricted cash with a corresponding note payable on our Consolidated Balance Sheet until it was distributed in January 2008.

Goodwill

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting. The following table reflects the change in the carrying amount of goodwill for the three months ended March 31, 2008:

(in millions)	Total
Balance at December 31, 2007 (Successor)	$12,104
Impairment charge	(6,100)
Adjustment to pre-emergence deferred tax assets and reserves	6

Balance at March 31, 2008 (Successor)	$6,010

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the three months ended March 31, 2008, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, our recently announced intention to merge with Northwest Airlines Corporation (“Northwest”) established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 11). We determined that these

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion based on our preliminary assessment. We expect to finalize the second step of the impairment test during the June 2008 quarter. There could be adjustments to the preliminary charge once the analysis is completed. Any adjustments will be recorded during the June 2008 quarter.

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) long-term negative trends in our market capitalization, (2) continued escalation of fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) consolidation of competitors within the industry. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements in our Form 10-K.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. During the three months ended March 31, 2008, we increased goodwill by $6 million associated with adjustments to pre-emergence deferred tax assets and reserves.

Reclassifications

We reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.

3. FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Successor	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)	March 31, 2008
Short-term investments	$103	$—	$103
Fuel hedging derivatives	378	378	—

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

(in millions)	Short-term Investments
Balance at December 31, 2007 (Successor)	$107
Change in fair value included in earnings	(4)

Balance at March 31, 2008 (Successor)	$103

Unrealized losses included in earnings attributable to assets still held at March 31, 2008 are $4 million. These losses are recorded in other (expense) income on our Consolidated Statement of Operations. For additional information regarding these unrealized losses, see Note 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	Successor	Significant Unobservable Inputs (Level 3)	Total Loss
(in millions)	March 31, 2008
Goodwill	$6,010	$6,010	$6,100

At December 31, 2007, we had goodwill of $12.1 billion. During the three months ended March 31, 2008, we recorded a $6.1 billion non-cash charge resulting from an impairment of goodwill. For additional information regarding this impairment, see Note 2.

We did not record any other fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

4. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

Our results of operations are materially impacted by changes in the price of aircraft fuel. In an effort to manage our exposure to changes in aircraft fuel prices, we periodically enter into derivative contracts comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our contract carriers under capacity purchase agreements. As of March 31, 2008, our open fuel hedge contracts had an estimated fair value gain of $378 million, which is recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet.

For our option contracts entered into during 2008, we assess effectiveness based on the total changes in an option’s cash flows (that is, the measurement will include the option’s total change in fair value, not just the change in intrinsic value). Ineffectiveness will be measured as the excess, if any, of the cumulative change in fair value of the option over the cumulative change in fair value of a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the cumulative change in expected cash flows from the purchase of aircraft fuel.

For our option contracts entered into prior to 2008, ineffectiveness is measured based on the intrinsic value of the derivative. The difference between the fair value and intrinsic value represents the time value of the option contract. Time value is excluded from the calculation of ineffectiveness and immediately recognized in other (expense) income on our Consolidated Statements of Operations.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

As of March 31, 2008, our fuel hedging position for the nine months ending December 31, 2008 and the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at March 31, 2008(1)
2008
Heating oil
Call options	$2.41	17%	$200
Swaps	2.63	6	37
Collars—cap/floor	2.98/2.90	1	(1)
Jet Fuel
Swaps	2.92	5	6

Total		29%	$242

2009
Crude oil
Call options	$2.05	10%	$94

Total		10%	$94

2010
Crude oil
Call options	$2.16	5%	$42

Total		5%	$42

(1)	Contract fair value includes the cost of premiums paid.

Gains (losses) recorded on our Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 related to our fuel hedge contracts are as follows:

	Aircraft Fuel and Related Taxes		Other Income (Expense)
	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Open fuel hedge contracts	$—	$—	$(17)	$23
Settled fuel hedge contracts	41	(18)	—	1
Total	$41	$(18)	$(17)	$24

For additional information about our fuel hedging program, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

5. DEBT

Aircraft Financing

In February 2008, we entered into a facility to refinance debt that matured in January 2008 and to finance two B-777-200LR aircraft deliveries in the first quarter of 2008. Borrowings under this facility are secured by certain aircraft, including the two B-777-200LR aircraft described above, that we own. At March 31, 2008, total borrowings under this facility were $530 million. Our obligations under this facility will be paid in installments through February 20, 2020 and bear interest at a floating rate based on LIBOR plus a margin.

Pre-Delivery Deposits Financing

In December 2007, we entered into a Loan and Security Agreement (the “PDP Financing Facility”) to borrow up to $233 million to finance certain pre-delivery payments payable by us to The Boeing Company (“Boeing”) with respect to future deliveries of 10 B-737-700 aircraft and eight B-777-200LR aircraft (collectively, the “PDP Aircraft”).

The PDP Financing Facility consists of 18 separate loans, one loan for each PDP Aircraft. The separate loan for each PDP Aircraft matures upon the delivery of that aircraft to us by Boeing. Therefore, the loans under the PDP Financing Facility will have various maturity dates, beginning in February 2008 through August 2009, and bear interest at a floating rate based on LIBOR plus a margin.

During the three months ended March 31, 2008, we repaid $7 million under this facility, net of additional borrowings. As of March 31, 2008, $149 million of borrowings were outstanding under this facility.

For additional information regarding the PDP Financing Facility, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

CRJ-900 Financing

In September 2007, we and our wholly owned subsidiary, Comair, both entered into separate long-term debt agreements to borrow up to $290 million with respect to future deliveries of CRJ-900 aircraft. We have provided a guarantee to the lender covering payment on behalf of Comair in the event of default. Our obligations under these debt agreements are secured by the underlying aircraft.

A separate loan for each CRJ-900 aircraft is issued upon delivery of that aircraft to us. Our obligations under these agreements will be paid in installments over 15-year terms after initial delivery. Therefore, the loans under these agreements will have various maturity dates and bear interest at a floating rate based on LIBOR plus a margin.

As of March 31, 2008, a total of $339 million of borrowings were outstanding.

For additional information regarding our CRJ-900 financing, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Covenants

We were in compliance with all debt and aircraft lease financing agreement covenants at March 31, 2008.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

6. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of March 31, 2008 are $2.7 billion. The following table shows the timing of these commitments:

Year Ending December 31, (in millions)	Amount
Nine months ending December 31, 2008	$685
2009	1,292
2010	712
Total	$2,689

Our aircraft order commitments as of March 31, 2008 consist of firm orders to purchase six B-777-200LR aircraft, 10 B-737-700 aircraft, 36 B-737-800 aircraft and 11 CRJ-900 aircraft as discussed below. Our firm orders to purchase 36 B-737-800 aircraft include 34 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. These sales will reduce our future commitments by approximately $1.4 billion during the period from 2008 through 2010.

During 2007, we entered into agreements with Bombardier Inc. (“Bombardier”) to purchase 44 CRJ-900 aircraft for delivery between August 2007 and February 2010. These aircraft will be delivered in two-class, 76 seat configuration. We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for these orders. We expect these CRJ-900 aircraft will be operated by regional air carriers under our contract carrier agreements. Our agreements with Bombardier permit us to assign to other carriers our CRJ-900 aircraft orders and related support provisions. In April 2007, we assigned to a regional air carrier our orders to purchase 16 CRJ-900 aircraft (the “CRJ-900 Assigned Aircraft”). The remaining CRJ-900 aircraft are scheduled for delivery through May 2009. As of March 31, 2008, we had accepted delivery of 17 CRJ-900 aircraft, five of which are being leased to a contract carrier.

The above table does not include any commitments by us for the CRJ-900 Assigned Aircraft because the regional air carrier is required to purchase and make the related payments for those aircraft. While we would be required to purchase the CRJ-900 Assigned Aircraft in the event of a default by the regional air carrier of its purchase obligation, we currently believe such an event is not likely.

Contract Carrier Agreements

Delta Connection Carriers

As of March 31, 2008, we had contract carrier agreements with nine regional air carriers, including our wholly owned subsidiary, Comair.

Capacity Purchase Agreements. During the three months ended March 31, 2008, seven regional air carriers operated for us (in addition to Comair) pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft using our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

intended to approximate market rates for those services. As of March 31, 2008, we have entered into more than one capacity purchase agreement with two of these carriers. The following table shows our minimum obligations under contract carrier agreements:

Year Ending December 31, (in millions)	Amount(1)(2)
Nine months ending December 31, 2008	$1,693
2009	2,372
2010	2,445
2011	2,450
2012	2,350
Thereafter	13,978
Total	$25,288

(1)

These amounts represent our minimum fixed obligation under our contract carrier agreements with Atlantic Southeast Airlines, Inc., Chautauqua, ExpressJet Airlines, Inc., Freedom, Pinnacle Airlines, Inc., Shuttle America and SkyWest Airlines, Inc. (excluding contract carrier lease payments accounted for as operating leases, which are described in Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K).

(2)

In March 2008, we terminated our ERJ-145 aircraft agreement with Freedom due to that carrier’s inability to meet certain operational performance requirements under the agreement. We expect to cease operations with these aircraft during the June 2008 quarter. As a result, this table reflects the termination of the ERJ-145 aircraft agreement. This termination does not affect our agreement with Freedom to operate up to 14 CRJ-900 aircraft. Freedom has filed suit against us alleging, among other things, that our termination was wrongful. We believe the allegations are without merit and intend to vigorously defend this litigation.

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

We estimate that the total fair values, determined as of March 31, 2008, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $470 million and $360 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $56 million and $34 million, respectively.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

Legal Contingencies

We are involved in various legal proceedings relating to employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 44 passengers. A number of lawsuits also name Delta as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of April 11, 2008, settlements have been reached with the families of 16 of the 47 passengers. All the passenger lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky and have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

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

Cincinnati Airport Settlement

On April 24, 2007, the Bankruptcy Court approved our settlement agreement relating to the restructuring of certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport Settlement Agreement”) with the Kenton County Airport Board (“KCAB”) and UMB Bank, N.A., the trustee (the “Bond Trustee”) for the Series 1992 Bonds (as defined below), to restructure certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport”). The Series 1992 Bonds include: (1) the $419 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series A (Delta Air Lines, Inc. Project), $397 million of which were then outstanding and (2) the $19 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series B (Delta Air Lines, Inc. Project), $16 million of which were then outstanding.

The Cincinnati Airport Settlement Agreement, among other things:

•	provides for agreements under which we will continue to use certain facilities at the Cincinnati Airport at substantially reduced costs;

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

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

The Amended Processing Agreement provides that no future cash reserve of an amount (“Reserve”) equal to the Processor’s potential liability for tickets purchased with Visa or MasterCard that had not yet been used for travel is required except in certain circumstances, including events that in the reasonable determination of the Processor would have a material adverse effect on us.

Further, if either we or the Processor determines not to extend the term of the Amended Processing Agreement beyond October 31, 2008, then the Processor may maintain a Reserve, if we do not maintain a certain amount of cash, during the period of 90 days before the expiration date of the agreement. The Reserve would equal approximately 100% of the value of tickets for which we had received payment under the Amended Processing Agreement, but which have not been used for travel, unless we have unrestricted cash above a level specified in the Amended Processing Agreement. Such a Reserve would be released to us following termination of the Amended Processing Agreement as tickets are used for travel. There was no Reserve as of March 31, 2008.

American Express

Our American Express credit card processing agreement, entered into in 2004 and amended in 2005, provides that American Express is permitted to withhold our receivables in certain circumstances. These circumstances include a material increase in the risk that we will be unable to meet our obligations under the agreement or that our business undergoes a material adverse change that materially increases American Express’ risk of loss. No amounts were withheld as of March 31, 2008.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

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

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

Employees Under Collective Bargaining Agreements

At March 31, 2008, we had a total of 55,382 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions. The following table presents certain information concerning the union representation of our active domestic employees as of March 31, 2008.

Employee Group	Approximate Number of Employees Represented	Union		Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	6,350	ALPA		December 31, 2009
Delta Flight Superintendents	180	PAFCA	(1)	January 1, 2010
Comair Pilots	1,440	ALPA		March 2, 2011
Comair Maintenance Employees	520	IAM	(2)	December 31, 2010
Comair Flight Attendants	960	IBT	(3)	December 31, 2010

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

(1)	PAFCA—Professional Airline Flight Controllers’ Association
(2)	IAM—International Association of Machinists and Aerospace Workers
(3)	IBT—International Brotherhood of Teamsters

In March 2008, the National Mediation Board authorized an election to determine whether to certify the Association of Flight Attendants/Communication Workers of America as the collective bargaining representative for Delta’s over 13,000 flight attendants. The election period will run from April 23, 2008 through May 28, 2008. The outcome of this representation election cannot presently be determined.

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

Fuel Inventory Supply Agreement

We have an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron is the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area.

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

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

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

7. EMPLOYEE BENEFIT PLANS

Net Periodic Cost

Net periodic cost for the three months ended March 31, 2008 and 2007 included the following components:

	Pension Benefits		Other Postretirement Benefits		Other Postemployment Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
(in millions)	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$2	$3	$7	$5
Interest cost	114	109	14	16	32	31
Expected return on plan assets	(106)	(97)	—	—	(38)	(38)
Amortization of prior service benefit	—	—	—	(23)	—	(2)
Recognized net actuarial loss (gain)	—	14	(1)	6	—	4
Net periodic cost	$8	$26	$15	$ 2	$ 1	$—

Workforce Reduction Programs

In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees with the intent of reducing planned workforce levels by approximately 2,000 positions. Approximately 30,000 employees are eligible to commit to one of the two voluntary programs. The programs are required to be accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” We recorded a $16 million charge in restructuring and related items on our Consolidated Statement of Operations for the three months ended March 31, 2008 in connection with the planned workforce reduction. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment. We expect this charge to increase significantly when voluntary reduction commitments are finalized during the June 2008 quarter.

For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

8. COMPREHENSIVE LOSS

Comprehensive loss primarily includes (1) our reported net loss, (2) changes in our unrecognized pension, postretirement and postemployment benefit liabilities, (3) changes in the effective portion of our open fuel hedge contracts which qualify for hedge accounting and (4) changes in our deferred tax asset valuation allowance related to our unrecognized pension, postretirement and postemployment liabilities and the effective portion of our open fuel hedge contracts.

The following table shows our comprehensive loss for the three months ended March 31, 2008 and 2007:

	Successor	Predecessor
(in millions)	2008	2007
Net loss	$(6,390)	$(130)
Other comprehensive income	215	77

Comprehensive loss	$(6,175)	$(53)

9. EQUITY-BASED COMPENSATION

We recorded total equity-based compensation cost of $16 million for the three months ended March 31, 2008. Equity-based awards granted during the three months ended March 31, 2008 had a grant date fair value of less than $1 million. As of March 31, 2008, approximately $90 million of total unrecognized costs related to unvested shares and options are expected to be recognized over their remaining lives, of which approximately $46 million is expected to be recognized during the remainder of 2008.

10. LOSS PER SHARE

We calculate basic loss per share by dividing the net loss attributable to common shareowners by the weighted average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan of Reorganization, are considered outstanding common shares and included in the computation of basic earnings per share. Accordingly, 386 million shares contemplated by the Plan of Reorganization to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic loss per share for the three months ended March 31, 2008.

Diluted loss per share includes the dilutive effects of stock options and restricted stock. To the extent stock options and restricted stock are anti-dilutive, they are excluded from the calculation of diluted loss per share. For the three months ended March 31, 2008 and 2007, we excluded from our loss per share calculations all common stock equivalents because their effect on loss per share was anti-dilutive. For additional information regarding these shares, see Note 16 of the Notes to the Consolidated Financial Statements in our Form 10-K.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements—(Continued)

March 31, 2008

(Unaudited)

The following table shows our computation of basic and diluted loss per share for the three months ended March 31, 2008 and 2007:

	Successor	Predecessor
(in millions, except per share data)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Basic and diluted:
Net loss	$(6,390)	$(130)
Weighted average shares outstanding	395.6	197.3

Basic and diluted loss per share	$(16.15)	$(0.66)

11. MERGER AND RELATED MATTERS

On April 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest whereby Northwest will become a wholly owned subsidiary of Delta. The merger has been approved by the Board of Directors of each company.

Under the terms of the Merger Agreement, each outstanding share of Northwest common stock (including those shares held in the reserve established pursuant to Northwest’s plan of reorganization under Chapter 11) will be exchanged for 1.25 shares of Delta common stock. Northwest stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio. In addition, we have agreed to issue to Delta pilots shares of our common stock equal to 3.5% of our fully-diluted outstanding shares (after giving effect to the shares issued in connection with the merger), effective on the closing of the merger and subject to ratification by Delta pilots of amendments to their collective bargaining agreement and shareowner approval of the issuance. We have also announced our intention to issue to U.S. based non-pilot employees of Delta and Northwest shares of our common stock equal to 4% of our fully-diluted outstanding shares (after giving effect to the shares issued in connection with the merger), effective on the closing of the merger and subject to shareowner approval of the issuance.

Completion of the merger is subject to customary conditions, including approval by holders of common stock of Northwest and Delta and regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable merger control laws of the European Commission. The Merger Agreement contains certain termination rights for both Delta and Northwest. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Northwest may be required to pay to Delta, or Delta may be required to pay to Northwest, a termination fee of $165 million. We currently expect the merger to close by the end of 2008.

Certain contracts, employee benefit arrangements and debt instruments of Delta and Northwest contain change in control provisions that may be triggered by the merger, resulting in changes to the terms or settlement amounts of the contracts, arrangements or instruments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. We offered service, including Delta Connection carrier service, to 306 destinations in 58 countries in April 2008. We are a founding member of SkyTeam, a global airline alliance that provides customers with extensive worldwide destinations, flights and services. Including our SkyTeam and worldwide codeshare partners, we offered flights to 474 worldwide destinations in 104 countries in April 2008.

On April 30, 2007 (the “Effective Date”), we and substantially all of our subsidiaries (collectively, the “Debtors”) emerged from bankruptcy as a competitive airline with a global network. Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

References in this Form 10-Q to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date, (2) the issuance of new Delta common stock and certain debt securities in accordance with the Debtors’ Joint Plan of Reorganization (the “Plan of Reorganization”) and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Recent Developments

Merger

On April 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest Airlines Corporation (“Northwest”) whereby Northwest will become a wholly owned subsidiary of Delta. The merger better positions us to manage through economic cycles and volatile fuel prices, to invest in our fleet and to improve services for customers. The merger is expected to generate more than $1 billion in annual revenue and cost synergies by 2012 from more effective aircraft utilization, a more comprehensive and diversified route system and cost synergies from reduced overhead and improved operational efficiency. The merger has been approved by the Board of Directors of each company.

Under the terms of the Merger Agreement, each outstanding share of Northwest common stock (including those shares held in the reserve established pursuant to Northwest’s plan of reorganization under Chapter 11) will be exchanged for 1.25 shares of Delta common stock. Northwest stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio. In addition, we have agreed to issue to Delta pilots shares of our common stock equal to 3.5% of our fully-diluted outstanding shares (after giving effect to the shares issued in connection with the merger), effective on the closing of the merger and subject to ratification by Delta pilots of amendments to their collective bargaining agreement, described below, and shareowner approval of the issuance. We have also announced our intention to issue to U.S. based non-pilot employees of Delta and Northwest shares of our common stock equal to 4% of our fully-diluted shares (after giving effect to the shares issued in connection with the merger) effective on the closing of the merger and subject to shareholder approval of the issuance.

The Merger Agreement provides that upon consummation of the merger, the Board of Directors of the combined company will consist of 13 members, consisting of (1) seven members of the Delta Board of Directors (which will include Daniel A. Carp, the current Chairman of the Board of Delta who will continue as non-executive Chairman of the Board of the combined company, and Richard H. Anderson, the current Chief Executive Officer of Delta who will continue as Chief Executive Officer of the combined company ) and (2) five members of the Northwest Board of Directors (which will include Roy J. Bostock, the current Chairman of the Northwest Board of Directors, who will serve as non-executive Vice Chairman of the Board of the combined company, and Douglas M. Steenland, the current Chief Executive Officer of Northwest, and three members of the current Northwest Board of Directors) and (3) one representative designated by the Delta Master Executive Council (the “Delta MEC”), the governing body of the Delta unit of the Air Line Pilots Association, International (“ALPA”) (who will be Kenneth C. Rogers, currently a member of the Delta Board of Directors, or a qualified Delta pilot). Edward H. Bastian will serve as President and Chief Financial Officer of the combined company.

Completion of the merger is subject to customary conditions, including approval by holders of common stock of Northwest and Delta and regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable merger control laws of the European Commission. The Merger Agreement contains certain termination rights for both Delta and Northwest. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Northwest may be required to pay to Delta, or Delta may be required to pay to Northwest, a termination fee of $165 million. We currently expect the merger to close by the end of 2008.

ALPA Matters

In connection with the Merger Agreement, we reached a tentative agreement with ALPA to modify the existing collective bargaining agreement covering Delta’s pilots. The tentative agreement to amend the collective bargaining agreement is subject to ratification by Delta pilots, would become effective on the closing of the merger and would become amendable on December 31, 2012. The Delta MEC has agreed to recommend that Delta pilots ratify the amendments to the collective bargaining agreement and use its reasonable best efforts to cause a ratification vote by July 13, 2008. We will seek to reach a combined Delta-Northwest pilot agreement, including resolution of pilot seniority integration, prior to the consummation of the merger. We cannot predict the outcome of the ratification vote by Delta pilots or when or whether we will be able to reach a combined pilot agreement.

On April 14, 2008, in a letter agreement among Delta, the Delta MEC and ALPA, we agreed (1) to cause the election to our Board of Directors of a Delta pilot designated by the Delta MEC who is not a member or officer of the Delta MEC or an officer of ALPA (“Pilot Nominee”); (2) at any meeting of stockholders at which the Pilot Nominee is subject to election, to renominate the Pilot Nominee, or nominate another qualified Delta pilot designated by the Delta MEC, to be elected to the Board of Directors, and to use our reasonable best efforts to cause such person to be elected to the Board; and (3) in the event of the death, disability, resignation, removal or failure to be elected of the Pilot Nominee, to elect promptly to the Board a replacement Pilot Nominee designated by the Delta MEC to fill the resulting vacancy. Pursuant to the letter agreement, the Board of Directors elected Kenneth C. Rogers to the Board on April 14, 2008.

Antitrust Immunity

On April 9, 2008, the U.S. Department of Transportation issued an order tentatively granting antitrust immunity for alliance agreements allowing coordination of pricing, schedules, sales and other marketing activities in transatlantic markets between Delta, Northwest, Air France, KLM, Alitalia and CSA Czech Airlines. The order, if made final, would effectively combine the preexisting antitrust immunity between (1) Northwest and KLM and (2) Delta, Air France, Alitalia, and CSA Czech Airlines in the transatlantic markets. The tentative grant of immunity is subject to a number of conditions, including the implementation of a planned four-way transatlantic joint venture between Delta, Air France, Northwest and KLM, within 18 months of the date of a final order.

Overview of March 2008 Quarter Results

In the March 2008 quarter, we recorded a consolidated net loss of $6.4 billion, which includes a $6.1 billion non-cash charge resulting from our impairment of goodwill.

Business Initiatives

The rapid increase in fuel costs to record high levels (crude oil prices have increased from an average of $61 per barrel in March 2007 to an average of $105 per barrel in March 2008) and the weakening U.S. economy are placing pressure on the airline industry and our business. Fuel prices for the March 2008 quarter, including those of our contract carriers, accounted for $585 million of the increase in total operating expense from the March 2007 quarter.

In light of these conditions, we are quickly taking steps to enhance our revenues, preserve our liquidity and manage our capacity, fleet and costs as follows:

•

International expansion. We plan for more than 40% of our capacity this summer to be dedicated to international flying where we believe fares more readily cover higher fuel costs. Our international growth continues to be supported by investments in our fleet, including the delivery of 22 international-capable aircraft through 2009, consisting of 10 B-737-700s, four B-757-200ERs and eight B-777-200LRs. While we will make adjustments to our international plans to focus on the most profitable routes, we expect to increase international capacity by more than 15% in 2008 compared to 2007.

•

Domestic rationalization. Fuel prices—combined with a weakening domestic economy—have placed significant pressure on the profitability of our domestic network. As a result, we now expect to reduce 2008 domestic capacity 9-11% year over year by the second half of 2008 through a combination of reductions in or cancellations of unprofitable routes and the removal from service of 15-20 mainline aircraft and 60-70 regional jets. We will continue to evaluate the fuel and demand environment and make further changes if economic conditions warrant.

•

Revenue per available seat mile (“RASM”) improvement. We have made significant progress in increasing our unit revenue in comparison to the industry and have a goal of improving our RASM to more than 100% of industry average in 2008 to improve profitability and mitigate high fuel prices. In order to meet this goal, we have increased systemwide domestic fares, boosted fuel surcharges, increased international fares and increased select service fees.

•

Fuel hedging; cost and cash flow discipline. While we expect to partially offset the impact of increased jet fuel prices through revenue management initiatives, including fare increases, the domestic environment limits our ability to increase our fares to cover the full cost of fuel. In an effort to manage these costs, we hedged 27% of our fuel consumption in the March 2008 quarter, resulting in an average fuel price per gallon of $2.85. In addition, we are targeting $550 million in productivity initiatives, including cost reductions and revenue enhancements, for 2008. Our plans to reduce costs and domestic capacity will decrease the number of people needed to operate the airline. In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees, with the intent of reducing planned workforce levels by approximately 2,000 positions. Enrollment in the voluntary programs will be finalized in the June 2008 quarter. In addition, we will reduce capital expenditures by $200 million in 2008 from our previous plans.

Results of Operations—March 2008 and 2007 Quarters

Net Loss

We had a consolidated net loss of $6.4 billion and $130 million for the March 2008 and 2007 quarters, respectively. The results for the March 2008 quarter reflect (1) a $6.1 billion non-cash charge resulting from our impairment of goodwill, (2) the impact of increased jet fuel prices to record high levels and (3) a weakening domestic economy. The net loss for the March 2007 quarter includes a $124 million charge to reorganization items, net (see “Reorganization Items, Net” below).

Operating Revenue

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$3,061	$2,783	$278	10%
Regional affiliates	1,039	947	92	10%

Total passenger revenue	4,100	3,730	370	10%
Cargo	134	112	22	20%
Other, net	532	399	133	33%

Total operating revenue	$4,766	$4,241	$525	12%

Operating revenue totaled $4.8 billion for the March 2008 quarter, a $525 million, or 12%, increase compared to the March 2007 quarter. Passenger revenue increased 10% on a 2% increase in available seat miles (“ASMs”), or capacity, and a 1.0 point increase in load factor. The increase in passenger revenue reflects a rise of 6% and 7% in passenger mile yield and passenger revenue per available seat mile (“PRASM”), respectively. Mainline passenger revenue increased primarily due to (1) our increased service to international destinations, (2) yield management and (3) increased SkyMiles revenue including changes made to our SkyMiles program upon our adoption of fresh start reporting. Passenger revenue of regional affiliates increased primarily due to higher yield and increased flying by our contract carriers, including new contract carrier agreements with ExpressJet Airlines, Inc. (“ExpressJet”) and Pinnacle Airlines, Inc. (“Pinnacle”), effective June 1, 2007 and December 1, 2007, respectively, which resulted in a 5% increase in revenue passenger miles (“RPMs”), or traffic, on 2% greater capacity. Other, net revenue increased primarily due to (1) increased administrative service charges and baggage handling fees, (2) higher Skymiles revenue associated with increased purchases of SkyMiles by participating companies and (3) growth in aircraft maintenance and repair services to third parties.

	Successor	Increase (Decrease) Three Months Ended March 31, 2008 vs. 2007
(in millions)	Three Months Ended March 31, 2008	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$2,921	5%	—%	(2)%	5%	6%	1.3 pts
International	1,146	25%	12%	11%	12%	13%	0.7 pts
Charter	33	28%	49%	20%	(14)%	7%	9.4 pts

Total passenger revenue	$4,100	10%	4%	2%	6%	7%	1.0 pts

North American Passenger Revenue. North American passenger revenue increased 5%, driven by a 1.3 point increase in load factor and a 6% increase in PRASM on a 2% decline in capacity. The passenger mile yield increased 5%. The increases in passenger revenue and PRASM reflect revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes.

International Passenger Revenue. International passenger revenue increased 25%, generated by a 12% increase in RPMs on an 11% increase in capacity and a 13% increase in PRASM. The passenger mile yield increased 12%. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin American markets, from the restructuring of our route network, combined with pricing initiatives to recoup the increasing cost of fuel.

Operating Expense

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$1,422	$948	$474	50%
Salaries and related costs	1,091	971	120	12%
Contract carrier arrangements	896	717	179	25%
Depreciation and amortization	297	291	6	2%
Aircraft maintenance materials and outside repairs	268	238	30	13%
Contracted services	254	243	11	5%
Passenger commissions and other selling expenses	225	220	5	2%
Landing fees and other rents	179	190	(11)	(6)%
Passenger service	84	71	13	18%
Aircraft rent	64	70	(6)	(9)%
Impairment of goodwill	6,100	—	6,100	NM
Restructuring and related items	16	—	16	NM
Other	131	127	4	3%

Total operating expense	$11,027	$4,086	$6,941	170%

Operating expense was $11.0 billion for the March 2008 quarter, a $6.9 billion, or a 170%, increase compared to the March 2007 quarter. Operating expense increased primarily due to (1) the recording of a $6.1 billion impairment of goodwill, (2) higher fuel prices, including those of our contract carriers, which increased operating expense by $585 million and (3) increased capacity versus the prior year quarter. Operating capacity increased 2% to 36.1 billion ASMs due mainly to increases in service to international destinations, primarily in the Atlantic and Latin American markets and from the restructuring of our route network.

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased primarily due to higher average fuel prices. These increases were partially offset by gains on our fuel hedging derivatives. Fuel prices averaged $2.85 per gallon, including fuel hedge gains of $41 million, for the March 2008 quarter, compared to $1.93 per gallon, including fuel hedge losses of $18 million, for the March 2007 quarter.

Salaries and related costs. The increase in salaries and related costs reflects (1) a 7% increase in Mainline headcount due to our assumption of Atlantic Southeast Airlines, Inc. (“ASA”) ramp operations in Atlanta and the hiring of pilots and flight attendants to staff our increased international flights, (2) increases in group insurance rates and (3) expense associated with share-based compensation.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to higher average fuel prices and an increase in passenger handling fees resulting from higher contract rates. Fuel prices for our contract carriers averaged $3.14 per gallon for the March 2008 quarter, compared to $1.88 per gallon for the March 2007 quarter.

Aircraft maintenance materials and outside repairs. The increase in aircraft maintenance and outside repairs is primarily due to (1) growth in our maintenance and repair business and (2) a change in the way we account for certain maintenance parts to expense them as they are placed on the aircraft. Prior to emergence, these parts were capitalized and depreciated.

Impairment of goodwill. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, our recently announced intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion.

Operating (Loss) Income and Operating Margin

We reported an operating loss of $6.3 billion and operating income of $155 million for the March 2008 and 2007 quarters, respectively. Operating margin, which is the ratio of operating (loss) income to operating revenues, was (131%) and 4% for the March 2008 and 2007 quarters, respectively.

Other (Expense) Income

Other expense, net for the March 2008 quarter was $129 million, compared to $161 million for the March 2007 quarter. This change is substantially attributable to (1) a 27%, or $53 million, decrease in interest expense primarily due to the repayment of our debtor-in-possession financing facilities (the “DIP Facility”) in connection with our emergence from Chapter 11 and the amortization of premiums associated with the revaluation of our debt and capital lease obligations in connection with our adoption of fresh start reporting, partially offset by interest expense on borrowings under a senior secured exit financing facility (the “Exit Facilities”), which we entered into in connection with our emergence from bankruptcy and (2) a $17 million increase in interest income primarily due to interest earned on higher average cash balances. These improvements were partially offset by a $38 million increase to miscellaneous, net associated with marking our fuel hedge derivatives to fair value.

Reorganization Items, Net

Reorganization items, net totaled a $124 million charge in the March 2007 quarter, primarily consisting of the following:

•	Contract carrier agreements. A net charge of $163 million in connection with amendments to certain contract carrier agreements.

•	Facility leases. A $126 million net gain related to our settlement agreement with the Massachusetts Port Authority.

•

Pilot collective bargaining agreement. An $83 million allowed general, unsecured pre-petition claim in connection with Comair, Inc.’s (“Comair”) agreement with ALPA to reduce Comair’s pilot labor costs.

Income Taxes

We did not record an income tax benefit as a result of our March 2008 and 2007 quarter losses. The deferred tax asset resulting from such net operating losses is fully reserved by a valuation allowance.

Operating Statistics

The following table sets forth our operating statistics for the three months ended March 31, 2008 and 2007.

	Successor		Predecessor
	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Consolidated:
RPMs (millions)(1)	28,205		27,213
ASMs (millions)(1)	36,092		35,279
Passenger Mile Yield(1)	14.54	¢	13.71	¢
PRASM(1)	11.36	¢	10.57	¢
Operating Cost Per Available Seat Mile (“CASM”)(1)(2)	30.55	¢	11.58	¢
Passenger Load Factor(1)	78.1%		77.1%
Fuel Gallons Consumed (millions)	500		491
Average Price Per Fuel Gallon, Net of Hedging Activity	$2.85		$1.93
Number of Aircraft in Fleet, End of Period	584		578
Full-Time Equivalent Employees, End of Period	55,382		52,260

Mainline:
RPMs (millions)	23,795		22,994
ASMs (millions)	30,270		29,554
CASM(2)	32.29	¢	10.36	¢
Number of Aircraft in Fleet, End of Period	451		440

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

-	ASA, SkyWest Airlines, Inc., Chautauqua Airlines, Inc., Freedom Airlines, Inc. and Shuttle America Corporation for all periods presented and

-	ExpressJet and Pinnacle from January 1, 2008 to March 31, 2008.

(2)

Includes the operations of our ancillary businesses, Delta TechOps, which provides aircraft maintenance and repair to aviation and airline customers, and Delta Global Services, LLC, which provides general and aviation services, training and technical services and staffing to airlines.

For additional information about our contract carrier agreements, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Financial Condition and Liquidity

We expect to meet our cash needs for 2008 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. We also have an undrawn $1.0 billion revolving credit facility that is a part of our Exit Facilities. Our cash and cash equivalents and short-term investments were $2.6 billion at March 31, 2008, compared to $2.9 billion at March 31, 2007.

Significant Liquidity Events

Significant liquidity events during the March 2008 quarter were as follows:

•

In February 2008, we entered into a facility to refinance debt that matured in January 2008 and finance two B-777-200LR aircraft deliveries in the first quarter of 2008. Borrowings under this facility are secured by certain aircraft, including the two B-777-200LR aircraft described above, that we own. At March 31, 2008, total borrowings under this facility were $530 million. Our obligations under this facility will be paid in installments through February 20, 2020.

•

In December 2007, we entered into a Loan and Security Agreement to borrow up to $233 million to finance certain pre-delivery payments payable by us to The Boeing Company with respect to future deliveries of 10 B-737-700 aircraft and eight B-777-200LR aircraft. During the March 2008 quarter, we repaid $7 million under this facility, net of additional borrowings. At March 31, 2008, $149 million of borrowings were outstanding under this facility.

•

In September 2007, we and our wholly owned subsidiary, Comair, both entered into separate long-term debt agreements to borrow up to $290 million with respect to future deliveries of CRJ-900 aircraft. We have provided a guarantee to the lender covering payment on behalf of Comair in the event of default. Our obligations under these debt agreements are secured by the underlying aircraft. As of March 31, 2008, a total of $339 million of borrowings were outstanding.

Sources and Uses of Cash

Cash flows from operating activities

Cash provided by operating activities was $283 million and $360 million for the March 2008 and 2007 quarters, respectively. Cash provided by operating activities was lower in the March 2008 quarter compared to the March 2007 quarter primarily due to (1) an increase in fuel payments resulting from the impact of record high fuel prices, as discussed above, (2) a $188 million increase in accounts receivable associated with advance ticket sales and the timing of settlements, (3) the payment of $158 million under our broad-based employee profit sharing plan and (4) the payment of $132 million in premiums for fuel hedge derivatives entered into during the quarter. These decreases were partially offset by (1) a $375 million reduction in restricted cash that had been set aside as collateral by credit card processors in 2007, (2) a $211 million decrease in short-term investments primarily from sales of auction rate securities and (3) a $112 million increase in advance ticket sales.

Cash flows from investing activities

Cash used in investing activities totaled $550 million and $75 million for the March 2008 and 2007 quarters, respectively. Cash used in investing activities in the March 2008 quarter primarily reflects an increase in investment of $396 million for flight equipment and advanced payments for aircraft commitments and $35 million for ground property and equipment.

Cash flows from financing activities

Cash provided by financing activities totaled $111 million for the March 2008 quarter, compared to cash used in financing activities of $226 million for the March 2007 quarter. Cash provided by financing activities in the March 2008 quarter primarily reflects $733 million in proceeds from aircraft financing, including those discussed above, partially offset by the repayment of $400 million of Series 2003-1 Enhanced Equipment Trust Certificates and scheduled principal payments on long-term debt and capital lease obligations.

Application of Critical Accounting Policies

Critical Accounting Estimates

Goodwill and Other Intangible Assets. Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting. The following table reflects the change in the carrying amount of goodwill for the three months ended March 31, 2008:

(in millions)	Total
Balance at December 31, 2007 (Successor)	$12,104
Impairment charge	(6,100)
Adjustment to pre-emergence deferred tax assets and reserves	6

Balance at March 31, 2008 (Successor)	$6,010

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the three months ended March 31, 2008, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, our recently announced intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion based on our preliminary assessment. We expect to finalize the second step of the impairment test during the June 2008 quarter. There could be adjustments to the preliminary charge once the analysis is completed. Any adjustments will be recorded during the June 2008 quarter.

Changes in assumptions or circumstances could result in additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) long-term negative trends in our market capitalization, (2) continued escalation of fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) consolidation of competitors within the industry. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements in our Form 10-K.

For information regarding our other Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the “Market Risks Associated with Financial Instruments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K other than those discussed below.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in the price of aircraft fuel. In an effort to manage our exposure to change in aircraft fuel prices, we periodically enter into derivative contracts comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our contract carriers under capacity purchase agreements. As of March 31, 2008, our open fuel hedge contracts had an estimated fair value gain of $378 million, which is recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet.

For the March 2008 quarter, aircraft fuel and related taxes accounted for 13% of our total operating expenses. Aircraft fuel and related taxes for the March 2008 quarter increased 50% compared to the March 2007 quarter primarily due to higher average fuel prices. Fuel prices averaged $2.85 per gallon, including fuel hedge gains of $41 million, for the March 2008 quarter, compared to $1.93 per gallon, including fuel hedge losses of $18 million, for the March 2007 quarter.

As of March 31, 2008, our fuel hedging position for the nine months ending December 31, 2008 and the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at March 31, 2008(1)	Contract Fair Value Based Upon 10% Rise in Futures Prices(1)(2)	Increase in Aircraft Fuel Expense Due to 10% Rise in Jet Fuel Price(3)
2008
Heating oil
Call options	$2.41	17%	$200	$314	$147
Swaps	2.63	6	37	82	78
Collars—cap/floor	2.98/2.90	1	(1)	16	17
Jet Fuel
Swaps	2.92	5	6	32	101

Total		29%	$242	$444	$343

2009
Crude oil
Call options	$2.05	10%	$94	$154	$699

Total		10%	$94	$154	$699

2010
Crude oil
Call options	$2.16	5%	$42	$73	$813

Total		5%	$42	$73	$813

(1)	Contract fair value includes the cost of premiums paid.
(2)	Projection based upon average futures prices per gallon by contract settlement month.
(3)

Projection based upon estimated jet fuel price per gallon of $2.99, $3.26 and $3.45 for 2008, 2009 and 2010, respectively, and estimated aircraft fuel consumption of 2.5 billion gallons for 2008, 2009 and 2010, inclusive of the impact of fuel hedge instruments.

ITEM 4.	Controls and Procedures

Management, including our Chief Executive Officer and President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including our Chief Executive Officer and President and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2008 to ensure that material information was accumulated and communicated to management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the March 2008 quarter, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2008 (Successor), and the related consolidated statements of operations for the three-month periods ended March 31, 2008 (Successor) and March 31, 2007 (Predecessor) and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 (Successor) and March 31, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2007 (Successor), and the related consolidated statements of operations, shareowners’ equity, and cash flows for the eight-month period ended December 31, 2007 (Successor), and the four-month period ended April 30, 2007 (Predecessor) of Delta Air Lines, Inc. and in our report dated February 13, 2008, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Atlanta, Georgia

April 24, 2008

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

“Item 3. Legal Proceedings,” of our Form 10-K includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

ITEM 1A.	Risk Factors

“Item 1A. Risk Factors,” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.

ITEM 2.	Issuer Purchases of Equity Securities

The following shares of Common Stock were withheld to satisfy tax withholding obligations during the March 2008 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
January 1-31, 2008	70,144	$15.05	70,144	(2)
February 1-29, 2008	24,686	16.08	24,686	(2)
March 1-31, 2008	56,269	13.38	56,269	(2)

Total	151,099	$14.59	151,099

(1)

Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan (“Performance Compensation Plan”) and in connection with bankruptcy claims. We disclosed these matters generally in our Disclosure Statement dated February 7, 2007, as amended, and the Plan of Reorganization, which were filed with the Securities and Exchange Commission under Form 8-K.

(2)

The Performance Compensation Plan and the Plan of Reorganization provide for the withholding of shares to satisfy tax withholding obligations. Neither specify a maximum number of shares that can be withheld for this purpose. For additional information about the Plan of Reorganization and the Performance Compensation Plan, see Notes 1 and 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Item 6. Exhibits

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of April 14, 2008, by and among Delta Air Lines, Inc., Nautilus Merger Corporation, and Northwest Airlines Corporation (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (Filed as Exhibit 2.1 to Delta’s Current Report on Form 8-K filed on April 18, 2008)*

10.1	Transaction Framework Agreement, dated as of April 14, 2008, among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International

10.2	Letter Agreement, dated April 14, 2008, by and among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International, dated April 14, 2008

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008

31.2	Certification by Delta’s President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008

*	Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

By:	/s/ EDWARD H. BASTIAN
Edward H. Bastian
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

April 25, 2008