Form 10-Q
period 2008-06-30
DELTA AIR LINES INC /DE/
filed 2008-07-17
CIK 27904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☑    No  ☐

Number of shares outstanding by each class of common stock, as of June 30, 2008:

Common Stock, $0.0001 par value—303,892,307 shares outstanding

This document is also available through our website at http://www.delta.com.

Unless otherwise indicated, the terms “Delta,” the “Company,” “we,” “us” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“Form 10-K”) and “Part II, Item 1A. Risk Factors” in this Form 10-Q. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTA AIR LINES, INC.

Consolidated Balance Sheets

ASSETS (in millions)	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,239	$2,648
Short-term investments	103	138
Restricted cash	517	520
Accounts receivable, net of allowance for uncollectible accounts of $28 and $26 at June 30, 2008 and December 31, 2007, respectively	1,418	1,066
Expendable parts and supplies inventories, net of allowance for obsolescence of $19 and $11 at June 30, 2008 and December 31, 2007, respectively	225	262
Deferred income taxes, net	196	142
Fuel hedge derivatives	879	53
Prepaid expenses and other	590	411

Total current assets	7,167	5,240

PROPERTY AND EQUIPMENT:
Flight equipment	10,098	9,525
Accumulated depreciation	(525)	(299)

Flight equipment, net	9,573	9,226

Ground property and equipment	2,025	1,943
Accumulated depreciation	(418)	(246)

Ground property and equipment, net	1,607	1,697

Flight and ground equipment under capital leases	624	602
Accumulated amortization	(111)	(63)

Flight and ground equipment under capital leases, net	513	539

Advance payments for equipment	306	239

Total property and equipment, net	11,999	11,701

OTHER ASSETS:
Goodwill	5,169	12,104
Identifiable intangibles, net of accumulated amortization of $254 and $147 at June 30, 2008 and December 31, 2007, respectively	2,342	2,806
Fuel hedge derivatives	350	—
Other noncurrent assets	624	572

Total other assets	8,485	15,482

Total assets	$27,651	$32,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Balance Sheets

LIABILITIES AND SHAREOWNERS’ EQUITY (in millions, except share data)	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$796	$1,014
Air traffic liability	3,064	1,982
SkyMiles deferred revenue	1,096	1,055
Fuel hedge margin	973	—
Accrued salaries and related benefits	547	734
Taxes payable	422	323
Accounts payable	347	363
Note payable	—	295
Other accrued liabilities	887	839

Total current liabilities	8,132	6,605

NONCURRENT LIABILITIES:
Long-term debt and capital leases	8,338	7,986
Pension and related benefits	2,995	3,002
SkyMiles deferred revenue	2,123	2,276
Deferred income taxes, net	811	855
Postretirement benefits	856	865
Other noncurrent liabilities	675	721

Total noncurrent liabilities	15,798	15,705

COMMITMENTS AND CONTINGENCIES
SHAREOWNERS’ EQUITY:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 311,321,385 and 299,464,669 shares issued at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	9,541	9,512
(Accumulated deficit) retained earnings	(7,120)	314
Accumulated other comprehensive income	1,451	435
Stock held in treasury, at cost, 7,429,078 and 7,238,973 shares at June 30, 2008 and December 31, 2007, respectively	(151)	(148)

Total shareowners’ equity	3,721	10,113

Total liabilities and shareowners’ equity	$27,651	$32,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Operations

(Unaudited)

	Successor		Predecessor	Successor		Predecessor
(in millions, except per share data)	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
OPERATING REVENUE:
Passenger:
Mainline	$3,627	$2,338	$1,046	$6,688	$2,338	$3,829
Regional affiliates	1,143	760	349	2,182	760	1,296
Cargo	160	82	36	294	82	148
Other, net	569	268	124	1,101	268	523

Total operating revenue	5,499	3,448	1,555	10,265	3,448	5,796
OPERATING EXPENSE:
Aircraft fuel and related taxes	1,678	790	322	3,100	790	1,270
Salaries and related costs	1,092	708	331	2,183	708	1,302
Contract carrier arrangements	931	530	239	1,827	530	956
Depreciation and amortization	302	193	95	599	193	386
Aircraft maintenance materials and outside repairs	295	165	82	563	165	320
Contracted services	257	160	83	511	160	326
Passenger commissions and other selling expenses	248	175	78	473	175	298
Landing fees and other rents	185	122	60	364	122	250
Passenger service	105	61	24	189	61	95
Aircraft rent	67	36	20	131	36	90
Impairment of goodwill	839	—	—	6,939	—	—
Impairment of intangible assets	357	—	—	357	—	—
Restructuring and related items	104	—	—	120	—	—
Profit sharing	—	65	14	—	65	14
Other	126	98	62	257	98	189

Total operating expense	6,586	3,103	1,410	17,613	3,103	5,496

OPERATING (LOSS) INCOME	(1,087)	345	145	(7,348)	345	300
OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $88 and $366 for the one month and four months ended April 30, 2007)	(141)	(120)	(62)	(288)	(120)	(262)
Interest income	25	33	4	52	33	14
Miscellaneous, net	40	9	(2)	31	9	27

Total other expense, net	(76)	(78)	(60)	(205)	(78)	(221)

(LOSS) INCOME BEFORE REORGANIZATION ITEMS, NET	(1,163)	267	85	(7,553)	267	79
REORGANIZATION ITEMS, NET	—	—	1,339	—	—	1,215

(LOSS) INCOME BEFORE INCOME TAXES	(1,163)	267	1,424	(7,553)	267	1,294
INCOME TAX BENEFIT (PROVISION)	119	(103)	4	119	(103)	4

NET (LOSS) INCOME	$(1,044)	$164	$1,428	$(7,434)	$164	$1,298

BASIC (LOSS) EARNINGS PER SHARE	$(2.64)	$0.42	$7.24	$(18.79)	$0.42	$6.58

DILUTED (LOSS) EARNINGS PER SHARE	$(2.64)	$0.42	$5.19	$(18.79)	$0.42	$4.63

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
Net cash provided by (used in) operating activities	$1,272	$(210)	$1,025
Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(793)	(89)	(167)
Ground property and equipment, including technology	(113)	(31)	(41)
Decrease in restricted cash	6	58	56
Proceeds from sales of flight equipment	83	6	21
Proceeds from sales of investments	—	—	34
Other, net	8	—	—

Net cash used in investing activities	(809)	(56)	(97)
Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(712)	(74)	(166)
Proceeds from Exit Facilities	—	—	1,500
Proceeds from long-term obligations	848	—	—
Payments on DIP Facility	—	—	(2,076)
Other, net	(8)	—	(50)

Net cash provided by (used in) financing activities	128	(74)	(792)
Net Increase (Decrease) in Cash and Cash Equivalents	591	(340)	136
Cash and cash equivalents at beginning of period	2,648	2,170	2,034

Cash and cash equivalents at end of period	$3,239	$1,830	$2,170

Supplemental disclosure of cash paid (refunded) for:
Interest	$310	$77	$243
Interest received from the preservation of cash due to Chapter 11 filing	—	—	(50)
Non-cash transactions:
Flight equipment	$—	$—	$135
Flight equipment incentive	54	—	—
Flight equipment under capital leases	21	4	13
Ground equipment	4	—	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2008

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

The Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of (1) 386 million shares to holders of allowed general, unsecured claims (including our pilots) and (2) up to 14 million shares to our approximately 39,000 eligible non-contract, non-management employees. As of June 30, 2008, we have made the following distributions of common stock in accordance with the Plan of Reorganization:

•

288 million shares of common stock to holders of $13 billion of allowed general, unsecured claims. We have reserved 98 million shares of common stock for future distributions to holders of allowed general, unsecured claims when disputed claims are resolved.

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

The Plan of Reorganization provides that administrative and priority claims will be satisfied with cash. Certain administrative and priority claims remain unpaid, and we will continue to settle claims and file objections with the Bankruptcy Court with respect to such claims as appropriate. All of these claims have been accrued by the Successor based upon the best available estimates of amounts to be paid.

In light of the substantial number and amount of claims filed, we expect the claims resolution process will take considerable time to complete. Accordingly, we do not presently know either the ultimate number and amount of, or the exact recovery with respect to, allowed claims.

Reorganization Items, net

The following table summarizes the components of reorganization items, net on our Consolidated Statements of Operations for the one month and four months ended April 30, 2007:

	Predecessor
(in millions)	One Month Ended April 30, 2007	Four Months Ended April 30, 2007
Discharge of claims and liabilities(1)	$4,424	$4,424
Revaluation of frequent flyer obligation(2)	(2,586)	(2,586)
Revaluation of other assets and liabilities(3)	238	238
Aircraft financing renegotiations and rejections(4)	(438)	(440)
Contract carrier agreements(5)	—	(163)
Emergence compensation(6)	(162)	(162)
Professional fees	(51)	(88)
Pilot collective bargaining agreement(7)	—	(83)
Interest income(8)	12	50
Facility leases(9)	(81)	43
Vendor waived pre-petition debt	5	29
Retiree healthcare claims(10)	—	(26)
Other	(22)	(21)

Total reorganization items, net	$1,339	$1,215

(1)

The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings, such as (a) the Air Line Pilots Association’s (“ALPA”) claim under our comprehensive agreement reducing pilot labor costs; (b) the Pension Benefit Guaranty Corporation’s claim relating to the termination of our qualified defined benefit pension plan for pilots; (c) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans; (d) claims associated with debt and certain municipal bond obligations based upon their rejection; (e) claims relating to the restructuring of financing arrangements or the rejection of leases for aircraft; and (f) other claims due to the rejection or modification of certain executory contracts, unexpired leases and contract carrier agreements.

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

(2)

We revalued our SkyMiles frequent flyer obligation at fair value as a result of fresh start reporting, which resulted in a $2.6 billion reorganization charge. For information about a change in our accounting policy for the SkyMiles program, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

(6)

In accordance with the Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan of Reorganization, of approximately 14 million shares of common stock to these employees. For additional information regarding the stock grants, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

(7)	Allowed general, unsecured claims of $83 million for the four months ended April 30, 2007 in connection with Comair’s comprehensive agreement with ALPA reducing pilot labor costs.

(8)	Reflects interest earned due to the preservation of cash during our Chapter 11 proceedings.

(9)

For the one month ended April 30, 2007, this item primarily reflects a net $80 million charge from an allowed general, unsecured claim under our settlement agreement relating to the restructuring of certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport Settlement Agreement”). For the four months ended April 30, 2007, we recorded a net $43 million gain, primarily reflecting a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority (“Massport”), which was partially offset by the aforementioned $80 million charge. For additional information regarding the Cincinnati Airport Settlement Agreement and our settlement agreement with Massport, see Notes 6 and 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2008 are not necessarily indicative of operating results for the entire year.

Short-Term Investments

At June 30, 2008 and December 31, 2007, our short-term investments were primarily comprised of auction rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record these investments as trading securities at fair value on our Consolidated Balance Sheets.

At June 30, 2008 and December 31, 2007, the fair value of our insured auction rate securities was $103 million and $107 million, respectively. The cost of these investments was $110 million. Fair value was determined using a discounted cash flow model as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the creditworthiness of the underlying debt issuer and insurance provider. Depending on future market conditions, there may be future fair market adjustments of our insured auction rate securities. For additional information regarding the valuation of our short-term investments, see Note 3.

Restricted Cash

Restricted cash included in current assets on our Consolidated Balance Sheets totaled $517 million and $520 million at June 30, 2008 and December 31, 2007, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $15 million at each of June 30, 2008 and December 31, 2007. Restricted cash is recorded at cost, which approximates fair value.

At June 30, 2008, our restricted cash balance primarily relates to fuel hedge margin received from a counterparty and cash held to meet certain projected self-insurance obligations. At December 31, 2007, our restricted cash balance primarily related to $295 million held in a grantor trust for the benefit of Delta pilots to fund the then remaining balance of an obligation we had under our comprehensive agreement with ALPA to reduce pilot labor costs. The amount in the grantor trust was classified as restricted cash with a corresponding note payable on our Consolidated Balance Sheet until it was distributed in January 2008.

Goodwill and Other Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, reduced by liabilities, from the adoption of fresh start reporting, adjusted for impairment. The following table reflects the change in the carrying amount of goodwill at June 30, 2008:

(in millions)	Total
Balance at December 31, 2007	$12,104
Impairment charge	(6,939)
Adjustment to pre-emergence deferred tax assets and reserves	4

Balance at June 30, 2008	5,169

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

During the three months ended March 31, 2008, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest Airlines Corporation (“Northwest”) established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 11). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the second step of the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million due to the net increase in the fair value of our other assets and liabilities for a total impairment charge to $6.9 billion. In estimating fair value under this second step, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. During the six months ended June 30, 2008, we increased goodwill by $4 million associated with adjustments to pre-emergence deferred tax assets and reserves.

In addition to the goodwill impairment charge, we recorded a non-cash charge of $357 million ($238 million after tax) to reduce the carrying value of certain intangible assets based on their revised estimated fair values. This charge was recorded to impairment of intangible assets on our Consolidated Statement of Operations for the three and six months ended June 30, 2008. The following tables reflect the changes in the carrying amount of intangible assets at June 30, 2008:

Indefinite-Lived Intangible Assets

(in millions)	Carrying Amount December 31, 2007	Impairment	Carrying Amount June 30, 2008
Trade name	$880	$(30)	$850
Takeoff and arrival slots	635	(85)	550
SkyTeam alliance	480	(199)	281
Other	2	—	2

Total	$1,997	$(314)	$1,683

Definite-Lived Intangible Assets

(in millions)	Net Carrying Amount December 31, 2007	Amortization	Impairment	Net Carrying Amount June 30, 2008
Marketing agreements	$581	(97)	—	$484
Contracts	195	(8)	(12)	175
Customer relationships	33	(2)	(31)	—

Total	$809	$(107)	$(43)	$659

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) long-term negative trends in our market capitalization, (2) continued high fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) consolidation of competitors within the industry. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Reclassifications

We reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.

3. FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements (“SFAS 157”), among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,093	$3,093	$—	$—
Short-term investments	103	—	—	103
Fuel hedge derivatives	1,229	—	234	995

Our fuel hedge option contracts are valued under the income approach using option-pricing models. During the June 2008 quarter, we reevaluated the valuation inputs used for our option contracts. As a result, we reclassified these contracts from Level 2 to Level 3 within SFAS 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

(in millions)	Short-term Investments	Fuel Hedging Derivatives
Balance at December 31, 2007	$107	$—
Transfers to Level 3	—	53
Change in fair value included in earnings	(4)	231
Change in fair value included in other comprehensive income	—	789
Purchases and settlements	—	(78)

Balance at June 30, 2008	$103	$995

(Losses) gains included in earnings attributable to the change in unrealized (losses) gains relating to assets still held at June 30, 2008	$(4)	$14

Gains (losses) included in earnings (above) for the six months ended June 30, 2008 are recorded on our Consolidated Statement of Operations as follows:

(in millions)	Fuel Expense and Related Taxes	Other (Expense) Income
Total gains (losses) included in earnings	$225	$(8)

Change in unrealized gains relating to assets still held at June 30, 2008	$—	$10

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

(in millions)	June 30, 2008	Significant Unobservable Inputs (Level 3)	Total Impairment
Goodwill	$5,169	$5,169	$6,939
Indefinite-lived intangible assets	1,683	1,683	314
Definite-lived intangible assets	659	659	43

At December 31, 2007, we had goodwill of $12.1 billion, indefinite-lived intangible assets of $2.0 billion and definite-lived intangible assets of $809 million. During the six months ended June 30, 2008, we recorded non-cash impairment charges of $6.9 billion for goodwill, $314 million for indefinite-lived intangible assets and $43 million for definite-lived intangible assets. For additional information regarding these impairments, see Note 2.

We did not record any other fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

4. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

Our results of operations are materially impacted by changes in the price of aircraft fuel. In an effort to manage our exposure to changes in aircraft fuel prices, we periodically enter into derivative contracts comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our contract carriers under capacity purchase agreements. As of June 30, 2008, our open fuel hedge contracts had an estimated fair value gain of $1.2 billion, which is recorded in fuel hedge derivatives within both current and other assets on our Consolidated Balance Sheet.

In accordance with our fuel hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on fuel hedge contracts, and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. The amount of the margin, if any, is periodically adjusted based on the fair value of the fuel hedge contracts. The margin requirements are intended to mitigate a party’s exposure to market volatility and the associated contracting party risk.

The fuel hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in fuel hedge margin on our Consolidated Balance Sheet. The margin we provide to counterparties is recorded in restricted cash on our Consolidated Balance Sheet. All cash flows associated with purchasing and selling fuel hedge contracts are classified as operating cash flows on our Condensed Consolidated Statement of Cash Flows.

At June 30, 2008, we held $973 million of fuel hedge margin from counterparties, $671 million of which is recorded in cash and cash equivalents and $302 million of which is recorded in restricted cash on our Consolidated Balance Sheet. At June 30, 2008, we were not required to fund any fuel hedge margin with counterparties.

For option contracts entered into during 2008, we assess effectiveness based on the total changes in an option’s cash flows (the measurement includes the option’s total change in fair value, not just the change in intrinsic value). Ineffectiveness is measured as the excess, if any, of the cumulative change in fair value of the option over the cumulative change in fair value of a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the cumulative change in expected cash flows from the purchase of aircraft fuel.

For option contracts entered into prior to 2008, ineffectiveness is measured based on the intrinsic value of the derivative. The difference between the fair value and intrinsic value represents the time value of the option contract. Time value is excluded from the calculation of ineffectiveness and amortized to other (expense) income on our Consolidated Statements of Operations.

As of June 30, 2008, our fuel hedging position for the six months ending December 31, 2008 and the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at June 30, 2008
Six months ending December 31, 2008	44%	$628
2009	22	455
2010	5	146

Total	20%	$1,229

Gains (losses) recorded on our Consolidated Statements of Operations for the three months ended June 30, 2008, the two months ended June 30, 2007 and the one month ended April 30, 2007 related to our fuel hedge contracts are as follows:

	Aircraft fuel and related taxes			Other (expense) income
	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007
Open fuel hedge contracts	$—	$—	$—	$23	$2	$(7)
Settled fuel hedge contracts	313	4	10	8	—	(2)

Total	$313	$4	$10	$31	$2	$(9)

Gains (losses) recorded on our Consolidated Statements of Operations for the six months ended June 30, 2008, the two months ended June 30, 2007 and the four months ended April 30, 2007 related to our fuel hedge contracts are as follows:

	Aircraft fuel and related taxes			Other (expense) income
	Successor		Predecessor	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
Open fuel hedge contracts	$—	$—	$—	$6	$2	$15
Settled fuel hedge contracts	354	4	(8)	8	—	(1)

Total	$354	$4	$(8)	$14	$2	$14

For additional information about our fuel hedging program, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Interest Rate Swaps

From time to time, we may enter into interest rate swap agreements. We record interest rate swap agreements that qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) at their fair value on our Consolidated Balance Sheets and adjust these amounts and the related debt to reflect changes in their fair values. We record net periodic interest rate swap settlements as adjustments to interest expense in other income (expense) on our Consolidated Statements of Operations. During June 2008, we entered into interest rate swap agreements converting our interest rate exposure on a portion of our debt portfolio from a fixed rate to a floating rate. The interest rate swap agreements have an aggregate notional amount of $1 billion maturing September 2011 through July 2012. The floating rates are based on three month LIBOR plus a margin.

At June 30, 2008, our interest rate swap agreements had a fair value of $3 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheet. In accordance with fair value hedge accounting, the carrying value of our long-term debt at June 30, 2008 included $3 million of adjustments to debt.

5. DEBT

Aircraft Financing

During the March 2008 quarter, we entered into a facility to refinance debt that matured in January 2008 and to finance two B-777-200LR aircraft deliveries. Borrowings under this facility are secured by certain aircraft, including the two B-777-200LR aircraft described above, that we own. At June 30, 2008, total borrowings under this facility were $518 million. Our obligations under this facility will be paid in installments through February 20, 2020 and bear interest at a floating rate based on LIBOR plus a margin.

Pre-Delivery Deposits Financing

In December 2007, we entered into a facility to borrow up to $233 million to finance certain pre-delivery payments payable by us to The Boeing Company (“Boeing”) for future deliveries of 10 B-737-700 aircraft and eight B-777-200LR aircraft.

The facility consists of 18 separate loans, one loan for each covered aircraft. The separate loan for each covered aircraft matures upon the delivery of that aircraft to us by Boeing. The loans under the facility have various maturity dates, beginning in February 2008 through August 2009, and bear interest at a floating rate based on LIBOR plus a margin.

During the six months ended June 30, 2008, we borrowed $47 million under this facility, net of repayments by us, upon the delivery of covered aircraft. As of June 30, 2008, $203 million of borrowings were outstanding under this facility.

For additional information regarding this facility, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

CRJ-900 Financing

In September 2007, we and our wholly owned subsidiary, Comair, each entered into separate agreements to borrow up to $290 million with respect to future deliveries of CRJ-900 aircraft. We guarantee payment on behalf of Comair. Our obligations under these debt agreements are secured by the underlying aircraft.

A separate loan for each CRJ-900 aircraft is issued upon delivery of that aircraft to us. Our obligations under these agreements will be paid in installments over 15-years after delivery. The loans under these agreements will have various maturity dates and bear interest at a floating rate based on LIBOR plus a margin.

As of June 30, 2008, a total of $397 million of borrowings were outstanding under these agreements.

Other Aircraft Financing Arrangements

In July 2008, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, a substantial portion of the purchase price for the future deliveries of all then-outstanding firm orders of Mainline aircraft (including options for two B-777-200LR aircraft we exercised in July 2008, but excluding orders for 32 B-773-800 aircraft that we have definitive agreements to sell to third parties immediately following delivery to us by the manufacturer). Borrowings under this commitment (1) will be due in monthly installments for 12 years after the date of borrowing and (2) bear interest at LIBOR plus a margin.

Covenants

We were in compliance with all debt and aircraft lease financing agreement covenants at June 30, 2008.

6. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of June 30, 2008 approximate $2.6 billion. The following table shows the timing of these commitments:

Year Ending December 31, (in millions)	Amount
Six months ending December 31, 2008	$590
2009	1,310
2010	710

Total	$2,610

Our aircraft order commitments as of June 30, 2008 consist of firm orders to purchase six B-777-200LR aircraft, 10 B-737-700 aircraft, 34 B-737-800 aircraft and 15 CRJ-900 aircraft as discussed below. Our firm orders to purchase 34 B-737-800 aircraft include 32 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. These sales will reduce our future commitments by approximately $1.3 billion during the period from 2008 through 2010 ($80 million, $590 million and $650 million for 2008, 2009 and 2010, respectively). We have received long-term, secured financing commitments from a third party for a substantial portion of the purchase price for our firm orders for Mainline aircraft, as discussed in Note 5.

During 2007, we entered into agreements with Bombardier Inc. (“Bombardier”) to purchase 44 CRJ-900 aircraft for delivery between August 2007 and February 2010. These aircraft will be delivered in two-class, 76 seat configuration. We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for these orders. We expect these CRJ-900 aircraft will be operated by regional air carriers under our capacity purchase agreements. Our agreements with Bombardier permit us to assign to other carriers our CRJ-900 aircraft orders and related support provisions. In April 2007, we assigned to Pinnacle Airlines, Inc. (“Pinnacle”) our orders to purchase 16 CRJ-900 aircraft (the “CRJ-900 Assigned Aircraft”). The remaining 28 CRJ-900 aircraft are scheduled for delivery through May 2009. As of June 30, 2008, we had accepted delivery of 20 of these 28 CRJ-900 aircraft, seven of which are being leased to a contract carrier.

The above table includes the potential commitment by us for the CRJ-900 Assigned Aircraft. Pinnacle is required to purchase and make the related payments for those aircraft. We are required to cure any default by Pinnacle of its purchase obligation, and have certain indemnification rights against it for costs incurred in effecting such a cure. As of June 30, 2008, Pinnacle has accepted delivery of nine of the 16 CRJ-900 Assigned Aircraft, and we have received no notice that Pinnacle has defaulted on its purchase obligation.

In July 2008, we exercised options to purchase two additional B-777-200LR aircraft for delivery in 2010. These orders are covered by the third party financing commitment discussed above in Note 5.

Contract Carrier Agreements

Capacity Purchase Agreements. During the six months ended June 30, 2008, seven regional air carriers (in addition to Comair) operated for us pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft under our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

The following table shows the estimated payments under these capacity purchase agreements. The payments set forth in the table assume certain levels of flying by the contract carriers, but this flying is subject to change in accordance with the terms of the agreements between us and the contract carriers and other factors. The payments also reflect assumptions regarding certain costs such as fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the estimated payments set forth in the table.

Year Ending December 31, (in millions)	Amount(1)(2)(3)
Six months ending December 31, 2008	$1,520
2009	3,030
2010	3,100
2011	3,160
2012	3,010
Thereafter	17,350

Total	$31,170

(1)

These amounts represent estimated payments based on certain assumptions under our capacity purchase agreements with Atlantic Southeast Airlines, Inc., Chautauqua, ExpressJet Airlines, Inc. (“Express Jet”), Freedom, Pinnacle, Shuttle America and SkyWest Airlines, Inc. (excluding contract carrier lease payments accounted for as operating leases, which are described in Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K). Our capacity purchase agreement with ExpressJet will terminate by mutual agreement as of September 1, 2008.

(2)

In March 2008, we issued a notice to Freedom to terminate, effective June 30, 2008, their ERJ-145 capacity purchase agreement due to Freedom’s failure to meet certain minimum operational performance requirements under the agreement. Freedom filed a lawsuit against us in the U.S. District Court for the Northern District of Georgia alleging, among other things, that our termination of the agreement was wrongful. In May 2008, the District Court granted Freedom’s request for a preliminary injunction, temporarily enjoining us from terminating Freedom’s ERJ-145 capacity purchase agreement. We have appealed this ruling to the U.S. Court of Appeals for the Eleventh Circuit.

(3)

In June 2008, we issued a notice to Pinnacle of our intent to terminate its capacity purchase agreement due to Pinnacle’s failure to meet certain minimum operational performance requirements under the agreement. Pinnacle has advised us that it believes we do not have the right to terminate the agreement. We have agreed for Pinnacle to continue as a connection carrier through September 2008 and are in discussions with Pinnacle regarding whether the matters underlying the termination notice can be resolved through mutual agreement. As a result of these matters, the table above does not include any payment we would have made to Pinnacle after September 2008.

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

We estimate that the total fair values, determined as of June 30, 2008, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $470 million and $360 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $56 million and $34 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 44 passengers. A number of lawsuits also name Delta, the Federal Aviation Administration (the “FAA”) and the third crew member, as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of July 8, 2008, settlements have been reached with the families of 17 of the 47 passengers. All the remaining passenger lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky and have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

On July 8, 2008, the District Court granted Delta’s motion to dismiss all claims against Delta in the pending lawsuits. Comair continues to pursue settlement negotiations with the plaintiffs in these lawsuits. The settled cases have been dismissed with prejudice.

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

Further, if either we or the Processor determines not to extend the term of the Amended Processing Agreement beyond October 31, 2008, then the Processor may maintain a Reserve, if we do not maintain a certain amount of cash, during the period of 90 days before the expiration date of the agreement. The Reserve would equal approximately 100% of the value of tickets for which we had received payment under the Amended Processing Agreement, but which have not been used for travel. Such a Reserve would be released to us following termination of the Amended Processing Agreement as tickets are used for travel. There was no Reserve as of June 30, 2008.

American Express

Our American Express credit card processing agreement, entered into in 2004 and amended in 2005, provides that American Express is permitted to withhold our receivables in certain circumstances. These circumstances include a material increase in the risk that we will be unable to meet our obligations under the agreement or that our business undergoes a material adverse change that materially increases American Express’ risk of loss. No amounts were withheld as of June 30, 2008.

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

Certain of our aircraft and other financing transactions include provisions, which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In certain of these financing transactions, we also bear the risk of certain changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

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

Employees Under Collective Bargaining Agreements

At June 30, 2008, we had a total of 55,397 full-time equivalent employees. Approximately 17% of these employees, including all of our pilots, are represented by labor unions. The following table presents certain information concerning the union representation of our active domestic employees as of June 30, 2008.

Employee Group	Approximate Number of Employees Represented	Union		Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	6,590	ALPA		December 31, 2009
Delta Flight Superintendents	182	PAFCA	(1)	January 1, 2010
Comair Pilots	1,434	ALPA		March 2, 2011
Comair Maintenance Employees	528	IAM	(2)	December 31, 2010
Comair Flight Attendants	945	IBT	(3)	December 31, 2010

The table above was not subject to the review procedures of our Independent Registered Public Accounting Firm.

(1)	PAFCA—Professional Airline Flight Controllers’ Association

(2)	IAM—International Association of Machinists and Aerospace Workers

(3)	IBT—International Brotherhood of Teamsters

In March 2008, the National Mediation Board authorized an election to determine whether to certify the Association of Flight Attendants/Communication Workers of America (“AFA”) as the collective bargaining representative for Delta’s over 13,000 flight attendants. In May 2008, the National Mediation Board announced that a substantial majority of eligible flight attendants rejected AFA representation.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through December 31, 2008. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

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

7. EMPLOYEE BENEFIT PLANS

Net Periodic Cost

Net periodic cost for the three and six months ended June 30, 2008, the two months ended June 30, 2007 and the one month and four months ended April 30, 2007 includes the following components:

	Pension Benefits
	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	114	74	36	228	74	145
Expected return on plan assets	(106)	(70)	(32)	(211)	(70)	(129)
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	—	—	5	—	—	19
Settlement gain on termination	—	—	(30)	—	—	(30)
Revaluation of liability	—	—	(143)	—	—	(143)

Net periodic (benefit) cost	$8	$4	$(164)	$17	$4	$(138)

	Other Postretirement Benefits
	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
Service cost	$2	$2	$1	$4	$2	$4
Interest cost	14	10	5	29	10	21
Amortization of prior service benefit	—	—	(8)	—	—	(31)
Recognized net actuarial loss	(1)	—	2	(3)	—	8
Revaluation of liability	—	—	49	—	—	49

Net periodic cost	$15	$12	$49	$30	$12	$51

	Other Postemployment Benefits
	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
Service cost	$7	$5	$3	$14	$5	$8
Interest cost	32	21	10	63	21	41
Expected return on plan assets	(38)	(26)	(13)	(75)	(26)	(51)
Amortization of prior service benefit	—	—	—	—	—	(2)
Recognized net actuarial loss	—	—	1	—	—	5
Revaluation of liability	—	—	(273)	—	—	(273)

Net periodic (benefit) cost	$1	$—	$(272)	$2	$—	$(272)

For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income primarily includes (1) our reported net (loss) income, (2) changes in our unrecognized pension, postretirement and postemployment benefit liabilities, (3) changes in the effective portion of our open fuel hedge contracts which qualify for hedge accounting and (4) changes in our deferred tax asset valuation allowance as a result of items (2) and (3) above.

The following table shows our comprehensive (loss) income for the three and six months ended June 30, 2008, the two months ended June 30, 2007 and the one month and four months ended April 30, 2007:

	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
Net (loss) income	$(1,044)	$164	$1,428	$(7,434)	$164	$1,298
Gains on effective portion of our open fuel hedge contracts, net of tax effect	497	5	(8)	621	5	69
Deferred tax asset valuation allowance	305	3	—	396	3	—
Other	(1)	—	6	(1)	—	6

Comprehensive (loss) income	$(243)	$172	$1,426	$(6,418)	$172	$1,373

9. RESTRUCTURING AND OTHER RESERVES

In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees with the intent of reducing planned workforce levels by approximately 2,000 positions. Approximately 4,200 employees elected to participate in these programs, which have been accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” We recorded $96 million and $112 million in restructuring and related items on our Consolidated Statement of Operations for the three and six months ended June 30, 2008 in connection with the workforce reduction programs. We expect any additional charges to be incurred in connection with the workforce reduction programs will be immaterial.

The following table shows charges recorded for restructuring and related items for the three and six months ended June 30, 2008 related to (1) severance and related costs under our 2008 voluntary workforce reduction program and (2) facility closures and other costs:

(in millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Severance and related costs	$96	$112
Facilities and other	6	6

Total	$102	$118

The following table shows our restructuring and related items balances as of June 30, 2008, and the activity for the six months then ended related to (1) severance and related costs under our 2008 voluntary workforce reduction programs and (2) facility closures and other costs:

(in millions)	Balance at December 31, 2007	Additional Costs and Expenses	Payments	Balance at June 30, 2008
Severance and related costs	$—	$112	$(11)	$101
Facilities and other(1)	3	6	(1)	8

Total	$3	$118	$(12)	$109

(1)

The facilities and other balance includes costs related primarily to (1) future lease payments on closed facilities and (2) contract termination fees. During the six months ended June 30, 2008, we recorded a $6 million charge related primarily to the closure of certain facilities.

10. (LOSS) EARNINGS PER SHARE

We calculate basic (loss) earnings per share by dividing the net (loss) earnings attributable to common shareowners by the weighted average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan of Reorganization, are considered outstanding common shares and included in the computation of basic earnings per share. Accordingly, all 386 million shares contemplated by the Plan of Reorganization to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic (loss) earnings per share for the three and six months ended June 30, 2008 and the two months ended June 30, 2007.

Diluted (loss) earnings per share includes the dilutive effects of stock options and restricted stock. To the extent stock options and restricted stock are anti-dilutive, they are excluded from the calculation of earnings per share. For the three and six months ended June 30, 2008, we excluded from our earnings per share calculations all common stock equivalents because their effect on earnings per share was anti-dilutive. For additional information regarding these shares, see Note 16 of the Notes to the Consolidated Financial Statements in our Form 10-K.

The following table shows our computation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2008, the two months ended June 30, 2007 and the one month and four months ended April 30, 2007:

	Successor		Predecessor	Successor		Predecessor
(in millions, except per share data)	Three Months Ended June 30, 2008	Two Months Ended June 30, 2007	One Month Ended April 30, 2007	Six Months Ended June 30, 2008	Two Months Ended June 30, 2007	Four Months Ended April 30, 2007
Basic:
Net (loss) income	$(1,044)	$164	$1,428	$(7,434)	$164	$1,298
Basic weighted average shares outstanding	395.7	393.6	197.3	395.7	393.6	197.3

Basic (loss) earnings per share	$(2.64)	$0.42	$7.24	$(18.79)	$0.42	$6.58

Diluted:
Net (loss) income	$(1,044)	$164	$1,428	$(7,434)	$164	$1,298
Gain recognized on the forgiveness of convertible debt	—	—	(216)	—	—	(216)

Net (loss) income assuming conversion	$(1,044)	$164	$1,212	$(7,434)	$164	$1,082

Basic weighted average shares outstanding	395.7	393.6	197.3	395.7	393.6	197.3
Additional shares assuming:
Restricted shares	—	0.2	—	—	0.2	—
Conversion of 8.0% Convertible Senior Notes	—	—	12.5	—	—	12.5
Conversion of 2 7/8% Convertible Senior Notes	—	—	23.9	—	—	23.9

Weighted average shares outstanding, as adjusted	395.7	393.8	233.7	395.7	393.8	233.7

Dilutive (loss) earnings per share	$(2.64)	$0.42	$5.19	$(18.79)	$0.42	$4.63

11. MERGER AND RELATED MATTERS

On April 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest whereby Northwest will become a wholly owned subsidiary of Delta. The merger has been approved by the Board of Directors of each company.

Under the terms of the Merger Agreement, each outstanding share of Northwest common stock (including those shares issuable pursuant to Northwest’s plan of reorganization under Chapter 11) will be exchanged for 1.25 shares of Delta common stock. Northwest stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio. In addition, we have agreed to issue common stock equal to 3.5% of our fully-diluted outstanding shares for Delta pilots and 2.38% of our fully-diluted outstanding shares for Northwest pilots (after giving effect to the shares issued in connection with the merger), effective on the closing of the merger and subject to ratification by Delta and Northwest pilots of the tentative combined collective bargaining agreement, described below, and approval by Delta stockholders of the amendment to the Delta 2007 Performance Compensation Plan to increase the number of shares of Delta common stock issuable under that plan. We have also announced our intention to issue to U.S. based non-pilot employees of Delta and Northwest shares of our common stock equal to 4% of our fully-diluted outstanding shares (after giving effect to the shares issued in connection with the merger), effective on the closing of the merger and subject to shareholder approval of the amendment to the Delta 2007 Performance Compensation Plan to increase the number of shares of Delta common stock issuable under that plan.

Completion of the merger is subject to customary conditions, including approval by holders of common stock of Northwest and Delta and regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable merger control laws of the European Commission. The Merger Agreement contains certain termination rights for both Delta and Northwest. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Northwest may be required to pay to Delta, or Delta may be required to pay to Northwest, a termination fee of $165 million. We currently target the merger to close by the end of 2008.

Certain contracts, employee benefit arrangements and debt instruments of Delta and Northwest contain change in control provisions that may be triggered by the merger, resulting in changes to the terms or settlement amounts of the contracts, arrangements or instruments.

We have also reached a tentative combined collective bargaining agreement that would cover Delta’s pilots and Northwest’s pilots upon the closing of the merger. The tentative combined agreement is subject to separate ratification by Delta and Northwest pilots, would become effective on the closing of the merger and would become amendable on December 31, 2012. We cannot predict the outcome of the separate ratification votes by Delta or Northwest pilots. The Delta Master Executive Council (the “Delta MEC”), the governing body of the Delta unit of ALPA, the Northwest Master Executive Council (the “Northwest MEC”), the governing body of the Northwest Airlines, Inc. unit of ALPA, and ALPA have also agreed to adopt and be bound by a Process Agreement relating to the determination of an integrated seniority list, which would become effective upon the closing of the merger, for the combined Delta and Northwest pilot groups. The parties to the Process Agreement may not revise, waive any material right under, or terminate the Process Agreement without our consent.

If the stockholders of Delta do not approve an amendment to the Delta 2007 Performance Compensation Plan to increase the number of shares of Delta common stock issuable under that plan, the Delta MEC and the Northwest MEC will separately have the ability, prior to the closing of the merger, to terminate the transaction framework agreement that we have entered into with the Delta MEC, the Northwest MEC and ALPA. Such a termination would cause the transaction framework agreement and the combined collective bargaining agreement to become void. If those agreements become void, we cannot assure you when or whether we could reach new agreements with the pilot groups.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. We offer service, including Delta Connection carrier service, to 327 destinations in 62 countries in July 2008. We are a founding member of SkyTeam, a global airline alliance that provides customers with extensive worldwide destinations, flights and services. Including our SkyTeam and worldwide codeshare partners, we offer flights to 499 worldwide destinations in 105 countries in July 2008.

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

For purposes of management’s discussion and analysis of the results of operations in this Form 10-Q, we combined the results of operations for (1) the one month ended April 30, 2007 of the Predecessor with the two months ended June 30, 2007 of the Successor and (2) the four months April 30, 2007 of the Predecessor with the two months ended June 30, 2007 of the Successor. We then compare the combined results of operations for the three and six months ended June 30, 2007 with the corresponding periods in the current year.

We believe the combined results of operations for the three and six months ended June 30, 2007 provide management and investors with a more meaningful perspective on Delta’s financial and operational performance than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the six months ended June 30, 2007.

Recent Developments

Merger

On April 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest Airlines Corporation (“Northwest”) whereby Northwest will become a wholly owned subsidiary of Delta. The merger better positions us to manage through economic cycles and volatile fuel prices, to invest in our fleet and to improve services for customers. We believe the merger will generate approximately $2 billion in annual revenue and cost synergies by 2012 from more effective aircraft utilization, a more comprehensive and diversified route system and cost synergies from reduced overhead and improved operational efficiency. The merger has been approved by the Board of Directors of each company.

Under the terms of the Merger Agreement, each outstanding share of Northwest common stock (including those shares issuable pursuant to Northwest’s plan of reorganization under Chapter 11) will be exchanged for 1.25 shares of Delta common stock. Northwest stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio. In addition, we have agreed to issue common stock equal to 3.5% of our fully-diluted outstanding shares for Delta pilots and 2.38% of our fully-diluted outstanding shares for Northwest pilots (after giving effect to the shares issued in connection with the merger), effective on the closing of the merger and subject to ratification by Delta and Northwest pilots of the tentative combined collective bargaining agreement, described below, and approval by Delta stockholders of the amendment to the Delta 2007 Performance Compensation Plan to increase the number of shares of Delta common stock issuable under that plan. We have also announced our intention to issue to U.S. based non-pilot employees of Delta and Northwest shares of our common stock equal to 4% of our fully-diluted shares (after giving effect to the shares issued in connection with the merger), effective on the closing of the merger and subject to stockholder approval of the amendment to the Delta 2007 Performance Compensation Plan to increase the number of shares of Delta common stock issuable under that plan.

Completion of the merger is subject to customary conditions, including approval by holders of common stock of Northwest and Delta and regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable merger control laws of the European Commission. The Merger Agreement contains certain termination rights for both Delta and Northwest. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Northwest may be required to pay to Delta, or Delta may be required to pay to Northwest, a termination fee of $165 million. We currently target the merger to close by the end of 2008.

ALPA Matters

In connection with the Merger Agreement, we reached an agreement with the Air Line Pilots Association, International (“ALPA”) to modify the existing collective bargaining agreement covering Delta’s pilots, which was ratified by Delta pilots. Subsequently, we reached a tentative combined collective bargaining agreement that would cover Delta’s pilots and Northwest’s pilots upon the closing of the merger. The tentative combined agreement is subject to separate ratification by Delta and Northwest pilots, would become effective on the closing of the merger and would become amendable on December 31, 2012. The Delta Master Executive Council (the “Delta MEC”), the governing body of the Delta unit of ALPA, and the Northwest Master Executive Council (the “Northwest MEC”), the governing body of the Northwest Airlines, Inc. unit of ALPA, have each agreed to recommend that Delta and Northwest pilots, respectively, ratify the tentative combined agreement and use their reasonable best efforts to cause a ratification vote by August 25, 2008. We cannot predict the outcome of the ratification vote by Delta or Northwest pilots. The Delta MEC, the Northwest MEC and ALPA have also agreed to adopt and be bound by a Process Agreement relating to the determination of an integrated seniority list, which would become effective upon the closing of the merger, for the combined Delta and Northwest pilot groups. The parties to the Process Agreement may not revise, waive any material right under, or terminate the Process Agreement without our consent.

If the stockholders of Delta do not approve an amendment to the Delta 2007 Performance Compensation Plan to increase the number of shares of Delta common stock issuable under that plan, the Delta MEC and the Northwest MEC will separately have the ability, prior to the closing of the merger, to terminate the transaction framework agreement that we have entered into with the Delta MEC, the Northwest MEC and ALPA. Such a termination would cause the transaction framework agreement and the combined collective bargaining agreement to become void. If those agreements become void, we cannot assure you when or whether we could reach new agreements with the pilot groups.

Antitrust Immunity

On May 23, 2008, the U.S. Department of Transportation issued a final order granting antitrust immunity for alliance agreements allowing coordination of pricing, schedules, sales and other marketing activities in transatlantic markets between Delta, Northwest, Air France, KLM, Alitalia and CSA Czech Airlines. The order, effectively combines the preexisting antitrust immunity between (1) Northwest and KLM and (2) Delta, Air France, Alitalia, and CSA Czech Airlines in the transatlantic markets. The grant of immunity is subject to a number of conditions, including the implementation of a planned four-way transatlantic joint venture between Delta, Air France, Northwest and KLM, within 18 months of the date of the final order.

Overview of June 2008 Quarter Results

In the June 2008 quarter, we recorded a consolidated net loss of $1.0 billion, which includes a $1.2 billion non-cash charge ($1.1 billion after tax) from an impairment of goodwill and other intangible assets.

Business Initiatives

The rapid increase in fuel costs to record high levels (crude oil prices have increased from an average of $68 per barrel in June 2007 to an average of $134 per barrel in June 2008) and the weakening U.S. economy continue to place significant pressure on the airline industry and our business. Fuel prices for the June 2008 quarter, including those of our contract carriers, accounted for over $1.0 billion of the increase in total operating expense (offset by $313 million in effective fuel hedges) as compared to the June 2007 quarter.

In March 2008, we announced we had recalibrated our 2008 business plan with a focus on preserving liquidity in light of the significant increase in crude oil prices. During the June 2008 quarter, as fuel prices continued to rise, we reevaluated our flight schedule, targeting additional reductions in capacity. We now expect system capacity for the second half of 2008 to be down 4% compared to 2007, with domestic capacity down 13% and international capacity up 14%. We have also implemented revenue and productivity initiatives as well as continued to build our fuel hedging portfolio to help address high fuel costs. As a result of our actions, we mitigated nearly 80% of the impact of higher fuel prices during the June 2008 quarter.

Results of Operations—June 2008 and 2007 Quarters

Net (Loss) Income

We had a consolidated net loss of $1.0 billion for the June 2008 quarter and consolidated net income of $1.6 billion for the June 2007 quarter. The results for the June 2008 quarter reflect (1) a $1.2 billion non-cash charge ($1.1 billion after tax) from an impairment of goodwill and other intangible assets, (2) the impact of increased jet fuel prices to record high levels and (3) a weakening domestic economy. The June 2007 quarter results include a $1.3 billion gain to reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy.

Operating Revenue

	Successor	Combined
(in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$3,627	$3,384	$243	7%
Regional affiliates	1,143	1,109	34	3%

Total passenger revenue	4,770	4,493	277	6%
Cargo	160	118	42	36%
Other, net	569	392	177	45%

Total operating revenue	$5,499	$5,003	$496	10%

Operating revenue totaled $5.5 billion for the June 2008 quarter, a $496 million, or 10%, increase compared to the June 2007 quarter. Passenger revenue increased 6% on a 2% increase in available seat miles (“ASMs”), or capacity, and a 0.5 point increase in load factor. The increase in passenger revenue reflects a rise of 4% and 5% in passenger mile yield and passenger revenue per available seat mile (“PRASM”), respectively. Mainline passenger revenue increased primarily due to (1) our increased service to international destinations, (2) yield management and (3) increased SkyMiles revenue, including changes made to the accounting for our SkyMiles program upon our adoption of fresh start reporting. Passenger revenue of regional affiliates increased primarily due to higher yield and a higher load factor, despite a 2% decrease in RPMs on a 3% decline in capacity. Other, net revenue increased primarily due to (1) increased administrative service charges and baggage handling fees, (2) growth in aircraft maintenance and repair services provided to third parties and (3) higher SkyMiles revenue primarily associated with an increase in fees related to the SkyMiles program.

	Successor	Increase (Decrease) Three Months Ended June 30, 2008 vs. 2007
(in millions)	Three Months Ended June 30, 2008	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$3,163	(1)%	(5)%	(6)%	4%	5%	0.7pts
International	1,583	26%	17%	16%	7%	8%	0.7pts
Charter	24	(3)%	(26)%	—	31%	(3)%	(9.9)pts

Total passenger revenue	$4,770	6%	2%	2%	4%	5%	0.5pts

North American Passenger Revenue. North American passenger revenue decreased by $45 million, or 1%, driven by a 5% decline in RPMs on a 6% decline in capacity. The passenger mile yield increased 4%. The decline in passenger revenue reflects the weakening domestic economy and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes.

International Passenger Revenue. International passenger revenue increased $323 million, or 26%, generated by a 17% increase in RPMs on a 16% increase in capacity and an 8% increase in PRASM. The passenger mile yield increased 7%. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin American markets, from the restructuring of our route network, combined with pricing initiatives implemented in response to the increasing cost of fuel. Our mix of domestic versus international capacity was 62% and 38%, respectively, in the three months ended June 30, 2008, compared to 66% and 34%, respectively, for the three months ended June 30, 2007.

Operating Expense

	Successor	Combined
(in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$1,678	$1,112	$566	51%
Salaries and related costs	1,092	1,039	53	5%
Contract carrier arrangements	931	769	162	21%
Depreciation and amortization	302	288	14	5%
Aircraft maintenance materials and outside repairs	295	247	48	19%
Contracted services	257	243	14	6%
Passenger commissions and other selling expenses	248	253	(5)	(2)%
Landing fees and other rents	185	182	3	2%
Passenger service	105	85	20	24%
Aircraft rent	67	56	11	20%
Impairment of goodwill	839	—	839	NM
Impairment of intangible assets	357	—	357	NM
Restructuring and related items	104	—	104	NM
Profit sharing	—	79	(79)	NM
Other	126	160	(34)	(21)%

Total operating expense	$6,586	$4,513	$2,073	46%

Operating expense was $6.6 billion for the June 2008 quarter, a $2.1 billion, or 46%, increase compared to the June 2007 quarter. Operating expense increased primarily due to (1) a $1.2 billion non-cash charge from an impairment of goodwill and other intangible assets, (2) higher fuel prices, including those of our contract carriers, which increased operating expense by more than $1.0 billion (partially offset by $313 million in fuel hedge gains), and (3) increased capacity. Operating capacity increased 2% to 38.7 billion ASMs due mainly to increases in service to international destinations, primarily in the Atlantic and Latin American markets and from the restructuring of our route network.

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased primarily due to higher average fuel prices. These increases were partially offset by gains on our fuel hedge derivatives. Fuel prices averaged $3.13 per gallon, including fuel hedge gains of $313 million, for the June 2008 quarter, compared to $2.09 per gallon, including fuel hedge gains of $14 million, for the June 2007 quarter.

Salaries and related costs. The increase in salaries and related costs reflects (1) a 4% increase in average Mainline headcount (primarily incurred prior to the departures under the voluntary workforce reduction programs) due to our assumption of Atlantic Southeast Airlines, Inc. (“ASA”) ramp operations in Atlanta and the hiring of pilots and flight attendants to staff our increased international flights, (2) increases in group insurance rates and (3) expense associated with share-based compensation.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to higher average fuel prices and an increase in passenger handling fees from higher contract rates. Fuel prices for our contract carriers averaged $3.85 per gallon for the June 2008 quarter, compared to $2.24 per gallon for the June 2007 quarter. These increases were partially offset by an adjustment associated with reimbursement for maintenance and crew related interrupted operations.

Aircraft maintenance materials and outside repairs. The increase in aircraft maintenance materials and outside repairs is primarily due to the cost of sales associated with growth in our maintenance and repair business.

Impairment of goodwill. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the second step of the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million for a total impairment charge of $6.9 billion.

Impairment of intangible assets. In addition to the goodwill impairment charge, we recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

Restructuring and related items. In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees. We recorded $96 million in restructuring and related charges for the June 2008 quarter in connection with these programs. In addition, we recorded $8 million in charges related to the closure of certain facilities and merger-related expenses.

Other. The decrease in other operating expense is primarily due to (1) a gain on sales of aircraft and (2) impairment charges recorded in 2007 on flight simulators.

Operating (Loss) Income and Operating Margin

We reported an operating loss of $1.1 billion and operating income of $490 million for the June 2008 and 2007 quarters, respectively. Operating margin, which is the ratio of operating (loss) income to operating revenues, was (20%) and 10% for the June 2008 and 2007 quarters, respectively.

Other (Expense) Income

Other expense, net for the June 2008 quarter was $76 million, compared to $138 million for the June 2007 quarter. This change is substantially attributable to (1) a $41 million, or 23%, decrease in interest expense primarily due to the repayment in 2007 of our debtor-in-possession financing facilities and other higher floating rate debt in connection with our emergence from Chapter 11 and the amortization of premiums associated with the revaluation of our debt and capital lease obligations in connection with our adoption of fresh start reporting, partially offset by interest expense on incremental borrowings and (2) a $33 million increase to miscellaneous, net associated with marking our fuel hedge derivatives to fair value. These improvements were partially offset by a $12 million decrease to interest income primarily due to lower interest rates.

Reorganization Items, Net

Reorganization items, net totaled a $1.3 billion gain for the June 2007 quarter, primarily consisting of the following:

•

Emergence gain. A net $2.1 billion gain due to our emergence from bankruptcy, comprised of (1) a $4.4 billion gain related to the discharge of liabilities subject to compromise in connection with the settlement of claims, (2) a $2.6 billion charge associated with the revaluation of our SkyMiles frequent flyer obligation and (3) a $238 million gain from the revaluation of our remaining assets and liabilities to fair value. For additional information regarding this gain, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

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

Income Taxes

We recorded an income tax benefit of $119 million for the June 2008 quarter as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our June 2008 quarter loss. The deferred tax asset resulting from such net operating losses is fully reserved by a valuation allowance.

For the June 2007 quarter, we recorded an income tax provision totaling $99 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. We will continue to assess the need for a full valuation allowance in future periods. In accordance with SOP 90-7, the reduction of the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of our recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. Accordingly, during the June 2007 quarter, we reduced goodwill by $103 million with respect to the realization of pre-emergence deferred tax assets.

Combined Results of Operations — Six Months Ended June 2008 and 2007

Net (Loss) Income

We had a consolidated net loss of $7.4 billion for the six months ended June 30, 2008, and consolidated net income of $1.5 billion for the six months ended June 30, 2007. The results for the six months ended June 30, 2008 reflect (1) a $7.3 billion non-cash charge ($7.2 billion after tax) from an impairment of goodwill and other intangible assets, (2) the impact of increased jet fuel prices to record high levels and (3) a weakening domestic economy. The results for the six months ended June 30, 2007 include a $1.2 billion gain to reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy.

Operating Revenue

	Successor	Combined
(in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$6,688	$6,167	$521	8%
Regional affiliates	2,182	2,056	126	6%

Total passenger revenue	8,870	8,223	647	8%
Cargo	294	230	64	28%
Other, net	1,101	791	310	39%

Total operating revenue	$10,265	$9,244	$1,021	11%

Operating revenue totaled $10.3 billion for the six months ended June 30, 2008, a $1.0 billion, or 11%, increase compared to the six months ended June 30, 2007. Passenger revenue increased 8% on a 3% increase in capacity and 0.7 point increase in load factor. The increase in passenger revenue is primarily due to a rise of 5% and 6% in passenger mile yield and PRASM, respectively. Mainline passenger revenue increased primarily due (1) our increased service to international destinations, (2) yield management and (3) increased SkyMiles revenue, including changes made to the accounting for our SkyMiles program upon our adoption of fresh start reporting. Passenger revenue of regional affiliates increased primarily due to higher yield and a higher load factor, which resulted in a 7% increase in PRASM on a 1% decline in capacity. Other, net revenue increased primarily due to (1) increased administrative service charges and baggage handling fees, (2) growth in aircraft maintenance and repair services provided to third parties and (3) higher SkyMiles revenue primarily associated with an increase in fees related to the SkyMiles program and increased purchases of SkyMiles by participating companies.

	Successor	Increase (Decrease) Six Months Ended June 30, 2008 vs. 2007
(in millions)	Six Months Ended June 30, 2008	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$6,084	1%	(3)%	(4)%	4%	6%	0.9pts
International	2,729	25%	15%	14%	9%	10%	0.7pts
Charter	57	13%	11%	10%	1%	3%	0.5pts

Total passenger revenue	$8,870	8%	3%	2%	5%	6%	0.7pts

North American Passenger Revenue. North American passenger revenue increased $88 million, or 1%, driven by a 0.9 point increase in load factor and 6% increase in PRASM on a 4% decline in capacity. The passenger mile yield increased 4%. The increases in passenger revenue and PRASM reflect the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes.

International Passenger Revenue. International passenger revenue increased $553 million, or 25%, generated by a 15% increase in RPMs from a 14% increase in capacity. The passenger mile yield and PRASM increased 9% and 10%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic and Latin American markets, from the restructuring of our route network, combined with pricing initiatives implemented in response to the increasing cost of fuel. Our mix of domestic versus international capacity was 64% and 36%, respectively, in the six months ended June 30, 2008, compared to 68% and 32%, respectively, for the six months ended June 30, 2007.

Operating Expense

	Successor	Combined
(in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$3,100	$2,060	$1,040	50%
Salaries and related costs	2,183	2,010	173	9%
Contract carrier arrangements	1,827	1,486	341	23%
Depreciation and amortization	599	579	20	3%
Aircraft maintenance materials and outside repairs	563	485	78	16%
Contracted services	511	486	25	5%
Passenger commissions and other selling expenses	473	473	—	—%
Landing fees and other rents	364	372	(8)	(2)%
Passenger service	189	156	33	21%
Aircraft rent	131	126	5	4%
Impairment of goodwill	6,939	—	6,939	NM
Impairment of intangible assets	357	—	357	NM
Restructuring and related items	120	—	120	NM
Profit sharing	—	79	(79)	NM
Other	257	287	(30)	10%

Total operating expense	$17,613	$8,599	$9,014	105%

Operating expense was $17.6 billion for the six months ended June 30, 2008, a $9.0 billion, or 105%, increase compared to the six months ended June 30, 2007. As discussed below, the increase in operating expense was primarily due to (1) a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets, (2) higher fuel prices, including those of our contract carriers, which increased operating expense by more than $1.7 billion (partially offset by $354 million in fuel hedge gains), and (3) increased capacity. Operating capacity increased 2% to 74.8 billion ASMs primarily due to higher contract carrier flying from our business plan initiatives to right-size capacity.

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased primarily due to higher average fuel prices. These increases were partially offset by gains on our fuel hedge derivatives. Fuel prices averaged $2.99 per gallon, including fuel hedge gains of $354 million, for the six months ended June 30, 2008, compared to $2.02 per gallon, including fuel hedge losses of $4 million, for the six months ended June 30, 2007.

Salaries and related costs. The increase in salaries and related costs reflects (1) a 6% increase in average Mainline headcount (primarily incurred prior to the departures under the workforce reduction programs) due to our assumption of ASA ramp operations in Atlanta and the hiring of pilots and flight attendants to staff our increased international flights, (2) increases in group insurance rates and (3) expense associated with share-based compensation.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to higher average fuel prices and an increase in passenger handling fees from higher contract rates. Fuel prices for our contract carriers averaged $3.49 per gallon for the six months ended June 30, 2008, compared to $2.07 per gallon for the six months ended June 30, 2007.

Aircraft maintenance materials and outside repairs. The increase in aircraft maintenance materials and outside repairs is primarily due to the cost of sales associated with growth in our maintenance and repair business.

Passenger Service. The increase in passenger service is primarily due to the increased cost of catering to international passengers and upgrades in our Business Elite cabins.

Impairment of goodwill. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined that goodwill was impaired and recorded a non-cash charge of $6.9 billion.

Impairment of intangible assets. In addition to the goodwill impairment charge, we recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

Restructuring and related items. In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees. We recorded $112 million in restructuring and related charges for the six months ended June 30, 2008 in connection with these programs. In addition, we recorded $8 million in charges related to the closure of certain facilities and merger-related expenses.

Profit sharing. Our broad-based employee profit sharing plan provides that, for each year in which we have an annual pre-tax profit (as defined), we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings for 2007, we accrued $79 million under the profit sharing plan. No accrual has been recorded for 2008.

Other. The decrease in other operating expense is primarily due to (1) credits for services provided for ASA ramp operations, (2) a gain on sales of aircraft and (3) impairment charges recorded in 2007 on flight simulators. These decreases were partially offset by increased navigation charges from our increased international operations and a prior year frequent flyer liability benefit.

Operating (Loss) Income and Operating Margin

We reported an operating loss of $7.3 billion for the six months ended June 30, 2008 and operating income of $645 million for the six months ended June 30, 2007. Operating margin, which is the ratio of operating income (loss) to operating revenues, was (72)% and 7% for the six months ended June 30, 2008 and 2007, respectively.

Other (Expense) Income

Other expense, net for the six months ended June 30, 2008 was $205 million, compared to $299 million for the six months ended June 30, 2007. This change is substantially attributable to a 25%, or $94 million, decrease in interest expense primarily due to the repayment of our debtor-in-possession financing facilities and other higher floating rate debt in connection with our emergence from Chapter 11 and the amortization of premiums associated with the revaluation of our debt and capital lease obligations in connection with our adoption of fresh start reporting, partially offset by interest expense on incremental borrowings.

Reorganization Items, Net

Reorganization items, net totaled a $1.2 billion gain for the six months ended June 30, 2007, primarily consisting of the following:

•

Emergence gain. A net $2.1 billion gain due to our emergence from bankruptcy. For additional information regarding this gain, see “Results of Operations - June 2008 and 2007 Quarters - Reorganization Items, Net” above.

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

Income Taxes

We recorded an income tax benefit of $119 million for the six months ended June 30, 2008 as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our loss for the six months ended June 30, 2008. The deferred tax asset resulting from such net operating losses is fully reserved by a valuation allowance.

For the six months ended June 30, 2007, we recorded an income tax provision totaling $99 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. We will continue to assess the need for a full valuation allowance in future periods. In accordance with SOP 90-7, the reduction of the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of our recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. Accordingly, during the six months ended June 30, 2007, we reduced goodwill by $103 million with respect to realization of pre-emergence deferred tax assets.

Operating Statistics

The following table sets forth our operating statistics for the three and six months ended June 30, 2008 and 2007.

	Successor		Combined		Successor		Combined
	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
Consolidated Combined:
RPMs (millions) (1)	32,269		31,578		60,473		58,790
ASMs (millions) (1)	38,736		38,127		74,827		73,407
Passenger Mile Yield (1)	14.78	¢	14.23	¢	14.67	¢	13.99	¢
PRASM (1)	12.31	¢	11.78	¢	11.85	¢	11.20	¢
Operating Cost Per Available Seat Mile (1) (2)	17.00	¢	11.84	¢	23.54	¢	11.71	¢
Passenger Load Factor (1)	83.3%		82.8%		80.8%		80.1%
Fuel Gallons Consumed (millions)	535		531		1,035		1,022
Average Price Per Fuel Gallon, Net of Hedging activity	$3.13		$2.09		$2.99		$2.02
Number of Aircraft in Fleet, End of Period	579		573		579		573
Full-Time Equivalent Employees, End of Period	55,397		55,542		55,397		55,542
Mainline:
RPMs (millions)	27,558		26,776		51,353		49,769
ASMs (millions)	32,902		32,130		63,172		61,684
Operating Cost Per Available Seat Mile	16.10	¢	10.69	¢	23.85	¢	10.53	¢
Number of Aircraft in Fleet, End of Period	450		440		450		440

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

•	ASA, SkyWest Airlines, Inc., Chautauqua Airlines, Inc., Freedom Airlines, Inc. and Shuttle America Corporation for all periods presented;

•	ExpressJet for the three and six months ended June 30, 2008 and from June 1 to June 30, 2007; and

•	Pinnacle for the three and six months ended June 30, 2008.

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

Financial Condition and Liquidity

We expect to meet our cash needs for 2008 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. We also have an undrawn $1.0 billion revolving credit facility that is a part of our senior secured exit financing facility. Our cash and cash equivalents and short-term investments were $3.3 billion at June 30, 2008, compared to $3.4 billion at June 30, 2007.

Significant Liquidity Events

Significant liquidity events during the six months ended June 30, 2008 are as follows:

•

As of June 30, 2008, our open fuel hedge contracts had an estimated fair value gain of $1.2 billion. In accordance with our fuel hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on fuel hedge contracts, and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. At June 30, 2008, we held $973 million of fuel hedge margin from counterparties, $671 million of which is recorded in cash and cash equivalents and $302 million of which is recorded in restricted cash on our Consolidated Balance Sheet. At June 30, 2008, we were not required to fund any fuel hedge margin with counterparties.

•

In February 2008, we entered into a facility to refinance debt that matured in January 2008 and finance two B-777-200LR aircraft deliveries in the March 2008 quarter. Borrowings under this facility are secured by certain aircraft, including the two B-777-200LR aircraft described above, that we own. At June 30 2008, total borrowings under this facility were $518 million. Our obligations under this facility will be paid in installments through February 20, 2020.

•

In December 2007, we entered into a facility to borrow up to $233 million to finance certain pre-delivery payments payable by us to The Boeing Company (“Boeing”) for future deliveries of 10 B-737-700 aircraft and eight B-777-200LR aircraft. During the six months ended June 30, 2008, we borrowed $47 million under this facility, net of repayments by us upon the delivery of covered aircraft. As of June 30, 2008, $203 million of borrowings were outstanding under this facility.

•

In September 2007, we and our wholly owned subsidiary, Comair, each entered into separate agreements to borrow up to $290 million with respect to future deliveries of CRJ-900 aircraft. We guarantee payment on behalf of Comair. Our obligations under these debt agreements are secured by the underlying aircraft. A separate loan for each CRJ-900 aircraft is issued upon delivery of that aircraft to us. Our obligations under these agreements will be paid in installments over 15-years after delivery. The loans under these agreements will have various maturity dates and bear interest at a floating rate based on LIBOR plus a margin. As of June 30, 2008, a total of $397 million of borrowings were outstanding under these agreements.

Sources and Uses of Cash

Cash flows from operating activities

Cash provided by operating activities was $1.3 billion and $815 million for the six months ended June 30, 2008 and 2007, respectively. Cash provided by operating activities was higher for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to (1) a $970 million decrease in short-term investments primarily from sales of auction rate securities, (2) $671 million of unrestricted fuel hedge margin we received from counterparties related to open fuel hedge contracts, (3) a $303 million reduction in restricted cash that had been set aside as collateral by credit card processors in 2007 and (4) a $195 million increase in advance ticket sales. These increases were partially offset by (1) an increase in fuel payments from the impact of record high fuel prices, as discussed above, (2) the payment of $175 million in premiums for fuel hedge derivatives entered into during 2008, (3) the payment of $158 million under our broad-based employee profit sharing plan and (4) a $127 million increase in accounts receivable associated with advance ticket sales and the timing of settlements of these receivables.

Cash flows from investing activities

Cash used in investing activities totaled $809 million and $153 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities was higher for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to (1) an increase in investment of $537 million for flight equipment and advanced payments for aircraft commitments and $41 million for ground property and equipment and (2) a $108 million reduction in the amount of cash released from restriction. These increases were partially offset by $56 million in proceeds from the sale of aircraft and other flight equipment.

Cash flows from financing activities

Cash provided by financing activities totaled $128 million for the six months ended June 30, 2008, compared to cash used in financing activities of $866 million for the six months ended June 30, 2007. Cash provided by financing activities for the six months ended June 30, 2008 primarily reflects $848 million in proceeds from aircraft financing, including those discussed above, partially offset by the repayment of $400 million of Series 2003-1 Enhanced Equipment Trust Certificates and scheduled principal payments on long-term debt and capital lease obligations.

Contractual Obligations

The following is a summary of significant changes in our contractual obligations since December 31, 2007:

•

Contract carrier obligations. As of June 30, 2008, the estimated payments under our capacity purchase agreements with contract carriers increased by a total of $5.2 billion for the period beginning in July 2008 and ending in 2020 compared to the estimate included in our Form 10-K. This increase is primarily associated with increases in fuel prices to record high levels. The estimated payments assume certain levels of flying under the capacity purchase agreements, but this flying is subject to change in accordance with the terms of the agreements between us and the contract carriers and other factors. The payments also reflect assumptions regarding certain costs such as fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from these estimated payments.

Application of Critical Accounting Policies

Critical Accounting Estimates

Goodwill and Other Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, reduced by liabilities, from the adoption of fresh start reporting, adjusted for impairment. The following table reflects the change in the carrying amount of goodwill at June 30, 2008:

(in millions)	Total
Balance at December 31, 2007	$12,104
Impairment charge	(6,939)
Adjustment to pre-emergence deferred tax assets and reserves	4

Balance at June 30, 2008	$5,169

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

During the three months ended March 31, 2008, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 11 of the Notes to the Condensed Consolidated Financial Statements). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the second step of the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million due to the net increase in the fair value of our other assets and liabilities for a total impairment charge to $6.9 billion. In estimating fair value under this second step, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. During the six months ended June 30, 2008, we increased goodwill by $4 million associated with adjustments to pre-emergence deferred tax assets and reserves.

In addition to the goodwill impairment charge, we recorded a non-cash charge of $357 million ($238 million after tax) to reduce the carrying value of certain intangible assets based on their revised estimated fair values. This charge was recorded to impairment of intangible assets on our Consolidated Statement of Operations for the three and six months ended June 30, 2008. The following tables reflect the change in the carrying amount of intangible assets at June 30, 2008:

Indefinite-Lived Intangible Assets

(in millions)	Carrying Amount December 31, 2007	Impairment	Carrying Amount June 30, 2008
Trade name	$880	$(30)	$850
Takeoff and arrival slots	635	(85)	550
SkyTeam alliance	480	(199)	281
Other	2	—	2

Total	$1,997	$(314)	$1,683

Definite-Lived Intangible Assets

(in millions)	Net Carrying Amount December 31, 2007	Amortization	Impairment	Net Carrying Amount June 30, 2008
Marketing agreements	$581	$(97)	$—	$484
Contracts	195	(8)	(12)	175
Customer relationships	33	(2)	(31)	—

Total	$809	$(107)	$(43)	$659

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) long-term negative trends in our market capitalization, (2) continued high fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) consolidation of competitors within the industry. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in the price of aircraft fuel. In an effort to manage our exposure to change in aircraft fuel prices, we periodically enter into derivative contracts comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our contract carriers under capacity purchase agreements. As of June 30, 2008, our open fuel hedge contracts had an estimated fair value gain of $1.2 billion, which is recorded in fuel hedge derivatives within both current and other assets on our Consolidated Balance Sheet.

In accordance with our fuel hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on fuel hedge contracts, and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. At June 30, 2008, we held $973 million of fuel hedge margin from counterparties, $671 million of which is recorded in cash and cash equivalents and $302 million of which is recorded in restricted cash on our Consolidated Balance Sheet. At June 30, 2008, we were not required to fund any fuel hedge margin with counterparties.

For the six months ended June 30, 2008, aircraft fuel and related taxes accounted for 18% of our total operating expenses. Aircraft fuel and related taxes for the six months ended June 30, 2008 increased 50% compared to the six months ended June 30, 2007 primarily due to higher average fuel prices. Fuel prices averaged $2.99 per gallon, including fuel hedge gains of $354 million, for the six months ended June 30, 2008, compared to $2.02 per gallon, including fuel hedge losses of $4 million, for the six months ended June 30, 2007.

As of June 30, 2008, our fuel hedging position for the six months ending December 31, 2008 and the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at June 30, 2008	Contract Fair Value Based Upon 10% Rise in Futures Prices(1)	Increase in Aircraft Fuel Expense Due to 10% Rise in Jet Fuel Price(2)
Six months ending December 31, 2008
Heating oil
Call options	$2.41	17%	$335	$421	$190
Swaps	2.72	5	78	102	55
Collars—cap/floor	2.98/2.90	3	32	45	28
Crude Oil
Collars—cap/floor	3.05/2.81	8	39	87	91
Jet Fuel
Swaps	2.92	11	144	197	114

Total		44%	$628	$852	$478

2009
Heating oil
Collars—cap/floor	$3.68/3.45	3%	$24	$71	$196
Crude oil
Swaps	2.57	1	12	18	49
Call options	2.05	10	325	408	771
Collars—cap/floor	2.97/2.76	8	94	209	656

Total		22%	$455	$706	$1,672

2010
Crude oil
Call options	$2.16	5%	$146	$188	$1,714

Total		5%	$146	$188	$1,714

(1)	Projection based upon average futures prices per gallon by contract settlement month.

(2)

Projection based upon estimated jet fuel price per gallon of $3.85, $4.22 and $4.46 for the six months ending December 31, 2008 and the years ending December 31, 2009 and 2010, respectively, and estimated aircraft fuel consumption of 1.2 billion gallons, 2.4 billion gallons and 2.5 billion gallons for the six months ending December 31, 2008 and the years ending December 31, 2009 and 2010, respectively.

Interest Rate Risk

Our exposure to market risk from volatility in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. During June 2008, we entered into interest rate swap agreements converting our interest rate exposure on a portion of our debt portfolio from a fixed rate to a floating rate. The interest rate swap agreements have an aggregate notional amount of $1 billion maturing September 2011 through July 2012. The floating rates are based on three month LIBOR plus a margin.

At June 30, 2008, our interest rate swap agreements had a fair value of $3 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheet. In accordance with fair value hedge accounting, the carrying value of our long-term debt at June 30, 2008 included $3 million of fair value adjustments.

ITEM 4.	Controls and Procedures

Management, including our Chief Executive Officer and President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including our Chief Executive Officer and President and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2008 to ensure that material information was accumulated and communicated to management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the June 2008 quarter, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2008 (Successor), and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 (Successor), the two-month period ended June 30, 2007 (Successor), the one-month and four-month periods ended April 30, 2007 (Predecessor), and the condensed consolidated statements of cash flows for the six-month period ended June 30, 2008 (Successor), the two-month period ended June 30, 2007 (Successor) and the four-month period ended April 30, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

July 16, 2008

PART II.     OTHER INFORMATION

ITEM 1.	Legal Proceedings

D’Augusta, et al. Antitrust Litigation

In June 2008, an antitrust lawsuit was filed in the U.S. District Court for the Northern District of California against us and Northwest Airlines Corporation in connection with our proposed merger with Northwest. The plaintiffs allege, among other things, that Delta and Northwest are substantial competitors on routes operated in the United States and that the proposed merger between Delta and Northwest would harm consumers through higher ticket prices and diminished airline services. The plaintiffs claim the merger, if consummated, would substantially lessen competition or create a monopoly in the transportation of airline passengers in the United States in violation of Section 7 of the Clayton Act. Plaintiffs seek a determination that the merger violates Section 7 of the Clayton Act, a preliminary and permanent injunction to prohibit the merger, costs and attorneys’ fees. The District Court has not scheduled a trial date for this lawsuit. We believe that the plaintiffs’ claims are without merit, and we intend to vigorously defend this lawsuit.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 44 passengers. A number of lawsuits also name Delta, the Federal Aviation Administration (the “FAA”) and the third crew member as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of July 8, 2008, settlements have been reached with the families of 17 of the 47 passengers. All the remaining passenger lawsuits are currently pending in the U.S. District Court for the Eastern District of Kentucky and have been consolidated as “In Re Air Crash at Lexington, Kentucky, August 27, 2006, Master File No. 5:06-CV-316.”

On July 8, 2008, the District Court granted Delta’s motion to dismiss all claims against Delta in the pending lawsuits. Comair continues to pursue settlement negotiations with the plaintiffs in these lawsuits. The settled cases have been dismissed with prejudice.

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

We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability likely to arise from this accident.

*            *            *

Item 3. Legal Proceedings,” of our Form 10-K includes a discussion of other legal proceedings.

ITEM 1A.	Risk Factors

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K

Risk Factors Relating to Delta

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further as a result of the merger with Northwest and the employee equity issuance.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal tax-exempt rate, set by the Internal Revenue Service.

As of December 31, 2007, we had approximately $9.1 billion of federal and state NOL carryforwards. We experienced an ownership change in 2007 as a result of our plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the merger agreement, we will elect out of Section 382(l)(5) of the Code, in which case Section 382(l)(6) of the Code will be applicable to the ownership changes that occurred pursuant to our plan of reorganization. Under Section 382(l)(6) of the Code, the determination of the value of the corporation, for purposes of determining the Section 382 limitation, includes any increase in the value of the corporation resulting from the surrender or cancellation of creditors’ claims in the reorganization. Nonetheless, a second ownership change could further limit our ability to utilize NOL carryforwards for taxable years including or following the subsequent “ownership change.”

It is currently anticipated that the merger and the employee equity issuance, together with certain other transactions involving the sale of Delta common stock within the testing period, will result in a second ownership change of Delta. Even if the merger and the employee equity issuance did not result in an ownership change, the merger and the employee equity issuance would increase the risk that there would be an additional ownership change in the future (which ownership change could occur as a result of transactions involving Delta stock that are outside of our control).

The occurrence of a second ownership change could limit the ability to utilize pre-change NOLs that are not currently subject to limitation, and could further limit the ability to utilize NOLs that are currently subject to limitation. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

ITEM 2.	Issuer Purchases of Equity Securities

The following shares of Common Stock were withheld to satisfy tax withholding obligations during the June 2008 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
April 1-30, 2008	24,845	$9.09	24,845		(2)
May 1-31, 2008	6,489	7.57	6,489		(2)
June 1-30, 2008	7,672	5.66	7,672		(2)

Total	39,006	$8.16	39,006

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

(2)

The Performance Compensation Plan and the Plan of Reorganization provide for the withholding of shares to satisfy tax withholding obligations. Neither specifies a maximum number of shares that can be withheld for this purpose. For additional information about the Plan of Reorganization and the Performance Compensation Plan, see Notes 1 and 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Delta’s Annual Meeting of Stockholders was held on June 3, 2008 in New York City, New York (“Annual Meeting”). At the Annual Meeting, the holders of common stock took the following actions:

1.	Elected the persons named below to our Board of Directors by the following vote:

NOMINEES	FOR	AGAINST	ABSTENTIONS
Richard H. Anderson	220,416,084	2,522,318	46,122
John S. Brinzo	220,747,137	2,196,281	41,107
Daniel A. Carp	220,707,811	2,252,715	23,998
Eugene I. Davis	180,285,122	42,658,022	41,380
Richard Karl Goeltz	220,790,122	2,153,040	41,363
David R. Goode	220,610,669	2,348,924	24,931
Victor L. Lund	213,937,453	9,022,980	24,090
Walter E. Massey	220,536,533	2,406,091	41,899
Paula Rosput Reynolds	218,316,900	4,626,277	41,347
Kenneth C. Rogers	220,686,063	2,261,168	37,293
Kenneth B. Woodrow	220,571,985	2,382,987	29,552

There were no broker non-votes on this matter.

2.	Ratified the appointment of Ernst & Young as independent auditors for the year ending December 31, 2008 by the following vote of:

FOR	AGAINST	ABSTENTIONS
221,572,482	1,240,293	171,748

There were no broker non-votes on this matter.

ITEM 6.	Exhibits

(a)	Exhibits

10	Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008.

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

31.2	Certification by Delta’s President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)

By:	/s/ EDWARD H. BASTIAN
Edward H. Bastian President and Chief Financial Officer (Principal Financial and Accounting Officer)

July 17, 2008