Form 10-Q
period 2008-09-30
DELTA AIR LINES INC /DE/
filed 2008-10-16
CIK 27904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
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

Yes  ☑    No  ☐

Number of shares outstanding by each class of common stock, as of September 30, 2008:

Common Stock, $0.0001 par value—308,542,158 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTA AIR LINES, INC.

Consolidated Balance Sheets

ASSETS (in millions)	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,160	$2,648
Short-term investments	921	138
Restricted cash	228	520
Accounts receivable, net of allowance for uncollectible accounts of $29 and $26 at September 30, 2008 and December 31, 2007, respectively	1,240	1,066
Expendable parts and supplies inventories, net of allowance for obsolescence of $24 and $11 at September 30, 2008 and December 31, 2007, respectively	243	262
Deferred income taxes, net	99	142
Prepaid expenses and other	597	464

Total current assets	5,488	5,240

PROPERTY AND EQUIPMENT:
Flight equipment	10,264	9,525
Accumulated depreciation	(642)	(299)

Flight equipment, net	9,622	9,226

Ground property and equipment	2,069	1,943
Accumulated depreciation	(499)	(246)

Ground property and equipment, net	1,570	1,697

Flight and ground equipment under capital leases	621	602
Accumulated amortization	(128)	(63)

Flight and ground equipment under capital leases, net	493	539

Advance payments for equipment	375	239

Total property and equipment, net	12,060	11,701

OTHER ASSETS:
Goodwill	5,168	12,104
Identifiable intangibles, net of accumulated amortization of $305 and $147 at September 30, 2008 and December 31, 2007, respectively	2,291	2,806
Other noncurrent assets	591	572

Total other assets	8,050	15,482

Total assets	$25,598	$32,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Balance Sheets

LIABILITIES AND SHAREOWNERS’ EQUITY (in millions, except share data)	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$865	$1,014
Air traffic liability	2,460	1,982
SkyMiles deferred revenue	1,077	1,055
Accrued salaries and related benefits	572	734
Taxes payable	345	323
Accounts payable	347	363
Note payable	—	295
Other accrued liabilities	1,122	839

Total current liabilities	6,788	6,605

NONCURRENT LIABILITIES:
Long-term debt and capital leases	9,274	7,986
Pension and related benefits	2,979	3,002
SkyMiles deferred revenue	2,058	2,276
Deferred income taxes, net	714	855
Postretirement benefits	857	865
Other noncurrent liabilities	537	721

Total noncurrent liabilities	16,419	15,705

COMMITMENTS AND CONTINGENCIES
SHAREOWNERS’ EQUITY:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 316,059,820 and 299,464,669 shares issued at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	9,561	9,512
(Accumulated deficit) retained earnings	(7,170)	314
Accumulated other comprehensive income	152	435
Stock held in treasury, at cost, 7,517,662 and 7,238,973 shares at September 30, 2008 and December 31, 2007, respectively	(152)	(148)

Total shareowners’ equity	2,391	10,113

Total liabilities and shareowners’ equity	$25,598	$32,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Operations

(Unaudited)

	Successor		Successor		Predecessor
(in millions, except per share data)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
OPERATING REVENUE:
Passenger:
Mainline	$3,921	$3,539	$10,609	$5,877	$3,829
Regional affiliates	1,057	1,099	3,239	1,859	1,296
Cargo	162	120	456	202	148
Other, net	579	469	1,680	737	523

Total operating revenue	5,719	5,227	15,984	8,675	5,796
OPERATING EXPENSE:
Aircraft fuel and related taxes	1,952	1,270	5,052	2,060	1,270
Salaries and related costs	1,086	1,109	3,269	1,817	1,302
Contract carrier arrangements	905	815	2,732	1,345	956
Depreciation and amortization	293	297	892	490	386
Aircraft maintenance materials and outside repairs	273	253	836	418	320
Contracted services	272	264	783	424	326
Passenger commissions and other selling expenses	259	248	732	423	298
Landing fees and other rents	190	178	554	300	250
Passenger service	122	94	311	155	95
Aircraft rent	70	60	201	96	90
Impairment of goodwill	—	—	6,939	—	—
Impairment of intangible assets	—	—	357	—	—
Restructuring and merger-related items	24	—	144	—	—
Profit sharing	—	79	—	144	14
Other	142	107	399	205	189

Total operating expense	5,588	4,774	23,201	7,877	5,496

OPERATING INCOME (LOSS)	131	453	(7,217)	798	300
OTHER (EXPENSE) INCOME:
Interest expense (contractual interest expense totaled $366 for the four months ended April 30, 2007)	(140)	(132)	(428)	(252)	(262)
Interest income	21	42	73	75	14
Miscellaneous, net	(62)	—	(31)	9	27

Total other expense, net	(181)	(90)	(386)	(168)	(221)

(LOSS) INCOME BEFORE REORGANIZATION ITEMS, NET	(50)	363	(7,603)	630	79
REORGANIZATION ITEMS, NET	—	—	—	—	1,215

(LOSS) INCOME BEFORE INCOME TAXES	(50)	363	(7,603)	630	1,294
INCOME TAX (PROVISION) BENEFIT	—	(143)	119	(246)	4

NET (LOSS) INCOME	$(50)	$220	$(7,484)	$384	$1,298

BASIC (LOSS) INCOME PER SHARE	$(0.13)	$0.56	$(18.91)	$0.98	$6.58

DILUTED (LOSS) INCOME PER SHARE	$(0.13)	$0.56	$(18.91)	$0.97	$4.63

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
Net cash provided by (used in) operating activities	$282	$(198)	$1,025
Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,056)	(342)	(167)
Ground property and equipment, including technology	(160)	(79)	(41)
Decrease in restricted cash	2	108	56
Proceeds of sales of flight equipment	110	24	21
Redesignation of cash equivalents to short-term investments	(818)	—	—
Proceeds from sales of investments	—	—	34
Purchase of short-term investments	—	(49)	—
Other, net	7	—	—

Net cash used in investing activities	(1,915)	(338)	(97)
Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(857)	(327)	(166)
Proceeds from Exit Facilities	—	—	1,500
Proceeds from long-term obligations	2,014	319	—
Payments on DIP Facility	—	—	(2,076)
Other, net	(12)	(3)	(50)

Net cash provided by (used in) financing activities	1,145	(11)	(792)
Net (Decrease) Increase in Cash and Cash Equivalents	(488)	(547)	136
Cash and cash equivalents at beginning of period	2,648	2,170	2,034

Cash and cash equivalents at end of period	$2,160	$1,623	$2,170

Supplemental disclosure of cash paid (refunded) for:
Interest	$515	$231	$243
Interest received from the preservation of cash due to Chapter 11 filing	—	—	(50)
Non-cash transactions:
Flight equipment	$103	$—	$135
Flight equipment under capital leases	32	35	117
Debt extinguishment from aircraft negotiation	—	14	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2008

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

The Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of (1) 386 million shares to holders of allowed general, unsecured claims (including our pilots) and (2) up to 14 million shares to our approximately 39,000 eligible non-contract, non-management employees. As of September 30, 2008, we have made the following distributions of common stock in accordance with the Plan of Reorganization:

•

293 million shares of common stock to holders of $13.3 billion of allowed general, unsecured claims. We have reserved 93 million shares of common stock for future distributions to holders of allowed general, unsecured claims when disputed claims are resolved.

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

Reorganization Items, net

The following table summarizes the components of reorganization items, net on our Consolidated Statements of Operations for the four months ended April 30, 2007:

Predecessor
(in millions)	Four Months Ended April 30, 2007
Discharge of claims and liabilities(1)	$4,424
Revaluation of frequent flyer obligation(2)	(2,586)
Revaluation of other assets and liabilities(3)	238
Aircraft financing renegotiations and rejections(4)	(440)
Contract carrier agreements(5)	(163)
Emergence compensation(6)	(162)
Professional fees	(88)
Pilot collective bargaining agreement(7)	(83)
Interest income(8)	50
Facility leases(9)	43
Vendor waived pre-petition debt	29
Retiree healthcare claims(10)	(26)
Other	(21)

Total reorganization items, net	$1,215

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

(9)

For the four months ended April 30, 2007, we recorded a net $43 million gain, primarily reflecting a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority (“Massport”), which was partially offset by a net $80 million charge from an allowed general, unsecured claim under our settlement agreement relating to the restructuring of certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport Settlement Agreement”). For additional information regarding our settlement agreement with Massport, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K. For additional information regarding the Cincinnati Airport Settlement Agreement, see Note 6.

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of operating results for the entire year.

Short-Term Investments

Our short-term investments were primarily comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund that has suspended redemptions and is being liquated, and auction rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record these investments as available-for-sale and trading securities, respectively, at fair value on our Consolidated Balance Sheets.

At September 30, 2008, the fair value of our investment in the Primary Fund was $818 million. The cost of this investment was $831 million. In mid-September, the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy on September 15, 2008. Accordingly, we recorded a $13 million loss to recognize our pro rata share of the estimated loss in this investment.

We have requested the redemption of our investment in the Primary Fund. We expect distributions will occur as the Primary Fund’s assets mature or are sold. In addition, the Primary Fund has announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to the approval of the Treasury Department. Even if the Primary Fund is allowed to participate in the Guarantee Program, the effect on our investment is uncertain. While we expect to receive substantially all of our current holdings in the Primary Fund, we cannot predict when this will occur or the amount we will receive. Accordingly, we have reclassified our investment from cash and cash equivalents to short-term investments on our Consolidated Balance Sheet as of September 30, 2008.

At September 30, 2008 and December 31, 2007, the fair value of our insured auction rate securities was $103 million and $107 million, respectively. The cost of these investments was $110 million. Because these securities are not actively traded, fair value was estimated using a discounted cash flow model. The valuation is based on our assessment of observable yields on instruments bearing comparable risks. Changes in market conditions could result in further adjustments to the fair value of these securities. For additional information regarding the valuation of our short-term investments, see Note 3.

Restricted Cash

Restricted cash included in current assets on our Consolidated Balance Sheets totaled $228 million and $520 million at September 30, 2008 and December 31, 2007, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $16 million and $15 million at September 30, 2008 and December 31, 2007, respectively. Restricted cash is recorded at cost, which approximates fair value.

At September 30, 2008, our restricted cash balance primarily relates to cash held to meet certain projected self-insurance obligations. At December 31, 2007, our restricted cash balance primarily related to $295 million held in a grantor trust for the benefit of Delta pilots to fund the then remaining balance of an obligation we had under our comprehensive agreement with ALPA to reduce pilot labor costs. The amount in the grantor trust was classified as restricted cash with a corresponding note payable on our Consolidated Balance Sheet until it was distributed in January 2008.

Goodwill and Other Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, reduced by liabilities, from the adoption of fresh start reporting, adjusted for impairment. The following table reflects the change in the carrying amount of goodwill at September 30, 2008:

(in millions)	Total
Balance at December 31, 2007	$12,104
Impairment charge	(6,939)
Adjustment to pre-emergence deferred tax assets and reserves	3

Balance at September 30, 2008	5,168

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

During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest Airlines Corporation (“Northwest”) established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 11). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the second step of the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million due to the net increase in the fair value of our other assets and liabilities for a total impairment charge of $6.9 billion. In estimating fair value under this second step, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. During the nine months ended September 30, 2008, we increased goodwill by $3 million associated with adjustments to pre-emergence deferred tax assets and reserves.

In addition to the goodwill impairment charge, we also recorded a non-cash charge of $357 million ($238 million after tax) during the June 2008 quarter to reduce the carrying value of certain intangible assets based on their revised estimated fair values. This charge was included in impairment of intangible assets on our Consolidated Statement of Operations for the nine months ended September 30, 2008. The following tables reflect the changes in the carrying amount of intangible assets at September 30, 2008:

Indefinite-Lived Intangible Assets

(in millions)	Carrying Amount December 31, 2007	Impairment	Carrying Amount September 30, 2008
Trade name	$880	$(30)	$850
Takeoff and arrival slots	635	(85)	550
SkyTeam alliance	480	(199)	281
Other	2	—	2

Total	$1,997	$(314)	$1,683

Definite-Lived Intangible Assets

(in millions)	Net Carrying Amount December 31, 2007	Amortization	Impairment	Net Carrying Amount September 30, 2008
Marketing agreements	$581	(145)	—	$436
Contracts	195	(11)	(12)	172
Customer relationships	33	(2)	(31)	—

Total	$809	$(158)	$(43)	$608

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) long-term negative trends in our market capitalization, (2) high fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) consolidation of competitors within the industry. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

3. FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,018	$2,018	$—	$—
Short-term investments	921	—	—	921
Fuel hedge derivatives	77	—	(26)	103

Our fuel hedge option contracts are valued under the income approach using option-pricing models. During the June 2008 quarter, we reevaluated the valuation inputs used for our option contracts. As a result, we reclassified these contracts from Level 2 to Level 3 within SFAS 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

(in millions)	Short-term Investments	Fuel Hedging Derivatives
Balance at December 31, 2007	$107	$—
Transfers to Level 3	831	53
Change in fair value included in earnings	(17)	313
Change in fair value included in other comprehensive income	—	(253)
Purchases and settlements	—	(10)

Balance at September 30, 2008	$921	$103

Losses included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2008	$(17)	$(8)

Gains (losses) included in earnings (above) for the nine months ended September 30, 2008 are recorded on our Consolidated Statement of Operations as follows:

(in millions)	Fuel Expense and Related Taxes	Other (Expense) Income
Total gains (losses) included in earnings	$331	$(10)

Change in unrealized losses relating to assets still held at September 30, 2008	$—	$(25)

Assets Measured at Fair Value on a Nonrecurring Basis

(in millions)	June 30, 2008	Significant Unobservable Inputs (Level 3)	Total Impairment
Goodwill	$5,169	$5,169	$6,939
Indefinite-lived intangible assets	1,683	1,683	314
Definite-lived intangible assets	659	659	43

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

We did not record any other fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008.

4. DERIVATIVE INSTRUMENTS

Fuel Hedging Program

Our results of operations are materially impacted by changes in the price of aircraft fuel. In an effort to manage our exposure to changes in aircraft fuel prices, we periodically enter into derivative contracts comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our contract carriers under capacity purchase agreements. As of September 30, 2008, our open fuel hedge contracts in a gain position had an aggregate estimated fair value gain of $214 million, which is recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet, and our open fuel hedge contracts in a loss position had an aggregate estimated fair value loss of $137 million, which is recorded in other accrued liabilities and other noncurrent liabilities on our Consolidated Balance Sheet.

In accordance with our fuel hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on fuel hedge contracts and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. The amount of the margin, if any, is periodically adjusted based on the fair value of the fuel hedge contracts. The margin requirements are intended to mitigate a party’s exposure to market volatility and the associated contracting party risk. We do not offset margin funded to counterparties or margin funded to us by counterparties against fair value amounts recorded for our fuel hedge contracts.

The fuel hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in other accrued liabilities on our Consolidated Balance Sheets. The margin we provide to counterparties is recorded in accounts receivable on our Consolidated Balance Sheets. All cash flows associated with purchasing and selling fuel hedge contracts are classified as operating cash flows on our Condensed Consolidated Statements of Cash Flows.

At September 30, 2008, counterparties required us to fund $109 million of fuel hedge margin, which is recorded in accounts receivable on our Consolidated Balance Sheet. At September 30, 2008, we required a counterparty to fund $59 million of fuel hedge margin, which is recorded in cash and cash equivalents with a corresponding offset to other accrued liabilities on our Consolidated Balance Sheet.

For fuel hedge option contracts entered into during 2008, we assess effectiveness based on the total changes in an option’s cash flows (the measurement includes the option’s total change in fair value, not just the change in intrinsic value). Ineffectiveness is measured as the excess, if any, of the cumulative change in fair value of the option over the cumulative change in fair value of a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the cumulative change in expected cash flows from the purchase of aircraft fuel.

For fuel hedge option contracts entered into prior to 2008, ineffectiveness is measured based on the intrinsic value of the derivative. The difference between the fair value and intrinsic value represents the time value of the option contract. Time value is excluded from the calculation of ineffectiveness and amortized to other (expense) income on our Consolidated Statements of Operations.

In September 2008, one of our fuel hedge contract counterparties, Lehman Brothers, filed for bankruptcy. As a result, we terminated all of our fuel hedge contracts with Lehman Brothers prior to their scheduled settlement dates. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recorded an unrealized loss of $121 million, which represents the effective portion of these contracts at the date of settlement, in accumulated other comprehensive income on our Consolidated Balance Sheet. These losses will be reclassified into the Consolidated Statements of Operations in accordance with their original contract settlement dates through December 2009. The ineffective portion of these contracts at the date of settlement resulted in a $5 million charge, which we recorded to other (expense) income on our Consolidated Statement of Operations for the three and nine months ended September 30, 2008.

As of September 30, 2008, our open fuel hedge position, excluding contracts we terminated early with Lehman Brothers for the three months ending December 31, 2008 and the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at September 30, 2008
Three months ending December 31, 2008	66%	$(13)
2009	36	17
2010	5	73

Total	25%	$77

Gains (losses) recorded on our Consolidated Statements of Operations for the three months ended September 30, 2008 and September 30, 2007 related to our fuel hedge contracts are as follows:

	Aircraft Fuel and Related Taxes		Other (Expense) Income
(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Open fuel hedge contracts	$—	$—	$(21)	$(3)
Settled fuel hedge contracts	179	17	(4)	4

Total	$179	$17	$(25)	$1

Gains (losses) recorded on our Consolidated Statements of Operations for the nine months ended September 30, 2008, the five months ended September 30, 2007 and the four months ended April 30, 2007 related to our fuel hedge contracts are as follows:

	Aircraft Fuel and Related Taxes			Other (Expense) Income
	Successor		Predecessor	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
Open fuel hedge contracts	$—	$—	$—	$(15)	$(1)	$15
Settled fuel hedge contracts	533	21	(8)	4	5	(1)

Total	$533	$21	$(8)	$(11)	$4	$14

For additional information about our fuel hedging program, see Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Interest Rate Swaps

From time to time, we may enter into interest rate swap agreements. We record interest rate swap agreements that qualify as fair value hedges under SFAS 133 at their fair value on our Consolidated Balance Sheets and adjust these amounts and the related debt to reflect changes in their fair values. We record net periodic interest rate swap settlements as adjustments to interest expense in other income (expense) on our Consolidated Statements of Operations. During the June 2008 quarter, we entered into interest rate swap agreements converting our interest rate exposure on a portion of our debt portfolio from a fixed rate to a floating rate. The interest rate swap agreements have an aggregate notional amount of $1.0 billion maturing September 2011 through July 2012. The floating rates are based on three month LIBOR plus a margin.

At September 30, 2008, our interest rate swap agreements had a fair value of $10 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheet. In accordance with fair value hedge accounting, the carrying value of our long-term debt at September 30, 2008 included $10 million of fair value adjustments.

In accordance with our interest rate swap agreements, (1) we may require counterparties to fund the margin associated with our gain position on interest rate swap contracts, and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. At September 30, 2008, we required counterparties to fund $10 million of margin, which is recorded in cash and cash equivalents with a corresponding offset to other accrued liabilities on our Consolidated Balance Sheet.

5. DEBT

Exit Facility

In August 2008, we borrowed the entire amount of our $1.0 billion first-lien revolving credit facility (the “Revolving Facility”). The Revolving Facility is part of our senior secured exit financing facility (the “Exit Facilities”). Borrowings under the Revolving Facility will be due April 30, 2012 and bear interest, at our option, at either LIBOR plus 2.0% or an index rate plus 1.0%. Although the Revolving Facility can be prepaid without penalty and amounts prepaid can be reborrowed, there are no principal payment obligations until the Revolving Facility expires in 2012. Accordingly, the Revolving Facility has been classified as long-term debt on our Consolidated Balance Sheet at September 30, 2008. For additional information regarding the Exit Facilities, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Aircraft Financing

During the March 2008 quarter, we entered into a facility to refinance debt that matured in January 2008 and to finance two B-777-200LR aircraft deliveries. Borrowings under this facility are secured by certain aircraft that we own, including the two B-777-200LR aircraft. At September 30, 2008, total borrowings under this facility were $506 million. Our obligations under this facility will be due in quarterly installments through February 2020 and bear interest at a floating rate based on LIBOR plus a margin.

In July 2008, we received a commitment from a third party to finance, on a secured basis at the time of acquisition, a substantial portion of the purchase price for the future deliveries of all Mainline aircraft on firm order as of September 30, 2008 (excluding orders for 32 B-737-800 aircraft that we have definitive agreements to sell to third parties immediately following delivery to us by the manufacturer). Borrowings under this commitment will be due in monthly installments for 12 years after the date of borrowing and bear interest at a floating rate based on LIBOR plus a margin.

In August 2008, we entered into a facility to finance, on a secured basis at time of acquisition, up to $345 million for a substantial portion of the purchase price for future deliveries of five B-737-700 aircraft and two B-777-200LR aircraft. The financing commitment for each aircraft expires three months after the end of its scheduled delivery month. At September 30, 2008, total borrowings under this facility were $119 million. Borrowings under this facility will be due in quarterly installments for 12 years after the date of borrowing and bear interest at a floating rate based on LIBOR plus a margin.

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

During the nine months ended September 30, 2008, we borrowed $76 million under this facility, net of repayments by us, upon the delivery of covered aircraft. As of September 30, 2008, $232 million of borrowings were outstanding under this facility.

For additional information regarding this facility, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K.

CRJ-900 Financing

We and our wholly owned subsidiary, Comair, have entered into agreements to borrow up to an aggregate of $580 million to finance a substantial portion of the purchase price of all CRJ-900 aircraft which have been delivered or which remain on firm order as of September 30, 2008. We guarantee payment on behalf of Comair. Our obligations under these debt agreements are secured by the underlying aircraft.

A separate loan for each CRJ-900 aircraft is issued upon delivery of that aircraft. Our obligations under these agreements will be due in installments over 15 years after delivery. The loans under these agreements will have various maturity dates and bear interest at a floating rate based on LIBOR plus a margin.

As of September 30, 2008, a total of $392 million of borrowings were outstanding under these agreements.

Covenants

We were in compliance with all debt and aircraft lease financing agreement covenants at September 30, 2008.

6. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of September 30, 2008 approximate $2.6 billion. The following table shows the timing of these commitments:

Year Ending December 31, (in millions)	Amount
Three months ending December 31, 2008	$250
2009	1,470
2010	880

Total	$2,600

Our aircraft order commitments as of September 30, 2008 consist of firm orders to purchase eight B-777-200LR aircraft, six B-737-700 aircraft, 34 B-737-800 aircraft and 13 CRJ-900 aircraft. Our firm orders to purchase 34 B-737-800 aircraft include 32 B-737-800 aircraft which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. These sales will reduce our future commitments by approximately $1.3 billion during the period from 2008 through 2010 ($59 million, $589 million and $648 million for 2008, 2009 and 2010, respectively). We have long-term, secured financing commitments from a third party for a substantial portion of the purchase price for our firm orders for Mainline aircraft, as discussed in Note 5.

During 2007, we entered into agreements with Bombardier Inc. (“Bombardier”) to purchase 44 CRJ-900 aircraft for delivery between August 2007 and February 2010. These aircraft will be delivered in two-class, 76 seat configuration. We have available to us long-term, secured financing commitments to fund a substantial portion of the aircraft purchase price for these orders. We expect these CRJ-900 aircraft will be operated by regional air carriers under our capacity purchase agreements. Our agreements with Bombardier permit us to assign to other carriers our CRJ-900 aircraft orders and related support provisions. In April 2007, we assigned to Pinnacle Airlines, Inc. (“Pinnacle”) our orders to purchase 16 CRJ-900 aircraft (the “CRJ-900 Assigned Aircraft”). The remaining 28 CRJ-900 aircraft are scheduled for delivery through May 2009. As of September 30, 2008, we had accepted delivery of 20 of these 28 CRJ-900 aircraft, seven of which are being leased to a contract carrier.

The above table includes the potential commitment by us for the CRJ-900 Assigned Aircraft. Pinnacle is required to purchase and make the related payments for those aircraft. We are required to cure any default by Pinnacle of its purchase obligation, and have certain indemnification rights against Pinnacle for costs incurred in effecting such a cure. As of September 30, 2008, Pinnacle has accepted delivery of 11 of the 16 CRJ-900 Assigned Aircraft and we have not received any notice that Pinnacle has defaulted on its purchase obligation.

Contract Carrier Agreements

Capacity Purchase Agreements

During the nine months ended September 30, 2008, seven regional air carriers (in addition to Comair) operated for us pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft under our flight code, and we schedule those aircraft, sell the seats on those flights and retain the related revenues. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

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

Year Ending December 31, (in millions)	Amount(1)(2)
Three months ending December 31, 2008	$570
2009	2,480
2010	2,530
2011	2,530
2012	2,530
Thereafter	15,300

Total	$25,940

(1)

These amounts represent estimated payments based on certain assumptions under our capacity purchase agreements with Atlantic Southeast Airlines, Inc., Chautauqua, Freedom, Pinnacle, Shuttle America and SkyWest Airlines, Inc. (excluding contract carrier lease payments accounted for as operating leases, which are described in Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K). Our capacity purchase agreement with ExpressJet was terminated by mutual agreement on September 1, 2008. In July 2008, we entered into an agreement with Chautauqua to accelerate the removal of the final eleven 37-seat ERJ-135 aircraft from its capacity purchase agreement effective September 30, 2008. These eleven aircraft are being sold by Chautauqua and are no longer subject to the Put Right described below. After the removal of these eleven ERJ-135 aircraft, Chautauqua will operate 24 ERJ-145 aircraft in the Connection Carrier program.

(2)

In March 2008, we issued a notice to Freedom to terminate, effective June 30, 2008, its ERJ-145 capacity purchase agreement due to Freedom’s failure to meet certain minimum operational performance requirements under the agreement. Freedom filed a lawsuit against us in the U.S. District Court for the Northern District of Georgia alleging, among other things, that our termination of the agreement was wrongful. In May 2008, the District Court granted Freedom’s request for a preliminary injunction, temporarily enjoining us from terminating Freedom’s ERJ-145 capacity purchase agreement. We have appealed this ruling to the U.S. Court of Appeals for the Eleventh Circuit.

In August 2008, we issued a notice to Freedom to terminate by the end of October 2008 its CRJ-900 capacity purchase agreement due to Freedom’s failure to meet certain minimum operational performance requirements under the agreement. Upon termination, these aircraft will be flown by Pinnacle on a short-term basis.

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

We estimate that the total fair values, determined as of September 30, 2008, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $294 million and $359 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $27 million and $71 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 46 passengers. A number of lawsuits also name Delta, the Federal Aviation Administration (the “FAA”) and the third crew member, as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of September 30, 2008, settlements have been reached with the families of 45 of the 47 passengers. Both of the remaining passenger lawsuits are pending in the U.S. District Court for the Eastern District of Kentucky.

Delta is no longer a party to one of the pending cases following an order by the District Court issued on July 8, 2008, dismissing all claims against Delta. We anticipate that the District Court will dismiss Delta from the other remaining case shortly.

Comair continues to pursue settlement negotiations with the plaintiffs in the two remaining lawsuits. The settled cases have been dismissed with prejudice.

Comair has filed direct actions in the U.S. District Court for the Eastern District of Kentucky against the U.S. (based on the actions of the FAA), and in state court in Fayette County, Kentucky, against the Lexington Airport Board and certain other Lexington airport defendants. Comair has also filed third party complaints against these same parties in the remaining pending passenger lawsuits. These actions seek to apportion liability for damages arising from this accident among all responsible parties.

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

Credit Card Processing Agreements

Visa/MasterCard Processing Agreement

In August 2008, we entered into an amendment to our Visa/MasterCard credit card processing agreement (the “Amended Processing Agreement”) that, among other things, extended the term of the agreement to December 31, 2011. The Amended Processing Agreement continues to provide that no future cash reserve (“Reserve”) is required except in certain circumstances in which we do not maintain a required level of unrestricted cash. Following the closing of our merger with Northwest, the amount of our unrestricted cash relevant to determining the processor’s right to require a Reserve will increase.

In those circumstances where the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of September 30, 2008.

American Express

Our American Express credit card processing agreement, entered into in 2004 and amended in 2005, provides that American Express is permitted to withhold our receivables in certain circumstances. These circumstances include a material increase in the risk that we will be unable to meet our obligations under the agreement or that our business undergoes a material adverse change that materially increases American Express’ risk of loss. No amounts were withheld as of September 30, 2008.

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

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through March 31, 2009. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Fuel Inventory Supply Agreement

We have an agreement with J. Aron & Company (“Aron”), an affiliate of Goldman Sachs & Co., pursuant to which Aron is the exclusive jet fuel supplier for our operations at the Atlanta airport, the Cincinnati airport and the three major airports in the New York City area.

In August 2008, we and Aron entered into a second amended and restated jet fuel inventory supply agreement effective as of October 1, 2008. As amended, the agreement with Aron is effective through September 30, 2009 and automatically renews for a one year term thereafter unless terminated by either party thirty days prior to September 30, 2009. Upon termination of the agreement, we will be required to purchase, at market prices at the time of termination, all jet fuel inventory that Aron is holding in the storage facilities that support our operations at the Atlanta and Cincinnati airports and all jet fuel inventory that is in transit to these airports as well as to the three major New York City area airports. Our cost to purchase such inventory may be material. At termination of the agreement, Aron will return to us our rights to use the storage facilities in Atlanta and Cincinnati and our allocations in pipeline systems.

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

7. EMPLOYEE BENEFIT PLANS

Net Periodic Cost

Net periodic cost for the three and nine months ended September 30, 2008, the three months ended September 30, 2007, the five months ended September 30, 2007 and four months ended April 30, 2007 includes the following components:

Pension Benefits

	Successor		Successor		Predecessor
(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
Service cost	$—	$—	$—	$—	$—
Interest cost	114	110	342	184	145
Expected return on plan assets	(106)	(105)	(317)	(175)	(129)
Recognized net actuarial loss	—	—	—	—	19
Settlement gain on termination	—	—	—	—	(30)
Revaluation of liability	—	—	—	—	(143)

Net periodic cost (benefit)	$8	$5	$25	$9	$(138)

Other Postretirement Benefits

	Successor		Successor		Predecessor
(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
Service cost	$2	$3	$6	$5	$4
Interest cost	14	16	43	26	21
Amortization of prior service benefit	—	—	—	—	(31)
Recognized net actuarial loss	(1)	—	(4)	—	8
Revaluation of liability	—	—	—	—	49

Net periodic cost	$15	$19	$45	$31	$51

Other Postemployment Benefits

	Successor		Successor		Predecessor
(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
Service cost	$7	$8	$21	$13	$8
Interest cost	32	31	95	52	41
Expected return on plan assets	(38)	(39)	(113)	(65)	(51)
Amortization of prior service benefit	—	—	—	—	(2)
Recognized net actuarial loss	—	—	—	—	5
Revaluation of liability	—	—	—	—	(273)

Net periodic cost (benefit)	$1	$—	$3	$—	$(272)

For additional information about our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

8. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income primarily includes (1) our reported net (loss) income, (2) changes in our unrecognized pension, postretirement and postemployment benefit liabilities, (3) changes in the effective portion of our open fuel hedge contracts and (4) changes in our deferred tax asset valuation allowance as a result of items (2) and (3) above.

The following table shows our comprehensive (loss) income for the three and nine months ended September 30, 2008, the three months ended September 30, 2007, the five months ended September 30, 2007 and four months ended April 30, 2007:

	Successor		Successor		Predecessor
(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
Net (loss) income	$(50)	$220	$(7,484)	$384	$1,298
(Losses) gains on effective portion of our open fuel hedge contracts, net of tax effect	(804)	4	(183)	9	69
Deferred tax asset valuation allowance	(493)	3	(97)	6	—
Other	(2)	—	(3)	—	6

Comprehensive (loss) income	$(1,349)	$227	$(7,767)	$399	$1,373

9. RESTRUCTURING AND MERGER-RELATED ITEMS

In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees with the intent of reducing planned workforce levels by approximately 2,000 positions. Approximately 4,200 employees elected to participate in these programs, which have been accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” We recorded $2 million and $114 million in restructuring and related items on our Consolidated Statement of Operations for the three and nine months ended September 30, 2008, respectively, in connection with the workforce reduction programs. We expect any additional charges to be incurred in connection with the workforce reduction programs will be immaterial.

The following table shows charges recorded for restructuring and merger-related items for the three and nine months ended September 30, 2008 related to (1) severance and related costs under our 2008 voluntary workforce reduction program, (2) restructuring of certain contract carrier arrangements, (3) facility closures and other costs and (4) merger-related items:

(in millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Severance and related costs	$2	$114
Contract carrier restructuring	14	14
Facilities and other	1	7

Total restructuring	17	135
Merger-related items	7	9

Total restructuring and merger-related items	$24	$144

The following table shows our restructuring and related items balances as of September 30, 2008, and the activity for the nine months then ended related to (1) severance and related costs under our 2008 voluntary workforce reduction programs, (2) restructuring of certain contract carrier arrangements and (3) facility closures and other costs:

(in millions)	Liability Balance at December 31, 2007	Additional Costs and Expenses	Payments	Liability Balance at September 30, 2008
Severance and related costs	$—	$114	$(67)	$47
Contract carrier restructuring(1)	—	14	(14)	—
Facilities and other(2)	3	7	(1)	9

Total	$3	$135	$(82)	$56

(1)

The contract carrier restructuring balance includes costs related primarily to the early termination of certain capacity purchase agreements with our contract carriers. During the nine months ended September 30, 2008, we recorded a $14 million charge related to these terminations. For additional information regarding these terminations, see Note 6.

(2)

The facilities and other balance includes costs related primarily to (1) future lease payments on closed facilities and (2) contract termination fees. During the nine months ended September 30, 2008, we recorded a $7 million charge related primarily to the closure of certain facilities.

10. (LOSS) EARNINGS PER SHARE

We calculate basic (loss) earnings per share by dividing the net (loss) earnings attributable to common shareowners by the weighted average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan of Reorganization, are considered outstanding common shares and included in the computation of basic earnings per share. Accordingly, all 386 million shares contemplated by the Plan of Reorganization to be distributed to holders of allowed general, unsecured claims are included in the calculation of earnings per share for the three and nine months ended September 30, 2008 and the three and five months ended September 30, 2007.

Diluted (loss) earnings per share includes the dilutive effects of stock options and restricted stock. To the extent stock options and restricted stock are anti-dilutive, they are excluded from the calculation of diluted (loss) earnings per share. For the three and nine months ended September 30, 2008, we excluded from our diluted (loss) earnings per share calculations all common stock equivalents because their effect was anti-dilutive. For additional information regarding these shares, see Note 16 of the Notes to the Consolidated Financial Statements in our Form 10-K.

The following table shows our computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2008, the three and five months ended September 30, 2007 and the four months ended April 30, 2007:

	Successor		Successor		Predecessor
(in millions, except per share data)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Five Months Ended September 30, 2007	Four Months Ended April 30, 2007
Basic:
Net (loss) income	$(50)	$220	$(7,484)	$384	$1,298
Basic weighted average shares outstanding	395.7	393.5	395.7	393.5	197.3

Basic (loss) earnings per share	$(0.13)	$0.56	$(18.91)	$0.98	$6.58

Diluted:
Net (loss) income	$(50)	$220	$(7,484)	$384	$1,298
Gain recognized on the forgiveness of convertible debt	—	—	—	—	(216)

Net (loss) income assuming conversion	$(50)	$220	$(7,484)	$384	$1,082

Basic weighted average shares outstanding	395.7	393.5	395.7	393.5	197.3
Additional shares assuming:
Restricted shares	—	1.6	—	0.6	—
Conversion of 8.0% Convertible Senior Notes	—	—	—	—	12.5
Conversion of 2 7/8% Convertible Senior Notes	—	—	—	—	23.9

Weighted average shares outstanding, as adjusted	395.7	395.1	395.7	394.1	233.7

Diluted (loss) earnings per share	$(0.13)	$0.56	$(18.91)	$0.97	$4.63

11. MERGER AND RELATED MATTERS

On April 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest whereby Northwest will become a wholly owned subsidiary of Delta. The merger has been approved by the Board of Directors and stockholders of each company.

Under the terms of the Merger Agreement, each outstanding share of Northwest common stock (including those shares issuable pursuant to Northwest’s plan of reorganization under Chapter 11) will be exchanged for 1.25 shares of Delta common stock. Northwest stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio. In connection with the closing of the merger, we expect to grant equity to substantially all employees of the combined company as follows: (1) common stock equal to 3.5% and 2.38% of our outstanding equity capitalization on a fully–diluted basis to eligible Delta and Northwest pilots, respectively; (2) common stock equal to 4.0% of our outstanding equity capitalization on a fully-diluted basis to U.S. based non-pilot, non-management employees of the combined company; and (3) restricted shares of our common stock and non-qualified stock options, which will take approximately three years to fully vest, equal to approximately 3.5% of our outstanding equity capitalization on a fully–diluted basis to approximately 600 to 700 management employees of the combined company. The determination of our outstanding equity capitalization on a fully-diluted basis gives effect to the shares of common stock to be issued to the stockholders of Northwest in the merger and to the equity grants made to employees as described above.

Completion of the merger is subject to customary conditions, including regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights for both Delta and Northwest. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Northwest may be required to pay to Delta, or Delta may be required to pay to Northwest, a termination fee of $165 million. We expect the merger will close by the end of 2008.

Certain contracts and employee benefit arrangements of Delta and Northwest contain change in control provisions that may be triggered by the merger, resulting in changes to the terms or settlement amounts of the contracts and arrangements.

We have also reached a combined collective bargaining agreement that will cover Delta’s pilots and Northwest’s pilots upon the closing of the merger. The combined agreement will become amendable on December 31, 2012. The Delta Master Executive Council, the governing body of the Delta unit of ALPA, the Northwest Master Executive Council, the governing body of the Northwest Airlines, Inc. unit of ALPA, and ALPA have also adopted a Process Agreement relating to the determination of an integrated seniority list, which will become effective upon the closing of the merger, for the combined Delta and Northwest pilot groups. The parties to the Process Agreement may not revise, waive any material right under, or terminate the Process Agreement without our consent.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a major air carrier that provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. We offer service, including Delta Connection carrier service, to 287 destinations in 58 countries in October 2008. We are a founding member of SkyTeam, a global airline alliance that provides customers with extensive worldwide destinations, flights and services. Including our SkyTeam and worldwide codeshare partners, we offer flights to 500 worldwide destinations in 105 countries in October 2008.

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

Combined Quarterly Financial Results of the Predecessor and Successor

Due to our adoption of fresh start reporting on April 30, 2007, the accompanying Consolidated Statements of Operations include the results of operations for (1) the four months ended April 30, 2007 of the Predecessor and (2) the five months ended September 30, 2007 of the Successor.

For purposes of management’s discussion and analysis of the results of operations in this Form 10-Q, we combined the results of operations for the four months ended April 30, 2007 of the Predecessor with the five months ended September 30, 2007 of the Successor. We then compare the combined results of operations for the nine months ended September 30, 2007 with the corresponding period in the current year.

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

Recent Developments

Merger

On April 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest Airlines Corporation (“Northwest”) whereby Northwest will become a wholly owned subsidiary of Delta. The merger has been approved by the Board of Directors and stockholders of each company.

Under the terms of the Merger Agreement, each outstanding share of Northwest common stock (including those shares issuable pursuant to Northwest’s plan of reorganization under Chapter 11) will be exchanged for 1.25 shares of Delta common stock. Northwest stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio. In connection with the closing of the merger, we expect to grant equity to substantially all employees of the combined company as follows: (1) common stock equal to 3.5% and 2.38% of our outstanding equity capitalization on a fully–diluted basis to eligible Delta and Northwest pilots, respectively; (2) common stock equal to 4.0% of our outstanding equity capitalization on a fully-diluted basis to U.S. based non-pilot, non-management employees of the combined company; and (3) restricted shares of our common stock and non-qualified stock options, which will take approximately three years to fully vest, equal to approximately 3.5% of our outstanding equity capitalization on a fully–diluted basis to approximately 600 to 700 management employees of the combined company. The determination of our outstanding equity capitalization on a fully-diluted basis gives effect to the shares of common stock to be issued to the stockholders of Northwest in the merger and to the equity grants made to employees as described above.

Completion of the merger is subject to customary conditions, including regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights for both Delta and Northwest. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Northwest may be required to pay to Delta, or Delta may be required to pay to Northwest, a termination fee of $165 million. We expect the merger will close by the end of 2008.

Certain contracts and employee benefit arrangements of Delta and Northwest contain change in control provisions that will be triggered by the merger, resulting in changes to the terms or settlement amounts of the contracts and arrangements.

We have also reached a combined collective bargaining agreement that will cover Delta’s pilots and Northwest’s pilots upon the closing of the merger. The combined agreement will become amendable on December 31, 2012. The Delta Master Executive Council, the governing body of the Delta unit of the Air Line Pilots Association, International (“ALPA”), the Northwest Master Executive Council, the governing body of the Northwest Airlines, Inc. unit of ALPA, and ALPA have also adopted a Process Agreement relating to the determination of an integrated seniority list, which will become effective upon or shortly after the closing of the merger, for the combined Delta and Northwest pilot groups. The parties to the Process Agreement may not revise, waive any material right under, or terminate the Process Agreement without our consent.

Results of Operations—September 2008 and 2007 Quarters

Net (Loss) Income

We had a consolidated net loss of $50 million for the September 2008 quarter and consolidated net income of $220 million for the September 2007 quarter. The results for the September 2008 quarter reflect the impact of increased jet fuel prices to record high levels and a weakening domestic economy.

Operating Revenue

	Successor
(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$3,921	$3,539	$382	11%
Regional affiliates	1,057	1,099	(42)	(4)%

Total passenger revenue	4,978	4,638	340	7%
Cargo	162	120	42	35%
Other, net	579	469	110	23%

Total operating revenue	$5,719	$5,227	$492	9%

Operating revenue totaled $5.7 billion for the September 2008 quarter, a $492 million, or 9%, increase compared to the September 2007 quarter. Passenger revenue increased 7% on a 1% decrease in available seat miles (“ASMs”), or capacity, and a 1.1 point increase in load factor. The increase in passenger revenue reflects a rise of 8% and 9% in passenger mile yield and passenger revenue per available seat mile (“PRASM”), respectively. Passenger revenue increased primarily due to (1) our increased service to international destinations, (2) pricing initiatives and (3) increased SkyMiles redemption revenue. Cargo revenue increased 35% primarily due to improved yields and higher volumes. Other, net revenue increased 23% primarily due to (1) increased administrative service charges and new baggage handling fees, (2) growth in aircraft maintenance and repair services provided to third parties and (3) higher SkyMiles program revenue.

	Successor	Increase (Decrease) Three Months Ended September 30, 2008 vs. 2007
(in millions)	Three Months Ended September 30, 2008	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$3,066	(3)%	(8)%	(10)%	6%	8%	1.9pts
International	1,882	32%	15%	15%	14%	14%	0.1pts
Charter	30	(11)%	(52)%	(42)%	86%	53%	(7.1)pts

Total passenger revenue	$4,978	7%	—	(1)%	8%	9%	1.1pts

North American Passenger Revenue. North American passenger revenue decreased $109 million, or 3%, on a 10% decline in capacity and an 8% improvement in PRASM. The passenger mile yield increased 6%. Domestic capacity reduction reflects network actions taken earlier in 2008 in response to high fuel prices and signs of economic softening.

International Passenger Revenue. International passenger revenue increased $453 million, or 32%, generated by a 15% increase in capacity and a 14% increase in PRASM. The passenger mile yield increased 14%. These results reflect increases in service to international destinations, primarily in the Atlantic (which includes Africa and the Middle East) and Latin American markets, combined with pricing initiatives implemented in response to the increasing cost of fuel. Our mix of domestic versus international capacity was 59% and 41%, respectively, in the three months ended September 30, 2008, compared to 65% and 35%, respectively, for the three months ended September 30, 2007.

Operating Expense

	Successor
(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$1,952	$1,270	$682	54%
Salaries and related costs	1,086	1,109	(23)	(2)%
Contract carrier arrangements	905	815	90	11%
Depreciation and amortization	293	297	(4)	(1)%
Aircraft maintenance materials and outside repairs	273	253	20	8%
Contracted services	272	264	8	3%
Passenger commissions and other selling expenses	259	248	11	4%
Landing fees and other rents	190	178	12	7%
Passenger service	122	94	28	30%
Aircraft rent	70	60	10	17%
Restructuring and merger-related items	24	—	24	NM
Profit sharing	—	79	(79)	NM
Other	142	107	35	33%

Total operating expense	$5,588	$4,774	$814	17%

Operating expense was $5.6 billion for the September 2008 quarter, an $814 million, or 17%, increase compared to the September 2007 quarter. Operating expense increased primarily due to higher fuel prices, including those of our contract carriers, which increased operating expense by $1.0 billion (which was partially offset by $179 million in fuel hedge gains).

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased primarily due to higher average fuel prices. These increases were partially offset by gains on our fuel hedge contracts. Fuel prices averaged $3.45 per gallon, including fuel hedge gains of $179 million, for the September 2008 quarter, compared to $2.21 per gallon, including fuel hedge gains of $17 million, for the September 2007 quarter.

Salaries and related costs. The decrease in salaries and related costs reflects a 3% decrease in average headcount primarily as a result of departures under two voluntary workforce reduction programs and lower share-based compensation expense based on vesting schedules, partially offset by a broad-based annual salary increase.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to higher average fuel prices and an increase in passenger handling fees from higher contract rates and maintenance costs. These increases were partially offset by a 14% decline in capacity.

Aircraft maintenance materials and outside repairs. The increase in aircraft maintenance materials and outside repairs expense is primarily due to growth in our third party maintenance and repair business, partially offset by lower scheduled maintenance costs on our fleet.

Passenger Service. The increase in passenger service expense is primarily due to the increased cost of catering to international passengers, product upgrades in our Business Elite cabins and unfavorable foreign exchange rates.

Restructuring and merger-related items. In the September 2008 quarter, we recorded a $14 million charge associated with the early termination of certain contract carrier arrangements and $10 million in charges primarily for certain merger-related expenses.

Profit sharing. Our broad-based employee profit sharing plan provides that, for each year in which we have an annual pre-tax profit (as defined), we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings for 2007, we accrued $79 million under the profit sharing plan. No accrual has been recorded for 2008.

Other. The increase in other operating expense is primarily due to items recorded in the September 2007 quarter, including (1) a tax credit related to a bankruptcy claim in the amount of $25 million and (2) proceeds of $20 million related to an insurance settlement for hurricane damage, partially offset by a favorable settlement for an aircraft claim in our Chapter 11 proceedings.

Other (Expense) Income

Other expense, net for the September 2008 quarter was $181 million, compared to $90 million for the September 2007 quarter. The increase in expense is substantially attributable to $62 million associated with (1) marking our fuel hedge contracts to fair value, (2) foreign exchange transaction losses and (3) an estimated loss on our investment in The Reserve Primary Fund (the “Primary Fund”, as discussed below) and a $21 million decrease in interest income primarily due to lower interest rates.

Income Taxes

We did not record an income tax benefit as a result of our September 2008 quarter loss, as it is fully reserved by a valuation allowance.

For the September 2007 quarter, we recorded an income tax provision totaling $143 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. We will continue to assess the need for a full valuation allowance in future periods. In accordance with SOP 90-7, the reduction of the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of our recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. Accordingly, during the September 2007 quarter, we reduced goodwill by $143 million with respect to the realization of pre-emergence deferred tax assets.

Combined Results of Operations — Nine Months Ended September 2008 and 2007

Net (Loss) Income

We had a consolidated net loss of $7.5 billion for the nine months ended September 30, 2008, and consolidated net income of $1.7 billion for the nine months ended September 30, 2007. The results for the nine months ended September 30, 2008 reflect (1) a $7.3 billion non-cash charge ($7.2 billion after tax) from an impairment of goodwill and other intangible assets, (2) the impact of increased jet fuel prices to record high levels and (3) a weakening domestic economy. The results for the nine months ended September 30, 2007 include a $1.2 billion gain to reorganization items, net, primarily reflecting a $2.1 billion gain in connection with our emergence from bankruptcy.

Operating Revenue

	Successor	Combined
(in millions)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Revenue:
Passenger:
Mainline	$10,609	$9,706	$903	9%
Regional affiliates	3,239	3,155	84	3%

Total passenger revenue	13,848	12,861	987	8%
Cargo	456	350	106	30%
Other, net	1,680	1,260	420	33%

Total operating revenue	$15,984	$14,471	$1,513	10%

Operating revenue totaled $16.0 billion for the nine months ended September 30, 2008, a $1.5 billion, or 10%, increase compared to the nine months ended September 30, 2007. Passenger revenue increased 8% on a 1% increase in capacity. The increase in passenger revenue is primarily due to a rise of 6% and 7% in passenger mile yield and PRASM, respectively. Mainline passenger revenue increased primarily due to (1) our increased service to international destinations, (2) pricing initiatives and (3) increased SkyMiles redemption revenue, including changes made to the accounting for our SkyMiles program upon our adoption of fresh start reporting. Cargo revenue increased 30%, primarily due to improved yields and higher volumes. Other, net revenue increased 33% primarily due to (1) increased administrative service charges and baggage handling fees, (2) growth in aircraft maintenance and repair services provided to third parties and (3) higher SkyMiles program revenue.

	Successor	Increase (Decrease) Nine Months Ended September 30, 2008 vs. 2007
(in millions)	Nine Months Ended September 30, 2008	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$9,150	—	(5)%	(6)%	5%	6%	1.2pts
International	4,611	28%	15%	14%	11%	12%	0.5pts
Charter	87	3%	(19)%	(14)%	27%	19%	(2.2)pts

Total passenger revenue	$13,848	8%	2%	1%	6%	7%	0.8pts

North American Passenger Revenue. North American passenger revenue increased $21 million, which was relatively flat driven by a 1.2 point increase in load factor and 6% increase in PRASM on a 6% decline in capacity. The passenger mile yield increased 5%. The increases in passenger revenue and PRASM reflect our reduction of less profitable domestic flights. Domestic capacity reduction reflects network actions taken earlier in 2008 in response to high fuel prices and signs of economic softening.

International Passenger Revenue. International passenger revenue increased $1.0 billion, or 28%, generated by a 15% increase in revenue passenger miles (“RPMs”) from a 14% increase in capacity. The passenger mile yield and PRASM increased 11% and 12%, respectively. These results reflect increases in service to international destinations, primarily in the Atlantic (which includes Africa and the Middle East) and Latin American markets, combined with pricing initiatives implemented in response to the increasing cost of fuel. Our mix of domestic versus international capacity was 62% and 38%, respectively, in the nine months ended September 30, 2008, compared to 67% and 33%, respectively, for the nine months ended September 30, 2007.

Operating Expense

	Successor	Combined
(in millions)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Increase (Decrease)	% Increase (Decrease)
Operating Expense:
Aircraft fuel and related taxes	$5,052	$3,330	$1,722	52%
Salaries and related costs	3,269	3,119	150	5%
Contract carrier arrangements	2,732	2,301	431	19%
Depreciation and amortization	892	876	16	2%
Aircraft maintenance materials and outside repairs	836	738	98	13%
Contracted services	783	750	33	4%
Passenger commissions and other selling expenses	732	721	11	2%
Landing fees and other rents	554	550	4	1%
Passenger service	311	250	61	24%
Aircraft rent	201	186	15	8%
Impairment of goodwill	6,939	—	6,939	NM
Impairment of intangible assets	357	—	357	NM
Restructuring and merger-related items	144	—	144	NM
Profit sharing	—	158	(158)	NM
Other	399	394	5	1%

Total operating expense	$23,201	$13,373	$9,828	73%

Operating expense was $23.2 billion for the nine months ended September 30, 2008, a $9.8 billion, or 73%, increase compared to the nine months ended September 30, 2007. As discussed below, the increase in operating expense was primarily due to (1) a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and (2) higher fuel prices, including those of our contract carriers, which increased operating expense by $2.6 billion (which was partially offset by $533 million in fuel hedge gains).

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased primarily due to higher average fuel prices. These increases were partially offset by gains on our fuel hedge contracts. Fuel prices averaged $3.16 per gallon, including fuel hedge gains of $533 million, for the nine months ended September 30, 2008, compared to $2.09 per gallon, including fuel hedge gains of $13 million, for the nine months ended September 30, 2007.

Salaries and related costs. The increase in salaries and related costs reflects (1) a 2% increase in average headcount due to our assumption of ASA ramp operations in Atlanta in the summer of 2007 and hiring pilots and flight attendants to staff our increased international flights and (2) increases in group insurance rates.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to higher average fuel prices.

Aircraft maintenance materials and outside repairs. The increase in aircraft maintenance materials and outside repairs expense is primarily due to growth in our third party maintenance and repair business.

Passenger Service. The increase in passenger service is primarily due to (1) the increased cost of catering to international passengers, (2) product upgrades in our Business Elite cabins and (3) unfavorable foreign currency exchange rates.

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

Impairment of intangible assets. In addition to the goodwill impairment charge, in the June 2008 quarter, we recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

Restructuring and merger-related items. In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees. We recorded $114 million in restructuring and related charges for the nine months ended September 30, 2008 in connection with these programs. In addition, we recorded charges of $14 million associated with the early termination of certain contract carrier arrangements, $9 million for certain merger-related expenses and $7 million related to the closure of certain facilities.

Profit sharing. Our broad-based employee profit sharing plan provides that, for each year in which we have an annual pre-tax profit (as defined), we will pay at least 15% of that profit to eligible employees. Based on our pre-tax earnings for 2007, we accrued $158 million under the profit sharing plan. No accrual has been recorded for 2008.

Other. The increase in other operating expense is primarily due to increased navigation charges from our increased international operations and a prior year frequent flyer liability benefit. These increases were partially offset by (1) credits for services provided for ASA ramp operations, (2) a gain on sales of aircraft and (3) impairment charges recorded in 2007 on flight simulators.

Other (Expense) Income

Other expense, net for the nine months ended September 30, 2008 was $386 million, compared to $389 million for the nine months ended September 30, 2007. This change is attributable to an $86 million, or 17%, decrease in interest expense primarily due to the repayment of our debtor-in-possession financing facilities and other higher floating rate debt in connection with our emergence from Chapter 11 and the amortization of premiums associated with the revaluation of our debt and capital lease obligations in connection with our adoption of fresh start reporting. The change in interest expense is partially offset by (1) a $29 million increase associated with our marking our fuel hedge contracts to fair value, (2) an $18 million increase related to unfavorable foreign currency exchange rates, and (3) an estimated $13 million loss on our investment in the Primary Fund.

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

•

Contract carrier agreements. A net charge of $163 million in connection with amendments to certain contract carrier agreements. For additional information regarding this charge and our contract carrier agreements, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

•

Emergence compensation. In accordance with the Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by the Plan of Reorganization, of approximately 14 million shares of common stock to those employees. For additional information regarding the common stock issuance, see Note 12 of the Notes to the Consolidated Financial Statements in our Form 10-K.

•	Pilot collective bargaining agreement. An $83 million allowed general, unsecured claim in connection with Comair’s agreement with ALPA to reduce Comair’s pilot labor costs.

•

Facility leases. A net $43 million gain, which primarily reflects (1) a $126 million net gain related to our settlement agreement with the Massachusetts Port Authority offset by (2) a net $80 million charge from an allowed general, unsecured claim in connection with the settlement relating to the restructuring of certain of our lease and other obligations at the Cincinnati Airport. For additional information regarding our settlement agreement with Massport, see Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K. For additional information regarding the Cincinnati Airport Settlement Agreement, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

We recorded an income tax benefit of $119 million for the nine months ended September 30, 2008 as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our loss for the nine months ended September 30, 2008, as it is fully reserved by a valuation allowance.

For the nine months ended September 30, 2007, we recorded an income tax provision totaling $242 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. We will continue to assess the need for a full valuation allowance in future periods. In accordance with SOP 90-7, the reduction of the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of our recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. Accordingly, during the nine months ended September 30, 2007, we reduced goodwill by $246 million with respect to realization of pre-emergence deferred tax assets.

Operating Statistics

The following table sets forth our operating statistics for the three and nine months ended September 30, 2008 and 2007.

	Successor						Combined
	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
Consolidated Combined:
RPMs (millions) (1)	33,991		34,036		94,464		92,827
ASMs (millions) (1)	40,371		40,943		115,198		114,350
Passenger Mile Yield (1)	14.65	¢	13.63	¢	14.66	¢	13.85	¢
PRASM (1)	12.33	¢	11.33	¢	12.02	¢	11.25	¢
Operating Cost Per Available Seat Mile (1) (2)	13.84	¢	11.66	¢	20.14	¢	11.69	¢
Passenger Load Factor (1)	84.2%		83.1%		82.0%		81.2%
Fuel Gallons Consumed (millions)	565		575		1,600		1,597
Average Price Per Fuel Gallon, Net of Hedging activity	$3.45		$2.21		$3.16		$2.09
Number of Aircraft in Fleet, End of Period	576		578		576		578
Full-Time Equivalent Employees, End of Period	52,386		55,022		52,386		55,022
Mainline:
RPMs (millions)	29,550		29,048		80,903		78,818
ASMs (millions)	34,874		34,707		98,046		96,391
Operating Cost Per Available Seat Mile	12.42	¢	10.49	¢	19.79	¢	10.52	¢
Number of Aircraft in Fleet, End of Period	451		444		451		444

(1)	Includes the operations under contract carrier agreements with unaffiliated regional air carriers:

•	ASA, SkyWest Airlines, Inc., Chautauqua Airlines, Inc., Freedom Airlines, Inc. and Shuttle America Corporation for all periods presented;

•	ExpressJet for the period from January 1 to September 1, 2008 and from June 1 to September 30, 2007; and

•	Pinnacle for the three and nine months ended September 30, 2008.

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

Financial Condition and Liquidity

We expect to meet our cash needs for 2008 from cash flows from operations, cash and cash equivalents and short-term investments and financing arrangements. Our cash and cash equivalents and short-term investments were $3.1 billion at September 30, 2008, compared to $2.4 billion at September 30, 2007.

Significant Liquidity Events

Significant liquidity events during the nine months ended September 30, 2008 are as follows:

•

Short-term investment. At September 30, 2008, the fair value of our investment in the Primary Fund, a money market fund that has suspended redemptions and is being liquidated, was $818 million. While we expect to receive substantially all of our current holdings in the Primary Fund, we cannot predict when this will occur or the amount we will receive. For additional information regarding this investment, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

•

Exit financing facility. In August 2008, we borrowed the entire amount of our $1.0 billion first-lien revolving credit facility (the “Revolving Facility”). For additional information regarding the Revolving Facility, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

•

Fuel hedge margin. In accordance with our fuel hedge contracts, we were required to fund $109 million of fuel hedge margin with counterparties. At September 30, 2008, we held $59 million of fuel hedge margin from a counterparty. For additional information regarding our fuel hedge contracts, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

•

Aircraft financing. During 2008, we entered into various financing arrangements to finance the deliveries of aircraft on firm order. For additional information regarding these financing arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Sources and Uses of Cash

Cash flows from operating activities

Cash provided by operating activities totaled $282 million and $827 million for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by operating activities for the nine months ended September 30, 2008 reflects (1) a $1.5 billion increase in operating revenue and (2) a $69 million increase in advance ticket sales. Cash provided by operating activities for the nine months ended September 30, 2008 was partially offset by (1) an increase in aircraft fuel payments due to record high fuel prices (2) the payment of $298 million in premiums for fuel hedge contracts entered into during 2008 and (3) the payment of $158 million under our broad-based employee profit sharing plan related to 2007 performance.

Cash flows from investing activities

Cash used in investing activities totaled $1.9 billion and $435 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities was higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to (1) an $818 million redesignation of our investment in the Primary Fund from cash and cash equivalents to short-term investments, as discussed above, (2) an increase of $547 million for flight equipment and advanced payments for aircraft commitments and $40 million for ground property and equipment and (3) a $162 million reduction in our restricted cash balance. These outflows were partially offset by a $65 million increase in proceeds from the sale of aircraft and other flight equipment.

Cash flows from financing activities

Cash provided by financing activities totaled $1.1 billion for the nine months ended September 30, 2008, compared to cash used in financing activities of $803 million for the nine months ended September 30, 2007. Cash provided by financing activities for the nine months ended September 30, 2008 primarily reflects (1) $1.0 billion in borrowings under the Revolving Facility and (2) $1.0 billion in proceeds from aircraft financing, partially offset by the repayment of $400 million of Series 2003-1 Enhanced Equipment Trust Certificates and scheduled principal payments on other long-term debt and capital lease obligations.

Contractual Obligations

The following is a significant change in our contractual obligations since December 31, 2007:

•

Long-term debt. In August 2008, we borrowed the entire amount of our $1.0 billion Revolving Facility. The Revolving Facility is part of our senior secured exit financing facility. Borrowings under the Revolving Facility will be due April 30, 2012 and bear interest, at our option, at either LIBOR plus 2.0% or an index rate plus 1.0%.

Application of Critical Accounting Policies

Critical Accounting Estimates

Goodwill and Other Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, reduced by liabilities, from the adoption of fresh start reporting, adjusted for impairment. The following table reflects the change in the carrying amount of goodwill at September 30, 2008:

(in millions)	Total
Balance at December 31, 2007	$12,104
Impairment charge	(6,939)
Adjustment to pre-emergence deferred tax assets and reserves	3

Balance at September 30, 2008	5,168

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

During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 11 of the Notes to the Condensed Consolidated Financial Statements). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the second step of the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million due to the net increase in the fair value of our other assets and liabilities for a total impairment charge of $6.9 billion. In estimating fair value under this second step, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. During the nine months ended September 30, 2008, we increased goodwill by $3 million associated with adjustments to pre-emergence deferred tax assets and reserves.

In addition to the goodwill impairment charge, we also recorded a non-cash charge of $357 million ($238 million after tax) during the June 2008 quarter to reduce the carrying value of certain intangible assets based on their revised estimated fair values. This charge was included in impairment of intangible assets on our Consolidated Statement of Operations for the nine months ended September 30, 2008. The following tables reflect the changes in the carrying amount of intangible assets at September 30, 2008:

Indefinite-Lived Intangible Assets

(in millions)	Carrying Amount December 31, 2007	Impairment	Carrying Amount September 30, 2008
Trade name	$880	$(30)	$850
Takeoff and arrival slots	635	(85)	550
SkyTeam alliance	480	(199)	281
Other	2	—	2

Total	$1,997	$(314)	$1,683

Definite-Lived Intangible Assets

(in millions)	Net Carrying Amount December 31, 2007	Amortization	Impairment	Net Carrying Amount September 30, 2008
Marketing agreements	$581	(145)	—	$436
Contracts	195	(11)	(12)	172
Customer relationships	33	(2)	(31)	—

Total	$809	$(158)	$(43)	$608

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) long-term negative trends in our market capitalization, (2) high fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) consolidation of competitors within the industry. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements in our Form 10-K.

For information regarding our other Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Other

Cincinnati Airport Concourse C Closing

In August 2008, we announced that, effective January 2009, we intend to close operations in Concourse C at the Cincinnati Airport and relocate flights to Concourses A and B. Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Accordingly, as of September 30, 2008, we have not incurred or accrued any costs for this exit plan. Upon our exit from Concourse C, we expect to record a one-time charge based on the estimated future rents to be paid for the exited space. We are currently unable to estimate the costs related to the closing of Concourse C.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the “Market Risks Associated with Financial Instruments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K other than those discussed below.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in the price of aircraft fuel. In an effort to manage our exposure to change in aircraft fuel prices, we periodically enter into derivative contracts comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our contract carriers under capacity purchase agreements. As of September 30, 2008, our open fuel hedge contracts had a net estimated fair value gain of $77 million.

In accordance with our fuel hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on fuel hedge contracts and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. At September 30, 2008, based upon a $101 per barrel price of crude oil, (1) counterparties required us to fund $109 million of fuel hedge margin and (2) we required a counterparty to fund $59 million of fuel hedge margin.

Margin requirements are driven by changes in the underlying price of the commodity. Since September 30, 2008, the price of crude oil has declined, requiring us to post additional margin with counterparties. Based upon our open fuel hedge contracts at September 30, 2008, for each $5 per barrel reduction in the price of crude oil, we would be required to post additional margin of approximately $100 million. The majority of this margin relates to contracts that settle through the end of the first quarter of 2009. We are in discussions with certain counterparties on alternative arrangements to fund the margin requirement on fuel hedge contracts, although there is no assurance that we will reach agreement on this matter.

For the nine months ended September 30, 2008, higher fuel prices, including those of our contract carriers, increased operating expense by $2.6 billion (which was partially offset by $533 million in fuel hedge gains). Aircraft fuel and related taxes for the nine months ended September 30, 2008 increased 52% compared to the nine months ended September 30, 2007 primarily due to higher average fuel prices. Fuel prices averaged $3.16 per gallon, including fuel hedge gains of $533 million, for the nine months ended September 30, 2008, compared to $2.09 per gallon, including fuel hedge gains of $13 million, for the nine months ended September 30, 2007.

As of September 30, 2008, our open fuel hedging position, excluding contracts we terminated early with Lehman Brothers (see Note 4 of the Notes to the Condensed Consolidated Financial Statements), for the three months ending December 31, 2008 and the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at September 30, 2008 Based Upon $101 per Barrel of Crude Oil	Contract Fair Value Based Upon $70 per Barrel of Crude Oil(1)	Decrease in Aircraft Fuel Expense Based Upon $70 per Barrel of Crude Oil(2)	Contract Fair Value Based Upon $110 per Barrel of Crude Oil	Increase in Aircraft Fuel Expense Based Upon $110 per Barrel of Crude Oil
Three months ending December 31, 2008
Heating oil
Call options	$2.45	11%	$32	$—		$47
Collars—cap/floor	2.88/2.66	19	13	(71)		35
Swaps	2.88	2	—	(9)		3
Crude Oil
Collars—cap/floor	3.00/2.67	18	(35)	(104)		(12)
Jet Fuel
Collars—cap/floor	3.58/3.41	4	(10)	(28)		(5)
Swaps	3.16	12	(13)	(75)		5

Total		66%	$(13)	$(287)	$448	$73	$(137)

2009
Heating oil
Collars—cap/floor	$3.05/2.82	14%	$11	$(268)		$76
Swaps	3.61	1	(10)	(24)		(6)
Crude oil
Call options	2.15	10	124	—		129
Collars—cap/floor	3.05/2.77	9	(95)	(250)		(36)
Swaps	2.57	1	(2)	(14)		1
Jet Fuel
Collars—cap/floor	3.49/3.32	1	(11)	(38)		(1)

Total		36%	$17	$(594)	$2,130	$163	$(640)

2010
Crude oil
Call options	$2.16	5%	$73	$—		$70

Total		5%	$73	$—	$2,406	70	$(735)

(1)	Projection based upon average futures prices per gallon by contract settlement month.

(2)

Projection based upon estimated unhedged jet fuel price per gallon of $2.57, $2.79 and $3.09 for the three months ending December 31, 2008 and the years ending December 31, 2009 and 2010, respectively, and estimated aircraft fuel consumption of 573 million gallons, 2.5 billion gallons and 2.6 billion gallons for the three months ending December 31, 2008 and the years ending December 31, 2009 and 2010, respectively.

Interest Rate Risk

Our exposure to market risk from volatility in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. During the June 2008 quarter, we entered into interest rate swap agreements converting our interest rate exposure on a portion of our debt portfolio from a fixed rate to a floating rate. The interest rate swap agreements have an aggregate notional amount of $1.0 billion maturing September 2011 through July 2012. The floating rates are based on three month LIBOR plus a margin.

At September 30, 2008, our interest rate swap agreements had a fair value of $10 million, which was recorded in other noncurrent assets on our Consolidated Balance Sheet. In accordance with fair value hedge accounting, the carrying value of our long-term debt at September 30, 2008 included $10 million of fair value adjustments.

In accordance with our interest rate swap agreements, (1) we may require counterparties to fund the margin associated with our gain position on interest rate swap contracts, and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. At September 30, 2008, we required counterparties to fund $10 million of margin, which is recorded in cash and cash equivalents with a corresponding offset to other accrued liabilities on our Consolidated Balance Sheet.

ITEM 4.	Controls and Procedures

Management, including our Chief Executive Officer and President and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including our Chief Executive Officer and President and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2008 to ensure that material information was accumulated and communicated to management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the September 2008 quarter, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Delta Air Lines, Inc.

We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2008 (Successor), and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 (Successor), three-month and five-month periods ended September 30, 2007 (Successor), and four-month period ended April 30, 2007 (Predecessor), and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2008 (Successor), five-month period ended September 30, 2007 (Successor), and four-month period ended April 30, 2007 (Predecessor). These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2007 (Successor), and the related consolidated statements of operations, shareowners’ deficit, and cash flows for the eight-month period ended December 31, 2007 (Successor) and four-month period ended April 30, 2007 (Predecessor) and in our report dated February 13, 2008, we expressed an unqualified opinion on those consolidated financial statements.

/s/  Ernst & Young LLP

Atlanta, Georgia

October 14, 2008

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

D’Augusta, et al. Antitrust Litigation

In June 2008, an antitrust lawsuit was filed in the U.S. District Court for the Northern District of California against us and Northwest Airlines Corporation in connection with our proposed merger with Northwest. The plaintiffs allege, among other things, that Delta and Northwest are substantial competitors on routes operated in the United States and that the proposed merger between Delta and Northwest would harm consumers through higher ticket prices and diminished airline services. The plaintiffs claim the merger, if consummated, would substantially lessen competition or create a monopoly in the transportation of airline passengers in the United States in violation of Section 7 of the Clayton Act. Plaintiffs seek a determination that the merger violates Section 7 of the Clayton Act, a preliminary and permanent injunction to prohibit the merger, costs and attorneys’ fees. The District Court has scheduled a trial beginning November 5, 2008 for this lawsuit. We believe the plaintiffs’ claims are without merit, and we intend to vigorously defend this lawsuit.

Comair Flight 5191

On August 27, 2006, Comair Flight 5191 crashed shortly after take-off in a field near the Blue Grass Airport in Lexington, Kentucky. All 47 passengers and two members of the flight crew died in the accident. The third crew member survived with severe injuries. Lawsuits arising out of this accident have been filed against our wholly owned subsidiary, Comair, on behalf of 46 passengers. A number of lawsuits also name Delta, the Federal Aviation Administration (the “FAA”) and the third crew member as a defendant. The lawsuits generally assert claims for wrongful death and related personal injuries, and seek unspecified damages, including punitive damages in most cases. As of September 30, 2008, settlements have been reached with the families of 45 of the 47 passengers. Both of the remaining passenger lawsuits are pending in the U.S. District Court for the Eastern District of Kentucky.

Delta is no longer a party to one of the pending cases following an order by the District Court issued on July 8, 2008, dismissing all claims against Delta. We anticipate that the District Court will dismiss Delta from the other remaining case shortly.

Comair continues to pursue settlement negotiations with the plaintiffs in the two remaining lawsuits. The settled cases have been dismissed with prejudice.

Comair has filed direct actions in the U.S. District Court for the Eastern District of Kentucky against the U.S. (based on the actions of the FAA), and in state court in Fayette County, Kentucky, against the Lexington Airport Board and certain other Lexington airport defendants. Comair has also filed third party complaints against these same parties in the remaining pending passenger lawsuits. These actions seek to apportion liability for damages arising from this accident among all responsible parties.

We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability likely to arise from this accident.

*        *        *

“Item 3. Legal Proceedings” of our Form 10-K includes a discussion of other legal proceedings.

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

As of December 31, 2007, we had approximately $9 billion of federal and state NOL carryforwards. We experienced an ownership change in 2007 as a result of our plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to our merger agreement with Northwest, we elected out of Section 382(l)(5) of the Code, in which case Section 382(l)(6) of the Code will be applicable to the ownership change that occurred pursuant to our plan of reorganization. Under Section 382(l)(6) of the Code, the determination of the value of the corporation, for purposes of determining the Section 382 limitation, includes any increase in the value of the corporation resulting from the surrender or cancellation of creditors’ claims in the reorganization. Nonetheless, a second ownership change could further limit our ability to utilize NOL carryforwards for taxable years including or following the subsequent “ownership change.”

It is currently anticipated that the merger and the issuance of equity to employees in connection with the merger, together with certain other transactions involving the sale of our common stock within the testing period, will result in a second ownership change. Even if the merger and the employee equity issuance do not result in an ownership change, the merger and the employee equity issuance would significantly increase the likelihood that there would be an additional ownership change in the future (which ownership change could occur as a result of transactions involving our stock that are outside of our control).

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

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. For example, in September 2008, Lehman Brothers, one of our fuel hedge contract counterparties, filed for bankruptcy. As a result, we terminated all of our fuel hedge contracts with Lehman Brothers prior to their scheduled settlement dates, which resulted in an unrealized loss of $121 million. (See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information about the effect of the early termination of these contracts.) The credit crisis could have an impact on our remaining fuel hedging contracts or our interest hedging contracts if other counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.

We are currently unable to access cash invested with the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $831 million in this fund, which had a fair value of $818 million at September 30, 2008. Despite making redemption requests for the entire amount of our investment, we have not received any distribution as of October 15, 2008. While we expect to receive substantially all of our current holdings in this fund, we cannot predict when this will occur or the amount we will receive.

In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely impact overall demand, particularly business travel, which could have a negative effect on our revenues. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

Our obligation to post collateral in connection with our fuel hedge contracts may have a substantial impact on our short-term liquidity.

Under fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. At September 30, 2008, our counterparties required us to fund $109 million of fuel hedge margin. As fuel prices have continued to fall since September 30, 2008, we have posted additional cash collateral with our counterparties. If fuel prices continue to fall, we may be required to post a significant amount of additional collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and short-term investments until those contracts are settled.

The ability to realize fully the anticipated benefits of the pending merger with Northwest may depend on the successful integration of the businesses of Delta and Northwest.

Our pending merger with Northwest involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations. In addition, we and Northwest have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company’s ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely effect the business and financial results of the combined company.

The integration of the Delta and Northwest workforces following the merger will present significant challenges, including the possibility of labor-related disagreements that may adversely affect the combined company’s operations.

The successful integration of Delta and Northwest and achievement of the anticipated benefits of the combination depend significantly on integrating Delta’s and Northwest’s employee groups and on maintaining productive employee relations. The integration of Delta and Northwest workforces following the merger will be challenging in part because over 80% of the Northwest employees are represented by labor unions while, among U.S. based employees, only the Delta pilots and flight dispatchers (who combined constitute approximately 17% of the total Delta employees) are represented by labor unions. The integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delay, expense or other challenges to integrating the workforces could impact the expected synergies from the combination of Delta and Northwest and affect the financial performance of the combined company.

ITEM 2.	Issuer Purchases of Equity Securities

The following shares of Common Stock were withheld to satisfy tax withholding obligations during the September 2008 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
July 1-31, 2008	74,819	$5.55	74,819		(2)
August 1-31, 2008	4,744	7.64	4,744		(2)
September 1-30, 2008	9,021	8.18	9,021		(2)

Total	88,584	$5.93	88,584

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

A special meeting of the stockholders of Delta was held on September 25, 2008 in College Park, Georgia. At the special meeting, the holders of common stock took the following actions:

1.	Approved the issuance of common stock in the merger as contemplated by the Agreement and Plan of Merger, dated as of April 14, 2008, by and among Delta Air Lines, Inc., Nautilus Merger Corporation and Northwest Airlines Corporation by a vote of:

FOR	AGAINST	ABSTENTIONS
208,663,409	2,870,569	153,904

There were no broker non-votes on this matter.

2.	Approved the amendment to the Delta 2007 Performance Compensation Plan by a vote of:

FOR	AGAINST	ABSTENTIONS
194,456,003	16,844,752	387,127

There were no broker non-votes on this matter.

ITEM 6.	Exhibits

(a)	Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008

31.2	Certification by Delta’s President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ EDWARD H. BASTIAN
Edward H. Bastian
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

October 16, 2008