Form 10-K
period 2008-12-31
DELTA AIR LINES INC /DE/
filed 2009-03-02
CIK 27904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $1.7 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

On January 31, 2009, there were outstanding 698,464,807 shares of the registrant’s common stock.

This document is also available on our website at http://www.delta.com/about_delta/investor_relations.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

i

ii

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

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

PART I

ITEM 1.	BUSINESS

General Description

We are the world’s largest airline, providing scheduled air transportation for passengers and cargo throughout the United States and around the world. On October 29, 2008, a subsidiary of ours merged with and into Northwest Airlines Corporation (“Northwest”). As a result of this merger, Northwest and its subsidiaries, including Northwest Airlines, Inc. (“NWA”), became wholly-owned subsidiaries of Delta. We plan to fully integrate the operations of NWA into Delta as promptly as is feasible, which we anticipate we will substantially complete in 2010.

The merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives. We believe the merger will generate approximately $2 billion in annual revenue and cost synergies by 2012 from more effective aircraft utilization, a more comprehensive and diversified route system and cost synergies from reduced overhead and improved operational efficiency. We expect to incur one-time cash costs of approximately $500 million over approximately three years to integrate the two airlines.

We have developed the following strategy that is intended to make Delta the premier global airline:

•

build a financially viable airline by achieving consistent profitability, top-tier industry pre-tax margins and an industry-leading balance sheet, including diversifying our revenues from sources such as our SkyMiles® frequent flyer program, cargo transportation and our aircraft maintenance, repair and overhaul business;

•	create a comprehensive worldwide network that is structurally sustainable, drives unit revenue premiums relative to the industry average and generates long-term profits;

•	maintain responsible and disciplined capital management, including making investments in our aircraft fleet based on demonstrated returns;

•	pursue strategic options to broaden our network scope and long-term viability, including through our merger with Northwest and our expanded marketing alliance with Alaska Airlines and Horizon Air;

•	build the leading global airline alliance in terms of market presence, distribution, customer experience and financial contribution;

•	deliver industry-leading safety and operational performance coupled with a strong commitment to customer service; and

•	sustain a competitive advantage by building a world-class employee-friendly airline that is productive, diverse, accountable, results-driven and known as a great place to work.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia (the “Atlanta Airport”). Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on this website is not part of, and is not incorporated by reference in, this Form 10-K.

Airline Operations

Our global route network is centered around the hub system we operate at airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Amsterdam and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to domestic and international cities and to other hubs. The combination of Delta’s strengths in the south, mountain west and northeast United States, Europe and Latin America and NWA’s strengths in the midwest and northwest United States and Asia gives the combined company a diversified global network with a presence in every major domestic and international market. The network is supported by a fleet of aircraft that is varied in terms of size and capabilities, giving us flexibility to adjust aircraft to the network.

Other key characteristics of our route network include:

•	our alliances with foreign airlines, including our membership in SkyTeam, a global airline alliance;

•	Delta’s transatlantic joint venture with Air France and NWA’s transatlantic joint venture with KLM;

•	our domestic alliances, including our marketing alliance with Alaska and Horizon, which we are enhancing to expand our west coast service; and

•

agreements with multiple domestic regional carriers, which operate either as Delta Connection or Northwest Airlink, including our wholly-owned subsidiaries, Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”).

International Alliances

We have bilateral and multilateral marketing alliances with foreign airlines to improve our access to international markets. These arrangements can include codesharing, reciprocal frequent flyer program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, ticket office co-location and other marketing agreements. These alliances often present opportunities in other areas, such as airport ground handling arrangements and aircraft maintenance insourcing.

Our international codesharing agreements enable us to market and sell seats to an expanded number of international destinations. Under international codesharing arrangements, we and a foreign carrier each publish our respective airline designator codes on a single flight operation, thereby allowing us and the foreign carrier to offer joint service with one aircraft, rather than operating separate services with two aircraft. These arrangements typically allow us to sell seats on a foreign carrier’s aircraft that are marketed under our designator codes and permit the foreign airline to sell seats on our aircraft that are marketed under the foreign carrier’s designator code.

Delta has international codeshare arrangements with Aeromexico, Air France, Alitalia, China Airlines, China Southern, CSA Czech Airlines, KLM Royal Dutch Airlines, Korean Air and Royal Air Maroc (and some affiliated carriers operating in conjunction with these airlines). In addition to its transatlantic joint venture with KLM discussed below, NWA has international codeshare arrangements with Air France, Korean Air, and Malev Hungarian Airlines.

SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, Delta and NWA are members of the SkyTeam global airline alliance. The other full members of SkyTeam are Aeroflot, Aeromexico, Air France, Alitalia, China Southern, Continental, CSA Czech Airlines, KLM and Korean Air. One goal of SkyTeam is to link the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations. Continental has provided written notice of the termination of its membership in SkyTeam effective October 24, 2009.

In 2002, Delta, Air France, Alitalia, CSA Czech Airlines and Korean Air received limited antitrust immunity from the U.S. Department of Transportation (“DOT”) that enables us and our immunized partners to offer a more integrated route network and develop common sales, marketing and discount programs for customers.

Air France and KLM Joint Ventures. In addition to being members in SkyTeam with Air France and KLM, both of which are subsidiaries of the same holding company, Delta has a transatlantic joint venture agreement with Air France and NWA has a transatlantic joint venture agreement with KLM. These agreements provide for the sharing of revenues and costs on transatlantic routes, as well as coordinated pricing, scheduling, and product development on included routes.

In 2007, Delta entered into its joint venture agreement with Air France to share decision making, revenues and costs on transatlantic routes. The initial implementation of the joint venture in April 2008 included flights operated by both carriers between Air France’s Paris-Charles de Gaulle, Paris-Orly and Lyon hubs and our Atlanta, Cincinnati, NewYork-JFK and Salt Lake City hubs, as well as all flights between London Heathrow Airport and the U.S., with plans for the joint venture to be extended to all transatlantic flights operated by Air France and Delta between North America and Europe and the Mediterranean, as well as all flights between Los Angeles and Tahiti by 2010.

In 1992, NWA entered into its joint venture agreement with KLM to share decision making, revenues and costs on transatlantic routes. Pursuant to this joint venture, NWA and KLM operate an extensive transatlantic network, including operating joint service between Amsterdam and cities in the U.S., Canada and Mexico, as well as between Amsterdam and India.

Delta, NWA, Air France and KLM are currently negotiating the terms for implementing a combined transatlantic joint venture, which is expected to be implemented no later than November 2009 and would replace the separate joint ventures described above.

In May 2008, we, NWA, Air France, Alitalia, CSA Czech Airlines and KLM received limited antitrust immunity from the DOT that enables us and our immunized partners to offer a more integrated route network and develop common sales, marketing and discount programs for customers. The DOT conditioned the continued effectiveness of this antitrust immunity on the implementation within 18 months of a joint venture agreement among us, NWA, Air France and KLM. A more integrated joint venture would offer significant advantages to consumers, including more choice in flight schedules, travel times, services and fares. In light of the recent reorganization of Alitalia and its subsidiaries under a new structure with C.A.I. Compagnia Aerea Italiana S.p.A., Delta and NWA have suspended immunized activities with Alitalia (but not codesharing, reciprocal frequent flyer program benefits, shared or reciprocal access to passenger lounges or other alliance marketing activities) while we seek to transfer the above-described antitrust immunity to the new Alitalia.

Domestic Alliances

We and NWA have entered into marketing alliances with (1) Continental (including regional carriers affiliated with Continental) and (2) Alaska and Horizon, each of which includes mutual codesharing and reciprocal frequent flyer and airport lounge access arrangements. Delta also has frequent flyer and reciprocal lounge agreements with Hawaiian Airlines, and a codesharing agreement with American Eagle Airlines (“American Eagle”). NWA also has frequent flyer and codesharing agreements with several other airlines, including American Eagle, Gulfstream International Airlines, Hawaiian, and Midwest Airlines. These marketing relationships are designed to permit the carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the carriers’ route networks. Continental has provided written notice to Delta and NWA of the termination of its participation in marketing alliances with Delta and NWA effective July 31, 2009 and April 14, 2009, respectively. We plan to wind down the relationships with Continental in an orderly manner and do not expect the termination of the alliances to have any significant impact.

Regional Carriers

Delta and NWA have air service agreements with multiple domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small- and medium-sized cities. These arrangements enable us to increase the number of flights we have available in certain locations, to better match capacity with demand and to preserve our presence in smaller markets. Approximately 23% of our passenger revenue in 2008 related to flying by regional air carriers.

Through our regional carrier program, we have contractual arrangements with ten regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” and “NW” designator codes. In addition to our wholly-owned subsidiaries, Comair, Compass and Mesaba, we have contractual arrangements with Atlantic Southeast Airlines, Inc., a subsidiary of SkyWest, Inc. (“SkyWest”); SkyWest Airlines, Inc., a subsidiary of SkyWest; Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings, Inc. (“Republic Holdings”); Shuttle America Corporation, a subsidiary of Republic Holdings; Freedom Airlines, Inc., a subsidiary of Mesa Air Group, Inc.; Pinnacle Airlines, Inc.; and American Eagle.

With the exception of Eagle and a portion of SkyWest Airlines as described below, these agreements are capacity purchase arrangements, under which Delta and NWA control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carrier’s flights operating under our “DL” and “NW” designator codes, and we are entitled to all ticket, cargo and mail revenues associated with these flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least ten years, which grant us the option to extend the initial term and provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates. Our arrangements with Eagle, limited to certain flights operated to and from the Los Angeles International Airport, as well as a portion of the flights operated for us by SkyWest Airlines, are structured as revenue proration agreements. These proration agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Frequent Flyer Programs

Delta and NWA both have frequent flyer programs, which are designed to retain and increase traveler loyalty by offering incentives to customers to increase travel on each airline. We are in the process of integrating these programs with a goal of combining the programs by the beginning of 2010.

Delta’s SkyMiles® program allows program members to earn mileage for travel awards by flying on Delta, Delta’s regional carriers and other participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels, car rental agencies, telecommunication services and internet services. In addition, individuals and companies may purchase mileage credits. We reserve the right to terminate the program with six months’ advance notice, and to change the program’s terms and conditions at any time without notice.

SkyMiles mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Crown Room Club and for other program participant awards. Travel awards are subject to certain transfer restrictions and capacity-controlled seating. In some cases, blackout dates may apply. Program accounts with no activity for 12 consecutive months after enrollment are deleted. Miles will not expire so long as, at least once every two years, the participant (1) takes a qualifying flight on Delta or a Delta Connection carrier, (2) earns miles through one of our program participants, (3) buys miles from Delta or (4) redeems miles for any program award.

NWA’s frequent flyer program is known as “WorldPerks.” Under the WorldPerks program, miles are earned by flying on NWA or its alliance partners and by using the services of program participants for such things as credit card use, hotel stays, car rentals and other activities. NWA sells mileage credits to alliance and non-airline program participants. WorldPerks members accumulate mileage in their accounts and later redeem mileage for free or upgraded travel on NWA and alliance participants. WorldPerks members that achieve certain mileage thresholds also receive enhanced service benefits from NWA such as special service lines, advance flight boarding and upgrades.

Cargo

Delta Cargo is the largest cargo carrier among the U.S. passenger airlines, based on revenue. Through the strength of our global network, we are able to connect all of the world’s major freight gateways. We generate cargo revenues in domestic and international markets primarily through the use of cargo space on regularly scheduled passenger aircraft. Additionally, we have a limited, focused network of freighters that tie together the key freight markets in Asia and connect to three gateways in the U.S.

Delta Cargo is a member of SkyTeam Cargo, the world’s largest global airline cargo alliance. The alliance, whose other members are Aeromexico Cargo, Air France Cargo, Alitalia Cargo, CSA Czech Airlines Cargo, KLM Cargo and Korean Air Cargo, offers a global network with over 16,000 daily flights spanning 6 continents. This alliance offers cargo customers a consistent international product line, and the partners work to jointly improve their efficiency and effectiveness in the marketplace.

MRO

Our maintenance, repair and overhaul (“MRO”) operations known as Delta TechOps is the largest airline MRO in North America with state-of-the-art facilities worldwide. In addition to providing maintenance and engineering support for the combined Delta and NWA fleets of nearly 800 aircraft, Delta TechOps serves more than 125 aviation and airline customers from around the world. Delta TechOps employs approximately 8,500 maintenance professionals and is one of the most experienced MRO providers in the world.

Among the key services we offer are:

•	Airframe Maintenance—aircraft overhaul for both widebody and narrowbody craft;

•	Component Maintenance—repair, overhaul, and test facilities for electromechanical components and avionics;

•	Engine Maintenance—full overhaul, repair, and support capabilities for engine parts and components;

•	Line Maintenance—a full range of ground services including deicing and aircraft parking;

•	Support Services—logistics, fleet engineering, engine leasing, and more; and

•	Technical Operations Training—technical training for a wide variety of aircraft types.

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2006 through 2008.

Year	Gallons Consumed(2) (Millions)	Cost(2) (3) (Millions)	Average Price Per Gallon(2) (3)	Percentage of Total Operating Expense(2)
2008(1)	2,740	$8,686	$3.16	38	%(4)
2007	2,534	5,676	2.24	31%
2006	2,480	5,250	2.12	30%

(1)	Includes Northwest operations for the period from October 30 to December 31, 2008.
(2)	Includes the operations under contract carrier agreements with regional air carriers.
(3)	Net of fuel hedge (losses) gains under our fuel hedging program of ($65) million, $51 million and ($108) million for 2008, 2007 and 2006,
(4)

Total operating expense for 2008 reflects a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges. Including these charges, fuel costs accounted for 28% of total operating expense.

Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

We use derivative instruments, which are comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts, in an effort to manage our exposure to changes in aircraft fuel prices.

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

Competition

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and existing carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Amsterdam and Tokyo-Narita either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators. Our ability to compete effectively depends, in significant part, on our ability to maintain a cost structure that is competitive with other carriers.

In addition, we compete with foreign carriers, both on interior U.S. routes and in international markets. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others and which Continental has announced its intention to join in October 2009) and the oneworld Alliance (among American Airlines, British Airways and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies Treaty with the Member States of the European Union, has accelerated this trend. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers.

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

Route Authority

Our flight operations are authorized by certificates of public convenience and necessity and also by exemptions issued by the DOT. The requisite approvals of other governments for international operations are controlled by bilateral agreements with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of our international route authorities or otherwise affect our international operations. Bilateral agreements between the U.S. and various foreign countries served by us are subject to renegotiation from time to time.

Certain of our international route authorities are subject to periodic renewal requirements. We request extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance this practice will continue in general or with respect to a specific renewal. Dormant route authority may not be renewed in some cases, especially where another U.S. carrier indicates a willingness to provide service.

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

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan in Washington, D.C., LaGuardia and JFK in New York, and Newark. Our operations at these airports generally require the allocation of slots or analogous regulatory authorities. Similarly, our operations at Tokyo’s Narita Airport, London’s Gatwick and Heathrow airports and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

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

Concern about climate change and greenhouse gases may result in additional regulation of aircraft emissions in the U.S. and abroad. We may become subject to taxes, charges or additional requirements to obtain permits for greenhouse gas emissions. In July 2008, the European Union approved legislation to include aviation in their emissions trading system (“ETS”). Beginning in 2012, any airline with flights originating or landing in the European Union will be subject to the ETS and will be required to buy a permit for its greenhouse gas emissions. We expect that such a system will impose significant costs on our operations in the European Union. Similar cap and trade restrictions are being proposed in the United States. In the event that U.S. legislation or regulation is enacted or in the event similar legislation or regulation is enacted in other jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. At this time, we cannot predict whether any such legislation or regulation would apportion costs between one or more jurisdictions in which we operate flights, which could result in multiple taxation or permitting requirements from multiple jurisdictions. Certain credits may be available to reduce the costs of permits in order to mitigate the impact of such regulations on consumers. At this time, we cannot predict whether we or the aviation industry in general will have access to offsets or credits. We are carefully monitoring and evaluating the potential impact of such legislative and regulatory developments.

We have been identified by the EPA as a potentially responsible party (a “PRP”) with respect to certain Superfund Sites, and have entered into consent decrees regarding some of these sites. Our alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site and liability at many of these sites has been resolved through our Chapter 11 proceedings. We are aware of soil and/or ground water contamination present on our current or former leaseholds at several domestic airports. To address this contamination, we have a program in place to investigate and, if appropriate, remediate these sites. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.

We are also subject to various other federal, state and local laws governing environmental matters, including the management and disposal of chemicals, waste and hazardous materials, protection of surface and subsurface waters, and regulation of air emissions and drinking water.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international range aircraft from October 1, 2008 until September 30, 2009. As of October 1, 2008, the following numbers of our international range aircraft are available for CRAF activation:

Stage	Description of Event Leading to Activation	International Passenger Aircraft Allocated	Number of Aeromedical Aircraft Allocated	Total Aircraft by Stage
I	Minor Crisis	15	N/A	15
II	Major Theater Conflict	37	22	59
III	Total National Mobilization	139	35	174

The CRAF Program has only been activated twice, both times at the Stage I level, since it was created in 1951.

Regulatory and Legislative Proposals

Concerns about airport congestion issues have caused the DOT and FAA to consider various proposals for access to certain airports, including “congestion-based” landing fees and programs that would withdraw slots from existing carriers and reallocate those slots (either by lottery to carriers with little or no current presence at such airports or by auction to the highest bidder). These proposals, if enacted, could negatively impact our existing services and our ability to respond to competitive actions by other airlines.

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

Collective Bargaining

As of December 31, 2008, we had a total of 84,306 full-time equivalent employees. Approximately 42% of these employees were represented by unions, including the following domestic employee groups.

Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots (including pre-merger NWA pilots)	11,040	ALPA	December 31, 2012
Delta Flight Superintendents (Dispatchers)	180	PAFCA	December 31, 2013
NWA Dispatchers	150	TWU	December 31, 2013
NWA Fleet Service, Passenger Service, and Office/Clerical	11,030	IAM	December 31, 2010
NWA Simulator Technicians	40	IAM	December 31, 2010
NWA Stock Clerks	270	IAM	December 31, 2010
NWA Flight Attendants	6,290	AFA-CWA	December 31, 2011
NWA Mechanics and Related Employees	900	AMFA(1)	None
NWA Plant Protection Employees	10	IAM	December 31, 2010
NWA Technical Operations Trainers, Planners, Writers and Analysts	170	ATSA	December 31, 2011
NWA Meteorologists	20	NAMA	December 31, 2011
Comair Pilots	1,190	ALPA	March 2, 2011
Comair Maintenance Employees	500	IAM	December 31, 2010
Comair Flight Attendants	790	IBT	December 31, 2010
Compass Pilots	320	ALPA	April 1, 2013
Mesaba Pilots	1,090	ALPA	December 1, 2010
Mesaba Flight Attendants	650	AFA-CWA	December 1, 2010
Mesaba Mechanics and Related Employees	310	AMFA	December 1, 2010
Mesaba Dispatchers	25	TWU	May 31, 2012
(1)	On February 26, 2009, the NMB accepted a request by AMFA to terminate its certification to represent pre-merger NWA aircraft maintenance technicians and related employees.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our airline subsidiaries, that are not represented for collective bargaining purposes.

The successful integration of NWA into Delta and achievement of the anticipated benefits of the merger depend significantly on integrating Delta’s and NWA’s employee groups and on maintaining productive employee relations. The integration of Delta and NWA workforces will be challenging in part because approximately 80% of the pre-merger Northwest employees are represented by labor unions while, among U.S. based pre-merger Delta employees, only the Delta pilots and flight dispatchers (who combined constitute approximately 17% of the total pre-merger Delta employees) are represented by labor unions. Completing the integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delay, expense or other challenges to integrating the workforces could impact the expected synergies from the combination of Delta and NWA and affect our financial performance.

Under procedures that have been utilized by the NMB, each labor union that currently represents U.S.-based employees at Delta or NWA, as well as other groups of employees with a sufficient showing of interest, will have an opportunity to invoke the NMB’s jurisdiction to address representation issues arising from the merger. Once its jurisdiction is invoked, the NMB’s rules call for it to first determine whether Delta and NWA have combined or will combine to form a single carrier. On January 7, 2009, the NMB ruled that Delta and NWA now constitute a single transportation system for representation purposes under the Railway Labor Act.

The NMB has utilized certain procedures to address and resolve representation issues arising from airline mergers which generally have included the following:

•	Where employees in the same craft or class at the two carriers are represented by the same union, that union will be certified to represent the combined group, without an election.

•

Where employees in the same craft or class at the two carriers have different representation status—either they are represented by different unions or one group is represented by a union and the other is not—the NMB’s rules provide for a representation election among the combined employee groups if the groups are “comparable” in size. In general, the NMB has considered two groups to be comparable in size if the smaller group is at least 35% of the combined group. If the representation election results in the combined group not being represented by a union, the collective bargaining agreement covering the group that had previously been unionized will terminate.

•

If the two groups are not comparable in size, the smaller group will be folded into and have the same representation status as the larger group. Even where the two groups are not comparable in size, the smaller group can still obtain an election if, within 14 days after the NMB’s single carrier determination with respect to that group, the smaller group submits a showing of interest from at least 35% of the combined group. The showing of interest can consist of authorization cards as well as the seniority list of the smaller group, if the smaller group had been represented by a union.

In view of these procedures, we believe that a representation election may occur in one or more combined employee groups. Under the NMB’s rules, a labor union generally will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. If a labor union is certified to represent a combined group, the terms and conditions of employment of the combined work group ultimately will be subject to negotiations toward a joint collective bargaining agreement. Completing joint collective bargaining agreements covering combined work groups that choose to be represented by a labor union could take significant time, which could delay or impede our ability to achieve targeted synergies from the merger.

With respect to integration of seniority lists, where the two employee groups in a craft or class have different representation status, federal law requires that seniority integration be governed by the procedures first issued by the Civil Aeronautics Board in the Allegheny-Mohawk merger – known as the Allegheny-Mohawk Labor Protective Provisions. In general, Allegheny-Mohawk Labor Protective Provisions require that seniority be integrated in a “fair and equitable” manner and that any disputes not resolved by negotiations may be submitted to binding arbitration by a neutral arbitrator. This requirement is consistent with the seniority protection policy that has been adopted by the Delta board of directors. Where both groups are represented by the same union prior to the merger, seniority integration is governed by the union’s bylaws and policies. The integration of the seniority lists of the pilots of Delta and NWA as well as flight dispatchers, meteorologists, and technicians and related Technical Operations employees have been resolved.

Executive Officers

Richard H. Anderson, Age 53: Chief Executive Officer of Delta since September 1, 2007. Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006 to August 2007); Executive Vice President of UnitedHealth Group (November 2004 to December 2006); Chief Executive Officer of Northwest (2001 to November 2004).

Edward H. Bastian, Age 51: President of Delta and Chief Executive Officer of NWA since October 2008; President and Chief Financial Officer of Delta (September 2007—October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005—September 2007); Chief Financial Officer, Acuity Brands (June 2005—July 2005); Senior Vice President—Finance and Controller of Delta (2000—April 2005); Vice President and Controller of Delta (1998 – 2000).

Michael J. Becker, Age 47: Executive Vice President and Chief Operating Officer NWA since October 2008; Senior Vice President of Human Resources and Labor Relations of Northwest (May 2005—October 2008); Senior Vice President—Human Resouces of Northwest (August 2001 to May 2005); Vice President—International of Northwest (2000—August 2001).

Michael H. Campbell, Age 60: Executive Vice President—HR & Labor Relations of Delta since October 2008; Executive Vice President—HR, Labor & Communications of Delta (December 2007-October 2008); Executive Vice President—Human Resources and Labor Relations of Delta (July 2006—December 2007); Of Counsel, Ford & Harrison (January 2005—July 2006); Senior Vice President—Human Resources and Labor Relations, Continental Airlines, Inc. (1997 – 2004); Partner, Ford & Harrison (1978 – 1996).

Stephen E. Gorman, Age 53: Executive Vice President and Chief Operating Officer of Delta since October 2008; Executive Vice President—Operations of Delta (December 2007-October 2008); President and Chief Executive Officer of Greyhound Lines, Inc. (June 2003—October 2007); President, North America and Executive Vice President Operations Support at Krispy Kreme Doughnuts, Inc. (August 2001—June 2003); Executive Vice President, Technical Operations and Flight Operations of Northwest (February 2001—August 2001), Senior Vice President, Technical Operations of Northwest (January 1999—February 2001), and Vice President, Engine Maintenance Operations of Northwest (April 1996 to January 1999).

Glen W. Hauenstein, Age 48: Executive Vice President—Network Planning and Revenue Management of Delta since April 2006; Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005—April 2006); Vice General Director—Chief Commercial Officer and Chief Operating Officer of Alitalia (2003—2005); Senior Vice President—Network of Continental Airlines (2003); Senior Vice President—Scheduling of Continental Airlines (2001 – 2003); Vice President Scheduling of Continental Airlines (1998 – 2001).

Hank Halter, Age 44: Senior Vice President and Chief Financial Officer of Delta since October 2008; Senior Vice President—Finance and Controller of Delta (May 2005—October 2008); Vice President—Controller of Delta (March 2005—May 2005); Vice President—Assistant Controller of Delta (January 2002—March 2005); and Vice President—Finance—Operations of Delta (February 2000—December 2001); various finance leadership positions at Delta and American Airlines, Inc. (June 1993—February 2000).

Richard B. Hirst, Age 64: Senior Vice President and General Counsel of Delta since October 2008; Senior Vice President—Corporate Affairs and General Counsel of Northwest (March 2008—October 2008); Executive Vice President and Chief Legal Officer of KB Home (March 2004—November 2006); Executive Vice President and General Counsel of Burger King Corporation (March 2001—June 2003); General Counsel of the Minnesota Twins (1999 – 2000); Senior Vice President—Corporate Affairs of Northwest (1994 – 1999); Senior Vice President—General Counsel of Northwest (1990 – 1994); Vice President—General Counsel and Secretary of Continental Airlines (1986 – 1990).

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

Risk Factors Relating to Delta

Our business and results of operations are dependent on the price and availability of aircraft fuel. High fuel costs or cost increases could have a materially adverse effect on our operating results. Likewise, significant disruptions in the supply of aircraft fuel would materially adversely affect our operations and operating results.

Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices have increased substantially in the last five years and spiked at record high levels in 2008 before falling dramatically during the latter part of the year. In 2008, our average fuel price per gallon rose 41% to $3.16, as compared to an average price of $2.24 in 2007, which was 6% higher than our average price of $2.12 in 2006 and significantly higher than fuel prices in the earlier part of this decade. The fuel costs represented 38%, 31% and 30% of our operating expense in 2008, 2007 and 2006, respectively. Total operating expense for 2008 reflects a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges. Including these charges, fuel costs accounted for 28% of total operating expense. These increasing costs have had a significant negative effect on our results of operations and financial condition.

Our ability to pass along the increased costs of fuel to our customers is limited by the competitive nature of the airline industry. We often have not been able to increase our fares to offset the effect of increased fuel costs in the past and we may not be able to do so in the future.

In addition, our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. In an effort to manage our exposure to changes in fuel prices, we use derivative instruments, which are comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts, though we may not be able to successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.

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

The global economic recession has resulted in weaker demand for air travel and may create challenges for us that could have a material adverse effect on our business and results of operations.

As the effects of the global economic recession have been felt in our domestic and international markets, we are experiencing weaker demand for air travel. Our demand began to slow during the December 2008 quarter and we believe worsening global economic conditions in 2009 will substantially reduce U.S. airline industry revenues in 2009 compared to 2008. As a result, we have announced plans to further reduce our consolidated capacity by 6-8% in 2009 compared to 2008 (which reflects planned domestic capacity reductions of 8-10% and international capacity reductions of 3-5%), and have offered voluntary workforce reduction programs for eligible employees. Demand for air travel could continue to fall if the global economic recession continues, and overall demand may fall much lower than we are able prudently to reduce capacity. The weakness in the United States and international economies could have a significant negative impact on our future results of operations.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. For example, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the credit crisis could have an impact on our remaining fuel hedging contracts or our interest hedging contracts if counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.

The financial crisis and economic downturn have also resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. Our funding obligations for these plans, which have been frozen for future benefit accruals, are governed by the Employee Retirement Income Security Act (“ERISA”). Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Due primarily to the recent decline in the investment markets, we currently expect our contributions to these plans to significantly increase for 2010 and thereafter, which could have a material adverse effect on our financial condition.

The financial crisis also resulted in us being unable to access $139 million invested with the Reserve Primary Fund as of February 28, 2009. The Reserve Primary Fund is a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $1.1 billion in this fund, have received distributions of $925 million and have recorded a $13 million loss to the cost basis of our pro rata share of the estimated loss in the fund. While we expect to receive substantially all of our current holdings in this fund, we cannot predict when this will occur or the amount we will receive.

Our obligation to post collateral in connection with our fuel hedge contracts may have a substantial impact on our short-term liquidity.

Under fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. At December 31, 2008, our counterparties required us to fund $1.2 billion of fuel hedge margin. If fuel prices continue to fall, we may be required to post a significant amount of additional collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and short-term investments until those contracts are settled.

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

In addition, a substantial level of indebtedness, particularly because substantially all of our assets are currently subject to liens, could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. We have historically had substantial liquidity needs in the operation of our business. These liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control.

Certain of our credit facilities include financial and other covenants that impose restrictions on our financial and business operations.

The exit facility financing credit agreements of Delta and NWA and the liquidity facility credit agreement of NWA each contain financial covenants that require Delta or NWA, respectively, to maintain a minimum fixed charge coverage ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. In addition, each of the credit facilities contains other negative covenants customary for such financings. These covenants may have a material adverse impact on our operations. In addition, if we fail to comply with the covenants in any credit facility and are unable to obtain a waiver or amendment, an event of default would result under that facility.

Each of the credit facilities also contains other events of default customary for such financings. If an event of default were to occur, the lenders could, among other things, declare outstanding borrowings under the respective credit facilities immediately due and payable, and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under any of the credit facilities if such borrowings were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under any of the credit facilities could also result in an event of default under other financing agreements of Delta and NWA.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. Approximately 42% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.

In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups on current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

The ability to realize fully the anticipated benefits of our merger with Northwest may depend on the successful integration of the businesses of Delta and Northwest.

Our merger with Northwest involves the combination of two companies which operated as independent public companies prior to the merger. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations. It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely effect our business and financial results.

The integration of the Delta and NWA workforces will present significant challenges, including the possibility of labor-related disagreements that may adversely affect our operations.

The successful integration of Delta and Northwest and achievement of the anticipated benefits of the combination depend significantly on integrating Delta’s and NWA’s employee groups and on maintaining productive employee relations. The integration of Delta and NWA workforces will be challenging in part because approximately 80% of the NWA employees are represented by labor unions while, among U.S. based employees, only the pre-merger Delta pilots and flight dispatchers (who combined constitute approximately 17% of the total pre-merger Delta employees) are currently represented by labor unions. The integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delay, expense or other challenges to integrating the workforces could impact the expected synergies from the combination of Delta and Northwest and affect the financial performance of the combined company.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

Our business is heavily dependent on our operations at the Atlanta Airport and at our other hub airports in Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Amsterdam and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta airport or at one of our other hubs could have a serious impact on our business, financial condition and results of operations.

We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.

We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in delta.com, check-in kiosks and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. These initiatives will continue to require significant capital investments in our technology infrastructure to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected. In addition, we may face challenges associated with integrating complex systems and technologies that support the separate operations of Delta and NWA. If we are unable to manage these challenges effectively, our business and results of operation could be negatively affected.

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

We sell a substantial number of tickets that are paid for by customers who use credit cards. Our credit card processing agreements provide that no future holdback of receivables or reserve is required except in certain circumstances, including in which we do not maintain a required level of unrestricted cash. If circumstances were to occur that would allow either processor to initiate a holdback, the negative impact on our liquidity likely would be significant.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be further limited as a result of the merger with Northwest and the employee equity issuance, together with other equity transactions.

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

As of December 31, 2008, Delta reported approximately $9.2 billion of federal and state NOL carryforwards. As of December 31, 2008, Northwest reported approximately $5.3 billion of federal and state NOL carryforwards. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the merger agreement, Delta and Northwest elected out of Section 382(l)(5) of the Code, in which case Section 382(l)(6) of the Code will be applicable to the ownership changes that occurred pursuant to our respective plans of reorganization. As a result of the merger, Northwest experienced a subsequent ownership change. Delta also may experience a subsequent ownership change as a result of the merger and the issuance of equity to employees in connection with the merger, together with other transactions involving the sale of our common stock within the testing period. Even if the merger and the employee equity issuance did not result in an ownership change, the merger and the employee equity issuance has significantly increased the likelihood there will be a subsequent ownership change for Delta as a result of transactions involving sale of our common stock.

The Northwest ownership change resulting from the merger and the potential occurrence of a second ownership change for Delta could limit the ability to utilize pre-change NOLs that are not currently subject to limitation, and could further limit the ability to utilize NOLs that are currently subject to limitation. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal tax-exempt rate, set by the Internal Revenue Service. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

Transfer restrictions on our stock issued in connection with our Plan of Reorganization may limit the liquidity of our stock.

To reduce the risk of a potential adverse effect on our ability to utilize our net operating loss carryovers, our certificate of incorporation contains certain restrictions on the transfer of our stock. These transfer restrictions will be effective until May 1, 2009, subject to extension for an additional three years. These transfer restrictions may adversely affect the ability of certain holders of our stock to dispose of or acquire shares of our stock during the period the restrictions are in place. Furthermore, while the purpose of these transfer restrictions is to prevent an “ownership change” from occurring within the meaning of section 382 of the Internal Revenue Code, no assurance can be given that such an ownership change will not occur.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Amsterdam and Tokyo-Narita either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.

Low-cost carriers, including Southwest, AirTran and JetBlue, in the U.S. have placed significant competitive pressure on us and other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected. In light of increased jet fuel costs and other issues in recent years, we expect consolidation to occur in the airline industry. As a result of consolidation, we may face significant competition from larger carriers that may be able to generate higher amounts of revenue and compete more efficiently.

In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others and which Continental has announced its intention to join in October 2009) and the oneworld Alliance (among American Airlines, British Airways and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement with the Member States of the European Union, has accelerated this trend. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers.

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

Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast U.S., have included concepts such as “congestion-based” landing fees, “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. Furthermore, events related to extreme weather delays in late 2006 and early 2007 have caused Congress and the DOT to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The enactment of such proposals could have a significant negative impact on our operations. In addition, some states have also enacted or considered enacting such regulations.

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

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through March 31, 2009 and the Secretary of Transportation has discretion to extend coverage through May 31, 2009. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Flight Equipment

Our active aircraft fleet at December 31, 2008 is summarized in the following table:

	Current Fleet
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age
Passenger Aircraft:
B-737-700	5	—	—	5	0.3
B-737-800	71	—	—	71	8.2
B-747-400	4	—	12	16	15.1
B-757-200	92	33	34	159	16.7
B-757-200ER	—	2	15	17	10.9
B-757-300	16	—	—	16	5.8
B-767-300	4	—	17	21	17.9
B-767-300ER	50	—	9	59	12.9
B-767-400	21	—	—	21	7.8
B-777-200ER	8	—	—	8	8.9
B-777-200LR	2	—	—	2	0.8
A319-100	55	—	2	57	6.8
A320-200	41	—	28	69	13.7
A330-200	11	—	—	11	3.7
A330-300	21	—	—	21	3.3
MD-88	63	33	21	117	18.5
MD-90	16	—	—	16	13.1
DC-9	71	—	—	71	35.2
CRJ-100	21	13	44	78	11.6
CRJ-200	5	—	24	29	6.3
CRJ-700	15	—	—	15	5.1
CRJ-900	49	—	—	49	1.0
Saab 340	—	—	49	49	11.1
EMB 175	36	—	—	36	0.7
Freighter Aircraft:

B-747-200	7	—	3	10	24.5

Total	684	81	258	1,023	13.2

The above table:

•	includes three B-767-300, four DC-9, two B-767-300ER, two MD-88 and one B-757-200 aircraft which are temporarily grounded; and

•	excludes aircraft flown by our third party contract carriers. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft, as of December 31, 2008 are shown in the following tables:

	Delivery in Calendar Years Ending
Aircraft on Firm Order(3)	2009	2010	2011	2012	After 2012	Total
B-737-700	5	—	—	—	—	5
B-737-800	11	21	1	—	—	33	(1)
B-777-200LR	6	2	—	—	—	8
A319-100	—	—	—	—	5	5
A320-200	—	—	—	2	—	2
CRJ-900	10	—	—	—	—	10	(2)

Total	32	23	1	2	5	63

(1)	Includes 31 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.
(2)	Includes 2 aircraft orders we assigned to a regional air carrier.
(3)

We have excluded from the table above our order of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

	Delivery in Calendar Years Ending
Aircraft on Option(1)	2010	2011	2012	2013	After 2013	Total	Rolling Options
B-737-800	10	24	22	4	—	60	116
B-767-300ER	1	—	—	1	4	6	—
B-767-400	1	1	1	2	7	12	—
B-777-200LR	2	6	6	4	9	27	10
B-787-8	—	—	—	6	12	18	18
CRJ-200	4	—	—	—	—	4	—
CRJ-700	5	—	—	—	—	5	—
CRJ-900	25	1	—	—	—	26	—
EMB 175	4	18	14	—	—	36	64

Total	52	50	43	17	32	194	208

(1)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

Ground Facilities

We lease most of the land and buildings that we occupy. Delta’s largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of its principal offices are located at or near the Atlanta Airport, on land leased from the City of Atlanta generally under long-term leases. Delta owns a portion of its principal offices, its Atlanta reservations center and other real property in Atlanta. NWA owns its primary offices, which are located near the Minneapolis/St. Paul International Airport, including its corporate offices located on a 160-acre site east of the airport. Other NWA owned facilities include reservations centers in Baltimore, Maryland, Tampa, Florida, Minot, North Dakota and Chisholm, Minnesota, and a data processing center in Eagan, Minnesota. NWA also owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo’s Narita International Airport.

We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Examples of major leases and use agreements at hub or other significant airports that will expire in the next several years include, among others: (1) our Atlanta Airport central passenger terminal lease and the airport use agreement, which expire in 2010; (2) our Salt Lake City International Airport use and lease agreement, which expires in 2010; and (3) NWA’s Memphis International Airport use and lease agreement, which expires in 2009. We also lease aircraft maintenance facilities and air cargo facilities at certain airports, including, among others: (1) our main Atlanta maintenance base; (2) our Atlanta air cargo facilities and our hangar and air cargo facilities at the Cincinnati/Northern Kentucky International Airport and Salt Lake City International Airport; and (3) NWA hangar and air cargo facilities at the Detroit Metropolitan International Airport, Minneapolis/St. Paul International Airport and Seattle-Tacoma International Airport. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticketing and reservations offices in certain locations for varying terms.

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

The City of Atlanta is currently implementing portions of a ten year capital improvement program (the “CIP”) at the Atlanta Airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a 9,000 foot full-service runway that opened in May 2006, related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. If fully implemented, the CIP is currently estimated by the City of Atlanta to cost approximately $6.8 billion, which exceeds the $5.4 billion CIP approved by the airlines in 1999. The CIP will not be complete until at least 2012, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. Certain elements of the CIP have been delayed, some may be eliminated and there is no assurance that the CIP will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact our operations at the Atlanta Airport.

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

On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small number of 1992 Bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York. In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders appealed the decision of the District Court to the U.S. Court of Appeals for the Second Circuit, which in February 2009 upheld the District Court’s decision. The objecting Bondholders have filed a petition with the U.S. Court of Appeals for the Second Circuit for a rehearing en banc.

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

Market Information

Our common stock is listed on the New York Stock Exchange and has traded under the ticker symbol “DAL” since May 3, 2007. Shares of our common stock issued and outstanding immediately prior to April 30, 2007 (the “Old Common Stock”) traded on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. The ticker symbol “DALRQ” was assigned to our Old Common Stock for over-the-counter quotations. On April 30, 2007, the Old Common Stock was canceled pursuant to the terms of our Plan of Reorganization and we have no continuing obligations with respect to the Old Common Stock.

The following table sets forth for the periods indicated, the highest and lowest sales price for our common stock authorized in connection with our emergence from bankruptcy as reported on the NYSE for the period beginning April 30, 2007 and for our Old Common Stock as reported on the Pink Sheets for the period through April 27, 2007. The quotations from the Pink Sheets reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Common Stock(1)		Old Common Stock(2)
	High	Low	High	Low
Fiscal 2007
First Quarter	—	—	$1.48	$0.21
Second Quarter	$21.95	$18.02	$0.48	$0.01
Third Quarter	$21.80	$14.94	—	—
Fourth Quarter	$21.10	$14.04	—	—
Fiscal 2008
First Quarter	$18.99	$7.94	—	—
Second Quarter	$10.89	$4.80	—	—
Third Quarter	$10.26	$4.00	—	—
Fourth Quarter	$12.00	$5.10	—	—

(1)	The common stock commenced trading on April 26, 2007 on a “when-issued” basis and was listed on the New York Stock Exchange and began trading under the ticker symbol “DAL” on May 3, 2007.
(2)	The Old Common Stock was canceled pursuant to the terms of our Plan of Reorganization and no further trading occurred after April 27, 2007.

Holders

As of February 1, 2009, there were approximately 2,813 holders of record of our common stock.

Dividends

We expect to retain any future earnings to fund our operations and meet our cash and liquidity needs. In addition, our ability to pay dividends or repurchase common stock is restricted under credit facilities that we entered into in connection with our emergence from bankruptcy. Therefore, we do not anticipate paying any dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from April 30, 2007 to December 31, 2008 of our common stock to the Standard & Poor’s 500 Stock Index and the Amex Airline Index. The comparison assumes $100 was invested on April 30, 2007 in each of our common stock and the indices and assumes that all dividends were reinvested. Data for periods prior to April 30, 2007 is not shown because of the period we were in bankruptcy and the lack of comparability of financial results before and after April 30, 2007.

The Amex Airline Index (ticker symbol XAL) consists of Alaska Air Group, Inc., AMR Corporation, Continental, Delta, GOL Linhas Areas Inteligentes S.A., JetBlue Airways Corporation, LAN Airlines SA ADS, Ryanair Holdings plc, SkyWest, Inc., Southwest Airlines Company, TAM S.A. ADS, UAL Corporation, and US Airways Group, Inc.

Issuer Purchases of Equity Securities

The following shares of Common Stock were withheld to satisfy tax withholding obligations during the December 2008 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
October 1-31, 2008	5,142,826	$7.99	5,142,826		(1)
November 1-30, 2008	13,037,499	11.52	13,037,499		(1)
December 1-31, 2008	22,775	7.98	22,775		(1)

Total	18,203,100	$10.52	18,203,100

(1)

Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under our 2007 Performance Compensation Plan and in connection with bankruptcy claims under Delta’s Plan of Reorganization. The 2007 Performance Compensation Plan and Delta’s Plan of Reorganization both provide for the withholding of shares to satisfy tax obligations. Neither specify a maximum number of shares that can be withheld for this purpose. See Note 11 and Note 12 of the Notes to the Consolidated Financial Statements elsewhere in this Form 10-K for more information about Delta’s Plan of Reorganization and the 2007 Performance Compensation Plan, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

On October 29, 2008, we completed our merger with Northwest Airlines Corporation. Our Consolidated Financial Statements include the results of operations of Northwest and its wholly-owned subsidiaries for the period from October 30 to December 31, 2008. For additional information regarding purchase accounting, see Note 2 of the Notes to the Consolidated Financial Statements.

In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On April 30, 2007 (the “Effective Date”), the Delta Debtors emerged from bankruptcy. Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, consolidated financial data on or after May 1, 2007 is not comparable to the consolidated financial data prior to that date.

References in this Form 10-K to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date, (2) the issuance of new Delta common stock and certain debt securities in accordance with the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

The following table presents selected financial and operating data. We derived the Consolidated Summary of Operations and Other Financial and Statistical Data for (1) the year ended December 31, 2008 of the Successor (2) the eight months ended December 31, 2007 of the Successor and (3) the four months ended April 30, 2007 and the years ended December 31, 2006, 2005 and 2004 of the Predecessor from our audited consolidated financial statements.

Consolidated Summary of Operations(1)

	Successor		Predecessor
(in millions, except share data)	Year December 31, 2008(2)	Eight Months Ended December 31, 2007(3)	Four Months Ended April 30, 2007(4)	Year Ended December 31,
				2006(5)(10)	2005(6)(10)	2004(7)
Operating revenue	$22,697	$13,358	$5,796	$17,532	$16,480	$15,235
Operating expense	31,011	12,562	5,496	17,474	18,481	18,543
Operating (loss) income	(8,314)	796	300	58	(2,001)	(3,308)
Interest expense, net(8)	(613)	(276)	(248)	(801)	(973)	(787)
Miscellaneous, net(9)	(114)	5	27	(19)	(1)	103
(Loss) income before reorganization items, net	(9,041)	525	79	(762)	(2,975)	(3,992)
Reorganization items, net	—	—	1,215	(6,206)	(884)	—
(Loss) income before income taxes	(9,041)	525	1,294	(6,968)	(3,859)	(3,992)
Income tax benefit (provision)	119	(211)	4	765	41	(1,206)
Net (loss) income	(8,922)	314	1,298	(6,203)	(3,818)	(5,198)
Preferred stock dividends	—	—	—	(2)	(18)	(19)
Net (loss) income attributable to common shareowners	$(8,922)	$314	1,298	$(6,205)	$(3,836)	$(5,217)

Basic (loss) earnings per share	$(19.08)	$0.80	$6.58	$(31.58)	$(23.75)	$(41.07)

Diluted (loss) earnings per share	$(19.08)	$0.79	$4.63	$(31.58)	$(23.75)	$(41.07)

Other Financial and Statistical Data

	Successor						Predecessor
	Year Ended December 31, 2008(2)		Eight Months Ended December 31, 2007(3)		Four Months Ended April 30, 2007(4)		Year Ended December 31,
							2006(5)(10)		2005(6)(10)		2004(7)

Revenue passenger miles (millions)(1)	134,879		85,029		37,036		116,133		119,954		113,311
Available seat miles (millions)(1)	165,639		104,427		47,337		147,995		156,793		151,679
Passenger mile yield(1)	14.52	¢	13.88	¢	13.84	¢	13.34	¢	12.16	¢	12.17	¢
Passenger revenue per available seat mile(1)	11.82	¢	11.30	¢	10.83	¢	10.47	¢	9.31	¢	9.09	¢
Operating cost per available seat mile(1)	18.72	¢	12.03	¢	11.61	¢	11.80	¢	11.79	¢	12.23	¢
Passenger load factor(1)	81.4%		81.4%		78.2%		78.5%		76.5%		74.7%
Fuel gallons consumed (millions)(1)	2,740		1,742		792		2,480		2,687		2,665
Average price per fuel gallon, net of hedging(1)	$3.16		$2.38		$1.93		$2.12		$1.89		$1.31

	Successor						Predecessor
	December 31, 2008		December 31, 2007				December 31,
							2006(4)(10)		2005(5)(10)		2004(6)

Total assets (millions)(1)	$45,014		$32,423				$19,622		$20,039		$21,801
Long-term debt and capital leases (including current maturities) (millions)(1)	$16,571		$9,000				$8,012		$7,743		$13,898
Stockholders’ equity (deficit) (millions)(1)	$874		$10,113				$(13,593)		$(9,895)		$(5,796)
Common stock outstanding (millions)	695		292				197		189		140
Full-time equivalent employees, end of period	84,306		55,044				51,322		55,650		69,148
(1)	Includes the operations under contract carrier agreements with the following regional air carriers:

•	SkyWest Airlines, Inc. and Chautauqua Airlines, Inc. for all periods presented;

•	Shuttle America Corporation for the years ended December 31, 2008, 2007 and 2006 and from September 1 through December 31, 2005;

•	Atlantic Southeast Airlines, Inc. for the years ended December 31, 2008, 2007 and 2006 and from September 8 through December 31, 2005;

•	Freedom Airlines, Inc. for the years ended December 31, 2008, 2007 and 2006 and from October 1 through December 31, 2005;

•	ExpressJet Airlines, Inc. from January 1 to September 1, 2008 and from June 1 to December 31, 2007;

•	Pinnacle Airlines, Inc. for the year ended December 31, 2008 and from December 1 to December 31, 2007; and

•	Flyi, Inc. (formerly Atlantic Coast Airlines) from January 1, 2003 through November 1, 2004.

(2)

Includes a $7.3 billion non-cash charge, or $15.59 diluted loss per share (“LPS”), from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges, or $2.42 diluted LPS.

(3)

Includes a $157 million increase to pre-tax income, or $0.40 diluted earnings per share (“EPS”), for fresh start accounting adjustments and a $211 million income tax provision, or $0.53 diluted EPS (see Item 7).

(4)	Includes a $1.2 billion non-cash gain, or $5.20 diluted EPS, for reorganization items and a $4 million income tax benefit, or $0.02 diluted EPS (see Item 7).
(5)

Includes a $6.2 billion non-cash charge, or $31.58 diluted EPS, for reorganization items a $310 million non-cash charge, or $1.58 diluted LPS associated with certain accounting adjustments and a $765 million income tax benefit, or $3.89 diluted EPS (see Item 7).

(6)

Includes an $888 million charge, or $5.49 diluted LPS, for restructuring, asset writedowns, pension settlements and related items, net and an $884 million non-cash charge, or $5.47 diluted LPS, for reorganization costs (see Item 7).

(7)

Includes a $1.9 billion charge, or $14.76 diluted LPS, related to the impairment of intangible assets a $1.2 billion charge, or $9.51 diluted LPS for deferred income tax valuation a $123 million gain, or $0.97 diluted EPS, from the sale of investments and a $41 million gain, or $0.33 diluted EPS, from restructuring, asset writedowns, pension settlements and related items, net.

(8)	Includes interest income.
(9)	Includes (losses) gains from the sale of investments and fair value adjustments of derivatives.
(10)

The 2006 and 2005 Consolidated Summary of Operations and Financial and Statistical Data above have been updated to conform to current period presentation for certain reclassifications made upon emergence from bankruptcy. These changes have no impact on operating or net income in any period prior or subsequent to our emergence from bankruptcy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

On October 29, 2008 (the “Closing Date”), we completed our merger (the “Merger”) with Northwest, creating the world’s largest airline. We now offer service to 378 worldwide destinations in 66 countries and expect to serve more than 170 million passengers each year. Combined with the reach of SkyTeam, our global airline alliance, and our codeshare partners, our customers can fly to 570 destinations in 111 countries. The Merger better positions us to manage through economic cycles and volatile oil prices, invest in our fleet, improve services for customers and achieve our strategic objectives.

Year in Review

For 2008, we reported a consolidated net loss of $8.9 billion, which reflects (1) a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets, (2) $1.1 billion in primarily non-cash Merger-related charges, (3) significantly increased fuel costs and (4) weakened demand due to the onset of a global recession.

During 2008, fuel prices fluctuated dramatically. Fuel is one of our most significant costs. At the beginning of the year, crude oil prices hovered around $100 per barrel, escalating to $145 per barrel by mid-summer. We were not able to increase revenues through ticket prices, fuel surcharges or other passenger service fees to cover all of our higher fuel costs. Accordingly, we reduced capacity by 5% in the second half of the year compared to our 2008 plan. As part of this capacity reduction, we removed 31 aircraft from our operating fleet, of which 22 have been sold or returned to the lessors and nine remain temporarily grounded or held for sale. We also offered voluntary workforce reduction programs to our U.S. based non-pilot employees during the year. These programs helped us right-size our workforce to the capacity reductions. Approximately 4,200 employees, or 8% of our pre-Merger workforce, elected to participate in these programs.

Throughout the summer months, fuel prices remained at record high levels and were forecasted to continue to rise. Based on this outlook, we added fuel hedges to protect against further escalating fuel costs. However, fuel prices fell dramatically during the third and fourth quarters, creating sizable losses on our fuel hedge contracts in the fourth quarter. Losses on our derivative contracts that relate to jet fuel purchases in 2009 are deferred on our Consolidated Balance Sheet for 2008 and will be recognized in 2009 when the hedged jet fuel is purchased and consumed.

Northwest Merger

We believe the Merger will generate approximately $2 billion in annual revenue and cost synergies by 2012 from more effective aircraft utilization, a more comprehensive and diversified route system and cost synergies from reduced overhead and improved operational efficiency. We expect to realize the following benefits from integrating the operations of Delta and Northwest:

•

As a globally-balanced airline, we are better positioned to compete in the Open Skies environment by combining Delta’s strengths in the south, mountain west and northeast United States, Europe and Latin America with Northwest’s presence in the midwest and northwest United States and Asia;

•	We expect the combined company to have the financial strength and flexibility to weather cyclical conditions in the airline industry; and

•

Delta’s and Northwest’s complementary networks and common membership in the SkyTeam alliance are expected to ease the combination of operations that have complicated past mergers within the airline industry.

In connection with the closing of the Merger, we awarded to substantially all U.S. based Delta and Northwest employees an aggregate of 101 million shares of common stock. This award recognizes the critical role of our employees in assisting us achieve our financial, operational and customer service goals. As a result of this award, we recorded $791 million in one-time primarily non-cash charges to restructuring and Merger-related items.

We expect to incur one-time cash costs of approximately $500 million over approximately three years to integrate the two airlines. We plan to integrate the operations of Northwest into Delta as promptly as is feasible, which we anticipate we will substantially complete in 2010.

Outlook

We believe a combination of lower fuel prices, capacity reductions, and merger synergies better positions us to effectively manage our business through the current economic crisis. Nevertheless, we expect to report a significant loss in the March 2009 quarter primarily due to fuel hedge losses coupled with the impact of the global recession, which has weakened demand for air travel, and the first quarter traditionally being our weakest quarter due to seasonality.

Fuel Prices and Other Costs

In 2009, we expect to use approximately four billion gallons of jet fuel. At that level of consumption, a $1 change in the average annual per barrel price of crude oil can impact our financial results by approximately $100 million. Accordingly, the volatility of fuel prices will continue to have a major impact on our financial results.

As discussed above, at current market prices we will recognize losses on hedge contracts that we entered into in 2008 when fuel prices were much higher. The majority of these losses will be recognized in the first half of 2009, as the hedged fuel is purchased and consumed. In January 2009, we have added new hedges that reflect current market prices, approximating 16% of our estimated 2009 consumption. Should fuel prices remain at their current levels, we will realize significant savings in fuel costs compared to 2008.

We expect higher pension expense in 2009 compared to 2008 from a decline in the value of our defined benefit plan assets driven by market conditions and increases in certain other operating expenses in 2009 compared to 2008 due to timing delays between the reduction in capacity and our ability to remove certain capacity-related costs. We also expect to record approximately $260 million of higher interest expense related to increased amortization of debt discount, reflecting lower fair value of Northwest debt as of the Closing Date.

Demand and Capacity

The global economic recession has resulted in weaker demand for air travel. Our demand began to slow during the December 2008 quarter and we believe worsening global economic conditions in 2009 will substantially reduce U.S. airline industry revenues in 2009 compared to 2008. As a result, we have announced plans to further reduce capacity by 6-8% in 2009 compared to 2008 (which reflect planned reductions in domestic capacity of 8-10% and international capacity of 3-5%). If economic conditions continue to worsen, we expect to make additional reductions to our capacity. We believe we have flexibility in our network and fleet to remove additional capacity if the environment warrants.

In December 2008, we announced additional voluntary workforce reduction programs for U.S. based non-pilot employees to align staffing with the planned capacity reductions. Approximately 2,100 employees elected to participate. We expect to record between $40 million and $50 million in restructuring charges during the March 2009 quarter for these programs.

Merger Synergies

As discussed above, we expect to generate significant synergies from the Merger. Our key early integration efforts will focus on (1) technology, (2) employees, (3) standardizing our fleet across the two airlines and (4) achieving a single operating certificate.

We believe that we will recognize $500 million in synergy benefits in 2009, primarily in the second half of the year. Our ability to realize the synergies will depend, among other things, on our successfully aligning technologies of the two airlines, receiving a single operating certificate and resolving labor representation differences while maintaining productive employee relations.

We have made significant progress regarding integration of our workgroups, including reaching joint collective bargaining agreements and integrated seniority lists with our pilots and flight dispatchers and reaching agreement on a seniority list with our meteorologists. Recently, the NMB accepted a request by the Aircraft Mechanics Fraternal Association (“AMFA”) to terminate AMFA’s certification to represent pre-merger NWA aircraft maintenance technicians and related employees, which will allow us to integrate these workgroups promptly. In addition, the Delta flight attendant seniority committee has reached a position on a combined seniority list that we believe is consistent with the position of the Association of Flight Attendants (“AFA”), which was certified to represent the NWA flight attendants prior to the merger. The integration of some portions of the rest of the Delta and NWA workforces may be challenging in part because representation and seniority integration issues must be resolved and two of the unions, the AFA and the International Association of Machinists and Aerospace Workers, which represents NWA’s airport employees and other categories of ground employees, have not said when they will seek to proceed to resolve those issues.

Background and Combined Financial Results of the Predecessor and Successor

In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On April 30, 2007 (the “Effective Date”), the Delta Debtors emerged from bankruptcy. References in this Form 10-K to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”); and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Due to our adoption of fresh start reporting on April 30, 2007, the accompanying Consolidated Statements of Operations include the results of operations for (1) the year ended December 31, 2008 of the Successor, (2) the eight months ended December 31, 2007 of the Successor, (3) the four months ended April 30, 2007 of the Predecessor and (4) the year ended December 31, 2006 of the Predecessor.

For purposes of management’s discussion and analysis of the results of operations in this Form 10-K, we combined the results of operations for the four months ended April 30, 2007 of the Predecessor with the eight months ended December 31, 2007 of the Successor. We then compare (1) Delta’s results of operations for the year ended December 31, 2008 with the 2007 combined results and (2) the 2007 combined results with the Predecessor’s results of operations for the year ended December 31, 2006. We also discuss significant fresh start reporting adjustments (“Fresh Start Adjustments”), which impacted comparability.

We believe the 2007 combined results of operations provide management and investors with a more meaningful perspective on Delta’s financial and operational performance than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the year ended December 31, 2007.

Results of Operations—2008 Compared to 2007 Combined

Operating Revenue

(in millions)	Year Ended December 31, 2008	Combined	Increase	Increase due to Northwest Operations October 30 to December 31, 2008	Increase (Decrease) Excluding Northwest Operations
		Year Ended December 31, 2007
Operating Revenue:
Passenger:
Mainline	$15,137	$12,758	$2,379	$1,396	$983
Regional affiliates	4,446	4,170	276	334	(58)

Total passenger revenue	19,583	16,928	2,655	1,730	925
Cargo	686	482	204	96	108
Other, net	2,428	1,744	684	199	485

Total operating revenue	$22,697	$19,154	$3,543	$2,025	$1,518

Northwest Operations. As a result of the Merger, our results of operations for 2008 include Northwest’s operations for the period from October 30 to December 31, 2008, increasing our operating revenue $2.0 billion. The addition of Northwest to our operations for that period increased available seat miles (“ASMs”), or capacity, 10% for the full year.

(in millions)	Year Ended December 31, 2008	Increase (Decrease) Year Ended December 31, 2008 vs. 2007 Combined
		Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$8,707	4%	6%	2.1	pts
Atlantic	4,390	9%	7%	(1.2	)pts
Latin America	1,362	13%	16%	2.1	pts
Pacific	678	4%	4%	0.2	pts

Total Mainline	15,137	6%	7%	1.0	pts
Regional carriers	4,446	5%	6%	0.8	pts

Total passenger revenue	$19,583	5%	6%	1.0	pts

Mainline Passenger Revenue. Mainline passenger revenue increased primarily due to (1) the inclusion of Northwest’s operations, (2) fare increases in response to increased fuel charges, (3) pricing and scheduling initiatives and (4) our increased service to international destinations. The increase in passenger revenue reflects a rise of 6% and 7% in passenger mile yield and passenger revenue per available seat mile (“PRASM”), respectively.

•

North American Passenger Revenue. North American passenger revenue increased 8%, driven by a 2.1 point increase in load factor and a 6% increase in PRASM on a 1% increase in capacity. The passenger mile yield increased 4%. The increases in passenger revenue and PRASM reflect (1) the inclusion of Northwest’s operations and (2) fare increases, higher yields and our reduction of domestic flights in response to high fuel prices and the slowing economy. Excluding Northwest’s operations, we reduced domestic capacity by 7% for the year.

•

International Passenger Revenue. International passenger revenue increased 38%, driven by a 27% increase in capacity due to growth in our international operations and the inclusion of Northwest’s operations, and a 9% increase in PRASM. The passenger mile yield increased 9%. These results reflect an increase in yields due to fuel surcharges and increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Excluding Northwest’s operations, we increased international capacity by 14% for the year.

Regional carriers. Passenger revenue of regional affiliates increased due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, regional carriers revenue declined $58 million primarily due to an 8% decrease in capacity in response to high fuel prices and the slowing economy, as well as the termination of certain contract carrier agreements.

Cargo. Cargo revenue increased due to the inclusion of Northwest’s operations and an increase in fuel surcharges, improved yields, and higher international volume.

Other, net. Other, net revenue increased primarily due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, other, net revenue increased $485 million primarily due to (1) new or increased administrative service charges and baggage handling fees, (2) growth in aircraft maintenance and staffing services to third parties and (3) higher SkyMiles program revenue.

Operating Expense

(in millions)	Year Ended December 31, 2008		Increase (Decrease)	Increase (Decrease) due to:
		Combined		Northwest Operations
		Year Ended December 31, 2007		October 30 to December 31, 2008	Restructuring and merger- related items	Impairments	Fuel Expense	Other
Operating Expense:
Aircraft fuel and related taxes	$7,346	$4,686	$2,660	$718	$—	$—	$1,942	$—
Salaries and related costs	4,802	4,189	613	504	—	—	—	109
Contract carrier arrangements	3,616	3,152	464	144	—	—	303	17
Depreciation and amortization	1,266	1,164	102	91	—	—	—	11
Aircraft maintenance materials and outside repairs	1,169	983	186	113	—	—	—	73
Contracted services	1,153	996	157	128	—	—	—	29
Passenger commissions and other selling expenses	1,030	933	97	130	—	—	—	(33)
Landing fees and other rents	839	725	114	106	—	—	—	8
Passenger service	440	338	102	35	—	—	—	67
Aircraft rent	307	246	61	40	—	—	—	21
Profit sharing	—	158	(158)	—	—	—	—	(158)
Impairment of goodwill and other intangible assets	7,296	—	7,296	—	—	7,296	—	—
Restructuring and merger-related(1) items	1,131	—	1,131	—	1,131	—	—	—
Other	616	488	128	88	—	—	—	40

Total operating expense	$31,011	$18,058	$12,953	$2,097	$1,131	$7,296	$2,245	$184

(1)	Restructuring and merger-related items reflects $333 million in one-time merger-related charges, as discussed below related to Northwest for the period from October 30 to December 31, 2008.

Northwest Operations. As a result of the Merger, 2008 includes Northwest’s operations for the period from October 30 to December 31, 2008, increasing operating expense $2.1 billion. The addition of Northwest for that period increased capacity 10% for the full year.

Restructuring and merger-related items. Restructuring and merger-related items totaled a $1.1 billion charge, primarily consisting of the following:

•	Merger-related charges. $978 million in one-time primarily non-cash charges relating to the issuance or vesting of employee equity awards in connection with the Merger.

•

Severance and related costs. $114 million in restructuring and related charges in connection with two voluntary workforce reduction programs for U.S. non-pilot employees announced in March 2008 in which approximately 4,200 employees elected to participate.

•

Facilities and other. $25 million in facilities charges primarily related to accruals for future lease obligations for previously announced plans to close operations in Concourse C at the Cincinnati Northern Kentucky International Airport (the “Cincinnati Airport”).

•	Contract carrier restructuring. $14 million in charges associated with the early termination of certain capacity purchase agreements with contract carriers.

Impairments. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $6.9 billion. In addition to the goodwill impairment charge, in the June 2008 quarter, we recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

Fuel expense. Fuel expense, including contract carriers, increased $2.2 billion, primarily due to higher average fuel prices, partially offset by fuel hedge gains and reduced consumption from lower capacity. Fuel prices averaged $3.18 per gallon, including fuel hedge gains of $134 million, for 2008, compared to $2.24 per gallon, including fuel hedge gains of $51 million, for 2007.

Salaries and related costs. A $109 million increase primarily from a 6% average increase in pilots and flight attendants to staff increased international flying, annual pay increases for all pilot and non-pilot non-management employees, and increases in group insurance rates, partially offset by a 3% average decrease in headcount primarily related to two voluntary workforce reduction programs.

Aircraft maintenance materials and outside repairs. A $73 million increase primarily due to growth in our third party maintenance and repair business.

Passenger service. A $67 million increase primarily associated with (1) the increased cost of catering on international flights, (2) product upgrades in our Business Elite cabins and (3) unfavorable foreign currency exchange rates.

Profit sharing. A $158 million charge related to our broad-based employee profit sharing plan in 2007. We did not record any profit sharing expense in 2008. This plan provides that, for each year in which we have an annual pre-tax profit (as defined), we will pay at least 15% of that profit to eligible employees.

Operating Income and Operating Margin

We reported an operating loss of $8.3 billion for 2008 and operating income of $1.1 billion for 2007. Operating margin, which is the ratio of operating (loss) income to operating revenues, was (37)% and 6% for 2008 and 2007, respectively.

Other (Expense) Income

Other expense, net for 2008 was $727 million, compared to $492 million for 2007. This change is attributable to (1) a $53 million, or 8%, increase in interest expense primarily due to a higher level of debt outstanding, including Northwest debt for the period from October 30 to December 31, 2008 and the borrowing of the entire amount of our $1.0 billion revolving credit facility (the “Revolving Facility”), partially offset by the repayment of our debtor-in-possession financing facilities (the “DIP Facility”) and other higher floating rate debt in connection with our emergence from Chapter 11, (2) a $36 million decrease in interest income primarily from lower cash balances prior to the Merger and lower interest rates compared to 2007 and (3) a $146 million increase to miscellaneous, net due to the following:

(in millions)	Increase (Decrease) 2008 vs. 2007 Combined
Miscellaneous, net
Unfavorable foreign currency exchange rates	$72
Impairments of our investments in The Reserve Primary Fund and insured auction rate securities	34
Mark-to-market adjustments on the ineffective portion of our fuel hedge contracts	21
Northwest non-operating expense from October 30 to December 31, 2008	12
Other	7

Total miscellaneous, net	$146

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

•

Emergence compensation. In accordance with Delta’s Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by Delta’s Plan of Reorganization, of approximately 14 million shares of common stock to those employees.

•

Pilot collective bargaining agreement. An $83 million allowed general, unsecured claim in connection with the agreement between Comair, Inc., our wholly owned subsidiary (“Comair”), and the Air Line Pilots Association (“ALPA”) to reduce Comair’s pilot labor costs.

•

Facility leases. A net $43 million gain, which primarily reflects (1) a $126 million net gain related to our settlement agreement with the Massachusetts Port Authority partially offset by (2) a net $80 million charge from an allowed general, unsecured claim in connection with the settlement relating to the restructuring of certain of our lease and other obligations at the Cincinnati Airport.

Income Tax Benefit (Provision)

We recorded an income tax benefit of $119 million for 2008 as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our loss for 2008, as it is fully reserved by a valuation allowance.

For 2007, we recorded an income tax provision totaling $207 million. We have recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. We will continue to assess the need for a full valuation allowance in future periods. In accordance with SOP 90-7, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying cost of these assets is zero. Accordingly, during 2007, we reduced goodwill by $211 million with respect to the realization of pre-emergence deferred tax assets.

Results of Operations—2007 Combined Compared to 2006

Fresh Start Adjustments

During the eight months ended December 31, 2007, Fresh Start Adjustments resulted in a $157 million increase to pre-tax income for the year ended December 31, 2007. The Fresh Start Adjustments consist of the following:

(in millions)	Increase (Decrease) to Pre-tax Income for 2007
Operating revenue	$188
Operating expense
Aircraft fuel expense and related taxes	(46)
Depreciation	127
Amortization	(146)
Aircraft maintenance materials and outside repairs	(52)
Other	19

Total operating expense	(98)

Operating income	90
Other income (primarily interest expense)	67

Income before income taxes	$157

SkyMiles Frequent Flyer Program. We revalued our frequent flyer award liability to estimated fair value and changed our accounting policy from an incremental cost method to a deferred revenue method. Fair value represents the estimated price that third parties would require us to pay for them to assume the obligation of redeeming miles under the SkyMiles program. Fresh Start Adjustments for the SkyMiles program (including the change in accounting policy for that program) increased operating revenue by $188 million.

Fuel Hedging. Prior to the adoption of fresh start reporting on April 30, 2007, we recorded as a component of stockholders’ deficit in other comprehensive loss $46 million of deferred gains related to our fuel hedging program. This gain would have been recognized as an offset to fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, accumulated other comprehensive loss prior to emergence from Chapter 11 was reset to zero. Accordingly, Fresh Start Adjustments resulted in a non-cash increase to fuel expense of $46 million.

Depreciation. We revalued property and equipment to fair value, which reduced the net book value of these assets by $1.0 billion. In addition, we adjusted the depreciable lives of flight equipment to reflect revised estimated useful lives. As a result, depreciation expense decreased by $127 million.

Amortization of Intangible Assets. We valued our intangible assets at fair value, which increased the net book value of intangible assets (excluding goodwill) by $2.9 billion, of which $956 million relates to amortizable intangible assets. As a result, amortization expense increased by $146 million.

Aircraft Maintenance Materials and Outside Repairs. We changed the way we account for certain maintenance parts that were previously capitalized and depreciated. After emergence, we expense these parts as they are placed on the aircraft. This change resulted in an increase in aircraft maintenance materials and outside repairs expense of $52 million.

Interest Expense. The revaluation of our debt and capital lease obligations resulted in a decrease in interest expense due to the amortization of premiums from adjusting these obligations to fair value. During 2007, $33 million in future premium credits were accelerated in connection with accounting for (1) an amendment to certain financing arrangements and (2) the prepayment of certain secured debt. As a result, interest expense decreased by $70 million.

Other Fresh Start Adjustments. We recorded other Fresh Start Adjustments relating primarily to the revaluation of our aircraft leases. These adjustments increased operating expense by $19 million and non-operating expense by $3 million.

Accounting Adjustments

During 2006, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Consolidated Financial Statements that affect the comparability of our results for the years ended December 31, 2007 and 2006. These adjustments resulted in a net non-cash charge approximating $310 million to our Consolidated Statement of Operations for the year ended December 31, 2006, consisting of:

•

A $112 million charge in landing fees and other rents. This adjustment is associated primarily with our airport facility leases at New York-JFK. It resulted from historical differences associated with recording escalating rent expense based on actual rent payments instead of on a straight-line basis over the lease term.

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

We believe the Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for the year ended December 31, 2006. In making this assessment, we considered qualitative and quantitative factors, including our substantial net loss in that year, the non-cash nature of the Accounting Adjustments, our substantial stockholders’ deficit at December 31, 2006, and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code during that year.

Operating Revenue

	Combined	Predecessor	Increase (Decrease)	% Increase (Decrease)
(in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006

Operating Revenue:
Passenger:
Mainline	$12,758	$11,640	$1,118	10%
Regional affiliates	4,170	3,853	317	8%

Total passenger revenue	16,928	15,493	1,435	9%
Cargo	482	498	(16)	(3)%
Other, net	1,744	1,541	203	13%

Total operating revenue	$19,154	$17,532	$1,622	9%

Operating revenue totaled $19.2 billion for 2007, a $1.6 billion, or 9%, increase compared to 2006. Passenger revenue increased 9% on a 3% increase in ASMs, or capacity, and a 1.9 point increase in load factor. The increase in passenger revenue reflects a rise of 4% and 7% in passenger mile yield and PRASM, respectively. Mainline passenger revenue increased primarily due to (1) strong passenger demand, (2) our increased service to international destinations, (3) increased SkyMiles revenue associated with Fresh Start Adjustments discussed above and (4) the negative impact of Accounting Adjustments recorded in 2006 as discussed above. Passenger revenue of regional affiliates increased primarily due to increased flying by our contract carriers, which resulted in an 8% increase in revenue passenger miles (“RPMs”), or traffic, on 7% greater capacity. Other, net revenue increased primarily due to (1) increased SkyMiles revenue due to a change in accounting methodology and Fresh Start Adjustments discussed above, (2) increased administrative service charges and baggage handling fees, (3) growth in aircraft maintenance and staffing services to third parties and (4) the negative impact of Accounting Adjustments recorded in 2006 as discussed above.

	Combined	Increase (Decrease) Year Ended December 31, 2007 Combined vs. 2006
(in millions)	Year Ended December 31, 2007	Passenger Revenue	RPMs	ASMs	Passenger Mile Yield	PRASM	Load Factor
Passenger Revenue:
North America	$12,062	3%	—%	(3)%	3%	7%	2.5pts
International	4,745	28%	17%	16%	9%	11%	1.0pts
Charter	121	1%	21%	12%	(17)%	(9)%	3.2pts

Total passenger revenue	$16,928	9%	5%	3%	4%	7%	1.9 pts

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

Operating Expense

	Combined	Predecessor	Increase (Decrease)	% Increase (Decrease)
(in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006
Operating Expense:
Aircraft fuel and related taxes	$4,686	$4,433	$253	6%
Salaries and related costs	4,189	4,365	(176)	(4)%
Contract carrier arrangements	3,152	2,656	496	19%
Depreciation and amortization	1,164	1,276	(112)	(9)%
Contracted services	996	918	78	8%
Aircraft maintenance materials and outside repairs	983	921	62	7%
Passenger commissions and other selling expenses	933	888	45	5%
Landing fees and other rents	725	881	(156)	(18)%
Passenger service	338	332	6	2%
Aircraft rent	246	316	(70)	(22)%
Profit sharing	158	—	158	NM
Restructuring, asset writedowns, pension settlements and related items, net	—	13	(13)	(100)%
Other	488	475	13	3%

Total operating expense	$18,058	$17,474	$584	3%

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

Salaries and related costs. The decrease in salaries and related costs reflects a decline of (1) $382 million due to benefit cost reductions for our pilot and non-pilot employees and (2) $90 million due to a charge during 2006 associated with Accounting Adjustments discussed above. These decreases were partially offset by (1) expense associated with share-based compensation resulting from equity awards granted upon emergence from bankruptcy and (2) an 8% increase in Mainline headcount due to our expansion at New York-JFK and our assumption of Atlantic Southeast Airlines, Inc. (“ASA”) ramp operations in Atlanta.

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

Reorganization Items, Net

Reorganization items, net totaled a $1.2 billion gain for 2007. For additional information about these items, see “Results of Operations—2008 Compared to 2007 Combined.”

Reorganization items, net totaled a $6.2 billion charge for 2006, primarily consisting of the following:

•

Pilot pension termination. $2.2 billion and $801 million allowed general, unsecured claims in connection with our settlement agreements with the Pension Benefit Guaranty Corporation (“the PBGC”) and a group representing retired pilots, respectively. Charges for these claims were offset by $1.3 billion in settlement gains associated with the derecognition of the previously recorded obligations for the qualified defined benefit pension plan for Delta pilots (the “Delta Pilot Plan”) and the related pilot non-qualified plans upon the termination of these plans.

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

Income Tax (Provision) Benefit

For 2007, we recorded an income tax provision totaling $207 million. For additional information about this provision, see “Results of Operations—2008 Compared to 2007 Combined.”

For 2006, we recorded an income tax benefit totaling $765 million. The amount primarily reflects a decrease to our deferred tax asset valuation allowances from the reversal of accrued pension liabilities associated with the Delta Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination.

Financial Condition and Liquidity

Our cash and cash equivalents and short-term investments were $4.5 billion at December 31, 2008 compared to $2.8 billion at December 31, 2007. This increase primarily reflects our Merger with Northwest, in which we acquired $2.4 billion of cash and cash equivalents, $1.0 billion we received from American Express for an advance purchase of SkyMiles and the borrowing of $1.0 billion under the Revolving Facility that is a part of our senior secured exit financing facilities (the “Exit Facilities”), partially offset by $1.2 billion of fuel hedge margin that we were required to post with counterparties.

The counterparties under our fuel hedge contracts have the right to require us to secure our obligations under those contracts by posting the margin associated with any loss position on those contracts. Our contracts related to the margin balance as of the end of 2008 generally settle during the first half of 2009. If fuel prices continue to fall, we may be required to post additional collateral under those contracts.

We expect to meet our cash needs for 2009 from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. We have an undrawn $500 million revolving credit facility. With respect to our aircraft order commitments at December 31, 2008, we have financing commitments from third parties, cancellation rights or definitive agreements to sell certain aircraft to third parties immediately following delivery of those aircraft to us by the manufacturer.

While we do not currently anticipate a need to access the capital markets to meet our cash needs in 2009, the continued credit crisis and related turmoil in the global financial system may restrict our ability to access the markets at a time when we would like, or need, to do so. These conditions could have an impact on our flexibility to react to changing economic and business conditions. In addition, our ability to obtain additional financing on acceptable terms for future needs could be affected by the fact that substantially all of our assets are subject to liens.

The financing agreements of Delta and its subsidiaries contain certain affirmative, negative and financial covenants. We were in compliance with all covenants as of December 31, 2008.

Significant Liquidity Events

Significant liquidity events during 2008 were as follows:

•

American Express Agreement. In December 2008, we entered into a multi-year extension of our exclusive Co-brand Credit Card relationship with American Express (the “American Express Agreement”). As part of the American Express Agreement, we received $1.0 billion from American Express for an advance purchase of SkyMiles. We also expect to receive an additional $1.0 billion benefit from contract improvements through 2010.

•	Exit financing facility. In August 2008, we borrowed the entire amount of our $1.0 billion Revolving Facility under the Exit Facilities to increase our financial flexibility.

•	Hedge Margin. In accordance with our fuel and interest rate hedge contracts, we were required to post $1.1 billion of margin with counterparties.

•

Northwest financing facility. In October 2008, Northwest entered into a $500 million revolving credit facility (the “Revolving Credit Facility”), which matures at the earlier of (1) October 2009 (with respect to $300 million of such facility) or October 2011 (with respect to $200 million of such facility) or (2) the date that Northwest Airlines, Inc., is no longer a separate legal entity and an operating airline, including when it is merged with and into Delta Air Lines, Inc. As of December 31, 2008, there were no outstanding borrowings under the facility.

For additional information regarding these matters, see Notes 4 and 6 of the Notes to the Consolidated Financial Statements.

Combined Sources and Uses of Cash

Cash flows from operating activities

Cash used in operating activities totaled $1.7 billion for 2008, and cash provided by operating activities was $1.4 billion for 2007. Cash used in operating activities for 2008 reflects (1) an increase in aircraft fuel payments due to record high fuel prices for most of the year, (2) the posting of $1.1 billion in margin with counterparties primarily from our estimated fair value loss position on our fuel hedge contracts at December 31, 2008, (3) the payment of $438 million in premiums for fuel hedge derivatives entered into during 2008, (4) a $444 million decrease in advance ticket sales due to the slowing economy and (5) the payment of $158 million in 2008 under our broad-based employee profit sharing plan related to 2007. Cash used in operating activities was partially offset by cash flows driven by a $3.5 billion increase in operating revenue, $2.0 billion of which is directly attributable to Northwest’s operations since the Closing Date.

Cash flows from operating activities in 2007 reflect $875 million in cash used under Delta’s Plan of Reorganization to satisfy bankruptcy-related obligations under our comprehensive agreement with ALPA and settlement agreement with the PBGC. Cash flows from operating activities during 2007 also reflect (1) the release of $804 million from restricted cash pursuant to an amendment to our Visa/Mastercard credit card processing agreement, (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes and (3) a $476 million decrease in short-term investments primarily from sales of auction rate securities.

Cash flows from investing activities

Cash provided by investing activities totaled $1.6 billion for 2008, and cash used in investing activities was $625 million for 2007. Cash provided by investing activities in 2008 reflects (1) the inclusion of $2.4 billion in cash and cash equivalents from Northwest in the Merger and (2) $609 million in restricted cash and cash equivalents, primarily related to $500 million of cash from a Northwest borrowing that was released from escrow. These inflows were partially offset by investments of $1.3 billion for flight equipment and $241 million for ground property and equipment.

Cash used in investing activities in 2007 reflects investments of $810 million for flight equipment and advanced payments for aircraft commitments and $226 million for ground property and equipment. During 2007, restricted cash decreased by $185 million. In addition, we received $34 million and $83 million from the sale of our investments in priceline.com Incorporated and ARINC Incorporated, respectively.

Cash flows from financing activities

Cash provided by financing activities totaled $1.7 billion for 2008, and cash used in financing activities was $120 million in 2007. Cash provided by financing activities in 2008 primarily reflects (1) $1.0 billion in borrowings under the Revolving Facility, (2) $1.0 billion received under the American Express Agreement for an advance purchase of SkyMiles, and (3) $1.0 billion from aircraft financing. Cash provided by financing activities was partially offset by the repayment of $1.6 billion of long-term debt and capital lease obligations.

Cash used in financing activities in 2007 primarily reflects (1) the repayment of the DIP Facility with a portion of the proceeds available under the Exit Facilities and existing cash, (2) the prepayment of $863 million of secured debt with a portion of the proceeds from the sale of enhanced equipment trust certificates and (3) scheduled principal payments on long-term debt and capital lease obligations. During 2007, we also received $181 million in proceeds from an amendment to certain financing arrangements in which the outstanding principal amount was increased to $415 million and the interest rate we pay under this facility was reduced.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 that relate to debt, operating leases, aircraft order commitments, capital leases, contract carrier obligations, other material, noncancelable purchase obligations and other commitments. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time, some of which are discussed in footnotes to this table and in the text immediately following the footnotes.

	Contractual Obligations by Year
(in millions)	2009	2010	2011	2012	2013	After 2013	Total
Long-term debt(1)	$1,984	$3,333	$2,884	$3,700	$1,321	$7,644	$20,866
Contract carrier obligations(2)	2,130	2,130	2,170	2,130	2,060	9,610	20,230
Operating lease payments(3)	1,646	1,559	1,326	1,204	1,059	5,664	12,458
Aircraft order commitments(4)	1,520	990	60	110	90	130	2,900
Capital lease obligations(5)	135	134	129	98	64	264	824
Other purchase obligations(6)	267	82	64	58	39	82	592
Other commitments(7)	40	40	40	40	20	—	180

Total(8)	$7,722	$8,268	$6,673	$7,340	$4,653	$23,394	$58,050

(1)

Interest payments, excluding the impact of our interest rate hedges, related to long-term debt are included in the table. The principal portion of these obligations is included in our Consolidated Balance Sheets. Estimated amounts for future interest and related payments in connection with our long-term debt obligations are based on the fixed and variable interest rates specified in the associated debt agreements. Estimates on variable rate interest were calculated using implied short-term LIBOR based on LIBOR at December 31, 2008. Also included in the table are other debt-related payments, which represent credit enhancements required in conjunction with certain financing agreements.

(2)

This amount represents our minimum fixed obligations under our contract carrier agreements with ASA, Chautauqua Airlines, Inc. (“Chautauqua”), Freedom Airlines, Inc. (“Freedom”), Pinnacle Airlines, Inc. (“Pinnacle”), Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc. (“SkyWest Airlines”) (excluding contract carrier aircraft lease payments accounted for as operating leases).

(3)

This amount includes our noncancelable operating leases and our lease payments related to aircraft under our contract carrier agreements with ASA, Chautauqua, Freedom, Pinnacle, Shuttle America and SkyWest Airlines.

(4)

We have excluded from the table our order of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

Our firm orders to purchase 33 B-737-800 aircraft include 31 B-737-800 aircraft, which we have entered into definitive agreements to sell to two third parties immediately following delivery of these aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. These sales will reduce our future commitments by approximately $1.3 billion during the period from 2009 through 2011 ($490 million, $730 million and $40 million for 2009, 2010 and 2011, respectively).

(5)	Interest payments related to capital lease obligations are included in the table. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets.

(6)

Includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including but not limited to insurance, outsourced human resource services, marketing, maintenance, technology, sponsorships and other third party services and products.

(7)	Represents commitments to certain vendors for which we are obligated to generate specified amounts of revenue related to ticket booking fees.

(8)

In addition to the contractual obligations included in the table, we have significant cash obligations that are not included in the table. For example, we will pay wages required under collective bargaining agreements, fund pension plans (as discussed below) purchase capacity under contract carrier arrangements (as discussed below), settle tax contingency reserves (as discussed below) and pay credit card processing fees and fees for other goods and services, including those related to fuel, maintenance and commissions. While we are parties to legally binding contracts regarding these goods and services, the actual commitment is contingent on certain factors such as volume and/or variable rates that are uncertain or unknown at this time. Therefore, these items are not included in the table. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets. Payments under our profit-sharing plan or pursuant to our 2007 Performance Compensation Plan are contingent on factors unknown at this time and, therefore, are not included in this table.

The following items are not included in the table above:

Pension Plans. We sponsor qualified defined contribution (“DC Plans”) and defined benefit pension plans (“DB Plans”) for eligible employees and retirees. Our funding obligations for these plans are governed by ERISA. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions, including those described below.

DC Plans. During 2008, we contributed approximately $215 million to our DC Plans or directly to employees that otherwise would have been contributed to the DC Plans on their behalf, but for limits imposed by the Internal Revenue Code. In 2009, we expect to contribute approximately $300 million related to our DC Plans.

DB Plans. During 2008, we contributed approximately $115 million to our DB Plans, which include a defined benefit pension plan for eligible non-pilot Delta employees and retirees (the “Delta Non-Pilot Plan”) and defined benefit pension plans for eligible Northwest employees and retirees (the “Northwest Pension Plans”). These plans have been frozen for future benefit accruals.

The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Under the Alternative Funding Rules, the unfunded liability for a frozen defined benefit plan may be funded over a fixed 17-year period and is calculated using an 8.85% interest rate. Delta elected the Alternative Funding Rules for the Delta Non-Pilot Plan, effective April 1, 2007; and Northwest elected the Alternative Funding Rules for the Northwest Pension Plans, effective October 1, 2006.

The Alternative Funding Rules allow us to reduce the funding obligations for the Delta Non-Pilot Plan and the Northwest Pension Plans over the next several years compared to what our funding obligations would be under rules applicable to other DB plans. While the Alternative Funding Rules also make our funding obligations for these plans more predictable, our estimates of future funding requirements of the Delta Non-Pilot Plan and

Northwest Pension Plans are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.

We estimate that the funding requirements for the Delta Non-Pilot Plan and the Northwest Pension Plans will total approximately $275 million in 2009. Due primarily to the recent decline in the investment markets, we expect our contributions to these plans to significantly increase for 2010 and thereafter.

Contract Carrier Agreements. During the year ended December 31, 2008, seven regional air carriers (“Contract Carriers”) operated for us (in addition to our wholly-owned subsidiaries, Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”)) pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

The above table shows our minimum fixed obligations under these capacity purchase agreements (excluding Comair, Compass and Mesaba). The obligations set forth in the table contemplate minimum levels of flying by the Contract Carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as for fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table above.

For information regarding payments we may be required to make in connection with certain terminations of our capacity purchase agreements with Chautauqua and Shuttle America, see “Contingencies Related to Termination of Contract Carrier Agreements” in Note 8 of the Notes to the Consolidated Financial Statements.

FIN 48. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 31, 2008 is $29 million. We have accrued $5 million for the payment of interest and $8 million for the payment of penalties related to these unrecognized tax benefits.

We are currently under audit by the Internal Revenue Service for the 2005 through 2007 tax years. The audit is substantially complete and is expected to close in early 2009.

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

Frequent Flyer Programs. We have a frequent flyer program (the “SkyMiles Program”) offering incentives to increase travel on Delta. This program allows participants to earn mileage credits by flying on Delta, Contract Carriers and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to other airlines and to non-airline businesses. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Crown Room Club and for other program awards.

In the Merger, we assumed Northwest’s frequent flyer program (the “WorldPerks Program”). We are consolidating the SkyMiles and WorldPerks Programs, which will ultimately provide for the combining of miles from each program at a one-to-one ratio. The WorldPerks Program is accounted for under the same methodology as the SkyMiles Program.

We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on prices at which we sell mileage credits to other airlines, currently $0.0054 per mile and is re-evaluated at least annually. Under the residual method, the portion of the revenue from the sale of mileage credits that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided based on the weighted- average price of all miles that have been deferred. The portion of the revenue received in excess of the fair value is recognized in income immediately and classified as other, net revenue.

For mileage credits which we estimate are not likely to be redeemed (“Breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. The estimate of Breakage is based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or our estimate of the fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2008, the aggregate deferred revenue balance associated with our frequent flyer programs was $5.1 billion. A hypothetical 1% change in our outstanding number of miles estimated to be redeemed would result in a $49 million impact on our deferred revenue liability.

Purchase Accounting Measurements. On the Closing Date, Northwest revalued its assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). These changes in value did not result in gains or losses, but were instead an input to the calculation of goodwill related to the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions, could significantly impact the reported value of goodwill.

The fair value of Northwest’s debt and capital lease obligations was determined by estimating the present value of amounts to be paid at appropriate interest rates as of the Closing Date. These rates were determined with swap rates, LIBOR rates and market spreads as of the Closing Date. The market spreads, which were determined with the assistance of third party financial institutions, took into consideration the credit risk and the structure of the instruments as well as the underlying collateral supporting the instruments.

Fair value measurements for goodwill and other intangible assets included significant unobservable inputs, which generally include a five-year business plan, 12-months of historical revenues and expenses by city pair, projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile and a discount rate.

One of the significant inputs underlying the intangible fair value measurements performed on the Closing Date is the discount rate. We determined the discount rate using the weighted average cost of capital of the airline industry, which was measured using a Capital Asset Pricing Model (“CAPM”). The CAPM in the valuation of goodwill and indefinite-lived intangibles utilized a 50% debt and 50% equity structure. The historical average debt-to-equity structure of the major airlines since 1990 is also approximately 50% debt and 50% equity, which was similar to Northwest’s debt-to-equity structure at emergence from Chapter 11. The return on debt was measured using a bid-to-yield analysis of major airline corporate bonds. The expected market rate of return for equity was measured based on the risk free rate, the airline industry beta, and risk premiums based on the Federal Reserve Statistical Release H. 15 or Ibbotson® Stocks, Bonds, Bills, and Inflation® Valuation Yearbook, Edition 2008. These factors resulted in a 13% discount rate. This compares to an 11% discount rate used at emergence by Northwest.

The fair value of Northwest’s pension and postretirement plans was determined by measuring the plans funded status as of the closing of the Merger. Any excess projected benefit obligation over the fair value of plan assets was recognized as a liability. One of the significant assumptions in determining our projected benefit obligation is the discount rate. We determined the discount rate primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to estimated future benefit payments, which resulted in a weighted average discount rate of 7.8%. Other significant assumptions include the healthcare cost trend rate, retirement age, and mortality assumptions. These assumptions are discussed further in Note 10 of the Notes to the Consolidated Financial Statements.

Derivative Instruments. In an effort to manage our exposure to changes in aircraft fuel prices, we periodically enter into derivative instruments comprised of crude oil, heating oil and jet fuel swap, collar, and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our Contract Carriers under capacity purchase agreements. We record our derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”). Our fuel derivative instruments are valued using market data derived from quantitative models and processes to generate forward curves and volatilities.

We believe our fuel hedge contracts will be highly effective during their term in offsetting changes in cash flow attributable to the volatility in jet fuel prices. We perform both a prospective and retrospective assessment to this effect, at least quarterly, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge on our Consolidated Statements of Operations. As a result of our effectiveness assessment at December 31, 2008, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the volatility in jet fuel prices.

Goodwill and Other Intangible Assets. Goodwill reflects (1) the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting, adjusted for impairment, and (2) the excess of purchase price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger. The following table reflects the change in the carrying amount of goodwill for the year ended December 31, 2008:

(in millions)	Total
Balance at December 31, 2007	$12,104
Impairment charge	(6,939)
Northwest Merger	4,572
Other	(6)

Balance at December 31, 2008	$9,731

During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. For additional information about the Merger, see Note 2 of the Notes to the Consolidated Financial Statements. We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.9 billion for the year ended December 31, 2008. In estimating fair value, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.

Identifiable intangible assets reflect intangible assets (1) recorded as a result of our adoption of fresh start reporting upon emergence from bankruptcy and (2) acquired in the Merger. Indefinite-lived assets are not amortized. Definite-lived intangible assets are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements and contracts.

In addition to the goodwill impairment charge, we recorded a non-cash charge of $357 million ($238 million after tax) for the year ended December 31, 2008 to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

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

At October 1, 2008, we performed an impairment test of our goodwill and indefinite-lived intangible assets, which resulted in no impairment charge. For both goodwill and indefinite-lived intangible assets, changes in assumptions or circumstances, including, but not limited to, (1) negative trends in our market capitalization, (2) volatile fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and/or (6) consolidation of competitors within the industry, which are not offset by other factors such as improved yield or an increase in Control Premiums, could result in an impairment in the year in which the change occurs and in future years. For additional information about our accounting policy for goodwill and other intangible assets, see Notes 1 and 5 of the Notes to the Consolidated Financial Statements.

Long-Lived Assets. Our flight equipment and other long-lived assets have a recorded value of $20.6 billion on our Consolidated Balance Sheet at December 31, 2008. This value is based on various factors, including the assets’ estimated useful lives and their estimated salvage values. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. If we decide to permanently remove flight equipment or other long-lived assets from operations, these assets will be evaluated under SFAS 144 and could result in an impairment. The impairment loss recognized is the amount by which the asset’s carrying amount exceeds its estimated fair value.

In order to evaluate potential impairment as required by SFAS 144, we group assets at the fleet type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of passenger yield, fuel costs, labor costs and other relevant factors. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. For additional information about our accounting policy for the impairment of long-lived assets, see Notes 1 and 5 of the Notes to the Consolidated Financial Statements.

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

Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that various taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance or the rendering of a court decision affecting a particular issue. We would adjust the income tax provision in the period in which the facts that give rise to the revision become known.

Prior to January 1, 2009, in the event that an adjustment to the income tax provision relates to a pre-emergence tax position or Northwest Merger-related tax position, we would adjust goodwill followed by other indefinite-lived intangible assets until the net carrying value of these assets is zero. Beginning January 1, 2009, any adjustments to the income tax provision in regard to pre-emergence tax positions will be made through the income tax provision pursuant to SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

For additional information about income taxes, see Notes 1 and 9 of the Notes to the Consolidated Financial Statements.

Pension Plans. We sponsor DB Plans for our eligible employees and retirees. We currently estimate that expense for our DB Plans in 2009 will be approximately $420 million. The effect of our DB Plans on our Consolidated Financial Statements is subject to many assumptions. We believe the most critical assumptions are (1) the weighted average discount rate and (2) the expected long-term rate of return on the assets of our DB Plans. For additional information regarding these assumptions, see Note 10 of the Notes to the Consolidated Financial Statements.

We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate of 6.49% and 6.37% at December 31, 2008 and 2007, respectively. Additionally, our weighted average discount rate for net periodic benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 5.67% to 7.19% between 2006 and 2008, due to remeasurements throughout the year. The impact of a 0.50% change in our weighted average discount rate is shown in the table below.

The expected long-term rate of return on the assets of our DB Plans is based primarily on plan specific investment studies using historical returns on our DB Plans’ assets with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We review our rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with our pension investment advisors, however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target. The impact of a 0.50% change in our expected long-term rate of return is shown in the table below.

Change in Assumption	Effect on 2009 Pension Expense	Effect on Accrued Pension Liability at December 31, 2008
0.50% decrease in discount rate	+$8 million	+$929 million
0.50% increase in discount rate	-$12 million	-$878 million
0.50% decrease in expected return on assets	+$34 million	—
0.50% increase in expected return on assets	-$34 million	—

For additional information about our pension plans, see Note 10 of the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning on January 1, 2009. We currently provide significant information about our hedging activities and use of derivatives in our quarterly and annual filings. Accordingly, we expect the adoption of SFAS 161 will not have a material impact on our consolidated financial statements and disclosures.

In December 2007, the FASB issued SFAS 141R. SFAS 141R provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under SFAS 141, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero. By contrast, SFAS 141R requires that any reduction in this valuation allowance be reflected through the income tax provision. SFAS 141R is effective for fiscal years beginning on January 1, 2009. For additional information regarding SFAS 141R, see Note 9 of the Notes to the Consolidated Financial Statements.

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

Passenger Mile Yield or Yield—The amount of passenger revenue earned per RPM during a reporting period.

RASM or PRASM—(Operating or Passenger) Revenue per ASM. The amount of operating or passenger revenue earned per ASM during a reporting period. Passenger RASM is also referred to as “unit revenue.”

RPM—Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period, RPMs are also referred to as “traffic”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have significant market risk exposure related to aircraft fuel prices and interest rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. To manage the volatility relating to these exposures, we periodically enter into derivative transactions pursuant to stated policies. We expect adjustments to the fair value of financial instruments accounted for under SFAS 133 to result in ongoing volatility in earnings and stockholders’ equity.

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

For 2008, aircraft fuel and related taxes, including our Contract Carriers, accounted for 28% of our total operating expense. Aircraft fuel and related taxes increased 53% in 2008 compared to 2007 primarily due to higher average fuel prices. Fuel prices averaged $3.16 per gallon, including fuel hedge losses of $65 million, for 2008 compared to $2.24 per gallon, including fuel hedge gains of $51 million, for 2007.

In the Merger, we assumed all of Northwest’s outstanding fuel hedge contracts. On the Closing Date, we designated certain of Northwest’s derivative instruments, comprised of crude oil collar and swap contracts, as hedges in accordance with SFAS 133. As of December 31, 2008, these contracts had an estimated fair value loss of $163 million. The remaining Northwest derivative contracts that were not designated as hedges had an estimated fair value loss of $318 million. We will mark-to-market the derivative contracts not designated as hedges on a monthly basis in aircraft fuel expense and related taxes. The mark-to-market on these contracts may result in increased volatility in earnings compared to our fuel hedge contracts designated under SFAS 133, for which changes in underlying commodity prices result in valuation changes that are recorded in accumulated other comprehensive income.

In September 2008, one of our fuel hedge contract counterparties, Lehman Brothers Holdings, Inc. (“Lehman Brothers”), filed for bankruptcy. As a result, we terminated our fuel hedge contracts with Lehman Brothers prior to their scheduled settlement dates. Additionally, during the December 2008 quarter, we terminated certain fuel hedge contracts with other counterparties to reduce our exposure to projected fuel hedge losses due to the decrease in crude oil prices. In accordance with SFAS 133, we recorded an unrealized loss of $324 million, which represents the effective portion of these terminated contracts at the date of settlement, in accumulated other comprehensive income on our Consolidated Balance Sheet. These losses will be reclassified into earnings in accordance with their original contract settlement dates through December 2009. The ineffective portion of these contracts at the date of settlement resulted in an $11 million charge.

As of January 31, 2009, our open fuel hedging position, excluding contracts we terminated early for the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Weighted Average Contract Strike Price per Gallon	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at January 31, 2009 Based Upon $42 per Barrel of Crude Oil
2009
Heating oil
Call options	$1.90	3%	$14
Collars —cap/floor	3.05/2.81	6	(282)
Swaps	1.56	5	(15)
Collars not designated under SFAS 133	4.15/3.42/4.88	1	(28)
Crude Oil
Call options	1.86	14	33
Collars—cap/floor	2.84/2.46	8	(376)
Swaps	1.58	4	(47)
Collars not designated under SFAS 133	3.15/2.73/3.80	2	(142)
Jet Fuel
Collars—cap/floor	3.48/3.31	1	(39)
Swaps	1.63	17	(54)
Swaps not designated under SFAS 133	3.83/4.75	1	(75)

Total		62%	$(1,011)

2010
Crude oil
Call options	$1.71	9%	$55
Total		9%	$55

The following table shows the projected impact to aircraft fuel expense and fuel hedge margin based on the impact of our open fuel hedge contracts at January 31, 2009, excluding contracts we terminated early, assuming the following per barrel of crude oil sensitivities for 2009:

(in millions)	(Increase) Decrease to Aircraft Fuel Expense(1)	Hedge Gain (Loss)(2)	Net impact	Fuel Hedge Margin Received by (Posted to) Counterparties
$20 / barrel	$2,371	$(2,101)	$270	$(1,758)
$40 / barrel	628	(1,312)	(684)	(753)
$60 / barrel	(1,115)	(462)	(1,577)	108
$80 / barrel	(2,858)	505	(2,353)	943
$100 / barrel	(4,602)	1,519	(3,083)	1,776

(1)	Projection based upon estimated unhedged jet fuel price per gallon of $1.83 and estimated aircraft fuel consumption of 4.0 billion gallons for 2009.
(2)	Projection based upon average futures prices per gallon by contract settlement month.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. We had $8.2 billion and $4.5 billion of fixed-rate debt and $9.7 billion and $3.8 billion of variable-rate debt at December 31, 2008 and 2007, respectively. At December 31, 2008 an increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $155 million, inclusive of the impact of our interest rate swap agreements and increased interest expense on our variable-rate long-term debt by $92 million, inclusive of the impact of our interest rate swap and cap agreements.

Foreign Currency Exchange Risk

Our results of operations may be impacted by foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expense. Our largest exposure comes from the Japanese yen. In general, a weakening yen relative to the U.S. dollar results in (1) our operating income being unfavorably impacted to the extent net yen-denominated revenues exceed expenses and (2) recognition of a non-operating foreign currency gain due to the remeasurement of net yen-denominated liabilities. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. We believe changes in foreign currency exchange rates are not material to our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2008 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control

Except as set forth below, during the three months ended December 31, 2008, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 29, 2008, we completed our Merger with Northwest. As permitted by the Securities and Exchange Commission, management has elected to exclude Northwest from management’s assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2008.

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

On October 29, 2008, we completed our Merger with Northwest. As permitted by the Securities and Exchange Commission, management has elected to exclude Northwest from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Assets and revenues of Northwest represent 45% and 9%, respectively, of our total assets and total revenues as reported in our consolidated financial statements as of and for the year ended December 31, 2008. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Delta Air Lines, Inc.

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Air Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Northwest Airlines Corporation, which is included in the 2008 consolidated financial statements of Delta Air Lines, Inc. and constituted 45% of total assets as of December 31, 2008 and 9% of total revenues for the year then ended. Our audit of internal control over financial reporting of Delta Air Lines, Inc. also did not include an evaluation of the internal control over financial reporting of Northwest Airlines Corporation.

In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2008 (Successor) and 2007 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 (Successor), the eight-month period ended December 31, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) of Delta Air Lines, Inc. and our report dated March 1, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings “Corporate Governance Matters,” “Certain Information About Nominees” and “Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our Annual Meeting of Stockholders (“Proxy Statement”), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under the 2007 Performance Plan, Delta’s only equity compensation plan, as of December 31, 2008.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by securities holders	16,285,675	$10.67	36,077,667
Equity compensation plans not approved by securities holders	—	—	—
Total	16,285,675	$10.67	36,077,667

(1)

Includes stock options granted in 2007 and 2008 under Delta’s 2007 Performance Plan. The 2007 Performance Plan was approved by the Bankruptcy Court as part of our Plan of Reorganization. Accordingly, issuances under the 2007 Performance Plan are deemed to be approved by stockholders under Delaware General Corporation Law. In connection with the merger, Delta stockholders approved an amendment to the 2007 Performance Plan to increase the number of shares of common stock issuable thereunder.

(2)

Up to 157 million shares of common stock are available for issuance under the 2007 Performance Plan. If any shares of our common stock are covered by an award under the 2007 Performance Plan that is cancelled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Performance Plan. In addition to the 16,285,675 options outstanding, 17,650,363 shares of restricted stock remain unvested and a maximum of 487,570 shares of common stock may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2008.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our Proxy Statement and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Corporate Governance Matters—Director Independence—Independence of Audit, Corporate Governance and Personnel & Compensation Committee Members,” “Executive Compensation—Potential Post-Employment Benefits Upon Termination or Change in Control—Pre-existing Medical Benefits Agreement between Northwest and Mr. Anderson,” and “Proposal 1—Election of Directors” and “Agreements Between Northwest and its Board Members and Officers” in our Proxy Statement and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth under the heading “Proposal 2—Ratification of Independent Auditors” in our Proxy Statement and is incorporated by reference.

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

(3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.9 through 10.25 in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2009.

DELTA AIR LINES, INC

By:	/S/ RICHARD H. ANDERSON
Richard H. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of March, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ RICHARD H. ANDERSON Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)

/S/ HANK HALTER Hank Halter	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ ROY J. BOSTOCK Roy J. Bostock	Director

/S/ JOHN S. BRINZO John S. Brinzo	Director

/S/ DANIEL A. CARP Daniel A. Carp	Chairman of the Board

Eugene I. Davis	Director

/S/ JOHN M. ENGLER John M. Engler	Director

/S/ MICKEY P. FORET Mickey P. Foret	Director

/S/ DAVID R. GOODE David R. Goode	Director

/S/ PAULA ROSPUT REYNOLDS Paula Rosput Reynolds	Director

/S/ KENNETH C. ROGERS Kenneth C. Rogers	Director

/S/ RODNEY E. SLATER Rodney E. Slater	Director

/S/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director

/S/ KENNETH B. WOODROW Kenneth B. Woodrow	Director

EXHIBIT INDEX

3.1	Delta’s Certificate of Incorporation (Filed as Exhibit 3.1 to Delta’s Current Report on Form 8-K as filed on April 30, 2007).*

3.2	Delta’s By-Laws (Filed as Exhibit 3.1 to Delta’s Current Report on Form 8-K as filed on May 22, 2008).*

Delta is not filing any instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 2022 between Boeing and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.2	Purchase Agreement No. 2025 between Boeing and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.3	Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between Boeing and Delta (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.4	Aircraft General Terms Agreement between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.5(a)	First Lien Revolving Credit and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, J.P. Morgan Securities, Inc. and Lehman Brothers Inc., as co-lead arrangers and joint bookrunners, UBS Securities LLC, as syndication agent and as joint bookrunner, and Calyon New York Brand and RBS Securities Corporation, as co-documentation agents (Filed as Exhibit 10.1(a) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.5(b)	Second Lien Term Loan and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, Goldman Sachs Credit Partners L.P. (“GSCP”), as administrative agent and as collateral agent, GSCP and Merrill Lynch Commercial Finance Corp., as co-lead arrangers and joint bookrunners, Barclays Capital, as syndication agent and as joint bookrunner, and Credit Suisse Securities (USA) LLC and C.I.T. Leasing Corporation, as co-documentation agents (Filed as Exhibit 10.1(b) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.6	Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008 (Filed as Exhibit 10 to Delta’s Quarterly Report on Form 10-Q filed on July 17, 2008).*

10.7	Letter Agreement, dated April 14, 2008, by an among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International dated April 14, 2008 (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q filed on April 25, 2008).*

10.8	Purchase Agreement No. 2924 dated May 5, 2005 between The Boeing Company and Northwest Airlines, Inc. (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*/**

10.9	Offer of Employment dated July 20, 2005 between Delta Air Lines, Inc. and Edward H. Bastian (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on July 22, 2005).*

10.10	Offer of Employment dated July 20, 2005 between Delta Air Lines, Inc. and Glen Hauenstein (Filed as Exhibit 10.17 to Delta’s Annual Report on Form 10-K/A filed on April 27, 2007).*

10.11(a)	Offer of Employment dated August 28, 2007 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.11(b)	Letter agreement dated October 29, 2008 between Delta Air Lines, Inc. and Richard H. Anderson.

10.12(a)	Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on March 22, 2007).*

10.12(b)	First Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan.

10.12(c)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.12(d)	Delta 2007 Performance Compensation Plan Award Agreement between Delta Air Lines, Inc. and Edward H. Bastian dated August 28, 2007 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.13(a)	Delta Air Lines, Inc. 2007 Officer and Director Severance Plan, as amended October 14, 2007 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.13(b)	Form of Separation Agreement and General Release—Delta Air Lines, Inc. 2007 Officer and Director Severance Plan for Officers (Filed as Exhibit 10.2 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.13(c)	Separation Agreement and General Release between Delta Air Lines, Inc. and James M. Whitehurst dated August 27, 2007 (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.13(d)	Separation Agreement and General Release between Delta Air Lines, Inc. and Joseph C. Kolshak dated November 29, 2007 (Filed as Exhibit 10.14 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2007).*

10.14	Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009.

10.15	Description of Certain Benefits of Members of the Board of Directors and Executive Officers.

10.16(a)	The Delta Air Lines, Inc. 2008 Long Term Incentive Program (Filed as Exhibit 99.1 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

10.16(b)	Model Award Agreement for the Delta Air Lines, Inc. 2008 Long Term Incentive Program (Filed as Exhibit 99.2 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

10.17(a)	Delta Air Lines, Inc. 2009 Long Term Incentive Program.

10.17(b)	Model Award Agreement for the Delta Air Lines, Inc. 2009 Long Term Incentive Program.

10.18	Delta Air Lines, Inc. 2008 Management Incentive Program (Filed as Exhibit 99.3 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

10.19	Delta Air Lines, Inc. 2009 Management Incentive Program.

10.20(a)	Delta Air Lines, Inc. Merger Award Program.

10.20(b)	Model Award Agreement for Delta Air Lines, Inc. Merger Award Program.

10.21(a)	Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.21(b)	Retention Agreement and Amendment to Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.13 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.22	Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc.

10.23(a)	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.28 to Northwest’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.23(b)	First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.3 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.23(c)	Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.24(a)	2007 Stock Incentive Plan (Filed as Exhibit 99.2 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.24(b)	Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.2 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.24(c)	Amendment No. 2 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.5 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.24(d)	Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 99.5 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.24(e)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.7 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.24(f)	Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.4 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.24(g)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.6 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.25	Form of Offer of Employment dated October 31, 2008 between Delta Air Lines, Inc. and Michael J. Becker and Richard B. Hirst, respectively.

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Incorporated by reference.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	F-2

Consolidated Balance Sheets—December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2008, the  eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006

F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2008 (Successor) and 2007 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 (Successor), eight-month period ended December 31, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and year ended December 31, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2008 (Successor) and 2007 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 (Successor), eight-month period ended December 31, 2007 (Successor), four-month period ended April 30, 2007 (Predecessor) and year ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 10, in 2007 the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 9, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also as discussed in Note 10, in 2006 the Company adopted the recognition provisions of SFAS No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2008 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2009

DELTA AIR LINES, INC.

Consolidated Balance Sheets

	December 31,
(in millions)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,255	$2,648
Short-term investments	212	138
Restricted cash and cash equivalents	429	520
Accounts receivable, net of an allowance for uncollectible accounts of $42 and $26 at December 31, 2008 and 2007, respectively	1,443	1,066
Hedge margin receivable	1,139	—
Expendable parts and supplies inventories, net of an allowance for obsolescence of $32 and $11 at December 31, 2008 and 2007, respectively	388	262
Deferred income taxes, net	401	142
Prepaid expenses and other	637	464

Total current assets	8,904	5,240

Property and Equipment, Net	20,627	11,701

Other Assets:
Goodwill	9,731	12,104
Identifiable intangibles, net of accumulated amortization of $354 and $147 at December 31, 2008 and 2007, respectively	4,944	2,806
Other noncurrent assets	808	572

Total other assets	15,483	15,482

Total assets	$45,014	$32,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,160	$1,014
Air traffic liability	3,315	1,982
Frequent flyer deferred revenue	1,624	1,055
Accounts payable	1,604	839
Hedge derivatives liability	1,247	—
Accrued salaries and related benefits	972	734
Taxes payable	565	323
Note payable	—	295
Other accrued liabilities	535	363

Total current liabilities	11,022	6,605

Noncurrent Liabilities:
Long-term debt and capital leases	15,411	7,986
Pension, postretirement and related benefits	10,895	3,867
Frequent flyer deferred revenue	3,489	2,276
Deferred income taxes, net	1,981	855
Other noncurrent liabilities	1,342	721

Total noncurrent liabilities	33,118	15,705

Commitments and Contingencies

Stockholders’ Equity:

Common stock:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 702,685,427 and 299,464,669 shares issued at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	13,714	9,512
(Accumulated deficit) retained earnings	(8,608)	314
Accumulated other comprehensive (loss) income	(4,080)	435
Treasury stock, at cost, 7,548,543 and 7,238,973 shares at December 31, 2008 and 2007, respectively	(152)	(148)

Total stockholders’ equity	874	10,113

Total liabilities and stockholders’ equity	$45,014	$32,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Operations

	Successor		Predecessor
(in millions, except per share data)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006
Operating Revenue:
Passenger:
Mainline	$15,137	$8,929	$3,829	$11,640
Regional carriers	4,446	2,874	1,296	3,853

Total passenger revenue	19,583	11,803	5,125	15,493
Cargo	686	334	148	498
Other, net	2,428	1,221	523	1,541

Total operating revenue	22,697	13,358	5,796	17,532

Operating Expense:
Aircraft fuel and related taxes	7,346	3,416	1,270	4,433
Salaries and related costs	4,802	2,887	1,302	4,365
Contract carrier arrangements	3,616	2,196	956	2,656
Depreciation and amortization	1,266	778	386	1,276
Aircraft maintenance materials and outside repairs	1,169	663	320	921
Contracted services	1,153	670	326	918
Passenger commissions and other selling expenses	1,030	635	298	888
Landing fees and other rents	839	475	250	881
Passenger service	440	243	95	332
Aircraft rent	307	156	90	316
Profit sharing	—	144	14	—
Impairment of goodwill and other intangible assets	7,296	—	—	—
Restructuring and merger-related items	1,131	—	—	13
Other	616	299	189	475

Total operating expense	31,011	12,562	5,496	17,474

Operating (Loss) Income	(8,314)	796	300	58

Other (Expense) Income:
Interest expense (contractual interest expense totaled $366 for the four months ended April 30, 2007 and $1,200 for the year ended December 31, 2006)	(705)	(390)	(262)	(870)
Interest income	92	114	14	69
Miscellaneous, net	(114)	5	27	(19)

Total other expense, net	(727)	(271)	(221)	(820)

(Loss) Income Before Reorganization Items, Net	(9,041)	525	79	(762)
Reorganization Items, Net	—	—	1,215	(6,206)

(Loss) Income Before Income Taxes	(9,041)	525	1,294	(6,968)
Income Tax Benefit (Provision)	119	(211)	4	765

Net (Loss) Income	(8,922)	314	1,298	(6,203)
Preferred Stock Dividends	—	—	—	(2)

Net (Loss) Income Attributable to Common Stockholders	$(8,922)	$314	$1,298	$(6,205)

Basic (Loss) Income per Share	$(19.08)	$0.80	$6.58	$(31.58)

Diluted (Loss) Income per Share	$(19.08)	$0.79	$4.63	$(31.58)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Cash Flow

	Successor		Predecessor
(in millions)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net (loss) income	$(8,922)	$314	$1,298	$(6,203)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,266	778	386	1,276
Deferred income taxes	(119)	211	(4)	(765)
Pension, postretirement and postemployment expense (less than) in excess of payments	(278)	(604)	(20)	489
Impairment of goodwill and other intangible assets	7,296	—	—	—
Restructuring and merger-related items	892	—	—	13
Reorganization items, net	—	—	(1,215)	6,206
Changes in certain current assets and liabilities:
Decrease (increase) in short-term investments	36	50	426	(614)
(Increase) decrease in receivables	(416)	22	(132)	(152)
Decrease (increase) in restricted cash and cash equivalents	320	473	(390)	116
(Increase) decrease in prepaid expenses and other current assets	(18)	(111)	2	41
(Decrease) increase in air traffic liability	(444)	(585)	763	86
(Decrease) increase in other payables, deferred revenue and accrued liabilities	(1,073)	(359)	—	154
Other, net	(247)	145	(89)	346

Net cash (used in) provided by operating activities	(1,707)	334	1,025	993

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,281)	(643)	(167)	(265)
Ground property and equipment, including technology	(241)	(185)	(41)	(148)
Decrease in restricted cash and cash equivalents	609	129	56	8
Increase in short-term investments	(92)	—	—	—
Increase in cash in connection with the Merger	2,441	—	—	—
Proceeds from sales of flight equipment	154	84	21	40
Proceeds from sales of investments	—	83	34	—
Other, net	8	4	—	4

Net cash provided by (used in) investing activities	1,598	(528)	(97)	(361)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,296)	(1,314)	(2,242)	(600)
Proceeds from long-term obligations	2,132	2,005	1,500	—
Proceeds from American Express Agreement	1,000	—	—	—
Payment of short-term obligations, net	(300)	—	—	—
Proceeds from sale of treasury stock, net of commissions	192	—	—	—
Other, net	(12)	(19)	(50)	(6)

Net cash provided by (used in) financing activities	1,716	672	(792)	(606)

Net Increase in Cash and Cash Equivalents	1,607	478	136	26
Cash and cash equivalents at beginning of period	2,648	2,170	2,034	2,008

Cash and cash equivalents at end of period	$4,255	$2,648	$2,170	$2,034

Supplemental disclosure of cash paid (refunded) for:
Interest	$742	$363	$243	$728
Professional fee disbursements due to bankruptcy	—	—	—	101
Interest received from the preservation of cash due to Chapter 11 filing	—	—	(50)	(109)

Non-cash transactions:
Shares of Delta common stock issued or issuable in connection with the Merger	$3,251	$—	$—	$—
Flight equipment	13	—	135	—
Flight equipment under capital leases	32	35	117	159
Debt extinguishment from aircraft renegotiation	—	33	—	171
Debt discount on American Express Agreement	303	—	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in millions, except per share data)	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2006 (Predecessor)	202	$2	$1,635	$(8,209)	$(2,722)	13	$(601)	$(9,895)

Comprehensive loss:
Net loss	—	—	—	(6,203)	—	—	—	(6,203)
Other comprehensive income	—	—	—	—	1,780	—	—	1,780

Total comprehensive loss								(4,423)
Adoption of SFAS 158, net of tax	—	—	—	—	424	—	—	424
Dividends on Series B ESOP Convertible Preferred Stock allocated shares	—	—	—	(2)	—	—	—	(2)
Compensation expense associated with vesting stock options	—	—	8	—	—	—	—	8
Compensation expense associated with rejection of stock options	—	—	55	—	—	—	—	55
Transfer of Treasury shares under ESOP ($47.20 per share)(1)	—	—	(137)	—	—	(8)	377	240

Balance at December 31, 2006 (Predecessor)	202	2	1,561	(14,414)	(518)	5	(224)	(13,593)

Impact of adoption of FIN 48	—	—	—	(30)	—	—	—	(30)

Balance at January 1, 2007 (Predecessor)	202	2	1,561	(14,444)	(518)	5	(224)	(13,623)

Comprehensive income:
Net income from January 1 to April 30, 2007	—	—	—	1,298	—	—	—	1,298
Other comprehensive income	—	—	—	—	75	—	—	75

Total comprehensive income								1,373

Balance at April 30, 2007 (Predecessor)	202	2	1,561	(13,146)	(443)	5	(224)	(12,250)

Fresh start adjustments:
Cancellation of Predecessor common stock	(202)	(2)	(1,561)	—	—	(5)	224	(1,339)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	13,146	443	—	—	13,589
Reorganization value ascribed to Successor	—	—	9,400	—	—	—	—	9,400

Balance at May 1, 2007 (Successor)	—	—	9,400	—	—	—	—	9,400

Comprehensive income:
Net income from May 1 to December 31, 2007	—	—	—	314	—		—	314
Other comprehensive income	—	—	—	—	435		—	435

Total comprehensive income								749
Shares of common stock issued pursuant to Delta’s Plan of Reorganization (Treasury shares withheld for payment of taxes, $20.32 per share)(1)	278	—	—	—	—	1	(20)	(20)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $20.56 per share)(1)	21	—	112	—	—	6	(128)	(16)

Balance at December 31, 2007 (Successor)	299	—	9,512	314	435	7	(148)	10,113

Comprehensive loss:
Net loss	—	—	—	(8,922)	—	—	—	(8,922)
Other comprehensive loss	—	—	—	—	(4,515)	—	—	(4,515)

Total comprehensive loss								(13,437)
Shares of common stock issued pursuant to Delta’s Plan of Reorganization	19	—	—	—	—	—	—	—
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $10.73 per share)(1)	1	—	54	—	—	—	(4)	50
Stock options assumed in connection with the Merger	—	—	18	—	—	—	—	18
Shares of common stock issued or issuable in exchange for Northwest common stock outstanding or issuable in connection with the Merger	330	—	3,251	—	—	—	—	3,251
Shares of common stock issued or issuable in connection with the Merger (Treasury shares withheld for payment of taxes, $10.92 per share)(1)	52	—	803	—	—	16	(171)	632
Shares of common stock issued and compensation expense associated with vesting equity awards in connection with the Merger (Treasury shares withheld for payment of taxes, $7.99 per share)(1)	2	—	75	—	—	3	(20)	55
Sale of Treasury shares ($10.78 per share)(1)	—	—	1	—	—	(18)	191	192

Balance at December 31, 2008 (Successor)	703	$—	$13,714	$(8,608)	$(4,080)	8	$(152)	$874

(1)	Weighted average price per share

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Delta Air Lines, Inc., a Delaware corporation, is the world’s largest airline, providing scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world.

On October 29, 2008 (the “Closing Date”), a wholly-owned subsidiary of Delta (“Merger Sub”) merged (the “Merger”) with and into Northwest Airlines Corporation. Pursuant to the Agreement and Plan of Merger, dated as of April 14, 2008, among Delta, Merger Sub and Northwest Airlines Corporation (the “Merger Agreement”), on the Closing Date (1) Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc. (collectively, “Northwest”), became wholly-owned subsidiaries of Delta and (2) each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization (as defined below) was converted into the right to receive 1.25 shares of Delta common stock. We accounted for the Merger in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), whereby the purchase price paid to effect the Merger was allocated to the tangible and intangible assets acquired and liabilities assumed from Northwest based on their estimated fair values.

Unless otherwise indicated, Delta Air Lines, Inc. and our wholly-owned subsidiaries are collectively referred to as “Delta,” “we,” “us,” and “our.” Prior to October 30, 2008, these references do not include Northwest.

In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On April 30, 2007 (the “Effective Date”), the Delta Debtors emerged from bankruptcy. Upon emergence from Chapter 11, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Consolidated Financial Statements prior to that date.

Fresh start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to SFAS 141. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on our Consolidated Balance Sheet. Deferred income taxes are determined in conformity with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). For additional information regarding the impact of fresh start reporting on the Consolidated Balance Sheet as of the Effective Date, see Note 11.

References in this Form 10-K to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date, (2) the issuance of new Delta common stock and certain debt securities in accordance with the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.

In September 2005, Northwest and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy pursuant to the Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. As a result of the Merger, the accounts of Northwest are included for the period from October 30 to December 31, 2008.

In preparing our Consolidated Financial Statements for the Predecessor, we applied SOP 90-7, which requires that the financial statements for periods while operating as a debtor-in-possession under Chapter 11 distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in reorganization items, net on the accompanying Consolidated Statements of Operations.

We have eliminated all material intercompany transactions in our Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company or it is a variable interest entity for which we are the primary beneficiary. We did not control any company in which we had an ownership interest of 50% or less, or have any material variable interest entity for any period presented in our Consolidated Financial Statements.

Use of Estimates

We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning on January 1, 2009. We currently provide significant information about our hedging activities and use of derivatives in our quarterly and annual filings. Accordingly, we expect the adoption of SFAS 161 will not have a material impact on our consolidated financial statements and disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of a business combination. It also revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under SFAS 141, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero. By contrast, SFAS 141R requires that any reduction in this valuation allowance be reflected through the income tax provision. SFAS 141R is effective for fiscal years beginning on January 1, 2009. For additional information regarding SFAS 141R, see Note 9.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

Short-Term Investments

At December 31, 2008, our short-term investments were comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund that is undergoing an orderly liquidation. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record these investments as available-for-sale securities at fair value on our Consolidated Balance Sheet.

At December 31, 2008, the fair value of our investment in the Primary Fund was $212 million. The cost of this investment was $225 million. In mid-September 2008, the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy on September 15, 2008. Accordingly, we recorded an other than temporary impairment of $13 million as an unrealized loss to the cost basis of our pro rata share of the estimated loss in this investment.

We have requested the redemption of our investment in the Primary Fund. We expect distributions will occur as the Primary Fund’s assets mature or are sold. While we expect to receive substantially all of our current holdings in the Primary Fund, we cannot predict when this will occur or the amount we will receive. Accordingly, we have reclassified our investment from cash and cash equivalents to short-term investments on our Consolidated Balance Sheet as of December 31, 2008.

At December 31, 2007, our short-term investments were comprised of insured auction rate securities. For additional information regarding our accounting for auction rate securities, see “Investments in Debt and Equity Securities” in this Note.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents included in current assets on our Consolidated Balance Sheets totaled $429 million and $520 million at December 31, 2008 and 2007, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $24 million and $15 million at December 31, 2008 and 2007, respectively. Restricted cash and cash equivalents are recorded at cost, which approximates fair value.

At December 31, 2008, our restricted cash and cash equivalents primarily related to cash held to meet certain projected self-insurance obligations and employee benefits.

At December 31, 2007, our restricted cash primarily related to (1) $295 million held in a grantor trust for the benefit of Delta pilots to fund the then remaining balance of an obligation we had under our comprehensive agreement with the Air Line Pilots Association, International (“ALPA”), the collective bargaining representative of Delta pilots, to reduce pilot labor costs and (2) cash held to meet certain projected self-insurance obligations. The amount in the grantor trust was classified as restricted cash with a corresponding note payable on our Consolidated Balance Sheet until the amount was distributed in January 2008.

Derivative Financial Instruments

Our results of operations are materially impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including fuel, interest rate and foreign currency hedges. In accordance with SFAS 133,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we are required to recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets and recognize certain changes in their fair value on our Consolidated Statements of Operations.

We believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform both a prospective and retrospective assessment to this effect at least quarterly, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge to aircraft fuel and related taxes on our Consolidated Statements of Operations. As a result of our effectiveness assessment at December 31, 2008, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

Cash flow hedges

For derivative instruments that are designated and qualify as cash flow hedges under SFAS 133, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our cash flow hedges on our Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Income Statements
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion
Designated under SFAS 133:

Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, collars and call options(2)	Volatility in jet fuel prices	Effective portion of hedge is recorded in accumulated other comprehensive income	Excess, if any, over effective portion of hedge is recorded in other (expense) income

Interest rate swaps and caps	Changes in interest rates	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Foreign currency forwards and collars	Foreign currency exchange rate fluctuations	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Not qualifying or not designated under SFAS 133:

Fuel hedges consisting of crude oil, heating oil and jet fuel extendable swaps and three-way collars	Volatility in jet fuel prices	Entire amount of change in fair value of hedge is recorded in aircraft fuel expense and related taxes

(1)

In the Merger, we assumed Northwest’s outstanding hedge contracts, which include fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, we designated certain of these contracts as hedges in accordance with SFAS 133. The remaining Northwest derivative contracts that were not designated under SFAS 133 did not qualify for hedge accounting.

(2)

Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge under SFAS 133, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged item in the same account as the offsetting loss or gain on the related derivative instrument, resulting in no impact to our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our fair value hedges on our Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Income Statements
Derivative Instrument	Hedged Risk	Effective Portion	Ineffective Portion
Designated under SFAS 133:
Interest rate swaps	Changes in interest rates	Entire fair value of hedge is recorded in long-term debt and capital leases	Expect hedge to be perfectly effective at offsetting changes in fair value of the related debt; no ineffectiveness recorded

Hedge Margin

In accordance with our hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on hedge contracts and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. The amount of the margin, if any, is periodically adjusted based on the fair value of the hedge contracts. The margin requirements are intended to mitigate a party’s exposure to market volatility and the associated contracting party risk. We do not offset margin funded to counterparties or margin funded to us by counterparties against fair value amounts recorded for our hedge contracts.

The hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in other accrued liabilities on our Consolidated Balance Sheets. The margin we provide to counterparties is recorded in hedge margin receivable or restricted cash on our Consolidated Balance Sheets. All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Consolidated Statements of Cash Flows.

In accordance with our interest rate swap and cap agreements, which we assumed from Northwest in the Merger and which qualify as cash flow hedges, the respective counterparties are not required to fund margin to us and we are not required to fund margin to them.

Revenue Recognition

Passenger Revenue

Passenger Tickets. We record sales of passenger tickets in air traffic liability on our Consolidated Balance Sheets. Passenger revenue is recognized when we provide transportation or when the ticket expires unused, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any resulting adjustments in our Consolidated Statements of Operations in the period in which the evaluations are completed. These adjustments relate primarily to refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes and Fees. We are required to charge certain taxes and fees on our passenger tickets, including U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer for which we have an obligation to act as a collection agent. Because we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

Frequent Flyer Programs. We have a frequent flyer program (the “SkyMiles Program”) offering incentives to increase travel on Delta. This program allows participants to earn mileage credits by flying on Delta, regional air carriers (“Contract Carriers”) and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to other airlines and to non-airline businesses. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Crown Room Club and for other program awards.

In the Merger, we assumed Northwest’s frequent flyer program (the “WorldPerks Program”). We are consolidating the SkyMiles and WorldPerks Programs, which will ultimately provide for the combining of miles from each program at a one-to-one ratio. The WorldPerks Program is accounted for under the same methodology as the SkyMiles Program.

Upon emergence from bankruptcy, we changed our accounting policy to a deferred revenue model for all frequent flyer miles. As a result, we account for all miles earned and sold as separate deliverables in a multiple element revenue arrangement as prescribed by Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on prices at which we sell mileage credits to other airlines, currently $0.0054 per mile and is re-evaluated at least annually. Under the residual method, the portion of the revenue from the sale of mileage credits that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided based on the weighted-average price of all miles that have been deferred. The portion of the revenue received in excess of the fair value (the “Marketing Premium”) is recognized in income when the related marketing services are provided and classified as other, net revenue.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regional Carriers Revenue. During the year ended December 31, 2008, we had contract carrier agreements with 12 Contract Carriers, including our wholly-owned subsidiaries, Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”). Compass and Mesaba began operating as Contract Carriers on the Closing Date. Our Contract Carrier agreements are structured as either (1) capacity purchase agreements whereby we purchase all or a portion of the Contract Carrier’s capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue related to all of our Contract Carrier agreements as regional carriers passenger revenue. We record expenses related to our Contract Carrier agreements, excluding Comair, Compass and Mesaba, as contract carrier arrangements expense.

Cargo Revenue

Cargo revenue is recognized in our Consolidated Statements of Operations when we provide the transportation.

Other, net Revenue

Other, net revenue includes revenue from (1) the Marketing Premium component of the sale of mileage credits in the SkyMiles and WorldPerks Programs discussed above, (2) our sale of seats on other airlines’ flights under codeshare agreements and (3) other miscellaneous service revenue. Our revenue from other airlines’ sale of seats on our flights under codeshare agreements is recorded in passenger revenue on our Consolidated Statements of Operations.

Long-Lived Assets

The following table shows our property and equipment at December 31, 2008 and 2007:

	December 31,
(in millions)	2008	2007
Flight equipment	$18,237	$9,525
Accumulated depreciation	(828)	(299)

Flight equipment, net	17,409	9,226

Ground property and equipment	2,715	1,943
Accumulated depreciation	(578)	(246)

Ground property and equipment, net	2,137	1,697

Flight and ground equipment under capital leases	708	602
Accumulated amortization	(152)	(63)

Flight and ground equipment under capital leases, net	556	539

Advance payments for equipment	525	239

Total property and equipment, net	$20,627	$11,701

During the year ended December 31, 2008, we sold 20 aircraft, including seven CRJ-100 aircraft, five B-757-200 aircraft, four A320-200 aircraft, and four DC-9-30 aircraft. In addition, we sold two B-747-200F airframes and one EMB-120 airframe. Proceeds from these sales totaled $123 million and resulted in a gain of $21 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimated Useful Life
Asset Classification	Successor	Predecessor
Flight equipment	21-30 years	25 years

Capitalized software(1)	3-7 years	5-7 years

Ground property and equipment	3-40 years	3-40 years

Leasehold improvements	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

Flight equipment under capital lease	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

(1)

We capitalize certain internal and external costs incurred to develop internal-use software. For the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006, we recorded $99 million, $67 million, $34 million and $109 million, respectively, for amortization of internal-use software. The net book value of these assets totaled $229 million and $246 million at December 31, 2008 and 2007, respectively.

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

Goodwill and Other Intangible Assets

Goodwill reflects (1) the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting, adjusted for impairment, and (2) the excess of purchase price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger.

Identifiable intangible assets reflect intangible assets (1) recorded as a result of our adoption of fresh start reporting upon emergence from bankruptcy and (2) acquired in the Merger. Indefinite-lived assets are not amortized. Definite-lived intangible assets are amortized on a straight-line basis or under the cash flows method over the estimated economic life of the respective agreements and contracts.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1.

In evaluating our goodwill for impairment, we first compare our one reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) our market capitalization, (2) any premium to our market capitalization an investor would pay for a controlling interest , (3) the potential value of synergies and other benefits that could result from such interest, (4) market multiple and recent transaction values of peer companies and (5) projected discounted future cash flows, if reasonably estimable. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value.

We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on recent market transactions where available or projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) volatile fuel prices, (3) declining passenger mile yields, (4) lower demand as a result of the weakening U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) consolidation of competitors within the industry.

Interest Expense

While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, in accordance with SOP 90-7, we recorded interest expense only to the extent (1) interest would be paid during our Chapter 11 proceedings or (2) it was probable interest would be an allowed priority, secured or unsecured claim. Interest expense recorded on our Consolidated Statements of Operations totaled $705 million for the year ended December 31, 2008, $390 million for the eight months ended December 31 2007, $262 million for the four months ended April 30, 2007 and $870 million for the year ended December 31, 2006. Contractual interest expense (including interest expense that was associated with obligations classified as liabilities subject to compromise) totaled $366 million for the four months ended April 30, 2007 and $1.2 billion for the year ended December 31, 2006.

Income Taxes

In accordance with SFAS 109, we account for deferred income taxes under the liability method. Under this method, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes on our Consolidated Balance Sheets.

Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service (the “IRS”) and other tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that various taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance or the rendering of a court decision affecting a particular issue. We would adjust the income tax provision in the period in which the facts that give rise to the revision become known.

Investments in Debt and Equity Securities

We record our investments in student loan backed auction rate securities acquired in the Merger as available-for-sale securities at fair value. Any change in the fair value of these securities is recorded in accumulated other comprehensive (loss) income. At December 31, 2008, the fair value of our student loan backed auction rate securities was $38 million. The cost of these investments was $45 million.

We record our investments in insured auction rate securities as trading securities at fair value. Any change in the fair value of these securities is recorded in other (expense) income on our Consolidated Statements of Operations. At December 31, 2008 and 2007, the fair value of our insured auction rate securities was $83 million and $107 million, respectively. The cost of these investments was $110 million.

Due to the protracted failure in the auction process and contractual maturities averaging 27 years for our insured auction rate securities and 32 years for our student loan backed auction rate securities, we have reclassified our auction rate securities to long-term within other noncurrent assets on our Consolidated Balance Sheet at December 31, 2008.

Because auction rate securities are not actively traded, fair values were estimated by discounting the cash flows expected to be received over the remaining maturities of the underlying securities. The valuations are based on our assessment of observable yields on instruments bearing comparable risks and consider the creditworthiness of the underlying debt issuer. Changes in market conditions could result in further adjustments to the fair value of these securities.

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

Maintenance Costs

We record maintenance costs in aircraft maintenance materials and outside repairs on our Consolidated Statements of Operations as they are incurred. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset or the remaining lease term, whichever is shorter.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $114 million for the year ended December 31, 2008, $121 million for the eight months ended December 31, 2007, $51 million for the four months ended April 30, 2007 and $150 million for the year ended December 31, 2006.

Commissions

We record passenger commissions in prepaid expenses and other on our Consolidated Balance Sheets when the related passenger tickets are sold. Passenger commissions are recognized in operating expense on our Consolidated Statements of Operations when the related revenue is recognized.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of our stock options is estimated using an options pricing model. The resulting cost for all equity awards is recognized over the period during which an employee is required to provide service in exchange for the awards (usually the vesting period of the awards).

Fair Value of Financial Instruments

We record our cash equivalents and short-term investments at estimated fair value. The estimated fair values of other financial instruments, including debt and derivative instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analyses and an options pricing model.

Accounting Adjustments

During 2006, we recorded certain out-of-period adjustments (“Accounting Adjustments”) in our Consolidated Financial Statements that are reflected in our results for the year ended December 31, 2006. These adjustments resulted in an aggregate net non-cash charge approximating $310 million to our Consolidated Statement of Operations.

We believe the Accounting Adjustments, considered individually and in the aggregate, were not material to our Consolidated Financial Statements for the year ended December 31, 2006. In making this assessment, we considered qualitative and quantitative factors, including our substantial net loss in that year, the non-cash nature of the Accounting Adjustments, our substantial stockholders’ deficit at December 31, 2006 and our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code during that year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. NORTHWEST MERGER

On the Closing Date, Northwest became a wholly-owned subsidiary of Delta. Northwest is a major air carrier that provides scheduled air transportation for passengers and cargo throughout the U.S. and around the world.

The Merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives. We believe the Merger will generate significant annual revenue and cost synergies by 2012 from more effective aircraft utilization, a more comprehensive and diversified route system and cost synergies from reduced overhead and improved operational efficiency.

Pursuant to the Merger Agreement, each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization was converted into the right to receive 1.25 shares of Delta common stock. We issued, or expect to issue, a total of 339 million shares of Delta common stock for these purposes, or approximately 41% of the sum of the shares of Delta common stock (1) outstanding on the Closing Date (including shares issued to Northwest stockholders in the Merger), (2) issuable in exchange for shares of Northwest common stock reserved for issuance under Northwest’s Plan of Reorganization, (3) reserved for issuance under Delta’s Plan of Reorganization and (4) issuable to our employees in connection with the Merger.

We accounted for the Merger in accordance with SFAS 141, whereby the purchase price paid to effect the Merger was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest based on their estimated fair values as of the Closing Date. For accounting purposes, the Merger was valued at $3.4 billion. This amount was derived from the 339 million shares of Delta common stock we issued or expect to issue, as discussed above, at a price of $9.60 per share, the average closing price of our common stock on the New York Stock Exchange for the five consecutive trading days that include the two trading days before, the day of and the two trading days after the public announcement of the Merger Agreement on April 14, 2008, and capitalized Merger-related transaction costs. The purchase price also includes the fair value of Delta stock options and other equity awards issued on the Closing Date in exchange for similar securities of Northwest. Northwest stock options and other equity awards vested on the Closing Date and were assumed by Delta and modified to provide for the purchase of Delta common stock. Accordingly, the number of shares and, if applicable, the price per share were adjusted for the 1.25 exchange ratio. Vested stock options held by employees of Northwest are considered part of the purchase price.

The preliminary purchase price is calculated as follows:

(in millions, except per share data)
Shares of Northwest common stock exchanged	271
Exchange ratio	1.25

Shares of Delta common stock issued or issuable	339
Price per share	$9.60

Fair value of Delta common stock issued or issuable	$3,251
Fair value of outstanding Northwest stock options	18
Delta transaction costs	84

Total purchase price	$3,353

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Northwest in the Merger based on our estimate of their respective fair values on the Closing Date:

(in millions)
Cash and cash equivalents	$2,441
Other current assets	2,756
Property and equipment	8,552
Goodwill	4,572
Identifiable intangible assets	2,702
Other noncurrent assets	292
Long-term debt and capital leases	(6,239)
Pension and postretirement related benefits	(4,010)
Air traffic liability and frequent flyer deferred revenue	(3,827)
Other liabilities assumed	(3,886)

Total purchase price	$3,353

In accordance with SFAS 141, the purchase price allocation is subject to adjustment for up to one year after the Closing Date when additional information on asset and liability valuations becomes available. We have not finalized our review of certain liabilities recorded in the Merger. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

The excess of the purchase price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger was allocated to goodwill. We believe that the portion of the purchase price attributable to goodwill represents the benefits expected to be realized from the Merger, as discussed above. This goodwill is not deductible or amortizable for tax purposes.

The following table summarizes the identifiable intangible assets acquired:

(in millions)	Weighted- Average Life in Years	Gross Carrying Amount
Indefinite-lived intangible assets:
International routes and slots	N/A	$2,140
SkyTeam alliance	N/A	380
Domestic routes and slots	N/A	110
Other	N/A	1

Total indefinite-lived intangible assets		$2,631

Definite-lived intangible assets:
Northwest tradename	1.5	40
Marketing agreements	14	27
Domestic routes and slots	1	4

Total definite-lived intangible assets	6	$71

Total identifiable intangible assets		$2,702

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the liabilities valued in the Merger were severance and related costs of $62 million, all of which will be paid in cash, and restructuring of facility leases and other charges of $32 million. The following table shows the balances for these liabilities as of December 31, 2008, and the activity for the year then ended:

(in millions)	Liability Balance at December 31, 2007	Purchase Accounting Adjustments	Payments	Liability Balance at December 31, 2008
Severence and related costs	$—	$62	$(15)	$47
Facilities and other	—	32	—	32
Total	$—	$94	$(15)	$79

The following unaudited pro forma combined results of operations give effect to the Merger as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent Delta’s consolidated results of operations had the Merger occurred on the dates assumed, nor are these results necessarily indicative of Delta’s future consolidated results of operations. We expect to realize significant benefits from integrating the operations of Delta and Northwest, as discussed above, and to incur certain one-time cash costs. The unaudited pro forma combined results of operations do not reflect these benefits or costs. Additionally, to improve the comparability of the information presented, the unaudited pro forma combined results of operations for the year ended December 31, 2007 include pro forma historical results of operations of Delta and Northwest adjusted to reflect (1) the impact of fresh start reporting as if both companies had emerged from bankruptcy on January 1, 2007 and (2) changes in accounting principles as if adoption had occurred on January 1, 2007.

	Year Ended December 31,
(in millions, except per share data)	2008(1)(2)	2007
Operating revenue	$34,244	$31,781
Net (loss) income	(14,738)	601
Basic and diluted (loss) earnings per share	(18.18)	0.74

(1)	Includes a $1.1 billion one-time primarily non-cash charge relating to the issuance or vesting of employee equity awards in connection with the Merger.
(2)

Includes $11.6 billion in non-cash charges from impairments of goodwill and other intangible assets for Delta and Northwest prior to the closing of the Merger. For additional information regarding Delta’s impairment, see Note 5.

NOTE 3. FAIR VALUE MEASUREMENTS

Upon emerging from bankruptcy, we adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost).

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Cash equivalents	$4,020	$4,020	$—	$—	(a)
Short-term investments	212	—	—	212	(c)
Restricted cash equivalents	128	128	—	—	(a)
Long-term investments	121	—	—	121	(c)
Hedge derivatives liability, net	(1,109)	—	(18)	(1,091)	(a)(c)

Due to uncertainty regarding the timing of the distribution of our current holdings in the Primary Fund and the amount we will receive from the distribution, we changed our valuation technique for the Primary Fund to an income approach using a discounted cash flow model during the September 2008 quarter. Accordingly, our short-term investments at December 31, 2008, comprised of these securities, changed from Level 1 to Level 3 within SFAS 157’s three-tier fair value hierarchy since initial valuation upon acquisition earlier in 2008.

Our fuel hedge option derivative contracts are valued under the income approach using option-pricing models. During 2008, we reevaluated the valuation inputs used for our option contracts. As a result, we reclassified these contracts from Level 2 to Level 3 within SFAS 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

2008

(in millions)	Short-term Investments	Long-term Investments	Hedge Derivatives Liability, Net
Balance at December 31, 2007	$107	$—	$—
Redesignation	(107)	107	—
Assets acquired and liabilities assumed from Northwest	246	45	(567)
Transfers to Level 3	831	—	53
Change in fair value included in earnings	(13)	(24)	(203)
Change in fair value included in other comprehensive income	—	(7)	(1,298)
Purchases and settlements, net	(852)	—	924

Balance at December 31, 2008	$212	$121	$(1,091)

Losses included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2008	$(13)	$(24)	$(96)

Losses included in earnings above for the year ended December 31, 2008 are recorded on our Consolidated Statement of Operations as follows:

(in millions)	Fuel Expense and Related Taxes	Other (Expense) Income
Total losses included in earnings	$(176)	$(64)

Change in unrealized losses relating to assets still held at December 31, 2008	$(91)	$(42)

2007

(in millions)	Short-term Investments
Balance at May 1, 2007 (Successor)	$—
Transfers to Level 3	110
Impairment included in earnings	(3)

Balance at December 31, 2007 (Successor)	$107

Losses included in other (expense) income on our Consolidated Statement of Operations attributable to the change in unrealized losses relating to assets still held at December 31, 2007	$(3)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

2008

Assets Acquired and Liabilities Assumed from Northwest

(in millions)	October 29, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Valuation Technique
Flight equipment	$7,954	$7,954	$—	(a)
Other property and equipment	598	598	—	(a)(b)
Goodwill(2)	4,572	—	4,572	(a)(b)(c)
Indefinite-lived intangible assets(2)	2,631	—	2,631	(a)(c)
Definite-lived intangible assets(2)	71	—	71	(c)
Other noncurrent assets	261	181	80	(a)(b)
Debt and capital leases	6,239	6,239	—	(a)(c)
WorldPerks deferred revenue(3)	2,034	—	2,034	(a)
Other noncurrent liabilities	224	224	—	(a)

(1)

These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenue, expense and airline market conditions. These cash flows were discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money.

(2)

Goodwill represents the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger. Indefinite-lived and definite-lived intangible assets are identified by type in Note 5. Fair value measurements for goodwill and other intangible assets included significant unobservable inputs which generally include a five-year business plan, 12-months of historical revenues and expenses by city pair, projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile and a discount rate.

One of the significant unobservable inputs underlying the intangible fair value measurements performed on the Closing Date is the discount rate. We determined the discount rate using the weighted average cost of capital of the airline industry, which was measured using a Capital Asset Pricing Model (“CAPM”). The CAPM in the valuation of goodwill and indefinite-lived intangibles utilizing a 50% debt and 50% equity structure. The historical average debt-to-equity structure of the major airlines since 1990 is also approximately 50% debt and 50% equity, which was similar to Northwest’s debt-to-equity structure at emergence from Chapter 11. The return on debt was measured using a bid-to-yield analysis of major airline corporate bonds. The expected market rate of return for equity was measured based on the risk free rate, the airline industry beta, and risk premiums based on the Federal Reserve Statistical Release H. 15 or Ibbotson® Stocks, Bonds, Bills, and Inflation® Valuation Yearbook, Edition 2008. These factors resulted in a 13% discount rate. This compares to an 11% discount rate used at emergence by Northwest.

(3)

The fair value of Northwest’s WorldPerks Program liability was determined based on the estimated price that third parties would require us to pay for them to assume the obligation for miles expected to be redeemed under the WorldPerks Program. This estimated price was determined based on the weighted-average equivalent ticket value of a WorldPerks award which is redeemed for travel on Northwest, Delta or a participating airline. The weighted-average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.

Goodwill and Other Intangible Assets at December 31, 2008

(in millions)	December 31, 2008	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Goodwill(1)	$9,731	$9,731	$6,939	(a)(b)(c)
Indefinite-lived intangible assets(2)	4,314	4,314	314	(a)(c)
Definite-lived intangible assets	630	630	43	(c)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

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

(2)

We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, or projected discounted future cash flows.

At December 31, 2007, we had goodwill of $12.1 billion, indefinite-lived intangible assets of $2.0 billion and definite-lived intangible assets of $809 million. During the year ended December 31, 2008, we recorded non-cash impairment charges of $6.9 billion for goodwill, $314 million for indefinite-lived intangible assets and $43 million for definite-lived intangible assets.

2007

	Successor	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Valuation Technique
(in millions)	May 1, 2007
Expendable parts and supplies inventories	$241	$241	$—	(a)(b)
Prepaid expense and other	343	343	—	(a)(b)(c)
Net flight equipment and net flight equipment under capital lease	9,833	9,833	—	(a)(b)
Other property and equipment	1,713	1,713	—	(a)(b)
Definite-lived intangible assets(2)	956	—	956	(c)
Other noncurrent assets	856	856	—	(a)(b)(c)
Debt and capital leases	6,899	6,899	—	(a)(c)
SkyMiles deferred revenue(3)	3,474	—	3,474	(a)
Accounts payable and other noncurrent liabilities	405	405	—	(a)(c)

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

	Successor	Significant Unobservable Inputs (Level 3)	Valuation Technique
(in millions)	December 31, 2007
Goodwill	$12,104	$12,104	(a)(b)(c)
Indefinite-lived intangible assets	1,997	1,997	(a)(c)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

The following table reflects the estimated fair value position of our hedge derivatives at December 31, 2008:

	Estimated Fair Value Gain (Loss)
(in millions)	Assets	Accounts Payable	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Margin Receivable(4)
Fuel hedge swaps, collars and call options
Hedges designated under SFAS 133(1)	$26	$(66)	$(849)	$—
Undesignated hedges(2)	—	(119)	(318)	—

Total fuel hedge swaps, collars and call options	26	(185)	(1,167)	—
Interest rate swaps designated as fair value hedges(3)	91	—	—	—
Interest rate swaps and caps designated as cash flow hedges(2)	—	—	(32)	(63)
Foreign currency exchange forwards and collars(2)	—	—	(48)	—

Total fuel hedge swaps, collars and call options	$117	$(185)	$(1,247)	$(63)	$1,139

(1)	Includes $163 million in hedges assumed from Northwest in the Merger.
(2)	Represents derivative contracts assumed from Northwest in the Merger.
(3)	Includes $17 million in accrued interest receivable related to these interest rate swaps.
(4)	Represents the net margin postings associated with the open position of our hedge derivative contracts.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in the price of aircraft fuel. In an effort to manage our exposure to changes in aircraft fuel prices, we periodically enter into derivative instruments comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our Contract Carriers under capacity purchase agreements. As of December 31, 2008, our open fuel hedge contracts in a gain position had an aggregate estimated fair value gain of $26 million, which is recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet, and our open fuel hedge contracts in a loss position had an aggregate estimated fair value loss of $1.2 billion, which includes $481 million related to Northwest, as discussed below, and is recorded in hedge derivatives liability on our Consolidated Balance Sheet.

In the Merger, we assumed all of Northwest’s outstanding fuel hedge contracts. On the Closing Date, we designated certain of Northwest’s derivative instruments, comprised of crude oil collar and swap contracts, as hedges in accordance with SFAS 133. As of December 31, 2008, these contracts had an estimated fair value loss of $163 million. The remaining Northwest derivative contracts that were not designated as hedges had an estimated fair value loss of $318 million.

In September 2008, one of our fuel hedge contract counterparties, Lehman Brothers, filed for bankruptcy. As a result, we terminated our fuel hedge contracts with Lehman Brothers prior to their scheduled settlement dates. Additionally, during the December 2008 quarter, we terminated certain fuel hedge contracts with other counterparties to reduce our exposure to projected fuel hedge losses due to the decrease in crude oil prices. In accordance with SFAS 133, we recorded an unrealized loss of $324 million, which represents the effective portion of these terminated contracts at the date of settlement, in accumulated other comprehensive income on our Consolidated Balance Sheet. These losses will be reclassified into the Consolidated Statements of Operations in accordance with their original contract settlement dates through December 2009. The ineffective portion of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these contracts at the date of settlement resulted in an $11 million charge, which we recorded to other (expense) income on our Consolidated Statement of Operations for the year ended December 31, 2008.

As of December 31, 2008, our open fuel hedge (loss) gain position, excluding contracts we terminated early with Lehman Brothers, for the years ending December 31, 2009 and 2010 is as follows:

(in millions, unless otherwise stated)	Percentage of Projected Fuel Requirements Hedged	Contract Fair Value at December 31, 2008
2009	48%	$(1,059)
2010	4	19

Total	26%	$(1,040)

Prior to the adoption of fresh start reporting, we recorded as a component of stockholders’ deficit a $46 million unrealized gain related to our fuel hedging program. This gain would have been recognized as an offset to aircraft fuel expense as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, our accumulated stockholders’ deficit and accumulated other comprehensive loss were reset to zero. Accordingly, fresh start reporting adjustments eliminated the unrealized gain and increased aircraft fuel expense and related taxes by $46 million for the eight months ended December 31, 2007.

Gains (losses) recorded on our Consolidated Statements of Operations for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006 related to our fuel hedge contracts are as follows:

	Aircraft Fuel and Related Taxes				Other (Expense) Income
	Successor		Predecessor		Successor		Predecessor
(in millions)	Year Ended December 31, 2008(1)	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006
Unsettled fuel hedge contracts	$(91)	$—	$—	$—	$(4)	$(21)	$15	$(5)
Settled fuel hedge contracts	26	59	(8)	(108)	(16)	8	(1)	(32)

Total	$(65)	$59	$(8)	$(108)	$(20)	$(13)	$14	$(37)

(1)

We recorded a mark-to-market adjustment of $91 million related to Northwest derivative contracts settling in 2009 that were not designated as hedges under SFAS 133 for the year ended December 31, 2008.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is associated with our long-term debt obligations, cash portfolio, workers’ compensation obligations and pension, postemployment and postretirement benefits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our fixed and variable rate debt and the fair value of our debt at December 31, 2008 and 2007:

(in millions)	December 31, 2008	December 31, 2007
Variable rate debt	$9,678	$3,820
Fixed rate debt	8,187	4,481
Unamortized (discount) premium, net	(1,859)	155

Total	$16,006	$8,456

Fair value(1)	$12,695	$8,148

(1)	The aggregate fair value of our secured and unsecured debt was based primarily on reported market values and recently completed market transactions.

During the June 2008 quarter, we entered into interest rate swap agreements designated as fair value hedges under SFAS 133 to convert our interest rate exposure on a portion of our debt portfolio from a fixed rate to a floating rate. The interest rate swap agreements have an aggregate notional amount of $1.0 billion and mature from September 2011 through July 2012, which corresponds to the maturity dates of the designated debt instruments. The floating rates are based on three month LIBOR plus a margin. These interest rate swap agreements had a fair value gain of $74 million and a corresponding interest receivable of $17 million, which were recorded in other noncurrent assets and accounts receivable, respectively, on our Consolidated Balance Sheet. In accordance with fair value hedge accounting, the carrying value of our long-term debt at December 31, 2008 included $74 million of fair value adjustments.

In the Merger, we assumed Northwest’s outstanding interest rate swap and cap agreements. On the Closing Date, we designated these derivative instruments as cash flow hedges under SFAS 133 for purposes of converting our interest rate exposure on a portion of our debt portfolio from a floating rate to a fixed rate. The interest rate swap and cap agreements have an aggregate notional amount of $1.7 billion and mature from December 2009 through May 2019, which corresponds to the maturity dates of the designated debt instruments. The floating rates are based on three month LIBOR plus a margin. These interest rate swap and cap agreements had a fair value loss of $95 million, which is recorded in hedge derivatives liability and other noncurrent liabilities on our Consolidated Balance Sheet.

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

Foreign Currency Exchange Risk

We are subject to foreign currency exchange risk because we have revenue and expense denominated in foreign currencies, primarily the euro, the British pound, the Japanese yen and the Canadian dollar. To manage exchange rate risk, we attempt to execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts.

In the Merger, we assumed Northwest’s outstanding foreign currency derivative instruments. On the Closing Date, we designated certain of these derivative instruments, comprised of Japanese yen forward and collar

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts, as cash flow hedges under SFAS 133. The forward and collar contracts have an aggregate notional amount of 45 billion Japanese yen maturing monthly between January 2009 and December 2009. As of December 31, 2008, we have hedged approximately 30% of anticipated 2009 yen-denominated cash flows from sales. These foreign currency derivative instruments had a fair value loss of $48 million, which is recorded in hedge derivatives liability on our Consolidated Balance Sheet.

We did not have any foreign currency hedge contracts at December 31, 2007.

Credit Risk

To manage credit risk associated with our aircraft fuel price and interest rate hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of this program and our relative market position with each counterparty.

Due to the continued decline in crude oil prices during the December 2008 quarter, we realized a significant increase to our estimated fair value loss position on our fuel hedge contracts. Accordingly, counterparties required us to post $1.2 billion of fuel hedge margin, which is recorded in hedge margin receivable on our Consolidated Balance Sheet at December 31, 2008.

Due to the significant changes in interest rates during the December 2008 quarter, our interest rate swap agreements designated as fair value hedges were in a gain position. Accordingly, we required counterparties to post $91 million of margin associated with these agreements. The margin has been recorded to hedge margin receivable on our Consolidated Balance Sheet as a reduction to the fuel hedge margin counterparties required us to post.

Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services. The majority of these sales are processed through major credit card companies, resulting in accounts receivable that may be subject to certain holdbacks by the credit card processors.

We also have receivables from the sale of mileage credits under our SkyMiles and WorldPerks Programs to participating airlines and non-airline businesses such as credit card companies, hotels and car rental agencies. We believe the credit risk associated with these receivables is minimal and that the allowance for uncollectible accounts that we have provided is appropriate.

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our historical experience. A portion of our projected workers’ compensation liability is secured with restricted cash collateral.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the change in the carrying amount of goodwill for the year ended December 31, 2008:

(in millions)	Total
Balance at December 31, 2007	$12,104
Impairment charge	(6,939)
Northwest Merger	4,572
Other	(6)

Balance at December 31, 2008	$9,731

During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 2). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.9 billion for the year ended December 31, 2008. In estimating fair value, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.

In addition to the goodwill impairment charge, we recorded a non-cash charge of $357 million ($238 million after tax) for the year ended December 31, 2008 to reduce the carrying value of certain intangible assets based on their revised estimated fair values. This charge was included in impairment of goodwill and other intangible assets on our Consolidated Statement of Operations for the year ended December 31, 2008. The following tables reflect the changes in the carrying amount of intangible assets at December 31, 2008:

Indefinite-Lived Intangible Assets

(in millions)	Carrying Amount December 31, 2007	Impairment	Acquired in Northwest Merger	Carrying Amount December 31, 2008
International routes and slots	$195	$(35)	$2,140	$2,300
Delta tradename	880	(30)	—	850
SkyTeam alliance(1)	480	(199)	380	661
Domestic routes and slots	440	(50)	110	500
Other	2	—	1	3

Total	$1,997	$(314)	$2,631	$4,314

(1)

As a result of fresh start reporting upon emergence from bankruptcy, we recorded a $480 million indefinite-lived intangible asset associated with our membership in SkyTeam, a global airline alliance, which includes Northwest, that permits carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the carriers’ route networks. In connection with the impairment analysis performed during the June 2008 quarter, we recorded a non-cash charge of $199 million related to our SkyTeam alliance to reduce the carrying values to their revised estimated fair values. Included within this amount is $103 million associated with the portion of our SkyTeam alliance agreements that is directly attributable to Northwest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Definite-Lived Intangible Assets

(in millions)	Weighted- Average Life in Years	Gross Carrying Amount December 31, 2007	Impairment	Acquired in Northwest Merger	Gross Carrying Amount December 31, 2008	Accumulated Amortization
Marketing agreements(1)	9	$710	$—	$27	$737	$(312)
Contracts	34	205	(12)	—	193	(24)
Northwest tradename	1	—	—	40	40	(7)
Customer relationships	4	40	(31)	—	9	(9)
Domestic routes and slots	1	—	—	4	4	(1)
Other	1	1	—	—	1	(1)

Total	14	$956	$(43)	$71	$984	$(354)

(1)

In December 2008, we announced a multi-year extension of our Co-brand Credit Card relationship with American Express (the “American Express Agreement”). Accordingly, we extended the useful life of the American Express Agreement intangible asset to the date the contract expires.

	Weighted- Average Life in Years	Gross Carrying Amount December 31, 2007	Accumulated Amortization
Marketing agreements	4	$710	$(129)
Contracts	34	205	(10)
Customer relationships	4	40	(7)
Other	1	1	(1)

Total	10	$956	$(147)

Total amortization expense recognized for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006 was $207 million, $147 million, $1 million, and $1 million, respectively. The following table summarizes the expected amortization expense for our definite-lived intangible assets:

Years Ending December 31,
(in millions)
2009	$105
2010	79
2011	70
2012	69
2013	68
After 2013	239

Total	$630

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. DEBT

The following table summarizes our debt at December 31, 2008 and 2007:

	December 31,
(in millions)	2008	2007
Senior Secured Exit Financing Facility due from 2012 to 2014, 3.9%% to 5.1%(1)(2)	$2,448	$1,463
Bank Credit Facility due 2010, 2.6% to 3.4%(1)(3)	904	—
General Electric Capital Corporation (“GECC”) Agreements due in installments from 2011 to 2014, 3.6% to 8.8%(1)(4)	469	542
Pass-Through Trust Certificates and Enhanced Equipment Trust Certificates (collectively, the “Certificates”) due in installments from 2009 to 2023, 3.0% to 10.5%(5)	5,844	4,615
Revolving Credit Facility due from 2009 to 2011(1)(6)	—	—
Aircraft financings due in installments from 2009 to 2025, 1.0% to 9.9%(1)(7)	6,224	1,415
Other secured financings due in installments from 2009 to 2031, 1.7% to 8.8%	711	—

Total secured debt	16,600	8,035

American Express Agreement(8)	1,000	—
Other unsecured debt due in installments from 2009 to 2030, 3.0% to 9.1%	265	266

Total unsecured debt	1,265	266

Total secured and unsecured debt	17,865	8,301
Unamortized (discount) premium, net(9)	(1,859)	155

Total debt	16,006	8,456
Less: current maturities	(1,068)	(929)

Total long-term debt	$14,938	$7,527

(1)

Our variable interest rate long-term debt is shown using interest rates which represent LIBOR or an index rate plus a specified margin. The rates shown were in effect at December 31, 2008, if applicable.

(2)	On the Effective Date, we entered into a senior secured exit financing facility (the “Exit Facilities”) to borrow up to $2.5 billion. For additional information, see “Delta Exit Financing” below.

(3)	In August 2006, Northwest entered into a $1.2 billion senior corporate credit facility (the “Bank Credit Facility”). For additional information, see “Bank Credit Facility” below.

(4)

As of December 31, 2008, Delta has two outstanding financing arrangements with GECC referred to as the “Spare Engines Loan” and the “Spare Parts Loan”. The Spare Engines Loan and the Spare Parts Loan are secured by certain spare Mainline aircraft engines (“Engine Collateral”) and certain Mainline aircraft spare parts that we own (“Spare Parts Collateral”). The Engine Collateral and Spare Parts Collateral also secure leases for up to 22 CRJ-200 aircraft and, on a subordinated basis, certain other aircraft lease obligations to GECC and its affiliates. The Spare Engines Loan is not repayable at our election prior to maturity.

(5)

As of December 31, 2008, the Certificates are secured by 148 aircraft. Included in the amount as of December 31, 2008 shown in the table is an aggregate of $1.3 billion in Certificates issued in 2007, which have a weighted average interest rate of 7.4%, are due in installments through 2022 and are collateralized by 36 aircraft.

(6)

In October 2008, Northwest entered into a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”). For additional information, see “$500 Million Revolving Credit Facility” below.

(7)

As of December 31, 2008, we have $6.2 billion of secured loans secured by 285 aircraft, not including aircraft securing the Certificates. During 2008, we entered into agreements to borrow up to $1.6 billion to finance the purchase of 35 aircraft. In 2008, we took delivery of and financed 23 aircraft.

(8)

In December 2008, we announced a multi-year extension of the American Express Agreement. As part of the American Express Agreement, we received $1.0 billion from American Express for an advance purchase of SkyMiles, which amount is classified as long-term debt. This obligation will not be satisfied by cash payments, but through the purchases of SkyMiles by American Express over an expected two year period beginning in December 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)

This item includes a reduction in the carrying value of (1) Northwest’s debt as a result of purchase accounting related to the Merger and (2) the debt recorded in connection with the American Express Agreement. This item also includes fair value adjustments to our long-term debt in connection with our adoption of fresh start reporting upon our emergence from bankruptcy. These adjustments will be amortized to interest expense over the remaining maturities of the respective debt.

Delta Exit Financing

The Exit Facilities consist of a $1.0 billion first-lien revolving credit facility (the “Revolving Facility”), a $600 million first-lien synthetic revolving facility (the “Synthetic Facility”) (together with the Revolving Facility, the “First-Lien Facilities”), and a $900 million second-lien term loan facility (the “Term Loan” or the “Second-Lien Facility”). During 2008, we borrowed the entire amount of the Revolving Facility. Borrowings under the First-Lien Facilities are due in April 2012 and borrowings under the Second-Lien Facility are due in April 2014.

Our obligations under the Exit Facilities are guaranteed by substantially all of our domestic subsidiaries, including, after the closing of the Merger, Northwest Airlines Corporation and certain of its subsidiaries (the “Guarantors”). The Exit Facilities and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets (excluding, in the case of Northwest Guarantors, assets subject to existing liens at the time of closing of the Merger) (the “Collateral”). The First-Lien Facilities are secured by a first priority security interest in the Collateral. The Second-Lien Facility is secured by a second priority security interest in the Collateral.

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

•	maintain unrestricted cash, cash equivalents and permitted investments of not less than $750 million in the case of the First-Lien Facilities and $650 million in the case of the Second-Lien Facility;

•

maintain a minimum total collateral coverage ratio (defined as the ratio of (1) certain of the Collateral that meets specified eligibility standards (“Eligible Collateral”) to (2) the sum of the aggregate outstanding exposure under the First-Lien Facilities and the Second-Lien Facility and the aggregate termination value of certain hedging agreements) of 125% at all times; and

•

in the case of the First-Lien Facilities, also maintain a minimum first-lien collateral coverage ratio (together with the total collateral coverage ratio described above, the “collateral coverage ratios”) (defined as the ratio of (1) Eligible Collateral to (2) the sum of the aggregate outstanding exposure under the First Lien Facilities and the aggregate termination value of certain hedging agreements) of 175% at all times.

The Exit Facilities contain events of default customary for senior secured exit financings, including cross-defaults to other material indebtedness and certain change of control events. The Exit Facilities also include events of default specific to our business, including the suspension of all or substantially all of our flights and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other operations for more than two consecutive days (other than as a result of a Federal Aviation Administration (“FAA”) suspension due to extraordinary events similarly affecting other major U.S. air carriers). Upon the occurrence of an event of default, the outstanding obligations under the Exit Facilities may be accelerated and become due and payable immediately and our cash may become restricted.

Bank Credit Facility

The Bank Credit Facility consisted of a $1.05 billion term loan facility and a $175 million revolving credit facility. On the date of the Merger, the outstanding term loan facility amount was $773 million and the outstanding revolving credit facility amount was $131 million. The final maturity date of the Bank Credit Facility, as amended, is the earlier of (1) the date that Northwest Airlines, Inc. is no longer a separate legal entity and an operating airline, including when it is merged with and into Delta Air Lines, Inc. or (2) December 31, 2010. The Bank Credit Facility is secured by a first lien on Northwest’s Pacific route authorities.

The Bank Credit Facility contains financial covenants that require Northwest to maintain (1) unrestricted cash, cash equivalents and short-term investments of not less than $750 million, (2) a minimum total collateral coverage ratio (defined as the ratio of (i) the appraised value of the collateral to (ii) the sum of the aggregate outstanding exposure under the Bank Credit Facility, the aggregate termination value of certain hedging agreements and certain pari passu obligations) of 150% and (3) a minimum fixed charge coverage ratio, defined as the ratio of EBITDAR to consolidated fixed charges. Fixed charges are defined as interest expense and aircraft rent expense (without giving effect to any acceleration of rental expense). Additionally, certain aircraft sublease rental income is excluded from EBITDAR and reduces aircraft rental expense in fixed charges. Compliance by Northwest with this financial covenant has been waived through March 31, 2009 followed by a phase-in period as set forth below:

Number of Months Covered	Period Ending	Required Coverage Ratio

Three	June 30, 2009	1.00 to 1.00

Six	September 30, 2009	1.10 to 1.00

Nine	December 31, 2009	1.20 to 1.00

Twelve	March 31, 2010	1.30 to 1.00

Twelve	June 30, 2010	1.40 to 1.00

Twelve	September 30, 2010	1.50 to 1.00

The Bank Credit Facility contains events of default that are customary for financings of its type, including cross-defaults to other material indebtedness and maintenance of pledged slots and routes. Upon the occurrence of an event of default, the outstanding obligations under the Bank Credit Facility may be accelerated and become due and payable immediately.

$500 Million Revolving Credit Facility

The $500 Million Revolving Credit Facility matures at the earlier of (1) October 2009 (with respect to $300 million of such facility) or October 2011 (with respect to $200 million of such facility) or (2) the date that Northwest Airlines, Inc. is no longer a separate legal entity and an operating airline, including when it is merged with and into Delta Air Lines, Inc. Borrowings under the $500 Million Revolving Credit Facility can be prepaid without penalty and amounts prepaid can be reborrowed. Borrowings under the $500 Million Revolving Credit Facility are guaranteed by Northwest Airlines Corporation and certain of its subsidiaries. The $500 Million Revolving Credit Facility and related guarantees are secured by substantially all of Northwest’s unencumbered assets as of October 29, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $500 Million Revolving Credit Facility contains financial covenants that require Northwest to maintain (1) unrestricted cash, cash equivalents and short-term investments, together with the undrawn amount of the $500 Million Revolving Credit Facility (“Cash Liquidity”), of not less than $1.25 billion, (2) a minimum collateral coverage threshold (defined as the appraised value of certain eligible collateral) of not less than $625 million and (3) a minimum ratio of EBITDAR to consolidated fixed charges that is currently the same as the Bank Credit Facility.

The $500 Million Revolving Credit Facility contains events of default customary for financings of its type, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the $500 Million Revolving Credit Facility may be accelerated and become due and payable immediately and our cash may become restricted. Additionally, if at any time Cash Liquidity is less than $2.75 billion, the commitment of each lender under the $500 Million Revolving Credit Facility is reduced by 50%.

Other

The financing agreements of Delta and its subsidiaries contain certain affirmative, negative and financial covenants. In addition, as is customary in the airline industry, the aircraft lease and financing agreements of Delta and its subsidiaries require that we maintain certain levels of insurance coverage, including war-risk insurance. Failure to maintain these coverages may result in an interruption to our operations. For additional information about our war-risk insurance currently provided by the U.S. Government, see Note 8.

We were in compliance with all covenants as of December 31, 2008. Substantially all of our assets are subject to liens.

Future Maturities

The following table summarizes scheduled maturities of our debt, including current maturities, at December 31, 2008:

Years Ending December 31,	Total
(in millions)
2009	$1,424
2010	2,875
2011	2,479
2012	3,372
2013	1,051
Thereafter	6,664

17,865
Unamortized discount, net	(1,859)

Total	$16,006

The scheduled maturities of our debt under the Bank Credit Facility and any borrowings under the $500 Million Revolving Credit Facility will be accelerated (as discussed above) when Northwest Airlines, Inc. is no longer a separate legal entity and an operating airline, including when it is merged with and into Delta Air Lines, Inc. The merger of Northwest Airlines, Inc. into Delta Air Lines, Inc. is dependent on several factors, including but not limited to receiving a single operating certificate as granted by the FAA. Receiving such a certificate generally takes 12 to 24 months after an acquisition. Currently, the receipt of the certificate and eventual merger into Delta Air Lines, Inc. are expected to occur in 2010. As a result, we have classified borrowings under the Bank Credit Facility as long-term on our Consolidated Balance Sheet as of December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. LEASE OBLIGATIONS

We lease aircraft, airport terminals and maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $850 million for the year ended December 31, 2008, $470 million for the eight months ended December 31, 2007, $261 million for the four months ended April 30, 2007 and $961 million for the year ended December 31, 2006. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Our interest in assets acquired under capital leases is recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Our leases do not include residual value guarantees.

The following tables summarize, as of December 31, 2008, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft under contract carrier agreements) with initial or remaining terms in excess of one year:

Capital Leases

Years Ending December 31,
(in millions)
2009	$135
2010	134
2011	129
2012	98
2013	64
After 2013	264

Total minimum lease payments	824
Less: amount of lease payments representing interest	(323)

Present value of future minimum capital lease payments	501
Plus: unamortized premium, net	64
Less: current obligations under capital leases	(92)

Long-term capital lease obligations	$473

Operating Leases

Years Ending December 31,	Delta Lease Payments	Contract Carrier Aircraft Lease Payments(1)	Total
(in millions)
2009	$1,104	$542	$1,646
2010	1,040	519	1,559
2011	822	504	1,326
2012	703	501	1,204
2013	592	467	1,059
After 2013	3,641	2,023	5,664

	7,902	4,556	12,458
Less: sublease rental income	(29)	—	(29)

Total minimum lease payments	$7,873	$4,556	$12,429

(1)

These amounts represent the minimum lease obligations under our contract carrier agreements with Atlantic Southeast Airlines, Inc. (“ASA”), Chautauqua Airlines, Inc. (“Chautauqua”), Freedom Airlines, Inc. (“Freedom”), Pinnacle Airlines, Inc. (“Pinnacle”), Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc. (“SkyWest Airlines”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, we operated 258 aircraft under operating leases and 81 aircraft under capital leases. Our contract carriers operated 443 aircraft under operating leases. Leases for aircraft operated by us and our contract carriers have expiration dates ranging from 2009 to 2025. During the four months ended April 30, 2007 and the year ended December 31, 2006, we recorded estimated claims relating to the restructuring of the financing arrangements for many of our aircraft and the rejection of certain of our leases in connection with our bankruptcy proceedings.

NOTE 8. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Order Commitments

Future commitments for aircraft on firm order as of December 31, 2008 are estimated to be approximately $2.9 billion. The following table shows the timing of these commitments:

Years Ending December 31,
(in millions)
2009	$1,520
2010	990
2011	60
2012	110
2013	90
After 2013	130

Total	$2,900

Our aircraft order commitments as of December 31, 2008 consist of firm orders to purchase eight B-777-200LR aircraft, five B-737-700 aircraft, 33 B-737-800 aircraft, two A320-200 aircraft, five A319-100 aircraft and 10 CRJ-900 aircraft.

We have excluded from the table above our order for 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

Our firm orders to purchase 33 B-737-800 aircraft include 31 B-737-800 aircraft, which we have entered into definitive agreements to sell to two third parties immediately following delivery of these aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. These sales will reduce our future commitments by approximately $1.3 billion during the period from 2009 through 2011 ($490 million, $730 million and $40 million for 2009, 2010 and 2011, respectively).

We have financing commitments from third parties, cancellation rights or, with respect to the 31 B-737-800 aircraft referred to above, definitive agreements to sell, all Mainline and CRJ-900 aircraft on firm order as of December 31, 2008. Under these financing commitments, third parties have agreed to finance, on a long-term secured basis, a substantial portion of the purchase price of the covered aircraft,

Our firm orders to purchase 10 CRJ-900 aircraft include two CRJ-900 aircraft, which we have assigned to a Contract Carrier. We are required to cure any default by the Contract Carrier of its purchase obligation, and have certain indemnification rights against the Contract Carrier for costs incurred in effecting such a cure.

Contract Carrier Agreements

During the year ended December 31, 2008, we had Contract Carrier agreements with 12 Contract Carriers, including our wholly-owned subsidiaries, Comair, Compass and Mesaba.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capacity Purchase Agreements. During the year ended December 31, 2008, seven Contract Carriers operated for us (in addition to Comair, Compass and Mesaba) pursuant to capacity purchase agreements. Under these agreements, the Contract Carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

The following table shows our minimum fixed obligations under these capacity purchase agreements (excluding Comair, Compass and Mesaba). The obligations set forth in the table contemplate minimum levels of flying by the Contract Carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as for fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table below.

Year Ending December 31, (in millions)	Amount(1)
2009	$2,130
2010	2,130
2011	2,170
2012	2,130
2013	2,060
After 2013	9,610

Total	$20,230

(1)

These amounts exclude contract carrier lease payments accounted for as operating leases, which are described in Note 7. The contingencies described below under “Contingencies Related to Termination of Contract Carrier Agreements” are not included in this table.

The following table shows by Contract Carrier and contract (1) the number of aircraft in operation as of December 31, 2008, (2) the number of aircraft scheduled to be in operation as of December 31, 2009, (3) the number of aircraft scheduled to be in operation immediately prior to the expiration date of the agreement and (4) the expiration date of the agreement:

Carrier(1)	Number of Aircraft in Operation as of December 31, 2008	Number of Aircraft Scheduled to be in Operation as of December 31, 2009	Number of Aircraft Scheduled to be in Operation Immediately Prior to the Expiration of the Agreement	Expiration Date of Agreement
ASA	141	141	16	2020
SkyWest Airlines	80	82	37	2020
ASA/SkyWest Airlines(1)	12	12	12	2012
Chautauqua	24	24	24	2016
Freedom (ERJ-145 aircraft)(2)	28	28	22	2012
Shuttle America	16	16	16	2019
Pinnacle (CRJ-900 aircraft)	18	16	16	2019
Pinnacle (CRJ-200 aircraft)	124	124	124	2017

Total	443	443	267

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under capacity purchase agreements with the following seven Contract Carriers for the years ended December 31, 2008, 2007 and 2006:

•	ASA, SkyWest Airlines, Chautauqua, Freedom and Shuttle America for all periods presented;

•	ExpressJet Airlines, Inc. from January 1, 2008 to September 1, 2008 and from June 1, 2007 to December 31, 2007; and

•	Pinnacle for the year ended December 31, 2008, including aircraft flying on behalf of Northwest for the period from October 30 to December 31, 2008, and from December 1, 2007 to December 31, 2007.

(in millions, except for number of aircraft operated)	2008	2007	2006
ASMs	17,425	17,881	15,390
RPMs	13,899	14,005	11,931
Number of aircraft operated, end of period	443	349	324

The table above was not subject to the audit procedures of our Independent Registered Public Accounting Firm.

Revenue Proration Agreements. As of December 31, 2008, we had a revenue proration agreement with American Eagle Airlines, Inc. In addition, a portion of our contract carrier agreement with SkyWest Airlines is structured as a revenue proration agreement. These agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

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

We estimate that the total fair values, determined as of December 31, 2008, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $255 million and $418 million,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $62 million, respectively.

Legal Contingencies

We are involved in various legal proceedings relating to employment practices, environmental issues and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Cincinnati Airport Settlement

On April 24, 2007, the Bankruptcy Court approved our settlement agreement (the “Cincinnati Airport Settlement Agreement”) with the Kenton County Airport Board (“KCAB”) and UMB Bank, N.A., the trustee (the “Bond Trustee”) for the Series 1992 Bonds (as defined below), to restructure certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport”). The Series 1992 Bonds include: (1) the $419 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series A (Delta Air Lines, Inc. Project), $397 million of which were then outstanding; and (2) the $19 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series B (Delta Air Lines, Inc. Project), $16 million of which were then outstanding.

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

On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small group of bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York. In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders appealed to the U.S. Court of Appeals for the Second Circuit, which in February 2009 upheld the District Court’s decision. The Objecting Bondholders have filed a petition with the U.S. Court of Appeals for the Second Circuit for a rehearing en banc.

Credit Card Processing Agreements

Visa/MasterCard Processing Agreement

In August 2008, we entered into an amendment to our Visa/MasterCard credit card processing agreement (the “Amended Processing Agreement”) that, among other things, extended the term of the agreement to December 31, 2011. The Amended Processing Agreement provides that no cash reserve (“Reserve”) is required except in certain circumstances, including in which we do not maintain a required level of unrestricted cash.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In those circumstances where the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of December 31, 2008 and 2007.

American Express

In December 2008, we amended our American Express credit card processing agreement (the “Amended Card Service Agreement”). The Amended Card Service Agreement provides that no withholding of our receivables will occur except in certain circumstances, including in which we do not maintain a required level of unrestricted cash. In those circumstances where American Express is permitted to withhold our receivables, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of December 31, 2008 and 2007.

Other Contingencies

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

We believe that our insurance would cover most of our exposure to such liabilities and related indemnities associated with the types of lease and financing agreements described above, including real estate leases. However, our insurance does not typically cover environmental liabilities, although we have certain policies to meet the requirements of applicable environmental laws.

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

Employees Under Collective Bargaining Agreements

At December 31, 2008, we had 84,306 full-time equivalent employees. Approximately 42% of these employees, including all of our pilots, are represented by labor unions.

On February 26, 2009, the National Mediation Board accepted a request by the Aircraft Mechanics Fraternal Association (“AMFA”) to terminate its certification to represent pre-merger Northwest Airlines, Inc. aircraft maintenance technicians and related employees. Approximately 900 employees were represented by AMFA.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through March 31, 2009, and the Secretary of Transportation has discretion to extend coverage through May 31, 2009. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.

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

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at December 31, 2008 and 2007:

(in millions)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$5,450	$3,461
Pension, postretirement and other benefits	4,491	1,778
AMT credit carryforward	505	346
Deferred revenue	2,339	1,273
Rent expense	291	81
Reorganization items, net	1,375	988
Fuel hedge derivatives	663	4
Other temporary differences	565	469
Valuation allowance	(9,830)	(4,843)

Total deferred tax assets	$5,849	$3,557

Deferred tax liabilities:
Depreciation	$4,856	$3,079
Debt valuation	627	—
Intangible assets	1,795	1,049
Other	151	142

Total deferred tax liabilities	$7,429	$4,270

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the current and noncurrent deferred tax assets (liabilities), recorded on our Consolidated Balance Sheets at December 31, 2008 and 2007:

(in millions)	2008	2007
Current deferred tax assets, net	$401	$142
Noncurrent deferred tax liabilities, net	(1,981)	(855)

Total deferred tax liabilities, net	$(1,580)	$(713)

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

At December 31, 2008, we had (1) $505 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) $14.5 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022.

Both Delta and Northwest realized a change of ownership for the purposes of Section 382 of the Internal Revenue Code as a result of the issuance of new common stock upon their emergence from bankruptcy. We currently expect this change will not significantly limit our ability to utilize our AMT credit or NOLs in the carryforward period. On the Closing Date, as a result of the Merger, Northwest experienced a subsequent ownership change. Delta also may experience a subsequent ownership change under Section 382 as a result of the Merger and the issuance of equity to employees in connection with the Merger, together with other transactions involving the sale of our common stock. If the change is determined to have occurred in 2008, we do not expect that this change will significantly limit our ability to utilize our NOLs in the carryforward period.

FIN 48

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007 to evaluate our uncertain tax positions. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 31, 2008 and December 31, 2007 are $29 million and $143 million, respectively. This includes $10 million of tax benefits as of December 31, 2008 and $38 million of tax benefits as of December 31, 2007, that if recognized subsequent to December 31, 2008, will affect the effective tax rate.

We accrue interest related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 31, 2008, we have accrued $5 million for the payment of interest and $8 million for the payment of penalties. The impact related to interest and penalties on our Consolidated Statements of Operations for the year ended December 31, 2008 was not material.

We are currently under the audit by the IRS for the 2005 through 2007 tax years. The audit is substantially complete and is expected to close in early 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to the amount of unrecognized tax benefits for the year ended December 31, 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007:

(in millions)

Unrecognized tax benefits at April 30, 2007 (Predecessor) and January 1, 2007 (Predecessor)	$217

Discharge upon emergence from bankruptcy	(17)

Balance at May 1, 2007 (Successor)	200

Gross increases-tax positions in prior period	25
Gross decreases-tax positions in prior period	(21)
Gross increases-tax positions in current period	48
Settlements	(109)

Unrecognized tax benefits at December 31, 2007 (Successor)	143
Gross increases-tax positions in prior period	2
Gross decreases-tax positions in prior period	(91)
Settlements	(25)

Unrecognized tax benefits at December 31, 2008 (Successor)	$29

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

Upon emergence from bankruptcy, we recorded a valuation allowance of $4.8 billion on our Fresh Start Consolidated Balance Sheet. On the Closing Date of the Merger in accordance with purchase accounting, we recorded a valuation allowance of $2.7 billion related to Northwest deferred tax assets. Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite lived intangible assets until the net carrying costs of these assets is zero. Beginning January 1, 2009, pursuant to SFAS 141R, any reduction in this valuation allowance will be reflected through the income tax provision.

Our income tax benefit (provision) for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006 consisted of:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006
Current tax benefit	$—	$—	$—	$17
Deferred tax benefit (provision) exclusive of the other components listed below)	866	(211)	(505)	2,364
(Increase) decrease in valuation allowance	(747)	—	509	(1,616)

Income tax benefit (provision)	$119	$(211)	$4	$765

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006:

	Successor		Predecessor
	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006
U.S. federal statutory income tax rate	(35.0)%	35.0%	35.0%	(35.0)%
State taxes, net of federal income tax effect	(0.6)	3.7	3.6	(2.5)
Increase (decrease) in valuation allowance(1)	8.3	—	(39.3)	23.2
Goodwill impairment	26.8	—	—	—
Other, net	(0.8)	1.5	0.4	3.3

Effective income tax rate	(1.3)%	40.2%	(0.3)%	(11.0)%

(1)	For the four months ended April 30, 2007, the decrease in the valuation allowance reflects fresh start adjustments.

NOTE 10. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, postretirement healthcare plans, and disability and survivorship plans for eligible employees and retirees, and their eligible family members.

Northwest Merger

In accordance with SFAS 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), when an employer is acquired in a merger, any excess of projected benefit obligation over the plan assets is recognized as a liability and any excess of plan assets over the projected benefit obligation is recognized as a plan asset. The recognition of a new liability or a new asset by the acquirer, at the date of the merger, results in the elimination of any (1) previously existing unrecognized net gain or loss, (2) unrecognized prior service cost and (3) unrecognized net transition obligation. In addition, the new liability or asset is measured using actuarial assumptions, as determined by the purchaser. All significant weighted-average assumptions used were determined based on our policies that are discussed below in “Assumptions.”

Defined Benefit Pension, Other Postretirement, and Postemployment Benefit Plans

Defined Benefit Pension Plans. We sponsor a defined benefit pension plan for eligible non-pilot Delta employees and retirees (the “Delta Non-Pilot Plan”) and defined benefit pension plans for eligible Northwest employees and retirees (the “Northwest Pension Plans”). These plans have been closed to new entrants and frozen for future benefit accruals.

The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Under the Alternative Funding Rules, the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% interest rate. Delta elected the Alternative Funding Rules for the Delta Non-Pilot Plan, effective April 1, 2007 and Northwest elected the Alternative Funding Rules for the Northwest Pension Plans effective October 1, 2006. We estimate that the funding requirements under these plans will be approximately $275 million in 2009.

Defined Contribution Pension Plans. Prior to the Merger, both Delta and Northwest sponsored several defined contribution plans and we continue to sponsor all of those plans. These plans each generally cover different employee groups at Delta and Northwest, and employer contributions vary by each plan. The cost associated with our defined contribution pension plans is reflected in the tables below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. During bankruptcy, we generally eliminated company-paid post age 65 healthcare coverage, except for (1) limited subsidies available to a limited group of retirees and their dependents and (2) a group of retirees who retired prior to 1987 and receive lifetime company-paid medical and dental benefits. Benefits under these plans are funded from our current assets and are subject to co-payments, deductibles and other limits as described in the plans.

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment, but before retirement, primarily as part of the disability and survivorship plans. These disability and survivorship plans provide benefits to substantially all Delta employees and Northwest pilots as a result of a participant’s death or disability.

SFAS 158. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, 132(R)” (“SFAS 158”). SFAS 158 required that we recognize the funded status of our defined benefit pension plans, other postretirement plans, and certain of our postemployment plans on our Consolidated Balance Sheet as of December 31, 2006. Because the requirement to measure the funded status of a plan as of our year-end was not effective for the year ended December 31, 2006, we continued to measure our benefit plans with a September 30 measurement date. As of April 30, 2007, we adopted the provision requiring year-end measurement, which eliminated our early measurement date. The impact of the elimination of our early measurement date is reflected in the table below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations, Fair Value of Plan Assets, and Funded Status (measured at December 31, 2008, December 31, 2007, April 30, 2007) were:

	Pension Benefits			Other Postretirement Benefits			Other Postemployment Benefits
	Successor	Successor	Predecessor	Successor	Successor	Predecessor	Successor	Successor	Predecessor
(in millions)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007

Benefit obligation at beginning of period	$7,383	$7,627	$7,555	$965	$1,147	$1,161	$2,028	$2,089	$2,238

Obligations assumed in Merger	7,469	—	—	501	—	—	58	—	—
Service cost	—	—	—	10	8	4	28	21	8
Interest cost	550	296	145	65	42	21	127	82	41
Actuarial loss (gain)	1,164	(207)	151	(147)	(178)	30	(132)	(75)	(159)
Benefits paid, including lump sums and annuities	(637)	(333)	(293)	(142)	(93)	(57)	(139)	(89)	(78)
Participant contributions	—	—	—	54	39	15	—	—	—
Settlement gain on termination	—	—	(40)	—	—	—	—	—	—
Elimination of early measurement date	—	—	109	—	—	(27)	—	—	39

Benefit obligation at end of period	$15,929	$7,383	$7,627	$1,306	$965	$1,147	$1,970	$2,028	$2,089

Fair value of plan assets at beginning of period	$4,882	$4,888	$4,590	$—	$—	$—	$1,764	$1,829	$1,781

Assets acquired in Merger	4,015	—	—	4	—	—	—	—	—
Actual (loss) gain on plan assets	(1,090)	260	533	—	—	—	(497)	61	203
Employer contributions	125	67	58	88	54	42	1	—	—
Participant contributions	—	—	—	54	39	15	—	—	—
Benefits paid, including lump sums and annuities	(637)	(333)	(293)	(142)	(93)	(57)	(220)	(126)	(155)

Fair value of plan assets at end of period	$7,295	$4,882	$4,888	$4	$—	$—	$1,048	$1,764	$1,829

Funded status at end of period	$8,634	$2,501	$2,739	$1,302	$965	$1,147	$922	$264	$260

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At each period-end presented above, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

Amounts recognized on our Consolidated Balance Sheets as of December 31, 2008 and 2007 consist of:

	Pension Benefits		Other Postretirement Benefits		Other Postemployment Benefits
	December 31,		December 31,		December 31,
(in millions)	2008	2007	2008	2007	2008	2007

Assets
Noncurrent assets	$—	$—	$—	$—	$—	$100

Total Assets	$—	$—	$—	$—	$—	$100

Liabilities
Current liabilities	(19)	—	(114)	(97)	(14)	—
Noncurrent liabilities	(8,615)	(2,501)	(1,188)	(868)	(908)	(364)

Total Liabilities	$(8,634)	$(2,501)	$(1,302)	$(965)	$(922)	$(364)

Accumulated other comprehensive (loss) income, pretax
Net (loss) gain	$(2,546)	$185	$320	$178	$(484)	$32
Prior service (cost) credit	—	—	(1)	—	—	—

Total other comprehensive (loss) income	$(2,546)	$185	$319	$178	$(484)	$32

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are actuarial losses of $33 million and $18 million in pension and other postemployment benefits, respectively, and an actuarial gain of $18 million relating to other postretirement benefits.

Net periodic cost (benefit) for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006 included the following components:

	Pension Benefits
	Successor		Predecessor
(in millions)	Year Ended December 31, 2008	Eight Months Ended April 30, 2007
			Four Months Ended April 30, 2007	Year Ended December 31, 2006

Service cost	$—	$—	$—	$34
Interest cost	550	296	145	712
Expected return on plan assets	(479)	(281)	(129)	(520)
Amortization of prior service cost	—	—	—	1
Recognized net actuarial loss	—	—	19	226
Settlement (gain) charge, net	3	—	(30)	(1,282)
Revaluation of liability	—	—	(143)	—

Net periodic cost (benefit)	$74	$15	$(138)	$(829)

Defined contribution plan costs	211	128	36	115

Total cost (benefit)	$285	$143	$(102)	$(714)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Other Postretirement Benefits
	Successor		Predecessor
(in millions)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006

Service cost	$10	$8	$4	$17
Interest cost	65	42	21	97
Amortization of prior service benefit	—	—	(31)	(44)
Recognized net actuarial (gain) loss	(6)	—	8	8
Revaluation of liability	—	—	49	—

Net periodic cost	$69	$50	$51	$78

	Other Postemployment Benefits
	Successor		Predecessor
(in millions)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006

Service cost	$28	$21	$8	$45
Interest cost	127	82	41	125
Expected return on plan assets	(151)	(104)	(51)	(163)
Amortization of prior service benefit	—	—	(2)	(2)
Recognized net actuarial loss	—	—	5	9
Revaluation of liability	—	—	(273)	—

Net periodic cost (benefit)	$4	$(1)	$(272)	$14

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

We used the following actuarial assumptions to determine our benefit obligations at December 31, 2008, December 31, 2007 and April 30, 2007 and our net periodic (benefit) cost for the periods presented:

	Successor		Predecessor
Benefit Obligations(1)	December 31, 2008	December 31, 2007	April 30, 2007

Weighted average discount rate	6.49%	6.37%	5.96%
Rate of increase in future compensation levels(2)	3.00%	2.21%	2.21%
Assumed healthcare cost trend rate(3)	8.00%	8.00%	8.50%

	Successor		Predecessor
Net Periodic Benefit Cost(4)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006

Weighted average discount rate—pension benefit	7.19%	6.01%	5.99%	5.67%
Weighted average discount rate—other postretirement benefit	6.46%	5.63%	5.63%	5.65%
Weighted average discount rate—other postemployment benefit	6.95%	6.00%	5.63%	5.72%
Rate of increase (decrease) in future compensation levels(2)	2.53%	2.49%	2.57%	0.72%
Weighted average expected long-term rate of return on plan assets	8.96%	8.97%	8.96%	8.87%
Assumed healthcare cost trend rate(3)	8.00%	8.50%	8.50%	9.50%

(1)	Our 2008 and 2007 benefit obligations are measured using the RP 2000 combined healthy mortality table projected to 2013 and 2010, respectively.
(2)	Not applicable to frozen defined benefit pension plans or other postretirement benefit plans.
(3)	The assumed healthcare cost trend rate at December 31, 2008 is assumed to decline gradually to 5.00% by 2015 and remain level thereafter.
(4)	Our 2008, 2007 and 2006 assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation (“APBO”) for these plans at December 31, 2008, would have the following effects:

(in millions)	1% Increase	1% Decrease

Increase (decrease) in total service and interest cost	$3	$(4)
Increase (decrease) in the APBO	62	(75)

The expected long-term rate of return on plan assets was based on plan-specific investment studies using historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices were incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We review our rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with our pension investment advisors. The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan Assets

Delta and Northwest have adopted and implemented investment policies for their defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet their long-term pension obligations. This asset allocation policy mix is reviewed every 2-5 years or earlier as deemed necessary. On a regular basis, actual asset allocations are rebalanced toward the prevailing targets. The targeted and actual weighted-average asset allocations for the pension plans at December 31, 2008 and December 31, 2007 are as follows:

	Target Allocations	2008	2007

U.S. equity securities	32-35%	33%	35%
Non-U.S. equity securities	19-25%	19%	15%
High quality bonds and long term duration	15-19%	18%	20%
Convertible and high yield bonds	5%	8%	8%
Private equity	10-14%	18%	15%
Real estate	10-11%	4%	7%

Total		100%	100%

The investment strategies for pension plan assets are to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments. The overall asset mix of the portfolios is more heavily weighted in equity-like investments, including portions of the bond portfolio, which consist of convertible and high yield securities. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Also, currency overlay strategy is used in an effort to generate modest amounts of additional income. A bond duration extension program utilizing fixed income derivatives is employed in an effort to better align the market value movements of a portion of the pension plan assets to the related pension plan liabilities.

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

The following table summarizes, as of December 31, 2008, the benefit payments that are scheduled to be paid in the following years ending December 31:

(in millions)	Pension Benefits	Other Postretirement Benefits	Other Postemployment Benefits

2009	$1,002	$140	$150
2010	993	141	152
2011	998	139	156
2012	1,010	132	160
2013	1,027	125	165
2014-2018	6,049	602	899

Total	$11,079	$1,279	$1,682

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Plans

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined, we will pay at least 15% of that profit to employees. If the annual pre-tax profit is greater than $2.5 billion, we will pay 20% of the amount that exceeds $2.5 billion. Based on our pre-tax earnings, we accrued $158 million under the profit sharing program in 2007. We did not record an accrual under the profit sharing program in 2008.

NOTE 11. CHAPTER 11 PROCEEDINGS

Bankruptcy Claims Resolution

Under Delta’s Plan of Reorganization, most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock. As of February 18, 2009, under Delta’s Plan of Reorganization, we have (1) distributed 321 million shares of common stock to holders of $13.5 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 65 million shares of common stock for future issuance to holders of allowed general, unsecured claims.

Northwest’s Plan of Reorganization generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger Agreement, and as discussed in Note 2, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of February 18, 2009, eight million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.

The Delta Debtors and the Northwest Debtors will continue to settle claims and file objections with the Bankruptcy Courts regarding claims. In light of the substantial number and amount of claims filed, we expect the claims resolution process will take considerable time to complete. We believe there will be no further material impact to the Consolidated Statements of Operations from the settlement of claims because the holders of such claims will receive under Delta’s and Northwest’s Plan of Reorganization (collectively, the “Plans of Reorganizations”), as the case may be, only their pro rata share of the distributions of common stock contemplated by the Plans of Reorganization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization Items, net

The following table summarizes the components of reorganization items, net on our Consolidated Statements of Operations for the four months ended April 30, 2007 and the year ended December 31, 2006:

	Predecessor
(in millions)	Four Months Ended April 30, 2007	Year Ended December 31, 2006

Discharge of claims and liabilities(1)	$4,424	$—
Revaluation of frequent flyer obligation(2)	(2,586)	—
Revaluation of other assets and liabilities(3)	238	—
Aircraft financing renegotiations, rejections and repossessions(4)	(440)	(1,671)
Contract carrier agreements(5)	(163)	—
Emergence compensation(6)	(162)	—
Professional fees	(88)	(110)
Pilot collective bargaining agreement(7)	(83)	(2,100)
Interest income(8)	50	109
Facility leases(9)	43	(8)
Vendor waived pre-petition debt	29	36
Retiree healthcare claims(10)	(26)	(539)
Debt issuance and discount costs	—	(13)
Compensation expense(11)	—	(55)
Pilot pension termination(12)	—	(1,743)
Rejection of other executory contracts	—	(89)
Other	(21)	(23)

Total reorganization items, net	$1,215	$(6,206)

(1)

The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings, such as (a) ALPA’s claim under our comprehensive agreement reducing pilot labor costs; (b) the Pension Benefit Guaranty Corporation’s (the “PBGC”) claim relating to the termination of the Delta Pilot Plan; (c) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans; (d) claims associated with debt and certain municipal bond obligations based upon their rejection; (e) claims relating to the restructuring of financing arrangements or the rejection of leases for aircraft; and (f) other claims due to the rejection or modification of certain executory contracts, unexpired leases and contract carrier agreements.

In accordance with Delta’s Plan of Reorganization, we discharged our obligations to holders of allowed general, unsecured claims in exchange for the distribution of 386 million newly issued shares of common stock and the issuance of certain debt securities and obligations. Accordingly, in discharging our liabilities subject to compromise, we recognized a reorganization gain of $4.4 billion as follows:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)

In connection with amendments to our contract carrier agreements with Chautauqua and Shuttle America, both subsidiaries of Republic Airways Holdings, Inc. (“Republic Holdings”), which, among other things, reduced the rates we pay those carriers, we recorded (a) a $91 million allowed general, unsecured claim and (b) a $37 million net charge related to our surrender of warrants to purchase up to 3.5 million shares of Republic Holdings common stock. Additionally, in connection with an amendment to our contract carrier agreement with Freedom, a subsidiary of Mesa Air Group, Inc., which, among other things, reduced the rates we pay that carrier, we recorded a $35 million allowed general, unsecured claim.

(6)

In accordance with Delta’s Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by Delta’s Plan of Reorganization, of approximately 14 million shares of common stock to these employees.

(7)

Allowed general, unsecured claims of $83 million for the four months ended April 30, 2007 and $2.1 billion for the year ended December 31, 2006 in connection with the comprehensive agreements of Comair and Delta, respectively, with ALPA reducing pilot labor costs.

(8)	Reflects interest earned due to the preservation of cash during our Chapter 11 proceedings.
(9)

For the four months ended April 30, 2007, we recorded a net $43 million gain, primarily reflecting a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority, which was partially offset by a net $80 million charge from an allowed general, unsecured claim under the Cincinnati Airport Settlement Agreement.

(10)	Allowed general, unsecured claims in connection with agreements reached with committees representing pilot and non-pilot retired employees reducing their postretirement healthcare benefits.
(11)	Reflects a charge for rejecting substantially all of our stock options in our Chapter 11 proceedings.
(12)

$2.2 billion and $801 million allowed general, unsecured claims in connection with our settlement agreements with the PBGC and a group representing retired pilots, respectively. Charges for these claims were offset by $1.3 billion in settlement gains associated with the derecognition of previously recorded Delta Pilot Plan and pilot non-qualified plan obligations upon each plan’s termination.

Fresh Start Consolidated Balance Sheet

Upon emergence from Chapter 11, we adopted fresh start reporting, which required us to revalue our assets and liabilities to fair value. In estimating fair value, we based the estimates and assumptions on guidance prescribed by SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

To facilitate the calculation of the enterprise value of the Successor, management developed financial projections for the Successor using a number of estimates and assumptions. The enterprise and corresponding reorganization value of the Successor was based on financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable companies, (2) a review and analysis of several recent transactions in the airline industry and (3) a calculation of the present value of future cash flows based on our projections. Utilizing these methodologies, the reorganization value of the Successor was estimated to be in the range of $9.4 billion and $12.0 billion. The enterprise value, and corresponding reorganization value, was dependent upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. There can be no assurance the projections will be achieved or the assumptions will be realized. The excess reorganization value (using the low end of the range) over the fair value of tangible and identifiable intangible assets, net of liabilities, was not reflected as goodwill in the Fresh Start Consolidated Balance Sheet. The financial projections and estimates of enterprise and reorganization value are not incorporated in this Form 10-K.

All estimates, assumptions and financial projections, including the fair value adjustments, the financial projections and the enterprise and reorganization value projections, are subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance the estimates, assumptions and financial projections will be realized, and actual results could vary materially.

The adjustments set forth in the following Fresh Start Consolidated Balance Sheet in the columns captioned “Debt Discharge, Reclassifications and Distribution to Creditors,” “Repayment of Debtor-in-Possession (“DIP”) Facility and New Exit Financing” and “Revaluation of Assets and Liabilities” reflect the effect of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consummation of the transactions contemplated by Delta’s Plan of Reorganization, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments.

The effects of Delta’s Plan of Reorganization and fresh start reporting on our Consolidated Balance Sheet at April 30, 2007 are as follows:

Fresh Start Consolidated Balance Sheet

	Predecessor	Debt Discharge, Reclassifications and Distribution to Creditors	Repayment of DIP Facility and New Exit Financing	Revaluation of Assets and Liabilities	Successor
(in millions)	April 30, 2007				Reorganized Balance Sheet May 1, 2007
CURRENT ASSETS
Cash, cash equivalents and short-term investments	$2,915	$—	$(557)	$—	$2,358
Restricted cash	1,069	—	—	—	1,069
Accounts receivable, net	1,086	—	—	—	1,086
Expendable parts and supplies inventories, net	183	—	—	58	241
Deferred income taxes, net	441	—	—	310	751
Prepaid expenses and other	437	(19)	—	(75)	343

Total current assets	6,131	(19)	(557)	293	5,848

PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	11,087	—	—	(1,245)	9,842
Other property and equipment, net	1,498	—	—	218	1,716

Total property and equipment, net	12,585	—	—	(1,027)	11,558

OTHER ASSETS
Goodwill	227	—	—	12,100	12,327
Intangibles, net	88	—	—	2,865	2,953
Other noncurrent assets	740	—	48	68	856

Total other assets	1,055	—	48	15,033	16,136

Total assets	$19,771	$(19)	$(509)	$14,299	$33,542

CURRENT LIABILITIES
Current maturities of long-term debt and capital leases	$1,292	$5	$—	$35	$1,332
DIP Facility	1,959	—	(1,959)	—	—
Accounts payable, accrued salaries and related benefits	1,396	561	(50)	155	2,062
SkyMiles deferred revenue	602	—		620	1,222
Air traffic liability	2,567	—	—	—	2,567
Taxes payable	423	—	—	(2)	421

Total current liabilities	8,239	566	(2,009)	808	7,604

NONCURRENT LIABILITIES
Long-term debt and capital leases	5,132	37	—	398	5,567
Exit Facilities	—	—	1,500	—	1,500
SkyMiles deferred revenue	294	—	—	1,958	2,252
Other notes payable	—	697	—	—	697
Pension, postretirement and related benefits	62	4,202	—	7	4,271
Other	1,026	—	—	1,225	2,251

Total noncurrent liabilities	6,514	4,936	1,500	3,588	16,538
Liabilities subject to compromise	19,345	(19,345)	—	—	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Delta Debtors
Common stock and additional paid-in capital	1,563	—	—	(1,563)	—
Retained deficit and other	(15,890)	4,424	—	11,466	—
Reorganized Delta Debtors
Common stock and additional paid-in capital	—	9,400	—	—	9,400

Total liabilities and stockholders’ (deficit) equity	$19,771	$(19)	$(509)	$14,299	$33,542

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Debt Discharge, Reclassifications and Distribution to Creditors. Adjustments reflect the elimination of liabilities subject to compromise totaling $19.3 billion on our Consolidated Balance Sheet immediately prior to the Effective Date. Excluding certain liabilities assumed by the Successor, liabilities subject to compromise of $13.8 billion were discharged in the Chapter 11 cases. Adjustments include:

(a)	The recognition or reinstatement of $561 million to accounts payable, accrued salaries and related benefits comprised of (1) a $225 million obligation to the PBGC relating to the termination of the Delta Pilot Plan (which is reflected on the Consolidated Balance Sheet net of a $3 million discount) and (2) $339 million to reinstate or accrue certain liabilities related to the current portion of our pension and postretirement benefit plans and for certain administrative claims and cure costs.

(b)	The recognition of $697 million in other notes payable comprised of (1) a $650 million obligation relating to our comprehensive agreement with ALPA reducing pilot labor costs (which is reflected on the Consolidated Balance Sheet net of a $19 million discount) and (2) $66 million principal amount of senior unsecured notes (following the reduction of the $85 million face value of the notes for the application of certain payments made by us in 2006 and 2007) under the Cincinnati Airport Settlement Agreement.

(c)	The reinstatement of $4.2 billion to pension, postretirement and related benefits comprised of (1) $3.2 billion associated with the Delta Non-Pilot Plan and other long-term accrued benefits and (2) $1.0 billion associated with postretirement benefits.

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

(e)

SkyMiles deferred revenue. An adjustment to revalue our obligation under the SkyMiles Program to reflect the estimated fair value of miles to be redeemed in the future. Adjustments of $620 million and $2.0 billion were reflected for the fair value of these miles in current and long-term classifications, respectively. Effective with our emergence from bankruptcy, we changed our accounting policy from an incremental cost basis to a deferred revenue model for miles earned

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through travel. The fair value of our SkyMiles frequent flyer award liability was determined based on the estimated price that third parties would require us to pay for them to assume the obligation for miles expected to be redeemed under the SkyMiles Program. This estimated price was determined based on the weighted-average equivalent ticket value of a SkyMiles award redeemed for travel on Delta or a participating airline. The weighted-average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel. At April 30, 2007, we recorded deferred revenue equal to $0.0083 for each mile we estimate will ultimately be redeemed under the SkyMiles Program.

(f)	Noncurrent liabilities—other. An adjustment of $1.2 billion primarily related to the tax effect of fresh start valuation adjustments.

(g)	Total stockholders’ deficit. The adoption of fresh start reporting resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. All common stock of the Predecessor was eliminated and replaced by the new equity structure of the Successor based on Delta’s Plan of Reorganization. The Fresh Start Consolidated Balance Sheet reflects initial stockholders’ equity value of $9.4 billion, representing the low end in the range of $9.4 billion to $12.0 billion estimated in our financial projections developed in connection with Delta’s Plan of Reorganization. The low end of the range is estimated to reflect market conditions as of the Effective Date and therefore was used to establish initial stockholders’ equity value.

Note 12. Equity and Equity-Based Compensation

Equity

Common Stock. On the Effective Date, all common stock issued by the Predecessor was cancelled. In connection with our emergence from bankruptcy, we began issuing shares of new common stock, par value $0.0001 per share, pursuant to Delta’s Plan of Reorganization. The new common stock is subject to the terms of our Amended and Restated Certificate of Incorporation (the “New Certificate”), which supersedes the Certificate of Incorporation in effect prior to the Effective Date.

The New Certificate authorizes us to issue a total of 2.0 billion shares of capital stock, of which 1.5 billion may be shares of common stock and 500 million may be shares of preferred stock. Delta’s Plan of Reorganization contemplates the issuance of 400 million shares of common stock, consisting of 386 million shares to holders of allowed general, unsecured claims and up to 14 million shares to approximately 39,000 non-contract, non-management employees under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the “2007 Plan”). Delta’s Plan of Reorganization also contemplates the issuance of common stock under the 2007 Plan for management employees.

In connection with the Merger, we issued, or expect to issue, a total of 339 million shares of Delta common stock in exchange for the Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization. Additionally, in connection with the Merger, we (1) agreed to issue 50 million shares of common stock to eligible Delta and Northwest pilots; (2) granted 34 million shares of common stock to substantially all U.S. based non-pilot employees of Delta and Northwest; and (3) granted 17 million shares of restricted stock and non-qualified stock options to purchase 12 million shares of common stock to management personnel. The awards to management personnel will fully vest over approximately three years, subject to the participant’s continued employment.

Preferred Stock. The New Certificate permits us to issue preferred stock in one or more series. It authorizes the Board of Directors (1) to fix the descriptions, powers (including voting powers), preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and (2) to specify the number of shares of any series of preferred stock. As of December 31, 2008 and 2007, no preferred stock was issued and outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock. We generally withhold shares of Delta common stock to cover employees’ portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. In December 2008, we sold from treasury approximately 18 million shares of our common stock that were previously withheld as the employee portion of tax withholdings on the issuance and vesting of employee equity awards in connection with the Merger. The $192 million of net proceeds from the offering will be used for general corporate purposes. At December 31, 2008, there were approximately eight million shares of common stock held in treasury at a weighted average cost of $20.11 per share. Substantially all of these shares were withheld to cover the employees’ portion of required tax withholdings on equity awards.

Equity-Based Compensation

Successor

Upon emergence from Chapter 11, we adopted with Bankruptcy Court approval the 2007 Plan, a broad based equity and cash compensation plan. The 2007 Plan provides for grants of restricted stock, stock options, stock appreciation rights, restricted stock units, performance awards, including cash incentive awards, and other stock based awards. Shares of common stock issued under the 2007 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award that is cancelled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan. In connection with the Merger, we amended the 2007 Plan with stockholder approval to increase the number of shares of Delta common stock issuable under the plan from 30 million to 157 million. The purpose of this amendment was to permit Delta to grant equity to substantially all employees of the combined company in connection with the Merger. As of December 31, 2008, 36 million shares remain available for future grants under the 2007 Plan.

Under SFAS 123R, non-cash compensation expense for equity awards is recognized over the employee’s requisite service period (generally, the vesting period of the award). We use straight-line recognition for awards with installment vesting, as allowed under SFAS 123R. During the year ended December 31, 2008 and the eight months ended December 31, 2007, we recognized expense associated with restricted stock, stock option, and performance share grants of $66 million and $109 million in salaries and related costs, respectively. Additionally, the closing of the Merger constituted a change in control under the 2007 Plan, which caused the vesting of substantially all previously unvested equity awards and resulted in the recording of $75 million in expense to restructuring and merger-related items. These expenses do not represent cash payments actually made to employees; rather it represents non-cash compensation expense for financial reporting purposes. The actual value of these awards to the recipients depends on the price of Delta common stock when the awards vest.

As of December 31, 2008, approximately $187 million of total unrecognized costs related to unvested shares and options are expected to be recognized over the remaining weighted-average period of 1.3 years. Approximately $83 million is expected to be recognized in 2009.

Stock Grants. In connection with the Merger, we granted equity to substantially all employees of Delta and Northwest. U.S. based non-pilot, non-management employees received 34 million shares of common stock. Pilot employees were granted the right to receive 50 million shares of common stock. The fair value of these grants was based on the closing price of the common stock on the date of grant and resulted in the recording of a $791 million charge in restructuring and merger-related items. In 2007, upon emergence from Chapter 11, we issued 14 million shares of common stock to non-contract, non-management employees. Employees may hold or sell these shares without restriction.

Merger Awards. In connection with the Merger, we made grants of restricted stock and stock options to approximately 700 management level employees under the 2007 Plan. As discussed below, these grants vest over three years, subject to the employee’s continued employment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and that is subject to forfeiture in certain circumstances. The fair value of the restricted stock awards is based on the closing price of the common stock on the date of grant. In connection with the Merger, we granted 17 million shares of restricted stock, which, subject to the employee’s continued employment, vest over three years in four installments (20% on May 1, 2009, 20% on November 1, 2009, 20% on May 1, 2010, and 40% on November 1, 2011). Upon emergence from Chapter 11, we granted eight million shares of restricted stock to eligible employees. Substantially all of these awards, to the extent not previously vested, vested upon the closing of the Merger. We expect substantially all unvested restricted stock awards at December 31, 2008 to vest during the vesting period.

The following table summarizes restricted stock activity for the year ended December 31, 2008:

	Shares (000)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	5,195	$20.11
Granted	18,248	8.04
Vested	(5,720)	18.67
Forfeited	(73)	18.97

Unvested at December 31, 2008	17,650	$8.11

Stock Options. Stock option awards are granted with an exercise price equal to the closing price of Delta common stock on the date of grant. Generally, outstanding employee options vest over several years and have a 10-year term, subject to the employee’s continued employment.

The fair value of stock options is determined at the grant date using an options pricing model based on several assumptions. The risk-free rate is based on the U.S. Treasury yield in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. Due to the impact of our Chapter 11 proceedings, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility and expected life assumptions. Prior to the Merger, volatility assumptions were based on (1) historical volatilities of the stock of comparable airlines whose shares are traded using daily stock price returns equivalent to the expected term of the options and (2) implied volatilities. We no longer consider implied volatilities in setting our expected volatility assumptions, as we believe due to current market conditions implied volatility is no longer a reasonable indicator of future volatility of Delta common stock. The expected life of the options was developed using the simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration, as allowed by Staff Accounting Bulletin No. 107, “Share Based Payments.”

In connection with the Merger, we granted stock options to purchase 12 million shares of common stock. These options become exercisable in four installments (20% on May 1, 2009, 20% on November 1, 2009, 20% on May 1, 2010, and 40% on November 1, 2011), subject to the employee’s continued employment. Upon emergence from Chapter 11, we granted options to purchase four million shares of common stock to eligible employees. Substantially all of these awards, to the extent not previously exercisable, became exercisable upon the closing of the Merger. Pursuant to the Merger Agreement, outstanding stock options under the Northwest 2007 Stock Incentive Plan were assumed by Delta and modified to provide for the purchase of Delta common stock. Accordingly, the number of shares and the exercise price were adjusted for the 1.25 exchange ratio.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options was determined based on the following assumptions:

	Year Ended December 31, 2008	Eight Months Ended December 31, 2007
Risk-free interest rate	2.6-3.4%	3.6-4.9%
Expected life of stock options (in years)	5.6-6.0	6.0

Expected volatility of common stock	63-79%	55-60%

The following table summarizes stock option activity for the year ended December 31, 2008:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2008	3,946	$18.87
Granted	12,397	8.06
Assumed in the Merger	7,271	17.22
Exercised	(52)	8.40
Forfeited or expired	(18)	18.47

Outstanding at December 31, 2008	23,544	$12.69	8.9	$42.5

Vested or expected to vest	23,544	$12.69	8.9	$42.5

Exercisable at December 31, 2008	11,458	$17.50	7.9	$1.3

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 and the eight months ended December 31, 2007 was $4.86 and $10.82, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.1 million and Delta received $0.4 million in cash from the exercise of those options. No options were exercised during the eight months ended December 31, 2007.

Performance Shares. Performance shares are long-term incentive opportunities which are payable in common stock and are generally contingent upon our achieving certain financial goals. During 2008 and 2007, we granted performance shares with an aggregate target payout opportunity covering approximately two million shares of common stock. The closing of the Merger caused the vesting at target of substantially all previously unvested performance shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006:

(in millions)	Additional Minimum Pension Liability	Unrecognized Pension Liability	Derivative Instruments	Marketable Equity Securities	Valuation Allowance	Total

Balance at January 1, 2006 (Predecessor)	$(2,553)	$—	$—	$1	$(170)	$(2,722)

Termination of Pilot Plan	2,264	—	—	—	—	2,264
Additional minimum pension liability adjustments	257	—	—	—	—	257
Changes in fair value	—	—	(131)	1	—	(130)
Reclassification to earnings	—	—	108	—	—	108
Tax effect	(958)	—	—	—	239	(719)

Net of tax	1,563	—	(23)	1	239	1,780
Adoption of SFAS 158	990	(727)	—	—	161	424

Balance at December 31, 2006 (Predecessor)	—	(727)	(23)	2	230	(518)

Pension adjustment	—	6	—	—	—	6
Changes in fair value	—	—	61	—	—	61
Reclassification to earnings	—	—	8	—	—	8

Balance at April 30, 2007 (Predecessor)	—	(721)	46	2	230	(443)

Elimination of Predecessor other comprehensive loss	—	721	(46)	(2)	(230)	443
Pension adjustment	—	408	—	—	—	408
Changes in fair value	—	—	86	—	—	86
Reclassification to earnings	—	—	(59)	—	—	(59)
Tax effect	—	(155)	(11)	—	166	—

Balance at December 31, 2007 (Successor)	—	253	16	—	166	435

Pension adjustment	—	(3,111)	—	—	—	(3,111)
Changes in fair value	—	—	(1,369)	(9)	—	(1,378)
Reclassification to earnings	—	—	(26)	—	—	(26)
Tax effect	—	1,162	516	3	(1,681)	—

Balance at December 31, 2008 (Successor)	$—	$(1,696)	$(863)	$(6)	$(1,515)	$(4,080)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

Operating revenue is assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenue by geographic region for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006 are summarized in the following table:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007	Four Months Ended April 30, 2007	Year Ended December 31, 2006

North America	$15,065	$9,380	$4,314	$13,204
Atlantic	5,149	2,884	947	3,058
Latin America	1,616	923	478	1,102
Pacific	867	171	57	168

Total	$22,697	$13,358	$5,796	$17,532

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

Note 15. Restructuring and Merger-Related Items

The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statement of Operations for the year ended December 31, 2008:

(in millions)	Year Ended December 31, 2008

Severance and related costs(1)	$114
Contract Carrier restructuring(2)	14
Facilities and other(3)	25

Total restructuring	153
Merger-related items(4)	978

Total restructuring and merger-related items	$1,131

(1)

Relates to two voluntary workforce reduction programs for U.S. non-pilot employees announced in March 2008 in which approximately 4,200 employees elected to participate. These programs were intended to align staffing with planned capacity reductions.

(2)	Relates to the early termination of certain capacity purchase agreements with our Contract Carriers.

(3)

Primarily relates to the closing of operations in Concourse C at the Cincinnati Airport. Upon our exit from Concourse C, we recorded a one-time charge of $18 million based on the estimated present value of future rents.

(4)	Includes a one-time primarily non-cash charge of $907 million relating to the issuance or vesting of employee equity awards in connection with the Merger.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the balances for these restructuring charges as of December 31, 2008, and the activity for the year then ended:

(in millions)	Liability Balance at December 31, 2007	Additional Costs and Expenses	Payments	Liability Balance at December 31, 2008

Severance and related costs	$—	$114	$(111)	$3
Contract Carrier restructuring	—	14	(14)	—
Facilities and other	3	25	(6)	22

Total	$3	$153	$(131)	$25

In December 2008, we announced additional voluntary workforce reduction programs for U.S. non-pilot employees to align staffing with planned capacity reductions. Approximately 47,000 employees were eligible for these programs by notifying us of their decision to participate in the period which began in January 2009 and ended in February 2009 (the “Election Period”). We did not record any charge for these programs at December 31, 2008 because we could not reasonably estimate on that date who would elect to participate in the programs. During the Election Period, approximately 2,100 employees decided to participate. Accordingly, we expect to record between $40 million and $50 million in restructuring charges during the March 2009 quarter for these programs.

In 2007, we did not have any restructuring and merger-related items. In 2006, we recorded a $13 million charge in restructuring and merger-related items on our Consolidated Statement of Operations. This charge was primarily due to a $29 million charge related to our decision to reduce staffing by approximately 7,000 to 9,000 jobs by December 2007, partially offset by a $21 million reduction in accruals associated with prior year workforce reduction programs.

Note 16. (Loss) Earnings Per Share

We calculate basic (loss) earnings per share by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions, such as shares issuable under Delta’s Plan of Reorganization and in connection with the Merger, are considered outstanding and included in the computation of basic earnings per share. Accordingly, all 386 million shares contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims are included in the calculation of earnings per share for the year ended December 31, 2008 and the eight months ended December 31, 2007. Similarly, the calculation of basic loss per share for the year ended December 31, 2008 includes, in connection with the Merger, (1) 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots and (2) nine million shares of Delta common stock reserved for issuance, after giving effect to the 1.25 exchange ratio, in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the reconciliation of actual shares issued and outstanding to those considered outstanding for purposes of the calculation of basic loss per share as of December 31, 2008:

(in millions)	Shares(1)

Common stock issued and outstanding	695
Less:
Unvested restricted stock	(18)
Add:
Shares reserved for future issuance under Delta’s Plan of Reorganization	89
Shares reserved for future issuance relating to Northwest’s Plan of Reorganization, after giving effect to the 1.25 exchange ratio	9
Shares issuable to Delta and Northwest pilots in connection with the Merger	50

Common stock considered outstanding for purposes of loss per share calculation	825

(1)	These shares have not been weighted to reflect the period of time they were considered outstanding.

Diluted (loss) earnings per share include the dilutive effects of stock options and restricted stock. To the extent stock options and restricted stock are anti-dilutive, they are excluded from the calculation of diluted (loss) earnings per share.

The following table shows our computation of basic and diluted (loss) earnings per share for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended December 31, 2006:

	Successor			Predecessor
(in millions, except per share data)	Year Ended December 31, 2008	Eight Months Ended December 31, 2007		Four Months Ended April 30, 2007		Year Ended December 31, 2006

Basic:
Net (loss) income	$(8,922)	$314		$1,298		$(6,203)
Preferred stock dividends	—	—		—		(2)

Net (loss) income attributable to common stockholders	$(8,922)	$314		$1,298		$(6,205)
Basic weighted average shares outstanding	468	394		197		196

Basic (loss) earnings per share	$(19.08)	$0.80		$6.58		$(31.58)

Diluted:
Net (loss) income attributable to common stockholders	$(8,922)	$314		$1,298		$(6,205)
Gain recognized on the forgiveness of convertible debt	—	—		(216)		—

Net (loss) income attributable to common stockholders assuming conversion	$(8,922)	$314		$1,082		$(6,205)

Basic weighted average shares outstanding	468	394		197		196
Dilutive effects of:
Restricted shares	—	1		—		—
Convertible debt	—	—		37		—

Weighted average shares outstanding, as adjusted	468 (1)	395	(2)	234	(3)	196 (4)

Dilutive (loss) earnings per share	$(19.08)	$0.79		$4.63		$(31.58)

(1)

For the year ended December 31, 2008, we excluded from our loss per share calculation all common stock equivalents because their effect was anti-dilutive. These common stock equivalents totaled 41 million shares for the year ended December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)

For the eight months ended December 31, 2007, we excluded from our earnings per share calculation options to purchase approximately three million shares of common stock because their effect was anti-dilutive.

(3)

Upon emergence from bankruptcy, we discharged our liabilities subject to compromise, which included convertible debt. As a result, we recognized a gain of $216 million for the four months ended April 30, 2007. In connection with this discharge, 37 million shares of common stock were assumed issued for purposes of calculating diluted earnings per share.

(4)

For the year ended December 31, 2006, we excluded from our loss per share calculation all common stock equivalents because their effect was anti-dilutive. These common stock equivalents include (1) stock options and preferred stock through the dates of their cancellation and conversion during our bankruptcy proceedings and (2) shares of common stock issuable upon conversion of our convertible debt. These common stock equivalents totaled 37 million shares for the year ended December 31, 2006.

Note 17. Valuation and Qualifying Accounts

The following table shows our valuation and qualifying accounts for the year ended December 31, 2008, the eight months ended December 31, 2007, the four months ended April 30, 2007 and the year ended 2006, and the associated activity for the years then ended:

	Allowance for:
(in millions)	Restructuring and Other Charges(1)	Uncollectible Accounts Receivable(2)	Obsolescence of Expendable Parts & Supplies Inventory	Deferred Tax Assets

Balance at January 1, 2006 (Predecessor)	$84	$41	$201	$3,954	(3)

Additional costs and expenses	32	16	12	2,749
Payments and deductions	(111)	(36)	(52)	(1,534)

Balance at December 31, 2006 (Predecessor)	5	21	161	5,169	(4)

Additional costs and expenses	1	5	13	1,092
Payments and deductions	(2)	(5)	(43)	(1,201)

Balance at April 30, 2007 (Predecessor)	4	21	131	5,060	(4)

Valuation adjustment	—	—	(131)	(230)
Additional costs and expenses	—	15	11	669
Payments and deductions	(1)	(10)	—	(656)

Balance at December 31, 2007 (Successor)	3	26	11	4,843	(5)

Liabilities assumed from Northwest	—	6	—	3,389
Purchase accounting adjustments	94	—	—	184
Additional costs and expenses	153	31	23	1,866
Payments and deductions	(146)	(21)	(2)	(452)

Balance at December 31, 2008 (Successor)	$104	$42	$32	$9,830	(6)

(1)	Primarily related to severance and related costs, restructuring of facility leases and other charges.
(2)	The payments and deductions related to the allowance for uncollectible accounts receivable represent the write-off of accounts considered to be uncollectible, less recoveries.
(3)	$170 million of this amount is recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet at January 1, 2006.
(4)	$230 million of this amount is recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2006 and our Fresh Start Consolidated Balance Sheet at April 30, 2007.
(5)

$166 million of this amount is recorded in accumulated other comprehensive income on our Consolidated Balance Sheet at December 31, 2007. This balance reflects a $230 million write-off recorded upon the adoption of fresh start reporting to eliminate the Predecessor’s accumulated other comprehensive loss.

(6)	$1.5 billion of this amount is recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited results of operations for the 2008 and 2007 quarterly periods ended presented below. The quarterly (loss) earnings per share amounts will not necessarily add to the earnings (loss) per share computed for the year due to the weighting of shares used in calculating per share data.

2008	Successor
	Three Months Ended
(in millions, except per share data)	March 31(1)	June 30(1)	September 30	December 31(2)

Operating revenue	$4,766	$5,499	$5,719	$6,713
Operating (loss) income	(6,261)	(1,087)	131	(1,097)
Net loss	(6,390)	(1,044)	(50)	(1,438)
Basic and diluted loss per share	(16.15)	(2.64)	(0.13)	(2.11)

2007	Predecessor		Successor
	Three Months Ended March 31	One Month Ended April 30	Two Months Ended June 30	Three Months Ended
(in millions, except per share data)				September 30	December 31

Operating revenue	$4,241	$1,555	$3,448	$5,227	$4,683
Operating income (loss)	155	145	345	453	(2)
Reorganization items, net(3)	(124)	1,339	—	—	—
Net (loss) income	(130)	1,428	164	220	(70)
Basic (loss) earnings per share	(0.66)	7.24	0.42	0.56	(0.18)
Diluted (loss) earnings per share	(0.66)	5.19	0.42	0.56	(0.18)

(1)

During the March 2008 quarter, we determined goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million. In addition to the goodwill impairment charge, in the June 2008 quarter, we recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

(2)

Our results of operations for the December 2008 quarter include Northwest for the period from October 30 to December 31, 2008. In connection with the Merger, during the December 2008 quarter, we recorded a one-time primarily non-cash charge of $969 million relating to the issuance or vesting of employee equity awards in connection with the Merger.

(3)	Prior to our emergence from bankruptcy and in connection with our bankruptcy proceedings, our earnings were impacted by reorganization items, net, as shown above.