Form 10-Q
period 2009-03-31
DELTA AIR LINES INC /DE/
filed 2009-04-23
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-5424
DELTA AIR LINES, INC.
State of Incorporation: Delaware
I.R.S. Employer Identification No.: 58-0218548
Post Office Box 20706, Atlanta, Georgia 30320-6001
Telephone: (404) 715-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑     No ☐
Number of shares outstanding by each class of common stock, as of March 31, 2009:
Common Stock, $0.0001 par value—771,645,975 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

     Unless otherwise indicated, Delta Air Lines, Inc. and our wholly-owned subsidiaries are collectively referred to as “Delta,” “we,” “us,” and “our.” Prior to October 30, 2008, these references do not include Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc.
FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”). All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in millions)	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$4,441	$4,255
Short-term investments	67	212
Restricted cash and cash equivalents	387	429
Accounts receivable, net of an allowance for uncollectible accounts of $44 and $42 at March 31, 2009 and December 31, 2008, respectively	1,419	1,443
Hedge margin receivable	404	1,139
Expendable parts and supplies inventories, net of an allowance for obsolescence of $39 and $32 at March 31, 2009 and December 31, 2008, respectively	380	388
Deferred income taxes, net	332	401
Prepaid expenses and other	627	637

Total current assets	8,057	8,904

Property and Equipment, Net:
Property and Equipment, net of accumulated depreciation and amortization of $1,898 and $1,558 at March 31, 2009 and December 31, 2008, respectively	20,896	20,627

Other Assets:
Goodwill	9,729	9,731
Identifiable intangibles, net of accumulated amortization of $379 and $354 at March 31, 2009 and December 31, 2008, respectively	4,918	4,944
Other noncurrent assets	795	808

Total other assets	15,442	15,483

Total assets	$44,395	$45,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,853	$1,160
Air traffic liability	3,625	3,315
Accounts payable	1,648	1,604
Frequent flyer deferred revenue	1,605	1,624
Accrued salaries and related benefits	1,004	972
Hedge derivatives liability	662	1,247
Taxes payable	591	565
Other accrued liabilities	539	535

Total current liabilities	11,527	11,022

Noncurrent Liabilities:
Long-term debt and capital leases	14,743	15,411
Pension, postretirement and related benefits	11,005	10,895
Frequent flyer deferred revenue	3,428	3,489
Deferred income taxes, net	1,901	1,981
Other noncurrent liabilities	1,272	1,342

Total noncurrent liabilities	32,349	33,118

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 779,743,607 and 702,685,427 shares issued at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	13,738	13,714
Accumulated deficit	(9,402)	(8,608)
Accumulated other comprehensive loss	(3,663)	(4,080)
Treasury stock, at cost, 8,097,632 and 7,548,543 shares at March 31, 2009 and December 31, 2008, respectively	(154)	(152)

Total stockholders’ equity	519	874

Total liabilities and stockholders’ equity	$44,395	$45,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(in millions, except per share data)	2009	2008

Operating Revenue:
Passenger:
Mainline	$4,367	$3,061
Regional carriers	1,234	1,039

Total passenger revenue	5,601	4,100
Cargo	185	134
Other, net	898	532

Total operating revenue	6,684	4,766

Operating Expense:
Aircraft fuel and related taxes	1,893	1,422
Salaries and related costs	1,867	1,091
Contract carrier arrangements	908	928
Contracted services	458	254
Aircraft maintenance materials and outside repairs	424	268
Depreciation and amortization	384	297
Passenger commissions and other selling expenses	356	225
Landing fees and other rents	316	167
Passenger service	135	84
Aircraft rent	121	64
Impairment of goodwill	—	6,100
Restructuring and merger-related items	99	16
Other	206	111

Total operating expense	7,167	11,027

Operating Loss	(483)	(6,261)

Other (Expense) Income:
Interest expense	(308)	(147)
Interest income	10	27
Miscellaneous, net	(13)	(9)

Total other expense, net	(311)	(129)

Loss Before Income Taxes	(794)	(6,390)

Income Taxes	—	—

Net Loss	$(794)	$(6,390)

Basic and Diluted Loss per Share	$(0.96)	$(16.15)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(in millions)	2009	2008

Net cash provided by operating activities	$643	$283

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(386)	(527)
Ground property and equipment, including technology	(49)	(59)
Decrease in restricted cash and cash equivalents	18	4
Decrease in short-term investments	72	—
Proceeds from sales of flight equipment	74	25
Other, net	(1)	7

Net cash used in investing activities	(272)	(550)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(538)	(615)
Proceeds from long-term obligations	356	733
Other, net	(3)	(7)

Net cash (used in) provided by financing activities	(185)	111

Net Increase (Decrease) in Cash and Cash Equivalents	186	(156)
Cash and cash equivalents at beginning of period	4,255	2,648

Cash and cash equivalents at end of period	$4,441	$2,492

Non-cash transactions:
Flight equipment	$201	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
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
     On October 29, 2008 (the “Closing Date”), a wholly-owned subsidiary of Delta merged (the “Merger”) with and into Northwest Airlines Corporation. On the Closing Date (1) Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc. (collectively, “Northwest”), became wholly-owned subsidiaries of Delta and (2) each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization (as defined in Note 9) was converted into the right to receive 1.25 shares of Delta common stock.
     Our Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. As a result of the Merger, the accounts of Northwest are included for the period from January 1 to March 31, 2009.
     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including adjustments required by purchase accounting, normal recurring items and restructuring and related items, considered necessary for a fair statement of results for the interim periods presented.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2009 are not necessarily indicative of operating results for the entire year.
     We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.
NOTE 2. FAIR VALUE MEASUREMENTS
     SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$4,180	$4,180	$—	$—
Short-term investments	67	—	—	67
Restricted cash equivalents	382	382	—	—
Long-term investments	194	—	—	194
Hedge derivatives liability, net	(426)	—	(43)	(383)
     Valuation techniques for assets and liabilities within the Level 3 fair value hierarchy are based on the income approach using (1) a discounted cash flow model for investments in The Reserve Primary Fund and auction rate securities and (2) an option-pricing model for fuel hedge option contracts. In addition, our interest rate cash flow hedges are valued using a market approach and an income approach using a discounted cash flow model.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Short-term	Long-term	Hedge Derivatives
(in millions)	Investments	Investments	Liability, Net

Balance at December 31, 2008	$212	$121	$(1,091)
Reclassification	(73)	73	—
Change in fair value included in earnings	—	—	(574)
Change in fair value included in other comprehensive income	—	—	421
Purchases and settlements, net	(72)	—	861

Balance at March 31, 2009	$67	$194	$(383)

     Gains (losses) included in earnings above for the three months ended March 31, 2009 are recorded on our Consolidated Statement of Operations as follows:

	Fuel Expense and	Other (Expense)
(in millions)	Related Taxes	Income
Total gains (losses) included in earnings	$(574)	$2

Change in unrealized losses relating to assets still held at March 31, 2009	$(2)	$—

NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods. We adopted SFAS 161 on January 1, 2009.
Derivative Financial Instruments
     Our results of operations are materially impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including fuel, interest rate and foreign currency hedges. In accordance with SFAS 133, we are required to recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets and to recognize certain changes in the fair value of derivative instruments on our Consolidated Statements of Operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at March 31, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
Cash flow hedges
     For derivative instruments that are designated and qualify as cash flow hedges under SFAS 133, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our cash flow hedges on our Condensed Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion

Designated under SFAS 133:

Fuel hedges consisting of	Volatility in jet	Effective portion of hedge	Excess, if any, over
crude oil, heating oil, and	fuel prices	is recorded in accumulated	effective portion of hedge
jet fuel swaps, collars and		other comprehensive income	is recorded in other
call options(2)			(expense) income

Interest rate swaps and call	Changes in	Entire hedge is recorded in	Expect hedge to fully offset
options	interest rates	accumulated other	hedged risk; no
		comprehensive income	ineffectiveness recorded

Foreign currency	Foreign currency	Entire hedge is recorded in	Expect hedge to fully offset
forwards and collars	exchange rate	accumulated other	hedged risk; no
	fluctuations	comprehensive income	ineffectiveness recorded

Not qualifying or not designated under SFAS 133:

Fuel hedges consisting of	Volatility in jet	Entire amount of change in fair value of hedge is recorded
crude oil, heating oil and jet	fuel prices	in aircraft fuel expense and related taxes
fuel extendable swaps and three-way collars

(1)	In the Merger, we assumed Northwest’s outstanding hedge contracts, which include fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, we designated certain of these contracts as hedges in accordance with SFAS 133. The remaining Northwest derivative contracts that were not designated under SFAS 133 did not qualify for hedge accounting.

(2)	Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.
Fair value hedges
     For derivative instruments that are designated and qualify as a fair value hedge under SFAS 133, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged item in the same account as the offsetting loss or gain on the related derivative instrument, resulting in no impact to our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our fair value hedges on our Condensed Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument	Hedged Risk	Effective Portion	Ineffective Portion

Designated under SFAS 133:
Interest rate swaps	Changes in interest rates	Entire fair value of hedge is recorded in long-term debt and capital leases	Expect hedge to be perfectly effective at offsetting changes in fair value of the related debt; no ineffectiveness recorded

Hedge Position
     The following tables reflect the estimated fair value gain (loss) position of our hedge derivatives at March 31, 2009 and December 31, 2008:

	March 31, 2009
			Prepaid
			Expenses	Other		Hedge	Other	Hedge
	Notional	Maturity	and Other	Noncurrent	Accounts	Derivatives	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Assets	Payable	Liability	Liabilities	Receivable(4)

Designated under SFAS 133

Fuel hedge swaps, collars and call options(1)	2.0 billion gallons — crude oil, heating oil, jet fuel	April 2009 - December 2010	$72	$29	$(125)	$(539)	$—

Interest rate swaps designated as fair value hedges(2)	$1,000	September 2011 - July 2012	71	—	—	—	—

Interest rate swaps and call options designated as cash flow hedges(3)	$1,700	December 2009 - May 2019	—	—	—	(33)	(50)

Foreign currency exchange forwards and collars(3)	82.4 billion Japanese Yen	April 2009 - December 2011	3	10	—	(6)	—

Total designated under SFAS 133			146	39	(125)	(578)	(50)

Not designated under SFAS 133
Fuel hedge swaps and collars(3)	45 million gallons — crude oil	April - June 2009	—	—	(89)	(84)	—

Total not designated under SFAS 133			—	—	(89)	(84)	—

Total derivative instruments			$146	$39	$(214)	$(662)	$(50)	$404

(1)	Includes $58 million in hedges assumed from Northwest in the Merger.

(2)	In accordance with fair value hedge accounting, the carrying value of our long-term debt at March 31, 2009 included $71 million of fair value adjustments.

(3)	Represents derivative contracts assumed from Northwest in the Merger.

(4)	Represents the net margin postings we provided to counterparties that are associated with the open position of our hedge derivative contracts.

	December 31, 2008
			Prepaid
			Expenses	Other		Hedge	Other	Hedge
	Notional	Maturity	and Other	Noncurrent	Accounts	Derivatives	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Assets	Payable	Liability	Liabilities	Receivable(4)

Designated under SFAS 133

Fuel hedge swaps, collars and call options(1)	1.9 billion gallons - crude oil, heating oil, jet fuel	January 2009 - December 2010	$8	$18	$(66)	$(849)	$—

Interest rate swaps designated as fair value hedges(2)	$1,000	September 2011 - July 2012	91	—	—	—	—

Interest rate swaps and call options designated as cash flow hedges(3)	$1,700	December 2009 - May 2019	—	—		(32)	(63)

Foreign currency exchange forwards and collars(3)	45.0 billion Japanese Yen	January - December 2009	—	—		(48)	—

Total designated under SFAS 133			99	18	(66)	(929)	(63)

Not designated under SFAS 133

Fuel hedge swaps and collars(3)	180 million gallons - crude oil, heating oil, jet fuel	January - June 2009	—	—	(119)	(318)	—

Total not designated under SFAS 133			—	—	(119)	(318)	—

Total derivative instruments			$99	$18	$(185)	$(1,247)	$(63)	$1,139

(1)	Includes $163 million in hedges assumed from Northwest in the Merger.

(2)	Includes $17 million in accrued interest receivable related to these interest rate swaps. In accordance with fair value hedge accounting, the carrying value of our long-term debt at December 31, 2008 included $74 million of fair value adjustments.

(3)	Represents derivative contracts assumed from Northwest in the Merger.

(4)	Represents the net margin postings we provided to counterparties that are associated with the open position of our hedge derivative contracts.
     As of March 31, 2009, our open fuel hedge (loss) gain position, excluding contracts we terminated early, for the nine months ending December 31, 2009 and the year ending December 31, 2010 is as follows:

	Percentage of
	Projected	Contract
	Fuel	Fair Value at
	Requirements	March 31,
(in millions, unless otherwise stated)	Hedged	2009

Nine months ending December 31, 2009	56%	$(485)
2010	9	64

Total	29%	$(421)

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the three months ended March 31, 2009 and 2008 related to our fuel hedge contracts designated under SFAS 133 are as follows:

			Effective Portion Reclassified
	Effective Portion Recognized in		from Accumulated Other		Ineffective Portion Recognized
	Other Comprehensive Loss		Comprehensive Loss to Earnings		in Other (Expense) Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2009	2008	2009	2008	2009	2008

Designated under SFAS 133
Fuel hedge swaps, collars and call options (1)	$346	$215	$(663)	$41	$(9)	$(17)
Interest rate swaps and call options designated as cash flow hedges (2)	12	—	—	—	—	—
Foreign currency exchange forwards and collars (3)	55	—	4	—	—	—

Total designated under SFAS 133	$413	$215	$(659)	$41	$(9)	$(17)

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger revenue.
      We recorded a loss of $23 million to aircraft fuel and related taxes on our Consolidated Statement of Operations for the three months ended March 31, 2009 related to Northwest derivative contracts that were not designated as hedges under SFAS 133. The $23 million loss includes a mark-to-market adjustment of $2 million related to derivative contracts settling in the June 2009 quarter. As of March 31, 2009, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $867 million of losses on our hedge contracts scheduled to settle in the next 12 months.
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
     The hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in other accrued liabilities on our Condensed Consolidated Balance Sheets. The margin we provide to counterparties is recorded in hedge margin receivable or restricted cash on our Consolidated Balance Sheets. All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Condensed Consolidated Statements of Cash Flows.
     Due to our estimated fair value loss position on our fuel hedge contracts at March 31, 2009, counterparties required us to post $475 million of fuel hedge margin, which is recorded in hedge margin receivable on our Consolidated Balance Sheet.
     Due to the significant changes in interest rates, our interest rate swap agreements designated as fair value hedges were in a gain position. Accordingly, we required counterparties to post $71 million of margin associated with these agreements at March 31, 2009. The margin has been recorded as an offset to hedge margin receivable on our Consolidated Balance Sheet.
     In accordance with our interest rate swap and call option agreements, which qualify as cash flow hedges, the respective counterparties are not required to fund margin to us and we are not required to fund margin to them.

NOTE 4. DEBT
     Northwest is a party to a $904 million senior corporate credit facility (the “Bank Credit Facility”) and a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”). The Bank Credit Facility was fully drawn at March 31, 2009 and December 31, 2008. Northwest did not have any outstanding borrowings under the $500 Million Revolving Credit Facility at March 31, 2009 or December 31, 2008.
     The final maturity date for borrowings under the Bank Credit Facility and the $500 Million Revolving Credit Facility is the earlier of (1) the date that Northwest Airlines, Inc. is no longer a separate legal entity, including when it is merged with and into Delta Air Lines, Inc.; or (2) December 31, 2010 for the Bank Credit Facility, and October 29, 2009 and October 29, 2011 for the $300 million and $200 million tranches, respectively, under the $500 Million Revolving Credit Facility.
     To integrate the operations of Delta and Northwest Airlines, Inc., we must obtain a single operating certificate for the two airlines from the Federal Aviation Administration. When we receive the single operating certificate, key assets of the two companies must be combined into a single entity. In order for this to occur, we intend to merge Northwest Airlines, Inc. with and into Delta Air Lines, Inc. As of March 31, 2009, we expect this merger to occur within the next 12 months. As a result, we classified borrowings under the Bank Credit Facility as short-term on our Consolidated Balance Sheet at March 31, 2009. In addition, we shortened the amortization period from December 2010 to March 2010 of the fair value adjustment (debt discount) recorded during purchase accounting on this debt, which will result in higher interest expense for the remainder of 2009.
Covenants
     We were in compliance with all covenants in our financing agreements at March 31, 2009.
NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Order Commitments
     Future commitments for aircraft on firm order as of March 31, 2009 are estimated to be approximately $2.4 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

Nine months ending December 31, 2009	$1,020
2010	1,030
2011	20
2012	110
2013	90
After 2013	130

Total	$2,400

     Our aircraft order commitments as of March 31, 2009 consist of firm orders to purchase five B-777-200LR aircraft, three B-737-700 aircraft, 33 B-737-800 aircraft, two A320-200 aircraft, five A319-100 aircraft and four CRJ-900 aircraft.
     We have excluded from the table above our order for 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.
     Our firm orders to purchase 33 B-737-800 aircraft include 31 B-737-800 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. These sales will reduce our future commitments by approximately $1.2 billion, including $470 million for the nine months ending December 31, 2009 and $760 million for 2010.
     Our firm orders to purchase four CRJ-900 aircraft include two CRJ-900 aircraft which we have assigned to a regional air carrier (“Contract Carrier”). We are required to cure any default by the Contract Carrier of its purchase obligation, and have certain indemnification rights against the Contract Carrier for costs incurred in effecting such a cure.
     We have financing commitments from third parties, cancellation rights or, with respect to the 31 B-737-800 aircraft referred to above, definitive agreements to sell all Mainline and CRJ-900 aircraft on firm order as of March 31, 2009. Under these financing commitments, third parties have agreed to finance, on a long-term basis, a substantial portion of the purchase price of the covered aircraft.

Contract Carrier Agreements
     During the March 2009 quarter, we had Contract Carrier agreements with ten Contract Carriers, including our wholly-owned subsidiaries Comair Inc., Compass Airlines, Inc., and Mesaba Aviation, Inc. For additional information about our Contract Carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Contingencies Related to Termination of Contract Carrier Agreements
     We may terminate the Chautauqua Airlines, Inc. (“Chautauqua) and Shuttle America Corporation (“Shuttle America”) agreements without cause at any time after May 2010 and July 2015, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.
     We estimate that the total fair values, determined as of March 31, 2009, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our Contract Carrier agreements with those airlines (the “Put Right”) are approximately $251 million and $473 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.
Legal Contingencies
     We are involved in various legal proceedings relating to employment practices, environmental issues, bankruptcy matters and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.
Cincinnati Airport Settlement
     On April 24, 2007, the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved our settlement agreement (the “Cincinnati Airport Settlement Agreement”) with the Kenton County Airport Board (“KCAB”) and UMB Bank, N.A., the trustee (the “Bond Trustee”) for the Series 1992 Bonds (as defined below), to restructure certain of our lease and other obligations at the Cincinnati-Northern Kentucky International Airport (the “Cincinnati Airport”). The Series 1992 Bonds include: (1) the $419 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series A (Delta Air Lines, Inc. Project), $397 million of which were then outstanding; and (2) the $19 million Kenton County Airport Board Special Facilities Revenue Bonds, 1992 Series B (Delta Air Lines, Inc. Project), $16 million of which were then outstanding.
     The Cincinnati Airport Settlement Agreement, among other things:
•	provides for agreements under which we will continue to use certain facilities at the Cincinnati Airport at substantially reduced costs;

•	settles all disputes among us, the KCAB, the Bond Trustee and the former, present and future holders of the Series 1992 Bonds (the “1992 Bondholders”);

•	gives the Bond Trustee, on behalf of the 1992 Bondholders, a $260 million allowed general, unsecured claim in our bankruptcy proceedings; and

•	provides for our issuance of $66 million principal amount of senior unsecured notes to the Bond Trustee on behalf of the 1992 Bondholders.
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
     In those circumstances where the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of March 31, 2009 or December 31, 2008.
American Express
     In December 2008, we amended our American Express credit card processing agreement (the “Amended Card Service Agreement”). The Amended Card Service Agreement provides that no withholding of our receivables will occur except in certain circumstances, including in which we do not maintain a required level of unrestricted cash. In those circumstances where American Express is permitted to withhold our receivables, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of March 31, 2009 or December 31, 2008.
Other Contingencies
General Indemnifications
     We are the lessee under many commercial real estate leases. It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor’s related parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at, or in connection with, the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by either their sole or gross negligence and their willful misconduct.
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
Employees Under Collective Bargaining Agreements
     At March 31, 2009, we had 83,822 full-time equivalent employees. Approximately 42% of these employees, including all of our pilots, Northwest Airlines’ airport employees and other categories of ground employees and Northwest Airlines’ flight attendants, are represented by labor unions.
War-Risk Insurance Contingency
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through August 31, 2009. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.
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
NOTE 6. EMPLOYEE BENEFIT PLANS
Net Periodic Benefit Cost
     Net periodic cost for the three months ended March 31, 2009 and 2008 includes the following components:

			Other Postretirement		Other Postemployment
	Pension Benefits		Benefits		Benefits
(in millions)	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$5	$2	$8	$7
Interest cost	251	114	20	14	31	32
Expected return on plan assets	(154)	(106)	—	—	(19)	(38)
Recognized net actuarial loss (gain)	8	—	(5)	(1)	4	—
Special termination and settlements	2	—	6	—	—	—

Net periodic cost	$107	$8	$26	$15	$24	$1

     In December 2008, Delta announced voluntary workforce reduction programs, which expanded company-subsidized retiree healthcare benefits to participants who would not have otherwise been eligible to receive this benefit, resulting in a special termination benefit charge of $6 million recorded in restructuring and merger-related items on our Consolidated Statement of Operations for the March 2009 quarter.
NOTE 7. COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss for the March 2009 quarter:

	Unrecognized		Marketable
	Pension	Derivative	Equity	Valuation
(in millions)	Liability	Instruments	Securities	Allowance	Total

Balance at December 31, 2008	$(1,696)	$(863)	$(6)	$(1,515)	$(4,080)

Pension adjustment	4	—	—	—	4
Changes in fair value	—	(246)	—	—	(246)
Reclassification to earnings	—	659	—	—	659
Tax effect	(1)	(155)	—	156	—

Balance at March 31, 2009	$(1,693)	$(605)	$(6)	$(1,359)	$(3,663)

NOTE 8. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008:

(in millions)	2009	2008

Severance and related costs	$50	$16
Merger-related items	49	—

Total restructuring and merger-related items	$99	$16

     Severance and related costs primarily relates to voluntary workforce reduction programs for U.S. non-pilot employees announced in March and December 2008 in which approximately 4,200 and 2,500 employees, respectively, elected to participate. During the March 2009 quarter, we recorded a $50 million charge associated with the December 2008 workforce reduction program, including $6 million of special termination benefits related to retiree healthcare as discussed in Note 6. The portion of the charge related to the voluntary programs includes approximately 1,800 of the 2,500 program participants. Severance liabilities initially valued and recorded in connection with the Merger in the December 2008 quarter previously contemplated the elimination of 700 positions. We expect any additional charges to be incurred in connection with these programs will be immaterial.
     Merger-related items relates to costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training and re-branding of aircraft and stations.
     The following table shows the balances for these restructuring charges as of March 31, 2009, and the activity for the three months then ended. The table also shows the balances for the restructuring charges assumed in the Merger as of March 31, 2009, and the activity for the three months then ended.

	Liability				Liability
	Balance at	Additional	Purchase		Balance at
	December 31,	Costs and	Accounting		March 31,
(in millions)	2008	Expenses	Adjustments	Payments	2009

Severance and related cost(1)	$50	$44	$—	$(16)	$78
Facilities and other(1)	54	—	(4)	—	50

Total	$104	$44	$(4)	$(16)	$128

(1)	The liability balance at December 31, 2008 includes liabilities assumed in the Merger of $47 million in severance and related costs and $32 million in restructuring of facility leases and other charges.
     We decided to discontinue our dedicated freighter flying and ground our entire fleet of B747-200F aircraft by December 31, 2009 due to that fleet’s age and inefficiency. In connection with this decision, we performed an impairment analysis and no impairment currently exists.
NOTE 9. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On April 30, 2007, the Delta Debtors emerged from bankruptcy. Under the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of 386 million shares to holders of allowed general, unsecured claims and 14 million shares to eligible non-contract, non-management employees. As of March 31, 2009, under Delta’s Plan of Reorganization, we have (1) distributed 321 million shares of common stock to holders of $13.5 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 65 million shares of common stock for future issuance to holders of allowed general, unsecured claims.
     In September 2005, Northwest and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of March 31, 2009, eight million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.

     The Delta Debtors and the Northwest Debtors will continue to settle claims and file objections with the bankruptcy courts regarding claims. In light of the substantial number and amount of claims filed, we expect the claims resolution process will take considerable time to complete. We believe there will be no further material impact to the Consolidated Statements of Operations from the settlement of claims because the holders of such claims will receive under Delta’s and Northwest’s Plan of Reorganization, as the case may be, only their pro rata share of the distributions of common stock contemplated by the applicable Plan of Reorganization.
NOTE 10. LOSS PER SHARE
     We calculate basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share. Accordingly, the calculation of basic loss per share for the three months ended March 31, 2009 and 2008 assumes there was outstanding at the beginning of each of these periods all 386 million shares contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims. Similarly, the calculation of basic loss per share for the three months ended March 31, 2009 also assumes there was outstanding at the beginning of that period the following shares in connection with the Merger: (1) 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots and (2) eight million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     The following table shows the reconciliation of actual shares issued and outstanding to those considered outstanding for purposes of the calculation of basic loss per share as of March 31, 2009:

(in millions)	Shares(1)

Common stock issued and outstanding	772
Less:
Unvested restricted stock	(21)
Add:
Shares reserved for future issuance under Delta’s Plan of Reorganization	65
Shares reserved for future issuance relating to Northwest’s Plan of Reorganization, after giving effect to the 1.25 exchange ratio	8
Shares issuable to Delta and Northwest pilots in connection with the Merger	1

Common stock considered outstanding for purposes of loss per share calculation	825

(1)	These shares have not been weighted to reflect the period of time they were considered outstanding.
     The following table shows our computation of basic and diluted loss per share for the three months ended March 31, 2009 and 2008:

(in millions, except per share data)	2009	2008

Basic and diluted:
Net loss	$(794)	$(6,390)
Weighted average shares outstanding(1)	825	396

Basic and diluted loss per share	$(0.96)	$(16.15)

(1)	For the three months ended March 31, 2009 and 2008, we excluded from our loss per share calculation all common stock equivalents because their effect was anti-dilutive. These common stock equivalents totaled 45 million shares and 9 million shares for the three months ended March 31, 2009 and 2008, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Information
     We provide scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. On October 29, 2008 (the “Closing Date”), we completed our merger (the “Merger”) with Northwest, creating the world’s largest airline. The Merger better positions us to manage through economic cycles and volatile oil prices, invest in our fleet, improve services for customers and achieve our strategic objectives.
     Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In accordance with GAAP, our financial results include the results of Northwest for periods after the Closing Date, but not for periods before the Closing Date. Accordingly, our financial results under GAAP for the March 2009 quarter include the results of Northwest for that period. In contrast, our financial results under GAAP for the March 2008 quarter do not include the results of Northwest for that period. This impacts the comparability of our financial results under GAAP for the March 2009 and March 2008 quarters.
     In the accompanying analysis of financial information, we sometimes use information that is derived from our Consolidated Financial Statements but that is not presented in accordance with GAAP. Certain of this information is considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. These non-GAAP financial measures include financial information for the March 2008 quarter which is presented on a combined basis, which means the financial results for Delta and Northwest are combined as if the Merger had occurred on January 1, 2008. See “Supplemental Information” below for the reasons we use combined and other non-GAAP financial measures, as well as for a reconciliation to the corresponding financial measures under GAAP.
Overview
     The worsening global economy is placing significant pressure on the airline industry, including Delta. We reported a consolidated net loss of $794 million for the March 2009 quarter, which reflects $686 million in fuel hedge losses, weak demand for air travel as a result of the global recession, and $99 million in restructuring and merger-related items. For the quarter, our operating margin was a negative 7%.
     Total operating revenue declined 15%1 in the March 2009 quarter on a 6%1 decrease in system capacity, compared with the March 2008 quarter on a combined basis. Passenger and cargo revenue decreased as a result of reduced capacity and weak economic conditions. Passenger mile yield declined 9%1 in the March 2009 quarter, compared with the March 2008 quarter on a combined basis, reflecting significantly reduced demand particularly in international markets, competitive pricing pressures and unfavorable foreign currency exchange rates. We partially offset the passenger and cargo revenue decline with other revenue from new or increased administrative service charges and baggage handling fees.
     Our Mainline operating cost per available seat mile (“CASM”) excluding fuel expense increased 5%1 in the March 2009 quarter, compared to a March 2008 quarter on a combined basis. Approximately half of this increase is due to an increase in pension expense as a result of an erosion in value in pension trust assets driven by market conditions. The other half of the increase primarily relates to timing differences between the implementation of capacity reductions and the achievement of associated cost savings.
     At March 31, 2009, we had $4.4 billion in cash and cash equivalents and $67 million in short-term investments. In addition, we had $500 million in an undrawn revolving credit facility.
Capacity and Economy
     The global recession has resulted in weak demand for air travel, particularly in the Atlantic market. In March 2009, we announced plans to reduce international capacity by an additional 10% compared to the prior year, beginning in September 2009. Accordingly, in the December 2009 quarter, we expect system capacity to be down 6-8%, and international capacity to be down 9-11%, year over year. As a result of these reductions, we plan to remove from the fleet in 2009 30-40 mainline aircraft. In addition, we grounded three dedicated cargo freighter B-747-200F aircraft during the March 2009 quarter and are planning to ground the remaining seven dedicated cargo freighters by December 31, 2009. Furthermore, we anticipate removing over 30 regional jets from our network over the next 18 months, including 11 by the end of this year. We believe we have flexibility in our network and fleet to remove additional capacity if the environment warrants.

[1]	See “Supplemental Information” below for the reasons we use combined and other non-GAAP financial measures, as well as for a reconciliation to the corresponding financial measures under GAAP.

Fuel
     Fuel is one of our most significant costs. During 2008, fuel prices fluctuated dramatically, hovering around $100 per barrel at the beginning of that year and escalating to $145 per barrel by mid-summer. Throughout the summer of 2008, fuel prices remained at record high levels and were forecasted to continue to rise. Based on this outlook, in 2008, we added fuel hedge contracts to protect against further increases in fuel prices. However, fuel prices fell dramatically, creating sizeable losses on our fuel hedge contracts. During the December 2008 quarter, we early terminated many of our fuel hedge contracts covering fuel purchases in 2009 to limit our exposure to additional losses and margin posting requirements. In accordance with GAAP, losses on fuel hedge contracts that relate to fuel purchases in 2009 are recognized in the period when the hedged fuel is purchased and consumed, even if the hedged contract is early terminated in 2008.
     As of March 31, 2009, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet approximately $900 million of losses on our fuel hedge contracts. This includes (1) fuel hedge contracts that were open on March 31, 2009, (2) fuel hedge contracts that we early terminated but which relate to fuel purchases after March 31, 2009 and (3) unamortized premiums on fuel hedge collar and call option contracts. The ultimate loss (or gain) on our open fuel hedge contracts at March 31, 2009 will be based on market prices when the contract is settled. In contrast, the loss on our early terminated fuel hedge contracts, and the expense associated with premiums on our fuel hedge collar and call option contracts, will not change based on future market prices. Assuming crude oil prices of $50 per barrel for purposes of calculating the fair value of our open fuel hedge contracts at March 31, 2009, we expect to recognize the following losses on our Consolidated Statements of Operations for the periods indicated:
•	Approximately $500 million in the June 2009 quarter (which includes $300 million for open contracts, $150 million for early terminated contracts, and $50 million for option premiums);

•	Approximately $275 million in the September 2009 quarter (which includes $75 million for open contracts, $110 million for early terminated contracts, and $90 million for option premiums); and

•	Approximately $80 million in the December 2009 quarter (which includes $30 million for early terminated contracts and $50 million for option premiums).
      Based on contract settlements and current fuel prices, we anticipate fuel hedge margin that we are required to post with counterparties will be less than $100 million after the June 2009 quarter.
      Beginning in November 2008, in response to the decrease in crude oil prices, we entered into fuel hedge contracts which primarily consist of swap and call option contracts at an average crude oil price of $61 per barrel for approximately 33% of our expected consumption for the nine months ending December 31, 2009.
Merger Synergies
     As a result of the Merger, we expect to recognize $500 million in synergy benefits in 2009, primarily in the second half of the year, and over $1 billion in synergy benefits in 2010. In an effort to mitigate the negative impacts of the recession, we are implementing initiatives to increase revenues and reduce costs, including acceleration of Merger integration activities. We regularly evaluate the costs of achieving the Merger synergies against the expected benefits and believe the synergy benefits significantly exceed the integration costs. Our ability to realize the synergies depends, among other things, on our successfully aligning technologies of the two airlines, receiving a single operating certificate and resolving labor representation differences while maintaining productive employee relations. Currently, our goal is to obtain a single operating certificate from the Federal Aviation Administration by the end of 2009.
      Our goal is to resolve all remaining employee representation and seniority integration issues as promptly as possible. Seniority and representation issues have already been resolved for approximately 25% of our workforce. The integration of some portions of the rest of the pre-merger Delta and pre-merger Northwest workforces may be challenging because representation and seniority integration issues must be resolved. Two unions, the Association of Flight Attendants, which represents Northwest’s flight attendants, and the International Association of Machinists and Aerospace Workers, which represents Northwest’s airport employees and other categories of ground employees, have not announced when they will seek to resolve those issues.
     We expect to achieve revenue synergies through more effective utilization of our combined fleet. In April 2009, we began the initial cross fleeting whereby certain Northwest aircraft operated on Delta routes and Delta aircraft served Northwest routes to better match capacity and demand. As part of this effort, we moved larger Northwest aircraft to New York and to Atlanta, and moved some of Delta’s smaller international aircraft to Minneapolis and Detroit.

Results of Operations—March 2009 and 2008 Quarters
Operating Revenue

					Increase
					(Decrease)
				Increase due to	Excluding
	Three Months Ended March 31,		Increase	Northwest	Northwest
(in millions)	2009	2008	(Decrease)	Operations	Operations

Operating Revenue:
Passenger:
Mainline	$4,367	$3,061	$1,306	$1,794	$(488)
Regional carriers	1,234	1,039	195	443	(248)

Total passenger revenue	5,601	4,100	1,501	2,237	(736)

Cargo	185	134	51	92	(41)
Other, net	898	532	366	269	97

Total operating revenue	$6,684	$4,766	$1,918	$2,598	$(680)

     Northwest Operations. As a result of the Merger, our results of operations for the March 2009 quarter include Northwest’s operations for the period from January 1 to March 31, 2009. The addition of Northwest to our operations increased operating revenue $2.6 billion and available seat miles (“ASMs”), or capacity, 59%, for the March 2009 quarter. Northwest’s operations are not included in our results of operations for the March 2008 quarter.

		Increase (Decrease) vs.
	Three Months	Three Months Ended March 31, 2008
	Ended	Passenger
	March 31,	Mile		Load
(in millions)	2009	Yield	PRASM	Factor

Passenger Revenue:
North America	$2,648	(8)%	(7)%	1.1 pts
Atlantic	843	(13)%	(19)%	(5.8) pts
Latin America	321	(3)%	(11)%	(6.2) pts
Pacific	555	(10)%	(4)%	5.6 pts

Total Mainline	4,367	(9)%	(10)%	(0.7) pts
Regional carriers	1,234	(9)%	(13)%	(3.6) pts

Total passenger revenue	$5,601	(10)%	(12)%	(1.1) pts

     Mainline Passenger Revenue. Mainline passenger revenue increased in the March 2009 quarter due to the inclusion of Northwest’s operations, partially offset by weakened demand for air travel from the global recession and related capacity reductions. Passenger mile yield and passenger revenue per available seat mile (“PRASM”) declined 9% and 10%, respectively.
•	North American Passenger Revenue. North American passenger revenue increased 56% due to the inclusion of Northwest’s operations. North American PRASM decreased 7% as a result of an 8% decrease in passenger mile yield. The decrease in passenger mile yield reflects a reduction in business demand due to the global recession and an overall decrease in average fares due to competitive pricing pressures. Excluding Northwest’s operations, we reduced capacity by 9% for the March 2009 quarter compared to the March 2008 quarter. Load factor was flat as a result of our decrease in capacity.

•	International Passenger Revenue. International passenger revenue increased 63% due to the inclusion of Northwest’s operations. International PRASM decreased 13% as a result of a 2.8 point decrease in load factor and 9% decrease in passenger mile yield. The decrease in passenger mile yield reflects significantly reduced demand for international travel and competitive pricing pressures (especially in the Atlantic and Pacific markets, which have seen decreases of 13% and 10%, respectively, in passenger mile yield), primarily reflecting a significant decrease in business demand due to the global recession. Also contributing to the decrease in passenger mile yield in the Atlantic market were unfavorable foreign currency exchange rates. Excluding Northwest’s operations, we increased international capacity by 8% for the March 2009 quarter compared to the March 2008 quarter due to the addition of routes in 2008.

     Regional carriers. Passenger revenue of regional carriers increased due to the inclusion of Northwest’s operations, including its Compass Airlines, Inc. and Mesaba Aviation, Inc. subsidiaries. Excluding Northwest’s operations, regional carriers revenue declined $248 million primarily as a result of an 8% decrease in passenger mile yield and 17% decrease in traffic on a 15% decrease in capacity due to the slowing economy.
     Cargo. Cargo revenue increased due to the inclusion of Northwest’s operations, partially offset by significantly reduced cargo yields and decreased international volume. During the March 2009 quarter, we grounded three B-747-200F aircraft.
     Other, net. Other, net revenue increased primarily due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, other, net revenue increased $97 million primarily due to new or increased administrative service charges and baggage handling fees and higher SkyMiles program revenue, partially offset by reduced volume in Delta Global Services, LLC, our staffing services business to third parties.
Operating Expense

				Increase (Decrease) due to:
	Three Months Ended March 31,		Increase	Northwest
(in millions)	2009	2008	(Decrease)	Operations	Other

Operating Expense:
Aircraft fuel and related taxes	$1,893	$1,422	$471	$586	$(115)
Salaries and related costs	1,867	1,091	776	748	28
Contract carrier arrangements	908	928	(20)	190	(210)
Contracted services	458	254	204	222	(18)
Aircraft maintenance materials and outside repairs	424	268	156	155	1
Depreciation and amortization	384	297	87	127	(40)
Passenger commissions and other selling expenses	356	225	131	175	(44)
Landing fees and other rents	316	167	149	148	1
Passenger service	135	84	51	53	(2)
Aircraft rent	121	64	57	58	(1)
Impairment of goodwill	—	6,100	(6,100)	—	(6,100)
Restructuring and merger-related items(1)	99	16	83	—	83
Other	206	111	95	103	(8)

Total operating expense	$7,167	$11,027	$(3,860)	$2,565	$(6,425)

(1)	Includes $53 million in the March 2009 quarter for merger-related charges related to Northwest.
     Northwest Operations. As a result of the Merger, our results of operations for the March 2009 quarter include Northwest’s operations for the period from January 1 to March 31, 2009. The addition of Northwest to our operations increased operating expense $2.6 billion and capacity 59% for the March 2009 quarter. Northwest’s operations are not included in our results of operations for the March 2008 quarter.
     The operating expenses discussed below do not include the impact of Northwest’s operations for the March 2009 quarter.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $115 million primarily due to decreases of (1) $660 million associated with lower average fuel prices and (2) $91 million from a 6% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $594 million in fuel hedge losses for the March 2009 quarter, compared to $41 million in fuel hedge gains for the March 2008 quarter.
     Salaries and related costs. The $28 million increase in salaries and related costs reflects higher pension expense from a decline in the value of our defined benefit plan assets as a result of market conditions and pay increases for pilot and non-pilot frontline employees. These increases were partially offset by a reduction in inactive and retiree group insurance claims and an 8% average decrease in headcount primarily related to workforce reduction programs in connection with our capacity reductions.
     Contract carrier arrangements. Contract carrier arrangements expense decreased $210 million primarily due to decreases of (1) $135 million associated with lower average fuel prices and (2) $39 million from a 12% decline in fuel consumption due to capacity reductions.
     Depreciation and amortization. In December 2008, we announced a multi-year extension of our co-brand credit card relationship with American Express (the “American Express Agreement”). Accordingly, we extended the useful life of the American Express Agreement intangible asset to the date the contract expires, which drove a $34 million decrease in depreciation and amortization expense.

     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses decreased $44 million in connection with the decrease in passenger revenue.
     Impairment of goodwill. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million.
     Restructuring and merger- related items. Restructuring and merger-related items totaled a $99 million charge in the March 2009 quarter, primarily consisting of the following:
•	Merger-related charges. $49 million in costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations. We expect to incur total one-time cash costs of approximately $500 million over approximately three years to integrate the two airlines.

•	Severance and related costs. $50 million in restructuring and related charges primarily in connection with voluntary workforce reduction programs for U.S. non-pilot employees announced in December 2008.
Other (Expense) Income
     Other expense, net for the March 2009 quarter was $311 million, compared to $129 million for the March 2008 quarter. This change is primarily attributable to (1) a $161 million, or 110%, increase in interest expense primarily due to a higher level of debt outstanding, including Northwest debt for the March 2009 quarter and the borrowing in 2008 of the entire amount of our $1.0 billion revolving credit facility (the “Revolving Facility”), (2) a $17 million decrease in interest income primarily from significantly reduced short-term interest rates and (3) $4 million increase to miscellaneous, net expense due to the following:

Increase (Decrease) vs.
Three Months Ended
(in millions)	March 31, 2008

Miscellaneous, net
Unfavorable foreign currency exchange rates	$26
Mark-to-market adjustments on the ineffective portion of our fuel hedge contracts	(11)
Northwest non-operating expense for the March 2009 quarter	(6)
Impairment of our investment in insured auction rate securities in 2008	(4)
Other	(1)

Total miscellaneous, net	$4

Income Taxes
     We did not record an income tax benefit as a result of our March 2009 and 2008 quarter losses. The deferred tax asset resulting from such net operating losses is fully reserved by a valuation allowance.

Operating Statistics
     The following table sets forth our operating statistics for the three months ended March 31, 2009 and 2008:

	2009						2008
	Consolidated		Delta		Northwest		Delta

Consolidated:
Revenue passenger miles (“RPMs”) (millions)(1)	42,960		26,023		16,937		28,205
ASMs (millions)(1)	55,740		34,405		21,335		36,092
Passenger mile yield(1)	13.04	¢	12.93	¢	13.21	¢	14.54	¢
PRASM(1)	10.05	¢	9.78	¢	10.49	¢	11.36	¢
CASM(1)	12.86	¢	13.22	¢	12.27	¢	30.55	¢
Passenger load factor(1)	77.1%		75.6%		79.4%		78.1%
Fuel gallons consumed (millions)(1)	924		559		365		602
Average price per fuel gallon, net of hedging activity(1)	$2.26		$2.60		$1.74		$2.90
Number of aircraft in fleet, end of period	1,015		563		452		584
Full-time equivalent employees, end of period	83,822		50,886		32,936		55,382
Mainline:
RPMs (millions)	37,201		22,365		14,836		23,795
ASMs (millions)	47,764		29,435		18,329		30,270
CASM	12.14	¢	12.21	¢	12.02	¢	32.29	¢
Number of aircraft in fleet, end of period	750		442		308		451

(1)	Includes the operations under contract carrier agreements with the following regional air carriers:
•	Atlantic Southeast Airlines, Inc., SkyWest Airlines, Inc., Chautauqua Airlines, Inc., Freedom Airlines, Inc., Shuttle America Corporation and Pinnacle Airlines, Inc. (“Pinnacle”) for all periods presented; and

•	ExpressJet Airlines, Inc. for the three months ended March 31, 2008.

Fleet Information
     Our active fleet, orders, options and rolling options at March 31, 2009 are summarized in the following table. Options have scheduled delivery slots. Rolling options replace options and are assigned delivery slots as options expire or are exercised.

	Current Fleet
		Capital	Operating		Average				Rolling
Aircraft Type	Owned	Lease	Lease	Total	Age	Orders		Options(4)	Options(4)

Passenger Aircraft:
B-737-700	7	—	—	7	0.5	3		—	—
B-737-800	71	—	—	71	8.4	33	(1)	60	115
B-747-400	4	—	12	16	15.4	—		—	—
B-757-200	90	33	34	157	16.9	—		—	—
B-757-200ER	—	2	15	17	11.2	—		—	—
B-757-300	16	—	—	16	6.1	—		—	—
B-767-300	4	—	14	18	18.2	—		—	—
B-767-300ER	48	—	9	57	12.9	—		6	—
B-767-400ER	21	—	—	21	8.1	—		12	—
B-777-200ER	8	—	—	8	9.2	—		—	—
B-777-200LR	5	—	—	5	0.4	5		26	10
B-787-8	—	—	—	—	—	—	(2)	18	—
A319-100	55	—	2	57	7.2	5		—	—
A320-200	41	—	28	69	14.1	2		—	—
A330-200	11	—	—	11	4.0	—		—	—
A330-300	21	—	—	21	3.6	—		—	—
MD-88	63	33	21	117	18.7	—		—	—
MD-90	16	—	—	16	13.3	—		—	—
DC-9	66	—	—	66	35.5	—		—	—
CRJ-100	21	13	39	73	11.8	—		—	—
CRJ-200	4	—	27	31	5.3	—		4	—
CRJ-700	15	—	—	15	5.4	—		5	—
CRJ-900	54	—	—	54	1.2	4	(3)	20	—
Saab 340	—	—	49	49	11.3	—		—	—
EMB 175	36	—	—	36	1.0	—		36	—
Freighter Aircraft:
B-747-200F	4	—	3	7	23.5	—		—	—

Total	681	81	253	1,015	13.1	52		187	125

(1)	Includes 31 aircraft, which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.

(2)	Excludes our order of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

(3)	Includes two aircraft orders we assigned to a regional air carrier.

(4)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.
     The above table:
•	Excludes all grounded aircraft, including one B757-200, one DC-9, one CRJ-100, and three B-747-200F aircraft, which were grounded in the March 2009 quarter; and

•	Excludes 154 CRJ-200, 12 CRJ-700, and eight CRJ-900 aircraft, which are operated by our third party contract carriers.
     During the March 2009 quarter, we accepted delivery of six CRJ-900, three B-777-200LR, and two B-737-700 aircraft. All six CRJ-900 aircraft are being flown by a third party contract carrier. In addition, we sold 10 B-757-200 and one DC-9 aircraft during the March 2009 quarter.

     Our third party contract carriers’ fleet that they operated for us at March 31, 2009 is summarized in the following table:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	EMB-145	EMB-170	EMB-175	Total

ASA	112	38	2	—	—	—	152
Skywest	52	13	21	—	—	—	86
Chautauqua	—	—	—	24	—	—	24
Freedom	—	—	—	28	—	—	28
Shuttle America	—	—	—	—	1	16	17
Pinnacle	124		16	—	—	—	140

Total	288	51	39	52	1	16	447

Financial Condition and Liquidity
     We expect to meet our cash needs for the next twelve months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. Our cash and cash equivalents and short-term investments were $4.5 billion at March 31, 2009. In addition, we have an undrawn $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”). With respect to our aircraft order commitments at March 31, 2009, we have financing commitments from third parties, cancellation rights or definitive agreements to sell certain aircraft to third parties immediately following delivery of those aircraft to us by the manufacturer.
           Northwest is a party to a $904 million senior corporate credit facility (the “Bank Credit Facility”). The Bank Credit Facility was fully drawn at March 31, 2009. The final maturity date for borrowings under the Bank Credit Facility and the $500 Million Revolving Credit Facility is the earlier of (1) the date that Northwest Airlines, Inc. is no longer a separate legal entity, including when it is merged with and into Delta Air Lines, Inc.; or (2) December 31, 2010 for the Bank Credit Facility, and October 29, 2009 and October 29, 2011 for the $300 million and $200 million tranches, respectively, under the $500 Million Revolving Credit Facility.
          To integrate the operations of Delta and Northwest Airlines, Inc., we must obtain a single operating certificate for the two airlines from the Federal Aviation Administration. When we receive the single operating certificate, key assets of the two companies must be combined into a single entity. In order for this to occur, we intend to merge Northwest Airlines, Inc. with and into Delta Air Lines, Inc. As of March 31, 2009, we expect this merger to occur within the next 12 months. As a result, we classified borrowings under the Bank Credit Facility as short-term on our Consolidated Balance Sheet at March 31, 2009. In addition, we shortened the amortization period from December 2010 to March 2010 of the fair value adjustment (debt discount) recorded during purchase accounting on this debt, which will result in higher interest expense for the remainder of 2009.
          We intend to refinance the total amounts of both the Bank Credit Facility and the $500 Million Revolving Credit Facility prior to, or at the time of, the final maturity date of those facilities. There can be no assurance, however, that we will be able to refinance these facilities in light of current credit market conditions or for other reasons. In the event that we are not able to refinance these facilities, we believe that we have sufficient liquidity to fund the maturities and meet our cash needs for 2009.
          The continued credit crisis and related turmoil in the global financial system may restrict our ability to access the credit markets. In addition, our ability to obtain additional financing on acceptable terms for future needs could be affected by the fact that substantially all of our assets are subject to liens.
Sources and Uses of Cash
Cash flows from operating activities
     Cash provided by operating activities totaled $643 million for the March 2009 quarter, primarily reflecting (1) the return of margin associated with the loss position of fuel hedge contracts, which settled in the March 2009 quarter and (2) a $310 million increase in advance ticket sales for summer travel, compared to December 31, 2008. Cash provided by operating activities for the March 2009 quarter was partially offset by (1) $219 million in settlements of our fuel hedge contracts for which the loss was recognized in prior periods and (2) $180 million of net loss, adjusted for non-cash items such as depreciation and amortization.
     Cash provided by operating activities totaled $283 million for the March 2008 quarter, primarily reflecting a $752 million increase in advance ticket sales, partially offset by (1) an increase in fuel payments resulting from the impact of record high fuel prices, (2) a $259 million increase in accounts receivable associated with advance ticket sales and the timing of settlements, (3) the payment of $158 million under our broad-based employee profit sharing plan and (4) the payment of $132 million in premiums for fuel hedge derivatives entered into during the quarter.

Cash flows from investing activities
     Cash used in investing activities totaled $272 million for the March 2009 quarter, primarily reflecting investments of $386 million for flight equipment and advanced payments for aircraft order commitments and $49 million for ground property and equipment, partially offset by $74 million of proceeds from our sale of flight equipment and a $72 million decrease in short-term investments.
     Cash used in investing activities totaled $550 million for the March 2008 quarter, primarily reflecting investments of $527 million for flight equipment and advanced payments for aircraft order commitments and $59 million for ground property and equipment.
Cash flows from financing activities
     Cash used in financing activities totaled $185 million for the March 2009 quarter, primarily reflecting the repayment of $538 million in long-term debt and capital lease obligations, partially offset by $356 million in proceeds primarily from long-term aircraft financing.
     Cash provided by financing activities totaled $111 million for the March 2008 quarter, primarily reflecting $733 million in proceeds from aircraft financing, partially offset by the repayment of $400 million in long-term debt and other scheduled principal payments on long-term debt and capital lease obligations.
Application of Critical Accounting Policies
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods. We adopted SFAS 161 on January 1, 2009.
Critical Accounting Estimates
          For information regarding our Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Supplemental Information
          Under GAAP, we do not include in our Consolidated Financial Statements the results of Northwest prior to the completion of the Merger. Accordingly, our financial results under GAAP for the March 2008 quarter do not include the results of Northwest for that period. This impacts the comparability of our financial statements under GAAP for the March 2009 and 2008 quarters. Financial results on a combined basis for the March 2008 quarter include the financial results for both Delta and Northwest as if the Merger had occurred on January 1, 2008. We believe presenting this financial information on a combined basis provides useful information for comparing our year-over-year financial performance.
          The following table shows the combined total operating revenue for the March 2008 quarter:

March 2008
(in millions)	Quarter

Total operating revenue	$4,766
Northwest results for the March 2008 quarter	3,134

Combined total operating revenue	$7,900

          We present Mainline CASM excluding fuel expense and related taxes because management believes the volatility in fuel prices masks the progress toward achieving business plan targets. In addition, we exclude special items because management believes the exclusion of these items is helpful to investors to evaluate the company’s recurring operational performance.

          Mainline CASM and Combined Mainline CASM exclude transactions with third parties as these costs are not associated with the generation of a seat mile. These transactions include expenses related to maintenance services, staffing services and freight operations as well as our vacation wholesale operations.

			Combined
	March 2009		March 2008
	Quarter		Quarter
Mainline CASM	12.14	¢	31.96	¢
Transactions with third parties and other	(0.46)		(0.62)

Mainline CASM excluding items not related to generation of a seat mile	11.68	¢	31.34	¢
Items excluded:
Impairment of goodwill and other assets	—		(19.47)
Restructuring and merger-related items	(0.21)		(0.04)
Mark-to-market adjustments to fuel hedges settling in future periods	(0.01)		—

Mainline CASM excluding special items	11.46	¢	11.83	¢
Fuel expense and related taxes	(3.70)		(4.43)

Mainline CASM excluding fuel expense and related taxes and special items	7.76	¢	7.40	¢

ASMs	47,764		51,539

	March 2009 Quarter vs.
(in millions, except per cent data)	March 2008 Quarter
March 2009 quarter passenger mile yield	13.04	¢

March 2008 quarter total passenger revenue	$4,100
March 2008 quarter Northwest revenue	2,708

March 2008 quarter combined passenger revenue	$6,808

March 2008 quarter combined revenue passenger miles	47,508

March 2008 quarter combined passenger mile yield	14.33	¢

Change year over year in combined passenger mile yield	(9)%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K, other than those discussed below.
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

     As of March 31, 2009, our open fuel hedging position for the nine months ending December 31, 2009 and the year ending December 31, 2010 is as follows:

			Contract Fair
			Value at
			March 31,
	Weighted	Percentage of	2009
	Average	Projected	Based Upon
	Contract	Fuel	$50 per
	Strike Price	Requirements	Barrel of
(in millions, unless otherwise stated)	per Gallon	Hedged	Crude Oil

2009
Heating oil
Call options	$1.90	4%	$11
Collars—cap/floor	3.11/2.86	3	(131)
Swaps	1.60	4	(22)
Crude Oil
Call options	1.85	16	26
Collars—cap/floor	2.82/2.46	6	(199)
Swaps	1.41	4	(4)
Collars not designated under SFAS 133	3.21/2.80/4.00	1	(71)
Jet Fuel
Swaps	1.65	18	(95)

Total		56%	$(485)

2010
Crude oil
Call options	$1.71	9%	$64

Total		9%	$64

     The following table shows the projected impact to aircraft fuel expense and fuel hedge margin based on the impact of our open fuel hedge contracts at March 31, 2009, assuming the following per barrel of crude oil sensitivities for 2009:

	(Increase) Decrease			Fuel Hedge Margin
	to 2009 Fuel			Received by (Posted to)
(in millions)	Expense(1)	Hedge Gain (Loss)(2)	Net impact	Counterparties

$20 / barrel	$1,763	$(1,638)	$125	$(1,155)
$40 / barrel	344	(1,131)	(787)	(624)
$60 / barrel	(1,075)	(599)	(1,674)	(98)
$80 / barrel	(2,494)	36	(2,458)	469
$100 / barrel	(3,913)	783	(3,130)	1,185

(1)	Projection based upon estimated unhedged jet fuel price per gallon of $1.91 and estimated aircraft fuel consumption of 4.0 billion gallons for 2009.

(2)	Projection based upon average futures prices per gallon by contract settlement month.
ITEM 4. Controls and Procedures
     Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2009 to ensure that material information was accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended March 31, 2009, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     On October 29, 2008 we completed our Merger with Northwest. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute Merger integration activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Delta Air Lines, Inc.
We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2009, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and March 31, 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 and in our report dated March 1, 2009, we expressed an unqualified opinion on those consolidated financial statements.
/s/ Ernst & Young LLP
Atlanta, Georgia
April 22, 2009

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     “Item 3. Legal Proceedings” of our Form 10-K includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.
ITEM 1A. Risk Factors
     “Item 1A. Risk Factors” of our Form 10-K includes a discussion of risk factors relevant to our business. There have been no material changes from the risk factors described in our Form 10-K.
ITEM 2. Issuer Purchases of Equity Securities
     We withheld the following shares of Delta common stock to satisfy tax withholding obligations during the March 2009 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number
				(or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

January 1-31, 2009	—	$—	—	(1)
February 1-28, 2009	41,211	5.18	41,211	(1)
March 1-31, 2009	507,878	4.46	507,878	(1)

Total	549,089	$4.55	549,089

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan and in connection with bankruptcy claims. The 2007 Performance Compensation Plan and Delta’s Plan of Reorganization both provide for the withholding of shares to satisfy tax obligations. Neither specify a maximum number of shares that can be withheld for this purpose.
ITEM 6. Exhibits
(a) Exhibits
15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009

31.2	Certification by Delta’s Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
/s/ Hank Halter
Hank Halter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

April 23, 2009