Form 10-Q
period 2009-06-30
DELTA AIR LINES INC /DE/
filed 2009-07-24
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes  ☑     No  ☐
Number of shares outstanding by each class of common stock, as of June 30, 2009:
Common Stock, $0.0001 par value—777,644,595 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

     Unless otherwise indicated, Delta Air Lines, Inc. and our wholly-owned subsidiaries are collectively referred to as “Delta,” “we,” “us,” and “our.” Prior to October 30, 2008, these references do not include Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc.
FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”) and “Part II, Item 1A. Risk Factors” in the Form 10-Q. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
(in millions, except share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,851	$4,255
Short-term investments	91	212
Restricted cash and cash equivalents	361	429
Accounts receivable, net of an allowance for uncollectible accounts of $42 at June 30, 2009 and December 31, 2008, respectively	1,410	1,443
Hedge margin receivable	—	1,139
Expendable parts and supplies inventories, net of an allowance for obsolescence of $47 and $32 at June 30, 2009 and December 31, 2008, respectively	372	388
Deferred income taxes, net	316	401
Prepaid expenses and other	898	637

Total current assets	8,299	8,904

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $2,243 and $1,558 at June 30, 2009 and December 31, 2008, respectively	20,916	20,627

Other Assets:
Goodwill	9,737	9,731
Identifiable intangibles, net of accumulated amortization of $402 and $354 at June 30, 2009 and December 31, 2008, respectively	4,888	4,944
Other noncurrent assets	640	808

Total other assets	15,265	15,483

Total assets	$44,480	$45,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,824	$1,160
Air traffic liability	3,852	3,315
Accounts payable	1,580	1,604
Frequent flyer deferred revenue	1,580	1,624
Accrued salaries and related benefits	1,019	972
Hedge derivatives liability	150	1,247
Taxes payable	673	565
Other accrued liabilities	471	535

Total current liabilities	11,149	11,022

Noncurrent Liabilities:
Long-term debt and capital leases	14,774	15,411
Pension, postretirement and related benefits	11,101	10,895
Frequent flyer deferred revenue	3,367	3,489
Deferred income taxes, net	1,886	1,981
Other noncurrent liabilities	1,223	1,342

Total noncurrent liabilities	32,351	33,118

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 787,148,627 and 702,685,427 shares issued at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	13,765	13,714
Accumulated deficit	(9,659)	(8,608)
Accumulated other comprehensive loss	(2,963)	(4,080)
Treasury stock, at cost, 9,504,032 and 7,548,543 shares at June 30, 2009 and December 31, 2008, respectively	(163)	(152)

Total stockholders’ equity	980	874

Total liabilities and stockholders’ equity	$44,480	$45,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2009	2008	2009	2008

Operating Revenue:
Passenger:
Mainline	$4,564	$3,627	$8,931	$6,688
Regional carriers	1,339	1,143	2,573	2,182

Total passenger revenue	5,903	4,770	11,504	8,870
Cargo	173	160	358	294
Other, net	924	569	1,822	1,101

Total operating revenue	7,000	5,499	13,684	10,265

Operating Expense:
Salaries and related costs	1,891	1,092	3,758	2,183
Aircraft fuel and related taxes	1,812	1,678	3,705	3,100
Contract carrier arrangements	965	967	1,873	1,895
Contracted services	376	257	834	511
Aircraft maintenance materials and outside repairs	392	295	816	563
Depreciation and amortization	383	302	767	599
Passenger commissions and other selling expenses	329	248	685	473
Landing fees and other rents	315	173	631	340
Passenger service	161	105	296	189
Aircraft rent	119	67	240	131
Impairment of goodwill and other intangible assets	—	1,196	—	7,296
Restructuring and merger-related items	58	104	157	120
Other	198	102	404	213

Total operating expense	6,999	6,586	14,166	17,613

Operating Income (Loss)	1	(1,087)	(482)	(7,348)

Other (Expense) Income:
Interest expense	(324)	(141)	(632)	(288)
Interest income	9	25	19	52
Miscellaneous, net	61	40	48	31

Total other expense, net	(254)	(76)	(565)	(205)

Loss Before Income Taxes	(253)	(1,163)	(1,047)	(7,553)

Income Tax (Provision) Benefit	(4)	119	(4)	119

Net Loss	$(257)	$(1,044)	$(1,051)	$(7,434)

Basic and Diluted Loss per Share	$(0.31)	$(2.64)	$(1.27)	$(18.79)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
(in millions)	2009	2008

Net cash provided by operating activities	$1,477	$1,272

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(498)	(793)
Ground property and equipment, including technology	(113)	(113)
Redemption of short-term investments	121	—
Proceeds from sales of flight equipment	76	83
Decrease in restricted cash and cash equivalents	10	6
Other, net	—	8

Net cash used in investing activities	(404)	(809)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(853)	(712)
Proceeds from long-term obligations	390	848
Other, net	(14)	(8)

Net cash (used in) provided by financing activities	(477)	128

Net Increase in Cash and Cash Equivalents	596	591
Cash and cash equivalents at beginning of period	4,255	2,648

Cash and cash equivalents at end of period	$4,851	$3,239

Non-cash transactions:
Flight equipment	$385	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
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
     On October 29, 2008 (the “Closing Date”), a wholly-owned subsidiary of Delta merged (the “Merger”) with and into Northwest Airlines Corporation. On the Closing Date, (1) Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc. (collectively, “Northwest”), became wholly-owned subsidiaries of Delta and (2) each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization (as defined in Note 9) was converted into the right to receive 1.25 shares of Delta common stock.
     Our Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. As a result of the Merger, the accounts of Northwest are included for all periods subsequent to the Closing Date.
     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including adjustments required by purchase accounting, normal recurring items and restructuring and merger-related items, considered necessary for a fair statement of results for the interim periods presented.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2009 are not necessarily indicative of operating results for the entire year.
     We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.
     We have evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.
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
     In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted FSP 107-1 and APB 28-1 effective April 1, 2009.

NOTE 2. FAIR VALUE MEASUREMENTS
     SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$4,583	$4,583	$—	$—
Short-term investments	91	—	—	91
Restricted cash equivalents	338	338	—	—
Long-term investments	128	—	—	128
Hedge derivatives asset, net	196	—	79	117
     We record our cash equivalents and short-term investments at estimated fair value. The estimated fair values of other financial instruments, including derivative instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analyses and an option-pricing model.
     Valuation techniques for assets and liabilities in the Level 3 fair value hierarchy are based on the income approach using (1) a discounted cash flow model for investments and (2) an option-pricing model for fuel hedge option contracts. In addition, interest rate cash flow hedges are valued using a market and income approach using a discounted cash flow model.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Hedge Derivatives
(in millions)	Asset, Net

Balance at December 31, 2008	$(1,091)
Change in fair value included in earnings	(920)
Change in fair value included in other comprehensive income	929
Purchases and settlements, net	1,199

Balance at June 30, 2009	$117

     (Losses) gains included in earnings above for the six months ended June 30, 2009 are recorded on our Consolidated Statement of Operations as follows:

	Fuel Expense and	Other (Expense)
(in millions)	Related Taxes	Income

Total (losses) gains included in earnings	$(940)	$20

Change in unrealized gains relating to assets and liabilities still held at June 30, 2009	$—	$17

Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in millions)	2009	2008

Carrying amount	$16,078	$16,006

Fair value(1)	$14,953	$12,695

(1)	The aggregate fair value of debt was based primarily on reported market values and recently completed market transactions.
NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
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
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at June 30, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
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

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion

Designated under SFAS 133:

Fuel hedges consisting of crude	Volatility in jet	Effective portion of hedge is	Excess, if any, over effective
oil, heating oil, and jet fuel	fuel prices	recorded in accumulated other	portion of hedge is recorded in
swaps, collars and call		comprehensive income	other (expense) income
options(2)

Interest rate swaps and call	Changes in	Entire hedge is recorded in	Expect hedge to fully offset
options	interest rates	accumulated other	hedged risk; no
		comprehensive income	ineffectiveness recorded

Foreign currency	Fluctuations in	Entire hedge is recorded in	Expect hedge to fully offset
forwards and collars	foreign currency	accumulated other	hedged risk; no
	exchange rates	comprehensive income	ineffectiveness recorded

Not qualifying or not designated under SFAS 133:

Fuel hedges consisting of crude	Volatility in jet	Entire amount of change in fair value of hedge is recorded in aircraft
oil, heating oil and jet fuel	fuel prices	fuel expense and related taxes
extendable swaps and three-
way collars

(1)	In the Merger, we assumed Northwest’s outstanding hedge contracts, which include fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, we designated certain of these contracts as hedges in accordance with SFAS 133. The remaining Northwest derivative contracts that were not designated under SFAS 133 did not qualify for hedge accounting. All contracts assumed in the Merger that did not qualify for hedge accounting settled as of June 30, 2009.

(2)	Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.

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

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument	Hedged Risk	Effective Portion	Ineffective Portion

Designated under SFAS 133:
Interest rate swaps	Changes in	Entire fair value of hedge is	Expect hedge to be perfectly
	interest rates	recorded in long-term debt and	effective at offsetting changes in
		capital leases	fair value of the related debt; no
ineffectiveness recorded
     During the June 2009 quarter, we terminated our interest rate swaps designated as fair value hedges, resulting in $65 million in cash proceeds from counterparties. As a result of the termination, we have a deferred $44 million gain, which will be amortized over the remaining life of the debt using an effective-interest method and recorded to interest expense.
Hedge Position
     The following tables reflect the estimated fair value gain (loss) position of our hedge contracts at June 30, 2009 and December 31, 2008:

			June 30, 2009
			Prepaid
			Expenses	Other		Hedge	Other	Hedge
	Notional	Maturity	and Other	Noncurrent	Accounts	Derivatives	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Assets	Payable	Liability	Liabilities	Payable(2)

Designated under SFAS 133

Fuel hedge swaps, collars and call options	1.2 billion gallons - crude oil, heating oil, jet fuel	July 2009 - December 2010	$243	$8	$(89)	$(89)	$—

Interest rate swaps and caps designated as cash flow hedges(1)	$1,700	December 2009 - May 2019	—	1	—	(36)	(14)

Foreign currency exchange caps and collars	79.8 billion Japanese Yen, 61.0 million Canadian Dollars	July 2009 - April 2012	4	5	—	(11)	(5)

Total designated under SFAS 133			247	14	(89)	(136)	(19)
Not designated under SFAS 133
Fuel hedge swaps and collars(1)			—	—	(17)	(14)	—

Total not designated under SFAS 133			—	—	(17)	(14)	—

Total derivative instruments			$247	$14	$(106)	$(150)	$(19)	$(11)

(1)	Represents derivative contracts assumed from Northwest in the Merger.

(2)	Amounts are recorded in accounts payable on our Consolidated Balance Sheet.

	December 31, 2008
			Prepaid	Other		Hedge	Other	Hedge
(in millions,	Notional	Maturity	Expenses and	Noncurrent	Accounts	Derivatives	Noncurrent	Margin
unless otherwise stated)	Balance	Date	Other Assets	Assets	Payable	Liability	Liabilities	Receivable

Designated under SFAS 133

	1.9 billion gallons -
	crude oil,
Fuel hedge swaps, collars and call	heating oil, jet	January 2009 -
options(1)	fuel	December 2010	$8	$18	$(66)	$(849)	$—

Interest rate swaps designated as		September 2011 -
fair value hedges(2)	$1,000	July 2012	91	—	—	—	—

Interest rate swaps and call options		December 2009 -
designated as cash flow hedges(3)	$1,700	May 2019	—	—	—	(32)	(63)

Foreign currency exchange forwards and collars(3)	45.0 billion	January -
	Japanese Yen	December 2009	—	—	—	(48)	—

Total designated under SFAS 133			99	18	(66)	(929)	(63)
Not designated under SFAS 133

	180 million
	gallons - crude
	oil, heating oil, jet	January -
Fuel hedge swaps and collars(3)	fuel	June 2009	—	—	(119)	(318)	—

Total not designated under SFAS 133			—	—	(119)	(318)	—

Total derivative instruments			$99	$18	$(185)	$(1,247)	$(63)	$1,139

(1)	Includes $163 million in hedges assumed from Northwest in the Merger.

(2)	Includes $17 million in accrued interest receivable related to these interest rate swaps. In accordance with fair value hedge accounting, the carrying value of our long-term debt at December 31, 2008 included $74 million of fair value adjustments.

(3)	Represents derivative contracts assumed from Northwest in the Merger.
     As of June 30, 2009, our open fuel hedge gain position, excluding contracts we terminated early, for the six months ending December 31, 2009 and the year ending December 31, 2010 is as follows:

	Percentage of
	Projected	Contract
	Fuel	Fair Value at
	Requirements	June 30,
(in millions, unless otherwise stated)	Hedged	2009

Six months ending December 31, 2009	45%	$140
2010	9	110

Total	21%	$250

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the three months ended June 30, 2009 and 2008 related to our hedge contracts designated under SFAS 133 are as follows:

			Effective Portion Reclassified
	Effective Portion Recognized		from Accumulated Other		Ineffective Portion Recognized
	in Other Comprehensive Loss		Comprehensive Loss to Earnings		in Other (Expense) Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2009	2008	2009	2008	2009	2008

Designated under SFAS 133
Fuel hedge swaps, collars and call options(1)	$668	$804	$(398)	$313	$46	$31
Interest rate swaps and call options designated as cash flow hedges(2)	35	—	(1)	—	—	—
Foreign currency exchange forwards and collars(3)	(19)	—	(2)	—	—	—

Total designated under SFAS 133	$684	$804	$(401)	$313	$46	$31

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the six months ended June 30, 2009 and 2008 related to our hedge contracts designated under SFAS 133 are as follows:

			Effective Portion Reclassified from
	Effective Portion Recognized in		Accumulated Other		Ineffective Portion Recognized in
	Other Comprehensive Loss		Comprehensive Loss to Earnings		Other (Expense) Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008	2009	2008

Designated under SFAS 133
Fuel hedge swaps, collars and call options(1)	$1,014	$1,019	$(1,061)	$354	$37	$14
Interest rate swaps and call options designated as cash flow hedges(2)	47	—	(1)	—	—	—
Foreign currency exchange forwards and collars(3)	36	—	2	—	—	—

Total designated under SFAS 133	$1,097	$1,019	$(1,060)	$354	$37	$14

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.
     We recorded a gain of $8 million and a loss of $15 million to aircraft fuel and related taxes on our Consolidated Statements of Operations for the three and six months ended June 30, 2009 related to Northwest derivative contracts that were not designated as hedges under SFAS 133. As of June 30, 2009, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $216 million of net losses on our hedge contracts scheduled to settle in the next 12 months.

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
     The hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in accounts payable on our Consolidated Balance Sheets. The margin we provide to counterparties is recorded in hedge margin receivable or restricted cash on our Consolidated Balance Sheets. All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Condensed Consolidated Statements of Cash Flows.
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
NOTE 4. DEBT
Northwest Credit Facilities
     Northwest is a party to a $904 million senior corporate credit facility (the “Bank Credit Facility”) and a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”). The Bank Credit Facility was fully drawn at June 30, 2009 and December 31, 2008. Northwest did not have any outstanding borrowings under the $500 Million Revolving Credit Facility at June 30, 2009 or December 31, 2008.
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
     To integrate the operations of Delta and Northwest Airlines, Inc., we must obtain a single operating certificate for the two airlines from the Federal Aviation Administration. When Northwest Airlines, Inc. is no longer a certificated carrier, key assets of the two companies would be combined into a single entity by merging Northwest Airlines, Inc. with and into Delta Air Lines, Inc. Because this merger could occur within the next 12 months, we classified borrowings under the Bank Credit Facility as short-term on our Consolidated Balance Sheet at June 30, 2009. In March 2009, we shortened the amortization period from December 2010 to March 2010 of the fair value adjustment (debt discount) recorded during purchase accounting on this debt.
Covenants
     We were in compliance with all covenants in our financing agreements at June 30, 2009.

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Order Commitments
     Future commitments for aircraft on firm order as of June 30, 2009 are estimated to be approximately $1.8 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Amount

Six months ending December 31, 2009	$460
2010	1,010
2011	10
2012	100
2013	70
After 2013	110

Total	$1,760

     Our aircraft order commitments as of June 30, 2009 consist of firm orders to purchase two B-777-200LR aircraft, three B-737-700 aircraft, 29 B-737-800 aircraft, two A320-200 aircraft, five A319-100 aircraft and two MD-90 aircraft.
     We have excluded from the table above our order for 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.
     Our firm orders to purchase 29 B-737-800 aircraft include 27 B-737-800 aircraft for which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. These sales will reduce our future commitments by approximately $1.1 billion, including $290 million for the six months ending December 31, 2009 and $760 million for 2010.
     We have financing commitments from third parties, cancellation rights or, with respect to the 27 B-737-800 aircraft referred to above, definitive agreements to sell, all aircraft on firm order as of June 30, 2009. Under these financing commitments, third parties have agreed to finance, on a long-term basis, a substantial portion of the purchase price of the covered aircraft.
Contract Carrier Agreements
     During the six months ended June 30, 2009, we had Contract Carrier agreements with ten Contract Carriers, including our wholly-owned subsidiaries Comair, Inc., Compass Airlines, Inc., and Mesaba Aviation, Inc. For additional information about our Contract Carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Contingencies Related to Termination of Contract Carrier Agreements
     We may terminate the Chautauqua Airlines, Inc. (“Chautauqua) and Shuttle America Corporation (“Shuttle America”) agreements without cause at any time after May 2010 and January 2016, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.
     We estimate that the total fair values, determined as of June 30, 2009, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our Contract Carrier agreements with those airlines (the “Put Right”) are approximately $251 million and $473 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

Legal Contingencies
     We are involved in various legal proceedings relating to employment practices, environmental issues, bankruptcy matters, antitrust matters and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.
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
     On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small group of bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders appealed to the U.S. Court of Appeals for the Second Circuit, which in February 2009 upheld the District Court’s decision and subsequently denied the Objecting Bondholders’ petition for a rehearing en banc. The Objecting Bondholders have filed a petition for a writ of certiorari with the U.S. Supreme Court.
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
     In those circumstances where the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of June 30, 2009 or December 31, 2008.
American Express
     In December 2008, we amended our American Express credit card processing agreement (the “Amended Card Service Agreement”). The Amended Card Service Agreement provides that no withholding of our receivables will occur except in certain circumstances, including in which we do not maintain a required level of unrestricted cash. In those circumstances where American Express is permitted to withhold our receivables, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of June 30, 2009 or December 31, 2008.

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
Employees Under Collective Bargaining Agreements
     At June 30, 2009, we had 82,968 full-time equivalent employees. Approximately 40% of these employees, including all of our pilots, Northwest Airlines’ airport employees and other categories of ground employees and Northwest Airlines’ flight attendants, are represented by labor unions.
War-Risk Insurance Contingency
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through August 31, 2009 and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.
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

NOTE 6. EMPLOYEE BENEFIT PLANS
Net Periodic Benefit Cost
     Net periodic cost for the three months ended June 30, 2009 and 2008 includes the following components:

			Other Postretirement		Other Postemployment
	Pension Benefits		Benefits		Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in millions)	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$5	$2	$8	$7
Interest cost	251	114	20	14	31	32
Expected return on plan assets	(154)	(106)	—	—	(19)	(38)
Recognized net actuarial loss (gain)	8	—	(5)	(1)	4	—
Special termination and settlements	2	—	—	—	—	—

Net periodic cost	$107	$8	$20	$15	$24	$1

     Net periodic cost for the six months ended June 30, 2009 and 2008 includes the following components:

			Other Postretirement		Other Postemployment
	Pension Benefits		Benefits		Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(in millions)	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$10	$4	$16	$14
Interest cost	502	228	40	29	62	63
Expected return on plan assets	(308)	(211)	—	—	(38)	(75)
Recognized net actuarial loss (gain)	16	—	(10)	(3)	8	—
Special termination and settlements	4	—	6	—	—	—

Net periodic cost	$214	$17	$46	$30	$48	$2

NOTE 7. COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss for the six months ended June 30, 2009:

	Unrecognized	Derivative	Marketable	Valuation
(in millions)	Pension Liability	Instruments	Equity Securities	Allowance	Total

Balance at December 31, 2008	$(1,696)	$(863)	$(6)	$(1,515)	$(4,080)
Pension adjustment	11	—	—	—	11
Changes in fair value	—	37	9	—	46
Reclassification to earnings	—	1,060	—	—	1,060
Tax effect	(4)	(403)	(3)	410	—

Balance at June 30, 2009	$(1,689)	$(169)	$—	$(1,105)	$(2,963)

NOTE 8. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Severance and related costs	$—	$96	$50	$112
Facilities and other	—	6	—	6
Merger-related items	58	2	107	2

Total restructuring and merger-related items	$58	$104	$157	$120

     Severance and related costs primarily relates to voluntary workforce reduction programs for U.S. non-pilot employees announced in March and December 2008 in which approximately 4,200 and 2,500 employees, respectively, elected to participate. During the six months ended June 30, 2009, we recorded a $50 million charge associated with the December 2008 workforce reduction program, including $6 million of special termination benefits related to retiree healthcare. We expect any additional charges to be incurred in connection with these programs will be immaterial. During the three and six months ended June 30, 2008, we recorded $96 million and $112 million, respectively, associated with the March 2008 workforce reduction programs.
     Merger-related items relate to costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations.
     The following table shows the balances for these restructuring charges as of June 30, 2009, and the activity for the six months then ended. The table also shows the balances for the restructuring charges assumed in the Merger as of June 30, 2009, and the activity for the six months then ended.

	Liability				Liability
	Balance at	Additional	Purchase		Balance at
	December 31,	Costs and	Accounting		June 30,
(in millions)	2008	Expenses	Adjustments	Payments	2009

Severance and related cost(1)	$50	$44	$—	$(49)	$45
Facilities and other(1)	54	—	(2)	(1)	51

Total	$104	$44	$(2)	$(50)	$96

(1)	The liability balance at December 31, 2008 includes liabilities assumed in the Merger of $47 million in severance and related costs and $32 million in restructuring of facility leases and other charges.
     We acquired a B-747-200F dedicated cargo freighter fleet in our Merger with Northwest and recorded the fair value of the fleet at the Closing Date. We decided to ground the entire fleet by December 31, 2009 due to its age and inefficiency. As a result, we reviewed the fleet and related spare engines for impairment during the six months ended June 30, 2009 and concluded that no impairment existed.
NOTE 9. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On April 30, 2007, the Delta Debtors emerged from bankruptcy. Under the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of 386 million shares to holders of allowed general, unsecured claims and 14 million shares to eligible non-contract, non-management employees. As of June 30, 2009, under Delta’s Plan of Reorganization, we have (1) distributed 327 million shares of common stock to holders of $13.7 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 59 million shares of common stock for future issuance to holders of allowed general, unsecured claims.

     In September 2005, Northwest and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of June 30, 2009, seven million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
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
NOTE 10. LOSS PER SHARE
     We calculate basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share. Accordingly, the calculation of basic loss per share for the three and six months ended June 30, 2009 and 2008, respectively, assumes there was outstanding at the beginning of each of these periods all 386 million shares contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims. Similarly, the calculation of basic loss per share for the three and six months ended June 30, 2009 also assumes there was outstanding at the beginning of each of these periods the following shares in connection with the Merger: (1) 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots and (2) nine million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     The following table shows the reconciliation of actual shares issued and outstanding to those considered outstanding for purposes of the calculation of basic loss per share as of June 30, 2009:

(in millions)	Shares(1)

Common stock issued and outstanding	778
Less:
Unvested restricted stock	(17)
Add:
Shares reserved for future issuance under Delta’s Plan of Reorganization	59
Shares reserved for future issuance relating to Northwest’s Plan of Reorganization, after giving effect to the 1.25 exchange ratio	7
Shares issuable to Delta and Northwest pilots in connection with the Merger	1

Common stock considered outstanding for purposes of loss per share calculation	828

(1)	These shares have not been weighted to reflect the period of time they were considered outstanding.
     The following table shows our computation of basic and diluted loss per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2009	2008	2009	2008

Basic and diluted:
Net loss	$(257)	$(1,044)	$(1,051)	$(7,434)
Weighted average shares outstanding(1)	827	396	826	396

Basic and diluted loss per share	$(0.31)	$(2.64)	$(1.27)	$(18.79)

(1)	For the three and six months ended June 30, 2009 and 2008, we excluded from our loss per share calculation all common stock equivalents because their effect was anti-dilutive. These common stock equivalents totaled 40 million shares and 10 million shares for the three months and six months ended June 30, 2009 and 2008, respectively.

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
     Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In accordance with GAAP, our financial results include the results of Northwest for periods after the Closing Date, but not for periods before the Closing Date. Accordingly, our financial results under GAAP for the three and six months ended June 30, 2009 include the results of Northwest. In contrast, our financial results under GAAP for the three and six months ended June 30, 2008, do not include the results of Northwest. This impacts the comparability of our financial results under GAAP for the three and six months ended June 30, 2009 and 2008.
     In the accompanying “June Quarter Financial Highlights — 2009 Compared to 2008 Combined” analysis of financial information, we sometimes use information that is derived from our Consolidated Financial Statements, but that is not presented in accordance with GAAP. Certain of this information is considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. These non-GAAP financial measures include financial information for the three and six months ended June 30, 2008 presented on a combined basis, which means the financial results for Delta and Northwest are combined as if the Merger had occurred on January 1, 2008. See “Supplemental Information” below for the reasons we use combined and other non-GAAP financial measures, as well as for a reconciliation to the corresponding financial measures under GAAP.
June Quarter Financial Highlights — 2009 Compared to 2008 Combined
     For the June 2009 quarter, we reported a net loss of $257 million. These results reflect significant weakness in the airline revenue environment due to the global recession and the impact of the H1N1 virus. Our loss for the quarter also includes $390 million in fuel hedge losses and $58 million in merger-related items.
     Total operating revenue declined $2.1 billion, or 23%, in the June 2009 quarter on a 7% decrease in system capacity, compared with the June 2008 quarter on a combined basis. Passenger revenue accounted for $2.0 billion of the decrease. Passenger revenue per available seat mile (“PRASM”) declined 20%, as a result of a 19% decrease in passenger mile yield. The decrease in passenger mile yield reflects significantly reduced demand, particularly in international markets, a reduction in business demand, and competitive pricing pressures.
     Volatile fuel prices continue to represent a significant risk to our business and the airline industry as a whole. While our fuel cost per gallon during the June 2009 quarter declined 39% year-over-year contributing to $1.6 billion in lower fuel expense, crude oil prices have risen 57% from December 31, 2008 to June 30, 2009. Fuel expense includes $390 million in losses from our fuel hedging program, specifically from hedges purchased in 2008 during the period fuel prices reached record highs. We expect fuel hedge losses to be significantly less in the second half of 2009; although, we will recognize losses of $256 million for the September 2009 quarter and $87 million for the December 2009 quarter associated with contracts we terminated early and unamortized premiums on fuel hedge call option contracts.
     We continue to focus on disciplined spending, productivity initiatives and accelerating merger synergies. Our consolidated operating cost per available seat mile (“CASM”) excluding special items (as defined in “Supplemental Information” below) and fuel expense increased 2% in the June 2009 quarter, compared to the June 2008 quarter on a combined basis, on 7% lower capacity. The increase is primarily due to an increase in pension expense from a decrease in value in pension trust assets as a result of declines in the financial markets.
     At June 30, 2009, we had $4.9 billion in cash, cash equivalents and short-term investments. In addition, we had $500 million in an undrawn revolving credit facility. For the six month period ending June 30, 2009, we reported $1.5 billion in operating cash flow.
Response to Global Economic Recession
     In an effort to lessen the impact of the global recession, we continue to implement initiatives to reduce costs, increase revenues and preserve liquidity. As previously announced, we will reduce international capacity by 15%, compared to the prior year on a combined basis, beginning in September 2009 to align our capacity with declining demand in the marketplace. At the same time, we remain committed to diversifying our international network and have added more than 20 new international markets this year.

     To reduce fleet costs, we plan to remove 30-40 Mainline passenger aircraft from the fleet during 2009. In addition, we will retire our entire fleet of B-747-200F freighter aircraft by the end of 2009 due to that fleet’s age and inefficiency. Furthermore, we anticipate removing over 30 regional jets from our network over the next 18 months. We believe we have flexibility in our network and fleet to remove additional capacity if the environment warrants.
     At June 30, 2009, our combined workforce was 10% lower year-over-year, reflecting reductions from normal attrition, as well as voluntary workforce reduction programs offered to align our workforce with reduced capacity.
Merger Synergies
     As a result of the Merger, we targeted at least $500 million in synergy benefits in 2009 and $2 billion in total annual synergy benefits by 2012. Our ability to fully realize the targeted synergies is dependent on achievement of three main goals: (1) receipt of a single operating certificate from the Federal Aviation Administration, which we expect to achieve by the end of 2009, (2) a successful integration of technologies of the two airlines, which we expect to occur in the first half of 2010 and (3) resolution of labor representation issues. Two unions, the Association of Flight Attendants, which represents Northwest’s flight attendants, and the International Association of Machinists and Aerospace Workers, which represents Northwest’s airport employees and other categories of ground employees, have not announced when they will seek to resolve those issues.
Outlook
     The ongoing global recession, the impact of the H1N1 virus and volatile fuel prices are placing significant pressure on the airline industry, including Delta. We are not planning for any meaningful recovery in the revenue environment in 2009. We expect our revenue decline in 2009 to exceed the benefits we expect to receive in that year from lower year-over-year fuel prices, capacity reductions and merger synergies. As a result, we now expect to record a net loss for the full year 2009.
Results of Operations—June 2009 and 2008 Quarters
Operating Revenue

					Increase
					(Decrease)
				Increase due to	Excluding
	Three Months Ended June 30,			Northwest	Northwest
(in millions)	2009	2008	Increase	Operations	Operations

Operating Revenue:
Passenger:
Mainline	$4,564	$3,627	$937	$1,802	$(865)
Regional carriers	1,339	1,143	196	462	(266)

Total passenger revenue	5,903	4,770	1,133	2,264	(1,131)

Cargo	173	160	13	84	(71)
Other, net	924	569	355	274	81

Total operating revenue	$7,000	$5,499	$1,501	$2,622	$(1,121)

     Northwest Operations. As a result of the Merger, our results of operations for the June 2009 quarter include Northwest’s operations. The addition of Northwest to our operations increased operating revenue $2.6 billion and available seat miles (“ASMs”), or capacity, 59% for the June 2009 quarter. Northwest’s operations are not included in our results of operations for the June 2008 quarter.

		Increase (Decrease) vs.
	Three Months	Three Months Ended June 30, 2008
	Ended	Passenger
	June 30,	Mile		Load
(in millions)	2009	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$2,723	(13)%	(13)%	0.7 pts
Atlantic	1,131	(27)%	(26)%	0.8 pts
Latin America	287	(17)%	(19)%	(2.7)pts
Pacific	423	(16)%	(15)%	0.8 pts

Total Mainline	4,564	(18)%	(18)%	0.1 pts
Regional carriers	1,339	(17)%	(19)%	(1.9)pts

Total passenger revenue	$5,903	(19)%	(19)%	(0.2)pts

     Mainline Passenger Revenue. Mainline passenger revenue increased in the June 2009 quarter due to the inclusion of Northwest’s operations, partially offset by weakened demand for air travel from the global recession, the effects of the H1N1 virus and related capacity reductions. Passenger mile yield and PRASM both declined 18%.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 53% due to the inclusion of Northwest’s operations. Domestic PRASM decreased 13% as a result of a 13% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) a reduction in business demand due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to the year-over-year decline in fuel prices. Excluding Northwest’s operations, we reduced capacity by 8% for the June 2009 quarter compared to the June 2008 quarter, while load factor increased 1.0 point.

•	International Passenger Revenue. International passenger revenue increased 45% due to the inclusion of Northwest’s operations. International PRASM decreased 25% as a result of a 25% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) significantly reduced demand for international travel, (2) competitive pricing pressures (especially in the Atlantic market, which has seen a decrease of 27% in passenger mile yield), primarily reflecting a significant decrease in business demand due to the global recession and (3) the impact of the H1N1 virus, most notably in the Pacific and Latin American markets. Also contributing to the decrease in passenger mile yield in the Atlantic market were unfavorable foreign currency exchange rates and lower fuel surcharges due to the year-over-year decline in fuel prices. Excluding Northwest’s operations, we reduced international capacity by 4% for the June 2009 quarter compared to the June 2008 quarter.
     Regional carriers. Passenger revenue of regional carriers increased due to the inclusion of Northwest’s operations, including its Compass Airlines, Inc. and Mesaba Aviation, Inc. subsidiaries. Excluding Northwest’s operations, regional carriers’ revenue declined $266 million primarily as a result of a 16% decrease in passenger mile yield and 9% decrease in traffic on an 8% decrease in capacity.
     Cargo. Cargo revenue increased due to the inclusion of Northwest’s operations, partially offset by the effects of capacity reductions, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline in fuel prices. During the June 2009 quarter, we grounded one dedicated freighter B-747-200F aircraft as part of our plan to retire that fleet by December 31, 2009.
     Other, net. Other, net revenue increased primarily due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, other, net revenue increased $81 million primarily due to new or increased administrative service charges and baggage handling fees and higher SkyMiles program revenue.

Operating Expense

				Increase (Decrease) due to:
	Three Months Ended June 30,		Increase	Northwest
(in millions)	2009	2008	(Decrease)	Operations	Other

Operating Expense:
Salaries and related costs	$1,891	$1,092	$799	$733	$66
Aircraft fuel and related taxes	1,812	1,678	134	599	(465)
Contract carrier arrangements	965	967	(2)	222	(224)
Contracted services	376	257	119	144	(25)
Aircraft maintenance materials and outside repairs	392	295	97	153	(56)
Depreciation and amortization	383	302	81	126	(45)
Passenger commissions and other selling expenses	329	248	81	124	(43)
Landing fees and other rents	315	173	142	131	11
Passenger service	161	105	56	62	(6)
Aircraft rent	119	67	52	60	(8)
Impairment of goodwill and other intangible assets	—	1,196	(1,196)	—	(1,196)
Restructuring and merger-related items(1)	58	104	(46)	—	(46)
Other	198	102	96	104	(8)

Total operating expense	$6,999	$6,586	$413	$2,458	$(2,045)

(1)	Includes $31 million in the June 2009 quarter for merger-related charges related to Northwest.
     Northwest Operations. As a result of the Merger, our results of operations for the June 2009 quarter include Northwest’s operations. The addition of Northwest to our operations increased operating expense $2.5 billion and capacity 59% for the June 2009 quarter. Northwest’s operations are not included in our results of operations for the June 2008 quarter.
     The operating expenses discussed below do not include the impact of Northwest’s operations for the June 2009 quarter.
     Salaries and related costs. The $66 million increase in salaries and related costs is due to (1) higher pension expense from a decline in the value of our defined benefit plan assets as a result of market conditions, (2) Delta airline tickets awarded to employees as a part of an employee recognition program, and (3) pay increases for pilot and non-pilot frontline employees. This increase was partially offset by an 8% average decrease in headcount primarily related to workforce reduction programs in connection with our capacity reductions.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $465 million primarily due to decreases of (1) $1.0 billion associated with lower average fuel prices and (2) $135 million from a 7% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $379 million in fuel hedge losses for the June 2009 quarter, compared to $313 million in fuel hedge gains for the June 2008 quarter.
     Contract carrier arrangements. Contract carrier arrangements expense decreased $224 million primarily due to decreases of (1) $194 million associated with lower average fuel prices and (2) $30 million from an 8% decline in fuel consumption due to capacity reductions.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased $56 million as a result of capacity reductions.
     Depreciation and amortization. In December 2008, we announced a multi-year extension of our co-brand credit card relationship with American Express (the “American Express Agreement”). Accordingly, we extended the useful life of the American Express Agreement intangible asset to the date the contract expires, which caused a $34 million decrease in depreciation and amortization expense.
     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses decreased $43 million in connection with the decrease in passenger revenue.
     Impairment of goodwill and other intangible assets. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. During the June 2008 quarter, we finalized the impairment test and recorded an additional non-cash charge of $839 million. During the June 2008 quarter, we also recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

     Restructuring and merger-related items. Restructuring and merger-related items decreased $46 million, due to the following:
•	During the June 2009 quarter, we recorded $58 million in merger-related charges associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations. We expect to incur total cash costs of approximately $500 million over approximately three years to integrate the two airlines.

•	In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees. We recorded $96 million in restructuring and related charges for the June 2008 quarter in connection with these programs. In addition, we recorded $8 million in charges related to the closure of certain facilities and merger-related expenses.
Other (Expense) Income
     Other expense, net for the June 2009 quarter was $254 million, compared to $76 million for the June 2008 quarter. This change is primarily attributable to (1) a $183 million increase in interest expense primarily due to a higher level of debt outstanding, including Northwest debt, for the June 2009 quarter and the borrowing in 2008 of the entire amount of our $1.0 billion revolving credit facility (the “Revolving Facility”), (2) a $16 million decrease in interest income primarily from significantly reduced short-term interest rates and (3) $21 million increase in miscellaneous, net expense primarily due to the inclusion of Northwest non-operating expense for the June 2009 quarter.
Income Taxes
     We recorded an income tax expense of $4 million for the June 2009 quarter, primarily related to international and state income taxes. We did not record an income tax benefit as a result of our loss for the June 2009 quarter. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
     We recorded an income tax benefit of $119 million for the June 2008 quarter as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our June 2008 quarter loss. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
Results of Operations—Six Months Ended June 30, 2009 and 2008
Operating Revenue

					Increase
					(Decrease)
				Increase due to	Excluding
	Six Months Ended June 30,		Increase	Northwest	Northwest
(in millions)	2009	2008	(Decrease)	Operations	Operations

Operating Revenue:
Passenger:
Mainline	$8,931	$6,688	$2,243	$3,596	$(1,353)
Regional carriers	2,573	2,182	391	905	(514)

Total passenger revenue	11,504	8,870	2,634	4,501	(1,867)

Cargo	358	294	64	176	(112)
Other, net	1,822	1,101	721	543	178

Total operating revenue	$13,684	$10,265	$3,419	$5,220	$(1,801)

     Northwest Operations. As a result of the Merger, our results of operations for the six months ended June 30, 2009 include Northwest’s operations. The addition of Northwest to our operations increased operating revenue $5.2 billion and capacity 59% for the six months ended June 30, 2009. Northwest’s operations are not included in our results of operations for the six months ended June 30, 2008.

		Increase (Decrease) vs.
	Six Months	Six Months Ended June 30, 2008
	Ended	Passenger
	June 30,	Mile		Load
(in millions)	2009	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$5,371	(11)%	(10)%	1.0 pts
Atlantic	1,974	(21)%	(24)%	(2.3)pts
Latin America	608	(10)%	(15)%	(4.5)pts
Pacific	978	(11)%	(7)%	3.5 pts

Total Mainline	8,931	(14)%	(14)%	(0.4)pts
Regional carriers	2,573	(13)%	(16)%	(2.7)pts

Total passenger revenue	$11,504	(15)%	(15)%	(0.7)pts

     Mainline Passenger Revenue. Mainline passenger revenue increased in the six months ended June 30, 2009 due to the inclusion of Northwest’s operations, partially offset by weakened demand for air travel from the global recession, the effects of the H1N1virus and related capacity reductions. Passenger mile yield and PRASM both declined 14%.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 55% due to the inclusion of Northwest’s operations. Domestic PRASM decreased 10% as a result of an 11% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) a reduction in business demand due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to the year-over-year decline in fuel prices. Excluding Northwest’s operations, we reduced capacity by 9% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, while load factor increased 0.5 points.

•	International Passenger Revenue. International passenger revenue increased 52% due to the inclusion of Northwest’s operations. International PRASM decreased 20% as a result of a 1.8 point decrease in load factor and 18% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) significantly reduced demand for international travel, (2) competitive pricing pressures (especially in the Atlantic market, which has seen a decrease of 21% in passenger mile yield), primarily reflecting a significant decrease in business demand due to the global recession and (3) the impact of the H1N1 virus, most notably in the Pacific and Latin American markets. Also contributing to the decrease in passenger mile yield in the Atlantic market were unfavorable foreign currency exchange rates and lower fuel surcharges due to the year-over-year decline in fuel prices.
     Regional carriers. Passenger revenue of regional carriers increased due to the inclusion of Northwest’s operations, including its Compass Airlines, Inc. and Mesaba Aviation, Inc. subsidiaries. Excluding Northwest’s operations, regional carriers’ revenue declined $514 million primarily as a result of a 12% decrease in passenger mile yield and 13% decrease in traffic on an 11% decrease in capacity due to the slowing economy.
     Cargo. Cargo revenue increased due to the inclusion of Northwest’s operations, partially offset by the effects of capacity reductions, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline in fuel prices. During the six months ended June 30, 2009, we grounded four dedicated freighter B-747-200F aircraft as part of our plan to retire that fleet by December 31, 2009.
     Other, net. Other, net revenue increased primarily due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, other, net revenue increased $178 million primarily due to new or increased administrative service charges and baggage handling fees and higher SkyMiles program revenue.

Operating Expense

				Increase (Decrease) due to:
	Six Months Ended June 30,		Increase	Northwest
(in millions)	2009	2008	(Decrease)	Operations	Other

Operating Expense:
Salaries and related costs	$3,758	$2,183	$1,575	$1,481	$94
Aircraft fuel and related taxes	3,705	3,100	605	1,185	(580)
Contract carrier arrangements	1,873	1,895	(22)	412	(434)
Contracted services	834	511	323	366	(43)
Aircraft maintenance materials and outside repairs	816	563	253	308	(55)
Depreciation and amortization	767	599	168	253	(85)
Passenger commissions and other selling expenses	685	473	212	299	(87)
Landing fees and other rents	631	340	291	279	12
Passenger service	296	189	107	115	(8)
Aircraft rent	240	131	109	118	(9)
Impairment of goodwill and other intangible assets	—	7,296	(7,296)	—	(7,296)
Restructuring and merger-related items(1)	157	120	37	—	37
Other	404	213	191	207	(16)

Total operating expense	$14,166	$17,613	$(3,447)	$5,023	$(8,470)

(1)	Includes $84 million for the six months ended June 30, 2009 for merger-related charges related to Northwest.
     Northwest Operations. As a result of the Merger, our results of operations for the six months ended June 30, 2009 include Northwest’s operations. The addition of Northwest to our operations increased operating expense $5.0 billion and capacity 59% for the six months ended June 30, 2009. Northwest’s operations are not included in our results of operations for the six months ended June 30, 2008.
     The operating expenses discussed below do not include the impact of Northwest’s operations for the six months ended June 30, 2009.
     Salaries and related costs. The $94 million increase in salaries and related costs reflects (1) higher pension expense from a decline in the value of our defined benefit plan assets as a result of market conditions, (2) Delta airline tickets awarded to employees as part of an employee recognition program and (3) pay increases for pilot and non-pilot frontline employees. These increases were partially offset by an 8% average decrease in headcount primarily related to workforce reduction programs in connection with our capacity reductions.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $580 million primarily due to (1) $1.7 billion associated with lower average fuel prices and (2) $224 million from a 6% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $973 million in fuel hedge losses for the six months ended June 30, 2009, compared to $354 million in fuel hedge gains for the six months ended June 30, 2008.
     Contract carrier arrangements. Contract carrier arrangements expense decreased $434 million primarily due to decreases of (1) $328 million associated with lower average fuel prices and (2) $71 million from a 10% decline in fuel consumption due to capacity reductions.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased $55 million as a result of capacity reductions.
     Depreciation and amortization. In December 2008, we announced a multi-year extension of our American Express Agreement. Accordingly, we extended the useful life of the American Express Agreement intangible asset to the date the contract expires, which caused a $68 million decrease in depreciation and amortization expense.
     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses decreased $87 million in connection with the decrease in passenger revenue.

     Impairment of goodwill and other intangible assets. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. During the June 2008 quarter, we finalized the impairment test and recorded an additional non-cash charge of $839 million. During the June 2008 quarter, we also recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.
     Restructuring and merger-related items. Restructuring and merger-related items increased $37 million, due to the following:
•	For the six months ended June 30, 2009, we recorded $107 million in merger-related charges associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations. We expect to incur total cash costs of approximately $500 million over approximately three years to integrate the two airlines.

•	For the six months ended June 30, 2009, we also recorded $50 million in restructuring and related charges primarily in connection with voluntary workforce reduction programs for U.S. non-pilot employees announced in December 2008.

•	In March 2008, we announced two voluntary workforce reduction programs for U.S. non-pilot employees. We recorded $112 million in restructuring and related charges for the six months ended June 30, 2008 in connection with these programs. In addition, we recorded $8 million in charges related to the closure of certain facilities and merger-related expenses.
Other (Expense) Income
     Other expense, net for the six months ended June 30, 2009 was $565 million, compared to $205 million for the six months ended June 30, 2008. This change is primarily attributable to (1) a $344 million increase in interest expense primarily due to a higher level of debt outstanding, including Northwest debt, for the six months ended June 30, 2009 and the borrowing in 2008 of the entire amount of our $1.0 billion Revolving Facility, (2) a $33 million decrease in interest income primarily from significantly reduced short-term interest rates and (3) $17 million increase in miscellaneous, net expense primarily due to the inclusion of Northwest non-operating expense for the six months ended June 30, 2009.
Income Taxes
     We recorded an income tax expense of $4 million for the six months ended June 30, 2009, primarily related to international and state income taxes. We did not record an income tax benefit as a result of our loss for the six months ended June 30, 2009. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
     We recorded an income tax benefit of $119 million for the six months ended June 30, 2008 as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our loss for the six months ended June 30, 2008. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.

Operating Statistics
     The following table sets forth our operating statistics for the three months ended June 30, 2009 and 2008:

	2009						2008
	Consolidated		Delta		Northwest		Delta

Consolidated:
Revenue passenger miles (“RPMs”) (millions)(1)	49,053		30,200		18,853		32,269
ASMs (millions)(1)	59,029		36,259		22,770		38,736
Passenger mile yield(1)	12.04	¢	12.05	¢	12.01	¢	14.78	¢
PRASM(1)	10.00	¢	10.04	¢	9.94	¢	12.31	¢
CASM(1)	11.86	¢	12.44	¢	10.93	¢	17.00	¢
Passenger load factor(1)	83.1%		83.3%		82.8%		83.3%
Fuel gallons consumed (millions) (1)	983		591		392		635
Average price per fuel gallon, net of hedging activity(1)	$2.06		$2.32		$1.66		$3.25
Full-time equivalent employees, end of period	82,968		50,698		32,270		55,397
Mainline:
RPMs (millions)	42,416		25,916		16,500		27,558
ASMs (millions)	50,605		30,879		19,726		32,902
CASM	10.96	¢	11.43	¢	10.24	¢	15.93	¢

(1)	Includes the operations under contract carrier agreements with our regional air carriers and wholly-owned subsidiaries Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”).
     The following table sets forth our operating statistics for the six months ended June 30, 2009 and 2008:

	2009						2008
	Consolidated		Delta		Northwest		Delta

Consolidated:
RPMs (millions)(1)	92,013		56,223		35,790		60,473
ASMs (millions)(1)	114,769		70,664		44,105		74,827
Passenger mile yield(1)	12.50	¢	12.46	¢	12.58	¢	14.67	¢
PRASM(1)	10.02	¢	9.91	¢	10.21	¢	11.85	¢
CASM(1)	12.34	¢	12.82	¢	11.58	¢	23.54	¢
Passenger load factor(1)	80.2%		79.6%		81.1%		80.8%
Fuel gallons consumed (millions) (1)	1,908		1,150		758		1,237
Average price per fuel gallon, net of hedging activity(1)	$2.16		$2.46		$1.70		$3.08
Full-time equivalent employees, end of period	82,968		50,698		32,270		55,397
Mainline:
RPMs (millions)	79,617		48,281		31,336		51,353
ASMs (millions)	98,369		60,314		38,055		63,172
CASM	11.53	¢	11.81	¢	11.10	¢	23.68	¢

(1)	Includes the operations under contract carrier agreements with our regional air carriers and wholly-owned subsidiaries Comair, Compass and Mesaba.

Fleet Information
     Our active fleet, orders, options and rolling options at June 30, 2009 are summarized in the following table.

	Current Fleet
		Capital	Operating		Average				Rolling
Aircraft Type	Owned	Lease	Lease	Total	Age	Orders(2)		Options(3)	Options(3)

Passenger Aircraft:
B-737-700	7	—	—	7	0.8	3		—	—
B-737-800	71	—	—	71	8.7	29	(1)	60	111
B-747-400	4	—	12	16	15.6	—		—	—
B-757-200	89	32	34	155	17.2	—		—	—
B-757-200ER	—	2	15	17	11.4	—		—	—
B-757-300	16	—	—	16	6.3	—		—	—
B-767-300	4	—	12	16	17.9	—		—	—
B-767-300ER	48	—	9	57	13.1	—		6	—
B-767-400ER	21	—	—	21	8.3	—		11	—
B-777-200ER	8	—	—	8	9.4	—		—	—
B-777-200LR	8	—	—	8	0.5	2		24	—
A319-100	55	—	2	57	7.4	5		—	—
A320-200	41	—	28	69	14.3	2		—	—
A330-200	11	—	—	11	4.2	—		—	—
A330-300	21	—	—	21	3.8	—		—	—
MD-88	63	33	21	117	19.0	—		—	—
MD-90	16	—	—	16	13.6	2		—	—
DC9	70	—	—	70	36.1	—		—	—

Total Passenger Aircraft	553	67	133	753	15.4	43		101	111

Freighter Aircraft:
B-747-200F	3	—	3	6	24.0	—		—	—

Total Mainline Aircraft	556	67	136	759	15.5	43		101	111

Regional Aircraft:
CRJ-100	21	13	39	73	12.0	—		—	—
CRJ-200	4	—	27	31	6.6	—		—	—
CRJ-700	15	—	—	15	5.6	—		—	—
CRJ-900	54	—	—	54	1.4	—		10	—
SAAB 340	—	—	49	49	13.6	—		—	—
EMB 175	36	—	—	36	1.2	—		27	—

Total Regional Aircraft	130	13	115	258	7.6	—		37	—

Total Aircraft	686	80	251	1,017	13.4	43		138	111

(1)	Includes 27 aircraft that we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.

(2)	Excludes our order of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

(3)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

     The above table:
•	Excludes all grounded aircraft, including three B-757-200, two B-767-300, one DC-9, one CRJ-100, and four B-747-200F aircraft, which were grounded during the six months ended June 30, 2009; and

•	Excludes 154 CRJ-200, 12 CRJ-700, and 10 CRJ-900 aircraft, which we own or lease but are operated by our third party contract carriers.
     During the six months ended June 30, 2009, we accepted delivery of eight CRJ-900, six B-777-200LR, four B-737-800, two B-737-700, and one MD-90 aircraft. The four B-737-800 aircraft were immediately sold to third parties. All eight CRJ-900 aircraft are being flown by a third party contract carrier. In addition, we sold 10 B-757-200 and one DC-9 aircraft during the six months ended June 30, 2009.
     The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at June 30, 2009:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	EMB-145	EMB-170	EMB-175	Total

Atlantic Southeast Airlines, Inc.	112	38	10	—	—	—	160
SkyWest Airlines, Inc.	52	13	21	—	—	—	86
Chautauqua Airlines, Inc.	—	—	—	24	—	—	24
Freedom Airlines, Inc.	—	—	—	22	—	—	22
Shuttle America Corporation	—	—	—	—	2	16	18
Pinnacle Airlines, Inc.	124	—	16	—	—	—	140

Total	288	51	47	46	2	16	450

Financial Condition and Liquidity
     We expect to meet our cash needs for the next twelve months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. Our cash and cash equivalents and short-term investments were $4.9 billion at June 30, 2009. In addition, we have an undrawn $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”). With respect to our aircraft order commitments at June 30, 2009, we have financing commitments from third parties, cancellation rights or definitive agreements to sell certain aircraft to third parties immediately following delivery of those aircraft to us by the manufacturer.
     Northwest is a party to a $904 million senior corporate credit facility (the “Bank Credit Facility”). The Bank Credit Facility was fully drawn at June 30, 2009. The final maturity date for borrowings under the Bank Credit Facility and the $500 Million Revolving Credit Facility is the earlier of (1) the date that Northwest Airlines, Inc. is no longer a separate legal entity, including when it is merged with and into Delta Air Lines, Inc.; or (2) December 31, 2010 for the Bank Credit Facility, and October 29, 2009 and October 29, 2011 for the $300 million and $200 million tranches, respectively, under the $500 Million Revolving Credit Facility.
     To integrate the operations of Delta and Northwest Airlines, Inc., we must obtain a single operating certificate for the two airlines from the Federal Aviation Administration. When Northwest Airlines, Inc. is no longer a certificated carrier, key assets of the two companies would be combined into a single entity by merging Northwest Airlines, Inc. with and into Delta Air Lines, Inc. Because this merger could occur within the next 12 months, we classified borrowings under the Bank Credit Facility as short-term on our Consolidated Balance Sheet at June 30, 2009. In March 2009, we shortened the amortization period from December 2010 to March 2010 of the fair value adjustment (debt discount) recorded during purchase accounting on this debt.
     We intend to refinance the total amounts of both the Bank Credit Facility and $500 Million Revolving Credit Facility prior to, or at the time of, the final maturity date of those facilities. There can be no assurance, however, that we will be able to refinance these facilities in light of current credit market conditions or for other reasons. In the event that we are not able to refinance these facilities, we believe that we have sufficient liquidity to fund the maturities.
     The continued credit crisis and related turmoil in the global financial system may restrict our ability to access the credit markets. In addition, our ability to obtain additional financing on acceptable terms for future needs could be affected by the fact that substantially all of our assets are subject to liens.

Sources and Uses of Cash
Cash flows from operating activities
     Cash provided by operating activities totaled $1.5 billion for the six months ended June 30, 2009, reflecting (1) the return from counterparties of $1.1 billion of hedge margin primarily used to settle hedge losses during the period and (2) a $537 million increase in advance ticket sales for summer travel. Cash provided by operating activities for the six months ended June 30, 2009 was partially offset by operating losses.
     Cash provided by operating activities was $1.3 billion for the six months ended June 30, 2008, primarily reflecting a $1.1 billion increase in advance ticket sales and $671 million of unrestricted fuel hedge margin we received from counterparties related to open fuel hedge contracts. These increases were partially offset by (1) an increase in fuel payments from the impact of record high fuel prices, (2) a $352 million increase in accounts receivable associated with advance ticket sales and the timing of settlements of these receivables, (3) the payment of $175 million in premiums for fuel hedge derivatives entered into during 2008 and (4) the payment of $158 million under our broad-based employee profit sharing plan.
Cash flows from investing activities
     Cash used in investing activities totaled $404 million for the six months ended June 30, 2009, primarily reflecting net investments of $498 million for flight equipment and advanced payments for aircraft order commitments and $113 million for ground property and equipment, partially offset by (1) a $121 million distribution of our investment in The Reserve Primary Fund and (2) $76 million of proceeds from our sale of flight equipment.
     Cash used in investing activities totaled $809 million for the six months ended June 30, 2008, primarily reflecting investments of $793 million for flight equipment and advanced payments for aircraft order commitments and $113 million for ground property and equipment, partially offset by $83 million of proceeds from our sale of flight equipment.
Cash flows from financing activities
     Cash used in financing activities totaled $477 million for the six months ended June 30, 2009, primarily reflecting the repayment of $853 million in long-term debt and capital lease obligations, partially offset by $390 million in proceeds primarily from long-term aircraft financing.
     Cash provided by financing activities totaled $128 million for the six months ended June 30, 2008, primarily reflecting $848 million in proceeds from aircraft financing, partially offset by the repayment of $712 million in long-term debt and other scheduled principal payments on long-term debt and capital lease obligations.
Application of Critical Accounting Policies
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods. We adopted SFAS 161 on January 1, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted FSP 107-1 and APB 28-1 effective April 1, 2009.
Critical Accounting Estimates
     For information regarding our Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Supplemental Information
     Under GAAP, we do not include in our Consolidated Financial Statements the results of Northwest prior to the completion of the Merger. Accordingly, our financial results under GAAP for the three and six months ended June 30, 2008, do not include the results of Northwest for that period. This impacts the comparability of our financial statements under GAAP for the three and six months ended June 30, 2009 and 2008. Financial results on a combined basis for the three and six months ended June 30, 2008 include the financial results for both Delta and Northwest as if the Merger had occurred on January 1, 2008. We believe presenting this financial information on a combined basis provides useful information for comparing our year-over-year financial performance.
     The following table shows the combined total passenger and operating revenue for June 2008 quarter:

	Delta	Northwest	Combined
	Three Months Ended	Three Months Ended	Three Months Ended
(in millions)	June 30, 2008	June 30, 2008	June 30, 2008
Passenger and operating revenue
Total passenger revenue	$4,770	$3,144	$7,914
Cargo	160	213	373
Other, net	569	232	801

Total operating revenue	$5,499	$3,589	$9,088

	June 2009 Quarter vs.
(in millions, except per cent data)	June 2008 Quarter

June 2009 quarter PRASM	10.00	¢

June 2008 quarter combined ASMs	63,399

June 2008 quarter combined PRASM	12.48	¢

Change year-over-year in PRASM	(20)%

	June 2009 Quarter vs.
(in millions, except per cent data)	June 2008 Quarter

June 2009 quarter passenger mile yield	12.04	¢

June 2008 quarter combined revenue passenger miles	53,237

June 2008 quarter combined passenger mile yield	14.87	¢

Change year-over-year in combined passenger mile yield	(19)%

     We present CASM excluding fuel expense and related taxes because management believes the volatility in fuel prices impacts the comparability of year-over-year financial performance. In addition, we exclude special items because management believes the exclusion of these items is helpful to investors to evaluate the company’s recurring operational performance.
     CASM and Combined CASM exclude ancillary businesses as these businesses are not associated with the generation of a seat mile. These businesses include expenses related to providing maintenance services, staffing services and dedicated freighter operations, as well as our vacation wholesale operations.

	Consolidated		Combined
	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
CASM	11.86	¢	16.52	¢
Ancillary businesses	(0.31)		(0.53)

CASM excluding items not related to generation of a seat mile	11.55	¢	15.99	¢
Items excluded:
Impairment of goodwill and other assets	—		(2.75)
Restructuring and merger-related items	(0.10)		(0.21)
Mark-to-market adjustments to fuel hedges settling in future periods	—		0.40

CASM excluding special items	11.45	¢	13.43	¢
Fuel expense and related taxes	(3.39)		(5.55)

CASM excluding fuel expense and related taxes and special items	8.06	¢	7.88	¢

	Delta	Northwest	Consolidated	Delta
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2008
Consolidated operating expense	$4,510	$2,489	$6,999	$6,586
Less regional carriers operating expense	(982)	(470)	(1,452)	(1,344)

Mainline operating expense	$3,528	$2,019	$5,547	$5,242

	Delta	Northwest	Consolidated	Delta
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2008
Consolidated operating expense	$9,059	$5,107	$14,166	$17,613
Less regional carriers operating expense	(1,936)	(884)	(2,820)	(2,651)

Mainline operating expense	$7,123	$4,223	$11,346	$14,962

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
     As of June 30, 2009, our open fuel hedging position for the six months ending December 31, 2009 and the year ending December 31, 2010 is as follows:

			Contract Fair Value at
	Weighted	Percentage of	June 30,
	Average Contract	Projected	2009 Based Upon
(in millions, unless otherwise stated)	Strike Price per Gallon	Fuel Requirements Hedged	$70 per Barrel of Crude Oil

2009
Heating oil
Call options	$1.90	5%	$14
Crude Oil
Call options	1.88	20%	41
Jet Fuel
Swaps	1.69	20%	85

Total		45%	$140

2010
Crude oil
Call options	$1.71	9%	$110

Total		9%	$110

     Aircraft fuel and related taxes, including our contract carriers, accounted for $4.1 billion, or 29%, of total operating expense, including $1.1 billion of fuel hedge losses, for the six months ended June 30, 2009. The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for the six months ending December 31, 2009 based on the impact of our open fuel hedge contracts at June 30, 2009 assuming the following per barrel of crude oil sensitivities for 2009:

	(Increase) Decrease			Fuel Hedge Margin Received
	to Fuel			from (Posted to)
(in millions)	Expense(1)	Hedge Gain (Loss)(2)	Net impact	Counterparties(3)

$40 / barrel	$1,461	$(196)	$1,265	$(141)
$60 / barrel	523	(3)	520	(6)
$80 / barrel	(414)	259	(155)	207
$100 / barrel	(1,352)	649	(703)	635

(1)	Projection based upon the (increase) decrease to fuel expense as compared to the estimated crude price per barrel of $68 and estimated aircraft fuel consumption of 2.0 billion gallons for the six months ending December 31, 2009.

(2)	Projection based upon average futures prices per gallon by contract settlement month.

(3)	Projection based on total fuel hedge portfolio, which includes our open positions for 2010.

ITEM 4. Controls and Procedures
     Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2009 to ensure that material information was accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended June 30, 2009, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
July 24, 2009

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
First Bag Fee Antitrust Litigation
     In May, June and July, 2009, a number of purported class action antitrust lawsuits were filed in the U.S. District Courts for the Northern District of Georgia, the U.S. District Court for the Middle District of Florida, and the District of Nevada against Delta and AirTran Airways (“AirTran”).
     In these cases, the plaintiffs allege that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran’s CEO at an analyst conference concerning fees for the first checked bag, Delta’s imposition of a fee for the first checked bag on November 4, 2008 and AirTran’s imposition of a similar fee on November 12, 2008. The plaintiffs seek to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages.
     We believe the claims in all of these cases are without merit and are vigorously defending these lawsuits. Motions are pending to transfer and consolidate all pending cases in the Northern District of Georgia.
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
     On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small group of bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders appealed to the U.S. Court of Appeals for the Second Circuit, which in February 2009 upheld the District Court’s decision, and subsequently denied the Objecting Bondholders’ petition for a rehearing en banc. The Objecting Bondholders have filed a petition for a writ of certiorari with the U.S. Supreme Court.
***************
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
     As the effects of the global economic recession have been felt in our domestic and international markets, we are experiencing weaker demand for air travel. Our demand began to slow during the December 2008 quarter and global economic conditions in 2009 are substantially reducing U.S. airline industry revenues in 2009 compared to 2008. As a result, we are reducing our consolidated capacity by 7-9% in 2009 compared to 2008 on a combined basis (which reflects planned domestic capacity reductions of 8-10% and international capacity reductions of 7-9%). Demand for air travel could remain weak or even continue to fall if the global economic recession continues for an extended period, and overall demand could fall lower than we are able prudently to reduce capacity. The weakness in the United States and international economies is having a significant negative impact on our results of operations and could continue to have a significant negative impact on our future results of operations.
Certain of our credit facilities include financial and other covenants that impose restrictions on our financial and business operations.
     The exit facility financing credit agreements of Delta and Northwest and the liquidity facility credit agreement of Northwest each contain financial covenants that require Delta or Northwest, respectively, to maintain a minimum fixed charge coverage ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. The value of the collateral that has been pledged in each facility may change over time, including due to factors that are not under our control, resulting in a situation where we may not be able to maintain the collateral coverage ratio. In addition, each of the credit facilities contains other negative covenants customary for such financings. These covenants may have a material adverse impact on our operations. Moreover, if we fail to comply with the covenants in any credit facility and are unable to obtain a waiver or amendment, an event of default would result under that facility.
     Each of the credit facilities also contains other events of default customary for such financings. If an event of default were to occur, the lenders could, among other things, declare outstanding borrowings under the respective credit facilities immediately due and payable, and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under any of the credit facilities if such borrowings were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under any of the credit facilities could also result in an event of default under other financing agreements of Delta and Northwest.
Our ability to use certain net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.
     In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
     As of June 30, 2009, Delta reported a consolidated federal and state NOL carryforward of approximately $16.0 billion. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 as a result of the merger, the issuance of equity to employees in connection with the merger and other transactions involving the sale of our common stock within the testing period.
     The Delta and Northwest ownership changes resulting from the merger could limit the ability to utilize pre-change NOLs that were not subject to limitation, and could further limit the ability to utilize NOLs that were already subject to limitation. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes. NOLs generated subsequent to December 17, 2008 are not limited.
Risk Factors Relating to the Airline Industry
The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.
     The rapid spread of a contagious illness, such as the H1N1 flu virus beginning in March 2009, can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. Further acceleration of the spread of H1N1 during the flu season in the Northern Hemisphere could have a significant adverse impact on our financial results in addition to the impact that we have already experienced during the spring of 2009. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational problems resulting from the rapid spread of contagious illnesses in any part of the world in which we operate may materially impact our operations and adversely affect our results of operations.
The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.
     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Paris-Charles de Gaulle, Amsterdam and Tokyo-Narita either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.
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
     In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others and which Continental has announced its intention to join in October 2009) and the oneworld Alliance (among American Airlines, British Airways and others) have also significantly increased competition in international markets. In addition, the adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement between the U.S. and the Member States of the European Union, has accelerated this trend. Negotiations are under way between the United States and other countries, such as Japan, regarding similar agreements with countries, which, if effectuated, could significantly increase competition in these markets.
ITEM 2. Issuer Purchases of Equity Securities
     We withheld the following shares of Delta common stock to satisfy tax withholding obligations during the June 2009 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number
				(or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

April 1-30, 2009	49,793	$6.67	49,793	(1)
May 1-31, 2009	1,249,803	$6.42	1,249,803	(1)
June 1-30, 2009	106,804	$6.51	106,804	(1)

Total	1,406,400		1,406,400

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan and in connection with bankruptcy claims. The 2007 Performance Compensation Plan and Delta’s Plan of Reorganization both provide for the withholding of shares to satisfy tax obligations. Neither specify a maximum number of shares that can be withheld for this purpose.

ITEM 4. Submission of Matters to a Vote of Security Holders
     Delta’s Annual Meeting of Stockholders was held on June 22, 2009 in New York City, New York (“Annual Meeting”). At the Annual Meeting, the holders of common stock took the following actions:
1.	Elected the persons named below to our Board of Directors by the following vote:

NOMINEES	FOR	AGAINST	ABSTENTIONS
Richard H. Anderson	531,727,863	118,311,886	2,170,310
Roy J. Bostock	488,936,271	159,022,082	4,251,706
John S. Brinzo	529,981,027	117,284,613	4,944,420
Daniel A. Carp	529,986,132	117,393,125	4,830,802
John M. Engler	529,715,855	118,151,763	4,342,442
Mickey P. Foret	510,707,316	138,163,560	3,339,183
David R. Goode	530,445,964	117,126,387	4,637,708
Paula Rosput Reynolds	528,085,987	119,928,693	4,185,380
Kenneth C. Rogers	531,028,316	116,780,870	4,390,873
Rodney E. Slater	529,583,392	118,515,347	4,101,320
Douglas M. Steenland	515,556,788	134,334,122	2,319,149
Kenneth B. Woodrow	530,162,044	117,435,517	4,612,498
     There were no broker non-votes on this matter.
2.	Ratified the appointment of Ernst & Young as independent auditors for the year ending December 31, 2009 by a vote of:

FOR	AGAINST	ABSTENTIONS
640,367,524	9,320,583	2,521,952
     There were no broker non-votes on this matter.
3.	Defeated the stockholder proposal regarding cumulative voting in the election of directors by a vote of:

FOR	AGAINST	ABSTENTIONS
137,892,524	391,796,114	1,859,819
     There were 120,661,602 broker non-votes.

ITEM 6. Exhibits
(a) Exhibits
10.1(a)	First Lien Revolving Credit and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, J.P. Morgan Securities, Inc. and Lehman Brothers Inc., as co-lead arrangers and joint bookrunners, UBS Securities LLC, as syndication agent and as joint bookrunner, and Calyon New York Brand and RBS Securities Corporation, as co-documentation agents.*

10.1(b)	Second Lien Term Loan and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, Goldman Sachs Credit Partners L.P. (“GSCP”), as administrative agent and as collateral agent, GSCP and Merrill Lynch Commercial Finance Corp., as co-lead arrangers and joint bookrunners, Barclays Capital, as syndication agent and as joint bookrunner, and Credit Suisse Securities (USA) LLC and C.I.T. Leasing Corporation, as co-documentation agents.*

10.2	Form of Offer of Employment dated October 31, 2008 between Delta Air Lines, Inc. and Michael J. Becker and Richard B. Hirst, respectively.*

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009

31.2	Certification by Delta’s Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009

*	The agreement has been filed previously with the SEC on a prior report of the Registrant. The agreement is being filed with this Form 10-Q to include exhibits and schedules to the agreement that were not included in the prior filing. Any representations and warranties of a party set forth in the agreement (including all exhibits and schedules thereto) have been made solely for the benefit of the other party to the agreement. Some of those representations and warranties were made only as of the date of the agreement or such other date as specified in the agreement, may be subject to a contractual standard of materiality different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. The agreement is included with this filing only to provide investors with information regarding the terms of the agreement, and not to provide investors with any other factual or disclosure information regarding the registrant or its business.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
/s/ Hank Halter
Hank Halter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

July 24, 2009