Form 10-Q
period 2009-09-30
DELTA AIR LINES INC /DE/
filed 2009-10-27
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑       No ☐
Number of shares outstanding by each class of common stock, as of September 30, 2009:

Common Stock, $0.0001 par value—779,521,801 shares outstanding
     This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

     Unless otherwise indicated, Delta Air Lines, Inc. and our wholly-owned subsidiaries are collectively referred to as “Delta,” “we,” “us,” and “our.” Prior to October 30, 2008, these references do not include Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc.
FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Part II, Item 1A. Risk Factors” in this Form 10-Q. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in millions, except share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$5,396	$4,255
Short-term investments	92	212
Restricted cash and cash equivalents	478	429
Accounts receivable, net of an allowance for uncollectible accounts of $42 at September 30, 2009 and December 31, 2008, respectively	1,469	1,513
Hedge margin receivable	—	1,139
Expendable parts and supplies inventories, net of an allowance for obsolescence of $52 and $32 at September 30, 2009 and December 31, 2008, respectively	356	388
Deferred income taxes, net	291	401
Prepaid expenses and other	780	637

Total current assets	8,862	8,974

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $2,584 and $1,558 at September 30, 2009 and December 31, 2008, respectively	20,658	20,627

Other Assets:
Goodwill	9,778	9,731
Identifiable intangibles, net of accumulated amortization of $427 and $354 at September 30, 2009 and December 31, 2008, respectively	4,864	4,944
Other noncurrent assets	691	808

Total other assets	15,333	15,483

Total assets	$44,853	$45,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,029	$1,160
Air traffic liability	3,363	3,385
Accounts payable	1,483	1,604
Frequent flyer deferred revenue	1,535	1,624
Accrued salaries and related benefits	1,027	972
Hedge derivatives liability	160	1,247
Taxes payable	540	565
Other accrued liabilities	457	535

Total current liabilities	9,594	11,092

Noncurrent Liabilities:
Long-term debt and capital leases	16,655	15,411
Pension, postretirement and related benefits	11,217	10,895
Frequent flyer deferred revenue	3,365	3,489
Deferred income taxes, net	1,861	1,981
Other noncurrent liabilities	1,261	1,342

Total noncurrent liabilities	34,359	33,118

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 789,122,254 and 702,685,427 shares issued at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	13,791	13,714
Accumulated deficit	(9,820)	(8,608)
Accumulated other comprehensive loss	(2,907)	(4,080)
Treasury stock, at cost, 9,600,453 and 7,548,543 shares at September 30, 2009 and December 31, 2008, respectively	(164)	(152)

Total stockholders’ equity	900	874

Total liabilities and stockholders’ equity	$44,853	$45,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2009	2008	2009	2008

Operating Revenue:
Passenger:
Mainline	$5,122	$3,921	$14,053	$10,609
Regional carriers	1,402	1,057	3,975	3,239

Total passenger revenue	6,524	4,978	18,028	13,848
Cargo	177	162	535	456
Other, net	873	579	2,695	1,680

Total operating revenue	7,574	5,719	21,258	15,984

Operating Expense:
Aircraft fuel and related taxes	1,973	1,952	5,678	5,052
Salaries and related costs	1,894	1,086	5,652	3,269
Contract carrier arrangements	1,009	941	2,882	2,836
Contracted services	415	272	1,249	783
Depreciation and amortization	385	293	1,152	892
Aircraft maintenance materials and outside repairs	334	273	1,150	836
Passenger commissions and other selling expenses	384	259	1,069	732
Landing fees and other rents	340	179	971	519
Passenger service	181	122	477	311
Aircraft rent	123	70	363	201
Impairment of goodwill and other intangible assets	—	—	—	7,296
Restructuring and merger-related items	129	24	286	144
Other	203	117	607	330

Total operating expense	7,370	5,588	21,536	23,201

Operating Income (Loss)	204	131	(278)	(7,217)

Other (Expense) Income:
Interest expense	(319)	(140)	(951)	(428)
Interest income	4	21	23	73
Loss on extinguishment of debt	(83)	—	(83)	—
Miscellaneous, net	15	(62)	63	(31)

Total other expense, net	(383)	(181)	(948)	(386)

Loss Before Income Taxes	(179)	(50)	(1,226)	(7,603)

Income Tax Benefit	18	—	14	119

Net Loss	$(161)	$(50)	$(1,212)	$(7,484)

Basic and Diluted Loss per Share	$(0.19)	$(0.13)	$(1.47)	$(18.91)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2009	2008
Net cash provided by operating activities	$1,452	$282

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(547)	(1,056)
Ground property and equipment, including technology	(185)	(160)
(Increase) decrease in restricted cash and cash equivalents	(124)	2
Redemption of short-term investments	121	—
Redesignation of cash equivalents to short-term investments	—	(818)
Proceeds from sales of flight equipment	86	110
Other, net	—	7

Net cash used in investing activities	(649)	(1,915)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,056)	(857)
Proceeds from long-term obligations	2,472	2,014
Other, net	(78)	(12)

Net cash provided by financing activities	338	1,145

Net Increase (Decrease) in Cash and Cash Equivalents	1,141	(488)
Cash and cash equivalents at beginning of period	4,255	2,648

Cash and cash equivalents at end of period	$5,396	$2,160

Non-cash transactions:
Aircraft delivered under seller financing	$408	$—
Flight equipment	43	16
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
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
     We have marketing alliances with other airlines to enhance our access to domestic and international markets. These arrangements can include codesharing, reciprocal frequent flyer program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, ticket office co-location and other marketing agreements. We have received antitrust immunity for certain of our marketing arrangements, which enables us to offer a more integrated route network and develop common sales, marketing and discount programs for customers. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with collaborative arrangements are presented on a gross basis in the applicable line items in our Consolidated Statements of Operations.
     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including adjustments required by purchase accounting, normal recurring items and restructuring and merger-related items, considered necessary for a fair statement of results for the interim periods presented.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of operating results for the entire year.
     We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.
     We have evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.
New Accounting Standards
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133.” The standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years and interim periods. We adopted this standard on January 1, 2009.

     In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” The standard amends required disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. We adopted this standard on April 1, 2009.
NOTE 2. FAIR VALUE MEASUREMENTS
     Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,085	$5,085	$—	$—
Short-term investments	92	—	—	92
Restricted cash equivalents	489	489	—	—
Long-term investments	134	—	—	134
Hedge derivatives asset, net	32	—	(25)	57
     We record our cash equivalents and short-term investments at estimated fair value. The estimated fair values of other financial instruments, including derivative instruments, are determined using available market information and valuation methodologies, primarily a discounted cash flow model and an option-pricing model.
     Valuation techniques for assets and liabilities in the Level 3 fair value hierarchy are based on the income approach using (1) a discounted cash flow model for investments and (2) an option-pricing model for fuel hedge option contracts. In addition, interest rate cash flow hedges are valued using a market and income approach using a discounted cash flow model.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Hedge Derivatives
(in millions)	Asset, Net
Balance at December 31, 2008	$(1,091)
Change in fair value included in earnings	(1,159)
Change in fair value included in other comprehensive income	1,116
Purchases and settlements, net	1,191

Balance at September 30, 2009	$57

     (Losses) gains included in earnings above for the nine months ended September 30, 2009 are recorded on our Consolidated Statement of Operations as follows:

	Aircraft Fuel Expense and	Other (Expense)
(in millions)	Related Taxes	Income

Total (losses) gains included in earnings	$(1,179)	$20

Change in unrealized gains relating to assets and liabilities still held at September 30, 2009	$—	$15

Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in millions)	2009	2008
Total debt at par value	$18,655	$17,865
Unamortized discount, net	(1,468)	(1,859)

Net carrying amount	$17,187	$16,006

Fair value (1)	$17,476	$12,695

(1)	The aggregate fair value of debt was based primarily on reported market values and recently completed market transactions.
NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
Aircraft Fuel Price Risk
     Our results of operations are materially impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including fuel, interest rate and foreign currency hedges. We recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets and recognize certain changes in the fair value of derivative instruments on our Consolidated Statements of Operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at September 30, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

Cash flow hedges
     For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our cash flow hedges on our Condensed Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion
Designated as cash flow hedges:

Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, collars and call options(2)	Volatility in jet fuel prices	Effective portion of hedge is recorded in accumulated other comprehensive income	Excess, if any, over effective portion of hedge is recorded in other (expense) income

Interest rate swaps and call options	Changes in interest rates	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Foreign currency forwards and collars	Fluctuations in foreign currency exchange rates	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Not designated as hedges:

Fuel contracts consisting of crude oil, heating oil and jet fuel extendable swaps and three- way collars	Volatility in jet fuel prices	Entire amount of change in fair value of hedge is recorded in aircraft fuel expense and related taxes

(1)	In the Merger, we assumed Northwest’s outstanding hedge contracts, which include fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, we designated certain of these contracts as hedges. The remaining Northwest derivative contracts did not qualify for hedge accounting and settled as of June 30, 2009.

(2)	Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.

Fair value hedges
     For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged item in the same account as the offsetting loss or gain on the related derivative instrument, resulting in no impact to our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our fair value hedges on our Condensed Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument	Hedged Risk	Effective Portion	Ineffective Portion
Designated as fair value hedges:
Interest rate swaps	Changes in interest rates	Entire fair value of hedge is recorded in long-term debt and capital leases	Expect hedge to be perfectly effective at offsetting changes in fair value of the related debt; no ineffectiveness recorded

     During the June 2009 quarter, we terminated our interest rate swaps designated as fair value hedges, resulting in $65 million in cash proceeds from counterparties. As a result of the termination, we deferred a $39 million gain as of September 30, 2009, which will be amortized through 2011 and 2012, the remaining life of the debt, using an effective-interest method and recorded to interest expense.
Hedge Position
     The following tables reflect the estimated fair value gain (loss) position of our hedge contracts at September 30, 2009 and December 31, 2008:

			September 30, 2009
					Hedge	Other	Hedge
	Notional	Maturity		Accounts	Derivatives	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Payable	Liability	Liabilities	Receivable

Designated as hedges

Fuel hedge swaps, collars and call options	772 million gallons - crude oil, heating oil, jet fuel	October 2009 - December 2010	$157	$(4)	$(93)	$—

Interest rate swaps and call options designated as cash flow hedges(1)	$1,597	December 2009 - May 2019	2	—	(39)	(27)

Foreign currency exchange call options and collars	63.7 billion Japanese Yen, 257 million Canadian Dollars	October 2009 - July 2012	—	—	(28)	(25)

Total derivative instruments			$159	$(4)	$(160)	$(52)	$—

(1)	Represents derivative contracts assumed from Northwest in the Merger.

	December 31, 2008
					Hedge	Other	Hedge
(in millions,	Notional	Maturity		Accounts	Derivatives	Noncurrent	Margin
unless otherwise stated)	Balance	Date	Assets	Payable	Liability	Liabilities	Receivable

Designated as hedges

Fuel hedge swaps, collars and call options(1)	1.9 billion gallons- crude oil, heating oil, jet fuel	January 2009 - December 2010	$26	$(66)	$(849)	$—

Interest rate swaps designated as fair value hedges(2)	$1,000	September 2011 - July 2012	91	—	—	—

Interest rate swaps and call options designated as cash flow hedges(3)	$1,700	December 2009 - May 2019	—	—	(32)	(63)

Foreign currency exchange forwards and collars(3)	45.0 billion Japanese Yen	January - December 2009	—	—	(48)	—

Total designated			117	(66)	(929)	(63)

Not designated as hedges

Fuel swap and collar contracts(3)	180 million gallons - crude oil, heating oil, jet fuel	January - June 2009	—	(119)	(318)	—

Total not designated			—	(119)	(318)	—

Total derivative instruments			$117	$(185)	$(1,247)	$(63)	$1,139

(1)	Includes $163 million in hedges assumed from Northwest in the Merger.

(2)	Includes $17 million in accrued interest receivable related to these interest rate swaps. In accordance with fair value hedge accounting, the carrying value of our long-term debt at December 31, 2008 included $74 million of fair value adjustments.

(3)	Represents derivative contracts assumed from Northwest in the Merger.
     As of September 30, 2009, our open fuel hedge gain position for the three months ending December 31, 2009 and the year ending December 31, 2010 is as follows:

	Percentage of
	Projected
	Fuel	Fair Value at
	Requirements	September 30,
(in millions, unless otherwise stated)	Hedged	2009
Three months ending December 31, 2009	39%	$37
2010	11	113

Total	17%	$150

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the three months ended September 30, 2009 and 2008 related to our designated hedge contracts are as follows:

			Effective Portion Reclassified
	Effective Portion Recognized		from Accumulated Other		Ineffective Portion Recognized
	in Other Comprehensive Loss		Comprehensive Loss to Earnings		in Other (Expense) Income
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in millions)	2009	2008	2009	2008	2009	2008
Designated as hedges
Fuel hedge swaps, collars and call options(1)	$140	$(1,177)	$(226)	$179	$8	$(25)
Interest rate swaps and call options designated as cash flow hedges(2)	(16)	—	1	—	—	—
Foreign currency exchange forwards and collars(3)	(52)	—	—	—	—	—

Total designated	$72	$(1,177)	$(225)	$179	$8	$(25)

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2009 and 2008 related to our designated hedge contracts are as follows:

			Effective Portion Reclassified from
	Effective Portion Recognized in		Accumulated Other		Ineffective Portion Recognized in
	Other Comprehensive Loss		Comprehensive Loss to Earnings		Other (Expense) Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(in millions)	2009	2008	2009	2008	2009	2008
Designated as hedges
Fuel hedge swaps, collars and call options(1)	$1,154	$(158)	$(1,287)	$533	$45	$(11)
Interest rate swaps and call options designated as cash flow hedges(2)	31	—	—	—	—	—
Foreign currency exchange forwards and collars(3)	(16)	—	2	—	—	—

Total designated	$1,169	$(158)	$(1,285)	$533	$45	$(11)

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.
     We recorded a loss of $15 million to aircraft fuel and related taxes on our Consolidated Statements of Operations for the nine months ended September 30, 2009 related to Northwest derivative contracts that were not designated as hedges. As of September 30, 2009, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $108 million of net losses on our hedge contracts scheduled to settle in the next 12 months.

Credit Risk
     To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of these programs and our relative market position with each counterparty.
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
     The hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in accounts payable on our Consolidated Balance Sheets. The hedge margin we provide to counterparties is recorded in hedge margin receivable or restricted cash on our Consolidated Balance Sheets. All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Condensed Consolidated Statements of Cash Flow.
     Due to the estimated fair value position of our fuel hedge contracts, we did not receive from or provide to counterparties any fuel hedge margin as of September 30, 2009.
     In accordance with our interest rate and foreign currency hedge agreements, the respective counterparties are not required to fund margin to us and we are not required to fund margin to them.
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

NOTE 4. DEBT
     In September 2009, we borrowed a total of $2.1 billion under three new financings: (1) Senior Secured Credit Facilities; (2) Senior Secured Notes; and (3) Senior Second Lien Notes. A portion of the net proceeds was used to repay in full the Bank Credit Facility due in 2010 with the remainder of the proceeds available for general corporate purposes. The new financing agreements are guaranteed by substantially all of our subsidiaries and secured by the Pacific route authorities and certain related assets.
     The following table summarizes our debt at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in millions)	2009	2008
Senior Secured Exit Financing Facilities due from 2012 to 2014	$2,446	$2,448
Senior Secured Credit Facilities due 2013	750	—
Senior Secured Notes due 2014	750	—
Senior Second Lien Notes due 2015	600	—
Bank Credit Facility due 2010	—	904
Northwest Revolving Credit Facility due 2009	—	—
Certificates due in installments from 2009 to 2023	5,427	5,844
Aircraft financings due in installments from 2009 to 2025	6,421	6,224
Other secured financings due in installments from 2009 to 2031	1,006	1,180

Total secured debt	17,400	16,600

American Express agreement	1,000	1,000
Other unsecured debt due in installments from 2009 to 2030	255	265

Total unsecured debt	1,255	1,265

Total secured and unsecured debt	18,655	17,865
Unamortized discount, net(1)	(1,468)	(1,859)

Total debt	17,187	16,006
Less: current maturities	(933)	(1,068)

Total long-term debt	$16,254	$14,938

(1)	This item includes a reduction in the carrying value of (1) Northwest’s debt as a result of purchase accounting related to the Merger and (2) the debt recorded in connection with the American Express agreement. This item also includes fair value adjustments to our long-term debt in connection with our adoption of fresh start reporting upon our emergence from bankruptcy. These adjustments will be amortized to interest expense over the remaining maturities of the respective debt.
Senior Secured Exit Financing Facilities
     In connection with Delta’s emergence from bankruptcy in April 2007, we entered into a senior secured exit financing facility (the “Senior Secured Exit Financing Facilities”) to borrow up to $2.5 billion. The Senior Secured Exit Financing Facilities consist of a $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”), a $600 million first-lien synthetic revolving facility (the “Synthetic Facility”) (together with the Exit Revolving Facility, the “First-Lien Facilities”), and a $900 million second-lien term loan facility (the “Term Loan” or the “Second-Lien Facility”). During 2008, we borrowed the entire amount of the Exit Revolving Facility. Borrowings under the First-Lien Facilities are due in April 2012 and borrowings under the Second-Lien Facility are due in April 2014. As of September 30, 2009, the Senior Secured Exit Financing Facilities had an interest rate ranging from 2.2% to 3.5% per annum.
     Our obligations under the Senior Secured Exit Financing Facilities are guaranteed by substantially all of our domestic subsidiaries, including Northwest Airlines Corporation and certain of its subsidiaries (the “Guarantors”). The Senior Secured Exit Financing Facilities and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets (excluding, in the case of Northwest Guarantors, assets subject to existing liens at the time of closing of the Merger) (the “Collateral”). The First-Lien Facilities are secured by a first priority security interest in the Collateral. The Second-Lien Facility is secured by a second priority security interest in the Collateral.

     The Senior Secured Exit Financing Facilities include affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional secured indebtedness, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material adverse impact on our operations. The Senior Secured Exit Financing Facilities contain financial covenants that require us to:
•	maintain a minimum fixed charge coverage ratio (defined as the ratio of (1) earnings before interest, taxes, depreciation, amortization and aircraft rent, and subject to other adjustments to net income (“EBITDAR”) to (2) the sum of gross cash interest expense, cash aircraft rent expense and the interest portion of our capitalized lease obligations, for successive trailing 12-month periods ending at each quarter-end date through the maturity date of the respective Senior Secured Exit Financing Facilities), which minimum ratio is 1.20:1 in the case of the First-Lien Facilities and 1.02:1 in the case of the Second-Lien Facility;
•	maintain unrestricted cash, cash equivalents and permitted investments of not less than $750 million in the case of the First-Lien Facilities and $650 million in the case of the Second-Lien Facility;
•	maintain a minimum total collateral coverage ratio (defined as the ratio of (1) certain of the Collateral that meets specified eligibility standards (“Eligible Collateral”) to (2) the sum of the aggregate outstanding exposure under the First-Lien Facilities and the Second-Lien Facility and the aggregate termination value of certain hedging agreements) of 125% at all times; and
•	in the case of the First-Lien Facilities, also maintain a minimum first-lien collateral coverage ratio (together with the total collateral coverage ratio described above, the “collateral coverage ratios”) (defined as the ratio of (1) Eligible Collateral to (2) the sum of the aggregate outstanding exposure under the First Lien Facilities and the aggregate termination value of certain hedging agreements) of 175% at all times.
     If the collateral coverage ratios are not maintained, we must either provide additional collateral to secure our obligations, or we must repay the loans under the Senior Secured Exit Financing Facilities by an amount necessary to maintain compliance with the collateral coverage ratios.
     The Senior Secured Exit Financing Facilities contain events of default customary for senior secured exit financings, including cross-defaults to other material indebtedness and certain change of control events. The Senior Secured Exit Financing Facilities also include events of default specific to our business, including the suspension of all or substantially all of our flights and other operations for more than two consecutive days (other than as a result of a Federal Aviation Administration (“FAA”) suspension due to extraordinary events similarly affecting other major U.S. air carriers). Upon the occurrence of an event of default, the outstanding obligations under the Senior Secured Exit Financing Facilities may be accelerated and become due and payable immediately and our cash may become restricted.
Senior Secured Credit Facilities
     In September 2009, we entered into a first-lien revolving credit facility in the aggregate principal amount of $500 million (the “Revolving Facility”) and a first-lien term loan facility in the aggregate principal amount of $250 million (the “Term Facility” and collectively with the Revolving Facility, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are guaranteed by the Guarantors and are secured by a first lien on our Pacific route authorities and certain related assets (the “Pacific Collateral”). Lenders under the Senior Secured Credit Facilities and holders of the Senior Secured Notes (as described below) will have equal rights to payment and collateral.
     Borrowings under the Term Facility will be repaid in an amount equal to 1% of the original principal amount of the term loans annually (to be paid in equal quarterly installments), with the balance of the term loans due and payable in September 2013. Borrowings under the Term Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of September 30, 2009, the Term Facility had an interest rate of 8.8% per annum.
     In September 2009, we borrowed the entire amount of the Revolving Facility, which matures in March 2013. Borrowings under the Revolving Facility can be prepaid without penalty and amounts prepaid can be reborrowed. Borrowings under the Revolving Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of September 30, 2009, the Revolving Facility had an interest rate of 9.4% per annum.

     The Senior Secured Credit Facilities contain affirmative and negative covenants and default provisions that are substantially similar to the ones described under “Senior Secured Exit Financing Facilities” above. The Senior Secured Credit Facilities also contain financial covenants that require Delta to:
•	maintain a minimum fixed charge coverage ratio (defined as the ratio of (1) EBITDAR (excluding gains and losses arising under fuel hedging arrangements incurred prior to the closing date of the Senior Secured Credit Facilities) to (2) the sum of cash interest expense plus cash aircraft rent expense plus the interest portion of Delta’s capitalized lease obligations) in each case for the twelve-month period ending as of the last day of each fiscal quarter of not less than 1.20 to 1;
•	maintain a minimum collateral coverage ratio (defined as the ratio of aggregate current market value of the collateral to the sum of the aggregate outstanding exposure under the Senior Secured Credit Facilities and certain obligations with equal rights to payment and collateral and the aggregate principal amount of the outstanding Senior Secured Notes) of 1.60:1; and
•	maintain unrestricted cash, cash equivalents and short-term investments of not less than $2 billion.
     The Senior Secured Credit Facilities also contain mandatory prepayment provisions that require us in certain instances to prepay obligations under the Senior Secured Credit Facilities in connection with dispositions of collateral. In addition, if the collateral coverage ratio is less than 1.60:1, we must either provide additional collateral in the form of cash or additional routes and slots to secure our obligations, or we must repay the loans under the Senior Secured Credit Facilities by an amount necessary to comply with the collateral coverage ratio.
Senior Secured Notes
     Also in September 2009, we issued $750 million of Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes mature in September 2014 and have a fixed interest rate of 9.5% per annum. We may redeem some or all of the Senior Secured Notes at any time on or after September 15, 2011 at specified redemption prices. If we sell certain of our assets or if we experience specific kinds of changes in control, we must offer to repurchase the Senior Secured Notes.
     Our obligations under the Senior Secured Notes are guaranteed by the Guarantors. The Senior Secured Notes and related guarantees are secured on a senior basis equally and ratably with the indebtedness incurred under our Senior Secured Credit Facilities by security interests in the Pacific Collateral.
     The Senior Secured Notes include covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, issue preferred stock, make investments or pay dividends. In addition, in the event the collateral coverage ratio, which has the same definition as the Senior Secured Credit Facilities, is less than 1.60:1, we must pay additional interest on the Senior Secured Notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.60:1.
     The Senior Secured Notes contain events of default customary for similar financings, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Senior Secured Notes may be accelerated and become due and payable immediately.
Senior Second Lien Notes
     Also in September 2009, we issued $600 million of Senior Second Lien Notes (the “Senior Second Lien Notes”). The Senior Second Lien Notes mature in March 2015 and have a fixed interest rate of 12.25% per annum. We may redeem some or all of the Senior Second Lien Notes at any time on or after March 15, 2012 at specified redemption prices. If we sell certain of our assets or if we experience specific kinds of changes in control, we must offer to repurchase the Senior Second Lien Notes.
     Our obligations under the Senior Second Lien Notes are guaranteed by the Guarantors. The Senior Second Lien Notes and related guarantees are secured on a junior basis by security interests in the Pacific Collateral.

     The Senior Second Lien Notes include covenants and default provisions that are substantially similar to the ones described under “Senior Secured Notes” above. In addition, in the event (1) the collateral coverage ratio (defined as the ratio of aggregate current market value of the collateral to the sum of the aggregate outstanding exposure under the Senior Secured Credit Facilities and certain obligations with equal rights to payment and collateral, the aggregate principal amount of the outstanding Senior Secured Notes, and the aggregate principal amount of the outstanding Senior Second Lien Notes and any other permitted junior indebtedness that is secured by the collateral) is less than 1.00:1 or (2) we are required to pay additional interest on the Senior Secured Notes, we must pay additional interest on the Senior Second Lien Notes at the rate of 2% per annum until the later of (a) the collateral coverage ratio equals at least 1.00:1 or (b) special interest on the Senior Secured Notes ceases to accrue.
Northwest Revolving Credit Facility
     In September 2009, we amended the Northwest Revolving Credit Facility to, among other things, reduce its borrowing limit from $500 million to $300 million and change its maturity date to December 30, 2009. Borrowings under the Northwest Revolving Credit Facility can be prepaid without penalty and amounts prepaid can be reborrowed. Borrowings under the Northwest Revolving Credit Facility are guaranteed by Northwest Airlines Corporation and certain of its subsidiaries. The Northwest Revolving Credit Facility and related guarantees are secured by substantially all of Northwest’s unencumbered assets as of October 29, 2008.
     The Northwest Revolving Credit Facility contains financial covenants that require Northwest to maintain (1) unrestricted cash, cash equivalents and short-term investments, together with the undrawn amount of the Northwest Revolving Credit Facility (“Cash Liquidity”), of not less than $1.25 billion, (2) a minimum collateral coverage threshold (defined as the appraised value of certain eligible collateral) of not less than $625 million and (3) a minimum ratio of EBITDAR to consolidated fixed charges.
     The Northwest Revolving Credit Facility contains events of default customary for financings of its type, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Northwest Revolving Credit Facility may be accelerated and become due and payable immediately and our cash may become restricted. Additionally, if at any time Cash Liquidity is less than $2.25 billion, the commitment of each lender under the Northwest Revolving Credit Facility is reduced by 50%.
Other Financing Agreements
     Certificates. Pass-Through Trust Certificates and Enhanced Equipment Trust Certificates (collectively, the “Certificates”) are secured by 237 aircraft. As of September 30, 2009, the Certificates had interest rates ranging from 1.0% to 9.2%.
     Aircraft Financing. We have $6.4 billion of loans secured by 304 aircraft, not including aircraft securing the Certificates, which had interest rates ranging from 0.7% to 7.2% at September 30, 2009. During 2008, we entered into agreements to borrow up to $1.6 billion to finance the purchase of 35 aircraft. In the first nine months of 2009, we took delivery of and financed 19 aircraft.
     Other Secured Financings. Other secured financings primarily include (1) manufacturer term loans, secured by spare parts, spare engines and aircraft, (2) real estate loans, (3) a Northwest Metropolitan Airport Commission loan and (4) a receivables securitization. The financings had annual interest rates ranging from 1.5% to 8.8% at September 30, 2009.
     American Express Agreement. In December 2008, we announced a multi-year extension of the American Express Agreement. As part of the American Express Agreement, we received $1.0 billion from American Express for an advance purchase of SkyMiles, which amount is classified as long-term debt. This obligation will not be satisfied by cash payments, but through the purchases of SkyMiles by American Express over an expected two year period beginning in December 2010.
Covenants
     We were in compliance with all covenants in our financing agreements at September 30, 2009.

Future Maturities
     The following table summarizes scheduled maturities of our debt, including current maturities, at September 30, 2009:

Years Ending December 31,
(in millions)	Total

Three months ending December 31, 2009	$318
2010	2,046
2011	2,489
2012	3,393
2013	1,838
2014	2,823
Thereafter	5,748

18,655
Unamortized discount, net	(1,468)

Total	$17,187

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Order Commitments
     Future commitments for aircraft on firm order as of September 30, 2009 are estimated to be approximately $1.6 billion. The following table shows the timing of these commitments:

Year Ending December 31,
(in millions)	Total

Three months ending December 31, 2009	$260
2010	1,030
2011	10
2012	100
2013	70
2014	110

Total	$1,580

     Our aircraft order commitments as of September 30, 2009 consist of firm orders to purchase two B-777-200LR aircraft, one B-737-700 aircraft, 27 B-737-800 aircraft, two A320-200 aircraft, five A319-100 aircraft and two MD-90 aircraft.
     We have excluded from the table above our order for 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.
     Our firm orders to purchase 27 B-737-800 aircraft include 25 B-737-800 aircraft for which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. These sales will reduce our future commitments by approximately $1.0 billion, including $200 million for the three months ending December 31, 2009 and $760 million for 2010.
     We have financing commitments from third parties, cancellation rights or, with respect to the 27 B-737-800 aircraft referred to above, definitive agreements to sell, all aircraft on firm order as of September 30, 2009. Under these financing commitments, third parties have agreed to finance, on a long-term basis, a substantial portion of the purchase price of the covered aircraft.

Contract Carrier Agreements
     During the nine months ended September 30, 2009, we had contract carrier agreements with ten contract carriers, including our wholly-owned subsidiaries Comair, Inc., Compass Airlines, Inc. and Mesaba Aviation, Inc. For additional information about our Contract Carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Contingencies Related to Termination of Contract Carrier Agreements
     We may terminate the Chautauqua Airlines, Inc. (“Chautauqua”) and Shuttle America Corporation (“Shuttle America”) agreements without cause at any time after May 2010 and January 2016, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.
     We estimate that the total fair values, determined as of September 30, 2009, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our Contract Carrier agreements with those airlines (the “Put Right”) are approximately $200 million and $440 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay to the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.
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

     On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small group of 1992 Bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders appealed to the U.S. Court of Appeals for the Second Circuit, which in February 2009 upheld the District Court’s decision and subsequently denied the Objecting Bondholders’ petition for a rehearing en banc. The Objecting Bondholders have filed a petition for a writ of certiorari with the U.S. Supreme Court.
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
     In those circumstances where the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of September 30, 2009 or December 31, 2008.
American Express
     In December 2008, we amended our American Express credit card processing agreement (the “Amended Card Service Agreement”). The Amended Card Service Agreement provides that no withholding of our receivables will occur except in certain circumstances, including in which we do not maintain a required level of unrestricted cash. In those circumstances where American Express is permitted to withhold our receivables, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of September 30, 2009 or December 31, 2008.
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

Employees Under Collective Bargaining Agreements
     At September 30, 2009, we had 81,740 full-time equivalent employees. Approximately 39% of these employees, including all of our pilots, Northwest’s airport employees and other categories of ground employees and Northwest’s flight attendants, are represented by labor unions.
War-Risk Insurance Contingency
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through August 31, 2010. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.
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
NOTE 6. EMPLOYEE BENEFIT PLANS
Net Periodic Benefit Cost
     Net periodic cost for the three months ended September 30, 2009 and 2008 includes the following components:

			Other Postretirement		Other Postemployment
	Pension Benefits		Benefits		Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in millions)	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$5	$2	$9	$7
Interest cost	250	114	22	14	32	32
Expected return on plan assets	(153)	(106)	—	—	(21)	(38)
Recognized net actuarial loss (gain)	9	—	(4)	(1)	5	—
Special termination and settlements	4	—	—	—	—	—

Net periodic cost	$110	$8	$23	$15	$25	$1

     Net periodic cost for the nine months ended September 30, 2009 and 2008 includes the following components:

			Other Postretirement		Other Postemployment
	Pension Benefits		Benefits		Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(in millions)	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$15	$6	$25	$21
Interest cost	752	342	62	43	94	95
Expected return on plan assets	(461)	(317)	—	—	(59)	(113)
Recognized net actuarial loss (gain)	25	—	(14)	(4)	13	—
Special termination and settlements	8	—	6	—	—	—

Net periodic cost	$324	$25	$69	$45	$73	$3

NOTE 7. COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss for the nine months ended September 30, 2009:

	Unrecognized	Derivative	Marketable	Valuation
(in millions)	Pension Liability	Instruments	Equity Securities	Allowance	Total

Balance at December 31, 2008	$(1,696)	$(863)	$(6)	$(1,515)	$(4,080)
Pension adjustment	(5)	—	—	—	(5)
Changes in fair value	—	(116)	9	—	(107)
Reclassification to earnings	—	1,285	—	—	1,285
Tax effect	2	(430)	(3)	431	—

Balance at September 30, 2009	$(1,699)	$(124)	$—	$(1,084)	$(2,907)

NOTE 8. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Severance and related costs	$51	$2	$101	$114
Contract carrier restructuring	—	14	—	14
Facilities and other	8	1	8	7
Merger-related items	70	7	177	9

Total restructuring and merger-related items	$129	$24	$286	$144

     Severance and related costs primarily relates to workforce reduction programs for U.S. employees. During the three and nine months ended September 30, 2009, we recorded $51 million and $101 million, respectively, associated with workforce reduction programs, including $6 million of special termination benefits related to retiree healthcare during the nine months ended September 30, 2009. We expect any additional charges to be incurred in connection with these programs will be immaterial. During the three and nine months ended September 30, 2008, we recorded $2 million and $114 million, respectively, associated with workforce reduction programs.

     Merger-related items relate to costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations.
     Contract carrier restructuring costs for the three and nine months ended September 30, 2008 relate primarily to the early termination of certain capacity purchase agreements with our contract carriers.
     The following table shows balances for restructuring charges as of September 30, 2009, and the activity for the nine months then ended. The table also shows the balances for the restructuring charges assumed in the Merger as of September 30, 2009, and the activity for the nine months then ended.

	Liability				Liability
	Balance at	Additional	Purchase		Balance at
	December 31,	Costs and	Accounting		September 30,
(in millions)	2008	Expenses	Adjustments	Payments	2009

Severance and related cost(1)	$50	$95	$—	$(69)	$76
Facilities and other(1)	54	8	18	(6)	74

Total	$104	$103	$18	$(75)	$150

(1)	The liability balance at December 31, 2008 includes liabilities assumed in the Merger of $47 million in severance and related costs and $32 million in restructuring of facility leases and other charges.
     We acquired a B-747-200F dedicated cargo freighter fleet in our Merger with Northwest and recorded the fair value of the fleet at the Closing Date. We intend to ground the entire fleet by December 31, 2009 due to its age and inefficiency. As a result, we reviewed the fleet and related spare engines for impairment during the nine months ended September 30, 2009 and concluded that no impairment existed.
NOTE 9. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On April 30, 2007, the Delta Debtors emerged from bankruptcy. Under the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of 386 million shares to holders of allowed general, unsecured claims and 14 million shares to eligible non-contract, non-management employees. As of September 30, 2009, under Delta’s Plan of Reorganization, we have (1) distributed 327 million shares of common stock to holders of $13.7 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 59 million shares of common stock for future issuance to holders of allowed general, unsecured claims.
     In September 2005, Northwest and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of September 30, 2009, six million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
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

NOTE 10. LOSS PER SHARE
     We calculate basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share. Accordingly, the calculation of basic loss per share for the three and nine months ended September 30, 2009 and 2008, respectively, assumes there was outstanding at the beginning of each of these periods all 386 million shares contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims. Similarly, the calculation of basic loss per share for the three and nine months ended September 30, 2009 also assumes there was outstanding at the beginning of each of these periods the following shares in connection with the Merger: (1) 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots and (2) nine million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     The following table shows the reconciliation of actual shares issued and outstanding to those considered outstanding for purposes of the calculation of basic loss per share as of September 30, 2009:

(in millions)	Shares(1)

Common stock issued and outstanding	780
Less:
Unvested restricted stock	(17)
Add:
Shares reserved for future issuance under Delta’s Plan of Reorganization	59
Shares reserved for future issuance relating to Northwest’s Plan of Reorganization, after giving effect to the 1.25 exchange ratio	6

Common stock considered outstanding for purposes of loss per share calculation	828

(1)	These shares have not been weighted to reflect the period of time they were considered outstanding.
     The following table shows our computation of basic and diluted loss per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2009	2008	2009	2008

Basic and diluted:
Net loss	$(161)	$(50)	$(1,212)	$(7,484)
Weighted average shares outstanding(1)	828	396	826	396

Basic and diluted loss per share	$(0.19)	$(0.13)	$(1.47)	$(18.91)

(1)	For the three and nine months ended September 30, 2009 and 2008, we excluded from our loss per share calculation all common stock equivalents because their effect was anti-dilutive. These common stock equivalents totaled 33 million shares and 10 million shares for the three months and nine months ended September 30, 2009 and 2008, respectively.

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
     Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In accordance with GAAP, our financial results include the results of Northwest for periods after the Closing Date, but not for periods before the Closing Date. Accordingly, our financial results under GAAP for the three and nine months ended September 30, 2009 include the results of Northwest. In contrast, our financial results under GAAP for the three and nine months ended September 30, 2008 do not include the results of Northwest. This impacts the comparability of our financial results under GAAP for the three and nine months ended September 30, 2009 and 2008.
     In the accompanying “September Quarter Financial Highlights — 2009 Compared to 2008 Combined” analysis of financial information, we sometimes use information that is derived from our Consolidated Financial Statements, but that is not presented in accordance with GAAP. Certain of this information is considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. These non-GAAP financial measures include financial information for the three and nine months ended September 30, 2008 presented on a combined basis, which means the financial results for pre-Merger Delta and pre-Merger Northwest are combined beginning January 1, 2008. See “Supplemental Information” below for the reasons we use combined and other non-GAAP financial measures, as well as for a reconciliation to the corresponding financial measures under GAAP.
September Quarter Financial Highlights — 2009 Compared to 2008 Combined
     For the September 2009 quarter, we reported a net loss of $161 million. These results reflect significant weakness in the airline revenue environment due to the global recession. Our loss for the quarter also includes an $83 million non-cash loss on the extinguishment of debt, a $78 million charge for merger-related items and a $51 million charge for employee workforce reduction programs.
     Total operating revenue declined $2.0 billion, or 21%, in the September 2009 quarter on a 4% decrease in system capacity, compared with the September 2008 quarter on a combined basis. Passenger revenue accounted for $1.8 billion of the decrease. Passenger revenue per available seat mile (“PRASM”) declined 18%, as a result of a 19% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) significantly reduced demand, particularly in international markets, (2) a reduction in business demand, (3) competitive pricing pressures and (4) lower fuel surcharges due to the year-over-year decline on fuel prices.
     Volatile fuel prices continue to represent a significant risk to our business and the airline industry as a whole. While our fuel cost per gallon during the September 2009 quarter declined 44% year-over-year contributing to $1.9 billion in lower fuel expense, crude oil prices have risen 58% from December 31, 2008 to September 30, 2009. Fuel expense in the September 2009 quarter includes $226 million in losses from our fuel hedge program.
     We continue to focus on disciplined spending, productivity initiatives and accelerating Merger synergies. Our consolidated operating cost per available seat mile (“CASM”) excluding special items (as defined in “Supplemental Information” below) and fuel expense increased 2% in the September 2009 quarter, compared to the September 2008 quarter on a combined basis, on 4% lower capacity. The increase primarily reflects an increase in pension expense from a decrease in value in pension trust assets due to declines in the financial markets.

     At September 30, 2009, we had $5.5 billion in cash, cash equivalents and short-term investments and $300 million in an undrawn revolving credit facility. In September 2009, we borrowed a total of $2.1 billion under three new financings, consisting of:
•	$750 million of senior secured credit facilities, which include a $500 million first—lien revolving credit facility and a $250 million first-lien term loan facility;
•	$750 million of senior secured notes; and
•	$600 million of senior second lien notes.
     A portion of the net proceeds was used to repay in full Northwest’s approximately $900 million senior secured exit financing facility due in 2010 with the remainder of the proceeds available for general corporate purposes. The new financing agreements are guaranteed by substantially all of our subsidiaries and secured by our Pacific route authorities and certain related assets.
Business Overview
     Recent Initiatives. We believe that our diverse global network, hub structure and alliances with other airlines result in a competitive advantage over other domestic and international airlines. In 2009, we implemented a joint venture with Air France-KLM that further strengthens our transatlantic network, expanded our alliance agreement with Alaska Airlines and Horizon Air to enhance our west coast presence, and received U.S. Department of Transportation approval for a codesharing agreement with Virgin Blue, which will expand our network between the U.S. and Australia and the South Pacific.
     Expanding our presence in New York City is another key component of our network strategy. In August 2009, we announced our intention to make New York’s LaGuardia Airport a domestic hub through a slot transaction with US Airways. The agreement, which is subject to government approvals, calls for US Airways to transfer 125 operating slot pairs to us at LaGuardia and for us to transfer 42 operating slot pairs to US Airways at Reagan National Airport in Washington, D.C. In addition, we plan to swap gates at LaGuardia to consolidate all of our operations (including the Delta Shuttle) into an expanded main terminal facility with 11 additional gates. We also continue to make investments in our international operation at John F. Kennedy International Airport in New York City and explore long-term options to upgrade the facility.
     Merger Synergies. As a result of our integration efforts, we are now targeting over $700 million in synergy benefits in 2009 and continue to target $2 billion in total annual synergy benefits by 2012. Our ability to fully realize the targeted synergies is dependent on achievement of three main goals: (1) receipt of a single operating certificate from the Federal Aviation Administration, which we expect to achieve by the end of 2009, (2) integration of technologies of the two airlines, which we expect to occur in the first half of 2010 and (3) resolution of labor representation issues. Two pre-merger unions, the Association of Flight Attendants-CWA, which represented flight attendants at pre-merger Northwest Airlines, Inc., and the International Association of Machinists (“IAM”), which represented various categories of ground employees at pre-merger Northwest Airlines, Inc., only recently filed with the National Mediation Board to resolve post-merger representation issues. The IAM filed for only a portion of the workgroups it represented at Northwest Airlines, Inc. pre-merger. It is unclear when representation issues will be fully resolved in those workgroups and, therefore, when integration of those workgroups can be completed.
Outlook
     The ongoing global recession continues to place significant pressure on the airline industry. As a result, we continue to take actions intended to adapt our business to the current environment. This includes strengthening our network through the airline alliances and proposed slot transaction discussed above; right sizing our operations with passenger capacity reductions and by discontinuing dedicated freighter service; and managing costs and liquidity. We expect our system capacity in 2010 to be approximately 3% lower than in 2009.

Results of Operations—September 2009 and 2008 Quarters
Operating Revenue

					Decrease
				Increase due to	Excluding
	Three Months Ended September 30,			Northwest	Northwest
(in millions)	2009	2008	Increase	Operations	Operations

Operating Revenue:
Passenger:
Mainline	$5,122	$3,921	$1,201	$1,898	$(697)
Regional carriers	1,402	1,057	345	492	(147)

Total passenger revenue	6,524	4,978	1,546	2,390	(844)

Cargo	177	162	15	99	(84)
Other, net	873	579	294	363	(69)

Total operating revenue	$7,574	$5,719	$1,855	$2,852	$(997)

     Northwest Operations. As a result of the Merger, our results of operations for the September 2009 quarter include Northwest’s operations. The addition of Northwest to our operations increased operating revenue $2.9 billion and available seat miles (“ASMs”), or capacity, 58% for the September 2009 quarter. Northwest’s operations are not included in our results of operations for the September 2008 quarter.

		Increase (Decrease) vs.
	Three Months	Three Months Ended September 30, 2008
	Ended	Passenger
	September 30,	Mile		Load
(in millions)	2009	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$2,901	(9)%	(9)%	0.1 pts
Atlantic	1,353	(27)%	(22)%	4.9 pts
Latin America	294	(21)%	(19)%	2.3 pts
Pacific	574	(20)%	(15)%	4.5 pts

Total Mainline	5,122	(17)%	(15)%	1.8 pts
Regional carriers	1,402	(14)%	(14)%	(0.2)pts

Total passenger revenue	$6,524	(17)%	(15)%	1.6 pts

     Mainline Passenger Revenue. Mainline passenger revenue increased in the September 2009 quarter due to the inclusion of Northwest’s operations, partially offset by weakened demand for air travel from the global recession and related capacity reductions. Passenger mile yield and PRASM declined 17% and 15%, respectively.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 52% due to the inclusion of Northwest’s operations. Domestic PRASM decreased 9% as a result of a 9% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) a reduction in business demand due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to the year-over-year decline in fuel prices. Excluding Northwest’s operations, we reduced capacity by 6% for the September 2009 quarter compared to the September 2008 quarter.
•	International Passenger Revenue. International passenger revenue increased 45% due to the inclusion of Northwest’s operations. International PRASM decreased 22% as a result of a 26% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) significantly reduced demand for international travel and (2) competitive pricing pressures (especially in the Atlantic market, which has seen a decrease of 27% in passenger mile yield), primarily reflecting a significant decrease in business demand due to the global recession. Also contributing to the decrease in passenger mile yield in the Atlantic market were unfavorable foreign currency exchange rates and lower fuel surcharges due to the year-over-year decline in fuel prices. Excluding Northwest’s operations, we reduced international capacity by 3% for the September 2009 quarter compared to the September 2008 quarter.
     Regional carriers. Passenger revenue of regional carriers increased due to the inclusion of Northwest’s operations, including its Compass Airlines, Inc. and Mesaba Aviation, Inc. subsidiaries. Excluding Northwest’s operations, regional carriers’ revenue declined $147 million primarily as a result of a 14% decrease in passenger mile yield.
     Cargo. Cargo revenue increased due to the inclusion of Northwest’s operations, partially offset by the effects of capacity reductions, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline in fuel prices.
     Other, net. Other, net revenue increased primarily due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, other, net revenue decreased $69 million primarily due to (1) a reduction in ancillary business, such as our aircraft maintenance and repair service, and (2) lower administrative service charges, partially offset by increased baggage handling fees.
Operating Expense

				Increase (Decrease) due to:
	Three Months Ended September 30,			Northwest
(in millions)	2009	2008	Increase	Operations	Other

Operating Expense:
Aircraft fuel and related taxes	$1,973	$1,952	$21	$670	$(649)
Salaries and related costs	1,894	1,086	808	764	44
Contract carrier arrangements	1,009	941	68	246	(178)
Contracted services	415	272	143	183	(40)
Depreciation and amortization	385	293	92	136	(44)
Aircraft maintenance materials and outside repairs	334	273	61	130	(69)
Passenger commissions and other selling expenses	384	259	125	146	(21)
Landing fees and other rents	340	179	161	125	36
Passenger service	181	122	59	76	(17)
Aircraft rent	123	70	53	60	(7)
Restructuring and merger-related items(1)	129	24	105	—	105
Other	203	117	86	100	(14)

Total operating expense	$7,370	$5,588	$1,782	$2,636	$(854)

(1)	Includes $32 million in the September 2009 quarter for merger-related charges related to Northwest.
     Northwest Operations. As a result of the Merger, our results of operations for the September 2009 quarter include Northwest’s operations. The addition of Northwest to our operations increased operating expense $2.6 billion and capacity 58% for the September 2009 quarter. Northwest’s operations are not included in our results of operations for the September 2008 quarter.
     The operating expenses discussed below do not include the impact of Northwest’s operations for the September 2009 quarter.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $649 million primarily due to decreases of (1) $963 million associated with lower average fuel prices and (2) $87 million from a 4% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $222 million in fuel hedge losses for the September 2009 quarter, compared to $179 million in fuel hedge gains for the September 2008 quarter.

     Salaries and related costs. The $44 million increase in salaries and related costs is due to (1) higher pension expense from a decline in the value of our defined benefit plan assets as a result of market conditions and (2) pay increases for pilot and non-pilot frontline employees. This increase was partially offset by a 4% average decrease in headcount primarily related to workforce reduction programs.
     Contract carrier arrangements. Contract carrier arrangements expense decreased $178 million primarily due to a decrease of $197 million associated with lower average fuel prices which was partially offset by an increase of $17 million from a 5% increase in fuel consumption compared to the September 2008 quarter.
     Depreciation and amortization. In December 2008, we announced a multi-year extension of our co-brand credit card relationship with American Express (the “American Express Agreement”). Accordingly, we extended the useful life of the American Express Agreement intangible asset to the date the contract expires, which caused a $34 million decrease in depreciation and amortization expense.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased $69 million as a result of capacity reductions.
     Restructuring and merger-related items. Restructuring and merger-related items increased $105 million, primarily due to the following:
•	During the September 2009 quarter, we recorded a $78 million charge for merger-related items associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations. We expect to incur total cash costs of approximately $500 million over approximately three years to integrate the two airlines.
•	In the September 2009 quarter, we recorded a $51 million charge in connection with employee workforce reduction programs.
•	During the September 2008 quarter, we recorded a $14 million charge associated with the early termination of certain contract carrier arrangements and a $10 million charge primarily for merger-related expenses.
Other (Expense) Income
     Other expense, net for the September 2009 quarter was $383 million, compared to $181 million for the September 2008 quarter. This change is primarily attributable to (1) a $179 million increase in interest expense primarily due to a higher level of debt outstanding, including Northwest debt for the September 2009 quarter and the borrowing in 2008 of the entire amount of our $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”), (2) an $83 million non-cash loss for the write-off of the unamortized discount on the extinguishment of the Northwest senior secured exit financing facility (the “Bank Credit Facility”), (3) a $17 million decrease in interest income primarily from significantly reduced short-term interest rates and (4) a $77 million favorable change in miscellaneous, net due to the following:

Favorable (Unfavorable) vs.
Three Months Ended
(in millions)	September 30, 2009

Miscellaneous, net
Foreign currency exchange rates	$35
Mark-to-market adjustments on the ineffective portion of our fuel hedge contracts	30
Loss on our investment in The Reserve Primary Fund in 2008	13
Northwest miscellaneous, net for the three months ended September 30, 2009	9
Other	(10)

Total miscellaneous, net	$77

Income Taxes
     We recorded an income tax benefit of $18 million for the September 2009 quarter, primarily related to a refund of income tax partially offset by international and state income taxes. We did not record an income tax benefit as a result of our loss for the September 2009 and 2008 quarters. The deferred tax asset resulting from those net operating losses are fully reserved by a valuation allowance.
Results of Operations—Nine Months Ended September 30, 2009 and 2008
Operating Revenue

					Increase
					(Decrease)
				Increase due to	Excluding
	Nine Months Ended September 30,			Northwest	Northwest
(in millions)	2009	2008	Increase	Operations	Operations

Operating Revenue:
Passenger:
Mainline	$14,053	$10,609	$3,444	$5,494	$(2,050)
Regional carriers	3,975	3,239	736	1,397	(661)

Total passenger revenue	18,028	13,848	4,180	6,891	(2,711)

Cargo	535	456	79	275	(196)
Other, net	2,695	1,680	1,015	906	109

Total operating revenue	$21,258	$15,984	$5,274	$8,072	$(2,798)

     Northwest Operations. As a result of the Merger, our results of operations for the nine months ended September 30, 2009 include Northwest’s operations. The addition of Northwest to our operations increased operating revenue $8.1 billion and capacity 59% for the nine months ended September 30, 2009. Northwest’s operations are not included in our results of operations for the nine months ended September 30, 2008.

		Increase (Decrease) vs.
	Nine Months	Nine Months Ended September 30, 2008
	Ended	Passenger
	September 30,	Mile		Load
(in millions)	2009	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$8,200	(10)%	(9)%	0.7 pts
Atlantic	3,327	(24)%	(23)%	0.3 pts
Latin America	974	(15)%	(17)%	(1.8)pts
Pacific	1,552	(15)%	(10)%	3.8 pts

Total Mainline	14,053	(15)%	(15)%	0.4 pts
Regional carriers	3,975	(13)%	(15)%	(1.8) pts

Total passenger revenue	$18,028	(15)%	(15)%	0.1 pts

     Mainline Passenger Revenue. Mainline passenger revenue increased in the nine months ended September 30, 2009 due to the inclusion of Northwest’s operations, partially offset by weakened demand for air travel from the global recession, the effects of the H1N1 virus and related capacity reductions. Passenger mile yield and PRASM both declined 15%.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 52% due to the inclusion of Northwest’s operations. Domestic PRASM decreased 9% as a result of an 10% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) a reduction in business demand due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to the year-over-year decline in fuel prices. Excluding Northwest’s operations, we reduced capacity by 8% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
•	International Passenger Revenue. International passenger revenue increased 51% due to the inclusion of Northwest’s operations. International PRASM decreased 21% as a result of a 21% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) significantly reduced demand for international travel, (2) competitive pricing pressures (especially in the Atlantic market, which has seen a decrease of 24% in passenger mile yield), primarily reflecting a significant decrease in business demand due to the global recession and (3) the impact of the H1N1 virus, most notably in the Pacific and Latin American markets. Also contributing to the decrease in passenger mile yield in the Atlantic market were unfavorable foreign currency exchange rates and lower fuel surcharges due to the year-over-year decline in fuel prices.
     Regional carriers. Passenger revenue of regional carriers increased due to the inclusion of Northwest’s operations, including its Compass Airlines, Inc. and Mesaba Aviation, Inc. subsidiaries. Excluding Northwest’s operations, regional carriers’ revenue declined $661 million primarily as a result of a 13% decrease in passenger mile yield and 9% decrease in traffic on an 8% decrease in capacity.
     Cargo. Cargo revenue increased due to the inclusion of Northwest’s operations, partially offset by the effects of capacity reductions, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline in fuel prices. During the nine months ended September 30, 2009, we grounded four dedicated freighter B-747-200F aircraft as part of our plan to retire that fleet by December 31, 2009.
     Other, net. Other, net revenue increased primarily due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, other, net revenue increased $109 million primarily due to new or increased administrative service charges and baggage handling fees and higher SkyMiles program revenue.

Operating Expense

				Increase (Decrease) due to:
	Nine Months Ended September 30,		Increase	Northwest
(in millions)	2009	2008	(Decrease)	Operations	Other

Operating Expense:
Aircraft fuel and related taxes	$5,678	$5,052	$626	$1,855	$(1,229)
Salaries and related costs	5,652	3,269	2,383	2,245	138
Contract carrier arrangements	2,882	2,836	46	658	(612)
Contracted services	1,249	783	466	549	(83)
Depreciation and amortization	1,152	892	260	389	(129)
Aircraft maintenance materials and outside repairs	1,150	836	314	438	(124)
Passenger commissions and other selling expenses	1,069	732	337	445	(108)
Landing fees and other rents	971	519	452	404	48
Passenger service	477	311	166	191	(25)
Aircraft rent	363	201	162	178	(16)
Impairment of goodwill and other intangible assets	—	7,296	(7,296)	—	(7,296)
Restructuring and merger-related items(1)	286	144	142	—	142
Other	607	330	277	307	(30)

Total operating expense	$21,536	$23,201	$(1,665)	$7,659	$(9,324)

(1)	Includes $116 million for the nine months ended September 30, 2009 for merger-related charges related to Northwest.
     Northwest Operations. As a result of the Merger, our results of operations for the nine months ended September 30, 2009 include Northwest’s operations. The addition of Northwest to our operations increased operating expense $7.7 billion and capacity 59% for the nine months ended September 30, 2009. Northwest’s operations are not included in our results of operations for the nine months ended September 30, 2008.
     The operating expenses discussed below do not include the impact of Northwest’s operations for the nine months ended September 30, 2009.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $1.2 billion primarily due to (1) $2.7 billion associated with lower average fuel prices and (2) $321 million from a 6% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $1.2 billion in fuel hedge losses for the nine months ended September 30, 2009, compared to $533 million in fuel hedge gains for the nine months ended September 30, 2008.
     Salaries and related costs. The $138 million increase in salaries and related costs reflects (1) higher pension expense from a decline in the value of our defined benefit plan assets as a result of market conditions, (2) Delta airline tickets awarded to employees as part of an employee recognition program and (3) pay increases for pilot and non-pilot frontline employees. These increases were partially offset by an 7% average decrease in headcount primarily related to workforce reduction programs.
     Contract carrier arrangements. Contract carrier arrangements expense decreased $612 million primarily due to decreases of (1) $521 million associated with lower average fuel prices and (2) $58 million from a 5% decline in fuel consumption due to capacity reductions.
     Depreciation and amortization. In December 2008, we announced a multi-year extension of our American Express Agreement. Accordingly, we extended the useful life of the American Express Agreement intangible asset to the date the contract expires, which caused a $102 million decrease in depreciation and amortization expense.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased $124 million as a result of capacity reductions.
     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses decreased $108 million in connection with the decrease in passenger revenue.

     Impairment of goodwill and other intangible assets. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. During the June 2008 quarter, we finalized the impairment test and recorded an additional non-cash charge of $839 million. In addition, we also recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.
     Restructuring and merger-related items. Restructuring and merger-related items increased $142 million, primarily due to the following:
•	During the nine months ended September 30, 2009, we recorded a $185 million charge for merger-related items associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations. We expect to incur total cash costs of approximately $500 million over approximately three years to integrate the two airlines.
•	For the nine months ended September 30, 2009, we recorded a $101 million charge in connection with employee workforce reduction programs.
•	During the nine months ended September 30, 2008, we recorded $114 million in restructuring and related charges in connection with voluntary workforce reduction programs. In addition, we recorded charges of $14 million associated with the early termination of certain contract carrier arrangements, $9 million for merger-related expenses and $7 million related to the closure of certain facilities.
Other (Expense) Income
     Other expense, net for the nine months ended September 30, 2009 was $948 million, compared to $386 million for the nine months ended September 30, 2008. This change is primarily attributable to (1) a $523 million increase in interest expense primarily due to a higher level of debt outstanding, including Northwest debt for the nine months ended September 30, 2009 and the borrowing in 2008 of the entire amount of our $1.0 billion Exit Revolving Facility, (2) an $83 million non-cash loss for the write-off of the unamortized discount on the extinguishment of the Bank Credit Facility, (3) a $50 million decrease in interest income primarily from significantly reduced short-term interest rates and (4) a $94 million favorable change in miscellaneous, net due to the following:

Favorable (Unfavorable) vs.
Nine Months Ended
(in millions)	September 30, 2009

Miscellaneous, net
Mark-to-market adjustments on the ineffective portion of our fuel hedge contracts	$36
Northwest miscellaneous, net for the nine months ended September 30, 2009	32
Foreign currency exchange rates	19
Loss on our investment in The Reserve Primary Fund in 2008	13
Other	(6)

Total miscellaneous, net	$94

Income Taxes
     We recorded an income tax benefit of $14 million for the nine months ended September 30, 2009, primarily related to a refund of income tax partially offset by international and state income taxes. We did not record an income tax benefit as a result of our loss for the nine months ended September 30, 2009. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
     We recorded an income tax benefit of $119 million for the nine months ended September 30, 2008 as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our loss for the nine months ended September 30, 2008. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.

Operating Statistics
     The following table sets forth our operating statistics for the three months ended September 30, 2009 and 2008:

	2009						2008
	Consolidated		Delta		Northwest		Delta

Consolidated:
Revenue passenger miles (“RPMs”) (millions)(1)	53,371		33,279		20,092		33,991
ASMs (millions)(1)	62,234		38,702		23,532		40,371
Passenger mile yield(1)	12.22	¢	12.42	¢	11.90	¢	14.65	¢
PRASM(1)	10.48	¢	10.68	¢	10.16	¢	12.33	¢
CASM(1)	11.84	¢	12.15	¢	11.34	¢	13.84	¢
Passenger load factor(1)	85.8%		86.0%		85.4%		84.2%
Fuel gallons consumed (millions) (1)	1,043		640		403		660
Average price per fuel gallon, net of hedging activity(1)	$2.13		$2.33		$1.81		$3.52
Full-time equivalent employees, end of period	81,740		50,409		31,331		52,386
Mainline:
RPMs (millions)	46,552		28,856		17,696		29,550
ASMs (millions)	53,772		33,270		20,502		34,874
CASM	10.87	¢	11.07	¢	10.54	¢	12.26	¢

(1)	Includes the operations under contract carrier agreements with our regional air carriers and wholly-owned subsidiaries Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”).
     The following table sets forth our operating statistics for the nine months ended September 30, 2009 and 2008:

	2009						2008
	Consolidated		Delta		Northwest		Delta

Consolidated:
RPMs (millions)(1)	145,384		89,502		55,882		94,464
ASMs (millions)(1)	177,003		109,366		67,637		115,198
Passenger mile yield(1)	12.40	¢	12.44	¢	12.33	¢	14.66	¢
PRASM(1)	10.19	¢	10.18	¢	10.19	¢	12.02	¢
CASM(1)	12.17	¢	12.58	¢	11.50	¢	20.14	¢
Passenger load factor(1)	82.1%		81.8%		82.6%		82.0%
Fuel gallons consumed (millions) (1)	2,951		1,790		1,161		1,896
Average price per fuel gallon, net of hedging activity(1)	$2.15		$2.41		$1.74		$3.23
Full-time equivalent employees, end of period	81,740		50,409		31,331		52,386
Mainline:
RPMs (millions)	126,169		77,137		49,032		80,903
ASMs (millions)	152,141		93,583		58,558		98,046
CASM	11.30	¢	11.55	¢	10.90	¢	19.62	¢

(1)	Includes the operations under contract carrier agreements with our regional air carriers and wholly-owned subsidiaries Comair, Compass and Mesaba.

Fleet Information
     Our active fleet, orders, options and rolling options at September 30, 2009 are summarized in the following table.

	Current Fleet
		Capital	Operating		Average				Rolling
Aircraft Type	Owned	Lease	Lease	Total	Age	Orders(2)		Options(3)	Options(3)

Passenger Aircraft:
B-737-700	9	—	—	9	0.7	1		—	—
B-737-800	71	—	—	71	8.9	27	(1)	60	106
B-747-400	4	—	12	16	15.9	—		—	—
B-757-200	87	34	43	164	16.6	—		—	—
B-757-300	16	—	—	16	6.6	—		—	—
B-767-300	4	—	11	15	18.2	—		—	—
B-767-300ER	48	—	9	57	13.4	—		5	—
B-767-400ER	21	—	—	21	8.6	—		11	—
B-777-200ER	8	—	—	8	9.7	—		—	—
B-777-200LR	8	—	—	8	0.7	2		23	—
A319-100	55	—	2	57	7.7	5		—	—
A320-200	41	—	28	69	14.6	2		—	—
A330-200	11	—	—	11	4.5	—		—	—
A330-300	20	—	—	20	4.0	—		—	—
MD-88	63	33	21	117	19.2	—		—	—
MD-90	16	—	—	16	13.8	2		—	—
DC-9	69	—	—	69	36.2	—		—	—

Total Passenger Aircraft	551	67	126	744	15.4	39		99	106

Freighter Aircraft:
B-747-200F (4)	3	—	3	6	24.3	—		—	—

Total Mainline Aircraft	554	67	129	750	15.5	39		99	106

Regional Aircraft:
CRJ-100	21	13	38	72	12.0	—		—	—
CRJ-200	2	—	25	27	6.6	—		—	—
CRJ-700	15	—	—	15	5.6	—		—	—
CRJ-900	54	—	—	54	1.4	—		5	—
SAAB 340B+	—	—	47	47	13.6	—		—	—
EMB 175	36	—	—	36	1.5	—		23	—

Total Regional Aircraft	128	13	110	251	7.6	—		28	—

Total Aircraft	682	80	239	1,001	13.6	39		127	106

(1)	Includes 25 aircraft that we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.

(2)	Excludes our order of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

(3)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

(4)	We intend to ground the entire dedicated cargo freighter fleet by December 31, 2009 due to its age and inefficiency.

     The above table:
•	Excludes all grounded aircraft, including 11 B-757-200, four B-747-200F, three B-767-300, two DC-9, two CRJ-100, two CRJ-200, two SAAB 340B+, and one A330-300 aircraft, which were grounded during the nine months ended September 30, 2009; and

•	Excludes 156 CRJ-200, 12 CRJ-700, and 10 CRJ-900 aircraft, which are operated by our third party contract carriers and included in the third party contract carriers’ table below.
     During the nine months ended September 30, 2009, we accepted delivery of eight CRJ-900, six B-777-200LR, six B-737-800, four B-737-700 and one MD-90 aircraft. The six B-737-800 aircraft were immediately sold to third parties. All eight CRJ-900 aircraft are being flown by a third party contract carrier. In addition, we sold 10 B-757-200, two DC-9 aircraft, one EMB-120 and one ATR-72 aircraft during the nine months ended September 30, 2009.
     The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at September 30, 2009:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	EMB-145	EMB-170	EMB-175	Total

Atlantic Southeast Airlines, Inc.	112	38	10	—	—	—	160
SkyWest Airlines, Inc.	52	13	21	—	—	—	86
Chautauqua Airlines, Inc.	—	—	—	24	—	—	24
Freedom Airlines, Inc.	—	—	—	22	—	—	22
Shuttle America Corporation	—	—	—	—	1	16	17
Pinnacle Airlines, Inc.	126	—	16	—	—	—	142

Total	290	51	47	46	1	16	451

Financial Condition and Liquidity
     We expect to meet our cash needs for the next twelve months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. Our cash and cash equivalents and short-term investments were $5.5 billion at September 30, 2009. In addition, we have an undrawn $300 million revolving credit facility (the “Northwest Revolving Credit Facility”), which terminates on December 30, 2009. With respect to our aircraft order commitments at September 30, 2009, we have financing commitments from third parties, cancellation rights or definitive agreements to sell certain aircraft to third parties immediately following delivery of those aircraft to us by the manufacturer.
     Due to the global economic recession, we have experienced weaker demand for air travel, which has negatively affected our revenues. As a result, the decrease in revenues has negatively impacted our liquidity. In an effort to lessen the impact of the global recession, we continue to implement initiatives to reduce costs, increase revenues and preserve liquidity, primarily including reducing capacity to align with declining demand, workforce reduction programs and acceleration of merger synergy benefits.
     If we need to access the credit markets, our ability to obtain such financing on acceptable terms for future needs could be affected by the fact that substantially all of our assets are subject to liens.
     As of December 31, 2008, our defined benefit pension plans had an estimated benefit obligation of approximately $15.9 billion and were funded through assets with a value of approximately $7.3 billion. We estimate that our funding requirements for our defined benefit pension plans, which are governed by the Employee Retirement Income Security Act (“ERISA”) and have been frozen for future benefit accruals, are approximately $200 million in 2009 and $650 million in 2010. The increase in required funding is due primarily to the decline in the investment markets in 2008, which negatively affected the value of our pension assets. Projections of future funding requirements are based on numerous assumptions, including the performance of assets in the plan. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.

Significant Liquidity Events
     Significant liquidity events during the nine months ended September 30, 2009 are as follows:
•	In September 2009, we borrowed a total of $2.1 billion under three new financings, consisting of: (1) $750 million of senior secured credit facilities, which include a $500 million first-lien revolving credit facility and a $250 million first-lien term loan facility; (2) $750 million of senior secured notes; and (3) $600 million of senior second lien notes. A portion of the net proceeds was used to repay in full the Bank Credit Facility due in 2010 with the remainder of the proceeds available for general corporate purposes.

•	Also in September 2009, we amended the Northwest Revolving Credit Facility to, among other things, reduce its borrowing limit from $500 million to $300 million and change its maturity date to December 30, 2009.
     For additional information about these events, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.
Sources and Uses of Cash
Cash flows from operating activities
     Cash provided by operating activities totaled $1.5 billion for the nine months ended September 30, 2009, primarily reflecting (1) the return from counterparties of $1.1 billion of hedge margin primarily used to settle hedge losses during the period and (2) $296 million in net income after adjusting for non-cash items such as depreciation and amortization.
     Cash provided by operating activities totaled $282 million for the nine months ended September 30, 2008, primarily reflecting (1) a $1.5 billion increase in operating revenue and (2) a $478 million increase in advance ticket sales. These increases were partially offset by (1) an increase in fuel payments from the impact of record high fuel prices, (2) the payment of $298 million in premiums for fuel hedge derivatives entered into during 2008 and (3) the payment of $158 million under our broad-based employee profit sharing plan.
Cash flows from investing activities
     Cash used in investing activities totaled $649 million for the nine months ended September 30, 2009, primarily reflecting (1) net investments of $547 million for flight equipment and advanced payments for aircraft order commitments and $185 million for ground property and equipment and (2) a $124 million increase in restricted cash primarily associated with the cash collateralization of certain letters of credit. Cash used in investing activities was partially offset by (1) a $121 million distribution of our investment in The Reserve Primary Fund (the “Primary Fund”) and (2) $86 million of proceeds from the sale of flight equipment.
     Cash used in investing activities totaled $1.9 billion for the nine months ended September 30, 2008, primarily reflecting (1) an $818 million redesignation of our investment in the Primary Fund from cash and cash-equivalents to short-term investments, (2) investments of $1.1 billion for flight equipment and advanced payments for aircraft order commitments and (3) $160 million for ground property and equipment, partially offset by $110 million of proceeds from the sale of flight equipment.
Cash flows from financing activities
     Cash provided by financing activities totaled $338 million for the nine months ended September 30, 2009, primarily reflecting $2.5 billion in proceeds from long-term debt and aircraft financing, largely associated with the issuance of $2.1 billion under three new financings (as discussed above), partially offset by the repayment of $2.1 billion in long-term debt and capital lease obligations, including the Bank Credit Facility.
     Cash provided by financing activities totaled $1.1 billion for the nine months ended September 30, 2008, primarily reflecting (1) a $1.0 billion borrowing under our first-lien revolving credit facility, and (2) $1.0 billion in proceeds from aircraft financing, partially offset by the repayment of $857 million in long-term debt and other scheduled principal payments on long-term debt and capital lease obligations.

Application of Critical Accounting Policies
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133.” The standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years and interim periods. We adopted this standard on January 1, 2009.
     In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” The standard amends required disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. We adopted this standard on April 1, 2009.
Critical Accounting Estimates
     For information regarding our Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Supplemental Information
     Under GAAP, we do not include in our Consolidated Financial Statements the results of Northwest prior to the completion of the Merger. Accordingly, our financial results under GAAP for the three and nine months ended September 30, 2008, do not include the results of Northwest for that period. This impacts the comparability of our financial statements under GAAP for the three and nine months ended September 30, 2009 and 2008. Financial results on a combined basis for the three and nine months ended September 30, 2008 include the financial results for both Delta and Northwest as if the Merger had occurred on January 1, 2008. We believe presenting this financial information on a combined basis provides useful information for comparing our year-over-year financial performance.

	Delta	Northwest	Combined
	Three Months Ended	Three Months Ended	Three Months Ended
(in millions)	September 30, 2008	September 30, 2008	September 30, 2008

Total passenger revenue	$4,978	$3,351	$8,329
Cargo	162	202	364
Other, net	579	260	839

Total operating revenue	$5,719	$3,813	$9,532

	GAAP	Delta	Northwest	Combined
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
(in millions)	September 30, 2009	September 30, 2008	September 30, 2008	September 30, 2008

Aircraft fuel and related taxes	$1,973	$1,952	$1,946	$3,898
Out-of-period fuel hedges	—	—	(250)	(250)
Contract carrier aircraft fuel	251	368	129	497

Total fuel expense	$2,224	$2,320	$1,825	$4,145

September 2009 Quarter vs.
September 2008 Quarter

September 2009 quarter average price per fuel gallon, net of hedging activity	$2.13

September 2008 quarter combined fuel gallons consumed (in millions)	1,089
September 2008 quarter combined average price per fuel gallon, net of hedging activity	$3.81

Change year-over-year in fuel price per gallon	(44)%

	September 2009 Quarter vs.
	September 2008 Quarter

September 2009 quarter PRASM	10.48	¢

September 2008 quarter combined ASMs (in millions)	65,092
September 2008 quarter combined quarter PRASM	12.80	¢

Change year-over-year in PRASM	(18)%

	September 2009 Quarter vs.
	September 2008 Quarter

September 2009 quarter passenger mile yield	12.22	¢

September 2008 quarter combined revenue passenger miles (in millions)	55,133
September 2008 quarter combined passenger mile yield	15.11	¢

Change year-over-year in combined passenger mile yield	(19)%

     We present CASM excluding fuel expense and related taxes because management believes the volatility in fuel prices impacts the comparability of year-over-year financial performance. In addition, we exclude special items because management believes the exclusion of these items is helpful to investors to evaluate the company’s recurring operational performance.
     CASM and Combined CASM exclude ancillary businesses as these businesses are not associated with the generation of a seat mile. These businesses include expenses related to our providing maintenance and staffing services to third parties, our dedicated freighter operations and our vacation wholesale operations.

	Consolidated		Combined
	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008

CASM	11.84	¢	14.78	¢
Ancillary businesses	(0.28)		(0.48)

CASM excluding items not related to generation of a seat mile	11.56	¢	14.30	¢
Items excluded:
Restructuring and merger-related items	(0.21)		(0.08)
Mark-to-market adjustments to fuel hedges settling in future periods	—		(0.39)

CASM excluding special items	11.35	¢	13.83	¢
Fuel expense and related taxes	(3.53)		(6.20)

CASM excluding fuel expense and related taxes and special items	7.82	¢	7.63	¢

	Delta	Northwest	Consolidated	Delta
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
(in millions)	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2008

Consolidated operating expense	$4,702	$2,668	$7,370	$5,588
Less regional carriers operating expense	(1,016)	(511)	(1,527)	(1,312)

Mainline operating expense	$3,686	$2,157	$5,843	$4,276

	Delta	Northwest	Consolidated	Delta
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
(in millions)	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2008

Consolidated operating expense	$13,761	$7,775	$21,536	$23,201
Less regional carriers operating expense	(2,952)	(1,395)	(4,347)	(3,963)

Mainline operating expense	$10,809	$6,380	$17,189	$19,238

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
     As of September 30, 2009, our open fuel hedge position for the three months ending December 31, 2009 and the year ending December 31, 2010 is as follows:

			Contract Fair
			Value at
	Weighted	Percentage of	September 30,
	Average Contract	Projected	2009 Based Upon
	Strike Price	Fuel Requirements	$71 per Barrel of
(in millions, unless otherwise stated)	per Gallon	Hedged	Crude Oil

2009
Heating oil
Call options	$1.88	4%	$4
Crude Oil
Call options	2.05	16%	3
Jet Fuel
Call options	1.83	2%	3
Swaps	1.66	17%	27

Total		39%	$37

2010
Crude oil
Call options	$1.70	10%	$108
Swaps	1.64	NM	1
Collars — cap/floor	1.63 / 1.43	1%	4

Total		11%	$113

     Aircraft fuel and related taxes, including our contract carriers, accounted for $6.3 billion, or 29%, of total operating expense, including $1.3 billion of fuel hedge losses, for the nine months ended September 30, 2009. The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for the three months ending December 31, 2009 and the year ending December 31, 2010 based on the impact of our open fuel hedge contracts at September 30, 2009 assuming the following per barrel of crude oil sensitivities:

	Three months ending December 31, 2009			Year ending December 31, 2010			Fuel Hedge Margin
	(Increase)			(Increase)			Received
	Decrease to Fuel	Hedge Gain		Decrease to Fuel	Hedge Gain		from (Posted to)
(in millions)	Expense(1)	(Loss)(2)	Net impact	Expense(3)	(Loss)(2)	Net impact	Counterparties

$40 / barrel	$775	$(84)	$691	$3,150	$(17)	$3,133	$(36)
$60 / barrel	337	(10)	327	1,371	16	1,387	—
$80 / barrel	(100)	79	(21)	(407)	133	(274)	84
$100 / barrel	(538)	229	(309)	(2,185)	309	(1,876)	289

(1)	Projection based upon the (increase) decrease to fuel expense as compared to the estimated crude price per barrel of $75 and estimated aircraft fuel consumption of 919 million gallons for the three months ending December 31, 2009.

(2)	Projection based upon average futures prices per gallon by contract settlement month.

(3)	Projection based upon the (increase) decrease to fuel expense as compared to the estimated crude price per barrel of $80 and estimated aircraft fuel consumption of 3.7 billion gallons for the year ending December 31, 2010.

ITEM 4. Controls and Procedures
     Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2009 to ensure that material information was accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended September 30, 2009, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
October 26, 2009

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
     We believe the claims in all of these cases are without merit and are vigorously defending these lawsuits. All cases have been consolidated for pre-trial proceedings in the Northern District of Georgia by the Multi-District Litigation Panel.
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
     On May 3, 2007, the parties to the Cincinnati Airport Settlement Agreement implemented that agreement in accordance with its terms. A small group of 1992 Bondholders (the “Objecting Bondholders”) challenged the settlement in the U.S. District Court for the Southern District of New York (the “District Court”). In August 2007, the District Court affirmed the Bankruptcy Court’s order approving the settlement. The Objecting Bondholders appealed to the U.S. Court of Appeals for the Second Circuit, which in February 2009 upheld the District Court’s decision, and subsequently denied the Objecting Bondholders’ petition for a rehearing en banc. The Objecting Bondholders have filed a petition for a writ of certiorari with the U.S. Supreme Court.

Delta Family-Care Savings Plan Litigation
     On March 16, 2005, a retired Delta employee filed an amended class action complaint in the U.S. District Court for the Northern District of Georgia against Delta, certain current and former Delta officers and certain current and former Delta directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2004 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty. The District Court stayed the action against Delta due to Delta’s Chapter 11 proceedings and granted a motion to dismiss filed by the individual defendants. The Bankruptcy Court has ruled that a class claim filed against Delta in its Chapter 11 proceedings will be subordinated to any claim related to equity interests in Delta, which did not receive any distribution pursuant to the Plan of Reorganization. This ruling and the order granting the motion to dismiss the claim against the individual defendants are currently subject to appeal.
Canadian Passenger Surcharge Antitrust Litigation
     On July 31, 2009, two parallel putative class actions were filed against a number of Canadian, Asian, European, and U.S. carriers (including Delta) in the Ontario Superior Court of Justice. Both allege that the defendants colluded to fix the price of passenger surcharges, in Canada-Asia and Canada-Europe markets respectively. There are no allegations in the Complaints of any specific act by Delta in furtherance of either conspiracy. The Complaints seek damages in excess of $100 million. We believe the allegations against Delta are without merit and intend to vigorously defend these cases.
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
     Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices have increased substantially in the last five years and spiked at record high levels in 2008 before falling dramatically during the latter part of 2008. In 2008, our average fuel price per gallon rose 41% to $3.16, as compared to an average price of $2.24 in 2007, which was 6% higher than our average price of $2.12 in 2006 and significantly higher than fuel prices in the earlier part of this decade. Fuel costs represented 38%, 31% and 30% of our operating expense in 2008, 2007 and 2006, respectively. Total operating expense for 2008 reflects a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges. Including these charges, fuel costs accounted for 28% of total operating expense. Our average fuel price per gallon was $2.15 for the first nine months of 2009, and fuel costs represented 29% of operating expense for that period. Fuel costs have had a significant negative effect on our results of operations and financial condition.
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
     As the effects of the global economic recession have been felt in our domestic and international markets, we are experiencing significantly weaker demand for air travel. Our demand began to slow during the December 2008 quarter and global economic conditions in 2009 are substantially reducing U.S. airline industry revenues in 2009 compared to 2008. As a result, we are reducing our consolidated capacity by 7 to 9% in 2009 compared to the combined capacity of Delta and Northwest during 2008 (which reflects planned domestic and international capacity reductions of 7 to 9%). Demand for air travel could remain weak or even continue to fall if the global economic recession continues for an extended period, and overall demand could fall lower than we are able prudently to reduce capacity. The weakness in the United States and international economies is having a significant negative impact on our results of operations and could continue to have a significant negative impact on our future results of operations.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
     The credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. For example, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the credit crisis could have an impact on our fuel hedging contracts or our interest hedging contracts if counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.
     The financial crisis and economic downturn have also resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. As of December 31, 2008, the defined benefit pension plans had an estimated benefit obligation of approximately $15.9 billion and were funded through assets with a value of approximately $7.3 billion. We estimate that our funding requirements for our defined benefit pension plans, which are governed by ERISA and have been frozen for future accruals, are approximately $200 million in 2009 and $650 million in 2010. The significant increase in required funding is due primarily to the decline in the investment markets in 2008, which negatively affected the value of our pension assets. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.
Our obligation to post collateral in connection with our fuel hedge contracts may have a substantial impact on our short-term liquidity.
     Under fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. For example, at December 31, 2008, our counterparties required us to fund $1.2 billion of fuel hedge margin. If fuel prices fall significantly below the levels at the time we enter into hedging contracts, we may be required to post a significant amount of collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and short-term investments.
Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
     We have substantial indebtedness, which could:
•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our payment and other obligations under our indebtedness;

•	limit our ability to borrow additional money for working capital, restructurings, capital expenditures, research and development, investments, acquisitions or other purposes, if needed, and increasing the cost of any of these borrowings;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	reduce our flexibility in planning for or responding to changing business and economic conditions; and/or

•	limit our flexibility in responding to changing business and economic conditions, including increase competition and demand for new services, placing us at a disadvantage when compared to our competitors that have less debt, and making us more vulnerable than our competitors who have less debt to a downturn in our business, industry or the economy in general.
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
Agreements governing our debt, including credit agreements and indentures, include financial and other covenants that impose restrictions on our financial and business operations.
     Our credit facilities and indentures for secured notes have various financial and other covenants that require us to maintain, depending on the particular agreement, minimum fixed charge coverage ratios, minimum unrestricted cash reserves and/or minimum collateral coverage ratios. The value of the collateral that has been pledged in each facility may change over time, including due to factors that are not under our control, resulting in a situation where we may not be able to maintain the collateral coverage ratio. In addition, the credit facilities and indentures contain other negative covenants customary for such financings. If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. These covenants are subject to important exceptions and qualifications.
     The credit facilities and indentures also contain other events of default customary for such financings. If an event of default were to occur, the lenders or the trustee could, among other things, declare outstanding amounts due and payable, and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance the borrowings or notes under any of the credit facilities if such amounts were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under any of the credit facilities or the indentures could also result in an event of default under other of our financing agreements.
Employee strikes and other labor-related disruptions may adversely affect our operations.
     Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. As of September 30, 2009, approximately 39% of our workforce was unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.
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
     Our merger with Northwest involved the combination of two companies which operated as independent public companies prior to the merger. We are devoting significant attention and resources to integrating our business practices and operations in order to achieve the benefits of the merger, including expected synergies. If we are unable to integrate our business practices and operations in a manner that allows us to achieve the anticipated revenue and cost synergies, or if achievement of such synergies takes longer or costs more than expected, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, it is possible that the integration process could result in the loss of key employees, diversion of management’s attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results. We expect to incur total cash costs of approximately $500 million over approximately three years to integrate the two airlines.
Completion of the integration of the Delta and Northwest Airlines, Inc. workforces may present significant challenges.
     The successful integration of Delta and Northwest and achievement of the anticipated benefits of the merger depend significantly on integrating Delta’s and Northwest Airlines, Inc.’s employee groups and on maintaining productive employee relations. While integration of a number of the workgroups (including pilots and aircraft maintenance technicians) is proceeding, completion of the integration of certain workgroups (including flight attendants, airport employees and reservations employees) of the two pre-merger airlines will require the resolution of potentially difficult issues, including, but not limited to the process and timing for determining whether the combined post-merger workgroups wish to have union representation. Unexpected delay, expense or other challenges to integrating the workforces could impact the expected synergies from the combination of Delta and Northwest and affect our financial performance.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     Our business is heavily dependent on our operations at the Atlanta airport and at our other hub airports in Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Paris-Charles de Gaulle, Amsterdam and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at the Atlanta airport or at one of our other hubs could have a serious impact on our business, financial condition and results of operations.
We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology or integrate the systems and technologies of Delta and Northwest, our business may be adversely affected.
     We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in delta.com, check-in kiosks and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. These initiatives will continue to require significant capital investments in our technology infrastructure to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected. In addition, we may face challenges associated with integrating complex systems and technologies that support the separate operations of Delta and Northwest. If we are unable to manage these challenges effectively, our business and results of operations could be negatively affected.

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
     Most of the tickets we sell are paid for by customers who use credit cards. Our credit card processing agreements provide that no holdback of receivables or reserve is required except in certain circumstances, including if we do not maintain a required level of unrestricted cash. If circumstances were to occur that would allow American Express or our Visa/MasterCard processor to initiate a holdback, the negative impact on our liquidity likely would be material.
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
     In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
     As of September 30, 2009, Delta reported a consolidated federal and state NOL carryforward of approximately $16.5 billion. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 as a result of the merger, the issuance of equity to employees in connection with the merger and other transactions involving the sale of our common stock within the testing period.

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
Our merger with Northwest affects the comparability of our historical financial results.
     On October 29, 2008, a subsidiary of Delta merged with and into Northwest. Our historical financial results under GAAP include the results of Northwest for periods after October 29, 2008, but not for periods before October 29, 2008. Accordingly, while our financial results for the nine months ended September 30, 2009 include the results of Northwest for the entire period, our financial results for the year ended December 31, 2008 include the results of Northwest only for the period from October 30 to December 31, 2008. In addition, our financial results for the nine months ended September 30, 2008 and all prior periods do not include the results of Northwest. This complicates your ability to compare our results of operations and financial condition for periods that include Northwest’s results with periods that do not.
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
     Low-cost carriers, including Southwest, AirTran and JetBlue, have placed significant competitive pressure on us in the United States and on other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected. In light of increased jet fuel costs and other issues in recent years, we expect consolidation to occur in the airline industry. As a result of consolidation, we may face significant competition from larger carriers that may be able to generate higher amounts of revenue and compete more efficiently.
     In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others and which Continental has announced its intention to join in October 2009) and the oneworld Alliance (among American Airlines, British Airways and others) have also significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement between the United States and the Member States of the European Union, has accelerated this trend. Negotiations are under way between the United States and other countries, such as Japan, regarding similar agreements with countries, which, if effectuated, could significantly increase competition in these markets.

The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.
     The rapid spread of a contagious illness, such as the H1N1 flu virus, can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. Further acceleration of the spread of H1N1 during the flu season in the Northern Hemisphere could have a significant adverse impact on the demand for air travel and as a result our financial results in addition to the impact that we experienced during the spring of 2009. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational problems resulting from the rapid spread of contagious illnesses in any part of the world in which we operate may have a materially adverse impact on our business and results of operations.
Terrorist attacks or international hostilities may adversely affect our business, financial condition and operating results.
     The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, would negatively affect us and the airline industry. The potential negative effects include increased security, insurance and other costs and lost revenue from increased ticket refunds and decreased ticket sales. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States.
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
     Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast United States, have included concepts such as “congestion-based” landing fees, “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. Furthermore, events related to extreme weather delays have caused Congress and the U.S. Department of Transportation to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The enactment of such proposals could have a significant negative impact on our operations. In addition, some states have also enacted or considered enacting such regulations.
     Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission is seeking to impose an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States. Laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results.

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
Our insurance costs have increased substantially as a result of the September 11, 2001 terrorist attacks, and further increases in insurance costs or reductions in coverage could have a material adverse impact on our business and operating results.
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2010. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the merger of Delta and Northwest, we entered into agreements with the Air Line Pilots Association, International (“ALPA”) and the Delta and Northwest units of ALPA that cover Delta and Northwest pilots to issue a total of 49,619,919 shares of Delta common stock, 48,582,302 of which we issued directly to the pilots in March 2009 pursuant to a registration statement on Form S-8. Pursuant to these agreements, the remaining 1,037,617 shares that we agreed to issue to or for the benefit of the pilots were reserved (the “Pilot Share Reserve”) to make distributions in respect of any data error corrections and to pay fees and expenses incurred by ALPA related to the allocation and distribution process, with the remaining shares to be distributed to eligible pilots. To facilitate the payment by ALPA of the outstanding expenses of the financial advisors for the Delta and Northwest units of ALPA in connection with these merger-related agreements, in September 2009 we issued at ALPA’s request in connection with these agreements a total of 620,247 shares of our common stock to the financial advisors. This issuance resulted in the simultaneous reduction of the authorized shares in the Pilot Share Reserve by 620,247 shares. The remaining shares in the Pilot Share Reserve were distributed to the pilots pursuant to the registration statement on Form S-8.
     We issued the shares to the financial advisors in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because these shares were issued in a private transaction.
Issuer Purchases of Equity Securities
     We withheld the following shares of Delta common stock to satisfy tax withholding obligations during the September 2009 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number
				(or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

July 1-31, 2009	40,172	$5.86	40,172	(1)
August 1-31, 2009	44,717	$6.89	44,717	(1)
September 1-30, 2009	11,532	$7.30	11,532	(1)

Total	96,421		96,421

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan and in connection with bankruptcy claims. The 2007 Performance Compensation Plan and Delta’s Plan of Reorganization both provide for the withholding of shares to satisfy tax obligations. Neither specify a maximum number of shares that can be withheld for this purpose.

ITEM 5. Other Information
Submission of Stockholder Proposals
To be considered for inclusion in the Delta proxy statement for the 2010 annual meeting, stockholder proposals must be submitted in writing and received by us no later than 5:00 p.m., local time, on December 30, 2009 at the following address:
Corporate Secretary
Delta Air Lines, Inc.
Dept. 981
P.O. Box 20574
Atlanta, Georgia 30320
This deadline supersedes the November 9, 2009 deadline contained in Delta’s Proxy Statement for the 2009 Annual Meeting.

ITEM 6. Exhibits*
(a) Exhibits
15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

31.2	Certification by Delta’s Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

*	Delta is not filing under Exhibit 4 any instruments evidencing any indebtedness issued during the quarterly period ended September 30, 2009 because the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
/s/ Hank Halter
Hank Halter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

October 26, 2009