Form 10-K
period 2009-12-31
DELTA AIR LINES INC /DE/
filed 2010-02-24
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5424
DELTA AIR LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-0218548 (I.R.S. Employer Identification No.)

Post Office Box 20706 Atlanta, Georgia (Address of principal executive offices)	30320-6001 (Zip Code)
Registrant’s telephone number, including area code: (404) 715-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $4.5 billion.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑    No ☐
     On January 31, 2010, there were outstanding 785,464,490 shares of the registrant’s common stock.
This document is also available on our website at http://www.delta.com/about_delta/investor_relations.
Documents Incorporated By Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

i

		Page

ITEM 11.	EXECUTIVE COMPENSATION	114

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	114

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	115

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	115

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	115
	SIGNATURES	116
	EXHIBIT INDEX	117
EX-10.8.C
EX-10.11.A
EX-10.11.B
EX-10.12
EX-10.15.A
EX-10.15.B
EX-10.17
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32

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

PART I
ITEM 1. BUSINESS
General
     We provide scheduled air transportation for passengers and cargo throughout the United States and around the world. In October 2008, a wholly-owned subsidiary of ours merged with and into Northwest Airlines Corporation (“Northwest”). As a result of this merger, Northwest and its subsidiaries, including Northwest Airlines, Inc. (“NWA”), became our wholly-owned subsidiaries. On December 31, 2009, NWA merged with and into Delta, ending NWA’s existence as a separate entity. We anticipate that we will complete the integration of NWA’s operations into Delta during 2010.
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
Financial Strategies
     Complete the integration of Northwest. We believe the Northwest merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives. We also believe the merger will generate approximately $2 billion in annual revenue and cost synergies by 2012 from more effective aircraft utilization, a more comprehensive and diversified route system and reduced overhead and improved operational efficiency.
     Right-size our operations. In response to the global recession and high fuel prices, we reduced domestic and international capacity to better match capacity with demand. We have focused on removing the associated capacity-related costs, including aircraft fleet and staffing. To reduce fleet costs, we removed 18 mainline passenger aircraft from the fleet during 2009, retired our entire fleet of B-747-200F freighter aircraft during 2009 and plan to remove over 30 regional jets from our network beginning in mid-2009 and continuing through early 2011. We have reduced staffing primarily through voluntary reduction programs as well as normal attrition. At December 31, 2009, our total workforce was 4% lower than the combined workforce of Delta and NWA at December 31, 2008.
     Improve our operating margins. We believe that the scope of our network, combined with investments we are making in our product and customer service, will enable us to generate a unit revenue premium to the industry and that our cost structure allows us to generate highly competitive unit costs, both of which provide the tools to improve our operating margins. By strengthening our network, entering into joint ventures and expanding our alliances, we believe we are better able to improve unit revenues. And while our consolidated non-fuel unit costs are the lowest among the major network carriers, we have additional improvement opportunities as we reduce costs associated with right-sizing our business, increase productivity and realize merger synergies.
     Strengthen our balance sheet. We currently, and will continue to, prudently manage costs and free cash flow to conserve liquidity. We finished 2009 with $5.4 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). We have no immediate need for significant aircraft purchases and currently have limited aircraft capital expenditures planned for the next three years. We will continue to focus on cost discipline and cash flow generation toward our goal of further strengthening our balance sheet.
2010 Flight Plan
     Providing a safe, secure operation is our first and most fundamental obligation to our customers and employees, as well as to the communities we serve. The key goals of our 2010 flight plan include (1) positioning Delta as the global airline of choice, (2) enhancing our customer service, (3) promoting positive employee relations, (4) building a diversified, profitable worldwide network and global alliance and (5) delivering industry-leading financial results.

Airline Operations
     Our global route network gives us a presence in every major domestic and international market. Our route network is centered around the hub system we operate at airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Paris-Charles de Gaulle, Amsterdam and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to domestic and international cities and to other hubs. Our network is supported by a fleet of aircraft that is varied in terms of size and capabilities, giving us flexibility to adjust aircraft to the network.
     Expanding our presence in New York City through increased focus on corporate customers, expanded and improved airport facilities and increased and expanded service into and out of New York City is a key component of our network strategy. For example, we continue to make investments in our international operations at New York-JFK and explore long-term options to upgrade the facility. In addition, in August 2009, we announced our intention to make New York’s LaGuardia Airport a domestic hub through a slot transaction with US Airways. The agreement calls for US Airways to transfer 125 operating slot pairs to us at LaGuardia and for us to transfer 42 operating slot pairs to US Airways at Reagan National Airport in Washington, D.C. We also plan to swap gates at LaGuardia to consolidate all of our operations (including the Delta Shuttle) into an expanded main terminal facility with 11 additional gates. The United States Department of Transportation (“DOT”) has issued a tentative order on the transaction that would require the divestiture of 20 slot pairs at LaGuardia and 14 slot pairs at Reagan National. We and US Airways are reviewing the tentative order to determine our next steps.
     Other key characteristics of our route network include:
•	our alliances with foreign airlines, including our membership in SkyTeam, a global airline alliance;

•	our transatlantic joint venture with Air France KLM;

•	our domestic alliances, including our marketing alliance with Alaska Airlines and Horizon Air, which we are enhancing to expand our west coast service; and

•	agreements with multiple domestic regional carriers, which operate as Delta Connection, including our wholly-owned subsidiaries, Comair, Inc., Compass Airlines, Inc. and Mesaba Aviation, Inc.
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
     Our international codesharing agreements enable us to market and sell seats to an expanded number of international destinations. Under international codesharing arrangements, we and a foreign carrier each publish our respective airline designator codes on a single flight operation, thereby allowing us and the foreign carrier to offer joint service with one aircraft, rather than operating separate services with two aircraft. These arrangements typically allow us to sell seats on a foreign carrier’s aircraft that are marketed under our designator code and permit the foreign airline to sell seats on our aircraft that are marketed under the foreign carrier’s designator code.
     We have international codeshare arrangements with Aeromexico, Air France, Alitalia, Avianca, China Airlines, China Southern, CSA Czech Airlines, KLM Royal Dutch Airlines, Korean Air, Malev Hungarian Airlines, Royal Air Maroc and Virgin Blue (and some affiliated carriers operating in conjunction with some of these airlines).

     SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, we are a member of the SkyTeam global airline alliance. The other full members of SkyTeam are Aeroflot, Aeromexico, Air France, Alitalia, China Southern, CSA Czech Airlines, KLM and Korean Air. One goal of SkyTeam is to link the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations.
     We have received antitrust immunity from the DOT that enables us and our immunized alliance partners (Air France KLM, Alitalia, CSA Czech Airlines and Korean Air) to offer a more integrated route network and develop common sales, marketing and discount programs for customers. In July 2009, Delta and Virgin Blue International Airlines (VAustralia), Virgin Blue Airlines, Pacific Blue Airlines (Australia) and Pacific Blue Airlines (New Zealand) filed an application with the DOT for antitrust immunity.
     Air France KLM joint venture. In addition to being members in SkyTeam with Air France and KLM, both of which are subsidiaries of the same holding company, we have a transatlantic joint venture agreement with Air France and KLM. This agreement provides for the sharing of revenues and costs on transatlantic routes, as well as coordinated pricing, scheduling, and product development on included routes. Pursuant to this joint venture, we and Air France KLM operate an extensive transatlantic network, primarily on routes between North America and Europe, and secondarily on routes between North America and Africa, the Middle East and India, and routes between Europe and Central America and several countries in northern South America.
Domestic Alliances
     We have entered into a marketing alliance with Alaska and Horizon, which includes mutual codesharing and reciprocal frequent flyer and airport lounge access arrangements. In 2009, we enhanced our alliance agreement with Alaska and Horizon to provide for more extensive cooperation with respect to our west coast presence.
     We also have frequent flyer and reciprocal lounge agreements with Hawaiian Airlines, and codesharing agreements with American Eagle Airlines (“American Eagle”), US Helicopter and Midwest Airlines. These marketing relationships are designed to permit the carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the carriers’ route networks.
Regional Carriers
     We have air service agreements with multiple domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small-and medium-sized cities. These arrangements enable us to increase the number of flights we have available in certain locations, to better match capacity with demand and to preserve our presence in smaller markets. Approximately 22% of our passenger revenue in 2009 related to flying by regional air carriers.
     Through our regional carrier program, we have contractual arrangements with 10 regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” designator code. In addition to our wholly-owned subsidiaries, Comair, Compass and Mesaba, we have contractual arrangements with Atlantic Southeast Airlines, Inc., a subsidiary of SkyWest, Inc. (“SkyWest”); SkyWest Airlines, Inc., a subsidiary of SkyWest; Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings, Inc. (“Republic Holdings”); Shuttle America Corporation, a subsidiary of Republic Holdings; Freedom Airlines, Inc., a subsidiary of Mesa Air Group, Inc.; Pinnacle Airlines, Inc.; and American Eagle.
     With the exception of American Eagle and a portion of SkyWest Airlines as described below, these agreements are capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers’ flights operating under our “DL” designator code, and we are entitled to all ticket, cargo and mail revenues associated with these flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least 10 years, which grant us the option to extend the initial term. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.

     Our arrangements with American Eagle, limited to certain flights operated to and from the Los Angeles International Airport, as well as a portion of the flights operated for us by SkyWest Airlines, are structured as revenue proration agreements. These proration agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.
Frequent Flyer Program
     Our SkyMiles® frequent flyer program is designed to retain and increase traveler loyalty by offering incentives to customers to increase travel on Delta. The SkyMiles program allows program members to earn mileage for travel awards by flying on Delta, Delta’s regional carriers and other participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels, car rental agencies, and telecommunication services. In addition, individuals and companies may purchase mileage credits. We reserve the right to terminate the program with six months advance notice, and to change the program’s terms and conditions at any time without notice.
     SkyMiles program mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards are subject to capacity-controlled seating. Program accounts with no activity for 12 consecutive months after enrollment are deleted. Miles will not expire so long as, at least once every two years, the participant (1) takes a qualifying flight on Delta, a Delta Connection carrier or other participating airlines, (2) earns miles through one of our program participants, (3) buys miles from Delta or (4) redeems miles for any program award.
Cargo
     Through the strength of our global network, our cargo operations are able to connect all of the world’s major freight gateways. We generate cargo revenues in domestic and international markets primarily through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, a global airline cargo alliance. The alliance, whose other members are Aeromexico Cargo, Air France Cargo, Alitalia Cargo, CSA Czech Airlines Cargo, KLM Cargo and Korean Air Cargo, offers a global network spanning six continents. This alliance offers cargo customers a consistent international product line, and the partners work to jointly improve their efficiency and effectiveness in the marketplace.
MRO
     Our maintenance, repair and overhaul (“MRO”) operations known as Delta TechOps is the largest airline MRO in North America. In addition to providing maintenance and engineering support for our fleet of approximately 800 aircraft, Delta TechOps serves more than 150 aviation and airline customers from around the world. Delta TechOps employs approximately 8,800 maintenance professionals and is one of the most experienced MRO providers in the world.
Fuel
     Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2007 through 2009.

	Gallons		Average	Percentage of
	Consumed(3)	Cost(3)(4)	Price Per	Total Operating
Year	(Millions)	(Millions)	Gallon(3)(4)	Expense(3)

2009(1)	3,853	$8,291	$2.15	29%
2008(2)	2,740	$8,686	$3.16	38	%(5)
2007	2,534	$5,676	$2.24	31%

(1)	Includes Northwest operations for the entire period.

(2)	Includes Northwest operations for the period from October 30 to December 31, 2008.

(3)	Includes the operations of our contract carriers under capacity purchase agreements.

(4)	Net of fuel hedge (losses) gains under our fuel hedging program of $(1.4) billion, $(65) million and $51 million for 2009, 2008 and 2007, respectively.

(5)	Total operating expense for 2008 reflects a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges. Including these charges, fuel costs accounted for 28% of total operating expense.

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
Competition
     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and existing carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis/St. Paul, New York-JFK, Salt Lake City, Paris-Charles de Gaulle, Amsterdam and Tokyo-Narita either directly at those airports or from the hubs of other airlines that compete on a connecting basis. We also face competition in smaller to medium-sized markets from regional jet operators. Our ability to compete effectively depends, in significant part, on our ability to maintain a cost structure that is competitive with other carriers.
     In addition, we compete with foreign carriers for U.S. passengers traveling to international destinations, as well as between foreign points. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Air Lines, Continental Airlines, Lufthansa German Airlines, Air Canada and others) and the oneworld alliance (among American Airlines, British Airways, Qantas and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies Treaty with the Member States of the European Union, has accelerated this trend. Japan has reached agreement in principle with the United States on an open skies agreement, contingent upon the successful completion of DOT alliance approval for its carriers. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities. Similarly, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities, through alliances with international carriers.
Regulatory Matters
     The DOT and the Federal Aviation Administration (the “FAA”) exercise regulatory authority over air transportation in the U.S. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier that the DOT finds fit to operate is given unrestricted authority to operate domestic air transportation (including the carriage of passengers and cargo). Except for constraints imposed by regulations regarding “Essential Air Services,” which are applicable to certain small communities, airlines may terminate service to a city without restriction.
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
     Authority to operate international routes and international codesharing arrangements is regulated by the DOT and by the governments of the foreign countries involved. International certificate authorities are also subject to the approval of the U.S. President for conformance with national defense and foreign policy objectives.

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
Fares and Rates
     Airlines set ticket prices in all domestic and most international city pairs without governmental regulation, and the industry is characterized by significant price competition. Certain international fares and rates are subject to the jurisdiction of the DOT and the governments of the foreign countries involved. Many of our tickets are sold by travel agents, and fares are subject to commissions, overrides and discounts paid to travel agents, brokers and wholesalers.
Route Authority
     Our flight operations are authorized by certificates of public convenience and necessity and also by exemptions and limited-entry frequency awards issued by the DOT. The requisite approvals of other governments for international operations are controlled by bilateral agreements with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of our international route authorities or otherwise affect our international operations. Bilateral agreements between the U.S. and various foreign countries served by us are subject to renegotiation from time to time. Notably, the U.S. and Japan have begun steps to revise their bilateral agreement.
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
     In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C., LaGuardia and JFK in New York, and Newark. Our operations at these airports generally require the allocation of slots or analogous regulatory authorities. Similarly, our operations at Tokyo’s Narita Airport, London’s Gatwick and Heathrow airports and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We recently filed an application with the DOT to offer customers nonstop service between Tokyo’s Haneda Airport and Seattle, Detroit, Los Angeles and Honolulu. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

Environmental Matters
     Noise. The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. This statute generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread.
     Emissions. The U.S. Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization (“ICAO”). Our aircraft comply with the existing EPA standards as applicable by engine design date. ICAO has adopted additional aircraft engine emissions standards applicable to engines certified after December 31, 2007, but the EPA has not yet proposed a rule that incorporates these new ICAO standards.
     Concern about climate change and greenhouse gases may result in additional regulation of aircraft emissions in the U.S. and abroad. As a result, we may become subject to taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions, which could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing discussions between the United States and other nations, including the discussions that resulted in an accord reached at the United Nations Climate Change Conference 2009 in Copenhagen in December 2009, may lead to international treaties focusing on greenhouse gas emissions.
     The European Union has adopted the most significant emissions regulatory system by publishing a directive requiring its member countries to implement regulations including aviation in the European Union’s emissions trading system (“ETS”). Under these regulations, any airline with flights originating or landing in the European Union will be subject to the ETS and, beginning in 2012, may be required to purchase emissions allowances or credits if the airline exceeds the number of free credits allocated to it under the ETS. We expect that such a system would impose significant costs on our operations in the European Union. Under the ETS, each airline is required to file emissions plans with a specific member country. Prior to NWA ceasing existence as a separate entity, we filed emissions plans in Germany (with respect to Delta) and the Netherlands (with respect to NWA) under protest. The Air Transport Association and three U.S. carriers have filed an action in the United Kingdom challenging the legality of the ETS on various grounds; however, airlines will be required to comply with the ETS unless interim relief is granted.
     Cap and trade restrictions have also been proposed in the United States. In addition, other legislative or regulatory action, including by the EPA, to regulate greenhouse gas emissions is possible. In particular, the EPA has found that greenhouse gases threaten the public health and welfare, which could result in regulation of greenhouse gas emissions from aircraft. In the event that legislation or regulation is enacted in the U.S. or in the event similar legislation or regulation is enacted in jurisdictions other than the European Union where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. At this time, we cannot predict whether any such legislation or regulation would apportion costs between one or more jurisdictions in which we operate flights. Under these systems, certain credits may be available to reduce the costs of permits in order to mitigate the impact of such regulations on consumers, but we cannot predict whether we or the airline industry in general will have access to offsets or credits. We are monitoring and evaluating the potential impact of such legislative and regulatory developments. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.
     We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain elements of our fleet and with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S., as part of our efforts to reduce our emissions and minimize our impact on the environment.

     Other Environmental Matters. We have been identified by the EPA as a potentially responsible party (a “PRP”) with respect to certain Superfund Sites, and have entered into consent decrees regarding some of these sites. Our alleged disposal volume at each of these sites is small when compared to the total contributions of all PRPs at each site. We are aware of soil and/or ground water contamination present on our current or former leaseholds at several domestic airports. To address this contamination, we have a program in place to investigate and, if appropriate, remediate these sites. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
     We are also subject to various other federal, state and local laws governing environmental matters, including the management and disposal of chemicals, waste and hazardous materials, protection of surface and subsurface waters and regulation of air emissions and drinking water.
Civil Reserve Air Fleet Program
     We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international range aircraft from October 1, 2009 until September 30, 2010. As of October 1, 2009, the following numbers of our international range aircraft are available for CRAF activation:

			Number of
	Description of	International	Aeromedical	Total
	Event Leading to	Passenger	Aircraft	Aircraft by
Stage	Activation	Aircraft Allocated	Allocated	Stage

I	Minor Crisis	11	N/A	11
II	Major Theater Conflict	30	25	55
III	Total National Mobilization	137	33	170

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
     Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self help,” unless the U.S. President appoints a Presidential Emergency Board (“PEB”) to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self help.” “Self help” includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent “self help” by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining
     As of December 31, 2009, we had 81,106 full-time equivalent employees. Approximately 39% of these employees were represented by unions, including the following domestic employee groups.

	Approximate
	Number of Active		Date on which Collective
	Employees		Bargaining Agreement
Employee Group	Represented	Union	Becomes Amendable

Delta Pilots	10,790	ALPA	December 31, 2012
Delta Flight Superintendents (Dispatchers)	318	PAFCA	December 31, 2013
Pre-merger NWA Fleet Service, Passenger Service, and Office/Clerical	9,407	IAM	December 31, 2010
Pre-merger NWA Simulator Technicians	38	IAM	December 31, 2010
Pre-merger NWA Stock Clerks	242	IAM	December 31, 2010
Pre-merger NWA Flight Attendants	5,970	AFA-CWA	December 31, 2011
Comair Pilots	1,314	ALPA	March 2, 2011
Comair Maintenance Employees	400	IAM	December 31, 2010
Comair Flight Attendants	764	IBT	December 31, 2010
Compass Pilots	373	ALPA	April 10, 2013
Mesaba Pilots	1,019	ALPA	June 1, 2012
Mesaba Flight Attendants	623	AFA-CWA	May 31, 2012
Mesaba Mechanics and Related Employees	353	AMFA	May 31, 2012
Mesaba Dispatchers	28	TWU	May 31, 2012

     Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our airline subsidiaries, that are not represented for collective bargaining purposes.
     Integration of a number of the workgroups (including pilots and aircraft maintenance technicians) has been successfully completed. Completion of the integration of certain workgroups (including flight attendants, airport employees and reservations employees) will require the resolution of representation issues. We cannot predict when these representation issues will be resolved. However, as a result of our obtaining a single operating certificate from the FAA, completing the merger of the NWA reservations system into Delta’s system, and the merger of NWA into Delta, we believe we can achieve many of the synergies of integrating the pre-merger Northwest operations into Delta’s before the remaining employee representation issues are resolved.
     Under procedures that have been utilized by the NMB, each labor union that represented U.S.-based employees at pre-merger Delta or NWA, as well as other groups of employees with a sufficient showing of interest, may invoke the NMB’s jurisdiction to address representation issues arising from the merger. Once its jurisdiction is invoked, the NMB’s rules call for it to first determine whether the airlines have combined or will combine to form a single carrier. On January 7, 2009, the NMB ruled that Delta and NWA constitute a single transportation system for representation purposes under the Railway Labor Act in response to applications filed by certain of the pre-merger unions at Delta and NWA.
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
     Based upon these procedures, representation and related issues have been resolved in U.S.-based workgroups represented by six of the eight labor unions at Delta and NWA pre-merger. The NMB recently issued a formal proposal to change the voting rules for representation elections in the airline industry to provide that a majority of votes cast (rather than a majority of votes eligible to be cast) is necessary to certify a union to represent a craft or class of employees. Concurrent with the NMB’s proposal, the two remaining pre-merger NWA unions, the Association of Flight Attendants-CWA, which represented flight attendants at pre-merger NWA, and the International Association of Machinists, which represented various categories of ground employees at pre-merger NWA, withdrew applications that they had filed with the National Mediation Board to resolve post-merger representation issues at Delta. While it is unclear when representation issues will be resolved in those workgroups, we are proceeding with a substantial portion of our operational integration.
     If a labor union is certified to represent a combined group post-merger, the terms and conditions of employment of the combined work group ultimately will be subject to negotiations toward a joint collective bargaining agreement. Completing joint collective bargaining agreements covering combined work groups that choose to be represented by a labor union could take significant time, which could delay or impede our ability to achieve targeted synergies from the merger.
     With respect to integration of seniority lists, where the two employee groups in a craft or class have different representation status, federal law requires that seniority integration be governed by the procedures first issued by the Civil Aeronautics Board in the Allegheny-Mohawk merger—known as the Allegheny-Mohawk Labor Protective Provisions. In general, Allegheny-Mohawk Labor Protective Provisions require that seniority be integrated in a “fair and equitable” manner and that any disputes not resolved by negotiations may be submitted to binding arbitration by a neutral arbitrator. This requirement is consistent with the seniority protection policy that has been adopted by the Delta board of directors. Where both groups are represented by the same union prior to the merger, seniority integration is governed by the union’s bylaws and policies. The integration of the seniority lists of the pilots of Delta and NWA as well as flight dispatchers, meteorologists and aircraft maintenance technicians and related Technical Operations employees have been resolved.
Executive Officers
     Richard H. Anderson, Age 54: Chief Executive Officer of Delta since September 1, 2007; Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006—August 2007); Executive Vice President of UnitedHealth Group (November 2004—December 2006); Chief Executive Officer of Northwest (2001—November 2004).
     Edward H. Bastian, Age 52: President of Delta since September 1, 2007; President of Delta and Chief Executive Officer NWA (October 2008—December 2009); President and Chief Financial Officer of Delta (September 2007—October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005—September 2007); Chief Financial Officer, Acuity Brands (June 2005—July 2005); Senior Vice President—Finance and Controller of Delta (2000—April 2005); Vice President and Controller of Delta (1998—2000).
     Michael J. Becker, Age 48: Executive Vice President of Delta since October 2008; Executive Vice President of Delta and Chief Operating Officer NWA (October 2008—December 2009); Senior Vice President of Human Resources and Labor Relations of Northwest (May 2005—October 2008); Senior Vice President—Human Resources of Northwest (August 2001 to May 2005); Vice President—International of Northwest (2000—August 2001).

     Michael H. Campbell, Age 61: Executive Vice President—HR & Labor Relations of Delta since October 2008; Executive Vice President—HR, Labor & Communications of Delta (December 2007—October 2008); Executive Vice President—Human Resources and Labor Relations of Delta (July 2006—December 2007); Of Counsel, Ford & Harrison (January 2005—July 2006); Senior Vice President—Human Resources and Labor Relations, Continental Airlines, Inc. (1997—2004); Partner, Ford & Harrison (1978—1996).
     Stephen E. Gorman, Age 54: Executive Vice President and Chief Operating Officer of Delta since October 2008; Executive Vice President—Operations of Delta (December 2007-October 2008); President and Chief Executive Officer of Greyhound Lines, Inc. (June 2003—October 2007); President, North America and Executive Vice President Operations Support at Krispy Kreme Doughnuts, Inc. (August 2001—June 2003); Executive Vice President, Technical Operations and Flight Operations of Northwest (February 2001—August 2001), Senior Vice President, Technical Operations of Northwest (January 1999—February 2001), and Vice President, Engine Maintenance Operations of Northwest (April 1996—January 1999).
     Glen W. Hauenstein, Age 49: Executive Vice President—Network Planning and Revenue Management of Delta since April 2006; Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005—April 2006); Vice General Director—Chief Commercial Officer and Chief Operating Officer of Alitalia (2003—2005); Senior Vice President—Network of Continental Airlines (2003); Senior Vice President—Scheduling of Continental Airlines (2001— 2003); Vice President Scheduling of Continental Airlines (1998—2001).
     Hank Halter, Age 45: Senior Vice President and Chief Financial Officer of Delta since October 2008; Senior Vice President—Finance and Controller of Delta (May 2005—October 2008); Vice President—Controller of Delta (March 2005—May 2005); Vice President—Assistant Controller of Delta (January 2002—March 2005); and Vice President—Finance—Operations of Delta (February 2000—December 2001); various finance leadership positions at Delta and American Airlines, Inc. (June 1993—February 2000).
     Richard B. Hirst, Age 65: Senior Vice President and General Counsel of Delta since October 2008; Senior Vice President—Corporate Affairs and General Counsel of Northwest (March 2008— October 2008); Executive Vice President and Chief Legal Officer of KB Home (March 2004— November 2006); Executive Vice President and General Counsel of Burger King Corporation (March 2001—June 2003); General Counsel of the Minnesota Twins (1999—2000); Senior Vice President—Corporate Affairs of Northwest (1994—1999); Senior Vice President—General Counsel of Northwest (1990—1994); Vice President—General Counsel and Secretary of Continental Airlines (1986—1990).
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
     Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices have increased substantially since the middle part of the last decade and spiked at record high levels in 2008 before falling dramatically during the latter part of 2008. In 2009, our average fuel price per gallon was $2.15. In 2008, our average fuel price per gallon was $3.16, a 41% increase from an average price of $2.24 in 2007, which in turn was significantly higher than fuel prices just a few years earlier. Fuel costs represented 29%, 38%, and 31% of our operating expense in 2009, 2008 and 2007, respectively. Total operating expense for 2008 reflects a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges. Including these charges, fuel costs accounted for 28% of total operating expense in 2008. Fuel costs have had a significant negative effect on our results of operations and financial condition.
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
     As the effects of the global economic recession have been felt in our domestic and international markets, we have experienced significantly weaker demand for air travel. Our demand began to slow during the December 2008 quarter and global economic conditions in 2009 substantially reduced U.S. airline industry revenues in 2009 compared to 2008. As a result, we reduced our consolidated capacity by 6% in 2009 compared to the combined capacity of Delta and Northwest during 2008. Demand for air travel could remain weak if an economic recovery is slow or even fall further if a recession returns, and overall demand could fall lower than we are able prudently to reduce capacity. The weakness in the United States and international economies is having a significant negative impact on our results of operations and could continue to have a significant negative impact on our future results of operations.
The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
     The credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. In particular, the financial crisis and economic downturn resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. As of December 31, 2009, the defined benefit pension plans had an estimated benefit obligation of approximately $17.0 billion and were funded through assets with a value of approximately $7.6 billion. We estimate that our funding requirements for our defined benefit pension plans, which are governed by ERISA and have been frozen for future accruals, are approximately $720 million in 2010. The significant level of required funding is due primarily to the decline in the investment markets in 2008, which negatively affected the value of our pension assets. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.
Our obligation to post collateral in connection with our fuel hedge contracts may have a substantial impact on our short-term liquidity.
     Under fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. For example, at December 31, 2008, our counterparties required us to fund $1.2 billion of fuel hedge margin. However, at December 31, 2009, counterparties were required to fund us a net $10 million. If fuel prices fall significantly below the levels at the time we enter into hedging contracts, we may be required to post a significant amount of collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and short-term investments.
Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
     We have substantial indebtedness, which could:
•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our payment and other obligations under our indebtedness;

•	limit our ability to borrow additional money for working capital, restructurings, capital expenditures, research and development, investments, acquisitions or other purposes, if needed, and increasing the cost of any of these borrowings;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	reduce our flexibility in planning for or responding to changing business and economic conditions; and/or

•	limit our flexibility in responding to changing business and economic conditions, including increased competition and demand for new services, placing us at a disadvantage when compared to our competitors that have less debt, and making us more vulnerable than our competitors who have less debt to a downturn in our business, industry or the economy in general.
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
     Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. As of December 31, 2009, approximately 39% of our workforce was unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.
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

Completion of the integration of the Delta and NWA workforces may present significant challenges.
     The successful integration of the pre-merger Northwest operations into Delta and achievement of the anticipated benefits of the combination depend significantly on integrating the pre-merger Delta and NWA employee groups and on maintaining productive employee relations. While integration of a number of the workgroups (including pilots and aircraft maintenance technicians) has been successfully completed, completion of the integration of certain workgroups (including flight attendants, airport employees and reservations employees) of the two pre-merger airlines will require the resolution of potentially difficult issues, including but not limited to the process and timing for determining whether the combined post-merger workgroups wish to have union representation. Unexpected delay, expense or other challenges to integrating the workforces could impact the expected synergies from the merger and affect our financial performance.
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
     We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in delta.com, check-in kiosks and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. These initiatives will continue to require significant capital investments in our technology infrastructure. If we are unable to make these investments, our business and operations could be negatively affected. In addition, we may face challenges associated with integrating complex systems and technologies that supported the separate operations of Delta and Northwest. If we are unable to manage these challenges effectively, our business and results of operations could be negatively affected.
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
     As of December 31, 2009, Delta reported a consolidated federal and state NOL carryforward of approximately $17.3 billion. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 as a result of the merger, the issuance of equity to employees in connection with the merger and other transactions involving the sale of our common stock within the testing period.
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
     On October 29, 2008, a subsidiary of Delta merged with and into Northwest. Our historical financial results under GAAP include the results of Northwest for periods after October 29, 2008, but not for periods before October 29, 2008. Accordingly, while our financial results for the year ended December 31, 2009 include the results of Northwest for the entire period, our financial results for the year ended December 31, 2008 include the results of Northwest only for the period from October 30 to December 31, 2008. This complicates your ability to compare our results of operations and financial condition for periods that include Northwest’s results with periods that do not.

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
     In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Continental, Lufthansa German Airlines and others) and the oneworld Alliance (among American Airlines, British Airways and others) have also significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement between the United States and the Member States of the European Union, has accelerated this trend. Similarly, the recent Open Skies agreement between the United States and Japan could significantly increase competition among carriers serving those markets.
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
     The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, could negatively affect us and the airline industry. The potential negative effects include increased security, insurance and other costs and lost revenue from increased ticket refunds and decreased ticket sales. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States.

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
     Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax. The proposed ticket tax increase, if implemented, could negatively impact our results of operations.
     Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast United States, have included concepts such as “congestion-based” landing fees, “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. Furthermore, events related to extreme weather delays have caused Congress and the DOT to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The recent enactment of such a regulation by the DOT could have a negative impact on our operations in certain circumstances.
     Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission has adopted an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States. We expect that such a system will impose significant costs on our operations in the European Union. Other laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results, either through direct costs in our operations or through increases in costs for jet fuel that could result from jet fuel suppliers passing on increased costs that they incur under such a system.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
Flight Equipment
     Our active aircraft fleet at December 31, 2009 is summarized in the following table:

	Current Fleet
		Capital	Operating		Average
Aircraft Type	Owned	Lease	Lease	Total	Age

Passenger Aircraft:
B-737-700	10	—	—	10	0.9
B-737-800	71	—	—	71	9.2
B-747-400	4	—	12	16	16.1
B-757-200	89	36	40	165	16.9
B-757-300	16	—	—	16	6.8
B-767-300	4	—	10	14	18.4
B-767-300ER	47	—	9	56	13.6
B-767-400ER	21	—	—	21	8.8
B-777-200ER	8	—	—	8	9.9
B-777-200LR	8	—	—	8	1.0
A319-100	55	—	2	57	7.9
A320-200	41	—	28	69	14.8
A330-200	11	—	—	11	4.8
A330-300	20	—	—	20	4.3
MD-88	62	44	10	116	19.5
MD-90	16	—	—	16	14.1
DC-9	66	—	—	66	37.9
CRJ-100	21	13	36	70	12.4
CRJ-200	2	—	25	27	7.1
CRJ-700	15	—	—	15	6.1
CRJ-900	54	—	—	54	1.9
SAAB 340B+	—	—	41	41	11.9
EMB 175	36	—	—	36	1.7

Total	677	93	213	983	13.6

     The above table:
•	Excludes all grounded aircraft, including 10 B-757-200, 10 B-747-200F, eight SAAB 340B+, four B-767-300, four CRJ-100, two CRJ-200, one A330-300, one B-767-300ER, one DC-9 and one MD-88 aircraft, which were grounded during the year ended December 31, 2009; and

•	Excludes aircraft flown by our third party contract carriers. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.
Aircraft Commitments
     Future purchase commitments for aircraft as of December 31, 2009 are estimated to total approximately $1.1 billion for the year ended December 31, 2010. Approximately $800 million of the $1.1 billion is associated with the purchase of 20 B-737-800 aircraft for which we have entered into definitive agreements to sell to third parties immediately following delivery of those aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. The remaining commitments relate to the purchase of two B-777-200LR aircraft, two B-737-800 aircraft and 11 previously owned MD-90 aircraft. We have no aircraft purchase commitments after December 31, 2010.

     As of December 31, 2009, we have financing commitments from third parties or, with respect to 20 of the 22 B-737-800 aircraft referred to above, definitive agreements to sell, all aircraft subject to purchase commitments, except for nine of the 11 previously owned MD-90 aircraft. Under these financing commitments, third parties have agreed to finance on a long-term basis a substantial portion of the purchase price of the covered aircraft.
     Our aircraft purchase commitments described above do not include our orders for:
•	18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

•	five A319-100 aircraft and two A320-200 aircraft. We have the right to cancel these orders.
Aircraft on Option
     Our options to purchase additional aircraft as of December 31, 2009 are shown in the following table:

	Delivery in Calendar Years Ending
					After		Rolling
Aircraft on Option(1)	2010	2011	2012	2013	2013	Total	Options

B-737-800	—	20	24	16	—	60	102
B-767-300ER	—	—	—	1	4	5	—
B-767-400	—	1	1	2	7	11	—
B-777-200LR	—	2	6	4	8	20	10
EMB 175	—	4	18	14	—	36	—

Total	—	27	49	37	19	132	112

(1)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.
Ground Facilities
     We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport, on land leased from the City of Atlanta generally under long-term leases. We own our Atlanta reservations center, other real property in Atlanta and the former NWA headquarters building and flight training buildings, which are located near the Minneapolis/St. Paul International Airport. Other owned facilities include reservations centers in Tampa, Florida, Minot, North Dakota and Chisholm, Minnesota, and a data processing center in Eagan, Minnesota. We also own property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo’s Narita International Airport.
     We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Examples of major leases and use agreements at hub or other significant airports that will expire in the next few years include, among others: (1) our Salt Lake City International Airport use and lease agreement, which expires in 2010; and (2) our Memphis International Airport use and lease agreement, which expires in 2010. We also lease aircraft maintenance facilities and air cargo facilities at certain airports, including, among others: (1) our main Atlanta maintenance base; (2) our Atlanta air cargo facilities and our hangar and air cargo facilities at the Cincinnati/Northern Kentucky International Airport, Salt Lake City International Airport, Detroit Metropolitan International Airport, Minneapolis/St. Paul International Airport and Seattle-Tacoma International Airport. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticketing and reservations offices in certain locations for varying terms.

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
     The City of Atlanta is currently implementing portions of a 10 year capital improvement program (the “CIP”) at the Atlanta airport. Implementation of the CIP should increase the number of flights that may operate at the airport and reduce flight delays. The CIP includes, among other things, a 9,000 foot full-service runway that opened in May 2006, related airfield improvements, additional terminal and gate capacity, new cargo and other support facilities and roadway and other infrastructure improvements. The CIP will not be complete until at least 2012, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees, and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. Certain elements of the CIP have been delayed, some may be eliminated and there is no assurance that the CIP will be fully implemented. Failure to implement certain portions of the CIP in a timely manner could adversely impact our operations at the Atlanta airport.
ITEM 3. LEGAL PROCEEDINGS
First Bag Fee Antitrust Litigation
     In May, June and July, 2009, a number of purported class action antitrust lawsuits were filed in the U.S. District Courts for the Northern District of Georgia, the Middle District of Florida, and the District of Nevada, against Delta and AirTran Airways (“AirTran”).
     In these cases, the plaintiffs originally alleged that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran’s CEO at an analyst conference concerning fees for the first checked bag, Delta’s imposition of a fee for the first checked bag on November 4, 2008 and AirTran’s imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the fist bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases have been consolidated for pre-trial proceedings in the Northern District of Georgia by the Multi-District Litigation (“MDL”) Panel.
     In February 2010, the plaintiffs in the MDL proceeding filed a Consolidated Amended Class Action Complaint which substantially expanded the scope of the original complaint. In the consolidated amended complaint, the plaintiffs add new allegations concerning alleged signaling by both Delta and AirTran based upon statements made to the investment community by both carriers relating to industry capacity levels during 2008-2009. The plaintiffs also add a new cause of action against Delta alleging attempted monopolization in violation of Sherman Act § 2, paralleling a claim previously asserted against AirTran but not Delta.
     We believe the claims in these cases are without merit and are vigorously defending these lawsuits.
Chapter 11 Proceedings
     On September 14, 2005, Delta and substantially all of its subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On April 25, 2007, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization and the Plan of Reorganization became effective, allowing the Delta Debtors to emerge from bankruptcy on April 30, 2007. The reorganization cases were jointly administered under the caption “In re Delta Air Lines, Inc., et al., Case No. 05-17923-ASH.” As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Delta Debtors.

Delta Family-Care Savings Plan Litigation
     On March 16, 2005, a retired Delta employee filed an amended class action complaint in the U.S. District Court for the Northern District of Georgia against Delta, and certain current and former Delta officers and directors on behalf of himself and other participants in the Delta Family-Care Savings Plan (“Savings Plan”). The amended complaint alleges that the defendants were fiduciaries of the Savings Plan and, as such, breached their fiduciary duties under ERISA to the plaintiff class by (1) allowing class members to direct their contributions under the Savings Plan to a fund invested in Delta common stock; and (2) continuing to hold Delta’s contributions to the Savings Plan in Delta’s common and preferred stock. The amended complaint seeks damages unspecified in amount, but equal to the total loss of value in the participants’ accounts from September 2000 through September 2004 from the investment in Delta stock. Defendants deny that there was any breach of fiduciary duty. The District Court stayed the action against Delta due to Delta’s Chapter 11 proceedings and granted a motion to dismiss filed by the individual defendants. The Bankruptcy Court has ruled that a class claim filed against Delta in its Chapter 11 proceedings will be subordinated to any claim related to equity interests in Delta, which did not receive any distribution pursuant to the Plan of Reorganization. The plaintiff has appealed this order.
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
Market Information
     Our common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated, the highest and lowest sales price for our common stock as reported on the NYSE.

	Common Stock
	High	Low

Fiscal 2008
First Quarter	$18.99	$7.94
Second Quarter	$10.89	$4.80
Third Quarter	$10.26	$4.00
Fourth Quarter	$12.00	$5.10
Fiscal 2009
First Quarter	$12.65	$3.51
Second Quarter	$8.27	$5.31
Third Quarter	$9.88	$5.56
Fourth Quarter	$12.08	$6.78

Holders
     As of January 31, 2010, there were approximately 3,930 holders of record of our common stock.
Dividends
     We expect to retain any future earnings to fund our operations and meet our cash and liquidity needs. In addition, our ability to pay dividends or repurchase common stock is restricted under credit facilities that we entered into in connection with our emergence from bankruptcy. Therefore, we do not anticipate paying any dividends on our common stock for the foreseeable future.

Stock Performance Graph
     The following graph compares the cumulative total returns during the period from April 30, 2007 to December 31, 2009 of our common stock to the Standard & Poor’s 500 Stock Index and the Amex Airline Index. The comparison assumes $100 was invested on April 30, 2007 in each of our common stock and the indices and assumes that all dividends were reinvested. Data for periods prior to April 30, 2007 is not shown because of the period we were in bankruptcy and the lack of comparability of financial results before and after April 30, 2007.
     The Amex Airline Index (ticker symbol XAL) consists of Alaska Air Group, Inc., AMR Corporation, Continental, Delta, GOL Linhas Areas Inteligentes S.A., JetBlue Airways Corporation, LAN Airlines SA ADS, Ryanair Holdings plc, SkyWest, Inc., Southwest Airlines Company, TAM S.A. ADS, UAL Corporation, and US Airways Group, Inc.
Issuer Purchases of Equity Securities
     We withheld the following shares of common stock to satisfy tax withholding obligations during the December 2009 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number of
				Shares (or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

October 1-31, 2009	1,130,516	$7.18	1,130,516	(1)
November 1-30, 2009	177,830	$7.18	177,830	(1)
December 1-31, 2009	9,475	$9.67	9,475	(1)

Total	1,317,821		1,317,821

(1)	Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under our 2007 Performance Compensation Plan. The 2007 Performance Compensation Plan and Delta’s Plan of Reorganization both provide for the withholding of shares to satisfy tax obligations. Neither specifies a maximum number of shares that can be withheld for this purpose. See Note 11 and Note 12 of the Notes to the Consolidated Financial Statements elsewhere in this Form 10-K for more information about Delta’s Plan of Reorganization and the 2007 Performance Compensation Plan, respectively.

ITEM 6. SELECTED FINANCIAL DATA
     On October 29, 2008, a wholly-owned subsidiary of ours merged with and into Northwest Airlines Corporation. Our Consolidated Financial Statements include the results of operations of Northwest and its wholly-owned subsidiaries for the period from October 30 to December 31, 2008. For additional information regarding purchase accounting, see Note 2 of the Notes to the Consolidated Financial Statements.
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2007 (the “Effective Date”), the Delta Debtors emerged from bankruptcy. Upon emergence from Chapter 11, we adopted fresh start reporting which resulted in our becoming a new entity for financial reporting purposes. Accordingly, consolidated financial data on or after May 1, 2007 is not comparable to the consolidated financial data prior to that date.
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
     The following table presents selected financial and operating data. We derived the Consolidated Summary of Operations and Other Financial and Statistical Data for (1) the years ended December 31, 2009 and 2008 of the Successor, (2) the eight months ended December 31, 2007 of the Successor, (3) the four months ended April 30, 2007 of the Predecessor and (4) the years ended December 31, 2006 and 2005 of the Predecessor from our audited consolidated financial statements.
Consolidated Summary of Operations

	Successor			Predecessor
			Eight Months	Four Months
			Ended	Ended
	Year Ended December 31,		December 31,	April 30,	Year Ended December 31,
(in millions, except share data)	2009(1)	2008(2)	2007	2007(3)	2006(4)	2005(5)

Operating revenue	$28,063	$22,697	$13,358	$5,796	$17,532	$16,480
Operating expense	28,387	31,011	12,562	5,496	17,474	18,481

Operating (loss) income	(324)	(8,314)	796	300	58	(2,001)
Interest expense, net	(1,251)	(613)	(276)	(248)	(801)	(973)
Miscellaneous, net	(6)	(114)	5	27	(19)	(1)

(Loss) income before reorganization items, net	(1,581)	(9,041)	525	79	(762)	(2,975)
Reorganization items, net	—	—	—	1,215	(6,206)	(884)

(Loss) income before income taxes	(1,581)	(9,041)	525	1,294	(6,968)	(3,859)
Income tax benefit (provision)	344	119	(211)	4	765	41

Net (loss) income	(1,237)	(8,922)	314	1,298	(6,203)	(3,818)
Preferred stock dividends	—	—	—	—	(2)	(18)

Net (loss) income attributable to common stockholders	$(1,237)	$(8,922)	$314	$1,298	$(6,205)	$(3,836)

Basic (loss) earnings per share	$(1.50)	$(19.08)	$0.80	$6.58	$(31.58)	$(23.75)

Diluted (loss) earnings per share	$(1.50)	$(19.08)	$0.79	$4.63	$(31.58)	$(23.75)

(1)	Includes (a) $407 million, or $0.49 diluted loss per share, in restructuring and merger-related charges associated with (i) integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations and (ii) employee workforce reduction programs, (b) an $83 million non-cash loss for the write-off of the unamortized discount on the extinguishment of the Northwest senior secured exit financing facility and (c) a non-cash income tax benefit of $321 million from our consideration of all income sources, including other comprehensive income.

(2)	Includes a $7.3 billion non-cash charge, or $15.59 diluted loss per share, from an impairment of goodwill and other intangible assets and $1.1 billion, or $2.42 diluted loss per share, in primarily non-cash merger-related charges relating to the issuance or vesting of employee equity awards in connection with our merger with Northwest.

(3)	Includes a $1.2 billion non-cash gain, or $5.20 diluted earnings per share, for reorganization items.

(4)	Includes a $6.2 billion non-cash charge, or $31.58 diluted earnings per share, for reorganization items, a $310 million non-cash charge, or $1.58 diluted loss per share, associated with certain accounting adjustments and a $765 million income tax benefit, or $3.89 diluted EPS.

(5)	Includes an $888 million charge, or $5.49 diluted loss per share, for restructuring, asset writedowns, pension settlements and related items, net and an $884 million non-cash charge, or $5.47 diluted loss per share, for reorganization costs.
Other Financial and Statistical Data
(Unaudited)

	Successor					Predecessor
					Eight Months	Four Months
	Year Ended				Ended	Ended	Year Ended
	December 31,				December 31,	April 30,	December 31,
	2009		2008		2007	2007	2006		2005

Revenue passenger miles (millions)(1)	188,943		134,879		85,029	37,036	116,133		119,954
Available seat miles (millions)(1)	230,331		165,639		104,427	47,337	147,995		156,793
Passenger mile yield(1)	12.60	¢	14.52	¢	13.88 ¢	13.84 ¢	13.34	¢	12.16	¢
Passenger revenue per available seat mile(1)	10.34	¢	11.82	¢	11.30 ¢	10.83 ¢	10.47	¢	9.31	¢
Operating cost per available seat mile(1)	12.32	¢	18.72	¢	12.03 ¢	11.61 ¢	11.80	¢	11.79	¢
Passenger load factor(1)	82.0%		81.4%		81.4%	78.2%	78.5%		76.5%
Fuel gallons consumed (millions)(1)	3,853		2,740		1,742	792	2,480		2,687
Average price per fuel gallon, net of hedging(1)	$2.15		$3.16		$2.38	$1.93	$2.12		$1.89
Full-time equivalent employees, end of period	81,106		84,306		55,044	52,704	51,322		55,650

	Successor			Predecessor
	December 31,			December 31,
	2009	2008	2007	2006	2005

Total assets (millions)(1)	$43,539	$45,084	$32,423	$19,622	$20,039
Long-term debt and capital leases (including current maturities) (millions)(1)	$17,198	$16,571	$9,000	$8,012	$7,743
Stockholders’ equity (deficit) (millions)(1)	$245	$874	$10,113	$(13,593)	$(9,895)
Common stock outstanding (millions)	784	695	292	197	189

(1)	Includes the operations of our contract carriers under capacity purchase agreements, including non-owned carriers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Information
     We provide scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world. On October 29, 2008 (the “Closing Date”), a wholly-owned subsidiary of ours merged (the “Merger”) with and into Northwest Airlines Corporation. On the Closing Date, Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc. (collectively, “Northwest”), became wholly-owned subsidiaries of Delta. On December 31, 2009, Northwest Airlines, Inc. merged with and into Delta. As a result of this merger, Northwest Airlines, Inc. ceased to exist as a separate entity. We believe the Merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives.
     Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In accordance with GAAP, our financial results include the results of Northwest for the periods after the Closing Date, but not for periods on or before the Closing Date. Our financial results under GAAP for the year ended December 31, 2009 include the results of Northwest for the full year. In contrast, our financial results under GAAP for the year ended December 31, 2008 include the results of Northwest only from October 30 to December 31, 2008. Accordingly, our financial results under GAAP for the years ended December 31, 2009 and 2008 are not comparable.
     In the accompanying “Financial Highlights — 2009 GAAP Compared to 2008 Combined” and “Results of Operations — 2009 GAAP Compared to 2008 Combined,” we sometimes use information that is derived from our Consolidated Financial Statements, but that is not presented in accordance with GAAP. Certain of this information is considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. These non-GAAP financial measures include financial information for the year ended December 31, 2008 presented on a combined basis, which means the financial results for pre-Merger Delta and pre-Merger Northwest are combined beginning January 1, 2008. We believe this presentation of the 2008 financial results provides a more meaningful basis for comparing Delta’s financial performance in 2009 and 2008. See “Results of Operations — 2009 GAAP Compared to 2008 Combined” and “Supplemental Information” below for the reasons we use combined and other non-GAAP financial measures, as well as a reconciliation to the corresponding measures under GAAP. The non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.
Financial Highlights — 2009 GAAP Compared to 2008 Combined
     For 2009, we reported a net loss of $1.2 billion. These results reflect significant weakness in the airline revenue environment due to the global recession and $1.4 billion in fuel hedge losses. Our net loss for the year also includes a $407 million charge for merger-related items, a $321 million non-cash income tax benefit and an $83 million non-cash loss on the extinguishment of debt.
     Total operating revenue declined $6.2 billion, or 18%, in 2009 on a 6% decrease in system capacity, or available seat mile (“ASMs”), compared with 2008 on a combined basis. Passenger revenue accounted for $5.9 billion of the decrease. Passenger revenue per ASM (“PRASM”) declined 14% on a 14% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) significantly reduced demand, particularly in international markets, (2) a reduction in business demand, (3) competitive pricing pressures and (4) lower fuel surcharges due to the year-over-year decline on fuel prices.
     Volatile fuel prices continue to represent a significant risk to our business and the airline industry as a whole. While our fuel cost per gallon declined 35% in 2009 compared to 2008 on a combined basis, contributing to $5.4 billion in lower fuel expense excluding the mark-to-market adjustments related to fuel hedges settling in future periods, crude oil prices have risen 78% from December 31, 2008 to December 31, 2009.
     We have focused on maintaining a competitive cost structure through disciplined spending, productivity initiatives and accelerating Merger synergies. Our consolidated operating cost per ASM (“CASM”), excluding special items (as defined in “Supplemental Information” below) and fuel expense, increased 4% on a 6% lower capacity in 2009 compared to 2008 on a combined basis. The increase primarily reflects an increase in pension expense from a decrease in value in pension trust assets due to declines in the financial markets during 2008.

     At December 31, 2009, we had $4.7 billion in cash, cash equivalents and short-term investments, and $685 million in undrawn revolving credit facilities. In 2009, we completed $3.2 billion in financing transactions. For additional information regarding these financing transactions, see Note 6 of the Notes to the Consolidated Financial Statements.
Business Overview
     Recent Initiatives. We believe that our global network, hub structure and alliances with other airlines enables us to offer customers a service which results in a competitive advantage over other domestic and international airlines. In 2009, we implemented a joint venture with Air France-KLM that further strengthens our transatlantic network, expanded our alliance agreement with Alaska Airlines and Horizon Air to enhance our West coast presence, and received U.S. Department of Transportation approval for a codesharing agreement with Virgin Blue, which will expand our network between the U.S. and Australia and the South Pacific.
     Expanding our presence in New York City through increased corporate sales, improved facilities and increased and new service from New York is a key component of our network strategy. For example, we continue to make investments in our international operation at New York-JFK and explore long-term options to upgrade the facility. In addition, in August 2009, we announced our intention to make New York’s LaGuardia Airport a domestic hub through a slot transaction with US Airways. The agreement calls for US Airways to transfer 125 operating slot pairs to us at LaGuardia and for us to transfer 42 operating slot pairs to US Airways at Reagan National Airport in Washington, D.C. We also plan to swap gates at LaGuardia to consolidate all of our operations (including the Delta Shuttle) into an expanded main terminal facility with 11 additional gates. The U.S. Department of Transportation has issued a tentative order on the transaction that would require the divestiture of 20 slot pairs at LaGuardia and 14 slot pairs at Reagan National. We and US Airways are reviewing the tentative order to determine our next steps.
     We also plan to invest $1 billion through mid-2013 to improve the customer experience and the efficiency of our aircraft fleet. Planned enhancements include installing full flat-bed seats in BusinessElite on 90 trans-oceanic aircraft, adding in-seat audio and video throughout Economy Class on 68 widebody aircraft, adding First Class cabins to 66 CRJ-700 aircraft and installing winglets on more than 170 aircraft to extend aircraft range and increase fuel efficiency.
     Merger Synergies. As a result of our integration efforts, we achieved more than $700 million in Merger synergy benefits in 2009, and we are targeting an additional $600 million in Merger synergy benefits in 2010. In 2009, we completed a significant portion of our Merger integration, including combining frequent flyer programs, consolidating and rebranding all airport facilities and achieving a single operating certificate from the Federal Aviation Administration. Our ability to fully realize targeted annual synergies of $2 billion by 2012 is dependent on various factors, including the integration of technologies of the two pre-Merger airlines, which we expect to occur in the first half of 2010. In January 2010, we completed the integration of the Northwest reservations system, including the transition of Northwest flights and passenger reservations into the Delta system.
Results of Operations — 2009 GAAP Compared to 2008 Combined
     In this section, we compare Delta’s results of operations under GAAP for the year ended December 31, 2009 with Delta’s results on a combined basis for the year ended December 31, 2008.
     As discussed in “General Information” above, Delta’s results of operations for 2008 on a combined basis add (1) Delta’s results of operations under GAAP for 2008, which includes Northwest’s results from October 30 to December 31, 2008; and (2) Northwest’s results from January 1 to October 29, 2008. We believe this presentation of the 2008 financial results provides a more meaningful basis for comparing Delta’s financial performance in 2009 and 2008.

Operating Revenue

		2008			2009 GAAP vs. 2008 Combined
	GAAP
	Year Ended	GAAP	Northwest	Combined		%
	December 31,	Year Ended	January 1 to	Year Ended	Increase	Increase
(in millions)	2009	December 31	October 29	December 31	(Decrease)	(Decrease)

Operating Revenue:
Passenger:
Domestic	$10,863	$8,707	$4,872	$13,579	$(2,716)	(20)%
Atlantic	4,357	4,390	1,450	5,840	(1,483)	(25)%
Latin America	1,268	1,362	131	1,493	(225)	(15)%
Pacific	2,034	678	2,029	2,707	(673)	(25)%

Total Mainline	18,522	15,137	8,482	23,619	(5,097)	(22)%
Regional carriers	5,285	4,446	1,643	6,089	(804)	(13)%

Total passenger revenue	23,807	19,583	10,125	29,708	(5,901)	(20)%
Cargo	788	686	667	1,353	(565)	(42)%
Other, net	3,468	2,428	799	3,227	241	7%

Total operating revenue	$28,063	$22,697	$11,591	$34,288	$(6,225)	(18)%

		Increase (Decrease) 2009 GAAP vs. 2008 Combined
	GAAP
	Year Ended				Passenger
	December 31,	Passenger		ASMs	Mile		Load
(in millions)	2009	Revenue	RPMs (Traffic)	(Capacity)	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$10,863	(20)%	(8)%	(8)%	(14)%	(14)%	—
Atlantic	4,357	(25)%	(8)%	(9)%	(20)%	(19)%	0.9 pts
Latin America	1,268	(15)%	(4)%	(2)%	(12)%	(14)%	(1.5) pts
Pacific	2,034	(25)%	(12)%	(8)%	(14)%	(17)%	(3.5) pts

Total Mainline	18,522	(22)%	(8)%	(7)%	(15)%	(15)%	(0.3) pts
Regional carriers	5,285	(13)%	(1)%	—%	(13)%	(13)%	(0.1) pts

Total passenger revenue	$23,807	(20)%	(7)%	(6)%	(14)%	(14)%	(0.4) pts

     Mainline Passenger Revenue. Mainline passenger revenue decreased in 2009 compared to 2008 on a combined basis primarily due to weakened demand for air travel from the global recession, capacity reductions and the effects of the H1N1 virus on passenger travel. Passenger mile yield and PRASM both declined 15%.
•	Domestic Passenger Revenue. Domestic passenger revenue decreased 20% from a 14% decrease in PRASM on an 8% decline in capacity. The passenger mile yield decreased 14%, reflecting (1) a reduction in business demand due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to the year-over-year decline in fuel prices.

•	International Passenger Revenue. International passenger revenue decreased 24% from an 18% decrease in PRASM on an 7% decline in capacity. The passenger mile yield decreased 17%, reflecting (1) significantly reduced demand for international travel, (2) competitive pricing pressures (especially in the Atlantic market, which experienced a 20% decrease in passenger mile yield), primarily from a significant decrease in business demand due to the global recession and (3) the impact of the H1N1 virus, most notably in the Pacific and Latin America markets. The decrease in passenger mile yield in the Atlantic market also reflects unfavorable foreign currency exchange rates and lower fuel surcharges due to the year-over-year decline in fuel prices.

     Regional carriers. Passenger revenue of regional carriers declined $804 million primarily as a result of a 13% decrease in passenger mile yield while traffic and capacity remained flat. The decrease in passenger mile yield reflects (1) a reduction in demand for air travel due to the global recession and (2) an overall decrease in average fares due to competitive pricing pressures.
     Cargo. Cargo revenue decreased due to capacity reductions, significantly reduced cargo yields and international volume as a result of the global recession, and lower fuel surcharges due to the year-over-year decline in fuel prices. During 2009, we retired our remaining 10 dedicated freighter B-747-200F aircraft, which contributed to a 40% decline in capacity.
     Other, net. Other, net revenue increased $241 million primarily due to new or increased baggage handling fees and higher SkyMiles program revenue, partially offset by decreased revenue from our alliance agreements and a reduction in our aircraft maintenance and repair service.
Operating Expense

		2008			2009 GAAP vs. 2008 Combined
	GAAP
	Year Ended	GAAP	Northwest	Combined		%
	December 31,	Year Ended	January 1 to	Year Ended	Increase	Increase
(in millions)	2009	December 31	October 29	December 31	(Decrease)	(Decrease)

Operating Expense:
Aircraft fuel and related taxes	$7,384	$7,346	$4,996	$12,342	$(4,958)	(40)%
Salaries and related costs	6,838	4,329	2,220	6,549	289	4%
Contract carrier arrangements	3,823	3,766	901	4,667	(844)	(18)%
Contracted services	1,595	1,062	667	1,729	(134)	(8)%
Depreciation and amortization	1,536	1,266	1,054	2,320	(784)	(34)%
Aircraft maintenance materials and outside repairs	1,434	1,169	612	1,781	(347)	(19)%
Passenger commissions and other selling expenses	1,405	1,030	737	1,767	(362)	(20)%
Landing fees and other rents	1,289	787	456	1,243	46	4%
Passenger service	638	440	210	650	(12)	(2)%
Aircraft rent	480	307	184	491	(11)	(2)%
Impairment of goodwill and other intangible assets	—	7,296	3,841	11,137	(11,137)	NM
Restructuring and merger-related items	407	1,131	225	1,356	(949)	(70)%
Other	1,558	1,082	644	1,726	(168)	(10)%

Total operating expense	$28,387	$31,011	$16,747	$47,758	$(19,371)	(41)%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $5.0 billion in 2009 compared to 2008 on a combined basis primarily due to (1) $4.8 billion associated with lower average fuel prices and (2) $858 million from a 7% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $1.4 billion in fuel hedge losses for 2009, compared to $666 million in fuel hedge losses for 2008. The fuel hedge losses in 2009 are primarily from hedges purchased in 2008 during the period fuel prices reached record highs and were expected to continue to rise.
     Salaries and related costs. Salaries and related costs increased $289 million due to (1) pay increases for pilot and non-pilot frontline employees, (2) higher pension expense from a decline in the value of our defined benefit plan assets as a result of market conditions and (3) Delta airline tickets awarded to employees as part of an employee recognition program. These increases were partially offset by a 5% average decrease in headcount primarily related to workforce reduction programs.
     Contract carrier arrangements. Contract carrier arrangements expense decreased $844 million primarily due to decreases of (1) $714 million associated with lower average fuel prices and (2) $119 million from a 7% decline in fuel consumption due to capacity reductions.
     Depreciation and amortization. Depreciation and amortization decreased $784 million as a result of (1) $641 million in impairment related charges recorded in the year ended December 31, 2008, primarily related to certain definite-lived intangible assets and aircraft, and (2) $125 million related to the December 2008 multi-year extension of our co-brand credit card relationship with American Express (the “American Express Agreement”), extending the useful life of the American Express Agreement intangible asset to the date the contract expires.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased $347 million primarily from capacity reductions.
     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses decreased $362 million primarily in connection with the passenger revenue decrease.
     Impairment of goodwill and other intangible assets. During 2008, we experienced a significant decline in market capitalization primarily from record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. We determined goodwill was impaired and recorded a non-cash charge of $10.2 billion on a combined basis. We also recorded a non-cash charge of $955 million on a combined basis to reduce the carrying value of certain intangible assets based on their revised estimated fair values.
     Restructuring and merger-related items. Restructuring and merger-related items decreased $949 million, primarily due to the following:
•	During 2009, we recorded a $288 million charge for merger-related items associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations. We expect to incur total cash costs of approximately $500 million over approximately three years to integrate the two airlines.

•	For 2009, we recorded a $119 million charge in connection with employee workforce reduction programs.

•	During 2008, we recorded $1.2 billion primarily in non-cash, merger-related charges related to the issuance or vesting of employee equity awards in connection with the Merger and $114 million in restructuring and related charges in connection with voluntary workforce reduction programs. In addition, we recorded charges of $25 million related to the closure of certain facilities and $14 million associated with the early termination of certain contract carrier arrangements.

Other (Expense) Income

		2008
	GAAP
	Year Ended	GAAP	Northwest	Combined
	December 31,	Year Ended	January 1 to	Year Ended	Favorable
(in millions)	2009	December 31	October 29	December 31	(Unfavorable)

Interest expense	$(1,278)	$(705)	$(373)	$(1,078)	$(200)
Interest income	27	92	86	178	(151)
Loss on extinguishment of debt	(83)	—	—	—	(83)
Miscellaneous, net	77	(114)	(230)	(344)	421

Total other expense, net	$(1,257)	$(727)	$(517)	$(1,244)	$(13)

     Other expense, net for 2009 was $1.3 billion, compared to $1.2 billion for 2008 on a combined basis. This change is primarily attributable to (1) a $200 million increase in interest expense from increased amortization of debt discount, (2) a $151 million decrease in interest income primarily from significantly reduced short-term interest rates, (3) an $83 million non-cash loss for the write-off of the unamortized discount on the extinguishment of the Northwest senior secured exit financing facility (the “Bank Credit Facility”) and (4) a $421 million favorable change in miscellaneous, net due to the following:

Favorable
(Unfavorable)
2009 GAAP vs.
(in millions)	2008 Combined

Miscellaneous, net
Impairment in 2008 of minority ownership interest in Midwest Air Partners, LLC	$213
Foreign currency exchange rates	99
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	77
Loss on investments in The Reserve Primary Fund and insured auction rate securities in 2008	41
Other	(9)

Total miscellaneous, net	$421

Income Taxes

		2008
	GAAP
	Year Ended	GAAP	Northwest	Combined
	December 31,	Year Ended	January 1 to	Year Ended
(in millions)	2009	December 31	October 29	December 31	Increase

Income tax benefit	$344	$119	$211	$330	$14

     We consider all income sources, including other comprehensive income, in determining the amount of tax benefit that should be allocated to continuing operations. For 2009, we recorded an income tax benefit of $344 million, including a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million on other comprehensive income. We did not record an income tax benefit for the remainder of our loss for 2009. The deferred tax asset resulting from such a net operating loss was fully reserved by a valuation allowance.
     We recorded an income tax benefit of $330 million for 2008 on a combined basis as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit as a result of our loss for 2008. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.

Results of Operations—2008 GAAP Compared to 2007 Predecessor plus Successor
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2007 (the “Effective Date”), the Delta Debtors emerged from bankruptcy. References in this Form 10-K to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date; (2) the issuance of new Delta common stock and certain debt securities in accordance with the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”); and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.
     We adopted fresh start reporting upon emergence from Chapter 11, which resulted in our becoming a new entity for financial reporting purposes. Due to our adoption of fresh start reporting on April 30, 2007, the accompanying Consolidated Statements of Operations for 2007 include the results of operations for (1) the four months ended April 30, 2007 of the Predecessor and (2) the eight months ended December 31, 2007 of the Successor.
     In this section, we added the results of operations for the four months ended April 30, 2007 of the Predecessor with the eight months ended December 31, 2007 of the Successor. We then compared (1) Delta’s results of operations for the year ended December 31, 2008 under GAAP with (2) the 2007 Predecessor plus Successor results. We believe this presentation of the 2007 financial results provides a more meaningful basis for comparing Delta’s financial performance in 2008 and 2007.
Operating Revenue

	GAAP	Predecessor + Successor
				Increase due
				to Northwest	Increase
				Operations	(Decrease)
	Year Ended	Year Ended		October 30 to	Excluding
	December 31,	December 31,		December 31,	Northwest
(in millions)	2008	2007	Increase	2008	Operations

Operating Revenue:
Passenger:
Mainline	$15,137	$12,758	$2,379	$1,396	$983
Regional carriers	4,446	4,170	276	334	(58)

Total passenger revenue	19,583	16,928	2,655	1,730	925
Cargo	686	482	204	96	108
Other, net	2,428	1,744	684	199	485

Total operating revenue	$22,697	$19,154	$3,543	$2,025	$1,518

     Northwest Operations. As a result of the Merger, our results of operations under GAAP for 2008 include Northwest’s operations for the period from October 30 to December 31, 2008, which increased our operating revenue by $2.0 billion in 2008 compared to the 2007 Predecessor plus Successor results. The addition of Northwest to our operations for that period increased ASMs, or capacity, 10% for the full year.

		Increase (Decrease) 2008 GAAP vs. 2007 Predecessor + Successor
	GAAP
	Year Ended	Passenger
	December 31,	Mile		Load
(in millions)	2008	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$8,707	4%	6%	2.1pts
Atlantic	4,390	9%	7%	(1.2)pts
Latin America	1,362	13%	16%	2.1pts
Pacific	678	4%	4%	0.2pts

Total Mainline	15,137	6%	7%	1.0pts
Regional carriers	4,446	5%	6%	0.8pts

Total passenger revenue	$19,583	5%	6%	1.0pts

     Mainline Passenger Revenue. Mainline passenger revenue increased in 2008 compared to the 2007 Predecessor plus Successor results primarily due to (1) the inclusion of Northwest’s operations, (2) fare increases in response to increased fuel charges, (3) pricing and scheduling initiatives and (4) our increased service to international destinations. The increase in passenger revenue reflects a rise of 6% and 7% in passenger mile yield and PRASM, respectively.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 8%, due to a 2.1 point increase in load factor and a 6% increase in PRASM on a 1% increase in capacity. The passenger mile yield increased 4%. The increases in passenger revenue and PRASM reflect (1) the inclusion of Northwest’s operations and (2) fare increases, higher yields and our reduction of domestic flights in response to high fuel prices and the slowing economy. Excluding Northwest’s operations, we reduced domestic capacity by 7% for the year.

•	International Passenger Revenue. International passenger revenue increased 38%, due to a 27% increase in capacity from growth in our international operations and the inclusion of Northwest’s operations, and a 9% increase in PRASM. The passenger mile yield increased 9% due to fuel surcharges and increases in service to international destinations, primarily in the Atlantic and Latin America markets, from the restructuring of our route network. Excluding Northwest’s operations, we increased international capacity by 14% for the year.
     Regional carriers. Passenger revenue of regional affiliates increased due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, regional carriers revenue declined $58 million primarily due to an 8% decrease in capacity in response to high fuel prices and the slowing economy, as well as the termination of certain contract carrier agreements.
     Cargo. Cargo revenue increased due to the inclusion of Northwest’s operations and an increase in fuel surcharges, improved cargo yields, and higher international volume.
     Other, net. Other, net revenue increased primarily due to the inclusion of Northwest’s operations. Excluding Northwest’s operations, other, net revenue increased $485 million primarily due to (1) new or increased administrative service charges and baggage handling fees, (2) growth in aircraft maintenance and staffing services to third parties and (3) higher SkyMiles program revenue.

Operating Expense

				Increase (Decrease) due to:
		Predecessor +		Northwest
	GAAP	Successor		Operations
	Year Ended	Year Ended		October 30 to	Restructuring
	December 31,	December 31,	Increase	December 31,	and merger-		Fuel
(in millions)	2008	2007	(Decrease)	2008	related items	Impairments	Expense	Other

Operating Expense:
Aircraft fuel and related taxes	$7,346	$4,686	$2,660	$718	$—	$—	$1,942	$—
Salaries and related costs	4,329	3,759	570	504	—	—	—	66
Contract carrier arrangements	3,766	3,275	491	144	—	—	303	44
Depreciation and amortization	1,266	1,164	102	91	—	—	—	11
Aircraft maintenance materials and outside repairs	1,169	983	186	113	—	—	—	73
Contracted services	1,062	910	152	128	—	—	—	24
Passenger commissions and other selling expenses	1,030	933	97	130	—	—	—	(33)
Landing fees and other rents	787	725	62	106	—	—	—	(44)
Passenger service	440	338	102	35	—	—	—	67
Aircraft rent	307	246	61	40	—	—	—	21
Profit sharing	—	158	(158)	—	—	—	—	(158)
Impairment of goodwill and other intangible assets	7,296	—	7,296	—	—	7,296	—	—
Restructuring and merger-related items(1)	1,131	—	1,131	—	1,131	—	—	—
Other	1,082	881	201	88	—	—	—	113

Total operating expense	$31,011	$18,058	$12,953	$2,097	$1,131	$7,296	$2,245	$184

(1)	Restructuring and merger-related items include $333 million in one-time merger-related charges, as discussed below related to Northwest for the period from October 30 to December 31, 2008.
     Northwest Operations. As a result of the Merger, our results of operations under GAAP for 2008 include Northwest’s operations for the period from October 30 to December 31, 2008, which increased operating expense by $2.1 billion in 2008 compared to the 2007 Predecessor plus Successor results. The addition of Northwest for that period increased capacity 10% for the full year.
     Restructuring and merger-related items. Restructuring and merger-related items totaled a $1.1 billion charge, primarily consisting of the following:
•	Merger-related charges. $978 million in one-time primarily non-cash charges relating to the issuance or vesting of employee equity awards in connection with the Merger.

•	Severance and related costs. $114 million in restructuring and related charges in connection with two voluntary workforce reduction programs for U.S. non-pilot employees announced in March 2008 in which approximately 4,200 employees elected to participate.

•	Facilities and other. $25 million in facilities charges primarily related to accruals for future lease obligations for previously announced plans to close operations in Concourse C at the Cincinnati/Northern Kentucky International Airport (the “Cincinnati Airport”).

•	Contract carrier restructuring. $14 million in charges associated with the early termination of certain capacity purchase agreements with regional air carriers.
     Impairments. During 2008, we experienced a significant decline in market capitalization primarily from record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest. As a result, we determined goodwill was impaired and recorded a non-cash charge of $6.9 billion. We also recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.
     Fuel expense. Fuel expense, including contract carriers, increased $2.2 billion, primarily due to higher average fuel prices, which were partially offset by fuel hedge gains and reduced consumption from lower capacity. Fuel prices averaged $3.18 per gallon, including fuel hedge gains of $134 million, for 2008, compared to $2.24 per gallon, including fuel hedge gains of $51 million, for 2007.
     Salaries and related costs. Salaries and related costs increased $66 million primarily from a 6% average increase in pilots and flight attendants to staff increased international flying, annual pay increases for all pilot and non-pilot non-management employees, and increases in group insurance rates, partially offset by a 3% average decrease in headcount primarily related to two voluntary workforce reduction programs.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs increased $73 million primarily due to growth in our third party maintenance and repair business.
     Passenger service. Passenger service increased $67 million primarily associated with (1) the increased cost of catering on international flights, (2) product upgrades in our Business Elite cabins and (3) unfavorable foreign currency exchange rates.
     Profit sharing. In 2007, we recorded a $158 million charge related to our broad-based employee profit sharing plan. We did not record any profit sharing expense in 2008. This plan provides that, for each year in which we have an annual pre-tax profit (as defined), we will pay at least 15% of that profit to eligible employees.
Other (Expense) Income
     Other expense, net for 2008 was $727 million, compared to $492 million for 2007. This change is attributable to (1) a $53 million, or 8%, increase in interest expense primarily due to a higher level of debt outstanding, including Northwest debt for the period from October 30 to December 31, 2008 and the borrowing of the entire amount of our $1.0 billion exit revolving credit facility, partially offset by the repayment of our debtor-in-possession financing facilities (the “DIP Facility”) and other higher floating rate debt in connection with our emergence from Chapter 11, (2) a $36 million decrease in interest income primarily from lower cash balances prior to the Merger and lower interest rates compared to 2007 and (3) a $146 million unfavorable change in miscellaneous, net due to the following:

Unfavorable
2008 GAAP vs. 2007
Predecessor +
(in millions)	Successor

Miscellaneous, net
Foreign currency exchange rates	$72
Loss on investments in The Reserve Primary Fund and insured auction rate securities	34
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	21
Northwest non-operating expense from October 30 to December 31, 2008	12
Other	7

Total miscellaneous, net	$146

Reorganization Items, Net
     Reorganization items, net totaled a $1.2 billion gain for 2007, primarily consisting of the following:
•	Emergence gain. A net $2.1 billion gain due to our emergence from bankruptcy, comprised of (1) a $4.4 billion gain related to the discharge of liabilities subject to compromise in connection with the settlement of claims, (2) a $2.6 billion charge associated with the revaluation of our SkyMiles frequent flyer obligation and (3) a $238 million gain from the revaluation of our remaining assets and liabilities to fair value.

•	Aircraft financing renegotiations and rejections. A $440 million charge for estimated claims primarily associated with the restructuring of the financing arrangements for 143 aircraft and adjustments to prior claims estimates.

•	Contract carrier agreements. A net charge of $163 million in connection with amendments to certain contract carrier agreements.

•	Emergence compensation. In accordance with Delta’s Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by Delta’s Plan of Reorganization, of approximately 14 million shares of common stock to those employees.

•	Pilot collective bargaining agreement. An $83 million allowed general, unsecured claim in connection with the agreement between Comair, Inc., our wholly owned subsidiary (“Comair”), and the Air Line Pilots Association (“ALPA”) to reduce Comair’s pilot labor costs.

•	Facility leases. A net $43 million gain, which primarily reflects (1) a $126 million net gain related to our settlement agreement with the Massachusetts Port Authority partially offset by (2) a net $80 million charge from an allowed general, unsecured claim in connection with the settlement relating to the restructuring of certain of our lease and other obligations at the Cincinnati Airport.
Income Taxes
     We recorded an income tax benefit of $119 million for 2008 due to the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit as a result of our loss for 2008. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
     For 2007, we recorded an income tax provision totaling $207 million. We recorded a full valuation allowance against our net deferred tax assets, excluding the effect of the deferred tax liabilities that are unable to be used as a source of income against these deferred tax assets, based on our belief that it is more likely than not that the asset will not be realized in the future. Under accounting guidance applicable in 2007, any reduction in the valuation allowance as a result of the recognition of deferred tax assets was adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying cost of these assets was zero. Accordingly, during 2007, we reduced goodwill by $211 million with respect to the realization of pre-emergence deferred tax assets.

Financial Condition and Liquidity
     We expect to meet our cash needs for 2010 from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. Our cash and cash equivalents and short-term investments were $4.7 billion at December 31, 2009. We also have $685 million of additional cash available from undrawn credit facilities. As of December 31, 2009, we have financing commitments from third parties, or definitive agreements to sell, all aircraft subject to purchase commitments, except for nine previously owned MD-90 aircraft. Under these financing commitments third parties have agreed to finance on a long-term basis a substantial portion of the purchase price of the covered aircraft. For additional information regarding our aircraft purchase commitments, see Note 8 of the Notes to the Consolidated Financial Statements.
     The global economic recession weakened demand for air travel, decreasing our revenue and negatively impacting our liquidity. In an effort to lessen the impact of the global recession, we implemented initiatives to reduce costs, increase revenues and preserve liquidity, primarily through reducing capacity to align with demand, workforce reduction programs and the acceleration of Merger synergy benefits.
     Our ability to obtain additional financing, if needed, on acceptable terms could be affected by the fact that substantially all of our assets are subject to liens.
Significant Liquidity Events
     Significant liquidity events during 2009 were as follows:
•	In September 2009, we borrowed a total of $2.1 billion under three new financings, consisting of: (1) $750 million of senior secured credit facilities, which include a $500 million first-lien revolving credit facility (the “Revolving Facility”) and a $250 million first-lien term loan facility; (2) $750 million of senior secured notes; and (3) $600 million of senior second lien notes. A portion of the net proceeds was used to repay in full the Bank Credit Facility due in 2010 with the remainder of the proceeds available for general corporate purposes.

•	In November 2009, we issued $689 million of Pass Through Certificates, Series 2009-1 through two separate trusts (the “2009-1 EETC”). We used $342 million of the net proceeds of the 2009-1 EETC offering to prepay existing mortgage financings for five aircraft that were delivered and financed earlier in 2009 and for general corporate purposes. We intend to use the remaining $347 million of the net proceeds of the 2009-1 EETC, which are currently held in escrow, to repay a portion of the refinancing of 22 aircraft that currently secure our 2000-1 EETC.

•	In 2009, we entered into two revolving credit facilities for a total of $250 million. We also received the proceeds from the issuance of $150 million in unsecured tax exempt bonds. In addition, a $300 million revolving credit facility terminated on its maturity date.
     For additional information regarding these matters and other liquidity events, see Note 6 of the Notes to the Consolidated Financial Statements.
Sources and Uses of Cash
     In this section, we review the sources and uses of cash for the years ended December 31, 2009 and 2008 under GAAP. For 2007, we added Delta’s sources and uses of cash for the four months ended April 30, 2007 of the Predecessor with the eight months ended December 31, 2007 of the Successor. We believe the 2007 Predecessor plus Successor sources and uses of cash provides a more meaningful perspective on Delta’s cash flows for 2007 than if we did not present this information in this manner.
Cash flows from operating activities
     Cash provided by operating activities totaled $1.4 billion for 2009, primarily reflecting (1) the return from counterparties of $1.1 billion of hedge margin primarily used to settle hedge losses recognized during the period and (2) $690 million in net income after adjusting for non-cash items such as depreciation and amortization.

     Cash used in operating activities totaled $1.7 billion for 2008, primarily reflecting (1) an increase in aircraft fuel payments due to record high fuel prices for most of the year, (2) the posting of $680 million in margin with counterparties primarily from our estimated fair value loss position on our fuel hedge contracts at December 31, 2008, (3) the payment of $438 million in premiums for fuel hedge derivatives entered into during 2008, (4) a $374 million decrease in advance ticket sales due to the slowing economy and (5) the payment of $158 million in 2008 under our broad-based employee profit sharing plan related to 2007. Cash used in operating activities was partially offset by cash flows driven by a $3.5 billion increase in operating revenue, $2.0 billion of which is directly attributable to Northwest’s operations since the Closing Date.
     Cash provided by operating activities totaled $1.4 billion for 2007, primarily reflecting $875 million in cash used under Delta’s Plan of Reorganization to satisfy bankruptcy-related obligations under our comprehensive agreement with ALPA and settlement agreement with the Pension Benefit Guaranty Corporation. Cash flows from operating activities during 2007 also reflect (1) the release of $804 million from restricted cash pursuant to an amendment to our Visa/Mastercard credit card processing agreement, (2) revenue and network productivity improvements, including right-sizing capacity to better meet customer demand and the continued restructuring of our route network to reduce less productive short haul domestic flights and reallocate widebody aircraft to international routes and (3) a $476 million decrease in short-term investments primarily from sales of auction rate securities.
Cash flows from investing activities
     Cash used in investing activities totaled $1.0 billion for 2009, primarily reflecting net investments of $951 million for flight equipment and $251 million for ground property and equipment. Cash used in investing activities was partially offset by (1) a $142 million distribution of our investment in The Reserve Primary Fund and (2) $100 million of proceeds from the sale of flight equipment.
     Cash provided by investing activities totaled $1.6 billion for 2008, primarily reflecting (1) the inclusion of $2.4 billion in cash and cash equivalents from Northwest in the Merger and (2) $609 million in restricted cash and cash equivalents, primarily related to $500 million of cash from a Northwest borrowing that was released from escrow. These inflows were partially offset by investments of $1.3 billion for flight equipment and $241 million for ground property and equipment.
     Cash used in investing activities totaled $625 million for 2007, primarily reflecting investments of $810 million for flight equipment and advanced payments for aircraft commitments and $226 million for ground property and equipment. During 2007, restricted cash decreased by $185 million. In addition, we received $34 million and $83 million from the sale of our investments in priceline.com Incorporated and ARINC Incorporated, respectively.
Cash flows from financing activities
     Cash used in financing activities totaled $19 million for 2009, primarily reflecting $3.0 billion in proceeds from long-term debt and aircraft financing, largely associated with the issuance of (1) $2.1 billion under three new financings (as discussed above), (2) $342 million from the 2009-1 EETC offering (with the remaining proceeds held in escrow) and (3) $150 million of tax exempt bonds, mostly offset by the repayment of $2.9 billion in long-term debt and capital lease obligations, including the Bank Credit Facility and the Revolving Facility.
     Cash provided by financing activities totaled $1.7 billion for 2008, primarily reflecting (1) $1.0 billion in borrowings under a revolving credit facility, (2) $1.0 billion received under the American Express Agreement for an advance purchase of SkyMiles, and (3) $1.0 billion from aircraft financing. Cash provided by financing activities was partially offset by the repayment of $1.6 billion of long-term debt and capital lease obligations.

     Cash used in financing activities totaled $120 million for 2007, primarily reflecting (1) the repayment of the DIP Facility with a portion of the proceeds available under the senior secured exit financing facility and existing cash, (2) the prepayment of $863 million of secured debt with a portion of the proceeds from the sale of enhanced equipment trust certificates and (3) scheduled principal payments on long-term debt and capital lease obligations. During 2007, we also received $181 million in proceeds from an amendment to certain financing arrangements in which the outstanding principal amount was increased.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2009. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time, some of which are discussed in footnotes to this table and in the text immediately following the footnotes. Results that vary significantly from our assumptions could have a material impact on our contractual obligations.

	Contractual Obligations by Year
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt(1)	$2,690	$3,460	$4,200	$2,060	$3,440	$7,690	$23,540
Contract carrier obligations(2)	1,870	1,780	1,770	1,820	1,900	7,550	16,690
Employee benefit obligations(3)	860	740	790	740	740	10,750	14,620
Operating lease payments(4)	1,589	1,407	1,296	1,171	1,085	5,242	11,790
Aircraft purchase commitments(5)	1,080	—	—	—	—	—	1,080
Capital lease obligations(6)	148	146	119	87	67	337	904
Other purchase obligations(7)	400	270	260	160	90	90	1,270

Total(8)	$8,637	$7,803	$8,435	$6,038	$7,322	$31,659	$69,894

(1)	Includes the principal amount of our long-term debt, which is also included in our Consolidated Balance Sheet. The table also includes interest payments related to long-term debt, but excludes the impact of our interest rate hedges. Estimated amounts for future interest and related payments in connection with our long-term debt obligations are based on the fixed and variable interest rates specified in the associated debt agreements. Estimates on variable rate interest were calculated using implied short-term LIBOR based on LIBOR at December 31, 2009.

The table also includes (a) payments for credit enhancements required in conjunction with certain financing agreements and (b) debt recorded in connection with the American Express Agreement. As part of the American Express Agreement, we received $1.0 billion from American Express for an advance purchase of SkyMiles. Our obligation to American Express will be satisfied through use of SkyMiles by American Express over an expected two year period that begins in December 2010.

(2)	Represents our minimum fixed obligations under our contract carrier agreements (excluding contract carrier aircraft lease payments accounted for as operating leases).

(3)	Represents minimum funding requirements under government regulations for all of our qualified defined benefit pension plans based on actuarially determined estimates and projected future benefit payments from all of our unfunded other postretirement and other postemployment plans. For additional information regarding our qualified defined benefit pension plans, see “Pension Obligations” below.

(4)	Includes our noncancelable operating leases and our lease payments related to aircraft under our contract carrier agreements.

(5)	Approximately $800 million of this amount is associated with our orders to purchase 20 B-737-800 aircraft for which we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations.

The table excludes our order of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation. The table also excludes our order for five A319-100 aircraft and two A320-200 aircraft since we have the right to cancel these orders.

(6)	Includes interest payments related to capital lease obligations. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets.

(7)	Primarily includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including but not limited to insurance, outsourced human resource services, marketing, maintenance, technology, sponsorships and other third party services and products.

(8)	In addition to the contractual obligations included in the table, we have significant cash obligations that are not included in the table. For example, we will pay wages required under collective bargaining agreements, purchase capacity under contract carrier arrangements (as discussed below), settle tax contingency reserves (as discussed below), pay credit card processing fees and pay fees for other goods and services, including those related to fuel, maintenance and commissions. While we are parties to legally binding contracts regarding these goods and services, the actual commitment is contingent on certain factors such as volume and/or variable rates that are uncertain or unknown at this time. Therefore, these items are not included in the table. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets. Payments under our profit-sharing plan or pursuant to our 2007 Performance Compensation Plan are contingent on factors unknown at this time and, therefore, are not included in this table.
     Pension Obligations. We sponsor a defined benefit pension plan for eligible non-pilot Delta employees and retirees (the “Delta Non-Pilot Plan”) and defined benefit pension plans for eligible Northwest employees and retirees (the “Northwest Pension Plans”), all of which have been frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act.
     The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Under the Alternative Funding Rules, the unfunded liability for a frozen defined benefit plan may be funded over a fixed 17-year period. The unfunded liability is defined as the actuarial liability and is calculated using an 8.85% interest rate. Delta elected the Alternative Funding Rules for the Delta Non-Pilot Plan, effective April 1, 2007; and Northwest elected the Alternative Funding Rules for the Northwest Pension Plans, effective October 1, 2006. We estimate that the funding requirements under these plans will be approximately $720 million in 2010.
     While this legislation makes our funding obligations for these plans more predictable, factors outside our control continue to have an impact on the funding requirements. Estimates of future funding requirements are based on various assumptions and can vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets; statutory requirements; and demographic data for participants.
     The following items are not included in the table above:
     Contract Carrier Agreements. During the year ended December 31, 2009, six regional air carriers (“Contract Carriers”) operated for us (in addition to our wholly-owned subsidiaries, Comair, Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”)) pursuant to capacity purchase agreements. Under these agreements, the regional air carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.
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
     For information regarding payments we may be required to make in connection with certain terminations of our capacity purchase agreements with Chautauqua Airlines, Inc. and Shuttle America Corporation, see “Contingencies Related to Termination of Contract Carrier Agreements” in Note 8 of the Notes to the Consolidated Financial Statements.
     Uncertain Tax Positions. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 31, 2009 is $66 million. We are currently under audit by the Internal Revenue Service (the “IRS”) for the 2008 and 2009 tax years.

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
     Frequent Flyer Programs. We have a frequent flyer program (the “SkyMiles Program”) offering incentives to increase travel on Delta. This program allows participants to earn mileage credits by flying on Delta, Contract Carriers and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to other airlines and to non-airline businesses. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Sky Club and for other program awards.
     In the Merger, we assumed Northwest’s frequent flyer program (the “WorldPerks Program”). In October 2009, we completed the consolidation of the SkyMiles and WorldPerks Programs, which combined miles from each program at a one-to-one ratio. The WorldPerks Program was accounted for under the same methodology as the SkyMiles Program.
     We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on prices at which we sell mileage credits to other airlines, currently $0.0054 per mile, and is re-evaluated at least annually. Under the residual method, the portion of the revenue from the sale of mileage credits and the mileage component of passenger ticket sales that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided based on the weighted- average price of all miles that have been deferred. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income when the related marketing services are provided and classified as other, net revenue.
     For mileage credits which we estimate are not likely to be redeemed (“Breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. The estimate of Breakage is based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2009, the aggregate deferred revenue balance associated with the SkyMiles Program was $4.8 billion. A hypothetical 1% change in our outstanding number of miles estimated to be redeemed would result in a $33 million impact on our deferred revenue liability at December 31, 2009.

     Purchase Accounting Measurements. On the Closing Date, Northwest revalued its assets and liabilities at fair value. This revaluation did not impact earnings; it did impact the calculation of goodwill related to the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions, could significantly impact earnings.
     The fair value of Northwest’s debt and capital lease obligations was determined by estimating the present value of amounts to be paid at appropriate interest rates as of the Closing Date. These rates were determined with swap rates, LIBOR rates and market spreads as of the Closing Date. The market spreads, which were determined with the assistance of third party financial institutions, considered the credit risk and the structure of the debt and capital lease obligations as well as the underlying collateral supporting the obligations.
     Fair value measurements for goodwill and other intangible assets included significant unobservable inputs, which generally include a five-year business plan, 12 months of historical revenues and expenses by city pair, projections of available seat miles, revenue passenger miles, load factors, operating costs per available seat mile and a discount rate.
     One of the significant unobservable inputs underlying the intangible fair value measurements performed on the Closing Date is the discount rate. We determined the discount rate using the weighted average cost of capital of the airline industry, which was measured using a Capital Asset Pricing Model (“CAPM”). The CAPM in the valuation of goodwill and indefinite-lived intangibles utilized a 50% debt and 50% equity structure. The historical average debt-to-equity structure of the major airlines since 1990 is also approximately 50% debt and 50% equity, which was similar to Northwest’s debt-to-equity structure at emergence from Chapter 11. The return on debt was measured using a bid-to-yield analysis of major airline corporate bonds. The expected market rate of return for equity was measured based on the risk free rate, the airline industry beta and risk premiums based on the Federal Reserve Statistical Release H. 15 or Ibbotson® Stocks, Bonds, Bills, and Inflation® Valuation Yearbook, Edition 2008. These factors resulted in a 13% discount rate.
     The fair value of Northwest’s pension and postretirement plans was determined by measuring the plans’ funded status as of the Closing Date. Any excess projected benefit obligation over the fair value of plan assets was recognized as a liability. One of the significant assumptions in determining our projected benefit obligation is the discount rate. We determined the discount rate primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to estimated future benefit payments, which resulted in a weighted average discount rate of 7.8%. Other significant assumptions include the healthcare cost trend rate, retirement age, and mortality assumptions.
     Derivative Instruments. Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges. These derivative instruments are comprised of contracts that are privately negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).
•	Aircraft Fuel Derivatives. Our fuel derivative instruments consist of crude oil, heating oil and jet fuel swap, collar and call option contracts. Swap contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Option contracts are valued under the income approach using option pricing models. We have based our valuation assessments for our option contracts on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets.

•	Interest Rate Derivatives. Our interest rate derivative instruments consist of swap and call option contracts and are valued based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivative instruments consist of Japanese yen and Canadian dollar forward and collar contracts and are valued based on data readily observable in public markets.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at December 31, 2009, we believe our derivative instruments designated as hedges will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.
     Goodwill and Other Intangible Assets. Goodwill reflects (1) the excess of the reorganization value of the Successor over the fair values of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting, adjusted for impairment and (2) the excess of purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger. The following table reflects the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009:

	Gross
	Carrying
(in millions)	Amount	Impairment	Net

Balance at January 1, 2008	$12,104	$—	$12,104

Impairment	—	(6,939)	(6,939)
Northwest Merger	4,572	—	4,572
Other	(6)	—	(6)

Balance at December 31, 2008	16,670	(6,939)	9,731

Northwest Merger	60	—	60
Other	(4)	—	(4)

Balance at December 31, 2009	$16,726	$(6,939)	$9,787

     During 2008, we experienced a significant decline in market capitalization primarily from record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 2 of the Notes to the Consolidated Financial Statements). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.9 billion for the year ended December 31, 2008. In estimating fair value, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.
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

     In addition to the goodwill impairment charge discussed above, we recorded a non-cash charge of $357 million ($238 million after tax) for the year ended December 31, 2008 to reduce the carrying value of certain intangible assets based on their revised estimated fair values.
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
     We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on (1) recent market transactions where available, (2) the lease savings method for airport slots (which reflects potential lease savings from owning the slots rather than leasing them from another airline at market rates), (3) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (4) projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.
     Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) volatile fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of the weakened U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons, (6) changes to the regulatory environment and (7) consolidation of competitors in the industry.
     Long-Lived Assets. Our flight equipment and other long-lived assets have a recorded value of $20.4 billion on our Consolidated Balance Sheet at December 31, 2009. This value is based on various factors, including the assets’ estimated useful lives and their estimated salvage values. We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. If we decide to permanently remove flight equipment or other long-lived assets from operations, we will evaluate those assets for impairment. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale.
     To determine impairments for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If impairment occurs, the impairment loss recognized is the amount by which the aircraft’s carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. For additional information about our accounting policy for the impairment of long-lived assets, see Note 1 of the Notes to the Consolidated Financial Statements.

     Income Tax Valuation Allowance and Contingencies. We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, and we establish valuation allowances if recovery is deemed not likely. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, our industry’s historically cyclical periods of earnings and losses and potential, current and future tax planning strategies. We cannot presently determine when we will be able to generate sufficient taxable income to realize our deferred tax assets. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets.
     Our income tax provisions are based on calculations and assumptions that are subject to examination by the IRS and other taxing authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance or the rendering of a court decision affecting a particular issue. We would adjust the income tax provision in the period in which the facts that give rise to the revision become known.
     Prior to January 1, 2009, in the event that an adjustment to the income tax provision related to a pre-emergence tax position or Northwest Merger-related tax position, we adjusted goodwill followed by other indefinite-lived intangible assets until the net carrying value of those assets was zero. Beginning January 1, 2009, any adjustments to the income tax provision in regard to pre-emergence tax positions are made through the income tax provision.
     For additional information about income taxes, see Notes 1 and 9 of the Notes to the Consolidated Financial Statements.
     Pension Plans. We sponsor defined benefit pension plans (“DB Plans”) for our eligible employees and retirees. We currently estimate that expense for our DB Plans in 2010 will be approximately $400 million. The effect of our DB Plans on our Consolidated Financial Statements is subject to many assumptions. We believe the most critical assumptions are (1) the weighted average discount rate and (2) the expected long-term rate of return on the assets of our DB Plans.
     We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate of 5.93% and 6.49% at December 31, 2009 and 2008, respectively. Additionally, our weighted average discount rate for net periodic benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 5.99% to 7.19% between 2007 and 2009, due to remeasurements throughout the year. The impact of a 0.50% change in our weighted average discount rate is shown in the table below.

     The expected long-term rate of return on the assets of our DB Plans is based primarily on plan-specific investment studies using historical market returns and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We review our rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with our pension investment advisors; however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for DB Plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target. The impact of a 0.50% change in our expected long-term rate of return is shown in the table below.

Effect on Accrued
	Effect on 2010		Pension Liability at
Change in Assumption	Pension Expense		December 31, 2009

0.50% decrease in discount rate	+$	8 million	+$	1.0 billion
0.50% increase in discount rate	-$	12 million	-$	978 million
0.50% decrease in expected return on assets	+$	37 million		—
0.50% increase in expected return on assets	-$	37 million		—

     For additional information about our DB Plans, see Note 10 of the Notes to the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (the “FASB”) issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of transaction consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.
     In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” The standard amends required disclosures about the fair value of financial instruments in interim and annual financial statements. We adopted this standard on April 1, 2009.
     In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets.” It requires additional annual disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. We adopted this standard on January 1, 2009. For additional information regarding this standard, see Note 3 of the Notes to the Consolidated Financial Statements.
     In March 2008, the FASB issued “Disclosures about Derivative Instruments and Hedging Activities.” The standard requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard is effective for interim and annual periods. We adopted this standard on January 1, 2009.

     In December 2007, the FASB issued “Business Combinations (revised 2007).” The standard provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosure of information regarding the nature and financial effects of a business combination. It also revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under the original standard, any reduction in the valuation allowance from the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero. In contrast, this revised standard requires that any reduction in this valuation allowance be reflected through the income tax provision. This standard is effective for fiscal years beginning on January 1, 2009.
Supplemental Information
     Under GAAP, we do not include in our Consolidated Financial Statements the results of Northwest on or before the Closing Date. Accordingly, our financial results under GAAP for the year ended December 31, 2008, include the results of Northwest only for the period from October 30 to December 31, 2008. This impacts the comparability of our financial statements under GAAP for the years ended December 31, 2009 and 2008. Financial results on a combined basis for the year ended December 31, 2008 include the financial results for both Delta and Northwest beginning January 1, 2008. We believe presenting the 2008 financial information on a combined basis provides useful information for comparing our financial performance in 2009 and 2008.

	GAAP	Combined
	Year Ended	Year Ended
	December 31,	December 31,
(in millions)	2009	2008

Aircraft fuel and related taxes	$7,384	$7,346
Northwest results for the period January 1 to October 29, 2008	—	4,996
Contract carrier aircraft fuel	907	1,740
Mark-to-market adjustments to fuel hedges settling in future periods	—	(410)

Total fuel expense excluding mark-to-market adjustments to fuel hedges settling in future periods	$8,291	$13,672

GAAP 2009 vs.
Combined 2008

2009 average price per fuel gallon, net of hedging activity	$2.15

2008 combined fuel gallons consumed (in millions)	4,158
2008 combined average price per fuel gallon, net of hedging activity	$3.29

Change year-over-year in fuel price per gallon, net of hedging activity	(35)%

	GAAP 2009 vs.
	Combined 2008

2009 PRASM	10.34	¢

2008 combined ASMs (in millions)	246,164
2008 combined PRASM	12.07	¢

Change year-over-year in combined PRASM	(14)%

	GAAP 2009 vs.
	Combined 2008

2009 passenger mile yield	12.60	¢

2008 combined revenue passenger miles (in millions)	202,726
2008 combined passenger mile yield	14.65	¢

Change year-over-year in combined passenger mile yield	(14)%

     We present CASM excluding fuel expense and related taxes because management believes the volatility in fuel prices impacts the comparability of year-over-year financial performance. In addition, we exclude special items because management believes the exclusion of these items is helpful to investors to evaluate the company’s recurring operational performance.
     CASM and Combined CASM exclude ancillary businesses which are not associated with the generation of a seat mile. These businesses include aircraft maintenance and staffing services which we provide to third parties, our dedicated freighter operations and our vacation wholesale operations.

	GAAP		Combined
	Year Ended		Year Ended
	December 31,		December 31,
	2009		2008

CASM	12.32	¢	19.40 ¢
Ancillary businesses	(0.31)		(0.48)

CASM excluding items not related to generation of a seat mile	12.01	¢	18.92 ¢
Items excluded:
Impairment of goodwill and other assets	—		(4.79)
Restructuring and merger-related items	(0.18)		(0.59)
Mark-to-market adjustments to fuel hedges settling in future periods	—		(0.17)

CASM excluding special items	11.83	¢	13.37 ¢
Fuel expense and related taxes	(3.55)		(5.39)

CASM excluding fuel expense and related taxes and special items	8.28	¢	7.98 ¢

Glossary of Defined Terms
     ASM—Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.
     CASM—(Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period, also referred to as “unit cost.”
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
     RPM—Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period. RPMs are also referred to as “traffic.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have significant market risk exposure related to aircraft fuel prices, interest rates and foreign currency exchange rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. To manage the volatility relating to these exposures, we periodically enter into derivative transactions pursuant to stated policies. We expect adjustments to the fair value of financial instruments to result in ongoing volatility in earnings and stockholders’ equity.
     The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole or actions we may take to seek to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.
Aircraft Fuel Price Risk
     Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically enter into derivative instruments designated as cash flow hedges, which are comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts, to hedge a portion of our projected aircraft fuel requirements, including those of our Contract Carriers under capacity purchase agreements.
     As of January 31, 2010, our open fuel hedge position for the year ending December 31, 2010 is as follows:

			Contract Fair
			Value at
	Weighted	Percentage of	January 31, 2010
	Average Contract	Projected Fuel	Based Upon $73
	Strike Price per	Requirements	per Barrel of
(in millions, unless otherwise stated)	Gallon	Hedged	Crude Oil

2010
Crude Oil
Call options	$1.78	12%	$81
Collars—cap/floor	1.90/1.66	5	1
Swaps	1.87	3	(13)
Jet Fuel
Swaps	2.08	4	(13)

Total		24%	$56

     For 2009, aircraft fuel and related taxes, including our Contract Carriers under capacity purchase agreements, accounted for $8.3 billion, or 29%, of our total operating expense, including $1.4 billion of fuel hedge losses. The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for 2010 based on the impact of our open fuel hedge contracts at January 31, 2010, assuming the following per barrel prices of crude oil:

				Fuel Hedge Margin
	(Increase) Decrease to			Received from
	Aircraft Fuel	Hedge Gain		(Posted to)
(in millions, except per barrel prices)	Expense(1)	(Loss)(2)	Net impact	Counterparties

$60 / barrel	$1,315	$(135)	$1,180	$(25)
$80 / barrel	(391)	129	(262)	2
$100 / barrel	(2,098)	519	(1,579)	230
$120 / barrel	(3,805)	936	(2,869)	589

(1)	Projection based upon the (increase) decrease to fuel expense as compared to the estimated crude oil price per barrel of $77 and estimated aircraft fuel consumption of 3.6 billion gallons for the 11 months ending December 31, 2010.

(2)	Projection based upon average futures prices per gallon by contract settlement month.

Interest Rate Risk
     Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. We had $9.6 billion of fixed-rate long-term debt and $8.5 billion of variable-rate long-term debt at December 31, 2009. At December 31, 2009, an increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $297 million and increased interest expense on our variable-rate long-term debt by $82 million.
Foreign Currency Exchange Risk
     Our results of operations may be impacted by foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenue and expense. Our largest exposures come from the Japanese yen and Canadian dollar. In general, a weakening yen or Canadian dollar relative to the U.S. dollar results in (1) our operating income being unfavorably impacted to the extent net yen or Canadian dollar-denominated revenues exceed expenses and (2) recognition of a non-operating foreign currency gain due to the remeasurement of net yen or Canadian dollar-denominated liabilities. To manage exchange rate risk, we attempt to execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. We believe changes in foreign currency exchange rates are not material to our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	55

Consolidated Balance Sheets—December 31, 2009 and 2008	56

Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007	57

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007	58

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and December 31, 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007	59

Notes to the Consolidated Financial Statements	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Delta Air Lines, Inc.
     We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2009 (Successor) and 2008 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 (Successor) and 2008 (Successor), the eight-month period ended December 31, 2007 (Successor) and the four-month period ended April 30, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2009 (Successor) and 2008 (Successor), and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 (Successor) and 2008 (Successor), the eight-month period ended December 31, 2007 (Successor) and the four-month period ended April 30, 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, Delta Air Lines, Inc. and its subsidiaries which had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code emerged from bankruptcy on April 30, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification (“ASC”) 852, “Reorganizations,” for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2009 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2010

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$4,607	$4,255
Short-term investments	71	212
Restricted cash and cash equivalents	423	429
Accounts receivable, net of an allowance for uncollectible accounts of $47 and $42 at December 31, 2009 and 2008, respectively	1,353	1,513
Hedge margin receivable	7	1,139
Expendable parts and supplies inventories, net of an allowance for obsolescence of $75 and $32 at December 31, 2009 and 2008, respectively	327	388
Deferred income taxes, net	107	401
Prepaid expenses and other	846	637

Total current assets	7,741	8,974

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $2,924 and $1,558 at December 31, 2009 and 2008, respectively	20,433	20,627

Other Assets:
Goodwill	9,787	9,731
Identifiable intangibles, net of accumulated amortization of $451 and $354 at December 31, 2009 and 2008, respectively	4,829	4,944
Other noncurrent assets	749	808

Total other assets	15,365	15,483

Total assets	$43,539	$45,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,533	$1,160
Air traffic liability	3,074	3,385
Accounts payable	1,249	1,604
Frequent flyer deferred revenue	1,614	1,624
Accrued salaries and related benefits	1,037	972
Hedge derivatives liability	139	1,247
Taxes payable	525	565
Other accrued liabilities	626	535

Total current liabilities	9,797	11,092

Noncurrent Liabilities:
Long-term debt and capital leases	15,665	15,411
Pension, postretirement and related benefits	11,745	10,895
Frequent flyer deferred revenue	3,198	3,489
Deferred income taxes, net	1,667	1,981
Other noncurrent liabilities	1,222	1,342

Total noncurrent liabilities	33,497	33,118

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 794,873,058 and 702,685,427 shares issued at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	13,827	13,714
Accumulated deficit	(9,845)	(8,608)
Accumulated other comprehensive loss	(3,563)	(4,080)
Treasury stock, at cost, 10,918,274 and 7,548,543 shares at December 31, 2009 and 2008, respectively	(174)	(152)

Total stockholders’ equity	245	874

Total liabilities and stockholders’ equity	$43,539	$45,084

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Successor			Predecessor
			Eight Months	Four Months
			Ended	Ended
	Year Ended December 31,		December 31,	April 30,
(in millions, except per share data)	2009	2008	2007	2007

Operating Revenue:
Passenger:
Mainline	$18,522	$15,137	$8,929	$3,829
Regional carriers	5,285	4,446	2,874	1,296

Total passenger revenue	23,807	19,583	11,803	5,125
Cargo	788	686	334	148
Other, net	3,468	2,428	1,221	523

Total operating revenue	28,063	22,697	13,358	5,796

Operating Expense:
Aircraft fuel and related taxes	7,384	7,346	3,416	1,270
Salaries and related costs	6,838	4,329	2,592	1,167
Contract carrier arrangements	3,823	3,766	2,271	1,004
Contracted services	1,595	1,062	611	299
Depreciation and amortization	1,536	1,266	778	386
Aircraft maintenance materials and outside repairs	1,434	1,169	663	320
Passenger commissions and other selling expenses	1,405	1,030	635	298
Landing fees and other rents	1,289	787	475	250
Passenger service	638	440	243	95
Aircraft rent	480	307	156	90
Profit sharing	—	—	144	14
Impairment of goodwill and other intangible assets	—	7,296	—	—
Restructuring and merger-related items	407	1,131	—	—
Other	1,558	1,082	578	303

Total operating expense	28,387	31,011	12,562	5,496

Operating (Loss) Income	(324)	(8,314)	796	300

Other (Expense) Income:
Interest expense (contractual interest expense totaled $366 for the four months ended April 30, 2007)	(1,278)	(705)	(390)	(262)
Interest income	27	92	114	14
Loss on extinguishment of debt	(83)	—	—	—
Miscellaneous, net	77	(114)	5	27

Total other expense, net	(1,257)	(727)	(271)	(221)

(Loss) Income Before Reorganization Items, Net	(1,581)	(9,041)	525	79

Reorganization Items, Net	—	—	—	1,215

(Loss) Income Before Income Taxes	(1,581)	(9,041)	525	1,294

Income Tax Benefit (Provision)	344	119	(211)	4

Net (Loss) Income	$(1,237)	$(8,922)	$314	$1,298

Basic (Loss) Income per Share	$(1.50)	$(19.08)	$0.80	$6.58

Diluted (Loss) Income per Share	$(1.50)	$(19.08)	$0.79	$4.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flow

	Successor			Predecessor
			Eight Months	Four Months
			Ended	Ended
	Year Ended December 31,		December 31,	April 30,
(in millions)	2009	2008	2007	2007

Cash Flows From Operating Activities:
Net (loss) income	$(1,237)	$(8,922)	$314	$1,298
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,536	1,266	778	386
Amortization of debt discount (premium), net	370	20	(125)	—
Loss on extinguishment of debt	83	—	—	—
Fuel hedge derivative instruments	(148)	(443)	26	(46)
Deferred income taxes	(329)	(119)	211	(4)
Pension, postretirement and postemployment expense in excess of (less than) payments	307	(278)	(604)	(20)
Equity-based compensation expense	108	54	112	—
Impairment of goodwill and other intangible assets	—	7,296	—	—
Restructuring and merger-related items	—	892	—	—
Reorganization items, net	—	—	—	(1,215)
Changes in certain current assets and liabilities:
Decrease in short-term investments	—	36	50	426
Decrease (increase) in receivables	147	194	108	(123)
Decrease (increase) in hedge margin receivables	1,132	(680)	—	—
Decrease (increase) in restricted cash and cash equivalents	79	320	473	(390)
(Increase) decrease in prepaid expenses and other current assets	(61)	(18)	(111)	2
(Decrease) increase in air traffic liability	(286)	(374)	(585)	763
(Decrease) increase in frequent flyer deferred revenue	(298)	(255)	(143)	469
Increase (decrease) in accounts payable and accrued liabilities	143	(526)	(217)	(263)
Other, net	(167)	(170)	47	(258)

Net cash provided by (used in) operating activities	1,379	(1,707)	334	1,025

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(951)	(1,281)	(643)	(167)
Ground property and equipment, including technology	(251)	(241)	(185)	(41)
(Increase) decrease in restricted cash and cash equivalents	(59)	609	129	56
Decrease (increase) in short-term investments	142	(92)	—	—
Increase in cash in connection with the Merger	—	2,441	—	—
Proceeds from sales of flight equipment	100	154	84	21
Proceeds from sales of investments	15	—	83	34
Other, net	(4)	8	4	—

Net cash (used in) provided by investing activities	(1,008)	1,598	(528)	(97)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,891)	(1,296)	(1,314)	(2,242)
Proceeds from long-term obligations	2,966	2,132	2,005	1,500
Proceeds from American Express Agreement	—	1,000	—	—
Payment of short-term obligations, net	—	(300)	—	—
Proceeds from sale of treasury stock, net of commissions	—	192	—	—
Other, net	(94)	(12)	(19)	(50)

Net cash (used in) provided by financing activities	(19)	1,716	672	(792)

Net Increase in Cash and Cash Equivalents	352	1,607	478	136
Cash and cash equivalents at beginning of period	4,255	2,648	2,170	2,034

Cash and cash equivalents at end of period	$4,607	$4,255	$2,648	$2,170

Supplemental disclosure of cash paid for interest	$867	$742	$363	$243

Non-cash transactions:
Shares of Delta common stock issued or issuable in connection with the Merger	$—	$3,251	$—	$—
Aircraft delivered under seller financing	139	—	—	—
Flight equipment	—	13	—	135
Flight equipment under capital leases	57	32	35	117
Debt discount on American Express Agreement	—	303	—	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
				(Accumulated	Other
			Additional	Deficit)	Comprehensive
	Common Stock		Paid-In	Retained	(Loss)	Treasury Stock
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total

Balance at January 1, 2007 (Predecessor)	202	$2	$1,561	$(14,444)	$(518)	5	$(224)	$(13,623)

Comprehensive income:
Net income from January 1 to April 30, 2007	—	—	—	1,298	—	—	—	1,298
Other comprehensive income	—	—	—	—	75	—	—	75

Total comprehensive income								1,373

Balance at April 30, 2007 (Predecessor)	202	2	1,561	(13,146)	(443)	5	(224)	(12,250)

Fresh start adjustments:
Cancellation of Predecessor common stock	(202)	(2)	(1,561)	—	—	(5)	224	(1,339)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	13,146	443	—	—	13,589
Reorganization value ascribed to Successor	—	—	9,400	—	—	—	—	9,400

Balance at May 1, 2007 (Successor)	—	—	9,400	—	—	—	—	9,400

Comprehensive income:
Net income from May 1 to December 31, 2007	—	—	—	314	—		—	314
Other comprehensive income	—	—	—	—	435		—	435

Total comprehensive income								749
Shares of common stock issued pursuant to Delta’s Plan of Reorganization (Treasury shares withheld for payment of taxes, $20.32 per share)(1)	278	—	—	—	—	1	(20)	(20)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $20.56 per share)(1)	21	—	112	—	—	6	(128)	(16)

Balance at December 31, 2007 (Successor)	299	—	9,512	314	435	7	(148)	10,113

Comprehensive loss:
Net loss	—	—	—	(8,922)	—	—	—	(8,922)
Other comprehensive loss	—	—	—	—	(4,515)	—	—	(4,515)

Total comprehensive loss						—		(13,437)
Shares of common stock issued pursuant to Delta’s Plan of Reorganization	19	—	—	—	—	—	—	—
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $10.73 per share)(1)	1	—	54	—	—	—	(4)	50
Stock options assumed in connection with the Merger	—	—	18	—	—	—	—	18
Shares of common stock issued or issuable in exchange for Northwest common stock outstanding or issuable in connection with the Merger	330	—	3,251	—	—	—	—	3,251
Shares of common stock issued or issuable in connection with the Merger (Treasury shares withheld for payment of taxes, $10.92 per share)(1)	52	—	803	—	—	16	(171)	632
Shares of common stock issued and compensation expense associated with vesting equity awards in connection with the Merger (Treasury shares withheld for payment of taxes, $7.99 per share)(1)	2	—	75	—	—	3	(20)	55
Sale of Treasury shares ($10.78 per share)(1)	—	—	1	—	—	(18)	191	192

Balance at December 31, 2008 (Successor)	703	—	13,714	(8,608)	(4,080)	8	(152)	874

Comprehensive loss:
Net loss	—	—	—	(1,237)	—	—	—	(1,237)
Other comprehensive income	—	—	—	—	517	—	—	517

Total comprehensive loss						—		(720)
Shares of common stock issued pursuant to Delta’s Plan of Reorganization	36	—	—	—	—	—	—	—
Shares of common stock issued pursuant to Northwest’s Plan of Reorganization	3	—	—	—	—	—	—	—
Shares of common stock issued to Delta and Northwest pilots in connection with the Merger (Treasury shares withheld for payment of taxes, $4.55 per share)(1)	50	—	—	—	—	—	(2)	(2)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $6.77 per share)(1)	3	—	108	—	—	3	(20)	88
Stock options exercised	—	—	5	—	—	—	—	5

Balance at December 31, 2009 (Successor)	795	$—	$13,827	$(9,845)	$(3,563)	11	$(174)	$245

(1)	Weighted average price per share
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Background
     Delta Air Lines, Inc., a Delaware corporation, provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world.
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
     On December 31, 2009, Northwest Airlines, Inc. merged with and into Delta. As a result of this merger, Northwest Airlines, Inc. ceased to exist as a separate entity.
     Unless otherwise indicated, Delta Air Lines, Inc. and our wholly-owned subsidiaries are collectively referred to as “Delta,” “we,” “us,” and “our.” Prior to October 30, 2008, these references do not include Northwest.
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On April 30, 2007 (the “Effective Date”), the Delta Debtors emerged from bankruptcy. Upon emergence from Chapter 11, we adopted fresh start reporting, which resulted in our becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 1, 2007 are not comparable to the Consolidated Financial Statements prior to that date.
     Fresh start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities. The excess reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill on our Consolidated Balance Sheet. For additional information regarding the impact of fresh start reporting on the Consolidated Balance Sheet as of the Effective Date, see Note 11.
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
Basis of Presentation
     The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. As a result of the Merger, the accounts of Northwest are included for all periods subsequent to the Closing Date.
     In preparing the Consolidated Financial Statements for the Predecessor, we distinguished transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in reorganization items, net on the accompanying Consolidated Statements of Operations.
     We eliminate all material intercompany transactions in our Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company or it is a variable interest entity for which we are the primary beneficiary. We did not have the power to direct the activities of any company in which we had an ownership interest of 50% or less, or have any material variable interest entity, for any period presented in our Consolidated Financial Statements.

     We have marketing alliances with other airlines to enhance our access to domestic and international markets. These arrangements can include codesharing, reciprocal frequent flyer program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, ticket office co-location and other marketing agreements. We have received antitrust immunity for certain of our marketing arrangements, which enables us to offer a more integrated route network and develop common sales, marketing and discount programs for customers. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with collaborative arrangements are presented on a gross basis in the applicable line items on our Consolidated Statements of Operations.
     We evaluated the financial statements for subsequent events through the date of the filing of this Form 10-K, which is the date the financial statements were issued.
Use of Estimates
     We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.
New Accounting Standards
     In September 2009, the Financial Accounting Standards Board (the “FASB”) issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of transaction consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.
     In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” The standard amends required disclosures about the fair value of financial instruments in interim and annual financial statements. We adopted this standard on April 1, 2009.
     In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets.” It requires additional annual disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. We adopted this standard on January 1, 2009. For additional information regarding this standard, see
Note 3.
     In March 2008, the FASB issued “Disclosures about Derivative Instruments and Hedging Activities.” The standard requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard is effective for interim and annual periods. We adopted this standard on January 1, 2009.
     In December 2007, the FASB issued “Business Combinations (revised 2007).” The standard provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosure of information regarding the nature and financial effects of a business combination. It also revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under the original standard, any reduction in the valuation allowance from the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero. In contrast, this revised standard requires that any reduction in this valuation allowance be reflected through the income tax provision. This standard is effective for fiscal years beginning on January 1, 2009.
Cash and Cash Equivalents
     Short-term, highly liquid investments with maturities of three months or less when purchased, which primarily consist of money market funds and treasury bills, are classified as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

Short-Term Investments
     Investments with maturities of less than one year when purchased are classified as short-term investments. At December 31, 2009 and 2008, our short-term investments were comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund that is undergoing an orderly liquidation. We record these investments as available-for-sale securities at fair value on our Consolidated Balance Sheets. For additional information regarding the Primary Fund, see Note 3.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents, which primarily consist of money market funds and time deposits, included in current assets on our Consolidated Balance Sheets totaled $423 million and $429 million at December 31, 2009 and 2008, respectively. Restricted cash recorded in other noncurrent assets on our Consolidated Balance Sheets totaled $16 million and $24 million at December 31, 2009 and 2008, respectively. Restricted cash and cash equivalents are recorded at cost, which approximates fair value.
     At December 31, 2009 and 2008, our restricted cash and cash equivalents primarily related to cash held to meet certain projected self-insurance obligations.
Accounts Receivable
     Accounts receivable primarily consist of amounts due from credit card companies, customers of our aircraft maintenance and cargo transportation services and other airlines associated with frequent flyer programs. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007.
Derivative Financial Instruments
     Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges. We recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets and recognize certain changes in the fair value of derivative instruments on our Consolidated Statements of Operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at December 31, 2009, we believe our derivative instruments designated as hedges will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

Cash flow hedges
     For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our cash flow hedges on our Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Statements of Operations
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion

Designated as cash flow hedges:

Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, collars and call options(2)	Volatility in jet fuel prices	Effective portion of hedge is recorded in accumulated other comprehensive loss	Excess, if any, over effective portion of hedge is recorded in other (expense) income

Interest rate swaps and call options	Increase in interest rates	Entire hedge is recorded in accumulated other comprehensive loss	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Foreign currency forwards and collars	Fluctuations in foreign currency exchange rates	Entire hedge is recorded in accumulated other comprehensive loss	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Not designated as hedges:

Fuel contracts consisting of crude oil, heating oil and jet fuel extendable swaps and three-way collars	Volatility in jet fuel prices	Entire amount of change in fair value of hedge is recorded in aircraft fuel expense and related taxes

(1)	In the Merger, we assumed Northwest’s outstanding hedge contracts, which included fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, we designated certain of these contracts as hedges. The remaining Northwest derivative contracts did not qualify for hedge accounting and settled as of June 30, 2009.

(2)	Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.
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

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Statements of Operations
Derivative Instrument	Hedged Risk	Effective Portion	Ineffective Portion

Designated as fair value hedges:
Interest rate swaps	Reduction in fair value from an increase in interest rates	Entire fair value of hedge is recorded in long-term debt and capital leases	Expect hedge to be perfectly effective at offsetting changes in fair value of the related debt; no ineffectiveness recorded

Hedge Margin
     In accordance with our fuel and interest rate hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on hedge contracts and/or (2) counterparties may require us to fund the margin associated with our loss position on these contracts. The amount of the margin, if any, is periodically adjusted based on the fair value of the hedge contracts. The margin requirements are intended to mitigate a party’s exposure to market volatility and the associated contracting party risk. We do not offset margin funded to counterparties or margin funded to us by counterparties against fair value amounts recorded for our hedge contracts.
     The hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in accounts payable on our Consolidated Balance Sheets. The hedge margin we provide to counterparties is recorded in hedge margin receivable or restricted cash on our Consolidated Balance Sheets. All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Consolidated Statements of Cash Flow.
     Our foreign currency hedge agreements do not require the counterparties or us to fund margin associated with our gain or loss position under those contracts.
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
     Frequent Flyer Programs. We have a frequent flyer program (the “SkyMiles Program”) offering incentives to increase travel on Delta. This program allows participants to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements (“Contract Carriers”) and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to other airlines and to non-airline businesses. Mileage credits can be redeemed for free or upgraded air travel on Delta and participating airlines, for membership in our Sky Club and for other program awards.
     In the Merger, we assumed Northwest’s frequent flyer program (the “WorldPerks Program”). In October 2009, we completed the consolidation of the SkyMiles and WorldPerks Programs, which combined miles from each program at a one-to-one ratio. The WorldPerks Program was accounted for under the same methodology as the SkyMiles Program.
     Upon emergence from bankruptcy, we changed our accounting policy to a deferred revenue model for all frequent flyer miles. We account for all miles earned and sold as separate deliverables in a multiple element revenue arrangement.
     We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on prices at which we sell mileage credits to other airlines, currently $0.0054 per mile, and is re-evaluated at least annually. Under the residual method, the portion of the revenue from the sale of mileage credits and the mileage component of passenger ticket sales that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided based on the weighted-average price of all miles that have been deferred. The portion of the revenue received in excess of the fair value of mileage credits sold (the “Marketing Premium”) is recognized in income when the related marketing services are provided and classified as other, net revenue.

     For mileage credits which we estimate are not likely to be redeemed (“Breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. The estimate of Breakage is based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years.
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
     Regional Carriers Revenue. During the year ended December 31, 2009, we had contract carrier agreements with 10 Contract Carriers, including our wholly-owned subsidiaries, Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”). Compass and Mesaba began operating as Contract Carriers on the Closing Date. Our Contract Carrier agreements are structured as either (1) capacity purchase agreements where we purchase all or a portion of the Contract Carrier’s capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue related to all of our Contract Carrier agreements as regional carriers passenger revenue. We record expenses related to our Contract Carrier agreements, excluding Comair, Compass and Mesaba, as contract carrier arrangements expense.
Cargo Revenue
     Cargo revenue is recognized in our Consolidated Statements of Operations when we provide the transportation.
Other, net Revenue
     Other, net revenue includes revenue from (1) the Marketing Premium component of the sale of mileage credits in the SkyMiles and WorldPerks Programs discussed above, (2) our sale of seats on other airlines’ flights under our alliance agreements and (3) other miscellaneous service revenue, including administrative service charges, baggage handling fees and revenue from ancillary businesses, including our aircraft maintenance and repair and staffing services. Our revenue from other airlines’ sale of seats on our flights under our alliance agreements is recorded in passenger revenue on our Consolidated Statements of Operations.
Long-Lived Assets
     The following table shows our property and equipment at December 31, 2009 and 2008:

	December 31,
(in millions)	2009	2008

Flight equipment	$19,513	$18,237
Accumulated depreciation	(1,731)	(828)

Flight equipment, net	17,782	17,409

Ground property and equipment	2,936	2,715
Accumulated depreciation	(949)	(578)

Ground property and equipment, net	1,987	2,137

Flight and ground equipment under capital leases	717	708
Accumulated amortization	(244)	(152)

Flight and ground equipment under capital leases, net	473	556

Advance payments for equipment	191	525

Total property and equipment, net	$20,433	$20,627

     During the year ended December 31, 2009, we sold 16 aircraft, including 10 B-757-200 aircraft, four ATR-72 aircraft, one DC-9 aircraft and one EMB-120 aircraft. We received $78 million in proceeds from these aircraft sales.
     During the year ended December 31, 2008, we sold 20 aircraft, including seven CRJ-100 aircraft, five B-757-200 aircraft, four A320-200 aircraft and four DC-9-30 aircraft. In addition, we sold two B-747-200F airframes and one EMB-120 airframe. As a result of these sales, we received $123 million in proceeds and recorded a $21 million gain.
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

Estimated Useful Life
Asset Classification	Successor	Predecessor

Flight equipment	21-30 years	25 years

Capitalized software(1)	3-7 years	5-7 years

Ground property and equipment	3-40 years	3-40 years

Leasehold improvements(2)	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

Flight equipment under capital lease	Shorter of lease term or estimated useful life	Shorter of lease term or estimated useful life

(1)	We capitalize certain internal and external costs incurred to develop and implement internal-use software. For the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007, we recorded $95 million, $99 million, $67 million and $34 million, respectively, for amortization of internal-use software. The net book value of these assets totaled $126 million and $229 million at December 31, 2009 and 2008, respectively.

(2)	For leasehold improvements at certain airport facilities, we apply estimated useful lives which extend beyond the contractual lease terms.
     We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. If we decide to permanently remove flight equipment or other long-lived assets from operations, we will evaluate those assets for impairment. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale.
     To determine impairments for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If impairment occurs, the impairment loss recognized is the amount by which the aircraft’s carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available.
Goodwill and Other Intangible Assets
     Goodwill reflects (1) the excess of the reorganization value of the Successor over the fair values of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting, adjusted for impairment and (2) the excess of purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger.
     Identifiable intangible assets reflect intangible assets (1) recorded as a result of our adoption of fresh start reporting upon emergence from bankruptcy and (2) acquired in the Merger. Indefinite-lived assets are not amortized. Definite-lived intangible assets are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements and contracts. Costs incurred to renew or extend the term of an intangible asset are expensed as incurred.
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
     We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on (1) recent market transactions, where available, (2) the lease savings method for airport slots (which reflects potential lease savings from owning the slots rather than leasing them from another airline at market rates), (3) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (4) projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.
     Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) volatile fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of the weakened U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons, (6) changes to the regulatory environment and (7) consolidation of competitors in the industry.
Interest Expense
     Interest expense recorded on our Consolidated Statements of Operations totaled $1.3 billion and $705 million for the years ended December 31, 2009 and 2008, respectively, $390 million for the eight months ended December 31, 2007 and $262 million for the four months ended April 30, 2007. Contractual interest expense (including interest expense that was associated with obligations classified as liabilities subject to compromise) totaled $366 million for the four months ended April 30, 2007. While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, we recorded interest expense only to the extent (1) interest would be paid during our Chapter 11 proceedings or (2) it was probable interest would be an allowed priority, secured or unsecured claim.
Income Taxes
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
     Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service (the “IRS”) and other taxing authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that taxing authorities may challenge the positions we have taken, which could result in additional liabilities for taxes and interest. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance or the rendering of a court decision affecting a particular issue. We would adjust the income tax provision in the period in which the facts that give rise to the revision become known.
Long-Term Investments
     Investments with maturities of greater than one year when purchased are recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets. Our long-term investments are comprised of student loan backed auction rate securities classified as available-for-sale and insured auction rate securities classified as trading securities. Any change in the fair value of these securities is recorded in accumulated other comprehensive loss or earnings, as appropriate. For additional information regarding our auction rate securities, see Note 3.
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
Maintenance Costs
     We record maintenance costs to aircraft maintenance materials and outside repairs on our Consolidated Statements of Operations. Maintenance costs are expensed as incurred, except for costs incurred under power-by-the-hour contracts, which are expensed based on actual hours flown. Power-by-the-hour contracts transfer certain risk to third party service providers and fix the amount we pay per flight hour to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset or the remaining lease term, whichever is shorter.
Inventories
     Inventories of expendable parts related to flight equipment are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence is provided over the remaining useful life of the related fleet for spare parts expected to be available at the date aircraft are retired from service. We also provide allowances for parts identified as excess or obsolete to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 5% of the original cost. In connection with our adoption of fresh start reporting upon emergence from bankruptcy, we recorded our expendable parts inventories at fair value.
Advertising Costs
     We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $176 million and $114 million for the years ended December 31, 2009 and 2008, respectively, $121 million for the eight months ended December 31, 2007 and $51 million for the four months ended April 30, 2007.
Commissions
     We record passenger commissions in prepaid expenses and other on our Consolidated Balance Sheets when the related passenger tickets are sold. Passenger commissions are recognized in operating expense on our Consolidated Statements of Operations when the related revenue is recognized.
Stock-Based Compensation
     We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of our stock options is estimated using an option pricing model. The cost of equity awards granted to employees is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period of the award).
Reclassifications
     We reclassified certain prior period amounts, none of which were material, to conform to our current period presentation. The reclassifications to the Consolidated Statements of Cash Flow were within cash flows from operating activities and do not impact total net cash provided by or used in operating activities for any period. The adjustments to the Consolidated Statements of Operations do not impact total operating expense or net income for any period.
     We reclassified travel and incidental expenses, primarily crew meals and lodging expenses, from salaries and related costs to other operating expense. These expenses amount to $308 million for the year ended December 31, 2008, $173 million for the eight months ended December 31, 2007 and $82 million for the four months ended April 30, 2007. We also adjusted our Consolidated Statements of Operations for certain costs incurred to provide services to our Contract Carriers, excluding Comair, Compass and Mesaba; these costs are recorded as a reduction to salaries and related costs and contracted services, as appropriate, rather than as a reduction to other operating expense. These costs amount to $256 million for the year ended December 31, 2008, $181 million for the eight months ended December 31, 2007 and $80 million for the four months ended April 30, 2007.

NOTE 2. NORTHWEST MERGER
     On the Closing Date, Northwest became a wholly-owned subsidiary of Delta. Northwest was a major air carrier that provided scheduled air transportation for passengers and cargo throughout the U.S. and around the world.
     We believe the Merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives. We also believe the Merger will generate significant annual revenue and cost synergies from more effective aircraft utilization, a more comprehensive and diversified route system and reduced overhead and improved operational efficiency.
     As a result of the Merger, each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization was converted into the right to receive 1.25 shares of Delta common stock. We issued, or expect to issue, a total of 339 million shares of Delta common stock for these purposes, or approximately 41% of the sum of the shares of Delta common stock (1) outstanding on the Closing Date (including shares issued to Northwest stockholders in the Merger), (2) issuable in exchange for shares of Northwest common stock reserved for issuance under Northwest’s Plan of Reorganization, (3) reserved for issuance under Delta’s Plan of Reorganization and (4) issuable to our employees in connection with the Merger.
     The purchase price paid to effect the Merger was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest based on their estimated fair values as of the Closing Date. The Merger was valued at $3.4 billion. This amount was derived from (1) the 339 million shares of Delta common stock we issued or expect to issue, as discussed above, at a price of $9.60 per share, the average closing price of our common stock on the New York Stock Exchange for the five consecutive trading days that include the two trading days before, the day of and the two trading days after the public announcement on April 14, 2008 of the then planned Merger and (2) capitalized Merger-related transaction costs. The purchase price also included the fair value of Delta stock options and other equity awards issued on the Closing Date in exchange for similar securities of Northwest. Northwest stock options and other equity awards vested on the Closing Date and were assumed by Delta and modified to provide for the purchase of Delta common stock. The number of shares and, if applicable, the price per share were adjusted for the 1.25 exchange ratio. Vested stock options held by employees of Northwest were considered part of the purchase price.
     The purchase price was calculated as follows:

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

     The table below represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Northwest in the Merger based on our estimate of their respective fair values on the Closing Date:

(in millions)

Cash and cash equivalents	$2,441
Other current assets	2,732
Property and equipment	8,536
Goodwill	4,632
Identifiable intangible assets	2,701
Other noncurrent assets	292
Long-term debt and capital leases	(6,239)
Pension and postretirement related benefits	(4,010)
Air traffic liability and frequent flyer deferred revenue	(3,802)
Other liabilities assumed	(3,930)

Total purchase price	$3,353

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
     The following table summarizes the identifiable intangible assets acquired:

	Weighted-
	Average Life in	Gross Carrying
(in millions)	Years	Amount

Indefinite-lived intangible assets:
International routes and slots	N/A	$2,140
SkyTeam alliance	N/A	380
Domestic routes and slots	N/A	110
Other	N/A	1

Total indefinite-lived intangible assets		$2,631

Definite-lived intangible assets:
Northwest tradename	1.5	40
Marketing agreements	14	26
Domestic routes and slots	1	4

Total definite-lived intangible assets	6	$70

Total identifiable intangible assets		$2,701

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

	Year Ended
	December 31,
(in millions, except per share data)	2008(1)(2)	2007

Operating revenue	$34,288	$31,781
Net (loss) income	(14,706)	601
Basic and diluted (loss) earnings per share	(18.13)	0.74

(1)	Includes a $1.1 billion one-time primarily non-cash charge related to the issuance or vesting of employee equity awards in connection with the Merger.

(2)	Includes $11.6 billion in non-cash charges from impairments of goodwill and other intangible assets for Delta and Northwest prior to the Closing Date. For additional information, see Note 5.
NOTE 3. FAIR VALUE MEASUREMENTS
     Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:
(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).
Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Significant
		Quoted	Other	Significant
		Prices In	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs	Valuation
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$4,335	$4,335	$—	$—	(a)
Short-term investments	71	—	—	71	(c)
Restricted cash equivalents	435	435	—	—	(a)
Long-term investments	129	—	—	129	(c)
Hedge derivatives asset, net	108	—	108	—	(a)(c)

			Significant
		Quoted	Other	Significant
		Prices In	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs	Valuation
(in millions)	2008	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$4,020	$4,020	$—	$—	(a)
Short-term investments	212	—	—	212	(c)
Restricted cash equivalents	128	128	—	—	(a)
Long-term investments	121	—	—	121	(c)
Hedge derivatives liability, net	(1,109)	—	(18)	(1,091)	(a)(c)

     Cash Equivalents and Restricted Cash Equivalents. Short-term, highly liquid investments with maturities of three months or less when purchased, which primarily consist of money market funds, treasury bills and time deposits, are classified as cash equivalents. These investments are recorded at cost, which approximates fair value.
     Short-Term Investments. At December 31, 2009 and 2008, our short-term investments were comprised of an investment in the Primary Fund, a money market fund that is undergoing an orderly liquidation. We record these investments as available-for-sale securities at fair value.
     At December 31, 2009 and 2008, the fair value of our investment in the Primary Fund was $71 million and $212 million, respectively. At December 31, 2009, the cost of our remaining investment was $84 million. In mid-September 2008, the net asset value of the Primary Fund decreased below $1 per share because the Primary Fund valued at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy on September 15, 2008. Accordingly, we recorded an other than temporary impairment of $13 million as an unrealized loss to the cost basis of our pro rata share of the estimated loss in this investment.
     During 2008, due to uncertainty regarding the timing of the distribution of our holdings in the Primary Fund and the amount expected to be received from the distribution, we changed our valuation technique for the Primary Fund to an income approach using a discounted cash flow model. Accordingly, our short-term investments at December 31, 2008, comprised of these securities, changed from Level 1 to Level 3 since initial valuation upon acquisition.
     On January 29, 2010, we received $73 million in principal from the Primary Fund under a court approved plan of distribution. Combined with previous distributions from the Primary Fund, we have now received 99% of our original investment.
     Long-Term Investments. We record our investments in student loan backed auction rate securities as available-for-sale securities at fair value. At December 31, 2009 and 2008, the fair value of our student loan backed auction rate securities was $45 million and $38 million, respectively. The cost of these investments was $45 million.
     We record our investments in insured auction rate securities as trading securities at fair value. At December 31, 2009 and 2008, the fair value of our insured auction rate securities was $83 million. The cost of these investments was $110 million.
     Due to the protracted failure in the auction process and contractual maturities averaging 31 years for our student loan backed auction rate securities and 26 years for our insured auction rate securities, we have classified our auction rate securities as long-term within other noncurrent assets on our Consolidated Balance Sheets.
     Because auction rate securities are not actively traded, fair values were estimated by discounting the cash flows expected to be received over the remaining maturities of the underlying securities. We based the valuations on our assessment of observable yields on instruments bearing comparable risks and consider the creditworthiness of the underlying debt issuer. Changes in market conditions could result in further adjustments to the fair value of these securities.
     Hedge Derivatives. Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges. These derivative instruments are comprised of contracts that are privately negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).
•	Aircraft Fuel Derivatives. Our aircraft fuel derivative instruments consist of crude oil, heating oil and jet fuel swap, collar, and call option contracts. Swap contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Accordingly, we have classified these contracts in Level 2.

Option contracts are valued under the income approach using option pricing models. Historically, we have based our valuation assessments for our option contracts on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. During 2008, we reevaluated certain valuation inputs used for our option contracts. As a result, we reclassified these contracts from Level 2 to Level 3 since valuation at December 31, 2007. During 2009, we implemented systems that better provide for the evaluation of these inputs against market data and we no longer rely on data provided by counterparties as a source for our valuation assessments. Accordingly, we believe a reclassification of our option contracts to Level 2 is appropriate.

•	Interest Rate Derivatives. Our interest rate derivative instruments consist of swap and call option contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivative instruments consist of Japanese yen and Canadian dollar forward and collar contracts and are valued based on data readily observable in public markets.
Plan Assets

			Significant
		Quoted	Other	Significant
		Prices In	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs	Valuation
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Common stock
U.S.	$1,661	$1,661	$—	$—	(a)
Non-U.S.	842	842	—	—	(a)
Mutual funds
U.S.	851	2	849	—	(a)
Non-U.S.	251	—	251	—	(a)
Non-U.S. emerging markets	335	55	280	—	(a)
Diversified fixed income	310	—	310	—	(a)
High yield	317	—	271	46	(a)(c)
Commingled funds
U.S.	891	—	891	—	(a)
Non-U.S.	187	—	187	—	(a)
Non-U.S. emerging markets	86	—	86	—	(a)
Diversified fixed income	346	—	346	—	(a)
High yield	50	—	50	—	(a)
Alternative investments
Limited partnerships	1,251	—	—	1,251	(a)(c)
Real estate and natural resources	336	—	—	336	(a)(c)
Fixed income	389	—	389	—	(a)(c)
Cash equivalents and other	649	43	606	—	(a)

Total plan assets	$8,752	$2,603	$4,516	$1,633

     Common Stock. Common stock is valued at the closing price reported on the active market on which the individual securities are traded.
     Mutual and Commingled Funds. These funds are valued using the net asset value, which is based on quoted market prices of the underlying assets owned by the fund minus its liabilities and then divided by the number of shares outstanding.
     Alternative Investments. The valuation of alternative investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets; therefore these assets are generally classified in Level 3. Alternative investments include limited partnerships, real estate, oil and gas and timberland. Investments are valued based upon recommendations of our investment managers. The investment managers’ values are from valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of relevant assumptions. We also assess the potential for adjustment to the fair value of these investments due to the lag in the availability of data. In these cases, we solicit preliminary valuation updates at year-end from the investment managers and use that information and corroborating data from public markets to determine any needed adjustments to fair value.
     Fixed Income. Investments include corporate bonds, government bonds, collateralized mortgage obligations, and other asset backed securities. These investments are generally valued at the bid price or the average of the bid and asked price. Prices are obtained from independent pricing services and are based on pricing models, quoted prices of securities with similar characteristics, or broker quotes.
     Cash Equivalents and Other. These investments primarily consist of short term investment funds, which are valued using the net asset value based on the value of the underlying assets minus the liabilities and then divided by the number of shares outstanding. Cash is not included in the table above.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	December 31,		December 31,
	2009		2008
	Hedge		Hedge
	Derivatives	Plan	Derivatives
(in millions)	Asset, Net	Assets	Liability, Net

Balance at beginning of period	$(1,091)	$1,797	$—
Liabilities assumed from Northwest	—	—	(567)
Change in fair value included in earnings	(1,232)	—	(203)
Change in fair value included in other comprehensive income (loss)	1,230	(56)	(1,298)
Purchases and settlements, net	1,199	(108)	924
Transfers from/to Level 3	(106)	—	53

Balance at end of period	$—	$1,633	$(1,091)

     (Losses) gains included in earnings above for hedge derivatives for the years ended December 31, 2009 and 2008 are recorded on our Consolidated Statements of Operations as follows:

	December 31,		December 31,
	2009		2008
	Aircraft		Aircraft
	Fuel Expense	Other	Fuel Expense	Other
	and Related	(Expense)	and Related	(Expense)
(in millions)	Taxes	Income	Taxes	Income

Total (losses) gains included in earnings	$(1,263)	$31	$(176)	$(27)

Change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$26	$(91)	$(5)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill and Other Intangible Assets

	December 31,	December 31,
	2009	2008
	Significant	Significant
	Unobservable	Unobservable	Total	Valuation
(in millions)	Inputs (Level 3)	Inputs (Level 3)	Impairment	Technique

Goodwill(1)	$9,787	$9,731	$6,939	(a)(b)(c)
Indefinite-lived intangible assets(2) (3)	4,304	4,314	314	(a)(c)
Definite-lived intangible assets(3)	525	630	43	(c)

(1)	In evaluating our goodwill for impairment, we first compare our one reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) our market capitalization, (2) any premium to our market capitalization an investor would pay for a controlling interest, (3) the potential value of synergies and other benefits that could result from such interest, (4) market multiple and recent transaction values of peer companies and (5) projected discounted future cash flows, if reasonably estimable.

(2)	We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on (1) recent market transactions, where available, (2) the lease savings method for airport slots (which reflects potential lease savings from owning slots rather than leasing them from another airline at market rates), (3) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (4) projected discounted future cash flows.

(3)	We valued our identified intangible assets upon emergence from bankruptcy primarily using the income approach valuation technique. Key assumptions used in this valuation include: (1) management’s projections of Delta’s revenues, expenses and cash flows for future years; (2) an estimated weighted average cost of capital of 10%; (3) assumed discount rates ranging from 12% to 15%, depending on the nature of the asset; and (4) a tax rate of 39.2%. Accordingly, the fair values are estimates, which are inherently subject to significant uncertainties, and actual results could vary significantly from these estimates.

Assets Acquired and Liabilities Assumed from Northwest

		Significant	Significant
		Other	Unobservable
	October 29,	Observable	Inputs	Valuation
(in millions)	2008	Inputs (Level 2)	(Level 3)(1)	Technique

Flight equipment	$7,946	$7,946	$—	(a)
Other property and equipment	590	590	—	(a)(b)
Goodwill(2)	4,632	—	4,632	(a)(b)(c)
Indefinite-lived intangible assets(2)	2,631	—	2,631	(a)(c)
Definite-lived intangible assets(2)	70	—	70	(c)
Other noncurrent assets	261	181	80	(a)(b)
Debt and capital leases	6,239	6,239	—	(a)(c)
WorldPerks deferred revenue(3)	2,034	—	2,034	(a)
Other noncurrent liabilities	224	224	—	(a)

(1)	These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenue, expense and airline market conditions. These cash flows were discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money.

(2)	Goodwill represents the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger. Indefinite-lived and definite-lived intangible assets are identified by type in Note 5. Fair value measurements for goodwill and other intangible assets included significant unobservable inputs, which generally include a five-year business plan, 12 months of historical revenues and expenses by city pair, projections of available seat miles, revenue passenger miles, load factors, operating costs per available seat mile and a discount rate.

One of the significant unobservable inputs underlying the intangible fair value measurements performed on the Closing Date is the discount rate. We determined the discount rate using the weighted average cost of capital of the airline industry, which was measured using a Capital Asset Pricing Model (“CAPM”). The CAPM in the valuation of goodwill and indefinite-lived intangibles utilized a 50% debt and 50% equity structure. The historical average debt-to-equity structure of the major airlines since 1990 is also approximately 50% debt and 50% equity, which was similar to Northwest’s debt-to-equity structure at emergence from Chapter 11. The return on debt was measured using a bid-to-yield analysis of major airline corporate bonds. The expected market rate of return for equity was measured based on the risk free rate, the airline industry beta and risk premiums based on the Federal Reserve Statistical Release H. 15 or Ibbotson® Stocks, Bonds, Bills, and Inflation® Valuation Yearbook, Edition 2008. These factors resulted in a 13% discount rate.

(3)	The fair value of Northwest’s WorldPerks Program liability was determined based on the estimated price that third parties would require us to pay for them to assume the obligation for miles expected to be redeemed under the WorldPerks Program. This estimated price was determined based on the weighted-average equivalent ticket value of a WorldPerks award, which is redeemed for travel on Northwest, Delta or a participating airline. The weighted-average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.
Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt:

	December 31,	December 31,
(in millions)	2009	2008

Total debt at par value	$18,068	$17,865
Unamortized discount, net	(1,403)	(1,859)

Net carrying amount	$16,665	$16,006

Fair value(1)	$15,427	$12,695

(1)	The aggregate fair value of debt was based primarily on reported market values and recently completed market transactions.

NOTE 4. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
     The following tables reflect the estimated fair value asset (liability) position of our hedge contracts:

	December 31, 2009
				Hedge	Other	Hedge
	Notional	Maturity		Derivatives	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Liability	Liabilities	Payable, net

Designated as hedges
Fuel hedge swaps, collars and call options	795 million gallons - crude oil, heating oil, jet fuel	January 2010 - December 2010	$180	$(89)	$—

Interest rate swaps and call options designated as cash flow hedges	$1,478	September 2010 - May 2019	2	(38)	(9)

Foreign currency exchange forwards	55.8 billion Japanese Yen; 295 million Canadian Dollars	January 2010 - September 2012	1	(12)	(12)

Total derivative instruments			$183	$(139)	$(21)	$(10)

	December 31, 2008
					Hedge	Other	Hedge
	Notional	Maturity		Accounts	Derivatives	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Payable	Liability	Liabilities	Receivable

Designated as hedges

Fuel hedge swaps, collars and call options(1)	1.9 billion gallons - crude oil, heating oil, jet fuel	January 2009 - December 2010	$26	$(66)	$(849)	$—

Interest rate swaps designated as fair value hedges(2)	$1,000	September 2011 - July 2012	91	—	—	—

Interest rate swaps and call options designated as cash flow hedges(3)	$1,700	December 2009 - May 2019	—	—	(32)	(63)

Foreign currency exchange forwards and collars(3)	45.0 billion Japanese Yen	January - December 2009	—	—	(48)	—

Total designated			117	(66)	(929)	(63)
Not designated as hedges

Fuel swap and collar contracts(3)	180 million gallons - crude oil, heating oil, jet fuel	January - June 2009	—	(119)	(318)	—

Total not designated			—	(119)	(318)	—

Total derivative instruments			$117	$(185)	$(1,247)	$(63)	$1,139

(1)	Includes $163 million in hedges assumed from Northwest in the Merger.

(2)	Includes $17 million in accrued interest receivables related to these interest rate swaps. In accordance with fair value hedge accounting, the carrying value of our long-term debt at December 31, 2008 included $74 million of fair value adjustments.

(3)	Represents derivative contracts assumed from Northwest in the Merger.

Aircraft Fuel Price Risk
Hedge Position
     Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically enter into derivative instruments comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our Contract Carriers under capacity purchase agreements. As of December 31, 2009, our open fuel hedge contracts had an estimated fair value asset position of $179 million, which is recorded in prepaid expenses and other on our Consolidated Balance Sheet. As of December 31, 2009, we have hedged approximately 20% of our projected fuel consumption for 2010.
     In the Merger, we assumed all of Northwest’s outstanding fuel hedge contracts. On the Closing Date, we designated certain of Northwest’s derivative instruments, comprised of crude oil collar and swap contracts, as hedges. All Northwest fuel hedge contracts settled as of June 30, 2009.
Hedge Gains (Losses)
     Gains (losses) recorded on our Consolidated Financial Statements related to our fuel hedge contracts are as follows:

					Effective Portion Reclassified from Accumulated Other
	Effective Portion Recognized in Other Comprehensive Income (Loss)				Comprehensive Loss to Earnings
	Successor			Predecessor	Successor			Predecessor
			Eight Months				Eight Months
	Year Ended		Ended	Four Months	Year Ended		Ended	Four Months
	December 31,		December 31,	Ended April 30,	December 31,		December 31,	Ended April 30,
(in millions)	2009	2008	2007	2007	2009	2008(4)	2007	2007

Designated as hedges
Fuel hedge swaps, collars and call options(1)	$1,268	$(1,268)	$27	$69	$(1,344)	$26	$59	$(8)
Interest rate swaps and call options designated as cash flow hedges(2)	51	(94)	—	—	—	—	—	—
Foreign currency exchange forwards and collars(3)	11	(33)	—	—	(6)	—	—	—

Total designated	$1,330	$(1,395)	$27	$69	$(1,350)	$26	$59	$(8)

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.

(4)	We recorded a mark-to-market adjustment of $91 million related to Northwest derivative contracts settling in 2009 that were not designated as hedges for the year ended December 31, 2008.
     Ineffectiveness gains (losses) recognized on our fuel hedge contracts in other (expense) income on our Consolidated Statements of Operations was $57 million and $(20) million for the years ended December 31, 2009 and 2008, respectively, $(13) million for the eight months ended December 31, 2007 and $14 million for the four months ended April 30, 2007.
     We recorded a loss of $15 million to aircraft fuel and related taxes on our Consolidated Statements of Operations for the year ended December 31, 2009 related to Northwest derivative contracts that were not designated as hedges. As of December 31, 2009, we recorded in other comprehensive loss on our Consolidated Balance Sheet $15 million of net gains on our hedge contracts scheduled to settle in the next 12 months.

     In September 2008, one of our fuel hedge contract counterparties, Lehman Brothers, filed for bankruptcy. As a result, we terminated our fuel hedge contracts with Lehman Brothers prior to their scheduled settlement dates. Additionally, during the December 2008 quarter, we terminated certain fuel hedge contracts with other counterparties to reduce our exposure to projected fuel hedge losses due to the decrease in crude oil prices. We recorded an unrealized loss of $324 million, which represents the effective portion of these terminated contracts at the date of settlement, in accumulated other comprehensive loss on our Consolidated Balance Sheet. These losses were reclassified in the Consolidated Statements of Operations in accordance with their original contract settlement dates through December 2009. The ineffective portion of these contracts at the date of settlement resulted in an $11 million charge, which we recorded to other (expense) income on our Consolidated Statement of Operations for the year ended December 31, 2008.
     Prior to the adoption of fresh start reporting, we recorded as a component of stockholders’ deficit a $46 million unrealized gain related to our fuel hedging program. This gain would have been recognized as an offset to aircraft fuel expense and related taxes as the underlying fuel hedge contracts were settled. However, as required by fresh start reporting, our accumulated stockholders’ deficit and accumulated other comprehensive loss were reset to zero. Accordingly, fresh start reporting adjustments eliminated the unrealized gain and increased aircraft fuel expense and related taxes by $46 million for the eight months ended December 31, 2007.
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
     Cash Flow Hedges. In the Merger, we assumed Northwest’s outstanding interest rate swap and call option agreements. On the Closing Date, we designated these derivative instruments as cash flow hedges for purposes of converting our interest rate exposure on a portion of our debt portfolio from a floating rate to a fixed rate. The floating rates are based on three month LIBOR plus a margin. These interest rate swap and call option agreements had a net fair value loss of $45 million at December 31, 2009.
     Fair Value Hedges. During the June 2008 quarter, we entered into interest rate swap agreements designated as fair value hedges with an aggregate notional amount of $1.0 billion to convert our interest rate exposure on a portion of our debt portfolio from a fixed rate to a floating rate. These interest rate swap agreements had a fair value gain of $74 million and a corresponding interest receivable of $17 million, which were recorded in other noncurrent assets and accounts receivable, respectively, on our Consolidated Balance Sheet at December 31, 2008. In accordance with fair value accounting, the carrying value of our long-term debt at December 31, 2008 included $74 million of fair value adjustments.
     During the June 2009 quarter, we terminated our interest rate swaps designated as fair value hedges, resulting in $65 million in cash proceeds from counterparties. Due to the fair value gain position of these swaps at the date of termination, we recorded a deferred gain of $44 million. This gain will be amortized through 2012, the remaining life of the debt, using an effective-interest method and recorded to interest expense. As of December 31, 2009, $35 million of this gain had yet to be amortized.
     Other Matters. Market risk associated with our cash portfolio relates to the potential decline in interest income from a decrease in interest rates. Workers’ compensation obligation risk relates to the potential increase in our future obligations and expenses from a decrease in interest rates used to discount these obligations. Pension, postemployment and postretirement benefits risk relates to the potential increase in our benefit obligations, funding and expenses from a decrease in interest rates.
Foreign Currency Exchange Rate Risk
     We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies, primarily the Japanese yen and the Canadian dollar. To manage exchange rate risk, we attempt to execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency options and forward contracts.
     In the Merger, we assumed Northwest’s outstanding foreign currency derivative instruments. On the Closing Date, we designated certain of these derivative instruments, comprised of Japanese yen forward and collar contracts, as cash flow hedges. All Northwest foreign currency derivative instruments settled as of December 31, 2009.

     As of December 31, 2009, we have hedged approximately 29%, 21% and 5% of Japanese yen-denominated, and 24%, 15% and 4% of anticipated Canadian dollar-denominated, cash flows from sales in 2010, 2011 and 2012, respectively. These foreign currency derivative instruments had a net fair value loss of $23 million at December 31, 2009.
Credit Risk
     To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of these programs and our relative market position with each counterparty.
     Due to the estimated fair value position of our fuel hedge contracts, we received $17 million in fuel hedge margin from counterparties and provided $7 million in fuel hedge margin to counterparties as of December 31, 2009.
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
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table reflects the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009:

	Gross
	Carrying
(in millions)	Amount	Impairment	Net

Balance at January 1, 2008	$12,104	$—	$12,104

Impairment	—	(6,939)	(6,939)
Northwest Merger	4,572	—	4,572
Other	(6)	—	(6)

Balance at December 31, 2008	16,670	(6,939)	9,731

Northwest Merger	60	—	60
Other	(4)	—	(4)

Balance at December 31, 2009	$16,726	$(6,939)	$9,787

     During 2008, we experienced a significant decline in market capitalization primarily from record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 2). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.9 billion for the year ended December 31, 2008. In estimating fair value, we based our estimates and assumptions on the same valuation techniques employed and levels of inputs used to estimate the fair value of goodwill upon adoption of fresh start reporting.

     We also recorded a non-cash charge of $357 million ($238 million after tax) for the year ended December 31, 2008 to reduce the carrying value of certain intangible assets based on their revised estimated fair values. This charge was included in impairment of goodwill and other intangible assets on our Consolidated Statement of Operations for the year ended December 31, 2008.
     The following tables reflect the carrying amount of intangible assets at December 31, 2009 and 2008:
Indefinite-Lived Intangible Assets

	Carrying	Carrying
	Amount	Amount
	December 31,	December 31,
(in millions)	2009	2008

International routes and slots	$2,290	$2,300
Delta tradename	850	850
SkyTeam alliance	661	661
Domestic routes and slots	500	500
Other	3	3

Total	$4,304	$4,314

Definite-Lived Intangible Assets

		December 31, 2009		December 31, 2008
	Estimated	Gross		Gross
	Life in	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Year(s)	Amount	Amortization	Amount	Amortization

Marketing agreements	1 to 18	$730	$(370)	$737	$(312)
Contracts	17 to 34	193	(36)	193	(24)
Northwest tradename	2	40	(32)	40	(7)
Customer relationships	4	9	(9)	9	(9)
Domestic routes and slots	1	4	(4)	4	(1)
Other	1	—	—	1	(1)

Total		$976	$(451)	$984	$(354)

     Total amortization expense recognized for the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007 was $97 million, $207 million, $147 million and $1 million, respectively. The following table summarizes the expected amortization expense for our definite-lived intangible assets:

Years Ending December 31,
(in millions)

2010	$79
2011	70
2012	69
2013	68
2014	67
Thereafter	172

Total	$525

NOTE 6. DEBT
     In 2009, we entered into the following financing transactions:
•	Senior Secured Credit Facilities due 2013;

•	Senior Secured Notes due 2014;

•	Senior Second Lien Notes due 2015;

•	Bank Revolving Credit Facilities due 2010 and 2012;

•	2009-1 EETC; and

•	Clayton County Bonds, Series 2009.
     The Senior Secured Credit Facilities due 2013, the Senior Secured Notes due 2014 and the Senior Second Lien Notes due 2015 are guaranteed by substantially all of our domestic subsidiaries and are secured by our Pacific route authorities and certain related assets. A portion of the net proceeds from these transactions was used to repay in full the Bank Credit Facility due 2010 with the remainder of the proceeds used for general corporate purposes. The Bank Revolving Credit Facilities due 2010 and 2012 are also guaranteed by substantially all of our domestic subsidiaries and secured by certain aircraft, engines and related assets.
     The 2009-1 EETC was used to prepay $342 million of existing mortgage financings with respect to two B-737-700 aircraft and three B-777-200LR aircraft that were delivered and financed in 2009 (the “2009 Aircraft”) and for general corporate purposes. The remaining $347 million will be used to repay a portion of the refinancing of 10 B-737-800 aircraft, nine B-757-200 aircraft and three 767-300ER aircraft that currently secure our 2000-1 EETC (the “2001 Aircraft”) after the maturity of the 2000-1 EETC in November 2010. Accordingly, we reclassified $347 million of the 2000-1 EETC principal from current maturities to long-term.
     Our obligations in connection with the Clayton County Bonds, Series 2009 are not secured. The proceeds from this transaction are available to be used for general corporate purposes.
     The following table summarizes our debt at December 31, 2009 and 2008:

	December 31,
(in millions)	2009	2008

Senior Secured Exit Financing Facilities due 2012 and 2014	$2,444	$2,448
Senior Secured Credit Facilities due 2013	249	—
Senior Secured Notes due 2014	750	—
Senior Second Lien Notes due 2015	600	—
Bank Revolving Credit Facilities due 2010 and 2012	—	—
Bank Credit Facility due 2010	—	904
Other Financing Arrangements
Certificates due in installments from 2010 to 2023	5,709	5,844
Aircraft financings due in installments from 2010 to 2025	6,005	6,224
Other secured financings due in installments from 2010 to 2031	911	1,180

Total secured debt	16,668	16,600

American Express Agreement	1,000	1,000
Clayton County Bonds, Series 2009 due in installments from 2014 to 2035	150	—
Other unsecured debt due in installments from 2010 to 2030	250	265

Total unsecured debt	1,400	1,265

Total secured and unsecured debt	18,068	17,865
Unamortized discount, net(1)	(1,403)	(1,859)

Total debt	16,665	16,006

Less: current maturities	(1,445)	(1,068)

Total long-term debt	$15,220	$14,938

(1)	This item includes a reduction in the carrying value of (1) Northwest’s debt as a result of purchase accounting related to the Merger and (2) the debt recorded in connection with a multi-year extension of our co-brand credit card relationship with American Express (the “American Express Agreement”). This item also includes fair value adjustments to our long-term debt in connection with our adoption of fresh start reporting upon emergence from bankruptcy. These adjustments will be amortized to interest expense over the remaining maturities of the respective debt.

Senior Secured Exit Financing Facilities due 2012 and 2014
     In connection with Delta’s emergence from bankruptcy in April 2007, we entered into a senior secured exit financing facility (the “Senior Secured Exit Financing Facilities”) to borrow up to $2.5 billion. The Senior Secured Exit Financing Facilities consist of a $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”), a $600 million first-lien synthetic revolving facility (the “Synthetic Facility”) (together with the Exit Revolving Facility, the “First-Lien Facilities”), and a $900 million second-lien term loan facility (the “Term Loan” or the “Second-Lien Facility”). During 2008, we borrowed the entire amount of the Exit Revolving Facility. Borrowings under the First-Lien Facilities are due in April 2012 and borrowings under the Second-Lien Facility are due in April 2014. As of December 31, 2009, the Senior Secured Exit Financing Facilities had interest rates ranging from 2.3% to 3.5% per annum.
     Our obligations under the Senior Secured Exit Financing Facilities are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The Senior Secured Exit Financing Facilities and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets that do not secure other financings (the “Collateral”). The First-Lien Facilities are secured by a first priority security interest in the Collateral. The Second-Lien Facility is secured by a second priority security interest in the Collateral.
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
     The Senior Secured Exit Financing Facilities contain events of default customary for senior secured exit financings, including cross-defaults to other material indebtedness and certain change of control events. The Senior Secured Exit Financing Facilities also include events of default specific to our business, including the suspension of all or substantially all of our flights and other operations for more than two consecutive days (other than as a result of a Federal Aviation Administration suspension due to extraordinary events similarly affecting other major U.S. air carriers). Upon the occurrence of an event of default, the outstanding obligations under the Senior Secured Exit Financing Facilities may be accelerated and become due and payable immediately and our cash may become restricted.
Senior Secured Credit Facilities due 2013
     In 2009, we entered into a first-lien revolving credit facility in the aggregate principal amount of $500 million (the “Revolving Facility”) and a first-lien term loan facility in the aggregate principal amount of $250 million (the “Term Facility” and collectively with the Revolving Facility, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are guaranteed by the Guarantors and are secured by a first lien on our Pacific route authorities and certain related assets (the “Pacific Collateral”). Lenders under the Senior Secured Credit Facilities and holders of the Senior Secured Notes (as described below) have equal rights to payment and collateral.

     Borrowings under the Term Facility must be repaid in an amount equal to 1% of the original principal amount of the term loans annually (to be paid in equal quarterly installments), with the balance of the term loans due and payable in September 2013. Borrowings under the Term Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2009, the Term Facility had an interest rate of 8.8% per annum.
     In 2009, we borrowed and subsequently repaid the entire amount of the Revolving Facility, which matures in March 2013. Borrowings under the Revolving Facility can be prepaid without penalty and amounts prepaid can be reborrowed. Borrowings under the Revolving Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2009, the Revolving Facility was undrawn.
     The Senior Secured Credit Facilities contain affirmative and negative covenants and default provisions that are substantially similar to the ones described under “Senior Secured Exit Financing Facilities” above. The Senior Secured Credit Facilities also contain financial covenants that require us to:
•	maintain a minimum fixed charge coverage ratio (defined as the ratio of (1) EBITDAR (excluding gains and losses arising under fuel hedging arrangements incurred prior to the closing date of the Senior Secured Credit Facilities) to (2) the sum of cash interest expense plus cash aircraft rent expense plus the interest portion of Delta’s capitalized lease obligations) in each case for the 12-month period ending as of the last day of each fiscal quarter of not less than 1.20 to 1;

•	maintain a minimum collateral coverage ratio (defined as the ratio of aggregate current fair market value of the collateral to the sum of the aggregate outstanding exposure under the Senior Secured Credit Facilities and certain obligations with equal rights to payment and collateral and the aggregate principal amount of the outstanding Senior Secured Notes) of 1.60:1; and

•	maintain unrestricted cash, cash equivalents and short-term investments of not less than $2 billion.
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
Senior Secured Notes due 2014
     Also in 2009, we issued $750 million of Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes mature in September 2014 and have a fixed interest rate of 9.5% per annum. We may redeem some or all of the Senior Secured Notes at any time on or after September 15, 2011 at specified redemption prices. If we sell certain of our assets or if we experience specific kinds of changes in control, we must offer to repurchase the Senior Secured Notes.
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
Senior Second Lien Notes due 2015
     In conjunction with the issuance of the Senior Secured Notes, we issued $600 million of Senior Second Lien Notes (the “Senior Second Lien Notes”). The Senior Second Lien Notes mature in March 2015 and have a fixed interest rate of 12.25% per annum. We may redeem some or all of the Senior Second Lien Notes at any time on or after March 15, 2012 at specified redemption prices. If we sell certain of our assets or if we experience specific kinds of changes in control, we must offer to repurchase the Senior Second Lien Notes.
     Our obligations under the Senior Second Lien Notes are guaranteed by the Guarantors. The Senior Second Lien Notes and related guarantees are secured on a junior basis by security interests in the Pacific Collateral.

     The Senior Second Lien Notes include covenants and default provisions that are substantially similar to the ones described under “Senior Secured Notes due 2014” above. In addition, in the event (1) the collateral coverage ratio (defined as the ratio of aggregate current market value of the collateral to the sum of the aggregate outstanding exposure under the Senior Secured Credit Facilities and certain obligations with equal rights to payment and collateral, the aggregate principal amount of the outstanding Senior Secured Notes, and the aggregate principal amount of the outstanding Senior Second Lien Notes and any other permitted junior indebtedness that is secured by the collateral) is less than 1.00:1 or (2) we are required to pay additional interest on the Senior Secured Notes, we must pay additional interest on the Senior Second Lien Notes at the rate of 2% per annum until the later of (a) the collateral coverage ratio equals at least 1.00:1 or (b) special interest on the Senior Secured Notes ceases to accrue.
Bank Revolving Credit Facilities due 2010 and 2012
     In December 2009, we entered into a $100 million first-lien revolving credit facility, which is guaranteed by the Guarantors and is secured by a first lien on certain aircraft, engines and related assets owned by Mesaba and us. Borrowings under this facility are due in December 2012, can be repaid and reborrowed without penalty and bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2009, the facility was undrawn.
     In December 2009, we also entered into a $150 million first-lien revolving credit facility, which is guaranteed by the Guarantors and is secured by a first lien on certain aircraft, engines and related assets owned by Delta and Comair. Borrowings under the facility are due in December 2010; however, we may request additional one-year renewals of the facility thereafter. Borrowings can be repaid and reborrowed without penalty and bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2009, the facility was undrawn.
     Under both of these facilities, we must maintain a minimum balance of cash, permitted investments and available borrowing capacity under committed facilities at a specified level. We are also required to maintain a minimum collateral coverage ratio under both facilities. If the collateral coverage ratio is not maintained, we must either provide additional collateral to secure our obligations or repay the relevant facility by an amount necessary to maintain compliance with the collateral coverage ratio. Both facilities contain other covenants and events of default, including cross-defaults to other material indebtedness, that are substantially similar to the ones described under “Senior Secured Exit Financing Facilities due 2012 and 2014” above.
Other Financing Agreements
     Certificates. Pass-Through Trust Certificates and Enhanced Equipment Trust Certificates (collectively, the “Certificates”) are secured by 242 aircraft. As of December 31, 2009, the Certificates had interest rates ranging from 0.8% to 9.8%. We issued $689 million of Class A and Class B Pass Through Certificates, Series 2009-1 in November 2009 through two separate pass through trusts (the “2009-1 EETC”). The trusts hold equipment notes for, and are secured by, the 2009 Aircraft and are expected, after the maturity of our 2000-1 EETC in November 2010, to hold equipment notes for, and be secured by, the 2000-1 Aircraft. The equipment notes have a weighted average fixed interest rate of 8.1%.
     Aircraft Financing. We have $6.0 billion of loans secured by 300 aircraft, not including aircraft securing the Certificates. These loans had interest rates ranging from 0.7% to 7.2% at December 31, 2009. During 2008, we entered into agreements to borrow up to $1.6 billion to finance the purchase of 35 aircraft. In 2009, we took delivery of and financed 20 aircraft, five of which were the 2009 Aircraft which were refinanced in connection with the 2009-1 EETC.
     Other Secured Financings. Other secured financings primarily include (1) manufacturer term loans, secured by spare parts, spare engines and aircraft and (2) real estate loans. The financings had annual interest rates ranging from 1.5% to 8.5% at December 31, 2009.
     American Express Agreement. In December 2008, we announced a multi-year extension of the American Express Agreement. As part of the American Express Agreement, we received $1.0 billion from American Express for an advance purchase of SkyMiles, which amount is classified as long-term debt. This obligation will not be satisfied by cash payments, but through the use of SkyMiles by American Express over an expected two year period beginning in December 2010.

     Clayton County Bonds, Series 2009. In December 2009, the Development Authority of Clayton County (the “Development Authority”) issued bonds with principal of $150 million, in two series, maturing in 2029 and 2035 (the “Clayton Bonds”). The Clayton Bonds have a weighted average fixed interest rate of 8.9% and are subject to mandatory sinking fund redemption requirements. The proceeds of this sale were loaned to us to refund bonds that previously had been issued to refinance certain of our facilities at Atlanta’s Hartsfield-Jackson International Airport. The bonds are secured solely by the Development Authority’s pledge of the revenues payable to it under loan agreements between Delta and the Development Authority. Our obligations under the loan agreements are not secured.
     Northwest Revolving Credit Facility due 2009. In 2009, we amended the Northwest Revolving Credit Facility to, among other things, reduce its borrowing limit from $500 million to $300 million and change its maturity date to December 30, 2009. Borrowings under the Northwest Revolving Credit Facility were guaranteed by Northwest Airlines Corporation and certain of its subsidiaries. The Northwest Revolving Credit Facility and related guarantees were secured by substantially all of Northwest’s unencumbered assets as of October 29, 2008. The Northwest Revolving Credit Facility terminated in December 2009 on its maturity date.
Covenants
     We were in compliance with all covenants in our financing agreements at December 31, 2009.
Future Maturities
     The following table summarizes scheduled maturities of our debt, including current maturities, at December 31, 2009:

Years Ending December 31,
(in millions)	Total

2010	$1,709
2011	2,573
2012	3,440
2013	1,382
2014	2,865
Thereafter	6,099

18,068
Unamortized discount, net	(1,403)

Total	$16,665

NOTE 7. LEASE OBLIGATIONS
     We lease aircraft, airport terminals and maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $1.3 billion and $798 million for the years ended December 31, 2009 and 2008, respectively, $470 million for the eight months ended December 31, 2007 and $261 million for the four months ended April 30, 2007. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Assets acquired under capital leases are recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Many of our facility, aircraft and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees.

     The following tables summarize, as of December 31, 2009, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft under Contract Carrier agreements) with initial or remaining terms in excess of one year:
Capital Leases

Years Ending December 31,
(in millions)

2010	$148
2011	146
2012	119
2013	87
2014	67
Thereafter	337

Total minimum lease payments	904
Less: amount of lease payments representing interest	(396)

Present value of future minimum capital lease payments	508
Plus: unamortized premium, net	25
Less: current obligations under capital leases	(88)

Long-term capital lease obligations	$445

Operating Leases

		Contract
		Carrier
	Delta	Aircraft
Years Ending December 31,	Lease	Lease
(in millions)	Payments	Payments(1)	Total

2010	$1,082	$507	$1,589
2011	910	497	1,407
2012	806	490	1,296
2013	711	460	1,171
2014	634	451	1,085
Thereafter	3,700	1,542	5,242

Total minimum lease payments	$7,843	$3,947	$11,790

(1)	These amounts represent the minimum lease obligations under our Contract Carrier agreements with Atlantic Southeast Airlines, Inc. (“ASA”), Chautauqua Airlines, Inc. (“Chautauqua”), Freedom Airlines, Inc. (“Freedom”), Pinnacle Airlines, Inc. (“Pinnacle”), Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc. (“SkyWest Airlines”).
     At December 31, 2009, we operated 213 aircraft under operating leases and 93 aircraft under capital leases. Our Contract Carriers under capacity purchase agreements operated 450 aircraft under operating leases. Leases for aircraft operated by us and our Contract Carriers have expiration dates ranging from 2010 to 2025. During the four months ended April 30, 2007, we recorded estimated claims relating to the restructuring of the financing arrangements for many of our aircraft and the rejection of certain of our leases in connection with our bankruptcy proceedings.

NOTE 8. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Commitments
     Future purchase commitments for aircraft as of December 31, 2009 are estimated to total approximately $1.1 billion for the year ended December 31, 2010. Approximately $800 million of the $1.1 billion is associated with the purchase of 20 B-737-800 aircraft for which we have entered into definitive agreements to sell to third parties immediately following delivery of those aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. The remaining commitments relate to the purchase of two B-777-200LR aircraft, two B-737-800 aircraft and 11 previously owned MD-90 aircraft. We have no aircraft purchase commitments after December 31, 2010.
     As of December 31, 2009, we have financing commitments from third parties or, with respect to 20 of the 22 B-737-800 aircraft referred to above, definitive agreements to sell all aircraft subject to purchase commitments, except for nine of the 11 previously owned MD-90 aircraft. Under these financing commitments, third parties have agreed to finance on a long-term basis a substantial portion of the purchase price of the covered aircraft.
     Our aircraft purchase commitments described above do not include our orders for:
•	18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

•	five A319-100 aircraft and two A320-200 aircraft. We have the right to cancel these orders.
Contract Carrier Agreements
     During the year ended December 31, 2009, we had Contract Carrier agreements with 10 Contract Carriers, including our wholly-owned subsidiaries, Comair, Compass and Mesaba.
     Capacity Purchase Agreements. During the year ended December 31, 2009, six Contract Carriers operated for us (in addition to Comair, Compass and Mesaba) pursuant to capacity purchase agreements. Under these agreements, the Contract Carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.
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

Year Ending December 31,
(in millions)	Amount(1)

2010	$1,870
2011	1,780
2012	1,770
2013	1,820
2014	1,900
Thereafter	7,550

Total	$16,690

(1)	These amounts exclude contract carrier lease payments accounted for as operating leases, which are described in Note 7. The contingencies described below under “Contingencies Related to Termination of Contract Carrier Agreements” are not included in this table.

     The following table shows by Contract Carrier and contract (1) the number of aircraft in operation as of December 31, 2009, (2) the number of aircraft scheduled to be in operation as of December 31, 2010, (3) the number of aircraft scheduled to be in operation immediately prior to the expiration date of the agreement and (4) the expiration date of the agreement:

			Number of
			Aircraft
		Number of	Scheduled
		Aircraft	to be in
	Number of	Scheduled to	Operation
	Aircraft in	be in	Immediately
	Operation	Operation	Prior to the
	as of	as of	Expiration	Expiration
	December 31,	December 31,	of the	Date of
Carrier	2009	2010	Agreement	Agreement

ASA	152	132	16	2020
SkyWest Airlines	82	82	37	2020
ASA/SkyWest Airlines(1)	12	12	12	2012
Chautauqua	24	24	24	2016
Freedom (ERJ-145 aircraft)(2)	22	22	22	2012
Shuttle America	16	16	16	2019
Pinnacle (CRJ-900 aircraft)	16	16	16	2019
Pinnacle (CRJ-200 aircraft)	126	126	124	2017

Total	450	430	267

     The table above was not subject to the audit procedures of our Independent Registered Public Accounting Firm.

(1)	We have an agreement with ASA, SkyWest Airlines and SkyWest, Inc. (“SkyWest”), the parent company of ASA and SkyWest Airlines, under which the parties collectively determine whether the aircraft are operated by ASA or SkyWest Airlines.

(2)	We are in litigation with Freedom and its parent company, Mesa Air Group, Inc. (“Mesa”) regarding our ability to terminate our agreement with Freedom prior to its expiration date in 2012.
     The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under capacity purchase agreements with our regional air carriers (excluding Comair, Compass and Mesaba) for the years ended December 31, 2009, 2008 and 2007:

(in millions, except for number of aircraft operated)	2009	2008	2007

ASMs	20,852	17,425	17,881
RPMs	16,424	13,899	14,005
Number of aircraft operated, end of period	450	443	349

     The table above was not subject to the audit procedures of our Independent Registered Public Accounting Firm.
     Revenue Proration Agreements. As of December 31, 2009, we had a revenue proration agreement with American Eagle Airlines, Inc. In addition, a portion of our contract carrier agreement with SkyWest Airlines is structured as a revenue proration agreement. These agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Contingencies Related to Termination of Contract Carrier Agreements
     We may terminate the Chautauqua and Shuttle America agreements without cause at any time after May 2010 and January 2016, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.
     We estimate that the total fair values, determined as of December 31, 2009, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $200 million and $440 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.
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
Credit Card Processing Agreements
Visa/MasterCard Processing Agreement
     Our Visa/MasterCard credit card processing agreement provides that no cash reserve (“Reserve”) is required except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of December 31, 2009 and 2008.
American Express
     Our American Express credit card processing agreement provides that no withholding of our receivables will occur except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which American Express is permitted to withhold our receivables, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of December 31, 2009 and 2008.
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
Employees Under Collective Bargaining Agreements
     At December 31, 2009, we had 81,106 full-time equivalent employees. Approximately 39% of these employees were represented by unions, including the following domestic employee groups.

	Approximate
	Number of
	Active		Date on which Collective
	Employees		Bargaining Agreement
Employee Group	Represented	Union	Becomes Amendable

Delta Pilots	10,790	ALPA	December 31, 2012
Delta Flight Superintendents (Dispatchers)	318	PAFCA	December 31, 2013
Pre-merger NWA Fleet Service, Passenger Service, and Office/Clerical	9,407	IAM	December 31, 2010
Pre-merger NWA Simulator Technicians	38	IAM	December 31, 2010
Pre-merger NWA Stock Clerks	242	IAM	December 31, 2010
Pre-merger NWA Flight Attendants	5,970	AFA-CWA	December 31, 2011
Comair Pilots	1,314	ALPA	March 2, 2011
Comair Maintenance Employees	400	IAM	December 31, 2010
Comair Flight Attendants	764	IBT	December 31, 2010
Compass Pilots	373	ALPA	April 10, 2013
Mesaba Pilots	1,019	ALPA	June 1, 2012
Mesaba Flight Attendants	623	AFA-CWA	May 31, 2012
Mesaba Mechanics and Related Employees	353	AMFA	May 31, 2012
Mesaba Dispatchers	28	TWU	May 31, 2012

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
NOTE 9. INCOME TAXES
Income Tax (Benefit) Provision
     We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the “Income Tax Allocation”). Accordingly, for the year ended December 31, 2009, we recorded an income tax benefit of $344 million, including a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million on other comprehensive income. Our overall tax provision is not impacted by this tax allocation.
     Our income tax benefit (provision) for the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007 consisted of:

	Successor			Predecessor
			Eight Months	Four Months
	Year Ended		Ended	Ended
	December 31,		December 31,	April 30,
(in millions)	2009	2008	2007	2007

Current tax benefit	$15	$—	$—	$—
Deferred tax benefit (provision) exclusive of the other components listed below	850	866	(211)	(505)
(Increase) decrease in valuation allowance	(521)	(747)	—	509

Income tax benefit (provision)	$344	$119	$(211)	$4

     The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007:

	Successor			Predecessor
			Eight Months	Four Months
	Year Ended		Ended	Ended
	December 31,		December 31,	April 30,
	2009	2008	2007	2007

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	35.0%	35.0%
State taxes, net of federal income tax effect	(1.8)	(0.6)	3.7	3.6
Increase (decrease) in valuation allowance(1)	32.9	8.3	—	(39.3)
Income Tax Allocation	(20.2)	—	—	—
Goodwill impairment	—	26.8	—	—
Other, net	2.4	(0.8)	1.5	0.4

Effective income tax rate	(21.7)%	(1.3)%	40.2%	(0.3)%

(1)	For the four months ended April 30, 2007, the decrease in the valuation allowance reflects fresh start reporting adjustments.

Deferred Taxes
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities at December 31, 2009 and 2008:

(in millions)	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$6,419	$5,450
Pension, postretirement and other benefits	4,661	4,491
AMT credit carryforward	452	505
Deferred revenue	2,282	2,339
Rent expense	272	291
Reorganization items, net	1,033	1,375
Fuel hedge derivatives	30	663
Other temporary differences	413	565
Valuation allowance	(9,897)	(9,830)

Total deferred tax assets	$5,665	$5,849

Deferred tax liabilities:
Depreciation	$4,858	$4,856
Debt valuation	431	627
Intangible assets	1,757	1,795
Other	179	151

Total deferred tax liabilities	$7,225	$7,429

     The following table shows the current and noncurrent deferred tax assets (liabilities), recorded on our Consolidated Balance Sheets at December 31, 2009 and 2008:

(in millions)	2009	2008

Current deferred tax assets, net	$107	$401
Noncurrent deferred tax liabilities, net	(1,667)	(1,981)

Total deferred tax liabilities, net	$(1,560)	$(1,580)

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
     At December 31, 2009, we had (1) $452 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) $17.3 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022.
     Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 as a result of the Merger, the issuance of equity to employees in connection with the Merger and other transactions involving the sale of common stock within the testing period. We currently expect these ownership changes will not significantly limit our ability to utilize our AMT credit or NOLs in the carryforward period.
Uncertain Tax Positions
     Unrecognized tax benefits totaled $66 million and $29 million on our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. This includes $47 million of tax benefits as of December 31, 2009 and $10 million of tax benefits as of December 31, 2008, that will affect the effective tax rate when recognized.

     We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. The impact related to interest and penalties on our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 was not material.
     We are currently under audit by the IRS for the 2008 and 2009 tax years.
     The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended December 31, 2008 and 2009:

(in millions)

Unrecognized tax benefits at January 1, 2008	$143

Gross increases-tax positions in prior period	2
Gross decreases-tax positions in prior period	(91)
Settlements	(25)

Unrecognized tax benefits at December 31, 2008	29

Gross increases-tax positions in prior period	3
Gross decreases-tax positions in prior period	(1)
Gross increases-tax positions in current period	38
Settlements	(3)

Unrecognized tax benefits at December 31, 2009	$66

Valuation Allowance
     We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, and we establish valuation allowances if recovery is deemed not likely. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, our industry’s historically cyclical periods of earnings and losses and potential, current and future tax planning strategies. We cannot presently determine when we will be able to generate sufficient taxable income to realize our deferred tax assets. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets.
     Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets was adjusted first through goodwill followed by other indefinite-lived intangible assets until the net carrying value of those assets was zero. Beginning January 1, 2009, any reduction in the valuation allowance is reflected through the income tax provision.
NOTE 10. EMPLOYEE BENEFIT PLANS
     We sponsor defined benefit and defined contribution pension plans, healthcare plans, and disability and survivorship plans for eligible employees and retirees, and their eligible family members.
Defined Benefit Pension, Other Postretirement and Postemployment Benefit Plans
     Defined Benefit Pension Plans. We sponsor a defined benefit pension plan for eligible non-pilot Delta employees and retirees (the “Delta Non-Pilot Plan”) and defined benefit pension plans for eligible Northwest employees and retirees (the “Northwest Pension Plans”). These plans have been closed to new entrants and frozen for future benefit accruals.
     The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Under the Alternative Funding Rules, the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% interest rate. Delta elected the Alternative Funding Rules for the Delta Non-Pilot Plan, effective April 1, 2007, and Northwest elected the Alternative Funding Rules for the Northwest Pension Plans, effective October 1, 2006. We estimate that the funding requirements under these plans will be approximately $720 million in 2010.
     Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The cost associated with our defined contribution pension plans is reflected in the tables below.

     Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. During bankruptcy, we generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents and (2) a group of retirees who retired prior to 1987. Benefits under these plans are funded from current assets and are subject to co-payments, deductibles and other limits as described in the plans.
     Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment, but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these disability and survivorship plans in the event of a participant’s death or disability.
     Obligations, Fair Value of Plan Assets, and Funded Status (measured at December 31, 2009 and 2008) were:

			Other		Other
			Postretirement		Postemployment
	Pension Benefits		Benefits		Benefits
	December 31,		December 31,		December 31,
(in millions)	2009	2008	2009	2008	2009	2008

Benefit obligation at beginning of period(1)	$15,929	$7,383	$1,306	$965	$1,970	$2,028

Obligations assumed in Merger	—	7,469	—	501	—	58
Service cost	—	—	20	10	33	28
Interest cost	1,002	550	82	65	125	127
Actuarial loss (gain)	1,170	1,164	39	(147)	125	(132)
Benefits paid, including lump sums and annuities	(1,021)	(637)	(186)	(142)	(142)	(139)
Participant contributions	—	—	56	54	—	—
Plan amendments	—	—	(61)	—	54	—
Special termination benefits	—	—	6	—	—	—
Settlements	(49)	—	—	—	—	—

Benefit obligation at end of period (1)	$17,031	$15,929	$1,262	$1,306	$2,165	$1,970

Fair value of plan assets at beginning of period	$7,295	$4,882	$4	$—	$1,048	$1,764

Assets acquired in Merger	—	4,015	—	4	—	—
Actual gain (loss) on plan assets	1,198	(1,090)	—	—	291	(497)
Employer contributions	200	125	129	88	29	1
Participant contributions	—	—	56	54	—	—
Benefits paid, including lump sums and annuities	(1,021)	(637)	(186)	(142)	(218)	(220)
Settlements	(49)	—	—	—	—	—

Fair value of plan assets at end of period	$7,623	$7,295	$3	$4	$1,150	$1,048

Funded status at end of period	$(9,408)	$(8,634)	$(1,259)	$(1,302)	$(1,015)	$(922)

(1)	At each period-end presented above, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.
     Amounts recognized on our Consolidated Balance Sheets as of December 31, 2009 and 2008 consist of:

			Other		Other
			Postretirement		Postemployment
	Pension Benefits		Benefits		Benefits
	December 31,		December 31,		December 31,
(in millions)	2009	2008	2009	2008	2009	2008

Liabilities
Current liabilities	$(13)	$(19)	$(110)	$(114)	$(32)	$(14)
Noncurrent liabilities	(9,395)	(8,615)	(1,149)	(1,188)	(983)	(908)

Total Liabilities	$(9,408)	$(8,634)	$(1,259)	$(1,302)	$(1,015)	$(922)

Accumulated other comprehensive (loss) income, pretax
Net (loss) gain	$(3,089)	$(2,546)	$262	$320	$(379)	$(484)
Prior service cost	—	—	61	(1)	(54)	—

Total other comprehensive (loss) income	$(3,089)	$(2,546)	$323	$319	$(433)	$(484)

     Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are $48 million and $14 million in pension benefits and other postemployment benefits, respectively, and an actuarial gain of $22 million relating to other postretirement benefits. Amounts are generally amortized into accumulated other comprehensive income over the expected future lifetime of plan participants.
     Net periodic cost (benefit) for the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007 included the following components:

	Pension Benefits
	Successor			Predecessor
			Eight Months	Four Months
	Year Ended		Ended	Ended
	December 31,		December 31,	April 30,
(in millions)	2009	2008	2007	2007

Service cost	$—	$—	$—	$—
Interest cost	1,002	550	296	145
Expected return on plan assets	(615)	(479)	(281)	(129)
Recognized net actuarial loss	33	—	—	19
Settlement charge (gain), net	9	3	—	(30)
Revaluation of liability	—	—	—	(143)

Net periodic cost (benefit)	$429	$74	$15	$(138)

Defined contribution plan costs	306	211	128	36

Total cost (benefit)	$735	$285	$143	$(102)

	Other Postretirement Benefits
	Successor			Predecessor
			Eight Months	Four Months
	Year Ended		Ended	Ended
	December 31,		December 31,	April 30,
(in millions)	2009	2008	2007	2007

Service cost	$20	$10	$8	$4
Interest cost	82	65	42	21
Amortization of prior service benefit	—	—	—	(31)
Recognized net actuarial (gain) loss	(18)	(6)	—	8
Special termination benefits	6	—	—	—
Revaluation of liability	—	—	—	49

Net periodic cost	$90	$69	$50	$51

	Other Postemployment Benefits
	Successor			Predecessor
			Eight Months	Four Months
	Year Ended		Ended	Ended
	December 31,		December 31,	April 30,
(in millions)	2009	2008	2007	2007

Service cost	$33	$28	$21	$8
Interest cost	125	127	82	41
Expected return on plan assets	(79)	(151)	(104)	(51)
Amortization of prior service cost (benefit)	18	—	—	(2)
Recognized net actuarial loss	—	—	—	5
Revaluation of liability	—	—	—	(273)

Net periodic cost (benefit)	$97	$4	$(1)	$(272)

Assumptions
     We used the following actuarial assumptions to determine our benefit obligations at December 31, 2009 and December 31, 2008 and our net periodic (benefit) cost for the periods presented:

	December 31,
Benefit Obligations(1)(2)	2009	2008

Weighted average discount rate	5.93%	6.49%
Assumed healthcare cost trend rate(3)	7.50%	8.00%

	Successor			Predecessor
	Year		Eight Months
	Ended		Ended	Four Months
	December 31,		December 31,	Ended April 30,
Net Periodic Benefit Cost(2)(4)	2009	2008	2007	2007

Weighted average discount rate—pension benefit	6.49%	7.19%	6.01%	5.99%
Weighted average discount rate—other postretirement benefit	6.46%	6.46%	5.63%	5.63%
Weighted average discount rate—other postemployment benefit	6.50%	6.95%	6.00%	5.63%
Weighted average expected long-term rate of return on plan assets	8.83%	8.96%	8.97%	8.96%
Assumed healthcare cost trend rate(3)	8.00%	8.00%	8.50%	8.50%

(1)	Our 2009 and 2008 benefit obligations are measured using the RP 2000 combined healthy mortality table projected to 2013.

(2)	Rate of increase in future compensation levels is not applicable for our frozen defined benefit pension plans and other postretirement plans and is only applicable to a small portion of our other postemployment liability.

(3)	The assumed healthcare cost trend rate at December 31, 2009 is assumed to decline gradually to 5.00% by 2015 and remain level thereafter.

(4)	Our 2009, 2008 and 2007 assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.
     Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation (“APBO”) for these plans at December 31, 2009, would have the following effects:

	1%	1%
(in millions)	Increase	Decrease

Increase (decrease) in total service and interest cost	$7	$(7)
Increase (decrease) in the APBO	55	(65)

     The expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market returns and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We review our rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with our pension investment advisors. The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return.

Plan Assets
     We have adopted and implemented investment policies for our defined benefit pension plans and disability and survivorship plan for pilots that incorporate strategic asset allocation mixes intended to best meet their long-term obligations. This asset allocation policy mix is reviewed every two to five years or earlier as deemed necessary. We regularly rebalance asset allocations toward the prevailing targets. The weighted-average target and actual asset allocations for the plans at December 31, 2009 and December 31, 2008 are as follows:

	Weighted-Average
	Target
(in millions, except target allocations)	Allocations	2009	2008

Domestic equity securities	40%	$3,435	$2,831
Non-U.S. developed equity securities	18	1,384	1,354
Non-U.S. emerging equity securities	5	422	222
Private equity / real estate / natural resources	14	1,552	1,605
Diversified fixed income	18	1,372	1,588
High yield fixed income	5	372	413
Cash equivalents	—	236	330

Total	100%	$8,773	$8,343

     The plan assets investment strategies utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments. The overall asset mix of the portfolios is more heavily weighted in equity-like investments, including portions of the bond portfolio, which consist of convertible and high yield securities. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Currency overlay strategy is also used in an effort to generate modest amounts of additional income. A bond duration extension program utilizing fixed income derivatives is employed in an effort to better align the market value movements of a portion of the plan assets to the related plan liabilities. For additional information regarding the fair value of pension assets, see Note 3.
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
     The following table summarizes, as of December 31, 2009, the benefit payments that are scheduled to be paid in the following years ending December 31:

		Other	Other
	Pension	Postretirement	Postemployment
(in millions)	Benefits	Benefits	Benefits

2010	$1,041	$116	$145
2011	1,016	116	153
2012	1,023	108	161
2013	1,035	99	168
2014	1,052	93	175
2015-2019	5,603	438	975

Total	$10,770	$970	$1,777

Other Plans
     We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program
     Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined, we will pay at least 15% of that profit to employees. If the annual pre-tax profit is greater than $2.5 billion, we will pay 20% of the amount that exceeds $2.5 billion. We did not record an accrual under the profit sharing program in 2009 or 2008.
NOTE 11. CHAPTER 11 PROCEEDINGS
Bankruptcy Claims Resolution
     Under Delta’s Plan of Reorganization, most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of 386 million shares to holders of allowed, general, unsecured claims and 14 million shares to eligible non-contract, non-management employees. As of February 12, 2010, under Delta’s Plan of Reorganization, we have (1) distributed 333 million shares of common stock to holders of $14.0 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 53 million shares of common stock for issuance to holders of allowed general, unsecured claims.
     Northwest’s Plan of Reorganization generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger Agreement, and as discussed in Note 2, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of February 12, 2010, five million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     The Delta Debtors and the Northwest Debtors will continue to settle claims and file objections with the bankruptcy courts regarding claims. In light of the substantial number and amount of claims filed, we expect the claims resolution process will take additional time to complete. We believe there will be no further material impact to the Consolidated Statements of Operations from the settlement of claims because the holders of such claims will receive under Delta’s and Northwest’s Plan of Reorganization, as the case may be, only their pro rata share of the distributions of common stock contemplated by the applicable Plan of Reorganization.

Reorganization Items, net
     The following table summarizes the components of reorganization items, net on our Consolidated Statement of Operations for the four months ended April 30, 2007:

Predecessor
Four Months
Ended
April 30,
(in millions)	2007

Discharge of claims and liabilities(1)	$4,424
Revaluation of frequent flyer obligation(2)	(2,586)
Revaluation of other assets and liabilities(3)	238
Aircraft financing renegotiations, rejections and repossessions(4)	(440)
Contract carrier agreements(5)	(163)
Emergence compensation(6)	(162)
Professional fees	(88)
Pilot collective bargaining agreement(7)	(83)
Interest income(8)	50
Facility leases(9)	43
Vendor waived pre-petition debt	29
Retiree healthcare claims(10)	(26)
Other	(21)

Total reorganization items, net	$1,215

(1)	The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings, such as (a) the Air Line Pilots Association, International’s (“ALPA”) claim under our comprehensive agreement reducing pilot labor costs; (b) the Pension Benefit Guaranty Corporation’s (the “PBGC”) claim relating to the termination of the Delta Pilot Plan; (c) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans; (d) claims associated with debt and certain municipal bond obligations based upon their rejection; (e) claims relating to the restructuring of financing arrangements or the rejection of leases for aircraft; and (f) other claims due to the rejection or modification of certain executory contracts, unexpired leases and contract carrier agreements.

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

(in millions)

Liabilities subject to compromise	$19,345
Reorganization value	(9,400)
Liabilities reinstated	(4,429)
Issuance of new debt securities and obligations, net of discounts of $22	(938)
Other	(154)

Discharge of claims and liabilities	$4,424

(2)	We revalued our SkyMiles frequent flyer obligation at fair value as a result of fresh start reporting, which resulted in a $2.6 billion reorganization charge.

(3)	We revalued our assets and liabilities at estimated fair value as a result of fresh start reporting. This resulted in a $238 million gain, primarily reflecting the fair value of newly recognized intangible assets, which was partially offset by reductions in the fair value of tangible property and equipment.

(4)	Estimated claims for the four months ended April 30, 2007 relate to the restructuring of the financing arrangements for 143 aircraft, the rejection of two aircraft leases and adjustments to prior claims estimates.

(5)	In connection with amendments to our Contract Carrier agreements with Chautauqua and Shuttle America, both subsidiaries of Republic Airways Holdings, Inc. (“Republic Holdings”), which, among other things, reduced the rates we pay those carriers, we recorded (a) a $91 million allowed general, unsecured claim and (b) a $37 million net charge related to our surrender of warrants to purchase up to 3.5 million shares of Republic Holdings common stock. Additionally, in connection with an amendment to our Contract Carrier agreement with Freedom, a subsidiary of Mesa, which, among other things, reduced the rates we pay that carrier, we recorded a $35 million allowed general, unsecured claim.

(6)	In accordance with Delta’s Plan of Reorganization, we made $130 million in lump-sum cash payments to approximately 39,000 eligible non-contract, non-management employees. We also recorded an additional charge of $32 million related to our portion of payroll related taxes associated with the issuance, as contemplated by Delta’s Plan of Reorganization, of approximately 14 million shares of common stock to these employees.

(7)	Allowed general, unsecured claims of $83 million for the four months ended April 30, 2007 in connection with the comprehensive agreements of Comair with ALPA reducing pilot labor costs.

(8)	Reflects interest earned due to the preservation of cash during our Chapter 11 proceedings.

(9)	For the four months ended April 30, 2007, we recorded a net $43 million gain, primarily reflecting a $126 million net gain in connection with our settlement agreement with the Massachusetts Port Authority, which was partially offset by a net $80 million charge from an allowed general, unsecured claim in connection with our settlement agreement with the Kenton County Airport Board (the “Cincinnati Airport Settlement Agreement”).

(10)	Allowed general, unsecured claims in connection with agreements reached with committees representing pilot and non-pilot retired employees reducing their postretirement healthcare benefits.
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
     To facilitate the calculation of the reorganization value of the Successor, management developed financial projections for the Successor using a number of estimates and assumptions. The reorganization value of the Successor was primarily based on financial projections using various valuation methods, including (1) a comparison of our projected performance to the market values of comparable companies and (2) a calculation of the present value of future cash flows based on our projections. Utilizing these methodologies, the reorganization value of the Successor was estimated to be in the range of $9.4 billion and $12.0 billion. The reorganization value was dependent upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. There can be no assurance the projections will be achieved or the assumptions will be realized. The excess reorganization value (using the low end of the range) over the fair value of tangible and identifiable intangible assets, net of liabilities, was reflected as goodwill in the Fresh Start Consolidated Balance Sheet. The financial projections and estimates of reorganization value are not incorporated in this Form 10-K.
     The methodologies used to calculate reorganization value primarily include (1) a 60% weighting towards a discounted cash flow (“DCF”) analysis, which measures the projected multi-year, free cash flows of the Successor to arrive at a reorganization value and (2) a 40% weighting towards a comparable company analysis based on financial ratios and multiples of comparable companies, which were then applied to our financial projections to arrive at a reorganization value.
     DCF Analysis. The DCF calculations were performed for the period beginning May 1, 2007 through December 31, 2010 (“Projection Period”) discounted to April 30, 2007, the date Delta emerged from bankruptcy. The cash flow estimates include projected changes associated with our reorganization initiatives, anticipated changes in general market conditions and other factors. The DCF analysis includes assumptions for (1) the weighted average cost of capital, which is used to calculate the present value of future cash flows and (2) the terminal EBITDAR multiple, used to determine the value after the Projection Period. A range of discount rates from 12% to 14% was used, reflecting a number of company and market specific factors, as well as the cost of capital for comparable companies. The terminal EBITDAR multiple of 5.50x — 6.25x is consistent with the ranges used in the comparable company analysis.
     Variations in the valuation assumptions could significantly affect the cash flow estimates. The assumptions for which there is a reasonable possibility of variation include, but are not limited to, assumptions regarding (1) revenues, (2) fuel costs, (3) achievement of cost reductions, (4) discount rates, (5) international expansion and (6) the overall condition of the U.S. and global airline industries.
     Comparable Company Analysis. The comparable company analysis identified a group of companies with similar lines of business, business risk, growth prospects, maturity, market presence, size and scale of operations. Revenue and EBITDAR multiples were deemed to be the most relevant when analyzing the peer group. A range of valuation multiples was then identified and applied to our projections to determine an estimate of reorganization values. The multiple ranges used were 0.93x - 1.02x times 2007 estimated revenue of $18.5 billion and 5.50x - 6.25x times 2007 estimated EBITDAR of $2.9 billion.
     All estimates, assumptions and financial projections, including the fair value adjustments, the financial projections and the reorganization value projections, are subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance the estimates, assumptions and financial projections will be realized, and actual results could vary materially.
     The adjustments set forth in the following Fresh Start Consolidated Balance Sheet in the columns captioned “Debt Discharge, Reclassifications and Distribution to Creditors,” “Repayment of Debtor-in-Possession (“DIP”) Facility and New Exit Financing” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by Delta’s Plan of Reorganization, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments.

     The effects of Delta’s Plan of Reorganization and fresh start reporting on our Consolidated Balance Sheet at April 30, 2007 are as follows:
Fresh Start Consolidated Balance Sheet

		Debt Discharge,			Successor
		Reclassifications	Repayment of		Reorganized
	Predecessor	and	DIP Facility	Revaluation of	Balance Sheet
	April 30,	Distribution	and New Exit	Assets and	May 1,
(in millions)	2007	to Creditors	Financing	Liabilities	2007

CURRENT ASSETS
Cash, cash equivalents and short-term investments	$2,915	$—	$(557)	$—	$2,358
Restricted cash	1,069	—	—	—	1,069
Accounts receivable, net	1,086	—	—	—	1,086
Expendable parts and supplies inventories, net	183	—	—	58	241
Deferred income taxes, net	441	—	—	310	751
Prepaid expenses and other	437	(19)	—	(75)	343

Total current assets	6,131	(19)	(557)	293	5,848
PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	11,087	—	—	(1,245)	9,842
Other property and equipment, net	1,498	—	—	218	1,716

Total property and equipment, net	12,585	—	—	(1,027)	11,558
OTHER ASSETS
Goodwill	227	—	—	12,100	12,327
Intangibles, net	88	—	—	2,865	2,953
Other noncurrent assets	740	—	48	68	856

Total other assets	1,055	—	48	15,033	16,136

Total assets	$19,771	$(19)	$(509)	$14,299	$33,542

CURRENT LIABILITIES
Current maturities of long-term debt and capital leases	$1,292	$5	$—	$35	$1,332
DIP Facility	1,959	—	(1,959)	—	—
Accounts payable, accrued salaries and related benefits	1,396	561	(50)	155	2,062
SkyMiles deferred revenue	602	—		620	1,222
Air traffic liability	2,567	—	—	—	2,567
Taxes payable	423	—	—	(2)	421

Total current liabilities	8,239	566	(2,009)	808	7,604
NONCURRENT LIABILITIES
Long-term debt and capital leases	5,132	37	—	398	5,567
Exit Facilities	—	—	1,500	—	1,500
SkyMiles deferred revenue	294	—	—	1,958	2,252
Other notes payable	—	697	—	—	697
Pension, postretirement and related benefits	62	4,202	—	7	4,271
Other	1,026	—	—	1,225	2,251

Total noncurrent liabilities	6,514	4,936	1,500	3,588	16,538
Liabilities subject to compromise	19,345	(19,345)	—	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Delta Debtors
Common stock and additional paid-in capital	1,563	—	—	(1,563)	—
Retained deficit and other	(15,890)	4,424	—	11,466	—
Reorganized Delta Debtors
Common stock and additional paid-in capital	—	9,400	—	—	9,400

Total liabilities and stockholders’ (deficit) equity	$19,771	$(19)	$(509)	$14,299	$33,542

•	Debt Discharge, Reclassifications and Distribution to Creditors. Adjustments reflect the elimination of liabilities subject to compromise totaling $19.3 billion on our Consolidated Balance Sheet immediately prior to the Effective Date. Excluding certain liabilities assumed by the Successor, liabilities subject to compromise of $13.8 billion were discharged in the Chapter 11 cases. Adjustments include:
(a)	The recognition or reinstatement of $561 million to accounts payable, accrued salaries and related benefits comprised of (1) a $225 million obligation to the PBGC relating to the termination of the Delta Pilot Plan (which is reflected on the Consolidated Balance Sheet net of a $3 million discount) and (2) $339 million to reinstate or accrue certain liabilities related to the current portion of our pension and postretirement benefit plans and for certain administrative claims and cure costs.

(b)	The recognition of $697 million in other notes payable comprised of (1) a $650 million obligation relating to our comprehensive agreement with ALPA reducing pilot labor costs (which is reflected on the Consolidated Balance Sheet net of a $19 million discount) and (2) $66 million principal amount of senior unsecured notes (following the reduction of the $85 million face value of the notes for the application of certain payments made by us in 2006 and 2007) under the Cincinnati Airport Settlement Agreement.

(c)	The reinstatement of $4.2 billion to pension, postretirement and related benefits comprised of (1) $3.2 billion associated with the Delta Non-Pilot Plan and other long-term accrued benefits and (2) $1.0 billion associated with postretirement benefits.
•	Repayment of DIP Facility and New Exit Financing. Adjustments reflect the repayment of the DIP Facility and borrowing under the Exit Facilities. Financing fees related to (1) the DIP Facility were written off at the Effective Date and (2) fees related to the Exit Facilities were capitalized and will be amortized over the term of the facility.

•	Revaluation of Assets and Liabilities. Significant adjustments reflected in the Fresh Start Consolidated Balance Sheet based on the revaluation of assets and liabilities are summarized as follows:
(a)	Property and equipment, net. A net adjustment of $1.0 billion to reduce the net book value of fixed assets to their estimated fair value.

(b)	Goodwill. An adjustment of $12.1 billion to reflect reorganization value of the Successor in excess of the fair value of tangible and identifiable intangible assets, net of liabilities. During 2007, goodwill decreased by $149 million as a result of net adjustments in the fair value of certain assets and liabilities. These adjustments were recorded on the Successor’s opening balance sheet at May 1, 2007.

(c)	Intangibles. An adjustment of $2.9 billion to recognize identifiable intangible assets. These intangible assets reflect the estimated fair value of our trade name, takeoff and arrival slots, SkyTeam alliance agreements, marketing agreements, customer relationships and certain contracts. Certain of these assets will be subject to an annual impairment review.

(d)	Long-term debt and capital leases. An adjustment of $398 million primarily to reflect a $223 million net premium associated with long-term debt and a $138 million net premium associated with capital lease obligations to be amortized to interest expense over the life of such debt and capital lease obligations.

(e)	SkyMiles deferred revenue. An adjustment to revalue our obligation under the SkyMiles Program to reflect the estimated fair value of miles to be redeemed in the future. Adjustments of $620 million and $2.0 billion were reflected for the fair value of these miles in current and long-term classifications, respectively. Effective with our emergence from bankruptcy, we changed our accounting policy from an incremental cost basis to a deferred revenue model for miles earned through travel. The fair value of our SkyMiles frequent flyer award liability was determined based on the estimated price that third parties would require us to pay for them to assume the obligation for miles expected to be redeemed under the SkyMiles Program. This estimated price was determined based on the weighted-average equivalent ticket value of a SkyMiles award redeemed for travel on Delta or a participating airline. The weighted-average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel. At April 30, 2007, we recorded deferred revenue equal to $0.0083 for each mile we estimate will ultimately be redeemed under the SkyMiles Program.

(f)	Noncurrent liabilities—other. An adjustment of $1.2 billion primarily related to the tax effect of fresh start valuation adjustments.

(g)	Total stockholders’ deficit. The adoption of fresh start reporting resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. All common stock of the Predecessor was eliminated and replaced by the new equity structure of the Successor based on Delta’s Plan of Reorganization. The Fresh Start Consolidated Balance Sheet reflects initial stockholders’ equity value of $9.4 billion, representing the low end in the range of $9.4 billion to $12.0 billion estimated in our financial projections developed in connection with Delta’s Plan of Reorganization. The low end of the range is estimated to reflect market conditions as of the Effective Date and therefore was used to establish initial stockholders’ equity value.
NOTE 12. EQUITY AND EQUITY-BASED COMPENSATION
Equity
     Common Stock. On the Effective Date, all common stock issued by the Predecessor was cancelled. We began issuing shares of new common stock at emergence from bankruptcy pursuant to Delta’s Plan of Reorganization. The new common stock is subject to the terms of our Amended and Restated Certificate of Incorporation (the “New Certificate”), which supersedes the Certificate of Incorporation in effect prior to the Effective Date.
     The New Certificate authorizes us to issue a total of 2.0 billion shares of capital stock, of which 1.5 billion may be shares of common stock, par value $0.0001 per share, and 500 million may be shares of preferred stock. Delta’s Plan of Reorganization contemplates the issuance of 400 million shares of common stock, consisting of 386 million shares to holders of allowed general, unsecured claims and up to 14 million shares to approximately 39,000 non-contract, non-management employees under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the “2007 Plan”). Our Plan of Reorganization also contemplates the issuance of common stock under the 2007 Plan for management employees.
     In connection with the Merger, we issued, or expect to issue, a total of 339 million shares of Delta common stock in exchange for the Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization. Additionally, in connection with the Merger, we (1) issued 50 million shares of common stock to eligible Delta and Northwest pilots; (2) granted 34 million shares of common stock to substantially all U.S. based non-pilot employees of Delta and Northwest; and (3) granted 17 million shares of restricted stock and non-qualified stock options to purchase 12 million shares of common stock to management personnel. The awards to management personnel will fully vest over approximately three years, subject to the participant’s continued employment.
     Preferred Stock. The New Certificate permits us to issue preferred stock in one or more series. It authorizes the Board of Directors (1) to fix the descriptions, powers (including voting powers), preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and (2) to specify the number of shares of any series of preferred stock. As of December 31, 2009 and 2008, no preferred stock had been issued.
     Treasury Stock. We generally withhold shares of Delta common stock to cover employees’ portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. There were approximately 11 million shares of common stock held in treasury at a weighted average cost of $15.89 per share at December 31, 2009. In December 2008, we sold from treasury approximately 18 million shares of our common stock that were previously withheld as the employee portion of tax withholdings on the issuance and vesting of employee equity awards in connection with the Merger. The $192 million of net proceeds from the offering was available for general corporate purposes. There were approximately eight million shares of common stock held in treasury at a weighted average cost of $20.11 per share at December 31, 2008. Substantially all of these shares were withheld to cover the employees’ portion of required tax withholdings on equity awards.

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
     In connection with the Merger, we amended the 2007 Plan with stockholder approval to increase the number of shares of Delta common stock issuable under the plan from 30 million to 157 million. The purpose of this amendment was to permit Delta to grant equity to substantially all employees of the combined company in connection with the Merger. There were 35 million shares available for future grants under the 2007 Plan as of December 31, 2009.
     Non-cash compensation expense for equity awards is recognized over the employee’s requisite service period (generally, the vesting period of the award). We use straight-line recognition for awards with installment vesting. During the years ended December 31, 2009 and 2008, we recognized expense associated with restricted stock, stock option, and performance share grants of $108 million and $66 million in salaries and related costs, respectively. The closing of the Merger constituted a change in control under the 2007 Plan, which caused the vesting of substantially all previously unvested equity awards and resulted in the recording of an additional $75 million in 2008 in expense to restructuring and merger-related items. These expenses do not represent cash payments actually made to employees; rather it represents non-cash compensation expense recognition. The actual value of these awards to the recipients depends on the price of Delta common stock when the awards vest.
     As of December 31, 2009, approximately $109 million of total unrecognized costs related to unvested shares and options are expected to be recognized over the remaining weighted-average period of 0.9 years. Approximately $69 million is expected to be recognized in 2010.
     Stock Grants. In connection with the Merger, we granted equity to substantially all employees of Delta and Northwest. U.S. based non-pilot, non-management employees received 34 million shares of common stock. Pilot employees received 50 million shares of common stock. The fair value of these grants was based on the closing price of the common stock on the date of grant and resulted in a $791 million charge in restructuring and merger-related items. In 2007, upon emergence from Chapter 11, we issued 14 million shares of common stock to non-contract, non-management employees. Employees may hold or sell these shares without restriction.
     Merger Awards. In connection with the Merger, we made grants of restricted stock and stock options to approximately 700 management level employees under the 2007 Plan. As discussed below, these grants vest over three years, subject to the employee’s continued employment.
     Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and that is subject to forfeiture in certain circumstances. The fair value of the restricted stock awards is based on the closing price of the common stock on the date of grant. In connection with the Merger, we granted 17 million shares of restricted stock, which, subject to the employee’s continued employment, vest over three years in four installments (20% on May 1, 2009, 20% on November 1, 2009, 20% on May 1, 2010, and 40% on November 1, 2011). Upon emergence from Chapter 11, we granted eight million shares of restricted stock to eligible employees. Substantially all of these awards, to the extent not previously vested, vested upon the closing of the Merger. We expect substantially all unvested restricted stock awards at December 31, 2009 to vest during the vesting period.
     The following table summarizes restricted stock activity for the year ended December 31, 2009:

		Weighted
		Average
	Shares	Grant Date
	(000)	Fair Value

Unvested at January 1, 2009	17,650	$8.11
Granted	3,695	6.71
Vested	(8,363)	8.09
Forfeited	(459)	7.62

Unvested at December 31, 2009	12,523	$7.73

     The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $68 million and $107 million, respectively.
     Stock Options. Stock option awards are granted with an exercise price equal to the closing price of Delta common stock on the date of grant. Generally, outstanding employee options vest over several years and have a 10-year term, subject to the employee’s continued employment.
     The fair value of stock options is determined at the grant date using an option pricing model based on several assumptions. The risk-free rate is based on the U.S. Treasury yield in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. The expected life of the options was developed assuming that the options will be exercised evenly from the time they become exercisable to expiration due to the lack of exercise history. We base our volatility assumptions on historical volatilities of the stock of comparable publicly-traded airlines, using daily stock price returns equal to our expected option lives. We have used this volatility assumption due to the lack of trading history of Delta common stock since emergence from Chapter 11.
     We granted stock options to purchase 12 million shares of common stock in connection with the Merger. These options become exercisable in four installments (20% on May 1, 2009, 20% on November 1, 2009, 20% on May 1, 2010, and 40% on November 1, 2011), subject to the employee’s continued employment. We granted options to purchase four million shares of common stock to eligible employees upon emergence from Chapter 11. Substantially all of these awards, to the extent not previously exercisable, became exercisable upon the closing of the Merger. Pursuant to the Merger Agreement, outstanding stock options under the Northwest 2007 Stock Incentive Plan were assumed by Delta and modified to provide for the purchase of Delta common stock. Accordingly, the number of shares and the exercise price were adjusted for the 1.25 exchange ratio. We have not granted any stock options subsequent to those granted in 2008 in connection with the Merger.
     The weighted average fair value of options granted in 2008 was determined based on the following assumptions:

Risk-free interest rate	2.6-3.4%
Expected life of stock options (in years)	5.6-6.0
Expected volatility of common stock	63-79%

     The following table summarizes stock option activity for the year ended December 31, 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (in
	(000)	Price	Life (in years)	millions)

Outstanding at January 1, 2009	23,544	$12.69
Granted	—	—
Exercised	(683)	8.01
Forfeited or expired	(551)	15.12

Outstanding at December 31, 2009	22,310	$12.79	6.6	$39

Vested or expected to vest	22,310	$12.79	6.6	$39

Exercisable at December 31, 2009	15,779	$14.71	5.7	$17

     The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $4.86.
     Performance Shares. Performance shares are long-term incentive opportunities which are payable in common stock and are generally contingent upon our achieving certain financial goals. During 2008, we granted performance shares with an aggregate target payout opportunity covering approximately two million shares of common stock. The closing of the Merger caused the vesting at target of substantially all previously unvested performance shares.
     Other. There was no corresponding tax benefit in 2009, 2008 or 2007 related to the stock-based compensation, as we record a full valuation allowance against our deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. For additional information, see Note 9.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
     The following table shows the components of accumulated other comprehensive (loss) income for the four months ended April 30, 2007, the eight months ended December 31, 2007 and the years ended December 31, 2008 and 2009:

	Unrecognized		Marketable
	Pension	Derivative	Equity	Valuation
(in millions)	Liability	Instruments	Securities	Allowance	Total

Balance at January 1, 2007 (Predecessor)	$(727)	$(23)	$2	$230	$(518)

Pension adjustment	6	—	—	—	6
Changes in fair value	—	61	—	—	61
Reclassification to earnings	—	8	—	—	8

Balance at April 30, 2007 (Predecessor)	(721)	46	2	230	(443)

Elimination of Predecessor other comprehensive loss	721	(46)	(2)	(230)	443
Pension adjustment	408	—	—	—	408
Changes in fair value	—	86	—	—	86
Reclassification to earnings	—	(59)	—	—	(59)
Tax effect	(155)	(11)	—	166	—

Balance at December 31, 2007 (Successor)	253	16	—	166	435

Pension adjustment	(3,111)	—	—	—	(3,111)
Changes in fair value	—	(1,369)	(9)	—	(1,378)
Reclassification to earnings	—	(26)	—	—	(26)
Tax effect	1,162	516	3	(1,681)	—

Balance at December 31, 2008 (Successor)	(1,696)	(863)	(6)	(1,515)	(4,080)

Pension adjustment	(502)	—	—	—	(502)
Changes in fair value	—	(20)	10	—	(10)
Reclassification to earnings	—	1,350	—	—	1,350
Income Tax Allocation	—	(321)	—	—	(321)
Tax effect	186	(491)	(3)	308	—

Balance at December 31, 2009 (Successor)	$(2,012)	$(345)	$1	$(1,207)	$(3,563)

NOTE 14. GEOGRAPHIC INFORMATION
     Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments.
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

     Operating revenue is assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenue by geographic region for the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007 are summarized in the following table:

	Successor			Predecessor
			Eight Months	Four Months
	Year Ended		Ended	Ended
	December 31,		December 31,	April 30,
(in millions)	2009	2008	2007	2007

Domestic	$19,171	$15,065	$9,380	$4,314
Atlantic	4,970	5,149	2,884	947
Latin America	1,437	1,616	923	478
Pacific	2,485	867	171	57

Total	$28,063	$22,697	$13,358	$5,796

     Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
NOTE 15. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
(in millions)	2009	2008

Severance and related costs	$119	$114
Contract Carrier restructuring	—	14
Facilities and other	13	25
Merger-related items	275	978

Total restructuring and merger-related items	$407	$1,131

     Severance and related costs primarily relate to voluntary workforce reduction programs for U.S. employees. In 2009, we recorded $119 million associated with workforce reduction programs, including $6 million of special termination benefits related to retiree healthcare. We expect any additional charges incurred under these programs will not be material. In 2008, we recorded $114 million associated with workforce reduction programs.
     Contract Carrier restructuring costs relate primarily to the early termination of certain capacity purchase agreements with our Contract Carriers.
     Facilities and other costs primarily relate to the closing operations in airports. In 2008, the costs primarily relate to the closing of operations in Concourse C at the Cincinnati/Northern Kentucky International Airport. Upon our exit from Concourse C, we recorded a one-time charge of $18 million based on the estimated present value of future rents.
     Merger-related items relate to costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations.
     We did not have any restructuring and merger-related items in 2007.
     The following table shows the balances for restructuring charges as of December 31, 2009, and the activity for the year then ended:

	Liability				Liability
	Balance at	Additional	Purchase		Balance at
	December 31,	Costs and	Accounting		December 31,
(in millions)	2008	Expenses	Adjustments	Payments	2009

Severance and related costs(1)	$50	$113	$—	$(94)	$69
Facilities and other(1)	54	13	19	(12)	74

Total	$104	$126	$19	$(106)	$143

(1)	The liability balance at December 31, 2008 includes liabilities assumed in the Merger of $47 million in severance and related costs and $32 million in restructuring of facility leases and other charges.

     We acquired a B-747-200F dedicated cargo freighter fleet in our Merger with Northwest and recorded the fair value of the fleet at the Closing Date. We grounded the entire fleet by December 31, 2009 due to its age and inefficiency. We reviewed the fleet and related spare engines for impairment during the year ended December 31, 2009 and concluded that no material impairment existed.
NOTE 16. (LOSS) EARNINGS PER SHARE
     We calculate basic (loss) earnings per share by dividing the net (loss) income by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic (loss) earnings per share. Accordingly, the calculation of basic (loss) earnings per share for the years ended December 31, 2009 and 2008 and the eight months ended December 31, 2007 assumes there was outstanding at the beginning of each of these periods all 386 million shares contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims. Similarly, the calculation of basic loss per share for the years ended December 31, 2009 and 2008 assumes there was outstanding at January 1, 2009 and the Closing Date, respectively, the following shares in connection with the Merger: (1) 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots and (2) nine million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     The following table shows the reconciliation of actual shares issued and outstanding to those considered outstanding for purposes of the calculation of basic loss per share as of December 31, 2009:

(in millions)	Shares(1)

Common stock issued and outstanding	784
Less:
Unvested restricted stock	(13)
Add:
Shares reserved for future issuance under Delta’s Plan of Reorganization	53
Shares reserved for future issuance relating to Northwest’s Plan of Reorganization, after giving effect to the 1.25 exchange ratio	6

Common stock considered outstanding for purposes of loss per share calculation	830

(1)	These shares have not been weighted to reflect the period of time they were considered outstanding.

     The following table shows our computation of basic and diluted (loss) earnings per share for the years ended December 31, 2009 and 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007:

	Successor			Predecessor
			Eight	Four
			Months	Months
	Year Ended		Ended	Ended
	December 31,		December 31,	April 30,
(in millions, except per share data)	2009	2008	2007	2007

Basic:
Net (loss) income	$(1,237)	$(8,922)	$314	$1,298
Basic weighted average shares outstanding	827	468	394	197

Basic (loss) earnings per share	$(1.50)	$(19.08)	$0.80	$6.58

Diluted:
Net (loss) income	$(1,237)	$(8,922)	$314	$1,298
Gain recognized on the forgiveness of convertible debt	—	—	—	(216)

Net (loss) income assuming conversion	$(1,237)	$(8,922)	$314	$1,082

Basic weighted average shares outstanding	827	468	394	197
Dilutive effects of:
Restricted shares	—	—	1	—
Convertible debt	—	—	—	37

Weighted average shares outstanding, as adjusted	827 (1)	468 (2)	395 (3)	234 (4)

Dilutive (loss) earnings per share	$(1.50)	$(19.08)	$0.79	$4.63

(1)	Excludes 35 million common stock equivalents because their effect was anti-dilutive.

(2)	Excludes 41 million common stock equivalents because their effect was anti-dilutive.

(3)	Excludes nine million common stock equivalents because their effect was anti-dilutive.

(4)	Upon emergence from bankruptcy, we discharged our liabilities subject to compromise, which included convertible debt. As a result, we recognized a gain of $216 million for the four months ended April 30, 2007. In connection with this discharge, 37 million shares of common stock were assumed issued for purposes of calculating diluted earnings per share.

NOTE 17. VALUATION AND QUALIFYING ACCOUNTS
     The following table shows our valuation and qualifying accounts for the four months ended April 30, 2007, the eight months ended December 31, 2007 and the years ended December 31, 2008 and 2009, and the associated activity for the years then ended:

	Allowance for:
			Obsolescence of
			Expendable
	Restructuring	Uncollectible	Parts &
	and Other	Accounts	Supplies	Valuation
(in millions)	Charges(1)	Receivable(2)	Inventory	Allowance

Balance at January 1, 2007 (Predecessor)	$5	$21	$161	$5,169	(3)

Additional costs and expenses	1	5	13	1,092
Payments and deductions	(2)	(5)	(43)	(1,201)

Balance at April 30, 2007 (Predecessor)	4	21	131	5,060	(3)

Valuation adjustment	—	—	(131)	(230)
Additional costs and expenses	—	15	11	669
Payments and deductions	(1)	(10)	—	(656)

Balance at December 31, 2007 (Successor)	3	26	11	4,843	(4)

Liabilities assumed from Northwest	—	6	—	3,389
Purchase accounting adjustments	94	—	—	184
Additional costs and expenses	153	31	23	1,866
Payments and deductions	(146)	(21)	(2)	(452)

Balance at December 31, 2008 (Successor)	104	42	32	9,830	(5)

Purchase accounting adjustments	19	—	14	—
Additional costs and expenses	126	23	34	343
Payments and deductions	(106)	(18)	(5)	(276)

Balance at December 31, 2009 (Successor)	$143	$47	$75	$9,897	(6)

(1)	Primarily related to severance and related costs, restructuring of facility leases and other charges.

(2)	The payments and deductions related to the allowance for uncollectible accounts receivable represent the write-off of accounts considered to be uncollectible, less recoveries.

(3)	$230 million of this amount is recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet at January 1, 2007 and our Fresh Start Consolidated Balance Sheet at April 30, 2007.

(4)	$166 million of this amount is recorded in accumulated other comprehensive income on our Consolidated Balance Sheet at December 31, 2007. This balance reflects a $230 million write-off recorded upon the adoption of fresh start reporting to eliminate the Predecessor’s accumulated other comprehensive loss.

(5)	$1.5 billion of this amount is recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2008.

(6)	$1.2 billion of this amount is recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2009.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table summarizes our unaudited results of operations for the 2009 and 2008 quarterly periods. The quarterly loss per share amounts for a year will not add to the loss per share for that year due to the weighting of shares used in calculating per share data.

2009	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31(3)

Operating revenue	$6,684	$7,000	$7,574	$6,805
Operating (loss) income	(483)	1	204	(46)
Net loss	(794)	(257)	(161)	(25)
Basic and diluted loss per share	(0.96)	(0.31)	(0.19)	(0.03)

2008	Three Months Ended
(in millions, except per share data)	March 31(1)	June 30(1)	September 30	December 31(2)

Operating revenue	$4,766	$5,499	$5,719	$6,713
Operating (loss) income	(6,261)	(1,087)	131	(1,097)
Net loss	(6,390)	(1,044)	(50)	(1,438)
Basic and diluted loss per share	(16.15)	(2.64)	(0.13)	(2.11)

(1)	During the March 2008 quarter, we determined goodwill was impaired and recorded a non-cash charge of $6.1 billion based on a preliminary assessment. We finalized the impairment test during the June 2008 quarter and recorded an additional non-cash charge of $839 million. In the June 2008 quarter, we also recorded a non-cash charge of $357 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.

(2)	Our results of operations for the December 2008 quarter include Northwest for the period from October 30 to December 31, 2008. In connection with the Merger, during the December 2008 quarter, we recorded a one-time primarily non-cash charge of $969 million relating to the issuance or vesting of employee equity awards in connection with the Merger.

(3)	During the December 2009 quarter, as a result of the Income Tax Allocation, we recorded a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million on other comprehensive income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2009 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
     Except as set forth below, during the three months ended December 31, 2009, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     On October 29, 2008, a wholly-owned subsidiary of ours merged with and into Northwest. On December 31, 2009, NWA merged with and into Delta, ending NWA’s separate existence. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute Merger integration activities.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2009. Ernst & Young LLP’s report on our internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Delta Air Lines, Inc.
     We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Air Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2009 (Successor) and 2008 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 (Successor) and 2008 (Successor), the eight-month period ended December 31, 2007 (Successor) and the four-month period ended April 30, 2007 (Predecessor) of Delta Air Lines, Inc. and our report dated February 24, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2010

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
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information about the number of shares of common stock that may be issued under the 2007 Performance Plan, Delta’s only equity compensation plan, as of December 31, 2009.

(c)
		(b)	No. of Securities
	(a)	Weighted-	Remaining Available for
	No. of Securities	Average Exercise	Future Issuance Under
	to be Issued Upon	Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants and	Options, Warrants	Reflected in
Plan Category	Rights (1)	and Rights	Column (a)) (2)
Equity compensation plans approved by securities holders	15,184,907	$10.69	35,420,197
Equity compensation plans not approved by securities holders	—	—	—

Total	15,184,907	$10.69	35,420,197

(1)	Includes stock options granted under Delta’s 2007 Performance Plan. The 2007 Performance Plan was approved by the Bankruptcy Court as part of our Plan of Reorganization. Accordingly, issuances under the 2007 Performance Plan are deemed to be approved by stockholders under Delaware General Corporation Law. In connection with the Merger, Delta stockholders approved an amendment to the 2007 Performance Plan to increase the number of shares of common stock issuable under the Plan.

(2)	Up to 157 million shares of common stock are available for issuance under the 2007 Performance Plan. If any shares of our common stock are covered by an award under the 2007 Performance Plan that is cancelled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Performance Plan. In addition to the 15,184,907 options outstanding, 12,523,891 shares of restricted stock remain unvested and a maximum of 1,429,123 shares of common stock may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2009.

     Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our Proxy Statement and is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by this item is set forth under the headings “Corporate Governance Matters—Corporate Governance Overview—Director Independence—Independence of Audit, Corporate Governance and Personnel & Compensation Committee Members,” “Executive Compensation—Post-Employment Compensation—Potential Post-Employment Benefits Upon Termination or Change in Control—Pre-Existing Medical Benefits Agreement Between Northwest and Mr. Anderson,” “Proposal 1—Election of Directors” and “Pre-Existing Agreements with Northwest” in our Proxy Statement and is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this item is set forth under the heading “Proposal 2—Ratification of Independent Auditors” in our Proxy Statement and is incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
Consolidated Balance Sheets—December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and December 31, 2008, the eight months ended December 31, 2007 and the four months ended April 30, 2007
Notes to the Consolidated Financial Statements
          (2). The schedule required by this item is included in the Notes to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.
          (3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.9 through 10.26 in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2010.

DELTA AIR LINES, INC
By:	/s/ Richard H. Anderson
Richard H. Anderson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 24th day of February, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard H. Anderson Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Hank Halter	Senior Vice President and Chief Financial Officer

Hank Halter	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward H. Bastian	President and Director

Edward H. Bastian

/s/ Roy J. Bostock	Director

Roy J. Bostock

/s/ John S. Brinzo	Director

John S. Brinzo

/s/ Daniel A. Carp	Chairman of the Board

Daniel A. Carp

/s/ John M. Engler	Director

John M. Engler

/s/ Mickey P. Foret	Director

Mickey P. Foret

/s/ David R. Goode	Director

David R. Goode

/s/ Paula Rosput Reynolds	Director

Paula Rosput Reynolds

/s/ Kenneth C. Rogers	Director

Kenneth C. Rogers

/s/ Rodney E. Slater	Director

Rodney E. Slater

/s/ Douglas M. Steenland	Director

Douglas M. Steenland

/s/ Kenneth B. Woodrow	Director

Kenneth B. Woodrow

EXHIBIT INDEX
Note to Exhibits: Any representations and warranties of a party set forth in any agreement (including all exhibits and schedules thereto) filed with this Annual Report on Form 10-K have been made solely for the benefit of the other party to the agreement. Some of those representations and warranties were made only as of the date of the agreement or such other date as specified in the agreement, may be subject to a contractual standard of materiality different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Such agreements are included with this filing only to provide investors with information regarding the terms of the agreements, and not to provide investors with any other factual or disclosure information regarding the registrant or its business.

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

10.1	Purchase Agreement No. 2022 between Boeing and Delta relating to Boeing Model 737-632/-732/-832 Aircraft (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.2	Purchase Agreement No. 2025 between Boeing and Delta relating to Boeing Model 767-432ER Aircraft (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.3	Letter Agreements related to Purchase Agreements No. 2022 and/or No. 2025 between Boeing and Delta (Filed as Exhibit 10.5 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.4	Aircraft General Terms Agreement between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.5(a)	First Lien Revolving Credit and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, J.P. Morgan Securities, Inc. and Lehman Brothers Inc., as co-lead arrangers and joint bookrunners, UBS Securities LLC, as syndication agent and as joint bookrunner, and Calyon New York Brand and RBS Securities Corporation, as co-documentation agents (Filed as Exhibit 10.1(a) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.5(b)	Second Lien Term Loan and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, Goldman Sachs Credit Partners L.P. (“GSCP”), as administrative agent and as collateral agent, GSCP and Merrill Lynch Commercial Finance Corp., as co-lead arrangers and joint bookrunners, Barclays Capital, as syndication agent and as joint bookrunner, and Credit Suisse Securities (USA) LLC and C.I.T. Leasing Corporation, as co-documentation agents (Filed as Exhibit 10.1(b) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.6	Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008 (Filed as Exhibit 10 to Delta’s Quarterly Report on Form 10-Q filed on July 17, 2008).*

10.7	Letter Agreement, dated April 14, 2008, by an among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International dated April 14, 2008 (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q filed on April 25, 2008).*

10.8(a)	Offer of Employment dated August 28, 2007 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.8(b)	Benefit waiver agreement dated October 29, 2008 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.11(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8(c)	Benefit waiver agreement dated October 20, 2009 between Delta Air Lines, Inc. and Richard H. Anderson.

10.9(a)	Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on March 22, 2007).*

10.9(b)	First Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.12(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9(c)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.9(d)	Delta 2007 Performance Compensation Plan Award Agreement between Delta Air Lines, Inc. and Edward H. Bastian dated August 28, 2007 (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.10(a)	Delta Air Lines, Inc. 2007 Officer and Director Severance Plan, as amended October 14, 2007 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.10(b)	Form of Separation Agreement and General Release—Delta Air Lines, Inc. 2007 Officer and Director Severance Plan for Officers (Filed as Exhibit 10.2 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.11(a)	Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009.

10.11(b)	Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009.

10.12	Description of Certain Benefits of Members of the Board of Directors and Executive Officers.

10.13(a)	The Delta Air Lines, Inc. 2008 Long Term Incentive Program (Filed as Exhibit 99.1 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

10.13(b)	Model Award Agreement for the Delta Air Lines, Inc. 2008 Long Term Incentive Program (Filed as Exhibit 99.2 to Delta’s Current Report on Form 8-K filed on February 8, 2008).*

10.14(a)	Delta Air Lines, Inc. 2009 Long Term Incentive Program (Filed as Exhibit 10.17(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.14(b)	Model Award Agreement for the Delta Air Lines, Inc. 2009 Long Term Incentive Program (Filed as Exhibit 10.17(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.15(a)	Delta Air Lines, Inc. 2010 Long Term Incentive Program.

10.15(b)	Model Award Agreement for the Delta Air Lines, Inc. 2010 Long Term Incentive Program.

10.16	Delta Air Lines, Inc. 2009 Management Incentive Program (Filed as Exhibit 10.19 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.17	Delta Air Lines, Inc. 2010 Management Incentive Program.

10.18(a)	Delta Air Lines, Inc. Merger Award Program (Filed as Exhibit 10.20(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.18(b)	Model Award Agreement for Delta Air Lines, Inc. Merger Award Program (Filed as Exhibit 10.20(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19(a)	Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.19(b)	Retention Agreement and Amendment to Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.13 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.20	Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.21(a)	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.28 to Northwest’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.21(b)	First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.3 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.21(c)	Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.22(a)	2007 Stock Incentive Plan (Filed as Exhibit 99.2 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.22(b)	Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.2 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.22(c)	Amendment No. 2 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.5 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.22(d)	Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 99.5 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.22(e)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.7 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.22(f)	Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.4 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.22(g)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.6 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.23	Form of Offer of Employment dated October 31, 2008 between Delta Air Lines, Inc. and Michael J. Becker and Richard B. Hirst, respectively (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2009.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.