Form 10-Q
period 2010-03-31
DELTA AIR LINES INC /DE/
filed 2010-04-22
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☑       No ☐
Number of shares outstanding by each class of common stock, as of March 31, 2010:

Common Stock, $0.0001 par value—787,388,868 shares outstanding
     This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

     Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries. Prior to October 30, 2008, these references do not include Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc.
FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Form 10-K”) and in “Part II, Item 1A. Risk Factors” in this Form 10-Q. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in millions, except share data)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,913	$4,607
Short-term investments	—	71
Restricted cash and cash equivalents	456	423
Accounts receivable, net of an allowance for uncollectible accounts of $49 and $47 at March 31, 2010 and December 31, 2009, respectively	1,533	1,353
Expendable parts and supplies inventories, net of an allowance for obsolescence of $85 and $75 at March 31, 2010 and December 31, 2009, respectively	319	327
Deferred income taxes, net	164	107
Prepaid expenses and other	976	853

Total current assets	8,361	7,741

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $3,247 and $2,924 at March 31, 2010 and December 31, 2009, respectively	20,481	20,433

Other Assets:
Goodwill	9,794	9,787
Identifiable intangibles, net of accumulated amortization of $475 and $451 at March 31, 2010 and December 31, 2009, respectively	4,805	4,829
Other noncurrent assets	898	749

Total other assets	15,497	15,365

Total assets	$44,339	$43,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,665	$1,533
Air traffic liability	3,992	3,074
Frequent flyer deferred revenue	1,602	1,614
Accounts payable	1,505	1,249
Accrued salaries and related benefits	1,010	1,037
Taxes payable	705	525
Other accrued liabilities	745	765

Total current liabilities	11,224	9,797

Noncurrent Liabilities:
Long-term debt and capital leases	15,251	15,665
Pension, postretirement and related benefits	11,614	11,745
Frequent flyer deferred revenue	3,128	3,198
Deferred income taxes, net	1,731	1,667
Other noncurrent liabilities	1,319	1,222

Total noncurrent liabilities	33,043	33,497

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 798,952,757 and 794,873,058 shares issued at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	13,856	13,827
Accumulated deficit	(10,101)	(9,845)
Accumulated other comprehensive loss	(3,502)	(3,563)
Treasury stock, at cost, 11,563,889 and 10,918,274 shares at March 31, 2010 and December 31, 2009, respectively	(181)	(174)

Total stockholders’ equity	72	245

Total liabilities and stockholders’ equity	$44,339	$43,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2010	2009

Operating Revenue:
Passenger:
Mainline	$4,486	$4,367
Regional carriers	1,320	1,234

Total passenger revenue	5,806	5,601
Cargo	176	185
Other, net	866	898

Total operating revenue	6,848	6,684

Operating Expense:
Aircraft fuel and related taxes	1,683	1,893
Salaries and related costs	1,672	1,706
Contract carrier arrangements	917	908
Contracted services	392	432
Depreciation and amortization	385	384
Aircraft maintenance materials and outside repairs	374	424
Passenger commissions and other selling expenses	364	356
Landing fees and other rents	313	316
Passenger service	138	135
Aircraft rent	112	121
Restructuring and merger-related items	54	99
Other	376	393

Total operating expense	6,780	7,167

Operating Income (Loss)	68	(483)

Other (Expense) Income:
Interest expense	(326)	(308)
Interest income	20	10
Miscellaneous, net	(8)	(13)

Total other expense, net	(314)	(311)

Loss Before Income Taxes	(246)	(794)

Income Tax Provision	(10)	—

Net Loss	$(256)	$(794)

Basic and Diluted Loss per Share	$(0.31)	$(0.96)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
(in millions)	2010	2009

Net cash provided by operating activities	$966	$643

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(286)	(386)
Ground property and equipment, including technology	(42)	(49)
(Increase) decrease in restricted cash and cash equivalents	(26)	18
Redemption of short-term investments	73	72
Proceeds from sales of flight equipment	5	74
Other, net	(17)	(1)

Net cash used in investing activities	(293)	(272)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(368)	(538)
Proceeds from long-term obligations	—	356
Other, net	1	(3)

Net cash used in financing activities	(367)	(185)

Net Increase in Cash and Cash Equivalents	306	186
Cash and cash equivalents at beginning of period	4,607	4,255

Cash and cash equivalents at end of period	$4,913	$4,441

Non-cash transactions:
Aircraft delivered under seller financing	$21	$132
Flight equipment	2	69
Flight equipment under capital leases	120	—
Debt discount on American Express Agreement	110	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Background
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
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K.
     Our Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries.
     Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and merger-related items, considered necessary for a fair statement of results for the interim periods presented.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2010 are not necessarily indicative of operating results for the entire year.
     Based upon adjustments recorded at December 31, 2009, certain immaterial prior period amounts have been reclassified to conform to our current period presentation. The adjustments to the Consolidated Statements of Operations do not impact total operating expense or net income.
     We reclassified travel and incidental expenses, primarily crew meals and lodging expenses, from salaries and related costs to other operating expense. These expenses total $117 million for the three months ended March 31, 2009. We also adjusted our Consolidated Statements of Operations for certain costs incurred to provide services to our contract carriers, excluding Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”); these costs are recorded as a reduction to salaries and related costs and contracted services, as appropriate, rather than as a reduction to other operating expense. These costs total $70 million for the three months ended March 31, 2009.
     We evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q, which is the date the financial statements were issued.

Recently Issued Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of transaction consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.
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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:
(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).
Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Significant
		Quoted Prices	Other	Significant
		In Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs	Valuation
(in millions)	2010	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$4,629	$4,629	$—	$—	(a)
Restricted cash equivalents	468	468	—	—	(a)
Long-term investments	129	—	—	129	(c)
Hedge derivatives
Aircraft fuel derivatives	$395	$—	$395	$—	(a)(c)
Interest rate derivatives	(55)	—	(55)	—	(a)(c)
Foreign currency derivatives	(21)	—	(21)	—	(a )

Hedge derivatives asset, net	$319	$—	$319	$—

			Significant
		Quoted Prices	Other	Significant
		In Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs	Valuation
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$4,335	$4,335	$—	$—	(a)
Short-term investments	71	—	—	71	(c)
Restricted cash equivalents	435	435	—	—	(a)
Long-term investments	129	—	—	129	(c)
Hedge derivatives
Aircraft fuel derivatives	$176	$—	$176	$—	(a)(c)
Interest rate derivatives	(45)	—	(45)	—	(a)(c)
Foreign currency derivatives	(23)	—	(23)	—	(a )

Hedge derivatives asset, net	$108	$—	$108	$—

     Cash Equivalents. Short-term, highly liquid investments with maturities of three months or less when purchased, which primarily consist of money market funds and treasury bills, are classified as cash equivalents. These investments are recorded in cash and cash equivalents on our Consolidated Balance Sheets at cost, which approximates fair value.
     Restricted Cash Equivalents. Restricted short-term, highly liquid investments with maturities of three months or less when purchased, which primarily consist of money market funds and time deposits, are classified as restricted cash equivalents. At March 31, 2010 and December 31, 2009, we recorded $452 million and $419 million, respectively, in restricted cash and cash equivalents and $16 million in other noncurrent assets on our Consolidated Balance Sheets. These investments are recorded at cost, which approximates fair value.
     Short-Term Investments. During the March 2010 quarter, we received $73 million from The Reserve Primary Fund (the “Primary Fund”), $71 million of which was recorded in short-term investments on our Consolidated Balance Sheet at December 31, 2009. The Primary Fund is a money market fund that is undergoing an orderly liquidation. We recorded this investment as an available-for-sale security at fair value. Combined with previous distributions from the Primary Fund, we have now received 99% of our original investment.
     Long-Term Investments. Our long-term investments are comprised of student loan backed auction rate securities and insured auction rate securities. We record our investments in student loan backed auction rate securities as available-for-sale securities at fair value. At March 31, 2010 and December 31, 2009, the fair value and cost of our student loan backed auction rate securities was $44 million and $45 million, respectively.
     We record our investments in insured auction rate securities as trading securities at fair value. At March 31, 2010 and December 31, 2009, the fair value of our insured auction rate securities was $83 million. The cost of these investments was $110 million.
     Due to the protracted failure in the auction process and contractual maturities averaging 31 years for our student loan backed auction rate securities and 26 years for our insured auction rate securities, we have classified our auction rate securities as long-term in other noncurrent assets on our Consolidated Balance Sheets.
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
•	Aircraft Fuel Derivatives. Our aircraft fuel derivative instruments generally consist of crude oil, heating oil and jet fuel swap, collar, and call option contracts and are valued under the income approach using a discounted cash flow model or an option pricing model based on data either readily observable or derived from public markets.

•	Interest Rate Derivatives. Our interest rate derivative instruments consist of swap and call option contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivative instruments consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.
     Our fair value assessments include open derivative positions and exclude contracts that have been closed, but not settled. For additional information regarding the classification of our derivative instruments on our Consolidated Balance Sheets, see Note 3.
Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt:

	March 31,	December 31,
(in millions)	2010	2009

Total debt at par value	$17,735	$18,068
Unamortized discount, net	(1,450)	(1,403)

Net carrying amount	$16,285	$16,665

Fair value(1)	$15,683	$15,427

(1)	The aggregate fair value of debt was based primarily on reported market values and recently completed market transactions.

NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
     Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at March 31, 2010, we believe our derivative instruments designated as hedges will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.
Hedge Position
     The following tables reflect the estimated fair value asset (liability) position of our hedge contracts:

			March 31, 2010
			Prepaid
			Expenses	Other	Other	Other	Hedge
	Notional	Maturity	and Other	Noncurrent	Accrued	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Assets	Liabilities	Liabilities	Payable, net

Designated as hedges

Fuel hedge swaps, collars and call options	1.7 billion gallons - crude oil, jet fuel	April 2010 - September 2011	$311	$85	$(89)	$—

Interest rate swaps and call options	$1,433	September 2010 - May 2019	—	1	(37)	(19)

Foreign currency exchange forwards	49.3 billion Japanese Yen; 332 million Canadian Dollars	April 2010 - October 2012	—	2	(14)	(9)

Total derivative instruments			$311	$88	$(140)	$(28)	$(60)

	December 31, 2009
				Other	Other	Hedge
	Notional	Maturity		Accrued	Noncurrent	Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Liabilities	Liabilities	Payable, net

Designated as hedges

Fuel hedge swaps, collars and call options	795 million gallons - crude oil, heating oil, jet fuel	January 2010 - December 2010	$180	$(89)	$—

Interest rate swaps and call options	$1,478	September 2010 - May 2019	2	(38)	(9)

Foreign currency exchange forwards	55.8 billion Japanese Yen; 295 million Canadian Dollars	January 2010 - September 2012	1	(12)	(12)

Total derivative instruments			$183	$(139)	$(21)	$(10)

     As of March 31, 2010, our open fuel hedge position is as follows:

	Percentage of
	Projected
	Fuel	Fair Value at
	Requirements	March 31,
(in millions, unless otherwise stated)	Hedged	2010

Nine months ending December 31, 2010	42%	$265
Year ending December 31, 2011	12	130

Total		$395

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements related to our hedge contracts are as follows:

	Effective Portion Recognized		Effective Portion Reclassified
	in Accumulated Other		from Accumulated Other		Ineffective Portion Recognized
	Comprehensive Loss		Comprehensive Loss to Earnings		in Other (Expense) Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in millions)	2010	2009	2010	2009	2010	2009

Designated as hedges
Fuel hedge swaps, collars and call options(1)	$59	$346	$(12)	$(663)	$9	$(9)
Interest rate swaps and call options(2)	(11)	12	—	—	—	—
Foreign currency exchange forwards and collars(3)	2	55	(5)	4	—	—

Total designated	$50	$413	$(17)	$(659)	$9	$(9)

(1)	Gains and (losses) on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Gains and (losses) on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains and (losses) on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.
     We recorded a loss of $23 million in aircraft fuel and related taxes on our Consolidated Statement of Operations for the three months ended March 31, 2009 related to Northwest derivative contracts that were not designated as hedges. As of March 31, 2010, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $67 million of net gains on our hedge contracts scheduled to settle in the next 12 months.
Credit Risk
     To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of these programs and our relative market position with each counterparty.
     Due to the estimated fair value position of our fuel hedge contracts, we received $62 million in fuel hedge margin from counterparties and provided $2 million in interest rate hedge margin to counterparties as of March 31, 2010.

NOTE 4. DEBT
     American Express Agreement. In March 2010, we and American Express modified our December 2008 agreement under which we received $1.0 billion from American Express for their advance purchase of SkyMiles. This advance payment is classified as long-term debt on our Consolidated Balance Sheets. It will be satisfied by American Express’ use of SkyMiles over a specified period (“SkyMiles Usage Period”) rather than by cash payments from us. The March 2010 modification provides, among other things, that we will enhance card member benefits through June 2013 for certain American Express card members in exchange for (1) a change in the SkyMiles Usage Period to a three-year period beginning in December 2011 from a two-year period beginning in December 2010 and (2) giving American Express the option to extend the agreement for one year. These changes deferred $31 million and $480 million of debt maturities for the nine months ending December 31, 2010 and year ending December 31, 2011, respectively.
Covenants
     We were in compliance with all covenants in our financing agreements at March 31, 2010.
Future Maturities
     The following table summarizes scheduled maturities of our debt, including current maturities, at March 31, 2010:

Years Ending December 31,
(in millions)	Total

Nine months ending December 31, 2010	$1,325
2011	2,096
2012	3,307
2013	1,719
2014	3,181
Thereafter	6,107

17,735
Unamortized discount, net	(1,450)

Total	$16,285

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Commitments
     Future aircraft purchase commitments at March 31, 2010 are estimated to total approximately $600 million through December 31, 2010. Approximately $500 million of the $600 million is associated with the purchase of 13 B-737-800 aircraft for which we have entered into definitive agreements to sell to third parties immediately following delivery of those aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. The remaining commitments relate to the purchase of two B-737-800 aircraft and seven previously owned MD-90 aircraft. We have no aircraft purchase commitments after December 31, 2010.
     As of March 31, 2010, we have commitments from third parties to finance or, with respect to the 13 B-737-800 aircraft referred to above, definitive agreements to sell, all aircraft subject to purchase commitments, except for seven previously owned MD-90 aircraft. Under these financing commitments, third parties have agreed to finance on a long-term basis a substantial portion of the purchase price of the covered aircraft.
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

Contract Carrier Agreements
     During the March 2010 quarter, we had contract carrier agreements with 10 contract carriers, including our wholly-owned subsidiaries, Comair, Compass and Mesaba. For additional information about our contract carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
Contingencies Related to Termination of Contract Carrier Agreements
     We may terminate the Chautauqua and Shuttle America contract carrier agreements without cause at any time after May 2010 and January 2016, respectively, by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any of the aircraft that the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.
     We estimate that the total fair values, determined as of March 31, 2010, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $200 million and $440 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.
Legal Contingencies
     We are involved in various legal proceedings related to employment practices, environmental issues, bankruptcy matters, antitrust matters and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.
Credit Card Processing Agreements
Visa/MasterCard Processing Agreement
     Our Visa/MasterCard credit card processing agreement provides that no cash reserve (“Reserve”) is required except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of March 31, 2010 or December 31, 2009.
American Express
     Our American Express credit card processing agreement provides that no withholding of payment related to receivables collected will occur except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which American Express is permitted to withhold payment related to receivables collected, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of March 31, 2010 or December 31, 2009.

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
Employees Under Collective Bargaining Agreements
     At March 31, 2010, we had 81,096 full-time equivalent employees. Approximately 38% of these employees were represented by unions.
War-Risk Insurance Contingency
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through August 31, 2010, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.
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

NOTE 6. EMPLOYEE BENEFIT PLANS
Net periodic cost
     The following table shows the components of net periodic cost:

			Other Postretirement and
	Pension Benefits		Postemployment Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2010	2009	2010	2009

Service cost	$—	$—	$15	$13
Interest cost	246	251	49	51
Expected return on plan assets	(169)	(154)	(23)	(19)
Amortization of prior service benefit	—	—	(1)	—
Recognized net actuarial loss (gain)	12	8	(1)	(1)
Special termination and settlements	2	2	—	6

Net periodic cost	$91	$107	$39	$50

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss:

	Unrecognized
	Pension and
	Other Benefits	Derivative	Marketable	Valuation
(in millions)	Liability	Instruments	Equity Securities	Allowance	Total

Balance at December 31, 2009	$(2,012)	$(345)	$1	$(1,207)	$(3,563)
Pension and other benefit adjustments	11	—	—	—	11
Changes in fair value	—	33	—	—	33
Reclassification to earnings	—	17	—	—	17
Tax effect	(4)	(19)	—	23	—

Balance at March 31, 2010	$(2,005)	$(314)	$1	$(1,184)	$(3,502)

NOTE 8. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(in millions)	2010	2009

Severance and related costs	$8	$50
Merger-related items	46	49

Total restructuring and merger-related items	$54	$99

     Severance and related costs primarily relate to voluntary workforce reduction programs for U.S. employees. During the three months ended March 31, 2010, we recorded an $8 million severance charge for one of our wholly-owned subsidiaries primarily associated with the consolidation of operations at the Cincinnati/Northern Kentucky International Airport. During the three months ended March 31, 2009, we recorded $50 million primarily associated with voluntary workforce reduction programs, including $6 million of special termination benefits related to retiree healthcare.
     Merger-related items relate to costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations.

     The following table shows the balances for restructuring charges as of March 31, 2010, and the activity for the three months then ended:

	Liability			Liability
	Balance at	Additional		Balance at
	December 31,	Costs and		March 31,
(in millions)	2009	Expenses	Payments	2010

Severance and related costs	$69	$8	$(13)	$64
Facilities and other	74	—	(7)	67

Total	$143	$8	$(20)	$131

NOTE 9. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2007, the Delta Debtors emerged from bankruptcy. Under the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of 386 million shares to holders of allowed, general, unsecured claims and 14 million shares to eligible non-contract, non-management employees. As of March 31, 2010, under Delta’s Plan of Reorganization, we have (1) distributed 333 million shares of common stock to holders of $14.0 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 53 million shares of common stock for issuance to holders of allowed general, unsecured claims.
     In September 2005, Northwest Airlines Corporation and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of March 31, 2010, five million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
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
NOTE 10. LOSS PER SHARE
     We calculate basic loss per share by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share. Accordingly, the calculation of basic loss per share for the three months ended March 31, 2010 and 2009 assumes there was outstanding at the beginning of each of these periods (1) all 386 million shares of Delta common stock contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims and (2) nine million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization. Similarly, the calculation of basic loss per share for the three months ended March 31, 2009 assumes there was outstanding at the beginning of the period 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots in connection with the Merger.

     The following table shows the reconciliation of actual shares issued and outstanding to those considered outstanding for purposes of the calculation of basic loss per share as of March 31, 2010:

(in millions)	Shares(1)

Common stock issued and outstanding	787
Less:
Unvested restricted stock	(13)
Add:
Shares reserved for future issuance under Delta’s Plan of Reorganization	53
Shares reserved for future issuance relating to Northwest’s Plan of Reorganization, after giving effect to the 1.25 exchange ratio	5

Common stock considered outstanding for purposes of loss per share calculation	832

(1)	These shares have not been weighted to reflect the period of time they were considered outstanding.
     The following table shows our computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2010	2009

Basic and diluted:
Net loss	$(256)	$(794)
Weighted average shares outstanding	832 (1)	825 (2)

Basic and diluted loss per share	$(0.31)	$(0.96)

(1)	Excludes 35 million common stock equivalents because their effect was anti-dilutive.

(2)	Excludes 45 million common stock equivalents because their effect was anti-dilutive.

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
     We believe the Northwest merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives. We also believe the merger will generate approximately $2 billion in annual revenue and cost synergies by 2012 from more effective aircraft utilization, a more comprehensive and diversified route system, reduced overhead and improved operational efficiency.
March 2010 Quarter Financial Highlights
     We reported a net loss of $256 million in the March 2010 quarter, compared to a net loss of $794 million in the March 2009 quarter. The $538 million improvement primarily reflects (1) a strengthening of the airline industry revenue environment due to improving economic conditions; and (2) lower fuel expense due to a decline in fuel hedge losses, which was partially offset by higher fuel prices in the March 2010 quarter.
     Total operating revenue increased $164 million, or 2%, in the March 2010 quarter on a 4% decrease in capacity, or available seat miles (“ASMs”), compared to the March 2009 quarter. Passenger revenue per available seat mile (“PRASM”) improved 8% on a 5% increase in passenger mile yield, reflecting an increase in demand for air travel and an overall increase in fares. During the March 2009 quarter, the global recession had a significant negative impact on our operating revenue.
     Volatile fuel prices continue to represent a significant risk to our business and the airline industry as a whole. Including our contract carriers under capacity purchase agreements, our unhedged fuel price increased 46% to $2.22 per gallon compared to the March 2009 quarter. Our fuel price, including the impact of our fuel hedge contracts, was $2.23 per gallon for the March 2010 quarter compared to $2.26 for the March 2009 quarter. We recorded $12 million in net fuel hedge costs in the March 2010 quarter, compared to $686 million in fuel hedge losses in the March 2009 quarter. In an on-going effort to manage fuel price risk, we enter into derivative instruments to hedge a portion of our projected aircraft fuel requirements. As of March 31, 2010, we have hedged approximately 50% and 42% (with the intent to increase to 50%) of our projected fuel requirements for the June 2010 quarter and nine months ended December 31, 2010, respectively. Our current hedge portfolio primarily utilizes call options, which help us to mitigate the risk of aircraft fuel price increases, while allowing us downside participation through market purchases should aircraft fuel prices decline.
     Our net loss for the March 2010 quarter includes a $64 million charge, which consists of $46 million of merger-related integration costs; a $10 million charge due to Venezuela’s devaluation of its currency; and an $8 million severance charge for one of our wholly-owned subsidiaries primarily associated with the consolidation of operations at Cincinnati/Northern Kentucky International Airport.
     Our net loss for the March 2009 quarter includes a $101 million charge, which consists of a $50 million severance charge in connection with voluntary workforce reduction programs; $49 million of merger-related integration costs; and a $2 million charge for mark-to-market adjustments related to fuel hedge contracts settling in future periods.

     Our consolidated operating cost per ASM (“CASM”), excluding special items and fuel expense (a non-GAAP financial measure as defined in “Supplemental Information” below), was 8.72 cents, reflecting a 1% increase on 4% lower capacity compared to the March 2009 quarter. The 1% increase is primarily due to (1) higher revenue-related expenses and (2) planned and weather-related capacity reductions. We continue to focus on maintaining a competitive cost structure through disciplined spending, productivity initiatives and accelerating merger synergies.
     At March 31, 2010, we had $4.9 billion in cash and cash equivalents, and $690 million in undrawn revolving credit facilities. During the March 2010 quarter, cash provided by operating activities was $966 million. During that period, we invested $328 million in property and equipment, including the purchase of two B-777-200LR aircraft. We contributed $225 million to our defined benefit pension plans in the March 2010 quarter and an additional $440 million to those plans in April 2010. As a result of these contributions, we satisfied, on an accelerated basis, our minimum required contributions for our defined benefit pension plans for 2010.
Business Overview
     Recent Initiatives. In 2009, we implemented a joint venture with Air France-KLM that strengthens our transatlantic network, expanded our alliance agreement with Alaska Airlines and Horizon Air to enhance our West coast presence, and received U.S. Department of Transportation approval for a codesharing agreement with Virgin Blue, which will expand our network between the U.S. and Australia and the South Pacific. We believe our global network, hub structure and alliances with other airlines enables us to offer our customers an improved global reach compared to other domestic and international airlines.
     Expanding our support for New York City through increased corporate sales, improved facilities and increased and new service from New York is a key component of our network strategy. We continue to make investments in our international operation at New York-JFK and explore long-term options to upgrade the facility. In August 2009, we announced our intention to make New York’s LaGuardia Airport a domestic hub through a slot transaction with US Airways. The agreement called for US Airways to transfer 125 operating slot pairs to us at LaGuardia and for us to transfer 42 operating slot pairs to US Airways at Reagan National Airport in Washington, D.C. We also plan to swap gates at LaGuardia to consolidate all of our operations (including the Delta Shuttle) into an expanded main terminal facility with 11 additional gates. The U.S. Department of Transportation issued a tentative order on the transaction that would require the divestiture of 20 slot pairs at LaGuardia and 14 slot pairs at Reagan National. In March 2010, we and US Airways announced an agreement, which is subject to government approvals, to transfer to four airlines 12% of the operating slots involved in the previously announced slot transaction. With the new six-way agreement, we would (1) operate an additional 110 operating slot pairs at LaGuardia and transfer five operating slot pairs each to AirTran Airways, Spirit Airlines, Inc. and WestJet Airlines Ltd. US Airways would operate an additional 37 operating slot pairs at Reagan National and transfer five operating slot pairs to JetBlue Airways Corporation.
     We are investing $1 billion through mid-2013 to improve the customer experience and the efficiency of our aircraft fleet. Planned enhancements include installing full flat-bed seats in BusinessElite on 90 trans-oceanic aircraft, adding in-seat audio and video throughout Economy Class on 68 widebody aircraft, adding First Class cabins to 66 CRJ-700 aircraft and installing winglets on more than 170 aircraft to extend aircraft range and increase fuel efficiency.
     Merger Synergies. We achieved more than $700 million in merger synergy benefits in 2009. We are targeting an additional $600 million in merger synergy benefits in 2010, consisting of $350 million of revenue benefits and $250 million in cost reductions. In 2009, we completed a significant portion of our merger integration, including combining frequent flyer programs, consolidating and rebranding all airport facilities and achieving a single operating certificate from the Federal Aviation Administration. In January 2010, we completed the integration of the Northwest reservations system, including the transition of Northwest flights and passenger reservations into the Delta system. We recently completed the migration of the Northwest fleet into Delta’s flight planning system.

Healthcare Reform
     During the March 2010 quarter, Congress passed and the President signed new healthcare legislation. While the new law may impact certain of our healthcare plans, we currently believe this impact will not be material. We will continue to review the impact of the new law as governmental agencies issue interpretations regarding its meaning and scope.
Results of Operations — March 2010 and 2009 Quarters
Operating Revenue

			vs. Three Months Ended
			March 31, 2009
	Three Months	Three Months		%
	Ended	Ended	Increase	Increase
(in millions)	March 31, 2010	March 31, 2009	(Decrease)	(Decrease)

Operating Revenue:
Passenger:
Mainline	$4,486	$4,367	$119	3%
Regional carriers	1,320	1,234	86	7%

Total passenger revenue	5,806	5,601	205	4%

Cargo	176	185	(9)	(5)%
Other, net	866	898	(32)	(4)%

Total operating revenue	$6,848	$6,684	$164	2%

		Increase (Decrease)
		vs. Three Months Ended March 31, 2009
	Three Months
	Ended				Passenger
	March 31,	Passenger	RPMs	ASMs	Mile		Load
(in millions)	2010	Revenue	(Traffic)	(Capacity)	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$2,668	4%	(1)%	(2)%	5%	6%	0.5 pts
Atlantic	858	1%	(7)%	(14)%	8%	17%	6.1 pts
Latin America	395	—%	2%	—%	(2)%	—%	1.7 pts
Pacific	565	2%	4%	2%	(1)%	—%	1.4 pts

Total Mainline	4,486	3%	(2)%	(5)%	5%	8%	2.2 pts
Regional carriers	1,320	7%	1%	(4)%	6%	11%	3.7 pts

Total passenger revenue	$5,806	4%	(1)%	(4)%	5%	8%	2.4 pts

     Mainline Passenger Revenue. Mainline passenger revenue increased in the March 2010 quarter compared to the March 2009 quarter primarily due to increased business demand for air travel, partially offset by planned and weather-related capacity reductions. Passenger mile yield and PRASM increased 5% and 8%, respectively. During the March 2009 quarter, the global recession had a significant negative impact on our mainline passenger revenue.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 4% from a 6% increase in PRASM on a 2% decline in capacity. The passenger mile yield increased 5%, reflecting an increase in business travel and an overall increase in fares.
•	International Passenger Revenue. International passenger revenue increased 1% from a 4.3 point increase in load factor and a 9% increase in PRASM on a 7% decline in capacity. The passenger mile yield increased 3%, reflecting (1) a slight increase in business and leisure travel and (2) an increase in fares. The Atlantic market realized an 8% increase in passenger mile yield, due to improved economic conditions after having experienced the largest decline in passenger mile yield compared to our other international regions during the March 2009 quarter due to the global recession.
     Regional carriers. Passenger revenue of regional carriers increased 7% from a 3.7 point increase in load factor and an 11% increase in PRASM on a 4% decline in capacity. The passenger mile yield increased 6%, reflecting an increase in demand for air travel and an increase in fares.

     Cargo. Cargo revenue decreased due to capacity reductions, partially offset by increased cargo yields and international volume. The results for the March 2009 quarter include the operations of dedicated freighter B-747-200F aircraft. During 2009, we retired our entire fleet of dedicated freighter B-747-200F aircraft.
     Other, net. Other, net revenue decreased $32 million primarily due to a reduction in our aircraft maintenance and repair service and lower administrative service charges, partially offset by increased baggage fees.
Operating Expense

			vs. Three Months Ended
	Three Months	Three Months	March 31, 2009
	Ended	Ended		%
	March 31,	March 31,	Increase	Increase
(in millions)	2010	2009	(Decrease)	(Decrease)

Operating Expense:
Aircraft fuel and related taxes	$1,683	$1,893	$(210)	(11)%
Salaries and related costs	1,672	1,706	(34)	(2)%
Contract carrier arrangements	917	908	9	1%
Contracted services	392	432	(40)	(9)%
Depreciation and amortization	385	384	1	—%
Aircraft maintenance materials and outside repairs	374	424	(50)	(12)%
Passenger commissions and other selling expenses	364	356	8	2%
Landing fees and other rents	313	316	(3)	(1)%
Passenger service	138	135	3	2%
Aircraft rent	112	121	(9)	(7)%
Restructuring and merger-related items	54	99	(45)	(45)%
Other	376	393	(17)	(4)%

Total operating expense	$6,780	$7,167	$(387)	(5)%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $210 million primarily due to a reduction of (1) $674 million in fuel hedge losses and (2) $69 million from a 6% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $533 million associated with higher average unhedged fuel prices. We recorded $12 million in net fuel hedge costs in the March 2010 quarter, compared to $686 million in fuel hedge losses in the March 2009 quarter. The fuel hedge losses in the March 2009 quarter were primarily from hedge contracts purchased in 2008 when fuel prices reached record highs and were expected to continue to rise.
     Salaries and related costs. Salaries and related costs decreased $34 million primarily due to (1) lower pension expense primarily from an increase in the value of our defined benefit plan assets, (2) a 3% average decrease in staffing primarily related to voluntary workforce reduction programs and (3) capacity reductions.
     Contract carrier arrangements. Contract carrier arrangements expense increased $9 million primarily due to an increase of $75 million associated with higher average fuel prices, partially offset by (1) lower overall expense from a reduction in capacity and (2) reduced contract carrier rates from the transfer of ground handling services to one of our wholly-owned subsidiaries and third party vendors.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased $50 million primarily from capacity reductions.

     Restructuring and merger-related items. Restructuring and merger-related items decreased $45 million, primarily due to the following:
•	During the March 2010 quarter, we recorded (1) a $46 million charge for merger-related items associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations and (2) an $8 million severance charge for one of our wholly-owned subsidiaries primarily associated with the consolidation of operations at the Cincinnati/Northern Kentucky International Airport.
•	During the March 2009 quarter, we recorded a $49 million charge for merger-related items and $50 million in severance charges in connection with voluntary workforce reduction programs.
Other (Expense) Income
     Other expense, net for the March 2010 quarter was $314 million, compared to $311 million for the March 2009 quarter. This change is primarily attributable to an $18 million increase in interest expense, partially offset by an increase in interest income and a favorable change in miscellaneous, net due to the following:

Favorable (Unfavorable) vs.
Three Months Ended
(in millions)	March 31, 2009

Miscellaneous, net
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	$18
Loss associated with devaluation of Venezuelan currency	(10)
Other	(3)

Total miscellaneous, net	$5

Income Taxes
     We did not record an income tax benefit as a result of our March 2010 and 2009 quarter losses. The deferred tax asset resulting from such net operating losses was fully reserved by a valuation allowance.
Operating Statistics
     The following table sets forth our operating statistics:

	Three Months Ended March 31,
	2010		2009

Consolidated(1):
Revenue passenger miles (“RPMs”) (millions)	42,367		42,960
ASMs (millions)	53,301		55,740
Passenger mile yield	13.70	¢	13.04	¢
PRASM	10.89	¢	10.05	¢
CASM	12.72	¢	12.86	¢
Passenger load factor	79.5%		77.1%
Fuel gallons consumed (millions)	871		924
Average price per fuel gallon, net of hedging activity	$2.23		$2.26
Full-time equivalent employees, end of period	81,096		83,822
Mainline:
RPMs (millions)	36,531		37,201
ASMs (millions)	45,610		47,764
CASM	11.62	¢	12.14	¢
Fuel gallons consumed (millions)	697		740
Average price per fuel gallon, net of hedging activity	$2.22		$2.43

(1)	Except for full-time equivalent employees, includes the operations under capacity purchase agreements with our regional air carriers and wholly-owned subsidiaries Comair, Inc., Compass Airlines, Inc. and Mesaba Aviation, Inc.

Fleet Information
     Our active aircraft fleet, orders, options and rolling options at March 31, 2010 are summarized in the following table:

	Current Fleet
		Capital	Operating		Average				Rolling
Aircraft Type	Owned	Lease	Lease	Total	Age	Orders(1)		Options(2)	Options(2)

Passenger Aircraft:
B-737-700	10	—	—	10	1.2	—		—	—
B-737-800	71	—	—	71	9.4	15	(3)	60	94
B-747-400	4	3	9	16	16.4	—		—	—
B-757-200	90	39	38	167	17.2	—		—	—
B-757-300	16	—	—	16	7.1	—		—	—
B-767-300	4	—	10	14	18.7	—		—	—
B-767-300ER	46	—	9	55	13.9	—		5	—
B-767-400ER	21	—	—	21	9.1	—		11	—
B-777-200ER	8	—	—	8	10.2	—		—	—
B-777-200LR	10	—	—	10	1.0	—		19	—
A319-100	55	—	2	57	8.2	—		—	—
A320-200	41	—	28	69	15.1	—		—	—
A330-200	11	—	—	11	5.0	—		—	—
A330-300	21	—	—	21	4.6	—		—	—
MD-88	63	50	4	117	19.7	—		—	—
MD-90	16	—	—	16	14.3	7		—	—
DC-9	58	—	—	58	38.0	—		—	—
CRJ-100	21	13	28	62	12.1	—		—	—
CRJ-200	2	—	25	27	7.3	—		—	—
CRJ-700	15	—	—	15	6.4	—		—	—
CRJ-900	54	—	—	54	2.2	—		—	—
SAAB 340B+	—	—	35	35	12.0	—		—	—
EMB 175	36	—	—	36	2.0	—		36	—

Total Aircraft	673	105	188	966	13.6	22		131	94

(1)	Excludes our orders of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation. The table also excludes our orders for five A319-100 and two A320-200 aircraft because we have the right to cancel these orders.

(2)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

(3)	Includes 13 aircraft that we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.
     The above table:
•	Excludes all grounded aircraft, including nine DC-9, eight CRJ-100, six SAAB 340B+ and one B-767-300ER aircraft that were grounded during the three months ended March 31, 2010; and

•	Excludes 156 CRJ-200, 12 CRJ-700 and 10 CRJ-900 aircraft, which are operated by our third party contract carriers on our behalf and included in the third party contract carriers’ table below.
     During the three months ended March 31 2010, we accepted delivery of seven B-737-800, four MD-90 and two B-777-200LR aircraft. The seven B-737-800 aircraft were immediately sold to third parties.

     The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at March 31, 2010:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	EMB-145	EMB-175	Total

Atlantic Southeast Airlines, Inc.	104	38	10	—	—	152
Pinnacle Airlines, Inc.	126	—	16	—	—	142
SkyWest Airlines, Inc.	52	13	21	—	—	86
Chautauqua Airlines, Inc.	—	—	—	24	—	24
Freedom Airlines, Inc.	—	—	—	22	—	22
Shuttle America Corporation	—	—	—	—	16	16

Total	282	51	47	46	16	442

Financial Condition and Liquidity
     We expect to meet our cash needs for the next twelve months from cash flows from operations, cash and cash equivalents and financing arrangements. Our cash and cash equivalents were $4.9 billion at March 31, 2010. We also have $690 million of additional cash available from undrawn credit facilities. As of March 31, 2010, we have commitments from third parties to finance, or definitive agreements to sell, all aircraft subject to purchase commitments, except for seven previously owned MD-90 aircraft. Under these financing commitments third parties have agreed to finance on a long-term basis a substantial portion of the purchase price of the covered aircraft. For additional information regarding our aircraft purchase commitments, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.
     The global economic recession in 2008 and 2009 weakened demand for air travel, decreasing our revenue and negatively impacting our liquidity. In an effort to lessen the impact of the global recession, we implemented initiatives to reduce costs, increase revenues and preserve liquidity, primarily through reducing capacity to align with demand, workforce reduction programs and the acceleration of merger synergy benefits. While we are seeing a strengthening of the airline industry revenue environment due to improving economic conditions, the revenue environment continues to be weaker than before the onset of the global recession. Moreover, fuel prices have been increasing. Accordingly, we continue to focus on maintaining a competitive cost structure through disciplined spending, productivity initiatives and accelerating merger synergies.
     Our ability to obtain additional financing, if needed, on acceptable terms could be affected by the fact that substantially all of our assets are subject to liens.
Liquidity Events
     Liquidity events during the March 2010 quarter included the following:
•	American Express Agreement. In March 2010, we and American Express modified our December 2008 agreement under which we received $1.0 billion from American Express for their advance purchase of SkyMiles. The March 2010 modification, among other things, changes the period for the use of the SkyMiles purchased in advance under the agreement to a three-year period beginning in December 2011 from a two-year period beginning in December 2010. For additional information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

•	Pension Obligations. We sponsor a defined benefit pension plan for eligible non-pilot Delta employees and retirees and defined benefit pension plans for eligible pre-merger Northwest employees and retirees, all of which have been frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act. We contributed $225 million to our defined benefit pension plans in the March 2010 quarter, and contributed an additional $440 million to those plans in April 2010. As a result of these contributions, we satisfied, on an accelerated basis, our minimum required contributions for our defined benefit pension plans for 2010.

Sources and Uses of Cash
Cash flows from operating activities
     Cash provided by operating activities totaled $966 million for the March 2010 quarter, primarily reflecting (1) a $918 million increase in advance ticket sales for summer travel and (2) a $284 million increase in accounts payable and accrued liabilities. Cash provided by operating activities for the March 2010 quarter was partially offset by (1) a $181 million increase in accounts receivable associated with advance ticket sales and the timing of settlements and (2) $65 million in net loss after adjusting for non-cash items such as depreciation and amortization.
     Cash provided by operating activities totaled $643 million for the March 2009 quarter, primarily reflecting (1) the return of margin associated with the loss position of fuel hedge contracts, which settled in the March 2009 quarter and (2) a $310 million increase in advance ticket sales for summer travel. Cash provided by operating activities for the March 2009 quarter was partially offset by (1) $219 million in settlements of our fuel hedge contracts for which the loss was recognized in prior periods and (2) $180 million in net loss after adjusting for non-cash items such as depreciation and amortization.
Cash flows from investing activities
     Cash used in investing activities totaled $293 million for the March 2010 quarter, primarily reflecting investments of $286 million for flight equipment and $42 million for ground property and equipment, partially offset by a $73 million redemption of our investment in The Reserve Primary Fund. Included in flight equipment acquisitions are two B-777-200LR and two MD-90 aircraft.
     Cash used in investing activities totaled $272 million for the March 2009 quarter, primarily reflecting investments of $386 million for flight equipment and $49 million for ground property and equipment, partially offset by $74 million of proceeds from our sale of flight equipment and a $72 million redemption of our investment in The Reserve Primary Fund.
Cash flows from financing activities
     Cash used in financing activities totaled $367 million for the March 2010 quarter reflecting the repayment of $368 million in long-term debt and capital lease obligations.
     Cash used in financing activities totaled $185 million for the March 2009 quarter, primarily reflecting the repayment of $538 million in long-term debt and capital lease obligations, partially offset by $356 million in proceeds primarily from long-term aircraft financing.
Application of Critical Accounting Policies
Critical Accounting Estimates
     For information regarding our Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Recently Issued Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of transaction consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

Supplemental Information
     We sometimes use information that is derived from our Condensed Consolidated Financial Statements, but that is not presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain of this information is considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. The non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.
     The following tables show reconciliations of non-GAAP financial measures to the corresponding GAAP financial measures. We exclude special items and fuel hedge losses from CASM because management believes the exclusion of these items is helpful to investors to evaluate the company’s recurring operational performance. We also exclude from CASM non-cash mark-to-market (“MTM”) adjustments to fuel hedges settling in future periods in order to evaluate financial results related to operations in the period presented.
     We present CASM, excluding fuel expense and related taxes, because management believes the volatility in fuel prices impacts the comparability of year-over-year financial performance. In addition, we exclude special items because management believes the exclusion of these items is helpful to investors to evaluate the company’s recurring operational performance.
     CASM excludes ancillary businesses which are not associated with the generation of a seat mile. These businesses include aircraft maintenance and staffing services which we provide to third parties, our dedicated freighter operations (in the March 2009 quarter) and our vacation wholesale operations.

	Three Months Ended March 31,
	2010		2009

CASM	12.72	¢	12.86	¢
Ancillary businesses	(0.26)		(0.34)

CASM excluding items not related to generation of a seat mile	12.46	¢	12.52	¢
Items excluded:
Restructuring and merger-related items	(0.10)		(0.18)
MTM adjustments to fuel hedges settling in future periods	—		(0.01)

CASM excluding special items	12.36	¢	12.33	¢
Fuel expense and related taxes	(3.64)		(3.70)

CASM excluding fuel expense and related taxes and special items	8.72	¢	8.63	¢

	Three Months Ended March 31,
(in millions)	2010	2009

Consolidated operating expense	$6,780	$7,167
Less regional carriers operating expense	(1,482)	(1,368)

Mainline operating expense	$5,298	$5,799

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
Aircraft Fuel Price Risk
     Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically enter into derivative instruments designated as cash flow hedges, which are comprised of crude oil, heating oil and jet fuel call option, collar and swap contracts, to hedge a portion of our projected aircraft fuel requirements, including those of our contract carriers under capacity purchase agreements.
     As of March 31, 2010, our open fuel hedge position for the nine months ending December 31, 2010 and year ending December 31, 2011 is as follows:

			Contract Fair
			Value at
	Weighted	Percentage of	March 31,
	Average Contract	Projected	2010 Based Upon
	Strike Price	Fuel Requirements	$84 per Barrel of
(in millions, unless otherwise stated)	per Gallon	Hedged	Crude Oil

2010
Crude Oil
Call options	$1.89	22%	$151
Collars — cap/ floor	1.91/1.71	10	48
Swaps	1.91	2	8
Jet Fuel
Call options	2.06	3	31
Swaps	2.08	5	27

Total		42%	$265

2011
Crude Oil
Call options	$1.97	12%	$130

Total		12%	$130

     For the March 2010 quarter, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $1.9 billion, or 29%, of our total operating expense, including $12 million of net fuel hedge costs. The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for the nine months ending December 31, 2010 based on the impact of our open fuel hedge contracts at March 31, 2010, assuming the following per barrel prices of crude oil:

				Fuel Hedge Margin
	Decrease			(Posted to)
	(Increase) to Fuel	Hedge (Loss)		Received from
(in millions)	Expense(1)	Gain(2)	Net impact	Counterparties

$60 / barrel	$1,416	$(168)	$1,248	$(41)
$80 / barrel	(18)	99	81	24
$100 / barrel	(1,452)	666	(786)	620
$120 / barrel	(2,886)	1,275	(1,611)	1,395

(1)	Projection based upon the decrease (increase) to fuel expense as compared to the estimated crude oil price per barrel of $81 and estimated aircraft fuel consumption of 3.0 billion gallons for the nine months ending December 31, 2010

(2)	Projection based upon average futures prices per gallon by contract settlement month

ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2010 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended March 31, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     On October 29, 2008, a wholly-owned subsidiary of ours merged with and into Northwest. On December 31, 2009, Northwest merged with and into Delta, ending Northwest’s separate existence. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute merger integration activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Delta Air Lines, Inc.
We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2010, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and in our report dated February 24, 2010, we expressed an unqualified opinion on those consolidated financial statements.
/s/ Ernst & Young LLP
Atlanta, Georgia
April 22, 2010

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
Our business is subject to the effects of weather and natural disasters and seasonality, which can cause our results to fluctuate.
     Severe weather conditions and natural disasters can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. As a result, our results of operations will reflect fluctuations from weather and natural disasters and seasonality. Therefore, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.
ITEM 2. Issuer Purchases of Equity Securities
     We withheld the following shares of Delta common stock to satisfy tax withholding obligations during the March 2010 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number
				(or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

January 1-31, 2010	57,064	$11.45	57,064	(1)
February 1-28, 2010	528,876	$12.63	528,876	(1)
March 1-31, 2010	59,675	$13.21	59,675	(1)

Total	645,615		645,615

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan. The 2007 Performance Compensation Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

ITEM 5. Exhibits
(a) Exhibits

10.1	Description of Certain Benefits of Members of the Board of Directors and Executive Officers

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

31.2	Certification by Delta’s Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ Hank Halter

Hank Halter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

April 22, 2010