Form 10-Q
period 2010-06-30
DELTA AIR LINES INC /DE/
filed 2010-07-30
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-5424
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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of June 30, 2010:
Common Stock, $0.0001 par value — 788,849,417 shares outstanding
     This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

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

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in millions, except share data)	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$4,434	$4,607
Short-term investments	—	71
Restricted cash, cash equivalents and short-term investments	409	423
Accounts receivable, net of an allowance for uncollectible accounts of $48 and $47 at June 30, 2010 and December 31, 2009, respectively	1,645	1,353
Expendable parts and supplies inventories, net of an allowance for obsolescence of $77 and $75 at June 30, 2010 and December 31, 2009, respectively	285	327
Deferred income taxes, net	236	107
Prepaid expenses and other	859	853

Total current assets	7,868	7,741

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $3,542 and $2,924 at June 30, 2010 and December 31, 2009, respectively	20,396	20,433

Other Assets:
Goodwill	9,794	9,787
Identifiable intangibles, net of accumulated amortization of $494 and $451 at June 30, 2010 and December 31, 2009, respectively	4,786	4,829
Other noncurrent assets	965	749

Total other assets	15,545	15,365

Total assets	$43,809	$43,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,555	$1,533
Air traffic liability	4,557	3,074
Accounts payable	1,630	1,249
Frequent flyer deferred revenue	1,619	1,614
Accrued salaries and related benefits	1,111	1,037
Taxes payable	721	525
Other accrued liabilities	699	765

Total current liabilities	11,892	9,797

Noncurrent Liabilities:
Long-term debt and capital leases	14,228	15,665
Pension, postretirement and related benefits	11,320	11,745
Frequent flyer deferred revenue	3,014	3,198
Deferred income taxes, net	1,803	1,667
Other noncurrent liabilities	1,353	1,222

Total noncurrent liabilities	31,718	33,497

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 801,701,956 and 794,873,058 shares issued at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	13,884	13,827
Accumulated deficit	(9,634)	(9,845)
Accumulated other comprehensive loss	(3,853)	(3,563)
Treasury stock, at cost, 12,852,539 and 10,918,274 shares at June 30, 2010 and December 31, 2009, respectively	(198)	(174)

Total stockholders’ equity	199	245

Total liabilities and stockholders’ equity	$43,809	$43,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2010	2009	2010	2009

Operating Revenue:
Passenger:
Mainline	$5,480	$4,564	$9,966	$8,931
Regional carriers	1,529	1,339	2,849	2,573

Total passenger revenue	7,009	5,903	12,815	11,504
Cargo	211	173	387	358
Other, net	948	924	1,814	1,822

Total operating revenue	8,168	7,000	15,016	13,684

Operating Expense:
Aircraft fuel and related taxes	1,960	1,812	3,643	3,705
Salaries and related costs	1,702	1,723	3,374	3,429
Contract carrier arrangements	972	965	1,889	1,873
Aircraft maintenance materials and outside repairs	395	392	769	816
Depreciation and amortization	379	383	764	767
Contracted services	366	354	758	786
Passenger commissions and other selling expenses	377	329	741	685
Landing fees and other rents	324	315	637	631
Passenger service	165	161	303	296
Aircraft rent	101	119	213	240
Profit sharing	90	—	90	—
Restructuring and merger-related items	82	58	136	157
Other	403	388	779	781

Total operating expense	7,316	6,999	14,096	14,166

Operating Income (Loss)	852	1	920	(482)

Other (Expense) Income:
Interest expense	(315)	(324)	(641)	(632)
Interest income	3	9	23	19
Miscellaneous, net	(72)	61	(80)	48

Total other expense, net	(384)	(254)	(698)	(565)

Income (Loss) Before Income Taxes	468	(253)	222	(1,047)

Income Tax Provision	(1)	(4)	(11)	(4)

Net Income (Loss)	$467	$(257)	$211	$(1,051)

Basic Earnings (Loss) per Share	$0.56	$(0.31)	$0.25	$(1.27)

Diluted Earnings (Loss) per Share	$0.55	$(0.31)	$0.25	$(1.27)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
(in millions)	2010	2009

Net cash provided by operating activities	$2,000	$1,477

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(449)	(498)
Ground property and equipment, including technology	(75)	(113)
Redemption of short-term investments	73	121
Proceeds from sales of flight equipment	10	76
Decrease in restricted cash, cash equivalents and short-term investments	—	10
Other investments	(98)	—
Other, net	(16)	—

Net cash used in investing activities	(555)	(404)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,622)	(853)
Proceeds from long-term obligations	—	390
Other, net	4	(14)

Net cash used in financing activities	(1,618)	(477)

Net (Decrease) Increase in Cash and Cash Equivalents	(173)	596

Cash and cash equivalents at beginning of period	4,607	4,255

Cash and cash equivalents at end of period	$4,434	$4,851

Non-cash transactions:
Aircraft delivered under seller financing	$21	$374
Flight equipment under capital leases	199	—
Debt discount on American Express Agreement	110	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010
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
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K.
     Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and merger-related items, considered necessary for a fair statement of results for the interim periods presented.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2010 are not necessarily indicative of operating results for the entire year.
     Based upon adjustments recorded at December 31, 2009, certain immaterial prior period amounts have been reclassified to conform to our current period presentation. The adjustments to the Consolidated Statements of Operations do not impact total operating expense or net income.
     We reclassified travel and incidental expenses, primarily crew meals and lodging expenses, from salaries and related costs to other operating expense. These expenses totaled $118 million and $235 million for the three and six months ended June 30, 2009, respectively. We also adjusted our Consolidated Statements of Operations for certain costs incurred to provide services to our contract carriers, excluding Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”); these costs are recorded as a reduction to salaries and related costs and contracted services, as appropriate, rather than as a reduction to other operating expense. These costs totaled $72 million and $142 million for the three and six months ended June 30, 2009, respectively.
     We evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q, which is the date the financial statements were issued.

Recently Issued Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of transaction consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We intend to adopt this standard on a prospective basis beginning January 1, 2011. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.
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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:
(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).
Assets (Liabilities) Measured at Fair Value on a Recurring Basis

			Significant Other	Significant
		Quoted Prices In	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs	Valuation
(in millions)	2010	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$4,213	$4,213	$—	$—	(a)
Restricted cash equivalents	396	396	—	—	(a)
Restricted short-term investments	44	44	—	—	(a)
Long-term investments	127	—	—	127	(c)
Hedge derivatives, net
Aircraft fuel derivatives	149	—	149	—	(a)(c)
Interest rate derivatives	(84)	—	(84)	—	(a)(c)
Foreign currency derivatives	(29)	—	(29)	—	(a)

			Significant Other	Significant
		Quoted Prices In	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs	Valuation
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$4,335	$4,335	$—	$—	(a)
Short-term investments	71	—	—	71	(c)
Restricted cash equivalents	435	435	—	—	(a)
Long-term investments	129	—	—	129	(c)
Hedge derivatives, net
Aircraft fuel derivatives	176	—	176	—	(a)(c)
Interest rate derivatives	(45)	—	(45)	—	(a)(c)
Foreign currency derivatives	(23)	—	(23)	—	(a)

     Cash Equivalents. Short-term, highly liquid investments with maturities of three months or less when purchased, which primarily consist of money market funds and treasury bills, are classified as cash equivalents. These investments are recorded in cash and cash equivalents on our Consolidated Balance Sheets at cost, which approximates fair value.
     Restricted Cash Equivalents. Restricted short-term, highly liquid investments with maturities of three months or less when purchased, which primarily consist of money market funds and time deposits, are classified as restricted cash equivalents. At June 30, 2010 and December 31, 2009, we recorded $363 million and $419 million, respectively, in restricted cash, cash equivalents and short-term investments and $33 million and $16 million, respectively, in other noncurrent assets on our Consolidated Balance Sheets. These investments are recorded at cost, which approximates fair value.
     Restricted Short-Term Investments. Restricted investments with maturities of less than one year when purchased, which consist of time deposits, are classified as restricted short-term investments. These investments are recorded in restricted cash, cash equivalents and short-term investments on our Consolidated Balance Sheet at cost, which approximates fair value.
     Short-Term Investments. During the March 2010 quarter, we received $73 million from The Reserve Primary Fund (the “Primary Fund”), $71 million of which was recorded in short-term investments on our Consolidated Balance Sheet at December 31, 2009. We have now received distributions from the orderly liquidation of the Primary Fund representing 99% of our original investment and have no additional amounts recorded on our Consolidated Balance Sheets.
     Long-Term Investments. Our long-term investments are comprised of student loan backed auction rate securities and insured auction rate securities. We record our investments in student loan backed auction rate securities as available-for-sale securities at fair value. At June 30, 2010 and December 31, 2009, the fair value and cost of our student loan backed auction rate securities was $44 million and $45 million, respectively.
     We record our investments in insured auction rate securities as trading securities at fair value. At June 30, 2010 and December 31, 2009, the fair value of our insured auction rate securities was $83 million. The cost of these investments was $110 million.
     Due to the protracted failure in the auction process and contractual maturities averaging 31 years for our student loan backed auction rate securities and 26 years for our insured auction rate securities, our auction rate securities are classified as long-term in other noncurrent assets on our Consolidated Balance Sheets.
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
     We have a $98 million investment in one of our airport facility operators. This investment is excluded from the table above.

     Hedge Derivatives. Our derivative instruments are comprised of contracts that are privately negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).
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
Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt:

	June 30,	December 31,
(in millions)	2010	2009

Total debt at par value	$16,497	$18,068
Unamortized discount, net	(1,387)	(1,403)

Net carrying amount	$15,110	$16,665

Fair value(1)	$14,488	$15,427

(1)	The aggregate fair value of debt was based primarily on reported market values and recently completed market transactions.
NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
     Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at June 30, 2010, we believe our derivative instruments designated as hedges will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

Hedge Position
     The following tables reflect the estimated fair value asset (liability) position of our hedge contracts:

	June 30, 2010
				Prepaid					Hedge
				Expenses	Other		Other	Other	Margin
(in millions, unless	Notional	Maturity	Accounts	and Other	Noncurrent	Accounts	Accrued	Noncurrent	Payable,
otherwise stated)	Balance	Date	Receivable	Assets	Assets	Payable	Liabilities	Liabilities	net

Fuel hedge swaps, collars and call options	2.1 billion gallons — crude oil, jet fuel	July 2010 — December 2011	$10	$124	$61	$(86)	$(37)	$—

Interest rate swaps and call options	$1,389	September 2010 — May 2019	—	—	—	—	(34)	(50)

Foreign currency exchange forwards	46.9 billion Japanese Yen; 329 million Canadian Dollars	July 2010 — January 2013	—	3	4	—	(23)	(13)

Total designated as hedges			$10	$127	$65	$(86)	$(94)	$(63)	$(14)

	December 31, 2009
				Other	Other	Hedge
(in millions, unless	Notional	Maturity		Accrued	Noncurrent	Margin
otherwise stated)	Balance	Date	Assets	Liabilities	Liabilities	Payable, net

Fuel hedge swaps, collars and call options	795 million gallons — crude oil, heating oil, jet fuel	January 2010 — December 2010	$180	$(89)	$—

Interest rate swaps and call options	$1,478	September 2010 — May 2019	2	(38)	(9)

Foreign currency exchange forwards	55.8 billion Japanese Yen; 295 million Canadian Dollars	January 2010 — September 2012	1	(12)	(12)

Total designated as hedges			$183	$(139)	$(21)	$(10)

     As of June 30, 2010, our open fuel hedge position is as follows:

	Percentage of
	Projected
	Fuel	Fair Value at
	Requirements	June 30,
(in millions, unless otherwise stated)	Hedged	2010

Six months ending December 31, 2010	50%	$16
Year ending December 31, 2011	27	133

Total		$149

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 related to our hedge contracts are as follows:

			Effective Portion
	Effective Portion		Reclassified from
	Recognized in		Accumulated Other		Ineffective Portion
	Accumulated Other		Comprehensive Loss to		Recognized in Other
	Comprehensive Loss		Earnings		(Expense) Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in millions)	2010	2009	2010	2009	2010	2009

Fuel hedge swaps, collars and call options(1)	$(285)	$668	$(14)	$(398)	$(46)	$46
Interest rate swaps and call options(2)	(28)	35	—	(1)	—	—
Foreign currency exchange forwards and collars(3)	(10)	(19)	(4)	(2)	—	—

Total designated as hedges	$(323)	$684	$(18)	$(401)	$(46)	$46

			Effective Portion
	Effective Portion		Reclassified from
	Recognized in		Accumulated Other		Ineffective Portion
	Accumulated Other		Comprehensive Loss to		Recognized in Other
	Comprehensive Loss		Earnings		(Expense) Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(in millions)	2010	2009	2010	2009	2010	2009

Fuel hedge swaps, collars and call options(1)	$(226)	$1,014	$(26)	$(1,061)	$(37)	$37
Interest rate swaps and call options(2)	(39)	47	—	(1)	—	—
Foreign currency exchange forwards and collars(3)	(8)	36	(9)	2	—	—

Total designated as hedges	$(273)	$1,097	$(35)	$(1,060)	$(37)	$37

(1)	Gains (losses) on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Gains (losses) on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains (losses) on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.
     We recorded a gain of $8 million and a loss of $15 million in aircraft fuel and related taxes on our Consolidated Statements of Operations for the three and six months ended June 30, 2009 related to Northwest derivative contracts that were not designated as hedges. As of June 30, 2010, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $200 million of net losses on our hedge contracts scheduled to settle in the next 12 months.
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

     Due to the estimated fair value position of our fuel hedge contracts, we received $28 million in fuel hedge margin from counterparties and provided $14 million in primarily interest rate hedge margin to counterparties as of June 30, 2010.
NOTE 4. DEBT
     American Express Agreement. In March 2010, we and American Express modified our December 2008 agreement under which we received $1.0 billion from American Express for their advance purchase of SkyMiles. This advance payment is classified as long-term debt on our Consolidated Balance Sheets. It will be satisfied by the use of SkyMiles by American Express over a specified period (“SkyMiles Usage Period”) rather than by cash payments from us to American Express. The March 2010 modification provides, among other things, that Delta-American Express co-branded credit card holders may check their first bag for free on every Delta flight through June 2013 in exchange for (1) a change in the SkyMiles Usage Period to a three-year period beginning in December 2011 from a two-year period beginning in December 2010 and (2) giving American Express the option to extend the December 2008 agreement for one year. The change in the SkyMiles Usage Period deferred $31 million and $480 million of debt maturities for the six months ending December 31, 2010 and year ending December 31, 2011, respectively.
     Exit Revolving Facility. During the June 2010 quarter, we amended our $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”) to convert the $86 million revolving commitment of Lehman Commercial Paper, Inc. to a fully funded, non-revolving loan due April 2012. In addition, we prepaid the remaining $914 million of the Exit Revolving Facility. Borrowings under the Exit Revolving Facility can be prepaid without penalty and amounts prepaid can be reborrowed. As of June 30, 2010, the $914 million Exit Revolving Facility was undrawn.
     2010-1 EETC. In July 2010, we completed a $450 million offering of Pass Through Certificates, Series 2010-1A, through a pass through trust. We used $160 million in net proceeds to partially finance two B-777-200LR aircraft purchased in March 2010. The remaining $290 million will be used to partially refinance 22 aircraft currently supporting the 2000-1 EETC and will be held in escrow until the final maturity of the 2000-1 EETC in November 2010. The debt securities in this offering bear interest at a fixed rate of 6.2% per year and have a final maturity in July 2018. At June 30, 2010, we reclassified $290 million principal amount of the 2000-1 EETC from current maturities to long-term debt.
Covenants
     We were in compliance with all covenants in our financing agreements at June 30, 2010.
Future Maturities
     The following table summarizes scheduled maturities of our debt, including current maturities, at June 30, 2010:

Years Ending December 31,
(in millions)	Total

Six months ending December 31, 2010	$766
2011	2,093
2012	2,419
2013	1,746
2014	3,203
Thereafter	6,270

16,497
Unamortized discount, net	(1,387)

Total	$15,110

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Commitments
     Future aircraft purchase commitments at June 30, 2010 are estimated to total approximately $350 million through December 31, 2010. Approximately $270 million of the $350 million is associated with the purchase of seven B-737-800 aircraft for which we have entered into definitive agreements to sell to third parties immediately following delivery of those aircraft to us by the manufacturer. We have not received any notice that these parties have defaulted on their purchase obligations. The remaining commitments relate to the purchase of two B-737-800 aircraft and two previously owned MD-90 aircraft. We have no aircraft purchase commitments after December 31, 2010.
     As of June 30, 2010, we have commitments from third parties to finance or, with respect to the seven B-737-800 aircraft referred to above, definitive agreements to sell, all aircraft subject to purchase commitments, except for two previously owned MD-90 aircraft. Under these financing commitments, third parties have agreed to finance on a long-term basis a substantial portion of the purchase price of the covered aircraft.
     Our aircraft purchase commitments described above do not include our orders for:
•	18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation.

•	five A319-100 aircraft and two A320-200 aircraft. We have the right to cancel these orders.
Contract Carrier Agreements
     During the June 2010 quarter, we had contract carrier agreements with 10 contract carriers, including our wholly-owned subsidiaries, Comair, Compass and Mesaba. For additional information about our contract carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     In July 2010, we sold Compass and Mesaba to Trans States Airlines Inc. and Pinnacle Airlines Corp. (“Pinnacle”), respectively. Upon the closing of these transactions, we entered into new or amended long-term capacity purchase agreements with Compass, Mesaba and Pinnacle. The sale of Compass and Mesaba did not have and is not expected to have a material impact on our Consolidated Financial Statements.
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
     We estimate that the total fair values, determined as of June 30, 2010, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $180 million and $350 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

     In May 2010, the U.S. District Court for the Northern District of Georgia ruled that in March 2008 we properly terminated our capacity purchase agreement with Freedom Airlines, Inc. (“Freedom”) and its parent company, Mesa Air Group, Inc. (“Mesa”) for the operation by Freedom of ERJ-145 aircraft. This agreement was not scheduled to expire until 2012. Subsequent to the District Court ruling, we, Mesa and Freedom agreed Freedom would continue to operate flights for us under a capacity purchase agreement until August 31, 2010 to allow for an orderly wind-down of Freedom’s operation of the ERJ-145 aircraft.
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
Credit Card Processing Agreements
Visa/MasterCard Processing Agreement
     Our Visa/MasterCard credit card processing agreement provides that no cash reserve (“Reserve”) is required except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of June 30, 2010 or December 31, 2009.
American Express
     Our American Express credit card processing agreement provides that no withholding of payment related to receivables collected will occur except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which American Express is permitted to withhold payment related to receivables collected, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of June 30, 2010 or December 31, 2009.
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
     Our aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment.
     We believe that our insurance would cover most of our exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft and other equipment lease and financing agreements described above. While our insurance does not typically cover environmental liabilities, we have certain insurance policies in place as required by applicable environmental laws.

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
Employees Under Collective Bargaining Agreements
     At June 30, 2010, we had 81,916 full-time equivalent employees. Approximately 39% of these employees were represented by unions. In July 2010, the Association of Flight Attendants-CWA filed an application with the National Mediation Board to resolve representation for flight attendants; and the International Association of Machinists and Aerospace Workers filed applications to resolve representation for fleet service and passenger service employees, which includes airport customer service, cargo and reservations employees.
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

NOTE 6. EMPLOYEE BENEFIT PLANS
     The following tables show the components of net periodic cost:

			Other Postretirement and
	Pension Benefits		Postemployment Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Service cost	$—	$—	$15	$13
Interest cost	246	251	49	51
Expected return on plan assets	(170)	(154)	(23)	(19)
Amortization of prior service benefit	—	—	(1)	—
Recognized net actuarial loss (gain)	12	8	(1)	(1)
Settlements	4	2	—	—

Net periodic cost	$92	$107	$39	$44

			Other Postretirement and
	Pension Benefits		Postemployment Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Service cost	$—	$—	$30	$26
Interest cost	492	502	98	102
Expected return on plan assets	(339)	(308)	(46)	(38)
Amortization of prior service benefit	—	—	(2)	—
Recognized net actuarial loss (gain)	24	16	(2)	(2)
Special termination and settlements	6	4	—	6

Net periodic cost	$183	$214	$78	$94

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss:

	Unrecognized
	Pension and
	Other Benefits	Derivative	Valuation
(in millions)	Liability	Instruments	Allowance	Total

Balance at December 31, 2009	$(2,011)	$(345)	$(1,207)	$(3,563)

Pension and other benefit adjustments	11	—	—	11
Changes in fair value	—	33	—	33
Reclassification to earnings	—	17	—	17
Tax effect	(4)	(19)	23	—

Balance at March 31, 2010	(2,004)	(314)	(1,184)	(3,502)

Pension and other benefit adjustments	(28)	—	—	(28)
Changes in fair value	—	(341)	—	(341)
Reclassification to earnings	—	18	—	18
Tax effect	10	120	(130)	—

Balance at June 30, 2010	$(2,022)	$(517)	$(1,314)	$(3,853)

NOTE 8. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Merger-related items	$46	$58	$92	$107
Asset impairment	36	—	36	—
Severance and related costs	—	—	8	50

Total restructuring and merger-related items	$82	$58	$136	$157

     Merger-related items are costs associated with Northwest and the integration of Northwest operations into Delta. Asset impairment charges relate to the impairment of retired B-747-200 aircraft.
     Severance and related costs primarily relate to voluntary workforce reduction programs for U.S. employees. During the six months ended June 30, 2010, we recorded an $8 million severance charge for our wholly-owned subsidiaries primarily associated with the consolidation of operations at the Cincinnati/Northern Kentucky International Airport. During the six months ended June 30, 2009, we recorded $50 million primarily associated with voluntary workforce reduction programs, including $6 million of special termination benefits related to retiree healthcare.
     The following table shows the balances for restructuring charges as of June 30, 2010, and the activity for the six months then ended:

	Liability			Liability
	Balance at	Additional		Balance at
	December 31,	Costs and		June 30,
(in millions)	2009	Expenses	Payments	2010

Severance and related costs	$69	$8	$(37)	$40
Facilities and other	74	—	(13)	61

Total	$143	$8	$(50)	$101

NOTE 9. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2007, the Delta Debtors emerged from bankruptcy. Under the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of 386 million shares to holders of allowed, general, unsecured claims and 14 million shares to eligible non-contract, non-management employees. As of June 30, 2010, under Delta’s Plan of Reorganization, we have (1) distributed 335 million shares of common stock to holders of $14.1 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 51 million shares of common stock for issuance to holders of allowed general, unsecured claims.
     In September 2005, Northwest Airlines Corporation and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of June 30, 2010, five million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.

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
NOTE 10. EARNINGS (LOSS) PER SHARE
     We calculate basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. Accordingly, the calculation of basic earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 assumes there was outstanding at the beginning of each of these periods (1) all 386 million shares of Delta common stock contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims and (2) nine million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization. Similarly, the calculation of basic loss per share for the three and six months ended June 30, 2009 assumes there was outstanding at the beginning of the period 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots in connection with the Merger.
     The following table shows our computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2010	2009	2010	2009

Basic:
Net income (loss)	$467	$(257)	$211	$(1,051)
Basic weighted average shares outstanding	834	827	833	826

Basic earnings (loss) per share	$0.56	$(0.31)	$0.25	$(1.27)

Diluted:
Net income (loss)	$467	$(257)	$211	$(1,051)
Basic weighted average shares outstanding	834	827	833	826
Dilutive effects of share based awards	8	—	9	—

Diluted weighted average shares outstanding	842	827	842	826

Diluted earnings (loss) per share	$0.55	$(0.31)	$0.25	$(1.27)

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	23	40	22	40

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
June 2010 Quarter Financial Highlights
     We reported net income of $467 million in the June 2010 quarter, compared to a net loss of $257 million in the June 2009 quarter. The $724 million improvement primarily reflects (1) a strengthening of the airline industry revenue environment, including improving business travel, due to improving economic conditions and (2) merger synergies. These benefits were partially offset by higher fuel prices and profit sharing expense in the June 2010 quarter.
     Total operating revenue increased $1.2 billion, or 17%, in the June 2010 quarter on a 1% reduction in capacity, or available seat miles (“ASMs”), compared to the June 2009 quarter. Passenger revenue per available seat mile (“PRASM”) improved 19% driven by a 17% increase in passenger mile yield and a 1.9 point increase in load factor, reflecting an increase in demand for air travel and an increase in fares. During the June 2009 quarter, the global recession and the effects of the H1N1 virus had a significant negative impact on our operating revenue.
     Volatile fuel prices continue to represent a significant risk to our business and the airline industry as a whole. Including our contract carriers under capacity purchase agreements, our unhedged fuel price increased 39% to $2.31 per gallon compared to $1.66 per gallon in the June 2009 quarter. Our fuel price, including the impact of our fuel hedge contracts, was $2.32 per gallon for the June 2010 quarter compared to $2.06 per gallon for the June 2009 quarter. We recorded $14 million in net fuel hedge costs in the June 2010 quarter, compared to $390 million in fuel hedge losses in the June 2009 quarter. In an on-going effort to manage fuel price risk, we enter into derivative instruments to hedge a portion of our projected aircraft fuel requirements. As of June 30, 2010, we have hedged approximately 50% of our projected fuel requirements for the September 2010 quarter and six months ended December 31, 2010. Our current hedge portfolio primarily utilizes call options, which help us to mitigate the risk of aircraft fuel price increases, while allowing us downside participation through market purchases should aircraft fuel prices decline.
     Our net income for the June 2010 quarter includes (1) a $46 million charge for merger-related items associated with Northwest and the integration of Northwest operations into Delta and (2) a $36 million charge related to the impairment of retired B-747-200 aircraft. Our net loss for the June 2009 quarter includes a $58 million charge for merger-related items.

     Our consolidated operating cost per ASM (“CASM”), for the June 2010 quarter, excluding aircraft fuel and related taxes, profit sharing and special items, (a non-GAAP financial measure as defined in “Supplemental Information” below), was 8.08 cents. The performance of this metric was flat compared to the June 2009 quarter despite 1% lower capacity, as merger synergies and productivity improvements offset higher revenue-related expenses and pay increases for frontline employees. We continue to focus on maintaining a competitive cost structure through disciplined spending, productivity initiatives and accelerating merger synergies.
     At June 30, 2010, we had $4.4 billion in cash and cash equivalents, and $1.6 billion in undrawn revolving credit facilities. During the June 2010 quarter, cash provided by operating activities was $1.0 billion. During that period, we repaid $1.3 billion in long-term debt and capital lease obligations. We also invested $196 million in property and equipment, including the purchase of five previously owned MD-90 aircraft and four previously leased B-757-200 aircraft. We contributed to our defined benefit pension plans $440 million in the June 2010 quarter and $225 million in the March 2010 quarter. As a result of the $665 million in contributions for the six months ended June 30, 2010, we satisfied, on an accelerated basis, our minimum required contributions for our defined benefit pension plans for 2010. In July 2010, we completed a $450 million offering of Pass Through Certificates, Series 2010-1A. For additional information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.
Business Overview
     Recent Initiatives. In 2009, we implemented a joint venture with Air France-KLM that strengthens our transatlantic network, expanded our alliance agreement with Alaska Airlines and Horizon Air to enhance our West coast presence. Additionally, we received U.S. Department of Transportation approval for a codesharing agreement with Virgin Blue, which will expand our network between the U.S. and Australia and the South Pacific. In July 2010, Alitalia joined our transatlantic joint venture with Air France-KLM retroactive to April 2010. We believe our global network, hub structure and alliances with other airlines enables us to offer our customers an improved global reach compared to other domestic and international airlines.
     Expanding our support for New York City through increased corporate sales, improved facilities and increased and new service from New York is a key component of our network strategy. We continue to make investments in our international operation at New York-JFK and explore long-term options to upgrade the facility. In August 2009, we announced our intention to make New York’s LaGuardia Airport a domestic hub through a slot transaction with US Airways. In May 2010, the Federal Aviation Administration and the U.S. Department of Transportation issued an order granting the waiver necessary to approve our agreement with US Airways. However, the waiver was conditioned on the parties’ agreement to a slot divestiture process which was not acceptable. On July 2, 2010, we and US Airways appealed the order to the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of the appeal.
     We plan to invest $1 billion through mid-2013 to improve the customer experience and the efficiency of our aircraft fleet. Planned enhancements include installing full flat-bed seats in BusinessElite on 90 trans-oceanic aircraft, adding in-seat audio and video throughout Economy Class on 68 widebody aircraft, adding First Class cabins to 66 CRJ-700 aircraft and installing winglets on more than 170 aircraft to extend aircraft range and increase fuel efficiency.
     Merger Synergies. We achieved $700 million in merger synergy benefits in 2009. During the June 2010 quarter, we realized $200 million in incremental merger synergy benefits. We are anticipating a total of $1.5 billion of annual merger synergies by the end of 2010, and to achieve our goal of $2.0 billion of annual merger synergies in 2011. We have completed substantially all customer facing merger-related milestones and the majority of our merger integration, including combining frequent flyer programs, consolidating and rebranding all airport facilities, achieving a single operating certificate from the Federal Aviation Administration, and integrating the reservations and flight planning systems.

Other Matters
     Northwest Cargo Matter. On July 30, 2010, Northwest Airlines, LLC (“Northwest LLC”), a subsidiary of Delta Air Lines, Inc. (“Delta”) and successor to Northwest Airlines Corporation (“Northwest Corp.”), entered into a plea agreement (“Plea Agreement”) with the U.S. Department of Justice, agreeing (1) to enter a plea of guilty to a one-count information asserting violations of the federal antitrust laws relating to cargo rates charged by Northwest Airlines Cargo, Inc., the cargo division of Northwest Airlines, Inc. (“Northwest Airlines”), the principal wholly-owned subsidiary of Northwest Corp., for certain international air shipments during the period between July 2004 and February 14, 2006, which was prior to Delta’s acquisition of Northwest Corp. in 2008; and (2) to pay a fine of $38 million. Delta, Northwest LLC and their affiliates fully cooperated with the U.S. Department of Justice in its investigation of this matter, and Northwest Airlines terminated the employment of the individual that it believed had primary responsibility for the conduct in question. The Plea Agreement is subject to acceptance by the U.S. District Court for the District of Columbia.
     The Plea Agreement relates to actions in violation of company policy by certain employees and officers of Northwest Airlines Cargo, Inc., the former cargo division of Northwest Airlines. The Plea Agreement does not assert any misconduct by any current or former officer or member of the Board of Directors of Northwest LLC, Northwest Corp., Northwest Airlines or Delta.
     Delta believes that none of Delta, Northwest LLC or any of their affiliates has any liability for damages in civil lawsuits for actions that are the subject of the Plea Agreement because, among other reasons, any such liability was discharged in and by the bankruptcy proceedings of Northwest Corp. and Northwest Airlines.
     Northwest Corp. and Northwest Airlines emerged from bankruptcy on May 31, 2007, and became wholly-owned subsidiaries of Delta on October 29, 2008. On December 31, 2009, Northwest Airlines merged with and into Delta.
     Employee Matters. In July 2010, the Association of Flight Attendants-CWA filed an application with the National Mediation Board to resolve representation for flight attendants; and the International Association of Machinists and Aerospace Workers filed applications to resolve representation for fleet service and passenger service employees, which includes airport customer service, cargo and reservations employees.
     Healthcare Reform. During the March 2010 quarter, Congress passed and the President signed new healthcare legislation. While the new law may impact certain of our healthcare plans, we currently believe this impact will not be material. We will continue to review the impact of the new law as governmental agencies issue interpretations regarding its meaning and scope.

Results of Operations — June 2010 and 2009 Quarters
Operating Revenue

			vs. Three Months Ended
			June 30, 2009
	Three Months	Three Months		%
	Ended	Ended	Increase	Increase
(in millions)	June 30, 2010	June 30, 2009	(Decrease)	(Decrease)

Operating Revenue:
Passenger:
Mainline	$5,480	$4,564	$916	20%
Regional carriers	1,529	1,339	190	14%

Total passenger revenue	7,009	5,903	1,106	19%
Cargo	211	173	38	22%
Other, net	948	924	24	3%

Total operating revenue	$8,168	$7,000	$1,168	17%

		Increase (Decrease)
		vs. Three Months Ended June 30, 2009
	Three Months
	Ended				Passenger
	June 30,	Passenger	RPMs(1)	ASMs	Mile		Load
(in millions)	2010	Revenue	(Traffic)	(Capacity)	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$3,152	16%	1%	1%	14%	14%	— pts
Atlantic	1,358	19%	(5)%	(8)%	25%	30%	3.3 pts
Pacific	634	52%	24%	12%	23%	36%	8.5 pts
Latin America	336	17%	6%	5%	10%	12%	1.1 pts

Total Mainline	5,480	20%	2%	—%	17%	20%	1.9 pts
Regional carriers	1,529	14%	(2)%	(4)%	17%	19%	1.9 pts

Total passenger revenue	$7,009	19%	2%	(1)%	17%	19%	1.9 pts

(1)	Revenue passenger miles (“RPMs”).
     Mainline Passenger Revenue. Mainline passenger revenue increased 20% in the June 2010 quarter compared to the June 2009 quarter primarily due to increased business demand for air travel and an increase in fares. Passenger mile yield and PRASM increased 17% and 20%, respectively. During the June 2009 quarter, the global recession and the effects of the H1N1 virus had a significant negative impact on our mainline passenger revenue.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 16% from a 14% increase in PRASM on a 1% increase in capacity. The passenger mile yield increased 14%, reflecting an increase in business travel and an increase in fares.

•	International Passenger Revenue. International passenger revenue increased 26% from a 28% increase in PRASM and a 4.1 point increase in load factor on a 1% decline in capacity. The passenger mile yield increased 22%, reflecting (1) an increase in business and leisure travel and (2) an increase in fares. The Atlantic and Pacific markets realized a 25% and 23% increase in passenger mile yield, respectively, due to improved economic conditions and increased business demand.

     Regional carriers. Passenger revenue of regional carriers increased 14% from a 19% increase in PRASM and a 1.9 point increase in load factor on a 4% decline in capacity. The passenger mile yield increased 17%, reflecting an increase in demand for air travel and an increase in fares.
     Cargo. Cargo revenue increased $38 million due to higher cargo yield and international volume, partially offset by capacity reductions. The results for the June 2009 quarter include the operations of dedicated freighter B-747-200F aircraft, which we retired during 2009.
     Other, net. Other, net revenue increased $24 million primarily due to increased baggage fees.
Operating Expense

			vs. Three Months Ended
	Three Months	Three Months	June 30, 2009
	Ended	Ended		%
	June 30,	June 30,	Increase	Increase
(in millions)	2010	2009	(Decrease)	(Decrease)

Operating Expense:
Aircraft fuel and related taxes	$1,960	$1,812	$148	8%
Salaries and related costs	1,702	1,723	(21)	(1)%
Contract carrier arrangements	972	965	7	1%
Aircraft maintenance materials and outside repairs	395	392	3	1%
Depreciation and amortization	379	383	(4)	(1)%
Contracted services	366	354	12	3%
Passenger commissions and other selling expenses	377	329	48	15%
Landing fees and other rents	324	315	9	3%
Passenger service	165	161	4	2%
Aircraft rent	101	119	(18)	(15)%
Profit sharing	90	—	90	NM
Restructuring and merger-related items	82	58	24	41%
Other	403	388	15	4%

Total operating expense	$7,316	$6,999	$317	5%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes increased $148 million primarily due to a $550 million increase associated with higher average unhedged fuel prices, partially offset by a $376 million reduction in fuel hedge losses. We recorded $14 million in net fuel hedge costs in the June 2010 quarter, compared to $390 million in fuel hedge losses in the June 2009 quarter. The fuel hedge losses in the June 2009 quarter were primarily from hedge contracts purchased in 2008 when fuel prices reached record highs and were expected to continue to rise.
     Salaries and related costs. Salaries and related costs decreased $21 million primarily because (1) the June 2009 quarter includes expense associated with Delta airline tickets we awarded to employees as a part of an employee recognition program and (2) the June 2010 quarter reflects lower pension expense primarily from an increase in the value of our defined benefit plan assets and a 2% average decrease in staffing primarily related to voluntary workforce reduction programs. The decrease in salaries and related costs in the June 2010 quarter was partially offset by pay increases for frontline employees.
     Contract carrier arrangements. Contract carrier arrangements expense increased $7 million primarily due to higher average fuel prices, partially offset by (1) lower overall expense from a reduction in capacity and (2) reduced contract carrier rates from the transfer of ground handling services to one of our wholly-owned subsidiaries and third party vendors.
     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased $48 million primarily due to higher revenue-related expenses.
     Profit sharing. We recorded a $90 million charge related to our broad-based employee profit sharing plans during the June 2010 quarter. We did not record any profit sharing expense in 2009. Our broad-based profit sharing plans provide that, for each year in which we have an annual pre-tax profit (as defined), we will pay a specified portion of that profit to eligible employees.

     Restructuring and merger-related items. Restructuring and merger-related items increased $24 million, primarily due to the following:
•	During the June 2010 quarter, we recorded (1) a $46 million charge for merger-related items associated with Northwest and the integration of Northwest operations into Delta and (2) a $36 million charge related to the impairment of retired B-747-200 aircraft.

•	During the June 2009 quarter, we recorded a $58 million charge for merger-related items.
Other (Expense) Income
     Other expense, net for the June 2010 quarter was $384 million compared to $254 million for the June 2009 quarter. This change is attributable to the following:

(Unfavorable) Favorable vs.
Three Months Ended
(in millions)	June 30, 2009

Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	$(92)
Foreign currency exchange rates	(37)
Net interest expense	3
Other	(4)

Total other expense, net	$(130)

Income Taxes
     We did not record an income tax provision for U.S. federal income tax purposes as a result of our income in the June 2010 quarter since our deferred tax assets are fully reserved by a valuation allowance. We did not record an income tax benefit in the June 2009 quarter as a result of our loss in that period. The deferred tax asset resulting from such a net operating loss was fully reserved by a valuation allowance.
Results of Operations — Six Months Ended June 30, 2010 and 2009
Operating Revenue

			vs. Six Months Ended
			June 30, 2009
	Six Months	Six Months		%
	Ended	Ended	Increase	Increase
(in millions)	June 30, 2010	June 30, 2009	(Decrease)	(Decrease)

Operating Revenue:
Passenger:
Mainline	$9,966	$8,931	$1,035	12%
Regional carriers	2,849	2,573	276	11%

Total passenger revenue	12,815	11,504	1,311	11%
Cargo	387	358	29	8%
Other, net	1,814	1,822	(8)	—%

Total operating revenue	$15,016	$13,684	$1,332	10%

		Increase (Decrease)
	Six Months	vs. Six Months Ended June 30, 2009
	Ended				Passenger
	June 30,	Passenger	RPMs	ASMs	Mile		Load
(in millions)	2010	Revenue	(Traffic)	(Capacity)	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$5,802	10%	—%	(1)%	10%	10%	— pts
Atlantic	2,228	12%	(5)%	(11)%	18%	25%	4.7 pts
Pacific	1,204	24%	14%	7%	9%	16%	4.9 pts
Latin America	732	8%	4%	2%	3%	5%	1.4 pts

Total Mainline	9,966	12%	—%	(2)%	11%	14%	2.1 pts
Regional carriers	2,849	11%	(1)%	(4)%	11%	15%	2.7 pts

Total passenger revenue	$12,815	11%	—%	(2)%	11%	14%	2.2 pts

     Mainline Passenger Revenue. Mainline passenger revenue increased 12% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increased business demand for air travel and an increase in fares, partially offset by planned and weather-related capacity reductions. Passenger mile yield and PRASM increased 11% and 14%, respectively. During the six months ended June 30, 2009, the global recession and the effects of the H1N1 virus had a significant negative impact on our mainline passenger revenue.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 10% from a 10% increase in PRASM on a 1% decline in capacity. The passenger mile yield increased 10%, reflecting an increase in business travel and an increase in fares.

•	International Passenger Revenue. International passenger revenue increased 14% from a 19% increase in PRASM and a 4.3 point increase in load factor on a 4% decline in capacity. The passenger mile yield increased 13%, reflecting (1) an increase in business and leisure travel and (2) an increase in fares. The Atlantic market realized an 18% increase in passenger mile yield due to improved economic conditions after having experienced the largest decline in passenger mile yield compared to our other international regions during the six months ended June 30, 2009 quarter.
     Regional carriers. Passenger revenue of regional carriers increased 11% from a 15% increase in PRASM and a 2.7 point increase in load factor on a 4% decline in capacity. The passenger mile yield increased 11%, reflecting an increase in demand for air travel and an increase in fares.
     Cargo. Cargo revenue increased $29 million due to higher cargo yield and international volume, partially offset by capacity reductions. The results for the six months ended June 30, 2009 include the operations of dedicated freighter B-747-200F aircraft, which we retired during 2009.
     Other, net. Other, net revenue decreased $8 million primarily due to a reduction in our aircraft maintenance and repair service revenue and lower administrative service charges, partially offset by increased baggage fees.

Operating Expense

			vs. Six Months Ended
	Six Months	Six Months	June 30, 2009
	Ended	Ended		%
	June 30,	June 30,	Increase	Increase
(in millions)	2010	2009	(Decrease)	(Decrease)

Operating Expense:
Aircraft fuel and related taxes	$3,643	$3,705	$(62)	(2)%
Salaries and related costs	3,374	3,429	(55)	(2)%
Contract carrier arrangements	1,889	1,873	16	1%
Aircraft maintenance materials and outside repairs	769	816	(47)	(6)%
Depreciation and amortization	764	767	(3)	—%
Contracted services	758	786	(28)	(4)%
Passenger commissions and other selling expenses	741	685	56	8%
Landing fees and other rents	637	631	6	1%
Passenger service	303	296	7	2%
Aircraft rent	213	240	(27)	(11)%
Profit sharing	90	—	90	NM
Restructuring and merger-related items	136	157	(21)	(13)%
Other	779	781	(2)	—%

Total operating expense	$14,096	$14,166	$(70)	—%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $62 million primarily due to a reduction of (1) $1.1 billion in fuel hedge losses and (2) $95 million from a 4% decline in fuel consumption. These decreases were partially offset by $1.1 billion associated with higher average unhedged fuel prices. We recorded $26 million in net fuel hedge costs in the six months ended June 30, 2010, compared to $1.1 billion in fuel hedge losses in the six months ended June 30, 2009. The fuel hedge losses in the six months ended June 30, 2009 were primarily from hedge contracts purchased in 2008 when fuel prices reached record highs and were expected to continue to rise.
     Salaries and related costs. Salaries and related costs decreased $55 million primarily due to (1) a 3% average decrease in staffing primarily related to voluntary workforce reduction programs, (2) lower pension expense primarily from an increase in the value of our defined benefit plan assets and (3) the inclusion in the June 2009 quarter of expense associated with Delta airline tickets we awarded to employees as a part of an employee recognition program. The decrease in salaries and related costs is partially offset by pay increases for frontline employees.
     Contract carrier arrangements. Contract carrier arrangements expense increased $16 million primarily due to higher average fuel prices, partially offset by (1) lower overall expense from a reduction in capacity and (2) reduced contract carrier rates from the transfer of ground handling services to one of our wholly-owned subsidiaries and third party vendors.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs expense decreased $47 million primarily from capacity reductions.
     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased $56 million primarily due to higher revenue-related expenses.
     Profit sharing. We recorded a $90 million charge related to our broad-based employee profit sharing plans in the six months ended June 30, 2010. We did not record any profit sharing expense in 2009. Our broad-based profit sharing plans provide that, for each year in which we have an annual pre-tax profit (as defined), we will pay a specified portion of that profit to eligible employees.

     Restructuring and merger-related items. Restructuring and merger-related items decreased $21 million, primarily due to the following:
•	During the six months ended June 30, 2010, we recorded (1) a $92 million charge for merger-related items associated with Northwest and the integration of Northwest operations into Delta, (2) a $36 million charge related to the impairment of retired B-747-200 aircraft and (3) an $8 million severance charge for our wholly-owned subsidiaries primarily associated with the consolidation of operations at the Cincinnati/Northern Kentucky International Airport.

•	During the six months ended June 30, 2009, we recorded a $107 million charge for merger-related items and $50 million in charges primarily related to severance associated with voluntary workforce reduction programs.
Other (Expense) Income
     Other expense, net for the six months ended June 30, 2010 was $698 million, compared to $565 million for the six months ended June 30, 2009. This change is attributable to the following:

Unfavorable vs.
Six Months Ended
(in millions)	June 30, 2009

Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	$(74)
Foreign currency exchange rates	(39)
Loss associated with devaluation of Venezuelan currency	(10)
Net interest expense	(5)
Other	(5)

Total other expense, net	$(133)

Income Taxes
     We did not record income tax provision for U.S. federal income tax purposes as a result of our income for the six months ended June 30, 2010 since our deferred tax assets are fully reserved by a valuation allowance. We did not record an income tax benefit for the six months ended June 30, 2009 as a result of our loss in that period. The deferred tax asset resulting from such a net operating loss was fully reserved by a valuation allowance.

Operating Statistics
     The following table sets forth our operating statistics:

	Three Months Ended				Six Months Ended
	2010		2009		2010		2009

Consolidated(1):
RPMs (millions)	49,894		49,053		92,261		92,013
ASMs (millions)	58,698		59,029		111,999		114,769
Passenger mile yield	14.05	¢	12.04	¢	13.89	¢	12.50	¢
PRASM	11.94	¢	10.00	¢	11.44	¢	10.02	¢
CASM	12.46	¢	11.86	¢	12.59	¢	12.34	¢
Passenger load factor	85.0%		83.1%		82.4%		80.2%
Fuel gallons consumed (millions)	965		983		1,836		1,908
Average price per fuel gallon, net of hedging activity	$2.32		$2.06		$2.28		$2.16
Full-time equivalent employees, end of period	81,916		82,968		81,916		82,968
Mainline:
RPMs (millions)	43,398		42,416		79,929		79,617
ASMs (millions)	50,642		50,605		96,252		98,369
CASM	11.47	¢	10.96	¢	11.54	¢	11.53	¢
Fuel gallons consumed (millions)	782		793		1,479		1,533
Average price per fuel gallon, net of hedging activity	$2.32		$2.14		$2.27		$2.28

(1)	Includes the operations of our contract carriers under capacity purchase agreements, except full-time equivalent employees excludes employees of contract carriers, which we do not own.

Fleet Information
     Our active aircraft fleet, commitments, options and rolling options at June 30, 2010 are summarized in the following table:

	Current Fleet
		Capital	Operating		Average				Rolling
Aircraft Type	Owned	Lease	Lease	Total	Age	Commitments(1)		Options(2)	Options(2)

B-737-700	10	—	—	10	1.4	—		—	—
B-737-800	71	—	—	71	9.7	9	(3)	60	90
B-747-400	4	6	6	16	16.6	—		—	—
B-757-200	92	39	36	167	17.4	—		—	—
B-757-300	16	—	—	16	7.3	—		—	—
B-767-300	4	—	10	14	18.9	—		—	—
B-767-300ER	46	—	9	55	14.2	—		5	—
B-767-400ER	21	—	—	21	9.3	—		10	—
B-777-200ER	8	—	—	8	10.4	—		—	—
B-777-200LR	10	—	—	10	1.2	—		18	—
A319-100	55	—	2	57	8.4	—		—	—
A320-200	41	—	28	69	15.3	—		—	—
A330-200	11	—	—	11	5.2	—		—	—
A330-300	21	—	—	21	4.8	—		—	—
MD-88	63	50	4	117	20.0	—		—	—
MD-90	17	—	—	17	14.6	2		—	—
DC-9	53	—	—	53	38.0	—		—	—
CRJ-100	21	13	27	61	12.4	—		—	—
CRJ-200	2	—	25	27	7.5	—		—	—
CRJ-700	15	—	—	15	6.6	—		—	—
CRJ-900	54	—	—	54	2.6	—		—	—
SAAB 340B+	—	—	32	32	12.2	—		—	—
Embraer 175	36	—	—	36	2.2	—		36	—

Total Aircraft	671	108	179	958	13.7	11		129	90

(1)	Excludes our orders of 18 B-787-8 aircraft. The Boeing Company (“Boeing”) has informed us that Boeing will be unable to meet the contractual delivery schedule for these aircraft. We are in discussions with Boeing regarding this situation. The table also excludes our orders for five A319-100 and two A320-200 aircraft because we have the right to cancel these orders.

(2)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

(3)	Includes seven aircraft that we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.
     The above table:
•	Excludes all grounded aircraft, including 13 DC-9, nine CRJ-100, nine SAAB 340B+ and one B-767-300ER aircraft that were grounded during the six months ended June 30, 2010; and

•	Excludes 156 CRJ-200, 12 CRJ-700 and 10 CRJ-900 aircraft, which are operated by our third party contract carriers on our behalf and included in the third party contract carriers table below.
     During the six months ended June 30, 2010, we accepted delivery of 13 B-737-800 and two B-777-200LR aircraft. We also purchased nine previously owned MD-90 aircraft and four previously leased B-757-200 aircraft. The 13 B-737-800 aircraft were immediately sold to third parties.

     The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at June 30, 2010:

	Fleet Type
					Embraer	Embraer
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	170	175	Total

Atlantic Southeast Airlines, Inc.	98	38	10	—	—	—	146
Pinnacle Airlines, Inc.	126	—	16	—	—	—	142
SkyWest Airlines, Inc.	52	13	21	—	—	—	86
Chautauqua Airlines, Inc.	—	—	—	24	—	—	24
Shuttle America Corporation	—	—	—	—	1	16	17
Freedom Airlines, Inc.(1)	—	—	—	16	—	—	16

Total	276	51	47	40	1	16	431

(1)	In May 2010, the U.S. District Court for the Northern District of Georgia ruled that in March 2008 we properly terminated our capacity purchase agreement with Freedom Airlines, Inc. (“Freedom”) and its parent company, Mesa Air Group, Inc. (“Mesa”) for the operation by Freedom of ERJ-145 aircraft. This agreement was not scheduled to expire until 2012. Subsequent to the District Court ruling, we, Mesa and Freedom agreed Freedom would continue to operate flights for us under a contract carrier agreement until August 31, 2010 to allow for an orderly wind-down of Freedom’s operation of the ERJ-145 aircraft.
Financial Condition and Liquidity
     We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents and financing arrangements. As of June 30, 2010, we had $6.0 billion in unrestricted liquidity, consisting of $4.4 billion in cash and $1.6 billion in undrawn revolving credit facilities. As of June 30, 2010, we also have commitments from third parties to finance, or definitive agreements to sell, all aircraft subject to purchase commitments, except for two previously owned MD-90 aircraft. Under these financing commitments third parties have agreed to finance on a long-term basis a substantial portion of the purchase price of the covered aircraft. For additional information regarding our aircraft purchase commitments, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.
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

Liquidity Events
     Liquidity events included the following:
•	American Express Agreement. In March 2010, we and American Express modified our December 2008 agreement under which we received $1.0 billion from American Express for their advance purchase of SkyMiles. Our obligations with respect to the advance payment will be satisfied by the use of SkyMiles by American Express over a specified period (“SkyMiles Usage Period”) rather than by cash payments from us to American Express. The March 2010 modification, among other things, changes the SkyMiles Usage Period to a three-year period beginning in December 2011 from a two-year period beginning in December 2010. For additional information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

•	Pension Obligations. We sponsor a defined benefit pension plan for eligible non-pilot Delta employees and retirees and defined benefit pension plans for eligible pre-merger Northwest employees and retirees, all of which have been frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act. We contributed $665 million to our defined benefit pension plans during the six months ended June 30, 2010. As a result of these contributions, we satisfied, on an accelerated basis, our minimum required contributions for our defined benefit pension plans for 2010.

•	Exit Revolving Facility. During the June 2010 quarter, we amended our $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”) to convert the $86 million revolving commitment of Lehman Commercial Paper, Inc. to a fully funded, non-revolving loan due April 2012. In addition, we prepaid the remaining $914 million of the Exit Revolving Facility. For additional information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

•	2010-1 EETC. In July 2010, we completed a $450 million offering of Pass Through Certificates, Series 2010-1A, through a pass through trust. We used $160 million in net proceeds to partially finance two B-777-200LR aircraft purchased in March 2010. The remaining $290 million will be used to partially refinance 22 aircraft currently supporting the 2000-1 EETC and will be held in escrow until the final maturity of the 2000-1 EETC in November 2010. The debt securities in this offering bear interest at a fixed rate of 6.2% per year and have a final maturity in July 2018. At June 30, 2010, we reclassified $290 million principal amount of the 2000-1 EETC from current maturities to long-term debt.
Sources and Uses of Cash
Cash flows from operating activities
     Cash provided by operating activities totaled $2.0 billion for the six months ended June 30, 2010, primarily reflecting (1) a $1.5 billion increase in advance ticket sales primarily for summer travel, (2) $487 million in net income after adjusting for reconciling items such as depreciation and amortization and (3) a $455 million increase in accounts payable and accrued liabilities primarily related to increased operations due to seasonality and the improving economy. Cash provided by operating activities for the six months ended June 30, 2010 was partially offset by (1) a $285 million increase in accounts receivable associated with advance ticket sales and the timing of settlements and (2) a $179 million decrease in frequent flyer liability.
     Cash provided by operating activities totaled $1.5 billion for the six months ended June 30, 2009, primarily reflecting (1) the return from counterparties of $1.1 billion of hedge margin primarily used to settle fuel hedge losses recognized during the period and (2) a $537 million increase in advance ticket sales for summer travel. Cash provided by operating activities for the six months ended June 30, 2009 was partially offset by $306 million in net loss after adjusting for reconciling items such as depreciation and amortization.

Cash flows from investing activities
     Cash used in investing activities totaled $555 million for the six months ended June 30, 2010, primarily reflecting investments of $449 million for flight equipment and $75 million for ground property and equipment. Included in flight equipment acquisitions are seven previously owned MD-90 aircraft, four previously leased B-757-200 and two B-777-200LR aircraft.
     Cash used in investing activities totaled $404 million for the six months ended June 30, 2009, primarily reflecting net investments of $498 million for flight equipment and $113 million for ground property and equipment, partially offset by a $121 million redemption of our investment in The Reserve Primary Fund and $76 million of proceeds from our sale of flight equipment.
Cash flows from financing activities
     Cash used in financing activities totaled $1.6 billion for the six months ended June 30, 2010, reflecting the repayment of $1.6 billion in long-term debt and capital lease obligations, including the prepayment of $914 million of our Exit Revolving Facility.
     Cash used in financing activities totaled $477 million for the six months ended June 2009, primarily reflecting the repayment of $853 million in long-term debt and capital lease obligations, partially offset by $390 million in proceeds primarily from long-term aircraft financing.
Application of Critical Accounting Policies
Critical Accounting Estimates
     For information regarding our Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
Recently Issued Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of transaction consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We intend to adopt this standard on a prospective basis beginning January 1, 2011. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

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
     The following tables show reconciliations of non-GAAP financial measures to the corresponding GAAP financial measures. We exclude the following items from CASM:
•	Ancillary businesses. Ancillary businesses are not related to the generation of a seat mile. These businesses include aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and our dedicated freighter operations, which we discontinued on December 31, 2009.

•	Profit sharing. Management believes the exclusion of this item provides a more meaningful comparison of our results to the airline industry and prior year results.

•	Restructuring and merger-related items. Management believes the exclusion of this item is helpful to investors to evaluate our recurring operational performance.

•	Aircraft fuel and related taxes. Management believes the volatility in fuel prices impacts the comparability of year-over-year financial performance.

	Three Months Ended June 30,
	2010	2009

CASM	12.46 ¢	11.86 ¢
Items excluded:
Ancillary businesses	(0.28)	(0.31)
Profit sharing	(0.15)	—
Restructuring and merger-related items	(0.14)	(0.10)
Aircraft fuel and related taxes	(3.81)	(3.39)

CASM excluding aircraft fuel and related taxes, profit sharing and special items	8.08 ¢	8.06 ¢

     The following table shows a reconciliation from consolidated operating expense to mainline operating expense, which is used to calcuate mainline CASM.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Consolidated operating expense	$7,316	$6,999	$14,096	$14,166
Less regional carriers operating expense	(1,505)	(1,452)	(2,987)	(2,820)

Mainline operating expense	$5,811	$5,547	$11,109	$11,346

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K, other than those discussed below.
     The following sensitivity analysis does not consider the effects of a change in demand for air travel, the economy as a whole or actions we may take to seek to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.
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
     As of June 30, 2010, our open fuel hedge position for the six months ending December 31, 2010 and year ending December 31, 2011 is as follows:

			Contract Fair
			Value at
	Weighted	Percentage of	June 30, 2010
	Average Contract	Projected	Based Upon
	Strike Price	Fuel Requirements	$76 per Barrel of
(in millions, unless otherwise stated)	per Gallon	Hedged	Crude Oil

2010
Crude Oil
Call options	$2.01	20%	$20
Collars – cap/floor	2.01/1.75	18	(13)
Swaps	1.89	2	(2)
Jet Fuel
Call options	2.06	5	15
Swaps	2.12	5	(4)

Total		50%	$16

2011
Crude Oil
Call options	$2.03	20%	$144
Collars – cap/floor	2.09/1.77	7%	(11)

Total		27%	$133

     For the six months ended June 30, 2010, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $4.2 billion, or 30%, of our total operating expense, including $26 million of net fuel hedge costs. The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for the six months ending December 31, 2010 based on the impact of our open fuel hedge contracts at June 30, 2010, assuming the following per barrel prices of crude oil:

				Fuel Hedge
				Margin
	Decrease			(Posted to)
	(Increase) to Fuel	Hedge (Loss)		Received from
(in millions)	Expense(1)	Gain(2)	Net impact	Counterparties

$60 / barrel	$886	$(315)	$571	$(91)
$80 / barrel	(89)	(111)	(200)	58
$100 / barrel	(1,064)	310	(754)	771
$120 / barrel	(2,040)	799	(1,241)	1,635

(1)	Projection based upon the decrease (increase) to fuel expense as compared to the estimated crude oil price per barrel of $76 and estimated aircraft fuel consumption of 2.0 billion gallons for the six months ending December 31, 2010.

(2)	Projection based upon average futures prices per gallon by contract settlement month.

ITEM 4. CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2010 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended June 30, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
July 30, 2010

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The legal proceeding discussed below has been described previously, including in our Form 10-K. The matter is described in this Form 10-Q to include recent developments in the case. For a discussion of a cargo matter involving Northwest, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Information – Other Matters” in Item 2 of Part I. “Item 3. Legal Proceedings” of our Form 10-K includes a discussion of other legal proceedings.
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
     In February 2010, the plaintiffs in the MDL proceeding filed a Consolidated Amended Class Action Complaint which substantially expanded the scope of the original complaint. In the consolidated amended complaint, the plaintiffs add new allegations concerning alleged signaling by both Delta and AirTran based upon statements made to the investment community by both carriers relating to industry capacity levels during 2008-2009. The plaintiffs also add a new cause of action against Delta alleging attempted monopolization in violation of Sherman Act § 2, paralleling a claim previously asserted against AirTran but not Delta. Plaintiffs have advised that they do not intend to seek certification of a class with respect to the Section 2 claims.
     Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits. Delta has filed a motion to dismiss, and plaintiffs have filed a motion to certify the Section 1 class. Both motions are currently pending.
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
An extended disruption in services provided by our third party regional carriers could have a material adverse effect on our results of operation.
     We utilize the services of third party providers in a number of areas in support of our operations that are integral to our business, including third party carriers in the Delta Connection program. While we have agreements with these providers that define expected service performance, we do not have direct control over the operations of these carriers. To the extent that a significant disruption in our regional operations occurs because any of these providers are unable to perform their obligations over an extended period of time, our revenue may be reduced or our expenses may be increased resulting in a material adverse effect on our results of operation.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
     We withheld the following shares of Delta common stock to satisfy tax withholding obligations during the June 2010 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number
				(or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

April 1-30, 2010	1,126,459	$12.19	1,126,459	(1)
May 1-31, 2010	10,651	$13.63	10,651	(1)
June 1-30, 2010	151,540	$13.55	151,540	(1)

Total	1,288,650		1,288,650

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan. The 2007 Performance Compensation Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Separation Agreement and General Release, dated June 4, 2010, by and between Delta Air Lines, Inc. and Michael J. Becker

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

31.2	Certification by Delta’s Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be filed by amendment

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
/s/ Hank Halter
Hank Halter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

July 30, 2010