Form 10-Q/A
period 2010-06-30
DELTA AIR LINES INC /DE/
filed 2010-08-02
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Delta Air Lines, Inc.
EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Delta Air Lines, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from Delta Air Lines, Inc.’s Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on July 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6. EXHIBITS
(a) Exhibits

10.1	Separation Agreement and General Release, dated June 4, 2010, by and between Delta Air Lines, Inc. and Michael J. Becker*

15	Letter from Ernst & Young LLP regarding unaudited interim financial information*

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010*

31.2	Certification by Delta’s Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010*

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed as Exhibit to Delta’s Quarterly Report on Form 10-Q for the period ended June 30, 2010
**	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
/s/ Hank Halter
Hank Halter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

July 30, 2010

3