Form 10-Q
period 2010-09-30
DELTA AIR LINES INC /DE/
filed 2010-10-25
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of September 30, 2010:
Common Stock, $0.0001 par value — 788,920,494 shares outstanding
     This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

FORWARD-LOOKING STATEMENTS
Notes to the Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. EXHIBITS
SIGNATURE
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in millions, except share data)	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$3,436	$4,607
Short-term investments	439	71
Restricted cash, cash equivalents and short-term investments	418	423
Accounts receivable, net of an allowance for uncollectible accounts of $36 and $47 at September 30, 2010 and December 31, 2009, respectively	1,512	1,353
Expendable parts and supplies inventories, net of an allowance for obsolescence of $106 and $75 at September 30, 2010 and December 31, 2009, respectively	278	327
Deferred income taxes, net	167	107
Prepaid expenses and other	1,071	853

Total current assets	7,321	7,741

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $3,836 and $2,924 at September 30, 2010 and December 31, 2009, respectively	20,184	20,433

Other Assets:
Goodwill	9,794	9,787
Identifiable intangibles, net of accumulated amortization of $512 and $451 at September 30, 2010 and December 31, 2009, respectively	4,766	4,829
Other noncurrent assets	1,088	749

Total other assets	15,648	15,365

Total assets	$43,153	$43,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$2,302	$1,533
Air traffic liability	3,767	3,074
Accounts payable	1,661	1,249
Frequent flyer deferred revenue	1,610	1,614
Accrued salaries and related benefits	1,280	1,037
Taxes payable	592	525
Other accrued liabilities	608	765

Total current liabilities	11,820	9,797

Noncurrent Liabilities:
Long-term debt and capital leases	13,063	15,665
Pension, postretirement and related benefits	11,383	11,745
Frequent flyer deferred revenue	2,916	3,198
Deferred income taxes, net	1,734	1,667
Other noncurrent liabilities	1,522	1,222

Total noncurrent liabilities	30,618	33,497

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 801,847,705 and 794,873,058 shares issued at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	13,900	13,827
Accumulated deficit	(9,271)	(9,845)
Accumulated other comprehensive loss	(3,716)	(3,563)
Treasury stock, at cost, 12,927,211 and 10,918,274 shares at September 30, 2010 and December 31, 2009, respectively	(198)	(174)

Total stockholders’ equity	715	245

Total liabilities and stockholders’ equity	$43,153	$43,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2010	2009	2010	2009

Operating Revenue:
Passenger:
Mainline	$6,204	$5,122	$16,170	$14,053
Regional carriers	1,571	1,402	4,420	3,975

Total passenger revenue	7,775	6,524	20,590	18,028
Cargo	227	177	614	535
Other, net	948	873	2,762	2,695

Total operating revenue	8,950	7,574	23,966	21,258

Operating Expense:
Aircraft fuel and related taxes	2,023	1,973	5,666	5,678
Salaries and related costs	1,669	1,722	5,043	5,151
Contract carrier arrangements	1,236	1,009	3,125	2,882
Aircraft maintenance materials and outside repairs	405	334	1,174	1,150
Contracted services	398	390	1,156	1,176
Passenger commissions and other selling expenses	404	384	1,145	1,069
Depreciation and amortization	375	385	1,139	1,152
Landing fees and other rents	331	340	968	971
Passenger service	190	181	493	477
Aircraft rent	92	123	305	363
Profit sharing	185	—	275	—
Restructuring and merger-related items	206	129	342	286
Other	433	400	1,212	1,181

Total operating expense	7,947	7,370	22,043	21,536

Operating Income (Loss)	1,003	204	1,923	(278)

Other (Expense) Income:
Interest expense	(256)	(217)	(780)	(647)
Amortization of debt discount, net	(53)	(102)	(170)	(304)
Interest income	7	4	30	23
Loss on extinguishment of debt	(360)	(83)	(360)	(83)
Miscellaneous, net	25	15	(55)	63

Total other expense, net	(637)	(383)	(1,335)	(948)

Income (Loss) Before Income Taxes	366	(179)	588	(1,226)

Income Tax (Provision) Benefit	(3)	18	(14)	14

Net Income (Loss)	$363	$(161)	$574	$(1,212)

Basic Earnings (Loss) per Share	$0.43	$(0.19)	$0.69	$(1.47)

Diluted Earnings (Loss) per Share	$0.43	$(0.19)	$0.68	$(1.47)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2010	2009
Net cash provided by operating activities	$2,514	$1,452

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(753)	(547)
Ground property and equipment, including technology	(168)	(185)
(Purchase) redemption of investments	(353)	121
Proceeds from sales of flight equipment	28	86
Proceeds from sale of subsidiary	21	—
Increase in restricted cash, cash equivalents and short-term investments	(18)	(124)
Other investments	(98)	—
Other, net	(16)	—

Net cash used in investing activities	(1,357)	(649)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,546)	(2,056)
Proceeds from long-term obligations	223	2,472
Other, net	(5)	(78)

Net cash (used in) provided by financing activities	(2,328)	338

Net (Decrease) Increase in Cash and Cash Equivalents	(1,171)	1,141

Cash and cash equivalents at beginning of period	4,607	4,255

Cash and cash equivalents at end of period	$3,436	$5,396

Non-cash transactions:
Flight equipment under capital leases	$203	$—
Debt relief through vendor negotiations	160	—
Debt discount on American Express Agreement	110	—
Flight equipment	56	43
Aircraft delivered under seller financing	20	408
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010
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
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results for the entire year.
     Based upon adjustments recorded at December 31, 2009, certain immaterial prior period amounts have been reclassified in the Consolidated Statements of Operations to conform to our current period presentation. The adjustments do not impact total operating expense or net income for any period presented in this Form 10-Q.
     We reclassified travel and incidental expenses, primarily crew meals and lodging expenses, from salaries and related costs to other operating expense. These expenses totaled $117 million and $352 million for the three and nine months ended September 30, 2009, respectively. We also adjusted our Consolidated Statements of Operations for certain costs incurred to provide services to our contract carriers, excluding Comair, Inc. (“Comair”), Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”); these costs are recorded as a reduction to salaries and related costs and contracted services, as appropriate, rather than as a reduction to other operating expense. These costs totaled $80 million and $222 million for the three and nine months ended September 30, 2009, respectively.
     In July 2010, we sold Compass and Mesaba, our wholly-owned subsidiaries, to Trans States Airlines Inc. (“Trans States”) and Pinnacle Airlines Corp. (“Pinnacle”), respectively. For additional information regarding these sales, see Note 5.
     We evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q, which is the date the financial statements were issued.

Recently Issued Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010 and may be adopted on a prospective or retrospective basis. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:
(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).
Assets (Liabilities) Measured at Fair Value on a Recurring Basis

			Significant Other	Significant
		Quoted Prices In	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs	Valuation
(in millions)	2010	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$3,174	$3,174	$—	$—	(a	)
Short-term investments	439	439	—	—	(a	)
Restricted cash equivalents and short-term investments	449	449	—	—	(a	)
Long-term investments	119	—	—	119	(c	)
Hedge derivatives, net
Aircraft fuel derivatives	301	—	301	—	(a	)(c)
Interest rate derivatives	(100)	—	(100)	—	(a	)(c)
Foreign currency derivatives	(56)	—	(56)	—	(a	)

			Significant Other	Significant
		Quoted Prices In	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs	Valuation
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$4,335	$4,335	$—	$—	(a	)
Short-term investments	71	—	—	71	(c	)
Restricted cash equivalents and short-term investments	435	435	—	—	(a	)
Long-term investments	129	—	—	129	(c	)
Hedge derivatives, net
Aircraft fuel derivatives	176	—	176	—	(a	)(c)
Interest rate derivatives	(45)	—	(45)	—	(a	)(c)
Foreign currency derivatives	(23)	—	(23)	—	(a	)

     Cash Equivalents. Short-term, highly liquid investments with maturities of three months or less when purchased, which primarily consist of money market funds and treasury bills, are classified as cash equivalents. These investments are recorded in cash and cash equivalents on our Consolidated Balance Sheets at cost, which approximates fair value.
     Short-term Investments. As of September 30, 2010, short-term investments on our Consolidated Balance Sheet consist of treasury bills with maturities of greater than three months and less than one year when purchased. These investments are recorded at cost, which approximates fair value.
     During the nine months ended September 30, 2010, we received $77 million in proceeds from an investment in a money market fund undergoing an orderly liquidation, $71 million of which was recorded in short-term investments on our Consolidated Balance Sheet at December 31, 2009. This investment was classified in Level 3 of the three-tier fair value hierarchy due to uncertainty regarding the timing and expected amount of our distribution.
     Restricted Cash Equivalents and Short-term Investments. Restricted investments with maturities of less than one year when purchased, which primarily consist of money market funds and time deposits, are classified as restricted cash equivalents and short-term investments. At September 30, 2010 and December 31, 2009, we recorded $416 million and $419 million, respectively, in restricted cash, cash equivalents and short-term investments and $33 million and $16 million, respectively, in other noncurrent assets on our Consolidated Balance Sheets. These investments are recorded at cost, which approximates fair value.
     Long-Term Investments. Our long-term investments are comprised of student loan backed and insured auction rate securities, which are recorded at fair value. At September 30, 2010 and December 31, 2009, the fair value of our auction rate securities was $119 million and $128 million, respectively. The cost of these investments was $143 million and $155 million, respectively. These investments are classified as long-term in other noncurrent assets on our Consolidated Balance Sheets due to the protracted failure in the auction process and long-term nature of these contractual maturities.
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

     Hedge Derivatives. Our derivative instruments are comprised of contracts that are privately negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default, including our own credit risk.
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
Assets Measured at Fair Value on a Nonrecurring Basis
     In September 2010, we recorded a $146 million impairment charge primarily related to our decision to substantially reduce Comair’s fleet over the next two years by retiring older, less-efficient CRJ-100/200 50-seat aircraft. In evaluating these aircraft for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, (3) the current and projected supply and demand of these aircraft and (4) the overall condition and age of the aircraft. Based on our fair value assessments, these aircraft have an estimated fair value of $97 million and are classified in Level 3 of the three-tier fair value hierarchy. For additional information regarding the Comair fleet reduction initiative, see Note 8.
Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt:

	September 30,	December 31,
(in millions)	2010	2009

Total debt at par value	$15,715	$18,068
Unamortized discount, net	(1,001)	(1,403)

Net carrying amount	$14,714	$16,665

Fair value(1)	$15,000	$15,400

(1)	The aggregate fair value of debt was based primarily on (1) reported market values and recently completed market transactions and (2) estimates based upon interest rates, maturities, credit risk and underlying collateral.
NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
     Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at September 30, 2010, we believe our derivative instruments designated as hedges will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

Hedge Position
     The following tables reflect the estimated fair value asset (liability) positions of our hedge contracts:

	September 30, 2010
			Prepaid				Hedge
			Expenses	Other	Other	Other	Margin
(in millions, unless	Notional	Maturity	and Other	Noncurrent	Accrued	Noncurrent	Receivable,
otherwise stated)	Balance	Date	Assets	Assets	Liabilities	Liabilities	net

Fuel hedge swaps, collars and call options	2.2 billion gallons — crude oil, jet fuel	October 2010 — March 2012	$238	$67	$(4)	$—
Interest rate swaps and call options	$1,216	August 2011 — May 2019	—	—	(35)	(65)
Foreign currency exchange forwards	85 billion Japanese yen; 282 million Canadian dollars	October 2010 — September 2013	1	1	(39)	(19)

Total designated as hedges			$239	$68	$(78)	$(84)	$11

	December 31, 2009
				Other	Other	Hedge
(in millions, unless	Notional	Maturity		Accrued	Noncurrent	Margin
otherwise stated)	Balance	Date	Assets	Liabilities	Liabilities	Payable, net

Fuel hedge swaps, collars and call options	795 million gallons — crude oil, heating oil, jet fuel	January 2010 — December 2010	$180	$(89)	$—
Interest rate swaps and call options	$1,478	September 2010 — May 2019	2	(38)	(9)
Foreign currency exchange forwards	55.8 billion Japanese yen; 295 million Canadian dollars	January 2010 — September 2012	1	(12)	(12)

Total designated as hedges			$183	$(139)	$(21)	$(10)

     As of September 30, 2010, our open fuel hedge position is as follows:

	Percentage of
	Projected
	Fuel	Fair Value at
	Requirements	September 30,
(in millions, unless otherwise stated)	Hedged	2010

Three months ending December 31, 2010	64%	$ 52
Year ending December 31, 2011	39	228
Year ending December 31, 2012	2	21

Total		$ 301

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 related to our hedge contracts are as follows:

			Effective Portion
	Effective Portion		Reclassified from
	Recognized in		Accumulated Other		Ineffective Portion
	Accumulated Other		Comprehensive Loss to		Recognized in Other
	Comprehensive Loss		Earnings		(Expense) Income
	Three Months Ended September 30,
(in millions)	2010	2009	2010	2009	2010	2009

Fuel hedge swaps, collars and call options(1)	$165	$140	$(66)	$(226)	$12	$8
Interest rate swaps and call options(2)	(16)	(16)	(1)	1	—	—
Foreign currency exchange forwards and collars(3)	(25)	(52)	(12)	—	—	—

Total designated as hedges	$124	$72	$(79)	$(225)	$12	$8

			Effective Portion
	Effective Portion		Reclassified from
	Recognized in		Accumulated Other		Ineffective Portion
	Accumulated Other		Comprehensive Loss to		Recognized in Other
	Comprehensive Loss		Earnings		(Expense) Income
	Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009	2010	2009

Fuel hedge swaps, collars and call options(1)	$(61)	$1,154	$(92)	$(1,287)	$(25)	$45
Interest rate swaps and call options(2)	(55)	31	(1)	—	—	—
Foreign currency exchange forwards and collars(3)	(33)	(16)	(21)	2	—	—

Total designated as hedges	$(149)	$1,169	$(114)	$(1,285)	$(25)	$45

(1)	Gains (losses) on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Gains (losses) on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains (losses) on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.
     We recorded a loss of $15 million in aircraft fuel and related taxes on our Consolidated Statement of Operations for the nine months ended September 30, 2009 related to Northwest derivative contracts that were not designated as hedges. As of September 30, 2010, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $76 million of net losses on our hedge contracts scheduled to settle in the next 12 months.
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
     Due to the estimated fair value position of our hedge contracts as of September 30, 2010, the hedge margin received from and provided to counterparties was not significant.

NOTE 4. DEBT
     The following table summarizes our debt at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in millions)	2010	2009

Senior Secured Exit Financing Facilities due 2012 and 2014	$1,461	$2,444
Senior Secured Credit Facilities due 2013	248	249
Senior Secured Notes due 2014	675	750
Senior Second Lien Notes due 2015	397	600
Bank Revolving Credit Facilities due 2010 and 2012	—	—
Other Financing Arrangements
Certificates due in installments from 2010 to 2023	5,312	5,709
Aircraft financings due in installments from 2010 to 2025	5,481	6,005
Other secured financings due in installments from 2010 to 2031	753	911

Total secured debt	14,327	16,668

American Express Agreement	1,000	1,000
Clayton County Bonds, Series 2009 due in installments from 2014 to 2035	150	150
Other unsecured debt due in installments from 2011 to 2030	238	250

Total unsecured debt	1,388	1,400

Total secured and unsecured debt	15,715	18,068
Unamortized discount, net	(1,001)	(1,403)

Total debt	14,714	16,665
Less: current maturities	(2,197)	(1,445)

Total long-term debt	$12,517	$15,220

     Significant debt related events during the nine months ended September 30, 2010 included the following:
     Senior Secured Exit Financing Facilities due 2012 and 2014. During the June 2010 quarter, we amended our $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”) to convert the $86 million revolving commitment of Lehman Commercial Paper, Inc. to a fully funded, non-revolving loan due April 2012. In addition, we prepaid the remaining $914 million of the Exit Revolving Facility. Borrowings under the Exit Revolving Facility can be prepaid without penalty and amounts prepaid can be reborrowed. As of September 30, 2010, the $914 million Exit Revolving Facility was undrawn.
     Senior Secured Notes due 2014. During the September 2010 quarter, we redeemed $75 million of 9.5% Senior Secured Notes due 2014.
     Senior Second Lien Notes due 2015. During the September 2010 quarter, we purchased in a cash tender offer $171 million of Senior Second Lien Notes due 2015, which have a fixed interest rate of 12.25% per annum.
     Other Financing Arrangements. During the September 2010 quarter, we (1) purchased in cash tender offers $129 million of four series of Pass-Through Trust Certificates, (2) achieved $160 million of debt relief through vendor negotiations and (3) repurchased $153 million of debt in open market transactions and private purchases. We also restructured $783 million of existing debt, including changes in applicable interest rates and other payment terms. The restructured debt has a book value of $783 million, which approximates fair value.
     In July 2010, we completed a $450 million offering of Pass Through Certificates, Series 2010-1A, through a pass through trust. We used $160 million in net proceeds to partially finance two B-777-200LR aircraft purchased in March 2010. The remaining $290 million will be used to partially refinance 22 aircraft currently supporting the 2000-1 EETC and will be held in escrow until the final maturity of the 2000-1 EETC in November 2010. The debt securities in this offering bear interest at a fixed rate of 6.2% per year and have a final maturity in July 2018. At September 30, 2010, $276 million of the $290 million principal amount of the 2000-1 EETC is classified as long-term debt.

     American Express Agreement. In March 2010, we and American Express modified our December 2008 agreement under which we received $1.0 billion from American Express for their advance purchase of SkyMiles. This advance payment is classified as long-term debt on our Consolidated Balance Sheets. Our obligations with respect to, the advance payment will be satisfied by the use of SkyMiles by American Express over a specified period (“SkyMiles Usage Period”) rather than by cash payments from us to American Express. The March 2010 modification, among other things, (1) provides that Delta-American Express co-branded credit card holders may check their first bag for free on every Delta flight through June 2013, (2) changes the SkyMiles Usage Period to a three-year period beginning in December 2011 from a two-year period beginning in December 2010, and (3) gives American Express the option to extend the December 2008 agreement for one year. The change in the SkyMiles Usage Period deferred $31 million and $480 million of debt maturities for the three months ending December 31, 2010 and year ending December 31, 2011, respectively.
     Unamortized Discount, Net. Unamortized discount, net represents a reduction in the carrying value of (1) Northwest’s debt as a result of purchase accounting related to the Merger, (2) the debt recorded in connection with our American Express Agreement and (3) fair value adjustments to our long-term debt in connection with our adoption of fresh start reporting upon emergence from bankruptcy. As described in the table below, we amortize these adjustments over the remaining maturities of the respective debt to amortization of debt discount, net on our Consolidated Statements of Operations.
     During the September 2010 quarter, we completed the transactions described under “Senior Secured Notes due 2014”, “Senior Secured Lien Notes due 2015” and “Other Financing Arrangements”. As a result of these transactions, we recorded a $360 million loss on extinguishment of debt, of which $288 million related to a non-cash write-off of debt discounts that were recorded as part of purchase accounting.
Future Maturities
     The following table summarizes scheduled maturities of our debt, including current maturities, at September 30, 2010:

Years Ending December 31,	Total Secured and	Amortization of
(in millions)	Unsecured Debt	Debt Discount, Net

Three months ending December 31, 2010	$448	$(50)
2011	2,091	(206)
2012	2,366	(206)
2013	1,765	(168)
2014	3,092	(110)
Thereafter	5,953	(261)

Total	$15,715	$(1,001)	$14,714

Covenants
     We were in compliance with all covenants in our financing agreements at September 30, 2010.
NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Commitments
     Future aircraft purchase commitments at September 30, 2010 are estimated to total approximately $2.9 billion. The following table shows the timing of these commitments:

Years Ending December 31,
(in millions)	Total

Three months ending December 31, 2010	$190
2011	60
2020 and thereafter	2,610

Total	$2,860

     Our aircraft commitments at September 30, 2010 relate to 18 B-787-8 aircraft, 13 previously owned MD-90 aircraft and four B-737-800 aircraft. Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.
     During the September 2010 quarter, we entered into an agreement with The Boeing Company to reaffirm our previous orders for 18 B-787-8 aircraft and to defer delivery of those aircraft from 2008-2010 to 2020-2022.
     We have entered into definitive agreements to sell the four B-737-800 aircraft to third parties immediately following delivery of those aircraft to us by the manufacturer. We have not received any notice that these third parties have defaulted on their purchase obligations. These sales will reduce our future commitments by approximately $150 million through December 31, 2010.
Contract Carrier Agreements
     During the nine months ended September 30, 2010, we had contract carrier agreements with 10 contract carriers, including our wholly-owned subsidiary, Comair. For additional information about our contract carrier agreements, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.
     In May 2010, the U.S. District Court for the Northern District of Georgia ruled that in March 2008 we properly terminated our capacity purchase agreement with Freedom Airlines, Inc. (“Freedom”) and its parent company, Mesa Air Group, Inc. Freedom ceased operating flights for us under a capacity purchase agreement on September 1, 2010.
     In July 2010, we sold Compass and Mesaba, our wholly-owned subsidiaries, to Trans States and Pinnacle, respectively. The sales of Compass and Mesaba did not have a material impact on our Consolidated Financial Statements. Upon the closing of these transactions, we entered into new or amended long-term capacity purchase agreements with Compass, Mesaba and Pinnacle, which increased our aggregate minimum fixed obligations under capacity purchase agreements by $1.1 billion over the next ten years. These obligations (1) contemplate minimum levels of flying by Compass, Mesaba, and Pinnacle and (2) reflect assumptions regarding certain associated costs such as for fuel, labor, maintenance, insurance, catering, property taxes and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations.
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
     We estimate that the total fair values, determined as of September 30, 2010, of the aircraft that Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the “Put Right”) are approximately $180 million and $350 million, respectively. The actual amount that we may be required to pay in these circumstances may be materially different from these estimates. If the Chautauqua or Shuttle America Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

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
Credit Card Processing Agreements
Visa/MasterCard Processing Agreement
     Our Visa/MasterCard credit card processing agreement provides that no cash reserve (“Reserve”) is required except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the processor can establish a Reserve, the amount of the Reserve would be equal to the potential liability of the credit card processor for tickets purchased with Visa or MasterCard that had not yet been used for travel. There was no Reserve as of September 30, 2010 or December 31, 2009.
American Express
     Our American Express credit card processing agreement provides that no withholding of payment related to receivables collected will occur except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which American Express is permitted to withhold payment related to receivables collected, the amount that can be withheld is an amount up to American Express’ potential liability for tickets purchased with the American Express credit card that had not yet been used for travel. No amounts were withheld as of September 30, 2010 or December 31, 2009.
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

Employees Under Collective Bargaining Agreements
     At September 30, 2010, we had 79,005 full-time equivalent employees. Approximately 37% of these employees were represented by unions.
     In connection with efforts to resolve union representation for employee groups where representation has not been resolved following our merger with Northwest, the National Mediation Board recently authorized and set the dates for elections for the following employee groups:

		Approximate
		Number of
	Union Seeking	Employees
Employee Group	Representation	(as of June 30, 2010)	Election Period

Flight Attendants	AFA(1)	20,100	September 29 - November 3, 2010
Fleet Service (2)	IAM(3)	14,100	October 14 - November 18, 2010
Stores Employees (4)	IAM	700	October 25 - November 22, 2010
Passenger Service (5)	IAM	16,400	November 2 - December 7, 2010

(1)	Association of Flight Attendants-CWA

(2)	Includes below-wing airport customer service employees, cargo warehouse employees and related positions

(3)	International Association of Machinists and Aerospace Workers

(4)	Includes technical operations supply attendants, stock clerks and stores utility employees

(5)	Includes above-wing airport customer service agents, cargo sales agents and passenger reservations sales agents
     In an election ending in September 2010, Delta’s 91 simulator technicians rejected representation by the IAM.
War-Risk Insurance Contingency
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through December 31, 2010, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.
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

NOTE 6. EMPLOYEE BENEFIT PLANS
     The following tables show the components of net periodic cost:

			Other Postretirement and
	Pension Benefits		Postemployment Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Service cost	$—	$—	$14	$14
Interest cost	245	250	49	54
Expected return on plan assets	(169)	(153)	(22)	(21)
Amortization of prior service benefit	—	—	(1)	—
Recognized net actuarial loss (gain)	12	9	(1)	1
Settlements	4	4	—	—

Net periodic cost	$92	$110	$39	$48

			Other Postretirement and
	Pension Benefits		Postemployment Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Service cost	$—	$—	$44	$40
Interest cost	737	752	147	156
Expected return on plan assets	(508)	(461)	(68)	(59)
Amortization of prior service benefit	—	—	(3)	—
Recognized net actuarial loss (gain)	36	25	(3)	(1)
Special termination and settlements	10	8	—	6

Net periodic cost	$275	$324	$117	$142

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss:

	Pension and
	Other Benefits	Derivative	Valuation
(in millions)	Liability	Instruments	Allowance	Total

Balance at December 31, 2009	$(2,011)	$(345)	$(1,207)	$(3,563)

Pension and other benefit adjustments	11	—	—	11
Changes in fair value	—	33	—	33
Reclassification to earnings	—	17	—	17
Tax effect	(4)	(19)	23	—

Balance at March 31, 2010	(2,004)	(314)	(1,184)	(3,502)

Pension and other benefit adjustments	(28)	—	—	(28)
Changes in fair value	—	(341)	—	(341)
Reclassification to earnings	—	18	—	18
Tax effect	10	120	(130)	—

Balance at June 30, 2010	(2,022)	(517)	(1,314)	(3,853)

Pension and other benefit adjustments	13	—	—	13
Changes in fair value	—	45	—	45
Reclassification to earnings	—	79	—	79
Tax effect	(5)	(46)	51	—

Balance at September 30, 2010	$(2,014)	$(439)	$(1,263)	$(3,716)

     Total other comprehensive income for the three and nine months ended September 30, 2010 was $500 million and $421 million, respectively. Total other comprehensive loss for the three and nine months ended September 30, 2009 was $105 million and $39 million, respectively.

NOTE 8. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Asset impairment	$146	$—	$182	$—
Merger-related items	53	70	145	177
Severance and related costs	7	51	15	101
Facilities and other	—	8	—	8

Total restructuring and merger-related items	$206	$129	$342	$286

     Asset Impairment. In September 2010, we recorded a $146 million impairment charge related to our decision to substantially reduce Comair’s fleet over the next two years by retiring older, less-efficient CRJ-100/200 50-seat aircraft. For a discussion of the techniques used to estimate the current fair values, see Note 2.
     During the March 2010 quarter, we recorded an impairment charge related to our retired B-747-200 aircraft, which we sold in the September 2010 quarter.
     Merger-Related Items. Merger-related items are costs associated with Northwest and the integration of Northwest operations into Delta.
     Severance and Related Costs. During the three and nine months ended September 30, 2010, we recorded $7 million and $15 million, respectively, in severance charges for our wholly-owned subsidiaries primarily associated with (1) the Comair fleet reduction initiative announced in the September 2010 quarter and (2) the consolidation of operations at the Cincinnati/Northern Kentucky International Airport during the March 2010 quarter. During the three and nine months ended September 30, 2009, we recorded $51 million and $101 million, respectively, primarily associated with voluntary workforce reduction programs.
     The following table shows the balances for restructuring charges as of September 30, 2010, and the activity for the nine months then ended:

	Liability			Liability
	Balance at	Additional		Balance at
	December 31,	Costs and		September 30,
(in millions)	2009	Expenses	Payments	2010

Severance and related costs	$69	$15	$(51)	$33
Facilities and other	74	—	(18)	56

Total	$143	$15	$(69)	$89

NOTE 9. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2007, the Delta Debtors emerged from bankruptcy. Under the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. Delta’s Plan of Reorganization contemplates the distribution of 400 million shares of common stock, consisting of 386 million shares to holders of allowed, general, unsecured claims and 14 million shares to eligible non-contract, non-management employees. As of September 30, 2010, we have (1) distributed 335 million shares of common stock to holders of $14 billion of allowed general, unsecured claims, (2) issued 14 million shares of common stock to eligible non-contract, non-management employees and (3) reserved 51 million shares of common stock for issuance to holders of allowed general, unsecured claims.

     In September 2005, Northwest Airlines Corporation and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of September 30, 2010, five million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     We believe there will be no further material impact to the Consolidated Statements of Operations from the settlement of claims because the holders of such claims will receive under Delta’s and Northwest’s Plan of Reorganization, as the case may be, only their pro rata share of the distributions of common stock contemplated by the applicable Plan of Reorganization.
NOTE 10. EARNINGS (LOSS) PER SHARE
     We calculate basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. Accordingly, the calculation of basic earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 assumes there was outstanding at the beginning of each of these periods (1) all 386 million shares of Delta common stock contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims and (2) nine million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization. Similarly, the calculation of basic loss per share for the three and nine months ended September 30, 2009 assumes there was outstanding at the beginning of the period 50 million shares of Delta common stock we agreed to issue on behalf of Delta and Northwest pilots in connection with the Merger.
     The following table shows our computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2010	2009	2010	2009

Basic:
Net income (loss)	$363	$(161)	$574	$(1,212)
Basic weighted average shares outstanding	835	828	834	826

Basic earnings (loss) per share	$0.43	$(0.19)	$0.69	$(1.47)

Diluted:
Net income (loss)	$363	$(161)	$574	$(1,212)
Basic weighted average shares outstanding	835	828	834	826
Dilutive effects of share based awards	7	—	8	—

Diluted weighted average shares outstanding	842	828	842	826

Diluted earnings (loss) per share	$0.43	$(0.19)	$0.68	$(1.47)

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	25	33	23	33

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
     We believe the Northwest merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives. We also believe the merger will generate approximately $2 billion in annual revenue and cost synergies from more effective aircraft utilization, a more comprehensive and diversified route system, reduced overhead and improved operational efficiency. We have completed substantially all customer facing merger-related milestones and the majority of our merger integration.
September 2010 Quarter Financial Highlights
     We reported net income of $363 million in the September 2010 quarter, compared to a net loss of $161 million in the September 2009 quarter. Our improved results primarily reflect a strengthening of the airline industry revenue environment, including increased demand for business travel, which as discussed below, was partially offset by a primarily non-cash loss on extinguishment of debt as well as higher fuel prices, profit sharing expense and restructuring and merger related costs.
     Total passenger revenue increased $1.3 billion, or 19%, in the September 2010 quarter while capacity, or available seat miles (“ASMs”), increased 2% compared to the September 2009 quarter. Passenger revenue per available seat mile (“PRASM”) increased over 16% driven by a 16% increase in passenger mile yield on a flat load factor, reflecting both an increase in demand for air travel and an increase in fares. Our international mainline passenger revenue increased $724 million, or 33%, due to a 29% increase in PRASM and a 2.2 point increase in load factor on a 3% increase in capacity. International mainline passenger mile yield rose 26%, reflecting an increase in business and leisure travel and an increase in fares. Domestic mainline passenger revenue increased $358 million, or 12%, on an 11% increase in passenger mile yield and 3% increase in capacity.
     Volatile fuel prices continue to represent a significant risk to our business and the airline industry as a whole. Including our contract carriers under capacity purchase agreements, our unhedged fuel price increased 17% to $2.23 per gallon compared to $1.91 per gallon in the September 2009 quarter. Our fuel price, including the impact of our fuel hedge contracts, was $2.29 per gallon for the September 2010 quarter compared to $2.13 per gallon for the September 2009 quarter. We recorded $64 million in net fuel hedge costs as operating expense in the September 2010 quarter, compared to $226 million in fuel hedge losses in the September 2009 quarter. In an on-going effort to manage fuel price risk, we enter into derivative instruments to hedge a portion of our projected aircraft fuel requirements. As of September 30, 2010, we have hedged approximately 64% and 39% of our projected fuel requirements for the December 2010 quarter and calendar year 2011, respectively.
     Our consolidated operating cost per ASM for the September 2010 quarter excluding aircraft fuel and related taxes, profit sharing and special items (“CASM excluding certain items”), (a non-GAAP financial measure as defined in “Supplemental Information” below) was $7.84 cents. The performance of this metric was flat compared to the September 2009 quarter on 2% higher capacity. Merger cost synergies and productivity improvements offset higher revenue-related expenses and pay increases for frontline employees. We continue to focus on maintaining a competitive cost structure through disciplined spending and productivity initiatives.

     Our net income for the September 2010 quarter includes (1) a $360 million charge associated with the primarily non-cash loss on extinguishment of debt, including the write-off of unamortized debt discount, as part of our debt reduction initiatives, (2) a $153 million charge related to the Comair fleet reduction initiative, and (3) a $53 million charge primarily for merger-related items associated with Northwest and the integration of Northwest operations into Delta. Our net loss for the September 2009 quarter includes (1) an $83 million non-cash loss on extinguishment of debt for the write-off of unamortized debt discount, (2) a $70 million charge for merger-related items and (3) a $51 million charge primarily associated with voluntary workforce reduction programs.
     At September 30, 2010, we had $3.9 billion in cash and cash equivalents and short-term investments, and $1.6 billion in undrawn revolving credit facilities. During the September 2010 quarter, cash provided by operating activities was $514 million. During that period, we repaid $924 million in long-term debt and capital lease obligations. We also invested $397 million in property and equipment, including the purchase of 10 leased B-767-300 aircraft, three leased MD-88 aircraft, two B-737-800 aircraft, two previously owned MD-90 aircraft and one leased B-767-300ER aircraft. In July 2010, we completed a $450 million offering of Pass Through Certificates, Series 2010-1A. For additional information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.
Recent Initiatives
     New York Strategy. Strengthening our position in New York City through increased corporate sales, improved facilities and increased and new service from New York is a key component of our network strategy. During the September 2010 quarter, we announced plans to redevelop our facilities at John F. Kennedy Airport (“JFK”). This project includes (1) the enhancement and expansion of an existing terminal which we plan to use to operate all of our international flights at JFK (“Expanded Terminal”); (2) the demolition of the aging terminal we currently use at JFK for most of our international flights; (3) the development of that site for aircraft parking positions to support our operations; and (4) the construction of a pedestrian connector between the terminal we primarily use for domestic flights and the Expanded Terminal. This project is intended to strengthen our competitive position and customer service in New York City, the largest airline market in the United States. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance.
     We estimate this redevelopment project will cost approximately $1.2 billion and will be completed in stages over the next three to five years. We expect a substantial majority of the project costs will be funded by special project bonds to be issued by the Port Authority of New York and New Jersey (“Port Authority”). Principal and interest on those bonds will be paid from rental payments made by the lessee of the Expanded Terminal under its lease with the Port Authority. We will sublease space in the Expanded Terminal and our payments under the sublease will be sufficient to cover (1) the payment of principal and interest on the bonds allocable to our use of the space in the Expanded Terminal and (2) other costs related to our use of that space.
     In August 2009, we announced our intention to make New York’s LaGuardia Airport a domestic hub through a slot transaction with US Airways. In May 2010, the Federal Aviation Administration and the U.S. Department of Transportation issued an order granting the waiver necessary to approve our agreement with US Airways. However, the waiver was conditioned on the parties’ agreement to a slot divestiture process which was not acceptable. In July 2010, we and US Airways appealed the order to the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of the appeal.

     Debt Reduction Initiatives. During the September 2010 quarter, we completed several debt reduction and delevering initiatives, including the following:
•	Reducing scheduled debt maturities by $688 million principal amount by:
-	Repurchasing $300 million of our debt in cash tender offers;

-	Achieving $160 million of debt relief through vendor negotiations;

-	Repurchasing $153 million of debt through open market transactions and private purchases; and

-	Redeeming $75 million of other secured financings;
•	Restructuring $783 million of existing debt, including changes in applicable interest rates and other payment terms;

•	Purchasing aircraft off-lease for $108 million;
     We used $682 million during the September 2010 quarter to complete these debt reduction initiatives. These transactions resulted in a $360 million loss on extinguishment of debt, of which $288 million related to a non-cash write-off of debt discounts that were recorded as part of purchase accounting to recognize Northwest’s debt at fair value.
     Comair Fleet Reduction. In September 2010, we announced an initiative to substantially reduce Comair’s fleet over the next two years by retiring older, less-efficient CRJ-100/200 50-seat aircraft. This initiative will reduce staffing across the Comair organization through voluntary and involuntary workforce reductions.
     Other Initiatives. We believe our global network, hub structure and alliances with other airlines enables us to offer our customers an improved global reach. We continue to increase our global reach through alliance and codeshare partnerships, including Alitalia joining our transatlantic joint venture with Air France-KLM retroactive to April 2010 as well as the decisions by Aerolineas Argentinas; China Airlines; China Eastern; TAROM, Romania’s flag carrier; and Vietnam Airlines to join the SkyTeam global airline alliance.
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
     Employee Matters. In connection with efforts to resolve union representation for employee groups where representation has not been resolved following our merger with Northwest, the National Mediation Board recently authorized and set the dates for elections for several employee groups. For additional information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations — September 2010 and 2009 Quarters
Operating Revenue

			vs. Three Months Ended
			September 30, 2009
	Three Months	Three Months		%
	Ended	Ended	Increase	Increase
(in millions)	September 30, 2010	September 30, 2009	(Decrease)	(Decrease)

Operating Revenue:
Passenger:
Mainline	$6,204	$5,122	$1,082	21%
Regional carriers	1,571	1,402	169	12%

Total passenger revenue	7,775	6,524	1,251	19%
Cargo	227	177	50	28%
Other, net	948	873	75	9%

Total operating revenue	$8,950	$7,574	$1,376	18%

		Increase (Decrease)
		vs. Three Months Ended September 30, 2009
	Three Months
	Ended				Passenger
	September 30,	Passenger	RPMs(1)	ASMs	Mile		Load
(in millions)	2010	Revenue	(Traffic)	(Capacity)	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$3,259	12%	1%	3%	11%	9%	(1.5) pts
Atlantic	1,698	25%	2%	1%	23%	25%	1.2 pts
Pacific	881	54%	13%	6%	36%	45%	5.3 pts
Latin America	366	24%	8%	7%	15%	16%	0.6 pts

Total Mainline	6,204	21%	3%	3%	18%	18%	0.2 pts
Regional carriers	1,571	12%	(2)%	(1)%	14%	13%	(0.8)pts

Total passenger revenue	$7,775	19%	2%	2%	16%	16%	0.1 pts

(1)	Revenue passenger miles (“RPMs”)
     Mainline Passenger Revenue. Mainline passenger revenue increased 21% in the September 2010 quarter compared to the September 2009 quarter primarily due to increased business demand for air travel and an increase in fares. During the September 2009 quarter, weakened demand for air travel from the global recession and related capacity reductions had a significant negative impact on our mainline passenger revenue.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 12% from a 9% increase in PRASM on a 3% increase in capacity. The passenger mile yield increased 11%, reflecting an increase in business travel and an increase in fares.

•	International Passenger Revenue. International passenger revenue increased 33% from a 29% increase in PRASM and a 2.2 point increase in load factor on a 3% increase in capacity. The passenger mile yield increased 26%, reflecting an increase in business and leisure travel and an increase in fares. The Atlantic and Pacific markets realized a 23% and 36% increase in passenger mile yield, respectively, due to the strengthening airline revenue environment and increased business demand.
     Regional carriers. Passenger revenue of regional carriers increased 12% from a 13% increase in PRASM on a 1% decline in capacity. The passenger mile yield increased 14%, reflecting an increase in demand for air travel and an increase in fares.
     Cargo. Cargo revenue increased $50 million due to higher cargo yield and international volume, partially offset by capacity reductions.
     Other, net. Other, net revenue increased $75 million primarily due to increased volume of checked bags.

Operating Expense

	Three Months Ended		vs. Three Months Ended
	September 30,		September 30, 2009
				%
			Increase	Increase
(in millions)	2010	2009	(Decrease)	(Decrease)

Operating Expense:
Aircraft fuel and related taxes	$2,023	$1,973	$50	3%
Salaries and related costs	1,669	1,722	(53)	(3)%
Contract carrier arrangements	1,236	1,009	227	22%
Aircraft maintenance materials and outside repairs	405	334	71	21%
Contracted services	398	390	8	2%
Passenger commissions and other selling expenses	404	384	20	5%
Depreciation and amortization	375	385	(10)	(3)%
Landing fees and other rents	331	340	(9)	(3)%
Passenger service	190	181	9	5%
Aircraft rent	92	123	(31)	(25)%
Profit sharing	185	—	185	NM (1)
Restructuring and merger-related items	206	129	77	60%
Other	433	400	33	8%

Total operating expense	$7,947	$7,370	$577	8%

(1)	NM — not meaningful
     In July 2010, we sold Compass and Mesaba to Trans States and Pinnacle, respectively. Prior to these sales, expenses related to Compass and Mesaba as our wholly-owned subsidiaries were reported in the applicable expense line items. Subsequent to these sales, expenses related to Compass and Mesaba are reported as contract carrier arrangements expense.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes increased primarily due to higher average unhedged fuel prices increasing fuel costs $269 million, partially offset by (1) a $162 million reduction in fuel hedge losses and (2) $77 million as a result of the sales of Compass and Mesaba. We recorded $64 million in net fuel hedge costs in the September 2010 quarter, compared to $226 million in fuel hedge losses in the September 2009 quarter. The fuel hedge losses in the September 2009 quarter were primarily from hedge contracts purchased in 2008 when fuel prices reached record highs and were expected to continue to rise.
     Salaries and related costs. The decrease in salaries and related costs is primarily due to (1) the sales of Compass and Mesaba, (2) a 1% average decrease in staffing related to voluntary workforce reduction programs and (3) lower pension expense primarily from an increase in the value of our defined benefit plan assets. These factors were partially offset by pay increases for frontline employees.
     Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) the sales of Compass and Mesaba and (2) higher average fuel prices. These increases were partially offset by (1) lower overall expense from a reduction in capacity and (2) reduced contract carrier rates from the transfer of ground handling services to one of our wholly-owned subsidiaries and third party vendors.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs increased primarily due to increased volume of outside airframe and engine repairs for our aircraft.
     Aircraft rent. Aircraft rent decreased due to (1) the sales of Compass and Mesaba and (2) the renegotiation of existing leases.
     Profit sharing. We recorded $185 million related to our broad-based employee profit sharing plans during the September 2010 quarter. We did not record any profit sharing expense in 2009. Our broad-based profit sharing plans provide that, for each year in which we have an annual pre-tax profit (as defined), we will pay a specified portion of that profit to eligible employees.

     Restructuring and merger-related items. Restructuring and merger-related items increased $77 million, primarily due to the following:
•	During the September 2010 quarter, we recorded a $206 million charge primarily related to (1) the Comair fleet reduction initiative and (2) merger-related items associated with Northwest and the integration of Northwest operations into Delta.

•	During the September 2009 quarter, we recorded (1) a $78 million charge primarily for merger-related items and (2) a $51 million charge in connection with employee workforce reduction programs.
Other (Expense) Income
     Other expense, net for the September 2010 quarter was $637 million compared to $383 million for the September 2009 quarter. This change is attributable to the following:

(Unfavorable) Favorable vs.
Three Months Ended
(in millions)	September 30, 2009

Loss on extinguishment of debt	$(277)
Net interest expense	(36)
Foreign currency exchange rates	(5)
Amortization of debt discount, net	49
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	4
Other	11

Total other expense, net	$(254)

     For additional information regarding our loss on extinguishment of debt and amortization of debt discount, net, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes
     We recorded an income tax provision of $3 million for the September 2010 quarter, primarily related to international and state income taxes. For U.S. federal income tax purposes, we did not record an income tax provision for the September 2010 quarter, since our deferred tax assets are fully reserved by a valuation allowance. We recorded an income tax benefit of $18 million for the September 2009 quarter, primarily related to a refund of income tax partially offset by international and state income taxes. The income tax benefit recorded was not a result of our loss in that period. The deferred tax asset resulting from such a net operating loss was fully reserved by a valuation allowance.
Results of Operations — Nine Months Ended September 30, 2010 and 2009
Operating Revenue

			vs. Nine Months Ended
			September 30, 2009
	Nine Months	Nine Months		%
	Ended	Ended	Increase	Increase
(in millions)	September 30, 2010	September 30, 2009	(Decrease)	(Decrease)

Operating Revenue:
Passenger:
Mainline	$16,170	$14,053	$2,117	15%
Regional carriers	4,420	3,975	445	11%

Total passenger revenue	20,590	18,028	2,562	14%
Cargo	614	535	79	15%
Other, net	2,762	2,695	67	2%

Total operating revenue	$23,966	$21,258	$2,708	13%

		Increase (Decrease)
	Nine Months	vs. Nine Months Ended September 30, 2009
	Ended				Passenger
	September 30,	Passenger	RPMs	ASMs	Mile		Load
(in millions)	2010	Revenue	(Traffic)	(Capacity)	Yield	PRASM	Factor

Passenger Revenue:
Domestic	$9,061	11%	—%	1%	10%	10%	(0.3)pts
Atlantic	3,926	17%	(2)%	(7)%	20%	26%	3.6 pts
Pacific	2,085	35%	13%	7%	19%	27%	5.1 pts
Latin America	1,098	13%	5%	4%	7%	9%	1.2 pts

Total Mainline	16,170	15%	1%	—%	14%	16%	1.5 pts
Regional carriers	4,420	11%	(1)%	(3)%	12%	15%	1.6 pts

Total passenger revenue	$20,590	14%	1%	(1)%	13%	15%	1.5 pts

     Mainline Passenger Revenue. Mainline passenger revenue increased 15% primarily due to increased business demand for air travel and an increase in fares. Passenger mile yield and PRASM increased 14% and 16%, respectively. During the nine months ended September 30, 2009, weakened demand for air travel from the global recession and the effects of the H1N1 virus and related capacity reductions had a significant negative impact on our mainline passenger revenue.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 11% from a 10% increase in PRASM on a 1% increase in capacity. The passenger mile yield increased 10%, reflecting an increase in business travel and an increase in fares.

•	International Passenger Revenue. International passenger revenue increased 21% from a 23% increase in PRASM and a 3.6 point increase in load factor on a 2% decline in capacity. The passenger mile yield increased 18%, reflecting an increase in business and leisure travel and an increase in fares. The Atlantic market realized a 20% increase in passenger mile yield due to the strengthening airline revenue environment after experiencing the largest decline in passenger mile yield compared to our other international regions during the nine months ended September 30, 2009 relative to the corresponding period in 2008.
     Regional carriers. Passenger revenue of regional carriers increased 11% from a 15% increase in PRASM and a 1.6 point increase in load factor on a 3% decline in capacity. The passenger mile yield increased 12%, reflecting an increase in demand for air travel and an increase in fares.
     Cargo. Cargo revenue increased $79 million due to higher cargo yield and international volume, partially offset by capacity reductions. The results for the nine months ended September 30, 2009 include the operations of dedicated freighter B-747-200F aircraft, which we retired during 2009.
     Other, net. Other, net revenue increased $67 million primarily due to increased volume of checked bags, partially offset by a reduction in our aircraft maintenance and repair service revenue.

Operating Expense

	Nine Months Ended		vs. Nine Months Ended
	September 30,		September 30, 2009
				%
			Increase	Increase
(in millions)	2010	2009	(Decrease)	(Decrease)

Operating Expense:
Aircraft fuel and related taxes	$5,666	$5,678	$(12)	—%
Salaries and related costs	5,043	5,151	(108)	(2)%
Contract carrier arrangements	3,125	2,882	243	8%
Aircraft maintenance materials and outside repairs	1,174	1,150	24	2%
Contracted services	1,156	1,176	(20)	(2)%
Passenger commissions and other selling expenses	1,145	1,069	76	7%
Depreciation and amortization	1,139	1,152	(13)	(1)%
Landing fees and other rents	968	971	(3)	—%
Passenger service	493	477	16	3%
Aircraft rent	305	363	(58)	(16)%
Profit sharing	275	—	275	NM
Restructuring and merger-related items	342	286	56	20%
Other	1,212	1,181	31	3%

Total operating expense	$22,043	$21,536	$507	2%

     In July 2010, we sold Compass and Mesaba to Trans States and Pinnacle, respectively. Prior to these sales, expenses related to Compass and Mesaba as our wholly-owned subsidiaries were reported in the applicable expense line items. Subsequent to these sales, expenses related to Compass and Mesaba are reported as contract carrier arrangements expense.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes remained flat as a $1.4 billion increase associated with higher average unhedged fuel prices was offset by (1) a $1.2 billion reduction in fuel hedge losses and (2) $77 million as a result of the sales of Compass and Mesaba. We recorded $90 million in net fuel hedge costs in the nine months ended September 30, 2010, compared to $1.3 billion in fuel hedge losses in the nine months ended September 30, 2009. The fuel hedge costs in the nine months ended September 30, 2009 were primarily from hedge contracts purchased in 2008 when fuel prices reached record highs and were expected to continue to rise.
     Salaries and related costs. The decrease in salaries and related costs is primarily due to (1) a 2% average decrease in staffing related to voluntary workforce reduction programs, (2) the sales of Compass and Mesaba, (3) lower pension expense primarily from an increase in the value of our defined benefit plan assets, and (4) the inclusion in 2009 of expense associated with Delta airline tickets we awarded to employees as a part of an employee recognition program. These factors were partially offset by pay increases for frontline employees.
     Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to (1) higher average fuel prices and (2) the sales of Compass and Mesaba. These increases were partially offset by (1) lower overall expense from a reduction in capacity and (2) reduced contract carrier rates from the transfer of ground handling services to one of our wholly-owned subsidiaries and third party vendors.
     Profit sharing. We recorded $275 million related to our broad-based employee profit sharing plans in the nine months ended September 30, 2010. We did not record any profit sharing expense in 2009. Our broad-based profit sharing plans provide that, for each year in which we have an annual pre-tax profit (as defined), we will pay a specified portion of that profit to eligible employees.

     Restructuring and merger-related items. Restructuring and merger-related items increased primarily due to the following:
•	During the nine months ended September 30, 2010, we recorded (1) $182 million in asset impairment charges related to the Comair fleet reduction initiative and retired B-747-200 aircraft, (2) a $145 million charge for merger-related items associated with Northwest and the integration of Northwest operations into Delta and (3) a $15 million severance charge for our wholly-owned subsidiaries associated with the Comair fleet reduction and the consolidation of operations at the Cincinnati/Northern Kentucky International Airport.

•	During the nine months ended September 30, 2009, we recorded a $185 million charge primarily for merger-related items and a $101 million charge in connection with employee workforce reduction programs.
Other (Expense) Income
     Other expense, net for the nine months ended September 30, 2010 was $1.3 billion, compared to $948 million for the nine months ended September 30, 2009. This change is attributable to the following:

(Unfavorable) Favorable vs.
Nine Months Ended
(in millions)	September 30, 2009

Loss on extinguishment of debt	$(277)
Net interest expense	(126)
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	(70)
Foreign currency exchange rates	(54)
Amortization of debt discount, net	134
Other	6

Total other expense, net	$(387)

     For additional information regarding our loss on extinguishment of debt and amortization of debt discount, net, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes
     We recorded an income tax provision of $14 million for the nine months ended September 30, 2010, primarily related to international and state income taxes. For U.S. federal income tax purposes, we did not record an income tax provision for the nine months ended September 30, 2010, since our deferred tax assets are fully reserved by a valuation allowance. We recorded an income tax benefit of $14 million for the nine months ended September 30, 2009, primarily related to a refund of income tax partially offset by international and state income taxes. The income tax benefit recorded was not a result of our loss in that period. The deferred tax asset resulting from such a net operating loss was fully reserved by a valuation allowance.

Operating Statistics
     The following table sets forth our operating statistics:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009

Consolidated(1):
RPMs (millions)	54,675		53,371		146,936		145,384
ASMs (millions)	63,658		62,234		175,657		177,003
Passenger mile yield	14.22	¢	12.22	¢	14.01	¢	12.40	¢
PRASM	12.21	¢	10.48	¢	11.72	¢	10.19	¢
CASM(2)	12.48	¢	11.84	¢	12.55	¢	12.17	¢
Passenger load factor	85.9%		85.8%		83.6%		82.1%
Fuel gallons consumed (millions)	1,051		1,043		2,887		2,951
Average price per fuel gallon, net of hedging activity	$2.29		$2.13		$2.28		$2.15
Full-time equivalent employees, end of period	79,005		81,740		79,005		81,740
Mainline:
RPMs (millions)	47,984		46,552		127,913		126,169
ASMs (millions)	55,276		53,772		151,528		152,141
CASM	11.29	¢	10.87	¢	11.45	¢	11.30	¢
Fuel gallons consumed (millions)	856		845		2,335		2,378
Average price per fuel gallon, net of hedging activity	$2.29		$2.18		$2.28		$2.24

(1)	Includes the operations of our contract carriers under capacity purchase agreements, except full-time equivalent employees excludes employees of contract carriers that we do not own.

(2)	Consolidated operating cost per available seat mile (“CASM”)

Fleet Information
     Our active aircraft fleet, commitments, options and rolling options at September 30, 2010 are summarized in the following table:

	Current Fleet(1)(2)
		Capital	Operating		Average				Rolling
Aircraft Type	Owned	Lease	Lease	Total	Age	Commitments(3)		Options(4)	Options(4)

B-737-700	10	—	—	10	1.7	—		—	—
B-737-800	73	—	—	73	9.7	4	(5)	60	83
B-747-400	4	7	5	16	16.9	—		—	—
B-757-200	88	40	36	164	17.6	—		—	—
B-757-300	16	—	—	16	7.6	—		—	—
B-767-300	9	—	5	14	19.2	—		—	—
B-767-300ER	49	—	8	57	14.4	—		5	—
B-767-400ER	21	—	—	21	9.6	—		10	—
B-777-200ER	8	—	—	8	10.7	—		—	—
B-777-200LR	10	—	—	10	1.5	—		16	—
B-787-8	—	—	—	—	—	18	(6)	—	—
A319-100	55	—	2	57	8.7	—		—	—
A320-200	41	—	28	69	15.6	—		—	—
A330-200	11	—	—	11	5.5	—		—	—
A330-300	21	—	—	21	5.1	—		—	—
MD-88	66	49	2	117	20.2	—		—	—
MD-90	19	—	—	19	14.6	13		—	—
DC-9	42	—	—	42	34.3	—		—	—
CRJ-100	21	13	26	60	12.7	—		—	—
CRJ-200	—	—	8	8	12.4	—		—	—
CRJ-700	15	—	—	15	6.9	—		—	—
CRJ-900	13	—	—	13	2.8	—		—	—
Embraer 175	—	—	—	—	—	—		36	—

Total Aircraft	592	109	120	821	14.9	35		127	83

(1)	Excludes all grounded aircraft, including 25 DC-9, 10 CRJ-100 and nine SAAB 340B+ aircraft that were grounded during the nine months ended September 30, 2010.

(2)	Excludes 175 CRJ-200, 51 CRJ-900, 36 Embraer 175, 32 SAAB 340+ and 12 CRJ-700 aircraft, which are operated by our third party contract carriers on our behalf and included in the third party contract carriers table below.

(3)	Excludes our orders for five A319-100 and two A320-200 aircraft because we have the right to cancel these orders.

(4)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

(5)	Includes four aircraft that we have entered into definitive agreements to sell to third parties immediately following delivery of these aircraft to us by the manufacturer.

(6)	During the September 2010 quarter, we entered into an agreement with The Boeing Company to reaffirm our previous orders for 18 B-787-8 aircraft and to defer delivery of those aircraft from 2008-2010 to 2020-2022.
     During the nine months ended September 30, 2010, we had the following activity:
•	Purchased 18 B-737-800 (16 of which were immediately sold to third parties) and two B-777-200LR aircraft.

•	Purchased 11 previously owned MD-90 aircraft, 10 leased B-767-300 aircraft, four leased B-757-200 aircraft, three leased MD-88 aircraft and one leased B-767-300ER aircraft.

•	Entered into an agreement to lease from a third party eight previously owned MD-90 aircraft. Three of these aircraft will be delivered in 2010 and the remainder in 2011.

     The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at September 30, 2010:

	Fleet Type
					Embraer	SAAB
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	175	340+	Total

Atlantic Southeast Airlines, Inc.	98	42	10	—	—	—	150
Pinnacle Airlines, Inc.	126	—	16	—	—	—	142
Mesaba Aviation, Inc.	19	—	41	—	—	32	92
SkyWest Airlines, Inc.	52	13	21	—	—	—	86
Chautauqua Airlines, Inc.	—	—	—	24	—	—	24
Compass Airlines, Inc.	—	—	—	—	36	—	36
Shuttle America Corporation	—	—	—	—	16	—	16

Total	295	55	88	24	52	32	546

Financial Condition and Liquidity
     We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2010, we had $5.5 billion in unrestricted liquidity, consisting of $3.9 billion in cash and cash equivalents and short-term investments and $1.6 billion in undrawn revolving credit facilities.
     The global economic recession in 2008 and 2009 weakened demand for air travel, decreasing our revenue and negatively impacting our liquidity. In an effort to lessen the impact of the global recession, we implemented initiatives to reduce costs, increase revenues and preserve liquidity, primarily through reducing capacity to align with demand, workforce reduction programs and the acceleration of merger synergy benefits. While we are seeing a strengthening of the airline industry revenue environment due to improving economic conditions, the revenue environment continues to be weaker than before the onset of the global recession. Moreover, fuel prices have been increasing. Accordingly, we continue to focus on maintaining a competitive cost structure through disciplined spending and productivity initiatives.
     Our ability to obtain additional financing, if needed, on acceptable terms could be affected by the fact that substantially all of our assets are subject to liens.

Liquidity Events
     Significant liquidity events during the nine months ended September 30, 2010 included the following (see also Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information):
Quarter Ended March 31, 2010
•	American Express Agreement. In March 2010, we and American Express modified our December 2008 agreement under which we received $1.0 billion from American Express for their advance purchase of SkyMiles. Our obligations with respect to the advance payment will be satisfied by the use of SkyMiles by American Express over a specified period (“SkyMiles Usage Period”) rather than by cash payments from us to American Express. The March 2010 modification, among other things, changes the SkyMiles Usage Period to a three-year period beginning in December 2011 from a two-year period beginning in December 2010.

•	Pension Obligations. We sponsor a defined benefit pension plan for eligible non-pilot Delta employees and retirees and defined benefit pension plans for eligible pre-merger Northwest employees and retirees, all of which have been frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act. We contributed $680 million to our defined benefit pension plans during the nine months ended September 30, 2010.
Quarter Ended June 30, 2010
•	Exit Revolving Facility. During the June 2010 quarter, we amended our $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”) to convert the $86 million revolving commitment of Lehman Commercial Paper, Inc. to a fully funded, non-revolving loan due April 2012. In addition, we prepaid the remaining $914 million of the Exit Revolving Facility.
Quarter Ended September 30, 2010
•	2010-1 EETC. In July 2010, we completed a $450 million offering of Pass Through Certificates, Series 2010-1A (“2010-1 EETC”), through a pass through trust. We used $160 million in net proceeds to partially finance two B-777-200LR aircraft purchased in March 2010. The remaining $290 million will be used to partially refinance 22 aircraft currently supporting the 2000-1 EETC and will be held in escrow until the final maturity of the 2000-1 EETC in November 2010. The debt securities in this offering bear interest at a fixed rate of 6.2% per year and have a final maturity in July 2018. At September 30, 2010, $276 million of the $290 million principal amount of the 2000-1 EETC is classified as long-term debt.

•	Debt Reduction Initiatives. We used $682 million to complete the following debt reduction and delevering initiatives. We repurchased in cash tender offers $300 million principal amount of debt. This included:
•	Substantially all of the $18 million then outstanding Northwest Pass Through Certificates, Series 2002-1C-2;

•	$79 million of the $231 million then outstanding Northwest Pass Through Certificates, Series 2002-1G-1;

•	$5 million of the $91 million then outstanding Northwest Pass Through Certificates, Series 2007-1B;

•	$27 million of the $159 million then outstanding Delta Pass Through Certificates, Series 2007-1C; and

•	$171 million of the $568 million then outstanding of Delta 11.75% Senior Second Lien Notes due 2015.
We also repurchased $153 million in existing debt and restructured $783 million in existing debt, resulting in different payment terms, including revised interest rates. Additionally, we redeemed $75 million of 9.5% Senior Secured Notes due 2014.

Sources and Uses of Cash
Cash flows from operating activities
     Cash provided by operating activities totaled $2.5 billion for the nine months ended September 30, 2010, primarily reflecting (1) $1.9 billion in net income after adjusting for items such as depreciation and amortization, (2) a $693 million increase in advance ticket sales primarily due to seasonal variations in the demand for air travel, and (3) a $470 million increase in accounts payable and accrued liabilities primarily related to increased operations due to seasonality and the improving economy. Cash provided by operating activities for the nine months ended September 30, 2010 was partially offset by (1) a $286 million decrease in frequent flyer liability and (2) a $206 million increase in accounts receivable associated with advance ticket sales and the timing of settlements.
     Cash provided by operating activities totaled $1.5 billion for the nine months ended September 30, 2009, primarily reflecting (1) the return from counterparties of $1.1 billion of hedge margin primarily used to settle fuel hedge losses during the period and (2) $296 million in net income after adjusting for items such as depreciation and amortization.
Cash flows from investing activities
     Cash used in investing activities totaled $1.4 billion for the nine months ended September 30, 2010, primarily reflecting investments of (1) $753 million for flight equipment, (2) $353 million related to short-term investments and (3) $168 million for ground property and equipment. Included in flight equipment acquisitions are 10 leased B-767-300 aircraft, nine previously owned MD-90 aircraft, four leased B-757-200 aircraft, three leased MD-88 aircraft, two B-777-200LR aircraft, two B-737-800 aircraft and one leased B-767-300ER aircraft.
     Cash used in investing activities totaled $649 million for the nine months ended September 30, 2009, primarily reflecting (1) net investments of $547 million for flight equipment and advanced payments for aircraft order commitments and $185 million for ground property and equipment and (2) a $124 million increase in restricted cash primarily associated with the cash collateralization of certain letters of credit. Cash used in investing activities was partially offset by (1) a $121 million distribution of our investment in The Reserve Primary Fund and (2) $86 million of proceeds from the sale of flight equipment.
Cash flows from financing activities
     Cash used in financing activities totaled $2.3 billion for the nine months ended September 30, 2010, reflecting the repayment of $2.5 billion in long-term debt and capital lease obligations, including the prepayment of $914 million of our Exit Revolving Facility. Cash used in financing activities is partially offset by $223 million in proceeds from aircraft financing including the 2010-1 EETC.
     Cash provided by financing activities totaled $338 million for the nine months ended September 30, 2009, primarily reflecting $2.5 billion in proceeds from long-term debt and aircraft financing, largely associated with the issuance of $2.1 billion under three new financings, partially offset by the repayment of $2.1 billion in long-term debt and capital lease obligations.
Application of Critical Accounting Policies
Critical Accounting Estimates
     For information regarding our Critical Accounting Estimates, see the “Application of Critical Accounting Policies” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recently Issued Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010 and may be adopted on a prospective or retrospective basis. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
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
     The following tables show reconciliations of non-GAAP financial measures to the corresponding GAAP financial measures. We exclude the following items from CASM:
•	Ancillary businesses. Ancillary businesses are not related to the generation of a seat mile. These businesses include aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and our dedicated freighter operations, which we discontinued on December 31, 2009.

•	Profit sharing. Management believes the exclusion of this item provides a more meaningful comparison of our results to the airline industry and prior year results.

•	Restructuring and merger-related items. Management believes the exclusion of this item is helpful to investors to evaluate our recurring operational performance.

•	Aircraft fuel and related taxes. Management believes the volatility in fuel prices impacts the comparability of year-over-year financial performance.

	Three Months Ended September 30,
	2010	2009

CASM	12.48 ¢	11.84 ¢
Items excluded:
Ancillary businesses	(0.26)	(0.28)
Profit sharing	(0.29)	—
Restructuring and merger-related items	(0.32)	(0.21)
Aircraft fuel and related taxes	(3.77)	(3.53)

CASM excluding certain items	7.84 ¢	7.82 ¢

     The following table reconciles consolidated operating expense to mainline operating expense, which is used to calculate mainline CASM.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Consolidated operating expense	$7,947	$7,370	$22,043	$21,536
Less regional carriers operating expense	(1,708)	(1,527)	(4,695)	(4,347)

Mainline operating expense	$6,239	$5,843	$17,348	$17,189

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
     As of September 30, 2010, our open fuel hedge position for the three months ending December 31, 2010 and years ending December 31, 2011 and 2012, respectively, is as follows:

			Contract Fair
			Value at
			September 30,
	Weighted	Percentage of	2010
	Average Contract	Projected	Based Upon
	Strike Price	Fuel Requirements	$80 per Barrel of
(in millions, unless otherwise stated)	per Gallon	Hedged	Crude Oil

Three months ending December 31, 2010
Crude Oil
Call options	$2.03	16%	$8
Collars — cap/floor	2.08/1.77	20	1
Swaps	1.85	12	10
Jet Fuel
Call options	2.08	5	9
Swaps	2.08	11	24

Total		64%	$52

Year ending December 31, 2011
Crude Oil
Call options	$2.03	22%	$180
Collars — cap/floor	2.10/1.78	10	19
Swaps	1.90	7	29

Total		39%	$228

Year ending December 31, 2012
Crude Oil
Call options	$1.97	1%	$19
Swaps	2.00	1	2

Total		2%	$21

     For the nine months ended September 30, 2010, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $6.6 billion, or 30%, of our total operating expense, including $90 million of net fuel hedge costs. The following tables show the projected impact to aircraft fuel expense and fuel hedge margin for the three months ending December 31, 2010 and year ending December 31, 2011 based on the impact of our open fuel hedge contracts at September 30, 2010, assuming the following per barrel prices of crude oil:

							Fuel Hedge
	Three months ending December 31, 2010			Year ending December 31, 2011			Margin
	(Increase)			(Increase)			Received
	Decrease to Fuel	Hedge Gain		Decrease to Fuel	Hedge Gain		from (Posted to)
(in millions)	Expense(1)	(Loss)(2)	Net impact	Expense(1)	(Loss)(2)	Net impact	Counterparties

$60 / barrel	$451	$(203)	$248	$1,470	$(471)	$999	$(196)
$80 / barrel	(4)	(25)	(29)	(412)	(198)	(610)	49
$100 / barrel	(460)	217	(243)	(2,295)	455	(1,840)	799
$120 / barrel	(916)	507	(409)	(4,177)	1,190	(2,987)	1,746

(1)	Projections based upon the decrease (increase) to fuel expense as compared to the estimated crude oil price per barrel of $83 and estimated aircraft fuel consumption of 1.0 billion gallons and 4.0 billion gallons for the three months ending December 31, 2010 and year ending December 31, 2011, respectively.

(2)	Projections based upon average futures prices per gallon by contract settlement month.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2010 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended September 30, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and in our report dated February 24, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
October 25, 2010

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
     In February 2010, the plaintiffs in the MDL proceeding filed a Consolidated Amended Class Action Complaint which substantially expanded the scope of the original complaint. In the consolidated amended complaint, the plaintiffs add new allegations concerning alleged signaling by both Delta and AirTran based upon statements made to the investment community by both carriers relating to industry capacity levels during 2008-2009. The plaintiffs also add a new cause of action against Delta alleging attempted monopolization in violation of Sherman Act Section 2, paralleling a claim previously asserted against AirTran but not Delta.
     In August 2010, the District Court issued an order granting Delta’s motion to dismiss the Section 2 claim, but denying its motion to dismiss the Section 1 claim, which is now proceeding through discovery. Plaintiffs have filed a motion to certify the Section 1 class, which remains pending. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.
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
     We utilize the services of third party providers in a number of areas in support of our operations that are integral to our business, including third party carriers in the Delta Connection program. While we have agreements with these providers that define expected service performance, we do not have direct control over the operations of these carriers. To the extent that a significant disruption in our regional operations occurs because any of these providers are unable to perform their obligations over an extended period of time, our revenue may be reduced or our expenses may be increased resulting in a material adverse effect on our results of operations.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
     We withheld the following shares of Delta common stock to satisfy tax withholding obligations during the September 2010 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number
				(or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

July 1-31, 2010	48,438	$11.72	48,438	(1)
August 1-31, 2010	23,866	$11.64	23,866	(1)
September 1-30, 2010	2,368	$11.12	2,368	(1)

Total	74,672		74,672

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan. The 2007 Performance Compensation Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.
ITEM 6. EXHIBITS
(a) Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta’s Chief Executive Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010

31.2	Certification by Delta’s Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta’s Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
/s/ Hank Halter
Hank Halter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

October 25, 2010