Form 10-K
period 2010-12-31
DELTA AIR LINES INC /DE/
filed 2011-02-16
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $9.3 billion.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On January 31, 2011, there were outstanding 834,829,734 shares of the registrant’s common stock.
This document is also available on our website at http://www.delta.com/about_delta/investor_relations.
Documents Incorporated By Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

i

Page

ITEM 11. EXECUTIVE COMPENSATION	97

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	97

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	98

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	98

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	98
SIGNATURES	99
EXHIBIT INDEX	100
EX-10.4
EX-10.10.A
EX-10.10.B
EX-10.11
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

PART I
ITEM 1. BUSINESS
General
     We provide scheduled air transportation for passengers and cargo throughout the United States and around the world. Our global route network gives us a presence in every major domestic and international market. Our route network is centered around the hub system we operate at airports in Amsterdam, Atlanta, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York-JFK, Paris-Charles de Gaulle, Salt Lake City and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to domestic and international cities and to other hubs. Our network is supported by a fleet of aircraft that is varied in terms of size and capabilities, giving us flexibility to adjust aircraft to the network.
     Other key characteristics of our route network include:
•	our alliances with foreign airlines, including our membership in SkyTeam, a global airline alliance;

•	our transatlantic joint venture with Air France-KLM and Alitalia;

•	our domestic marketing alliance with Alaska Airlines, which expands our west coast service; and

•	agreements with multiple domestic regional carriers, which operate as Delta Connection, including our wholly-owned subsidiary, Comair, Inc.
     We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on this website is not part of, and is not incorporated by reference in, this Form 10-K.
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
     We have international codeshare arrangements with Aeromexico, Air France, Air Nigeria, Alitalia, Avianca, China Airlines, China Southern, CSA Czech Airlines, KLM Royal Dutch Airlines, Korean Air, Olympic Air, Royal Air Maroc, VRG Linhas Aéreas (GOL), Vietnam Airlines and Virgin Blue Airlines (and some affiliated carriers operating in conjunction with some of these airlines).

     SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, we are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aeroflot, Aeromexico, Air Europa, Air France, Alitalia, China Southern, CSA Czech Airlines, Kenya Airways, KLM, Korean Air, Tarom and Vietnam Airlines. Aerolineas Argentinas, China Eastern, Garuda Indonesia and Saudi Arabian Airlines have announced their formal intent to join SkyTeam within the next 2 years. One goal of SkyTeam is to link the route networks of the member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through mutual codesharing arrangements, reciprocal frequent flyer and lounge programs and coordinated cargo operations.
     Transatlantic joint venture. In addition to being members in SkyTeam with Air France and KLM, both of which are subsidiaries of the same holding company, and Alitalia, we have a transatlantic joint venture agreement with these carriers. This agreement provides for the sharing of revenues and costs on transatlantic routes, as well as coordinated pricing, scheduling, and product development on included routes. Pursuant to this joint venture, we, Air France-KLM and Alitalia operate an extensive transatlantic network, primarily on routes between North America and Europe, and secondarily on routes between North America and Africa, the Middle East and India, and routes between Europe and Central America and several countries in northern South America.
     Proposed joint venture with Virgin Blue Airlines Group. In July 2009, we and Virgin Blue International Airlines (VAustralia), Virgin Blue Airlines, Pacific Blue Airlines (Australia) and Pacific Blue Airlines (New Zealand) filed an application with the U.S. Department of Transportation (“DOT”) for antitrust immunity for a proposed joint venture that will expand the reach of Delta and the Virgin Blue carriers between the United States and Australia and the South Pacific. In September 2010, the DOT tentatively denied this application. We and the Virgin Blue carriers subsequently submitted additional information about our proposed joint venture to the DOT and will submit further information in early 2011. We expect the DOT to make a final ruling on this application in 2011.
Domestic Alliances
     We have entered into a marketing alliance with Alaska Airlines, which includes mutual codesharing and reciprocal frequent flyer and airport lounge access arrangements. Our alliance agreement with Alaska Airlines provides for extensive cooperation with respect to our west coast presence.
     We also have frequent flyer and reciprocal lounge agreements with Hawaiian Airlines, and codesharing agreements with American Eagle Airlines (“American Eagle”) and Hawaiian Airlines. These marketing relationships are designed to permit the carriers to retain their separate identities and route networks while increasing the number of domestic and international connecting passengers using the carriers’ route networks.
Regional Carriers
     We have air service agreements with multiple domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small-and medium-sized cities. These arrangements enable us to increase the number of flights we have available in certain locations and to better match capacity with demand. Approximately 21% of our passenger revenue in 2010 was related to flying by regional air carriers.
     Through our regional carrier program, we have contractual arrangements with nine regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” designator code. In addition to our wholly-owned subsidiary, Comair, we have contractual arrangements with: Atlantic Southeast Airlines, Inc. and SkyWest Airlines, Inc., both subsidiaries of SkyWest, Inc.; Chautauqua Airlines, Inc. and Shuttle America Corporation, both subsidiaries of Republic Airways Holdings, Inc.; Compass Airlines, Inc.; Pinnacle Airlines, Inc. and Mesaba Aviation, Inc., both subsidiaries of Pinnacle Airlines Corp.; and American Eagle.

     With the exception of American Eagle and a portion of the flights operated for us by SkyWest Airlines as described below, these agreements are capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers’ flights operating under our “DL” designator code, and we are entitled to all ticket, cargo, mail and in-flight and ancillary revenues associated with these flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least 10 years, which grant us the option to extend the initial term. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.
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
Frequent Flyer Program
     Our SkyMiles® frequent flyer program is designed to retain and increase traveler loyalty by offering incentives to customers to increase travel on Delta. The SkyMiles program allows program members to earn mileage for travel awards by flying on Delta, Delta’s regional carriers and other participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels and car rental agencies. In addition, individuals and companies may purchase mileage credits. Miles will not expire, but are subject to all program rules. We reserve the right to terminate the program with six months advance notice, and to change the program’s terms and conditions at any time without notice.
     SkyMiles program mileage credits can be redeemed for air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards are subject to capacity-controlled seating. In 2010, program members redeemed more than 264 billion miles in the SkyMiles program for more than 12 million award redemptions. During this period, 8.3% of revenue miles flown on Delta were from award travel.
Other Businesses
Cargo
     Through the strength of our global network, our cargo operations are able to connect all of the world’s major freight gateways. We generate cargo revenues in domestic and international markets primarily through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, a global airline cargo alliance, whose other members are Aeromexico Cargo, Air France Cargo, Alitalia Cargo, CSA Czech Airlines Cargo, KLM Cargo and Korean Air Cargo. SkyTeam Cargo offers a global network spanning six continents, provides customers a consistent international product line and permits its members to improve their efficiency and effectiveness in the marketplace.

Delta TechOps, Delta Global Services, MLT Vacations and Delta Private Jets
     We have several other businesses arising from our airline operations, including aircraft maintenance, repair and overhaul (“MRO”), staffing services for third parties, vacation wholesale operations and our private jet operations. Our MRO operations, known as Delta TechOps, is the largest airline MRO in North America. In addition to providing maintenance and engineering support for our fleet of approximately 750 aircraft, Delta TechOps serves more than 150 aviation and airline customers from around the world. Delta TechOps employs approximately 8,500 maintenance professionals and is one of the most experienced MRO providers in the world. Our staffing services business, Delta Global Services, provides staffing services, professional security, training services and aviation solutions to approximately 150 customers. Our vacation wholesale business, MLT Vacations, is one of the largest providers of vacation packages in the United States. Our private jet operations, Delta Private Jets, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour. In 2010, the total revenue from these businesses was approximately $700 million.
Fuel
     Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs for 2008 through 2010.

	Gallons		Average	Percentage of
	Consumed(2)	Cost(2)(3)	Price Per	Total Operating
Year	(Millions)	(Millions)	Gallon(2)(3)	Expense(2)

2010	3,823	$8,901	$2.33	30%
2009	3,853	$8,291	$2.15	29%
2008(1)	2,740	$8,686	$3.16	38	%(4)

(1)	Includes operations of Northwest Airlines, Inc. (“NWA”) for the period from October 30 to December 31, 2008.

(2)	Includes the operations of our contract carriers under capacity purchase agreements.

(3)	Net of fuel hedge losses under our fuel hedging program of $89 million, $1.4 billion and $65 million for 2010, 2009 and 2008, respectively.

(4)	Total operating expense for 2008 reflects a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges. Including these charges, fuel costs accounted for 28% of total operating expense.
     Our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.
     We use derivative instruments, which generally consist of crude oil, heating oil and jet fuel swap, collar and call option contracts, in an effort to manage our exposure to changes in aircraft fuel prices.
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
Competition
     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our domestic hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York-JFK and Salt Lake City either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

     Our international routes are subject to competition from both domestic and foreign carriers. Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In particular, alliances formed by domestic and foreign carriers, including the Star Alliance (among United Air Lines, Continental Airlines, Lufthansa German Airlines, Air Canada and others) and the oneworld alliance (among American Airlines, British Airways, Qantas and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies Treaties with the Member States of the European Union and Japan, could significantly increase competition among carriers serving those markets.
     Several joint ventures among U.S. and foreign carriers, including our transatlantic joint venture with Air France-KLM and Alitalia, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received anti-trust immunity include a transatlantic alliance among United, Continental, Air Canada and Lufthansa, a transpacific joint venture among United, Continental and All Nippon Airways, a transatlantic joint venture among American, British Airways and Iberia, and a transpacific joint venture between American and Japan Air Lines.
     Consolidation in the airline industry and changes in international alliances have altered and will continue to alter the competitive landscape in the industry by resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and altered cost structures.
Regulatory Matters
     The DOT and the Federal Aviation Administration (the “FAA”) exercise regulatory authority over air transportation in the U.S. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier that the DOT finds fit to operate is given authority to operate domestic and international air transportation (including the carriage of passengers and cargo). Except for constraints imposed by regulations regarding “Essential Air Services,” which are applicable to certain small communities, airlines may terminate service to a city without restriction.
     The DOT has jurisdiction over certain economic and consumer protection matters, such as unfair or deceptive practices and methods of competition, advertising, denied boarding compensation, baggage liability and disabled passenger transportation. The DOT also has authority to review certain joint venture agreements between major carriers and engages in regulation of economic matters such as slot transactions. The FAA has primary responsibility for matters relating to the safety of air carrier flight operations, including airline operating certificates, control of navigable air space, flight personnel, aircraft certification and maintenance and other matters affecting air safety.
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

Fares and Rates
     Airlines set ticket prices in all domestic and most international city pairs with minimal governmental regulation, and the industry is characterized by significant price competition. Certain international fares and rates are subject to the jurisdiction of the DOT and the governments of the foreign countries involved. Many of our tickets are sold by travel agents, and fares are subject to commissions, overrides and discounts paid to travel agents, brokers and wholesalers.
Route Authority
     Our flight operations are authorized by certificates of public convenience and necessity and also by exemptions and limited-entry frequency awards issued by the DOT. The requisite approvals of other governments for international operations are controlled by bilateral agreements (and a multi-lateral agreement in the case of the U.S. and the European Union) with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of our international route authorities or otherwise affect our international operations. Bilateral agreements between the U.S. and various foreign countries served by us are subject to renegotiation from time to time.
     Certain of our international route authorities are subject to periodic renewal requirements. We request extension of these authorities when and as appropriate. While the DOT usually renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service, there is no assurance this practice will continue in general or with respect to a specific renewal. Dormant route authorities may not be renewed in some cases, especially where another U.S. carrier indicates a willingness to provide service.
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
     In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C. and LaGuardia, John F. Kennedy International Airport (“JFK”) and Newark in the New York City area. Our operations at these airports generally require the allocation of slots or analogous regulatory authorities. Similarly, our operations at Tokyo’s Narita Airport, London’s Gatwick and Heathrow airports and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We are beginning operations at Tokyo’s Haneda Airport, which is also regulated, in February 2011. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.
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

     Concern about aviation environmental issues, including climate change and greenhouse gases, has led to taxes on our operations in the United Kingdom and in Germany, both of which have levied taxes directly on our customers. We may face additional regulation of aircraft emissions in the United States and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. This could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing bilateral discussions between the United States and other nations as well as discussions at the ICAO Assembly and Conference of the Parties, most recently in Cancun in December 2010, may lead to international treaties or other actions focusing on reducing greenhouse gas emissions from aviation.
     The European Union has required its member states to implement regulations including aviation in its Emissions Trading Scheme (“ETS”). Under these regulations, any airline with flights originating or landing in the European Union will be subject to the ETS and, beginning in 2012, may be required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. We expect that such a system would impose significant costs on our operations in the European Union. The Air Transport Association and several U.S. carriers have filed an action in the United Kingdom challenging the legality of the ETS on various grounds. This case has been referred to the European Court of Justice for adjudication. Airlines will, however, be required to comply with the ETS unless interim relief is granted.
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
Civil Reserve Air Fleet Program
     We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international long-range aircraft during the contract period ending September 30, 2011.

     As of January 1, 2011, the following numbers of our international long-range aircraft were available for CRAF activation:

			Number of
	Description of	International	Aeromedical	Total
	Event Leading to	Passenger	Aircraft	Aircraft by
Stage	Activation	Aircraft Allocated	Allocated	Stage

I	Minor Crisis	5	N/A	5
II	Major Theater Conflict	23	21	44
III	Total National Mobilization	59	33	92

     We have also committed 75 aircraft to international short-range requirements. The CRAF Program has only been activated twice, both times at the Stage I level, since it was created in 1951.
Employee Matters
Railway Labor Act
     Our relations with labor unions in the U.S. are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the “NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under new voting rules implemented by the NMB on July 1, 2010, a labor union will be certified as the representative of the employees in a craft or class if more than 50% of votes cast are for that union. A certified labor union would commence negotiations toward a collective bargaining agreement with the employer.
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
Collective Bargaining
     As of December 31, 2010, we had approximately 80,000 full-time equivalent employees. Approximately 17% of these employees were represented by unions, including the following domestic employee groups.

	Approximate
	Number of Active		Date on which Collective
	Employees		Bargaining Agreement
Employee Group	Represented	Union	Becomes Amendable

Delta Pilots	10,900	ALPA	December 31, 2012
Delta Flight Superintendents (Dispatchers)	350	PAFCA	December 31, 2013
Comair Pilots	1,100	ALPA	March 2, 2011
Comair Maintenance Employees	350	IAM	December 31, 2010
Comair Flight Attendants	700	IBT	December 31, 2010

     Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our airline subsidiary, that are not represented for collective bargaining purposes.

Completion of Merger Integration
     Integration of a number of the workgroups following our merger with NWA (including pilots, aircraft maintenance technicians, dispatchers, meteorologists, simulator technicians, and office and clerical staff) has been completed. As discussed below, completion of the integration of certain workgroups (including flight attendants, airport employees and reservations employees) will require the final resolution of representation issues. We cannot predict when these representation issues will be finally resolved.
     Under procedures that have been utilized by the NMB, each labor union that represented U.S.-based employees at pre-merger Delta or NWA, as well as other groups of employees with a sufficient showing of interest, may invoke the NMB’s jurisdiction to address representation issues arising from the merger. Once its jurisdiction is invoked, the NMB’s rules call for it to first determine whether the airlines have combined or will combine to form a single carrier. On January 7, 2009, the NMB first ruled that Delta and NWA constitute a single transportation system for representation purposes under the Railway Labor Act in response to applications filed by certain of the pre-merger unions at Delta and NWA. The NMB subsequently made the same determination as the unions filed applications to resolve post-merger representation issues in the remaining workgroups.
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
     Based upon these procedures, representation and related issues have been resolved in U.S.-based workgroups represented by six of the eight labor unions at Delta and NWA pre-merger. As noted, in 2010, the NMB changed the voting rules for representation elections in the airline industry to provide that a majority of votes cast (rather than a majority of votes eligible to be cast) is necessary to certify a union to represent a craft or class of employees. Following the change in voting rules, the NMB authorized and conducted elections sought by the two remaining pre-merger NWA unions, the Association of Flight Attendants-CWA (“AFA”), which represented flight attendants at pre-merger NWA, and the International Association of Machinists (“IAM”), which represented various categories of ground employees at pre-merger NWA. The employee groups, the union seeking representation and the approximate number of employees in each workgroup prior to the election is set forth in the table below:

		Approximate Number
		of Employees
	Union Seeking	(as of June 30,
Employee Group	Representation	2010)

Flight Attendants	AFA	20,100
Fleet Service(1)	IAM	14,100
Stores Employees(2)	IAM	700
Passenger Service(3)	IAM	16,400

(1)	Includes below-wing airport customer service employees, cargo warehouse employees and related positions

(2)	Includes technical operations supply attendants, stock clerks and stores utility employees

(3)	Includes above-wing airport customer service agents, cargo sales agents and passenger reservations sales agents

     In each case, the employee groups rejected representation by the unions and the unions have filed claims with the NMB alleging that Delta interfered with the elections. While we are vigorously challenging the interference claims, we cannot predict when or how these matters will be resolved for these workgroups. However, based on the election results, the NMB terminated the pre-merger certifications of the unions to represent employees in those groups. As a result, matters that were tied to union representation, such as mandatory union dues check off, shop steward and similar positions, and union committees and offices have also terminated.
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
     With respect to integration of seniority lists, where the two employee groups in a craft or class have different representation status, federal law requires that seniority integration be governed by the procedures first issued by the Civil Aeronautics Board in the Allegheny-Mohawk merger—known as the Allegheny-Mohawk Labor Protective Provisions. In general, Allegheny-Mohawk Labor Protective Provisions require that seniority be integrated in a “fair and equitable” manner and that any disputes not resolved by negotiations may be submitted to binding arbitration by a neutral arbitrator. This requirement is consistent with the seniority protection policy that has been adopted by the Delta board of directors. Where both groups are represented by the same union prior to the merger, seniority integration is governed by the union’s bylaws and policies. The integration of the seniority lists of the pilots of Delta and NWA as well as flight dispatchers, meteorologists and aircraft maintenance technicians and related Technical Operations employees has been resolved.
Executive Officers
     Richard H. Anderson, Age 55: Chief Executive Officer of Delta since September 1, 2007; Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006—August 2007); Executive Vice President of UnitedHealth Group (November 2004—December 2006); Chief Executive Officer of Northwest Airlines Corporation (“Northwest”) (2001—November 2004).
     Edward H. Bastian, Age 53: President of Delta since September 1, 2007; President of Delta and Chief Executive Officer NWA (October 2008—December 2009); President and Chief Financial Officer of Delta (September 2007—October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005—September 2007); Chief Financial Officer, Acuity Brands (June 2005—July 2005); Senior Vice President—Finance and Controller of Delta (2000—April 2005); Vice President and Controller of Delta (1998—2000).
     Michael H. Campbell, Age 62: Executive Vice President—HR & Labor Relations of Delta since October 2008; Executive Vice President—HR, Labor & Communications of Delta (December 2007—October 2008); Executive Vice President—Human Resources and Labor Relations of Delta (July 2006—December 2007); Of Counsel, Ford & Harrison (January 2005—July 2006); Senior Vice President—Human Resources and Labor Relations, Continental Airlines, Inc. (1997—2004); Partner, Ford & Harrison (1978—1996).
     Stephen E. Gorman, Age 55: Executive Vice President and Chief Operating Officer of Delta since October 2008; Executive Vice President—Operations of Delta (December 2007-October 2008); President and Chief Executive Officer of Greyhound Lines, Inc. (June 2003—October 2007); President, North America and Executive Vice President Operations Support at Krispy Kreme Doughnuts, Inc. (August 2001—June 2003); Executive Vice President, Technical Operations and Flight Operations of Northwest (February 2001—August 2001), Senior Vice President, Technical Operations of Northwest (January 1999—February 2001), and Vice President, Engine Maintenance Operations of Northwest (April 1996—January 1999).
     Glen W. Hauenstein, Age 50: Executive Vice President—Network Planning and Revenue Management of Delta since April 2006; Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005—April 2006); Vice General Director—Chief Commercial Officer and Chief Operating Officer of Alitalia (2003—2005); Senior Vice President—Network of Continental Airlines (2003); Senior Vice President—Scheduling of Continental Airlines (2001— 2003); Vice President Scheduling of Continental Airlines (1998—2001).

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
     Richard B. Hirst, Age 66: Senior Vice President and General Counsel of Delta since October 2008; Senior Vice President—Corporate Affairs and General Counsel of Northwest (March 2008— October 2008); Executive Vice President and Chief Legal Officer of KB Home (March 2004— November 2006); Executive Vice President and General Counsel of Burger King Corporation (March 2001—June 2003); General Counsel of the Minnesota Twins (1999—2000); Senior Vice President—Corporate Affairs of Northwest (1994—1999); Senior Vice President—General Counsel of Northwest (1990—1994); Vice President—General Counsel and Secretary of Continental Airlines (1986—1990).
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
     Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices have increased substantially since the middle part of the last decade and spiked at record high levels in 2008 before falling dramatically during the latter part of 2008. In 2010, our average fuel price per gallon was $2.33, an 8% increase from an average fuel price of $2.15 in 2009. In 2008, our average fuel price per gallon was $3.16, a 41% increase from an average price of $2.24 in 2007, which in turn was significantly higher than fuel prices just a few years earlier. Fuel costs represented 30%, 29%, and 38% of our operating expense in 2010, 2009 and 2008, respectively. Total operating expense for 2008 reflects a $7.3 billion non-cash charge from an impairment of goodwill and other intangible assets and $1.1 billion in primarily non-cash merger-related charges. Including these charges, fuel costs accounted for 28% of total operating expense in 2008. Volatility in fuel costs has had a significant negative effect on our results of operations and financial condition.
     Our ability to pass along the increased costs of fuel to our customers may be affected by the competitive nature of the airline industry. We often have not been able to increase our fares to offset fully the effect of increased fuel costs in the past and we may not be able to do so in the future.
     In addition, our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. In an effort to manage our exposure to changes in fuel prices, we use derivative instruments, which generally consist of crude oil, heating oil and jet fuel swap, collar and call option contracts, though we may not be able to successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.

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
Our funding obligations with respect to defined benefit pension plans we sponsor is significant and can vary materially because of changes in investment asset returns and values.
     The recent financial crisis and economic downturn resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. As of December 31, 2010, the defined benefit pension plans had an estimated benefit obligation of approximately $17.5 billion and were funded through assets with a value of approximately $8.2 billion. The benefit obligation is significantly affected by investment asset returns and changes in interest rates, neither of which is in the control of Delta. We estimate that our funding requirement for our defined benefit pension plans, which are governed by ERISA and have been frozen for future accruals, is approximately $600 million in 2011. The significant level of required funding is due primarily to the decline in the investment markets in 2008, which negatively affected the value of our pension assets. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.
Our obligation to post collateral in connection with our hedge contracts may have a substantial impact on our short-term liquidity.
     Under hedge contracts that we may enter into from time to time, counterparties to those contracts can require us to fund the margin associated with any loss position on the contracts. If fuel prices fall significantly below the levels at the time we enter into fuel hedging contracts, we may be required to post a significant amount of collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and short-term investments.
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
     Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. As of December 31, 2010, approximately 17% of our workforce was unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.
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
Completion of the integration of the Delta and Northwest Airlines workforces may present challenges.
     The successful integration of the pre-merger NWA operations into Delta and achievement of the anticipated benefits of the combination depend on integrating the pre-merger Delta and NWA employee groups and on maintaining productive employee relations. While integration of a number of the workgroups (including pilots, aircraft maintenance technicians, dispatchers, meteorologists, simulator technicians and office and clerical staff) has been completed, completion of the integration of certain workgroups (including flight attendants, airport employees and reservations employees) of the two pre-merger airlines will require the final resolution of union representation issues. We cannot predict when or how these remaining representation issues will be resolved. Unexpected delay, expense or other challenges to integrating the workforces could affect our financial performance.

Extended interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     Our business is heavily dependent on our operations at the Atlanta airport and at our other hub airports in Amsterdam, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York-JFK, Paris-Charles de Gaulle, Salt Lake City and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at one of our hubs could have a serious impact on our business, financial condition and results of operations.
We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.
     We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in delta.com, check-in kiosks and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. Because of the rapid pace of new developments, these initiatives will continue to require significant capital investments in our technology infrastructure. If we are unable to make these investments, our business and operations could be negatively affected. If we are unable to manage these challenges effectively, our business and results of operations could be negatively affected.
     In addition, any internal technology error or failure impacting systems hosted internally at our data centers or externally at third party locations or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs. Our technology systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.
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
     Our results of operations will reflect fluctuations from weather, natural disasters and seasonality. Severe weather conditions and natural disasters can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, increases in frequency, severity or duration of thunderstorms, hurricanes, typhoons or other severe weather events, including from changes in the global climate, could result in increases in fuel consumption to avoid such weather, turbulence-related injuries, delays and cancellations, any of which would increase the potential for greater loss of revenue and higher costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. Because of fluctuations in our results from weather, natural disasters and seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.
An extended disruption in services provided by our third party regional carriers could have a material adverse effect on our results of operations.
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
     As of December 31, 2010, Delta reported a consolidated federal and state pretax NOL carryforward of approximately $17.5 billion. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 as a result of the merger, the issuance of equity to employees in connection with the merger and other transactions involving the sale of our common stock within the testing period.
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
     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our domestic hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York-JFK and Salt Lake City either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.
     Discount carriers, including Southwest, AirTran and JetBlue, have placed significant competitive pressure on us in the United States and on other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.
     Our international routes are subject to competition from both domestic and foreign carriers. Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In particular, alliances formed by domestic and foreign carriers, including the Star Alliance (among United Air Lines, Continental Airlines, Lufthansa German Airlines, Air Canada and others) and the oneworld alliance (among American Airlines, British Airways, Qantas and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies Treaties with the Member States of the European Union and Japan, could significantly increase competition among carriers serving those markets.
     Several joint ventures among U.S. and foreign carriers, including our transatlantic joint venture with Air France-KLM and Alitalia, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received anti-trust immunity include a transatlantic alliance among United, Continental, Air Canada and Lufthansa, a transpacific joint venture among United, Continental and All Nippon Airways, a transatlantic joint venture among American, British Airways and Iberia, and a transpacific joint venture between American and Japan Air Lines.
     Consolidation in the domestic airline industry and changes in international alliances have altered and will continue to alter the competitive landscape in the industry by resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and altered cost structures.
The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.
     The rapid spread of a contagious illness can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational problems resulting from the rapid spread of contagious illnesses in any part of the world in which we operate may have a materially adverse impact on our business and results of operations.

Terrorist attacks or international hostilities may adversely affect our business, financial condition and operating results.
     The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Potential terrorist attacks or security breaches or fear of such events, even if not made directly on the airline industry, could negatively affect us and the airline industry. The potential negative effects include increased security (including as a result of our global operations), insurance and other costs and lost revenue from increased ticket refunds and decreased ticket sales. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States.
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
     Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. The industry is heavily taxed. For example, the Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax. A ticket tax increase, if implemented, could negatively impact our results of operations.
     Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast United States, have included concepts such as “congestion-based” landing fees, “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. Furthermore, events related to extreme weather delays have caused Congress and the DOT to consider proposals related to airlines’ handling of lengthy flight delays. The recent enactment of such a regulation by the DOT could have a negative impact on our operations in certain circumstances.
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
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events and (2) increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through September 30, 2011, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
Flight Equipment
     Our operating fleet at December 31, 2010 is summarized in the following table:

	Current Fleet
		Capital	Operating		Average
Aircraft Type	Owned	Lease	Lease	Total	Age

Passenger Aircraft:
B-737-700	10	—	—	10	1.9
B-737-800	73	—	—	73	9.9
B-747-400	4	9	3	16	17.1
B-757-200	90	40	34	164	17.9
B-757-300	16	—	—	16	7.8
B-767-300	9	—	5	14	19.7
B-767-300ER	49	2	6	57	14.7
B-767-400ER	21	—	—	21	9.8
B-777-200ER	8	—	—	8	10.9
B-777-200LR	10	—	—	10	1.8
A319-100	55	—	2	57	8.9
A320-200	41	—	28	69	15.8
A330-200	11	—	—	11	5.8
A330-300	21	—	—	21	5.4
MD-88	66	49	2	117	20.5
MD-90	19	—	—	19	14.9
DC-9	39	—	—	39	34.1
CRJ-100	21	13	23	57	12.9
CRJ-200	—	—	8	8	12.6
CRJ-700	15	—	—	15	7.1
CRJ-900	13	—	—	13	3.1

Total	591	113	111	815	15.1

     The above table:
•	Excludes all grounded aircraft, including 28 DC-9 and 13 CRJ-100 aircraft, which were grounded during the year ended December 31, 2010; and

•	Excludes 175 CRJ-200, 51 CRJ-900, 36 Embraer 175, 26 SAAB 340+ and 12 CRJ-700 aircraft flown by our third party contract carriers. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.
During 2010, we had the following activity:
•	Purchased 22 B-737-800 (20 of which were immediately sold to third parties) and two B-777-200LR;

•	Purchased 12 previously owned MD-90 aircraft and the following aircraft off lease: 10 B-767-300, four B-757-200, three MD-88 and one B-767-300ER aircraft; and

•	Entered into an agreement to lease from a third party eight previously owned MD-90 aircraft. Two of these aircraft were delivered in 2010, and the remainder will be delivered in 2011.
Aircraft Purchase Commitments
     Our aircraft purchase commitments at December 31, 2010 relate to 18 B-787-8 aircraft and 12 previously owned MD-90 aircraft. During 2010, we entered into an agreement with The Boeing Company to reaffirm our previous orders for 18 B-787-8 aircraft and to defer delivery of those aircraft from 2008-2010 to 2020-2022. Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

Aircraft on Option
     Our options to purchase additional aircraft at December 31, 2010 are shown in the following table:

	Delivery in Calendar Years Ending
				After		Rolling
Aircraft on Option(1)	2012	2013	2014	2014	Total	Options

B-737-800	16	30	14	—	60	78
B-767-300ER	—	1	1	3	5	—
B-767-400	1	2	2	5	10	—
B-777-200LR	2	4	4	4	14	—
EMB 175	4	18	14	—	36	—

Total	23	55	35	12	125	78

(1)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.
Ground Facilities
     We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport, on land leased from the City of Atlanta generally under long-term leases. We own our Atlanta reservations center, other real property in Atlanta and the former Northwest headquarters building and flight training buildings, which are located near the Minneapolis-St. Paul International Airport. Other owned facilities include reservations centers in Minot, North Dakota and Chisholm, Minnesota, and a data processing center in Eagan, Minnesota. We also own property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo’s Narita International Airport.
     We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways, and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Examples of major leases and use agreements at hub or other significant airports that will expire in the next few years include, among others: (1) our Salt Lake City International Airport use and lease agreement, which expires in 2013; and (2) our Memphis International Airport use and lease agreement, which expires in 2011. We also lease aircraft maintenance facilities and air cargo facilities at certain airports, including, among others: (1) our main Atlanta maintenance base; (2) our Atlanta air cargo facilities and our hangar and air cargo facilities at the Cincinnati/Northern Kentucky International Airport, Salt Lake City International Airport, Detroit Metropolitan International Airport, Minneapolis-St. Paul International Airport and Seattle-Tacoma International Airport. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticketing and reservations offices in certain locations for varying terms.
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

     During the December 2010 quarter, we began a redevelopment project at JFK, where we currently operate primarily at Terminal 2 for domestic flights and Terminal 3 for international flights under leases with the Port Authority of New York and New Jersey (“Port Authority”). We estimate this project will cost approximately $1.2 billion and will be completed in stages over five years. We also conduct some flights from Terminal 4, which is operated by JFK International Air Terminal, LLC, a private party, under a lease with the Port Authority. Our JFK redevelopment project includes the (1) enhancement and expansion of Terminal 4, including the construction of nine new gates; (2) construction of a passenger connector between Terminal 2 and Terminal 4; (3) demolition of the outdated Terminal 3 facilities; and (4) development of the Terminal 3 site for aircraft parking positions. Upon completion of the Terminal 4 expansion, expected to occur in 2013, we will relocate our operations from Terminal 3 to Terminal 4, proceed with demolition activities in Terminal 3 and thereafter conduct coordinated flight operations from Terminals 2 and 4. For information about special project bonds issued to fund a substantial majority of the project and our 30 year sublease of space in Terminal 4 from the operator of Terminal 4, see Note 8 of the Notes to the Consolidated Financial Statements.
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
     In February 2010, the plaintiffs in the MDL proceeding filed a consolidated amended class action complaint which substantially expanded the scope of the original complaint. In the consolidated amended complaint, plaintiffs added new allegations concerning alleged signaling by both Delta and AirTran based upon statements made to the investment community by both carriers relating to industry capacity levels during 2008-2009. Plaintiffs also added a new cause of action against Delta alleging attempted monopolization in violation of Section 2 of the Sherman Act, paralleling a claim previously asserted against AirTran but not Delta.
     In August 2010, the District Court issued an order granting Delta’s motion to dismiss the Section 2 claim, but denying its motion to dismiss the Section 1 claim. Plaintiffs have filed a motion to certify the Section 1 class, which Delta has opposed. This motion remains pending. We believe the claims in these cases are without merit and are vigorously defending these lawsuits.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the highest and lowest sales price for our common stock as reported on the NYSE.

	Common Stock
	High	Low

Fiscal 2009
First Quarter	$12.65	$3.51
Second Quarter	$8.27	$5.31
Third Quarter	$9.88	$5.56
Fourth Quarter	$12.08	$6.78

Fiscal 2010
First Quarter	$14.90	$10.93
Second Quarter	$14.94	$10.90
Third Quarter	$12.80	$9.60
Fourth Quarter	$14.54	$10.96

Holders
     As of January 31, 2011, there were approximately 3,670 holders of record of our common stock.
Dividends
     We expect to retain any future earnings to fund our operations and meet our cash and liquidity needs. In addition, our ability to pay dividends or repurchase common stock is restricted under several of our credit facilities. Therefore, we do not anticipate paying any dividends on our common stock or repurchasing common stock for the foreseeable future.

Stock Performance Graph
     The following graph compares the cumulative total returns during the period from April 30, 2007 to December 31, 2010 of our common stock to the Standard & Poor’s 500 Stock Index and the Amex Airline Index. The comparison assumes $100 was invested on April 30, 2007 in each of our common stock and the indices and assumes that all dividends were reinvested. Data for periods prior to April 30, 2007 is not shown because of the period we were in bankruptcy and the lack of comparability of financial results before and after April 30, 2007.
     The Amex Airline Index (ticker symbol XAL) consists of Alaska Air Group, Inc., AMR Corporation, Copa Holdings SA, Delta, GOL Linhas Areas Inteligentes S.A., JetBlue Airways Corporation, LAN Airlines SA ADS, Ryanair Holdings plc, SkyWest, Inc., Southwest Airlines Company, TAM S.A. ADS, United Continental Holdings, Inc., and US Airways Group, Inc.
Issuer Purchases of Equity Securities
     We withheld the following shares of common stock to satisfy tax withholding obligations during the December 2010 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

				Maximum Number of
				Shares (or Approximate
	Total		Total Number of Shares	Dollar Value) of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	Per Share	Plans or Programs(1)	Plan or Programs

October 1-31, 2010	49,511	$12.01	49,511	(1)
November 1-30, 2010	14,014	$13.53	14,014	(1)
December 1-31, 2010	2,364	$13.88	2,364	(1)

Total	65,889		65,889

(1)	Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under our 2007 Performance Compensation Plan. The 2007 Performance Compensation Plan and Delta’s Plan of Reorganization both provide for the withholding of shares to satisfy tax obligations. Neither specifies a maximum number of shares that can be withheld for this purpose. See Note 11 and Note 13 of the Notes to the Consolidated Financial Statements elsewhere in this Form 10-K for more information about Delta’s Plan of Reorganization and the 2007 Performance Compensation Plan, respectively.

ITEM 6. SELECTED FINANCIAL DATA
     On October 29, 2008, a wholly-owned subsidiary of ours merged with and into Northwest Airlines Corporation. Our Consolidated Financial Statements include the results of operations of Northwest and its wholly-owned subsidiaries for the period from October 30 to December 31, 2008. For additional information regarding purchase accounting, see Note 12 of the Notes to the Consolidated Financial Statements.
     On September 15, 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2007 (the “Effective Date”), the Delta Debtors emerged from bankruptcy. Upon emergence from Chapter 11, we adopted fresh start reporting which resulted in our becoming a new entity for financial reporting purposes. Accordingly, consolidated financial data on or after May 1, 2007 is not comparable to the consolidated financial data prior to that date.
     References in the tables below to “Successor” refer to Delta on or after May 1, 2007, after giving effect to (1) the cancellation of Delta common stock issued prior to the Effective Date, (2) the issuance of new Delta common stock and certain debt securities in accordance with the Delta Debtors’ Joint Plan of Reorganization, and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to May 1, 2007.
     The following tables are derived from our audited consolidated financial statements, and present selected financial and operating data for the (1) years ended December 31, 2010, 2009 and 2008 of the Successor, (2) eight months ended December 31, 2007 of the Successor, (3) four months ended April 30, 2007 of the Predecessor and (4) year ended December 31, 2006 of the Predecessor.
Consolidated Summary of Operations

	Successor				Predecessor
				Eight	Four
				Months	Months
				Ended	Ended	Year Ended
	Year Ended December 31,			December 31,	April 30,	December 31,
(in millions, except share data)	2010(1)	2009(2)	2008(3)	2007	2007(4)	2006(5)

Operating revenue	$31,755	$28,063	$22,697	$13,358	$5,796	$17,532
Operating expense	29,538	28,387	31,011	12,562	5,496	17,474

Operating income (loss)	2,217	(324)	(8,314)	796	300	58
Interest expense, net	(1,185)	(1,251)	(613)	(276)	(248)	(801)
Miscellaneous, net	(424)	(6)	(114)	5	27	(19)

Income (loss) before reorganization items, net	608	(1,581)	(9,041)	525	79	(762)
Reorganization items, net	—	—	—	—	1,215	(6,206)

Income (loss) before income taxes	608	(1,581)	(9,041)	525	1,294	(6,968)
Income tax (provision) benefit	(15)	344	119	(211)	4	765

Net income (loss)	593	(1,237)	(8,922)	314	1,298	(6,203)
Preferred stock dividends	—	—	—	—	—	(2)

Net income (loss) attributable to common stockholders	$593	$(1,237)	$(8,922)	$314	$1,298	$(6,205)

Basic earnings (loss) per share	$0.71	$(1.50)	$(19.08)	$0.80	$6.58	$(31.58)

Diluted earnings (loss) per share	$0.70	$(1.50)	$(19.08)	$0.79	$4.63	$(31.58)

(1)	Includes (a) $450 million, or $0.53 diluted loss per share, in restructuring and merger-related charges primarily associated with (i) Northwest and the integration of Northwest operations into Delta and (ii) asset impairment charges related to the initiative to substantially reduce our 50-seat aircraft fleet and retired dedicated freighter aircraft and (b) $401 million, or $0.48 diluted loss per share, primarily due to a loss on extinguishment of debt.

(2)	Includes (a) $407 million, or $0.49 diluted loss per share, in restructuring and merger-related charges associated with (i) Northwest and the integration of Northwest operations into Delta and (ii) severance and related costs, (b) an $83 million, or $0.10 diluted loss per share, non-cash loss for the write-off of the unamortized discount on the extinguishment of certain Northwest debt and (c) a non-cash income tax benefit of $321 million, or $0.39 diluted earnings per share, from our consideration of all income sources, including other comprehensive income.

(3)	Includes a $7.3 billion non-cash charge, or $15.59 diluted loss per share, from an impairment of goodwill and other intangible assets and $1.1 billion, or $2.42 diluted loss per share, in primarily non-cash merger-related charges relating to the issuance or vesting of employee equity awards in connection with our merger with Northwest.

(4)	Includes a $1.2 billion non-cash gain, or $5.20 diluted earnings per share, for reorganization items.

(5)	Includes a $6.2 billion non-cash charge, or $31.58 diluted loss per share, for reorganization items, a $310 million non-cash charge, or $1.58 diluted loss per share, associated with certain accounting adjustments and a $765 million income tax benefit, or $3.89 diluted earnings per share.
Other Financial and Statistical Data
(Unaudited)

	Successor							Predecessor
							Eight Months	Four Months
							Ended	Ended	Year Ended
	Year Ended December 31,						December 31,	April 30,	December 31,
Consolidated(1)	2010		2009		2008		2007	2007	2006

Revenue passenger miles (millions)	193,169		188,943		134,879		85,029	37,036	116,133
Available seat miles (millions)	232,684		230,331		165,639		104,427	47,337	147,995
Passenger mile yield	14.11	¢	12.60	¢	14.52	¢	13.88 ¢	13.84 ¢	13.34	¢
Passenger revenue per available seat mile	11.71	¢	10.34	¢	11.82	¢	11.30 ¢	10.83 ¢	10.47	¢
Operating cost per available seat mile	12.69	¢	12.32	¢	18.72	¢	12.03 ¢	11.61 ¢	11.80	¢
Passenger load factor	83.0%		82.0%		81.4%		81.4%	78.2%	78.5%
Fuel gallons consumed (millions)	3,823		3,853		2,740		1,742	792	2,480
Average price per fuel gallon, net of hedging	$2.33		$2.15		$3.16		$2.38	$1.93	$2.12
Full-time equivalent employees, end of period	79,684		81,106		84,306		55,044	52,704	51,322

(1)	Includes the operations of our contract carriers under capacity purchase agreements; full-time equivalent employees excludes employees of contract carriers we do not own.

	Successor				Predecessor
	December 31,				December 31,
(in millions)	2010	2009	2008	2007	2006

Total assets	$43,188	$43,789	$45,084	$32,423	$19,622
Long-term debt and capital leases (including current maturities)	$15,252	$17,198	$16,571	$9,000	$8,012
Stockholders’ equity (deficit)	$897	$245	$874	$10,113	$(13,593)
Common stock outstanding	835	784	695	292	197

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
Results of Operations — 2010 Compared to 2009
     We reported net income of $593 million for 2010, compared to a net loss of $1.2 billion for 2009. This $1.8 billion improvement primarily reflects a strengthening of the airline industry revenue environment. In 2010, we recorded special items totaling $851 million in expenses, including $450 million of restructuring and merger-related items and $401 million primarily due to a loss on extinguishment of debt. In 2009, our special items totaled $169 million in net expenses. Operating margin excluding special items (a non-GAAP financial measure as defined in “Supplemental Information” below) was 8.4% in 2010, compared to 0.3% in 2009.
Operating Revenue

				%
	Year Ended December 31,		Increase	Increase
(in millions)	2010	2009	(Decrease)	(Decrease)

Passenger:
Mainline	$21,408	$18,522	$2,886	16%
Regional carriers	5,850	5,285	565	11%

Total passenger revenue	27,258	23,807	3,451	14%
Cargo	850	788	62	8%
Other	3,647	3,468	179	5%

Total operating revenue	$31,755	$28,063	$3,692	13%

		Increase (Decrease)
		vs. Year Ended December 31, 2009
					Passenger
	Year Ended	Passenger	RPMs	ASMs	Mile		Load
(in millions)	December 31, 2010	Revenue	(Traffic)	(Capacity)	Yield	PRASM	Factor

Domestic	$11,878	11%	1%	2%	9%	9%	(0.3)pts
Atlantic	5,152	18%	0%	(3)%	18%	21%	2.3 pts
Pacific	2,806	38%	14%	9%	21%	26%	7.3 pts
Latin America	1,572	13%	4%	3%	8%	10%	1.0 pts

Total Mainline	21,408	16%	3%	2%	12%	14%	1.0 pts
Regional carriers	5,850	11%	(1)%	(2)%	12%	13%	1.0 pts

Total passenger revenue	$27,258	14%	2%	1%	12%	13%	1.0 pts

     Mainline Passenger Revenue. Mainline passenger revenue increased primarily due to increased business demand for air travel and an increase in fares, largely due to the strengthening of the airline industry revenue environment. During 2009, weakened demand for air travel from the global recession and the effects of the H1N1 virus and related capacity reductions had a significant negative impact on our mainline passenger revenue.
•	Domestic Passenger Revenue. Domestic passenger revenue increased 11% from a 9% increase in PRASM on a 0.3 point decrease in load factor and a 2% increase in capacity. The passenger mile yield increased 9%, reflecting an increase in business travel and an increase in fares.

•	International Passenger Revenue. International passenger revenue increased 22% from a 21% increase in PRASM and a 2.4 point increase in load factor on a 1% increase in capacity. The passenger mile yield increased 17%, reflecting an increase in demand for air travel and an increase in fares.

     Regional carriers. Passenger revenue of regional carriers increased 11% from a 13% increase in PRASM and a 1.0 point increase in load factor on a 2% decline in capacity. The passenger mile yield increased 12%, reflecting an increase in demand for air travel and an increase in fares.
     Cargo. Cargo revenue increased due to a 13% increase in yield and a 25% increase in volume, primarily in international markets, partially offset by capacity reductions due to the retirement of our dedicated freighter aircraft in 2009.
     Other. Other revenue increased due to higher baggage fee revenue from an increased volume of checked bags.
Operating Expense

	Year Ended
	December 31,		Increase	% Increase
(in millions)	2010	2009	(Decrease)	(Decrease)

Aircraft fuel and related taxes	$7,594	$7,384	$210	3%
Salaries and related costs	6,751	6,838	(87)	(1)%
Contract carrier arrangements	4,305	3,823	482	13%
Aircraft maintenance materials and outside repairs	1,569	1,434	135	9%
Contracted services	1,549	1,595	(46)	(3)%
Depreciation and amortization	1,511	1,536	(25)	(2)%
Passenger commissions and other selling expenses	1,509	1,405	104	7%
Landing fees and other rents	1,281	1,289	(8)	(1)%
Passenger service	673	638	35	5%
Aircraft rent	387	480	(93)	(19)%
Profit sharing	313	—	313	NM(1)
Restructuring and merger-related items	450	407	43	11%
Other	1,646	1,558	88	6%

Total operating expense	$29,538	$28,387	$1,151	4%

(1)	NM — not meaningful
     On July 1, 2010, we sold Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”) to Trans States Airlines, Inc. (“Trans States”) and Pinnacle Airlines Corp. (“Pinnacle”), respectively. Upon the closing of these transactions, we entered into new or amended long-term capacity purchase agreements with Compass, Mesaba and Pinnacle. Prior to these sales, expenses related to Compass and Mesaba as our wholly-owned subsidiaries were reported in the applicable expense line items. Subsequent to these sales, expenses related to Compass and Mesaba are reported as contract carrier arrangements expense.
     Aircraft fuel and related taxes. Aircraft fuel and related taxes increased due to higher average unhedged fuel prices, which increased fuel costs $1.6 billion, partially offset by reductions of $1.3 billion in fuel hedge costs and $156 million from the change in reporting described above due to the transactions involving Compass and Mesaba. We recorded $89 million in net fuel hedge costs for 2010, compared to $1.4 billion in 2009. The fuel hedge costs for 2009 were primarily from losses on hedge contracts purchased in 2008 when fuel prices reached record highs and were expected to continue to rise but instead declined.
     Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to higher average fuel prices and the change in reporting described above due to the transactions involving Compass and Mesaba.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs expense increased primarily due to returning aircraft to service after temporary storage, as well as the timing of engine and airframe maintenance volumes.
     Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased primarily due to higher revenue-related expenses, such as booking fees and sales commissions, from the increase in revenue.
     Profit sharing. We recorded $313 million related to our broad-based employee profit sharing plans for 2010. We did not record any profit sharing expense in 2009. Our broad-based profit sharing plans provide that, for each year in which we have an annual pre-tax profit (as defined in the plan document), we will pay a specified portion of that profit to eligible employees.

     Restructuring and merger-related items. Restructuring and merger-related items increased primarily due to the following:
•	During 2010, we recorded a $268 million charge primarily for merger-related items and $182 million in asset impairment charges related to the initiative to substantially reduce our 50-seat aircraft and the retired dedicated freighter aircraft.

•	During 2009, we recorded a $288 million charge primarily for merger-related items and a $119 million charge in connection with employee workforce reduction programs.
Other (Expense) Income
     Other expense, net for 2010 was $1.6 billion, compared to $1.3 billion for 2009. This change is attributable to the following:

(Unfavorable) Favorable vs.
Year Ended
(in millions)	December 31, 2009

Loss on extinguishment of debt	$(308)
Net interest expense	(88)
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	(61)
Foreign currency exchange rates	(52)
Amortization of debt discount, net	154
Other	3

Total other expense, net	$(352)

     For additional information regarding our loss on extinguishment of debt and amortization of debt discount, net, see Note 5 of the Notes to the Consolidated Financial Statements.
Income Taxes
     We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. For 2010, we recorded an income tax provision of $15 million, primarily related to international and state income taxes. We did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance.
     For 2009, we recorded an income tax benefit of $344 million, including a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million on other comprehensive income. We did not record an income tax benefit for U.S. federal income tax purposes in 2009 since our deferred tax assets are fully reserved by a valuation allowance.
     At December 31, 2010, we had $17.1 billion of U.S. federal pre-tax net operating loss carryforwards. Accordingly, we believe we will not pay any cash federal income taxes during the next several years. Our U.S. federal pre-tax net operating loss carryforwards do not begin to expire until 2022.
Results of Operations — 2009 GAAP Compared to 2008 Combined
     In this section, we compare Delta’s results of operations under GAAP for the year ended December 31, 2009 with Delta’s results of operations on a combined basis for the year ended December 31, 2008. For this purpose, Delta’s results of operations for 2008 on a combined basis add (1) Delta’s results of operations under GAAP for 2008, which includes Northwest’s results of operations from October 30 to December 31, 2008 and (2) Northwest’s results of operations from January 1 to October 29, 2008. This presentation of the 2008 financial results provides a more meaningful basis for comparing Delta’s financial performance in 2009 and 2008.

     Delta’s results of operations for 2008 on a combined basis are derived from our Consolidated Financial Statements but are not presented in accordance with GAAP. Certain of this information is considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. The non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.
Operating Revenue

	GAAP	2008			2009 GAAP vs. 2008 Combined
	Year Ended	GAAP	Northwest	Combined		%
	December 31,	Year Ended	January 1 to	Year Ended	Increase	Increase
(in millions)	2009	December 31	October 29	December 31	(Decrease)	(Decrease)

Passenger:
Domestic	$10,737	$8,580	$4,872	$13,452	$(2,715)	(20)%
Atlantic	4,357	4,390	1,450	5,840	(1,483)	(25)%
Pacific	2,034	678	2,029	2,707	(673)	(25)%
Latin America	1,394	1,489	131	1,620	(226)	(14)%

Total Mainline	18,522	15,137	8,482	23,619	(5,097)	(22)%
Regional carriers	5,285	4,446	1,643	6,089	(804)	(13)%

Total passenger revenue	23,807	19,583	10,125	29,708	(5,901)	(20)%
Cargo	788	686	667	1,353	(565)	(42)%
Other	3,468	2,428	799	3,227	241	7%

Total operating revenue	$28,063	$22,697	$11,591	$34,288	$(6,225)	(18)%

		Increase (Decrease)
	GAAP	2009 GAAP vs. 2008 Combined
	Year Ended				Passenger
	December 31,	Passenger		ASMs	Mile		Load
(in millions)	2009	Revenue	RPMs (Traffic)	(Capacity)	Yield	PRASM	Factor

Domestic	$10,737	(20)%	(7)%	(8)%	(14)%	(14)%	— pts
Atlantic	4,357	(25)%	(8)%	(9)%	(20)%	(19)%	0.9 pts
Pacific	2,034	(25)%	(12)%	(8)%	(14)%	(17)%	(3.5) pts
Latin America	1,394	(14)%	(2)%	(1)%	(12)%	(14)%	(1.3) pts

Total Mainline	18,522	(22)%	(8)%	(7)%	(15)%	(15)%	(0.3) pts
Regional carriers	5,285	(13)%	(1)%	0%	(13)%	(13)%	(0.1) pts

Total passenger revenue	$23,807	(20)%	(7)%	(6)%	(14)%	(14)%	(0.4) pts

     Mainline Passenger Revenue. Mainline passenger revenue decreased in 2009 compared to 2008 on a combined basis primarily due to weakened demand for air travel from the global recession, capacity reductions and the effects of the H1N1 virus on passenger travel. Passenger mile yield and PRASM both declined 15%.
•	Domestic Passenger Revenue. Domestic passenger revenue decreased 20% from a 14% decrease in PRASM on an 8% decline in capacity. The passenger mile yield decreased 14%, reflecting (1) a reduction in business demand due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to the year-over-year decline in fuel prices.

•	International Passenger Revenue. International passenger revenue decreased 23% from a 17% decrease in PRASM on a 7% decline in capacity. The passenger mile yield decreased 17%, reflecting (1) significantly reduced demand for international travel, (2) competitive pricing pressures (especially in the Atlantic market, which experienced a 20% decrease in passenger mile yield), primarily from a significant decrease in business demand due to the global recession and (3) the impact of the H1N1 virus, most notably in the Pacific and Latin America markets. The decrease in passenger mile yield in the Atlantic market also reflects unfavorable foreign currency exchange rates and lower fuel surcharges due to the year-over-year decline in fuel prices.
     Regional carriers. Passenger revenue of regional carriers declined $804 million primarily as a result of a 13% decrease in passenger mile yield while traffic and capacity remained flat. The decrease in passenger mile yield reflects a reduction in demand for air travel due to the global recession and an overall decrease in average fares due to competitive pricing pressures.

     Cargo. Cargo revenue decreased due to capacity reductions, significantly reduced cargo yields and international volume as a result of the global recession, and lower fuel surcharges due to the year-over-year decline in fuel prices. During 2009, we retired our remaining 10 dedicated freighter aircraft, which contributed to a 40% decline in capacity.
     Other. Other revenue increased $241 million primarily due to new or increased baggage handling fees and higher SkyMiles program revenue, partially offset by decreased revenue from our alliance agreements and a reduction in our aircraft maintenance and repair service.
Operating Expense

	GAAP	2008			2009 GAAP vs. 2008 Combined
	Year Ended	GAAP	Northwest	Combined		%
	December 31,	Year Ended	January 1 to	Year Ended	Increase	Increase
(in millions)	2009	December 31	October 29	December 31	(Decrease)	(Decrease)

Aircraft fuel and related taxes	$7,384	$7,346	$4,996	$12,342	$(4,958)	(40)%
Salaries and related costs	6,838	4,329	2,220	6,549	289	4%
Contract carrier arrangements	3,823	3,766	901	4,667	(844)	(18)%
Contracted services	1,595	1,062	667	1,729	(134)	(8)%
Depreciation and amortization	1,536	1,266	1,054	2,320	(784)	(34)%
Aircraft maintenance materials and outside repairs	1,434	1,169	612	1,781	(347)	(19)%
Passenger commissions and other selling expenses	1,405	1,030	737	1,767	(362)	(20)%
Landing fees and other rents	1,289	787	456	1,243	46	4%
Passenger service	638	440	210	650	(12)	(2)%
Aircraft rent	480	307	184	491	(11)	(2)%
Impairment of goodwill and other intangible assets	—	7,296	3,841	11,137	(11,137)	NM
Restructuring and merger-related items	407	1,131	225	1,356	(949)	(70)%
Other	1,558	1,082	644	1,726	(168)	(10)%

Total operating expense	$28,387	$31,011	$16,747	$47,758	$(19,371)	(41)%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $5.0 billion in 2009 compared to 2008 on a combined basis primarily due to $4.8 billion associated with lower average fuel prices and $858 million from a 7% decline in fuel consumption due to capacity reductions. These decreases were partially offset by $1.4 billion in fuel hedge losses for 2009, compared to $666 million in fuel hedge losses for 2008. The fuel hedge losses in 2009 are primarily from hedges purchased in 2008 during the period fuel prices reached record highs and were expected to continue to rise but instead declined.
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
     Contract carrier arrangements. Contract carrier arrangements expense decreased $844 million primarily due to decreases of $714 million associated with lower average fuel prices and $119 million from a 7% decline in fuel consumption due to capacity reductions.
     Depreciation and amortization. Depreciation and amortization decreased $784 million as a result of $641 million in impairment related charges recorded in the year ended December 31, 2008, primarily related to certain definite-lived intangible assets and aircraft, and $125 million related to the December 2008 multi-year extension of our co-brand credit card relationship with American Express (the “American Express Agreement”), extending the useful life of the American Express Agreement intangible asset to the date the contract expires.
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
     Restructuring and merger-related items. Restructuring and merger-related items decreased $949 million, primarily due to the following:
•	During 2009, we recorded a $288 million charge for merger-related items.

•	For 2009, we recorded a $119 million charge in connection with employee workforce reduction programs.

•	During 2008, we recorded $1.2 billion primarily in non-cash, merger-related charges related to the issuance or vesting of employee equity awards in connection with the Merger and $114 million in restructuring and related charges in connection with voluntary workforce reduction programs. In addition, we recorded charges of $25 million related to the closure of certain facilities and $14 million associated with the early termination of certain contract carrier arrangements.
Other (Expense) Income

	GAAP	2008
	Year Ended	GAAP	Northwest	Combined
	December 31,	Year Ended	January 1 to	Year Ended	Favorable
(in millions)	2009	December 31	October 29	December 31	(Unfavorable)

Interest expense	$(1,278)	$(705)	$(373)	$(1,078)	$(200)
Interest income	27	92	86	178	(151)
Loss on extinguishment of debt	(83)	—	—	—	(83)
Miscellaneous, net	77	(114)	(230)	(344)	421

Total other expense, net	$(1,257)	$(727)	$(517)	$(1,244)	$(13)

     Other expense, net for 2009 was $1.3 billion, compared to $1.2 billion for 2008 on a combined basis. This change is primarily attributable to (1) a $200 million increase in interest expense from increased amortization of debt discount, (2) a $151 million decrease in interest income primarily from significantly reduced short-term interest rates, (3) an $83 million non-cash loss for the write-off of the unamortized discount on the extinguishment of certain Northwest debt and (4) a $421 million favorable change in miscellaneous, net due to the following:

Favorable (Unfavorable)
2009 GAAP vs.
(in millions)	2008 Combined

Miscellaneous, net
Impairment in 2008 of minority ownership interest	$213
Foreign currency exchange rates	99
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	77
Loss on investments in 2008	41
Other	(9)

Total miscellaneous, net	$421

Income Taxes

		2008
	GAAP
	Year Ended	GAAP	Northwest	Combined
	December 31,	Year Ended	January 1 to	Year Ended
(in millions)	2009	December 31	October 29	December 31	Increase

Income tax benefit	$344	$119	$211	$330	$14

     We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. For 2009, we recorded an income tax benefit of $344 million, including a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million on other comprehensive income. We did not record an income tax benefit for U.S. federal income tax purposes in 2009 since our deferred tax assets are fully reserved by a valuation allowance.
     We recorded an income tax benefit of $330 million for 2008 on a combined basis due to the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit because goodwill is not deductible for income tax purposes. We did not record an income tax benefit for U.S. federal income tax purposes as a result of the remaining loss for 2008. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
Financial Condition and Liquidity
     We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of December 31, 2010, we had $5.2 billion in unrestricted liquidity, consisting of $3.6 billion in cash and cash equivalents and short-term investments and $1.6 billion in undrawn revolving credit facilities. At December 31, 2010, total debt and capital leases, including current maturities, was $15.3 billion, a $1.9 billion reduction from December 31, 2009. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that substantially all of our assets are subject to liens.
     Fleet Strategy. We continue to focus on investing in our existing fleet, including investments in our domestic mainline aircraft to: (1) add winglets to increase fuel efficiency and (2) expand the First Class cabin on much of our domestic mainline fleet in response to business customer demand. We are also investing in our international transoceanic aircraft to enhance our product by featuring full flat bed seats in BusinessElite and in-seat audio and video in all cabins. In addition, we are making investments in our regional aircraft product to create a consistent experience by adding First Class to 70 and 76 seat regional jets.
     Throughout 2010, we have been acquiring previously owned MD-90 aircraft at significantly lower ownership and total cost relative to comparable new aircraft, and we will seek to acquire additional previously owned MD-90 aircraft in the future. We are also evaluating the future replacement needs for our domestic mainline fleet. If determined necessary, we will seek to acquire previously owned aircraft or place an aircraft order to replace older, less efficient aircraft, such as the DC-9 aircraft. If an aircraft order is placed, we would not expect deliveries of new aircraft to begin earlier than 2013. We have no immediate fleet renewal needs for international aircraft. As previously announced, we continue to substantially reduce our 50-seat regional jet aircraft fleet, retire our DC-9 fleet and eliminate our regional turboprop fleet.
     JFK Redevelopment. John F. Kennedy International Airport (“JFK”) is one of the world’s busiest airports in one of the most competitive airline markets. We currently operate primarily at Terminal 2 for domestic flights and Terminal 3, which was constructed in 1960, for international flights under leases with the Port Authority of New York and New Jersey (“Port Authority”). We also conduct some flights from Terminal 4, which is operated by JFK International Air Terminal, LLC, a private party, under its lease with the Port Authority.

     During the December 2010 quarter, we began a redevelopment project that we believe will create a state-of-the-art facility for us at JFK. We estimate this project will cost approximately $1.2 billion and will be completed in stages over five years. This project includes the (1) enhancement and expansion of Terminal 4, including the construction of nine new gates; (2) construction of a passenger connector between Terminal 2 and Terminal 4; (3) demolition of the outdated Terminal 3 facilities; and (4) development of the Terminal 3 site for aircraft parking positions. Upon completion of the Terminal 4 expansion, expected to occur in 2013, we will relocate our operations from Terminal 3 to Terminal 4; proceed with demolition activities in Terminal 3; and thereafter conduct coordinated flight operations from Terminals 2 and 4. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.
Liquidity Events
     Significant liquidity events during 2010 included the following (see also Note 5 of the Notes to the Consolidated Financial Statements for additional information):
•	American Express Agreement. We and American Express modified our agreement under which we received $1.0 billion in 2008 from American Express for their advance purchase of SkyMiles. Our obligations with respect to the advance payment will be satisfied by the use of SkyMiles by American Express over a specified period (“SkyMiles Usage Period”) rather than by cash payments from us to American Express. The 2010 modification changed the SkyMiles Usage Period to a three-year period beginning in December 2011 from a two-year period beginning in December 2010.

•	Pension Obligations. We sponsor a defined benefit pension plan for eligible non-pilot pre-Merger Delta employees and retirees, and defined benefit pension plans for eligible pre-Merger Northwest employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are generally governed by the Employee Retirement Income Security Act. We contributed $728 million to our defined benefit pension plans during 2010.

•	Exit Revolving Facility. We (1) repaid $914 million of our $1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”) and (2) amended the Exit Revolving Facility to convert the remaining $86 million of revolving commitment to a fully funded, non-revolving loan due April 2012. Borrowings under the Exit Revolving Facility can be repaid without penalty and amounts repaid can be reborrowed.

•	2009-1 EETC. We received $347 million of net proceeds, which were previously held in escrow, from the 2009 offering of Pass Through Certificates, Series 2009-1 (the “2009-1 EETC”). We used the proceeds received in 2010 to refinance 22 aircraft that secured our 2000-1 EETC, which matured in November 2010. The 2009-1 EETC has a weighted average fixed interest rate of 8.1% and has a final maturity in December 2019.

•	2010-1A EETC. We completed a $450 million offering of Pass Through Certificates, Series 2010-1A (the “2010-1A EETC”), through a pass through trust. We used the net proceeds to finance two B-777-200LR aircraft purchased in March 2010 and refinance 22 aircraft that secured our 2000-1 EETC. The 2010-1A EETC bears interest at a fixed rate of 6.2% per year and has a final maturity in July 2018.

•	2010-2A EETC. We completed a $474 million offering of Pass Through Certificates, Series 2010-2A (the “2010-2A EETC”), through a pass through trust. We used $270 million in net proceeds to finance or refinance 12 aircraft. The remaining $204 million is being held in escrow until we refinance other aircraft, including 10 aircraft currently securing our 2001-1 EETC, which matures in September 2011. The 2010-2A EETC bears interest at a fixed rate of 4.95% per year and has a final maturity in May 2019.

•	Other. We used $1.0 billion to:
•	Repurchase in cash tender offers $300 million principal amount of debt;

•	Prepay $435 million of existing debt;

•	Redeem $75 million of other secured financings; and

•	Purchase 18 aircraft off lease.
We also restructured $820 million of existing debt, including changes in applicable interest rates and other payment terms.

Sources and Uses of Cash
Cash Flows From Operating Activities
     Cash provided by operating activities totaled $2.8 billion for 2010, primarily reflecting (1) $2.6 billion in net income after adjusting for items such as depreciation and amortization, (2) a $516 million increase in accounts payable and accrued liabilities primarily related to our broad-based employee profit sharing plans and increased operations due to the improving economy and (3) a $232 million increase in advance ticket sales primarily due to an increase in air fares. Cash provided by operating activities for the year ended December 31, 2010 was partially offset by a $345 million decrease in frequent flyer liability.
     Cash provided by operating activities totaled $1.4 billion for 2009, primarily reflecting the return from counterparties of $1.1 billion of hedge margin primarily used to settle hedge losses recognized during the period and $690 million in net income after adjusting for items such as depreciation and amortization.
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
Cash Flows From Investing Activities
     Cash used in investing activities totaled $2.0 billion for 2010, primarily reflecting investments of (1) $1.1 billion for flight equipment, including aircraft modifications and parts, (2) $287 million for ground property and equipment and (3) $730 million for purchases of investments. Flight equipment acquisitions include the purchase of 34 aircraft, four of which were purchased new from the manufacturer, 18 of which were purchased off lease and 12 of which were previously owned.
     Cash used in investing activities totaled $1.0 billion for 2009, primarily reflecting net investments of $951 million for flight equipment and $251 million for ground property and equipment. Cash used in investing activities was partially offset by a $142 million distribution of our investment in a money market fund that was liquidated in an orderly manner in 2010 and $100 million of proceeds from the sale of flight equipment.
     Cash provided by investing activities totaled $1.6 billion for 2008, primarily reflecting the inclusion of $2.4 billion in cash and cash equivalents from Northwest in the Merger and $609 million in restricted cash and cash equivalents, primarily related to $500 million of cash from a Northwest borrowing that was released from escrow. These inflows were partially offset by investments of $1.3 billion for flight equipment and $241 million for ground property and equipment.
Cash Flows From Financing Activities
     Cash used in financing activities totaled $2.5 billion for 2010, reflecting the repayment of $3.7 billion in long-term debt and capital lease obligations, including the repayment of $914 million of our Exit Revolving Facility. Cash used in financing activities was partially offset by $1.1 billion in proceeds from aircraft financing, including the 2009-1 EETC, 2010-1A EETC and 2010-2A EETC.
     Cash used in financing activities totaled $19 million for 2009, primarily reflecting $3.0 billion in proceeds from long-term debt and aircraft financing, largely associated with the issuance of (1) $2.1 billion under three new financings, which included (a) $750 million of senior secured credit facilities, (b) $750 million of senior secured notes, and (c) $600 million of senior second lien notes, (2) $342 million from the 2009-1 EETC offering and (3) $150 million of tax exempt bonds, mostly offset by the repayment of $2.9 billion in long-term debt and capital lease obligations, including the Northwest senior secured exit financing facility and the Revolving Facility.

     Cash provided by financing activities totaled $1.7 billion for 2008, primarily reflecting (1) $1.0 billion in borrowings under a revolving credit facility, (2) $1.0 billion received under the American Express Agreement for an advance purchase of SkyMiles and (3) $1.0 billion from aircraft financing. Cash provided by financing activities was partially offset by the repayment of $1.6 billion of long-term debt and capital lease obligations.
Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2010 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions, and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments which are generally ordinary course of business obligations that do not include contractual commitments.
     The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.
     During 2010, the following significant events impacted our contractual obligations:
•	Our JFK redevelopment initiative. Estimated amounts payable by us under our new 33 year sublease are included in operating lease payments below.

•	Our agreement with The Boeing Company to reaffirm our previous orders for 18 B-787-8 aircraft and to defer delivery of those aircraft from 2008-2010 to 2020-2022. Our estimated payments to purchase these aircraft are included in aircraft purchase obligations below.

•	Our sale of Compass and Mesaba. Our estimated minimum fixed obligations under our capacity purchase agreements with these airlines are included in contract carrier obligations below.

	Contractual Obligations by Year
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt
Principal amount	$2,004	$2,041	$1,443	$2,793	$1,271	$4,890	$14,442
Interest payments	750	650	560	480	310	1,010	3,760
Contract carrier obligations	2,080	1,970	2,040	2,050	2,020	6,740	16,900
Operating lease payments	1,420	1,351	1,320	1,263	1,169	8,423	14,946
Employee benefit obligations	730	810	730	710	700	9,370	13,050
Aircraft purchase commitments	60	—	—	—	—	2,500	2,560
Capital lease obligations	214	193	160	130	124	404	1,225
Other obligations	380	220	140	60	60	300	1,160

Total	$7,638	$7,235	$6,393	$7,486	$5,654	$33,637	$68,043

     Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt reported on our Consolidated Balance Sheet at December 31, 2010. The table excludes $1.0 billion we received from American Express for its advance purchase of SkyMiles because this obligation will be satisfied by American Express’ use of SkyMiles over a specified period rather than by cash payments from us. For additional information about our long-term debt and agreement with American Express, see Note 5 of the Notes to the Consolidated Financial Statements.
     Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using LIBOR at December 31, 2010. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.
     Contract Carrier Obligations. Represents our estimated minimum fixed obligations under capacity purchase agreements with regional carriers (excluding Comair). The reported amounts are based on (1) the required minimum levels of flying by our contract carriers under the applicable agreements and (2) assumptions regarding the costs associated with such minimum levels of flying. For additional information about our capacity purchase agreements, see Note 7 of the Notes to the Consolidated Financial Statements.
     Operating Lease Payments. Includes our noncancelable operating leases. For additional information, see Note 6 and Note 8 of the Notes to the Consolidated Financial Statements.

     Employee Benefit Obligations. Represents primarily (1) our estimated minimum required funding for our qualified defined benefit pension plans based on actuarially determined estimates and (2) projected future benefit payments from our unfunded postretirement and postemployment plans. For additional information about our defined benefit pension plans, see “Critical Accounting Policies and Estimates” and Note 10 of the Notes to the Consolidated Financial Statements.
     Aircraft Purchase Commitments. Represents primarily our commitments to purchase 18 B-787-8 aircraft and 12 previously owned MD-90 aircraft. The table excludes our orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.
     Other Obligations. Represents primarily estimated purchase obligations under which we are required to make minimum payments for goods and services, including but not limited to insurance, outsourced human resource services, marketing, maintenance, technology, sponsorships and other third party services and products.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are those that require significant judgments and estimates. Accordingly, the actual results may differ materially from these estimates. For a discussion of these and other accounting policies, see Note 1 of our Notes to our Consolidated Financial Statements.
Frequent Flyer Program
     Our frequent flyer program (the “SkyMiles Program”) offers incentives to increase travel on Delta. This program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements (“Contract Carriers”) and participating airlines, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits can be redeemed for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.
     We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on prices at which we sold mileage credits to other airlines, $0.0054 per mile at December 31, 2010, and is re-evaluated at least annually. Under the residual method, the portion of the revenue from the sale of mileage credits and the mileage component of passenger ticket sales that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income when the related marketing services are provided and classified as other revenue. For additional information, see “Recent Accounting Standards.”
     For mileage credits which we estimate are not likely to be redeemed (“Breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. The estimate of Breakage is based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2010, the aggregate deferred revenue balance associated with the SkyMiles Program was $4.5 billion. A hypothetical 1% change in the number of outstanding miles estimated to be redeemed would result in a $32 million impact on our deferred revenue liability at December 31, 2010.
Fair Value
     Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value. Assets and liabilities measured at fair value are based on one or more of the following valuation techniques: market approach, cost approach and income approach. Accordingly, the actual amounts may differ materially from the estimates. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

Goodwill and Other Intangible Assets
     We apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1.
     As of October 1, 2010, the date of our most recent goodwill and indefinite-lived intangible assets impairment tests, the fair value of goodwill and indefinite-lived intangible assets exceeded the carrying values. The key assumptions included (1) our projected revenues, expenses and cash flows, (2) an estimated weighted average cost of capital of 10%, (3) assumed discount rates ranging from 10% to 15% depending on the asset and (4) a tax rate of 39.2%. These assumptions are consistent with those hypothetical market participants would use. Since we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, the actual amounts may differ materially from these estimates.
     Changes in assumptions or circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of the weakened U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons, (6) changes to the regulatory environment and (7) consolidation of competitors in the airline industry.
     Goodwill. Goodwill reflects (1) the excess of the reorganization value of Delta over the fair values of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting upon emergence from bankruptcy, adjusted for impairment and (2) the excess of purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger.
     In evaluating goodwill for impairment, we first compare our one reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) market capitalization, (2) controlling interest premiums, (3) recent market transactions, (4) projected discounted future cash flows and (5) other factors. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its estimated fair value.
     Identifiable Intangible Assets. Identifiable intangible assets reflect intangible assets recorded as a result of our adoption of fresh start reporting upon emergence from bankruptcy and acquired in the Merger. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and the SkyTeam alliance. Definite-lived intangible assets consist primarily of marketing agreements and contracts and are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements and contracts.
     We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on (1) recent market transactions, where available, (2) potential lease savings from owning the assets, (3) hypothetical royalties generated from using our tradename or (4) projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.
     As of October 1, 2010, the date of our most recent impairment test, we determined our Pacific routes and slots continue to have an indefinite life and are not presently impaired. We considered that the U.S. and Japan signed an open skies agreement in October 2010. We currently believe this agreement will not have a significant long-term impact on our Pacific routes and slots. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Long-Lived Assets
     Our flight equipment and other long-lived assets have a recorded value of $20.3 billion on our Consolidated Balance Sheet at December 31, 2010. This value is based on various factors, including the assets’ estimated useful lives and salvage values. We record impairment losses on flight equipment and other long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. Factors which could cause impairment include, but are not limited to, (1) deciding to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) operational downsizing, (4) significant changes in the projected cash flows, (5) permanent and significant declines in fleet fair values and (6) changes to the regulatory environment. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale.
     To determine whether impairments exist for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If an impairment occurs, the impairment loss recognized is the amount by which the aircraft’s carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements.
Income Tax Valuation Allowance and Contingencies
     We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, our industry’s historically cyclical financial results and potential, current and future tax planning strategies. We cannot presently determine when we will be able to generate sufficient taxable income to realize our deferred tax assets. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets.
     Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other taxing authorities. Although the positions we have taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that taxing authorities may challenge these positions, which could result in additional liabilities for taxes and interest. We review and adjust the reserves as circumstances warrant and events occur, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance or the rendering of a court decision affecting a particular issue. We adjust the income tax provision in the period in which the facts that give rise to the revision become known. For additional information about income taxes, see Notes 1 and 9 of the Notes to the Consolidated Financial Statements.
Defined Benefit Pension Plans
     We sponsor defined benefit pension plans for our eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2010, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $9.3 billion. During 2010, we contributed $728 million to these plans and recorded $367 million of expense in salaries and related costs on our Consolidated Statement of Operations. In 2011, we estimate we will contribute approximately $600 million to these plans and that our expense will be approximately $300 million. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the weighted average discount rate and the expected long-term rate of return on the assets.

     Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate of 5.69% and 5.93% at December 31, 2010 and 2009, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 5.93% to 7.19% between 2008 and 2010, due to remeasurements throughout the year.
     Expected Long-Term Rate of Return. The expected long-term rate of return on the assets (currently approximately 9%) is based primarily on plan-specific investment studies using historical market returns and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We review our rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with our pension plan investment advisors; however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to utilize a diversified mix of global public and private equity portfolios, public and private fixed income portfolios, and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds a 9% annualized return target.
     The impact of a 0.50% change in these assumptions is shown in the table below:

Effect on Accrued
	Effect on 2011	Pension Liability at
Change in Assumption	Pension Expense	December 31, 2010

0.50% decrease in weighted average discount rate	+$8 million	+$1.1 billion
0.50% increase in weighted average discount rate	- $12 million	- $1.0 billion
0.50% decrease in expected long-term rate of return on assets	+$40 million	—
0.50% increase in expected long-term rate of return on assets	- $40 million	—

     Funding. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Delta elected the Alternative Funding Rules under which the unfunded liability for a plan (1) may be funded over a fixed 17-year period beginning at the election date and (2) is calculated using a fixed interest rate of 8.85%.The Alternative Funding Rules apply to our defined benefit pension plan for eligible non-pilot pre-Merger Delta employees and retirees, effective April 1, 2007, and to our defined benefit pension plans for eligible pre-Merger Northwest employees and retirees, effective October 1, 2006.
     While the Pension Protection Act makes our funding obligations for these plans more predictable, factors outside our control continue to have an impact on the funding requirements. Estimates of future funding requirements are based on various assumptions and can vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets; statutory requirements; and demographic data for participants.
     For additional information about our defined benefit pension plans, see Note 10 of the Notes to the Consolidated Financial Statements.
Recent Accounting Standards
     In October 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on the determination of when individual deliverables may be treated as separate units of accounting and the allocation of consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010.
     We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on our Consolidated Financial Statements, although it could significantly impact our future financial results as we enter into new or materially modified revenue arrangements related to our SkyMiles Program.

Supplemental Information
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
     The following table shows a reconciliation of a non-GAAP financial measure to the corresponding GAAP financial measure. We use this measure because management believes the exclusion of special items is helpful to investors to evaluate our recurring operational performance.

	Year Ended December 31,
(in millions)	2010	2009

Operating income (loss)	$2,217	$(324)
Item excluded:
Restructuring and merger-related items	450	407

Operating income excluding special items	$2,667	$83

Glossary of Defined Terms
     ASM—Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.
     CASM—(Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period.
     Passenger Load Factor—A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.
     Passenger Mile Yield or Yield—The amount of passenger revenue earned per RPM during a reporting period.
     PRASM— Passenger Revenue per ASM. The amount of passenger revenue earned per ASM during a reporting period. PRASM is also referred to as “unit revenue.”
     RPM—Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period. RPMs are also referred to as “traffic.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have significant market risk exposure related to aircraft fuel prices, interest rates and foreign currency exchange rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. In an effort to manage our exposure to these risks, we periodically enter into derivative transactions pursuant to stated policies. We expect adjustments to the fair value of financial instruments to result in ongoing volatility in earnings and stockholders’ equity.
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
     As of January 31, 2011, our open fuel hedge position is as follows:

			Contract Fair
			Value at
			January 31,
	Weighted	Percentage of	2011
	Average Contract	Projected	Based Upon
	Strike Price	Fuel Requirements	$92 per Barrel of
(in millions, unless otherwise stated)	per Gallon	Hedged	Crude Oil

Year ending December 31, 2011
Crude Oil
Call options	$2.05	19%	$239
Collars — cap/floor	2.10/1.78	10	84
Swaps	2.12	9	58

Total		38%	$381

Year ending December 31, 2012
Crude Oil
Call Options	$1.97	1%	$29
Swaps	2.30	1	3

Total		2%	$32

     For 2010, aircraft fuel and related taxes, including our Contract Carriers under capacity purchase agreements, accounted for $8.9 billion, or 30%, of our total operating expense, including $89 million of net fuel hedge costs. The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for 2011 based on the impact of our open fuel hedge contracts at January 31, 2011, assuming the following per barrel prices of crude oil:

				Fuel Hedge
	Year ending December 31, 2011			Margin
	(Increase)			Received from
	Decrease to	Hedge Gain		(Posted to)
(in millions)	Fuel Expense(1)	(Loss)(2)	Net impact	Counterparties

$60 / barrel	$2,786	$(496)	$2,290	$(126)
$80 / barrel	1,054	(230)	824	4
$100 / barrel	(677)	345	(332)	387
$120 / barrel	(2,409)	996	(1,413)	999

(1)	Projections based on the decrease (increase) to fuel expense as compared to the estimated crude oil price per barrel of $92 and estimated aircraft fuel consumption of 3.6 billion gallons for the 11 months ending December 31, 2011.

(2)	Projections based on average futures prices per gallon by contract settlement month.

Interest Rate Risk
     Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. At December 31, 2010, we had $8.6 billion of fixed-rate long-term debt and $6.8 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $320 million at December 31, 2010 and would have increased annual interest expense on our variable-rate long-term debt by $55 million, inclusive of the impact of our interest rate hedge instruments.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Delta Air Lines, Inc.
     We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2010, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 15, 2011

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$2,892	$4,607
Short-term investments	718	71
Restricted cash, cash equivalents and short-term investments	409	423
Accounts receivable, net of an allowance for uncollectible accounts of $40 and $47 at December 31, 2010 and 2009, respectively	1,456	1,353
Expendable parts and supplies inventories, net of an allowance for obsolescence of $104 and $75 at December 31, 2010 and 2009, respectively	318	327
Deferred income taxes, net	355	357
Prepaid expenses and other	1,159	853

Total current assets	7,307	7,991

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $4,164 and $2,924 at December 31, 2010 and 2009, respectively	20,307	20,433

Other Assets:
Goodwill	9,794	9,787
Identifiable intangibles, net of accumulated amortization of $530 and $451 at December 31, 2010 and 2009, respectively	4,749	4,829
Other noncurrent assets	1,031	749

Total other assets	15,574	15,365

Total assets	$43,188	$43,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$2,073	$1,533
Air traffic liability	3,306	3,074
Accounts payable	1,713	1,249
Frequent flyer deferred revenue	1,690	1,614
Accrued salaries and related benefits	1,370	1,037
Taxes payable	579	525
Other accrued liabilities	654	765

Total current liabilities	11,385	9,797

Noncurrent Liabilities:
Long-term debt and capital leases	13,179	15,665
Pension, postretirement and related benefits	11,493	11,745
Frequent flyer deferred revenue	2,777	3,198
Deferred income taxes, net	1,924	1,917
Other noncurrent liabilities	1,533	1,222

Total noncurrent liabilities	30,906	33,747

Commitments and Contingencies

Stockholders’ Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 847,716,723 and 794,873,058 shares issued at December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	13,926	13,827
Accumulated deficit	(9,252)	(9,845)
Accumulated other comprehensive loss	(3,578)	(3,563)
Treasury stock, at cost, 12,993,100 and 10,918,274 shares at December 31, 2010 and 2009, respectively	(199)	(174)

Total stockholders’ equity	897	245

Total liabilities and stockholders’ equity	$43,188	$43,789

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2010	2009	2008

Operating Revenue:
Passenger:
Mainline	$21,408	$18,522	$15,137
Regional carriers	5,850	5,285	4,446

Total passenger revenue	27,258	23,807	19,583
Cargo	850	788	686
Other	3,647	3,468	2,428

Total operating revenue	31,755	28,063	22,697

Operating Expense:
Aircraft fuel and related taxes	7,594	7,384	7,346
Salaries and related costs	6,751	6,838	4,329
Contract carrier arrangements	4,305	3,823	3,766
Aircraft maintenance materials and outside repairs	1,569	1,434	1,169
Contracted services	1,549	1,595	1,062
Depreciation and amortization	1,511	1,536	1,266
Passenger commissions and other selling expenses	1,509	1,405	1,030
Landing fees and other rents	1,281	1,289	787
Passenger service	673	638	440
Aircraft rent	387	480	307
Profit sharing	313	—	—
Impairment of goodwill and other intangible assets	—	—	7,296
Restructuring and merger-related items	450	407	1,131
Other	1,646	1,558	1,082

Total operating expense	29,538	28,387	31,011

Operating Income (Loss)	2,217	(324)	(8,314)

Other (Expense) Income:
Interest expense	(1,004)	(908)	(685)
Amortization of debt discount, net	(216)	(370)	(20)
Interest income	35	27	92
Loss on extinguishment of debt	(391)	(83)	—
Miscellaneous, net	(33)	77	(114)

Total other expense, net	(1,609)	(1,257)	(727)

Income (Loss) Before Income Taxes	608	(1,581)	(9,041)

Income Tax (Provision) Benefit	(15)	344	119

Net Income (Loss)	$593	$(1,237)	$(8,922)

Basic Earnings (Loss) per Share	$0.71	$(1.50)	$(19.08)

Diluted Earnings (Loss) per Share	$0.70	$(1.50)	$(19.08)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2010	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$593	$(1,237)	$(8,922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,511	1,536	1,266
Amortization of debt discount, net	216	370	20
Loss on extinguishment of debt	391	83	—
Fuel hedge derivative instruments	(136)	(148)	(443)
Deferred income taxes	9	(329)	(119)
Pension, postretirement and postemployment expense (less than) in excess of payments	(301)	307	(278)
Equity-based compensation expense	89	108	54
Impairment of goodwill and other intangible assets	—	—	7,296
Restructuring and merger-related items	182	—	892
Changes in certain current assets and liabilities:
(Increase) decrease in receivables	(141)	147	194
Decrease (increase) in hedge margin receivables	—	1,132	(680)
Decrease in restricted cash and cash equivalents	16	79	320
Increase in prepaid expenses and other current assets	(105)	(61)	(18)
Increase (decrease) in air traffic liability	232	(286)	(374)
Decrease in frequent flyer deferred revenue	(345)	(298)	(255)
Increase (decrease) in accounts payable and accrued liabilities	516	143	(526)
Other, net	105	(167)	(134)

Net cash provided by (used in) operating activities	2,832	1,379	(1,707)

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,055)	(951)	(1,281)
Ground property and equipment, including technology	(287)	(251)	(241)
(Increase) decrease in restricted cash and cash equivalents	(2)	(59)	609
(Purchase) redemption of investments	(730)	142	(92)
Increase in cash in connection with the Merger	—	—	2,441
Proceeds from sales of flight equipment	36	100	154
Other, net	12	11	8

Net cash (used in) provided by investing activities	(2,026)	(1,008)	1,598

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(3,722)	(2,891)	(1,296)
Proceeds from long-term obligations	1,130	2,966	2,132
Proceeds from American Express Agreement	—	—	1,000
Payment of short-term obligations, net	—	—	(300)
Proceeds from sale of treasury stock, net of commissions	—	—	192
Other, net	71	(94)	(12)

Net cash (used in) provided by financing activities	(2,521)	(19)	1,716

Net (Decrease) Increase in Cash and Cash Equivalents	(1,715)	352	1,607
Cash and cash equivalents at beginning of period	4,607	4,255	2,648

Cash and cash equivalents at end of period	$2,892	$4,607	$4,255

Supplemental disclosure of cash paid for interest	$1,036	$867	$742

Non-cash transactions:
Flight equipment under capital leases	329	57	32
Debt relief through vendor negotiations	160	—	—
Debt discount on American Express Agreement	110	—	303
Aircraft delivered under seller financing	20	139	—
Shares of Delta common stock issued or issuable in connection with the Merger	—	—	3,251
The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
	Common Stock		Paid-In	(Accumulated	Income	Treasury Stock
(in millions, except per share data)	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Total

Balance at January 1, 2008	299	$—	$9,512	$314	$435	7	$(148)	$10,113

Comprehensive loss:
Net loss	—	—	—	(8,922)	—	—	—	(8,922)
Other comprehensive loss	—	—	—	—	(4,515)	—	—	(4,515)

Total comprehensive loss								(13,437)
Shares of common stock issued pusuant to Delta’s Plan of Reorganization	19	—	—	—	—	—	—	—
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $10.73 per share)(1)	1	—	54	—	—	—	(4)	50
Stock options assumed in connection with the Merger	—	—	18	—	—	—	—	18
Shares of common stock issued or issuable in exchange for Northwest common stock outstanding or issuable in connection with the Merger	330	—	3,251	—	—	—	—	3,251
Shares of common stock issued or issuable in connection with the Merger (Treasury shares withheld for payment of taxes, $10.92 per share)(1)	52	—	803	—	—	16	(171)	632
Shares of common stock issued and compensation expense associated with vesting equity awards in connection with the Merger (Treasury shares withheld for payment of taxes, $7.99 per share)(1)	2	—	75	—	—	3	(20)	55
Sale of Treasury shares ($10.78 per share)(1)	—	—	1	—	—	(18)	191	192

Balance at December 31, 2008	703	—	13,714	(8,608)	(4,080)	8	(152)	874

Comprehensive loss:
Net loss	—	—	—	(1,237)	—	—	—	(1,237)
Other comprehensive income	—	—	—	—	517	—	—	517

Total comprehensive loss								(720)
Shares of common stock issued pursuant to Delta’s Plan of Reorganization	36	—	—	—	—	—	—	—
Shares of common stock issued pursuant to Northwest’s Plan of Reorganization	3	—	—	—	—	—	—	—
Shares of common stock issued to Delta and Northwest pilots in connection with the Merger (Treasury shares withheld for payment of taxes, $4.55 per share)(1)	50	—	—	—	—	—	(2)	(2)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $6.77 per share)(1)	3	—	108	—	—	3	(20)	88
Stock options exercised	—	—	5	—	—	—	—	5

Balance at December 31, 2009	795	—	13,827	(9,845)	(3,563)	11	(174)	245

Comprehensive income:
Net income	—	—	—	593	—	—	—	593
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)

Total comprehensive income								578
Shares of common stock issued pursuant to Delta’s Plan of Reorganization	44	—	—	—	—	—	—	—
Shares of common stock issued pursuant to Northwest’s Plan of Reorganization	5	—	—	—	—	—	—	—
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $12.41 per share)(1)	3	—	89	—		2	(25)	64
Stock options exercised	1	—	10	—	—	—	—	10

Balance at December 31, 2010	848	$—	$13,926	$(9,252)	$(3,578)	13	$(199)	$897

(1)	Weighted average price per share
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Background
     Delta Air Lines, Inc., a Delaware corporation, provides scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and around the world.
     On October 29, 2008 (the “Closing Date”), a wholly-owned subsidiary of Delta merged (the “Merger”) with and into Northwest Airlines Corporation. On the Closing Date, (1) Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc. (collectively, “Northwest”), became wholly-owned subsidiaries of Delta and (2) each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization (as defined in Note 11) was converted into the right to receive 1.25 shares of Delta common stock.
     On December 31, 2009, Northwest Airlines, Inc. merged with and into Delta. As a result of this merger, Northwest Airlines, Inc. ceased to exist as a separate entity.
     Unless otherwise indicated, Delta Air Lines, Inc. and our wholly-owned subsidiaries are collectively referred to as “Delta,” “we,” “us,” and “our.” Prior to October 30, 2008, these references do not include Northwest.
Basis of Presentation
     The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. As a result of the Merger, the accounts of Northwest are included for all periods subsequent to the Closing Date. We reclassified certain prior period amounts, none of which were material, to conform to the current period presentation.
     We eliminate all material intercompany transactions in our Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less. We are not the primary beneficiary of nor do we have a controlling financial interest in any variable interest entity. Accordingly, we have not consolidated any variable interest entity.
     We have marketing alliances with other airlines to enhance our access to domestic and international markets. These arrangements may include codesharing, reciprocal frequent flyer program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, ticket office co-location and other marketing agreements. We have received antitrust immunity for certain marketing arrangements, which enables us to offer a more integrated route network and develop common sales, marketing and discount programs for customers. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with collaborative arrangements are presented on a gross basis in the applicable line items on our Consolidated Statements of Operations.
     On July 1, 2010, we sold Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”), our wholly-owned subsidiaries, to Trans States Airlines, Inc. (“Trans States”) and Pinnacle Airlines Corp. (“Pinnacle”), respectively. Upon the closing of these transactions, we entered into new or amended long-term capacity purchase agreements with Compass, Mesaba and Pinnacle. See Note 7.
Use of Estimates
     We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.

Recent Accounting Standards
     In October 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on the determination of when individual deliverables may be treated as separate units of accounting and the allocation of consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010.
     We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on our Consolidated Financial Statements, although it could significantly impact our future financial results as we enter into new or materially modified revenue arrangements related to our frequent flier program (“SkyMiles Program”).
Cash and Cash Equivalents
     Short-term, highly liquid investments with maturities of three months or less when purchased are classified as cash and cash equivalents on our Consolidated Balance Sheets and are recorded at cost, which approximates fair value.
Short-Term Investments
     Investments with maturities of greater than three months, but not in excess of one year, when purchased are classified as short-term investments on our Consolidated Balance Sheets. At December 31, 2010, our short-term investments are treasury bills recorded at cost, which approximates fair value. At December 31, 2009, our short-term investments were invested in a money market fund that was recorded at fair value and liquidated in an orderly manner in 2010. See Note 2.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents on our Consolidated Balance Sheets are primarily held to meet certain projected self-insurance obligations and are recorded at cost, which approximates fair value.
Accounts Receivable
     Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger airline tickets, customers of our aircraft maintenance and cargo transportation services and other companies for the purchase of mileage credits under our SkyMiles Program. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2010, 2009 and 2008.
Derivative Financial Instruments
     Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges. We recognize derivative instruments at fair value on our Consolidated Balance Sheets and recognize certain changes in the fair value of derivative instruments on our Consolidated Statements of Operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at December 31, 2010, we believe our derivative instruments designated as hedges will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

Cash flow hedges
     For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our cash flow hedges on our Consolidated Financial Statements:

Impact of Realized
		Impact of Unrealized Gains and Losses		Gains and Losses
Consolidated
		Consolidated	Statements of	Consolidated
		Balance Sheets	Operations	Statements of Operations
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion	Effective Portion
Designated as cash flow hedges:
Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, collars and call options(2)	Volatility in jet fuel prices	Effective portion of hedge is recorded in accumulated other comprehensive loss	Excess, if any, over effective portion of hedge is recorded in other (expense) income	Amounts reclassified into earnings from accumulated other comprehensive loss are recorded in aircraft fuel and related costs

Interest rate swaps and call options	Increase in interest rates	Entire hedge is recorded in accumulated other comprehensive loss	Expect hedge to fully offset hedged risk; no ineffectiveness recorded	Amounts reclassified into earnings from accumulated other comprehensive loss are recorded in interest expense

Foreign currency forwards and collars	Fluctuations in foreign currency exchange rates	Entire hedge is recorded in accumulated other comprehensive loss	Expect hedge to fully offset hedged risk; no ineffectiveness recorded	Amounts reclassified into earnings from accumulated other comprehensive loss are recorded in passenger revenue and cargo revenue

Not designated as hedges:

Fuel contracts consisting of crude oil, heating oil and jet fuel extendable swaps and three-way collars	Volatility in jet fuel prices	Entire amount of change in fair value of hedge is recorded in aircraft fuel expense and related taxes

(1)	In the Merger, we assumed Northwest’s outstanding hedge contracts, which included fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, we designated certain of these contracts as hedges. The remaining Northwest derivative contracts did not qualify for hedge accounting and settled as of June 30, 2009.

(2)	Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.
Hedge Margin
     In accordance with our fuel, interest rate and foreign currency hedge agreements, we may require counterparties to fund the margin associated with our gain position on hedge contracts and/or counterparties may require us to fund the margin associated with our loss position on these contracts. The amount of the margin, if any, is periodically adjusted based on the fair value of the hedge contracts. The margin requirements are intended to mitigate a party’s exposure to market volatility and the associated risk of contracting party default. We do not offset margin funded to counterparties or margin funded to us by counterparties against fair value amounts recorded for our hedge contracts.

     The hedge margin we receive from counterparties is recorded in cash and cash equivalents or restricted cash, cash equivalents and short-term investments, with the offsetting obligation in accounts payable on our Consolidated Balance Sheets. The hedge margin we provide to counterparties is recorded in accounts receivable or restricted cash, cash equivalents and short-term investments on our Consolidated Balance Sheets. All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Consolidated Statements of Cash Flow.
Revenue Recognition
Passenger Revenue
     Passenger Tickets. We record sales of passenger tickets in air traffic liability on our Consolidated Balance Sheets. Passenger revenue is recognized when we provide transportation or when the ticket expires unused, reducing the related air traffic liability. We periodically evaluate the estimated air traffic liability and record any adjustments in our Consolidated Statements of Operations. These adjustments relate primarily to refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.
     Taxes and Fees. We are required to charge certain taxes and fees on our passenger tickets, including U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer for which we act as a collection agent. Because we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.
     Frequent Flyer Programs. The SkyMiles Program offers incentives to increase travel on Delta. This program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements (“Contract Carriers”) and airlines that participate in the SkyMiles Program, as well as through participating companies such as credit card companies, hotels and car rental agencies. We also sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits can be redeemed for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.
     In the Merger, we assumed Northwest’s frequent flyer program (the “WorldPerks Program”). In October 2009, we completed the consolidation of the SkyMiles and WorldPerks Programs, which combined miles from each program at a one-to-one ratio.
     We use the residual method for revenue recognition of mileage credits. The fair value of the mileage credit component is determined based on prices at which we sell mileage credits to other airlines, $0.0054 per mile at December 31, 2010, and is re-evaluated at least annually. Under the residual method, the portion of the revenue from the sale of mileage credits and the mileage component of passenger ticket sales that approximates fair value is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold (the “Marketing Premium”) is recognized in income when the related marketing services are provided and classified as other revenue. For additional information, see “Recent Accounting Standards”.
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

     Regional Carriers Revenue. During the year ended December 31, 2010, we had contract carrier agreements with 10 Contract Carriers, including our wholly-owned subsidiary, Comair, Inc. (“Comair”). Our Contract Carrier agreements are structured as either (1) capacity purchase agreements where we purchase all or a portion of the Contract Carrier’s capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue related to all of our Contract Carrier agreements as regional carriers passenger revenue. We record expenses related to our Contract Carrier agreements, excluding Comair, as contract carrier arrangements expense.
Cargo Revenue
     Cargo revenue is recognized in our Consolidated Statements of Operations when we provide the transportation.
Other Revenue
     Other revenue includes revenue from (1) the Marketing Premium component of the sale of mileage credits discussed above, (2) baggage handling fees, (3) the sale of seats on other airlines’ flights under alliance agreements and (4) other miscellaneous service revenue, including administrative service charges and revenue from ancillary businesses, such as the aircraft maintenance and repair and staffing services we provide to third parties. Revenue from other airlines’ sale of seats on our flights under alliance agreements is recorded in passenger revenue on our Consolidated Statements of Operations.
Long-Lived Assets
     The following table shows our property and equipment:

	December 31,
(in millions)	2010	2009

Flight equipment	$20,312	$19,513
Accumulated depreciation	(2,605)	(1,731)

Flight equipment, net	17,707	17,782

Ground property and equipment	3,123	2,936
Accumulated depreciation	(1,214)	(949)

Ground property and equipment, net	1,909	1,987

Flight and ground equipment under capital leases	988	717
Accumulated amortization	(345)	(244)

Flight and ground equipment under capital leases, net	643	473

Advance payments for equipment	48	191

Total property and equipment, net	$20,307	$20,433

     We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. Residual values for owned spare parts and simulators are generally 5% of cost except when guaranteed by a third party for a different amount. The estimated useful lives for major asset classifications are as follows:

Asset Classification	Estimated Useful Life

Flight equipment	21-30 years

Capitalized software(1)	3-7 years

Ground property and equipment	3-40 years

Leasehold improvements(2)	Shorter of lease term or estimated useful life

Flight equipment under capital lease	Shorter of lease term or estimated useful life

(1)	We capitalize certain internal and external costs incurred to develop and implement software. For the years ended December 31, 2010, 2009 and 2008, we recorded $71 million, $95 million and $99 million, respectively, for amortization of capitalized software. The net book value of these assets totaled $153 million and $126 million at December 31, 2010 and 2009, respectively.

(2)	For leasehold improvements at certain airport facilities, we apply estimated useful lives which extend beyond the contractual lease terms.

     We record impairment losses on flight equipment and other long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. Factors which could cause impairment include, but are not limited to, (1) deciding to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) operational downsizing, (4) significant changes in projected cash flows, (5) permanent and significant declines in fleet fair values and (6) changes to the regulatory environment. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale.
     To determine whether impairments exist for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If an impairment occurs, the impairment loss recognized is the amount by which the aircraft’s carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available.
Goodwill and Other Intangible Assets
     We apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The annual impairment test date for goodwill and indefinite-lived intangible assets is October 1.
     We value goodwill and identified intangible assets primarily using the income approach valuation technique. These measurements include the following significant unobservable inputs: (1) our projected revenues, expenses and cash flows, (2) an estimated weighted average cost of capital, (3) assumed discount rates depending on the asset and (4) a tax rate. These assumptions are consistent with those hypothetical market participants would use. Since we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, the actual amounts may differ materially from these estimates.
     Changes in assumptions or circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of the weakened U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons, (6) changes to the regulatory environment and (7) consolidation of competitors in the airline industry.
Goodwill
     Goodwill reflects (1) the excess of the reorganization value of Delta over the fair values of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting upon emergence from bankruptcy, adjusted for impairment and (2) the excess of purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Northwest in the Merger.
     In evaluating goodwill for impairment, we first compare our one reporting unit’s fair value to its carrying value. We estimate the fair value of our reporting unit by considering (1) market capitalization, (2) controlling interest premiums, (3) recent market transactions, (4) projected discounted future cash flows and (5) other factors. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its estimated fair value.

Identifiable Intangible Assets
     Identifiable intangible assets reflect intangible assets recorded as a result of our adoption of fresh start reporting upon emergence from bankruptcy and acquired in the Merger. Indefinite-lived assets are not amortized. Definite-lived intangible assets are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements and contracts. Costs incurred to renew or extend the term of an intangible asset are expensed as incurred.
     We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. Fair value is estimated based on (1) recent market transactions, where available, (2) the lease savings method for certain airport slots (which reflects potential lease savings from owning the slots rather than leasing them from another airline at market rates), (3) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (4) projected discounted future cash flows. We recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.
Income Taxes
     We account for deferred income taxes under the liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes on our Consolidated Balance Sheets.
     Our income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service (the “IRS”) and other taxing authorities. Although the positions we have taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that taxing authorities may challenge these positions, which could result in additional liabilities for taxes and interest. We review and adjust the reserves as circumstances warrant and events occur, such as lapsing of applicable statutes of limitations, conclusion of tax audits, a change in exposure based on current calculations, identification of new issues, release of administrative guidance or the rendering of a court decision affecting a particular issue. We adjust the income tax provision in the period in which the facts that give rise to the revision become known.
Long-Term Investments
     Investments with maturities of greater than one year when purchased are recorded at fair value in other noncurrent assets on our Consolidated Balance Sheets. Our long-term investments are comprised of student loan backed auction rate securities classified as available-for-sale and insured auction rate securities classified as trading securities. Any change in the fair value of these securities is recorded in accumulated other comprehensive loss or earnings, as appropriate. For additional information regarding our auction rate securities, see Note 2.
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
Advertising Costs
     We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $169 million, $176 million and $114 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Commissions
     Passenger commissions are recognized in operating expense on our Consolidated Statements of Operations when the related revenue is recognized.
Equity-Based Compensation
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

NOTE 2. FAIR VALUE MEASUREMENTS
     Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:
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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:
(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).
Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	December 31,				Valuation
(in millions)	2010	Level 1	Level 2	Level 3	Technique

Cash equivalents	$2,696	$2,696	$—	$—	(a)
Short-term investments	718	718	—	—	(a)
Restricted cash equivalents and short-term investments	440	440	—	—	(a)
Long-term investments	144	—	25	119	(a)(c)
Hedge derivatives, net
Fuel derivatives	351	—	351	—	(a)(c)
Interest rate derivatives	(74)	—	(74)	—	(a)(c)
Foreign currency derivatives	(96)	—	(96)	—	(a)

	December 31,				Valuation
(in millions)	2009	Level 1	Level 2	Level 3	Technique

Cash equivalents	$4,335	$4,335	$—	$—	(a)
Short-term investments	71	—	—	71	(c)
Restricted cash equivalents and short-term investments	435	435	—	—	(a)
Long-term investments	129	—	—	129	(c)
Hedge derivatives, net
Fuel derivatives	176	—	176	—	(a)(c)
Interest rate derivatives	(45)	—	(45)	—	(a)(c)
Foreign currency derivatives	(23)	—	(23)	—	(a)

     Cash Equivalents. Cash equivalents consist primarily of money market funds and treasury bills and are recorded in cash and cash equivalents on our Consolidated Balance Sheets at cost, which approximates fair value.
     Short-Term Investments. At December 31, 2010, short-term investments on our Consolidated Balance Sheet consist of treasury bills and are recorded at cost, which approximates fair value.
     During the year ended December 31, 2010, we received $77 million from an investment in a money market fund that was liquidated in an orderly manner, $71 million of which was recorded in short-term investments on our Consolidated Balance Sheet at December 31, 2009. This investment was classified in Level 3 of the three-tier fair value hierarchy due to uncertainty regarding the timing and expected amount of our distribution.
     Restricted Cash Equivalents and Short-term Investments. Restricted investments consist primarily of money market funds and time deposits and are recorded at cost, which approximates fair value. At December 31, 2010 and 2009, we recorded $407 million and $419 million, respectively, in restricted cash, cash equivalents and short-term investments and $33 million and $16 million, respectively, in other noncurrent assets on our Consolidated Balance Sheets.
     Long-Term Investments. Our long-term investments are comprised of student loan backed and insured auction rate securities, which are recorded at fair value. At December 31, 2010 and 2009, the fair value of our auction rate securities was $119 million and $128 million, respectively. The cost of these investments was $143 million and $155 million, respectively. These investments are classified as long-term in other noncurrent assets on our Consolidated Balance Sheets due to the protracted failure in the auction process and long-term nature of these contractual maturities.
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
•	Fuel Derivatives. Our fuel derivative instruments generally consist of crude oil, heating oil and jet fuel swap, collar, and call option contracts. Swap contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount factors used in these valuations ranged from 0.996 to 0.999 based on interest rates applicable to the maturity dates of the respective contracts. Option contracts are valued under the income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 16% to 34% depending on the maturity dates of the respective contracts.

•	Interest Rate Derivatives. Our interest rate derivative instruments consist of swap and call option contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivative instruments consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.
     For additional information regarding the classification of derivative instruments on our Consolidated Balance Sheets, see Note 3.

Benefit Plan Assets
     Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans that are funded through trusts. The following table shows our benefit plan assets by asset class. These investments are presented net of the related benefit obligation in pension, postretirement, and related benefits on our Consolidated Balance Sheets. For additional information regarding benefit plan assets, see Note 10.

	December 31,				Valuation
(in millions)	2010	Level 1	Level 2	Level 3	Technique

Common stock
U.S.	$1,427	$1,402	$25	$—	(a)
Non-U.S.	1,058	1,058	—	—	(a)
Mutual funds
U.S.	860	1	859	—	(a)
Non-U.S.	290	—	290	—	(a)
Non-U.S. emerging markets	370	—	370	—	(a)
Diversified fixed income	289	—	289	—	(a)
High yield	300	—	300	—	(a)(c)
Commingled funds
U.S.	917	—	917	—	(a)
Non-U.S.	224	—	224	—	(a)
Non-U.S. emerging markets	79	—	79	—	(a)
Diversified fixed income	405	—	405	—	(a)
High yield	53	—	53	—	(a)
Alternative investments
Private equity	1,494	—	—	1,494	(a)(c)
Real estate and natural resources	396	—	—	396	(a)(c)
Fixed income	511	—	511	—	(a)(c)
Foreign currency derivative asset	879	—	879	—	(a)
Foreign currency derivative liability	(874)	—	(874)	—	(a)
Cash equivalents and other	681	52	557	72	(a)

Total benefit plan assets	$9,359	$2,513	$4,884	$1,962

	December 31,				Valuation
(in millions)	2009	Level 1	Level 2	Level 3	Technique

Common stock
U.S.	$1,661	$1,661	$—	$—	(a)
Non-U.S.	842	842	—	—	(a)
Mutual funds
U.S.	851	2	849	—	(a)
Non-U.S.	251	—	251	—	(a)
Non-U.S. emerging markets	335	55	280	—	(a)
Diversified fixed income	310	—	310	—	(a)
High yield	317	—	271	46	(a)(c)
Commingled funds
U.S.	891	—	891	—	(a)
Non-U.S.	187	—	187	—	(a)
Non-U.S. emerging markets	86	—	86	—	(a)
Diversified fixed income	346	—	346	—	(a)
High yield	50	—	50	—	(a)
Alternative investments
Private equity	1,216	—	—	1,216	(a)(c)
Real estate and natural resources	336	—	—	336	(a)(c)
Fixed income	389	—	389	—	(a)(c)
Foreign currency derivative asset	833	—	833	—	(a)
Foreign currency derivative liability	(833)	—	(833)	—	(a)
Cash equivalents and other	684	43	606	35	(a)

Total benefit plan assets	$8,752	$2,603	$4,516	$1,633

     Common Stock. Common stock is valued at the closing price reported on the active market on which the individual securities are traded.
     Mutual and Commingled Funds. These funds are valued using the net asset value divided by the number of shares outstanding, which is based on quoted market prices of the underlying assets owned by the fund.
     Alternative Investments. The valuation of alternative investments requires significant judgment due to the absence of quoted market prices as well as the inherent lack of liquidity and the long-term nature of these assets. Accordingly, these assets are generally classified in Level 3. Alternative investments include private equity, real estate, energy and timberland. Investments are valued based on recommendations of our investment managers who use valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. We also assess the potential for adjustment to the fair value of these investments due to the lag in the availability of data. In these cases, we solicit preliminary valuation updates at year-end from the investment managers and use that information and corroborating data from public markets to determine any needed adjustments to fair value.
     Fixed Income. Investments include corporate bonds, government bonds, collateralized mortgage obligations and other asset backed securities. These investments are generally valued at the bid price or the average of the bid and asked price. Prices are obtained from independent pricing services and are based on pricing models, quoted prices of securities with similar characteristics, or broker quotes.
     Foreign Currency Derivatives. Our foreign currency derivative instruments consist of various forward contracts and are valued based on data readily observable in public markets.
     Cash Equivalents and Other. These investments primarily consist of short term investment funds which are valued using the net asset value based on the value of the underlying assets minus the liabilities and then divided by the number of shares outstanding. Cash is not included in the table above.
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	December 31, 2010	December 31, 2009		December 31, 2008
		Hedge		Hedge
	Benefit Plan	Derivatives	Benefit Plan	Derivatives
(in millions)	Assets	Asset, Net	Assets	Liability, Net

Balance at beginning of period	$1,633	$(1,091)	$1,797	$—
Liabilities assumed from Northwest	(—)	—	—	(567)
Change in fair value included in earnings	—	(1,232)	—	(203)
Change in fair value included in other comprehensive income (loss)	264	1,230	(56)	(1,298)
Purchases and settlements, net	65	1,199	(108)	924
Transfers from/to Level 3(1)	—	(106)	—	53

Balance at end of period	$1,962	$—	$1,633	$(1,091)

(1)	During 2008, we reevaluated certain valuation inputs used for our option contracts. As a result, we reclassified these contracts from Level 2 to Level 3 since valuation at December 31, 2007. During 2009, we implemented systems that better provide for the evaluation of these inputs against market data and ceased reliance on data provided by counterparties as a source for our valuation assessments. As a result, we reclassified our option contracts to Level 2.
     (Losses) gains included in earnings above for hedge derivatives for the year ended December 31, 2009 are recorded on our Consolidated Statements of Operations as follows:

	December 31, 2009		December 31, 2008
	Aircraft Fuel	Other	Aircraft Fuel	Other
	Expense and Related	(Expense)	Expense and Related	(Expense)
(in millions)	Taxes	Income	Taxes	Income

Total (losses) gains included in earnings	$(1,263)	$31	$(176)	$(27)

Change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$26	$(91)	$(5)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	Significant Unobservable
	Inputs (Level 3)
	December 31,	December 31,	Valuation
(in millions)	2010	2009	Technique

Goodwill(1)	$9,794	$9,787	(a)(b)(c)
Indefinite-lived intangible assets(1)	4,303	4,304	(a)(c)
Definite-lived intangible assets(1)	446	525	(c)

(1)	See Note 1, “Goodwill and Other Intangible Assets”, for a description of how these assets are tested for impairment.
     In September 2010, we recorded a $146 million impairment charge primarily related to our decision to substantially reduce Comair’s fleet over the next two years by retiring older, less-efficient CRJ-100/200 50-seat aircraft. In evaluating these aircraft for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, (3) the current and projected supply and demand of these aircraft and (4) the overall condition and age of the aircraft. Based on our fair value assessments, these aircraft have an estimated fair value of $97 million and are classified in Level 3 of the three-tier fair value hierarchy. For additional information regarding this impairment charge, see Note 16.
Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt:

	December 31,
(in millions)	2010	2009

Total debt at par value	$15,442	$18,068
Unamortized discount, net	(935)	(1,403)

Net carrying amount	$14,507	$16,665

Fair value(1)	$15,400	$15,400

(1)	The aggregate fair value of debt was based primarily on reported market values and recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral.
NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
Hedge Position
     The following tables reflect the estimated fair value asset (liability) positions of our hedge contracts:

	December 31, 2010
						Other	Hedge
(in millions, unless	Notional	Maturity	Prepaid Expenses	Other Noncurrent	Other Accrued	Noncurrent	Margin
otherwise stated)	Balance	Date	and Other Assets	Assets	Liabilities	Liabilities	Payable, net

Designated as hedges
Fuel hedge swaps, collars and call options	1.5 billion gallons — crude oil	January 2011 — February 2012	$328	$24	$—	$—
Interest rate swaps and call options	$1,143	August 2011 — May 2019	—	—	(35)	(39)
Foreign currency exchange forwards	141.1 billion Japanese yen; 233 million Canadian dollars	January 2011 — November 2013	—	—	(60)	(36)

Total designated			328	24	(95)	(75)

Not designated as hedges

Fuel hedge swaps	192 million gallons — crude oil and crude oil products	January 2011 — December 2011	27	14	(19)	(8)

Total not designated			27	14	(19)	(8)

Total derivative instruments			$355	$38	$(114)	$(83)	$(119)

	December 31, 2009
(in millions,			Prepaid		Other	Hedge
unless otherwise	Notional	Maturity	Expenses and	Other Accrued	Noncurrent	Margin
stated)	Balance	Date	Other Assets	Liabilities	Liabilities	Payable, net

Designated as hedges
Fuel hedge swaps, collars and call options	795 million gallons — crude oil, heating oil, jet fuel	January 2010 — December 2010	$180	$(89)	$—
Interest rate swaps and call options	$1,478	September 2010 — May 2019	2	(38)	(9)
Foreign currency exchange forwards	55.8 billion Japanese Yen; 295 million Canadian Dollars	January 2010 — September 2012	1	(12)	(12)

Total derivative instruments			$183	$(139)	$(21)	$(10)

Fuel Price Risk
     Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically enter into derivative instruments generally comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts to hedge a portion of our projected aircraft fuel requirements, including those of our Contract Carriers under capacity purchase agreements.
     As of December 31, 2010, our open fuel hedge position is as follows:

	Percentage of
	Projected	Fair Value at
	Fuel Requirements	December 31,
(in millions, unless otherwise stated)	Hedged	2010

2011	36%	$328
2012	1	24

Total		$352

     In the Merger, we assumed all of Northwest’s outstanding fuel hedge contracts. On the Closing Date, we designated certain of Northwest’s derivative instruments, comprised of crude oil collar and swap contracts, as hedges. All Northwest fuel hedge contracts settled as of June 30, 2009.

Hedge Gains (Losses)
     Gains (losses) recorded on our Consolidated Financial Statements related to our hedge contracts are as follows:

	Effective Portion Recognized			Effective Portion Reclassified from Accumulated Other
	in Other Comprehensive Income			Comprehensive			Ineffective Portion Recognized
	(Loss)			Loss to Earnings			in Other (Expense) Income
	Year Ended December 31,
(in millions)	2010	2009	2008	2010	2009(1)	2008(1)	2010	2009	2008

Designated as hedges
Fuel hedge swaps, collars, and call options	$153	$1,268	$(1,268)	$(87)	$(1,344)	$26	$(4)	$57	$(20)
Interest rate swaps and call options	(28)	51	(94)	(5)	—	—	—	—	—
Foreign currency exchange forwards and collars	(73)	11	(33)	(31)	(6)	—	—	—	—

Total designated	$52	$1,330	$(1,395)	$(123)	$(1,350)	$26	$(4)	$57	$(20)

(1)	In 2008, we recorded a mark-to-market adjustment of $91 million related to Northwest derivative contracts settling in 2009 that were not designated as hedges in aircraft fuel and related taxes on our Consolidated Statement of Operations. In 2009, we recorded an additional $15 million loss.
     As of December 31, 2010, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $109 million of net gains on our hedge contracts scheduled to settle in the next 12 months.
     In 2008, one of our fuel hedge contract counterparties, Lehman Brothers, filed for bankruptcy. As a result, we terminated our fuel hedge contracts with Lehman Brothers prior to their scheduled settlement dates. Additionally, we terminated certain fuel hedge contracts with other counterparties to reduce our exposure to projected fuel hedge losses due to the decrease in crude oil prices. We recorded an unrealized loss of $324 million, which represents the effective portion of these terminated contracts at the date of settlement, in accumulated other comprehensive loss on our Consolidated Balance Sheet. These losses were reclassified into the Consolidated Statements of Operations in accordance with their original contract settlement dates through December 2009.
Interest Rate Risk
     Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. We also have exposure to market risk from adverse changes in interest rates associated with our cash portfolio and benefit plan obligations. Market risk associated with our cash portfolio relates to the potential decline in interest income from a decrease in interest rates. Workers’ compensation, pension, postemployment, and postretirement benefit obligation risk relates to the potential increase in our future obligations and expenses from a decrease in interest rates used to discount these obligations.
     In an effort to manage our exposure to the risk associated with our variable rate long-term debt, we periodically enter into derivative instruments comprised of interest rate swaps and call option agreements. In the Merger, we assumed Northwest’s outstanding interest rate swap and call option agreements. On the Closing Date, we designated these derivative instruments as cash flow hedges for purposes of converting our interest rate exposure on a portion of our debt portfolio from a floating rate to a fixed rate. The floating rates are based on three-month LIBOR plus a margin. Our interest rate swap and call option agreements had an estimated fair value liability position of $74 million at December 31, 2010.

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
     As of December 31, 2010, we have hedged approximately 50%, 32% and 23% of anticipated Japanese yen-denominated, and 20%, 10% and 1% of anticipated Canadian dollar-denominated, cash flows from sales in 2011, 2012 and 2013 respectively. These foreign currency derivative instruments had an estimated fair value liability position of $96 million at December 31, 2010.
Credit Risk
     To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of these programs and our relative market position with each counterparty.
     Due to the estimated fair value position of our fuel hedge contracts as of December 31, 2010, we received $119 million in net fuel hedge margin from counterparties. Margin requirements are driven by changes in the underlying price of the commodity. If the price of crude oil increases significantly, our counterparties may be required to post significant additional margin to us. Conversely, if the price of crude oil decreases significantly, we may be required to post significant additional margin to counterparties.
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

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table reflects the changes in the carrying amount of goodwill:

	Gross Carrying
(in millions)	Amount	Impairment	Net

Balance at January 1, 2009	$16,670	$(6,939)	$9,731

Northwest Merger	60	—	60
Other	(4)	—	(4)

Balance at December 31, 2009	16,726	(6,939)	9,787

Other	7	—	7

Balance at December 31, 2010	$16,733	$(6,939)	$9,794

     During 2008, we experienced a significant decline in market capitalization primarily from record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Northwest established a stock exchange ratio based on the relative valuation of Delta and Northwest (see Note 12). We determined that these factors combined with further increases in fuel prices were an indicator that a goodwill impairment test was required. As a result, we estimated fair value based on a discounted projection of future cash flows, supported with a market-based valuation. We determined that goodwill was impaired and recorded a non-cash charge of $6.9 billion for the year ended December 31, 2008.
     We also recorded a non-cash charge of $357 million ($238 million after tax) for the year ended December 31, 2008 to reduce the carrying value of certain intangible assets based on their revised estimated fair values. This charge was included in impairment of goodwill and other intangible assets on our Consolidated Statement of Operations for the year ended December 31, 2008.
     The following tables reflect the carrying amount of intangible assets:
Indefinite-Lived Intangible Assets

	Carrying	Carrying
	Amount	Amount
	December 31,	December 31,
(in millions)	2010	2009

International routes and slots	$2,290	$2,290
Delta tradename	850	850
SkyTeam alliance	661	661
Domestic routes and slots	500	500
Other	2	3

Total	$4,303	$4,304

     International Routes and Slots. In October 2010, the U.S. and Japan signed an open skies agreement (“Japan Open Skies”), which allows U.S. air carriers unlimited flying to and from Japan under route authorities granted by the U.S. Department of Transportation. Access to the primary Japanese airports (Haneda and Narita airports in Tokyo) continues to be regulated through allocations of take-off and landing authorizations or “slots,” which limit the rights of carriers to operate at these airports. The U.S. and Japan have agreed on plans for a limited number of additional slots at these airports. The substantial number of slots we hold at Tokyo Narita Airport, combined with limited-entry rights we hold in other countries, enables us to operate a hub at Tokyo serving the Asia-Pacific region. We currently believe that Japan Open Skies will not have a significant long-term impact on our Pacific routes and slots; therefore, these assets continue to have an indefinite life and are not presently impaired. Negative changes to our operations could result in an impairment charge or a change from indefinite-lived to definite-lived in the period in which the changes occur or are projected to occur.

Definite-Lived Intangible Assets

		December 31, 2010		December 31, 2009
	Estimated	Gross		Gross
	Life in	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Year(s)	Amount	Amortization	Amount	Amortization

Marketing agreements	1 to 18	$730	$(428)	$730	$(370)
Contracts	17 to 34	193	(49)	193	(36)
Other	1 to 4	53	(53)	53	(45)

Total		$976	$(530)	$976	$(451)

     Total amortization expense for the years ended December 31, 2010, 2009 and 2008 was $79 million, $97 million and $207 million, respectively. The following table summarizes the expected amortization expense for our definite-lived intangible assets:

Years Ending December 31,
(in millions)

2011	$70
2012	69
2013	68
2014	67
2015	67
Thereafter	105

Total	$446

NOTE 5. DEBT
     The following table summarizes our debt:

	December 31,
(in millions)	2010	2009

Senior Secured Exit Financing Facilities due 2012 and 2014	$1,450	$2,444
Senior Secured Credit Facilities due 2013	247	249
Senior Secured Notes due 2014	675	750
Senior Second Lien Notes due 2015	397	600
Bank Revolving Credit Facilities due 2011 and 2012	—	—
Other Financing Arrangements
Certificates due in installments from 2011 to 2023	5,310	5,709
Aircraft financings due in installments from 2011 to 2025	5,170	6,005
Other secured financings due in installments from 2011 to 2031	810	911

Total secured debt	14,059	16,668

American Express Agreement	1,000	1,000
Clayton County Bonds, Series 2009 due in installments from 2014 to 2035	150	150
Other unsecured debt due in installments from 2011 to 2030	233	250

Total unsecured debt	1,383	1,400

Total secured and unsecured debt	15,442	18,068
Unamortized discount, net	(935)	(1,403)

Total debt	14,507	16,665
Less: current maturities	(1,954)	(1,445)

Total long-term debt	$12,553	$15,220

Senior Secured Exit Financing Facilities due 2012 and 2014
     In connection with Delta’s emergence from bankruptcy in April 2007, we entered into a senior secured exit financing facility (the “Senior Secured Exit Financing Facilities”) to borrow up to $2.5 billion. The Senior Secured Exit Financing Facilities originally consisted of a:
•	$1.0 billion first-lien revolving credit facility (the “Exit Revolving Facility”);

•	$600 million first-lien synthetic revolving facility (the “Synthetic Facility”) (together with the Exit Revolving Facility, the “First- Lien Facilities”); and

•	$900 million second-lien term loan facility (the “Second-Lien Facility”).
     During 2010, we (1) repaid $914 million of our Exit Revolving Facility and (2) amended the Exit Revolving Facility to convert the remaining $86 million of revolving commitment to a fully funded, non-revolving loan due April 2012. Borrowings under the Senior Secured Exit Financing Facilities can be repaid without penalty and amounts repaid under the Exit Revolving Facility and Synthetic Facility can be reborrowed. As of December 31, 2010, the Exit Revolving Facility was undrawn.
     Borrowings under the Synthetic Facility and Second-Lien Facility must be repaid annually in an amount equal to 1% of the original principal amount of the respective loans (to be paid annually with respect to the Synthetic Facility and in equal quarterly installments with respect to the Second-Lien Facility). All remaining borrowings under the First-Lien Facilities and the Second-Lien Facility are due in April 2012 and April 2014, respectively. As of December 31, 2010, the Senior Secured Exit Financing Facilities had interest rates ranging from 2.3% to 3.5% per annum.
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
     The Senior Secured Exit Financing Facilities include affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional secured indebtedness, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material adverse impact on our operations and require us to:
•	maintain a minimum fixed charge coverage ratio (defined as the ratio of (1) earnings before interest, taxes, depreciation, amortization and aircraft rent, and subject to other adjustments to net income (“EBITDAR”) to (2) the sum of gross cash interest expense, cash aircraft rent expense and the interest portion of our capitalized lease obligations, for successive trailing 12-month periods ending at each quarter-end date through the maturity date of the respective Senior Secured Exit Financing Facilities), which minimum ratio is 1.20:1 under the First-Lien Facilities and 1.02:1 under the Second-Lien Facility;

•	maintain unrestricted cash, cash equivalents and permitted investments of not less than $750 million under the First-Lien Facilities and $650 million under the Second-Lien Facility;

•	maintain a minimum total collateral coverage ratio (defined as the ratio of (1) certain of the Collateral that meets specified eligibility standards (“Eligible Collateral”) to (2) the sum of the aggregate outstanding exposure under the First-Lien Facilities and the Second-Lien Facility and the aggregate termination value of certain hedging agreements) of 1.25:1 at all times; and

•	in the case of the First-Lien Facilities, also maintain a minimum first-lien collateral coverage ratio (together with the total collateral coverage ratio described above, the “collateral coverage ratios”) (defined as the ratio of (1) Eligible Collateral to (2) the sum of the aggregate outstanding exposure under the First Lien Facilities and the aggregate termination value of certain hedging agreements) of 1.75:1 at all times.

     If the collateral coverage ratios are not maintained, we must either provide additional collateral to secure our obligations, or we must repay the loans under the Senior Secured Exit Financing Facilities by an amount necessary to maintain compliance with the collateral coverage ratios.
     The Senior Secured Exit Financing Facilities contain events of default customary for senior secured exit financings, including cross-defaults to other material indebtedness and certain change of control events. The Senior Secured Exit Financing Facilities also include events of default specific to our business, including the suspension of all or substantially all of our flights and other operations for more than two consecutive days (other than as a result of a Federal Aviation Administration suspension due to extraordinary events similarly affecting other major U.S. air carriers). Upon the occurrence of an event of default, the outstanding obligations under the Senior Secured Exit Financing Facilities may be accelerated and become due and payable immediately, and our cash may become restricted.
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
     Borrowings under the Term Facility must be repaid in an amount equal to 1% of the original principal amount of the term loans annually (to be paid in equal quarterly installments), with the balance of the term loans due and payable in September 2013. Borrowings under the Term Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2010, the Term Facility had an interest rate of 8.8% per annum.
     In 2009, we borrowed and subsequently repaid the entire amount of the Revolving Facility, which matures in March 2013. Borrowings under the Revolving Facility can be repaid without penalty and amounts repaid can be reborrowed. Borrowings under the Revolving Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2010, the Revolving Facility was undrawn.
     The Senior Secured Credit Facilities contain affirmative and negative covenants and default provisions that are substantially similar to the ones described under “Senior Secured Exit Financing Facilities” above. The Senior Secured Credit Facilities also contain financial covenants that require us to:
•	maintain a minimum fixed charge coverage ratio (defined as the ratio of (1) EBITDAR (excluding gains and losses arising under fuel hedging arrangements incurred prior to the closing date of the Senior Secured Credit Facilities) to (2) the sum of cash interest expense plus cash aircraft rent expense plus the interest portion of Delta’s capitalized lease obligations) in each case for the 12-month period ending as of the last day of each fiscal quarter of not less than 1.20:1;

•	maintain a minimum collateral coverage ratio (defined as the ratio of aggregate current fair market value of the collateral to the sum of the aggregate outstanding exposure under the Senior Secured Credit Facilities and certain obligations with equal rights to payment and collateral and the aggregate principal amount of the outstanding Senior Secured Notes) of 1.60:1; and

•	maintain unrestricted cash, cash equivalents, short-term investments and availability under other undrawn revolving credit facilities of not less than $2 billion.
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

Senior Secured Notes due 2014
     Also in 2009, we issued $750 million principal amount of Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes mature in September 2014 and have a fixed interest rate of 9.5% per annum. We may redeem some or all of the Senior Secured Notes at any time on or after September 15, 2011 at specified redemption prices. If we sell certain of our assets or if we experience specific kinds of changes in control, we must offer to repurchase the Senior Secured Notes. During 2010, we voluntarily redeemed $75 million principal amount of Senior Secured Notes.
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
Senior Second Lien Notes due 2015
     In conjunction with the issuance of the Senior Secured Notes, we issued $600 million principal amount of Senior Second Lien Notes (the “Senior Second Lien Notes”). The Senior Second Lien Notes mature in March 2015 and have a fixed interest rate of 12.25% per annum. We may redeem some or all of the Senior Second Lien Notes at any time on or after March 15, 2012 at specified redemption prices. If we sell certain of our assets or if we experience specific kinds of changes in control, we must offer to repurchase the Senior Second Lien Notes. During 2010, we repurchased in a cash tender offer $171 million principal amount of Senior Second Lien Notes.
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
Bank Revolving Credit Facilities due 2011 and 2012
     In 2009, we entered into a $100 million first-lien revolving credit facility, which is guaranteed by the Guarantors and is secured by a first lien on certain aircraft, engines and related assets. Borrowings under this facility are due in December 2012, can be repaid and reborrowed without penalty and bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2010, the facility was undrawn.

     In 2009, we also entered into a $150 million first-lien revolving credit facility, which is guaranteed by the Guarantors and is secured by a first lien on certain aircraft, engines and related assets owned by Delta and Comair. In December 2010, we amended the facility to reduce the revolving commitment to $100 million and extend the maturity to June 2011. Borrowings can be repaid and reborrowed without penalty and bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of December 31, 2010, the facility was undrawn.
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
Other Financing Agreements
     Other Financing Arrangements. During 2010, we (1) repurchased in cash tender offers $129 million of four series of Pass-Through Trust Certificates, (2) achieved $160 million of debt relief through vendor negotiations and (3) prepaid or repurchased $403 million of other existing debt. We also restructured $820 million of existing debt, including changes in applicable interest rates and other payment terms.
     Certificates. Pass-Through Trust Certificates and Enhanced Equipment Trust Certificates (“EETC”) (collectively, the “Certificates”) are secured by 256 aircraft. As of December 31, 2010, the Certificates had interest rates ranging from 0.8% to 9.8%.
     In 2009, we completed a $689 million offering of Class A and Class B Pass Through Certificates, Series 2009-1, through two separate pass through trusts (the “2009-1 EETC”). We used $342 million in net proceeds to prepay existing mortgage financings with respect to two B-737-700 aircraft and three B-777-200LR aircraft that were delivered and financed in 2009 and for general corporate purposes. The remaining $347 million was held in escrow and used to refinance 22 aircraft that secured our 2000-1 EETC prior to its maturity in November 2010. The 2009-1 EETC has a weighted average fixed interest rate of 8.1% and has a final maturity in December 2019.
     In July 2010, we completed a $450 million offering of Pass Through Certificates, Series 2010-1A (the “2010-1A EETC”), through a pass through trust. We used the net proceeds to finance two B-777-200LR aircraft purchased in March 2010 and refinance 22 aircraft that secured our 2000-1 EETC. The 2010-1A EETC bears interest at a fixed rate of 6.2% per year and has a final maturity in July 2018.
     In November 2010, we completed a $474 million offering of Pass Through Certificates, Series 2010-2A (the “2010-2A EETC”), through a pass through trust. We used $270 million in net proceeds to finance or refinance 12 aircraft. The remaining $204 million is being held in escrow until we refinance other aircraft, including 10 aircraft currently securing our 2001-1 EETC that matures in September 2011. Accordingly, we reclassified $154 million of principal related to these financings from current maturities to long-term. The 2010-2A EETC bears interest at a fixed rate of 4.95% per year and has a final maturity date in May 2019.
     The $204 million held in escrow under the 2010-2A EETC is not recorded on the balance sheet as we have no right to these funds until the equipment notes securing the certificates are issued. We assessed whether the pass through trusts formed for the 2010-2A EETC are variable interest entities required to be consolidated. Because our only obligation with respect to the trusts is to make interest and principal payments on the equipment notes held by the trusts and because we have no current rights to the escrowed funds, we concluded we do not have a variable interest in the related trusts. Accordingly, we have not consolidated them.

     Aircraft Financing. We have $5.2 billion of loans secured by 287 aircraft, not including aircraft securing the Certificates. These loans had interest rates ranging from 0.8% to 6.8% at December 31, 2010. In 2010, we took delivery of and financed the purchase of four aircraft, two of which were refinanced in connection with the 2010-2A EETC. In 2009, we took delivery of and financed 20 aircraft, five of which were refinanced in connection with the 2009-1 EETC.
     Other Secured Financings. Other secured financings primarily include (1) manufacturer term loans, secured by spare parts, spare engines and aircraft and (2) real estate loans. The financings had annual interest rates ranging from 2.3% to 7.8% at December 31, 2010.
     American Express Agreement. In 2010, we and American Express modified our agreement under which we received $1.0 billion in 2008 from American Express for their advance purchase of SkyMiles. This advance payment is classified as debt on our Consolidated Balance Sheets. Our obligations with respect to the advance payment will be satisfied by the use of SkyMiles by American Express over a specified period (“SkyMiles Usage Period”) rather than by cash payments from us to American Express. The modification, among other things, (1) provides that Delta-American Express co-branded credit card holders may check their first bag for free on every Delta flight through June 2013, (2) changes the SkyMiles Usage Period to a three-year period beginning in December 2011 from a two-year period beginning in December 2010, and (3) gives American Express the option to extend the agreement for one year. The change in the SkyMiles Usage Period deferred $480 million of debt maturities originally due in 2011.
     Clayton County Bonds, Series 2009. In 2009, the Development Authority of Clayton County (the “Development Authority”) issued bonds with principal of $150 million, in two series, maturing in 2029 and 2035 (the “Clayton Bonds”). The Clayton Bonds have a weighted average fixed interest rate of 8.9% and are subject to mandatory sinking fund redemption requirements. The proceeds were loaned to us to refund bonds that previously had been issued to refinance certain of our facilities at Atlanta’s Hartsfield-Jackson International Airport. The bonds are secured solely by the Development Authority’s pledge of the revenues payable to it under loan agreements between Delta and the Development Authority. Our obligations under the loan agreements are not secured.
     Unamortized Discount, Net. Unamortized discount, net primarily represents a reduction in the carrying value of (1) Northwest’s debt as a result of purchase accounting related to the Merger, (2) the debt recorded in connection with our American Express Agreement and (3) fair value adjustments to our long-term debt in connection with our adoption of fresh start reporting upon emergence from bankruptcy. As described in the table below, we amortize these adjustments over the remaining maturities of the respective debt to amortization of debt discount, net on our Consolidated Statements of Operations.
     During 2010, we recorded a $391 million loss on extinguishment of debt, of which $304 million related to a non-cash write-off of debt discounts that were recorded as part of purchase accounting.
Future Maturities
     The following table summarizes scheduled maturities of our debt, including current maturities, at December 31, 2010:

Years Ending December 31,	Total Secured and	Amortization of
(in millions)	Unsecured Debt	Debt Discount, Net

2011	$2,024	$(203)
2012	2,374	(203)
2013	1,776	(165)
2014	3,107	(108)
2015	1,271	(72)
Thereafter	4,890	(184)

Total	$15,442	$(935)	$14,507

Covenants
     We were in compliance with all covenants in our financing agreements at December 31, 2010.

NOTE 6. LEASE OBLIGATIONS
     We lease aircraft, airport terminals, maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $1.2 billion, $1.3 billion and $798 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amounts due under capital leases are recorded as liabilities on our Consolidated Balance Sheets. Assets acquired under capital leases are recorded as property and equipment on our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our Consolidated Statements of Operations. Many of our aircraft, facility, and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees and we are not the primary beneficiary in or have any other forms of variable interest with the lessor of the leased assets. As a result, we have not consolidated any of the entities that lease to us. As discussed in Note 8, we have a variable interest associated with our JFK redevelopment project.
     The following tables summarize, as of December 31, 2010, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft under Contract Carrier agreements) with initial or remaining terms in excess of one year:
Capital Leases

Years Ending December 31,
(in millions)

2011	$214
2012	193
2013	160
2014	130
2015	124
Thereafter	404

Total minimum lease payments	1,225
Less: amount of lease payments representing interest	(487)

Present value of future minimum capital lease payments	738
Plus: unamortized premium, net	7
Less: current obligations under capital leases	(119)

Long-term capital lease obligations	$626

Operating Leases

		Contract
		Carrier
	Delta	Aircraft
Years Ending December 31,	Lease	Lease
(in millions)	Payments(1)	Payments(2)	Total

2011	$899	$521	$1,420
2012	840	511	1,351
2013	816	504	1,320
2014	770	493	1,263
2015	688	481	1,169
Thereafter	7,096	1,327	8,423

Total minimum lease payments	$11,109	$3,837	$14,946

(1)	These amounts include payments accounted for as construction obligations, which are described in Note 8 — “JFK Redevelopment”.

(2)	These amounts represent the minimum lease obligations under our Contract Carrier agreements with Atlantic Southeast Airlines, Inc. (“ASA”), Chautauqua Airlines, Inc. (“Chautauqua”), Compass, Mesaba, Pinnacle, Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc. (“SkyWest Airlines”).
     At December 31, 2010, we operated 111 aircraft under operating leases and 113 aircraft under capital leases. Our Contract Carriers under capacity purchase agreements operated 540 aircraft under operating leases (see Note 7). Leases for aircraft operated by us and our Contract Carriers have expiration dates ranging from 2011 to 2025.

NOTE 7. PURCHASE COMMITMENTS AND CONTINGENCIES
Aircraft Purchase Commitments
     Future aircraft purchase commitments at December 31, 2010 are estimated to total approximately $2.6 billion. The following table shows the timing of these commitments:

Years Ending December 31,
(in millions)	Total

2011	$60
2020 to 2022	2,500

Total	$2,560

     Our aircraft purchase commitments at December 31, 2010 relate to 18 B-787-8 aircraft and 12 previously owned MD-90 aircraft. During 2010, we entered into an agreement with The Boeing Company to reaffirm our previous orders for 18 B-787-8 aircraft and to defer delivery of those aircraft from 2008-2010 to 2020-2022. Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.
Contract Carrier Agreements
     During the year ended December 31, 2010, we had Contract Carrier agreements with 10 Contract Carriers, including our wholly-owned subsidiary, Comair.
     On July 1, 2010, we sold Compass and Mesaba, our wholly-owned subsidiaries, to Trans States and Pinnacle, respectively. The sales of Compass and Mesaba did not have a material impact on our Consolidated Financial Statements. Upon the closing of these transactions, we entered into new or amended long-term capacity purchase agreements with Compass, Mesaba and Pinnacle.
     On September 1, 2010, Freedom Airlines, Inc. ceased operating flights for us under a capacity purchase agreement.
     Capacity Purchase Agreements. During the year ended December 31, 2010, eight Contract Carriers operated for us (in addition to Comair) under capacity purchase agreements. Under these agreements, the Contract Carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

     The following table shows our minimum fixed obligations under these capacity purchase agreements (excluding Comair). The obligations set forth in the table contemplate minimum levels of flying by the Contract Carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table below.

Year Ending December 31,
(in millions)	Amount(1)

2011	$2,080
2012	1,970
2013	2,040
2014	2,050
2015	2,020
Thereafter	6,740

Total	$16,900

(1)	These amounts exclude Contract Carrier lease payments accounted for as operating leases, which are described in Note 6. The contingencies described below under “Contingencies Related to Termination of Contract Carrier Agreements” are also excluded from this table.
     The following table shows information about our third-party Contract Carrier agreements as of December 31, 2010:

	Number of		Number of Aircraft
	Aircraft in	Number of Aircraft	Scheduled to be in
	Operation as of	Scheduled to be in	Operation Immediately
	December 31,	Operation as of	Prior to the Expiration	Expiration Date
Carrier	2010	December 31, 2011	of the Agreement	of Agreement

ASA	142	146	26	2020
SkyWest Airlines	82	87	37	2020
ASA/SkyWest Airlines(1)	12	12	12	2012
Chautauqua	24	24	24	2016
Shuttle America	16	16	16	2019
Pinnacle (CRJ-900 aircraft)	16	16	1	2018
Pinnacle/Mesaba (CRJ-200 aircraft)(2)	145	145	141	2017
Pinnacle/Mesaba (CRJ-900 aircraft)(2)	41	41	41	2022
Compass	36	36	36	2020
Mesaba (Saab 340B+ aircraft)	26	—	—	2012

Total	540	523	334

The table above was not subject to the audit procedures of our Independent Registered Public Accounting Firm.

(1)	We have an agreement with ASA, SkyWest Airlines and SkyWest, Inc. (“SkyWest”), the parent company of ASA and SkyWest Airlines, under which the parties collectively determine whether the aircraft are operated by ASA or SkyWest Airlines.

(2)	We have an agreement with Mesaba Airlines, Pinnacle Airlines and Pinnacle Airlines Corp., the parent company of Mesaba Airlines and Pinnacle Airlines, under which the parties collectively determine whether the aircraft are operated by Mesaba Airlines or Pinnacle Airlines.
     The following table shows the available seat miles (“ASMs”) and revenue passenger miles (“RPMs”) operated for us under capacity purchase agreements with our Contract Carriers. It excludes Comair for all years presented, and also excludes Compass and Mesaba for the years ended December 31, 2009 and 2008:

(in millions, except for number of aircraft operated)	2010	2009	2008

ASMs	27,228	20,852	17,425
RPMs	21,512	16,424	13,899
Number of aircraft operated, end of period	540	450	443

The table above was not subject to the audit procedures of our Independent Registered Public Accounting Firm.

     Revenue Proration Agreements. As of December 31, 2010, we had a revenue proration agreement with American Eagle Airlines, Inc. In addition, a portion of our Contract Carrier agreement with SkyWest Airlines is structured as a revenue proration agreement. These revenue proration agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.
Contingencies Related to Termination of Contract Carrier Agreements
     We may terminate without cause the Chautauqua agreement at any time and the Shuttle America agreement at any time after January 2016 by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any aircraft the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions.
     We estimate that the total fair values, determined as of December 31, 2010, of the aircraft Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our Contract Carrier agreements with those airlines (the “Put Right”) are approximately $160 million and $370 million, respectively. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If the Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.
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
Credit Card Processing Agreements
     Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve (“Reserve”) is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. There was no Reserve or amounts withheld as of December 31, 2010 and 2009.

Other Contingencies
General Indemnifications
     We are the lessee under many commercial real estate leases. It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor’s related parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at, or in connection with, the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by either their sole or gross negligence or their willful misconduct. For additional information about our obligations under the JFK redevelopment project, see Note 8.
     Our aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment.
     We believe our insurance would cover most of our exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft and other equipment lease and financing agreements described above. While our insurance does not typically cover environmental liabilities, we have certain insurance policies in place as required by applicable environmental laws.
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
Employees Under Collective Bargaining Agreements
     At December 31, 2010, we had approximately 80,000 full-time equivalent employees. Approximately 17% of these employees were represented by unions, including the following domestic employee groups.

	Approximate Number		Date on which Collective
	of Active Employees		Bargaining Agreement
Employee Group	Represented	Union	Becomes Amendable

Delta Pilots	10,900	ALPA	December 31, 2012
Delta Flight Superintendents (Dispatchers)	350	PAFCA	December 31, 2013
Comair Pilots	1,100	ALPA	March 2, 2011
Comair Maintenance Employees	350	IAM	December 31, 2010
Comair Flight Attendants	700	IBT	December 31, 2010

     In connection with efforts to resolve union representation for employee groups where representation has not been resolved following our Merger with Northwest, the National Mediation Board (“NMB”) held elections for the following employee groups during 2010. The employee groups, the union seeking representation and the approximate number of employees in each workgroup prior to the election is set forth in the table below:

		Approximate Number of Employees
Employee Group	Union Seeking Representation	(as of June 30, 2010)

Flight Attendants	AFA	20,100
Fleet Service(1)	IAM	14,100
Stores Employees(2)	IAM	700
Passenger Service(3)	IAM	16,400

(1)	Includes below-wing airport customer service employees, cargo warehouse employees and related positions

(2)	Includes technical operations supply attendants, stock clerks and stores utility employees

(3)	Includes above-wing airport customer service agents, cargo sales agents and passenger reservations sales agents
     In each case, the employee groups rejected representation by the unions and the unions filed claims with the NMB alleging that we interfered with the elections. While we are vigorously challenging the interference claims, we cannot predict when or how these matters will be resolved for each workgroup.
     In an election conducted in September 2010, Delta’s 91 simulator technicians rejected representation by the IAM.
War-Risk Insurance Contingency
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims from acts of terrorism, war or similar events and (2) increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through September 30, 2011, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.
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
NOTE 8. JFK REDEVELOPMENT
     During the December 2010 quarter, we began a redevelopment project at John F. Kennedy International Airport (“JFK”). At JFK, we currently operate primarily at Terminal 2 for domestic flights and Terminal 3 for international flights under leases with the Port Authority of New York and New Jersey (“Port Authority”), which operates JFK. We also conduct some flights from Terminal 4, which is operated by JFK International Air Terminal LLC (“IAT”), a private party, under its lease with the Port Authority.

     We estimate the redevelopment project, which will be completed in stages over five years, will cost approximately $1.2 billion. The project includes the (1) enhancement and expansion of Terminal 4, including the construction of nine new gates, (2) construction of a passenger connector between Terminal 2 and Terminal 4, (3) demolition of the outdated Terminal 3 facilities; and (4) development of the Terminal 3 site for aircraft parking positions. Upon completion of the Terminal 4 expansion, expected to occur in 2013, we will relocate our operations from Terminal 3 to Terminal 4, proceed with pre-demolition activities in Terminal 3, and thereafter conduct coordinated flight operations from Terminals 2 and 4.
     In December 2010, the Port Authority issued approximately $800 million principal amount of special project bonds to fund the substantial majority of the project. Also in December 2010, we entered into a 33 year agreement with IAT (“Sublease”) to sublease space in Terminal 4. IAT is unconditionally obligated under its lease with the Port Authority to pay rentals from the revenues it receives from its operation and management of Terminal 4, including among others our rental payments under the Sublease, in an amount sufficient to pay principal and interest on the bonds. We do not guarantee payment of the bonds. We anticipate that the balance of the project costs will be provided by Port Authority passenger facility charges, Transportation Security Administration funding, and our contributions.
     Our annual rent, operation and maintenance payments for the use of terminal facilities at JFK were approximately $135 million in 2010, and we estimate our future annual payments will be approximately $200 million after the project is complete in 2016. Future payments will vary based on our share of total passenger and baggage counts at Terminal 4, the number of gates we occupy in Terminal 4, IAT’s actual expenses of operating Terminal 4 and other factors. Accordingly, the amount of our annual rent, operation and maintenance payments in the future may vary substantially from our estimate.
     We will be responsible for the management and construction of the project and bear construction risk, including cost overruns. As construction progresses, the project will be recorded on our Consolidated Balance Sheet as a fixed asset as if we owned the asset. We will also record a related construction obligation on our Consolidated Balance Sheet. Future rental payments will reduce this construction obligation and result in the recording of interest expense on our Consolidated Statement of Operations.
     We have an equity-method investment in the entity which owns IAT, our sublessor at Terminal 4. The Sublease requires us to pay certain fixed management fees. We determined the investment is a variable interest and assessed whether we have a controlling financial interest in IAT. Our rights under the Sublease with respect to management of Terminal 4 are consistent with rights granted to an anchor tenant under a standard airport lease. Accordingly, we do not consolidate the entity in which we have an investment in our Consolidated Financial Statements.
NOTE 9. INCOME TAXES
Income Tax (Provision) Benefit
     Our income tax (provision) benefit consisted of:

	Year Ended December 31,
(in millions)	2010	2009	2008

Current tax (provision) benefit	$(7)	$15	$—
Deferred tax (provision) benefit exclusive of the other components listed below	(265)	850	866
Decrease (increase) in valuation allowance	257	(521)	(747)

Income tax (provision) benefit	$(15)	$344	$119

     The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal income tax effect	2.3	(1.8)	(0.6)
(Decrease) increase in valuation allowance	(42.3)	32.9	8.3
Income Tax Allocation (1)	—	(20.2)	—
Goodwill impairment	—	—	26.8
Other, net	7.6	2.4	(0.8)

Effective income tax rate	2.6%	(21.7)%	(1.3)%

(1)	We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the “Income Tax Allocation”). For the year ended December 31, 2009, as a result of the Income Tax Allocation, we recorded a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million in other comprehensive income.
Deferred Taxes
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$6,472	$6,419
Pension postretirement and other benefits	4,527	4,661
AMT credit carryforward	424	452
Deferred revenue	2,202	2,282
Rent expense	280	272
Reorganization items, net	674	1,033
Fuel hedge derivatives	—	30
Other temporary differences	495	413
Valuation allowance	(9,632)	(9,897)

Total deferred tax assets	$5,442	$5,665

Deferred tax liabilities:
Depreciation	$4,837	$4,925
Debt valuation	330	431
Intangible assets	1,731	1,757
Fuel hedge derivatives	73	—
Other	40	112

Total deferred tax liabilities	$7,011	$7,225

     The following table shows the current and noncurrent deferred tax assets (liabilities) recorded on our Consolidated Balance Sheets:

	December 31,
(in millions)	2010	2009

Current deferred tax assets, net	$355	$357
Noncurrent deferred tax liabilities, net	(1,924)	(1,917)

Total deferred tax liabilities, net	$(1,569)	$(1,560)

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
     At December 31, 2010, we had (1) $424 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) $17.5 billion of federal and state pretax NOL carryforwards, substantially all of which will not begin to expire until 2022.
     Both Delta and Northwest experienced an ownership change in 2007 as a result of their plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 due to the Merger, the issuance of equity to employees in connection with the Merger and other transactions involving the sale of common stock within the testing period. We currently expect these ownership changes will not significantly limit our ability to utilize our AMT credit or NOLs in the carryforward period.
Uncertain Tax Positions
     The following table shows the amount of unrecognized tax benefits on our Consolidated Balance Sheets and summarizes the changes to the amount of unrecognized tax benefits:

(in millions)

Unrecognized tax benefits at January 1, 2008	$143
Gross increases-tax positions in prior period	2
Gross decreases-tax positions in prior period	(91)
Settlements	(25)

Unrecognized tax benefits at December 31, 2008(1)	29

Gross increases-tax positions in prior period	1
Gross decreases-tax positions in prior period	(1)
Gross increases-tax positions in current period	40
Settlements	(3)

Unrecognized tax benefits at December 31, 2009(1)	66

Gross decreases-tax positions in prior period	(3)
Gross increases-tax positions in current period	29
Lapse of statute of limitations	(2)
Settlements	(1)

Unrecognized tax benefits at December 31, 2010(1)	$89

(1)	Unrecognized tax benefits on our Consolidated Balance Sheets as of December 31, 2010, 2009 and 2008, include tax benefits of $72 million, $47 million, and $10 million, respectively, which will affect the effective tax rate when recognized.
     We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. The impact related to interest and penalties on our Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 was not material.
     We are currently under audit by the IRS for the 2008, 2009 and 2010 tax years.

Valuation Allowance
     We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, our industry’s historically cyclical financial results and potential, current and future tax planning strategies. We cannot presently determine when we will be able to generate sufficient taxable income to realize our deferred tax assets. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets.
     The following table shows the balance of our valuation allowance and the associated activity:

Valuation
(in millions)	Allowance(1)

Balance at January 1, 2008	$4,843

Income tax benefit	747
OCI income tax benefit	1,681
Liabilities assumed from Northwest	2,686
Other	(127)

Balance at December 31, 2008	9,830 (2)

Income tax benefit	521
OCI income tax provision	(308)
Other	(146)

Balance at December 31, 2009	9,897 (2)

Income tax provision	(257)
OCI income tax benefit	6
Other	(14)

Balance at December 31, 2010	$9,632 (2)

(1)	Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets was adjusted first through goodwill followed by other indefinite-lived intangible assets until the new carrying value of those assets was zero. Beginning January 1, 2009, any reduction in the valuation allowance is reflected through the income tax provision.

(2)	At December 31, 2010, 2009 and 2008, $1.2 billion, $1.2 billion and $1.5 billion of these balances were recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets, respectively.
NOTE 10. EMPLOYEE BENEFIT PLANS
     We sponsor defined benefit and defined contribution pension plans, healthcare plans, and disability and survivorship plans for eligible employees and retirees, and their eligible family members.
     Defined Benefit Pension Plans. We sponsor a defined benefit pension plan for eligible pre-Merger non-pilot Delta employees and retirees (the “Delta Non-Pilot Plan”) and defined benefit pension plans for eligible pre-Merger Northwest employees and retirees (the “Northwest Pension Plans”). These plans are closed to new entrants and frozen for future benefit accruals.
     The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Under the Alternative Funding Rules, the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% interest rate. The Alternative Funding Rules apply to the Delta Non-Pilot Plan and the Northwest Pension Plans. We estimate the funding requirements under these plans will total approximately $600 million in 2011.
     Defined Contribution Pension Plans. Delta sponsors several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The cost associated with our defined contribution pension plans is shown in the tables below.

     Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. During bankruptcy, we generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents and (2) a group of retirees who retired prior to 1987. Benefits under these plans are funded from current assets and employee contributions.
     Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these plans in the event of a participant’s death and/or disability.
Benefit obligations, fair value of plan assets, and funded status were:

	Pension		Other Postretirement and
	Benefits		Postemployment Benefits
	December 31,		December 31,
(in millions)	2010	2009	2010	2009

Benefit obligation at beginning of period	$17,031	$15,929	$3,427	$3,276
Service cost	—	—	58	53
Interest cost	982	1,002	196	207
Actuarial loss (gain)	570	1,170	(115)	164
Benefits paid, including lump sums and annuities	(1,013)	(1,021)	(333)	(328)
Participant contributions	—	—	59	56
Plan amendments	—	—	6	(7)
Special termination benefits	—	—	—	6
Settlements	(64)	(49)	—	—

Benefit obligation at end of period(1)	$17,506	$17,031	$3,298	$3,427

Fair value of plan assets at beginning of period	$7,623	$7,295	$1,153	$1,052
Actual (loss) gain on plan assets	975	1,198	140	291
Employer contributions	728	200	171	158
Participant contributions	—	—	59	56
Benefits paid, including lump sums and annuities	(1,013)	(1,021)	(403)	(404)
Settlements	(64)	(49)	—	—

Fair value of plan assets at end of period	$8,249	$7,623	$1,120	$1,153

Funded status at end of period	$(9,257)	$(9,408)	$(2,178)	$(2,274)

(1)	At each period-end presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.
Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension		Other Postretirement and
	Benefits		Postemployment Benefits
	December 31,		December 31,
(in millions)	2010	2009	2010	2009

Liabilities
Current liabilities	$(13)	$(13)	$(144)	$(142)
Noncurrent liabilities	(9,244)	(9,395)	(2,034)	(2,132)

Total liabilities	$(9,257)	$(9,408)	$(2,178)	$(2,274)

Accumulated other comprehensive loss, pretax
Net (loss) gain	$(3,299)	$(3,089)	$44	$(117)
Prior service cost	—	—	(3)	7

Total accumulated other comprehensive (loss) income	$(3,299)	$(3,089)	$41	$(110)

     Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are an actuarial loss of $55 million in pension benefits and an actuarial gain of $14 million relating to other postretirement and postemployment benefits. Amounts are generally amortized into accumulated other comprehensive income over the expected future lifetime of plan participants.
     Net periodic cost included the following components:

	Pension			Other Postretirement and
	Benefits			Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2010	2009	2008	2010	2009	2008
Service cost	$—	$—	$—	$58	$53	$38
Interest cost	982	1,002	550	196	207	192
Expected return on plan assets	(677)	(615)	(479)	(90)	(79)	(151)
Amortization of prior service cost	—	—	—	(4)	18	—
Recognized net actuarial (gain) loss	48	33	—	(4)	(18)	(6)
Settlement charge, net	14	9	3	—	—	—
Special termination benefits	—	—	—	—	6	—

Net periodic cost	$367	$429	$74	$156	$187	$73

Defined contribution plan costs	334	306	211	—	—	—

Total cost	$701	$735	$285	$156	$187	$73

     Assumptions. We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)(2)	2010	2009
Weighted average discount rate	5.69%	5.93%
Assumed healthcare cost trend rate(3)	7.00%	7.50%

	Year Ended December 31,
Net Periodic Benefit Cost(2)(4)	2010	2009	2008
Weighted average discount rate — pension benefit	5.93%	6.49%	7.19%
Weighted average discount rate — other postretirement benefit	5.75%	6.46%	6.46%
Weighted average discount rate — other postemployment benefit	5.88%	6.50%	6.95%
Weighted average expected long-term rate of return on plan assets	8.82%	8.83%	8.96%
Assumed healthcare cost trend rate(3)	7.50%	8.00%	8.00%

(1)	Our 2010 and 2009 benefit obligations are measured using a mortality table projected to 2013.

(2)	Future compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment liability.

(3)	The assumed healthcare cost trend rate at December 31, 2010 is assumed to decline gradually to 5.00% by 2019 and remain level thereafter.

(4)	Our assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

     Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation (“APBO”) for these plans at December 31, 2010, would have the following effects:

(in millions)	1% Increase	1% Decrease
Increase (decrease) in total service and interest cost	$6	$(6)
Increase (decrease) in the APBO	$49	$(59)
     The expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We review our rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with our pension plan investment advisors. The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return.
     Plan Assets. We have adopted and implemented investment policies for our defined benefit pension plans and disability and survivorship plan for pilots that incorporate strategic asset allocation mixes intended to best meet the plans’ long-term obligations. This asset allocation policy mix utilizes a diversified mix of investments and is reviewed periodically. The weighted-average target and actual asset allocations for the plans are as follows:

	Weighted-Average
	Target	December 31,
(in millions)	Allocations	2010	2009

Domestic equity securities	40%	$3,234	$3,435
Non-U.S. developed equity securities	18%	1,695	1,384
Diversified fixed income	17%	1,275	1,372
Private equity / real estate / natural resources	15%	1,890	1,552
Non-U.S. emerging equity securities	5%	449	422
High yield fixed income	5%	397	372
Cash equivalents	0%	429	239

Total	100%	$9,369	$8,776

     The overall asset mix of the portfolios is more heavily weighted in equity-like investments. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. For additional information regarding the fair value of pension assets, see Note 2.

     Benefit Payments. Benefit payments in the table below are based on the same assumptions used to measure the related benefit obligations and are paid from both funded benefit plan trusts and current assets. Actual benefit payments may vary significantly from these estimates. Benefits earned under our pension plans and certain postemployment benefit plans are expected to be paid from funded benefit plan trusts, while our other postretirement benefits are funded from current assets.
     The following table summarizes, the benefit payments that are scheduled to be paid in the following years ending December 31:

		Other Postretirement
	Pension	and Postemployment
(in millions)	Benefits	Benefits

2011	$1,048	$266
2012	1,036	266
2013	1,048	264
2014	1,059	261
2015	1,077	259
2016-2020	5,738	1,348

Total	$11,006	$2,664

     Other Plans. We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.
     Profit Sharing Program. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined, we will pay a specified portion of that profit to employees. Based on our pre-tax earnings for the year ended December 31, 2010, we accrued $313 million under the profit sharing program for 2010. We did not record an accrual under the profit sharing program in 2009 or 2008.
NOTE 11. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, we and substantially all of our subsidiaries (the “Delta Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2007, the Delta Debtors emerged from bankruptcy. Under the Delta Debtors’ Joint Plan of Reorganization (“Delta’s Plan of Reorganization”), most holders of allowed general, unsecured claims against the Delta Debtors received or will receive Delta common stock in satisfaction of their claims. In December 2010, the Bankruptcy Court issued an order approving a final distribution to claimholders under Delta’s Plan of Reorganization by March 31, 2011, and closing the bankruptcy cases for Delta and Comair. The bankruptcy cases for the other Delta Debtors previously closed. As of December 31, 2010, we have reserved nine million shares of common stock for issuance to holders of allowed general, unsecured claims.
     In September 2005, Northwest Airlines Corporation and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Northwest’s Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims. Pursuant to the Merger, each outstanding share of Northwest common stock (including shares issuable under Northwest’s Plan of Reorganization) was converted into the right to receive 1.25 shares of Delta common stock. As of December 31, 2010, one million shares of Delta common stock were reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     There will be no further material impact to our Consolidated Statements of Operations from the settlement of claims because the holders of such claims will receive under Delta’s and Northwest’s Plan of Reorganization, as the case may be, only their pro rata share of the distributions of common stock contemplated by the applicable Plan of Reorganization.

NOTE 12. NORTHWEST MERGER
     On the Closing Date, Northwest became a wholly-owned subsidiary of Delta. Northwest was a major air carrier that provided scheduled air transportation for passengers and cargo throughout the U.S. and around the world.
     The Merger better positions us to manage through economic cycles and volatile fuel prices, invest in our fleet, improve services for customers and achieve our strategic objectives. Benefits from the Merger include more effective aircraft utilization, a more comprehensive and diversified route system, reduced overhead and improved operational efficiency.
     As a result of the Merger, each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization was converted into the right to receive 1.25 shares of Delta common stock. We issued, or expect to issue, a total of 339 million shares of Delta common stock for these purposes, or approximately 41% of the sum of the shares of Delta common stock (1) outstanding on the Closing Date (including shares issued to Northwest stockholders in the Merger), (2) issuable in exchange for shares of Northwest common stock reserved for issuance under Northwest’s Plan of Reorganization, (3) reserved for issuance under Delta’s Plan of Reorganization and (4) issuable to our employees in connection with the Merger. As of December 31, 2010, we had issued 338 million shares of Delta common stock in connection with the Merger.
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
     The following unaudited pro forma combined results of operations give effect to the Merger as if it had occurred at the beginning of the period presented. The unaudited pro forma combined results of operations do not purport to represent Delta’s consolidated results of operations had the Merger occurred on the date assumed, nor are these results necessarily indicative of Delta’s future consolidated results of operations. We expect to realize significant benefits from integrating the operations of Delta and Northwest, as discussed above, and to incur certain one-time cash costs, which are not reflected in the unaudited pro forma combined results of operations shown below.

Year Ended
December 31,
(in millions, except per share data)	2008(1)(2)

Operating revenue	$34,288
Net loss	(14,706)
Basic and diluted loss per share	(18.13)

(1)	Includes a $1.1 billion one-time primarily non-cash charge related to the issuance or vesting of employee equity awards in connection with the Merger.

(2)	Includes $11.6 billion in non-cash charges from impairments of goodwill and other intangible assets for Delta and Northwest prior to the Closing Date.
NOTE 13. EQUITY AND EQUITY COMPENSATION
Equity
     Common Stock. We are authorized to issue 2.0 billion shares of capital stock, of which up to 1.5 billion may be shares of common stock, par value $0.0001 per share, and up to 500 million may be shares of preferred stock.
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

     Preferred Stock. We may issue preferred stock in one or more series. The Board of Directors is authorized (1) to fix the descriptions, powers (including voting powers), preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and (2) to specify the number of shares of any series of preferred stock. As of December 31, 2010, we have not issued any preferred stock.
     Treasury Stock. We generally withhold shares of Delta common stock to cover employees’ portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost of shares held in treasury was $15.33 and $15.89 as of December 31, 2010 and 2009, respectively.
Equity-Based Compensation
     Our broad based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards, and other equity-based awards (the “2007 Plan”). Shares of common stock issued under the 2007 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award that is cancelled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2007 Plan. The 2007 Plan authorizes the issuance of up to 157 million shares of common stock. As of December 31, 2010 there were 35 million shares available for future grants.
     We make long term incentive awards annually to eligible management employees under the 2007 Plan. Non-cash compensation expense for equity awards is recognized over the employee’s requisite service period (generally, the vesting period of the award). We use straight-line recognition for awards with installment vesting. The following table shows non-cash equity compensation expense recognized in salaries and related costs on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2010	2009	2008

Restricted stock	$65	$77	$62
Stock options	18	26	12
Performance shares	6	5	(8)

Total	$89	$108	$66

     These amounts do not represent cash payments made to employees; rather they represent non-cash compensation expense recognized for financial reporting purposes. The actual value of these awards to recipients depends on various factors, including (1) the risk the award may be forfeited in the event of certain terminations of employment, (2) for an award subject to performance conditions, the risk there is no payout because the performance conditions are not met and (3) the price of Delta common stock when the award vests.
     As of December 31, 2010, approximately $65 million of total unrecognized costs related to unvested shares and stock options are expected to be recognized over the remaining weighted average period of 0.6 years, including approximately $60 million in 2011.
     Stock Grants. In connection with the Merger, U.S. based non-pilot, non-management employees received 34 million shares of common stock and pilot employees received 50 million shares of common stock, which resulted in a $791 million charge in restructuring and merger-related items in 2008. Additionally, the closing of the Merger constituted a change in control under the 2007 Plan, which caused the vesting of substantially all previously unvested equity awards and resulted in an additional $75 million of restructuring and merger-related items in 2008.
     Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. Generally, awards vest over several years, subject to the employee’s continued employment. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. We expect substantially all unvested restricted stock awards at December 31, 2010 to vest.

     The following table summarizes restricted stock activity:

		Weighted
		Average
		Grant Date
(in millions, except per share amounts)	Shares	Fair Value

Unvested at January 1, 2010	13	$7.73
Granted	2	11.73
Vested	(6)	7.83

Unvested at December 31, 2010	9	$8.81

     The weighted average grant-date fair value of restricted stock granted was $11.73, $6.71, and $8.04 during the years ended December 31, 2010, 2009, and 2008, respectively. The total fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 was $45 million, $68 million and $107 million, respectively.
     Stock Options. Stock option awards are granted with an exercise price equal to the closing price of Delta common stock on the grant date. Generally, outstanding employee stock options vest over several years and have a 10-year term, subject to the employee’s continued employment. We determine the fair value of stock options at the grant date using an option pricing model.
     The following table summarizes stock option activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in millions)	Price	(in years)	(in millions)

Outstanding at January 1, 2010	22	$12.79
Exercised	(1)	8.00
Forfeited or expired	(1)	17.51

Outstanding at December 31, 2010(1)	20	$12.92	5.3	$47

Exercisable at December 31, 2010	17	$14.03	4.7	$29

(1)	We expect substantially all of our unvested stock options at December 31, 2010 to vest.
     Performance Shares. Performance shares are long-term incentive opportunities which are payable in common stock and are generally contingent upon our achieving certain financial goals.
     Other. There was no tax benefit recognized in 2010, 2009 or 2008 related to equity-based compensation, as we record a full valuation allowance against our deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. For additional information, see Note 9.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The following table shows the components of accumulated other comprehensive income (loss):

	Pension and Other		Deferred Tax
	Benefits	Derivative	Valuation
(in millions)	Liabilities	Instruments	Allowance	Total

Balance at January 1, 2008	$253	$16	$166	$435

Changes in fair value	(3,117)	(1,369)	—	(4,486)
Reclassification into earnings	(3)	(26)	—	(29)
Tax effect	1,165	516	(1,681)	—

Balance at December 31, 2008	(1,702)	(863)	(1,515)	(4,080)

Changes in fair value	(540)	(20)	—	(560)
Reclassification into earnings	48	1,350	—	1,398
Income Tax Allocation	—	(321)	—	(321)
Tax effect	183	(491)	308	—

Balance at December 31, 2009	(2,011)	(345)	(1,207)	(3,563)

Changes in fair value	(121)	(71)	—	(192)
Reclassification into earnings	54	123	—	177
Tax effect	25	(19)	(6)	—

Balance at December 31, 2010	$(2,053)	$(312)	$(1,213)	$(3,578)

NOTE 15. GEOGRAPHIC INFORMATION
     Operating segments are defined as components of an enterprise whose separate financial information is regularly reviewed by the chief operating decision maker and used in resource allocation and performance assessments.
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
     Operating revenue is assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenue by geographic region is summarized in the following table:

	Year Ended December 31,
(in millions)	2010	2009	2008

Domestic	$20,744	$19,043	$14,937
Atlantic	5,931	4,970	5,149
Pacific	3,283	2,485	867
Latin America	1,797	1,565	1,744

Total	$31,755	$28,063	$22,697

     Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 16. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2010	2009	2008

Merger-related items	$233	$275	$978
Asset impairment	182	—	—
Facilities and other	20	13	39
Severance and related costs	15	119	114

Total restructuring and merger-related items	$450	$407	$1,131

     Merger-Related Items. Merger-related items are costs associated with Northwest and the integration of Northwest operations into Delta, including costs related to information technology, employee relocation, employee training, and re-branding of aircraft and stations. In 2008, merger-related items primarily relate to non-cash charges related to the issuance or vesting of employee equity awards in connection with the Merger (see Note 13).
     Asset Impairment. In 2010, we recorded a $146 million impairment charge related to our decision to substantially reduce Comair’s fleet over the two years ending December 31, 2012 by retiring older, less-efficient CRJ-100/200 50-seat aircraft. For a discussion of the techniques used to estimate the current fair values, see Note 2. We also recorded an impairment charge related to our retired B-747-200 aircraft, which we sold.
     Severance and Related Costs. In 2010, severance and related costs primarily relate to our wholly-owned subsidiaries, including charges associated with the Comair fleet reduction initiative and the consolidation of operations at the Cincinnati/Northern Kentucky International Airport. In 2009 and 2008, we recorded charges associated primarily with voluntary workforce reduction programs, including $6 million of special termination benefits related to retiree healthcare in 2009. We do not expect to record any additional material charges related to our severance initiatives discussed above.
     The following table shows the balances and activity for restructuring charges:

	Severance and
(in millions)	related costs	Facilities and other	Total

Balance as of January 1, 2008	$—	$3	$3

Additional costs and expenses	114	39	153
Purchase accounting	62	32	94
Payments	(126)	(20)	(146)

Balance as of December 31, 2008	50	54	104

Additional costs and expenses	113	13	126
Purchase accounting	—	19	19
Payments	(94)	(12)	(106)

Balance as of December 31, 2009	69	74	143

Additional costs and expenses	15	20	35
Other	—	14	14
Payments	(64)	(23)	(87)

Balance as of December 31, 2010	$20	$85	$105

NOTE 17. EARNINGS (LOSS) PER SHARE
     We calculate basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. Accordingly, the calculation of basic earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 assumes there was outstanding at the beginning of each of these periods all 386 million shares of Delta common stock contemplated by Delta’s Plan of Reorganization to be distributed to holders of allowed general, unsecured claims. Similarly, the calculation of basic loss per share for the years ended December 31, 2009 and 2008 assumes there was outstanding at January 1, 2009 and the Closing Date, respectively, the following shares in connection with the Merger (1) 50 million shares of Delta common stock we agreed to issue on behalf of pilots and (2) nine million shares of Delta common stock reserved for issuance in exchange for shares of Northwest common stock that, but for the Merger, would have been issued under Northwest’s Plan of Reorganization.
     The following table shows our computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
(in millions, except per share data)	2010	2009	2008

Net income (loss)	$593	$(1,237)	$(8,922)

Basic weighted average shares outstanding	834	827	468
Dilutive effects of share based awards	9	—	—

Diluted weighted average shares outstanding	843	827	468

Basic earnings (loss) per share	$0.71	$(1.50)	$(19.08)
Diluted earnings (loss) per share	$0.70	$(1.50)	$(19.08)

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	22	35	41

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings (loss) per share amounts for a year will not add to the earnings (loss) per share for that year due to the weighting of shares used in calculating per share data.

2010	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30(1)	December 31

Operating revenue	$6,848	$8,168	$8,950	$7,789
Operating income	68	852	1,003	294
Net income (loss)	(256)	467	363	19
Basic earnings (loss) per share	(0.31)	0.56	0.43	0.02
Diluted earnings (loss) per share	(0.31)	0.55	0.43	0.02

2009	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31(2)

Operating revenue	$6,684	$7,000	$7,574	$6,805
Operating income (loss)	(483)	1	204	(46)
Net loss	(794)	(257)	(161)	(25)
Basic and diluted loss per share	(0.96)	(0.31)	(0.19)	(0.03)

(1)	During the September 2010 quarter, we recorded (1) a $360 million loss associated with the primarily non-cash loss on extinguishment of debt, including the write-off of unamortized debt discount, and (2) a $153 million charge related to the Comair fleet reduction initiative.

(2)	During the December 2009 quarter, as a result of the Income Tax Allocation, we recorded a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million in other comprehensive income.

NOTE 19. SUBSEQUENT EVENTS
     In February 2011, we completed a $100 million offering of Pass Through Certificates, Series 2010-1B (the “2010-1B EETC”) and a $135 million offering of Pass Through Certificates, Series 2010-2B (the “2010-2B EETC”), through two separate pass through trusts. The 2010-1B EETC bears interest at a fixed rate of 6.375% per year and has a final maturity in January 2016.
     We received $75 million in net proceeds from the 2010-2B EETC at the closing of the offering. The remaining $59 million is being held in escrow until we refinance other aircraft, including 10 aircraft currently securing our 2001-1 EETC that matures in September 2011. The 2010-2B EETC bears interest at a fixed rate of 6.75% per year and has a final maturity in November 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2010 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
     Except as set forth below, during the three months ended December 31, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2010.
     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2010. Ernst & Young LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
Delta Air Lines, Inc.
     We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Air Lines, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008 of Delta Air Lines, Inc. and our report dated February 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 15, 2011

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
     Information required by this item is set forth under the headings “Corporate Governance Matters,” “Proposal 1—Election of Directors—Certain Information About Nominees” and “Other Matters—Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our Annual Meeting of Stockholders (“Proxy Statement”), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information about the number of shares of common stock that may be issued under the 2007 Performance Compensation Plan, Delta’s only equity compensation plan, as of December 31, 2010.

(c)
		(b)	No. of Securities
	(a)	Weighted-	Remaining Available for
	No. of Securities	Average Exercise	Future Issuance Under
	to be Issued Upon	Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants and	Options, Warrants	Reflected in
Plan Category	Rights(1)	and Rights	Column (a))(2)

Equity compensation plans approved by securities holders	13,658,987	$10.68	35,107,547
Equity compensation plans not approved by securities holders	—	—	—

Total	13,658,987	$10.68	35,107,547

(1)	Includes stock options granted under Delta’s 2007 Performance Plan. The 2007 Performance Plan was approved by the Bankruptcy Court as part of our Plan of Reorganization. Accordingly, issuances under the 2007 Performance Plan are deemed to be approved by stockholders under Delaware General Corporation Law. In connection with the Merger, Delta stockholders approved an amendment to the 2007 Performance Plan to increase the number of shares of common stock issuable under the Plan.

(2)	Up to 157 million shares of common stock are available for issuance under the 2007 Performance Plan. If any shares of our common stock are covered by an award under the 2007 Performance Plan that is cancelled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Performance Plan. In addition to the 13,658,987 stock options outstanding, 9,198,772 shares of restricted stock remain unvested and a maximum of 1,974,608 shares of common stock may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2010.
     Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by this item is set forth under the headings “Corporate Governance Matters—Corporate Governance Overview,” “Corporate Governance Matters—Director Independence—Independence of Audit, Corporate Governance and Personnel & Compensation Committee Members,” “Executive Compensation—Post-Employment Compensation—Potential Post-Employment Benefits Upon Termination or Change in Control—Pre-Existing Medical Benefits Agreement Between Northwest and Mr. Anderson,” “Proposal 1—Election of Directors” and “Pre-Existing Agreements with Northwest” in our Proxy Statement and is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this item is set forth under the heading “Proposal 2—Ratification of the Appointment of Independent Auditors” in our Proxy Statement and is incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Notes to the Consolidated Financial Statements
     (2). The schedule required by this item is included in the Notes to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.
     (3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.5 through 10.18 in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2011.

DELTA AIR LINES, INC.
By:	/s/ Richard H. Anderson
Richard H. Anderson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of February, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard H. Anderson Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Hank Halter Hank Halter	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Edward H. Bastian Edward H. Bastian	President and Director

/s/ Roy J. Bostock Roy J. Bostock	Director

/s/ John S. Brinzo John S. Brinzo	Director

/s/ Daniel A. Carp Daniel A. Carp	Chairman of the Board

/s/ John M. Engler John M. Engler	Director

/s/ Mickey P. Foret Mickey P. Foret	Director

/s/ David R. Goode David R. Goode	Director

/s/ Paula Rosput Reynolds Paula Rosput Reynolds	Director

/s/ Kenneth C. Rogers Kenneth C. Rogers	Director

/s/ Rodney E. Slater Rodney E. Slater	Director

/s/ Douglas M. Steenland Douglas M. Steenland	Director

/s/ Kenneth B. Woodrow Kenneth B. Woodrow	Director

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

10.1(a)	First Lien Revolving Credit and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, J.P. Morgan Securities, Inc. and Lehman Brothers Inc., as co-lead arrangers and joint bookrunners, UBS Securities LLC, as syndication agent and as joint bookrunner, and Calyon New York Brand and RBS Securities Corporation, as co-documentation agents (Filed as Exhibit 10.1(a) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.1(b)	Second Lien Term Loan and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, Goldman Sachs Credit Partners L.P. (“GSCP”), as administrative agent and as collateral agent, GSCP and Merrill Lynch Commercial Finance Corp., as co-lead arrangers and joint bookrunners, Barclays Capital, as syndication agent and as joint bookrunner, and Credit Suisse Securities (USA) LLC and C.I.T. Leasing Corporation, as co-documentation agents (Filed as Exhibit 10.1(b) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.2	Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008 (Filed as Exhibit 10 to Delta’s Quarterly Report on Form 10-Q filed on July 17, 2008).*

10.3	Letter Agreement, dated April 14, 2008, by an among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International dated April 14, 2008 (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q filed on April 25, 2008).*

10.4	Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc.

10.5(a)	Benefit waiver agreement dated October 29, 2008 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.11(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5(b)	Benefit waiver agreement dated October 20, 2009 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.8(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.6(a)	Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on March 22, 2007).*

10.6(b)	First Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.12(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.6(c)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.7(a)	Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.7(b)	Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.8	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).*

10.9(a)	Delta Air Lines, Inc. 2010 Long Term Incentive Program (Filed as Exhibit 10.15(a) to Delta’s Annual Report on Form 10-5-K for the year ended December 31, 2009).*

10.9(b)	Model Award Agreement for the Delta Air Lines, Inc. 2010 Long Term Incentive Program.(Filed as Exhibit 10.15(a) to Delta’s Annual Report on Form 10-5-K for the year ended December 31, 2009).*

10.10(a)	Delta Air Lines, Inc. 2011 Long Term Incentive Program.

10.10(b)	Model Award Agreement for the Delta Air Lines, Inc. 2011 Long Term Incentive Program.

10.11	Delta Air Lines, Inc. 2011 Management Incentive Plan.

10.12(a)	Delta Air Lines, Inc. Merger Award Program (Filed as Exhibit 10.20(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12(b)	Model Award Agreement for Delta Air Lines, Inc. Merger Award Program (Filed as Exhibit 10.20(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13(a)	Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.13(b)	Retention Agreement and Amendment to Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.13 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.14	Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.15(a)	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.28 to Northwest’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.15(b)	First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.3 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.15(c)	Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.16(a)	2007 Stock Incentive Plan (Filed as Exhibit 99.2 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.16(b)	Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.2 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.16(c)	Amendment No. 2 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.5 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.16(d)	Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 99.5 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.16(e)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.7 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.16(f)	Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.4 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.16(g)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.6 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.17	Form of Offer of Employment dated October 31, 2008 between Delta Air Lines, Inc. and Michael J. Becker and Richard B. Hirst, respectively (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.18	Separation Agreement and General Release, dated June 4, 2010, by and between Delta Air Lines, Inc. and Michael J. Becker (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Incorporated by reference.