Form 10-K/A
period 2010-12-31
DELTA AIR LINES INC /DE/
filed 2011-03-04
CIK 27904

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Delta Air Lines, Inc.
EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Delta Air Lines, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) is to furnish Exhibit 101 to the Form 10-K. Exhibit 101 consists of the following materials from Delta Air Lines, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 16, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3). The exhibits required by this item are listed in the Exhibit Index to this report. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to Form 10-K are listed as Exhibits 10.5 through 10.18 in the Exhibit Index.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc. (Registrant)
/s/ Hank Halter
Hank Halter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 4, 2011

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

10.1(a)	First Lien Revolving Credit and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, J.P. Morgan Securities, Inc. and Lehman Brothers Inc., as co-lead arrangers and joint bookrunners, UBS Securities LLC, as syndication agent and as joint bookrunner, and Calyon New York Brand and RBS Securities Corporation, as co-documentation agents (Filed as Exhibit 10.1(a) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.1(b)	Second Lien Term Loan and Guaranty Agreement, dated as of April 30, 2007, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named, as Guarantors, each of the Lenders from time to time party, Goldman Sachs Credit Partners L.P. (“GSCP”), as administrative agent and as collateral agent, GSCP and Merrill Lynch Commercial Finance Corp., as co-lead arrangers and joint bookrunners, Barclays Capital, as syndication agent and as joint bookrunner, and Credit Suisse Securities (USA) LLC and C.I.T. Leasing Corporation, as co-documentation agents (Filed as Exhibit 10.1(b) to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.2	Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008 (Filed as Exhibit 10 to Delta’s Quarterly Report on Form 10-Q filed on July 17, 2008).*

10.3	Letter Agreement, dated April 14, 2008, by an among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International dated April 14, 2008 (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q filed on April 25, 2008).*

10.4	Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. **

10.5(a)	Benefit waiver agreement dated October 29, 2008 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as
Exhibit 10.11(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5(b)	Benefit waiver agreement dated October 20, 2009 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as
Exhibit 10.8(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.6(a)	Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on March 22, 2007).*

10.6(b)	First Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.12(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.6(c)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.7(a)	Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.7(b)	Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.8	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).*

10.9(a)	Delta Air Lines, Inc. 2010 Long Term Incentive Program (Filed as Exhibit 10.15(a) to Delta’s Annual Report on Form 10-5-K for the year ended December 31, 2009).*

10.9(b)	Model Award Agreement for the Delta Air Lines, Inc. 2010 Long Term Incentive Program.(Filed as Exhibit 10.15(a) to Delta’s Annual Report on Form 10-5-K for the year ended December 31, 2009).*

10.10(a)	Delta Air Lines, Inc. 2011 Long Term Incentive Program. **

10.10(b)	Model Award Agreement for the Delta Air Lines, Inc. 2011 Long Term Incentive Program. **

10.11	Delta Air Lines, Inc. 2011 Management Incentive Plan. **

10.12(a)	Delta Air Lines, Inc. Merger Award Program (Filed as Exhibit 10.20(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12(b)	Model Award Agreement for Delta Air Lines, Inc. Merger Award Program (Filed as Exhibit 10.20(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13(a)	Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.13(b)	Retention Agreement and Amendment to Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Douglas M. Steenland (Filed as Exhibit 10.13 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.14	Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.15(a)	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.28 to Northwest’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.15(b)	First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.3 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.15(c)	Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.16(a)	2007 Stock Incentive Plan (Filed as Exhibit 99.2 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.16(b)	Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.2 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.16(c)	Amendment No. 2 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.5 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.16(d)	Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 99.5 to Northwest’s Current Report on Form 8-K filed on May 29, 2007).*

10.16(e)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.7 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.16(f)	Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.4 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

10.16(g)	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (Filed as Exhibit 10.6 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.17	Form of Offer of Employment dated October 31, 2008 between Delta Air Lines, Inc. and Michael J. Becker and Richard B. Hirst, respectively (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.18	Separation Agreement and General Release, dated June 4, 2010, by and between Delta Air Lines, Inc. and Michael J. Becker (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2010. **

21.1	Subsidiaries of the Registrant. **

23.1	Consent of Ernst & Young LLP. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002. **

101.INS	XBRL Instance Document©

101.SCH	XBRL Taxonomy Extension Schema Document©

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document©

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document©

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document©

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document©

*	Incorporated by reference

**	Filed as Exhibit to Delta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010

©	Furnished herewith