Form 10-Q
period 2011-03-31
DELTA AIR LINES INC /DE/
filed 2011-05-05
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated file	☐	Smaller reporting company	☐
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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of March 31, 2011:
Common Stock, $0.0001 par value - 845,329,792 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Form 10-K”), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,881	$2,892
Short-term investments	958	718
Restricted cash, cash equivalents and short-term investments	390	409
Accounts receivable, net of an allowance for uncollectible accounts of $32 and $40 at
March 31, 2011 and December 31, 2010, respectively	1,848	1,456
Expendable parts and supplies inventories, net of an allowance for obsolescence of $110 and $104
at March 31, 2011 and December 31, 2010, respectively	349	318
Deferred income taxes, net	281	355
Prepaid expenses and other	1,286	1,159
Total current assets	7,993	7,307
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $4,499 and $4,164
at March 31, 2011 and December 31, 2010, respectively	20,333	20,307
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $547 and $530
at March 31, 2011 and December 31, 2010, respectively	4,731	4,749
Other noncurrent assets	1,030	1,031
Total other assets	15,555	15,574
Total assets	$43,881	$43,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,723	$2,073
Air traffic liability	4,541	3,306
Accounts payable	1,907	1,713
Frequent flyer deferred revenue	1,721	1,690
Accrued salaries and related benefits	996	1,370
Taxes payable	759	579
Other accrued liabilities	613	654
Total current liabilities	12,260	11,385
Noncurrent Liabilities:
Long-term debt and capital leases	13,446	13,179
Pension, postretirement and related benefits	11,487	11,493
Frequent flyer deferred revenue	2,693	2,777
Deferred income taxes, net	1,851	1,924
Other noncurrent liabilities	1,386	1,533
Total noncurrent liabilities	30,863	30,906
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 859,547,693 and 847,716,723
shares issued at March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	13,945	13,926
Accumulated deficit	(9,570)	(9,252)
Accumulated other comprehensive loss	(3,403)	(3,578)
Treasury stock, at cost, 14,217,901 and 12,993,100 shares at March 31, 2011 and
December 31, 2010, respectively	(214)	(199)
Total stockholders' equity	758	897
Total liabilities and stockholders' equity	$43,881	$43,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2011	2010
Operating Revenue:
Passenger:
Mainline	$5,134	$4,486
Regional carriers	1,441	1,320
Total passenger revenue	6,575	5,806
Cargo	250	176
Other	922	866
Total operating revenue	7,747	6,848

Operating Expense:
Aircraft fuel and related taxes	2,166	1,683
Salaries and related costs	1,727	1,672
Contract carrier arrangements	1,300	917
Aircraft maintenance materials and outside repairs	485	374
Contracted services	425	392
Depreciation and amortization	376	385
Passenger commissions and other selling expenses	369	364
Landing fees and other rents	313	313
Passenger service	164	138
Aircraft rent	78	112
Restructuring and other items	7	54
Other	429	376
Total operating expense	7,839	6,780

Operating (Loss) Income	(92)	68

Other (Expense) Income:
Interest expense, net	(221)	(246)
Amortization of debt discount, net	(47)	(60)
Loss on extinguishment of debt	(20)	—
Miscellaneous, net	(9)	(8)
Total other expense, net	(297)	(314)

Loss Before Income Taxes	(389)	(246)

Income Tax Benefit (Provision)	71	(10)

Net Loss	$(318)	$(256)

Basic and Diluted Loss per Share	$(0.38)	$(0.31)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2011	2010
Net cash provided by operating activities	$788	$966

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(274)	(286)
Ground property and equipment, including technology	(66)	(42)
Purchase of short-term investments	(240)	—
Redemption of short-term investments	—	73
Other, net	4	(38)
Net cash used in investing activities	(576)	(293)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(460)	(368)
Proceeds from long-term obligations	245	—
Other, net	(8)	1
Net cash used in financing activities	(223)	(367)

Net (Decrease) Increase in Cash and Cash Equivalents	(11)	306
Cash and cash equivalents at beginning of period	2,892	4,607
Cash and cash equivalents at end of period	$2,881	$4,913

Non-cash transactions:
Flight equipment under capital leases	$66	$120
Debt discount on American Express Agreement	—	110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2011 are not necessarily indicative of operating results for the entire year.

On July 1, 2010, we sold Compass Airlines, Inc. (“Compass”) and Mesaba Aviation, Inc. (“Mesaba”), our wholly-owned subsidiaries, to Trans States Airlines Inc. (“Trans States”) and Pinnacle Airlines Corp. (“Pinnacle”), respectively. The sales of Compass and Mesaba did not have a material impact on our Condensed Consolidated Financial Statements. Upon the closing of these transactions, we entered into new or amended long-term capacity purchase agreements with Compass, Mesaba, and Pinnacle. Prior to these sales, expenses related to Compass and Mesaba as our wholly-owned subsidiaries were reported on our Consolidated Statement of Operations in the applicable expense line items. Subsequent to these sales, expenses related to Compass and Mesaba are reported as contract carrier arrangements expense.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued "Revenue Arrangements with Multiple Deliverables." The standard (1) revises guidance on when individual deliverables may be treated as separate units of accounting, (2) establishes a selling price hierarchy for determining the selling price of a deliverable, (3) eliminates the residual method for revenue recognition and (4) provides guidance on allocating consideration among separate deliverables. This guidance applies only to contracts entered into or materially modified after December 31, 2010. We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on the timing of revenue recognition or its allocation.

We determined that the only revenue arrangements impacted by the adoption of this standard are those associated with our frequent flyer program (the "SkyMiles Program"). The SkyMiles Program includes two types of transactions which are considered revenue arrangements with multiple deliverables. As discussed below, these are (1) passenger ticket sales earning mileage credits and (2) the sale of mileage credits to participating companies with which we have marketing agreements. Mileage credits are a separate unit of accounting as they can be redeemed by customers in future periods for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.

Passenger Ticket Sales Earning Mileage Credits. The SkyMiles Program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program. We applied the new standard to passenger ticket sales earning mileage credits under our SkyMiles Program, as we provide the customers with two deliverables: (1) mileage credits earned and (2) air transportation. The new guidance requires us to value each component of the arrangement on a standalone basis. Our estimate of the standalone selling price of a mileage credit is based on an analysis of sales of mileage credits to other airlines. We use established ticket prices to determine the standalone selling price of air transportation. Under the new guidance, we allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

We continue to defer revenue from the mileage credit component of passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We also continue to record the portion of the passenger ticket sales for air transportation in air traffic liability on the Consolidated Balance Sheets and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits as a part of these marketing agreements have two deliverables: (1) the mileage credits sold and (2) the marketing component. Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. The guidance will not apply to our existing contract with American Express or other contracts to sell mileage credits unless those contracts are materially modified in the future. Therefore, we continue to use the residual method for revenue recognition and value only the mileage credits. Under the residual method, the portion of the revenue from the mileage component is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income as other revenue when the related marketing services are provided. We determine the value of a mileage credit based on an analysis of sales of mileage credits to other airlines.

If we enter into new contracts or materially modify existing contracts in the future to sell mileage credits related to our SkyMiles Program, we will value the standalone selling price of the marketing component and allocate the revenue from the contract based on the relative selling price of the mileage credits and the marketing component. This could impact our deferral rate or cause an adjustment to our deferred revenue balance, in the case of a modification, which could materially impact our future financial results.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2011	Level 1	Level 2	Level 3	Valuation Technique
Cash equivalents	$2,685	$2,685	$—	$—	(a)
Short-term investments	958	958	—	—	(a)
Restricted cash equivalents and short-term investments	429	429	—	—	(a)
Long-term investments	145	—	26	119	(a)(c)
Hedge derivatives, net
Fuel derivatives	229	—	229	—	(a)(c)
Interest rate derivatives	(56)	—	(56)	—	(a)(c)
Foreign currency derivatives	(37)	—	(37)	—	(a)

(in millions)	December 31, 2010	Level 1	Level 2	Level 3	Valuation Technique
Cash equivalents	$2,696	$2,696	$—	$—	(a)
Short-term investments	718	718	—	—	(a)
Restricted cash equivalents and short-term investments	440	440	—	—	(a)
Long-term investments	144	—	25	119	(a)(c)
Hedge derivatives, net
Fuel derivatives	351	—	351	—	(a)(c)
Interest rate derivatives	(74)	—	(74)	—	(a)(c)
Foreign currency derivatives	(96)	—	(96)	—	(a)

Cash Equivalents. Cash equivalents generally consist of money market funds and treasury bills and are recorded in cash and cash equivalents on our Consolidated Balance Sheets at cost, which approximates fair value.

Short-term Investments. Short-term investments on our Consolidated Balance Sheets consist of treasury bills and are recorded at cost, which approximates fair value.

Restricted Cash Equivalents and Short-term Investments. Restricted cash equivalents and short-term investments consist primarily of money market funds and time deposits, which are held to meet certain projected self-insurance obligations. These investments are recorded in restricted cash, cash equivalents and short-term investments and other noncurrent assets on our Consolidated Balance Sheets at cost, which approximates fair value.

Long-term Investments. Our long-term investments are comprised primarily of student loan backed and insured auction rate securities, which are recorded at fair value. At March 31, 2011 and December 31, 2010, the fair value of our auction rate securities was $119 million. The cost of these investments was $143 million. These investments are classified as long-term in other noncurrent assets on our Consolidated Balance Sheets.

Because auction rate securities are not actively traded, fair values were estimated by discounting the cash flows expected to be received over the remaining maturities of the underlying securities. We based the valuations on our assessment of observable yields on instruments bearing comparable risks and considered the creditworthiness of the underlying debt issuer. Changes in market conditions could result in further adjustments to the fair value of these securities.

Hedge Derivatives. Our derivative instruments are comprised of contracts that are privately negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel derivative instruments generally consist of West Texas Intermediate crude oil ("WTI"), Brent crude oil ("Brent"), heating oil and jet fuel swap, call option, collar, and three-way collar contracts. Swap contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount factors used in these valuations ranged from 0.996 to 0.999 based on interest rates applicable to the maturity dates of the respective contracts. Call option, collar and three-way collar contracts are valued under the income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 15% to 36% depending on the maturity dates of the respective contracts.

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

Fair Value of Debt

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about our debt:

(in millions)	March 31, 2011	December 31, 2010
Total debt at par value	$15,265	$15,442
Unamortized discount, net	(875)	(935)
Net carrying amount	$14,390	$14,507
Fair value(1)	$15,200	$15,400

(1)
The aggregate fair value of debt was based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral.

NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into derivative instruments, including fuel, interest rate and foreign currency hedges.

We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at March 31, 2011, we believe our derivative instruments designated as hedges will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

Hedge Position

The following tables reflect the estimated fair value asset (liability) positions of our hedge contracts:

	March 31, 2011
(in millions, unless otherwise stated)	Notional Balance	Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Margin Payable, net
Designated as hedges
Fuel hedge swaps, call options and collars	334 million gallons - WTI	April 2011 - June 2012	$177	$5	$—	$—
Interest rate swaps and call options	$1,105	August 2011 - May 2019	—	—	(31)	(25)
Foreign currency exchange forwards	138.6 billion Japanese yen; 228 million Canadian dollars	April 2011 - January 2014	4	9	(40)	(10)
Total designated			181	14	(71)	(35)
Not designated as hedges
Fuel hedge swaps and three-way collars	924 million gallons - Brent and heating oil	April 2011 - June 2012	173	9	(84)	(8)
Total derivative instruments			$354	$23	$(155)	$(43)	$(72)

	December 31, 2010
(in millions, unless otherwise stated)	Notional Balance	Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Margin Payable, net
Designated as hedges
Fuel hedge swaps, collars and call options	1.5 billion gallons - WTI	January 2011 - February 2012	$328	$24	$—	$—
Interest rate swaps and call options	$1,143	August 2011 - May 2019	—	—	(35)	(39)
Foreign currency exchange forwards	141.1 billion Japanese yen; 233 million Canadian dollars	January 2011 - November 2013	—	—	(60)	(36)
Total designated			328	24	(95)	(75)
Not designated as hedges
Fuel hedge swaps	192 million gallons - WTl and crude oil products	January 2011 - December 2011	27	14	(19)	(8)
Total derivative instruments			$355	$38	$(114)	$(83)	$(119)

As of March 31, 2011, our open fuel hedge position is as follows:

(in millions, unless otherwise stated)	Percentage of Projected Fuel Consumption Hedged	Fair Value at March 31, 2011
Nine months ending December 31, 2011	37%	$179
Year ending December 31, 2012	4	50
Total		$229

Designated Gains (Losses)

Gains (losses) recorded on our Condensed Consolidated Financial Statements related to our hedge contracts are as follows:

	Effective Portion Recognized in Other Comprehensive Income (Loss)		Effective Portion Reclassified from Accumulated Other Comprehensive Loss to Earnings		Ineffective Portion Recognized in Other (Expense) Income
	Three Months Ended March 31,
(in millions)	2011	2010	2011	2010	2011	2010
Fuel hedge swaps, call options and collars(1)	$88	$59	$60	$(12)	$(10)	$9
Interest rate swaps and call options(2)	18	(11)	—	—	—	—
Foreign currency exchange forwards(3)	59	2	(11)	(5)	—	—
Total designated	$165	$50	$49	$(17)	$(10)	$9

(1)	Gains (losses) on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Gains (losses) on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains (losses) on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger revenue.

As of March 31, 2011, we recorded in accumulated other comprehensive loss on our Consolidated Balance Sheet $228 million of net gains on our hedge contracts scheduled to settle in the next 12 months.

Undesignated Gains (Losses)

During the March 2011 quarter, the price correlation between WTI and jet fuel fell due to market forces. Although our existing WTI hedges continue to remain effective for accounting purposes and thus qualify for hedge accounting, we repositioned our fuel hedge portfolio by terminating the majority of our then-existing WTI positions and entering into new contracts with heating oil and Brent as the underlying commodities. We believe that this repositioning to heating oil and Brent, the primary crude oil index outside North America, will be more effective in offsetting the volatility in jet fuel prices.

In repositioning our hedge portfolio, we used common derivative structures referred to as three-way cashless collars. These collars provide protection against rising fuel prices to a preset ceiling, above which we are exposed to market prices, while providing the ability to participate in the market when fuel prices decrease, as long as they remain above a preset floor. These three-way collars do not qualify for designation as hedges for accounting purposes. Accordingly, we will record market adjustments for the changes in their fair value to earnings.

For the three months ended March 31, 2011, we recorded a gain of $47 million to aircraft fuel and related taxes on the Consolidated Statement of Operations, which includes a $29 million gain related to contracts that will settle in future periods.

As of March 31, 2011, we have fuel hedge contracts in place to hedge 37% of projected fuel consumption for the nine months ending December 31, 2011; 29% of projected fuel consumption is hedged using three-way collars.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We also monitor the market position of these programs and our relative market position with each counterparty.

Due to the estimated fair value position of our hedge contracts as of March 31, 2011, we received $72 million in net fuel hedge margin from counterparties. Margin funding requirements are driven by changes in the underlying price of the commodity. If the price of crude oil increases significantly, our counterparties may be required to post additional margin to us. Conversely, if the price of crude oil decreases significantly, we may be required to post additional margin to counterparties.

NOTE 4. DEBT

Pacific Routes Term Loan Facility due 2016

During the March 2011 quarter, we amended our $250 million first lien term loan facility, which is secured by our Pacific route authorities and certain related assets (the “Pacific Routes Term Loan Facility”), to, among other things, (1) reduce the interest rate, (2) extend the maturity date from September 2013 to March 2016 and (3) modify certain negative covenants and default provisions to be substantially similar to those described under “Senior Secured Credit Facilities due 2016 and 2017” in Note 11. The Pacific Routes Term Loan Facility bears interest at a variable rate equal to LIBOR, which shall not be less than 1.25%, or another index rate, in each case plus a specified margin. As of March 31, 2011, the Pacific Routes Term Loan Facility had an interest rate of 4.25% per annum.

Certificates

In February 2011, we completed a $100 million offering of Pass Through Certificates, Series 2010-1B (the “2010-1B EETC”), and a $135 million offering of Pass Through Certificates, Series 2010-2B (the “2010-2B EETC”) through pass through trusts. We received $192 million in net proceeds. The remaining $43 million in proceeds from the 2010-2B EETC offering is being held in escrow until we refinance 10 aircraft currently securing our 2001-1 EETC that matures in September 2011. Accordingly, we reclassified $43 million of principal related to these financings from current maturities to long-term debt. The 2010-1B EETC, which is secured by 24 aircraft, bears interest at a fixed rate of 6.375% per year and has a final maturity in January 2016. The 2010-2B EETC, which is or will be secured by 28 aircraft, bears interest at a fixed rate of 6.75% per year and has a final maturity in November 2015.

During the March 2011 quarter, we used $51 million in proceeds, which was previously held in escrow under our 2010-2A EETC, to refinance six aircraft. At March 31, 2011, $196 million was held in escrow under the 2010-2A and 2010-2B EETCs, which was not recorded on the Consolidated Balance Sheet. We have no right to these funds until the equipment notes securing the certificates are issued. We assessed whether the pass through trusts formed for these certificates are variable interest entities required to be consolidated. We do not have a variable interest in and have not consolidated the related trusts because (1) our only obligation with respect to the trusts is to make interest and principal payments on the equipment notes held by the trusts and (2) we have no current rights to the escrowed funds.

Future Maturities

The following table summarizes scheduled maturities of our debt, including current maturities, at March 31, 2011:

Years Ending December 31,	Total Secured and	Amortization of
(in millions)	Unsecured Debt	Debt Discount, net
Nine months ending December 31, 2011	$1,340	$(149)
2012	1,865	(200)
2013	1,568	(163)
2014	2,345	(108)
2015	1,425	(72)
Thereafter	6,722	(183)
Total	$15,265	$(875)	$14,390

Covenants

We were in compliance with all covenants in our financing agreements at March 31, 2011.

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

The following table summarizes our aircraft purchase commitments at March 31, 2011:

Years Ending December 31,
(in millions)	Total
Nine months ending December 31, 2011	$40
2012	70
2020 to 2022	2,500
Total	$2,610

Our aircraft purchase commitments at March 31, 2011 relate to 18 B-787-8 aircraft and 17 previously owned MD-90 aircraft. Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

Contract Carrier Agreements

During the March 2011 quarter, we had contract carrier agreements with nine contract carriers, including our wholly-owned subsidiary, Comair. For additional information about our contract carrier agreements, see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Contingencies Related to Termination of Contract Carrier Agreements

We may terminate without cause the Chautauqua agreement at any time and the Shuttle America agreement at any time after January 2016 by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any aircraft the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions. Because these contingencies depend on our termination of the agreements without cause prior to their expiration dates, no obligation exists unless such termination occurs.

We estimate that the total fair values, determined as of March 31, 2011, of the aircraft Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the "Put Right") are approximately $160 million and $370 million, respectively. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If the Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. There was no Reserve or amounts withheld as of March 31, 2011 or December 31, 2010.

Other Contingencies

General Indemnifications

We are the lessee under many commercial real estate leases. It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor's related parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at, or in connection with, the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by either their sole or gross negligence or their willful misconduct.

Our aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain of those parties' related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment.

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

Employees Under Collective Bargaining Agreements

At March 31, 2011, we had approximately 81,500 full-time equivalent employees. Approximately 16% of these employees were represented by unions.

In connection with efforts to resolve union representation for employee groups where representation has not been resolved following our merger with Northwest Airlines Corporation ("Northwest"), the National Mediation Board (“NMB”) held elections during 2010 for certain employee groups, including flight attendants and fleet service, stores, and passenger service employees. In each case, the employee groups rejected representation by the unions and the unions filed claims with the NMB alleging that we interfered with the elections. While we are vigorously challenging the interference claims, we cannot predict when or how these matters will be resolved for each workgroup.

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

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
	Three Months Ended March 31,
(in millions)	2011	2010	2011	2010
Service cost	$—	$—	$13	$15
Interest cost	242	246	45	49
Expected return on plan assets	(181)	(169)	(23)	(23)
Amortization of prior service benefit	—	—	—	(1)
Recognized net actuarial loss (gain)	14	12	(3)	(1)
Settlements	—	2	—	—
Net periodic cost	$75	$91	$32	$39

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Instruments	Valuation Allowance	Total
Balance at December 31, 2010	$(2,053)	$(312)	$(1,213)	$(3,578)
Changes in fair value	—	214	—	214
Reclassification into earnings	10	(49)	—	(39)
Tax effect	(4)	(61)	65	—
Balance at March 31, 2011	$(2,047)	$(208)	$(1,148)	$(3,403)

Total other comprehensive loss for the three months ended March 31, 2011 and 2010 was $143 million and $195 million, respectively.

NOTE 8. RESTRUCTURING AND OTHER ITEMS

The following table shows charges recorded in restructuring and other items on the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2011	2010
Charges for DC9-50 aircraft retirement	$7	$—
Merger-related items	—	46
Severance and related costs	—	8
Total restructuring and other items	$7	$54

Merger-Related. Merger-related items are costs associated with Northwest and the integration of Northwest operations into Delta.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Facilities and Other	Total
Balance as of December 31, 2010	$20	$85	$105
Payments	(7)	(5)	(12)
Other	—	(8)	(8)
Balance as of March 31, 2011	$13	$72	$85

NOTE 9. INCOME TAXES

We recorded an income tax benefit of $71 million for the March 2011 quarter, primarily related to the recognition of alternative minimum tax refunds received for 2008 and 2009.

NOTE 10. LOSS PER SHARE

We calculate basic loss per share by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share.

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in millions, except per share data)	2011		2010
Net loss	$(318)		$(256)
Weighted average shares outstanding	837	(1)	832	(2)
Basic and diluted loss per share	$(0.38)		$(0.31)

(1)	Excludes 32 million common stock equivalents because their effect was anti-dilutive.

(2)	Excludes 35 million common stock equivalents because their effect was anti-dilutive.

During the March 2011 quarter, we issued nine million shares of common stock to settle the remaining bankruptcy claims under Delta's Plan of Reorganization. As of March 31, 2011, one million shares of Delta common stock were reserved for issuance to holders of allowed general, unsecured claims under Northwest's Plan of Reorganization.

NOTE 11. SUBSEQUENT EVENTS

Senior Secured Credit Facilities due 2016 and 2017

In April 2011, we entered into senior secured first-lien credit facilities (the “Senior Secured Credit Facilities”) to borrow up to $2.6 billion. The Senior Secured Credit Facilities consist of a $1.2 billion first-lien revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”), and a $1.4 billion first-lien term loan facility (the “Term Loan Facility”). The Revolving Credit Facility is currently undrawn.

In connection with entering into the Senior Secured Credit Facilities, we retired the outstanding loans under our $2.5 billion senior secured exit financing facilities (due April 2012 and April 2014), and terminated those facilities as well as an existing $100 million revolving credit facility.

Borrowings under the Term Loan Facility must be repaid annually in an amount equal to 1% of the original principal amount of the respective loans (to be paid in equal quarterly installments). All remaining borrowings under the Term Loan Facility are due in April 2017. Borrowings under the Revolving Credit Facility are due in April 2016. The Senior Secured Credit Facilities bear interest at a variable rate equal to LIBOR, which shall not be less than 1.25%, or another index rate, in each case plus a specified margin.

Our obligations under the Senior Secured Credit Facilities are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The Senior Secured Credit Facilities and the related guarantees are secured by liens on certain of our and the Guarantors' otherwise unencumbered assets, including accounts receivable, inventory, flight equipment, ground property and equipment, non-Pacific international routes and domestic slots (the “Collateral”).

The Senior Secured Credit Facilities include affirmative, negative and financial covenants that restrict our ability to, among other things, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material adverse impact on our operations and require us to maintain:

•
a minimum fixed charge coverage ratio (defined as the ratio of (1) earnings before interest, taxes, depreciation, amortization and aircraft rent, and subject to other adjustments to net income to (2) the sum of gross cash interest expense (including the interest portion of our capitalized lease obligations) and cash aircraft rent expense, for successive trailing 12-month periods ending at each quarter-end date through the last maturity date of the Senior Secured Credit Facilities), which minimum ratio is 1.20:1;

•
not less than $1.0 billion of unrestricted cash, cash equivalents and permitted investments and maintain $2.0 billion of unrestricted cash, cash equivalents and permitted investments plus unused commitments available under the Revolving Credit Facility and any other revolving credit facilities;

•
a minimum total collateral coverage ratio (defined as the ratio of (1) certain of the Collateral that meets specified eligibility standards to (2) the sum of the aggregate outstanding obligations under the Senior Secured Credit Facilities and the aggregate amount of certain hedging obligations then outstanding (the "Total Obligations")) of 1.67:1 at all times; and

•
a minimum non-route collateral coverage ratio (defined as the ratio of (1) certain of the Collateral that meets specified eligibility standards other than non-Pacific international routes to (2) the Total Obligations) of 0.75:1 at all times.

If either of the collateral coverage ratios is not maintained, we must either provide additional collateral to secure our obligations, or we must repay the loans under the Senior Secured Credit Facilities by an amount necessary to maintain compliance with the collateral coverage ratios.

The Senior Secured Credit Facilities contain events of default customary for similar financings, including cross-defaults to other material indebtedness and certain change of control events. The Senior Secured Credit Facilities also include events of default specific to our business, including the suspension of all or substantially all of our flights and operations for more than five consecutive days (other than as a result of a Federal Aviation Administration suspension due to extraordinary events similarly affecting other major U.S. air carriers). Upon the occurrence of an event of default, the outstanding obligations under the Senior Secured Credit Facilities may be accelerated and become due and payable immediately.

Certificates

In April 2011, we completed a $293 million offering of Pass Through Certificates, Series 2011-1A (the “2011-1A EETC”), through a pass through trust. The proceeds are being held in escrow until we refinance 26 aircraft currently securing our 2001-1 EETC, which matures in September 2011. The 2011-1A EETC bears interest at a fixed rate of 5.3% per year and has a final maturity in April 2019. At March 31, 2011, we reclassified $293 million principal amount of the 2001-1 EETC from current maturities to long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2011 Quarter Financial Highlights

We reported a net loss of $318 million for the March 2011 quarter, compared to a net loss of $256 million for the March 2010 quarter. These results reflect approximately $600 million of increased fuel expense due to higher prices, partially offset by fare increases. During the March 2011 quarter, our Atlantic results were negatively impacted because we were not able to raise ticket prices sufficiently to cover higher fuel prices, due to over-capacity in that market.

In addition, our results reflect the impact of the severe winter storms during the period and the events in Japan, which negatively impacted passenger revenue by approximately $90 million and $35 million, respectively. Consolidated operating cost per available seat mile ("CASM"), excluding fuel and special items (a non-GAAP financial measure as defined in "Supplemental Information" below), for the March 2011 quarter was 8.96 cents, reflecting a 2.8% increase on higher capacity compared to the March 2010 quarter. Our CASM for the March 2011 quarter increased to 13.94 cents compared to 12.72 cents in the March 2010 quarter primarily reflecting higher fuel costs. At March 31, 2011, we had $5.5 billion in unrestricted liquidity, consisting of cash and cash equivalents, short-term investments and availability under credit facilities.

Recent Developments

Response to Recent Events

Fuel Prices. Increases in jet fuel prices adversely affected the March 2011 quarter results and our outlook for the year ending December 31, 2011, causing us to adjust our plans for the remainder of 2011. We are taking the following actions to mitigate the impact of higher fuel prices on our financial results:

•	Actively adjusting ticket prices as a means of passing fuel costs through to customers;

•
Reducing capacity for the second half of 2011 from previously planned levels, particularly in markets where revenue improvements have not kept pace with rising fuel costs. Reductions are planned in the underperforming Atlantic market and at our Memphis hub;

•	Retiring older and less efficient aircraft types, including DC9, 50 seat regional jet and regional turboprop aircraft over the next 18 months;

•	Decreasing planned capital expenditures by $300 million to $1.2 billion for 2011; and

•	Repositioning our fuel hedge portfolio as described below.

We repositioned our fuel hedge portfolio by terminating the majority of our West Texas Intermediate crude oil (“WTI”) positions and entering into new heating oil and Brent crude oil ("Brent") positions using three-way cashless collars. We believe heating oil and Brent crude oil will be more effective at offsetting the volatility in jet fuel prices. These collars provide protection against rising fuel prices to a preset ceiling, above which we are exposed to market prices, while providing the ability to participate in the market when fuel prices decrease as long as they remain above a preset floor.

At March 31, 2011, our fuel hedge portfolio had a fair value asset position of $272 million, including $47 million related to three-way collars. Our fuel price for the March 2011 quarter was $2.86 per gallon, compared to $2.23 per gallon for the March 2010 quarter. Our fuel price excluding mark-to-market adjustments to fuel hedges settling in future periods (a non-GAAP financial measure as defined in “Supplemental Information” below) was $2.89 for the March 2011 quarter.

Events in Japan. Our Tokyo hub is an integral part of our overall network. The earthquake and tsunami in Japan in early March are expected to have a negative impact on our financial results during the near term. In response to this situation, we have announced capacity reductions in Japan, and temporarily suspended our service at Tokyo's Haneda airport, with flights expected to resume in June 2011. In addition, we are reducing capacity between Tokyo's Narita airport and leisure markets. Furthermore, because of capacity reductions at our Tokyo hub, we may selectively use larger aircraft to serve other markets in Asia from points outside Japan that we normally serve through Tokyo.

Credit Facility Refinancing

We recently entered into senior secured first-lien credit facilities to borrow up to $2.6 billion. We also retired outstanding loans under the $2.5 billion senior secured exit financing facilities and terminated those facilities, as well as an existing $100 million revolving credit facility. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements.

Results of Operations - March 2011 and 2010 Quarters

Operating Revenue

	Three Months Ended March 31,
(in millions)	2011	2010	Increase	% Increase
Passenger:
Mainline	$5,134	$4,486	$648	14%
Regional carriers	1,441	1,320	121	9%
Total passenger revenue	6,575	5,806	769	13%
Cargo	250	176	74	42%
Other	922	866	56	6%
Total operating revenue	$7,747	$6,848	$899	13%

		Increase (Decrease) vs. Three Months Ended March 31, 2010
(in millions)	Three Months Ended March 31, 2011	Passenger Revenue	RPMs(1) (Traffic)	ASMs (2) (Capacity)	Passenger Mile Yield	PRASM (3)	Load Factor
Domestic	$2,901	11%	1%	2%	10%	9%	(1.3)	pts
Atlantic	998	15%	6%	16%	8%	(1)%	(6.4)	pts
Pacific	754	32%	11%	19%	19%	11%	(5.8)	pts
Latin America	481	10%	(8)%	(6)%	19%	16%	(2.0)	pts
Total Mainline	5,134	14%	2%	7%	12%	7%	(3.2)	pts
Regional carriers	1,441	9%	(5)%	(1)%	15%	11%	(2.6)	pts
Total passenger revenue	$6,575	13%	1%	5%	12%	7%	(3.1)	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Mainline Passenger Revenue. Mainline passenger revenue increased primarily due to yield improvements from strong demand for air travel and fare increases implemented in response to higher fuel prices.

•
Domestic Passenger Revenue. Domestic passenger revenue increased 11% due to a 9% increase in PRASM on a 2% increase in capacity. Domestic passenger revenue growth in the March 2011 quarter reflects increased business and leisure travel and a higher passenger mile yield driven by fare increases. The gain in yield more than offset the load factor decline that resulted from an increase in capacity.

•
International Passenger Revenue. International passenger revenue increased 19% due to a 6% increase in PRASM on a 12% increase in capacity. The passenger mile yield increased 14%, reflecting an increase in business and leisure travel and an increase in fares, including fuel surcharges. Atlantic revenue increased while PRASM decreased as we and the industry faced overcapacity, which prevented us from increasing ticket prices sufficiently to cover higher fuel prices. Accordingly, we intend to reduce capacity in the Atlantic market during the second half of the year from previously planned levels. The Pacific market experienced an increase in passenger mile yield driven by a stronger revenue environment prior to the events in Japan. The Latin America market benefited from a stronger revenue environment in the March 2011 quarter for both business and leisure travel with higher passenger mile yield driven by fare increases.

Regional carriers. Passenger revenue from regional carriers increased 9% due to a 11% increase in PRASM on a 1% decline in capacity. The passenger mile yield increased 15%, reflecting several fare increases we implemented in response to increased fuel prices.

Cargo. Cargo revenue increased 42% due to a 20% increase in yield and an 18% increase in volume.

Operating Expense

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2011	2010	(Decrease)	(Decrease)
Aircraft fuel and related taxes	$2,166	$1,683	$483	29%
Salaries and related costs	1,727	1,672	55	3%
Contract carrier arrangements	1,300	917	383	42%
Aircraft maintenance materials and outside repairs	485	374	111	30%
Contracted services	425	392	33	8%
Depreciation and amortization	376	385	(9)	(2)%
Passenger commissions and other selling expenses	369	364	5	1%
Landing fees and other rents	313	313	—	—%
Passenger service	164	138	26	19%
Aircraft rent	78	112	(34)	(30)%
Restructuring and other items	7	54	(47)	(87)%
Other	429	376	53	14%
Total operating expense	$7,839	$6,780	$1,059	16%

On July 1, 2010, we sold Compass and Mesaba to Trans States and Pinnacle, respectively. Upon the closing of these transactions, we entered into new or amended long-term capacity purchase agreements with Compass, Mesaba, and Pinnacle. Prior to these sales, expenses related to Compass and Mesaba as our wholly-owned subsidiaries were reported in the applicable expense line items. Subsequent to these sales, expenses related to Compass and Mesaba are reported as contract carrier arrangements expense.

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased due to higher average unhedged fuel prices, which increased fuel costs $580 million, and capacity-related consumption increases of $103 million. This increase was partially offset by the change in reporting described above due to the transactions involving Compass and Mesaba and fuel hedge gains. Including fuel hedge activity, fuel prices increased 27% from the March 2010 quarter.

Salaries and related costs. The increase in salaries and related costs is due to pay increases for employees and a 4% increase in staffing, partially offset by the change in reporting described above due to the transactions involving Compass and Mesaba.

Contract carrier arrangements. Contract carrier arrangements expense increased as a result of the change in reporting described above due to the transactions involving Compass and Mesaba and higher average fuel prices, which increased expense by $120 million.

Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs increased primarily due to increased volume of outside airframe and engine repairs for our aircraft and higher maintenance rates.

Aircraft rent. Aircraft rent decreased due to the change in reporting described above due to the transactions involving Compass and Mesaba and the renegotiation of certain existing leases.

Restructuring and other items. Restructuring and other items decreased primarily due to the completion of the majority of our merger integration in 2010.

Other (Expense) Income

Other expense, net for the March 2011 quarter was $297 million compared to $314 million for the March 2010 quarter. This change is attributable to the following:

Favorable (Unfavorable) vs.
Three Months Ended
(in millions)	March 31, 2010
Interest expense, net	$25
Foreign currency exchange rates	16
Amortization of debt discount, net	13
Loss on extinguishment of debt	(20)
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	(19)
Other	2
Total other expense, net	$17

Income Taxes

We recorded an income tax benefit of $71 million for the March 2011 quarter, primarily related to the recognition of alternative minimum tax refunds received for 2008 and 2009. We did not record an income tax benefit for U.S. federal income tax purposes as a result of our loss in the March 2011 and 2010 quarters since our deferred tax assets are fully reserved by a valuation allowance.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended March 31,
	2011		2010
Consolidated(1):
RPMs (millions)	42,929		42,367
ASMs (millions)	56,219		53,301
Passenger mile yield	15.32	¢	13.70	¢
PRASM	11.69	¢	10.89	¢
CASM	13.94	¢	12.72	¢
Passenger load factor	76.4%		79.5%
Fuel gallons consumed (millions)	919		871
Average price per fuel gallon, net of hedging activity	$2.86		$2.23
Full-time equivalent employees, end of period	81,563		81,096
Mainline:
RPMs (millions)	37,378		36,531
ASMs (millions)	48,639		45,610
CASM	12.76	¢	11.62	¢
Fuel gallons consumed (millions)	744		697
Average price per fuel gallon, net of hedging activity	$2.81		$2.22

(1)	Includes the operations of our contract carriers under capacity purchase agreements, except full-time equivalent employees which excludes employees of contract carriers that we do not own.

Fleet Information

Our active aircraft fleet, commitments, options and rolling options at March 31, 2011 are summarized in the following table:

	Current Fleet(1)(2)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Commitments(3)	Options(4)	Rolling Options(4)
B-737-700	10	—	—	10	2.2	—	—	—
B-737-800	73	—	—	73	10.2	—	60	70
B-747-400	4	9	3	16	17.4	—	—	—
B-757-200	93	41	34	168	18.1	—	—	—
B-757-300	16	—	—	16	8.1	—	—	—
B-767-300	9	—	5	14	19.7	—	—	—
B-767-300ER	50	4	4	58	15.0	—	5	—
B-767-400ER	21	—	—	21	10.1	—	9	—
B-777-200ER	8	—	—	8	11.2	—	—	—
B-777-200LR	10	—	—	10	2.0	—	13	—
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	9.2	—	—	—
A320-200	41	—	28	69	16.1	—	—	—
A330-200	11	—	—	11	6.0	—	—	—
A330-300	21	—	—	21	5.6	—	—	—
MD-88	66	49	2	117	20.7	—	—	—
MD-90	19	—	—	19	15.1	17	7	—
DC9-50	34	—	—	34	33.0	—	—	—
CRJ-100	18	13	18	49	13.0	—	—	—
CRJ-200	—	—	6	6	11.9	—	—	—
CRJ-700	15	—	—	15	7.4	—	—	—
CRJ-900	13	—	—	13	3.3	—	—	—
Embraer 175	—	—	—	—	—	—	36	—
Total Aircraft	587	116	102	805	15.1	35	130	70

(1)	Excludes all grounded aircraft, including five DC-9, six SAAB 340B+ and 10 CRJ-100/200 aircraft that were grounded during the March 2011 quarter.

(2)
Excludes 175 CRJ-200, 51 CRJ-900, 36 Embraer 175, 20 SAAB 340+ and 12 CRJ-700 aircraft, which are operated by our third party contract carriers on our behalf and included in the third party contract carriers table below.

(3)	Excludes our orders for five A319-100 and two A320-200 aircraft because we have the right to cancel these orders.

(4)	Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

During the March 2011 quarter we:

•	Purchased four previously owned MD-90 aircraft; and

•	Took delivery of two MD-90 and one B-757-200 leased aircraft.

These aircraft are not included in the table above because they were not yet in service as of March 31, 2011.

The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at March 31, 2011:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 175	SAAB 340+	Total
Atlantic Southeast Airlines, Inc.	98	44	10	—	—	—	152
Pinnacle	126	—	16	—	—	—	142
SkyWest Airlines, Inc.	52	15	21	—	—	—	88
Chautauqua Airlines, Inc.	—	—	—	24	—	—	24
Compass	—	—	—	—	36	—	36
Mesaba	19	—	41	—	—	20	80
Shuttle America Corporation	—	—	—	—	16	—	16
Total	295	59	88	24	52	20	538

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2011, we had $5.5 billion in unrestricted liquidity, including $1.6 billion in availability under credit facilities. At March 31, 2011, total debt and capital leases, including current maturities, was $15.2 billion, an $83 million reduction from December 31, 2010. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that substantially all of our assets are subject to liens.

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

Throughout 2010 and in the March 2011 quarter, we acquired previously owned MD-90 aircraft at significantly lower ownership and total cost relative to comparable new aircraft. Over the next two to three years, we expect to bring into service 30 to 40 previously owned MD-90 aircraft to offset a portion of our planned reduction of 140 less efficient aircraft, including DC9, 50 seat regional jet and regional turboprop aircraft. We are also evaluating the future replacement needs for our domestic mainline fleet. If determined necessary, we will seek to acquire previously owned aircraft or place an aircraft order to replace less efficient aircraft. If an aircraft order is placed, we would not expect deliveries to begin prior to 2013. We have no immediate fleet renewal needs for international aircraft.

JFK Redevelopment. John F. Kennedy International Airport (“JFK”) is one of the world's busiest airports in one of the most competitive airline markets. We currently operate primarily at Terminal 2 for domestic flights and Terminal 3, which was constructed in 1960, for international flights under leases with the Port Authority of New York and New Jersey (“Port Authority”). We also conduct some flights from Terminal 4, which is operated by JFK International Air Terminal, LLC, a private party, under its lease with the Port Authority.

During the December 2010 quarter, we began a redevelopment project that we believe will create a state-of-the-art facility for us at JFK. We estimate this project will cost approximately $1.2 billion and will be completed in stages over five years. This project includes the (1) enhancement and expansion of Terminal 4, including the construction of nine new gates; (2) construction of a passenger connector between Terminal 2 and Terminal 4; (3) demolition of the outdated Terminal 3 facilities; and (4) development of the Terminal 3 site for aircraft parking positions. Upon completion of the Terminal 4 expansion, expected to occur in 2013, we will relocate our operations from Terminal 3 to Terminal 4; proceed with demolition activities in Terminal 3; and thereafter conduct coordinated flight operations from Terminals 2 and 4. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Liquidity and Financing Events

Liquidity and financing events since December 31, 2010 included the following (see also Note 4 to the Condensed Consolidated Financial Statements for additional information):

•
2010-1B EETC. We completed a $100 million offering of Pass Through Certificates, Series 2010-1B (the “2010-1B EETC”), through a pass through trust. The 2010-1B EETC, which is secured by 24 aircraft, bears interest at a fixed rate of 6.375% per year and has a final maturity in January 2016.

•
2010-2B EETC. We completed a $135 million offering of Pass Through Certificates, Series 2010-2B (the “2010-2B EETC”), through a pass through trust. We received $92 million in net proceeds. The remaining $43 million is being held in escrow until we refinance 10 aircraft currently securing our 2001-1 EETC that matures in September 2011. Accordingly, we reclassified $43 million of principal related to these financings from current maturities to long-term debt. The 2010-2B EETC, which is or will be secured by 28 aircraft, bears interest at a fixed rate of 6.75% per year and has a final maturity in November 2015.

•
Pacific Routes Term Loan Facility. We amended our $250 million first-lien term loan facility (the "Pacific Routes Term Loan Facility") to, among other things, reduce the interest rate and extend the maturity date from September 2013 to March 2016. At March 31, 2011, the Pacific Routes Term Loan Facility had an interest rate of 4.25% per annum.

•
2011-1A EETC. In April 2011, we completed a $293 million offering of Pass Through Certificates, Series 2011-1A (the “2011-1A EETC”), through a pass through trust. The proceeds are being held in escrow until we refinance 26 aircraft currently securing our 2001-1 EETC, which matures in September 2011. The 2011-1A EETC bears interest at a fixed rate of 5.3% per year and has a final maturity in April 2019.

•
Senior Secured Credit Facilities. In April 2011, we entered into senior secured first-lien credit facilities (the "Senior Secured Credit Facilities") to borrow up to $2.6 billion. In connection with entering into the Senior Secured Credit Facilities, outstanding loans under our $2.5 billion senior secured exit financing facilities were retired, those facilities were terminated and an existing $100 million revolving credit facility was also terminated. The Senior Secured Credit Facilities bear interest at a variable rate equal to LIBOR, which shall not be less than 1.25%, or another index rate, in each case plus a specified margin and have final maturities in April 2016 and 2017.

Sources and Uses of Cash

Cash flows from operating activities

Cash provided by operating activities totaled $788 million for the March 2011 quarter, primarily reflecting (1) an $854 million increase in advance ticket sales for summer travel and (2) $445 million in net income after adjusting for items such as depreciation and amortization offset by $313 million in profit sharing payments and other payments primarily related to increased fuel costs, prepaid commissions on advanced ticket sales and maintenance costs.

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

Cash flows from investing activities

Cash used in investing activities totaled $576 million for the March 2011 quarter, primarily reflecting investments of (1) $274 million for flight equipment, (2) $240 million purchases of short-term investments and (3) $66 million for ground property and equipment. Included in flight equipment acquisitions are four previously owned MD-90 aircraft.

Cash used in investing activities totaled $293 million for the March 2010 quarter, primarily reflecting investments of $286 million for flight equipment and $42 million for ground property and equipment, partially offset by a $73 million redemption of investments. Included in flight equipment acquisitions are two B-777-200LR and two MD-90 aircraft.

Cash flows from financing activities

Cash used in financing activities totaled $223 million for the March 2011 quarter, reflecting the repayment of $460 million in long-term debt and capital lease obligations. Cash used in financing activities is partially offset by $245 million in proceeds from aircraft financing.

Cash used in financing activities totaled $367 million for the March 2010 quarter reflecting the repayment of $368 million in long-term debt and capital lease obligations.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board issued "Revenue Arrangements with Multiple Deliverables." The standard (1) revises guidance on when individual deliverables may be treated as separate units of accounting, (2) establishes a selling price hierarchy for determining the selling price of a deliverable, (3) eliminates the residual method for revenue recognition and (4) provides guidance on allocating consideration among separate deliverables. This guidance applies only to contracts entered into or materially modified after December 31, 2010. We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on the timing of revenue recognition or its allocation.

We determined that the only revenue arrangements impacted by the adoption of this standard are those associated with our frequent flyer program (the "SkyMiles Program"). The SkyMiles Program includes two types of transactions which are considered revenue arrangements with multiple deliverables. As discussed below, these are (1) passenger ticket sales earning mileage credits and (2) the sale of mileage credits to participating companies with which we have marketing agreements. Mileage credits are a separate unit of accounting as they can be redeemed by customers in future periods for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.

Passenger Ticket Sales Earning Mileage Credits. The SkyMiles Program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program. We applied the new standard to passenger ticket sales earning mileage credits under our SkyMiles Program, as we provide the customers with two deliverables: (1) mileage credits earned and (2) air transportation. The new guidance requires us to value each component of the arrangement on a standalone basis. Our estimate of the standalone selling price of a mileage credit is based on an analysis of sales of mileage credits to other airlines. We use established ticket prices to determine the standalone selling price of air transportation. Under the new guidance, we allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

We continue to defer revenue from the mileage credit component of passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We also continue to record the portion of the passenger ticket sales for air transportation in air traffic liability on the Consolidated Balance Sheets and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits as a part of these marketing agreements have two deliverables: (1) the mileage credits sold and (2) the marketing component. Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. The guidance will not apply to our existing contract with American Express or other contracts to sell mileage credits unless those contracts are materially modified in the future. Therefore, we continue to use the residual method for revenue recognition and value only the mileage credits. Under the residual method, the portion of the revenue from the mileage component is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income as other revenue when the related marketing services are provided. We determine the value of a mileage credit based on an analysis of sales of mileage credits to other airlines.

If we enter into new contracts or materially modify existing contracts in the future to sell mileage credits related to our SkyMiles Program, we will value the standalone selling price of the marketing component and allocate the revenue from the contract based on the relative selling price of the mileage credits and the marketing component. This could impact our deferral rate or cause an adjustment to our deferred revenue balance, in the case of a modification, which could materially impact our future financial results.

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

•
Ancillary businesses. Ancillary businesses are not related to the generation of a seat mile. These businesses include aircraft maintenance and staffing services we provide to third parties and our vacation wholesale operations.

•	Restructuring and other items. Management believes the exclusion of this item is helpful to investors to evaluate our recurring operational performance.

•	Mark-to-market ("MTM") adjustments. Management believes the exclusion of this item is helpful to evaluate our financial results related to operations in the period shown.

	Three Months Ended March 31,
	2011		2010
CASM	13.94	¢	12.72	¢
Items excluded:
Aircraft fuel and related taxes	(4.72)		(3.64)
Ancillary businesses	(0.30)		(0.26)
Restructuring and other items	(0.01)		(0.10)
MTM adjustments for fuel hedges settling in future periods	0.05		—
CASM excluding fuel and special items	8.96	¢	8.72	¢

The following table reconciles consolidated operating expense to mainline operating expense, which is used to calculate mainline CASM.

	Three Months Ended March 31,
(in millions)	2011	2010
Consolidated operating expense	$7,839	$6,780
Less regional carriers operating expense	(1,634)	(1,482)
Mainline operating expense	$6,205	$5,298

The following table reconciles average price per fuel gallon to average price per fuel gallon, excluding MTM adjustments for fuel hedges settling in future periods.

Three Months Ended March 31, 2011
Average price per fuel gallon including fuel expense incurred under contract carrier arrangements	$2.86
MTM adjustments for fuel hedges settling in future periods	0.03
Average price per fuel gallon excluding MTM adjustments for fuel hedges settling in future periods	$2.89

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically enter into derivative instruments, which had been comprised of WTI and jet fuel swap, call option and collar contracts, to hedge a portion of our projected aircraft fuel consumption. For the March 2011 quarter, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $2.6 billion, or 34%, of our total operating expense, including $107 million of net fuel hedge gains.

During the March 2011 quarter, we repositioned our fuel hedge portfolio by terminating the majority of our WTI positions and entering into heating oil and Brent positions using three-way cashless collars. We believe heating oil and Brent crude oil will be more effective at offsetting the future volatility in jet fuel prices. These collars provide protection against rising fuel prices to a preset ceiling, above which we are exposed to market prices, while providing the ability to participate in the market when fuel prices decrease, as long as they remain above a preset floor. As of March 31, 2011, we have fuel hedge contracts in place to hedge 37% of projected fuel consumption for the nine months ending December 31, 2011; 29% of projected fuel consumption is hedged using three-way collars.

The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for the nine months ending December 31, 2011 based on our open fuel hedge contracts at March 31, 2011, assuming the following per barrel prices of WTI:

(in millions, except price per barrel)	Decrease (Increase) to Fuel Expense(1)	Hedge (Loss) Gain(2)	Net Impact	Fuel Hedge Margin (Posted to) Received from Counterparties
$80 / barrel	$1,890	$(220)	$1,670	$(120)
$100 / barrel	480	90	570	30
$120 / barrel	(940)	410	(530)	210
$140 / barrel	(2,360)	480	(1,880)	390
$160 / barrel	(3,770)	530	(3,240)	570

(1)
Projections based upon the (increase) decrease to fuel expense as compared to the WTI price per barrel of $107 at March 31, 2011 and estimated fuel consumption of 3.0 billion gallons for the nine months ending December 31, 2011.

(2)	Projections based on average futures prices per barrel by contract settlement month compared to futures prices at March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2011 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the March 2011 quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2011, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010 and in our report dated February 15, 2011, we expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia	/s/ Ernst & Young LLP
May 5, 2011

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

We withheld the following shares of common stock to satisfy tax withholding obligations during the March 2011 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
January 1-31, 2011	7,098	$11.81	7,098	(1)
February 1-28, 2011	1,211,152	$11.73	1,211,152	(1)
March 1-31, 2011	6,551	$10.29	6,551	(1)
Total	1,224,801		1,224,801

(1)
Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan and in connection with bankruptcy claims. The 2007 Performance Compensation Plan and the Plans of Reorganization provide for the withholding of shares to satisfy tax obligations. Neither specify a maximum number of shares that can be withheld for this purpose.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Form of Benefit Waiver agreement dated March 1, 2011 between Delta and each of Edward H. Bastian, Michael H. Campbell, Stephen E. Gorman, Hank Halter, Glen W. Hauenstein and Richard B. Hirst
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011
31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011
32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ HANK HALTER
Hank Halter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
May 5, 2011