Form 10-Q
period 2011-06-30
DELTA AIR LINES INC /DE/
filed 2011-07-27
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of June 30, 2011:
Common Stock, $0.0001 par value - 846,062,700 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,855	$2,892
Short-term investments	967	718
Restricted cash, cash equivalents and short-term investments	432	409
Accounts receivable, net of an allowance for uncollectible accounts of $39 and $40
at June 30, 2011 and December 31, 2010, respectively	1,885	1,456
Expendable parts and supplies inventories, net of an allowance for obsolescence of $104 and $104
at June 30, 2011 and December 31, 2010, respectively	403	318
Deferred income taxes, net	342	355
Prepaid expenses and other	1,179	1,159
Total current assets	8,063	7,307
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $4,820 and $4,164
at June 30, 2011 and December 31, 2010, respectively	20,315	20,307
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $565 and $530
at June 30, 2011 and December 31, 2010, respectively	4,714	4,749
Other noncurrent assets	992	1,031
Total other assets	15,500	15,574
Total assets	$43,878	$43,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,635	$2,073
Air traffic liability	5,001	3,306
Accounts payable	1,900	1,713
Frequent flyer deferred revenue	1,687	1,690
Accrued salaries and related benefits	1,086	1,370
Taxes payable	766	579
Other accrued liabilities	727	654
Total current liabilities	12,802	11,385
Noncurrent Liabilities:
Long-term debt and capital leases	13,026	13,179
Pension, postretirement and related benefits	11,307	11,493
Frequent flyer deferred revenue	2,662	2,777
Deferred income taxes, net	1,913	1,924
Other noncurrent liabilities	1,383	1,533
Total noncurrent liabilities	30,291	30,906
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 860,344,084 and 847,716,723
shares issued at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	13,964	13,926
Accumulated deficit	(9,372)	(9,252)
Accumulated other comprehensive loss	(3,593)	(3,578)
Treasury stock, at cost, 14,281,384 and 12,993,100 shares at June 30, 2011 and
December 31, 2010, respectively	(214)	(199)
Total stockholders' equity	785	897
Total liabilities and stockholders' equity	$43,878	$43,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Operating Revenue:
Passenger:
Mainline	$6,207	$5,480	$11,341	$9,966
Regional carriers	1,684	1,529	3,125	2,849
Total passenger revenue	7,891	7,009	14,466	12,815
Cargo	264	211	514	387
Other	998	948	1,920	1,814
Total operating revenue	9,153	8,168	16,900	15,016

Operating Expense:
Aircraft fuel and related taxes	2,663	1,960	4,829	3,643
Salaries and related costs	1,739	1,702	3,466	3,374
Contract carrier arrangements	1,410	972	2,710	1,889
Aircraft maintenance materials and outside repairs	485	395	970	769
Contracted services	415	366	840	758
Passenger commissions and other selling expenses	440	377	809	741
Depreciation and amortization	381	379	757	764
Landing fees and other rents	320	324	633	637
Passenger service	181	165	345	303
Aircraft rent	74	101	152	213
Profit sharing	8	90	8	90
Restructuring and other items	144	82	151	136
Other	412	403	841	779
Total operating expense	8,672	7,316	16,511	14,096

Operating Income	481	852	389	920

Other (Expense) Income:
Interest expense, net	(233)	(255)	(454)	(501)
Amortization of debt discount, net	(46)	(57)	(93)	(117)
Loss on extinguishment of debt	(13)	—	(33)	—
Miscellaneous, net	6	(72)	(4)	(80)
Total other expense, net	(286)	(384)	(584)	(698)

Income (Loss) Before Income Taxes	195	468	(195)	222

Income Tax Benefit (Provision)	3	(1)	75	(11)

Net Income (Loss)	$198	$467	$(120)	$211

Basic Earnings (Loss) Per Share	$0.24	$0.56	$(0.14)	$0.25
Diluted Earnings (Loss) Per Share	$0.23	$0.55	$(0.14)	$0.25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2011	2010
Net cash provided by operating activities	$1,774	$2,000

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(481)	(449)
Ground property and equipment, including technology	(172)	(75)
Purchase of short-term investments	(479)	—
Redemption of short-term investments	250	73
Other investments	—	(98)
Other, net	8	(6)
Net cash used in investing activities	(874)	(555)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,394)	(1,622)
Proceeds from long-term obligations	1,599	—
Debt issuance costs	(58)	—
Restricted cash and cash equivalents	(84)	—
Other, net	—	4
Net cash used in financing activities	(937)	(1,618)

Net Decrease in Cash and Cash Equivalents	(37)	(173)
Cash and cash equivalents at beginning of period	2,892	4,607
Cash and cash equivalents at end of period	$2,855	$4,434

Non-cash transactions:
Flight equipment under capital leases	$89	$199
Debt discount on American Express Agreement	—	110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2011 are not necessarily indicative of operating results for the entire year.

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

Recent Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board ("FASB") issued "Revenue Arrangements with Multiple Deliverables." The standard (1) revises guidance on when individual deliverables may be treated as separate units of accounting, (2) establishes a selling price hierarchy for determining the selling price of a deliverable, (3) eliminates the residual method for revenue recognition and (4) provides guidance on allocating consideration among separate deliverables. This guidance applies only to contracts entered into or materially modified after December 31, 2010. We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on the timing of revenue recognition or its allocation.

We determined that the only revenue arrangements impacted by the adoption of this standard are those associated with our frequent flyer program (the "SkyMiles Program"). The SkyMiles Program includes two types of transactions that are considered revenue arrangements with multiple deliverables. As discussed below, these are (1) passenger ticket sales earning mileage credits and (2) the sale of mileage credits to participating companies with which we have marketing agreements. Mileage credits are a separate unit of accounting as they can be redeemed by customers in future periods for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.

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

We continue to defer revenue from the mileage credit component of passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We also continue to record the portion of the passenger ticket sales for air transportation in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits as a part of these marketing agreements have two deliverables: (1) the mileage credits sold and (2) the marketing component. Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. The guidance does not apply to our existing contract with American Express or other contracts to sell mileage credits unless those contracts are materially modified. Therefore, we continue to use the residual method for revenue recognition and value only the mileage credits. Under the residual method, the portion of the revenue from the mileage component is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income as other revenue when the related marketing services are provided. We determine the value of a mileage credit based on an analysis of sales of mileage credits to other airlines.

If we enter into new contracts or materially modify existing contracts to sell mileage credits related to our SkyMiles Program, we will value the standalone selling price of the marketing component and allocate the revenue from the contract based on the relative selling price of the mileage credits and the marketing component. This could impact our deferral rate or cause an adjustment to our deferred revenue balance, in the case of a modification, which could materially impact our future financial results.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued "Presentation of Comprehensive Income." The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2011	Level 1	Level 2	Level 3
Cash equivalents	$2,612	$2,612	$—	$—
Short-term investments	967	967	—	—
Restricted cash equivalents and short-term investments	469	469	—	—
Long-term investments	136	—	27	109
Hedge derivatives, net
Fuel derivatives	135	—	135	—
Interest rate derivatives	(68)	—	(68)	—
Foreign currency derivatives	(70)	—	(70)	—

(in millions)	December 31, 2010	Level 1	Level 2	Level 3
Cash equivalents	$2,696	$2,696	$—	$—
Short-term investments	718	718	—	—
Restricted cash equivalents and short-term investments	440	440	—	—
Long-term investments	144	—	25	119
Hedge derivatives, net
Fuel derivatives	351	—	351	—
Interest rate derivatives	(74)	—	(74)	—
Foreign currency derivatives	(96)	—	(96)	—

Cash Equivalents, Short-term Investments and Restricted Cash Equivalents and Short-term Investments. Cash equivalents and short-term investments generally consist of money market funds and treasury bills. Restricted cash equivalents and short-term investments generally consist of money market funds and time deposits, which are primarily held to meet certain projected self-insurance obligations. These investments are recorded in restricted cash, cash equivalents and short-term investments and other noncurrent assets. Cash equivalents, short-term investments and restricted cash equivalents and short-term investments are recorded at cost, which approximates fair value. Fair value is based on the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Long-term Investments. Long-term investments are comprised primarily of student loan backed and insured auction rate securities, which are recorded at fair value. At June 30, 2011 and December 31, 2010, the fair value of our auction rate securities was $109 million and $119 million, respectively. The cost of these investments was $133 million and $143 million, respectively. These investments are classified as long-term in other noncurrent assets.

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

•
Fuel Derivatives. Our fuel derivative instruments generally consist of three-way collar, swap, collar, and call option contracts with heating oil, Brent crude oil ("Brent"), West Texas Intermediate crude oil ("WTI") and jet fuel as the underlying commodities. Three-way collar, collar, and call option contracts are valued under the income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 15% to 38% depending on the maturity dates of the contracts. Swap contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount factors used in these valuations ranged from 0.996 to 0.999 based on interest rates applicable to the maturity dates of the contracts.

•	Interest Rate Derivatives. Our interest rate derivative instruments consist of swap contracts and are valued primarily based on data readily observable in public markets.

•
Foreign Currency Derivatives. Our foreign currency derivative instruments consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

For additional information regarding the composition and classification of our derivative instruments on the Consolidated Balance Sheets, see Note 3.

Fair Value of Debt

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. In the table below, the aggregate fair value of debt was based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral.

(in millions)	June 30, 2011	December 31, 2010
Total debt at par value	$14,739	$15,442
Unamortized discount, net	(847)	(935)
Net carrying amount	$13,892	$14,507
Fair value	$14,700	$15,400

NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Our results of operations are significantly impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we enter into derivative instruments and monitor and adjust our portfolio of these instruments.

During the six months ended June 30, 2011, we transitioned our fuel hedge portfolio from primarily WTI to a combination of heating oil, Brent, WTI and jet fuel as the underlying commodities. We also entered into derivative instruments that effectively converted a portion of our heating oil positions to jet fuel positions. These additional derivatives reduce our exposure to price differentials between heating oil and jet fuel.

Our hedge portfolio uses common derivative contracts, including three-way collar, swap, collar, and call option contracts. Three-way collars provide protection against rising fuel prices to a preset ceiling, above which we are exposed to market prices, while providing benefit when fuel prices decrease, as long as they remain above a preset floor.

In June 2011, we discontinued hedge accounting for our existing fuel derivative instruments, which were previously designated as accounting hedges. Prior to this change in accounting designation, gains or losses on these instruments were deferred in accumulated other comprehensive loss until contract settlement. Because these fuel derivative instruments are no longer designated as accounting hedges, we will record market adjustments for the changes in their fair value to earnings during their remaining contract terms. At June 30, 2011, $114 million of unrealized gains remained in accumulated other comprehensive loss on the Consolidated Balance Sheet related to these instruments. We will reclassify these gains to earnings on the original contract settlement dates through June 2012.

Hedge Gains (Losses)

Gains (losses) recorded on the Condensed Consolidated Financial Statements related to our hedge contracts, including those previously designated as accounting hedges, are as follows:

	Effective Portion Recognized in Other Comprehensive Income (Loss)		Effective Portion Reclassified from Accumulated Other Comprehensive Loss to Earnings		Ineffective Portion Recognized in Other (Expense) Income
(in millions)	2011	2010	2011	2010	2011	2010
Three Months Ended June 30
Fuel hedge swaps, call options and collars(1)	$(154)	$(285)	$74	$(14)	$—	$(46)
Interest rate swaps(2)	(11)	(28)	—	—	—	—
Foreign currency exchange forwards(3)	(33)	(10)	(11)	(4)	—	—
Total designated	$(198)	$(323)	$63	$(18)	$—	$(46)
Six Months Ended June 30
Fuel hedge swaps, call options and collars(1)	$(66)	$(226)	$134	$(26)	$(10)	$(37)
Interest rate swaps(2)	7	(39)	—	—	—	—
Foreign currency exchange forwards(3)	26	(8)	(22)	(9)	—	—
Total designated	$(33)	$(273)	$112	$(35)	$(10)	$(37)

(1)
Gains (losses) on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes. For the three and six months ended June 30, 2011, we recorded mark-to-market gains of $33 million and $80 million, respectively, related to contracts that were not designated as hedges in aircraft fuel and related taxes.

(2)	Gains (losses) on interest rate swaps reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains (losses) on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger revenue.

We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at June 30, 2011, we believe our derivative instruments that continue to be designated as hedges, consisting of interest rate swap and foreign currency exchange forward contracts, will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

As of June 30, 2011, we recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet $62 million of net gains on hedge contracts scheduled to settle in the next 12 months.

Hedge Position

The following table reflects the fair value asset (liability) positions of our hedge contracts:

(in millions, unless otherwise stated)	Notional Balance	Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Margin Receivable (Payable), net
As of June 30, 2011:
Designated as hedges
Interest rate swaps	$1,066	August 2011 - May 2019	$—	$—	$(31)	$(37)
Foreign currency exchange forwards	154.9 billion Japanese yen; 333 million Canadian dollars	July 2011 - January 2014	1	3	(53)	(21)
Total designated			1	3	(84)	(58)
Not designated as hedges
Fuel hedge three-way collars, swaps, collars and call options	1.4 billion gallons - Heating oil, Brent, WTI and jet fuel	July 2011 - June 2012	201	—	(66)	—
Total derivative instruments			$202	$3	$(150)	$(58)	$9
As of December 31, 2010:
Designated as hedges
Fuel hedge swaps, collars and call options	1.5 billion gallons - WTI	January 2011 - February 2012	$328	$24	$—	$—
Interest rate swaps and call options	$1,143	August 2011 - May 2019	—	—	(35)	(39)
Foreign currency exchange forwards	141.1 billion Japanese yen; 233 million Canadian dollars	January 2011 - November 2013	—	—	(60)	(36)
Total designated			328	24	(95)	(75)
Not designated as hedges
Fuel hedge swaps	192 million gallons - WTl and crude oil products	January 2011 - December 2011	27	14	(19)	(8)
Total derivative instruments			$355	$38	$(114)	$(83)	$(119)

As of June 30, 2011, our open fuel hedge position is as follows:

(in millions, unless otherwise stated)	Percentage of Projected Fuel Consumption Hedged	Fair Value at June 30, 2011
Six months ending December 31, 2011(1)	57%	$94
Year ending December 31, 2012	7	41
Total		$135

(1)	41% of projected fuel consumption is hedged using three-way collars.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We monitor these programs and our relative market position with each counterparty.

Our hedge contracts contain margin funding requirements, which are driven by changes in the price of the underlying commodity. Our margin funding requirements may require us to post margin to counterparties or may require our counterparties to post margin to us as market prices in the underlying hedge items change. Due to the fair value position of our hedge contracts as of June 30, 2011, we paid $9 million in net hedge margin to counterparties.

NOTE 4. DEBT

Pacific Routes Term Loan Facility due 2016

During the March 2011 quarter, we amended our $250 million first lien term loan facility, which is secured by our Pacific route authorities and certain related assets (the “Pacific Routes Term Loan Facility”), to, among other things, (1) reduce the interest rate, (2) extend the maturity date from September 2013 to March 2016 and (3) modify certain negative covenants and default provisions to be substantially similar to those described below under “Senior Secured Credit Facilities due 2016 and 2017.” The Pacific Routes Term Loan Facility bears interest at a variable rate equal to LIBOR, which shall not be less than 1.25%, or another index rate, in each case plus a specified margin. As of June 30, 2011, the Pacific Routes Term Loan Facility had an interest rate of 4.25% per annum.

Certificates

In February 2011, we completed a $100 million offering of Pass Through Certificates, Series 2010-1B (the “2010-1B EETC”), and a $135 million offering of Pass Through Certificates, Series 2010-2B (the “2010-2B EETC”) through pass through trusts. We received $192 million in net proceeds. The remaining $43 million in proceeds from the 2010-2B EETC offering is being held in escrow until we refinance 10 aircraft currently securing the 2001-1 EETC, which matures in September 2011. Accordingly, we reclassified $43 million of principal related to the 2001-1 EETC from current maturities to long-term debt. The 2010-1B EETC, which is secured by 24 aircraft, bears interest at a fixed rate of 6.375% per year and has a final maturity in January 2016. The 2010-2B EETC, which will be secured by 28 aircraft, bears interest at a fixed rate of 6.75% per year and has a final maturity in November 2015.

In April 2011, we completed a $293 million offering of Pass Through Certificates, Series 2011-1A (the “2011-1A EETC”), through a pass through trust. The proceeds are being held in escrow until we refinance 26 aircraft currently securing the 2001-1 EETC, which matures in September 2011. The 2011-1A EETC bears interest at a fixed rate of 5.3% per year and has a final maturity in April 2019. At June 30, 2011, $273 million of the $293 million principal amount of the 2001-1 EETC is classified as long-term debt.

During the six months ended June 30, 2011, we used $51 million in proceeds, which was previously held in escrow under our 2010-2A EETC, to refinance six aircraft. At June 30, 2011, $489 million was held in escrow under the 2010-2A, 2010-2B and 2011-1A EETCs and was not recorded on the Consolidated Balance Sheet. We have no right to these funds until the equipment notes securing the certificates are issued.

We assessed whether the pass through trusts formed for the certificates are variable interest entities required to be consolidated. We do not have a variable interest in and have not consolidated the related trusts because our only obligation with respect to the trusts is to make interest and principal payments on the equipment notes held by the trusts.

Senior Secured Credit Facilities due 2016 and 2017

In April 2011, we entered into senior secured first-lien credit facilities (the “Senior Secured Credit Facilities”) to borrow up to $2.6 billion. The Senior Secured Credit Facilities consist of a $1.2 billion first-lien revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”), and a $1.4 billion first-lien term loan facility (the “Term Loan Facility”). At June 30, 2011, the Term Loan Facility was outstanding and the Revolving Credit Facility was undrawn.

In connection with entering into the Senior Secured Credit Facilities, we retired the outstanding loans under our $2.5 billion senior secured exit financing facilities (due April 2012 and April 2014), and terminated those facilities as well as an existing undrawn $100 million revolving credit facility.

Borrowings under the Term Loan Facility must be repaid annually in an amount equal to 1% of the original principal amount (to be paid in equal quarterly installments). All remaining borrowings under the Term Loan Facility are due in April 2017. Borrowings under the Revolving Credit Facility are due in April 2016. The Senior Secured Credit Facilities bear interest at a variable rate equal to LIBOR, which shall not be less than 1.25%, or another index rate, in each case plus a specified margin. As of June 30, 2011, the Term Loan Facility had an interest rate of 5.5% per annum.

Our obligations under the Senior Secured Credit Facilities are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The Senior Secured Credit Facilities and the related guarantees are secured by liens on certain of our and the Guarantors' assets, including accounts receivable, inventory, flight equipment, ground property and equipment, non-Pacific international routes and domestic slots (the “Collateral”).

The Senior Secured Credit Facilities include affirmative, negative and financial covenants that restrict our ability to, among other things, make investments, sell or otherwise dispose of Collateral if we are not in compliance with the collateral coverage ratio tests described below, pay dividends or repurchase stock. These covenants require us to maintain:

•
a minimum fixed charge coverage ratio (defined as the ratio of (1) earnings before interest, taxes, depreciation, amortization and aircraft rent, and other adjustments to (2) the sum of gross cash interest expense (including the interest portion of our capitalized lease obligations) and cash aircraft rent expense, for successive trailing 12-month periods ending at each quarter-end date through the last maturity date of the Senior Secured Credit Facilities), which minimum ratio is 1.20:1;

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

Future Maturities

The following table summarizes scheduled maturities of our debt, including current maturities, at June 30, 2011:

Years Ending December 31, (in millions)	Total Secured and Unsecured Debt	Amortization of Debt Discount, net
Six months ending December 31, 2011	$880	$(103)
2012	1,838	(203)
2013	1,568	(166)
2014	2,305	(111)
2015	1,425	(76)
Thereafter	6,723	(188)
Total	$14,739	$(847)	$13,892

Covenants

We were in compliance with all covenants in our financing agreements at June 30, 2011.

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

The following table summarizes our aircraft purchase commitments at June 30, 2011:

Years Ending December 31, (in millions)	Total
Six months ending December 31, 2011	$30
2012	70
2020 to 2022	2,500
Total	$2,600

Our aircraft purchase commitments at June 30, 2011 relate to 18 B-787-8 aircraft and 14 previously owned MD-90 aircraft. Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

Contract Carrier Agreements

During the six months ended June 30, 2011, we had contract carrier agreements with nine contract carriers, including our wholly-owned subsidiary, Comair. For additional information about our contract carrier agreements, see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

We estimate that the total fair values, determined as of June 30, 2011, of the aircraft Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the "Put Right") are approximately $140 million and $430 million, respectively. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If the Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. There was no Reserve or amounts withheld as of June 30, 2011 or December 31, 2010.

Other Contingencies

General Indemnifications

We are the lessee under many commercial real estate leases. It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor's related parties for tort, environmental and other liabilities that arise out of or relate to our use, occupancy or construction of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at, or in connection with, the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by either their sole or gross negligence or their willful misconduct.

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

Employees Under Collective Bargaining Agreements

At June 30, 2011, we had approximately 82,300 full-time equivalent employees. Approximately 16% of these employees were represented by unions.

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

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2011	2010	2011	2010
Three Months Ended June 30
Service cost	$—	$—	$13	$15
Interest cost	242	246	45	49
Expected return on plan assets	(181)	(170)	(22)	(23)
Amortization of prior service benefit	—	—	(1)	(1)
Recognized net actuarial loss (gain)	14	12	(3)	(1)
Settlements	—	4	—	—
Net periodic cost	$75	$92	$32	$39
Six Months Ended June 30
Service cost	$—	$—	$26	$30
Interest cost	484	492	90	98
Expected return on plan assets	(362)	(339)	(45)	(46)
Amortization of prior service benefit	—	—	(1)	(2)
Recognized net actuarial loss (gain)	28	24	(6)	(2)
Settlements	—	6	—	—
Net periodic cost	$150	$183	$64	$78

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Instruments	Valuation Allowance	Total
Balance at December 31, 2010	$(2,053)	$(312)	$(1,213)	$(3,578)
Changes in fair value	—	214	—	214
Reclassification into earnings	10	(49)	—	(39)
Tax effect	(4)	(61)	65	—
Balance at March 31, 2011	$(2,047)	$(208)	$(1,148)	$(3,403)
Changes in fair value	—	(135)	—	(135)
Reclassification into earnings	8	(63)	—	(55)
Tax effect	(3)	73	(70)	—
Balance at June 30, 2011	$(2,042)	$(333)	$(1,218)	$(3,593)

Total other comprehensive income for the three months ended June 30, 2011 and 2010 was $8 million and $116 million, respectively. Total other comprehensive loss for the six months ended June 30, 2011 and 2010 was $135 million and $79 million, respectively.

NOTE 8. RESTRUCTURING AND OTHER ITEMS

The following table shows charges recorded in restructuring and other items on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Severance and related costs	$80	$—	$80	$8
Facilities and fleet	64	36	71	36
Merger-related items	—	46	—	92
Total restructuring and other items	$144	$82	$151	$136

Severance and related costs. During the June 2011 quarter, we offered voluntary workforce reduction programs to align staffing with expected future capacity. Approximately 2,000 employees elected to participate in these programs. Charges primarily represent severance costs related to employees who elected to participate in the voluntary programs.

Facilities and fleet. During the June 2011 quarter, we recorded charges related to our facilities consolidation and fleet assessments. Charges recorded in the June 2010 quarter relate to the impairment of retired dedicated freighter aircraft.

Merger-related items. Merger-related items are costs associated with Northwest and the integration of Northwest operations into Delta.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Facilities and Other	Total
Balance as of December 31, 2010	$20	$85	$105
Additional cost and expenses	80	—	80
Payments	(12)	(11)	(23)
Balance as of June 30, 2011	$88	$74	$162

NOTE 9. INCOME TAXES

We recorded an income tax benefit of $75 million for the six months ended June 30, 2011, primarily related to the recognition of alternative minimum tax refunds received for 2008 and 2009.

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the “Income Tax Allocation”). For the year ended December 31, 2009, as a result of the Income Tax Allocation, we recorded a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million in other comprehensive income. The income tax expense will remain in accumulated other comprehensive loss until all amounts deferred into accumulated other comprehensive loss related to fuel derivatives (while those instruments were designated as accounting hedges) are recognized in the Consolidated Statement of Operations.

NOTE 10. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share.

The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Net income (loss)	$198	$467	$(120)	$211

Basic weighted average shares outstanding	838	834	838	833
Dilutive effects of share based awards	6	8	—	9
Diluted weighted average shares outstanding	844	842	838	842

Basic earnings (loss) per share	$0.24	$0.56	$(0.14)	$0.25
Diluted earnings (loss) per share	$0.23	$0.55	$(0.14)	$0.25

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	25	23	31	22

During the six months ended June 30, 2011, we issued nine million shares of common stock to settle the remaining bankruptcy claims under Delta's Plan of Reorganization. As of June 30, 2011, one million shares of Delta common stock were reserved for issuance to holders of allowed general, unsecured claims under Northwest's Plan of Reorganization. Delta and Northwest emerged from Chapter 11 in 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2011 Quarter Financial Highlights

We reported net income of $198 million for the June 2011 quarter, compared to net income of $467 million for the June 2010 quarter. Total operating revenue increased $1.0 billion, primarily due to higher passenger revenues as we were able to adjust ticket prices in response to higher fuel prices. Fuel prices increased 39%, or $1.0 billion, compared to the June 2010 quarter. In addition, our June 2011 quarter results reflect the impact of the March earthquake and tsunami in Japan, which negatively impacted passenger revenue by approximately $125 million.

We ended the June 2011 quarter with $5.6 billion in unrestricted liquidity, consisting of cash and cash equivalents, short-term investments and availability under credit facilities. The liquidity balance reflects cash from operations of $1.0 billion.

Our consolidated operating cost per available seat mile ("CASM") for the June 2011 quarter increased to 14.42 cents compared to 12.46 cents in the June 2010 quarter, primarily reflecting higher fuel costs. CASM, excluding fuel and special items (a non-GAAP financial measure as defined in "Supplemental Information" below), for the June 2011 quarter was 8.46 cents, a 4.8% increase compared to the June 2010 quarter that primarily reflects higher maintenance volumes and higher revenue-related expenses. Our average fuel price for the June 2011 quarter was $3.23 per gallon, compared to $2.32 per gallon for the June 2010 quarter. Our average fuel price adjusted for mark-to-market adjustments for fuel hedges recorded in periods other than the settlement period (a non-GAAP financial measure as defined in “Supplemental Information” below) was $3.22 per gallon for the June 2011 quarter. At June 30, 2011, our fuel hedge portfolio had a fair value asset position of $135 million.

Increases in jet fuel prices and other cost pressures adversely affected our financial results. As previously announced, we are taking the following actions which are intended to mitigate the impact of higher fuel prices on our financial results and to reduce our non-fuel unit costs to 2010 levels by the end of 2011:

•	Adjusting fares in response to higher fuel prices;

•
Reducing December 2011 quarter system capacity by 4-5% year-over-year, focused in markets where revenues do not cover higher fuel costs. Domestic capacity is expected to decrease 1-3%, which includes reductions at our Memphis hub. International capacity is expected to decrease 4-6%, which includes reductions of 10-12% in our transatlantic capacity. The joint venture partners - Delta, AirFrance-KLM and Alitalia - plan to reduce their combined year-over-year fourth quarter transatlantic capacity by 7-9%;

•	Retiring 140 of our least efficient aircraft by the end of 2012, including the DC9-50 and regional turboprop fleets and 60 50-seat regional jets, with half of these aircraft to be retired in 2011;

•	Offering voluntary workforce reduction programs to resize our workforce. Approximately 2,000 employees elected to participate in these programs; and

•	Consolidating facilities in Atlanta, Minneapolis, Cincinnati and Memphis.

Fleet Strategy

We continue to focus on investing in our existing fleet, including investments in our domestic mainline aircraft to: (1) add winglets to increase fuel efficiency and (2) expand the first class cabin on certain of our domestic mainline fleet in response to business customer demand. We are also investing in our international transoceanic aircraft to enhance our product by featuring full flat bed seats in BusinessElite and in-seat audio and video in all cabins. In addition, we are making investments in our regional aircraft product to create a consistent experience to offer first class cabins on our 70 and 76 seat regional jets.

Throughout 2010 and in the first six months of 2011, we purchased or leased 25 previously owned MD-90 aircraft at significantly lower ownership and total cost relative to comparable new aircraft. Over the next two to three years, we expect to bring into service 30 to 40 previously owned MD-90 aircraft (including the 25 aircraft described above) to offset a portion of our planned retirement of 140 less efficient aircraft. The retirement of these aircraft is expected to result in maintenance savings beginning in the second half of 2011. We are also evaluating the future replacement needs for our domestic mainline fleet, including seeking to acquire previously owned aircraft or placing an aircraft order to replace less efficient aircraft. If an aircraft order is placed, we would not expect deliveries to begin prior to 2013.

New York Strategy

Strengthening our position in New York City is an important part of our network strategy. As discussed below, key components of this strategy are operating a domestic hub at New York's LaGuardia Airport and creating a state-of-the-art facility at New York's John F. Kennedy International Airport ("JFK").

In May 2011, we entered into a new agreement with US Airways under which (1) Delta would acquire 132 pairs of takeoff and landing rights (each, a "slot pair") at LaGuardia from US Airways and (2) US Airways would acquire from Delta 42 slot pairs at Reagan National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta would pay US Airways $66.5 million. In addition, the transaction could result in the divestiture of up to 16 slot pairs at LaGuardia and eight slot pairs at Reagan National to airlines with limited or no service at those airports. The completion of the transaction is subject to certain conditions, including government and regulatory approvals. Our new agreement replaces a 2009 agreement that was approved by the U.S. Department of Transportation, but under terms not acceptable to Delta and US Airways, and never completed.

At JFK, we currently operate domestic flights primarily at Terminal 2, and international flights at Terminal 3 and, to a lesser extent, Terminal 4. During the December 2010 quarter, we began a redevelopment project at JFK that includes the (1) enhancement and expansion of Terminal 4, including the construction of nine new gates; (2) construction of a passenger connector between Terminal 2 and Terminal 4; (3) demolition of the outdated Terminal 3, which was constructed in 1960; and (4) development of the Terminal 3 site for aircraft parking positions. We estimate this project will cost approximately $1.2 billion and will be completed in stages over five years. Upon completion of the Terminal 4 expansion, expected to occur in 2013, we will relocate our operations from Terminal 3 to Terminal 4; proceed with demolition activities in Terminal 3; and thereafter conduct coordinated flight operations from Terminals 2 and 4. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Results of Operations - June 2011 and 2010 Quarters

Operating Revenue

	Three Months Ended June 30,
(in millions)	2011	2010	Increase	% Increase
Passenger:
Mainline	$6,207	$5,480	$727	13%
Regional carriers	1,684	1,529	155	10%
Total passenger revenue	7,891	7,009	882	13%
Cargo	264	211	53	25%
Other	998	948	50	5%
Total operating revenue	$9,153	$8,168	$985	12%

		Increase (Decrease) vs. Three Months Ended June 30, 2010
(in millions)	Three Months Ended June 30, 2011	Passenger Revenue	RPMs(1) (Traffic)	ASMs (2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$3,475	12%	(1)%	—%	12%	12%	(0.4)	pts
Atlantic	1,570	16%	5%	8%	10%	7%	(2.2)	pts
Pacific	722	14%	2%	8%	11%	6%	(4.3)	pts
Latin America	440	18%	2%	4%	16%	14%	(1.1)	pts
Total Mainline	6,207	13%	1%	3%	12%	10%	(1.5)	pts
Regional carriers	1,684	10%	(2)%	(2)%	12%	12%	(0.1)	pts
Total passenger revenue	$7,891	13%	1%	2%	12%	10%	(1.3)	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Mainline Passenger Revenue. Mainline passenger revenue increased primarily due to an improvement in the passenger mile yield from fare increases implemented in response to higher fuel prices.

•
Domestic. Domestic mainline passenger revenue increased 12% due to a 12% improvement in PRASM while capacity remained flat. The improvement in PRASM reflects a higher passenger mile yield driven by fare increases.

•
International. International mainline passenger revenue increased 16% due to an 8% improvement in PRASM on a 7% capacity increase. Passenger mile yield increased 11%, reflecting increased business and leisure travel and increased fares, including fuel surcharges. Atlantic passenger revenue increased 16% due to a 10% improvement in passenger mile yield on higher capacity. We intend to reduce capacity in the Atlantic market during the second half of the year to align with expected demand. Pacific passenger revenue increased due to an improvement in passenger mile yield and a stronger revenue environment, partially offset by a negative impact of approximately $125 million during the June 2011 quarter from the March earthquake and tsunami in Japan. Latin America passenger revenue benefited from a stronger revenue environment in the June 2011 quarter for both business and leisure travel with higher PRASM and passenger mile yield driven by fare increases.

Regional carriers. Passenger revenue from regional carriers increased 10% due to a 12% improvement in PRASM on a 2% decline in capacity. Passenger mile yield increased 12%, reflecting fare increases we implemented in response to increased fuel prices.

Cargo. Cargo revenue increased 25% due to a 12% improvement in yield and a 12% increase in volume.

Other. Other revenue increased due to a higher volume of engines repaired for third parties by our aircraft maintenance, repair and overhaul ("MRO") services business.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2011	2010
Aircraft fuel and related taxes	$2,663	$1,960	$703	36%
Salaries and related costs	1,739	1,702	37	2%
Contract carrier arrangements	1,410	972	438	45%
Aircraft maintenance materials and outside repairs	485	395	90	23%
Contracted services	415	366	49	13%
Passenger commissions and other selling expenses	440	377	63	17%
Depreciation and amortization	381	379	2	1%
Landing fees and other rents	320	324	(4)	(1)%
Passenger service	181	165	16	10%
Aircraft rent	74	101	(27)	(27)%
Profit sharing	8	90	(82)	(91)%
Restructuring and other items	144	82	62	76%
Other	412	403	9	2%
Total operating expense	$8,672	$7,316	$1,356	19%

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

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased due to higher average unhedged fuel prices, which increased fuel costs $860 million, and capacity-related consumption increases of $56 million. The increase in aircraft fuel and related taxes was partially offset by $107 million in fuel hedge gains for the June 2011 quarter, compared to $14 million in fuel hedge losses for the June 2010 quarter, and the change in reporting described above due to the transactions involving Compass and Mesaba.

Salaries and related costs. Salaries and related costs increased due to a 4% increase in headcount and pay increases in prior periods to bring employees' pay consistent with industry peers, partially offset by the change in reporting described above due to the transactions involving Compass and Mesaba.

Contract carrier arrangements. Contract carrier arrangements expense increased as a result of the change in reporting described above due to the transactions involving Compass and Mesaba and $170 million in increased fuel costs from higher average fuel prices.

Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs increased primarily due to a higher volume of engines repaired for third parties by our MRO services business. This increased volume is also reflected in other revenue as described above.

Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased primarily due to higher revenue-related expenses, such as credit cards and sales commissions.

Restructuring and other items. Restructuring and other items increased $62 million, primarily due to the following:

•
During the June 2011 quarter, we recorded an $80 million charge primarily related to severance costs associated with voluntary workforce reduction programs offered to align staffing with expected future capacity in which approximately 2,000 employees elected to participate and a $64 million charge related to our facilities consolidation and fleet assessments.

•
During the June 2010 quarter, we recorded a $46 million charge for merger-related items associated with Northwest and the integration of Northwest operations into Delta and a $36 million charge related to the impairment of retired dedicated freighter aircraft.

Other (Expense) Income

Other expense, net for the June 2011 quarter was $286 million compared to $384 million for the June 2010 quarter. This change is attributable to the following:

(in millions)	Favorable (Unfavorable) vs. Three Months Ended June 30, 2010
Interest expense, net	$22
Amortization of debt discount, net	11
Loss on extinguishment of debt	(13)
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	46
Foreign currency exchange rates	28
Other	4
Total other expense, net	$98

Income Taxes

We did not record an income tax provision for U.S federal income tax purposes as a result of our income in the June 2011 and 2010 quarters since our deferred tax assets are fully reserved by a valuation allowance.

Results of Operations - Six Months Ended June 30, 2011 and 2010

Operating Revenue

	Six Months Ended June 30,
(in millions)	2011	2010	Increase	% Increase
Passenger:
Mainline	$11,341	$9,966	$1,375	14%
Regional carriers	3,125	2,849	276	10%
Total passenger revenue	14,466	12,815	1,651	13%
Cargo	514	387	127	33%
Other	1,920	1,814	106	6%
Total operating revenue	$16,900	$15,016	$1,884	13%

		Increase (Decrease) vs. Six Months Ended June 30, 2010
(in millions)	Six Months Ended June 30, 2011	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$6,376	11%	—%	1%	11%	10%	(0.9)	pts
Atlantic	2,568	15%	5%	11%	9%	4%	(4.3)	pts
Pacific	1,476	23%	7%	13%	15%	8%	(5.1)	pts
Latin America	921	14%	(3)%	(1)%	18%	15%	(1.6)	pts
Total Mainline	11,341	14%	2%	5%	12%	9%	(2.4)	pts
Regional carriers	3,125	10%	(3)%	(2)%	13%	11%	(1.4)	pts
Total passenger revenue	$14,466	13%	1%	4%	12%	9%	(2.2)	pts

Mainline Passenger Revenue. Mainline passenger revenue increased primarily due to an improvement in the passenger mile yield from fare increases implemented in response to higher fuel prices.

•
Domestic. Domestic mainline passenger revenue increased 11% due to a 10% improvement in PRASM on a 1% increase in capacity. The improvement in PRASM reflects higher passenger mile yield driven by fare increases.

•
International. International mainline passenger revenue increased 17% due to a 7% improvement in PRASM on a 9% capacity increase. Passenger mile yield increased 13%, reflecting increased business and leisure travel and increased fares, including fuel surcharges. Atlantic passenger revenue increased 15% while PRASM increased 4%. We and the industry faced overcapacity, particularly in the March 2011 quarter, which prevented us from increasing ticket prices sufficiently to cover higher fuel prices. We intend to reduce capacity in the Atlantic market during the second half of the year to align with expected demand. Pacific passenger revenue increased as a result of an improvement in passenger mile yield and a stronger revenue environment, partially offset by a negative impact of approximately $160 million from the March earthquake and tsunami in Japan. Latin America passenger revenue benefited from higher passenger mile yield driven by fare increases.

Regional carriers. Passenger revenue from regional carriers increased 10% due to an 11% improvement in PRASM on a 2% decline in capacity. Passenger mile yield increased 13%, reflecting fare increases we implemented in response to increased fuel prices.

Cargo. Cargo revenue increased 33% due to a 16% improvement in yield and a 15% increase in volume.

Other. Other revenue increased due to a higher volume of engines repaired for third parties by our MRO services business.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2011	2010
Aircraft fuel and related taxes	$4,829	$3,643	$1,186	33%
Salaries and related costs	3,466	3,374	92	3%
Contract carrier arrangements	2,710	1,889	821	43%
Aircraft maintenance materials and outside repairs	970	769	201	26%
Contracted services	840	758	82	11%
Passenger commissions and other selling expenses	809	741	68	9%
Depreciation and amortization	757	764	(7)	(1)%
Landing fees and other rents	633	637	(4)	(1)%
Passenger service	345	303	42	14%
Aircraft rent	152	213	(61)	(29)%
Profit sharing	8	90	(82)	(91)%
Restructuring and other items	151	136	15	11%
Other	841	779	62	8%
Total operating expense	$16,511	$14,096	$2,415	17%

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

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased due to higher average unhedged fuel prices, which increased fuel costs $1.4 billion, and capacity-related consumption increases of $159 million. The increase in aircraft fuel and related taxes was partially offset by $214 million in fuel hedge gains for the six months ended June 30, 2011, compared to $26 million in fuel hedge losses for the six months ended June 30, 2010, and the change in reporting described above due to the transactions involving Compass and Mesaba.

Salaries and related costs. Salaries and related costs increased due to a 4% increase in headcount and pay increases to bring employees' pay consistent with industry peers, partially offset by the change in reporting described above due to the transactions involving Compass and Mesaba.

Contract carrier arrangements. Contract carrier arrangements expense increased as a result of the change in reporting described above due to the transactions involving Compass and Mesaba and $290 million in increased fuel costs from higher average fuel prices.

Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs increased primarily due to a higher volume of engines repaired for third parties by our MRO services business. This increased volume is also reflected in other revenue as described above.

Restructuring and other items. Restructuring and other items increased $15 million, primarily due to the following:

•
During the six months ended June 30, 2011, we recorded an $80 million charge primarily related to severance costs associated with voluntary workforce reduction programs offered to align staffing with expected future capacity in which approximately 2,000 employees elected to participate and a $71 million charge related to our facilities consolidation and fleet assessments.

•
During the six months ended June 30, 2010, we recorded a $92 million charge for merger-related items associated with Northwest and the integration of Northwest operations into Delta and a $36 million charge related to the impairment of retired dedicated freighter aircraft.

Other (Expense) Income

Other expense, net for the six months ended June 30, 2011 was $584 million compared to $698 million for the six months ended June 30, 2010. This change is attributable to the following:

(in millions)	Favorable (Unfavorable) vs. Six Months Ended June 30, 2010
Interest expense, net	$47
Amortization of debt discount, net	24
Loss on extinguishment of debt	(33)
Foreign currency exchange rates	42
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	27
Other	7
Total other expense, net	$114

Income Taxes

During the six months ended June 30, 2011, we recorded an income tax benefit of $75 million, primarily related to the recognition of alternative minimum tax refunds received for 2008 and 2009. We did not record an income tax provision for U.S. federal income tax purposes as a result of our income for the six months ended June 30, 2011 and 2010 since our deferred tax assets are fully reserved by a valuation allowance.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Consolidated(1):
Revenue passenger miles (millions)	50,366		49,894		93,295		92,261
Available seat miles (millions)	60,141		58,698		116,360		111,999
Passenger mile yield	15.67	¢	14.05	¢	15.51	¢	13.89	¢
Passenger revenue per available seat mile	13.12	¢	11.94	¢	12.43	¢	11.44	¢
Operating cost per available seat mile	14.42	¢	12.46	¢	14.19	¢	12.59	¢
Passenger load factor	83.7%		85.0%		80.2%		82.4%
Fuel gallons consumed (millions)	992		965		1,911		1,836
Average price per fuel gallon, net of hedging activity	$3.23		$2.32		$3.05		$2.28
Full-time equivalent employees, end of period	82,347		81,916		82,347		81,916
Mainline:
Revenue passenger miles (millions)	43,988		43,398		81,366		79,929
Available seat miles (millions)	52,221		50,642		100,860		96,252
Operating cost per available seat mile	13.29	¢	11.47	¢	13.03	¢	11.54	¢
Fuel gallons consumed (millions)	809		782		1,553		1,479
Average price per fuel gallon, net of hedging activity	$3.19		$2.32		$3.01		$2.27

(1)	Includes the operations of our contract carriers under capacity purchase agreements, except full-time equivalent employees which excludes employees of contract carriers that we do not own.

Fleet Information

Our active aircraft fleet, commitments, options and rolling options at June 30, 2011 are summarized in the following table:

	Current Fleet(1)(2)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Commitments(3)	Options(4)	Rolling Options(4)
B-737-700	10	—	—	10	2.4	—	—	—
B-737-800	73	—	—	73	10.4	—	60	66
B-747-400	4	8	3	15	18.0	—	—	—
B-757-200	93	41	33	167	18.4	—	—	—
B-757-300	16	—	—	16	8.3	—	—	—
B-767-300	9	2	5	16	20.4	—	—	—
B-767-300ER	50	4	4	58	15.2	—	5	—
B-767-400ER	21	—	—	21	10.3	—	9	—
B-777-200ER	8	—	—	8	11.4	—	—	—
B-777-200LR	10	—	—	10	2.2	—	12	—
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	9.4	—	—	—
A320-200	41	—	28	69	16.3	—	—	—
A330-200	11	—	—	11	6.2	—	—	—
A330-300	21	—	—	21	5.8	—	—	—
MD-88	66	51	—	117	21.0	—	—	—
MD-90	26	—	—	26	14.8	14	7	—
DC9-50	32	—	—	32	33.3	—	—	—
CRJ-100	16	13	17	46	13.3	—	—	—
CRJ-200	—	—	2	2	16.1	—	—	—
CRJ-700	15	—	—	15	7.6	—	—	—
CRJ-900	13	—	—	13	3.6	—	—	—
Embraer 175	—	—	—	—	—	—	36	—
Total Aircraft	590	119	94	803	15.4	32	129	66

(1)	Excludes all grounded aircraft, including seven DC9, ten SAAB 340B+ and 15 CRJ-100/200 aircraft that were grounded during the six months ended June 30, 2011.
(2)    Excludes 179 CRJ-200, 51 CRJ-900, 39 Embraer 170/175, 16 SAAB 340+ and 12 CRJ-700 aircraft, which we own or lease and which are operated by third party contract carriers on our behalf. These aircraft are included in the third party contract carriers table below.
(3)    Excludes our orders for five A319-100 and two A320-200 aircraft because we have the right to cancel these orders.
(4)    Aircraft options have scheduled delivery slots, while rolling options replace options and are assigned delivery slots as options expire or are exercised.

During the six months ended June 30, 2011 we:

•	Purchased seven previously owned MD-90 aircraft; and

•	Leased four MD-90 and one B-757-200 aircraft.

These aircraft are not included in the table above because they were not yet in service as of June 30, 2011.

The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at June 30, 2011:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	SAAB 340+	Total
Atlantic Southeast Airlines, Inc.	99	46	10	—	—	—	—	155
Pinnacle	123	—	16	—	—	—	—	139
SkyWest Airlines, Inc.	56	17	21	—	—	—	—	94
Chautauqua Airlines, Inc.	—	—	—	24	—	—	—	24
Compass	—	—	—	—	2	36	—	38
Mesaba	21	—	41	—	—	—	16	78
Shuttle America Corporation	—	—	—	—	3	16	—	19
Total	299	63	88	24	5	52	16	547

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2011, we had $5.6 billion in unrestricted liquidity, including $1.8 billion in availability under credit facilities. At June 30, 2011, total debt and capital leases, including current maturities, was $14.7 billion, a $591 million reduction from December 31, 2010. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that substantially all of our assets are subject to liens.

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

•
2010-2B EETC. We completed a $135 million offering of Pass Through Certificates, Series 2010-2B (the “2010-2B EETC”), through a pass through trust. We received $92 million in net proceeds. The remaining $43 million is being held in escrow until we refinance 10 aircraft currently securing our 2001-1 EETC that matures in September 2011. The 2010-2B EETC, which will be secured by 28 aircraft, bears interest at a fixed rate of 6.75% per year and has a final maturity in November 2015.

•
Pacific Routes Term Loan Facility. We amended our $250 million first-lien term loan facility (the "Pacific Routes Term Loan Facility") to, among other things, reduce the interest rate and extend the maturity date from September 2013 to March 2016. At June 30, 2011, the Pacific Routes Term Loan Facility had an interest rate of 4.25% per annum.

•
2011-1A EETC. We completed a $293 million offering of Pass Through Certificates, Series 2011-1A (the “2011-1A EETC”), through a pass through trust. The proceeds are being held in escrow until we refinance 26 aircraft currently securing our 2001-1 EETC, which matures in September 2011. The 2011-1A EETC bears interest at a fixed rate of 5.3% per year and has a final maturity in April 2019.

•
Senior Secured Credit Facilities. We entered into senior secured first-lien credit facilities (the "Senior Secured Credit Facilities") to borrow up to $2.6 billion. In connection with entering into the Senior Secured Credit Facilities, we retired outstanding loans under our $2.5 billion senior secured exit financing facilities and terminated those facilities and an existing $100 million revolving credit facility. The Senior Secured Credit Facilities bear interest at a variable rate equal to LIBOR, which shall not be less than 1.25%, or another index rate, in each case plus a specified margin and have final maturities in April 2016 and 2017. At June 30, 2011, the outstanding balances under the Senior Secured Credit Facilities had an interest rate of 5.5% per annum.

Sources and Uses of Cash

Cash Flows From Operating Activities

Cash provided by operating activities totaled $1.8 billion for the six months ended June 30, 2011, primarily reflecting a $1.2 billion increase in advance ticket sales for peak season travel and $1.1 billion in net income after adjusting for items such as depreciation and amortization. Cash provided by operating activities for the six months ended June 30, 2011 was reduced by $313 million in profit sharing payments for 2010.

Cash provided by operating activities totaled $2.0 billion for the six months ended June 30, 2010, primarily reflecting (1) a $1.5 billion increase in advance ticket sales primarily for peak season travel, (2) $487 million in net income after adjusting for items such as depreciation and amortization and (3) a $455 million increase in accounts payable and accrued liabilities primarily related to increased operations due to seasonality and the improving economy. Cash provided by operating activities for the six months ended June 30, 2010 was partially offset by (1) a $285 million increase in accounts receivable associated with advance ticket sales and the timing of settlements and (2) a $179 million decrease in frequent flyer liability.

Cash Flows From Investing Activities

Cash used in investing activities totaled $874 million for the six months ended June 30, 2011, primarily reflecting investments of (1) $481 million for flight equipment, primarily aircraft modifications, including investments in full flat bed seats in BusinessElite and in-seat audio and video entertainment systems, and parts, (2) $229 million in net purchases of short-term investments and (3) $172 million for ground property and equipment. Included in flight equipment acquisitions are seven previously owned MD-90 aircraft.

Cash used in investing activities totaled $555 million for the six months ended June 30, 2010, primarily reflecting investments of $449 million for flight equipment and $75 million for ground property and equipment. Included in flight equipment acquisitions are seven previously owned MD-90 aircraft, four previously leased B-757-200 and two B-777-200LR aircraft.

Cash Flows From Financing Activities

Cash used in financing activities totaled $937 million for the six months ended June 30, 2011, reflecting the repayment of $1.0 billion in long-term debt and capital lease obligations, partially offset by $245 million in proceeds from aircraft financing. We also refinanced the loans under the $2.5 billion senior secured exit financing facilities as discussed above.

Cash used in financing activities totaled $1.6 billion for the six months ended June 30, 2010, reflecting the repayment of $1.6 billion in long-term debt and capital lease obligations, including repayment of $914 million of our Exit Revolving Facility.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board ("FASB") issued "Revenue Arrangements with Multiple Deliverables." The standard (1) revises guidance on when individual deliverables may be treated as separate units of accounting, (2) establishes a selling price hierarchy for determining the selling price of a deliverable, (3) eliminates the residual method for revenue recognition and (4) provides guidance on allocating consideration among separate deliverables. This guidance applies only to contracts entered into or materially modified after December 31, 2010. We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on the timing of revenue recognition or its allocation.

We determined that the only revenue arrangements impacted by the adoption of this standard are those associated with our frequent flyer program (the "SkyMiles Program"). The SkyMiles Program includes two types of transactions that are considered revenue arrangements with multiple deliverables. As discussed below, these are (1) passenger ticket sales earning mileage credits and (2) the sale of mileage credits to participating companies with which we have marketing agreements. Mileage credits are a separate unit of accounting as they can be redeemed by customers in future periods for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.

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

We continue to defer revenue from the mileage credit component of passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We also continue to record the portion of the passenger ticket sales for air transportation in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits as a part of these marketing agreements have two deliverables: (1) the mileage credits sold and (2) the marketing component. Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. The guidance does not apply to our existing contract with American Express or other contracts to sell mileage credits unless those contracts are materially modified. Therefore, we continue to use the residual method for revenue recognition and value only the mileage credits. Under the residual method, the portion of the revenue from the mileage component is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income as other revenue when the related marketing services are provided. We determine the value of a mileage credit based on an analysis of sales of mileage credits to other airlines.

If we enter into new contracts or materially modify existing contracts to sell mileage credits related to our SkyMiles Program, we will value the standalone selling price of the marketing component and allocate the revenue from the contract based on the relative selling price of the mileage credits and the marketing component. This could impact our deferral rate or cause an adjustment to our deferred revenue balance, in the case of a modification, which could materially impact our future financial results.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued "Presentation of Comprehensive Income." The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

Supplemental Information

We sometimes use information that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain of this information is considered to be “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. The non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

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

•	Profit sharing. Management believes the exclusion of this item provides a more meaningful comparison of our results to the airline industry and our prior year results.

•	Restructuring and other items. Management believes the exclusion of this item is helpful to investors to evaluate our recurring operational performance.

•	Mark-to-market ("MTM") adjustments. Management believes the adjustment of this item is helpful to evaluate our financial results related to operations in the period shown.

	Three Months Ended June 30,
	2011		2010
CASM	14.42	¢	12.46	¢
Items excluded:
Aircraft fuel and related taxes	(5.31)		(3.81)
Ancillary businesses	(0.38)		(0.28)
Profit sharing	(0.01)		(0.15)
Restructuring and other items	(0.24)		(0.14)
MTM adjustments for fuel hedges recorded in periods other than the settlement period	(0.02)		—
CASM excluding fuel and special items	8.46	¢	8.08	¢

The following table reconciles average price per fuel gallon to average price per fuel gallon adjusted for MTM adjustments for fuel hedges recorded in periods other than the settlement period.

Three Months Ended June 30, 2011
Average price per fuel gallon including fuel expense incurred under contract carrier arrangements	$3.23
MTM adjustments for fuel hedges recorded in periods other than the settlement period	(0.01)
Average price per fuel gallon adjusted for MTM adjustments for fuel hedges recorded in periods other than the settlement period	$3.22

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we enter into derivative instruments and monitor and adjust our portfolio of these instruments.

During the six months ended June 30, 2011, we transitioned our portfolio from primarily WTI to a combination of heating oil, Brent, WTI and jet fuel as the underlying commodities. We also entered into derivative instruments that effectively converted a portion of our heating oil positions to jet fuel positions. These additional derivatives reduce our exposure to price differentials between heating oil and jet fuel.

Our hedge portfolio uses common derivative contracts, including three-way collar, swap, collar and call option contracts. Three-way collars provide protection against rising fuel prices to a preset ceiling, above which we are exposed to market prices, while providing benefit when fuel prices decrease, as long as they remain above a preset floor.

As of June 30, 2011, our open fuel hedge position is as follows:

Percentage of Projected Fuel Consumption Hedged
Six months ending December 31, 2011(1)	57%
Year ending December 31, 2012	7%

(1)	41% of projected fuel consumption is hedged using three-way collars.

For the six months ended June 30, 2011, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $5.9 billion, or 35%, of our total operating expense, including $214 million of net fuel hedge gains. The following table shows the projected impact to aircraft fuel expense and fuel hedge margin for the six months ending December 31, 2011 based on our open fuel hedge contracts at June 30, 2011, assuming the following per barrel prices of WTI:

(in millions, except price per barrel)	Decrease (Increase) to Fuel Expense(1)	Hedge (Loss) Gain(2)	Net Impact	Fuel Hedge Margin (Posted to) Received from Counterparties
$80 / barrel	$730	$(160)	$570	$(80)
$100 / barrel	(220)	150	(70)	40
$120 / barrel	(1,170)	390	(780)	270
$140 / barrel	(2,110)	540	(1,570)	500

(1)
Projections based upon the (increase) decrease to fuel expense as compared to the WTI price per barrel of $95 at June 30, 2011 and estimated fuel consumption of 2.0 billion gallons for the six months ending December 31, 2011.

(2)	Projections based on average futures prices per barrel by contract settlement month compared to futures prices at June 30, 2011.

For additional information regarding our fuel hedge portfolio, see Note 3 to the Notes to the Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2011 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the June 2011 quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.

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
July 27, 2011

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

We withheld the following shares of common stock to satisfy tax withholding obligations during the June 2011 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
April 1-30, 2011	43,926	$9.96	43,926	(1)
May 1-31, 2011	11,092	$10.58	11,092	(1)
June 1-30, 2011	8,465	$9.66	8,465	(1)
Total	63,483		63,483

(1)
Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2007 Performance Compensation Plan. The 2007 Performance Compensation Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

ITEM 6. EXHIBITS

(a) Exhibits

Note to Exhibits: Any representations and warranties of a party set forth in any agreement (including all exhibits and schedules thereto) filed with this Quarterly Report on Form 10-Q have been made solely for the benefit of the other party or parties to the agreement. Some of those representations and warranties were made only as of the date of the agreement or such other date as specified in the agreement, may be subject to a contractual standard of materiality different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Such agreements are included with this filing only to provide investors with information regarding the terms of the agreements, and not to provide investors with any other factual or disclosure information regarding the registrant or its business.

10.1
Credit and Guaranty Agreement, dated as of April 20, 2011, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, UBS Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, J.P. Morgan Securities LLC, Barclays Capital, Citigroup Global Markets Inc., Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners, Goldman Sachs Lending Partners, LLC and UBS Securities LLC, as co-syndication agents, and Barclays Bank and Bank of America, N.A., as co-documentation agents.

10.2	Description of Certain Benefits of Members of the Board of Directors and Executive Officers
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011
31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011
32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011

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
July 27, 2011