Form 10-Q
period 2011-09-30
DELTA AIR LINES INC /DE/
filed 2011-10-25
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of September 30, 2011:
Common Stock, $0.0001 par value - 847,144,480 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,307	$2,892
Short-term investments	958	718
Restricted cash, cash equivalents and short-term investments	405	409
Accounts receivable, net of an allowance for uncollectible accounts of $39 and $40
at September 30, 2011 and December 31, 2010, respectively	1,816	1,456
Expendable parts and supplies inventories, net of an allowance for obsolescence of $96 and $104
at September 30, 2011 and December 31, 2010, respectively	380	318
Deferred income taxes, net	396	355
Prepaid expenses and other	1,067	1,159
Total current assets	7,329	7,307
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $5,172 and $4,164
at September 30, 2011 and December 31, 2010, respectively	20,256	20,307
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $582 and $530
at September 30, 2011 and December 31, 2010, respectively	4,697	4,749
Other noncurrent assets	960	1,031
Total other assets	15,451	15,574
Total assets	$43,036	$43,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,937	$2,073
Air traffic liability	4,072	3,306
Accounts payable	1,641	1,713
Frequent flyer deferred revenue	1,701	1,690
Accrued salaries and related benefits	1,203	1,370
Taxes payable	597	579
Other accrued liabilities	861	654
Total current liabilities	12,012	11,385
Noncurrent Liabilities:
Long-term debt and capital leases	12,557	13,179
Pension, postretirement and related benefits	11,250	11,493
Frequent flyer deferred revenue	2,604	2,777
Deferred income taxes, net	1,967	1,924
Other noncurrent liabilities	1,424	1,533
Total noncurrent liabilities	29,802	30,906
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 861,436,003 and 847,716,723
shares issued at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	13,983	13,926
Accumulated deficit	(8,823)	(9,252)
Accumulated other comprehensive loss	(3,724)	(3,578)
Treasury stock, at cost, 14,291,523 and 12,993,100 shares at September 30, 2011 and
December 31, 2010, respectively	(214)	(199)
Total stockholders' equity	1,222	897
Total liabilities and stockholders' equity	$43,036	$43,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Operating Revenue:
Passenger:
Mainline	$6,857	$6,204	$18,198	$16,170
Regional carriers	1,711	1,571	4,836	4,420
Total passenger revenue	8,568	7,775	23,034	20,590
Cargo	257	227	771	614
Other	991	948	2,911	2,762
Total operating revenue	9,816	8,950	26,716	23,966

Operating Expense:
Aircraft fuel and related taxes	2,881	2,023	7,710	5,666
Salaries and related costs	1,717	1,669	5,183	5,043
Contract carrier arrangements	1,432	1,236	4,142	3,125
Aircraft maintenance materials and outside repairs	428	405	1,398	1,174
Passenger commissions and other selling expenses	480	404	1,289	1,145
Contracted services	419	398	1,259	1,156
Depreciation and amortization	384	375	1,141	1,139
Landing fees and other rents	342	331	975	968
Passenger service	207	190	552	493
Aircraft rent	72	92	224	305
Profit sharing	167	185	175	275
Restructuring and other items	3	206	154	342
Other	424	433	1,265	1,212
Total operating expense	8,956	7,947	25,467	22,043

Operating Income	860	1,003	1,249	1,923

Other (Expense) Income:
Interest expense, net	(229)	(249)	(683)	(750)
Amortization of debt discount, net	(48)	(53)	(141)	(170)
Loss on extinguishment of debt	(5)	(360)	(38)	(360)
Miscellaneous, net	(31)	25	(35)	(55)
Total other expense, net	(313)	(637)	(897)	(1,335)

Income Before Income Taxes	547	366	352	588

Income Tax Benefit (Provision)	2	(3)	77	(14)

Net Income	$549	$363	$429	$574

Basic Earnings Per Share	$0.66	$0.43	$0.51	$0.69
Diluted Earnings Per Share	$0.65	$0.43	$0.51	$0.68

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2011	2010
Net Cash Provided By Operating Activities	$1,676	$2,514

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(676)	(753)
Ground property and equipment, including technology	(210)	(168)
Purchase of investments	(719)	(451)
Redemption of investments	503	—
Other, net	16	15
Net cash used in investing activities	(1,086)	(1,357)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(3,426)	(2,546)
Proceeds from long-term obligations	2,380	223
Debt issuance costs	(62)	—
Restricted cash and cash equivalents	(84)	—
Other, net	17	(5)
Net cash used in financing activities	(1,175)	(2,328)

Net Decrease in Cash and Cash Equivalents	(585)	(1,171)
Cash and cash equivalents at beginning of period	2,892	4,607
Cash and cash equivalents at end of period	$2,307	$3,436

Non-cash transactions:
Flight equipment under capital leases	$98	$203
JFK redevelopment project funded by third parties	70	—
Debt relief through vendor negotiations	—	160
Debt discount on American Express Agreement	—	110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results for the entire year.

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

Recent Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board ("FASB") issued "Revenue Arrangements with Multiple Deliverables." The standard (1) revises guidance on when individual deliverables may be treated as separate units of accounting, (2) establishes a selling price hierarchy for determining the selling price of a deliverable, (3) eliminates the residual method for revenue recognition and (4) provides guidance on allocating consideration among separate deliverables. It applies only to contracts entered into or materially modified after December 31, 2010. We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on the timing of revenue recognition or its classification.

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

Passenger Ticket Sales Earning Mileage Credits. The SkyMiles Program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program. We applied the new standard to passenger ticket sales earning mileage credits under our SkyMiles Program because we provide customers with two deliverables: (1) mileage credits earned and (2) air transportation. The new guidance requires us to value each component of the arrangement on a standalone basis. Our estimate of the standalone selling price of a mileage credit is based on an analysis of our sales of mileage credits to other airlines. We use established ticket prices to determine the standalone selling price of air transportation. Under the new guidance, we allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

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

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have two deliverables: (1) the mileage credits sold and (2) the marketing component. Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. The guidance does not apply to our existing contract with American Express or other contracts to sell mileage credits unless those contracts are materially modified. Therefore, we continue to use the residual method for revenue recognition and value only the mileage credits. Under the residual method, the portion of the revenue from the mileage component is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income as other revenue when the related marketing services are provided. We determine the value of a mileage credit based on an analysis of our sales of mileage credits to other airlines.

If we enter into new contracts or materially modify existing contracts to sell mileage credits related to our SkyMiles Program, we will value the standalone selling price of the marketing component and allocate the revenue from the contract based on the relative selling price of the mileage credits and the marketing component. A material modification of an existing contract could impact our deferral rate or cause an adjustment to our deferred revenue balance, which could materially impact our future financial results.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective prospectively for fiscal years beginning after December 15, 2011. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income. It is effective retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this standard in the March 2012 quarter. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued "Testing Goodwill for Impairment." The standard revises the way in which entities test goodwill for impairment. It is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this standard and apply the provisions to our annual goodwill impairment test in the December 2011 quarter. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

Disclosures about an Employer's Participation in a Multiemployer Plan

In September 2011, the FASB issued "Disclosures about an Employer's Participation in a Multiemployer Plan." The standard revises the way in which entities disclose participation in a multiemployer plan. It is effective retrospectively for fiscal years ending after December 15, 2011. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2011	Level 1	Level 2	Level 3
Cash equivalents	$2,082	$2,082	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and short-term investments	441	441	—	—
Long-term investments	134	—	25	109
Hedge derivatives, net
Fuel hedge contracts	(119)	—	(119)	—
Interest rate contracts	(119)	—	(119)	—
Foreign currency exchange contracts	(92)	—	(92)	—

(in millions)	December 31, 2010	Level 1	Level 2	Level 3
Cash equivalents	$2,696	$2,696	$—	$—
Short-term investments	718	718	—	—
Restricted cash equivalents and short-term investments	440	440	—	—
Long-term investments	144	—	25	119
Hedge derivatives, net
Fuel hedge contracts	351	—	351	—
Interest rate contracts	(74)	—	(74)	—
Foreign currency exchange contracts	(96)	—	(96)	—

Cash Equivalents, Short-term Investments and Restricted Cash Equivalents and Short-term Investments. Cash equivalents and short-term investments generally consist of money market funds and treasury bills. Restricted cash equivalents and short-term investments are primarily held to meet certain projected self-insurance obligations and generally consist of money market funds and time deposits. A portion of our restricted cash equivalents and short-term investments are recorded in other noncurrent assets. Cash equivalents, short-term investments and restricted cash equivalents and short-term investments are recorded at cost, which approximates fair value. Fair value is based on the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Long-term Investments. Long-term investments are comprised primarily of student loan backed and insured auction rate securities, which are recorded at fair value. At September 30, 2011 and December 31, 2010, the fair value of our auction rate securities was $109 million and $119 million, respectively. The cost of these investments was $133 million and $143 million, respectively. These investments are classified as long-term in other noncurrent assets.

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

Hedge Derivatives. Our derivative instruments are primarily comprised of contracts that are privately negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel derivative instruments generally consist of (1) single and multi-structured option contracts, (2) swap contracts and (3) futures contracts. Heating oil, crude oil and jet fuel are the underlying commodities for these instruments. Option contracts are valued under the income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 16% to 52% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap and futures contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount factors used in these valuations ranged from 0.995 to 0.999 based on interest rates applicable to the maturity dates of the swap and futures contracts.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In the September 2010 quarter, we recorded a $146 million impairment charge primarily related to our decision to substantially reduce the fleet of Comair over the two years ending December 31, 2012 by retiring older, less-efficient CRJ-100/200 50-seat aircraft. In evaluating these aircraft for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, (3) the current and projected supply of and demand for these aircraft and (4) the condition and age of the aircraft. Based on our fair value assessments, these aircraft have an aggregate estimated fair value of $97 million and are classified in Level 3 of the three-tier fair value hierarchy.

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

(in millions)	September 30, 2011	December 31, 2010
Total debt at par value	$14,543	$15,442
Unamortized discount, net	(793)	(935)
Net carrying amount	$13,750	$14,507
Fair value	$14,200	$15,400

NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Our results of operations are impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we enter into derivative instruments and monitor and adjust our portfolio of these instruments. Our hedge portfolio generally consists of (1) single and multi-structured option contracts, (2) swap contracts and (3) futures contracts.

In June 2011, we discontinued hedge accounting for our then existing fuel derivative instruments that had been designated as accounting hedges. Prior to this change in accounting designation, gains or losses on these instruments were deferred in accumulated other comprehensive loss until contract settlement. At September 30, 2011, $45 million of unrealized gains remained in accumulated other comprehensive loss related to these instruments. We will reclassify these gains to earnings on the original contract settlement dates through June 2012. Because fuel derivative instruments are no longer designated as accounting hedges, we will record market adjustments for the changes in their fair value to earnings during their remaining contract terms.

Hedge Gains (Losses)

Gains (losses) recorded on the Condensed Consolidated Financial Statements related to our hedge contracts, including those previously designated as accounting hedges, are as follows:

	Effective Portion Recognized in Other Comprehensive Income (Loss)		Effective Portion Reclassified from Accumulated Other Comprehensive Loss to Earnings		Ineffective Portion Recognized in Other (Expense) Income
(in millions)	2011	2010	2011	2010	2011	2010
Three Months Ended September 30
Fuel hedge contracts(1)	$(70)	$165	$68	$(66)	$—	$12
Interest rate contracts(2)	(51)	(16)	—	(1)	—	—
Foreign currency exchange contracts(3)	(22)	(25)	(31)	(12)	—	—
Total designated	$(143)	$124	$37	$(79)	$—	$12
Nine Months Ended September 30
Fuel hedge contracts(1)	$(136)	$(61)	$202	$(92)	$(10)	$(25)
Interest rate contracts(2)	(44)	(55)	—	(1)	—	—
Foreign currency exchange contracts(3)	4	(33)	(53)	(21)	—	—
Total designated	$(176)	$(149)	$149	$(114)	$(10)	$(25)

(1)
Gains (losses) on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes. For the three and nine months ended September 30, 2011, we recorded mark-to-market losses of $179 million and $99 million, respectively, related to contracts that were not designated as hedges in aircraft fuel and related taxes.

(2)	Gains (losses) on interest rate contracts reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains (losses) on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger revenue.

We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our derivative instruments designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at September 30, 2011, we believe our derivative instruments that continue to be designated as hedges, consisting of interest rate swap and foreign currency exchange forward contracts, will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

As of September 30, 2011, we recorded in accumulated other comprehensive loss $6 million of net gains on hedge contracts scheduled to settle in the next 12 months.

Hedge Position

The following table reflects the fair value asset (liability) positions of our hedge contracts:

(in millions, unless otherwise stated)	Notional Balance	Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Margin Receivable (Payable), net
As of September 30, 2011:
Designated as hedges
Interest rate contracts	$1,014	December 2012 - May 2019	$—	$—	$(59)	$(60)
Foreign currency exchange contracts	137.3 billion Japanese yen; 370 million Canadian dollars	October 2011 - April 2014	11	11	(63)	(51)
Total designated			11	11	(122)	(111)
Not designated as hedges
Fuel hedge contracts	1.9 billion gallons - heating oil, crude oil and jet fuel	October 2011 - December 2012	97	—	(213)	(3)
Total derivative instruments			$108	$11	$(335)	$(114)	$27
As of December 31, 2010:
Designated as hedges
Fuel hedge contracts	1.5 billion gallons - crude oil	January 2011 - February 2012	$328	$24	$—	$—
Interest rate contracts	$1,143	August 2011 - May 2019	—	—	(35)	(39)
Foreign currency exchange contracts	141.1 billion Japanese yen; 233 million Canadian dollars	January 2011 - November 2013	—	—	(60)	(36)
Total designated			328	24	(95)	(75)
Not designated as hedges
Fuel hedge contracts	192 million gallons - crude oil and crude oil products	January 2011 - December 2011	27	14	(19)	(8)
Total derivative instruments			$355	$38	$(114)	$(83)	$(119)

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty. We monitor our relative market position with each counterparty.

Our hedge contracts contain margin funding requirements, which are driven by changes in the price of the underlying hedge items and the instruments used. Our margin funding requirements may require us to post margin to counterparties or may require our counterparties to post margin to us as market prices in the underlying hedge items change. Due to the fair value position of our hedge contracts as of September 30, 2011, we paid $27 million in net hedge margin to counterparties.

NOTE 4. DEBT

Pacific Routes Term Loan Facility due 2016

During the March 2011 quarter, we amended our $250 million first lien term loan facility, which is secured by our Pacific route authorities and certain related assets (the “Pacific Routes Term Loan Facility”), to, among other things, (1) reduce the interest rate, (2) extend the maturity date from September 2013 to March 2016 and (3) modify certain negative covenants and default provisions to be substantially similar to those described below under “Senior Secured Credit Facilities due 2016 and 2017.” The Pacific Routes Term Loan Facility bears interest at a variable rate equal to LIBOR, which shall not be less than 1.25%, or another index rate, in each case plus a specified margin. As of September 30, 2011, the Pacific Routes Term Loan Facility had an interest rate of 4.25% per annum.

Certificates

During the nine months ended September 30, 2011, we received proceeds from offerings of Pass-Through Trust Certificates ("EETC") as shown in the table below. We used the proceeds of these offerings to refinance aircraft securing other debt instruments at their maturities, primarily the 2001-1 EETC, to reimburse ourselves for the prior refinancing of certain aircraft and for general corporate purposes.

During the September 2011 quarter, we paid $693 million to retire the outstanding principal amount under the 2001-1 EETC, which resulted in the release of 36 aircraft that had secured the 2001-1 EETC. We used 10 of those aircraft as security for the 2010-2 EETC and the remaining 26 aircraft to secure the 2011-1 EETC. As a result of using those aircraft as security for the 2010-2 and 2011-1 EETC offerings, we received $591 million in proceeds that had been held in escrow. During the March 2011 quarter, we received $243 million in net proceeds from the 2010-1B and 2010-2 EETC offerings.

The following table shows proceeds received during the nine months ended September 30, 2011 from EETC offerings:

(In millions, unless otherwise stated)	March 2011 Quarter Proceeds Received	September 2011 Quarter Proceeds Received	Total Principal		Fixed Interest Rate	Offering Completion Date	Final Maturity Date	Collateral
2010-1B	$100	$—	$100		6.375%	February 2011	January 2016	24	aircraft
2010-2A	51	153	474	(1)	4.950%	November 2010	May 2019	28	aircraft
2010-2B	92	43	135		6.750%	February 2011	November 2015	28	aircraft (2)
2011-1A	—	293	293		5.300%	April 2011	April 2019	26	aircraft
2011-1B	—	102	102		7.125%	August 2011	October 2014	26	aircraft (3)
Total	$243	$591	$1,104

(1)	In November 2010, we received and used $270 million in proceeds from the 2010-2A EETC to finance or refinance 12 aircraft.

(2)	The 2010-2B EETC is secured by the same 28 aircraft that secure the 2010-2A EETC.

(3)	The 2011-1B EETC is secured by the same 26 aircraft that secure the 2011-1A EETC.

Senior Secured Credit Facilities due 2016 and 2017

During the June 2011 quarter, we entered into senior secured first-lien credit facilities (the “Senior Secured Credit Facilities”) to borrow up to $2.6 billion. The Senior Secured Credit Facilities consist of a $1.2 billion first-lien revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”), and a $1.4 billion first-lien term loan facility (the “Term Loan Facility”). At September 30, 2011, the Term Loan Facility was outstanding and the Revolving Credit Facility was undrawn.

In connection with entering into the Senior Secured Credit Facilities, we retired the outstanding loans under our $2.5 billion senior secured exit financing facilities (due April 2012 and April 2014), and terminated those facilities as well as an existing undrawn $100 million revolving credit facility.

Borrowings under the Term Loan Facility must be repaid annually in an amount equal to 1% of the original principal amount (to be paid in equal quarterly installments). All remaining borrowings under the Term Loan Facility are due in April 2017. Borrowings under the Revolving Credit Facility are due in April 2016. The Senior Secured Credit Facilities bear interest at a variable rate equal to LIBOR (subject to a 1.25% floor) or another index rate, in each case plus a specified margin. As of September 30, 2011, the Term Loan Facility had an interest rate of 5.5% per annum.

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

Future Maturities

The following table summarizes scheduled maturities of our debt, including current maturities, at September 30, 2011:

Years Ending December 31, (in millions)	Total Secured and Unsecured Debt	Amortization of Debt Discount, net
Three months ending December 31, 2011	$432	$(53)
2012	1,848	(201)
2013	1,578	(165)
2014	2,417	(111)
2015	1,439	(76)
Thereafter	6,829	(187)
Total	$14,543	$(793)	$13,750

Covenants

We were in compliance with all covenants in our financing agreements at September 30, 2011.

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

The following table summarizes our aircraft purchase commitments at September 30, 2011:

Years Ending December 31, (in millions)
Three months ending December 31, 2011	$30
2012	215
2013	530
2014	745
2015	760
2016	760
Thereafter	3,810
Total	$6,850

During the September 2011 quarter, we entered into an agreement with The Boeing Company to purchase 100 B-737-900ER aircraft with deliveries beginning in 2013 and continuing through 2018. We have obtained committed long-term financing for a substantial portion of the purchase price of these aircraft.

Our aircraft purchase commitments at September 30, 2011 relate to 100 B-737-900ER aircraft, 18 B-787-8 aircraft and 11 previously owned MD-90 aircraft. Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

Contract Carrier Agreements

During the nine months ended September 30, 2011, we had contract carrier agreements with nine contract carriers, including our wholly-owned subsidiary, Comair. For additional information about our contract carrier agreements, see Note 7 of the Notes to the Consolidated Financial Statements in our Form 10-K.

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

We estimate that the total fair values, determined as of September 30, 2011, of the aircraft Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the "Put Right") are approximately $140 million and $430 million, respectively. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If the Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought.

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of unrestricted cash. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. There was no Reserve or amounts withheld as of September 30, 2011 or December 31, 2010.

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

Certain of our aircraft and other financing transactions include provisions that require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In certain of these financing transactions, we also bear the risk of certain changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

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

Employees Under Collective Bargaining Agreements

At September 30, 2011, we had approximately 79,700 full-time equivalent employees. Approximately 16% of these employees were represented by unions.

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

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims from acts of terrorism, war or similar events and (2) increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through September 30, 2012, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.

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

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2011	2010	2011	2010
Three Months Ended September 30
Service cost	$—	$—	$13	$14
Interest cost	242	245	45	49
Expected return on plan assets	(181)	(169)	(22)	(22)
Amortization of prior service benefit	—	—	(1)	(1)
Recognized net actuarial loss (gain)	14	12	(3)	(1)
Settlements	—	4	—	—
Net periodic cost	$75	$92	$32	$39
Nine Months Ended September 30
Service cost	$—	$—	$39	$44
Interest cost	726	737	135	147
Expected return on plan assets	(543)	(508)	(67)	(68)
Amortization of prior service benefit	—	—	(2)	(3)
Recognized net actuarial loss (gain)	42	36	(9)	(3)
Settlements	—	10	—	—
Net periodic cost	$225	$275	$96	$117

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Instruments(1)	Valuation Allowance	Total
Balance at December 31, 2010	$(2,053)	$(312)	$(1,213)	$(3,578)
Changes in fair value	—	214	—	214
Reclassification into earnings	10	(49)	—	(39)
Tax effect	(4)	(61)	65	—
Balance at March 31, 2011	$(2,047)	$(208)	$(1,148)	$(3,403)
Changes in fair value	—	(135)	—	(135)
Reclassification into earnings	8	(63)	—	(55)
Tax effect	(3)	73	(70)	—
Balance at June 30, 2011	$(2,042)	$(333)	$(1,218)	$(3,593)
Changes in fair value	—	(106)	—	(106)
Reclassification into earnings	12	(37)	—	(25)
Tax effect	(5)	54	(49)	—
Balance at September 30, 2011	$(2,035)	$(422)	$(1,267)	$(3,724)

(1)
Includes $321 million of deferred income tax expense that will remain in accumulated other comprehensive loss until all amounts in accumulated other comprehensive loss that relate to fuel derivatives which were designated as accounting hedges are recognized in the Consolidated Statement of Operations. For additional information see Note 9.

Total comprehensive income for the three months ended September 30, 2011 and 2010 was $418 million and $500 million, respectively. Total comprehensive income for the nine months ended September 30, 2011 and 2010 was $283 million and $421 million, respectively.

NOTE 8. RESTRUCTURING AND OTHER ITEMS

The following table shows charges recorded in restructuring and other items on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Severance and related costs	$3	$7	$83	$15
Facilities and fleet	—	146	71	182
Merger-related items	—	53	—	145
Total restructuring and other items	$3	$206	$154	$342

Severance and related costs. During the nine months ended September 30, 2011, we offered voluntary workforce reduction programs to align staffing with expected future capacity. Charges primarily represent severance costs related to employees who elected to participate in the voluntary programs.

Facilities and fleet. During the nine months ended September 30, 2011, we recorded charges related to our facilities consolidation and fleet assessments. During the nine months ended September 30, 2010, we recorded asset impairment charges related to the Comair fleet reduction initiative and retired dedicated freighter aircraft. For additional information about our Comair fleet reduction initiative and a discussion of the methodology used to estimate the current fair values of these aircraft, see Note 2.

Merger-related items. Merger-related items are costs associated with Northwest and the integration of Northwest operations into Delta.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Facilities and Other	Total
Balance as of December 31, 2010	$20	$85	$105
Additional cost and expenses	83	—	83
Payments	(14)	(18)	(32)
Balance as of September 30, 2011	$89	$67	$156

NOTE 9. INCOME TAXES

We recorded an income tax benefit of $77 million for the nine months ended September 30, 2011, primarily related to the recognition of alternative minimum tax refunds received for 2008 and 2009.

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the “Income Tax Allocation”). For the year ended December 31, 2009, as a result of the Income Tax Allocation, we recorded a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million on other comprehensive income. The deferred income tax expense will remain in accumulated other comprehensive loss until all amounts in accumulated other comprehensive loss that relate to fuel derivatives which were designated as accounting hedges are recognized in the Consolidated Statement of Operations.

NOTE 10. EARNINGS PER SHARE

We calculate basic earnings per share by dividing the net income by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings per share.

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Net income	$549	$363	$429	$574

Basic weighted average shares outstanding	838	835	838	834
Dilutive effects of share based awards	6	7	6	8
Diluted weighted average shares outstanding	844	842	844	842

Basic earnings per share	$0.66	$0.43	$0.51	$0.69
Diluted earnings per share	$0.65	$0.43	$0.51	$0.68

Antidilutive common stock equivalents excluded from diluted earnings per share	26	25	25	23

During the nine months ended September 30, 2011, we issued nine million and one million shares of common stock to settle the remaining bankruptcy claims under Delta's and Northwest's Plans of Reorganization, respectively. Delta and Northwest emerged from Chapter 11 in 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2011 Quarter Financial Highlights

We reported net income of $549 million for the September 2011 quarter, compared to net income of $363 million for the September 2010 quarter. Total operating revenue increased 10%, or $866 million, primarily due to higher passenger revenues as we were able to adjust ticket prices in response to higher fuel prices, on a 1% decline in capacity. Including our contract carriers under capacity purchase agreements, fuel expense increased $1 billion due to higher fuel prices, compared to the September 2010 quarter. Other expense, net decreased $324 million primarily due to a non-cash loss on extinguishment of debt recorded in the September 2010 quarter. Our operating margin for the September 2011 quarter was 9%. We ended the September 2011 quarter with $5.1 billion in unrestricted liquidity, consisting of cash and cash equivalents, short-term investments and availability under credit facilities.

Our consolidated operating cost per available seat mile ("CASM") for the September 2011 quarter increased to 14.16 cents compared to 12.48 cents in the September 2010 quarter, primarily reflecting higher fuel prices. For the September 2011 quarter, CASM-Ex (a non-GAAP financial measure as defined in "Supplemental Information" below) was 8.10 cents, or 3.3% higher than the September 2010 quarter, primarily reflecting higher revenue-related expenses, higher salaries and related costs, and foreign exchange impact. Including fuel hedge activity, our average fuel price for the September 2011 quarter was $3.29 per gallon, compared to $2.29 per gallon for the September 2010 quarter. Our average fuel price adjusted for mark-to-market adjustments for fuel hedges recorded in periods other than the settlement period (a non-GAAP financial measure as defined in “Supplemental Information” below) was $3.09 per gallon for the September 2011 quarter.

Increases in jet fuel prices and other cost pressures adversely affected our financial results. As previously announced, we are taking the following actions which are intended to mitigate the impact of higher fuel prices on our financial results and to reduce our non-fuel unit costs:

•	Adjusting fares in response to higher fuel prices and continuing to grow our revenues by providing new products and services, such as our new Economy Comfort product;

•
Reducing December 2011 quarter system capacity by 4-5% year-over-year, focused in markets where revenues do not cover higher fuel costs. Domestic capacity is expected to decrease 3-5%, which includes the retirement of less efficient aircraft. Our transatlantic capacity is expected to decrease 10-12%, as we work with our joint venture partners, AirFrance-KLM and Alitalia, to reduce our combined fourth quarter transatlantic capacity;

•	Retiring our least efficient aircraft, including the DC9-50 and regional turboprop fleets and 50-seat regional jets;

•	Resizing our workforce through voluntary workforce reduction programs. Approximately 2,000 employees elected to participate in those programs; and

•	Consolidating facilities in Atlanta, Minneapolis, Cincinnati and Memphis.

Fleet Strategy

During the September 2011 quarter, we entered into an agreement with The Boeing Company ("Boeing") to purchase 100 B-737-900ER aircraft with deliveries beginning in 2013 and continuing through 2018. This order will enable us to add 100 fuel-efficient, state-of-the-art 180-seat aircraft to our fleet, replacing on a capacity-neutral basis older, less efficient aircraft that will be retired from our fleet. We have obtained committed long-term financing for a substantial portion of the purchase price of these aircraft. After giving effect to this order, we have total aircraft purchase commitments of $6.9 billion, including $30 million for the three months ending December 31, 2011, $215 million in 2012, $530 million in 2013, $745 million in 2014, $760 million in 2015, $760 million in 2016 and $3.8 billion after 2016.

During 2010 and in the first nine months of 2011, we purchased or leased 28 previously owned MD-90 aircraft. Over the next two to three years, we expect to bring into service 30 to 40 previously owned MD-90 aircraft (including the 28 aircraft described above) to offset a portion of our planned retirement of less efficient aircraft. We believe the retirement of these less efficient aircraft will result in maintenance savings.

We continue to focus on investing in our existing fleet, including investments to: (1) add winglets to increase fuel efficiency and (2) expand the first class cabin on certain of our domestic mainline fleet in response to business customer demand. We are also investing in our international transoceanic aircraft to enhance our product by featuring (1) full flat bed seats in BusinessElite, (2) our Economy Comfort product and (3) in-seat audio and video in all cabins. In addition, we are making investments in our regional aircraft product to create a consistent experience to offer first class cabins and Wi-Fi on our 70 and 76 seat regional jets.

New York Strategy

Strengthening our position in New York City is an important part of our network strategy. As discussed below, key components of this strategy are operating a domestic hub at New York's LaGuardia Airport and creating a state-of-the-art facility at New York's John F. Kennedy International Airport ("JFK").

In May 2011, we entered into an amended agreement with US Airways under which (1) Delta would acquire 132 pairs of takeoff and landing rights (each, a “slot pair”) at LaGuardia from US Airways and (2) US Airways would acquire from Delta 42 slot pairs at Reagan National; the rights to operate additional daily service to Sao Paulo, Brazil in 2015; and $66.5 million in cash. The completion of the transaction is subject to certain conditions, including government and regulatory approvals. Our amended agreement replaced a 2009 agreement that was approved by the U.S. Department of Transportation (“DOT”), but under terms not acceptable to Delta and US Airways, and never completed. On October 11, 2011, the DOT issued a final order approving with conditions the joint waiver request of Delta and US Airways from the existing Federal Aviation Administration ("FAA") prohibition on purchasing slots at LaGuardia. The DOT order requires the divestiture of 16 slot pairs at LaGuardia and eight slot pairs at Reagan National to airlines with limited or no service at those airports. Under our agreement with US Airways, we have agreed to divest the required slot pairs at both LaGuardia and Reagan National. On October 12, 2011, Delta and US Airways notified the FAA of our intention to proceed with the transaction on the terms and conditions contained in the DOT order. We expect the transaction to be consummated in early December 2011.

At JFK, we currently operate domestic flights primarily at Terminal 2, and international flights at Terminal 3 and, to a lesser extent, Terminal 4. During the December 2010 quarter, we began a redevelopment project at JFK that includes the (1) enhancement and expansion of Terminal 4, including the construction of nine new international gates; (2) construction of a passenger connector between Terminal 2 and Terminal 4; (3) demolition of the outdated Terminal 3, which was constructed in 1960; and (4) development of the Terminal 3 site for aircraft parking positions. We estimate this project will cost approximately $1.2 billion and will be completed in stages over five years. Construction at Terminal 4 has commenced and is scheduled to be completed in 2013. Upon completion of the Terminal 4 expansion, we will relocate our operations from Terminal 3 to Terminal 4; proceed with the demolition of Terminal 3; and thereafter conduct coordinated flight operations from Terminals 2 and 4. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements in our Form 10-K.

Results of Operations - September 2011 and 2010 Quarters

Operating Revenue

	Three Months Ended September 30,
(in millions)	2011	2010	Increase	% Increase
Passenger:
Mainline	$6,857	$6,204	$653	11%
Regional carriers	1,711	1,571	140	9%
Total passenger revenue	8,568	7,775	793	10%
Cargo	257	227	30	13%
Other	991	948	43	5%
Total operating revenue	$9,816	$8,950	$866	10%

		Increase (Decrease) vs. Three Months Ended September 30, 2010
(in millions)	Three Months Ended September 30, 2011	Passenger Revenue	RPMs(1) (Traffic)	ASMs (2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$3,536	10%	(1)%	(2)%	10%	12%	1.2	pts
Atlantic	1,796	6%	(4)%	(4)%	10%	10%	0.3	pts
Pacific	1,073	22%	9%	14%	12%	7%	(4.4)	pts
Latin America	452	14%	1%	1%	12%	13%	0.5	pts
Total Mainline	6,857	11%	—%	—%	11%	11%	0.1	pts
Regional carriers	1,711	9%	(1)%	(3)%	10%	12%	1.3	pts
Total passenger revenue	$8,568	10%	—%	(1)%	11%	11%	0.2	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Mainline Passenger Revenue. Mainline passenger revenue increased primarily from an improvement in the passenger mile yield due to fare increases implemented in response to higher fuel prices and from higher revenue under corporate travel contracts.

•
Domestic. Domestic mainline passenger revenue increased 10% due to a 12% improvement in PRASM on a 2% decline in capacity. The improvement in PRASM reflects a higher passenger mile yield driven by fare increases and an approximate $70 million benefit from the suspension of the FAA excise taxes for a short period during the September 2011 quarter.

•
International. International mainline passenger revenue increased 12% due to a 10% improvement in PRASM on a 2% capacity increase. Passenger mile yield increased 11%, reflecting increased business and leisure travel and increased fares, including fuel surcharges. Atlantic passenger revenue increased 6% due to a 10% improvement in passenger mile yield on a 4% decline in capacity. We intend to continue reducing capacity in the Atlantic market during the December 2011 quarter to align with expected demand. Pacific passenger revenue increased 22% due to an improvement in passenger mile yield and a stronger revenue environment, partially offset by the continuing effects of the March 2011 events in Japan. Latin America passenger revenue increased 14% from a stronger revenue environment for both business and leisure travel with higher PRASM and passenger mile yield driven by fare increases.

Regional carriers. Passenger revenue from regional carriers increased 9% due to a 12% improvement in PRASM on a 3% decline in capacity. Passenger mile yield increased 10%, reflecting fare increases we implemented in response to increased fuel prices.

Cargo. Cargo revenue increased 13% due to a 10% improvement in yield and a 3% increase in volume.

Other. Other revenue increased due to a higher volume of engines repaired for third parties by our aircraft maintenance, repair and overhaul ("MRO") services business, partially offset by lower baggage fee revenue.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2011	2010
Aircraft fuel and related taxes	$2,881	$2,023	$858	42%
Salaries and related costs	1,717	1,669	48	3%
Contract carrier arrangements	1,432	1,236	196	16%
Aircraft maintenance materials and outside repairs	428	405	23	6%
Passenger commissions and other selling expenses	480	404	76	19%
Contracted services	419	398	21	5%
Depreciation and amortization	384	375	9	2%
Landing fees and other rents	342	331	11	3%
Passenger service	207	190	17	9%
Aircraft rent	72	92	(20)	(22)%
Profit sharing	167	185	(18)	(10)%
Restructuring and other items	3	206	(203)	(99)%
Other	424	433	(9)	(2)%
Total operating expense	$8,956	$7,947	$1,009	13%

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased $858 million, reflecting an $833 million increase due to higher average unhedged fuel prices and a $47 million increase in net fuel hedge losses. During the September 2011 quarter, our net fuel hedge losses included $208 million of losses for mark-to-market adjustments recorded in periods other than the settlement period.

Salaries and related costs. Salaries and related costs increased due to a 3% average increase in headcount and employee pay increases.

Contract carrier arrangements. Contract carrier arrangements expense increased primarily due to higher average fuel prices, which increased fuel costs $165 million.

Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased primarily due to higher revenue-related expenses, such as credit card and sales commissions.

Aircraft rent. Aircraft rent decreased primarily due to the renegotiation of certain existing leases.

Restructuring and other items. During the September 2010 quarter, we recorded a $206 million charge primarily related to the Comair fleet reduction initiative and merger-related items associated with Northwest and the integration of Northwest operations into Delta.

Other (Expense) Income

Other expense, net for the September 2011 quarter was $313 million compared to $637 million for the September 2010 quarter. This change is attributable to the following:

(in millions)	Favorable (Unfavorable) vs. Three Months Ended September 30, 2010
Interest expense, net	$20
Amortization of debt discount, net	5
Loss on extinguishment of debt (1)	355
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	(12)
Foreign currency exchange rates	(34)
Other	(10)
Total other expense, net	$324

(1)	During the September 2010 quarter, we recorded a $360 million loss on the extinguishment of debt.

Income Taxes

We did not record an income tax provision for U.S federal income tax purposes as a result of our income in the September 2011 and 2010 quarters since our deferred tax assets are fully reserved by a valuation allowance.

Results of Operations - Nine Months Ended September 30, 2011 and 2010

Operating Revenue

	Nine Months Ended September 30,
(in millions)	2011	2010	Increase	% Increase
Passenger:
Mainline	$18,198	$16,170	$2,028	13%
Regional carriers	4,836	4,420	416	9%
Total passenger revenue	23,034	20,590	2,444	12%
Cargo	771	614	157	26%
Other	2,911	2,762	149	5%
Total operating revenue	$26,716	$23,966	$2,750	11%

		Increase (Decrease) vs. Nine Months Ended September 30, 2010
(in millions)	Nine Months Ended September 30, 2011	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$9,912	11%	—%	—%	11%	11%	(0.2)	pts
Atlantic	4,364	11%	2%	5%	9%	6%	(2.9)	pts
Pacific	2,549	22%	7%	14%	14%	8%	(4.8)	pts
Latin America	1,373	14%	(2)%	(1)%	16%	15%	(0.9)	pts
Total Mainline	18,198	13%	1%	3%	11%	9%	(1.5)	pts
Regional carriers	4,836	9%	(3)%	(2)%	12%	12%	(0.4)	pts
Total passenger revenue	$23,034	12%	1%	2%	11%	9%	(1.3)	pts

Mainline Passenger Revenue. Mainline passenger revenue increased primarily due to an improvement in the passenger mile yield from fare increases implemented in response to higher fuel prices and from higher revenue under corporate travel contracts.

•
Domestic. Domestic mainline passenger revenue increased 11% due to an 11% improvement in PRASM while capacity remained flat. The improvement in PRASM reflects higher passenger mile yield driven by fare increases and a $70 million benefit from the suspension of the FAA excise taxes for a short period during the September 2011 quarter.

•
International. International mainline passenger revenue increased 15% due to an 8% improvement in PRASM on a 6% capacity increase. Passenger mile yield increased 12%, reflecting increased business and leisure travel and increased fares, including fuel surcharges. Atlantic passenger revenue increased 11% while PRASM increased 6%. We and the industry faced overcapacity, particularly in the March 2011 quarter, which prevented us from increasing ticket prices sufficiently to cover higher fuel prices. We intend to continue reducing capacity in the Atlantic market during the December 2011 quarter to align with expected demand. Pacific passenger revenue increased 22% as a result of an improvement in passenger mile yield and a stronger revenue environment, partially offset by the negative impact from the March 2011 events in Japan. Latin America passenger revenue benefited from higher passenger mile yield driven by fare increases.

Regional carriers. Passenger revenue from regional carriers increased 9% due to a 12% improvement in PRASM on a 2% decline in capacity. Passenger mile yield increased 12%, reflecting fare increases we implemented in response to increased fuel prices.

Cargo. Cargo revenue increased 26% due to a 14% improvement in yield and an 11% increase in volume.

Other. Other revenue increased due to a higher volume of engines repaired for third parties by our MRO services business, partially offset by lower baggage fee revenue.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2011	2010
Aircraft fuel and related taxes	$7,710	$5,666	$2,044	36%
Salaries and related costs	5,183	5,043	140	3%
Contract carrier arrangements	4,142	3,125	1,017	33%
Aircraft maintenance materials and outside repairs	1,398	1,174	224	19%
Passenger commissions and other selling expenses	1,289	1,145	144	13%
Contracted services	1,259	1,156	103	9%
Depreciation and amortization	1,141	1,139	2	—%
Landing fees and other rents	975	968	7	1%
Passenger service	552	493	59	12%
Aircraft rent	224	305	(81)	(27)%
Profit sharing	175	275	(100)	(36)%
Restructuring and other items	154	342	(188)	(55)%
Other	1,265	1,212	53	4%
Total operating expense	$25,467	$22,043	$3,424	16%

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

Aircraft fuel and related taxes. Aircraft fuel and related taxes increased $2.0 billion, reflecting a $2.3 billion increase due to higher average unhedged fuel prices and $136 million of capacity-related consumption increases. These increases were partially offset by a $193 million improvement in net fuel hedge results and by the change in reporting described above due to the transactions involving Compass and Mesaba. During the nine months ended September 30, 2011, our net fuel hedge gains included $190 million of losses for mark-to-market adjustments recorded in periods other than the settlement period.

Salaries and related costs. Salaries and related costs increased due to a 4% average increase in headcount and employee pay increases, partially offset by the change in reporting described above due to the transactions involving Compass and Mesaba.

Contract carrier arrangements. Contract carrier arrangements expense increased as a result of the change in reporting described above due to the transactions involving Compass and Mesaba and $455 million in increased fuel costs from higher average fuel prices.

Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs increased primarily due to a higher volume of engines repaired for third parties by our MRO services business. This increased volume is also reflected in other revenue as described above.

Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased primarily due to higher revenue-related expenses, such as credit card and sales commissions.

Contracted services. Contracted services increased primarily due to revenue-related volume increases. The increase in contracted services was partially offset by the change in reporting described above due to the transactions involving Compass and Mesaba.

Aircraft rent. Aircraft rent decreased primarily due to the change in reporting described above due to the transactions involving Compass and Mesaba and the renegotiation of certain existing leases.

Restructuring and other items. Restructuring and other items decreased $188 million, primarily due to the following:

•
During the nine months ended September 30, 2011, we recorded an $83 million charge primarily related to severance costs associated with voluntary workforce reduction programs offered to align staffing with planned capacity reductions and a $71 million charge related to our facilities consolidation and fleet assessments.

•
During the nine months ended September 30, 2010, we recorded $182 million in asset impairment charges related to the Comair fleet reduction initiative and retired dedicated freighter aircraft and a $145 million charge for merger-related items associated with Northwest and the integration of Northwest operations into Delta.

Other (Expense) Income

Other expense, net for the nine months ended September 30, 2011 was $897 million compared to $1.3 billion for the nine months ended September 30, 2010. This change is attributable to the following:

(in millions)	Favorable (Unfavorable) vs. Nine Months Ended September 30, 2010
Interest expense, net	$67
Amortization of debt discount, net	29
Loss on extinguishment of debt (1)	322
Mark-to-market adjustments on the ineffective portion of fuel hedge contracts	15
Foreign currency exchange rates	8
Other	(3)
Total other expense, net	$438

(1)	During the nine months ended September 30, 2010, we recorded a $360 million loss on the extinguishment of debt.

Income Taxes

During the nine months ended September 30, 2011, we recorded an income tax benefit of $77 million, primarily related to the recognition of alternative minimum tax refunds received for 2008 and 2009. During the nine months ended September 30, 2010, we recorded an income tax provision of $14 million, primarily related to international and state income taxes. We did not record an income tax provision for U.S. federal income tax purposes as a result of our income for the nine months ended September 30, 2011 and 2010 since our deferred tax assets are fully reserved by a valuation allowance.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Consolidated(1):
Revenue passenger miles (millions)	54,497		54,675		147,792		146,936
Available seat miles (millions)	63,262		63,658		179,622		175,657
Passenger mile yield	15.72	¢	14.22	¢	15.59	¢	14.01	¢
Passenger revenue per available seat mile	13.54	¢	12.21	¢	12.82	¢	11.72	¢
Operating cost per available seat mile	14.16	¢	12.48	¢	14.18	¢	12.55	¢
Passenger load factor	86.1%		85.9%		82.3%		83.6%
Fuel gallons consumed (millions)	1,044		1,051		2,955		2,887
Average price per fuel gallon(2)	$3.29		$2.29		$3.14		$2.28
Average price per fuel gallon, adjusted(3)	$3.09		$2.29		$3.07		$2.28
Full-time equivalent employees, end of period	79,709		79,005		79,709		79,005
Mainline:
Revenue passenger miles (millions)	47,881		47,984		129,247		127,913
Available seat miles (millions)	55,107		55,276		155,967		151,528
Operating cost per available seat mile	13.13	¢	11.29	¢	13.06	¢	11.45	¢
Fuel gallons consumed (millions)	853		856		2,406		2,335
Average price per fuel gallon(2)	$3.29		$2.29		$3.11		$2.28
Average price per fuel gallon, adjusted(3)	$3.05		$2.29		$3.03		$2.28

(1)	Includes the operations of our contract carriers under capacity purchase agreements, except full-time equivalent employees which excludes employees of contract carriers that we do not own.

(2)	Includes the impact of fuel hedge activity.

(3)	Adjusted for mark-to-market adjustments for fuel hedges recorded in periods other than the settlement period (a non-GAAP financial measure as defined in "Supplemental Information" below).

Fleet Information

Our active aircraft fleet, commitments and options at September 30, 2011 are summarized in the following table:

	Current Fleet(1)(2)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Commitments(3)	Options(4)
B-737-700	10	—	—	10	2.7	—	—
B-737-800	73	—	—	73	10.7	—	—
B-737-900ER	—	—	—	—	—	100	30
B-747-400	4	8	3	15	18.3	—	—
B-757-200	90	37	33	160	18.5	—	—
B-757-300	16	—	—	16	8.6	—	—
B-767-300	10	2	4	16	20.7	—	—
B-767-300ER	50	3	4	57	15.4	—	4
B-767-400ER	21	—	—	21	10.6	—	8
B-777-200ER	8	—	—	8	11.7	—	—
B-777-200LR	10	—	—	10	2.5	—	14
B-787-8	—	—	—	—	—	18	—
A319-100	55	—	2	57	9.7	—	—
A320-200	41	—	28	69	16.6	—	—
A330-200	11	—	—	11	6.5	—	—
A330-300	21	—	—	21	6.1	—	—
MD-88	66	51	—	117	21.2	—	—
MD-90	28	—	—	28	14.9	11	7
DC9-50	27	—	—	27	33.3	—	—
CRJ-100	16	11	17	44	13.6	—	—
CRJ-200	—	—	2	2	16.4	—	—
CRJ-700	15	—	—	15	7.9	—	—
CRJ-900	13	—	—	13	3.8	—	—
Embraer 175	—	—	—	—	—	—	36
Total Aircraft	585	112	93	790	15.5	129	99

(1)
Excludes all grounded aircraft, including 15 CRJ-100/200, 12 DC9, ten SAAB 340B+, eight B-757-200, one B-747-400 and one B-767-300ER aircraft that were grounded during the nine months ended September 30, 2011.

(2)
Excludes 179 CRJ-200, 51 CRJ-900, 40 Embraer 170/175, 14 SAAB 340+ and 12 CRJ-700 aircraft, which we own or lease and which are operated by third party contract carriers on our behalf. These aircraft are included in the third party contract carriers table below.

(3)	Excludes our orders for five A319-100 and two A320-200 aircraft because we have the right to cancel these orders.

(4)	Aircraft options have scheduled delivery slots.

During the nine months ended September 30, 2011 we:

•	Entered into an agreement with Boeing to purchase 100 B-737-900ER aircraft;

•	Purchased ten previously owned MD-90 aircraft and one leased B-767-300 aircraft; and

•	Leased six MD-90 aircraft and one B-757-200 aircraft.

The MD-90 aircraft and B-757-200 aircraft are not included in the table above because they were not yet in service as of September 30, 2011.

The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at September 30, 2011:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	SAAB 340+	Total
Atlantic Southeast Airlines, Inc.	99	46	10	—	—	—	—	155
Pinnacle	122	—	16	—	—	—	—	138
SkyWest Airlines, Inc.	58	18	21	—	—	—	—	97
Chautauqua Airlines, Inc.	—	—	—	24	—	—	—	24
Compass	—	—	—	—	3	36	—	39
Mesaba	19	—	41	—	—	—	14	74
Shuttle America Corporation	—	—	—	—	11	16	—	27
Total	298	64	88	24	14	52	14	554

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations and our existing cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2011, we had $5.1 billion in unrestricted liquidity, including $1.8 billion in undrawn availability under credit facilities. At September 30, 2011, total debt and capital leases, including current maturities, was $14.5 billion, a $758 million reduction from December 31, 2010.

During the September 2011 quarter, we entered into an agreement with Boeing to purchase 100 B-737-900ER aircraft. We have obtained committed long-term financing for a substantial portion of the purchase price of these aircraft. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that substantially all of our assets are subject to liens.

Liquidity and Financing Events

Liquidity and financing events during 2011 included the following (see also Note 4 to the Condensed Consolidated Financial Statements for additional information):

•
2010-1B EETC. We completed a $100 million offering of Pass Through Certificates, Series 2010-1B (the “2010-1B EETC”), through a pass through trust. The 2010-1B EETC, which is secured by 24 aircraft, bears interest at a fixed rate of 6.375% per year and has a final maturity in January 2016.

•	2010-2A EETC. We used $204 million in proceeds previously held in escrow under our Pass Through Certificates, Series 2010-2A EETC (the "2010-2A EETC"), to refinance 16 aircraft.

•
2010-2B EETC. We completed a $135 million offering of Pass Through Certificates, Series 2010-2B (the “2010-2B EETC”), through a pass through trust. The 2010-2B EETC, which is secured by 28 aircraft, bears interest at a fixed rate of 6.75% per year and has a final maturity in November 2015.

•
2011-1A EETC. We completed a $293 million offering of Pass Through Certificates, Series 2011-1A (the “2011-1A EETC”), through a pass through trust. The 2011-1A EETC, which is secured by 26 aircraft, bears interest at a fixed rate of 5.3% per year and has a final maturity in April 2019.

•
2011-1B EETC. We completed a $102 million offering of Pass Through Certificates, Series 2011-1B (the “2011-1B EETC”), through a pass through trust. The 2011-1B EETC, which is secured by 26 aircraft, bears interest at a fixed rate of 7.125% per year and has a final maturity in October 2014.

•
2001-1 EETC. We paid $746 million to retire the outstanding principal amount under the Pass Through Certificates, Series 2001-1 EETC ("the "2001-1 EETC"), which resulted in the release of 36 aircraft that had secured the 2001-1 EETC. We used 10 of those aircraft as security for the 2010-2 EETC and the remaining 26 aircraft to secure the 2011-1 EETC.

•
Pacific Routes Term Loan Facility. We amended our $250 million first-lien term loan facility (the "Pacific Routes Term Loan Facility") to, among other things, reduce the interest rate and extend the maturity date from September 2013 to March 2016. At September 30, 2011, the Pacific Routes Term Loan Facility had an interest rate of 4.25% per annum.

•
Senior Secured Credit Facilities. We entered into senior secured first-lien credit facilities (the "Senior Secured Credit Facilities") to borrow up to $2.6 billion. In connection with entering into the Senior Secured Credit Facilities, we retired outstanding loans under our $2.5 billion senior secured exit financing facilities and terminated those facilities and an existing $100 million revolving credit facility. The Senior Secured Credit Facilities bear interest at a variable rate equal to LIBOR (subject to a 1.25% floor) or another index rate, in each case plus a specified margin and have final maturities in April 2016 and 2017. At September 30, 2011, the outstanding balances under the Senior Secured Credit Facilities had an interest rate of 5.5% per annum.

Sources and Uses of Cash

Cash Flows From Operating Activities

Cash provided by operating activities totaled $1.7 billion for the nine months ended September 30, 2011, primarily reflecting (1) $2.3 billion in net income after adjusting for items such as depreciation and amortization and (2) a $417 million increase in advance ticket sales due to seasonal variations in the demand for air travel and higher passenger mile yield. Cash provided by operating activities for the nine months ended September 30, 2011 was reduced by $313 million in profit sharing payments for 2010 and decreases in accounts payable and other accrued liabilities.

Cash provided by operating activities totaled $2.5 billion for the nine months ended September 30, 2010, primarily reflecting (1) $1.9 billion in net income after adjusting for items such as depreciation and amortization, (2) a $693 million increase in advance ticket sales primarily due to seasonal variations in the demand for air travel and (3) a $470 million increase in accounts payable and accrued liabilities primarily related to increased operations due to seasonality. Cash provided by operating activities for the nine months ended September 30, 2010 was partially offset by (1) a $286 million decrease in frequent flyer liability and (2) a $206 million increase in accounts receivable associated with advance ticket sales and the timing of settlements.

Cash Flows From Investing Activities

Cash used in investing activities totaled $1.1 billion for the nine months ended September 30, 2011, primarily reflecting investments of (1) $676 million for flight equipment, primarily aircraft modifications, including investments in full flat bed seats in BusinessElite and in-seat audio and video entertainment systems, parts and advance deposits related to our order to purchase 100 B-737-900ER aircraft, (2) $216 million in net purchases of short-term investments and (3) $210 million for ground property and equipment. Included in flight equipment acquisitions are 10 previously owned MD-90 aircraft and one leased B-767-300 aircraft.

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

Cash Flows From Financing Activities

Cash used in financing activities totaled $1.2 billion for the nine months ended September 30, 2011, reflecting the repayment of $2.0 billion in long-term debt and capital lease obligations, partially offset by $1.0 billion in proceeds from aircraft and other aircraft-related financing. We also refinanced our $2.5 billion senior secured exit financing facilities as discussed above.

Cash used in financing activities totaled $2.3 billion for the nine months ended September 30, 2010, reflecting the repayment of $2.5 billion in long-term debt and capital lease obligations, including the prepayment of $914 million of our Exit Revolving Facility. Cash used in financing activities is partially offset by $223 million in proceeds from aircraft financing including the 2010-1A EETC.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board ("FASB") issued "Revenue Arrangements with Multiple Deliverables." The standard (1) revises guidance on when individual deliverables may be treated as separate units of accounting, (2) establishes a selling price hierarchy for determining the selling price of a deliverable, (3) eliminates the residual method for revenue recognition and (4) provides guidance on allocating consideration among separate deliverables. It applies only to contracts entered into or materially modified after December 31, 2010. We adopted this standard on a prospective basis beginning January 1, 2011. The adoption of this standard did not have a material impact on the timing of revenue recognition or its classification.

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

Passenger Ticket Sales Earning Mileage Credits. The SkyMiles Program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program. We applied the new standard to passenger ticket sales earning mileage credits under our SkyMiles Program because we provide customers with two deliverables: (1) mileage credits earned and (2) air transportation. The new guidance requires us to value each component of the arrangement on a standalone basis. Our estimate of the standalone selling price of a mileage credit is based on an analysis of our sales of mileage credits to other airlines. We use established ticket prices to determine the standalone selling price of air transportation. Under the new guidance, we allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

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

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have two deliverables: (1) the mileage credits sold and (2) the marketing component. Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. The guidance does not apply to our existing contract with American Express or other contracts to sell mileage credits unless those contracts are materially modified. Therefore, we continue to use the residual method for revenue recognition and value only the mileage credits. Under the residual method, the portion of the revenue from the mileage component is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold is recognized in income as other revenue when the related marketing services are provided. We determine the value of a mileage credit based on an analysis of our sales of mileage credits to other airlines.

If we enter into new contracts or materially modify existing contracts to sell mileage credits related to our SkyMiles Program, we will value the standalone selling price of the marketing component and allocate the revenue from the contract based on the relative selling price of the mileage credits and the marketing component. A material modification of an existing contract could impact our deferral rate or cause an adjustment to our deferred revenue balance, which could materially impact our future financial results.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective prospectively for fiscal years beginning after December 15, 2011. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income. It is effective retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this standard in the March 2012 quarter. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued "Testing Goodwill for Impairment." The standard revises the way in which entities test goodwill for impairment. It is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this standard and apply the provisions to our annual goodwill impairment test in the December 2011 quarter. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

Disclosures about an Employer's Participation in a Multiemployer Plan

In September 2011, the FASB issued "Disclosures about an Employer's Participation in a Multiemployer Plan." The standard revises the way in which entities disclose participation in a multiemployer plan. It is effective retrospectively for fiscal years ending after December 15, 2011. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

Supplemental Information

We sometimes use information that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain of this information are considered to be “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. The non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

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

•
Mark-to-market ("MTM") adjustments for fuel hedges recorded in periods other than the settlement period. Management believes the adjustment of this item is helpful to evaluate our financial results in the period shown.

•	Profit sharing. Management believes the exclusion of this item provides a more meaningful comparison of our results to the airline industry and our prior year results.

•	Restructuring and other items. Management believes the exclusion of this item is helpful to investors to evaluate our recurring operational performance.

	Three Months Ended September 30,
	2011		2010
CASM	14.16	¢	12.48	¢
Items excluded:
Aircraft fuel and related taxes	(5.09)		(3.77)
Ancillary businesses	(0.38)		(0.26)
MTM adjustments for fuel hedges recorded in periods other than the settlement period	(0.33)		—
Profit sharing	(0.26)		(0.29)
Restructuring and other items	—		(0.32)
CASM-Ex	8.10	¢	7.84	¢

The following table reconciles average price per fuel gallon to average price per fuel gallon adjusted for MTM adjustments for fuel hedges recorded in periods other than the settlement period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated(1):
Average price per fuel gallon (2)	$3.29	$2.29	$3.14	$2.28
MTM adjustments for fuel hedges recorded in periods other than the settlement period	(0.20)	—	(0.07)	—
Average price per fuel gallon, adjusted	$3.09	$2.29	$3.07	$2.28
Mainline:
Average price per fuel gallon(2)	$3.29	$2.29	$3.11	$2.28
MTM adjustments for fuel hedges recorded in periods other than the settlement period	(0.24)	—	(0.08)	—
Average price per fuel gallon, adjusted	$3.05	$2.29	$3.03	$2.28

(1)	Includes fuel expense incurred under contract carriers arrangements.

(2)	Includes the impact of fuel hedge activity.

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. We actively manage our fuel price risk through a hedging program intended to provide an offset against increases in jet fuel prices that we do not expect to be recoverable through passenger and cargo revenue increases. The fuel hedging program utilizes several different instrument and commodity types, which are used together to create a risk mitigating hedge portfolio. The economic effectiveness of this hedge portfolio is frequently tested against the company's financial targets and rebalanced according to market conditions.

Our hedge portfolio generally consists of (1) single and multi-structured option contracts, (2) swap contracts and (3) futures contracts. Heating oil, crude oil and jet fuel are the underlying commodities for these instruments. Our fuel hedge contracts contain margin funding requirements, which are driven by changes in the price of the underlying commodity and the instruments used. Our margin funding requirements may require us to post margin to counterparties or may require counterparties to post margin to us as market prices in the underlying hedge items change. If fuel prices increase or decrease significantly from the levels existing at the time we enter into fuel hedging contracts, we may be required to post a significant amount of margin.

For the nine months ended September 30, 2011, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $9.3 billion, or 36%, of our total operating expense, including $103 million of net fuel hedge gains. Because jet fuel prices can fluctuate significantly in a relatively short period of time, we may adjust our hedge portfolio to address fuel price volatility and margin posting requirements.

The following table shows the projected cash impact to fuel cost, on both an unhedged and hedged basis, assuming a 20% increase or decrease in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at September 30, 2011 based on their contract settlement dates, assuming the same 20% changes.

	Three Months Ending December 31, 2011			Year Ending December 31, 2012			Fuel Hedge Margin (Posted to) Received from Counterparties
(in millions)	Decrease (Increase) to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact	Decrease (Increase) to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(510)	$190	$(320)	$(2,070)	$240	$(1,830)	$60
- 20%	510	(390)	120	2,070	(330)	1,740	(660)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.83, excluding transportation costs and taxes, at September 30, 2011 and estimated fuel consumption of 905 million and 3.8 billion gallons for the three months ending December 31, 2011 and year ending December 31, 2012, respectively.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at September 30, 2011.

For additional information regarding our fuel hedge portfolio, see Note 3 to the Notes to the Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2011 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the September 2011 quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the condensed consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.

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
October 25, 2011

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

We withheld the following shares of common stock to satisfy tax withholding obligations during the September 2011 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
July 1-31, 2011	4,800	$8.53	4,800	(1)
August 1-31, 2011	—	$—	—	(1)
September 1-30, 2011	5,339	$7.51	5,339	(1)
Total	10,139		10,139

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

10.1
Supplemental Agreement No. 13 to Purchase Agreement Number 2022, dated August 24, 2011, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft (the “B-737NG Purchase Agreement”)**

10.2	Letter Agreements, dated August 24, 2011, relating to the B-737NG Purchase Agreement**
10.3(a)	Aircraft General Terms Agreement, dated October 21, 1997, between Boeing and Delta (filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)* / **
10.3(b)	Letter Agreement, dated August 24, 2011, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and the B-737NG Purchase Agreement**
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011
31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011
32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011

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
October 25, 2011