Form 10-Q
period 2012-03-31
DELTA AIR LINES INC /DE/
filed 2012-04-25
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of March 31, 2012:
Common Stock, $0.0001 par value - 849,608,192 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,911	$2,657
Short-term investments	959	958
Restricted cash, cash equivalents and short-term investments	375	305
Accounts receivable, net of an allowance for uncollectible accounts of $43 and $33 at March 31, 2012 and December 31, 2011, respectively	1,807	1,563
Expendable parts and supplies inventories, net of an allowance for obsolescence of $106 and $101 at March 31, 2012 and December 31, 2011, respectively	364	367
Deferred income taxes, net	408	461
Prepaid expenses and other	1,475	1,418
Total current assets	8,299	7,729
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $5,797 and $5,472 at March 31, 2012 and December 31, 2011, respectively	20,332	20,223
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $617 and $600 at March 31, 2012 and December 31, 2011, respectively	4,733	4,751
Other noncurrent assets	1,031	1,002
Total other assets	15,558	15,547
Total assets	$44,189	$43,499
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,855	$1,944
Air traffic liability	4,729	3,480
Accounts payable	1,998	1,600
Frequent flyer deferred revenue	1,759	1,849
Accrued salaries and related benefits	1,071	1,367
Taxes payable	704	594
Fuel card obligation	489	318
Other accrued liabilities	1,041	1,549
Total current liabilities	13,646	12,701
Noncurrent Liabilities:
Long-term debt and capital leases	11,521	11,847
Pension, postretirement and related benefits	13,905	14,200
Frequent flyer deferred revenue	2,680	2,700
Deferred income taxes, net	1,959	2,028
Other noncurrent liabilities	1,489	1,419
Total noncurrent liabilities	31,554	32,194
Commitments and Contingencies
Stockholders' Deficit:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 865,986,926 and 861,499,734 shares issued at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	14,015	13,999
Accumulated deficit	(8,274)	(8,398)
Accumulated other comprehensive loss	(6,518)	(6,766)
Treasury stock, at cost, 16,378,734 and 16,253,791 shares at March 31, 2012 and December 31, 2011, respectively	(234)	(231)
Total stockholders' deficit	(1,011)	(1,396)
Total liabilities and stockholders' deficit	$44,189	$43,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Operating Revenue:
Passenger:
Mainline	$5,675	$5,134
Regional carriers	1,551	1,441
Total passenger revenue	7,226	6,575
Cargo	244	250
Other	943	922
Total operating revenue	8,413	7,747

Operating Expense:
Aircraft fuel and related taxes	2,233	2,166
Salaries and related costs	1,763	1,727
Contract carrier arrangements	1,375	1,300
Aircraft maintenance materials and outside repairs	561	485
Depreciation and amortization	386	376
Passenger commissions and other selling expenses	380	369
Contracted services	378	425
Landing fees and other rents	305	313
Passenger service	171	164
Aircraft rent	75	78
Restructuring and other items	(12)	7
Other	416	429
Total operating expense	8,031	7,839

Operating Income (Loss)	382	(92)

Other (Expense) Income:
Interest expense, net	(221)	(221)
Amortization of debt discount, net	(51)	(47)
Miscellaneous, net	17	(29)
Total other expense, net	(255)	(297)

Income (Loss) Before Income Taxes	127	(389)

Income Tax (Provision) Benefit	(3)	71

Net Income (Loss)	$124	$(318)

Basic Earnings (Loss) per Share	$0.15	$(0.38)
Diluted Earnings (Loss) per Share	$0.15	$(0.38)

Comprehensive Income (Loss)	$372	$(143)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011
Net cash provided by operating activities	$831	$788

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(308)	(274)
Ground property and equipment, including technology	(99)	(66)
Purchase of investments	(240)	(240)
Redemption of investments	266	—
Other, net	32	4
Net cash used in investing activities	(349)	(576)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(367)	(460)
Proceeds from long-term obligations	—	245
Fuel card obligation, net	171	—
Other, net	(32)	(8)
Net cash used in financing activities	(228)	(223)

Net Increase (Decrease) in Cash and Cash Equivalents	254	(11)
Cash and cash equivalents at beginning of period	2,657	2,892
Cash and cash equivalents at end of period	$2,911	$2,881

Non-cash transactions:
SkyMiles used pursuant to advance purchase under American Express Agreements	$83	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2012 are not necessarily indicative of operating results for the entire year.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in the March 2012 quarter and have presented comprehensive income (loss) on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 2. FAIR VALUE MEASUREMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$2,721	$2,721	$—	$—
Short-term investments	959	959	—	—
Restricted cash equivalents and short-term investments	409	409	—	—
Long-term investments	176	56	26	94
Hedge derivatives, net
Fuel hedge contracts	190	—	190	—
Interest rate contracts	(91)	—	(91)	—
Foreign currency exchange contracts	34	—	34	—

(in millions)	December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents	$2,357	$2,357	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and short-term investments	341	341	—	—
Long-term investments	188	55	24	109
Hedge derivatives, net
Fuel hedge contracts	70	—	70	—
Interest rate contracts	(91)	—	(91)	—
Foreign currency exchange contracts	(89)	—	(89)	—

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

Long-term Investments. Our long-term investments are comprised of commercial investments, auction rate securities and other long-term investments. Any change in the fair value of these securities is recorded in accumulated other comprehensive income (loss) ("AOCI") or earnings, as appropriate. These investments are classified in other noncurrent assets.

Hedge Derivatives. Our derivative contracts are generally privately negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel hedge portfolio generally consists of call options; put options, combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel, as these commodities are highly correlated with the price of jet fuel. Option contracts are valued under the income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 13% to 37% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts are traded on a public exchange and are valued based on quoted market prices.

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

NOTE 3. DERIVATIVES

Our results of operations are impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. We actively manage our fuel price risk through a hedging program intended to generate a positive cash position to defray the cost of jet fuel purchases, while preserving participation in downward price movements of jet fuel to the extent possible. This fuel hedging program utilizes several different contract and commodity types, which are used together to create a risk mitigating hedge portfolio. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which results in locking in gains or losses on hedge contracts prior to their settlement dates.

Effective June 2011, we stopped designating new fuel derivative contracts as accounting hedges and discontinued hedge accounting for our then existing fuel derivative contracts that previously had been designated as accounting hedges. As a result, we record market adjustments for changes in fair value to earnings in aircraft fuel and related taxes. Prior to this change in accounting designation, gains or losses on these contracts were deferred in AOCI until contract settlement. We anticipate that all amounts relating to our fuel derivative contracts in AOCI will be recognized by the end of 2012.

The following table shows the impact of fuel hedge gains (losses) for both designated and undesignated contracts on aircraft fuel and related taxes:

	Three Months Ended March 31,
(in millions)	2012	2011
Market adjustments for changes in fair value	$183	$47
Effective portion reclassified from AOCI to earnings	13	60
Gain recorded in aircraft fuel and related taxes	$196	$107

Hedge Position

The following tables reflect the estimated fair value asset (liability) positions, notional balances and maturity dates of our hedge contracts:

As of March 31, 2012:

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$952	U.S. dollars	May 2019	$—	$—	$(27)	$(51)	$(78)
Interest rate contracts (fair value hedges)	$485	U.S. dollars	August 2022	5	—	—	(18)	(13)
Foreign currency exchange contracts	110,802	Japanese yen	November 2014	18	23	(6)	(1)	34
	322	Canadian dollars
Not designated as hedges
Fuel hedge contracts	2,430	gallons - heating oil, crude oil, jet fuel and diesel	September 2013	426	—	(221)	(15)	190
Total derivative contracts				$449	$23	$(254)	$(85)	$133

As of December 31, 2011:

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$989	U.S. dollars	May 2019	$—	$—	$(27)	$(57)	$(84)
Interest rate contracts (fair value hedges)	$500	U.S. dollars	August 2022	—	—	—	(7)	(7)
Foreign currency exchange contracts	126,993	Japanese yen	April 2014	7	5	(58)	(43)	(89)
	313	Canadian dollars
Not designated as hedges
Fuel hedge contracts	1,225	gallons - heating oil, crude oil, jet fuel and diesel	December 2012	570	—	(500)	—	70
Total derivative contracts				$577	$5	$(585)	$(107)	$(110)

Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts, including those previously designated as accounting hedges, are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
(in millions)	2012	2011	2012	2011
Fuel hedge contracts	$13	$60	$(13)	$88
Interest rate contracts	—	—	6	18
Foreign currency exchange contracts	(13)	(11)	123	59
Total designated	$—	$49	$116	$165

As of March 31, 2012, we recorded in AOCI $13 million of net gains on hedge contracts scheduled to settle in the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we paid $100 million of margin to counterparties and received $34 million from counterparties as of March 31, 2012. As of December 31, 2011, we paid $30 million of margin to counterparties.

NOTE 4. LONG-TERM DEBT

Fair Value of Debt

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. In the table below, the aggregate fair value of debt was based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified as Level 2 or Level 3 within the fair value hierarchy.

(in millions)	March 31, 2012	December 31, 2011
Total debt at par value	$13,367	$13,797
Unamortized discount, net	(692)	(737)
Net carrying amount	$12,675	$13,060
Fair value	$13,500	$13,600

Covenants

We were in compliance with all covenants in our financing agreements at March 31, 2012.

NOTE 5. PURCHASE COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Future aircraft purchase commitments at March 31, 2012 total approximately $6.8 billion and include 100 B-737-900ER aircraft, 18 B-787-8 aircraft and 13 previously owned MD-90 aircraft. We have obtained committed long-term financing for a substantial portion of the purchase price of these aircraft.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. We cannot reasonably estimate the potential loss for certain legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify the damages being sought. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on our Condensed Consolidated Financial Statements.

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

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims from acts of terrorism, war or similar events and (2) increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through September 30, 2013, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.

Other

We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase equipment specific to a contract, if we terminate this type of contract without cause prior to its expiration date. Because these obligations are contingent on our termination of a contract without cause prior to its expiration date, no obligation would exist unless such a termination occurs.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
	Three Months Ended March 31,
(in millions)	2012	2011	2012	2011
Service cost	$—	$—	$15	$13
Interest cost	232	242	41	45
Expected return on plan assets	(176)	(181)	(19)	(23)
Amortization of prior service benefit	—	—	(3)	—
Recognized net actuarial loss (gain)	36	14	6	(3)
Net periodic cost	$92	$75	$40	$32

In the March 2012 quarter, we remeasured our postretirement healthcare obligation to account for changes to retiree medical benefits resulting from the final integration of wages and benefits following our merger with Northwest Airlines. As a result, we recorded other comprehensive income of $88 million and a corresponding reduction of the liability.

NOTE 7. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2012	2011
Facilities, fleet and other	$27	$7
Gain on slot exchange	(39)	—
Total restructuring and other items	$(12)	$7

Gain on Slot Exchange. During December 2011, we closed transactions involving the exchange of takeoff and landing rights (each a "slot pair") at LaGuardia and Reagan National airports with US Airways. In approving these transactions, the Department of Transportation restricted our use of the exchanged slots. We recorded a $78 million deferred gain in December 2011. We recognized $39 million of this deferred gain in the March 2012 quarter as half of the restrictions lapsed and expect to recognize the remainder of the deferred gain in the September 2012 quarter when the remaining restrictions lapse.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Balance as of December 31, 2011	$46	$64
Additional costs and expenses	—	2
Payments	(19)	(3)
Balance as of March 31, 2012	$27	$63

Severance and Related Costs. During the March 2012 quarter, we announced voluntary workforce reduction programs primarily for eligible U.S. non-pilot employees. The enrollment period for these programs will end in the June 2012 quarter. Employees electing to participate in these programs will be eligible for retiree healthcare benefits that they would otherwise have been ineligible to receive. We did not record any charges in restructuring and other items related to these programs in the March 2012 quarter. However, we anticipate we will record a charge for severance and the related retiree healthcare costs during the June 2012 quarter when the enrollment period has ended.

NOTE 8. INCOME TAXES

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, our industry's historically cyclical financial results and potential current and future tax planning strategies.

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At March 31, 2012, we had a $10.5 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During the March 2012 quarter, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. We concluded that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above. If we continue to produce significant income and our future projections indicate sustained profitability, we will evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During 2009, as a result of the Income Tax Allocation, we recorded a non-cash income tax benefit of $321 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $321 million on other comprehensive income. This deferred income tax expense will remain in AOCI until all amounts in AOCI that relate to fuel derivatives which are designated as accounting hedges are recognized in the Consolidated Statement of Operations. We anticipate that all amounts relating to our fuel derivative contracts in AOCI will be recognized by the end of 2012. As a result, a non-cash income tax expense of $321 million will be recognized in the December 2012 quarter unless we enter into and designate additional fuel derivative contracts as accounting hedges prior to the settlement date of the outstanding contracts.

NOTE 9. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Net income (loss)	$124	$(318)

Basic weighted average shares outstanding	843	837
Dilutive effect of share based awards	4	—
Diluted weighted average shares outstanding	847	837

Basic earnings (loss) per share	$0.15	$(0.38)
Diluted earnings (loss) per share	$0.15	$(0.38)

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	21	32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2012 Quarter Financial Highlights

Our net income for the March 2012 quarter was $124 million, or $0.15 per diluted share. These results reflect a $442 million improvement over the March 2011 quarter despite higher fuel costs.

Total operating revenue increased $666 million, or 9%, over the March 2011 quarter, primarily due to higher passenger revenue. Passenger revenue increased due to a 9% year over year improvement in passenger mile yield on 1% higher traffic, while capacity declined 3%. Passenger revenue per available seat mile ("PRASM") increased 14% over the March 2011 quarter.

Total operating expense increased $192 million over the March 2011 quarter, driven primarily by an increase in fuel expense (including our contract carriers under capacity purchase agreements). Including fuel hedging activity, our average fuel price for the March 2012 quarter was $3.11 per gallon, compared to $2.86 per gallon for the March 2011 quarter, driving a $227 million increase in fuel expense, which was partially offset by a $97 million decrease due to lower fuel consumption as a result of our decline in capacity. Operating expense excluding fuel increased $62 million over the March 2011 quarter, driven by higher employee and maintenance costs, partially offset by lower weather related costs due to the impact of severe winter storms on our operations in the March 2011 quarter.

Our consolidated operating cost per available seat mile ("CASM") for the March 2012 quarter increased 6% to 14.76 cents from 13.94 cents in the March 2011 quarter, primarily reflecting higher fuel prices and a 3% decline in capacity. For the March 2012 quarter, CASM-Ex (a non-GAAP financial measure as defined in "Supplemental Information" below) was 9.28 cents, or 3.6% higher than the March 2011 quarter.

During the March 2012 quarter, we reduced our total debt and capital leases by $415 million and ended the quarter with $5.7 billion in unrestricted liquidity, consisting of cash and cash equivalents, short-term investments and availability under credit facilities.

New York Strategy

Strengthening our position in New York City is an important part of our network strategy. As discussed below, key components of this strategy are operating a domestic hub at New York's LaGuardia Airport ("LaGuardia") and creating a state-of-the-art facility at New York's John F. Kennedy International Airport ("JFK").

LaGuardia. During December 2011, we closed transactions involving the exchange of takeoff and landing rights (each a "slot pair") at LaGuardia and Reagan National airports with US Airways. This exchange will allow us to operate a new domestic hub at LaGuardia.

During March 2012, we began service to 12 new business markets utilizing the new slot pairs. By the summer of 2012, we expect to have increased service at LaGuardia by 60% from the prior year's summer schedule, with 100 new flights and a total of 26 new destinations. Our expanded schedule adds nonstop service to top U.S. business markets and additional frequencies to business markets currently served. Once our full schedule is implemented, we expect to operate more than 260 daily flights between LaGuardia and more than 60 cities.

In addition, we are investing $160 million in a renovation and expansion project at LaGuardia to enhance the customer experience. In April 2012, we broke ground on the project, which includes a connector linking Terminals C and D, a new SkyClub in Terminal C and expanded security lanes in both terminals.

JFK. While our expanded LaGuardia schedule is focused on providing industry-leading domestic service, we are optimizing our schedule at JFK in 2012 for international and trans-continental flights and are improving coordination with our SkyTeam alliance partners.

At JFK, we currently operate domestic flights primarily at Terminal 2 and international flights at Terminal 3 and, to a lesser extent, Terminal 4. Our five-year $1.2 billion renovation project at JFK, which began in 2010, is on schedule. The expansion and enhancement of Terminal 4, which includes the construction of nine new international gates, commenced in 2011 and is scheduled to be completed in the summer of 2013. Upon completion of the Terminal 4 expansion, we will relocate our operations from Terminal 3 to Terminal 4, proceed with the demolition of Terminal 3, and thereafter conduct coordinated flight operations from Terminals 2 and 4. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance.

Results of Operations - March 2012 and 2011 Quarters

Operating Revenue

	Three Months Ended March 31,
(in millions)	2012	2011	Increase	% Increase
Passenger:
Mainline	$5,675	$5,134	$541	11%
Regional carriers	1,551	1,441	110	8%
Total passenger revenue	7,226	6,575	651	10%
Cargo	244	250	(6)	(2)%
Other	943	922	21	2%
Total operating revenue	$8,413	$7,747	$666	9%

		Increase (Decrease) vs. Three Months Ended March 31, 2011
(in millions)	Three Months Ended March 31, 2012	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM (3)	Load Factor
Domestic	$3,172	9%	1%	(3)%	9%	12%	2.8	pts
Atlantic	1,111	11%	(1)%	(9)%	12%	22%	6.1	pts
Pacific	871	16%	4%	1%	11%	15%	2.6	pts
Latin America	521	8%	2%	—%	6%	9%	1.8	pts
Total Mainline	5,675	11%	1%	(3)%	10%	15%	3.5	pts
Regional carriers	1,551	8%	1%	(2)%	6%	9%	2.2	pts
Total passenger revenue	$7,226	10%	1%	(3)%	9%	14%	3.3	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $651 million, or 10%, due to an improvement in the passenger mile yield of 9% on 1% higher traffic, despite a 3% decline in capacity. Passenger mile yield and unit revenue increased due to fare increases implemented in response to higher fuel prices and higher revenue under corporate travel contracts.

International mainline passenger revenue increased due to increased fares, including fuel surcharges, and improved business and leisure travel. Atlantic PRASM was up 22%, driven by a 12% increase in yield and a 9% reduction in capacity. In early 2011, we faced industry overcapacity in the transatlantic market and in connection with our joint venture partners, AirFrance-KLM and Alitalia, we have reduced capacity in underperforming markets. Pacific passenger revenue increased 16%, reflecting higher yield and traffic, as demand returned to levels seen prior to the March 2011 earthquake and tsunami in Japan.

Other Revenue. Other revenue increased primarily due to a higher volume of engines repaired for third parties by our aircraft maintenance, repair and overhaul ("MRO") services business.

Operating Expense

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2012	2011	(Decrease)	(Decrease)
Aircraft fuel and related taxes	$2,233	$2,166	$67	3%
Salaries and related costs	1,763	1,727	36	2%
Contract carrier arrangements	1,375	1,300	75	6%
Aircraft maintenance materials and outside repairs	561	485	76	16%
Depreciation and amortization	386	376	10	3%
Passenger commissions and other selling expenses	380	369	11	3%
Contracted services	378	425	(47)	(11)%
Landing fees and other rents	305	313	(8)	(3)%
Passenger service	171	164	7	4%
Aircraft rent	75	78	(3)	(4)%
Restructuring and other items	(12)	7	(19)	NM
Other	416	429	(13)	(3)%
Total operating expense	$8,031	$7,839	$192	2%

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense increased $130 million despite a 4% decline in consumption. The table below presents fuel expense, gallons consumed, and our average price per fuel gallon, including the impact of fuel hedge activity:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2012	2011
Aircraft fuel and related taxes(1)	$2,233	$2,166	$67
Aircraft fuel and related taxes included within contract carrier arrangements	526	463	63
Total fuel expense	$2,759	$2,629	$130	5%

Total fuel consumption (gallons)	886	919	(33)	(4)%
Average price per fuel gallon	$3.11	$2.86	$0.25	9%

(1)	Includes the impact of fuel hedge activity described further in the table below.

Fuel expense increased primarily due to higher unhedged fuel prices, partially offset by an improvement in net fuel hedge results. The table below shows the impact of hedging on fuel expense and average price per fuel gallon:

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2012	2011		2012	2011
Fuel purchase cost	$2,955	$2,736	$219	$3.33	$2.98	$0.35
Fuel hedge losses (gains)	(196)	(107)	(89)	(0.22)	(0.12)	(0.10)
Total fuel expense	$2,759	$2,629	$130	$3.11	$2.86	$0.25
Mark-to-market adjustments for fuel hedges recorded in periods other than the settlement period	151	29	122	0.17	0.03	0.14
Total fuel expense, adjusted	$2,910	$2,658	$252	$3.28	$2.89	$0.39

Our average price per fuel gallon, adjusted for mark-to-market adjustments for fuel hedges recorded in periods other than the settlement period (a non-GAAP financial measure as defined in "Supplemental Information" below), was $3.28 for the March 2012 quarter. During the three months ended March 31, 2012, our net fuel hedge gains of $196 million included $151 million in gains for mark-to-market adjustments recorded in periods other than the settlement period. These mark-to-market adjustments are based on market prices as of the end of the reporting period. Such market prices are not necessarily indicative of the actual future cash value of the underlying hedge in the contract settlement period. Therefore, Delta adjusts fuel expense for these items to arrive at a more meaningful measure of fuel cost.

Salaries and related costs. The increase in salaries and related costs is primarily due to employee pay increases, increases in pension expense and other benefits, offset by a 3% decrease in staffing.

Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs consists of costs associated with (1) maintenance of aircraft used in our operations and (2) maintenance sales to third parties by our MRO services business. Costs associated with the maintenance of our fleet increased during the March 2012 quarter due primarily to the cyclical timing of maintenance events on our fleet. Additionally, costs associated with our MRO services business increased year-over-year due primarily to increased sales, reflected in other revenue above.

Contracted Services. Contracted services expense improved year-over-year due primarily to the impact of severe winter storms on our operations in the March 2011 quarter.

Restructuring and other items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 to the Notes of the Condensed Consolidated Financial Statements.

During the March 2012 quarter, we announced voluntary workforce reduction programs primarily for eligible U.S. non-pilot employees. The enrollment period for these programs will end in the June 2012 quarter. Employees electing to participate in these programs will be eligible for retiree healthcare benefits that they would otherwise have been ineligible to receive. We did not record any charges in restructuring and other items related to these programs in the March 2012 quarter. However, we anticipate we will record a charge for severance and the related retiree healthcare costs during the June 2012 quarter when the enrollment period has ended.

Non-Operating Results

The following table shows the components of other expense, net:

	Three Months Ended March 31,		(Unfavorable) Favorable
(in millions)	2012	2011	2012 vs. 2011
Interest expense, net	$(221)	$(221)	$—
Amortization of debt discount, net	(51)	(47)	(4)
Loss on extinguishment of debt	—	(20)	20
Foreign currency exchange	22	4	18
Miscellaneous, net	(5)	(13)	8
Total other expense, net	$(255)	$(297)	$42

Income Taxes

The following table shows the components of our income tax (provision) benefit:

	Three Months Ended March 31,
(in millions)	2012	2011
International and state income tax provision	$(3)	$—
Alternative minimum tax refunds and other	—	71
Income tax (provision) benefit	$(3)	$71

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. During the March 2012 quarter, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance. For a discussion of our valuation allowance, see Note 8 to the Notes of the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended March 31,
Consolidated(1)	2012		2011
Revenue passenger miles (millions)	43,351		42,929
Available seat miles (millions)	54,408		56,219
Passenger mile yield	16.67	¢	15.32	¢
Passenger revenue per available seat mile	13.28	¢	11.69	¢
Operating cost per available seat mile	14.76	¢	13.94	¢
Passenger load factor	79.7%		76.4%
Fuel gallons consumed (millions)	886		919
Average price per fuel gallon(2)	$3.11		$2.86
Average price per fuel gallon, adjusted(3)	$3.28		$2.89
Full-time equivalent employees, end of period	78,761		81,563

(1)	Includes the operations of our contract carriers under capacity purchase agreements, except full-time equivalent employees which excludes employees of contract carriers that we do not own.

(2)	Includes the impact of fuel hedge activity.

(3)	Adjusted for mark-to-market adjustments for fuel hedges recorded in periods other than the settlement period (a non-GAAP financial measure as defined in "Supplemental Information" below).

Fleet Information

Our operating aircraft fleet, commitments, and options at March 31, 2012 are summarized in the following table:

	Current Fleet(1)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Commitments(2)	Options
B-737-700	10	—	—	10	3.2	—	—
B-737-800	73	—	—	73	11.2	—	—
B-737-900ER	—	—	—	—	—	100	30
B-747-400	4	8	3	15	18.8	—	—
B-757-200	86	34	34	154	18.9	—	—
B-757-300	16	—	—	16	9.1	—	—
B-767-300	10	2	4	16	21.2	—	—
B-767-300ER	50	4	4	58	16.0	—	4
B-767-400ER	21	—	—	21	11.1	—	7
B-777-200ER	8	—	—	8	12.2	—	—
B-777-200LR	10	—	—	10	3.0	—	13
B-787-8	—	—	—	—	—	18	—
A319-100	55	—	2	57	10.2	—	—
A320-200	41	—	28	69	17.1	—	—
A330-200	11	—	—	11	7.0	—	—
A330-300	21	—	—	21	6.6	—	—
MD-88	67	50		117	21.7	—	—
MD-90	29	6	—	35	15.3	13	—
DC9-50	21	—	—	21	34.0	—	—
CRJ-100	10	9	11	30	13.9	—	—
CRJ-700	15	—	—	15	8.4	—	—
CRJ-900	13	—	—	13	4.3	—	—
Embraer 175	—	—	—	—	—	—	36
Total	571	113	86	770	15.8	131	90

(1)	Excludes certain aircraft we own or lease which are operated by third party contract carriers on our behalf shown in the table below.

(2)	Excludes our orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at March 31, 2012:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Pinnacle Airlines	141	—	57	—	—	—	198
ExpressJet Airlines, Inc.	93	42	10	—	—	—	145
SkyWest Airlines, Inc.	63	19	21	—	—	—	103
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America Corporation	—	—	—	—	14	16	30
Chautauqua Airlines, Inc.	—	—	—	26	—	—	26
GoJet Airlines, LLC	—	6	—	—	—	—	6
Total	297	67	88	26	20	52	550

During 2011, Pinnacle Airlines, Inc. ("Pinnacle Airlines") and Mesaba Aviation, Inc. ("Mesaba"), both subsidiaries of Pinnacle Airlines Corp. ("Pinnacle") operated as third party contract carriers on our behalf under capacity purchase agreements. During the March 2012 quarter, Mesaba transferred and assigned all rights and obligations under their capacity purchase agreement with us to Pinnacle Airlines. Pinnacle, along with Pinnacle Airlines, Mesaba and other of its subsidiaries, filed for bankruptcy in April 2012. We do not believe that Pinnacle's bankruptcy filing will have a material effect on our operations or financial statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2012, we had $5.7 billion in unrestricted liquidity, including $1.8 billion in availability under credit facilities.

Debt and Capital Leases. At March 31, 2012, total debt and capital leases, including current maturities, was $13.4 billion, a $415 million reduction from December 31, 2011. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that a significant portion of our assets are subject to liens.

Pension Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are generally governed by the Employee Retirement Income Security Act. We contributed $324 million to our defined benefit pension plans during the March 2012 quarter, and contributed an additional $354 million in April 2012. As a result of these contributions, we satisfied on an accelerated basis, our minimum required contributions for our defined benefit pension plans for 2012.

Sources and Uses of Cash

Cash flows from operating activities

Cash provided by operating activities totaled $831 million for the March 2012 quarter, primarily reflecting (1) a $900 million increase in advance ticket sales due to seasonal variations in the demand for air travel and higher passenger yield and (2) $376 million in net income after adjusting for items such as depreciation and amortization partially offset by $324 million in pension funding and $264 million in profit sharing payments.

Cash provided by operating activities totaled $788 million for the March 2011 quarter, primarily reflecting (1) an $854 million increase in advance ticket sales due to seasonal variations in the demand for air travel and (2) $445 million in net income after adjusting for items such as depreciation and amortization offset by $313 million in profit sharing payments and other payments primarily related to increased fuel costs, prepaid commissions on advanced ticket sales and maintenance costs.

Cash flows from investing activities

Cash used in investing activities totaled $349 million for the March 2012 quarter, primarily reflecting investments of (1) $308 million for flight equipment, including investments in full flat-bed seats in BusinessElite, in-seat audio and video entertainment systems in trans-continental and international coach class, and the purchase of three previously owned MD-90 aircraft and (2) $99 million for ground property and equipment.

Cash used in investing activities totaled $576 million for the March 2011 quarter, primarily reflecting investments of (1)
$274 million for flight equipment, (2) $240 million purchases of short-term investments and (3) $66 million for ground property and equipment. Included in flight equipment acquisitions are four previously owned MD-90 aircraft.

Cash flows from financing activities

Cash used in financing activities totaled $228 million for the March 2012 quarter, reflecting the repayment of $367 million in long-term debt and capital lease obligations, partially offset by a $171 million net increase in the fuel card obligation.

Cash used in financing activities totaled $223 million for the March 2011 quarter, reflecting the repayment of $460 million in long-term debt and capital lease obligations. Cash used in financing activities was partially offset by $245 million in proceeds from aircraft financing.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

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

	Three Months Ended March 31,
	2012		2011
CASM	14.76	¢	13.94	¢
Items excluded:
Aircraft fuel and related taxes	(5.34)		(4.72)
Ancillary businesses	(0.44)		(0.30)
MTM adjustments for fuel hedges recorded in periods other than the settlement period	0.28		0.05
Restructuring and other items	0.02		(0.01)
CASM-Ex	9.28	¢	8.96	¢

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

	Three Months Ended March 31,
Consolidated(1)	2012	2011
Average price per fuel gallon(2)	$3.11	$2.86
MTM adjustments for fuel hedges recorded in periods other than the settlement period	0.17	0.03
Average price per fuel gallon, adjusted	$3.28	$2.89

(1)	Includes fuel expense incurred under contract carriers arrangements.

(2)	Includes the impact of fuel hedge activity.

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. We actively manage our fuel price risk through a hedging program intended to generate a positive cash position to defray the cost of jet fuel purchases, while preserving participation in downward price movements of jet fuel to the extent possible. This fuel hedging program utilizes several different contract and commodity types, which are used together to create a risk mitigating hedge portfolio. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which results in locking in gains or losses on hedge contracts prior to their settlement dates.

Our fuel hedge portfolio generally consists of call options; put options, combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel, as these commodities are highly correlated with the price of jet fuel. Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices decrease significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the three months ended March 31, 2012, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $2.8 billion, or 34%, of our total operating expense, including $196 million of net fuel hedge gains.

The following table shows the projected cash impact to fuel cost, on both an unhedged and hedged basis, assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at March 31, 2012 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Nine Months ending December 31, 2012			Fuel Hedge Margin (Posted to) Received from Counterparties
(in millions)	Decrease (Increase) to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(1,880)	$160	$(1,720)	$150
+ 10%	(940)	160	(780)	90
- 10%	940	(190)	750	(70)
- 20%	1,880	(420)	1,460	(230)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $3.23, excluding transportation costs and taxes, at March 31, 2012 and estimated fuel consumption of 2.9 billion gallons for the nine months ending December 31, 2012.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the March 2012 quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2011 and in our report dated February 10, 2012, we expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia	/s/ Ernst & Young LLP
April 25, 2012

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of common stock to satisfy tax withholding obligations during the March 2012 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
January 2012	3,722	$8.09	3,722	(1)
February 2012	1,114,595	$10.97	1,114,595	(1)
March 2012	6,626	$9.74	6,626	(1)
Total	1,124,943		1,124,943

(1)
Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the "2007 Plan"). The 2007 Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Separation Agreement and General Release, dated March 29, 2012, by and between Delta Air Lines, Inc. and Samuel H. Halter

10.2	Model Award Agreement for the Delta Air Lines, Inc. 2012 Long Term Incentive Program

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012

31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012

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

Delta Air Lines, Inc.
(Registrant)

/s/ Michael O. Randolfi
Michael O. Randolfi
Senior Vice President - Finance and Controller
(Principal Accounting Officer)
April 25, 2012