Form 10-Q
period 2012-06-30
DELTA AIR LINES INC /DE/
filed 2012-07-25
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of June 30, 2012:
Common Stock, $0.0001 par value - 850,311,450 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”) and in "Part II, Item 1A. Risk Factors" in this Form 10-Q, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,539	$2,657
Short-term investments	959	958
Restricted cash, cash equivalents and short-term investments	368	305
Accounts receivable, net of an allowance for uncollectible accounts of $37 and $33 at June 30, 2012 and December 31, 2011, respectively	1,828	1,563
Expendable parts and supplies inventories, net of an allowance for obsolescence of $112 and $101 at June 30, 2012 and December 31, 2011, respectively	393	367
Deferred income taxes, net	488	461
Prepaid expenses and other	1,882	1,418
Total current assets	8,457	7,729
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $6,141 and $5,472 at June 30, 2012 and December 31, 2011, respectively	20,609	20,223
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $634 and $600 at June 30, 2012 and December 31, 2011, respectively	4,716	4,751
Other noncurrent assets	1,144	1,002
Total other assets	15,654	15,547
Total assets	$44,720	$43,499
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,779	$1,944
Air traffic liability	5,006	3,480
Accounts payable	2,175	1,600
Frequent flyer deferred revenue	1,665	1,849
Accrued salaries and related benefits	1,229	1,367
Taxes payable	722	594
Fuel card obligation	476	318
Other accrued liabilities	1,641	1,549
Total current liabilities	14,693	12,701
Noncurrent Liabilities:
Long-term debt and capital leases	11,221	11,847
Pension, postretirement and related benefits	13,613	14,200
Frequent flyer deferred revenue	2,651	2,700
Deferred income taxes, net	2,071	2,028
Other noncurrent liabilities	1,606	1,419
Total noncurrent liabilities	31,162	32,194
Commitments and Contingencies
Stockholders' Deficit:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 866,728,208 and 861,499,734 shares issued at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	14,031	13,999
Accumulated deficit	(8,442)	(8,398)
Accumulated other comprehensive loss	(6,490)	(6,766)
Treasury stock, at cost, 16,416,758 and 16,253,791 shares at June 30, 2012 and December 31, 2011, respectively	(234)	(231)
Total stockholders' deficit	(1,135)	(1,396)
Total liabilities and stockholders' deficit	$44,720	$43,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Operating Revenue:
Passenger:
Mainline	$6,644	$6,204	$12,306	$11,334
Regional carriers	1,807	1,687	3,371	3,132
Total passenger revenue	8,451	7,891	15,677	14,466
Cargo	262	264	506	514
Other	1,019	998	1,962	1,920
Total operating revenue	9,732	9,153	18,145	16,900

Operating Expense:
Aircraft fuel and related taxes	3,305	2,663	5,538	4,829
Salaries and related costs	1,825	1,739	3,588	3,466
Contract carrier arrangements	1,416	1,410	2,791	2,710
Aircraft maintenance materials and outside repairs	548	485	1,109	970
Depreciation and amortization	388	381	774	757
Passenger commissions and other selling expenses	393	440	773	809
Contracted services	397	415	775	840
Landing fees and other rents	347	320	652	633
Passenger service	187	181	358	345
Aircraft rent	68	74	143	152
Profit sharing	135	8	135	8
Restructuring and other items	193	144	181	151
Other	396	412	812	841
Total operating expense	9,598	8,672	17,629	16,511

Operating Income	134	481	516	389

Other (Expense) Income:
Interest expense, net	(207)	(233)	(428)	(454)
Amortization of debt discount, net	(49)	(46)	(100)	(93)
Loss on extinguishment of debt	—	(13)	—	(33)
Miscellaneous, net	(42)	6	(25)	(4)
Total other expense, net	(298)	(286)	(553)	(584)

Income (Loss) Before Income Taxes	(164)	195	(37)	(195)

Income Tax (Provision) Benefit	(4)	3	(7)	75

Net Income (Loss)	$(168)	$198	$(44)	$(120)

Basic Earnings (Loss) per Share	$(0.20)	$0.24	$(0.05)	$(0.14)
Diluted Earnings (Loss) per Share	$(0.20)	$0.23	$(0.05)	$(0.14)

Comprehensive Income (Loss)	$(140)	$8	$232	$(135)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2012	2011
Net Cash Provided by Operating Activities	$1,463	$1,774

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(609)	(481)
Ground property and equipment, including technology	(395)	(172)
Purchase of investments	(479)	(479)
Redemption of investments	514	250
Other, net	(32)	8
Net cash used in investing activities	(1,001)	(874)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(741)	(2,394)
Proceeds from long-term obligations	—	1,599
Debt issuance costs	—	(58)
Restricted cash and cash equivalents	—	(84)
Fuel card obligation, net	158	—
Other, net	3	—
Net cash used in financing activities	(580)	(937)

Net Decrease in Cash and Cash Equivalents	(118)	(37)
Cash and cash equivalents at beginning of period	2,657	2,892
Cash and cash equivalents at end of period	$2,539	$2,855

Non-cash transactions:
SkyMiles used pursuant to advance purchase under American Express Agreements	$(167)	$—
JFK redevelopment project funded by third parties	154	43
Flight equipment under capital leases	—	89

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of operating results for the entire year.

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

NOTE 2. OIL REFINERY ACQUISITION

On June 22, 2012 (the "Closing Date"), our wholly-owned subsidiary, Monroe Energy, LLC (“Monroe”), acquired an oil refinery located near Philadelphia, Pennsylvania from Phillips 66. Monroe invested $180 million to acquire the refinery and is expected to receive a $30 million grant from the Commonwealth of Pennsylvania and Delaware County that will be used to offset the purchase price of the acquisition. The acquisition includes pipelines and transportation assets that will allow Monroe to supply jet fuel to Delta's operations throughout the Northeast, including our New York hubs at LaGuardia Airport ("LaGuardia") and John F. Kennedy International Airport ("JFK").

Monroe has entered into strategic agreements with BP and Phillips 66. Under a three-year agreement, BP will supply crude oil to be refined at the facility. Monroe will spend approximately $100 million to convert the facility to maximize jet fuel production and will sell the jet fuel produced to Delta for use in its operations in the Northeast. In addition to jet fuel, the refining process will produce gas, diesel fuel, and other refined products ("non-jet fuel products"). Monroe will exchange these non-jet fuel products for jet fuel from Phillips 66 and BP to be used in Delta's operations throughout the U.S.

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refinery mark-up or margin reflected in the prices we pay for jet fuel has increased. Our ability to acquire jet fuel from Monroe and the strategic agreements with BP and Phillips 66 are expected to reduce our fuel costs.

We accounted for the refinery acquisition as a business combination. The refinery, pipeline, and transportation assets acquired were recorded in property, plant, and equipment at $180 million based on our initial estimate of their respective fair values on the Closing Date. In connection with the closing, we also purchased $50 million of inventory, primarily crude oil, that was at the refinery on the Closing Date, which was recorded in prepaid expenses and other.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2012	Level 1	Level 2	Level 3
Cash equivalents	$2,243	$2,243	$—	$—
Short-term investments	959	959	—	—
Restricted cash equivalents and investments	382	382	—	—
Long-term investments	196	83	24	89
Hedge derivatives, net
Fuel hedge contracts	(253)	28	(281)	—
Interest rate contracts	(78)	—	(78)	—
Foreign currency exchange contracts	(6)	—	(6)	—

(in millions)	December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents	$2,357	$2,357	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and investments	341	341	—	—
Long-term investments	188	55	24	109
Hedge derivatives, net
Fuel hedge contracts	70	—	70	—
Interest rate contracts	(91)	—	(91)	—
Foreign currency exchange contracts	(89)	—	(89)	—

Cash Equivalents, Short-term Investments and Restricted Cash Equivalents and Investments. Cash equivalents and short-term investments generally consist of money market funds and treasury bills. Restricted cash equivalents and investments are primarily held to meet certain projected self-insurance obligations and generally consist of money market funds and time deposits. These investments are recorded at cost, which approximates fair value. Fair value is based on the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Long-term Investments. Our long-term investments are classified in other noncurrent assets and comprised of equity investments in GOL and Aeroméxico, auction rate securities and other long-term investments.

Hedge Derivatives. Our derivative contracts are generally negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under the income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 14% to 44% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under the income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and are valued based on quoted market prices.

•	Interest Rate Derivatives. Our interest rate derivatives consist of swap contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 4. DERIVATIVES

Our results of operations are impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. We actively manage our fuel price risk through a hedging program intended to generate a positive cash position to defray the cost of jet fuel purchases during upward fuel price movements, while preserving participation in downward price movements of jet fuel to the extent practical. This fuel hedging program utilizes several different contract and commodity types, which are intended to create a risk mitigating hedge portfolio. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Effective June 2011, we stopped designating substantially all of our new fuel derivative contracts as accounting hedges and discontinued hedge accounting for our then existing fuel derivative contracts that previously had been designated as accounting hedges. As a result, we record market adjustments for changes in fair value to earnings in aircraft fuel and related taxes. Prior to this change in accounting designation, gains or losses on these contracts were deferred in accumulated other comprehensive income (loss) ("AOCI") until contract settlement. We anticipate that all amounts relating to our fuel derivative contracts in AOCI will be recognized by the end of 2012.

The following table shows the impact of fuel hedge gains (losses) for both designated and undesignated contracts on aircraft fuel and related taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Market adjustments for changes in fair value	$(718)	$33	$(535)	$80
Effective portion reclassified from AOCI to earnings	2	74	15	134
(Loss) gain recorded in aircraft fuel and related taxes	$(716)	$107	$(520)	$214

As a result of the significant decline in fuel prices during the June 2012 quarter, we recorded losses of $718 million due to changes in the fair value of our fuel hedge portfolio. The majority of these losses relate to mark-to-market adjustments for fuel hedges settling in future periods. These adjustments are based on market prices as of the end of the reporting period and assumptions described in Note 3. The following tables reflect the estimated fair value asset (liability) positions, notional balances and maturity dates of our hedge contracts:

Hedge Position as of June 30, 2012

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$906	U.S. dollars	May 2019	$—	$—	$(26)	$(55)	$(81)
Interest rate contracts (fair value hedges)	$485	U.S. dollars	August 2022	—	5	(2)	—	3
Foreign currency exchange contracts	102,599	Japanese yen	November 2014	8	7	(17)	(4)	(6)
	312	Canadian dollars
Not designated as hedges
Fuel hedge contracts	2,682	gallons - heating oil, crude oil, jet fuel and diesel	December 2013	541	125	(839)	(80)	(253)
Total derivative contracts				$549	$137	$(884)	$(139)	$(337)

Hedge Position as of December 31, 2011

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$989	U.S. dollars	May 2019	$—	$—	$(27)	$(57)	$(84)
Interest rate contracts (fair value hedges)	$500	U.S. dollars	August 2022	—	—	—	(7)	(7)
Foreign currency exchange contracts	126,993	Japanese yen	April 2014	7	5	(58)	(43)	(89)
	313	Canadian dollars
Not designated as hedges
Fuel hedge contracts	1,225	gallons - heating oil, crude oil, jet fuel and diesel	December 2012	570	—	(500)	—	70
Total derivative contracts				$577	$5	$(585)	$(107)	$(110)

Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts, including those previously designated as accounting hedges, are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income/(Loss)
(in millions)	2012	2011	2012	2011
Three Months Ended June 30
Fuel hedge contracts	$2	$74	$(2)	$(154)
Interest rate contracts	—	—	(3)	(11)
Foreign currency exchange contracts	—	(11)	(40)	(33)
Total designated	$2	$63	$(45)	$(198)
Six Months Ended June 30
Fuel hedge contracts	$15	$134	$(15)	$(66)
Interest rate contracts	—	—	3	7
Foreign currency exchange contracts	(13)	(22)	83	26
Total designated	$2	$112	$71	$(33)

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $350 million and $30 million as of June 30, 2012 and December 31, 2011, respectively. These amounts are recorded in prepaid expenses and other.

NOTE 5. LONG-TERM DEBT

Fair Value of Debt

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. In the table below, the aggregate fair value of debt was based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as Level 2 within the fair value hierarchy.

(in millions)	June 30, 2012	December 31, 2011
Total debt at par value	$12,944	$13,797
Unamortized discount, net	(625)	(737)
Net carrying amount	$12,319	$13,060
Fair value	$13,100	$13,600

Certificates

In July 2012, we completed a $480 million offering of Pass Through Certificates, Series 2012-1 ("2012-1 EETC") through a pass through trust. We plan to use the proceeds (currently held in escrow) primarily to refinance aircraft securing the Delta 2002-1 EETC, which matured on July 2, 2012, and the Northwest 2001-2 EETC, which is scheduled to mature in August 2013 and is expected to be prepaid in the September 2012 quarter. The details of the offering are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Offering Completion Date	Final Maturity Date	Collateral
2012-1A	$354	4.750%	July 2012	May 2020	31 aircraft
2012-1B	126	6.875%	July 2012	May 2019	31 aircraft (1)
	$480

(1)	The B tranche is secured by the same aircraft that secure the A tranche.

Covenants

We were in compliance with all covenants in our financing agreements at June 30, 2012.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft Commitments

Future aircraft purchase commitments at June 30, 2012 total approximately $6.8 billion and include 100 B-737-900ER aircraft, 18 B-787-8 aircraft and 11 previously owned MD-90 aircraft. We have obtained committed long-term financing for a substantial portion of the purchase price of these aircraft.

In July 2012, we finalized an agreement with Southwest Airlines and The Boeing Company to add 88 B-717-200 aircraft with deliveries beginning in 2013 and continuing through 2015.

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

Employees Under Collective Bargaining Agreements

At June 30, 2012, we had approximately 80,600 full-time equivalent employees. Approximately 15% of these employees were represented by unions.

During the June 2012 quarter, we reached an agreement with the Air Line Pilots Association, International (“ALPA”) to modify the existing collective bargaining agreement, which covers approximately 10,700 Delta pilots. The agreement, which was ratified by the pilots in June 2012 and took effect on July 1, 2012, becomes amendable on December 31, 2015.

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

NOTE 7. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Severance and related costs	$171	$80	$171	$80
Facilities, fleet and other	22	64	49	71
Gain on slot exchange	—	—	(39)	—
Total restructuring and other items	$193	$144	$181	$151

Severance and Related Costs. During the March 2012 quarter, we announced voluntary workforce reduction programs primarily for eligible U.S. non-pilot employees. Approximately 2,000 employees enrolled in these programs in the June 2012 quarter and became eligible for retiree healthcare benefits. As a result, we recorded a $171 million charge for severance and related retiree healthcare costs, including $104 million of special termination benefits (see Note 8).

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Balance as of December 31, 2011	$46	$64
Additional costs and expenses	67	3
Payments	(28)	(6)
Balance as of June 30, 2012	$85	$61

Gain on Slot Exchange. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. In approving these transactions, the Department of Transportation restricted our use of the exchanged slots. We recorded a $78 million deferred gain in December 2011. We recognized $39 million of this deferred gain in the March 2012 quarter as half of the restrictions lapsed and will recognize the remainder of the deferred gain in the September 2012 quarter as the remaining restrictions lapsed on July 11, 2012.

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2012	2011	2012	2011
Three Months Ended June 30
Service cost	$—	$—	$14	$13
Interest cost	232	242	41	45
Expected return on plan assets	(176)	(181)	(19)	(22)
Amortization of prior service benefit	—	—	(6)	(1)
Recognized net actuarial loss (gain)	36	14	6	(3)
Special termination benefits	—	—	104	—
Net periodic cost	$92	$75	$140	$32
Six Months Ended June 30
Service cost	$—	$—	$29	$26
Interest cost	464	484	82	90
Expected return on plan assets	(352)	(362)	(38)	(45)
Amortization of prior service benefit	—	—	(9)	(1)
Recognized net actuarial loss (gain)	72	28	12	(6)
Special termination benefits	—	—	104	—
Net periodic cost	$184	$150	$180	$64

During the six months ended June 30, 2012, we remeasured our postretirement healthcare obligation to account for changes to retiree medical benefits resulting from the final integration of wages and benefits following our merger with Northwest Airlines and the voluntary workforce reduction programs offered to eligible employees. As a result, we recorded $104 million of special termination benefits in restructuring and other items (see Note 7).

NOTE 9. INCOME TAXES

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

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At June 30, 2012, we had a $10.6 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During the March 2012 quarter, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. We concluded that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above. If our cumulative income position continues to increase and our future projections indicate sustained profitability, we will evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During 2009, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $321 million on other comprehensive income as a result of hedge gains on fuel derivatives and an offsetting non-cash income tax expense of $321 million. This deferred income tax expense will remain in AOCI until all amounts in AOCI that relate to fuel derivatives which are designated as accounting hedges are recognized in the Consolidated Statement of Operations. We anticipate that all amounts relating to our fuel derivative contracts in AOCI will be recognized by the end of 2012. As a result, a non-cash income tax expense of $321 million will be recognized in the December 2012 quarter unless we enter into and designate additional fuel derivative contracts as accounting hedges prior to the settlement date of the outstanding contracts.

NOTE 10. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Net income (loss)	$(168)	$198	$(44)	$(120)

Basic weighted average shares outstanding	845	838	844	838
Dilutive effect of share based awards	—	6	—	—
Diluted weighted average shares outstanding	845	844	844	838

Basic earnings (loss) per share	$(0.20)	$0.24	$(0.05)	$(0.14)
Diluted earnings (loss) per share	$(0.20)	$0.23	$(0.05)	$(0.14)

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	23	25	23	31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2012 Quarter Financial Highlights

Our net loss for the June 2012 quarter was $168 million, or $0.20 per diluted share. Total operating revenue increased $579 million, or 6%, over the June 2011 quarter, primarily due to higher passenger revenue. This increase in revenue was offset by higher fuel expense, which includes market losses for fuel hedge contracts primarily settling in future periods, and a charge for severance and related retiree healthcare costs.

Passenger revenue increased $560 million due to a 7% year over year improvement in passenger mile yield on flat traffic, while capacity declined 1%. Passenger revenue per available seat mile ("PRASM") increased 8% over the June 2011 quarter, reflecting fare increases and higher revenue under corporate travel contracts.

Total operating expense increased $926 million over the June 2011 quarter, driven primarily by higher fuel expense. Our fuel expense increased $618 million (including our contract carriers under capacity purchase agreements) compared to the June 2011 quarter despite declines in market fuel prices and a 2% decrease in consumption. As a result of the significant decline in fuel prices during the June 2012 quarter, we recorded losses of $716 million due to changes in the fair value of our fuel hedge portfolio. The majority of these losses relate to mark-to-market adjustments for fuel hedges settling in future periods.

Excluding mark-to-market adjustments recorded in periods other than the settlement period ("MTM adjustments"), our average fuel price for the quarter was $3.37 per gallon, compared to $3.22 per gallon for the June 2011 quarter. Operating expense excluding fuel increased $308 million over the June 2011 quarter, driven by increases in wages and benefits and maintenance costs. Additionally, during the June 2012 quarter, we recorded a $171 million charge for severance and related retiree healthcare costs. Our consolidated operating cost per available seat mile ("CASM") for the June 2012 quarter increased 12.1% to 16.16 cents from 14.42 cents in the June 2011 quarter, primarily reflecting the market loss on fuel hedges and a 1% decline in capacity. For the June 2012 quarter, CASM-Ex was 8.77 cents, or 3.6% higher than the June 2011 quarter. The non-GAAP financial measures used in this paragraph are defined in "Supplemental Information" below.

During the June 2012 quarter, we reduced our total debt and capital leases by $376 million and ended the quarter with $5.3 billion in unrestricted liquidity, consisting of cash and cash equivalents, short-term investments and availability under credit facilities.

Oil Refinery Acquisition

On June 22, 2012, our wholly-owned subsidiary, Monroe Energy, LLC (“Monroe”), acquired an oil refinery located near Philadelphia, Pennsylvania from Phillips 66. Monroe invested $180 million to acquire the refinery and is expected to receive a $30 million grant from the Commonwealth of Pennsylvania and Delaware County that will be used to offset the purchase price of the acquisition. The acquisition includes pipelines and transportation assets that will allow Monroe to supply jet fuel to Delta's operations throughout the Northeast, including our New York hubs at LaGuardia Airport ("LaGuardia") and John F. Kennedy International Airport ("JFK").

Monroe has entered into strategic agreements with BP and Phillips 66. Under a three-year agreement, BP will supply crude oil to be refined at the facility. Monroe will spend approximately $100 million to convert the facility to maximize jet fuel production and will sell the jet fuel produced to Delta for use in its operations in the Northeast. In addition to jet fuel, the refining process will produce gas, diesel fuel, and other refined products ("non-jet fuel products"). Monroe will exchange these non-jet fuel products for jet fuel from Phillips 66 and BP to be used in Delta's operations throughout the U.S. We expect that our modifications to maximize jet fuel production will be completed this year and we will begin producing jet fuel in the fall.

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refinery mark-up or margin reflected in the prices we pay for jet fuel has increased. Our ability to acquire jet fuel from Monroe and the strategic agreements with BP and Phillips 66 are expected to reduce our fuel costs.

Pilot Agreement

During the June 2012 quarter, we reached an agreement with the Air Line Pilots Association, International (“ALPA”) to modify the existing collective bargaining agreement covering Delta’s pilots. The agreement, which was ratified by the pilots in June 2012, provides career growth opportunities as well as pay and benefits improvements for our pilots including increases to base pay and changes to our profit sharing program. The agreement will also provide Delta with productivity gains and support our domestic fleet restructuring.

Domestic Fleet Restructuring

Our domestic fleet restructuring will focus on lowering unit costs while investing in our fleet to enhance the customer experience. As part of this effort, in July 2012, we finalized an agreement with Southwest Airlines and The Boeing Company ("Boeing") to add 88 B-717-200 aircraft to our fleet. Delivery of the aircraft will begin next year, with 16 scheduled to enter our fleet in 2013. We will receive 36 aircraft deliveries in each of 2014 and 2015. The B-717-200 aircraft will primarily replace small 50-seat regional jets on a capacity neutral basis. These 110-seat aircraft will feature new, fully upgraded interiors, with 12 First Class seats, 15 Economy Comfort seats and in-flight WiFi throughout the aircraft.

During 2011, we entered into an agreement with Boeing to purchase 100 new fuel efficient B-737-900ER aircraft. We will add these aircraft to our fleet between 2013 and 2018, primarily replacing older B-757 and B-767 aircraft. The state-of-the-art B-737-900ER will offer an industry leading customer experience, including expanded carry-on baggage space and a roomier cabin. Additionally, we continue to upgrade our fleet with the addition of previously owned MD-90 jets, retiring less efficient aircraft.

We continue to assess our fleet and expect to add the aircraft discussed above on a capacity neutral basis, as we retire older less efficient aircraft. We will evaluate older, retiring fleets and related equipment for changes in depreciable life and/or impairment. As a result of adding the B-717-200 aircraft, we estimate that our total lease payments, including both capital and operating leases, will be approximately $1.6 billion in 2013, $1.6 billion in 2014, $1.5 billion in 2015, $1.4 billion in 2016 and $8.8 billion after 2016.

New York Strategy

Strengthening our position in New York City continues to be an important part of our network strategy. As discussed below, key components of this strategy are operating a domestic hub at LaGuardia and creating a state-of-the-art facility at JFK. In May 2012, we announced new and expanded service to 10 popular leisure destinations (in addition to the service expansion discussed below) in the Caribbean, Bermuda, and Florida from LaGuardia and JFK. These flights are expected to begin operating in late 2012 and 2013.

LaGuardia. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. This exchange allows us to operate a new domestic hub at LaGuardia.

We have increased service at LaGuardia by 60% from the prior year's summer schedule, adding 100 new flights and a total of 26 new destinations. The first phase of new flights began on March 25 and the second phase commenced on July 11. We currently operate about 260 daily flights between LaGuardia and 60 cities, which is more than any other airline. Our expanded schedule adds nonstop service to top U.S. business markets and additional frequencies to business markets currently served.

In addition, we are investing $160 million in a renovation and expansion project at LaGuardia to enhance the customer experience. In April 2012, we broke ground on the project, which includes a connector linking Terminals C and D, a new SkyClub in Terminal C and expanded security lanes in both terminals.

JFK. While our expanded LaGuardia schedule is focused on providing industry-leading domestic service, we are optimizing our international and trans-continental flight schedule at JFK during 2012 to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners.

At JFK, we currently operate domestic flights primarily at Terminal 2 and international flights at Terminal 3 and, to a lesser extent, Terminal 4. Our five-year $1.2 billion renovation project at JFK, which began in 2010, is on schedule. The expansion and enhancement of Terminal 4, which includes the construction of nine new international gates, commenced in 2011 and is expected to be open in the spring of 2013. Upon completion of the Terminal 4 expansion, we will relocate our operations from Terminal 3 to Terminal 4, proceed with the demolition of Terminal 3, and thereafter conduct coordinated flight operations from Terminals 2 and 4. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance.

Results of Operations - June 2012 and 2011 Quarters

Operating Revenue

	Three Months Ended June 30,
(in millions)	2012	2011	Increase	% Increase
Passenger:
Mainline	$6,644	$6,204	$440	7%
Regional carriers	1,807	1,687	120	7%
Total passenger revenue	8,451	7,891	560	7%
Cargo	262	264	(2)	(1)%
Other	1,019	998	21	2%
Total operating revenue	$9,732	$9,153	$579	6%

		Increase (Decrease) vs. three months ended June 30, 2011
(in millions)	Three Months Ended June 30, 2012	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM (3)	Load Factor
Domestic	$3,727	7%	1%	(1)%	6%	8%	1.2	pts
Atlantic	1,584	1%	(5)%	(7)%	7%	9%	1.5	pts
Pacific	860	20%	11%	10%	8%	9%	1.1	pts
Latin America	473	8%	3%	—%	5%	8%	2.8	pts
Total Mainline	6,644	7%	1%	(1)%	6%	8%	1.4	pts
Regional carriers	1,807	7%	(2)%	(3)%	9%	11%	1.2	pts
Total passenger revenue	$8,451	7%	—%	(1)%	7%	8%	1.4	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $560 million, or 7%, due to an improvement in the passenger mile yield of 7% on flat traffic, despite a 1% decline in capacity. Passenger mile yield and unit revenue increased due to fare increases, higher revenue under corporate travel contracts and improvements in our products and services.

International mainline passenger revenue increased due to increased fares, including fuel surcharges, and improved business and leisure travel demand. Atlantic PRASM was up 9%, driven by a 7% increase in yield and a 7% reduction in capacity. In early 2011, we faced industry overcapacity in the transatlantic market and in connection with our joint venture partners, AirFrance-KLM and Alitalia, we have reduced capacity in underperforming markets. Pacific passenger revenue increased 20% on a 10% and 11% increase in capacity and traffic, respectively. These results reflect higher yield and traffic, as demand returned to levels seen prior to the March 2011 earthquake and tsunami in Japan.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2012	2011
Aircraft fuel and related taxes	$3,305	$2,663	$642	24%
Salaries and related costs	1,825	1,739	86	5%
Contract carrier arrangements	1,416	1,410	6	—%
Aircraft maintenance materials and outside repairs	548	485	63	13%
Depreciation and amortization	388	381	7	2%
Passenger commissions and other selling expenses	393	440	(47)	(11)%
Contracted services	397	415	(18)	(4)%
Landing fees and other rents	347	320	27	8%
Passenger service	187	181	6	3%
Aircraft rent	68	74	(6)	(8)%
Profit sharing	135	8	127	NM
Restructuring and other items	193	144	49	34%
Other	396	412	(16)	(4)%
Total operating expense	$9,598	$8,672	$926	11%

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense increased $618 million despite a 2% decline in consumption. The table below presents fuel expense, gallons consumed, and our average price per fuel gallon, including the impact of fuel hedge losses of $716 million in the June 2012 quarter:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2012	2011
Aircraft fuel and related taxes(1)	$3,305	$2,663	$642
Aircraft fuel and related taxes included within contract carrier arrangements	521	545	(24)
Total fuel expense	$3,826	$3,208	$618	19%

Total fuel consumption (gallons)	968	992	(24)	(2)%
Average price per fuel gallon	$3.95	$3.23	$0.72	22%

(1)	Includes the impact of fuel hedge activity described further in the table below.

The table below shows the impact of hedging on fuel expense and average price per fuel gallon:

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data)	2012	2011		2012	2011
Fuel purchase cost	$3,110	$3,315	$(205)	$3.21	$3.34	$(0.13)
Fuel hedge losses (gains)	716	(107)	823	0.74	(0.11)	0.85
Total fuel expense	$3,826	$3,208	$618	$3.95	$3.23	$0.72
MTM adjustments	(561)	(11)	(550)	(0.58)	(0.01)	(0.57)
Total fuel expense, adjusted	$3,265	$3,197	$68	$3.37	$3.22	$0.15

Fuel expense increased due to fuel hedge losses recorded in the June 2012 quarter, as significant fuel price declines in the June 2012 quarter resulted in a decrease in the value of our fuel hedge portfolio. During the three months ended June 30, 2012, our fuel hedge losses of $716 million included $561 million in losses for MTM adjustments. These adjustments are based on market prices as of the end of the reporting period and assumptions described in Note 3. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, we adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per fuel gallon, adjusted (a non-GAAP financial measure as defined in "Supplemental Information" below), was $3.37 for the June 2012 quarter.

Salaries and related costs. The increase in salaries and related costs is primarily due to employee pay increases, increases in pension expense and other benefits, offset by a 2% decrease in staffing.

During the June 2012 quarter, we reached an agreement with ALPA that increases pay and benefits for our pilots. Our pilots and substantially all other employees received base pay increases on July 1, 2012 and will receive additional increases on January 1, 2013. These increases are designed both to recognize the upcoming change to the profit sharing program described below and to accelerate the planned 2013 pay increase for non-pilot employees.

Aircraft maintenance and outside repairs. Aircraft maintenance materials and outside repairs consists of costs associated with (1) maintenance of aircraft used in our operations and (2) maintenance sales to third parties by our MRO services business. The increase in aircraft maintenance materials and outside repairs is primarily due to the cyclical timing of maintenance events on our fleet.

Passenger commissions and other selling expenses. The decrease in passenger commissions and other selling expenses is primarily due to lower credit card fees, booking fees and international commission rates, partially offset by increases in sales.

Profit sharing. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the terms of the program specify the exclusion of special items, such as MTM adjustments and restructuring and other items, from pre-tax profit. During the June 2012 quarter, our profit sharing program was modified so that we will pay 10% of profits, on the first $2.5 billion of profits effective January 1, 2013 compared to paying 15% of profits for 2012. Under the program, we will continue to pay 20% of profits above $2.5 billion.

Restructuring and other items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

During the March 2012 quarter, we announced voluntary workforce reduction programs primarily for eligible U.S. non-pilot employees. Approximately 2,000 employees enrolled in these programs in the June 2012 quarter and became eligible for retiree healthcare benefits. As a result, we recorded a $171 million charge for severance and related retiree healthcare costs (see Note 7).

Results of Operations - Six Months Ended June 30, 2012 and 2011

Operating Revenue

	Six Months Ended June 30,
(in millions)	2012	2011	Increase	% Increase
Passenger:
Mainline	$12,306	$11,334	$972	9%
Regional carriers	3,371	3,132	239	8%
Total passenger revenue	15,677	14,466	1,211	8%
Cargo	506	514	(8)	(2)%
Other	1,962	1,920	42	2%
Total operating revenue	$18,145	$16,900	$1,245	7%

		Increase (Decrease) vs. six months ended June 30, 2011
(in millions)	Six Months Ended June 30, 2012	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM (3)	Load Factor
Domestic	$6,921	8%	1%	(2)%	7%	10%	2.0	pts
Atlantic	2,672	4%	(4)%	(8)%	8%	13%	3.6	pts
Pacific	1,717	17%	8%	5%	9%	12%	1.9	pts
Latin America	996	10%	3%	—%	7%	10%	2.3	pts
Total Mainline	12,306	9%	1%	(2)%	8%	11%	2.4	pts
Regional carriers	3,371	8%	(1)%	(3)%	8%	10%	1.6	pts
Total passenger revenue	$15,677	8%	1%	(2)%	8%	11%	2.3	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $1.2 billion, or 8%, due to an improvement in the passenger mile yield of 8% , despite a 2% decline in capacity. Passenger mile yield and unit revenue increased due to fare increases, higher revenue under corporate travel contracts and improvements in our products and services.

International mainline passenger revenue increased due to increased fares, including fuel surcharges, and improved business and leisure travel demand. Atlantic PRASM was up 13%, driven by a 8% increase in yield and a 8% reduction in capacity. In early 2011, we faced industry overcapacity in the transatlantic market and in connection with our joint venture partners, AirFrance-KLM and Alitalia, we have reduced capacity in underperforming markets. Pacific passenger revenue increased 17% on a 5% and 8% increase in capacity and traffic, respectively. These results reflect higher yield and traffic, as demand returned to levels seen prior to the March 2011 earthquake and tsunami in Japan.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2012	2011
Aircraft fuel and related taxes	$5,538	$4,829	$709	15%
Salaries and related costs	3,588	3,466	122	4%
Contract carrier arrangements	2,791	2,710	81	3%
Aircraft maintenance materials and outside repairs	1,109	970	139	14%
Depreciation and amortization	774	757	17	2%
Passenger commissions and other selling expenses	773	809	(36)	(4)%
Contracted services	775	840	(65)	(8)%
Landing fees and other rents	652	633	19	3%
Passenger service	358	345	13	4%
Aircraft rent	143	152	(9)	(6)%
Profit sharing	135	8	127	NM
Restructuring and other items	181	151	30	20%
Other	812	841	(29)	(3)%
Total operating expense	$17,629	$16,511	$1,118	7%

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense increased $748 million despite a 3% decline in consumption. The table below presents fuel expense, gallons consumed, and our average price per fuel gallon, including the impact of fuel hedge losses of $520 million during the six months ended June 30, 2012:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2012	2011
Aircraft fuel and related taxes(1)	$5,538	$4,829	$709
Aircraft fuel and related taxes included within contract carrier arrangements	1,047	1,008	39
Total fuel expense	$6,585	$5,837	$748	13%

Total fuel consumption (gallons)	1,854	1,911	(57)	(3)%
Average price per fuel gallon	$3.55	$3.05	$0.50	16%

(1)	Includes the impact of fuel hedge activity described further in the table below.

The table below shows the impact of hedging on fuel expense and average price per fuel gallon:

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data)	2012	2011		2012	2011
Fuel purchase cost	$6,065	$6,051	$14	$3.27	$3.16	$0.11
Fuel hedge losses (gains)	520	(214)	734	0.28	(0.11)	0.39
Total fuel expense	$6,585	$5,837	$748	$3.55	$3.05	$0.50
MTM adjustments	(410)	18	(428)	(0.22)	0.01	(0.23)
Total fuel expense, adjusted	$6,175	$5,855	$320	$3.33	$3.06	$0.27

Fuel expense increased primarily due to fuel hedge losses recorded in the six months ended June 30, 2012, as significant fuel price declines in the June 2012 quarter resulted in a decrease in the value of our fuel hedge portfolio. During the six months ended June 30, 2012, our net fuel hedge losses of $520 million included $410 million in losses for MTM adjustments. These adjustments are based on market prices as of the end of the reporting period and assumptions described in Note 3. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, we adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per fuel gallon, adjusted (a non-GAAP financial measure as defined in "Supplemental Information" below), was $3.33 for the six months ended June 30, 2012 quarter.

Salaries and related costs. The increase in salaries and related costs is primarily due to employee pay increases, increases in pension expense and other benefits, offset by a 3% decrease in staffing.

Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs consists of costs associated with (1) maintenance of aircraft used in our operations and (2) maintenance sales to third parties by our MRO services business. Costs associated with the maintenance of our fleet increased primarily to the cyclical timing of maintenance events on our fleet. Additionally, costs associated with our MRO services business increased year-over-year due primarily to increased sales, reflected in other revenue above.

Passenger commissions and other selling expenses. The decrease in passenger commissions and other selling expenses is primarily due to lower credit card fees, booking fees and international commission rates, partially offset by increases in sales.

Contracted Services. Contracted services expense improved year-over-year due primarily to the impact of severe winter storms on our operations in the March 2011 quarter.

Restructuring and other items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Non-Operating Results

The following table shows the components of other expense, net:

	Three Months Ended June 30,		(Unfavorable) Favorable	Six Months Ended June 30,		(Unfavorable) Favorable
(in millions)	2012	2011		2012	2011
Interest expense, net	$(207)	$(233)	$26	$(428)	$(454)	$26
Amortization of debt discount, net	(49)	(46)	(3)	(100)	(93)	(7)
Loss on extinguishment of debt	—	(13)	13	—	(33)	33
Foreign currency exchange	(37)	3	(40)	(15)	6	(21)
Miscellaneous, net	(5)	3	(8)	(10)	(10)	—
Total other expense, net	$(298)	$(286)	$(12)	$(553)	$(584)	$31

Income Taxes

The following table shows the components of our income tax (provision) benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
International and state income tax provision	$(4)	$(3)	$(7)	$(3)
Alternative minimum tax refunds and other	—	6	—	78
Income tax (provision) benefit	$(4)	$3	$(7)	$75

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. During the three and six months ended June 30, 2012, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance. For a discussion of our valuation allowance, see Note 9 to the Notes of the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated(1)	2012		2011		2012		2011
Revenue passenger miles (millions)	50,520		50,366		93,871		93,295
Available seat miles (millions)	59,382		60,141		113,790		116,360
Passenger mile yield	16.73	¢	15.67	¢	16.70	¢	15.51	¢
Passenger revenue per available seat mile	14.23	¢	13.12	¢	13.78	¢	12.43	¢
Operating cost per available seat mile (CASM)	16.16	¢	14.42	¢	15.49	¢	14.19	¢
CASM-Ex(2)	8.77	¢	8.46	¢	9.01	¢	8.70	¢
Passenger load factor	85.1%		83.7%		82.5%		80.2%
Fuel gallons consumed (millions)	968		992		1,854		1,911
Average price per fuel gallon(3)	$3.95		$3.23		$3.55		$3.05
Average price per fuel gallon, adjusted(2)	$3.37		$3.22		$3.33		$3.06
Full-time equivalent employees, end of period	80,646		82,347

(1)	Includes the operations of our contract carriers under capacity purchase agreements, except full-time equivalent employees which excludes employees of contract carriers that we do not own.

(2)	Non-GAAP financial measure as defined in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity.

Fleet Information

Our operating aircraft fleet, commitments, and options at June 30, 2012 are summarized in the following table:

	Current Fleet(1)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Commitments(2)	Options
B-737-700	10	—	—	10	3.4	—	—
B-737-800	73	—	—	73	11.4	—	—
B-737-900ER	—	—	—	—	—	100	30
B-747-400	4	8	3	15	19.0	—	—
B-757-200	89	34	34	157	19.1	—	—
B-757-300	16	—	—	16	9.3	—	—
B-767-300	10	2	4	16	21.4	—	—
B-767-300ER	50	4	4	58	16.3	—	4
B-767-400ER	21	—	—	21	11.3	—	7
B-777-200ER	8	—	—	8	12.4	—	—
B-777-200LR	10	—	—	10	3.2	—	12
B-787-8	—	—	—	—	—	18	—
A319-100	55	—	2	57	10.4	—	—
A320-200	41	—	28	69	17.3	—	—
A330-200	11	—	—	11	7.2	—	—
A330-300	21	—	—	21	6.8	—	—
MD-88	67	50	—	117	22.0	—	—
MD-90	36	8	—	44	15.4	11	—
DC9-50	19	—	—	19	34.1	—	—
CRJ-100	6	9	8	23	13.6	—	—
CRJ-700	15	—	—	15	1.3	—	—
CRJ-900	13	—	—	13	4.6	—	—
Embraer 175	—	—	—	—	—	—	36
Total	575	115	83	773	16.0	129	89

(1)	Excludes certain aircraft we own or lease which are operated by third party contract carriers on our behalf shown in the table below.

(2)	Excludes our orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

In July 2012, we finalized an agreement with Southwest Airlines and Boeing to add 88 B-717-200 aircraft with deliveries beginning in 2013 and continuing through 2015.

The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at June 30, 2012:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Pinnacle Airlines, Inc.	140	—	57	—	—	—	197
ExpressJet Airlines, Inc.	92	38	10	—	—	—	140
SkyWest Airlines, Inc.	63	17	21	—	—	—	101
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America Corporation	—	—	—	—	14	16	30
Chautauqua Airlines, Inc.	—	—	—	24	—	—	24
GoJet Airlines, LLC	—	12	—	—	—	—	12
Total	295	67	88	24	20	52	546

Pinnacle Airlines Corp. ("Pinnacle") along with Pinnacle Airlines Inc. and other of its subsidiaries, filed for bankruptcy in April 2012. We do not believe that Pinnacle's bankruptcy filing will have a material effect on our operations or financial statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2012, we had $5.3 billion in unrestricted liquidity, including $1.8 billion in availability under credit facilities.

Debt and Capital Leases. At June 30, 2012, total debt and capital leases, including current maturities, was $13.0 billion, a $791 million reduction from December 31, 2011. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that a significant portion of our assets are subject to liens.

In July 2012, we completed a $480 million offering of Pass Through Certificates, Series 2012-1 ("2012-1 EETC") through a pass through trust. The 2012-1 EETC has a weighted average interest rate of 5.31% and matures in May 2020. We plan to use the proceeds (currently held in escrow) primarily to refinance aircraft securing the Delta 2002-1 EETC, which matured on July 2, 2012, and the Northwest 2001-2 EETC, which matures in August 2013 and is expected to be prepaid in the September 2012 quarter.

Pension Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. During the six months ended June 30, 2012, we contributed $678 million to our defined benefit pension plans. As a result of these contributions, we satisfied, on an accelerated basis, the minimum required contributions for our defined benefit pension plans for 2012.

Sources and Uses of Cash

Cash flows from operating activities

Cash provided by operating activities totaled $1.5 billion and $1.8 billion for the six months ended June 30, 2012 and 2011, respectively, primarily reflecting advance ticket sales for peak season travel and net income after adjusting for items such as depreciation and amortization.

During the six months ended June 30, 2012, cash provided by operating activities was reduced by $678 million in pension funding, $350 million in posted hedge margin and $264 million in profit sharing payments for 2011. During the six months ended June 30, 2011, cash provided by operating activities was reduced by $312 million in pension funding and $313 million in profit sharing payments for 2010.

Cash flows from investing activities

The following table shows the components of net cash used in investing activities:

	Six Months Ended June 30,
(in millions)	2012	2011
Flight equipment	$(609)	$(481)
Technology and facilities	(215)	(172)
Purchase of oil refinery (see Note 2)	(180)	—
Net purchases of short-term investments and other	3	(221)
Net cash used in investing activities	$(1,001)	$(874)

Flight equipment primarily includes (1) investments in full flat-bed seats in BusinessElite and other interior upgrades; (2) modifications of recently acquired MD-90s; and (3) other aircraft modifications and parts. Technology and facilities consists of improvements in delta.com and mobile apps and investments at our airports at LaGuardia and JFK. Net purchases of short-term investments and other in 2011 represents the purchase of treasury bills, which are reflected as short-term investments on our Consolidated Balance Sheets.

Cash flows from financing activities

Cash used in financing activities totaled $580 million for the six months ended June 30, 2012, reflecting the repayment of $741 million in long-term debt and capital lease obligations, partially offset by a $158 million net increase in the fuel card obligation.

Cash used in financing activities totaled $937 million for the six months ended June 30, 2011, reflecting the repayment of $1.0 billion in long-term debt and capital lease obligations, partially offset by $245 million in proceeds from aircraft financing. We also refinanced the loans under the $2.5 billion senior secured exit financing facilities.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Consolidated Financial Statements, but that is not presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The tables below show reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures.

To determine our average price per fuel gallon, adjusted, we exclude mark-to-market adjustments on fuel hedges recorded in periods other than the settlement period ("MTM adjustments"). These adjustments are based on market prices as of the end of the reporting period and assumptions described in Note 3. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, we adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost.

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2012	2011	2012	2011
Average price per fuel gallon(1)	$3.95	$3.23	$3.55	$3.05
MTM adjustments	(0.58)	(0.01)	(0.22)	0.01
Average price per fuel gallon, adjusted(2)	$3.37	$3.22	$3.33	$3.06

(1)	Includes fuel expense incurred under contract carriers arrangements and the impact of fuel hedge activity.

(2)	Includes the impact of fuel hedges settling during the period.

In addition to MTM adjustments, we exclude the following items from CASM to determine CASM-Ex:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. Management believes the exclusion of aircraft fuel and related taxes (including our contract carriers under capacity purchase arrangements) allows investors to better understand and analyze our non-fuel costs and our year-over-year financial performance.

•
Ancillary businesses. Ancillary businesses are not related to the generation of a seat mile. These businesses include aircraft maintenance and staffing services we provide to third parties and our vacation wholesale operations.

•	Profit sharing. Management believes the exclusion of this item provides a more meaningful comparison of our results to the airline industry and prior years' results.

•	Restructuring and other items. Management believes the exclusion of this item is helpful to investors to evaluate our recurring core operational performance in the period shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
CASM	16.16 ¢	14.42 ¢	15.49 ¢	14.19 ¢
Items excluded:
Aircraft fuel and related taxes	(5.49)	(5.31)	(5.42)	(5.02)
Ancillary businesses	(0.40)	(0.38)	(0.42)	(0.35)
Profit sharing	(0.23)	(0.01)	(0.12)	(0.01)
Restructuring and other items	(0.33)	(0.24)	(0.16)	(0.13)
MTM adjustments	(0.94)	(0.02)	(0.36)	0.02
CASM-Ex	8.77 ¢	8.46 ¢	9.01 ¢	8.70 ¢

As discussed above, management believes the volatility in fuel prices impacts the comparability of year-over-year financial performance. The table below shows changes in operating expense excluding the impact of fuel.

	Three Months Ended June 30,
(in millions)	2012	2011	Change
Operating expense	$9,598	$8,672	$926
Items excluded:
Aircraft fuel and related taxes	(3,305)	(2,663)	(642)
Aircraft fuel and related taxes included within contract carriers arrangements	(521)	(545)	24
Operating expense excluding fuel	$5,772	$5,464	$308

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. We actively manage our fuel price risk through a hedging program intended to generate a positive cash position to defray the cost of jet fuel purchases during upward fuel price movements, while preserving participation in downward price movements of jet fuel to the extent practical. This fuel hedging program utilizes several different contract and commodity types, which are intended to create a risk mitigating hedge portfolio. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices decrease significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the six months ended June 30, 2012, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $6.6 billion, or 37%, of our total operating expense. We recognized $520 million of net fuel hedge losses during the six months ended June 30, 2012, including $410 million of mark-to-market losses primarily relating to hedge contracts settling in future periods.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at June 30, 2012 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Six Months ending December 31, 2012			Fuel Hedge Margin (Posted to) Received from Counterparties
(in millions)	Decrease (Increase) to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(1,040)	$250	$(790)	$30
+ 10%	(520)	150	(370)	(20)
- 10%	520	(220)	300	(480)
- 20%	1,040	(530)	510	(920)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.77, excluding transportation costs and taxes, at June 30, 2012 and estimated fuel consumption of 1.9 billion gallons for the six months ending December 31, 2012.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the June 2012 quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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
July 25, 2012

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

We are currently able to obtain adequate supplies of aircraft fuel, but it is impossible to predict the future availability or price of aircraft fuel. In the future, we expect to acquire a significant amount of jet fuel from our wholly-owned subsidiary, Monroe, and through strategic agreements that Monroe has with BP and Phillips 66. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or marketing, environmental concerns and other unpredictable events may result in crude oil and fuel supply shortages and crude oil and fuel price increases in the future. Additional increases in fuel costs or disruptions in fuel supplies could have additional negative effects on us.

The operation of an oil refinery by our wholly-owned subsidiary may pose risks to our consolidated financial results of operations that are different from the risks associated with our airline operations.

Our wholly-owned subsidiary, Monroe, recently acquired an oil refinery complex located near Philadelphia, Pennsylvania. Our ability to acquire jet fuel from Monroe and through strategic agreements with BP and Phillips 66 is expected to reduce our exposure to increases in fuel costs. Monroe's operation of the refinery, however, may pose risks to our consolidated financial results of operations that are different from the risks associated with our airline operations.

Operational. Because we plan to acquire a large amount of our jet fuel from Monroe, the disruption or interruption of production at the refinery could have an impact on our ability to acquire all of the jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an interruption in operations, the financial benefits we expect to achieve from buying fuel from Monroe could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.

Insurance. Monroe's refining operations are subject to various hazards unique to refinery operations, including explosions, fires, toxic emissions and natural catastrophes. Monroe's insurance coverage does not cover all potential losses, costs or liabilities and Monroe could suffer losses for uninsurable or uninsured risks or in amounts greater than its insurance coverage.

In addition, Monroe's ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has not control. If Monroe were to incur a significant liability for which it is not fully insured or for which insurance companies do not or are unable to provide coverage, this could have a material adverse effect on our consolidated financial results of operations.

Environmental. Monroe's operations are subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, and greenhouse gas emissions. If Monroe violates or fails to comply with these laws and regulations, Monroe could be fined or otherwise sanctioned, which if significant could have a material adverse effect on our financial results. In addition, the enactment of new environmental laws and regulations, including any laws or regulations relating to greenhouse gas emissions, could significantly increase the level of expenditures required for environmental matters for Monroe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of common stock to satisfy tax withholding obligations during the June 2012 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
April 2012	12,167	$9.97	12,167	(1)
May 2012	23,070	$11.14	23,070	(1)
June 2012	2,787	$11.45	2,787	(1)
Total	38,024		38,024

(1)
Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the "2007 Plan"). The 2007 Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Terms of 2012 Restricted Stock Awards for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012

31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012

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
July 25, 2012