Form 10-Q
period 2012-09-30
DELTA AIR LINES INC /DE/
filed 2012-10-26
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes ☑ No ☐
Number of shares outstanding by each class of common stock, as of September 30, 2012:
Common Stock, $0.0001 par value - 850,450,321 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,274	$2,657
Short-term investments	959	958
Restricted cash, cash equivalents and short-term investments	401	305
Accounts receivable, net of an allowance for uncollectible accounts of $36 and $33 at September 30, 2012 and December 31, 2011, respectively	1,785	1,563
Expendable parts and supplies inventories, net of an allowance for obsolescence of $122 and $101 at September 30, 2012 and December 31, 2011, respectively	403	367
Deferred income taxes, net	465	461
Prepaid expenses and other	1,876	1,418
Total current assets	8,163	7,729
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $6,337 and $5,472 at September 30, 2012 and December 31, 2011, respectively	20,599	20,223
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $651 and $600 at September 30, 2012 and December 31, 2011, respectively	4,697	4,751
Other noncurrent assets	1,099	1,002
Total other assets	15,590	15,547
Total assets	$44,352	$43,499
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,546	$1,944
Air traffic liability	4,264	3,480
Accounts payable	2,325	1,600
Frequent flyer deferred revenue	1,584	1,849
Accrued salaries and related benefits	1,491	1,367
Taxes payable	638	594
Fuel card obligation	391	318
Other accrued liabilities	985	1,549
Total current liabilities	13,224	12,701
Noncurrent Liabilities:
Long-term debt and capital leases	11,111	11,847
Pension, postretirement and related benefits	13,688	14,200
Frequent flyer deferred revenue	2,617	2,700
Deferred income taxes, net	2,049	2,028
Other noncurrent liabilities	1,711	1,419
Total noncurrent liabilities	31,176	32,194
Commitments and Contingencies
Stockholders' Deficit:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 866,884,968 and 861,499,734 shares issued at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	14,045	13,999
Accumulated deficit	(7,395)	(8,398)
Accumulated other comprehensive loss	(6,464)	(6,766)
Treasury stock, at cost, 16,434,647 and 16,253,791 shares at September 30, 2012 and December 31, 2011, respectively	(234)	(231)
Total stockholders' deficit	(48)	(1,396)
Total liabilities and stockholders' deficit	$44,352	$43,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Operating Revenue:
Passenger:
Mainline	$7,017	$6,852	$19,323	$18,186
Regional carriers	1,675	1,716	5,046	4,848
Total passenger revenue	8,692	8,568	24,369	23,034
Cargo	243	257	749	771
Other	988	991	2,950	2,911
Total operating revenue	9,923	9,816	28,068	26,716

Operating Expense:
Aircraft fuel and related taxes	2,221	2,881	7,759	7,710
Salaries and related costs	1,850	1,717	5,438	5,183
Contract carrier arrangements	1,447	1,432	4,238	4,142
Aircraft maintenance materials and outside repairs	493	428	1,602	1,398
Passenger commissions and other selling expenses	440	480	1,213	1,289
Contracted services	402	419	1,177	1,259
Depreciation and amortization	392	384	1,166	1,141
Landing fees and other rents	360	342	1,012	975
Passenger service	201	207	559	552
Profit sharing	174	167	309	175
Aircraft rent	65	72	208	224
Restructuring and other items	149	3	330	154
Other	421	424	1,233	1,265
Total operating expense	8,615	8,956	26,244	25,467

Operating Income	1,308	860	1,824	1,249

Other (Expense) Income:
Interest expense, net	(195)	(229)	(623)	(683)
Amortization of debt discount, net	(48)	(48)	(148)	(141)
Loss on extinguishment of debt	(12)	(5)	(12)	(38)
Miscellaneous, net	(1)	(31)	(27)	(35)
Total other expense, net	(256)	(313)	(810)	(897)

Income Before Income Taxes	1,052	547	1,014	352

Income Tax (Provision) Benefit	(5)	2	(11)	77

Net Income	$1,047	$549	$1,003	$429

Basic Earnings Per Share	$1.24	$0.66	$1.19	$0.51
Diluted Earnings Per Share	$1.23	$0.65	$1.18	$0.51

Comprehensive Income	$1,073	$418	$1,305	$283

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2012	2011
Net Cash Provided by Operating Activities	$1,926	$1,676

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(885)	(676)
Ground property and equipment, including technology	(545)	(210)
Purchase of investments	(719)	(719)
Redemption of investments	757	503
Other, net	(37)	16
Net cash used in investing activities	(1,429)	(1,086)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,410)	(3,426)
Proceeds from long-term obligations	480	2,380
Debt issuance costs	(8)	(62)
Restricted cash and cash equivalents	(31)	(84)
Fuel card obligation, net	73	—
Other, net	16	17
Net cash used in financing activities	(880)	(1,175)

Net Decrease in Cash and Cash Equivalents	(383)	(585)
Cash and cash equivalents at beginning of period	2,657	2,892
Cash and cash equivalents at end of period	$2,274	$2,307

Non-Cash Transactions:
SkyMiles used pursuant to advance purchase under American Express Agreements	$250	$—
Build-to-suit leased facilities	141	70
Flight equipment under capital leases	—	98

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2012
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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results for the entire year.

Recent Accounting Standards

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board ("FASB") issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in the March 2012 quarter and have presented comprehensive income on our Condensed Consolidated Statements of Operations and Comprehensive Income.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued "Testing Indefinite-Lived Intangible Assets for Impairment." The standard gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard and will apply the provisions to our annual indefinite-lived intangible asset impairment tests in the December 2012 quarter. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

NOTE 2. OIL REFINERY

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refining margin reflected in the prices we pay for jet fuel has increased. We purchased an oil refinery in June 2012 as part of our strategy to mitigate the increasing cost of the refining margin we are paying.

Acquisition

On June 22, 2012 (the "Closing Date"), our wholly-owned subsidiary, Monroe Energy, LLC (“Monroe”), acquired the Trainer refinery located near Philadelphia, Pennsylvania from Phillips 66. Monroe invested $180 million to acquire the refinery. Monroe received a $30 million grant from the Commonwealth of Pennsylvania. The acquisition includes pipelines and terminal assets that will allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia Airport and John F. Kennedy International Airport.

Prior to the transaction, Phillips 66 had shut down operations at the refinery. Monroe is making required capital improvements totaling approximately $100 million to restart the refinery and bring it to its desired operating state.

We accounted for the refinery acquisition as a business combination. The refinery, pipelines, and terminal assets acquired were recorded in property and equipment, net at $180 million based on their respective fair values on the Closing Date.

Refinery Operations and Strategic Agreements

The facility is capable of refining 185,000 barrels of crude oil per day. BP will supply crude oil used by the refinery under a three year agreement. The refinery will produce approximately 30% jet fuel after the capital improvements are completed. The refinery's remaining production will consist of gas, diesel and refined products ("non-jet fuel products"). Under a multi-year agreement, we will exchange a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. Substantially all of the remaining production of non-jet fuel products will be sold to BP under a long-term buy/ sale agreement effectively exchanging those non-jet fuel products for jet fuel. Our agreement with Phillips 66 requires us to deliver specified quantities of non-jet fuel products and they are required to deliver jet fuel to us. If we or Phillips 66 do not have the specified quantity and type of product available, the delivering party is required to procure any such shortage to fulfill its obligation under the agreement. Substantially all of the refinery's expected production of non-jet fuel products is included in these agreements.
Refinery Start-Up

Production at the refinery restarted in September 2012. It is expected to reach its full refining capacity during the fourth quarter, at which time we expect to begin to realize the benefits of ownership of the refinery. The results of the refinery's operations were not material in the September 2012 quarter. Our future financial statements will disclose two operating segments: our airline segment and our refinery segment.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2012	Level 1	Level 2	Level 3
Cash equivalents	$1,996	$1,996	$—	$—
Short-term investments	959	959	—	—
Restricted cash equivalents and investments	400	400	—	—
Long-term investments	209	94	26	89
Hedge derivatives, net
Fuel hedge contracts	252	50	202	—
Interest rate contracts	(70)	—	(70)	—
Foreign currency exchange contracts	(33)	—	(33)	—

(in millions)	December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents	$2,357	$2,357	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and investments	341	341	—	—
Long-term investments	188	55	24	109
Hedge derivatives, net
Fuel hedge contracts	70	—	70	—
Interest rate contracts	(91)	—	(91)	—
Foreign currency exchange contracts	(89)	—	(89)	—

Cash Equivalents, Short-term Investments and Restricted Cash Equivalents and Investments. Cash equivalents and short-term investments generally consist of money market funds and treasury bills. Restricted cash equivalents and investments are primarily held to meet certain projected self-insurance obligations and generally consist of money market funds and time deposits. These investments are recorded at cost, which approximates fair value. Fair value is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Long-term Investments. Our long-term investments, primarily consisting of equity investments in GOL and Aeroméxico and auction rate securities, are classified in other noncurrent assets.

Hedge Derivatives. Our derivative contracts are generally negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 14% to 39% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Derivatives. Our interest rate derivatives consist primarily of swap contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 4. DERIVATIVES

Our results of operations are impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. The objective of the fuel hedging program is to generate a positive cash position to defray the cost of jet fuel purchases. This fuel hedging program utilizes several different contract and commodity types. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Effective June 2011, we stopped designating substantially all of our new fuel derivative contracts as accounting hedges and discontinued hedge accounting for our then existing fuel derivative contracts that previously had been designated as accounting hedges. As a result, we record market adjustments for changes in fair value to earnings in aircraft fuel and related taxes. Prior to this change in accounting designation, gains or losses on these contracts were deferred in accumulated other comprehensive income ("AOCI") until contract settlement. We will reclassify to earnings all amounts relating to our fuel derivative contracts in AOCI on the original contract settlement dates.

The following table shows the impact of fuel hedge gains (losses) for both designated and undesignated contracts on aircraft fuel and related taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Market adjustments for changes in fair value	$414	$(179)	$(121)	$(99)
Effective portion reclassified from AOCI to earnings	—	68	15	202
Gain (loss) recorded in aircraft fuel and related taxes	$414	$(111)	$(106)	$103

During the September 2012 quarter, we recorded gains of $414 million due to changes in the fair value of our fuel hedges. The gains partially offset mark-to-market ("MTM") losses recorded during the June 2012 quarter on these fuel hedges. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. The following tables reflect the estimated fair value asset (liability) positions, notional balances and maturity dates of our hedge contracts:

Hedge Position as of September 30, 2012

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$762	U.S. dollars	May 2019	$—	$—	$(23)	$(53)	$(76)
Interest rate contracts (fair value hedges)	$469	U.S. dollars	August 2022	6	—	—	—	6
Foreign currency exchange contracts	93,960	Japanese yen	August 2015	1	2	(30)	(6)	(33)
	456	Canadian dollars
Not designated as hedges
Fuel hedge contracts	2,666	gallons - heating oil, crude oil, jet fuel and diesel	December 2013	549	86	(283)	(100)	252
Total derivative contracts				$556	$88	$(336)	$(159)	$149

Hedge Position as of December 31, 2011

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$989	U.S. dollars	May 2019	$—	$—	$(27)	$(57)	$(84)
Interest rate contracts (fair value hedges)	$500	U.S. dollars	August 2022	—	—	—	(7)	(7)
Foreign currency exchange contracts	126,993	Japanese yen	April 2014	7	5	(58)	(43)	(89)
	313	Canadian dollars
Not designated as hedges
Fuel hedge contracts	1,225	gallons - heating oil, crude oil, jet fuel and diesel	December 2012	570	—	(500)	—	70
Total derivative contracts				$577	$5	$(585)	$(107)	$(110)

Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts, including those previously designated as accounting hedges, are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2012	2011	2012	2011
Three Months Ended September 30
Fuel hedge contracts	$—	$68	$—	$(70)
Interest rate contracts	(5)	—	5	(51)
Foreign currency exchange contracts	(8)	(31)	(27)	(22)
Total designated	$(13)	$37	$(22)	$(143)
Nine Months Ended September 30
Fuel hedge contracts	$15	$202	$(15)	$(136)
Interest rate contracts	(5)	—	8	(44)
Foreign currency exchange contracts	(21)	(53)	56	4
Total designated	$(11)	$149	$49	$(176)

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $10 million and $30 million as of September 30, 2012 and December 31, 2011, respectively. These amounts are recorded in prepaid expenses and other.

NOTE 5. LONG-TERM DEBT

Fair Value of Debt

Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. In the table below, the aggregate fair value of debt is based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as Level 2 within the fair value hierarchy.

(in millions)	September 30, 2012	December 31, 2011
Total debt at par value	$12,546	$13,797
Unamortized discount, net	(566)	(737)
Net carrying amount	$11,980	$13,060
Fair value	$12,800	$13,600

Certificates

In July 2012, we completed a $480 million offering of Pass Through Certificates, Series 2012-1 ("2012-1 EETC") through a pass through trust. During the September 2012 quarter, we used the proceeds to refinance aircraft securing the Delta 2002-1 EETC, a portion of which matured on July 2, 2012. We also used the proceeds to refinance aircraft securing the Northwest 2001-2 EETC, which was scheduled to mature in August 2013 but was prepaid in the September 2012 quarter. The details of the offering are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Offering Completion Date	Final Maturity Date	Collateral
2012-1A	$354	4.750%	July 2012	May 2020	31 aircraft
2012-1B	126	6.875%	July 2012	May 2019	31 aircraft(1)
	$480

(1)	The B tranche certificates are secured by the same aircraft that secure the A tranche certificates.

Covenants

We were in compliance with all covenants in our financing agreements at September 30, 2012.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft Commitments

Future aircraft purchase commitments at September 30, 2012 total approximately $6.8 billion and include 100 B-737-900ER aircraft, 18 B-787-8 aircraft and seven previously owned MD-90 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft.

In July 2012, we finalized agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft with deliveries beginning in 2013 and continuing through 2015. Including the B-717-200 aircraft, we estimate that our total lease payments will be approximately $1.6 billion in 2013, $1.6 billion in 2014, $1.5 billion in 2015, $1.4 billion in 2016 and $8.8 billion after 2016.

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

Employees Under Collective Bargaining Agreements

At September 30, 2012, we had approximately 77,000 full-time equivalent employees. Approximately 14% of these employees were represented by unions.

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

NOTE 7. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Facilities, fleet and other	$122	$—	$171	$71
Severance and related costs	66	3	237	83
Gain on slot exchange	(39)	—	(78)	—
Total restructuring and other items	$149	$3	$330	$154

Facilities, Fleet and Other. We recently announced plans to reduce the total number of regional jets in our network while adding more mainline flying. This includes reducing the number of 50-seat regional jets in our fleet over the next few years. As a result of this reduction and changes to our business strategy, we announced our decision on July 27, 2012 to cease the operations of Comair, a wholly-owned regional airline subsidiary, as of September 29, 2012. We recorded a restructuring charge in the September 2012 quarter related to remaining lease payments for grounded aircraft, the acceleration of aircraft lease return costs and aircraft and related equipment and asset disposals.

Severance and Related Costs. We accrued $66 million in severance and related costs in the September 2012 quarter, related both to ceasing operations at Comair and providing severance benefits to Comair's 1,700 employees as well as a voluntary severance program. For the nine months ended September 30, 2012, we offered voluntary severance programs in which more than 2,000 employees elected to participate. These participants became eligible for retiree healthcare benefits. For all of these programs, we recognized a total charge of $237 million for the nine months ended September 30, 2012, which includes $110 million of special termination benefits (see Note 8).

Gain on Slot Exchange. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. In approving these transactions, the Department of Transportation restricted our use of the exchanged slots. We recorded a $78 million deferred gain in December 2011. We recognized $39 million of this deferred gain in the March 2012 quarter as half of the restrictions lapsed and recognized the remainder of the deferred gain in the September 2012 quarter as the remaining restrictions lapsed.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Balance as of December 31, 2011	$46	$64
Additional costs and expenses	126	44
Payments	(40)	(11)
Balance as of September 30, 2012	$132	$97

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2012	2011	2012	2011
Three Months Ended September 30
Service cost	$—	$—	$14	$13
Interest cost	232	242	41	45
Expected return on plan assets	(176)	(181)	(19)	(22)
Amortization of prior service benefit	—	—	(7)	(1)
Recognized net actuarial loss (gain)	36	14	6	(3)
Special termination benefits	—	—	6	—
Net periodic cost	$92	$75	$41	$32
Nine Months Ended September 30
Service cost	$—	$—	$43	$39
Interest cost	696	726	123	135
Expected return on plan assets	(528)	(543)	(57)	(67)
Amortization of prior service benefit	—	—	(16)	(2)
Recognized net actuarial loss (gain)	108	42	18	(9)
Special termination benefits	—	—	110	—
Net periodic cost	$276	$225	$221	$96

During the nine months ended September 30, 2012, we remeasured our postretirement healthcare obligation to account for changes to retiree medical benefits resulting from the final integration of wages and benefits following our merger with Northwest Airlines and the voluntary workforce reduction programs offered to eligible employees. As a result, we recorded $110 million of special termination benefits in restructuring and other items (see Note 7).

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

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At September 30, 2012, we had a $10.2 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During the March 2012 quarter, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. We have concluded as of September 30, 2012 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We will evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During 2009, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $321 million on other comprehensive income as a result of hedge gains on fuel derivatives and an offsetting non-cash income tax benefit of $321 million. This deferred income tax expense will remain in AOCI until all amounts in AOCI that relate to fuel derivatives which are designated as accounting hedges are recognized in the Consolidated Statement of Operations. We will reclassify to earnings all amounts relating to our fuel derivative contracts in AOCI on the original contract settlement dates. As a result, a non-cash income tax expense of $321 million will be recognized upon the settlement of the fuel derivative contracts designated as accounting hedges.

NOTE 10. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings per share. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Net income	$1,047	$549	$1,003	$429

Basic weighted average shares outstanding	846	838	845	838
Dilutive effect of share based awards	4	6	4	6
Diluted weighted average shares outstanding	850	844	849	844

Basic earnings per share	$1.24	$0.66	$1.19	$0.51
Diluted earnings per share	$1.23	$0.65	$1.18	$0.51

Antidilutive common stock equivalents excluded from diluted earnings per share	19	26	19	25

NOTE 11. SUBSEQUENT EVENTS

October 2012 Senior Secured Credit Facilities

In October 2012, we entered into senior secured credit facilities (the "Pacific Facilities") to borrow up to $2.0 billion. The Pacific Facilities consist of two first lien term loan facilities (the "Pacific Term Loans") and a $450 million revolving credit facility (the "Pacific Revolving Facility"). In connection with entering into the Pacific Facilities, we retired $1.2 billion principal amount of outstanding debt, including an existing term loan and senior secured and senior second lien notes, and terminated an existing undrawn $500 million revolving credit facility. These transactions are summarized in the table below:

				October 2012
	Final Maturity Date	Interest Rate(s) per Annum		Proceeds Received	Principal Retired
Entered into in October 2012
Pacific Term Loan B-1	October 2018	5.25%	variable(1)(2)	$1,100	$—
Pacific Term Loan B-2	April 2016	4.25%	variable(1)(2)	400	—
Pacific Revolving Facility ($450 million)	October 2017	undrawn	variable(3)	—	—
Retired/Terminated in October 2012
Pacific Routes Term Facility	March 2016	4.25%	variable(1)(4)	—	246
Pacific Routes Revolving Facility ($500 million)	March 2013	undrawn	variable(1)	—	—
Senior Secured Notes(5)	September 2014	9.5%	fixed	—	600
Senior Second Lien Notes(5)	March 2015	12.25%	fixed	—	306
Total				$1,500	$1,152

(1) Interest rate equal to LIBOR (subject to a floor) or another index rate, in each case plus a specified margin
(2) Represents the rate as of October 26, 2012
(3) Interest rate equal to LIBOR or another index rate, in each case plus a specified margin
(4) Represents the rate as of September 30, 2012
(5) Includes amounts that will be redeemed in November 2012 pursuant to an irrevocable notice of redemption

Borrowings under the Pacific Term Loans must be repaid annually in an amount equal to 1% per year of the original principal amount of the respective loans (to be paid in equal quarterly installments). The remaining unamortized principal amounts under the Pacific Term Loans are due on their final maturity dates. The Pacific Revolving Facility is currently undrawn.

Key Financial Covenants. Our obligations under the Pacific Facilities are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”) and secured by a first lien on our Pacific route authorities and certain related assets. Like our other secured debt instruments, the Pacific Facilities include affirmative, negative and financial covenants that restrict our ability to, among other things, make investments, sell or otherwise dispose of collateral if we are not in compliance with the collateral coverage ratio test described below, pay dividends or repurchase stock. The financial covenants require us to maintain the minimum levels shown in the table below:

Minimum Fixed Charge Coverage Ratio(1)	1.20:1
Minimum Unrestricted Liquidity
Unrestricted cash, permitted investments, and undrawn revolving credit facilities	$2.0 billion
Minimum Collateral Coverage Ratio(2)	1.60:1

(1)
Defined as the ratio of (a) earnings before interest, taxes, depreciation, amortization and aircraft rent, and other adjustments to net income to (b) the sum of gross cash interest expense (including the cash interest portion of our capitalized lease obligations) and cash aircraft rent expense, for the 12-month period ending as of the last day of each fiscal quarter.

(2)	Defined as the ratio of (a) the value of the collateral to (b) the sum of the aggregate outstanding obligations under the Pacific Facilities and certain other obligations.

Under the Pacific Facilities, if the Minimum Collateral Coverage Ratio is not maintained, we must either provide additional collateral to secure our obligations, or we must repay the loans under the facilities by an amount necessary to maintain compliance with the collateral coverage ratio. The value of the collateral that has been pledged may change over time, which may be reflected in appraisals of collateral required by the Pacific Facilities. These changes could result from factors that are not under our control. A decline in the value of collateral could result in a situation where we may not be able to maintain the collateral coverage ratio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2012 Quarter Financial Highlights

Our net income for the September 2012 quarter was $1.0 billion, or $1.23 per diluted share. Total operating revenue increased $107 million, or 1%, over the September 2011 quarter, primarily due to higher passenger revenue due to yield improvement. Fuel expense decreased due to fuel hedge results and a 2% decline in consumption.

Passenger revenue increased $124 million due to a 3% year over year improvement in passenger mile yield on 1% lower traffic, while capacity declined 2%. Passenger revenue per available seat mile ("PRASM") increased 3% over the September 2011 quarter, reflecting higher revenue under corporate travel contracts and improvements in our products and services.

Total operating expense decreased $341 million over the September 2011 quarter, driven primarily by lower fuel expense. Our fuel expense decreased $672 million (including our contract carriers under capacity purchase agreements) compared to the September 2011 quarter due to fuel hedge gains and a 2% decrease in consumption. During the September 2012 quarter, we recorded gains of $414 million due to changes in the fair value of our fuel hedge portfolio. The majority of these gains relate to mark-to-market adjustments for fuel hedges settling in future periods. Excluding mark-to-market adjustments recorded in periods other than the settlement period ("MTM adjustments"), our average fuel price for the quarter was $3.14 per gallon, compared to $3.09 per gallon for the September 2011 quarter.

Our consolidated operating cost per available seat mile ("CASM") for the September 2012 quarter decreased 2.3% to 13.83 cents from 14.16 cents in the September 2011 quarter, primarily reflecting the market gain on fuel hedges. For the September 2012 quarter, CASM-Ex was 8.55 cents, or 5.6% higher than the September 2011 quarter. The non-GAAP financial measures used in this paragraph are defined in "Supplemental Information" below.

Strengthening the Balance Sheet

We will continue to focus on cash flow generation toward our goal of further strengthening our balance sheet. We finished the September 2012 quarter with $5.1 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). During the first nine months of 2012, we generated $1.9 billion in cash from operating activities, and we reduced debt by $1.1 billion and funded capital expenditures while maintaining a solid liquidity position.

Oil Refinery Acquisition

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refining margin reflected in the prices we pay for jet fuel has increased. We purchased an oil refinery in June 2012 as part of our strategy to mitigate the increasing cost of the refining margin we are paying.

Acquisition

On June 22, 2012 (the "Closing Date"), our wholly-owned subsidiary, Monroe Energy, LLC (“Monroe”), acquired the Trainer refinery located near Philadelphia, Pennsylvania from Phillips 66. Monroe invested $180 million to acquire the refinery. Monroe received a $30 million grant from the Commonwealth of Pennsylvania. The acquisition includes pipelines and terminal assets that will allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia Airport and John F. Kennedy International Airport.

Prior to the transaction, Phillips 66 had shut down operations at the refinery. Monroe is making required capital improvements totaling approximately $100 million to restart the refinery and bring it to its desired operating state.

Refinery Operations and Strategic Agreements

The facility is capable of refining 185,000 barrels of crude oil per day. BP will supply crude oil used by the refinery under a three year agreement. The refinery will produce approximately 30% jet fuel after the capital improvements are completed. The refinery's remaining production will consist of gas, diesel and refined products ("non-jet fuel products"). Under a multi-year agreement, we will exchange a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. Substantially all of the remaining production of non-jet fuel products will be sold to BP under a long-term buy/ sale agreement effectively exchanging those non-jet fuel products for jet fuel. Our agreement with Phillips 66 requires us to deliver specified quantities of non-jet fuel products and they are required to deliver jet fuel to us. If we or Phillips 66 do not have the specified quantity and type of product available, the delivering party is required to procure any such shortage to fulfill its obligation under the agreement. Substantially all of the refinery's expected production of non-jet fuel products is included in these agreements.
Refinery Start-Up

Production at the refinery restarted in September 2012. It is expected to reach its full refining capacity during the fourth quarter, at which time we expect to begin to realize the benefits of ownership of the refinery. We expect these benefits to be $300 million on an annual basis. The results of the refinery's operations were not material in the September 2012 quarter.
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

Domestic Fleet Restructuring

Our ongoing domestic fleet restructuring is focused on lowering unit costs while investing in our fleet to enhance the customer experience. As part of this effort, in July 2012, we finalized agreements with Southwest Airlines and The Boeing Company ("Boeing") to lease 88 B-717-200 aircraft. Delivery of the aircraft will begin next year, with 16 aircraft scheduled to enter our fleet in 2013. We will receive 36 aircraft deliveries in each of 2014 and 2015. The B-717-200 aircraft will primarily replace 50-seat regional jets on a capacity neutral basis. These B-717-200 are 110-seat aircraft and will feature new, fully upgraded interiors, with 12 First Class seats, 15 Economy Comfort seats and in-flight WiFi throughout the cabin. Including the B-717-200 aircraft, we estimate that our total lease payments will be approximately $1.6 billion in 2013, $1.6 billion in 2014, $1.5 billion in 2015, $1.4 billion in 2016 and $8.8 billion after 2016.

Our domestic fleet restructuring also includes replacing older, less efficient mainline aircraft. During 2011, we entered into an agreement with Boeing to purchase 100 new fuel efficient B-737-900ER aircraft. We will add these aircraft to our fleet between 2013 and 2018, primarily replacing older B-757 and B-767 aircraft. The state-of-the-art B-737-900ER will offer an industry leading customer experience, including expanded carry-on baggage space and a spacious cabin. Additionally, we continue to upgrade our fleet with the addition of previously owned MD-90 jets.

We continue to assess our fleet and expect to add the aircraft discussed above on a capacity neutral basis, as we retire older less efficient aircraft. We continue to evaluate older, retiring fleets and related equipment for changes in depreciable life and/or impairment.

New York Strategy

Strengthening our position in New York City continues to be an important part of our network strategy. As discussed below, key components of this strategy are operating a domestic hub at LaGuardia and creating a state-of-the-art facility at JFK. In May 2012, we announced new and expanded service to 10 popular leisure destinations (in addition to the service expansion discussed below) in the Caribbean, Bermuda, and Florida from LaGuardia and JFK. These flights are expected to begin operating in the December quarter of 2012.

LaGuardia. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. This exchange allows us to operate a new domestic hub at LaGuardia.

We have increased capacity at LaGuardia by 42%, adding 100 new flights and a total of 26 new destinations. The first phase of new flights began on March 25 and the second phase commenced on July 11. We currently operate about 260 daily flights between LaGuardia and 60 cities, which is more than any other airline.

We are also investing $160 million in a renovation and expansion project at LaGuardia to enhance the customer experience. In early 2012, we broke ground on the connector linking Terminals C and D and in September 2012 we opened a new SkyClub in Terminal C. Ongoing investments include expanded security lanes and baggage handling system in both terminals as well as an expanded SkyClub in Terminal D.

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

Results of Operations - Three Months Ended September 30, 2012 and 2011

Operating Revenue

	Three Months Ended September 30,
(in millions)	2012	2011	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$7,017	$6,852	$165	2%
Regional carriers	1,675	1,716	(41)	(2)%
Total passenger revenue	8,692	8,568	124	1%
Cargo	243	257	(14)	(5)%
Other	988	991	(3)	—%
Total operating revenue	$9,923	$9,816	$107	1%

		Increase (Decrease) vs. Three Months Ended September 30, 2011
(in millions)	Three Months Ended September 30, 2012	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$3,690	4%	1%	1%	4%	3%	(0.7	) pts
Atlantic	1,751	(2)%	(4)%	(5)%	2%	3%	1.0	pts
Pacific	1,108	5%	1%	(1)%	3%	6%	2.0	pts
Latin America	468	3%	6%	3%	(3)%	—%	2.4	pts
Total Mainline	7,017	2%	—%	(1)%	3%	3%	0.3	pts
Regional carriers	1,675	(2)%	(8)%	(8)%	6%	6%	(0.5	) pts
Total passenger revenue	$8,692	1%	(1)%	(2)%	3%	3%	0.3	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $124 million, or 1%, due to an improvement in the passenger mile yield due to higher revenue under corporate travel contracts and improvements in our products and services. Capacity decreased 1% in the domestic region and 3% in international regions.

International mainline passenger revenue increased $19 million. Atlantic PRASM was up 3%, driven by a 2% increase in yield and a 5% reduction in capacity. Pacific passenger revenue increased 5% due to a 3% increase in yield.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2012	2011
Aircraft fuel and related taxes	$2,221	$2,881	$(660)	(23)%
Salaries and related costs	1,850	1,717	133	8%
Contract carrier arrangements	1,447	1,432	15	1%
Aircraft maintenance materials and outside repairs	493	428	65	15%
Passenger commissions and other selling expenses	440	480	(40)	(8)%
Contracted services	402	419	(17)	(4)%
Depreciation and amortization	392	384	8	2%
Landing fees and other rents	360	342	18	5%
Passenger service	201	207	(6)	(3)%
Profit sharing	174	167	7	4%
Aircraft rent	65	72	(7)	(10)%
Restructuring and other items	149	3	146	NM
Other	421	424	(3)	(1)%
Total operating expense	$8,615	$8,956	$(341)	(4)%

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense decreased $672 million primarily due to fuel hedge gains and a 2% decline in consumption. The table below presents fuel expense, gallons consumed, and our average price per fuel gallon, including the impact of fuel hedge gains of $414 million in the September 2012 quarter:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2012	2011
Aircraft fuel and related taxes(1)	$2,221	$2,881	$(660)
Aircraft fuel and related taxes included within contract carrier arrangements	540	552	(12)
Total fuel expense	$2,761	$3,433	$(672)	(20)%

Total fuel consumption (gallons)	1,021	1,044	(23)	(2)%
Average price per fuel gallon	$2.71	$3.29	$(0.58)	(18)%

(1)	Includes the impact of fuel hedge activity described further in the table below.

The table below shows the impact of hedging on fuel expense and average price per fuel gallon:

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data)	2012	2011		2012	2011
Fuel purchase cost	$3,175	$3,322	$(147)	$3.11	$3.18	$(0.07)
Fuel hedge (gains) losses	(414)	111	(525)	(0.40)	0.11	(0.51)
Total fuel expense	$2,761	$3,433	$(672)	$2.71	$3.29	$(0.58)
MTM adjustments	440	(208)	648	0.43	(0.20)	0.63
Total fuel expense, adjusted	$3,201	$3,225	$(24)	$3.14	$3.09	$0.05

During the three months ended September 30, 2012, our fuel hedge gains of $414 million included $440 million in gains for MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, we adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per fuel gallon, adjusted (a non-GAAP financial measure as defined in "Supplemental Information" below), was $3.14 for the September 2012 quarter.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to employee pay increases, increases in pension expense and other benefits.

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

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and maintenance sales to third parties by our MRO services business. The increase in maintenance costs is primarily due to our acceleration of certain maintenance events into the September 2012 quarter resulting in a lower total cost for those activities as well as initiatives to improve our operational reliability.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily due to lower booking fees and international commission rates.

Profit Sharing. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the terms of the program specify the exclusion of special items, such as MTM adjustments and restructuring and other items, from pre-tax profit. During the June 2012 quarter, our profit sharing program was modified so that we will pay 10% of profits, on the first $2.5 billion of annual profits effective with the plan year beginning January 1, 2013 compared to paying 15% of annual profits for the 2012 plan year. Under the program, we will continue to pay 20% of annual profits above $2.5 billion.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations - Nine Months Ended September 30, 2012 and 2011

Operating Revenue

	Nine Months Ended September 30,
(in millions)	2012	2011	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$19,323	$18,186	$1,137	6%
Regional carriers	5,046	4,848	198	4%
Total passenger revenue	24,369	23,034	1,335	6%
Cargo	749	771	(22)	(3)%
Other	2,950	2,911	39	1%
Total operating revenue	$28,068	$26,716	$1,352	5%

		Increase (Decrease) vs. Nine Months Ended September 30, 2011
(in millions)	Nine Months Ended September 30, 2012	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$10,611	7%	1%	(1)%	6%	7%	1.0	pts
Atlantic	4,423	1%	(4)%	(7)%	5%	9%	2.8	pts
Pacific	2,825	12%	5%	3%	7%	9%	1.9	pts
Latin America	1,464	8%	4%	1%	4%	7%	2.4	pts
Total Mainline	19,323	6%	—%	(2)%	6%	8%	1.7	pts
Regional carriers	5,046	4%	(3)%	(4)%	8%	9%	0.9	pts
Total passenger revenue	$24,369	6%	—%	(2)%	6%	8%	1.6	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $1.3 billion, or 6%, due to an improvement in the passenger mile yield of 6%, despite a 2% decline in capacity. Passenger mile yield and unit revenue increased due to fare increases, higher revenue under corporate travel contracts and improvements in our products and services.

International mainline passenger revenue increased $469 million. Atlantic PRASM was up 9%, driven by a 5% increase in yield on a 7% decrease in capacity. In early 2011, we faced industry overcapacity in the transatlantic market and in connection with our joint venture partners, AirFrance-KLM and Alitalia, we have reduced capacity in underperforming markets. Pacific passenger revenue increased 12% on a 3% and 5% increase in capacity and traffic, respectively. These results reflect higher yield and traffic, as demand returned to levels seen prior to the March 2011 earthquake and tsunami in Japan.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2012	2011
Aircraft fuel and related taxes	$7,759	$7,710	$49	1%
Salaries and related costs	5,438	5,183	255	5%
Contract carrier arrangements	4,238	4,142	96	2%
Aircraft maintenance materials and outside repairs	1,602	1,398	204	15%
Passenger commissions and other selling expenses	1,213	1,289	(76)	(6)%
Contracted services	1,177	1,259	(82)	(7)%
Depreciation and amortization	1,166	1,141	25	2%
Landing fees and other rents	1,012	975	37	4%
Passenger service	559	552	7	1%
Profit sharing	309	175	134	NM
Aircraft rent	208	224	(16)	(7)%
Restructuring and other items	330	154	176	NM
Other	1,233	1,265	(32)	(3)%
Total operating expense	$26,244	$25,467	$777	3%

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense increased $76 million because of an increase in our average price per fuel gallon, despite a 3% decrease in consumption. The table below presents fuel expense, gallons consumed, and our average price per fuel gallon, including the impact of fuel hedge losses of $106 million during the nine months ended September 30, 2012:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2012	2011
Aircraft fuel and related taxes(1)	$7,759	$7,710	$49
Aircraft fuel and related taxes included within contract carrier arrangements	1,587	1,560	27
Total fuel expense	$9,346	$9,270	$76	1%

Total fuel consumption (gallons)	2,875	2,955	(80)	(3)%
Average price per fuel gallon	$3.25	$3.14	$0.11	4%

(1)	Includes the impact of fuel hedge activity described further in the table below.

The table below shows the impact of hedging on fuel expense and average price per fuel gallon:

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data)	2012	2011		2012	2011
Fuel purchase cost	$9,240	$9,373	$(133)	$3.21	$3.17	$0.04
Fuel hedge losses (gains)	106	(103)	209	0.04	(0.03)	0.07
Total fuel expense	$9,346	$9,270	$76	$3.25	$3.14	$0.11
MTM adjustments	30	(190)	220	0.01	(0.07)	0.08
Total fuel expense, adjusted	$9,376	$9,080	$296	$3.26	$3.07	$0.19

During the nine months ended September 30, 2012, our net fuel hedge losses of $106 million included $30 million in gains for MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, we adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per fuel gallon, adjusted (a non-GAAP financial measure as defined in "Supplemental Information" below), was $3.26 for the nine months ended September 30, 2012.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to employee pay increases, increases in pension expense and other benefits.

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

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and maintenance sales to third parties by our MRO services business. The increase in maintenance costs is primarily due to the cyclical timing of maintenance events on our fleet, our acceleration of certain maintenance events into the September 2012 quarter resulting in a lower total cost for those activities as well as initiatives to improve our operational reliability.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily due to lower booking fees and international commission rates, partially offset by increases in sales.

Contracted Services. Contracted services expense improved year-over-year due primarily to the impact of severe winter storms on our operations in the March 2011 quarter.

Profit Sharing. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the terms of the program specify the exclusion of special items, such as MTM adjustments and restructuring and other items, from pre-tax profit. During the June 2012 quarter, our profit sharing program was modified so that we will pay 10% of profits, on the first $2.5 billion of annual profits effective with the plan year beginning January 1, 2013 compared to paying 15% of annual profits for the 2012 plan year. Under the program, we will continue to pay 20% of annual profits above $2.5 billion.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Non-Operating Results

The following table shows the components of other expense, net:

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(in millions)	2012	2011		2012	2011
Interest expense, net	$(195)	$(229)	$34	$(623)	$(683)	$60
Amortization of debt discount, net	(48)	(48)	—	(148)	(141)	(7)
Loss on extinguishment of debt	(12)	(5)	(7)	(12)	(38)	26
Foreign currency exchange	5	(30)	35	(11)	(25)	14
Miscellaneous, net	(6)	(1)	(5)	(16)	(10)	(6)
Total other expense, net	$(256)	$(313)	$57	$(810)	$(897)	$87

Income Taxes

The following table shows the components of our income tax (provision) benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
International and state income tax provision	$(5)	$(4)	$(11)	$(6)
Alternative minimum tax refunds and other	—	6	—	83
Income tax (provision) benefit	$(5)	$2	$(11)	$77

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. During the three and nine months ended September 30, 2012, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance. For a discussion of our valuation allowance, see Note 9 to the Notes of the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated(1)	2012		2011		2012		2011
Revenue passenger miles (millions)	53,828		54,497		147,699		147,792
Available seat miles (millions)	62,283		63,262		176,073		179,622
Passenger mile yield	16.15	¢	15.72	¢	16.50	¢	15.59	¢
Passenger revenue per available seat mile	13.96	¢	13.54	¢	13.84	¢	12.82	¢
Operating cost per available seat mile (CASM)	13.83	¢	14.16	¢	14.91	¢	14.18	¢
CASM-Ex(2)	8.55	¢	8.10	¢	8.85	¢	8.49	¢
Passenger load factor	86.4%		86.1%		83.9%		82.3%
Fuel gallons consumed (millions)	1,021		1,044		2,875		2,955
Average price per fuel gallon(3)	$2.71		$3.29		$3.25		$3.14
Average price per fuel gallon, adjusted(2)	$3.14		$3.09		$3.26		$3.07
Full-time equivalent employees, end of period	76,626		79,709

(1)	Includes the operations of our contract carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of contract carriers that we do not own.

(2)	Non-GAAP financial measure as defined in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity.

Fleet Information

Our operating aircraft fleet, commitments, and options at September 30, 2012 are summarized in the following table:

	Current Fleet(1)					Commitments(2)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Lease	Options
B-717-200	—	—	—	—	—	—	88	—
B-737-700	10	—	—	10	3.7	—	—	—
B-737-800	73	—	—	73	11.7	—	—	—
B-737-900ER	—	—	—	—	—	100	—	30
B-747-400	4	9	3	16	18.9	—	—	—
B-757-200	86	36	33	155	19.2	—	—	—
B-757-300	16	—	—	16	9.6	—	—	—
B-767-300	10	2	3	15	21.5	—	—	—
B-767-300ER	50	5	3	58	16.5	—	—	4
B-767-400ER	21	—	—	21	11.6	—	—	6
B-777-200ER	8	—	—	8	12.7	—	—	—
B-777-200LR	10	—	—	10	3.5	—	—	11
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	10.7	—	—	—
A320-200	41	—	28	69	17.6	—	—	—
A330-200	11	—	—	11	7.5	—	—	—
A330-300	21	—	—	21	7.1	—	—	—
MD-88	67	50	—	117	22.2	—	—	—
MD-90	41	8	—	49	15.5	7	—	—
DC9-50	19	—	—	19	34.4	—	—	—
Embraer 175	—	—	—	—	—	—	—	36
Total	543	110	72	725	16.6	125	88	87

(1)	Excludes certain aircraft we own or lease which are operated by third party contract carriers on our behalf shown in the table below.

(2)	Excludes our orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at September 30, 2012:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Pinnacle Airlines, Inc.	140	—	57	—	—	—	197
ExpressJet Airlines, Inc.	92	40	16	—	—	—	148
SkyWest Airlines, Inc.	54	17	28	—	—	—	99
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America Corporation	—	—	—	—	14	16	30
Chautauqua Airlines, Inc.	—	—	—	26	—	—	26
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	286	79	101	26	20	52	564

Pinnacle Airlines Corp. ("Pinnacle") along with Pinnacle Airlines Inc. and other of its subsidiaries, filed for bankruptcy in April 2012. We do not believe that Pinnacle's bankruptcy filing will have a material effect on our operations or financial statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2012, we had $5.1 billion in unrestricted liquidity, including $1.9 billion in availability under credit facilities.

Debt and Capital Leases. At September 30, 2012, total debt and capital leases, including current maturities, was $12.7 billion, a $1.1 billion reduction from December 31, 2011. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that a significant portion of our assets are subject to liens.

In July 2012, we completed a $480 million offering of Pass Through Certificates, Series 2012-1 ("2012-1 EETC") through a pass through trust. The 2012-1 EETC has a weighted average interest rate of 5.31% and matures in May 2020. We used the proceeds to refinance aircraft securing the Delta 2002-1 EETC, a portion of which matured on July 2, 2012. We also used the proceeds to refinance aircraft securing the Northwest 2001-2 EETC, which was scheduled to mature in August 2013 but was prepaid in the September 2012 quarter.

In October 2012, we entered into senior secured credit facilities (the "Pacific Facilities") to borrow up to $2.0 billion. The Pacific Facilities consist of two first lien term loan facilities (the "Pacific Term Loans") and a $450 million revolving credit facility (the "Pacific Revolving Facility"). In connection with entering into the Pacific Facilities, we retired $1.2 billion principal amount of outstanding debt, including a term loan facility, senior secured and senior second lien notes, and terminated an existing undrawn $500 million revolving credit facility.

Pension Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. During the nine months ended September 30, 2012, we contributed $678 million to our defined benefit pension plans. As a result of these contributions, we satisfied, on an accelerated basis, the minimum required contributions for our defined benefit pension plans for 2012.

Sources and Uses of Cash

Cash Flows from Operating Activities

Cash provided by operating activities totaled $1.9 billion and $1.7 billion for the nine months ended September 30, 2012 and 2011, respectively, primarily reflecting net income after adjusting for items such as depreciation and amortization and seasonal variations in the demand for air travel.

During the nine months ended September 30, 2012, cash provided by operating activities was reduced by $678 million in pension funding and $264 million in profit sharing payments for 2011. During the nine months ended September 30, 2011, cash provided by operating activities was reduced by $313 million in profit sharing payments for 2010 and decreases in accounts payable and other accrued liabilities.

Cash Flows from Investing Activities

The following table shows the components of net cash used in investing activities:

	Nine Months Ended September 30,
(in millions)	2012	2011
Flight equipment	$(885)	$(676)
Technology and facilities	(287)	(210)
Oil refinery (see Note 2)	(258)	—
Short-term investments and other	1	(200)
Net cash used in investing activities	$(1,429)	$(1,086)

Flight equipment primarily includes (1) investments in full flat-bed seats in BusinessElite and other interior upgrades; (2) purchase and modifications of recently acquired MD-90s; and (3) other aircraft modifications and parts. Technology and facilities consists of improvements in delta.com and mobile apps and investments at our airports at LaGuardia and JFK. Net purchases of short-term investments and other in 2011 represents the net purchase of treasury bills, which are reflected as short-term investments on our Consolidated Balance Sheets.

Cash Flows from Financing Activities

Cash used in financing activities totaled $0.9 billion for the nine months ended September 30, 2012, reflecting the repayment of $1.4 billion in long-term debt and capital lease obligations, partially offset by a $73 million net increase in the fuel card obligation. We also completed the $480 million 2012-1 EETC offering.

Cash used in financing activities totaled $1.2 billion for the nine months ended September 30, 2011, reflecting the repayment of $2.0 billion in long-term debt and capital lease obligations, partially offset by $1.0 billion in proceeds from aircraft financing.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued "Testing Indefinite-Lived Intangible Assets for Impairment." The standard gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.We adopted this standard and will apply the provisions to our annual indefinite-lived intangible asset impairment tests in the December 2012 quarter. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

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

To determine our average price per fuel gallon, adjusted, we exclude mark-to-market adjustments on fuel hedges recorded in periods other than the settlement period ("MTM adjustments"). These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, we adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2012	2011	2012	2011
Average price per fuel gallon(1)	$2.71	$3.29	$3.25	$3.14
MTM adjustments	0.43	(0.20)	0.01	(0.07)
Average price per fuel gallon, adjusted(2)	$3.14	$3.09	$3.26	$3.07

(1)	Includes fuel expense incurred under contract carriers arrangements and the impact of fuel hedge activity.

(2)	Includes the impact of fuel hedges settling during the period.

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

•	Profit sharing. Management believes the exclusion of this item provides a more meaningful comparison of our results to the airline industry and prior years' results.

•	Restructuring and other items. Management believes the exclusion of this item is helpful to investors to evaluate our recurring core operational performance in the period shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
CASM	13.83 ¢	14.16 ¢	14.91 ¢	14.18 ¢
Items excluded:
Aircraft fuel and related taxes	(5.13)	(5.09)	(5.32)	(5.05)
Ancillary businesses	(0.34)	(0.38)	(0.39)	(0.34)
Profit sharing	(0.28)	(0.26)	(0.18)	(0.10)
Restructuring and other items	(0.24)	—	(0.19)	(0.09)
MTM adjustments	0.71	(0.33)	0.02	(0.11)
CASM-Ex	8.55 ¢	8.10 ¢	8.85 ¢	8.49 ¢

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. The objective of the fuel hedging program is to generate a positive cash position to defray the cost of jet fuel purchases. This fuel hedging program utilizes several different contract and commodity types. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices change significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the nine months ended September 30, 2012, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $9.3 billion, or 36%, of our total operating expense. We recognized $106 million of net fuel hedge losses during the nine months ended September 30, 2012, including $30 million of mark-to-market gains primarily relating to hedge contracts settling in future periods.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at September 30, 2012 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Period From October 1, 2012 to December 31, 2013			Fuel Hedge Margin Received from (Posted to) Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge (Loss) Gain(2)	Net Impact
+ 20%	$(2,800)	$(90)	$(2,890)	$80
+ 10%	(1,400)	120	(1,280)	20
- 10%	1,400	(70)	1,330	50
- 20%	2,800	(290)	2,510	(60)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $3.14, excluding transportation costs and taxes, at September 30, 2012 and estimated fuel consumption of 4.6 billion gallons for the period from October 1, 2012 to December 31, 2013.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, during the three months ended September 30, 2012, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 22, 2012, our wholly-owned subsidiary, Monroe Energy, LLC, acquired an oil refinery located near Philadelphia, Pennsylvania. The refinery became operational in the September 2012 quarter and management is currently evaluating policies, processes, technology and operations for the refinery. Management will continue to evaluate our internal control over financial reporting as we review the oil refinery activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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
October 26, 2012

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

Under the strategic agreement that Monroe has with Phillips 66, it will exchange non-jet fuel products for jet fuel for use in our airline operations. Monroe is required to deliver specified quantities of non-jet fuel products to Phillips 66 and Phillips 66 is required to deliver specified quantities of jet fuel to us. If either party does not have the specified quantity or type of product available, that party is required to procure any such shortage to fulfill its obligation under the exchange agreements. If the refinery experiences a significant interruption in operations, Monroe may be required to expend substantial amounts to purchase the products it is required to deliver, which could have a material adverse effect on our consolidated financial results of operations.

In addition, the strategic agreements utilize market prices for the products being exchanged. If Monroe's cost of producing the non-jet fuel products that it is required to deliver under these agreements exceeds the value it receives for those products, the financial benefits we expect to achieve through the ownership of the refinery and our consolidated results of operations could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of common stock to satisfy tax withholding obligations during the September 2012 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
July 2012	4,095	$10.62	4,095	(1)
August 2012	3,768	$9.16	3,768	(1)
September 2012	10,026	$8.73	10,026	(1)
Total	17,889		17,889

(1)
Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the "2007 Plan"). The 2007 Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

ITEM 6. EXHIBITS

(a) Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012

31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012

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
October 26, 2012