Form 10-K
period 2012-12-31
DELTA AIR LINES INC /DE/
filed 2013-02-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $9.3 billion.
On January 31, 2013, there were outstanding 851,590,992 shares of the registrant's common stock.
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

Part I

ITEM 1. BUSINESS

General

We provide scheduled air transportation for passengers and cargo throughout the United States and around the world. Our global route network gives us a presence in every major domestic and international market. Our route network is centered around a system of hub and international gateway airports that we operate in Amsterdam, Atlanta, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York - LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to domestic and international cities and to other hubs or gateways. Our network is supported by a fleet of aircraft that is varied in terms of size and capabilities, giving us flexibility to adjust aircraft to the network.

Other key characteristics of our route network include:

•	our alliances with foreign airlines, including our membership in SkyTeam, a global airline alliance;

•	our international joint ventures, particularly our transatlantic joint venture with Air France-KLM and Alitalia;

•	our domestic marketing alliance with Alaska Airlines, which expands our west coast service; and

•	agreements with multiple domestic regional carriers, which operate as Delta Connection.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

International Alliances

We have bilateral and multilateral marketing alliances with foreign airlines, which are an increasingly important part of our business as they improve our access to international markets and enable Delta to market expanded and globally integrated air transportation services. These arrangements include reciprocal codesharing and frequent flyer program participation and airport lounge access arrangements, and may also include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. These alliances also often present opportunities in other areas, such as airport ground handling arrangements and aircraft maintenance insourcing.

We have international codeshare arrangements with the following international carriers: Aeroméxico, Air Europa, Air France, Alitalia, Aeroflot, China Airlines, China Eastern, China Southern, CSA Czech Airlines, KLM Royal Dutch Airlines, Korean Air, Olympic Air, VRG Linhas Aéreas (operating as GOL), Vietnam Airlines, Virgin Australia and WestJet (and affiliated carriers operating in conjunction with some of these airlines).

SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, we are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aeroflot, Aerolineas Argentinas, Aeroméxico, Air Europa, Air France, Alitalia, China Airlines, China Eastern, China Southern, CSA Czech Airlines, Kenya Airways, KLM, Korean Air, Middle East Airlines, Saudi Arabian Airlines, Tarom, Vietnam Airlines and Xiamen Airlines. Garuda Indonesia also has announced its formal intent to join SkyTeam. Through alliance arrangements with other SkyTeam carriers, Delta is able to link its network with the route networks of the other member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through reciprocal codesharing and frequent flyer arrangements and airport lounge access programs and coordinated cargo operations.

Transatlantic joint venture with Air France-KLM and Alitalia. In addition to being members in SkyTeam, we operate a transatlantic joint venture with Air France and KLM, both of which are subsidiaries of the same holding company, and Alitalia, which covers routes between North America and Europe. The joint venture agreement provides for the sharing of revenues and costs, as well as joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling and other coordinated activities with respect to the parties' operations on joint venture routes.

Proposed transatlantic joint venture with Virgin Atlantic. In December 2012, in connection with entering into an agreement for the purchase by Delta from Singapore Airlines of a 49% equity stake in Virgin Atlantic Limited ("VAL"), we and Virgin Atlantic Airways entered into a joint venture agreement with respect to operations on non-stop routes between the United Kingdom and North America. The joint venture agreement provides for the sharing of revenues and costs, as well as joint marketing and sales activities, coordinated pricing and revenue management, network planning and scheduling and other coordinated activities with respect to the parties' operations on joint venture routes. We and Virgin Atlantic will file an application with the U.S. Department of Transportation for U.S. antitrust immunity with respect to the joint venture. The share purchase transaction will be reviewed by the U.S. Department of Justice and regulatory authorities in Europe and other relevant jurisdictions. The closing of the share purchase transaction is subject to certain conditions, including receipt of required governmental approvals. At the closing of the share purchase transaction, Delta will enter into a shareholders agreement with VAL and affiliates of Virgin Group (the controlling shareholder of VAL) containing provisions relating to the governance and management of VAL and the rights and obligations of the shareholders.

Transpacific joint venture with Virgin Australia Airlines. In November 2012, following the grant of U.S. antitrust immunity by the U.S. Department of Transportation and the receipt of required regulatory approvals from the Australian and New Zealand authorities, we and Virgin Australia implemented our joint venture covering operations on certain transpacific routes between North America and the South Pacific. The joint venture agreement provides for the sharing of incremental revenues on the joint venture routes, as well as joint marketing and sales activities, joint pricing and revenue management, network planning and scheduling with respect to the parties' operations on joint venture routes.

Enhanced commercial agreements with Latin American Carriers. In 2011, we entered into separate agreements with Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, S.A, the parent company of GOL, for a strategic equity investment in each company and an exclusive commercial relationship with each company's affiliated air carrier. We invested in GOL and Aeromexico because they operate in Latin America's two largest markets, Brazil and Mexico, respectively. The agreements provide for expansion of reciprocal codesharing and frequent flyer program participation, airport lounge access arrangements, improved passenger connections and potential joint sales cooperation. In addition to our commercial cooperation arrangements for passenger service with Aeromexico, we and Aeromexico have established a joint venture relating to an engine maintenance, repair and overhaul operation that will be located in Queretaro, Mexico.

Domestic Alliances

We have entered into a marketing alliance with Alaska Airlines, which includes reciprocal codesharing and frequent flyer and airport lounge access arrangements. Our alliance agreement with Alaska Airlines provides for extensive cooperation with respect to our west coast presence. We also have reciprocal codesharing and frequent flyer and airport lounge access arrangements with Hawaiian Airlines.

Regional Carriers

We have air service agreements with multiple domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small-and medium-sized cities. These arrangements enable us to increase the number of flights we have available in certain locations and to better match capacity with demand. Approximately 21% of our passenger revenue in 2012 was related to flying by regional air carriers.

Through our regional carrier program, we have contractual arrangements with seven regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” designator code. We have contractual arrangements with: ExpressJet Airlines, Inc. and SkyWest Airlines, Inc., both subsidiaries of SkyWest, Inc.; Chautauqua Airlines, Inc. and Shuttle America Corporation, both subsidiaries of Republic Airways Holdings, Inc.; Pinnacle Airlines, Inc., a subsidiary of Pinnacle Airlines Corp.; Compass Airlines, Inc. (“Compass”) and GoJet Airlines, LLC, both subsidiaries of Trans States Holdings, Inc. (“Trans States”). In connection with the exit of Pinnacle Airlines Corp. and Pinnacle Airlines, Inc. from bankruptcy reorganization, we expect to become the sole equity holder of Pinnacle Airlines Corp. as the result of being the primary provider of financing during its bankruptcy.

Our contractual agreements with regional carriers primarily are capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers' flights operating under our “DL” designator code, and we are entitled to all ticket, cargo, mail and in-flight and ancillary revenues associated with these flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least 10 years, which grant us the option to extend the initial term. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.

A portion of the flights operated for us by SkyWest Airlines are structured as revenue proration agreements. These proration agreements establish a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs.

Year	Gallons Consumed(1) (Millions)	Cost(1)(2) (Millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2012	3,769	$12,251	$3.25	36%
2011	3,856	$11,783	$3.06	36%
2010	3,823	$8,901	$2.33	30%

(1)	Includes the operations of our contract carriers under capacity purchase agreements.

(2)	Includes fuel hedge (losses) gains under our fuel hedging program of $(66) million, $420 million and $(89) million for 2012, 2011 and 2010, respectively.

General

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. We have historically purchased most of our aircraft fuel under contracts that establish the price based on various market indices and therefore do not provide material protection against price increases or assure the availability of our fuel supplies. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

Monroe Energy

Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refining margin reflected in the prices we pay for jet fuel has increased. Our wholly-owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, “Monroe”), acquired the Trainer refinery and related assets located near Philadelphia, Pennsylvania in June 2012 as part of our strategy to mitigate the increasing cost of the refining margin we are paying.

Refinery Acquisition. Monroe invested $180 million to acquire the refinery from Phillips 66. Monroe received a $30 million grant from the Commonwealth of Pennsylvania. The acquisition includes pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and John F. Kennedy International Airport ("JFK"). Prior to the transaction, Phillips 66 had shut down operations at the refinery.

Refinery Operations. The facility is capable of refining 185,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and refined products (“non-jet fuel products”). Production at the refinery restarted in September 2012. BP is the primary supplier of crude oil used by the refinery under a three year agreement. We are also exploring other sources of crude oil supply, such as bringing supply to the refinery by rail from the Bakken oil field in North Dakota.

Strategic Agreements. Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. Substantially all of the remaining production of non-jet fuel products is being sold to BP under a long-term buy/sell agreement effectively exchanging those non-jet fuel products for jet fuel. Our agreement with Phillips 66 requires us to deliver specified quantities of non-jet fuel products and they are required to deliver jet fuel to us. If we or Phillips 66 do not have the specified quantity and type of product available, the delivering party is required to procure any such shortage to fulfill its obligation under the agreement. Substantially all of the refinery's expected production of non-jet fuel products is included in these agreements.

Segments. Because the products and services of Monroe's refinery operations are discrete from our airline services, segment results are prepared for our airline segment and our refinery segment. Financial information on our segment reporting can be found in Note 2 of the Notes to the Consolidated Financial Statements.

Fuel Hedging Program

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

Fuel Supply Availability

We are currently able to obtain adequate supplies of aircraft fuel, including through our purchases from Monroe, but it is impossible to predict the future availability or price of aircraft fuel. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future.

Frequent Flyer Program

Our SkyMiles® frequent flyer program is designed to retain and increase traveler loyalty by offering incentives to customers to increase travel on Delta. The SkyMiles program allows program members to earn mileage for travel awards by flying on Delta, Delta's regional carriers and other participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels and car rental agencies. In addition, individuals and companies may purchase mileage credits. Miles do not expire, but are subject to all program rules. We reserve the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

SkyMiles program mileage credits can be redeemed for air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards are subject to capacity-controlled seating. In 2012, program members redeemed more than 262 billion miles in the SkyMiles program for 11 million award redemptions. During this period, 8% of revenue miles flown on Delta were from award travel.

Other Businesses

Cargo

Through our global network, our cargo operations are able to connect all of the world's major freight gateways. We generate cargo revenues in domestic and international markets primarily through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, a global airline cargo alliance, whose other members are Aeroflot, Aeromexico Cargo, Air France-KLM Cargo, Alitalia Cargo, China Airlines Cargo, China Southern Cargo, Czech Airlines Cargo and Korean Air Cargo. SkyTeam Cargo offers a global network spanning six continents.

Delta TechOps, Delta Global Services, MLT Vacations and Delta Private Jets

We have several other businesses arising from our airline operations, including aircraft maintenance, repair and overhaul (“MRO”), staffing services for third parties, vacation wholesale operations and our private jet operations. In 2012, the total revenue from these businesses was approximately $1 billion.

•	In addition to providing maintenance and engineering support for our fleet of over 700 aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world.

•	Our staffing services business, Delta Global Services, provides staffing services, professional security, training services and aviation solutions.

•	Our vacation wholesale business, MLT Vacations, provides vacation packages.

•	Our private jet operations, Delta Private Jets, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour.

Distribution and Expanded Product Offerings

Our tickets are sold through various distribution channels including telephone reservations, delta.com, global distribution systems and online travel agencies. An increasing number of our tickets are sold through delta.com, which reduces our distribution costs and gives us closer contact with our customers. We launched a new delta.com platform in November 2012, which we expect will result in additional purchases of tickets and services through that channel.

We are transforming distribution from a commodity approach to a differentiated and merchandised approach. We expect that the merchandising initiatives we are implementing, primarily through delta.com, will generate additional revenue opportunities for us and will improve the experience of our customers. We provide our customers with opportunities to purchase what they value, such as first class upgrades, economy comfort seating, WiFi access and SkyClub passes. We expect to benefit from increased traffic on delta.com through a combination of advertising revenue and sales of third party merchandise and services such as car rentals, hotels and trip insurance.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. The industry is going through a period of transformation through consolidation, both domestically and internationally, and changes in international alliances. Consolidation in the airline industry and changes in international alliances have altered and will continue to alter the competitive landscape in the industry by resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and altered cost structures. In addition, other network carriers have also significantly reduced their costs over the last several years including through restructuring and bankruptcy reorganization. American Airlines is nearing the end of its bankruptcy restructuring, which is enabling it to reduce its costs. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure.

Domestic

Our domestic operations are subject to competition from both traditional network and discount carriers, some of which may have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our domestic hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK and Salt Lake City either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.

International

Our international operations are subject to competition from both domestic and foreign carriers. Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In particular, alliances formed by domestic and foreign carriers, including SkyTeam, the Star Alliance (among United Airlines, Lufthansa German Airlines, Air Canada, All Nippon Airways and others) and the oneworld alliance (among American Airlines, British Airways, Iberia, Qantas and others) have significantly increased competition in international markets.

Increased competition has also emerged from well-funded carriers in the Gulf region, including Emirates, Etihad and Qatar. These carriers have large numbers of international widebody aircraft on order and are increasing service to the United States from their hubs in the Middle East. Several of these carriers, along with carriers from China, India and Latin America, are government supported or funded, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines. In addition, the adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies Treaties that the U.S. has with the Member States of the European Union, Japan and the Gulf states, could significantly increase competition among carriers serving those markets.

Several joint ventures among U.S. and foreign carriers, including our transatlantic joint venture with Air France-KLM and Alitalia and our transpacific joint venture with Virgin Australia, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received anti-trust immunity include a transatlantic alliance among United, Air Canada and Lufthansa, a transpacific joint venture among United and All Nippon Airways, a transatlantic joint venture among American, British Airways and Iberia and a transpacific joint venture between American and Japan Air Lines.

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

Environmental Matters

Emissions. The U.S. Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization (“ICAO”). Our aircraft comply with existing EPA standards as applicable by engine design date. The ICAO has adopted two additional aircraft engine emissions standards, the first of which is applicable to engines certified after December 31, 2007, and the second of which is applicable to engines certified after December 31, 2013. In June 2012, the EPA published a final rulemaking for new emission standards for oxides of nitrogen (NOx), adopting ICAO's additional standards. Included in the rule are two new tiers of more stringent emission standards for NOx. These standards, referred to as the Tier 6 standards, become effective for newly-manufactured aircraft engines beginning in 2013.

Concern about aviation environmental issues, including climate change and greenhouse gases, has led to taxes on our operations in the United Kingdom and in Germany, both of which have levied taxes directly on our customers. We may face additional regulation of aircraft emissions in the United States and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. This could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing bilateral discussions between the United States and other nations as well as discussions at the ICAO Assembly and Conference of the Parties, most recently in Doha, Qatar in December 2012, may lead to international treaties or other actions focusing on reducing greenhouse gas emissions from aviation.

The European Union has required its member states to implement regulations including aviation in its Emissions Trading Scheme (“ETS”). Under these regulations, any airline with flights originating or landing in the European Union is subject to the ETS and, beginning in 2012, is required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. In November 2012, the European Commission proposed to defer airlines' compliance obligations for non-European flights and suspended related non-compliance sanctions until after the 38th ICAO Assembly to be held in late September and early October of 2013. The European Commission has taken this action to give the process at ICAO time to come to a conclusion. Under the proposal, airlines will not face enforcement action if they do not surrender allowances for their emissions related to flights operated to and from non-EU destinations; however, all intra-EU flights on any carrier (based in the EU or not) will still have to comply with the requirements of the ETS. Legislation is required to implement this proposed change and a co-decision by both the EU Member States and the European Parliament on this change is necessary. A decision is expected before April 2013. Further, at the end of November 2012, the United State government enacted legislation exempting U.S. airlines from the ETS.

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

We seek to minimize the impact of greenhouse gas emissions from our operations through reductions in our fuel consumption and other efforts and have realized reductions in our greenhouse gas emission levels since 2005. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain elements of our fleet and with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S., as part of our efforts to reduce our emissions and minimize our impact on the environment.

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

Refinery Matters. Monroe's operation of the Trainer Refinery is subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions. If Monroe violates or fails to comply with these laws and regulations, Monroe could be fined or otherwise sanctioned, which, if significant, could have a material adverse effect on our financial results. In addition, the enactment of new environmental laws and regulations, including any laws or regulations relating to greenhouse gas emissions, could significantly increase the level of expenditures required for environmental matters for Monroe.

Other Environmental Matters. We had been identified by the EPA as a potentially responsible party (a “PRP”) with respect to certain Superfund Sites, and entered into consent decrees or settlements regarding some of these sites. Our alleged disposal volume at each of these sites was small or was considered de minimis when compared to the total contributions of all PRPs at each site.

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

We are also subject to various other federal, state and local laws governing environmental matters, including the management and disposal of chemicals, waste and hazardous materials, protection of surface and subsurface waters and regulation of air emissions and aircraft drinking water.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international long-range aircraft during the contract period ending September 30, 2013. We have also committed aircraft to international short-range requirements. The CRAF Program has only been activated twice since it was created in 1951.

Employee Matters

Railway Labor Act

Our relations with labor unions representing our airline employees in the U.S. are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the “NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 50% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. A labor union will be certified as the representative of the employees in a craft or class if more than 50% of votes cast are for that union. A certified labor union would commence negotiations toward a collective bargaining agreement with the employer.

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

Collective Bargaining

As of December 31, 2012, we had approximately 74,000 full-time equivalent employees, approximately 15% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	10,700	ALPA	December 31, 2015
Delta Flight Superintendents (Dispatchers)	340	PAFCA	December 31, 2013

In addition, 220 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 26, 2015. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self-help upon the expiration of the agreement.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Executive Officers of the Registrant

Richard H. Anderson, Age 57: Chief Executive Officer of Delta since September 1, 2007; Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006-August 2007); Executive Vice President of UnitedHealth Group (November 2004-December 2006); Chief Executive Officer of Northwest Airlines Corporation (“Northwest”) (2001-November 2004).

Edward H. Bastian, Age 55: President of Delta since September 1, 2007; President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008-December 2009); President and Chief Financial Officer of Delta (September 2007-October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005-September 2007); Chief Financial Officer, Acuity Brands (June 2005-July 2005); Senior Vice President-Finance and Controller of Delta (2000-April 2005); Vice President and Controller of Delta (1998-2000).

Michael H. Campbell, Age 64: Executive Vice President-HR & Labor Relations of Delta since October 2008; Executive Vice President-HR, Labor & Communications of Delta (December 2007-October 2008); Executive Vice President-Human Resources and Labor Relations of Delta (July 2006-December 2007); Of Counsel, Ford & Harrison (January 2005-July 2006); Senior Vice President-Human Resources and Labor Relations, Continental Airlines, Inc. (1997-2004); Partner, Ford & Harrison (1978-1996).

Stephen E. Gorman, Age 57: Executive Vice President and Chief Operating Officer of Delta since October 2008; Executive Vice President-Operations of Delta (December 2007-October 2008); President and Chief Executive Officer of Greyhound Lines, Inc. (June 2003-October 2007); President, North America and Executive Vice President Operations Support at Krispy Kreme Doughnuts, Inc. (August 2001-June 2003); Executive Vice President, Technical Operations and Flight Operations of Northwest (February 2001-August 2001), Senior Vice President, Technical Operations of Northwest (January 1999-February 2001) and Vice President, Engine Maintenance Operations of Northwest (April 1996-January 1999).

Glen W. Hauenstein, Age 52: Executive Vice President-Network Planning and Revenue Management of Delta since April 2006; Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005-April 2006); Vice General Director-Chief Commercial Officer and Chief Operating Officer of Alitalia (2003-2005); Senior Vice President-Network of Continental Airlines (2003); Senior Vice President-Scheduling of Continental Airlines (2001- 2003); Vice President Scheduling of Continental Airlines (1998-2001).

Richard B. Hirst, Age 68: Senior Vice President and General Counsel of Delta since October 2008; Senior Vice President-Corporate Affairs and General Counsel of Northwest (March 2008- October 2008); Executive Vice President and Chief Legal Officer of KB Home (March 2004-November 2006); Executive Vice President and General Counsel of Burger King Corporation (March 2001-June 2003); General Counsel of the Minnesota Twins (1999-2000); Senior Vice President-Corporate Affairs of Northwest (1994-1999); Senior Vice President-General Counsel of Northwest (1990-1994); Vice President-General Counsel and Secretary of Continental Airlines (1986-1990).

Paul A. Jacobson, Age 41. Senior Vice President and Chief Financial Officer of Delta since March 2012; Senior Vice President and Treasurer for Delta (December 2007 - March 2012); Vice President and Treasurer (August 2005 - December 2007).

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to Delta
Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a materially adverse effect on our operating results.
Our operating results are significantly impacted by changes in the price of aircraft fuel. Fuel prices have increased substantially since the middle part of the last decade and have been extremely volatile during the last several years. In 2012, our average fuel price per gallon was $3.25, a 6% increase from our average fuel price in 2011. In 2011, our average fuel price per gallon was $3.06, a 31% increase from our average fuel price in 2010. In 2010, our average fuel price per gallon was $2.33, an 8% increase from an average fuel price of $2.15 in 2009, which in turn was significantly higher than fuel prices just a few years earlier. Fuel costs represented 36%, 36% and 30% of our operating expense in 2012, 2011 and 2010, respectively. Volatility in fuel costs has had a significant negative effect on our results of operations and financial condition.
Our ability to pass along the increased costs of fuel to our customers may be affected by the competitive nature of the airline industry. We often have not been able to increase our fares to offset fully the effect of increased fuel costs in the past and we may not be able to do so in the future. This is particularly the case when fuel prices increase rapidly. Because passengers often purchase tickets well in advance of their travel, a significant increase in fuel price may result in the fare charged not covering that increase.
We expect to acquire a significant amount of jet fuel from our wholly-owned subsidiary, Monroe, and through strategic agreements that Monroe has with BP and Phillips 66. The cost of the fuel we purchase under these arrangements will remain subject to volatility in the cost of crude oil and jet fuel. In addition, we will continue to purchase a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts do not provide material protection against price increases as these contracts typically establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price.
Our business and results of operations are also dependent on the availability of aircraft fuel. Significant disruptions in the supply of aircraft fuel, including from our wholly-owned subsidiary, would materially adversely affect our operations and operating results.
We are currently able to obtain adequate supplies of aircraft fuel, but it is impossible to predict the future availability of aircraft fuel. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation, taxes or marketing, environmental concerns and other unpredictable events may result in crude oil and fuel supply shortages in the future. Shortages in fuel supplies could have negative effects on our results of operations and financial condition.
Because we plan to acquire a large amount of our jet fuel from Monroe, the disruption or interruption of production at the refinery could have an impact on our ability to acquire jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an interruption in operations, disruptions in fuel supplies could have negative effects on our results of operations and financial condition. In addition, the financial benefits we expect to achieve from buying fuel from Monroe could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.
Under a strategic agreement that Monroe has with Phillips 66, Monroe is exchanging non-jet fuel products for jet fuel for use in our airline operations. Monroe is required to deliver specified quantities of non-jet fuel products to Phillips 66 and Phillips 66 is required to deliver specified quantities of jet fuel to us. If either party does not have the specified quantity or type of product available, that party is required to procure any such shortage to fulfill its obligation under the exchange agreements. If the refinery experiences a significant interruption in operations, Monroe may be required to expend substantial amounts to purchase the products it is required to deliver, which could have a material adverse effect on our consolidated financial results of operations.

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
Our fuel hedging activities are intended to reduce the financial impact from changes in the price of jet fuel. Our obligation to post collateral in connection with our hedge contracts may have a substantial impact on our short-term liquidity.
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

Our funding obligation with respect to defined benefit pension plans we sponsor is significant and can vary materially because of changes in investment asset returns and values.

As of December 31, 2012, our defined benefit pension plans had an estimated benefit obligation of approximately $21.5 billion and were funded through assets with a value of approximately $8.2 billion. The benefit obligation is significantly affected by investment asset returns and changes in interest rates, neither of which is in our control. We estimate that our funding requirement for our defined benefit pension plans, which are governed by ERISA and have been frozen for future accruals, is approximately $675 million in 2013. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.
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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2012, approximately 15% of our workforce was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Monroe's relations with unions representing its employees are governed by the National Labor Relations Act ("NLRA"), which generally allows self-help after a collective bargaining agreement expires.

If we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act or the NLRA, as the case may be. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

Extended interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
Our business is heavily dependent on our operations at the Atlanta airport and at our other hub airports in Amsterdam, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at one of our hubs could have a serious impact on our business, financial condition and results of operations.

We are dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.
We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made and continue to make significant investments in delta.com, check-in kiosks, mobile device applications and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. Because of the rapid pace of new developments, these initiatives will continue to require significant capital investments in our technology infrastructure. If we are unable to make these investments, our business and operations could be negatively affected.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise customer information and expose us to liability, possibly causing our business and reputation to suffer.
Any internal technology error or failure impacting systems hosted internally at our data centers or externally at third party locations, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs. Our technology systems and related data may also be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial and reputational consequences to our business.
In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our customers and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to customers', employees' or business partners' information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could adversely affect our business.

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
The failure or inability of insurance to cover a significant liability related to hazards associated with the operation of a refinery by Monroe would have a material adverse effect on our consolidated financial results.
Monroe's refining operations are subject to various hazards unique to refinery operations, including explosions, fires, toxic emissions and natural catastrophes. Monroe's insurance coverage does not cover all potential losses, costs or liabilities and Monroe could suffer losses for uninsurable or uninsured risks or in amounts greater than its insurance coverage. In addition, Monroe's ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has no control. If Monroe were to incur a significant liability for which it is not fully insured or for which insurance companies do not or are unable to provide coverage, this could have a material adverse effect on our consolidated financial results of operations.
The operation of a refinery by Monroe is subject to significant environmental regulation. Failure to comply with environmental regulations or the enactment of additional regulation could have a negative impact on our consolidated financial results.
Monroe's operations are subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions. If Monroe violates or fails to comply with these laws and regulations, Monroe could be fined or otherwise sanctioned, which if significant could have a material adverse effect on our financial results. In addition, the enactment of new environmental laws and regulations, including any laws or regulations relating to greenhouse gas emissions, could significantly increase the level of expenditures required for environmental matters for Monroe.

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

As of December 31, 2012, Delta reported a consolidated federal pretax NOL carryforward of approximately $16.3 billion. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 as a result of the merger, the issuance of equity to employees in connection with the merger and other transactions involving the sale of our common stock within the testing period.

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
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Our domestic operations are subject to competition from both traditional network and discount carriers, some of which may have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our domestic hub airports in Atlanta, Cincinnati, Detroit, Memphis, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK and Salt Lake City either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.
Discount carriers, including Southwest, AirTran (now owned by Southwest), JetBlue, Spirit and Allegiant have placed significant competitive pressure on us in the United States and on other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years through restructuring and bankruptcy reorganization. American Airlines has recently filed for bankruptcy protection, which may enable it to substantially reduce its costs. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.
Our international operations are subject to competition from both domestic and foreign carriers. Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In particular, alliances formed by domestic and foreign carriers, including SkyTeam, the Star Alliance (among United, Lufthansa German Airlines, Air Canada and others) and the oneworld alliance (among American Airlines, British Airways, Qantas and others) have significantly increased competition in international markets.
Increased competition has also emerged from well-funded carriers in the Gulf region, including Emirates, Etihad and Qatar. These carriers have large numbers of international widebody aircraft on order and are increasing service to the United States from their hubs in the Middle East. Several of these carriers, along with carriers from China, India and Latin America, are government supported or funded, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines. In addition, the adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies Treaties that the U.S. has with the Member States of the European Union and Japan, could significantly increase competition among carriers serving those markets.
Several joint ventures among U.S. and foreign carriers, including our transatlantic joint venture with Air France-KLM and Alitalia, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received anti-trust immunity include a transatlantic alliance among United, Air Canada and Lufthansa, a transpacific joint venture among United and All Nippon Airways, a transatlantic joint venture among American Airlines, British Airways and Iberia and a transpacific joint venture between American Airlines and Japan Air Lines.
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
Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast United States, have included concepts such as “congestion-based” landing fees, “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. In addition, the failure of the federal government to upgrade the U.S. air traffic control system has resulted in delays and disruptions of air traffic during peak travel periods in certain congested markets. The failure to improve the air traffic control system could lead to increased delays and inefficiencies in flight operations as demand for U.S. air travel increases, having a material adverse effect on our operations. Failure to update the air traffic control system in a timely manner, and the substantial funding requirements of an updated system that may be imposed on air carriers, may have an adverse impact on our financial condition and results of operations.
Events related to extreme weather delays caused the Department of Transportation to promulgate regulations imposing potentially severe financial penalties upon airlines that have flights experiencing extended tarmac delays. These regulations could have a negative impact on our operations in certain circumstances.
Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission has adopted an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States. If fully implemented, we expect that this system would impose additional costs on our operations in the European Union. Other laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results, either through direct costs in our operations or through increases in costs for jet fuel that could result from jet fuel suppliers passing on increased costs that they incur under such a system.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

During 2012, we entered into agreements with (1) Bombardier Aerospace to purchase 40 CRJ-900 aircraft; (2) Pinnacle Airlines, Inc. to purchase 16 CRJ-900 aircraft; and (3) Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft.

Our operating aircraft fleet, commitments and options at December 31, 2012 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)(4)	Lease	Options
B-717-200	—	—	—	—	—	—	88	—
B-737-700	10	—	—	10	3.9	—	—	—
B-737-800	73	—	—	73	11.9	—	—	—
B-737-900ER	—	—	—	—	—	100	—	30
B-747-400	4	9	3	16	19.1	—	—	—
B-757-200	85	35	31	151	19.4	—	—	—
B-757-300	16	—	—	16	9.8	—	—	—
B-767-300	10	2	1	13	21.2	—	—	—
B-767-300ER	50	5	3	58	16.8	—	—	3
B-767-400ER	21	—	—	21	11.8	—	—	6
B-777-200ER	8	—	—	8	12.9	—	—	—
B-777-200LR	10	—	—	10	3.8	—	—	10
B-787-8	—	—	—	—	—	18	—	—
A319-100	54	—	2	56	10.9	—	—	—
A320-200	40	—	28	68	17.8	—	—	—
A330-200	11	—	—	11	7.8	—	—	—
A330-300	21	—	—	21	7.4	—	—	—
MD-88	67	50	—	117	22.5	—	—	—
MD-90	42	8	—	50	15.8	4	—	—
DC9-50	18	—	—	18	34.5	—	—	—
CRJ-900	—	—	—	—	—	56	—	30
Embraer 175	—	—	—	—	—	—	—	36
Total	540	109	68	717	16.8	178	88	115

(1)	Excludes certain aircraft we own or lease which are operated by third party contract carriers on our behalf shown in the table below.

(2)	Excludes our orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

(3)	Includes 16 CRJ-900 aircraft which are currently being operated by third party contract carriers on our behalf that are included in the table below.

(4)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

The following table summarizes the active aircraft fleet operated by third party contract carriers on our behalf at December 31, 2012:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Pinnacle Airlines, Inc.	140	—	55	—	—	—	195
ExpressJet Airlines, Inc.	92	41	18	—	—	—	151
SkyWest Airlines, Inc.	50	19	28	—	—	—	97
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	31	—	—	31
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	282	82	101	31	20	52	568

Aircraft Purchase Commitments

Our purchase commitments for additional aircraft at December 31, 2012 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2013	2014	2015	After 2015	Total
B-737-900ER	12	19	19	50	100
B-787-8	—	—	—	18	18
MD-90	4	—	—	—	4
CRJ-900	28	28	—	—	56
Total	44	47	19	68	178

Aircraft Options

Our options to purchase additional aircraft at December 31, 2012 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Options	2013	2014	2015	After 2015	Total
B-737-900ER	—	5	6	19	30
B-767-300ER	—	—	1	2	3
B-767-400ER	—	1	2	3	6
B-777-200LR	—	2	4	4	10
CRJ-900	—	—	24	6	30
Embraer 175	—	4	18	14	36
Total	—	12	55	48	115

Ground Facilities

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport, on land leased from the City of Atlanta. We own our Atlanta reservations center, other real property in Atlanta and the former Northwest headquarters building and flight training buildings, which are located near the Minneapolis-St. Paul International Airport. Other owned facilities include reservations centers in Minot, North Dakota and Chisholm, Minnesota and a data processing center in Eagan, Minnesota. We also own property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. We also lease aircraft maintenance facilities and air cargo facilities at certain airports, including, among others: (1) our main Atlanta maintenance base; (2) our Atlanta air cargo facilities; and (3) our hangar and air cargo facilities at the Cincinnati/Northern Kentucky International Airport, Salt Lake City International Airport, Detroit Metropolitan International Airport, Minneapolis-St. Paul International Airport and Seattle-Tacoma International Airport. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticketing and reservations offices in certain locations for varying terms.

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

The City of Atlanta is currently implementing portions of a capital improvement program (the “CIP”) at the Atlanta airport. The CIP includes, among other things, a 9,000 foot full-service runway that opened in May 2006, a new international terminal and gate capacity that opened in May 2012, related airfield improvements, new cargo and other support facilities and roadway and other infrastructure improvements.The CIP will not be complete until at least 2014, with individual projects scheduled to be constructed at different times. A combination of federal grants, passenger facility charge revenues, increased user rentals and fees and other airport funds are expected to be used to pay CIP costs directly and through the payment of debt service on bonds. In partnership with the airlines, the airport has initiated the planning of an updated Atlanta airport master plan that is targeted for completion in late 2013 and will define and describe the long-term development plans needed to meet future aviation demand in Atlanta.

During the December 2010 quarter, we began a five-year $1.2 billion redevelopment project at JFK, where we currently operate domestic flights primarily at Terminal 2 and international flights at Terminal 3 and, to a lesser extent, Terminal 4. The expansion and enhancement of Terminal 4, which includes the construction of nine new international gates, commenced in 2011 and is expected to be open in the spring of 2013. Upon completion of the Terminal 4 expansion, we will relocate our operations from Terminal 3 to Terminal 4, proceed with the demolition of Terminal 3 and thereafter conduct coordinated flight operations from Terminals 2 and 4. For information about special project bonds issued to fund a substantial majority of the project and our 30 year sublease of space in Terminal 4 from the operator of Terminal 4, see Note 5 of the Notes to the Consolidated Financial Statements.

In 2012, we expanded our flight operations at New York's LaGuardia Airport in Terminal C, allowing us to accommodate additional flights into LaGuardia. As part of the expansion, we are investing more than $160 million to create an expanded main terminal at LaGuardia in Terminals C and D and have built a bridge to link the two terminals.

In 2012, our wholly-owned subsidiaries, Monroe and MIPC, invested $180 million to acquire the Trainer refinery and related assets from Phillips 66. Monroe received a $30 million grant from the Commonwealth of Pennsylvania. The acquisition includes pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

ITEM 3. LEGAL PROCEEDINGS

First Bag Fee Antitrust Litigation

In May, June and July, 2009, a number of purported class action antitrust lawsuits were filed in the U.S. District Courts for the Northern District of Georgia, the Middle District of Florida and the District of Nevada against Delta and AirTran Airways (“AirTran”). In these cases, the plaintiffs originally alleged that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran's CEO at an analyst conference concerning fees for the first checked bag, Delta's imposition of a fee for the first checked bag on November 4, 2008 and AirTran's imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases have been consolidated for pre-trial proceedings in the Northern District of Georgia by the Multi-District Litigation (“MDL”) Panel.

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

EU Regulation 261 Class Action Litigation

In February 2011, a putative class action was filed in the U.S. District Court for the Northern District of Illinois seeking to represent all US residents who were passengers on flights during the period from February 2009 to the present who are allegedly entitled to compensation under EU Regulation 261 because their flight was cancelled or delayed by more than 3 hours. Plaintiffs allege that Delta has incorporated a duty to pay this compensation into its contract of carriage, and assert a claim for breach of contract as the basis for their cause of action. The complaint seeks recovery of the EU Regulation 261 compensation of €600 for each US resident on a flight qualifying for such compensation. Delta disputes the allegations in the Complaint, has filed a motion to dismiss all claims and intends to vigorously defend the matter.

***

For a discussion of certain environmental matters, see “Business-Regulatory Matters-Environmental Matters” in Item 1.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the highest and lowest sales price for our common stock as reported on the NYSE.

	Common Stock
	High	Low
Fiscal 2012
Fourth Quarter	$12.05	$9.11
Third Quarter	$11.25	$8.42
Second Quarter	$12.25	$9.78
First Quarter	$11.58	$7.83
Fiscal 2011
Fourth Quarter	$9.13	$6.64
Third Quarter	$9.41	$6.41
Second Quarter	$11.60	$8.91
First Quarter	$13.21	$9.71

Holders

As of January 31, 2013, there were approximately 3,560 holders of record of our common stock.

Dividends

We have not paid dividends in the last two fiscal years in order to fund our operations and meet our cash and liquidity needs. Our ability to pay dividends or repurchase common stock is subject to compliance with covenants in several of our credit facilities. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from January 1, 2008 to December 31, 2012 of our common stock to the Standard & Poor's 500 Stock Index and the Amex Airline Index. The comparison assumes $100 was invested on January 1, 2008 in each of our common stock and the indices and assumes that all dividends were reinvested.

The Amex Airline Index (ticker symbol XAL) consists of Alaska Air Group, Inc., AMR Corporation, Copa Holdings SA, Delta, GOL Linhas Areas Inteligentes S.A., Hawaiian Holdings, Inc., JetBlue Airways Corporation, LAN Airlines SA, Republic Airways Holding, Inc., Ryanair Holdings plc, SkyWest, Inc., Southwest Airlines Company, TAM S.A., United Continental Holdings, Inc. and US Airways Group, Inc.

Issuer Purchases of Equity Securities

We withheld the following shares of common stock to satisfy tax withholding obligations during the December 2012 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
October 1-31, 2012	2,974	$11.10	2,974	(1)
November 1-30, 2012	25,353	$10.08	25,353	(1)
December 1-31, 2012	1,498	$10.00	1,498	(1)
Total	29,825		29,825

(1)
Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the "2007 Plan"). The 2007 Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. See Note 13 of the Notes to the Consolidated Financial Statements elsewhere in this Form 10-K for more information about the 2007 Plan.

ITEM 6. SELECTED FINANCIAL DATA

On October 29, 2008, a wholly-owned subsidiary of ours merged with and into Northwest Airlines Corporation ("Northwest"). Our Consolidated Financial Statements include the results of operations of Northwest and its wholly-owned subsidiaries for periods after October 29, 2008.

The following tables are derived from our audited consolidated financial statements, and present selected financial and operating data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2012	2011	2010	2009	2008
Operating revenue	$36,670	$35,115	$31,755	$28,063	$22,697
Operating expense	34,495	33,140	29,538	28,387	31,011
Operating income (loss)	2,175	1,975	2,217	(324)	(8,314)
Other expense, net	(1,150)	(1,206)	(1,609)	(1,257)	(727)
Income (loss) before income taxes	1,025	769	608	(1,581)	(9,041)
Income tax (provision) benefit	(16)	85	(15)	344	119
Net income (loss)	$1,009	$854	$593	$(1,237)	$(8,922)
Basic earnings (loss) per share	$1.20	$1.02	$0.71	$(1.50)	$(19.08)
Diluted earnings (loss) per share	$1.19	$1.01	$0.70	$(1.50)	$(19.08)

The following are included in the results above:

	Year Ended December 31,
(in millions)	2012	2011	2010	2009	2008
Severance, impairment charges and other	$452	$242	$227	$132	$173
Merger-related items	—	—	233	275	978
Loss on extinguishment of debt	118	68	391	83	—
Impairment of goodwill and other intangible assets	—	—	—	—	7,296
Intraperiod income tax allocation	—	—	—	(321)	—
Income tax benefit associated with intangible assets	—	—	—	—	(119)
MTM adjustments	(27)	26	—	—	91
Total	$543	$336	$851	$169	$8,419

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2012		2011		2010		2009		2008
Revenue passenger miles (millions)	192,974		192,767		193,169		188,943		134,879
Available seat miles (millions)	230,415		234,656		232,684		230,331		165,639
Passenger mile yield	16.48	¢	15.70	¢	14.11	¢	12.60	¢	14.52	¢
Passenger revenue per available seat mile	13.80	¢	12.89	¢	11.71	¢	10.34	¢	11.82	¢
Operating cost per available seat mile	14.97	¢	14.12	¢	12.69	¢	12.32	¢	18.72	¢
Passenger load factor	83.8%		82.1%		83.0%		82.0%		81.4%
Fuel gallons consumed (millions)	3,769		3,856		3,823		3,853		2,740
Average price per fuel gallon(2)	$3.25		$3.06		$2.33		$2.15		$3.16
Average price per fuel gallon, adjusted(3)	$3.26		$3.05		$2.33		$2.15		$3.13
Full-time equivalent employees, end of period	73,561		78,392		79,684		81,106		84,306

(1)	Includes the operations of our contract carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of contract carriers that we do not own.

(2)	Includes the impact of fuel hedge activity.

(3)	Adjusted for mark-to-market adjustments for fuel hedges recorded in periods other than the settlement period (a non-GAAP financial measure as defined in "Supplemental Information").

	December 31,
(in millions)	2012	2011	2010	2009	2008
Total assets	$44,550	$43,499	$43,188	$43,789	$45,084
Long-term debt and capital leases (including current maturities)	$12,709	$13,791	$15,252	$17,198	$16,571
Stockholders' (deficit) equity	$(2,131)	$(1,396)	$897	$245	$874
Common stock outstanding	851	845	835	784	695

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights - 2012 Compared to 2011

Our net income for 2012 was $1.0 billion, or $1.19 per diluted share. Total operating revenue increased $1.6 billion, or 4%, over 2011, primarily due to higher passenger revenue due to yield improvement. Fuel expense, including our contract carriers under capacity purchase agreements, increased due to a 6% increase in our average price per gallon, despite a 2% decrease in consumption.

Passenger revenue increased $1.6 billion due to a 5% year over year improvement in passenger mile yield on flat traffic, while capacity declined 2%. Passenger revenue per available seat mile ("PRASM") increased 7% over 2011, reflecting higher revenue under corporate travel contracts and improvements in our products and services.

Total operating expense increased $1.4 billion over 2011, driven primarily by higher fuel expense and salaries and related costs. Our fuel expense increased $468 million (including our contract carriers under capacity purchase agreements) compared to 2011 due to a 6% increase in our average price per gallon, despite a 2% decrease in consumption. During 2012, we recorded losses of $66 million due to changes in the fair value of our fuel hedge portfolio. Excluding mark-to-market adjustments recorded in periods other than the settlement period ("MTM adjustments"), our average fuel price for the year was $3.26 per gallon, compared to $3.05 per gallon for 2011.

Our consolidated operating cost per available seat mile ("CASM") for 2012 increased 6% to $14.97 cents, primarily reflecting increased fuel price. For 2012, CASM-Ex was $8.92 cents, or 5% higher than 2011. The non-GAAP financial measures used in this section are defined in "Supplemental Information" below.

Company Initiatives

Strengthening the Balance Sheet

We will continue to focus on cash flow generation with the goal of further strengthening our balance sheet. We finished 2012 with $5.2 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). During 2012, we generated $2.5 billion in cash from operating activities, and reduced debt by $1.1 billion and funded capital expenditures while maintaining a solid liquidity position.

Structural Cost Initiatives

We implemented a $1 billion structural cost initiatives program. These initiatives are designed to improve our cost efficiency while maintaining our operational performance and revenue generation and include:

•Domestic fleet restructuring to retire older, less efficient aircraft from our fleet;
•Maintenance redesign focusing on improving our processes and resource management;
•Distribution platforms to increase the use of cost effective and value-added distribution channels such as delta.com;
•Staffing efficiency to generate higher productivity levels through technology and improved staffing models; and
•Other costs to improve network efficiency and to reduce transportation expense.

We anticipate realizing the benefits of the structural cost initiatives in 2013, with CASM-Ex growth moderating in the second half of 2013, and the benefits of the initiatives increasing through 2015.

Domestic Fleet Restructuring

Domestic fleet restructuring is a key part of our structural cost initiatives, and is focused on lowering unit costs while investing in our fleet to enhance the customer experience. We are restructuring our domestic fleet by reducing our 50-seat regional flying and replacing other older, less cost effective aircraft with newer, more efficient aircraft. Recent agreements with SkyWest Airlines, Inc., Pinnacle Airlines, Inc. and Bombardier Aerospace have produced a path for us to eliminate more than 200 50-seat aircraft. We are replacing these aircraft and older B-757-200 aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900ER aircraft.

In 2012, we entered into an agreement with Bombardier Aerospace to purchase 40 CRJ-900 aircraft with 12 deliveries this year and 28 in 2014. Also in 2012, we finalized agreements with Southwest Airlines and The Boeing Company ("Boeing") to lease 88 B-717-200 aircraft. Delivery of the aircraft will begin later this year, with 16 aircraft scheduled to enter our fleet. We will receive 36 aircraft deliveries in each of 2014 and 2015. These B-717-200 aircraft are 110-seat aircraft and will feature new, fully upgraded interiors, with 12 First Class seats, 15 Economy Comfort seats and in-flight WiFi throughout the cabin.

In 2011, we entered into an agreement with Boeing to purchase 100 new fuel efficient B-737-900ER aircraft. We will add these aircraft to our fleet between this year and 2018, primarily replacing older B-757-200 aircraft. We expect the B-737-900ER to offer an industry leading customer experience, including expanded carry-on baggage space and a spacious cabin. Additionally, we continue to increase our MD-90 fleet with previously owned aircraft that offer a lower total cost of ownership.

As we restructure our fleet and assess our fleet plans, we will continue to evaluate older, retiring aircraft and related equipment for changes in depreciable life, impairment and lease termination costs. By 2015, we expect to reduce our 50-seat aircraft fleet to 125 aircraft. The associated retirement of aircraft will result in material lease termination and other charges over this period. We expect to benefit from reduced future maintenance cost and improved operational and fuel efficiency that we will experience over the life of the new aircraft.

Oil Refinery Acquisition

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refining margin reflected in the prices we pay for jet fuel has increased. We purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we are paying.

Acquisition

In June 2012, Monroe acquired the Trainer refinery and related assets located near Philadelphia, Pennsylvania from Phillips 66, which had shut down operations at the refinery. Monroe invested $180 million to acquire the refinery. Monroe received a $30 million grant from the Commonwealth of Pennsylvania. The acquisition includes pipelines and terminal assets that will allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

Because the products and services of Monroe's refinery operations are discrete from our airline services, segment results are prepared for our airline segment and our refinery segment. Financial information on our segment reporting can be found in Note 2 of the Notes to the Consolidated Financial Statements.

Refinery Operations and Strategic Agreements

The facility is capable of refining 185,000 barrels of crude oil per day. BP is the primary supplier of crude oil used by the refinery under a three year agreement. We are also exploring other sources of crude oil supply, such as bringing supply to the refinery by rail from the Bakken oil field in North Dakota. We have increased the refinery's jet fuel capacity through capital improvements. The refinery's remaining production consists of gasoline, diesel and refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. Substantially all of the remaining production of non-jet fuel products is being sold to BP under a long-term buy/sell agreement effectively exchanging those non-jet fuel products for jet fuel. Our agreement with Phillips 66 requires us to deliver specified quantities of non-jet fuel products and they are required to deliver jet fuel to us. If we or Phillips 66 do not have the specified quantity and type of product available, the delivering party is required to procure any such shortage to fulfill its obligation under the agreement. Substantially all of the refinery's expected production of non-jet fuel products is included in these agreements.
Refinery Start-Up

During the December 2012 quarter, fuel production increased at the refinery. However, Superstorm Sandy negatively impacted the refinery start up, slowing production and lowering efficiency levels. The refinery recorded a $63 million net loss for the quarter.

New York Strategy

Strengthening our position in New York City continues to be an important part of our network strategy. As discussed below, key components of this strategy are operating a domestic hub at LaGuardia and creating a state-of-the-art facility at JFK. In May 2012, we announced new and expanded service to 10 popular leisure destinations (in addition to the service expansion discussed below) in the Caribbean, Bermuda and Florida from LaGuardia and JFK. These flights began operating in the December quarter of 2012.

LaGuardia. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. This exchange allows us to operate a new domestic hub at LaGuardia. We have increased capacity at LaGuardia by 42% since March 2012, adding 100 new flights and a total of 26 new destinations. The first phase of new flights began on March 25 and the second phase commenced on July 11. We currently operate about 260 daily flights between LaGuardia and 60 cities, more than any other airline.

We are also investing more than $160 million in a renovation and expansion project at LaGuardia to enhance the customer experience. In December 2012, we opened the connector linking Terminals C and D and in September 2012 we opened a new SkyClub in Terminal C. Ongoing investments include expanded security lanes and a baggage handling system in both terminals as well as an expanded SkyClub in Terminal D.

JFK. While our expanded LaGuardia schedule is focused on providing industry-leading domestic service, we are optimizing our international and trans-continental flight schedule at JFK to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners.

At JFK, we currently operate domestic flights primarily at Terminal 2 and international flights at Terminal 3 and, to a lesser extent, Terminal 4. Our five-year $1.2 billion renovation project at JFK, which began in 2010, is on schedule. The expansion and enhancement of Terminal 4, which includes the construction of nine new international gates, is expected to be open in the spring of 2013. Upon completion of the Terminal 4 expansion, we will relocate our operations from Terminal 3 to Terminal 4, proceed with the demolition of Terminal 3 and thereafter conduct coordinated flight operations from Terminals 2 and 4. Once our project is complete, we expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance.

Alliances and Equity Investments

We have made long-term investments in other airlines that give us the ability to increase our network scale and produce revenue improvements. We invested in GOL and Aeromexico because they operate in Latin America's two largest markets, Brazil and Mexico, respectively. Pending regulatory approval, we also agreed to buy 49% of Virgin Atlantic, currently held by Singapore Airlines, for $360 million. We also entered into a joint venture agreement with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. We and Virgin Atlantic will file an application with the U.S. Department of Transportation for U.S. antitrust immunity with respect to the joint venture.

Pilot Agreement

During the June 2012 quarter, we reached an agreement with the Air Line Pilots Association, International (“ALPA”) to modify the existing collective bargaining agreement covering Delta’s pilots. The agreement, which was ratified by the pilots in June 2012, provides career growth opportunities as well as pay and benefits improvements for our pilots including increases to base pay and changes to our profit sharing program. The agreement, which becomes amendable on December 31, 2015, will also provide Delta with productivity gains and support our domestic fleet restructuring.

Results of Operations - 2012 Compared to 2011

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2012	2011
Passenger:
Mainline	$25,237	$23,843	$1,394	6%
Regional carriers	6,570	6,414	156	2%
Total passenger revenue	31,807	30,257	1,550	5%
Cargo	990	1,027	(37)	(4)%
Other	3,873	3,831	42	1%
Total operating revenue	$36,670	$35,115	$1,555	4%

		Increase (Decrease) vs. Year Ended December 31, 2011
(in millions)	Year Ended December 31, 2012	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$14,050	7%	1%	—%	6%	7%	0.8	pts
Atlantic	5,645	1%	(4)%	(7)%	5%	9%	2.8	pts
Pacific	3,645	10%	6%	3%	3%	7%	2.6	pts
Latin America	1,897	8%	6%	3%	1%	5%	2.7	pts
Total mainline	25,237	6%	1%	(1)%	5%	7%	1.7	pts
Regional carriers	6,570	2%	(4)%	(5)%	7%	8%	0.7	pts
Total passenger revenue	$31,807	5%	—%	(2)%	5%	7%	1.7	pts

Passenger Revenue. Passenger revenue increased $1.6 billion, or 5%, due to an improvement in the passenger mile yield of 5%, on a 2% decline in capacity. Passenger mile yield and unit revenue increased due to fare increases, higher revenue under corporate travel contracts and improvements in our products and services.

International mainline passenger revenue increased $520 million. In early 2011, we faced industry overcapacity in the transatlantic market and in connection with our joint venture partners, AirFrance-KLM and Alitalia, we reduced capacity in underperforming markets during the second half of 2011 and in 2012. As a result, Atlantic PRASM was up 9%, driven by a 5% increase in yield on a 7% decrease in capacity. Pacific passenger revenue increased 10% on a 3% and 6% increase in capacity and traffic, respectively. These results reflect Pacific market improvement, as demand returned to levels seen prior to the March 2011 earthquake and tsunami in Japan. Latin America passenger revenue increased 8% on a 3% and 6% increase in capacity and traffic, respectively.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2012	2011
Aircraft fuel and related taxes	$10,150	$9,730	$420	4%
Salaries and related costs	7,266	6,894	372	5%
Contract carrier arrangements	5,647	5,470	177	3%
Aircraft maintenance materials and outside repairs	1,955	1,765	190	11%
Passenger commissions and other selling expenses	1,590	1,682	(92)	(5)%
Contracted services	1,566	1,642	(76)	(5)%
Depreciation and amortization	1,565	1,523	42	3%
Landing fees and other rents	1,336	1,281	55	4%
Passenger service	732	721	11	2%
Profit sharing	372	264	108	41%
Aircraft rent	272	298	(26)	(9)%
Restructuring and other items	452	242	210	NM(1)
Other	1,592	1,628	(36)	(2)%
Total operating expense	$34,495	$33,140	$1,355	4%

(1) NM - not meaningful

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense increased $468 million because of a 6% increase in our average price per gallon, despite a 2% decrease in consumption. The table below presents fuel expense, gallons consumed and our average price per gallon, including the impact of fuel hedge losses of $66 million during the year ended December 31, 2012:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2012	2011
Aircraft fuel and related taxes	$10,150	$9,730	$420
Aircraft fuel and related taxes included within contract carrier arrangements	2,101	2,053	48
Total fuel expense	$12,251	$11,783	$468	4%

Total fuel consumption (gallons)	3,769	3,856	(87)	(2)%
Average price per gallon	$3.25	$3.06	$0.19	6%

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase
(in millions, except per gallon data)	2012	2011		2012	2011
Fuel purchase cost	$12,122	$12,203	$(81)	$3.23	$3.17	$0.06
Refinery impact	63	—	63	0.01	—	0.01
Fuel hedge losses (gains)	66	(420)	486	0.01	(0.11)	0.12
Total fuel expense	$12,251	$11,783	$468	$3.25	$3.06	$0.19
MTM adjustments	27	(26)	53	0.01	(0.01)	0.02
Total fuel expense, adjusted	$12,278	$11,757	$521	$3.26	$3.05	$0.21

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Refinery Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with Phillips 66 and BP. As described in Note 2 of the Notes to the Consolidated Financial Statements, to the extent that we account for exchanges of refined products as non-monetary transactions, we include the results of those transactions within fuel expense.

Fuel Hedge Losses (Gains) and MTM Adjustments. During the year ended December 31, 2012, our fuel hedge losses of $66 million included $27 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The losses for MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

We adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure as defined in "Supplemental Information" below) was $3.26 for the year ended December 31, 2012.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to employee pay increases, increases in pension expense and other benefits.

During the June 2012 quarter, we reached an agreement with ALPA that increases pay and benefits for our pilots. Our pilots and substantially all other employees received base pay increases on July 1, 2012 and received additional increases on January 1, 2013. These increases are designed both to recognize changes to the profit sharing program described below and to accelerate the planned 2013 pay increase for non-pilot employees.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and maintenance sales to third parties by our MRO services business. The increase in maintenance costs is primarily due to the cyclical timing of maintenance events on our fleet. Additionally, maintenance cost increased as we accelerated certain maintenance events into 2012, resulting in a lower total cost for those activities, and completed maintenance initiatives to improve our operational reliability.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily due to lower booking fees and international commission rates, partially offset by increases in sales.

Contracted Services. Contracted services expense decreased year-over-year due primarily to the impact of severe winter storms on our operations in the March 2011 quarter.

Profit Sharing. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the terms of the program specify the exclusion of special items, such as MTM adjustments and restructuring and other items, from pre-tax profit. During the June 2012 quarter, our profit sharing program was modified so that we will pay 10% of profits on the first $2.5 billion of annual profits effective with the plan year beginning January 1, 2013 compared to paying 15% of annual profits for the 2012 plan year. Under the program, we will continue to pay 20% of annual profits above $2.5 billion.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 16 of the Notes to the Consolidated Financial Statements.

Results of Operations - 2011 Compared to 2010

Operating Revenue

	Year Ended December 31,		Increase	% Increase
(in millions)	2011	2010
Passenger:
Mainline	$23,843	$21,408	$2,435	11%
Regional carriers	6,414	5,850	564	10%
Total passenger revenue	30,257	27,258	2,999	11%
Cargo	1,027	850	177	21%
Other	3,831	3,647	184	5%
Total operating revenue	$35,115	$31,755	$3,360	11%

		Increase (Decrease) vs. Year Ended December 31, 2010
(in millions)	Year Ended December 31, 2011	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$13,175	11%	—%	(1)%	11%	11%	0.4	pts
Atlantic	5,578	9%	(1)%	2%	10%	7%	(2.1)	pts
Pacific	3,326	20%	4%	10%	15%	9%	(4.7)	pts
Latin America	1,764	13%	—%	—%	13%	13%	(0.6)	pts
Total mainline	23,843	11%	—%	1%	11%	10%	(1.0)	pts
Regional carriers	6,414	9%	(2)%	(2)%	12%	12%	0.1	pts
Total passenger revenue	$30,257	11%	—%	1%	11%	10%	(0.9)	pts

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

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2011	2010
Aircraft fuel and related taxes	$9,730	$7,594	$2,136	28%
Salaries and related costs	6,894	6,751	143	2%
Contract carrier arrangements	5,470	4,305	1,165	27%
Aircraft maintenance materials and outside repairs	1,765	1,569	196	12%
Passenger commissions and other selling expenses	1,682	1,509	173	11%
Contracted services	1,642	1,549	93	6%
Depreciation and amortization	1,523	1,511	12	1%
Landing fees and other rents	1,281	1,281	—	—%
Passenger service	721	673	48	7%
Profit sharing	264	313	(49)	(16)%
Aircraft rent	298	387	(89)	(23)%
Restructuring and other items	242	450	(208)	NM
Other	1,628	1,646	(18)	(1)%
Total operating expense	$33,140	$29,538	$3,602	12%

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

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense increased $2.9 billion on flat consumption. The table below presents fuel expense, gallons consumed and our average price per gallon, including the impact of fuel hedge activity:

	Year Ended December 31,		Increase	% Increase
(in millions, except per gallon data)	2011	2010
Aircraft fuel and related taxes	$9,730	$7,594	$2,136
Aircraft fuel and related taxes included within contract carrier arrangements	2,053	1,307	746
Total fuel expense	$11,783	$8,901	$2,882	32%

Total fuel consumption (gallons)	3,856	3,823	33	1%
Average price per gallon	$3.06	$2.33	$0.73	31%

Fuel expense increased primarily due to higher unhedged fuel prices, partially offset by an improvement in net fuel hedge results. The table below shows the impact of hedging on fuel expense and average price per gallon:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2011	2010		2011	2010
Fuel purchase cost	$12,203	$8,812	$3,391	$3.17	$2.31	$0.86
Fuel hedge (gains) losses	(420)	89	(509)	(0.11)	0.02	(0.13)
Total fuel expense	$11,783	$8,901	$2,882	$3.06	$2.33	$0.73
MTM adjustments	(26)	—	(26)	(0.01)	—	(0.01)
Total fuel expense, adjusted	$11,757	$8,901	$2,856	$3.05	$2.33	$0.72

Our average price per gallon, adjusted for MTM adjustments for fuel hedges recorded in periods other than the settlement period (a non-GAAP financial measure as defined in "Supplemental Information" below) was $3.05 for the year ended December 31, 2011. During 2011, our net fuel hedge gains of $420 million included $26 million of MTM adjustments recorded in periods other than the settlement period.

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

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 16 to the Notes of the Consolidated Financial Statements.

Non-Operating Results

	Year Ended December 31,			Favorable (Unfavorable)
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Interest expense, net	$(812)	$(901)	$(969)	$89	$68
Amortization of debt discount, net	(193)	(193)	(216)	—	23
Loss on extinguishment of debt	(118)	(68)	(391)	(50)	323
Miscellaneous, net	(27)	(44)	(33)	17	(11)
Total other expense, net	$(1,150)	$(1,206)	$(1,609)	$56	$403

During the years ended December 31, 2012, 2011 and 2010, we recorded $118 million, $68 million and $391 million in losses from the early extinguishment of debt, which primarily related to the write-off of debt discounts. These debt discounts are a result of fair value adjustments recorded in 2008 to reduce the carrying value of our long-term debt due to purchase accounting and a $1.0 billion advance purchase of SkyMiles by American Express. As a result of these write-offs and scheduled amortization, our unamortized debt discount has decreased from $1.4 billion at the beginning of 2010 to $527 million at December 31, 2012.

Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. During the three years ended December 31, 2012, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance. The following table shows the components of our income tax (provision) benefit:

	Year Ended December 31,
(in millions)	2012	2011	2010
International and state income tax benefit (provision)	$1	$(7)	$(15)
Deferred tax (provision) benefit	(17)	2	—
Alternative minimum tax refunds and other	—	90	—
Income tax (provision) benefit	$(16)	$85	$(15)

During 2011, we recorded an income tax benefit of $85 million, primarily related to the recognition of alternative minimum tax refunds.

At December 31, 2012, we had $16.3 billion of U.S. federal pre-tax net operating loss carryforwards. Accordingly, we believe we will not pay any cash federal income taxes during the next several years. Our U.S. federal pre-tax net operating loss carryforwards do not begin to expire until 2022.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of December 31, 2012, we had $5.2 billion in unrestricted liquidity, consisting of $3.4 billion in cash and cash equivalents and short-term investments and $1.8 billion in undrawn revolving credit facilities.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $2.5 billion in 2012 and $2.8 billion in each of 2011 and 2010. See below under "Timing of SkyMiles Sales" for a discussion of the variances in 2012 and 2011 cash flows from operating activities compared to the preceding years. We expect to generate positive cash flows from operations in 2013.

Our operating cash flows can be impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date, and receive cash payment at the time of sale. As a result, we record the cash received on advance sales as deferred revenue in Air Traffic Liability. The Air Traffic Liability increases during the spring as we have increased sales in advance of the summer peak travel season. Our cash balances are typically higher at the beginning of the summer and at a low point during the winter.

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 36% of our total operating expenses. The market price for jet fuel is highly volatile and can vary significantly from period to period. This price volatility affects our cash flows from operations, impacting comparability from period to period.

We have jet fuel inventories at various airport locations, which are used in our airline operations. Also, we acquired the Trainer oil refinery in 2012, which, as part of refinery operations, has refined oil product inventories. Jet fuel and refined oil product inventories are recorded as Fuel Inventory. Fuel Inventory increased during 2012 as a result of the start up of refinery operations in the September quarter and the transition of our fuel supply program. The increase in Fuel Inventory to achieve normal operating levels at our refinery was offset by a similar increase in accounts payable, and therefore, did not have a significant impact on operating cash flows during 2012. The remaining $180 million increase in Fuel Inventory was a result of the transition in Delta's fuel supply program.

As part of our fuel hedging program, we may be required to pay hedge margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive hedge margin. Our future cash flows are impacted depending upon the nature of our derivative contracts and the market price of the commodities underlying our derivative contracts

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Under the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in both 2012 and 2011. In 2011, this operating cash flow was largely offset by working capital changes. We anticipate American Express will make additional purchases of $675 million of unrestricted SkyMiles in both 2013 and 2014.

In 2008, we entered into a multi-year extension of our American Express agreements and received $1.0 billion from American Express for an advance purchase of restricted SkyMiles. The 2008 agreement provided that our obligations with respect to the advance purchase would be satisfied as American Express uses the purchased miles over a specified future period (“SkyMiles Usage Period”). During the SkyMiles Usage Period, which commenced in December 2011, American Express draws down SkyMiles valued at $333 million annually over three years beginning 2012 instead of paying cash to Delta for SkyMiles used. This draw down of $333 million in SkyMiles reduced cash flows from operations in 2012 compared to 2011 and 2010.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the The Pension Protection Act of 2006. We contributed $697 million and $598 million to our defined benefit pension plans during 2012 and 2011, respectively. We estimate the funding requirements under these plans will total approximately $675 million in 2013.

Undrawn Lines of Credit

Delta has available $1.8 billion in undrawn lines of credit. As described in Note 8 of the Notes to the Consolidated Financial Statements, we have an undrawn $1.2 billion first-lien revolving credit facility, as part of our 2011 Credit Facilities. The revolving credit facility carries a variable interest rate and expires in April 2016.

We also have an undrawn $450 million revolving credit facility included in the 2012 Pacific Facilities, as described in Note 8 of the Notes to the Consolidated Financial Statements. The 2012 Pacific Facilities are secured by our Pacific routes and slots, as described in Note 6 of the Notes to the Consolidated Financial Statements. This revolving credit facility carries a variable interest rate and expires in October 2017. In addition, we have an undrawn bank revolving credit facility of $150 million.

The credit facilities mentioned above have covenants, such as collateral coverage ratios. If we are not in compliance with these covenants, we must repay amounts borrowed under the credit facilities and may not be able to draw on the revolving credit facilities. Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that a significant portion of our assets are subject to liens.

Investing and Financing

Capital Expenditures

We incurred capital expenditures of $2.0 billion in 2012 and $1.3 billion in each of 2011 and 2010. Our capital expenditures were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and are enhancing our product offering.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest more than $2 billion in 2013 primarily for aircraft, aircraft modifications and the purchase of a $360 million equity investment in Virgin Atlantic. The 2013 investments will be funded through cash from operations and new financings.

Financings

At December 31, 2012, total debt and capital leases, including current maturities, was $12.7 billion, a $1.1 billion reduction from December 31, 2011 and a $2.5 billion reduction from December 31, 2010. We have focused on reducing our total debt over the past three years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced previous financing transactions, which we expect to reduce our total future interest expense.

In 2012, we received $480 million in proceeds secured by aircraft previously financed by debt. In 2012, we also refinanced $1.7 billion in debt and undrawn revolving credit facilities secured by our Pacific routes and slots, which resulted in a lower interest rate. We expect the Pacific routes and slots refinancing transaction will generate more than $30 million in annual interest expense savings.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments which are generally ordinary course of business obligations that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

During 2012, our contractual obligations were impacted by our agreement with Bombardier to purchase 40 CRJ-900 aircraft with deliveries beginning in 2013 and continuing through 2014 and with our agreement with Pinnacle Airlines, Inc. to purchase 16 CRJ-900 aircraft with deliveries in 2013. Our estimated payments to purchase these aircraft are included in the obligations below. In addition, we entered into agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft with deliveries beginning in 2013 and continuing through 2015.

	Contractual Obligations by Year(1)
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt (see Note 8)
Principal amount	$1,267	$1,420	$1,062	$1,427	$2,144	$4,694	$12,014
Interest payments	600	540	460	390	300	660	2,950
Contract carrier obligations (see Note 10)	2,210	2,200	2,130	1,850	1,690	3,880	13,960
Operating lease payments (see Note 9)	1,507	1,433	1,332	1,159	1,000	7,415	13,846
Employee benefit obligations (see Note 11)	820	840	830	800	800	9,930	14,020
Aircraft purchase commitments (see Note 10)	1,000	1,525	815	810	760	3,240	8,150
Capital lease obligations (see Note 9)	209	173	158	164	97	113	914
Other obligations(2)	1,180	330	350	300	170	1,000	3,330
Total	$8,793	$8,461	$7,137	$6,900	$6,961	$30,932	$69,184

(1)	For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

(2)	Includes $360 million in 2013 related to our agreement to buy, pending regulatory approval, 49% of Virgin Atlantic, currently held by Singapore Airlines.

Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt. The table excludes amounts received from American Express for its advance purchase of restricted SkyMiles because this obligation will be satisfied by American Express' use of SkyMiles over a specified period rather than by cash payments from us. For additional information about our agreements with American Express, see Note 7 of the Notes to the Consolidated Financial Statements.

Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using LIBOR at December 31, 2012.

Contract Carrier Obligations. Represents our estimated minimum fixed obligations under capacity purchase agreements with regional carriers. The reported amounts are based on (1) the required minimum levels of flying by our contract carriers under the applicable agreements and (2) assumptions regarding the costs associated with such minimum levels of flying.

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

Aircraft Purchase Commitments. Represents primarily our commitments to purchase 100 B-737-900ER aircraft, 18 B-787-8 aircraft, 56 CRJ-900 aircraft and four previously owned MD-90 aircraft. Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

Other Obligations. Represents estimated purchase obligations under which we are required to make minimum payments for goods and services, including but not limited to insurance, marketing, maintenance, technology, sponsorships and other third party services and products. Additionally, other obligations includes estimates of lease payments that will be made under agreements entered into in 2012 with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft with deliveries beginning in 2013 and continuing through 2015.

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

We defer revenue for the mileage credits related to passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused. A hypothetical 10% increase in our estimate of the standalone selling price of a mileage credit would decrease passenger revenue by approximately $50 million, as a result of an increase in the amount of revenue deferred from the mileage component of passenger ticket sales.

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

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. We defer revenue related to the mileage credits sold to American Express based on prices at which we sell mileage credits to other airlines, and re-evaluate our deferral rate at least annually. We allocate an amount to the marketing component in an amount equal to the excess of the amount received over the mileage component. Under this approach (the "residual method”), the deferred revenue from the mileage component is recognized as passenger revenue when miles are redeemed and services are provided, while the portion of the revenue related to the marketing component is recognized as those marketing services are provided. We will continue to use the residual method until our contract with American Express is materially modified. If we materially modify this agreement, we will then be required to allocate the consideration received to the marketing and the mileage components based upon their relative selling prices (“relative selling price method”). A material modification of this contract and the resultant change from the residual method to the relative selling price method could impact our deferral rate or cause an adjustment to our deferred revenue balance, which could materially impact our future financial results.

Breakage. For mileage credits which we estimate are not likely to be redeemed (“breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2012, the aggregate deferred revenue balance associated with the SkyMiles Program was $4.4 billion. A hypothetical 1% change in the number of outstanding miles estimated to be redeemed would result in a $30 million impact on our deferred revenue liability at December 31, 2012.

Goodwill and Indefinite-Lived Intangible Assets

We assess our goodwill and indefinite-lived intangible assets under a qualitative or quantitative approach. Under a qualitative approach, we consider many market factors, including those listed under Key Assumptions below. We analyze these market factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets. If we determine that it is more likely than not that the asset value may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. Under a quantitative approach, we calculate the fair value of the asset using the Key Assumptions listed below. If the asset's carrying value exceeds its fair value calculated using the quantitative approach, we will record an impairment charge for the difference in fair value and carrying value.

When we evaluate goodwill for impairment using a quantitative approach, we estimate the fair value of the reporting unit by considering market capitalization and other factors. When we perform a quantitative impairment assessment of our indefinite-lived intangible assets, fair value is estimated based on (1) recent market transactions, where available, (2) a combination of limited market transactions and the lease savings method for certain airport slots (which reflects potential lease savings from owning the slots rather than leasing them from another airline at market rates), (3) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (4) projected discounted future cash flows (an income approach).

Key Assumptions. The key assumptions in our impairment tests include (1) our projected revenues, expenses and cash flows, (2) an estimated weighted average cost of capital, (3) assumed discount rates depending on the asset and (4) a tax rate. These assumptions are consistent with those hypothetical market participants would use. Since we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, the actual amounts may differ materially from these estimates. In addition, we consider the amount the intangible assets' fair value exceeded their carrying value in the most recent fair value measurement using a quantitative approach.

Changes in certain events and circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of a weakened U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) changes to the regulatory environment.

We assessed each of the above assumptions in our most recent impairment analyses. The combination of our most recently completed annual results and our projected revenues, expenses and cash flows more than offset the impact of increasing fuel prices and other airline input costs. The stabilizing operating environment for U.S. airlines has resulted in annual yields increasing along with load factors, leading to improved financial results.

Goodwill. Our goodwill balance was $9.8 billion at December 31, 2012. We determined that there was no indication that Goodwill was impaired based upon our qualitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above.

Identifiable Intangible Assets. Our identifiable intangible assets had a net carrying amount of $4.7 billion at December 31, 2012. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements.

In 2012, we determined that there was no indication that our indefinite-lived intangible assets were impaired based upon our assessments. These assessments included analyses and weighting of all relevant factors, including the significant inputs and key assumptions which impact the fair value of our indefinite-lived intangible assets.

Long-Lived Assets

Our flight equipment and other long-lived assets have a recorded value of $20.7 billion at December 31, 2012. This value is based on various factors, including the assets' estimated useful lives and salvage values. We record impairment losses on flight equipment and other long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. Factors which could cause impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

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

Income Tax Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred tax liabilities, the overall business environment, our historical financial results, our industry's historically cyclical financial results and potential current and future tax planning strategies.

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2012, we had an $11.0 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During the March 2012 quarter, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established a full valuation allowance. We have concluded as of December 31, 2012 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering the history of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2012, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $13.3 billion. During 2012, we contributed $697 million to these plans and recorded $368 million of expense in salaries and related costs on our Consolidated Statement of Operations. In 2013, we estimate we will contribute approximately $675 million to these plans and that our expense will be approximately $350 million. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the discount rate and the expected long-term rate of return on the plan assets.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 4.11% and 4.94% at December 31, 2012 and 2011, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 4.95% to 5.93% between 2010 and 2012.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets of 9% is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan asset assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our actual historical annualized 20-year rate of return on plan assets for our defined benefit pension plans exceeded 9% as of December 31, 2012. The investment strategy for our defined benefit pension plan assets is to use a diversified mix of global public and private equity portfolios, public and private fixed income portfolios and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds our annualized return target. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2012 was 9%.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2013 Pension Expense	Effect on Accrued Pension Liability at December 31, 2012
0.50% decrease in weighted average discount rate	-$5 million	+$1.4 billion
0.50% increase in weighted average discount rate	—	- $1.3 billion
0.50% decrease in expected long-term rate of return on assets	+$40 million	—
0.50% increase in expected long-term rate of return on assets	- $40 million	—

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

Recent Accounting Standards

Presentation of Comprehensive Income

In June 2011, the FASB issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in 2012 and have presented comprehensive income in our Consolidated Statements of Comprehensive Income (Loss).

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

•
MTM adjustments. MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, we adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost.

	Year Ended December 31,
	2012	2011
CASM	14.97 ¢	14.12 ¢
Items excluded:
Aircraft fuel and related taxes	(5.32)	(5.00)
Ancillary businesses	(0.38)	(0.37)
Profit sharing	(0.16)	(0.11)
Restructuring and other items	(0.20)	(0.10)
MTM adjustments	0.01	(0.01)
CASM-Ex	8.92 ¢	8.53 ¢

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to aircraft fuel prices, interest rates and foreign currency exchange rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. In an effort to manage our exposure to these risks, we enter into derivative contracts and may adjust our derivative portfolio as market conditions change. We expect adjustments to the fair value of financial instruments to result in ongoing volatility in earnings and stockholders' equity.

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

For the year ended December 31, 2012, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $12.3 billion, or 36%, of our total operating expense. We recognized $66 million of net fuel hedge losses during the year ended December 31, 2012.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at December 31, 2012 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Year Ending December 31, 2013			Fuel Hedge Margin (Posted to) Received from Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(2,250)	$170	$(2,080)	$130
+ 10%	(1,120)	200	(920)	140
- 10%	1,120	(120)	1,000	70
- 20%	2,250	(290)	1,960	80

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $3.01, excluding transportation costs and taxes, at December 31, 2012 and estimated fuel consumption of 3.8 billion gallons for the year ending December 31, 2013.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at December 31, 2012.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2012, we had $5.9 billion of fixed-rate long-term debt and $6.7 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $260 million at December 31, 2012 and would have increased the annual interest expense on our variable-rate long-term debt by $40 million, exclusive of the impact of our interest rate hedge contracts.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and Canadian dollar. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. At December 31, 2012, we had open foreign currency forward contracts totaling a $123 million asset position. We estimate that a 10% increase or decrease in the price of the Japanese yen and Canadian dollar in relation to the U.S. dollar would change the projected cash settlement value of our open hedge contracts by a $90 million gain or $110 million loss, respectively, for the year ending December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 12, 2013

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,416	$2,657
Short-term investments	958	958
Restricted cash, cash equivalents and short-term investments	375	305
Accounts receivable, net of an allowance for uncollectible accounts of $36 and $33 at December 31, 2012 and 2011, respectively	1,693	1,563
Fuel inventory	619	168
Expendable parts and supplies inventories, net of an allowance for obsolescence of $127 and $101 at December 31, 2012 and 2011, respectively	404	367
Deferred income taxes, net	463	461
Prepaid expenses and other	1,344	1,250
Total current assets	8,272	7,729
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $6,656 and $5,472 at December 31, 2012 and 2011, respectively	20,713	20,223
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $670 and $600 at December 31, 2012 and 2011, respectively	4,679	4,751
Other noncurrent assets	1,092	1,002
Total other assets	15,565	15,547
Total assets	$44,550	$43,499
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,627	$1,944
Air traffic liability	3,696	3,480
Accounts payable	2,293	1,600
Frequent flyer deferred revenue	1,806	1,849
Accrued salaries and related benefits	1,680	1,367
Taxes payable	585	594
Fuel card obligation	455	318
Other accrued liabilities	1,128	1,549
Total current liabilities	13,270	12,701
Noncurrent Liabilities:
Long-term debt and capital leases	11,082	11,847
Pension, postretirement and related benefits	16,005	14,200
Frequent flyer deferred revenue	2,628	2,700
Deferred income taxes, net	2,047	2,028
Other noncurrent liabilities	1,649	1,419
Total noncurrent liabilities	33,411	32,194
Commitments and Contingencies
Stockholders' Deficit:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 867,866,505 and 861,499,734 shares issued at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	14,069	13,999
Accumulated deficit	(7,389)	(8,398)
Accumulated other comprehensive loss	(8,577)	(6,766)
Treasury stock, at cost, 16,464,472 and 16,253,791 shares at December 31, 2012 and 2011, respectively	(234)	(231)
Total stockholders' deficit	(2,131)	(1,396)
Total liabilities and stockholders' deficit	$44,550	$43,499

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010
Operating Revenue:
Passenger:
Mainline	$25,237	$23,843	$21,408
Regional carriers	6,570	6,414	5,850
Total passenger revenue	31,807	30,257	27,258
Cargo	990	1,027	850
Other	3,873	3,831	3,647
Total operating revenue	36,670	35,115	31,755

Operating Expense:
Aircraft fuel and related taxes	10,150	9,730	7,594
Salaries and related costs	7,266	6,894	6,751
Contract carrier arrangements	5,647	5,470	4,305
Aircraft maintenance materials and outside repairs	1,955	1,765	1,569
Passenger commissions and other selling expenses	1,590	1,682	1,509
Contracted services	1,566	1,642	1,549
Depreciation and amortization	1,565	1,523	1,511
Landing fees and other rents	1,336	1,281	1,281
Passenger service	732	721	673
Profit sharing	372	264	313
Aircraft rent	272	298	387
Restructuring and other items	452	242	450
Other	1,592	1,628	1,646
Total operating expense	34,495	33,140	29,538

Operating Income	2,175	1,975	2,217

Other Expense:
Interest expense, net	(812)	(901)	(969)
Amortization of debt discount, net	(193)	(193)	(216)
Loss on extinguishment of debt	(118)	(68)	(391)
Miscellaneous, net	(27)	(44)	(33)
Total other expense, net	(1,150)	(1,206)	(1,609)

Income Before Income Taxes	1,025	769	608

Income Tax (Provision) Benefit	(16)	85	(15)

Net Income	$1,009	$854	$593

Basic Earnings Per Share	$1.20	$1.02	$0.71
Diluted Earnings Per Share	$1.19	$1.01	$0.70

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2012	2011	2010
Net Income	$1,009	$854	$593
Other comprehensive loss:
Net gain (loss) on derivatives	211	(167)	52
Net change in pension and other benefit liabilities(1)	(2,022)	(3,021)	(67)
Total Other Comprehensive Loss	(1,811)	(3,188)	(15)
Comprehensive Income (Loss)	$(802)	$(2,334)	$578

(1)	Pension and other benefit liabilities were significantly impacted by discount rates, see Note 11.

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$1,009	$854	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,565	1,523	1,511
Amortization of debt discount, net	193	193	216
Loss on extinguishment of debt	56	68	391
Fuel hedge derivative contracts	(209)	135	(136)
Deferred income taxes	17	(2)	9
Pension, postretirement and postemployment expense less than payments	(208)	(308)	(301)
Equity-based compensation expense	54	72	89
Restructuring and other items	184	142	182
SkyMiles used pursuant to advance purchase under American Express Agreements	(333)	—	—
Changes in certain assets and liabilities:
Receivables	(116)	(76)	(141)
Restricted cash and cash equivalents	(51)	153	16
Fuel inventory	(451)	(8)	(36)
Prepaid expenses and other current assets	(134)	(8)	29
Air traffic liability	216	174	232
Frequent flyer deferred revenue	(115)	82	(345)
Accounts payable and accrued liabilities	899	303	516
Other assets and liabilities	(66)	(373)	(98)
Other, net	(34)	(90)	105
Net cash provided by operating activities	2,476	2,834	2,832
Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,196)	(907)	(1,055)
Ground property and equipment, including technology	(772)	(347)	(287)
Purchase of investments	(958)	(1,078)	(815)
Redemption of investments	1,019	844	149
Other, net	(55)	(10)	(18)
Net cash used in investing activities	(1,962)	(1,498)	(2,026)
Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,864)	(4,172)	(3,722)
Proceeds from long-term obligations	1,965	2,395	1,130
Fuel card obligation	137	318	—
Debt issuance costs	(41)	(63)	(19)
Other, net	48	(49)	90
Net cash used in financing activities	(755)	(1,571)	(2,521)
Net Decrease in Cash and Cash Equivalents	(241)	(235)	(1,715)
Cash and cash equivalents at beginning of period	2,657	2,892	4,607
Cash and cash equivalents at end of period	$2,416	$2,657	$2,892
Supplemental Disclosure of Cash Paid for Interest	$834	$925	$1,036
Non-Cash Transactions:
Flight equipment under capital leases	$28	$117	$329
Built-to-suit leased facilities	214	126	—
Debt relief through vendor negotiations	—	—	160
Debt discount on American Express agreements	—	—	110
The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' (Deficit) Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2010	795	$—	$13,827	$(9,845)	$(3,563)	11	$(174)	$245
Net income	—	—	—	593	—	—	—	593
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)
Shares of common stock issued to settle bankruptcy claims under Delta's Plan of Reorganization	44	—	—	—	—	—	—	—
Shares of common stock issued to settle bankruptcy claims under Northwest's Plan of Reorganization	5	—	—	—	—	—	—	—
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $12.41(1) per share)	3	—	89	—	—	2	(25)	64
Stock options exercised	1	—	10	—	—	—	—	10
Balance at December 31, 2010	848	—	13,926	(9,252)	(3,578)	13	(199)	897
Net income	—	—	—	854	—	—	—	854
Other comprehensive loss	—	—	—	—	(3,188)	—	—	(3,188)
Shares of common stock issued to settle bankruptcy claims under Delta's Plan of Reorganization	9	—	—	—	—	—	—	—
Shares of common stock issued to settle bankruptcy claims under Northwest's Plan of Reorganization	1	—	—	—	—	—	—	—
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $9.63(1) per share)	3	—	72	—	—	3	(32)	40
Stock options exercised	—	—	1	—	—	—	—	1
Balance at December 31, 2011	861	—	13,999	(8,398)	(6,766)	16	(231)	(1,396)
Net income	—	—	—	1,009	—	—	—	1,009
Other comprehensive loss	—	—	—	—	(1,811)	—	—	(1,811)
Shares of common stock issued and compensation expense associated with equity awards and other (Treasury shares withheld for payment of taxes, $10.91(1) per share)	5	—	54	—	—	—	(3)	51
Stock options exercised	2	—	16	—	—	—	—	16
Balance at December 31, 2012	868	$—	$14,069	$(7,389)	$(8,577)	16	$(234)	$(2,131)

(1)	Weighted average price per share

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

Recent Accounting Standards

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board ("FASB") issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in 2012 and have presented comprehensive income in our Consolidated Statements of Comprehensive Income (Loss).

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

Inventories

Refinery. Refined product, feedstock and blendstock inventories, all of which are finished goods, are carried at the lower of cost or market. Cost is determined principally under the moving average method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead. Ending inventory costs in excess of market value are written down to net recoverable values and charged to operating expense.

Spare Parts. Inventories of expendable parts related to flight equipment are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence is provided over the remaining useful life of the related fleet for spare parts expected to be available at the date aircraft are retired from service. We also provide allowances for parts identified as excess or obsolete to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 5% of the original cost.

Derivatives

Our results of operations are impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we enter into derivative contracts and may adjust our derivative portfolio as market conditions change. We recognize derivative contracts at fair value on our Consolidated Balance Sheets.

Not Designated as Accounting Hedges. Effective June 2011, we stopped designating substantially all of our new fuel derivative contracts as accounting hedges and discontinued hedge accounting for our then existing fuel derivative contracts that previously had been designated as accounting hedges. As a result, we record market adjustments for changes in fair value to earnings in aircraft fuel and related taxes. Prior to this change in accounting designation, gains or losses on these contracts were deferred in accumulated other comprehensive income (loss) ("AOCI") until contract settlement. We will reclassify to earnings all amounts from market adjustments for changes in fair value relating to our fuel derivative contracts in AOCI on the original contract settlement dates.

Designated as Cash Flow Hedges. For derivative contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income.

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

The following table summarizes the risk each type of derivative contract is hedging and the classification of related gains and losses on our Consolidated Statements of Operations:

Derivative Type	Hedged Risk	Classification of Gains and Losses
Fuel hedge contracts	Increases in jet fuel prices	Aircraft fuel and related taxes
Interest rate contracts	Increases in interest rates	Interest expense, net
Foreign currency exchange contracts	Fluctuations in foreign currency exchange rates	Passenger revenue

The following table summarizes the accounting treatment of our derivative contracts:

Impact of Unrealized Gains and Losses
Accounting Designation	Effective Portion	Ineffective Portion
Not designated as hedges	Change in fair value of hedge is recorded in earnings
Designated as cash flow hedges	Market adjustments are recorded in AOCI	Excess, if any, over effective portion of hedge is recorded in other expense
Designated as fair value hedges	Market adjustments are recorded in long-term debt and capital leases	Excess, if any, over effective portion of hedge is recorded in other expense

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

Passenger Taxes and Fees

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

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our SkyMiles Program provide customers with two deliverables: (1) mileage credits earned and (2) air transportation. Effective January 1, 2011, we began applying the provisions of new accounting rules to passenger tickets earning mileage credits. Under the new accounting rules, we value each deliverable on a standalone basis. Our estimate of the selling price of a mileage credit is based on an analysis of our sales of mileage credits to other airlines and customers and is re-evaluated at least annually. We use established ticket prices to determine the estimated selling price of air transportation. We allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

We defer revenue for the mileage credits related to passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused. The adoption of the new accounting rules did not have a material impact on the timing of revenue recognition or its classification with regard to passenger tickets earning mileage credits.

Prior to the adoption of the new accounting rules, we used the residual method for revenue recognition. Under the residual method, we determined the fair value of the mileage credit component based on prices at which we sold mileage credits to other airlines and then considered the remainder of the amount collected to be the air transportation deliverable.

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

The new accounting rules do not apply to contracts to sell mileage credits entered into prior to January 1, 2011 unless those contracts are materially modified. As of December 31, 2012, we had not materially modified any of our significant agreements. Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. For additional information about this relationship, see Note 7. For contracts entered into prior to January 1, 2011 that have not been materially modified since January 1, 2011, we continue to use the residual method for revenue recognition and value only the mileage credits. Under the residual method, the portion of the revenue from the mileage component is deferred and recognized as passenger revenue when miles are redeemed and services are provided. The portion of the revenue received in excess of the fair value of mileage credits sold, the marketing component, is recognized in income as other revenue when the related marketing services are provided. The fair value of a mileage credit is determined based on prices at which we sell mileage credits to other airlines and is re-evaluated at least annually.

If we enter into new contracts or materially modify existing contracts to sell mileage credits related to our SkyMiles Program, we will value the standalone selling price of the marketing component and allocate the revenue from the contract based on the relative selling price of the mileage credits and the marketing component. A material modification of an existing significant contract could impact our deferral rate or cause an adjustment to our deferred revenue balance, which could materially impact our future financial results.

Breakage. For mileage credits which we estimate are not likely to be redeemed (“breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years.

Regional Carriers Revenue

During the year ended December 31, 2012, we had contract carrier agreements with eight Contract Carriers, in addition to our wholly-owned subsidiary, Comair, Inc. (“Comair”). Comair ceased operations in September 2012 and merged into Delta in December 2012 (see Note 16). Our Contract Carrier agreements are structured as either (1) capacity purchase agreements where we purchase all or a portion of the Contract Carrier's capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue related to all of our Contract Carrier agreements as regional carriers passenger revenue. We record expenses related to our Contract Carrier agreements, excluding Comair, as contract carrier arrangements expense.

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

Long-Lived Assets

The following table shows our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2012	2011
Flight equipment	21-30 years	$21,481	$21,001
Ground property and equipment	3-40 years	4,254	3,490
Flight and ground equipment under capital leases	Shorter of lease term or estimated useful life	1,381	1,127
Advance payments for equipment		253	77
Less: accumulated depreciation and amortization(1)		(6,656)	(5,472)
Total property and equipment, net		$20,713	$20,223

(1) Includes accumulated amortization for flight and ground equipment under capital leases in the amount of $653 million and $482 million at December 31, 2012 and 2011, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation expense for each of the years ended December 31, 2012, 2011 and 2010 was $1.4 billion. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software, and amortize those costs over an estimated useful life of three to seven years. For the years ended December 31, 2012, 2011 and 2010, we recorded $76 million, $64 million and $71 million, respectively, for amortization of capitalized software. The net book value of these assets totaled $344 million and $200 million at December 31, 2012 and 2011, respectively.

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
Goodwill and Other Intangible Assets

We apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In July 2012, the FASB issued "Testing Indefinite-Lived Intangible Assets for Impairment." The standard gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard and have applied the provisions to our annual indefinite-lived intangible asset impairment tests in the December 2012 quarter. The adoption of this standard did not have a material impact on our Consolidated Financial Statements. In September 2011, the FASB issued "Testing Goodwill for Impairment." The standard revises the way in which entities test goodwill for impairment. We adopted this standard and applied its provisions to our annual goodwill impairment test in the December 2011 quarter.

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

Changes in certain events and circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of a weakened U.S. and global economy, (5) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (6) changes to the regulatory environment.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2012. In evaluating goodwill for impairment, we estimate the fair value of our reporting unit by considering market capitalization and other factors if it is more likely than not that the fair value of our reporting unit is less than its carrying value. If the reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit's goodwill exceeds its estimated fair value.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $4.7 billion at December 31, 2012. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived intangible assets consist primarily of marketing agreements and contracts and are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements and contracts. Costs incurred to renew or extend the term of an intangible asset are expensed as incurred.

We assess our indefinite-lived assets under a qualitative or quantitative approach. We analyze market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets. If we determine that it is more likely than not that the asset value may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. We perform the quantitative impairment test for indefinite-lived intangible assets by comparing the asset's fair value to its carrying value. Fair value is estimated based on (1) recent market transactions, where available, (2) a combination of limited market transactions and the lease savings method for certain airport slots (which reflects potential lease savings from owning the slots rather than leasing them from another airline at market rates), (3) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (4) projected discounted future cash flows. We recognize an impairment charge if the asset's carrying value exceeds its estimated fair value.

Income Taxes

We account for deferred income taxes under the liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 12.

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

Advertising Costs

We expense advertising costs as other selling expenses in the year incurred. Advertising expense was $235 million, $214 million and $169 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Commissions

Passenger sales commissions are recognized in operating expense when the related revenue is recognized.

NOTE 2. OIL REFINERY

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refining margin reflected in the prices we pay for jet fuel has increased. We purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we are paying. Production at the refinery commenced in September 2012.

Acquisition

In June 2012, our wholly-owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, “Monroe”), acquired the Trainer refinery and related assets located near Philadelphia, Pennsylvania from Phillips 66, which had shut down operations at the refinery. Monroe invested $180 million to acquire the refinery. Monroe received a $30 million grant from the Commonwealth of Pennsylvania. The acquisition includes pipelines and terminal assets that will allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

We accounted for the refinery acquisition as a business combination. The refinery, pipelines and terminal assets acquired were recorded at $180 million in property and equipment, net based on their respective fair values on the closing date of the transaction.

Refinery Operations and Strategic Agreements

The facility is capable of refining 185,000 barrels of crude oil per day. BP is the primary supplier of crude oil used by the refinery under a three year agreement. We are also exploring other sources of crude oil supply, such as bringing supply to the refinery by rail from the Bakken oil field in North Dakota. We have increased the refinery's jet fuel capacity through capital improvements. The refinery's remaining production consists of gasoline, diesel and refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. Substantially all of the remaining production of non-jet fuel products is being sold to BP under a long-term buy/sell agreement effectively exchanging those non-jet fuel products for jet fuel. Our agreement with Phillips 66 requires us to deliver specified quantities of non-jet fuel products and they are required to deliver jet fuel to us. If we or Phillips 66 do not have the specified quantity and type of product available, the delivering party is required to procure any such shortage to fulfill its obligation under the agreement. Substantially all of the refinery's expected production of non-jet fuel products is included in these agreements.

Accounting for Buy/Sell Agreements

To the extent that we receive jet fuel for the non-jet fuel products exchanged under these agreements, we account for these transactions as non-monetary exchanges. We account for non-monetary transactions where product is exchanged with the same counterparty, including buy/sell arrangements, by measuring the carrying amount of the non-jet fuel products transferred. We have recorded these exchange transactions at the carrying amount of the non-jet fuel products transferred within Aircraft fuel and related taxes on the Consolidated Statement of Operations. The gross fair value of the products exchanged under these agreements during the year ended December 31, 2012 was $1.1 billion.
Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources to our segments and in assessing performance. Our chief operating decision maker is considered to be our executive leadership team. Our executive leadership team regularly reviews discrete information for our two operating segments, which are determined by the products and services provided: our airline segment and our refinery segment.
Our airline segment provides scheduled air transportation for passengers and cargo throughout the United States and around the world and other ancillary airline services, including maintenance and repair services for third parties. Our refinery segment provides jet fuel to the airline segment from its own production and through jet fuel obtained through the agreements with Phillips 66 and BP. The costs included in the refinery segment are primarily for the benefit of the airline segment. As a result, our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.
Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with accounting principles generally accepted in the United States:

	Year Ended December 31, 2012
(in millions)	Airline	Refinery	Intersegment Sales/ Other		Consolidated
Operating revenue:	$36,670	$1,347			$36,670
Sales to airline segment			$(213)	(1)
Exchanged products			(1,121)	(2)
Sales of by-products to third parties			(13)	(3)
Operating income (loss)	2,238	(63)	—		2,175
Interest expense, net	812	—	—		812
Depreciation and amortization expense	1,561	4	—		1,565
Total assets, end of period	43,386	1,164	—		44,550
Capital expenditures	1,637	331	—		1,968

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location for jet fuel from the refinery, which is New York harbor.

(2)	Represents value of products exchanged under our buy/sell agreements, as discussed above, determined on a market price basis.

(3)
Represents sales of refinery by-products to third parties. Such products are generally sold at or near cost; accordingly, margin on such sales is de minimis. By-products are produced as a result of the refining of crude oil into gasoline, diesel and jet fuel.

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

Assets and liabilities measured at fair value are based on the valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities; and

(b)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

(in millions)	December 31, 2012	Level 1	Level 2	Level 3	Valuation Technique
Cash equivalents	$2,176	$2,176	$—	$—	(a)
Short-term investments	958	958	—	—	(a)
Restricted cash equivalents and investments	344	344	—	—	(a)
Long-term investments	208	100	27	81	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	249	27	222	—	(a)(b)
Interest rate contracts	(66)	—	(66)	—	(a)(b)
Foreign currency exchange contracts	123	—	123	—	(a)

(in millions)	December 31, 2011	Level 1	Level 2	Level 3	Valuation Technique
Cash equivalents	$2,357	$2,357	$—	$—	(a)
Short-term investments	958	958	—	—	(a)
Restricted cash equivalents and investments	341	341	—	—	(a)
Long-term investments	188	55	24	109	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	70	—	70	—	(a)(b)
Interest rate contracts	(91)	—	(91)	—	(a)(b)
Foreign currency exchange contracts	(89)	—	(89)	—	(a)

(1)	See Note 11, “Employee Benefit Plans”, for fair value of benefit plan assets.

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

Long-term Investments. Our long-term investments, primarily consisting of equity investments in GOL and Aeroméxico and auction rate securities, are classified in other noncurrent assets. Our equity investments are traded on a public exchange and valued based on quoted market prices. Because auction rate securities are not actively traded, fair values were estimated by discounting the cash flows expected to be received over the remaining maturities of the underlying securities. We based the valuations on our assessment of observable yields on instruments bearing comparable risks and considered the creditworthiness of the underlying debt issuer. Changes in market conditions could result in further adjustments to the fair value of these securities.

Hedge Derivatives. Our derivative contracts are generally negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 12% to 35% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Derivatives. Our interest rate derivatives consist primarily of swap contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

Assets Measured at Fair Value on a Nonrecurring Basis

	Significant Unobservable Inputs (Level 3)
(in millions)	December 31, 2012	December 31, 2011	Valuation Technique
Goodwill(1)	$9,794	$9,794	(a)(b)
Indefinite-lived intangible assets(1) (see Note 6)	4,373	4,375	(a)(b)

(1)	See Note 1, “Goodwill and Other Intangible Assets”, for a description of how these assets are tested for impairment.

NOTE 4. DERIVATIVES AND RISK MANAGEMENT

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

Effective June 2011, we stopped designating substantially all of our new fuel derivative contracts as accounting hedges and discontinued hedge accounting for our then existing fuel derivative contracts that previously had been designated as accounting hedges. As a result, we record market adjustments for changes in fair value of fuel derivative contracts to earnings in aircraft fuel and related taxes. Prior to this change in accounting designation, gains or losses on these contracts were deferred in AOCI until contract settlement. We reclassify to earnings all amounts from market adjustments for changes in fair value relating to our fuel derivative contracts in AOCI on the contract settlement dates.

The following table shows the impact of fuel hedge losses (gains) for both designated and undesignated contracts on aircraft fuel and related taxes:

	Year Ended December 31,
(in millions)	2012	2011	2010
Market adjustments for changes in fair value	$81	$(187)	$2
Effective portion reclassified from AOCI to earnings	(15)	(233)	87
Losses (gains) recorded in aircraft fuel and related taxes	$66	$(420)	$89

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

Hedge Position as of December 31, 2012

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$740	U.S. dollars	May 2019	$—	$—	$(22)	$(48)	$(70)
Interest rate contracts (fair value hedges)	$469	U.S. dollars	August 2022	—	6	(2)	—	4
Foreign currency exchange contracts	119,277	Japanese yen	December 2015	62	63	(1)	(1)	123
	430	Canadian dollars
Not designated as hedges
Fuel hedge contracts	1,792	gallons - heating oil, crude oil and jet fuel	December 2013	511	—	(262)	—	249
Total derivative contracts				$573	$69	$(287)	$(49)	$306

Hedge Position as of December 31, 2011

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$989	U.S. dollars	May 2019	$—	$—	$(27)	$(57)	$(84)
Interest rate contracts (fair value hedges)	$500	U.S. dollars	August 2022	—	—	—	(7)	(7)
Foreign currency exchange contracts	126,993	Japanese yen	April 2014	7	5	(58)	(43)	(89)
	313	Canadian dollars
Not designated as hedges
Fuel hedge contracts	1,225	gallons - heating oil, crude oil, jet fuel and diesel	December 2012	570	—	(500)	—	70
Total derivative contracts				$577	$5	$(585)	$(107)	$(110)

Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts, including those previously designated as accounting hedges, are as follows:

	Effective Portion Reclassified from AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Fuel hedge contracts	$15	$233	$(87)	$(15)	$(166)	$153
Interest rate contracts	(5)	—	(5)	14	(8)	(28)
Foreign currency exchange contracts	(25)	(61)	(31)	212	7	(73)
Total designated	$(15)	$172	$(123)	$211	$(167)	$52

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we received net margin of $62 million and posted net margin of $30 million as of December 31, 2012 and 2011, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

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

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our historical experience. A portion of our projected workers' compensation liability is secured with restricted cash collateral.

NOTE 5. JFK REDEVELOPMENT

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

We estimate the redevelopment project, which will be completed in stages concluding in 2015, will cost approximately $1.2 billion. The project currently includes the (1) enhancement and expansion of Terminal 4, including the construction of nine new international gates; (2) demolition of Terminal 3, which was constructed in 1960; and (3) development of the Terminal 3 site for aircraft parking positions. Construction at Terminal 4 is expected to be complete in May 2013, at which time we will relocate our operations from Terminal 3 to Terminal 4 and expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance. Subsequent to our relocation, we will proceed with the demolition of Terminal 3 and thereafter conduct coordinated flight operations from Terminals 2 and 4.

In December 2010, the Port Authority issued approximately $800 million principal amount of special project bonds to fund the substantial majority of the project. Also in December 2010, we entered into a 33 year agreement with IAT (“Sublease”) to sublease space in Terminal 4. IAT is unconditionally obligated under its lease with the Port Authority to pay rentals from the revenues it receives from its operation and management of Terminal 4, including among others our rental payments under the Sublease, in an amount sufficient to pay principal and interest on the bonds. We do not guarantee payment of the bonds. The balance of the project costs will be provided by Port Authority passenger facility charges, Transportation Security Administration funding and our contributions. Our future rental payments will vary based on our share of total passenger and baggage counts at Terminal 4, the number of gates we occupy in Terminal 4, IAT's actual expenses of operating Terminal 4 and other factors.

We are responsible for the management and construction of the project and bear construction risk, including cost overruns. We record an asset for project costs as construction takes place regardless of funding source. These costs include design fees, labor and construction permits, as well as physical construction costs such as paving, systems, utilities and other costs generally associated with construction projects. The project will also include capitalized interest based on amounts we spend calculated based on our weighted average incremental borrowing rate. The related construction obligation is recorded as a non-current liability and is equal to project costs funded by parties other than us. Future rental payments will reduce the construction obligation and result in the recording of interest expense, calculated using the effective interest method. During the construction period, we are also incurring costs for construction site ground rental expense and any remediation and abatement activities, all of which will be expensed as incurred. As of December 31, 2012, we have recorded $585 million as a fixed asset as if we owned the asset and $473 million as the related construction obligation.

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

NOTE 6. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Amount at December 31,
(in millions)	2012	2011
International routes and slots	$2,240	$2,240
Delta tradename	850	850
SkyTeam related assets	661	661
Domestic slots	622	624
Total	$4,373	$4,375

International Routes and Slots. We estimate the fair value on our international routes and slots using an excess earnings method, which is an income approach, when it is more likely than not the fair value is less than the associated carrying value. In the December 2011 quarter, we reduced flight frequencies between the U.S. and Moscow. Based primarily on the expected future use of our Moscow routes and slots, we determined the carrying value of the related routes and slots exceeded the estimated fair value. As a result, we recorded a $50 million impairment charge in restructuring and other items in the December 2011 quarter. As of December 31, 2012 and 2011, our remaining international routes and slots relate to our Pacific routes and slots.

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

We currently believe that the current U.S.-Japan bilateral agreement will not have a significant long-term impact on our Pacific routes and slots; therefore, these assets continue to have an indefinite life and are not presently impaired. Negative changes to our operations could result in an impairment charge or a change from indefinite-lived to definite-lived in the period in which the changes occur or are projected to occur.

Domestic Slots. In December 2011, we and US Airways exchanged takeoff and landing rights at LaGuardia Airport ("LaGuardia") and Reagan National airports. Under the agreement, (1) we acquired 132 slot pairs at LaGuardia from US Airways and (2) US Airways acquired from us 42 slot pairs at Reagan National and $66.5 million in cash. Additionally, we divested 16 slot pairs at LaGuardia and eight slot pairs at Reagan National to airlines with limited or no service at those airports and received $90 million in cash proceeds from the sale of the divested slot pairs. The divestiture of these slot pairs resulted in the recognition of a $43 million gain during the December 2011 quarter in restructuring and other items on our Consolidated Statement of Operations.

The 132 slot pairs at LaGuardia acquired in 2011 were recorded at fair value. We estimated their fair value using a combination of limited market transactions and the lease savings method, which is an income approach. These assets are classified in Level 3 of the fair value hierarchy. The carrying value related to the 42 slot pairs at Reagan National acquired by US Airways was removed from our indefinite-lived intangible assets. In approving the transaction, the Department of Transportation restricted our use of the exchanged slots. We recorded a $78 million gain in December 2011. We recognized this deferred gain in 2012 as the restrictions lapsed.

Definite-Lived Intangible Assets

	December 31, 2012		December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Marketing agreements	$730	$(545)	$730	$(486)
Contracts	193	(72)	193	(61)
Other	53	(53)	53	(53)
Total	$976	$(670)	$976	$(600)

Amortization expense for each of the years ended December 31, 2012, 2011 and 2010 was approximately $70 million. The following table summarizes the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Years Ending December 31, (in millions)
2013	$68
2014	67
2015	67
2016	9
2017	9

NOTE 7. AMERICAN EXPRESS RELATIONSHIP

General. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("Cardholders") and American Express Membership Rewards Program participants and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases on their co-branded cards, may check their first bag for free on every Delta flight and enjoy other benefits while traveling with Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the SkyMiles Program. As a result, we sell mileage credits at agreed upon rates to American Express for provision to their customers under the co-brand credit card program and the Membership Rewards program.

Advance Purchase of Restricted SkyMiles. In 2008, we entered into a multi-year extension of our American Express agreements and received $1.0 billion from American Express for an advance purchase of Restricted SkyMiles (the "prepayment"). The 2008 agreement provided that our obligations with respect to the advance purchase would be satisfied as American Express uses the purchased miles over a specified future period (“SkyMiles Usage Period”), rather than by cash payments from us to American Express. Due to the SkyMiles Usage Period and other restrictions placed upon American Express regarding the timing and use of the SkyMiles, we classified the $1.0 billion prepayment we received as long-term debt.

In 2010, we amended our 2008 American Express agreement. The amendments, among other things, (1) provide that Cardholders may check their first bag for free on every Delta flight through June 2013 ("Baggage Fee Waiver Period"), (2) changed the SkyMiles Usage Period to a three-year period beginning in the December 2011 quarter from a two-year period beginning in December 2010 quarter and (3) gave American Express the option to extend our agreements with them for one year.

During the SkyMiles Usage Period, American Express draws down on the prepayment instead of paying cash to Delta for SkyMiles used. As of December 31, 2012, $619 million of the original $1.0 billion debt (or prepayment) remained, including $333 million which is classified in current maturities of long-term debt and capital leases. As SkyMiles are used by American Express, we recognize the two separate revenue components of these SkyMiles consistent with our accounting policy discussed in Note 1. We defer revenue related to the portion of the mileage credits redeemable for future travel and recognize it as passenger revenue when miles are redeemed and services are provided. The value of the marketing component is determined under the residual method and recognized as other revenue as related marketing services are provided.

Annual Sale of Unrestricted SkyMiles. In December 2011, we amended our American Express agreements and sold American Express $675 million of unrestricted SkyMiles in both 2011 and 2012. Under the December 2011 amendment, we anticipate American Express will make additional purchases of $675 million of unrestricted SkyMiles in both 2013 and 2014. The December 2011 amendment also extends the Baggage Fee Waiver Period. The SkyMiles purchased pursuant to the December 2011 amendment may be used immediately by American Express. The usage of these SkyMiles is not restricted in any way. These annual purchases of SkyMiles are recorded as deferred revenue within current liabilities. The portion of each purchase of SkyMiles related to mileage credits redeemable for future travel will be classified within frequent flyer deferred revenue and the portion related to the marketing component will be classified within other accrued liabilities.

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

Fuel Card Obligation. In December 2011, we obtained a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $612 million and must be paid monthly. As of December 31, 2012, we had $455 million outstanding on this purchasing card, which was classified as fuel card obligation.

NOTE 8. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s) Per Annum at			December 31,
(in millions)	Dates			December 31, 2012			2012	2011
2012 Pacific Facilities:
Pacific Term Loan B-1(2)	October 2018			5.25%	variable(1)		$1,100	$—
Pacific Term Loan B-2(2)	April 2016			4.25%	variable(1)		400	—
Pacific Revolving Facility ($450)	October 2017			undrawn	variable(1)		—	—
2011 Credit Facilities:
Term Loan Facility(2)	April 2017			5.50%	variable(1)		1,354	1,368
Revolving Credit Facility ($1,225)	April 2016			undrawn	variable(1)		—	—
2009 Pacific Facilities and Other Debt:
Pacific Routes Term Facility	March 2016			4.25%	variable(1)		—	248
Pacific Routes Revolving Facility ($500)	March 2013			undrawn	variable(1)		—	—
Senior Secured Notes	September 2014			9.50%	fixed		—	600
Senior Second Lien Notes	March 2015			12.25%	fixed		—	306
Other Secured Financing Arrangements:
Certificates(2)(3)	2013	to	2023	1.06%	to	9.75%	4,314	4,677
Aircraft financings(2)(3)	2013	to	2025	0.81%	to	6.76%	3,964	4,570
Other financings(2)(4)	2013	to	2031	2.44%	to	6.12%	707	721
Bank Revolving Credit Facility	September 2015			undrawn	variable(1)		—	—
Total secured debt							11,839	12,490
American Express - Advance Purchase of Restricted SkyMiles(5)							619	952
Other unsecured debt(2)	2013	to	2035	3.00%	to	9.00%	175	355
Total unsecured debt							794	1,307
Total secured and unsecured debt							12,633	13,797
Unamortized discount, net							(527)	(737)
Total debt							12,106	13,060
Less: current maturities							(1,507)	(1,827)
Total long-term debt							$10,599	$11,233

(1)	Interest rate equal to LIBOR (subject to a floor) or another index rate, in each case plus a specified margin.

(2)	Due in installments

(3)	Secured by aircraft.

(4)	Primarily includes loans secured by spare parts, spare engines and aircraft and real estate.

(5)	For additional information about our debt associated with American Express, see Note 7.

2012 Pacific Facilities

In October 2012, we entered into senior secured credit facilities (the "2012 Pacific Facilities") to borrow up to $2.0 billion. The 2012 Pacific Facilities consist of two first lien term loan facilities (the "2012 Pacific Term Loans") and a $450 million revolving credit facility (the "Pacific Revolving Facility"). In connection with entering into the 2012 Pacific Facilities, we retired $1.2 billion principal amount of outstanding debt and terminated an existing undrawn $500 million revolving credit facility. These transactions are summarized in the table below:

(in millions)	Proceeds Received	Principal Retired
2012 Pacific Facilities:
Pacific Term Loan B-1	$1,100	$—
Pacific Term Loan B-2	400	—
Pacific Revolving Facility ($450)	—	—
2009 Pacific Facilities and Other Debt:
Pacific Routes Term Facility	—	246
Pacific Routes Revolving Facility ($500)	—	—
Senior Secured Notes	—	600
Senior Second Lien Notes	—	306
Total	$1,500	$1,152

2012 Pacific Facilities. Borrowings under the 2012 Pacific Term Loans must be repaid annually in an amount equal to 1% per year of the original principal amount of the respective loans (to be paid in equal quarterly installments). The remaining unamortized principal amounts under the 2012 Pacific Term Loans are due on their final maturity dates. As of December 31, 2012, the 2012 Pacific Revolving Facility was undrawn.

2009 Pacific Facilities. In 2009, we entered into a first-lien term loan facility in the aggregate principal amount of $250 million (the “Pacific Routes Term Facility”) and a first-lien revolving credit facility in the aggregate principal amount of $500 million (the “Pacific Routes Revolving Facility”) (collectively the "2009 Pacific Facilities"). During 2011, we refinanced and amended the Pacific Routes Term Facility which, among other things, reduced the interest rate and extended the maturity date from September 2013 to March 2016. We retired the remaining $246 million principal amount of the Pacific Routes Term Facility and terminated the existing undrawn $500 million Pacific Routes Revolving Facility in connection with entering into the 2012 Pacific Facilities.

Senior Secured Notes. In 2009, we issued $750 million principal amount of senior secured notes (the "Senior Secured Notes") that were to mature in 2014. Some or all of these notes were redeemable at specified redemption prices. During 2010 and 2011, we voluntarily redeemed $150 million principal amount. We retired the remaining $600 million principal amount in connection with entering into the 2012 Pacific Facilities.

Senior Second Lien Notes. In conjunction with the issuance of the Senior Secured Notes, we issued $600 million principal amount of Senior Second Lien Notes that were to mature in March 2015. During 2010 and 2011, we repurchased $294 million of these notes and we retired the remaining $306 million principal amount in connection with entering into the 2012 Pacific Facilities.

Our obligations under the 2012 Pacific Facilities are guaranteed by substantially all of our domestic subsidiaries (the "Guarantors") and secured by a first lien on our Pacific route authorities and certain related assets (the "Pacific Collateral"). The covenants under the 2012 Pacific Facilities are the same as the covenants that were in place for the 2009 Pacific Facilities. Prior to their retirement, the 2009 Pacific Facilities, Senior Secured Notes and Senior Secured Lien Notes were all guaranteed by the Guarantors and secured by the Pacific Collateral. For a discussion of related financial covenants, see "Key Financial Covenants" below.

2011 Credit Facilities

In 2011, we entered into senior secured first-lien credit facilities (the “2011 Credit Facilities”) to borrow up to $2.6 billion. The 2011 Credit Facilities consist of a $1.4 billion first-lien term loan facility (the “Term Loan Facility”) and a $1.2 billion first-lien revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”).

Borrowings under the Term Loan Facility must be repaid annually in an amount equal to 1% of the original principal amount (to be paid in equal quarterly installments), with the balance due in 2017. Borrowings under the Revolving Credit Facility are due in 2016. As of December 31, 2012 and 2011, the Revolving Credit Facility was undrawn.

Our obligations under the 2011 Credit Facilities are guaranteed by the Guarantors. The 2011 Credit Facilities and the related guarantees are secured by liens on certain of our and the Guarantors' assets, including accounts receivable, flight equipment, ground property and equipment, certain aircraft, spare engines and parts, certain non-Pacific international routes, domestic slots, real estate and certain investments (the “Collateral”).

The 2011 Credit Facilities contain events of default customary for similar financings, including cross-defaults to other material indebtedness and certain change of control events. The 2011 Credit Facilities also include events of default specific to our business, including the suspension of all or substantially all of our flights and operations for more than five consecutive days (other than as a result of a Federal Aviation Administration suspension due to extraordinary events similarly affecting other major U.S. air carriers). Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. For a discussion of related financial covenants, see "Key Financial Covenants" below.

Key Financial Covenants

Our secured debt instruments discussed above include affirmative, negative and financial covenants that restrict our ability to, among other things, make investments, sell or otherwise dispose of collateral if we are not in compliance with the collateral coverage ratio tests described below, pay dividends or repurchase stock. We were in compliance with all covenants in our financing agreements at December 31, 2012.

	2012 Pacific Facilities	2011 Credit Facilities
Minimum Fixed Charge Coverage Ratio (1)	1.20:1	1.20:1
Minimum Unrestricted Liquidity
Unrestricted cash and permitted investments	n/a	$1.0 billion
Unrestricted cash, permitted investments and undrawn revolving credit facilities	$2.0 billion	$2.0 billion
Minimum Collateral Coverage Ratio (2)	1.60:1	1.67:1 (3)

(1)
Defined as the ratio of (a) earnings before interest, taxes, depreciation, amortization and aircraft rent and other adjustments to net income to (b) the sum of gross cash interest expense (including the interest portion of our capitalized lease obligations) and cash aircraft rent expense, for the 12-month period ending as of the last day of each fiscal quarter.

(2)	Defined as the ratio of (a) certain of the collateral that meets specified eligibility standards to (b) the sum of the aggregate outstanding obligations and certain other obligations.

(3)	Excluding the non-Pacific international routes from the collateral for purposes of the calculation, the required minimum collateral coverage ratio is 0.75:1

Minimum Collateral Coverage Ratio. If the respective collateral coverage ratios are not maintained, we must either provide additional collateral to secure our obligations or repay the loans under the facilities by an amount necessary to maintain compliance with the collateral coverage ratios. The value of the collateral that has been pledged in each facility may change over time, which may be reflected in appraisals of collateral required by our credit agreements and indentures. These changes could result from factors that are not under our control. A decline in the value of collateral could result in a situation where we may not be able to maintain the collateral coverage ratio.

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2012:

(in millions)
Revolving Credit Facility	$1,225
Pacific Revolving Credit Facility	450
Bank Revolving Credit Facility	150
Total availability under revolving credit facilities	$1,825

Other Secured Financing Arrangements

During 2011 and 2010, we retired $502 million and $532 million of existing debt under our other secured financing arrangements prior to scheduled maturity. In 2010, we also restructured $820 million of existing debt, including changes in applicable interest rates and other payment terms. To account for these debt restructurings, we compared the net present value of future cash flows for each new debt instrument to the remaining cash flows of the existing debt. If there was at least a 10% change in cash flows, we treated the restructuring as a debt extinguishment. We recorded losses on extinguishment of debt for the difference between the fair value of the new debt and the carrying value of the existing debt. The carrying value of the existing debt included any unamortized discounts or premiums, unamortized issuance costs and any premiums paid to retire the existing debt.

Certificates. Pass-Through Trust Certificates and Enhanced Equipment Trust Certificates (“EETC”) (collectively, the “Certificates”) shown in the table below are secured by 264 aircraft.

(In millions, unless otherwise stated)	Proceeds Received			Outstanding at December 31, 2012	Fixed Interest Rate	Final Maturity Date
	2012	2011	2010
2012-1A EETC	$354	$—	$—	$354	4.750%	May 2020
2012-1B EETC	126	—	—	126	6.875%	May 2019
2011-1A EETC	—	293	—	253	5.300%	April 2019
2011-1B EETC	—	102	—	102	7.125%	October 2014
2010-2A EETC	—	204	270	412	4.950%	May 2019
2010-2B EETC	—	135	—	135	6.750%	November 2015
2010-1A EETC	—	—	450	383	6.200%	July 2018
2010-1B EETC	—	100	—	100	6.375%	January 2016
Certificates Issued Prior to 2010	—	—	347	2,449
Total	$480	$834	$1,067	$4,314

Unamortized Discount, Net

Our unamortized discount, net results primarily from fair value adjustments to reduce the carrying value of our long-term debt due to purchase accounting and an advance purchase of restricted SkyMiles by American Express (see Note 7). As described in the table below, we amortize these adjustments over the remaining maturities of the respective debt to amortization of debt discount, net on our Consolidated Statements of Operations. During the years ended December 31, 2012, 2011 and 2010, we recorded $118 million, $68 million and $391 million, respectively, in losses from the early extinguishment of debt, which included the write-off of debt discounts.

Future Maturities

The following table summarizes scheduled maturities of our debt, including current maturities, at December 31, 2012:

Years Ending December 31, (in millions)	Total Secured and Unsecured Debt	Amortization of Debt Discount, net
2013	$1,600	$(148)
2014	1,706	(98)
2015	1,062	(72)
2016	1,427	(65)
2017	2,144	(54)
Thereafter	4,694	(90)
Total	$12,633	$(527)	$12,106

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

	December 31,
(in millions)	2012	2011
Total debt at par value	$12,633	$13,797
Unamortized discount, net	(527)	(737)
Net carrying amount	$12,106	$13,060
Fair value	$13,000	$13,600

NOTE 9. LEASE OBLIGATIONS

We lease aircraft, airport terminals, maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled approximately $1.1 billion for each of the years ended December 31, 2012, 2011 and 2010. Amounts due under capital leases are recorded as liabilities, while assets acquired under capital leases are recorded as property and equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense. Our airport terminal leases include contingent rents, which vary based upon: facility usage, enplanements, aircraft weight and other factors. Many of our aircraft, facility and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees and we are not the primary beneficiary in or have other forms of variable interest with the lessor of the leased assets. As a result, we have not consolidated any of the entities that lease to us.

The following tables summarize, as of December 31, 2012, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft flown by Contract Carriers) with initial or remaining terms in excess of one year:

Capital Leases

Years Ending December 31, (in millions)	Total
2013	$209
2014	173
2015	158
2016	164
2017	97
Thereafter	113
Total minimum lease payments	914
Less: amount of lease payments representing interest	(313)
Present value of future minimum capital lease payments	601
Plus: unamortized premium	2
Less: current obligations under capital leases	(120)
Long-term capital lease obligations	$483

Operating Leases

Years Ending December 31, (in millions)	Delta Lease Payments(1)	Contract Carrier Aircraft Lease Payments(2)	Total
2013	$1,005	$502	$1,507
2014	949	484	1,433
2015	859	473	1,332
2016	736	423	1,159
2017	627	373	1,000
Thereafter	6,414	1,001	7,415
Total minimum lease payments	$10,590	$3,256	$13,846

(1)	Includes payments accounted for as construction obligations. See Note 5.

(2)
Represents the minimum lease obligations under our Contract Carrier agreements with ExpressJet Airlines, Inc., Chautauqua Airlines, Inc. (“Chautauqua”), Pinnacle, Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc.

At December 31, 2012, we operated 109 aircraft under capital leases and 68 aircraft under operating leases. Our Contract Carriers operated 568 aircraft for us accounted for as operating leases.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Future aircraft purchase commitments at December 31, 2012 are estimated to total approximately $8.2 billion and include 100 B-737-900ER aircraft, 18 B-787-8 aircraft, 56 CRJ-900 aircraft and four previously owned MD-90 aircraft. Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights. The following table shows the timing of these commitments:

Years Ending December 31, (in millions)	Total
2013	$1,000
2014	1,525
2015	815
2016	810
2017	760
Thereafter	3,240
Total	$8,150

During 2012, we entered into agreements with Bombardier Aerospace to purchase 40 CRJ-900 aircraft with deliveries in 2013 and 2014, and with Pinnacle Airlines, Inc. to purchase 16 CRJ-900 aircraft in 2013. During 2011, we entered into an agreement with The Boeing Company to purchase 100 B-737-900ER aircraft with deliveries beginning in 2013 and continuing through 2018. We have obtained long-term financing commitments for a substantial portion of the purchase price of the 40 CRJ-900 and 100 B-737-900ER aircraft.

Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

Aircraft Lease Commitments

During 2012, we entered into agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft with deliveries beginning in 2013 and continuing through 2015.

Proposed Transatlantic Joint Venture With Virgin Atlantic

Pending regulatory approval, we agreed to buy 49% of Virgin Atlantic, currently held by Singapore Airlines, for $360 million. We also entered into a joint venture agreement with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. We and Virgin Atlantic will file an application with the U.S. Department of Transportation for U.S. antitrust immunity with respect to the joint venture.

Contract Carrier Agreements

We have contract carrier agreements with seven contract carriers with agreements expiring from 2016 to 2022.

Capacity Purchase Agreements. During the year ended December 31, 2012, seven Contract Carriers operated for us (in addition to Comair) under capacity purchase agreements. Under these agreements, the Contract Carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

The following table shows our minimum fixed obligations under our existing capacity purchase agreements. The obligations set forth in the table contemplate minimum levels of flying by the Contract Carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table below.

Years Ending December 31, (in millions)	Amount(1)
2013	$2,210
2014	2,200
2015	2,130
2016	1,850
2017	1,690
Thereafter	3,880
Total	$13,960

(1)
These amounts exclude Contract Carrier payments accounted for as operating leases of aircraft, which are described in Note 9. The contingencies described below under “Contingencies Related to Termination of Contract Carrier Agreements” are also excluded from this table.

Revenue Proration Agreement. As of December 31, 2012, a portion of our Contract Carrier agreement with SkyWest Airlines, Inc. is structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

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

We estimate that the total fair values, determined as of December 31, 2012, of the aircraft Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the "Put Right") are approximately $156 million and $497 million, respectively. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If the Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. There was no Reserve or amounts withheld as of December 31, 2012 and 2011.

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

Employees Under Collective Bargaining Agreements

At December 31, 2012, we had approximately 74,000 full-time equivalent employees, approximately 15% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	10,700	ALPA	December 31, 2015
Delta Flight Superintendents (Dispatchers)	340	PAFCA	December 31, 2013

During the June 2012 quarter, we reached an agreement with the Air Line Pilots Association, International (“ALPA”) to modify our existing collective bargaining agreement, which covers approximately 10,700 Delta pilots. The agreement, which was ratified by the pilots in June 2012 and took effect on July 1, 2012, becomes amendable on December 31, 2015.

In addition, 220 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 26, 2015.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

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

NOTE 11. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Delta elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% interest rate. We estimate the funding requirements under these plans will total approximately $675 million in 2013.

Defined Contribution Pension Plans. Delta sponsors several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The cost associated with our defined contribution pension plans is shown in the tables below.

Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. We have generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents and (2) a group of retirees who retired prior to 1987. Benefits under these plans are funded from current assets and employee contributions. During 2012, we remeasured our postretirement healthcare obligation to account for changes to retiree medical benefits resulting from the final integration of wages and benefits following our merger with Northwest Airlines and the voluntary workforce reduction programs offered to eligible employees. As a result, we recorded $116 million of special termination benefits in restructuring and other items (see Note 16).

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these plans in the event of death and/or disability.

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2012	2011	2012	2011
Benefit obligation at beginning of period	$19,293	$17,506	$3,570	$3,298
Service cost	—	—	56	52
Interest cost	930	969	164	180
Actuarial loss	2,334	1,860	147	311
Benefits paid, including lump sums and annuities	(1,057)	(1,042)	(310)	(328)
Participant contributions	—	—	58	54
Plan amendments	—	—	(219)	—
Special termination benefits	—	—	116	3
Settlements	(11)	—	—	—
Benefit obligation at end of period(1)	$21,489	$19,293	$3,582	$3,570

Fair value of plan assets at beginning of period	$7,789	$8,249	$972	$1,120
Actual gain (loss) on plan assets	778	(16)	134	(37)
Employer contributions	697	598	222	235
Participant contributions	—	—	58	54
Benefits paid, including lump sums and annuities	(1,057)	(1,042)	(382)	(400)
Settlements	(11)	—	—	—
Fair value of plan assets at end of period	$8,196	$7,789	$1,004	$972

Funded status at end of period	$(13,293)	$(11,504)	$(2,578)	$(2,598)

(1)	At each period-end presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2012	2011	2012	2011
Current liabilities	$(24)	$(16)	$(132)	$(137)
Noncurrent liabilities	(13,269)	(11,488)	(2,446)	(2,460)
Total liabilities	$(13,293)	$(11,504)	$(2,578)	$(2,597)

Net actuarial loss	$(7,958)	$(5,844)	$(473)	$(406)
Prior service cost	—	—	187	(5)
Total accumulated other comprehensive loss, pretax	$(7,958)	$(5,844)	$(286)	$(411)

During 2012, the net actuarial loss recorded in AOCI related to our benefit plans increased to $8.2 billion from $6.3 billion. This increase is primarily due to the decrease in discount rates from 2011 to 2012.

Estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2013 are a net actuarial loss of $220 million. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Net Periodic Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$56	$52	$58
Interest cost	930	969	982	164	180	196
Expected return on plan assets	(705)	(724)	(677)	(77)	(90)	(90)
Amortization of prior service benefit	—	—	—	(21)	(3)	(4)
Recognized net actuarial loss (gain)	143	55	48	23	(11)	(4)
Settlements	—	—	14	—	—	—
Special termination benefits	—	—	—	116	—	—
Net periodic cost	$368	$300	$367	$261	$128	$156
Defined contribution plan costs	426	377	334	—	—	—
Total cost	$794	$677	$701	$261	$128	$156

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)(2)	2012	2011
Weighted average discount rate	4.11%	4.94%

	Year Ended December 31,
Net Periodic Cost(2)	2012	2011	2010
Weighted average discount rate - pension benefit	4.95%	5.70%	5.93%
Weighted average discount rate - other postretirement benefit(4)	4.63%	5.55%	5.75%
Weighted average discount rate - other postemployment benefit	4.88%	5.63%	5.88%
Weighted average expected long-term rate of return on plan assets	8.94%	8.93%	8.82%
Assumed healthcare cost trend rate(3)	7.00%	7.00%	7.50%

(1)	Our 2012 and 2011 benefit obligations are measured using a mortality table projected to 2016 and 2015, respectively.

(2)	Future compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment liability.

(3)	Assumed healthcare cost trend rate at December 31, 2012 is assumed to decline gradually to 5.00% by 2021 and remain level thereafter.

(4)	Our assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation for these plans at December 31, 2012, would have the following effects:

(in millions)	1% Increase	1% Decrease
Increase (decrease) in total service and interest cost	$1	$(2)
Increase (decrease) in the accumulated plan benefit obligation	17	(29)

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets of 9% is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan asset assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our actual historical annualized 20-year rate of return on plan assets for our defined benefit pension plans exceeded 9% as of December 31, 2012. The investment strategy for our defined benefit pension plan assets is to use a diversified mix of global public and private equity portfolios, public and private fixed income portfolios and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds our annualized return target. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2012 was 9%.

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

The following table summarizes, the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2013	$1,141	$275
2014	1,136	276
2015	1,149	276
2016	1,164	274
2017	1,181	270
2018-2022	6,153	1,293

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

	December 31, 2012
	Target	Actual
Diversified fixed income	23%	19%
Domestic equity securities	21	17
Non-U.S. developed equity securities	20	20
Alternative investments	19	23
Non-U.S. emerging equity securities	6	7
Hedge funds	5	5
Cash equivalents	5	7
High yield fixed income	1	2
Total	100%	100%

The overall asset mix of the portfolios is more heavily weighted in equity-like investments. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

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

Assets and liabilities measured at fair value are based on the valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities; and

(b)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans that are funded through trusts. The following table shows our benefit plan assets by asset class. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the Consolidated Balance Sheets.

	December 31, 2012					December 31, 2011
(in millions)	Total	Level 1	Level 2	Level 3	Valuation Technique	Total	Level 1	Level 2	Level 3	Valuation Technique
Common stock
U.S.	$575	$575	$—	$—	(a)	$796	$796	$—	$—	(a)
Non-U.S.	923	886	37	—	(a)	910	875	35	—	(a)
Mutual funds
U.S.	69	—	69	—	(a)	18	—	18	—	(a)
Non-U.S.	129	—	129	—	(a)	246	21	225	—	(a)
Non-U.S. emerging markets	466	—	466	—	(a)	2	—	2	—	(a)
Diversified fixed income	390	—	390	—	(a)	426	—	426	—	(a)
High yield	153	—	153	—	(a)(b)	58	—	58	—	(a)(b)
Commingled funds
U.S.	824	—	824	—	(a)	917	—	917	—	(a)
Non-U.S.	688	—	688	—	(a)	783	—	783	—	(a)
Non-U.S. emerging markets	178	—	178	—	(a)	—	—	—	—	(a)
Diversified fixed income	763	—	763	—	(a)	776	—	776	—	(a)
High yield	38	—	25	13	(a)	103	—	92	11	(a)
Alternative investments
Private equity	1,466	—	—	1,466	(a)(b)	1,517	—	—	1,517	(a)(b)
Real estate and natural resources	613	—	—	613	(a)(b)	527	—	—	527	(a)(b)
Hedge Funds	484	—	—	484	(a)(b)	432	—	—	432	(a)(b)
Fixed income	573	—	573	—	(a)(b)	753	—	753	—	(a)(b)
Foreign currency derivatives
Assets	1,281	—	1,281	—	(a)	738	—	738	—	(a)
Liabilities	(1,285)	—	(1,285)	—	(a)	(735)	—	(735)	—	(a)
Cash equivalents and other	822	77	745	—	(a)	447	46	401	—	(a)
Total benefit plan assets	$9,150	$1,538	$5,036	$2,576		$8,714	$1,738	$4,489	$2,487

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

Changes in Level 3. The following table shows the changes in our benefit plan assets classified in Level 3:

(in millions)	Private Equity	Real Estate	Hedge Funds	Common Stock	Commingled Funds	Total
Balance at January 1, 2011	$1,477	$478	$—	$32	$40	$2,027
Actual return on plan assets:
Related to assets still held at the reporting date	64	(8)	(8)	3	(10)	41
Related to assets sold during the period	42	5	—	(6)	12	53
Purchases, sales and settlements, net	(66)	52	440	6	(31)	401
Transfers from Level 3	—	—	—	(35)	—	(35)
Balance at December 31, 2011	1,517	527	432	—	11	2,487
Actual return on plan assets:
Related to assets still held at the reporting date	—	(11)	50	—	2	41
Related to assets sold during the period	44	8	(9)	—	—	43
Purchases, sales and settlements, net	(95)	89	(2)	—	—	(8)
Transfers to Level 3	—	—	13	—	—	13
Balance at December 31, 2012	$1,466	$613	$484	$—	$13	$2,576

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined, we will pay a specified portion of that profit to employees. Based on our pre-tax earnings for the years ended December 31, 2012, 2011 and 2010, we accrued $372 million, $264 million and $313 million under the profit sharing program, respectively.

NOTE 12. INCOME TAXES

Income Tax (Provision) Benefit

Our income tax (provision) benefit consisted of the following:

	Year Ended December 31,
(in millions)	2012	2011	2010
Current tax benefit (provision)	$1	$83	$(7)
Deferred tax provision	(449)	(349)	(265)
Decrease in valuation allowance	432	351	257
Income tax (provision) benefit	$(16)	$85	$(15)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes	3.3	3.4	2.3
Decrease in valuation allowance	(40.8)	(45.7)	(42.3)
Release of uncertain tax position reserve	—	(9.0)	—
Other	4.0	5.3	7.6
Effective income tax rate	1.5%	(11.0)%	2.6%

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$6,414	$6,647
Pension, postretirement and other benefits	6,415	5,703
AMT credit carryforward	402	402
Deferred revenue	2,133	2,297
Rent expense	233	284
Reorganization items, net	209	395
Other	439	564
Valuation allowance	(10,963)	(10,705)
Total deferred tax assets	$5,282	$5,587
Deferred tax liabilities:
Depreciation	$4,851	$5,093
Debt valuation	162	206
Intangible assets	1,730	1,755
Fuel hedge derivatives	31	32
Other	92	68
Total deferred tax liabilities	$6,866	$7,154

The following table shows the current and noncurrent deferred tax assets (liabilities):

	December 31,
(in millions)	2012	2011
Current deferred tax assets, net	$463	$461
Noncurrent deferred tax liabilities, net	(2,047)	(2,028)
Total deferred tax liabilities, net	$(1,584)	$(1,567)

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

At December 31, 2012, we had (1) $402 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) $16.3 billion of federal pretax NOL carryforwards, which will not begin to expire until 2022.

Uncertain Tax Positions

The following table shows the amount of and changes to unrecognized tax benefits on our Consolidated Balance Sheets:

(in millions)	2012	2011	2010
Unrecognized tax benefits at beginning of period	$22	$89	$66
Gross increases-tax positions in prior period	31	1	—
Gross increases-tax positions in current period	2	1	29
Settlements	(2)	(65)	(1)
Other	(9)	(4)	(5)
Unrecognized tax benefits at end of period(1)	$44	$22	$89

(1)
Unrecognized tax benefits on our Consolidated Balance Sheets as of December 31, 2012, 2011 and 2010, include tax benefits of $12 million, $5 million and $72 million, respectively, which will affect the effective tax rate when recognized.

We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties are not material in any period presented.

We are currently under audit by the IRS for the 2011 and 2012 tax years.

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred tax liabilities, the overall business environment, our historical financial results, our industry's historically cyclical financial results and potential current and future tax planning strategies.

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2012, we had an $11.0 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During the March 2012 quarter, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established a full valuation allowance. We have concluded as of December 31, 2012 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering the history of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).

The following table shows the balance of our valuation allowance and the associated activity:

(in millions)	2012	2011	2010
Valuation allowance at beginning of period	$10,705	$9,632	$9,897
Income tax provision	(432)	(351)	(257)
Other comprehensive income tax benefit	690	1,241	6
Other	—	183	(14)
Valuation allowance at end of period(1)	$10,963	$10,705	$9,632

(1)	At December 31, 2012, 2011 and 2010, $3.1 billion, $2.5 billion and $1.2 billion of these balances were recorded in AOCI on our Consolidated Balance Sheets, respectively.

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

NOTE 13. EQUITY AND EQUITY COMPENSATION

Equity

We are authorized to issue 2.0 billion shares of capital stock, of which up to 1.5 billion may be shares of common stock, par value $0.0001 per share and up to 500 million may be shares of preferred stock.

Preferred Stock. We may issue preferred stock in one or more series. The Board of Directors is authorized (1) to fix the descriptions, powers (including voting powers), preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and (2) to specify the number of shares of any series of preferred stock. We have not issued any preferred stock.

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost of shares held in treasury was $14.24 and $14.19 as of December 31, 2012 and 2011, respectively.

Equity-Based Compensation

Our broad based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "2007 Plan"). Shares of common stock issued under the 2007 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2007 Plan. The 2007 Plan authorizes the issuance of up to 157 million shares of common stock. As of December 31, 2012, there were 31 million shares available for future grants.

We make long term incentive awards annually to eligible employees under the 2007 Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense for these awards is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $54 million, $72 million and $89 million for the years ended December 31, 2012, 2011 and 2010, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2012, unrecognized costs related to unvested shares and stock options totaled $38 million. We expect substantially all unvested awards to vest.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2012, there were five million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2012, there were 14 million outstanding stock option awards with a weighted average exercise price of $11.93, and 13 million were exercisable.

Performance Shares. Performance shares are long-term incentive opportunities which are payable in common stock or cash and are generally contingent upon our achieving certain financial goals.

Other. There was no tax benefit recognized in 2012, 2011 or 2010 related to equity-based compensation, as we record a full valuation allowance against our deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss):

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Deferred Tax Impact	Total
Balance at January 1, 2010	$(2,011)	$(345)	$(1,207)	$(3,563)
Changes in value	(121)	(71)	—	(192)
Reclassification into earnings	54	123	—	177
Tax effect	25	(19)	(6)	—
Balance at December 31, 2010	(2,053)	(312)	(1,213)	(3,578)
Changes in value	(3,062)	5	—	(3,057)
Reclassification into earnings	41	(172)	—	(131)
Tax effect	1,175	66	(1,241)	—
Balance at December 31, 2011	(3,899)	(413)	(2,454)	(6,766)
Changes in value	(2,171)	196	—	(1,975)
Reclassification into earnings	149	15	—	164
Tax effect	774	(84)	(690)	—
Balance at December 31, 2012	$(5,147)	$(286)	$(3,144)	$(8,577)

(1)
Includes $321 million of deferred income tax expense that will remain in AOCI until all amounts in AOCI that relate to fuel derivatives which are designated as accounting hedges are recognized in the Consolidated Statement of Operations.

NOTE 15. GEOGRAPHIC INFORMATION

Operating segments, airline and refinery, are defined as components of an enterprise whose separate financial information is regularly reviewed by the chief operating decision maker and used in resource allocation and performance assessments.

Our airline segment is managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

Our refinery segment operates for the benefit of the airline segment. The revenues of the refinery, primarily consisting of fuel sales to the airline, have been eliminated in the Consolidated Financial Statements. For more information regarding our refinery and segment information, see Note 2.

Operating revenue is assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenue by geographic region (as defined by the DOT) is summarized in the following table:

	Year Ended December 31,
(in millions)	2012	2011	2010
Domestic	$23,827	$22,722	$20,744
Atlantic	6,481	6,486	5,931
Pacific	3,979	3,644	3,283
Latin America	2,383	2,263	1,797
Total	$36,670	$35,115	$31,755

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 16. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2012	2011	2010
Facilities, fleet and other	$293	$135	$202
Severance and related costs	237	100	15
Intangible asset impairments (see Note 6)	—	50	—
Gains on slot exchange and divestiture (see Note 6)	(78)	(43)	—
Merger-related items	—	—	233
Total restructuring and other items	$452	$242	$450

Facilities, Fleet and Other. We recorded impairment and restructuring charges of $293 million during 2012 primarily related to our domestic fleet restructuring initiative. Under the domestic fleet restructuring initiative, we are focused on removing older, less efficient aircraft from our fleet and replacing them with B-737-900ER, B-717-200 and CRJ-900 aircraft that we have committed to acquire. These restructuring charges in 2012 are related to older, retiring aircraft, including remaining lease payments for grounded aircraft, the acceleration of aircraft depreciation and lease return costs during the period and related equipment disposals. As an extension of our domestic fleet restructuring initiative and our desire to reduce the number of regional jets in our network, we shut down the operations of Comair, a wholly-owned regional airline subsidiary, as of September 29, 2012. The restructuring charges in 2012 also include amounts associated with the closure of Comair.

During 2011, we recorded charges related to consolidation of facilities and certain aircraft that were removed from our operations.

In 2010, we recorded asset impairment charges related to the Comair fleet reduction initiative and our retired dedicated freighter aircraft. The Comair fleet reduction initiative was to retire older, less-efficient CRJ-100/200 50-seat aircraft. In evaluating these aircraft for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, (3) the current and projected supply of and demand for these aircraft and (4) the condition and age of the aircraft. Based on our fair value assessments, these aircraft had an estimated fair value of $97 million and are classified in Level 3 of the three-tier fair value hierarchy.

Severance and Related Costs. We recognized a severance charge of $237 million for the year ended December 31, 2012, which includes $116 million of special termination benefits (see Note 11). We offered voluntary severance programs in which more than 2,000 employees elected to participate. These participants became eligible for retiree healthcare benefits. Also, we accrued $66 million in severance and related costs in 2012 to provide severance benefits to Comair's 1,700 employees, as we ceased operations at the carrier.

During 2011, we recorded charges associated primarily with voluntary workforce reduction programs to align staffing with expected future capacity.

Gain on Slot Exchange. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. In approving these transactions, the Department of Transportation restricted our use of the exchanged slots. We recorded a $78 million deferred gain in December 2011. We recognized this deferred gain in 2012 as the restrictions lapsed.

Merger-Related Items. Merger-related items are costs associated with Northwest and the integration of Northwest operations into Delta.

The following table shows the balances and activity for restructuring charges:

	Severance and Related Costs			Lease Restructuring
(in millions)	2012	2011	2010	2012	2011	2010
Liability at beginning of period	$46	$20	$69	$64	$85	$74
Additional costs and expenses	126	100	15	45	—	20
Other	—	—	—	—	—	14
Payments	(123)	(74)	(64)	(32)	(21)	(23)
Liability at end of period	$49	$46	$20	$77	$64	$85

NOTE 17. EARNINGS PER SHARE

We calculate basic earnings per share by dividing the net income by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings per share.

The following table shows our computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010
Net income	$1,009	$854	$593

Basic weighted average shares outstanding	845	838	834
Dilutive effects of share based awards	5	6	9
Diluted weighted average shares outstanding	850	844	843

Basic earnings per share	$1.20	$1.02	$0.71
Diluted earnings per share	$1.19	$1.01	$0.70

Antidilutive common stock equivalents excluded from diluted earnings per share	18	17	22

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings (loss) per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2012
Operating revenue	$8,413	$9,732	$9,923	$8,602
Operating income	382	134	1,308	352
Net income (loss)	124	(168)	1,047	7
Basic earnings (loss) per share	$0.15	$(0.20)	$1.24	$0.01
Diluted earnings (loss) per share	$0.15	$(0.20)	$1.23	$0.01
2011
Operating revenue	$7,747	$9,153	$9,816	$8,399
Operating (loss) income	(92)	481	860	726
Net (loss) income	(318)	198	549	425
Basic (loss) earnings per share	$(0.38)	$0.24	$0.66	$0.51
Diluted (loss) earnings per share	$(0.38)	$0.23	$0.65	$0.50

The following are included in the results above:

	Three Months Ended
(in millions)	March 31	June 30	September 30	December 31
2012
Severance and related cost	$—	$(171)	$(66)	$—
Facilities, fleet and other	(27)	(22)	(122)	(122)
Gain on slot exchange	39	—	39	—
Loss on extinguishment of debt	—	—	(12)	(106)
MTM adjustments	151	(561)	440	(3)
Total income (loss)	$163	$(754)	$279	$(231)

2011
Severance and related cost	$—	$(80)	$(3)	$(52)
Facilities, fleet and other	(7)	(64)	—	(29)
Intangible asset impairment	—	—	—	(50)
Gain on divestiture of slots	—	—	—	43
Loss on extinguishment of debt	(20)	(13)	(5)	(30)
MTM adjustments	29	(11)	(208)	164
Total income (loss)	$2	$(168)	$(216)	$46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

Except as set forth below, during the three months ended December 31, 2012, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In June 2012, our wholly-owned subsidiaries, Monroe Energy, LLC and MIPC, LLC, acquired an oil refinery located near Philadelphia, Pennsylvania. Management is currently evaluating policies, processes, technology and operations for the refinery and related assets. Management will continue to evaluate our internal control over financial reporting as we review the oil refinery activities.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2012. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have audited Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Air Lines, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012 of Delta Air Lines, Inc. and our report dated February 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 12, 2013

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under the 2007 Plan, Delta's only equity compensation plan, as of December 31, 2012.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by securities holders	11,308,474	$10.66	30,901,091
Equity compensation plans not approved by securities holders	—	—	—
Total	11,308,474	$10.66	30,901,091

(1)
Up to 157 million shares of common stock are available for issuance under the 2007 Plan. If any shares of our common stock are covered by an award under the 2007 Plan that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan. In addition to the 11,308,474 stock options outstanding, 4,829,853 shares of restricted stock remain unvested and a maximum of 3,180,440 shares of common stock may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2012.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Corporate Governance Matters,” “Executive Compensation - Post-Employment Compensation - Other Benefits - Pre-Existing Medical Benefits Agreement with Northwest and Mr. Anderson” and “Proposal 1 - Election of Directors” in our Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth under the heading “Proposal 3 - Ratification of the Appointment of Independent Auditors” in our Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements

(2). The schedule required by this item is included in Notes 12 and 16 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.9(a) through 10.25 in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2013.

DELTA AIR LINES, INC.

By:	/s/ Richard H. Anderson
Richard H. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of February 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)
Richard H. Anderson

/s/ Paul A. Jacobson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ Craig M. Meynard	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Craig M. Meynard

/s/ Edward H. Bastian	President and Director
Edward H. Bastian

/s/ Roy J. Bostock	Director
Roy J. Bostock

/s/ John S. Brinzo	Director
John S. Brinzo

/s/ Daniel A. Carp	Chairman of the Board
Daniel A. Carp

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Mickey P. Foret	Director
Mickey P. Foret

/s/ Shirley C. Franklin	Director
Shirley C. Franklin

/s/ David R. Goode	Director
David R. Goode

/s/ George N. Mattson	Director
George N. Mattson

/s/ Paula Rosput Reynolds	Director
Paula Rosput Reynolds

/s/ Kenneth C. Rogers	Director
Kenneth C. Rogers

/s/ Kenneth B. Woodrow	Director
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

10.1
Credit and Guaranty Agreement, dated as of April 20, 2011, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, UBS Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, J.P. Morgan Securities LLC, Barclays Capital, Citigroup Global Markets Inc., Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners, Goldman Sachs Lending Partners, LLC and UBS Securities LLC, as co-syndication agents, and Barclays Bank and Bank of America, N.A., as co-documentation agents (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.2
Credit and Guaranty Agreement, dated as of October 18, 2012, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders party thereto, Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as Collateral Trustee, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as co-documentation agents, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, as joint lead arrangers, and Barclays Bank PLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners.

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

10.10(a)
Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.10(b)
Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.11	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.12(a)	Delta Air Lines, Inc. 2011 Long Term Incentive Program (Filed as Exhibit 10.10(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.12(b)	Model Award Agreement for the Delta Air Lines, Inc. 2011 Long Term Incentive Program (Filed as Exhibit 10.10(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.13(a)	Delta Air Lines, Inc. 2012 Long Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.13(b)	Model Award Agreement for the Delta Air Lines, Inc. 2012 Long Term Incentive Program (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.14	Delta Air Lines, Inc. 2013 Long Term Incentive Program.

10.15	Delta Air Lines, Inc. 2012 Management Incentive Plan (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.16	Delta Air Lines, Inc. 2013 Management Incentive Plan.

10.17	Delta Air Lines, Inc. Transition Award Program.

10.18
Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19(a)	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.28 to Northwest's Annual Report on Form 10-K for the year ended December 31, 2006).*

10.19(b)
First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.3 to Northwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.19(c)
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

10.21	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.22	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.25 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.23	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard B. Hirst (Filed as Exhibit 10.26 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.24
Separation Agreement and General Release, dated March 29, 2012, by and between Delta Air Lines, Inc. and Samuel H. Halter (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.25	Terms of 2012 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.