Form 10-Q
period 2013-03-31
DELTA AIR LINES INC /DE/
filed 2013-04-24
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2013:
Common Stock, $0.0001 par value - 856,421,033 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Form 10-K”), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,636	$2,416
Short-term investments	958	958
Restricted cash, cash equivalents and short-term investments	291	375
Accounts receivable, net of an allowance for uncollectible accounts of $22 and $36 at March 31, 2013 and December 31, 2012, respectively	1,994	1,693
Fuel inventory	624	619
Expendable parts and supplies inventories, net of an allowance for obsolescence of $133 and $127 at March 31, 2013 and December 31, 2012, respectively	371	404
Deferred income taxes, net	463	463
Prepaid expenses and other	1,304	1,344
Total current assets	8,641	8,272
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $6,938 and $6,656 at March 31, 2013 and December 31, 2012, respectively	20,793	20,713
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $685 and $670 at March 31, 2013 and December 31, 2012, respectively	4,709	4,679
Other noncurrent assets	1,131	1,092
Total other assets	15,634	15,565
Total assets	$45,068	$44,550
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,593	$1,627
Air traffic liability	4,920	3,696
Accounts payable	2,405	2,293
Frequent flyer deferred revenue	1,715	1,806
Accrued salaries and related benefits	1,223	1,680
Taxes payable	735	585
Fuel card obligation	604	455
Other accrued liabilities	873	1,128
Total current liabilities	14,068	13,270
Noncurrent Liabilities:
Long-term debt and capital leases	10,721	11,082
Pension, postretirement and related benefits	15,865	16,005
Frequent flyer deferred revenue	2,616	2,628
Deferred income taxes, net	2,047	2,047
Other noncurrent liabilities	1,694	1,649
Total noncurrent liabilities	32,943	33,411
Commitments and Contingencies
Stockholders' Deficit:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 874,326,995 and 867,866,505 shares issued at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	14,120	14,069
Accumulated deficit	(7,382)	(7,389)
Accumulated other comprehensive loss	(8,426)	(8,577)
Treasury stock, at cost, 17,905,962 and 16,464,472 shares at March 31, 2013 and December 31, 2012, respectively	(255)	(234)
Total stockholders' deficit	(1,943)	(2,131)
Total liabilities and stockholders' deficit	$45,068	$44,550

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Operating Revenue:
Passenger:
Mainline	$5,876	$5,662
Regional carriers	1,457	1,564
Total passenger revenue	7,333	7,226
Cargo	238	244
Other	929	943
Total operating revenue	8,500	8,413

Operating Expense:
Aircraft fuel and related taxes	2,289	2,233
Salaries and related costs	1,911	1,763
Contract carrier arrangements	1,399	1,375
Aircraft maintenance materials and outside repairs	491	561
Depreciation and amortization	405	386
Contracted services	401	378
Passenger commissions and other selling expenses	357	380
Landing fees and other rents	323	305
Passenger service	164	171
Aircraft rent	60	75
Profit sharing	20	—
Restructuring and other items	102	(12)
Other	356	416
Total operating expense	8,278	8,031

Operating Income	222	382

Other (Expense) Income:
Interest expense, net	(178)	(221)
Amortization of debt discount, net	(42)	(51)
Miscellaneous, net	1	17
Total other expense, net	(219)	(255)

Income Before Income Taxes	3	127

Income Tax Benefit (Provision)	4	(3)

Net Income	$7	$124

Basic Earnings Per Share	$0.01	$0.15
Diluted Earnings Per Share	$0.01	$0.15

Comprehensive Income	$158	$372

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Net Cash Provided by Operating Activities	$1,004	$831

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(527)	(308)
Ground property and equipment, including technology	(120)	(99)
Purchase of investments	(240)	(240)
Redemption of investments	286	266
Other, net	(29)	32
Net cash used in investing activities	(630)	(349)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(299)	(367)
Fuel card obligation	149	171
Other, net	(4)	(32)
Net cash used in financing activities	(154)	(228)

Net Increase in Cash and Cash Equivalents	220	254
Cash and cash equivalents at beginning of period	2,416	2,657
Cash and cash equivalents at end of period	$2,636	$2,911

Non-Cash Transactions:
SkyMiles used pursuant to advance purchase under American Express Agreements	$83	$83
Build-to-suit leased facilities	45	75

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2013 are not necessarily indicative of operating results for the entire year.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income, see Note 10.

NOTE 2. OIL REFINERY

Jet fuel costs have continued to increase in recent years, making fuel expense our single largest expense. Because global demand for jet fuel and related products is increasing at the same time that jet fuel refining capacity is decreasing in the U.S. (particularly in the Northeast), the refining margin reflected in the prices we pay for jet fuel has increased. In June 2012, we purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we are paying.

Refinery Operations and Strategic Agreements

The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. In addition, we are selling most of the remaining production of non-jet fuel products to BP under a long-term buy/sell agreement, effectively exchanging those non-jet fuel products for jet fuel. Substantially all of the refinery's production of non-jet fuel products is included in these agreements.
Accounting for Buy/Sell Agreements

To the extent that we receive jet fuel for the non-jet fuel products exchanged under these agreements, we account for these transactions as non-monetary exchanges. We have recorded these non-monetary exchanges at the carrying amount of the non-jet fuel products transferred within aircraft fuel and related taxes on the Consolidated Statement of Operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2013 was $1.3 billion.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

	Three Months Ended March 31, 2013
(in millions)	Airline	Refinery	Intersegment Sales/ Other		Consolidated
Operating revenue:	$8,500	$1,731			$8,500
Sales to airline segment			$(292)	(1)
Exchanged products			(1,321)	(2)
Sales of by-products to third parties			(118)	(3)
Operating income (loss)(4)	244	(22)	—		222
Interest expense, net	178	—	—		178
Depreciation and amortization expense	401	4	—		405
Total assets, end of period	43,789	1,279	—		45,068
Capital expenditures	641	6	—		647

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

(4)	Includes allocation of refinery's inventory price risk to the airline segment.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$2,126	$2,126	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and investments	290	290	—	—
Long-term investments	202	94	27	81
Hedge derivatives, net
Fuel contracts	257	61	196	—
Interest rate contracts	(66)	—	(66)	—
Foreign currency exchange contracts	210	—	210	—

(in millions)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$2,176	$2,176	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and investments	344	344	—	—
Long-term investments	208	100	27	81
Hedge derivatives, net
Fuel contracts	249	27	222	—
Interest rate contracts	(66)	—	(66)	—
Foreign currency exchange contracts	123	—	123	—

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

Long-term Investments. Our long-term investments, primarily consisting of equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, S.A, the parent company of GOL, and auction rate securities, are classified in other noncurrent assets. Shares of Aeroméxico and GOL are traded on public exchanges and we have valued our investments based on quoted market prices. Because auction rate securities are not actively traded, fair values were estimated by discounting the cash flows expected to be received over the remaining maturities of the underlying securities. We based the valuations on our assessment of observable yields on instruments bearing comparable risks and considered the creditworthiness of the underlying debt issuer. Changes in market conditions could result in further adjustments to the fair value of these securities.

Hedge Derivatives. Our derivative contracts are generally negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include heating oil, crude oil, jet fuel and diesel fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 9% to 25% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Derivatives. Our interest rate derivatives consist primarily of swap contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Derivatives. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 4. DERIVATIVES

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. This fuel hedging program utilizes several different contract and commodity types. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

We generally do not designate our fuel derivative contracts as accounting hedges.We record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark to market adjustments ("MTM adjustments"). MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. During the three months ended March 31, 2013 and 2012, we recorded $77 million and $196 million in fuel hedge gains, respectively.

Hedge Position as of March 31, 2013

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$710	U.S. dollars	May 2019	$—	$—	$(21)	$(44)	$(65)
Interest rate contracts (fair value hedges)	$455	U.S. dollars	August 2022	5	—	—	(6)	(1)
Foreign currency exchange contracts	112,004	Japanese yen	January 2016	113	97	—	—	210
	394	Canadian dollars
Not designated as hedges
Fuel contracts	1,957	gallons - heating oil, crude oil, jet fuel and diesel	June 2014	378	5	(124)	(2)	257
Total derivative contracts				$496	$102	$(145)	$(52)	$401

Hedge Position as of December 31, 2012

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$740	U.S. dollars	May 2019	$—	$—	$(22)	$(48)	$(70)
Interest rate contracts (fair value hedges)	$469	U.S. dollars	August 2022	—	6	(2)	—	4
Foreign currency exchange contracts	119,277	Japanese yen	December 2015	62	63	(1)	(1)	123
	430	Canadian dollars
Not designated as hedges
Fuel contracts	1,792	gallons - heating oil, crude oil and jet fuel	December 2013	511	—	(262)	—	249
Total derivative contracts				$573	$69	$(287)	$(49)	$306

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
March 31, 2013
Net derivative contracts	$376	$101	$(25)	$(51)	$401
December 31, 2012
Net derivative contracts	$320	$69	$(34)	$(49)	$306

Hedge Gains (Losses)
For the three months ended March 31, 2013 and 2012, gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2013	2012	2013	2012
Foreign currency exchange contracts	$21	$(13)	$87	$123

As of March 31, 2013, we have recorded $113 million of net gains on cash flow hedge contracts in accumulated other comprehensive loss, which are scheduled to settle and be reclassified in to earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we received net margin of $69 million and $62 million as of March 31, 2013 and December 31, 2012, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

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

(in millions)	March 31, 2013	December 31, 2012
Total debt at par value	$12,267	$12,633
Unamortized discount, net	(490)	(527)
Net carrying amount	$11,777	$12,106
Fair value	$12,600	$13,000

Covenants

We were in compliance with all covenants in our financing agreements at March 31, 2013.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Future aircraft purchase commitments at March 31, 2013 total approximately $8.0 billion and include 100 B-737-900ER aircraft, 18 B-787-8 aircraft, 56 CRJ-900 aircraft and two previously owned MD-90 aircraft. Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights. We have obtained long-term financing commitments for a substantial portion of the purchase price of 40 CRJ-900 and 100 B-737-900ER aircraft.

(in millions)	Total
Nine months ending December 31, 2013	$865
2014	1,525
2015	815
2016	810
2017	760
Thereafter	3,240
Total	$8,015

Our aircraft purchase commitments do not include orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders. We also have agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft. Deliveries will begin later this year and continue through 2015.

Proposed Transatlantic Joint Venture With Virgin Atlantic

Pending regulatory approval, we have agreed to buy 49% of Virgin Atlantic, currently held by Singapore Airlines, for $360 million. We also entered into a joint venture agreement with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. We and Virgin Atlantic have filed an application with the U.S. Department of Transportation for U.S. antitrust immunity with respect to the joint venture.

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

Employees Under Collective Bargaining Agreements

At March 31, 2013, we had approximately 73,400 full-time equivalent employees. Approximately 15% of these employees were represented by unions.

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

NOTE 7. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31,
(in millions)	2013	2012
Facilities, fleet and other	$102	$27
Gain on slot exchange	—	(39)
Total restructuring and other items	$102	$(12)

Facilities, Fleet and Other. We recorded charges of $102 million in the March 2013 quarter, primarily related to our domestic fleet restructuring initiative. Under the domestic fleet restructuring initiative, we are focused on removing older, less efficient aircraft from our fleet and replacing them with B-737-900ER, B-717-200 and CRJ-900 aircraft that we have committed to acquire. These fleet restructuring charges are related to older, retiring aircraft, including remaining lease payments for grounded aircraft, the acceleration of aircraft depreciation and lease return costs during the period.

As we restructure our fleet and assess our fleet plans, we will continue to evaluate older, retiring aircraft and related equipment for changes in depreciable life, impairment and lease termination costs. The associated retirement of aircraft will result in material lease termination and other charges over this period. The timing and amount of these charges will depend on a number of factors, including our final negotiations with lessors, the timing of removing aircraft from service and ultimate disposition of aircraft included in the fleet restructuring program. We expect to benefit from reduced future maintenance cost and improved operational and fuel efficiency that we will experience over the life of the new aircraft.

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

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Balance as of December 31, 2012	$49	$77
Additional costs and expenses	—	6
Payments	(36)	(3)
Other	—	(5)
Balance as of March 31, 2013	$13	$75

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2013	2012	2013	2012
Three Months Ended March 31
Service cost	$—	$—	$12	$15
Interest cost	215	232	36	41
Expected return on plan assets	(184)	(176)	(21)	(19)
Amortization of prior service benefit	—	—	(7)	(3)
Recognized net actuarial loss	56	36	6	6
Settlements	6	—	—	—
Net periodic cost	$93	$92	$26	$40

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

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At March 31, 2013, we had an $11.0 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During 2012, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. We have concluded as of March 31, 2013 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Deferred Tax Impact	Total
Balance at December 31, 2012	$(5,147)	$(286)	$(3,144)	$(8,577)
Changes in value	—	114	—	114
Reclassifications into earnings:
Actuarial losses(2)	58	—	—	58
Foreign currency exchange contracts(3)	—	(21)	—	(21)
Total reclassification into earnings	58	(21)	—	37
Tax effect	(22)	(35)	57	—
Balance at March 31, 2013	$(5,111)	$(228)	$(3,087)	$(8,426)

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Deferred Tax Impact	Total
Balance at December 31, 2011	$(3,899)	$(413)	$(2,454)	$(6,766)
Changes in value	91	116	—	207
Reclassifications into earnings:
Actuarial losses(2)	41	—	—	41
Total reclassification into earnings	41	—	—	41
Tax effect	(47)	(47)	94	—
Balance at March 31, 2012	$(3,814)	$(344)	$(2,360)	$(6,518)

(1)
Includes $321 million of deferred income tax expense that will remain in AOCI until all amounts in AOCI that relate to fuel derivatives which are designated as accounting hedges are recognized in the Consolidated Statement of Operations.

(2)	Reclassified to salaries and related costs

(3)	Reclassified to passenger revenue

NOTE 11. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Net income	$7	$124

Basic weighted average shares outstanding	848	843
Dilutive effect of share based awards	7	4
Diluted weighted average shares outstanding	855	847

Basic earnings per share	$0.01	$0.15
Diluted earnings per share	$0.01	$0.15

Antidilutive common stock equivalents excluded from diluted earnings per share	16	21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2013 Quarter Financial Highlights

Our net income for the March 2013 quarter was $7 million, or $0.01 per diluted share. Total operating revenue increased $87 million, or 1%, over the March 2012 quarter, primarily due to higher passenger revenue due to yield improvement. Fuel expense increased 2% due to a 3% increase in our average price per gallon and lower fuel hedge gains, despite a 1% decrease in consumption.

Passenger revenue increased $107 million due to a 2% year over year improvement in passenger mile yield on 1% lower traffic, while capacity declined 3%. Passenger revenue per available seat mile ("PRASM") increased 4% over the March 2012 quarter, reflecting higher revenue under corporate travel contracts and improvements in our products and services.

Total operating expense increased $247 million over the March 2012 quarter, driven primarily by higher salaries and fuel expense. Our fuel expense increased $49 million (including our contract carriers under capacity purchase agreements) compared to the March 2012 quarter due to a 3% increase in our average price per gallon and lower fuel hedge gains, despite a 1% decrease in consumption. During the March 2013 quarter, we recorded gains of $77 million due to changes in the fair value of our fuel hedge portfolio. Some of these gains relate to mark-to-market adjustments for fuel hedges settling in future periods. Excluding mark-to-market adjustments recorded in periods other than the settlement period ("MTM adjustments"), our average fuel price for the quarter was $3.24 per gallon, compared to $3.28 per gallon for the March 2012 quarter.

Our consolidated operating cost per available seat mile ("CASM") for the March 2013 quarter increased 5.8% to 15.61 cents from 14.76 cents in the March 2012 quarter, primarily reflecting increased salaries and fuel expense. For the March 2013 quarter, CASM-Ex (a non-GAAP financial measure) was 9.75 cents, or 5.0% higher than the March 2012 quarter. The non-GAAP financial measures used in this section are defined and reconciled in "Supplemental Information" below.

Company Initiatives

Strengthening the Balance Sheet

We continue to focus on cash flow generation toward our goal of further strengthening our balance sheet. We finished the March 2013 quarter with $5.4 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). During the first three months of 2013, we generated $1.0 billion in cash from operating activities, reduced debt by $395 million and funded capital expenditures while maintaining a solid liquidity position.

Structural Cost Initiatives

We initiated a $1 billion structural cost initiatives program in 2012. These initiatives are designed to improve our cost efficiency while maintaining our operational performance and revenue generation and include:

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

We anticipate realizing the benefits of the structural cost initiatives in 2013, with CASM-Ex growth expected to moderate in the second half of 2013, and the benefits of the initiatives increasing through 2015.

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

As we restructure our fleet and assess our fleet plans, we will continue to evaluate older, retiring aircraft and related equipment for changes in depreciable life, impairment and lease termination costs. The associated retirement of aircraft will result in material lease termination and other charges over this period. The timing and amount of these charges will depend on a number of factors, including our final negotiations with lessors, the timing of removing aircraft from service and ultimate disposition of aircraft included in the fleet restructuring program. We expect to benefit from reduced future maintenance cost and improved operational and fuel efficiency that we will experience over the life of the new aircraft.

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

Refinery Operations and Strategic Agreements

The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. In addition, we are selling most of the remaining production of non-jet fuel products to BP under a long-term buy/sell agreement, effectively exchanging those non-jet fuel products for jet fuel. Substantially all of the refinery's production of non-jet fuel products is included in these agreements.
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

LaGuardia. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. This exchange allows us to operate a new domestic hub at LaGuardia. We have increased capacity at LaGuardia by 41% since March 2012, adding 110 new flights and a total of 27 new destinations. We currently operate about 270 daily flights between LaGuardia and 63 cities, more than any other airline.

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

Alliances and Equity Investments

We have made long-term investments in other airlines that give us the ability to increase our network scale and produce revenue improvements. We invested in GOL and Aeromexico because they operate in Latin America's two largest markets, Brazil and Mexico, respectively. Pending regulatory approval, we also agreed to buy 49% of Virgin Atlantic, currently held by Singapore Airlines, for $360 million. We also entered into a joint venture agreement with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. We and Virgin Atlantic have filed an application with the U.S. Department of Transportation for U.S. antitrust immunity with respect to the joint venture.

Results of Operations - Three Months Ended March 31, 2013 and 2012

Operating Revenue

	Three Months Ended March 31,
(in millions)	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$5,876	$5,662	$214	4%
Regional carriers	1,457	1,564	(107)	(7)%
Total passenger revenue	7,333	7,226	107	1%
Cargo	238	244	(6)	(2)%
Other	929	943	(14)	(1)%
Total operating revenue	$8,500	$8,413	$87	1%

		Increase (Decrease) vs. Three Months Ended March 31, 2012
(in millions)	Three Months Ended March 31, 2013	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$3,402	6%	2%	1%	5%	5%	0.3	pts
Atlantic	1,052	(3)%	(7)%	(11)%	4%	8%	3.0	pts
Pacific	871	3%	3%	(1)%	—%	4%	3.3	pts
Latin America	551	6%	8%	2%	(2)%	3%	4.7	pts
Total Mainline	5,876	4%	1%	(2)%	3%	5%	1.9	pts
Regional carriers	1,457	(7)%	(10)%	(9)%	3%	2%	(1.2	) pts
Total passenger revenue	$7,333	1%	(1)%	(3)%	2%	4%	1.5	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $107 million, or 1%, due to an improvement in the passenger mile yield due to higher revenue under corporate travel contracts and improvements in our products and services. Capacity decreased 1% in the domestic region and decreased 5% in international regions.

International mainline passenger revenue remained flat over March quarter 2012. Atlantic PRASM was up 8%, driven by a 4% increase in yield on a 11% reduction in capacity. Latin America passenger revenue increased 6%, driven by an 8% increase in traffic offset by a 2% decline in yield.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Aircraft fuel and related taxes	$2,289	$2,233	$56	3%
Salaries and related costs	1,911	1,763	148	8%
Contract carrier arrangements	1,399	1,375	24	2%
Aircraft maintenance materials and outside repairs	491	561	(70)	(12)%
Depreciation and amortization	405	386	19	5%
Contracted services	401	378	23	6%
Passenger commissions and other selling expenses	357	380	(23)	(6)%
Landing fees and other rents	323	305	18	6%
Passenger service	164	171	(7)	(4)%
Aircraft rent	60	75	(15)	(20)%
Profit sharing	20	—	20	NM
Restructuring and other items	102	(12)	114	NM
Other	356	416	(60)	(14)%
Total operating expense	$8,278	$8,031	$247	3%

Fuel Expense. Including contract carriers under capacity purchase agreements, fuel expense increased $49 million because of a 3% increase in our average price per gallon and lower fuel hedge gains, despite a 1% decrease in consumption. The table below presents fuel expense, gallons consumed and our average price per gallon, including the impact of fuel hedge gains of $77 million in the March 2013 quarter:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2013	2012
Aircraft fuel and related taxes(1)	$2,289	$2,233	$56
Aircraft fuel and related taxes included within contract carrier arrangements	519	526	(7)
Total fuel expense	$2,808	$2,759	$49	2%

Total fuel consumption (gallons)	875	886	(11)	(1)%
Average price per gallon	$3.21	$3.11	$0.10	3%

(1)	Includes the impact of fuel hedge activity described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon:

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2013	2012		2013	2012
Fuel purchase cost	$2,863	$2,955	$(92)	$3.28	$3.33	$(0.05)
Refinery segment impact	22	—	22	0.02	—	0.02
Fuel hedge (gains) losses	(77)	(196)	119	(0.09)	(0.22)	0.13
Total fuel expense	$2,808	$2,759	$49	$3.21	$3.11	$0.10
MTM adjustments	24	151	(127)	0.03	0.17	(0.14)
Total fuel expense, adjusted	$2,832	$2,910	$(78)	$3.24	$3.28	$(0.04)

During the three months ended March 31, 2013, our consolidated fuel hedge gains of $77 million included $24 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period. We adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure as defined in "Supplemental Information" below), was $3.24 for the March 2013 quarter.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to employee pay increases.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and maintenance sales to third parties by our MRO services business. The decrease in maintenance costs is primarily due to lower costs on lower maintenance sales to third parties by our MRO services business and the cyclical timing of maintenance events on our fleet.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Non-Operating Results

The following table shows the components of other expense, net:

	Three Months Ended March 31,		Favorable (Unfavorable)
(in millions)	2013	2012
Interest expense, net	$(178)	$(221)	$43
Amortization of debt discount, net	(42)	(51)	9
Miscellaneous, net	1	17	(16)
Total other expense, net	$(219)	$(255)	$36

Income Taxes

The following table shows the components of our income tax benefit (provision):

	Three Months Ended March 31,
(in millions)	2013	2012
International and state income tax provision	$(2)	$(3)
Alternative minimum tax refunds	6	—
Income tax benefit (provision)	$4	$(3)

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. During the three months ended March 31, 2013 and 2012, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended March 31,
Consolidated(1)	2013		2012
Revenue passenger miles (millions)	43,078		43,351
Available seat miles (millions)	53,022		54,408
Passenger mile yield	17.02	¢	16.67	¢
Passenger revenue per available seat mile	13.83	¢	13.28	¢
Operating cost per available seat mile (CASM)	15.61	¢	14.76	¢
CASM-Ex(2)	9.75	¢	9.28	¢
Passenger load factor	81.2%		79.7%
Fuel gallons consumed (millions)	875		886
Average price per gallon(3)	$3.21		$3.11
Average price per gallon, adjusted(2)	$3.24		$3.28
Full-time equivalent employees, end of period	73,430		78,761

(1)	Includes the operations of our contract carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of contract carriers that we do not own.

(2)	Non-GAAP financial measure as defined in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity.

Fleet Information

Our operating aircraft fleet, commitments and options at March 31, 2013 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)(4)	Lease	Options
B-717-200	—	—	—	—	—	—	88	—
B-737-700	10	—	—	10	4.2	—	—	—
B-737-800	73	—	—	73	12.2	—	—	—
B-737-900ER	—	—	—	—	—	100	—	30
B-747-400	4	9	3	16	19.4	—	—	—
B-757-200	92	27	30	149	19.6	—	—	—
B-757-300	16	—	—	16	10.1	—	—	—
B-767-300	10	2	2	14	21.7	—	—	—
B-767-300ER	51	5	2	58	17.0	—	—	3
B-767-400ER	21	—	—	21	12.1	—	—	5
B-777-200ER	8	—	—	8	13.2	—	—	—
B-777-200LR	10	—	—	10	4.0	—	—	10
B-787-8	—	—	—	—	—	18	—	—
A319-100	54	—	2	56	11.1	—	—	—
A320-200	49	—	19	68	18.0	—	—	—
A330-200	11	—	—	11	8.0	—	—	—
A330-300	21	—	—	21	7.6	—	—	—
MD-88	71	46	—	117	22.7	—	—	—
MD-90	46	8	—	54	16.0	2	—	—
DC9-50	17	—	—	17	34.6	—	—	—
CRJ-900	—	—	—	—	—	56	—	30
Embraer 175	—	—	—	—	—	—	—	36
Total	564	97	58	719	17.0	176	88	114

(1)	Excludes certain aircraft we own or lease which are operated by third party contract carriers on our behalf shown in the table below.

(2)	Excludes our orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

(3)	Includes 16 CRJ-900 aircraft which are currently being operated by third party contract carriers on our behalf that are included in the table below.

(4)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

The following table summarizes the aircraft fleet operated by third party contract carriers on our behalf at March 31, 2013:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Pinnacle Airlines, Inc.	140	—	49	—	—	—	189
ExpressJet Airlines, Inc.	81	41	23	—	—	—	145
SkyWest Airlines, Inc.	51	19	29	—	—	—	99
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	33	—	—	33
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	272	82	101	33	20	52	560

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2013, we had $5.4 billion in unrestricted liquidity, consisting of $3.6 billion in cash and cash equivalents and short-term investments and $1.8 billion in undrawn revolving credit facilities.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $1.0 billion and $831 million in the three months ended March 31, 2013 and 2012, respectively. We also expect to generate positive cash flows from operations for the remainder of 2013.

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

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 34% of our total operating expenses. The market price for jet fuel is highly volatile and can vary significantly from period to period. This price volatility affects our cash flows from operations, impacting comparability from period to period.

We have jet fuel inventories at various airport locations, which are used in our airline operations. Also, our Trainer oil refinery, which we acquired in 2012, produces refined oil products. Jet fuel and refined oil product inventories are recorded as Fuel Inventory.

As part of our fuel hedging program, we may be required to pay hedge margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive hedge margin. Our future cash flows are impacted depending upon the nature of our derivative contracts and the market price of the commodities underlying our derivative contracts.

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

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the The Pension Protection Act of 2006. We contributed $150 million to our defined benefit pension plans during the March 2013 quarter and contributed an additional $500 million in April 2013. As a result of these contributions, we satisfied, on an accelerated basis, our required contributions for our defined benefit plans for 2013.

Undrawn Lines of Credit

We have available $1.8 billion in undrawn lines of credit. We have credit facilities that have covenants, such as collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or post additional collateral or may not be able to draw on the revolving credit facilities.

Other

Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that a significant portion of our assets are subject to liens.

Investing and Financing

Capital Expenditures

We incurred capital expenditures of $647 million and $407 million in the three months ended March 31, 2013 and 2012, respectively. Our capital expenditures were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhance our product offering.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest more than $2 billion in 2013 primarily for aircraft, aircraft modifications and the purchase of a $360 million equity investment in Virgin Atlantic. We expect that the 2013 investments will be funded through cash from operations.

Financings

At March 31, 2013, total debt and capital leases, including current maturities, was $12.3 billion, a $395 million reduction from December 31, 2012 and a $4.9 billion reduction from December 31, 2009. We have focused on reducing our total debt over the past few years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced previous financing transactions, which we expect to reduce our total future interest expense.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income, see Note 10.

Supplemental Information

We sometimes use information that is derived from the Consolidated Financial Statements, but that is not presented in accordance with GAAP. Certain of this information is considered to be “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. The non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

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

	Three Months Ended March 31,
	2013	2012
CASM	15.61 ¢	14.76 ¢
Items excluded:
Aircraft fuel and related taxes	(5.33)	(5.34)
Ancillary businesses	(0.35)	(0.44)
Profit sharing	(0.04)	—
Restructuring and other items	(0.19)	0.02
MTM adjustments	0.05	0.28
CASM-Ex	9.75 ¢	9.28 ¢

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. This fuel hedging program utilizes several different contract and commodity types. The economic effectiveness of this hedge portfolio is frequently tested against our financial targets. The hedge portfolio is rebalanced from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

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

For the three months ended March 31, 2013, aircraft fuel and related taxes, including our contract carriers under capacity purchase agreements, accounted for $2.8 billion, or 34%, of our total operating expense. We recognized $77 million of net fuel hedge gains during the three months ended March 31, 2013, including $24 million of mark-to-market gains primarily relating to hedge contracts settling in future periods.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at March 31, 2013 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Nine Months ending December 31, 2013			Fuel Hedge Margin Received from (Posted to) Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(1,740)	$240	$(1,500)	$290
+ 10%	(870)	200	(670)	240
- 10%	870	(60)	810	70
- 20%	1,740	(200)	1,540	(70)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.96, excluding transportation costs and taxes, at March 31, 2013 and estimated fuel consumption of 2.9 billion gallons for the nine months ended December 31, 2013.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2013, and the related condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' (deficit) equity for the year ended December 31, 2012 and in our report dated February 12, 2013, we expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia	/s/ Ernst & Young LLP
April 24, 2013

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of common stock to satisfy tax withholding obligations during the March 2013 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
January 2013	4,821	$11.95	4,821	(1)
February 2013	1,411,127	$14.17	1,411,127	(1)
March 2013	25,542	$16.19	25,542	(1)
Total	1,441,490		1,441,490

(1)
Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the "2007 Plan"). The 2007 Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Model Award Agreement for the Delta Air Lines, Inc. 2013 Long Term Incentive Program

10.2	Model Award Agreement for the Delta Air Lines, Inc. Transition Award Program

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013

31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013

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

Delta Air Lines, Inc.
(Registrant)

/s/ Craig M. Meynard
Craig M. Meynard
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
April 24, 2013