Form 10-Q
period 2013-06-30
DELTA AIR LINES INC /DE/
filed 2013-08-01
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2013:
Common Stock, $0.0001 par value - 857,950,580 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Form 10-K”) and in "Part II, Item 1A. Risk Factors" in this Form 10-Q, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,965	$2,416
Short-term investments	958	958
Restricted cash, cash equivalents and short-term investments	173	375
Accounts receivable, net of an allowance for uncollectible accounts of $22 and $36 at June 30, 2013 and December 31, 2012, respectively	2,084	1,693
Fuel inventory	586	619
Expendable parts and supplies inventories, net of an allowance for obsolescence of $125 and $127 at June 30, 2013 and December 31, 2012, respectively	376	404
Deferred income taxes, net	451	463
Prepaid expenses and other	1,302	1,344
Total current assets	8,895	8,272
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $7,286 and $6,656 at June 30, 2013 and December 31, 2012, respectively	21,049	20,713
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $702 and $670 at June 30, 2013 and December 31, 2012, respectively	4,692	4,679
Other noncurrent assets	1,342	1,092
Total other assets	15,828	15,565
Total assets	$45,772	$44,550
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,695	$1,627
Air traffic liability	5,310	3,696
Accounts payable	2,571	2,293
Frequent flyer deferred revenue	1,638	1,806
Accrued salaries and related benefits	1,414	1,680
Taxes payable	789	585
Fuel card obligation	604	455
Other accrued liabilities	754	1,128
Total current liabilities	14,775	13,270
Noncurrent Liabilities:
Long-term debt and capital leases	10,526	11,082
Pension, postretirement and related benefits	15,356	16,005
Frequent flyer deferred revenue	2,582	2,628
Deferred income taxes, net	2,037	2,047
Other noncurrent liabilities	1,680	1,649
Total noncurrent liabilities	32,181	33,411
Commitments and Contingencies
Stockholders' Deficit:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 875,870,354 and 867,866,505 shares issued at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	14,150	14,069
Accumulated deficit	(6,748)	(7,389)
Accumulated other comprehensive loss	(8,331)	(8,577)
Treasury stock, at cost, 17,919,774 and 16,464,472 shares at June 30, 2013 and December 31, 2012, respectively	(255)	(234)
Total stockholders' deficit	(1,184)	(2,131)
Total liabilities and stockholders' deficit	$45,772	$44,550

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Operating Revenue:
Passenger:
Mainline	$6,796	$6,620	$12,656	$12,282
Regional carriers	1,698	1,811	3,158	3,375
Total passenger revenue	8,494	8,431	15,814	15,657
Cargo	232	262	470	506
Other	981	1,039	1,923	1,982
Total operating revenue	9,707	9,732	18,207	18,145

Operating Expense:
Aircraft fuel and related taxes	2,595	3,305	4,884	5,538
Salaries and related costs	1,922	1,825	3,833	3,588
Regional carrier expense	1,444	1,416	2,843	2,791
Aircraft maintenance materials and outside repairs	472	548	963	1,109
Depreciation and amortization	415	388	820	774
Contracted services	409	397	810	775
Passenger commissions and other selling expenses	408	393	765	773
Landing fees and other rents	359	347	682	652
Passenger service	197	187	361	358
Profit sharing	118	135	138	135
Aircraft rent	55	68	115	143
Restructuring and other items	34	193	136	181
Other	365	396	721	812
Total operating expense	8,793	9,598	17,071	17,629

Operating Income	914	134	1,136	516

Other (Expense) Income:
Interest expense, net	(172)	(207)	(350)	(428)
Amortization of debt discount, net	(41)	(49)	(83)	(100)
Miscellaneous, net	(15)	(42)	(14)	(25)
Total other expense, net	(228)	(298)	(447)	(553)

Income (Loss) Before Income Taxes	686	(164)	689	(37)

Income Tax (Provision) Benefit	(1)	(4)	3	(7)

Net Income (Loss)	$685	$(168)	$692	$(44)

Basic Earnings (Loss) Per Share	$0.81	$(0.20)	$0.81	$(0.05)
Diluted Earnings (Loss) Per Share	$0.80	$(0.20)	$0.81	$(0.05)

Comprehensive Income (Loss)	$780	$(140)	$938	$232

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
Net Cash Provided by Operating Activities	$2,212	$1,463

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(765)	(609)
Ground property and equipment, including technology	(220)	(395)
Purchase of investments	(479)	(479)
Virgin Atlantic investment	(360)	—
Redemption of investments	612	514
Other, net	21	(32)
Net cash used in investing activities	(1,191)	(1,001)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(621)	(741)
Fuel card obligation	149	158
Other, net	—	3
Net cash used in financing activities	(472)	(580)

Net Increase (Decrease) in Cash and Cash Equivalents	549	(118)
Cash and cash equivalents at beginning of period	2,416	2,657
Cash and cash equivalents at end of period	$2,965	$2,539

Non-Cash Transactions:
SkyMiles used pursuant to advance purchase under American Express Agreements	$167	$167
Build-to-suit leased facilities	85	154

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K. We reclassified certain prior period amounts, none of which were material individually or in total, to conform to the current period presentation.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of operating results for the entire year.

As described in Note 12, we became the sole owner of Pinnacle Airlines, Inc. ("Pinnacle") on May 1, 2013 pursuant to a confirmed plan of reorganization in the bankruptcy cases of Pinnacle and its affiliates. Prior to this acquisition, Pinnacle served as a Delta Connection carrier under a capacity purchase agreement where we purchased all of Pinnacle's seat inventory and marketed it under the Delta tradename. Accordingly, Pinnacle's passenger revenue was included in regional carriers passenger revenue in Delta's Consolidated Statements of Operations and Comprehensive Income (Loss). All of the expenses Delta incurred under this arrangement were included in contract carrier arrangements expense. Subsequent to this acquisition, we have maintained this presentation and have re-titled contract carrier arrangements expense to regional carrier expense to reflect the inclusion of a wholly-owned regional carrier. This presentation aligns with the regional revenue presentation on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Accounting for Refinery Related Buy/Sell Agreements

To the extent that we receive jet fuel for non-jet fuel products (as defined in Note 2 below) exchanged under buy/sell agreements, we account for these transactions as non-monetary exchanges. We have recorded these non-monetary exchanges at the carrying amount of the non-jet fuel products transferred within aircraft fuel and related taxes on the Consolidated Statement of Operations.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income (loss), see Note 10.

NOTE 2. OIL REFINERY

Fuel expense is our single largest expense. Prior to our acquisition of the oil refinery, global demand for jet fuel and related products had increased while jet fuel refining capacity had decreased in the U.S. (particularly in the Northeast), resulting in increases in the refining margin reflected in the prices we paid for jet fuel. In June 2012, we purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we are paying.

Refinery Operations and Strategic Agreements

The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. In addition, we are selling most of the remaining production of non-jet fuel products to BP under a long-term buy/sell agreement, effectively exchanging those non-jet fuel products for jet fuel. Substantially all of the refinery's production of non-jet fuel products is included in these agreements. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2013 was $1.3 billion and $2.7 billion, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/ Other		Consolidated
Three Months Ended June 30
Operating revenue:	$9,707	$1,864			$9,707
Sales to airline segment			$(315)	(1)
Exchanged products			(1,347)	(2)
Sales of refined products to third parties			(202)	(3)
Operating income (loss)(4)	965	(51)	—		914
Interest expense, net	172	—	—		172
Depreciation and amortization expense	411	4	—		415
Total assets, end of period	44,567	1,205	—		45,772
Capital expenditures	332	6	—		338
Six Months Ended June 30
Operating revenue:	$18,207	$3,595			$18,207
Sales to airline segment			$(607)	(1)
Exchanged products			(2,668)	(2)
Sales of refined products to third parties			(320)	(3)
Operating income (loss)(4)	1,209	(73)	—		1,136
Interest expense, net	350	—	—		350
Depreciation and amortization expense	812	8	—		820
Capital expenditures	973	12	—		985

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location for jet fuel from the refinery, which is New York harbor.

(2)	Represents value of products exchanged under our buy/sell agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)
Includes allocations of $25 million and $44 million of losses for the three and six months ended June 30, 2013, respectively from the refinery segment to the airline segment, representing a portion of the refinery's inventory price risk.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2013	Level 1	Level 2	Level 3
Cash equivalents	$2,629	$2,629	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and investments	172	172	—	—
Long-term investments	92	65	27	—
Hedge derivatives, net
Fuel contracts	88	2	86	—
Interest rate contracts	(69)	—	(69)	—
Foreign currency exchange contracts	264	—	264	—

(in millions)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$2,176	$2,176	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and investments	344	344	—	—
Long-term investments	208	100	27	81
Hedge derivatives, net
Fuel contracts	249	27	222	—
Interest rate contracts	(66)	—	(66)	—
Foreign currency exchange contracts	123	—	123	—

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

Long-term Investments. Our long-term investments measured at fair value, primarily consisting of equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico and GOL Linhas Aéreas Inteligentes, S.A, the parent company of GOL, are classified in other noncurrent assets. Shares of Aeroméxico and GOL are traded on public exchanges and we have valued our investments based on quoted market prices. During the three months ended June 30, 2013, we sold our remaining auction rate securities, which were previously classified as Level 3 instruments.

Hedge Derivatives. Our derivative contracts are generally negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include crude oil, diesel fuel, jet fuel and heating oil as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 11% to 29% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

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

We generally do not designate our fuel derivative contracts as accounting hedges.We record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark to market adjustments ("MTM adjustments"). MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. During the three months ended June 30, 2013 and 2012, we recorded $78 million and $716 million in fuel hedge losses, respectively. During the six months ended June 30, 2013 and 2012, we recorded $1 million and $520 million in fuel hedge losses, respectively.

Hedge Position as of June 30, 2013

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$670	U.S. dollars	May 2019	$—	$—	$(20)	$(31)	$(51)
Interest rate contracts (fair value hedges)	$455	U.S. dollars	August 2022	—	—	(2)	(16)	(18)
Foreign currency exchange contracts	139,967	Japanese yen	June 2016	146	118	—	—	264
	460	Canadian dollars
Not designated as hedges
Fuel contracts	3,634	gallons - crude oil, diesel and jet fuel	December 2014	258	10	(170)	(10)	88
Total derivative contracts				$404	$128	$(192)	$(57)	$283

Hedge Position as of December 31, 2012

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$740	U.S. dollars	May 2019	$—	$—	$(22)	$(48)	$(70)
Interest rate contracts (fair value hedges)	$469	U.S. dollars	August 2022	—	6	(2)	—	4
Foreign currency exchange contracts	119,277	Japanese yen	December 2015	62	63	(1)	(1)	123
	430	Canadian dollars
Not designated as hedges
Fuel contracts	1,792	gallons - heating oil, crude oil and jet fuel	December 2013	511	—	(262)	—	249
Total derivative contracts				$573	$69	$(287)	$(49)	$306

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
June 30, 2013
Net derivative contracts	$240	$121	$(28)	$(50)	$283
December 31, 2012
Net derivative contracts	$320	$69	$(34)	$(49)	$306

Hedge Gains (Losses)
For the three and six months ended June 30, 2013 and 2012, gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2013	2012	2013	2012
Three Months Ended June 30
Foreign currency exchange contracts	$24	$—	$54	$(40)
Six Months Ended June 30
Foreign currency exchange contracts	$45	$(13)	$141	$83

As of June 30, 2013, we have recorded $146 million of net gains on cash flow hedge contracts in accumulated other comprehensive loss, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted net margin of $49 million and received net margin of $62 million as of June 30, 2013 and December 31, 2012, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

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

(in millions)	June 30, 2013	December 31, 2012
Total debt at par value	$12,155	$12,633
Unamortized discount, net	(467)	(527)
Net carrying amount	$11,688	$12,106
Fair value	$12,500	$13,000

Covenants

We were in compliance with all covenants in our financing agreements at June 30, 2013.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Future aircraft purchase commitments at June 30, 2013 total approximately $7.7 billion and include 100 B-737-900ER aircraft, 18 B-787-8 aircraft and 40 CRJ-900 aircraft. Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights. We have obtained long-term financing commitments for a substantial portion of the purchase price of 40 CRJ-900 and 100 B-737-900ER aircraft.

(in millions)	Total
Six months ending December 31, 2013	$775
2014	1,500
2015	790
2016	785
2017	735
Thereafter	3,110
Total	$7,695

We also have agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft. Deliveries will begin later this year and continue through 2015. Our aircraft purchase commitments do not include orders that we have for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

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

Employees Under Collective Bargaining Agreements

At June 30, 2013, we had approximately 79,600 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

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

NOTE 7. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Severance and related costs	$—	$171	$—	$171
Facilities, fleet and other	34	22	136	49
Gain on slot exchange	—	—	—	(39)
Total restructuring and other items	$34	$193	$136	$181

Facilities, Fleet and Other. We recorded charges of 136 million in the six months ended June 30, 2013, primarily related to our domestic fleet restructuring initiative. Under the domestic fleet restructuring initiative, we are focused on removing older, less efficient aircraft from our fleet and replacing them with B-737-900ER, B-717-200 and CRJ-900 aircraft that we have committed to acquire. These fleet restructuring charges are related to older, retiring aircraft, including remaining lease payments for grounded aircraft, the acceleration of aircraft depreciation and lease return costs during the period.

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

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Balance as of December 31, 2012	$49	$77
Additional costs and expenses	—	6
Payments	(46)	(7)
Other	(3)	(5)
Balance as of June 30, 2013	$—	$71

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2013	2012	2013	2012
Three Months Ended June 30
Service cost	$—	$—	$12	$14
Interest cost	215	232	36	41
Expected return on plan assets	(184)	(176)	(21)	(19)
Amortization of prior service benefit	—	—	(7)	(6)
Recognized net actuarial loss	55	36	6	6
Settlements	—	—	—	104
Net periodic cost	$86	$92	$26	$140
Six Months Ended June 30
Service cost	$—	$—	$24	$29
Interest cost	430	464	72	82
Expected return on plan assets	(368)	(352)	(42)	(38)
Amortization of prior service benefit	—	—	(14)	(9)
Recognized net actuarial loss	111	72	12	12
Settlements	6	—	—	104
Net periodic cost	$179	$184	$52	$180

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

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At June 30, 2013, we had a $10.6 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During 2012, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we concluded as of June 30, 2013 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2013 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our valuation allowance as early as the end of 2013.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Deferred Tax Impact	Total
Balance at December 31, 2012	$(5,147)	$(286)	$(3,144)	$(8,577)
Changes in value	(29)	207	—	178
Reclassifications into earnings:
Actuarial losses(2)	113	—	—	113
Foreign currency exchange contracts(3)	—	(45)	—	(45)
Total reclassification into earnings	113	(45)	—	68
Tax effect	(33)	(61)	94	—
Balance at June 30, 2013	$(5,096)	$(185)	$(3,050)	$(8,331)

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Deferred Tax Impact	Total
Balance at December 31, 2011	$(3,899)	$(413)	$(2,454)	$(6,766)
Changes in value	127	72	—	199
Reclassifications into earnings:
Actuarial losses(2)	78	—	—	78
Foreign currency exchange contracts(3)	—	(1)	—	(1)
Total reclassification into earnings	78	(1)	—	77
Tax effect	(75)	(30)	105	—
Balance at June 30, 2012	$(3,769)	$(372)	$(2,349)	$(6,490)

(1)
Includes $321 million of deferred income tax expense that will remain in AOCI until all amounts in AOCI that relate to fuel derivatives which are designated as accounting hedges are recognized in the Consolidated Statement of Operations.

(2)	Reclassified to salaries and related costs

(3)	Reclassified to passenger revenue

NOTE 11. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income by the weighted average number of common shares outstanding. The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Net income (loss)	$685	$(168)	$692	$(44)

Basic weighted average shares outstanding	850	845	849	844
Dilutive effect of share based awards	9	—	7	—
Diluted weighted average shares outstanding	859	845	856	844

Basic earnings (loss) per share	$0.81	$(0.20)	$0.81	$(0.05)
Diluted earnings (loss) per share	$0.80	$(0.20)	$0.81	$(0.05)

Antidilutive common stock equivalents excluded from diluted earnings per share	12	23	13	23

NOTE 12. OTHER INVESTMENTS

Pinnacle Acquisition

In May 2013, Pinnacle emerged from bankruptcy and we became its sole owner pursuant to a confirmed plan of reorganization. Consideration totaled $30 million, primarily consisting of previous loans and advances we made to Pinnacle. The primary assets acquired and liabilities assumed related to 16 CRJ-900 aircraft with a fair value of $270 million and related debt of $240 million. These aircraft and 181 other aircraft operated by Pinnacle were already in service to Delta; accordingly, our capacity is unaffected by the acquisition.

Transatlantic Joint Venture With Virgin Atlantic

In June 2013, we purchased 49% of Virgin Atlantic, a privately held London-based airline, from Singapore Airlines for $360 million, which is accounted for under the equity method. We also entered into an agreement with Virgin Atlantic for a proposed joint venture with respect to operations on non-stop routes between the United Kingdom and North America. We and Virgin Atlantic have filed an application with the U.S. Department of Transportation for U.S. antitrust immunity with respect to the joint venture.

NOTE 13. DIVIDEND PAYABLE

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013. This dividend will be paid on September 10, 2013. In addition, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2013 Quarter Financial Highlights

Our net income for the June 2013 quarter was $685 million, or $0.80 per diluted share, which was an $853 million improvement year over year. Total operating revenue of $9.7 billion was consistent with the June 2012 quarter. Fuel expense decreased $724 million due to lower fuel hedge losses and a 7% decrease in the market price per gallon of jet fuel, partially offset by a 1% increase in consumption. For additional information regarding fuel expense, see "Fuel Expense" below.

Revenue. Passenger revenue increased $63 million due to 1% higher traffic and capacity. Passenger revenue per available seat mile ("PRASM") was consistent with the June 2012 quarter.

Operating Expense. Total operating expense decreased $805 million over the June 2012 quarter, driven primarily by lower fuel expense, aircraft maintenance and restructuring charges. Our consolidated operating cost per available seat mile ("CASM") for the June 2013 quarter decreased 9% to 14.69 cents from 16.16 cents in the June 2012 quarter, primarily reflecting decreased fuel expense. For the June 2013 quarter, CASM-Ex (a non-GAAP financial measure) was 8.98 cents, or 2.5% higher than the June 2012 quarter, primarily due to increased salary expense. The non-GAAP financial measures used in this section are defined and reconciled in "Supplemental Information" below.

Fuel expense for the June 2013 quarter was $3.1 billion, including regional carriers; our average price per gallon, adjusted was $3.03 (a non-GAAP financial measure as defined and reconciled in "Operating Expense" below) which was $0.34 lower than the June 2012 quarter. For a discussion regarding fuel expense (including the refinery results) see page 19.

Company Initiatives

Capital Deployment Program

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013. This dividend will be paid on September 10, 2013. In addition, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016.

Strengthening the Balance Sheet

We continue to focus on cash flow generation toward our goal of further strengthening our balance sheet. We finished the June 2013 quarter with $5.7 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). During the first six months of 2013, we generated $2.2 billion in cash from operating activities, reduced debt by $488 million and funded capital expenditures, while maintaining a solid liquidity position.

Structural Cost Initiatives

We initiated a $1 billion structural cost initiatives program in 2012. These initiatives are designed to improve our cost efficiency while maintaining our operational performance and revenue generation and include:

•Domestic fleet restructuring to retire older, less efficient aircraft from our fleet;
•Maintenance redesign, focusing on improving our processes and resource management;
•Distribution platforms to increase the use of cost effective and value-added distribution channels such as delta.com;
•Staffing efficiency to generate higher productivity levels through technology and improved staffing models; and
•Emphasis on other costs to improve efficiency.

We are realizing a portion of the benefits of the structural cost initiatives in 2013. The increase in CASM-Ex in the first half of 2013 is expected to moderate in the second half of the year, with the benefits of these initiatives increasing through 2015.

Domestic fleet restructuring is a key part of our structural cost initiatives, and is focused on lowering unit costs while investing in our fleet to enhance the customer experience. We are restructuring our domestic fleet by reducing our 50-seat regional flying and replacing other older, less cost effective aircraft with newer, more efficient aircraft. Agreements with SkyWest Airlines, Inc. and Bombardier Aerospace, as well as our acquisition of Pinnacle Airlines, Inc., have produced a path for us to eliminate more than 200 50-seat aircraft. We are replacing these aircraft and older B-757-200 aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900ER aircraft.

In 2012, we entered into an agreement with Bombardier Aerospace to purchase 40 CRJ-900 aircraft with 12 deliveries this year and 28 in 2014. Also in 2012, we finalized agreements with Southwest Airlines and The Boeing Company ("Boeing") to lease 88 B-717-200 aircraft. Delivery of the aircraft will begin in September 2013, with a total of 16 aircraft expected to be delivered in 2013 and 36 aircraft deliveries in each of 2014 and 2015. These B-717-200 aircraft are 110-seat aircraft and will feature new, fully upgraded interiors, with 12 First Class seats, 15 Economy Comfort seats and in-flight WiFi throughout the cabin.

In 2011, we entered into an agreement with Boeing to purchase 100 new fuel efficient B-737-900ER aircraft. We will add these aircraft to our fleet beginning in September 2013 through 2018, primarily replacing older B-757-200 aircraft. We expect the B-737-900ER to offer an industry leading customer experience, including expanded carry-on baggage space and a spacious cabin. Additionally, we continue to increase our MD-90 fleet with previously owned aircraft that offer a lower total cost of ownership.

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

New York Strategy, including our investment in Virgin Atlantic

In addition to building a domestic hub at LGA and creating a state of the art facility at JFK, we purchased a 49% interest in Virgin Atlantic from Singapore Airlines for $360 million. We plan to collaborate with Virgin Atlantic for operations on non-stop routes between the United Kingdom and North America, and have applied for antitrust immunity with the Department of Transportation. The antitrust immunized joint venture will allow for joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling with respect to operations on joint venture routes between New York and London. Virgin Atlantic has a significant presence at London's Heathrow airport, which is access controlled. London's Heathrow airport is the airport of choice for business travelers traveling to and from London. Along with our state of the art facility at JFK, we believe our relationship with Virgin Atlantic will provide our customers superior service and connectivity between New York and London.

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

We are also investing more than $160 million in a renovation and expansion project at LaGuardia to enhance the customer experience. In December 2012, we opened a connector linking Terminals C and D and in September 2012 we opened a new SkyClub in Terminal C. Ongoing investments include expanded security lanes and a baggage handling system in both terminals as well as an expanded SkyClub in Terminal D.

JFK. While our expanded LaGuardia schedule is focused on providing industry-leading domestic service, we are optimizing our international and trans-continental flight schedule at JFK to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners.

Prior to beginning our JFK redevelopment project, we primarily operated domestic flights out of Terminal 2 and international flights out of Terminal 3. Our initial five-year project at JFK to expand and enhance Terminal 4, which began in 2010 is on schedule. We have constructed nine new international gates in Terminal 4, which opened in May 2013. We have relocated our operations from Terminal 3 to our newly constructed facilities at Terminal 4 and have begun the demolition of Terminal 3. During 2013, we announced plans for an additional $180 million expansion project that will add 11 gates at Terminal 4. With the expansion, we will relocate our regional jet operations from Terminal 2 to Terminal 4. We expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance.

Fuel Expense, including refinery results

Fuel Expense. Fuel expense is our largest expense, representing approximately 35% of total operating expenses. For the June 2013 quarter, our total fuel expense decreased $724 million (including our regional carriers under capacity purchase agreements) compared to the June 2012 quarter. Excluding mark-to-market adjustments on hedges recorded in periods other than the settlement period ("MTM adjustments"), our fuel price per gallon, adjusted (a non-GAAP financial measure) for the quarter was $3.03 per gallon, compared to $3.37 per gallon for the June 2012 quarter. The market volatility of jet fuel prices greatly impacts our financial results. We manage our fuel cost through three primary methods: purchase agreements, fuel hedging and the operation of a refinery.
Fuel Purchase Cost. The market price per gallon of jet fuel decreased 7%, compared to the June 2012 quarter, which lowered our purchase cost of fuel. This decrease was partially offset by a 1% increase in consumption on higher capacity.
Fuel Hedging Program Impact. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel.

During the June 2013 quarter, our consolidated fuel hedge loss was $78 million. This hedge loss included $125 million of MTM loss adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period.

Refinery Segment Impact. Global demand for jet fuel and related products continues to increase while jet fuel refining capacity has declined in the U.S. (particularly in the Northeast), which increases the price we paid for jet fuel. We purchased an oil refinery in June 2012 as part of our strategy to manage the cost of jet fuel. Production at the refinery commenced in September 2012.
The refinery produces primarily gasoline, diesel and jet fuel. Under multi-year agreements, we are effectively exchanging the non-jet fuel products with Phillips 66 and BP for jet fuel to be used in our airline operations. The refinery produced 182,000 barrels per day in the June 2013 quarter. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 156,000 barrels per day of jet fuel for use in airline operations.

A refinery must satisfy U.S. Environmental Protection Agency requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. We believe that holders of RINs are withholding them from the secondary market as a consequence of these requirements, which have been increasing annually. This reduction of available RINs significantly impairs the secondary market as a means of compliance. The Company is pursuing regulatory and legislative solutions to this problem.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA and is, therefore exposed to the market price of RINs. The average historical price of RINs ranged from $0.02 to $0.05 per RIN in prior years, but increased to over $0.80 per RIN during the first half of 2013. Purchasing RINs, if available in the secondary market, at the current market price or higher prices would have a material impact on our results of operations and cash flows for the full year. For the June 2013 quarter, we recognized approximately $50 million of expense related to these renewable energy regulations, which is included in the refinery's results.
The refinery recorded a loss of $51 million in the June 2013 quarter, or five cents per gallon. The loss is primarily attributable to higher RINs expense as mentioned above. However, we believe the increase of jet fuel in the marketplace from our refinery's production has contributed to the reduction of overall jet fuel prices, and lowered our cost of jet fuel.

Results of Operations - Three Months Ended June 30, 2013 and 2012

Operating Revenue

	Three Months Ended June 30,
(in millions)	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$6,796	$6,620	$176	3%
Regional carriers	1,698	1,811	(113)	(6)%
Total passenger revenue	8,494	8,431	63	1%
Cargo	232	262	(30)	(11)%
Other	981	1,039	(58)	(6)%
Total operating revenue	$9,707	$9,732	$(25)	—%

		Increase (Decrease) vs. Three Months Ended June 30, 2012
(in millions)	Three Months Ended June 30, 2013	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$3,885	4%	1%	3%	2%	1%	(1.4	) pts
Atlantic	1,578	2%	2%	1%	1%	1%	0.5	pts
Pacific	841	(2)%	1%	(3)%	(3)%	—%	2.7	pts
Latin America	492	4%	6%	2%	(2)%	1%	2.9	pts
Total Mainline	6,796	3%	2%	2%	1%	1%	—
Regional carriers	1,698	(6)%	(7)%	(4)%	1%	(2)%	(2.6	) pts
Total passenger revenue	$8,494	1%	1%	1%	—%	—%	(0.3	) pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $63 million, or 1%, as PRASM and passenger mile yield were consistent with the June 2012 quarter. Capacity increased 1% in the domestic region and was consistent with the June 2012 quarter in international regions.

International mainline passenger revenue remained flat over June quarter 2012. Atlantic PRASM was up 1%, driven by a 1% increase in yield. Latin America passenger revenue increased 4%, driven by a 6% increase in traffic, partially offset by a 2% decline in yield. Pacific passenger revenue was negatively impacted by the weakening of the Japanese yen.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Aircraft fuel and related taxes	$2,595	$3,305	$(710)	(21)%
Salaries and related costs	1,922	1,825	97	5%
Regional carrier expense	1,444	1,416	28	2%
Aircraft maintenance materials and outside repairs	472	548	(76)	(14)%
Depreciation and amortization	415	388	27	7%
Contracted services	409	397	12	3%
Passenger commissions and other selling expenses	408	393	15	4%
Landing fees and other rents	359	347	12	3%
Passenger service	197	187	10	5%
Profit sharing	118	135	(17)	(13)%
Aircraft rent	55	68	(13)	(19)%
Restructuring and other items	34	193	(159)	(82)%
Other	365	396	(31)	(8)%
Total operating expense	$8,793	$9,598	$(805)	(8)%

Fuel Expense. Including regional carriers under capacity purchase agreements, fuel expense decreased $724 million due to a 7% decrease in fuel purchase cost price per gallon and lower fuel hedge losses, partially offset by a 1% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2013	2012
Aircraft fuel and related taxes(1)	$2,595	$3,305	$(710)
Aircraft fuel and related taxes included within regional carrier expense	507	521	(14)
Total fuel expense	$3,102	$3,826	$(724)	(19)%

Total fuel consumption (gallons)	981	968	13	1%
Average price per gallon	$3.16	$3.95	(0.79)	(20)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted, which is a non-GAAP financial measure. We exclude MTM adjustments, which are based on market prices as of the end of the reporting period for contracts settling in future periods, since such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period.

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data)(1)	2013	2012		2013	2012
Fuel purchase cost	$2,935	$3,110	$(175)	$2.99	$3.21	$(0.22)
Airline segment fuel hedge losses	116	716	(600)	0.12	0.74	(0.62)
Refinery segment impact	51	—	51	0.05	—	0.05
Total fuel expense	$3,102	$3,826	$(724)	$3.16	$3.95	$(0.79)
MTM adjustments	(125)	(561)	$436	(0.13)	(0.58)	$0.45
Total fuel expense, adjusted	$2,977	$3,265	$(288)	$3.03	$3.37	$(0.34)

(1)	Includes loss allocation of $25 million for the three months ended June 30, 2013 from the refinery segment to the airline segment, representing a portion of the refinery's inventory price risk.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to employee pay increases.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The decrease in maintenance costs is primarily due to lower costs of sales on lower sales to third parties of our MRO services and the cyclical timing of maintenance events on our fleet.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations - Six Months Ended June 30, 2013 and 2012

Operating Revenue

	Six Months Ended June 30,
(in millions)	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$12,656	$12,282	$374	3%
Regional carriers	3,158	3,375	(217)	(6)%
Total passenger revenue	15,814	15,657	157	1%
Cargo	470	506	(36)	(7)%
Other	1,923	1,982	(59)	(3)%
Total operating revenue	$18,207	$18,145	$62	—%

		Increase (Decrease) vs. Six Months Ended June 30, 2012
(in millions)	Six Months Ended June 30, 2013	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$7,300	5%	1%	2%	4%	3%	(0.5	) pts
Atlantic	2,596	(1)%	(2)%	(4)%	1%	3%	1.9	pts
Pacific	1,713	1%	2%	(2)%	(1)%	2%	3.0	pts
Latin America	1,047	5%	7%	2%	(2)%	3%	3.8	pts
Total Mainline	12,656	3%	1%	—%	2%	3%	1.0	pts
Regional carriers	3,158	(6)%	(8)%	(6)%	2%	—%	(1.8	) pts
Total passenger revenue	$15,814	1%	—%	(1)%	1%	2%	0.6	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $157 million, or 1%, on a 2% PRASM increase and a 1% increase in passenger mile yield. Capacity was consistent with the six months ended June 30, 2012 in the domestic region and decreased 2% in international regions.

International mainline passenger revenue increased 1% over the six months ended June 30, 2012. Atlantic PRASM was up 3%, driven by a 1% increase in yield on a 4% reduction in capacity. Latin America passenger revenue increased 5%, driven by a 7% increase in traffic offset by a 2% decline in yield.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Aircraft fuel and related taxes	$4,884	$5,538	$(654)	(12)%
Salaries and related costs	3,833	3,588	245	7%
Regional carrier expense	2,843	2,791	52	2%
Aircraft maintenance materials and outside repairs	963	1,109	(146)	(13)%
Depreciation and amortization	820	774	46	6%
Contracted services	810	775	35	5%
Passenger commissions and other selling expenses	765	773	(8)	(1)%
Landing fees and other rents	682	652	30	5%
Passenger service	361	358	3	1%
Profit sharing	138	135	3	2%
Aircraft rent	115	143	(28)	(20)%
Restructuring and other items	136	181	(45)	(25)%
Other	721	812	(91)	(11)%
Total operating expense	$17,071	$17,629	$(558)	(3)%

Fuel Expense. Including regional carriers under capacity purchase agreements, fuel expense decreased $675 million due to a 5% decrease in fuel purchase cost price per gallon and lower fuel hedge losses. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2013	2012
Aircraft fuel and related taxes(1)	$4,884	$5,538	$(654)
Aircraft fuel and related taxes included within regional carrier expense	1,026	1,047	(21)
Total fuel expense	$5,910	$6,585	$(675)	(10)%

Total fuel consumption (gallons)	1,856	1,854	2	—%
Average price per gallon	$3.18	$3.55	$(0.37)	(10)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data)(1)	2013	2012		2013	2012
Fuel purchase cost	$5,779	$6,065	$(286)	$3.11	$3.27	$(0.16)
Airline segment fuel hedge losses	58	520	(462)	0.03	0.28	(0.25)
Refinery segment impact	73	—	73	0.04	—	0.04
Total fuel expense	$5,910	$6,585	$(675)	$3.18	$3.55	$(0.37)
MTM adjustments	(101)	(410)	309	(0.05)	(0.22)	0.17
Total fuel expense, adjusted	$5,809	$6,175	$(366)	$3.13	$3.33	$(0.20)

(1)	Includes loss allocation of $44 million for the six months ended June 30, 2013 from the refinery segment to the airline segment, representing a portion of the refinery's inventory price risk.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to employee pay increases.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The decrease in maintenance costs is primarily due to lower costs of sales on lower sales to third parties of our MRO services and the cyclical timing of maintenance events on our fleet.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

The following table shows the components of our income tax benefit (provision):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
International and state income tax provision	$(7)	$(4)	$(9)	$(7)
Alternative minimum tax refunds	6	—	12	—
Income tax (provision) benefit	$(1)	$(4)	$3	$(7)

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. During the Six Months Ended three and six months ended June 30, 2013 and 2012, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance. At June 30, 2013, we had a $10.6 billion valuation allowance established against our deferred income tax assets. During 2012, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we concluded as of June 30, 2013 that the valuation allowance was still needed on our net deferred tax assets, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2013 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our valuation allowance as early as the end of 2013.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated(1)	2013		2012		2013		2012
Revenue passenger miles (millions)	50,781		50,520		93,859		93,871
Available seat miles (millions)	59,880		59,382		112,902		113,790
Passenger mile yield	16.73	¢	16.69	¢	16.85	¢	16.68	¢
Passenger revenue per available seat mile	14.19	¢	14.20	¢	14.01	¢	13.76	¢
Operating cost per available seat mile (CASM)	14.69	¢	16.16	¢	15.12	¢	15.49	¢
CASM-Ex(2)	8.98	¢	8.77	¢	9.34	¢	9.01	¢
Passenger load factor	84.8%		85.1%		83.1%		82.5%
Fuel gallons consumed (millions)	981		968		1,856		1,854
Average price per gallon(3)	$3.16		$3.95		$3.18		$3.55
Average price per gallon, adjusted(2)	$3.03		$3.37		$3.13		$3.33
Full-time equivalent employees, end of period	79,629		80,646

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure as defined in "Operating Expense" above.

(3)	Includes the impact of fuel hedge activity.

Fleet Information

Our operating aircraft fleet, commitments and options at June 30, 2013 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)(4)	Lease	Options(4)
B-717-200	—	—	—	—	—	—	88	—
B-737-700	10	—	—	10	4.4	—	—	—
B-737-800	73	—	—	73	12.4	—	—	—
B-737-900ER	—	—	—	—	—	100	—	30
B-747-400	4	9	3	16	19.6	—	—	—
B-757-200	89	28	29	146	19.5	—	—	—
B-757-300	16	—	—	16	10.3	—	—	—
B-767-300	10	2	4	16	22.4	—	—	—
B-767-300ER	51	5	2	58	17.3	—	—	3
B-767-400ER	21	—	—	21	12.3	—	—	5
B-777-200ER	8	—	—	8	13.4	—	—	—
B-777-200LR	10	—	—	10	4.2	—	—	8
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	11.4	—	—	—
A320-200	50	—	19	69	18.3	—	—	—
A330-200	11	—	—	11	8.2	—	—	—
A330-300	21	—	—	21	7.8	—	—	—
MD-88	71	46	—	117	23.0	—	—	—
MD-90	53	8	—	61	16.2	—	—	—
DC9-50	17	—	—	17	34.8	—	—	—
Total	570	98	59	727	17.2	118	88	46

(1)	Excludes certain aircraft we own or lease which are operated by regional carriers on our behalf shown in the table below.

(2)	Excludes our orders for five A319-100 aircraft and two A320-200 aircraft because we have the right to cancel these orders.

(3)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(4)	In addition, we have purchase commitments for 40 CRJ-900 aircraft and options for 30 CRJ-900 aircraft and 31 Embraer 175 aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at June 30, 2013:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Pinnacle Airlines, Inc.	140	—	41	—	—	—	181
ExpressJet Airlines, Inc.	81	41	28	—	—	—	150
SkyWest Airlines, Inc.	50	19	32	—	—	—	101
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	38	—	—	38
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	271	82	101	38	20	52	564

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2013, we had $5.7 billion in unrestricted liquidity, consisting of $3.9 billion in cash and cash equivalents and short-term investments and $1.8 billion in undrawn revolving credit facilities.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $2.2 billion and $1.5 billion in the six months ended June 30, 2013 and 2012, respectively. We also expect to generate positive cash flows from operations for the remainder of 2013.

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

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 35% of our total operating expenses for the June 2013 quarter. The market price for jet fuel is highly volatile and can vary significantly from period to period. This price volatility affects our cash flows from operations, impacting comparability from period to period.

We have jet fuel inventories at various airport locations, which are used in our airline operations. Also, our oil refinery, which we acquired in 2012, produces and holds refined oil products. Jet fuel and refined oil product inventories are recorded as Fuel Inventory.

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

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the The Pension Protection Act of 2006. We contributed $650 million to our defined benefit pension plans during six months ended June 30, 2013, which satisfied, on an accelerated basis, our required contributions for our defined benefit plans for 2013.

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

Investing and Financing

Investing Activities

We incurred capital expenditures of $985 million and $1.0 billion in the six months ended June 30, 2013 and 2012, respectively. Our capital expenditures in the first six months of 2013 were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhance our product offering. Also during the June 2013 quarter, we purchased a 49% equity investment in Virgin Atlantic for $360 million.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest more than $2.5 billion in 2013 primarily for aircraft, aircraft modifications and the June 2013 equity investment in Virgin Atlantic. We expect that the 2013 investments will be funded through cash from operations and new financings.

Financing Activities

At June 30, 2013, total debt and capital leases, including current maturities, was $12.2 billion, a $488 million reduction from December 31, 2012 and a $5.0 billion reduction from December 31, 2009. We have focused on reducing our total debt over the past few years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced previous financing transactions, which we expect to reduce our total future interest expense.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013. This dividend will be paid on September 10, 2013. In addition, the Board of Directors has authorized a $500 million share repurchase program, to be completed no later than June 30, 2016.

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

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At June 30, 2013, we had a $10.6 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax asset.

During 2012, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we concluded as of June 30, 2013 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2013 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our valuation allowance as early as the end of 2013.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income (loss), see Note 10.

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

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure).

We exclude the following items from CASM to determine CASM-Ex for the reasons described:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The exclusion of aircraft fuel and related taxes from this measure (including our regional carriers under capacity purchase arrangements) allows investors to better understand and analyze our non-fuel costs and our year-over-year financial performance.

•
Ancillary businesses. Our ancillary businesses include aircraft maintenance and staffing services we provide to third parties and our vacation wholesale operations. Because these businesses are not related to the generation of a seat mile, we exclude the costs related to these businesses from this measure to provide a more meaningful comparison of costs of our airline operations to the rest of the airline industry.

•
Profit sharing. We exclude profit sharing because this exclusion allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

•
Restructuring and other items. Because of the variability in restructuring and other items, the exclusion of this item from this measure is helpful to investors to analyze our recurring core operational cost performance in the period shown.

•
MTM adjustments. MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, excluding these adjustments allows investors to better understand and analyze our costs for the periods reported.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
CASM	14.69 ¢	16.16 ¢	15.12 ¢	15.49 ¢
Items excluded:
Aircraft fuel and related taxes	(4.96)	(5.49)	(5.14)	(5.42)
Ancillary businesses	(0.28)	(0.40)	(0.31)	(0.42)
Profit sharing	(0.20)	(0.23)	(0.12)	(0.12)
Restructuring and other items	(0.06)	(0.33)	(0.12)	(0.16)
MTM adjustments	(0.21)	(0.94)	(0.09)	(0.36)
CASM-Ex	8.98 ¢	8.77 ¢	9.34 ¢	9.01 ¢

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

Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices change significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the six months ended June 30, 2013, aircraft fuel and related taxes, including our regional carriers under capacity purchase agreements, accounted for $5.9 billion, or 35%, of our total operating expense. We recognized $1 million of net fuel hedge losses during the six months ended June 30, 2013, including $101 million of mark-to-market losses primarily relating to hedge contracts settling in future periods.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at June 30, 2013 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Six Months Ending December 31, 2013			Fuel Hedge Margin Received from (Posted to) Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(1,090)	$450	$(640)	$530
+ 10%	(540)	240	(300)	210
- 10%	540	(30)	510	(140)
- 20%	1,090	(210)	880	(680)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.78, excluding transportation costs and taxes, at June 30, 2013 and estimated fuel consumption of 2.0 billion gallons for the six months ended December 31, 2013.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2013 and 2012 and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' (deficit) equity for the year then ended (not present herein) and in our report dated February 12, 2013, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2012, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia	/s/ Ernst & Young LLP
August 1, 2013

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
Under the Energy Independence and Security Act of 2007, the U.S. Environmental Protection Agency (“EPA”) has adopted Renewable Fuel Standards (“RFS”) that mandate the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers (“RINs”) are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA and is, therefore exposed to the market price of RINs. Market prices for RINs have recently become volatile and have increased significantly during 2013. We cannot predict the future prices of RINs. Purchasing RINs, if available in the secondary market, at the current market price or higher prices would have a material impact on our results of operations and cash flows for the full year.
Existing laws or regulations could change and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. The RFS mandate increased in 2013 and could increase further in future years. Increases in the volume of renewable fuels that must be blended into Monroe's products could limit the refinery's production if sufficient numbers of RINs are not available for purchase or relief from this requirement is not obtained, which could have an adverse effect on our consolidated financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of common stock to satisfy tax withholding obligations during the June 2013 quarter from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs
April 2013	7,039	$15.68	7,039	(1)
May 2013	2,024	$16.94	2,024	(1)
June 2013	4,749	$18.01	4,749	(1)
Total	13,812		13,812

(1)
Shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the "2007 Plan"). The 2007 Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

ITEM 5. OTHER INFORMATION
On July 26, 2013, the Delta Air Lines, Inc. Board of Directors adopted revised stock ownership guidelines for its executive officers and non-employee Directors. The revised guidelines are summarized below and are effective immediately:
The Chief Executive Officer, President, Executive Vice Presidents and Senior Vice Presidents named as the Company's executive officers under Section 16(b) of the Securities Exchange Act are required to beneficially own a number of shares of Delta common stock equal to or greater than the amounts specified below:

Level	Shares equal to Multiple of Base Salary	Or	Shares
CEO	8 times		400,000
President	6 times		200,000
Executive Vice Presidents	4 times		150,000
Section 16 SVPs	4 times		75,000

Non-employee Directors are required to beneficially own 35,000 shares of Delta common stock. Unvested restricted stock and certain shares owned by related parties are included in the calculation of shares owned by an executive officer or a non-employee Director. Shares of stock that a person has the right to acquire through the exercise of stock options (whether or not vested) and awards of performance shares not yet paid are not included in the calculation of shares owned for the purpose of these guidelines.

The above ownership levels must be achieved within five years after a person's initial appointment as an executive officer or election as a non-employee Director. In addition, each person must hold at least fifty percent of all “net shares” received through restricted stock vesting or realized through stock option exercises until he or she achieves the applicable guidelines.

The stock ownership guidelines are available on the investor relations page of www.delta.com.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Terms of 2013 Restricted Stock Awards for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013

31.2	Certification by Delta's Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013

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
August 1, 2013