Form 10-Q
period 2013-09-30
DELTA AIR LINES INC /DE/
filed 2013-10-23
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2013:
Common Stock, $0.0001 par value - 855,545,884 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,018	$2,416
Short-term investments	959	958
Restricted cash, cash equivalents and short-term investments	213	375
Accounts receivable, net of an allowance for uncollectible accounts of $23 and $36 at September 30, 2013 and December 31, 2012, respectively	1,969	1,693
Fuel inventory	679	619
Expendable parts and supplies inventories, net of an allowance for obsolescence of $126 and $127 at September 30, 2013 and December 31, 2012, respectively	353	404
Deferred income taxes, net	405	463
Prepaid expenses and other	1,355	1,344
Total current assets	8,951	8,272
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $7,478 and $6,656 at September 30, 2013 and December 31, 2012, respectively	21,297	20,713
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $719 and $670 at September 30, 2013 and December 31, 2012, respectively	4,675	4,679
Other noncurrent assets	1,280	1,092
Total other assets	15,749	15,565
Total assets	$45,997	$44,550
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,823	$1,627
Air traffic liability	4,583	3,696
Accounts payable	2,592	2,293
Accrued salaries and related benefits	1,769	1,680
Frequent flyer deferred revenue	1,554	1,806
Taxes payable	697	585
Fuel card obligation	545	455
Other accrued liabilities	571	1,128
Total current liabilities	14,134	13,270
Noncurrent Liabilities:
Long-term debt and capital leases	10,077	11,082
Pension, postretirement and related benefits	15,379	16,005
Frequent flyer deferred revenue	2,568	2,628
Deferred income taxes, net	1,993	2,047
Other noncurrent liabilities	1,709	1,649
Total noncurrent liabilities	31,726	33,411
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 873,523,221 and 867,866,505 shares issued at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	14,096	14,069
Accumulated deficit	(5,379)	(7,389)
Accumulated other comprehensive loss	(8,324)	(8,577)
Treasury stock, at cost, 17,977,337 and 16,464,472 shares at September 30, 2013 and December 31, 2012, respectively	(256)	(234)
Total stockholders' equity (deficit)	137	(2,131)
Total liabilities and stockholders' equity (deficit)	$45,997	$44,550

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Operating Revenue:
Passenger:
Mainline	$7,566	$6,994	$20,222	$19,276
Regional carriers	1,688	1,679	4,846	5,055
Total passenger revenue	9,254	8,673	25,068	24,331
Cargo	229	244	699	749
Other	1,007	1,006	2,930	2,988
Total operating revenue	10,490	9,923	28,697	28,068

Operating Expense:
Aircraft fuel and related taxes	2,291	2,221	7,175	7,759
Salaries and related costs	1,976	1,850	5,809	5,438
Regional carrier expense	1,459	1,447	4,302	4,238
Aircraft maintenance materials and outside repairs	474	493	1,437	1,602
Contracted services	429	402	1,239	1,177
Depreciation and amortization	418	392	1,238	1,166
Passenger commissions and other selling expenses	447	440	1,212	1,213
Landing fees and other rents	378	360	1,060	1,012
Passenger service	214	201	575	559
Profit sharing	249	174	387	309
Aircraft rent	47	65	162	208
Restructuring and other items	106	149	242	330
Other	439	421	1,160	1,233
Total operating expense	8,927	8,615	25,998	26,244

Operating Income	1,563	1,308	2,699	1,824

Other (Expense) Income:
Interest expense, net	(176)	(195)	(526)	(623)
Amortization of debt discount, net	(37)	(48)	(120)	(148)
Loss on extinguishment of debt	—	(12)	—	(12)
Miscellaneous, net	13	(1)	(1)	(27)
Total other expense, net	(200)	(256)	(647)	(810)

Income Before Income Taxes	1,363	1,052	2,052	1,014

Income Tax Benefit (Provision)	6	(5)	9	(11)

Net Income	$1,369	$1,047	$2,061	$1,003

Basic Earnings Per Share	$1.61	$1.24	$2.42	$1.19
Diluted Earnings Per Share	$1.59	$1.23	$2.40	$1.18

Comprehensive Income	$1,376	$1,073	$2,314	$1,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
Net Cash Provided by Operating Activities	$3,373	$1,926

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,276)	(885)
Ground property and equipment, including technology	(340)	(545)
Purchase of Virgin Atlantic shares	(360)	—
Purchase of short-term investments	(719)	(719)
Redemption of short-term investments	869	757
Other, net	18	(37)
Net cash used in investing activities	(1,808)	(1,429)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(968)	(1,410)
Cash dividends	(51)	—
Proceeds from long-term obligations	68	480
Repurchase of common stock	(93)	—
Fuel card obligation	90	73
Other, net	(9)	(23)
Net cash used in financing activities	(963)	(880)

Net Increase (Decrease) in Cash and Cash Equivalents	602	(383)
Cash and cash equivalents at beginning of period	2,416	2,657
Cash and cash equivalents at end of period	$3,018	$2,274

Non-Cash Transactions:
SkyMiles used pursuant to advance purchase under American Express Agreements	$250	$250
Build-to-suit leased facilities	103	141

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results for the entire year.

As described in Note 13, we became the sole owner of Endeavor Air, Inc. ("Endeavor"), formerly Pinnacle Airlines, Inc., on May 1, 2013, pursuant to a confirmed plan of reorganization in the bankruptcy cases of Endeavor and its affiliates. Prior to this acquisition, Endeavor served as a Delta Connection carrier under a capacity purchase agreement where we purchased all of Endeavor's seat inventory and marketed it under the Delta tradename. Accordingly, Endeavor's passenger revenue was included in regional carriers passenger revenue in Delta's Consolidated Statements of Operations and Comprehensive Income. All of the expenses Delta incurred under this arrangement were included in contract carrier arrangements expense. Subsequent to this acquisition, we have maintained this presentation and have re-titled contract carrier arrangements expense as regional carrier expense to reflect the inclusion of a wholly-owned regional carrier. This presentation aligns with the regional revenue presentation on the Consolidated Statements of Operations and Comprehensive Income.

Accounting for Refinery Related Buy/Sell Agreements

To the extent that we receive jet fuel for non-jet fuel products (as defined in Note 2) exchanged under buy/sell agreements, we account for these transactions as non-monetary exchanges. We have recorded these non-monetary exchanges at the carrying amount of the non-jet fuel products transferred within aircraft fuel and related taxes on the Consolidated Statement of Operations and Comprehensive Income.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income (loss), see Note 11.

NOTE 2. OIL REFINERY

Fuel expense is our single largest expense. Prior to our acquisition of an oil refinery, global demand for jet fuel and related products had increased while jet fuel refining capacity had decreased in the U.S. (particularly in the Northeast), resulting in increases in the refining margin reflected in the prices we paid for jet fuel. In June 2012, we purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we pay.

Refinery Operations and Strategic Agreements

The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. In addition, we are selling most of the remaining production of non-jet fuel products to BP under a long-term buy/sell agreement, effectively exchanging those non-jet fuel products for jet fuel. Substantially all of the refinery's production of non-jet fuel products is included in these agreements. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2013 was $1.5 billion and $4.2 billion, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/ Other		Consolidated
Three Months Ended September 30, 2013
Operating revenue:	$10,490	$1,892			$10,490
Sales to airline segment			$(320)	(1)
Exchanged products			(1,504)	(2)
Sales of refined products to third parties			(68)	(3)
Operating income(4)	1,560	3			1,563
Interest expense, net	176	—			176
Depreciation and amortization expense	413	5			418
Total assets, end of period	44,823	1,174			45,997
Capital expenditures	618	13			631
Nine Months Ended September 30, 2013
Operating revenue:	$28,697	$5,487			$28,697
Sales to airline segment			$(927)	(1)
Exchanged products			(4,172)	(2)
Sales of refined products to third parties			(388)	(3)
Operating income (loss)(4)	2,769	(70)			2,699
Interest expense, net	526	—			526
Depreciation and amortization expense	1,225	13			1,238
Capital expenditures	1,591	25			1,616

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

(4)
Includes allocations of $36 million of gains in the three months ended September 30, 2013 and $8 million of losses for the nine months ended September 30, 2013 from the refinery segment to the airline segment, representing a portion of the refinery's inventory price risk.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2013	Level 1	Level 2	Level 3
Cash equivalents	$2,702	$2,702	$—	$—
Short-term investments	959	959	—	—
Restricted cash equivalents and investments	209	209	—	—
Long-term investments	112	84	28	—
Hedge derivatives, net
Fuel contracts	333	57	276	—
Interest rate contracts	(66)	—	(66)	—
Foreign currency exchange contracts	193	—	193	—

(in millions)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$2,176	$2,176	$—	$—
Short-term investments	958	958	—	—
Restricted cash equivalents and investments	344	344	—	—
Long-term investments	208	100	27	81
Hedge derivatives, net
Fuel contracts	249	27	222	—
Interest rate contracts	(66)	—	(66)	—
Foreign currency exchange contracts	123	—	123	—

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

Long-term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, S.A, the parent company of GOL. Shares of the parent companies of Aeroméxico and GOL are traded on public exchanges and we have valued our investments based on quoted market prices. The investments are classified in other noncurrent assets. In 2013, we sold our remaining auction rate securities, which were previously classified as Level 3 instruments.

Hedge Derivatives. Our derivative contracts are generally negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Derivatives. Our fuel hedge portfolio consists of call options; put options; combinations of two or more call options and put options; swap contracts; and futures contracts. The products underlying the hedge contracts include crude oil, diesel fuel and jet fuel as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 12% to 28% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

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

We generally do not designate our fuel derivative contracts as accounting hedges.We record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark to market adjustments ("MTM adjustments"). MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. During the three months ended September 30, 2013 and 2012, we recorded $337 million and $414 million in fuel hedge gains, respectively. During the nine months ended September 30, 2013 and 2012, we recorded $336 million in fuel hedge gains and $106 million in fuel hedge losses, respectively.

Hedge Position as of September 30, 2013

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$588	U.S. dollars	May 2019	$—	$—	$(18)	$(30)	$(48)
Interest rate contracts (fair value hedges)	$445	U.S. dollars	August 2022	5	—	—	(23)	(18)
Foreign currency exchange contracts	128,713	Japanese yen	August 2016	118	76	—	(1)	193
	508	Canadian dollars
Not designated as hedges
Fuel contracts	4,110	gallons - crude oil, diesel and jet fuel	December 2014	487	10	(160)	(4)	333
Total derivative contracts				$610	$86	$(178)	$(58)	$460

Hedge Position as of December 31, 2012

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$740	U.S. dollars	May 2019	$—	$—	$(22)	$(48)	$(70)
Interest rate contracts (fair value hedges)	$469	U.S. dollars	August 2022	—	6	(2)	—	4
Foreign currency exchange contracts	119,277	Japanese yen	December 2015	62	63	(1)	(1)	123
	430	Canadian dollars
Not designated as hedges
Fuel contracts	1,792	gallons - heating oil, crude oil and jet fuel	December 2013	511	—	(262)	—	249
Total derivative contracts				$573	$69	$(287)	$(49)	$306

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
September 30, 2013
Net derivative contracts	$457	$84	$(28)	$(53)	$460
December 31, 2012
Net derivative contracts	$320	$69	$(34)	$(49)	$306

Designated Hedge Gains (Losses)
For the three and nine months ended September 30, 2013 and 2012, gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2013	2012	2013	2012
Three Months Ended September 30,
Foreign currency exchange contracts	$55	$(8)	$(70)	$(27)
Nine Months Ended September 30,
Foreign currency exchange contracts	$100	$(21)	$70	$56

As of September 30, 2013, we have recorded $118 million of net gains on cash flow hedge contracts in accumulated other comprehensive loss, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we received net margin of $75 million and $62 million as of September 30, 2013 and December 31, 2012, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

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

(in millions)	September 30, 2013	December 31, 2012
Total debt at par value	$11,820	$12,633
Unamortized discount, net	(429)	(527)
Net carrying amount	$11,391	$12,106
Fair value	$12,100	$13,000

Covenants

We were in compliance with all covenants in our financing agreements at September 30, 2013.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Future aircraft purchase commitments at September 30, 2013 total approximately $9.9 billion and include 99 B-737-900ER, 37 CRJ-900, 30 A321-200, 18 B-787-8 and 10 A330-300 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of all of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(in millions)	Total
Three months ending December 31, 2013	$600
2014	1,695
2015	1,215
2016	1,700
2017	1,495
Thereafter	3,150
Total	$9,855

We also have agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft. We took delivery of one B-717-200 aircraft in September 2013 and deliveries will continue through 2015.

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

Employees Under Collective Bargaining Agreements

At September 30, 2013, we had approximately 77,900 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims from acts of terrorism, war or similar events and (2) increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through December 31, 2013, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to our operations.

Other

We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase equipment specific to a contract, if we terminate these contracts without cause prior to its expiration date. Because these obligations are contingent on our termination of a contract without cause prior to its expiration date, no obligation would exist unless such a termination occurs.

NOTE 7. AMERICAN EXPRESS RELATIONSHIP

General. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("Cardholders") and American Express Membership Rewards Program participants and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted access to Delta SkyClub lounges and receive other benefits while traveling on Delta. These benefits that we provide in the form of separate products and services under the SkyMiles agreements are referred to as "deliverables." Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the SkyMiles Program. As a result, we sell mileage credits at agreed upon rates to American Express for provision to their customers under the co-brand credit card program and the Membership Rewards program.

Revenue Recognition. In September 2013, we and American Express modified our SkyMiles agreements. This modification required that we use a different accounting standard for recording SkyMiles sold. Prior to the modifications, we allocated consideration we received from selling miles to American Express among two primary deliverables: credit redeemable for future travel and marketing deliverables. We defer revenue related to the portion of mileage credits redeemable for future travel based on the rate at which we sell mileage credits to other airlines. We recognize these amounts as passenger revenue when miles are redeemed and travel services are provided. We calculated the value of the marketing component based on the residual method and recognize it as other revenue as related marketing services are provided.
The September 2013 modifications introduced new deliverables and modified existing deliverables. We concluded that these modifications were material to the SkyMiles agreements. As a result of the material modifications, we are required to use a different accounting standard that allocates the consideration received from selling miles to all deliverables based on their relative standalone sales price. Accordingly, we determined our best estimate of selling prices by considering discounted cash flows analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, access to Delta SkyClub lounges and other benefits while traveling on Delta and (4) brand value. The effect of this change in accounting standard lowered the deferral rate we use to record miles sold under the agreements. Because we now defer less revenue per mile sold, we expect the revenue impact of the SkyMiles agreement modifications to be insignificant for 2013 and to increase 2014 revenue by less than $100 million. Additionally, upon application of this accounting standard, we were required to adjust the recorded value of miles currently deferred in our Frequent Flyer Liability that originated through the American Express programs. Accordingly, we adjusted the liability in the September 2013 quarter by less than $10 million.

NOTE 8. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Severance and related costs	$—	$66	$—	$237
Facilities, fleet and other	106	122	242	171
Gain on slot exchange	—	(39)	—	(78)
Total restructuring and other items	$106	$149	$242	$330

Facilities, Fleet and Other. We recorded charges of $106 million in the September 2013 quarter and $242 million in the nine months ended September 30, 2013, primarily related to our domestic fleet restructuring. Under the domestic fleet restructuring, we are focused on removing older, less efficient aircraft from our fleet and replacing them with aircraft that we have committed to acquire described in Note 6. These fleet restructuring charges include remaining lease payments for grounded aircraft, the acceleration of aircraft depreciation and lease return costs.

As we restructure our fleet and assess our fleet plans, we will continue to evaluate older, retiring aircraft and related equipment for changes in depreciable life, impairment and lease termination costs. The associated retirement of aircraft, when permanently removed from our fleet, will likely result in material lease termination and other charges over this period. The timing and amount of these charges will depend on a number of factors, including final negotiations with lessors, the timing of removing aircraft from service and ultimate disposition of aircraft included in the fleet restructuring program. We expect to benefit from reduced future maintenance cost and improved operational and fuel efficiency that we will experience over the life of the new aircraft.

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

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Balance as of December 31, 2012	$49	$77
Additional costs and expenses	—	7
Payments	(46)	(11)
Other	(3)	(5)
Balance as of September 30, 2013	$—	$68

NOTE 9. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2013	2012	2013	2012
Three Months Ended September 30,
Service cost	$—	$—	$12	$14
Interest cost	215	232	36	41
Expected return on plan assets	(184)	(176)	(21)	(19)
Amortization of prior service benefit	—	—	(7)	(7)
Recognized net actuarial loss	56	36	6	6
Settlements	—	—	—	6
Net periodic cost	$87	$92	$26	$41
Nine Months Ended September 30,
Service cost	$—	$—	$36	$43
Interest cost	645	696	108	123
Expected return on plan assets	(552)	(528)	(63)	(57)
Amortization of prior service benefit	—	—	(21)	(16)
Recognized net actuarial loss	167	108	18	18
Settlements	6	—	—	110
Net periodic cost	$266	$276	$78	$221

NOTE 10. INCOME TAXES

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

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At September 30, 2013, we had a $10.1 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax assets.

During 2012, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we have concluded as of September 30, 2013 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2013 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our valuation allowance as early as the end of 2013.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Deferred Tax Impact	Total
Balance at December 31, 2012	$(5,147)	$(286)	$(3,144)	$(8,577)
Changes in value	(9)	194	—	185
Reclassifications into earnings:
Actuarial losses(2)	168	—	—	168
Foreign currency exchange contracts(3)	—	(100)	—	(100)
Total reclassification into earnings	168	(100)	—	68
Tax effect	(61)	(35)	96	—
Balance at September 30, 2013	$(5,049)	$(227)	$(3,048)	$(8,324)

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Deferred Tax Impact	Total
Balance at December 31, 2011	$(3,899)	$(413)	$(2,454)	$(6,766)
Changes in value	140	38	—	178
Reclassifications into earnings:
Actuarial losses(2)	113	—	—	113
Foreign currency exchange contracts(3)	—	11	—	11
Total reclassification into earnings	113	11	—	124
Tax effect	(93)	(22)	115	—
Balance at September 30, 2012	$(3,739)	$(386)	$(2,339)	$(6,464)

(1)
Includes $321 million of deferred income tax expense that will remain in AOCI until all amounts in AOCI that relate to fuel derivatives which are designated as accounting hedges are recognized in the Consolidated Statement of Operations.

(2)	Reclassified to salaries and related costs

(3)	Reclassified to passenger revenue

NOTE 12. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding restricted shares. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Net income	$1,369	$1,047	$2,061	$1,003

Basic weighted average shares outstanding	851	846	850	845
Dilutive effect of share based awards	10	4	8	4
Diluted weighted average shares outstanding	861	850	858	849

Basic earnings per share	$1.61	$1.24	$2.42	$1.19
Diluted earnings per share	$1.59	$1.23	$2.40	$1.18

Antidilutive common stock equivalents excluded from diluted earnings per share	9	19	11	19

NOTE 13. OTHER INVESTMENTS

Endeavor Acquisition

In May 2013, Endeavor (formerly Pinnacle Airlines, Inc.) emerged from bankruptcy and we became its sole owner pursuant to a confirmed plan of reorganization. Consideration for our acquisition of Endeavor totaled $30 million, primarily consisting of previous loans and advances we made to Endeavor. The primary assets acquired and liabilities assumed related to 16 CRJ-900 aircraft with a fair value of $270 million and related debt of $240 million. These aircraft and 176 other aircraft currently operated by Endeavor were already in service to Delta; accordingly, our capacity was unaffected by the acquisition.

Transatlantic Joint Venture With Virgin Atlantic

In June 2013, we purchased 49% of Virgin Atlantic, a privately held London-based airline, from Singapore Airlines for $360 million, which we accounted for under the equity method. We also entered into an agreement with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. In September 2013, the U.S. Department of Transportation granted antitrust immunity on these routes. As a result of this relationship, our customers have increased access and frequencies to London's Heathrow airport from points in the U.S., primarily from our hub at New York's JFK airport.

NOTE 14. DIVIDEND AND SHARE REPURCHASE

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013. This dividend was paid in September 2013 and totaled $51 million. In addition, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016. During the three months ended September 30, 2013, we repurchased and retired approximately 5 million shares at a cost of approximately $100 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2013 Quarter Financial Highlights

Our net income for the September 2013 quarter was $1.4 billion, or $1.59 per diluted share, which was a $322 million improvement year over year. Total operating revenue of $10.5 billion was $567 million higher than the September 2012 quarter. Fuel expense increased $74 million due to a 3% increase in consumption as a result of a 3% increase in capacity and lower hedge gains, partially offset by a 3% decrease in fuel purchase cost price per gallon. For a discussion regarding fuel expense (including the refinery results) see pages 20 and 21.

Revenue. Passenger revenue increased $581 million over the September 2012 quarter due to 2% higher traffic, 3% higher capacity and a 4% increase in passenger revenue per available seat mile ("PRASM").

Operating Expense. Total operating expense increased $312 million over the September 2012 quarter, driven primarily by higher salaries and related costs, profit sharing and fuel expense. Our consolidated operating cost per available seat mile ("CASM") for the September 2013 quarter increased 1% to 13.97 cents from 13.83 cents in the September 2012 quarter, primarily reflecting increased salaries and related costs, profit sharing and fuel expense. For the September 2013 quarter, CASM-Ex (a non-GAAP financial measure) was 8.64 cents, or 1% higher than the September 2012 quarter, primarily due to increased salary expense. The non-GAAP financial measure used in this section is defined and reconciled in "Supplemental Information" below.

Fuel expense for the September 2013 quarter was $2.8 billion, including regional carriers; our average price per gallon, adjusted was $2.97 (a non-GAAP financial measure as defined and reconciled in "Results of Operations - Three Months Ended September 30, 2013 and 2012 - Operating Expense" below), which was $0.17 lower than the September 2012 quarter.

Company Initiatives

Capital Deployment Program and Shareholder Value

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013. This dividend was paid on September 10, 2013 and totaled $51 million. In addition, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016. During the three months ended September 30, 2013, we repurchased and retired approximately 5 million shares at a cost of approximately $100 million. In September 2013, Delta joined the Standard & Poor's 500 index of large companies.

Strengthening the Balance Sheet

We continue to focus on cash flow generation toward our goal of further strengthening our balance sheet. We finished the September 2013 quarter with $5.8 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). During the first nine months of 2013, we generated $3.4 billion in cash from operating activities, reduced debt by $809 million and funded capital expenditures, while maintaining a solid liquidity position.

Structural Cost Initiatives

We initiated a $1 billion structural cost initiatives program in 2012. These initiatives are designed to improve our cost efficiency while maintaining our operational performance and revenue generation and include:

•Fleet restructuring to retire older, less efficient aircraft from our fleet;
•Maintenance redesign, focusing on improving our processes and resource management;
•Distribution platforms to increase the use of cost effective and value-added distribution channels such as delta.com;
•Staffing efficiency to generate higher productivity levels through technology and improved staffing models; and
•Emphasis on other costs to improve efficiency.

We are realizing a portion of the benefits of the structural cost initiatives in 2013, with the benefits of these initiatives increasing through 2015.

Fleet restructuring is a key part of our structural cost initiatives, and is focused on lowering unit costs while investing in our fleet to enhance the customer experience. We are restructuring our domestic fleet by reducing our 50-seat regional flying and replacing other older, less cost effective aircraft with newer, more efficient aircraft. Agreements with SkyWest Airlines, Inc. and Bombardier Aerospace, as well as our acquisition of Endeavor, have produced a path for us to eliminate more than 200 50-seat aircraft. We are replacing these aircraft and older B-757-200 aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900ER aircraft.

•In 2012, we entered into an agreement with Bombardier Aerospace to purchase 40 CRJ-900 aircraft with 12 deliveries this year and 28 in 2014.

•Also in 2012, we finalized agreements with Southwest Airlines and The Boeing Company ("Boeing") to lease 88 B-717-200 aircraft. Delivery of the aircraft began in September 2013, with a total of 16 aircraft expected to be delivered in 2013 and 36 aircraft deliveries in each of 2014 and 2015. These B-717-200 aircraft are 110-seat aircraft and will feature new, fully upgraded interiors, with 12 First Class seats, 15 Economy Comfort seats and in-flight WiFi throughout the cabin.

•In 2011, we entered into an agreement with Boeing to purchase 100 new fuel efficient B-737-900ER aircraft. We took delivery of the first B-737-900ER aircraft in September 2013 and will continue adding these aircraft to our fleet through 2018, primarily replacing older B-757-200 aircraft. We expect the B-737-900ER to offer an industry leading customer experience, including expanded carry-on baggage space and a spacious cabin.

In addition, we entered into an agreement in September 2013 with Airbus to purchase 10 international capable widebody A330-300 and 30 large narrowbody A321-200 aircraft expected to serve domestic markets. Delivery of the first A330-300 aircraft is expected to occur in spring 2015, with three additional A330-300 aircraft expected to be delivered in 2015, four aircraft in 2016 and two in 2017. Delivery of three A321-200 aircraft are scheduled for the first quarter of 2016, with 12 additional aircraft expected to be delivered later in 2016 and 15 in 2017.

At September 30, 2013, we estimate that our future aircraft purchase commitments will be approximately $600 million for the remainder of 2013; $1.7 billion in 2014; $1.2 billion in 2015; $1.7 billion in 2016; $1.5 billion in 2017; and $3.2 billion after 2017.

As we restructure our fleet and assess our fleet plans, we will continue to evaluate older, retiring aircraft and related equipment for changes in depreciable life, impairment and lease termination costs. The associated retirement of aircraft will likely result in material lease termination and other charges over this period when the related aircraft are permanently removed from our fleet. The timing and amount of these charges will depend on a number of factors, including our final negotiations with lessors, the timing of removing aircraft from service and the ultimate disposition of aircraft included in the fleet restructuring program. We expect to benefit from reduced future maintenance cost and improved operational and fuel efficiency that we will experience over the life of the new aircraft.

New York Strategy, including our investment in Virgin Atlantic

In addition to building a domestic hub at LaGuardia and creating a state of the art facility at JFK, we purchased a 49% interest in Virgin Atlantic from Singapore Airlines for $360 million. We also entered into an agreement with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. In September 2013, the U.S. Department of Transportation granted antitrust immunity on these routes.The antitrust immunized relationship allows for joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling with respect to operations on routes between North America and the United Kingdom. Virgin Atlantic has a significant presence at London's Heathrow airport, the airport of choice for business travelers traveling to and from London. Along with our state of the art facility at JFK, we believe our relationship with Virgin Atlantic will provide our customers with superior service and connectivity between New York and London. For the September 2013 quarter, we recorded a $40 million benefit representing our 49% interest in Virgin Atlantic's performance.

LaGuardia. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. This exchange allows us to operate a new domestic hub at LaGuardia. We have increased capacity at LaGuardia by approximately 40% since March 2012, adding 123 new flights and a total of 28 new destinations. We currently operate about 277 daily flights between LaGuardia and 61 cities, more than any other airline.

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

Fuel Expense, including refinery results

Fuel Expense. Fuel expense is our largest expense, representing approximately 32% of total operating expenses for the three months ended September 30, 2013. For the September 2013 quarter, our total fuel expense increased $74 million (including our regional carriers under capacity purchase agreements) compared to the September 2012 quarter. This increase is primarily due to a reduction in gains in hedge contracts settling in future periods. Excluding mark-to-market adjustments on hedges recorded in periods other than the settlement period ("MTM adjustments"), our fuel price per gallon, adjusted (a non-GAAP financial measure) for the quarter was $2.97 per gallon, compared to $3.14 per gallon for the September 2012 quarter.
The market volatility of jet fuel prices greatly impacts our fuel costs. We manage our fuel cost through three primary methods: purchase agreements, fuel hedging and the operation of a refinery.
Fuel Purchase Cost. The market price per gallon of jet fuel decreased 3%, compared to the September 2012 quarter, which lowered our purchase cost of fuel. This decrease was partially offset by a 3% increase in consumption on higher capacity.
Fuel Hedging Program Impact. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. During the September 2013 quarter, our consolidated fuel hedge gain was $337 million. This hedge gain included $285 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period.

Refinery Segment Impact. Global demand for jet fuel and related products continues to increase while jet fuel refining capacity has declined in the U.S. (particularly in the Northeast), which increases the price we paid for jet fuel. We purchased an oil refinery in June 2012 as part of our strategy to manage the cost of jet fuel. Production at the refinery commenced in September 2012.
The refinery produces primarily gasoline, diesel and jet fuel. Under multi-year agreements, we are effectively exchanging the non-jet fuel products with Phillips 66 and BP for jet fuel to be used in our airline operations. The refinery produced approximately 172,000 barrels per day in the September 2013 quarter. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 165,000 barrels per day of jet fuel for use in airline operations during the September 2013 quarter.

A refinery is subject to U.S. Environmental Protection Agency ("EPA") requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market.

Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. The refinery is exposed to the market price of RINs. For example, the average historical price of ethanol RINs ranged from $0.02 to $0.05 per RIN in prior years, but increased to over $1.40 per RIN during the first nine months of 2013; the price at October 21, 2013 was $0.30 per RIN. Compliance with the RINs requirement by purchasing RINs, if available in the secondary market, at elevated prices could have a material impact on our results of operations and cash flows for 2013. For the September 2013 quarter, we recognized approximately $16 million of expense related to the RINs requirement, which is included in the refinery's results.
We believe that holders of RINs are withholding them from the secondary market. This reduction of available RINs significantly impairs the secondary market as a means of compliance with the RINs requirement. Therefore, the Company is pursuing legal, regulatory and legislative solutions to this problem.
The refinery recorded income of $3 million in the September 2013 quarter. The refinery's profit was reduced by the cost of RINs that far exceeded their historical averages, as discussed above. In addition, we believe that the increase in jet fuel supply due to the refinery's operation has decreased the overall market price of jet fuel, and lowered our cost of jet fuel.

Results of Operations - Three Months Ended September 30, 2013 and 2012

Operating Revenue

	Three Months Ended September 30,
(in millions)	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$7,566	$6,994	$572	8%
Regional carriers	1,688	1,679	9	1%
Total passenger revenue	9,254	8,673	581	7%
Cargo	229	244	(15)	(6)%
Other	1,007	1,006	1	—%
Total operating revenue	$10,490	$9,923	$567	6%

		Increase (Decrease) vs. Three Months Ended September 30, 2012
(in millions)	Three Months Ended September 30, 2013	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$4,121	11%	2%	3%	9%	8%	(0.9	) pts
Atlantic	1,853	9%	5%	3%	4%	6%	1.1	pts
Pacific	1,044	(5)%	(1)%	(1)%	(4)%	(4)%	(0.3	) pts
Latin America	548	16%	14%	14%	2%	2%	(0.4	) pts
Total Mainline	7,566	8%	3%	3%	5%	5%	(0.3	) pts
Regional carriers	1,688	1%	(4)%	(2)%	5%	2%	(2.1	) pts
Total passenger revenue	$9,254	7%	2%	3%	5%	4%	(0.4	) pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $581 million, or 7%. PRASM increased 4% and passenger mile yield increased 5% over the September 2012 quarter. Capacity increased 3% in the domestic region and 4% in international regions compared to the September 2012 quarter.

International mainline passenger revenue was 5% higher than the September 2012 quarter. Atlantic PRASM was up 6%, driven by a 4% increase in yield. Latin America passenger revenue increased 16%, driven by a 14% increase in traffic and a 2% increase in yield. Pacific passenger revenue was negatively impacted by the weakening of the Japanese yen.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Aircraft fuel and related taxes	$2,291	$2,221	$70	3%
Salaries and related costs	1,976	1,850	126	7%
Regional carrier expense	1,459	1,447	12	1%
Aircraft maintenance materials and outside repairs	474	493	(19)	(4)%
Contracted services	429	402	27	7%
Depreciation and amortization	418	392	26	7%
Passenger commissions and other selling expenses	447	440	7	2%
Landing fees and other rents	378	360	18	5%
Passenger service	214	201	13	6%
Profit sharing	249	174	75	43%
Aircraft rent	47	65	(18)	(28)%
Restructuring and other items	106	149	(43)	NM(1)
Other	439	421	18	4%
Total operating expense	$8,927	$8,615	$312	4%

(1)	NM - Not meaningful

Fuel Expense. Including regional carriers under capacity purchase agreements, fuel expense increased $74 million due to a 3% increase in consumption and lower hedge gains, partially offset by a 3% decrease in fuel market price per gallon. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2013	2012
Aircraft fuel and related taxes(1)	$2,291	$2,221	$70
Aircraft fuel and related taxes included within regional carrier expense	544	540	4
Total fuel expense	$2,835	$2,761	$74	3%

Total fuel consumption (gallons)	1,050	1,021	29	3%
Average price per gallon	$2.70	$2.71	$(0.01)	—%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

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

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data)(1)	2013	2012		2013	2012
Fuel purchase cost	$3,190	$3,175	$15	$3.03	$3.11	$(0.08)
Airline segment fuel hedge gains	(352)	(414)	62	(0.33)	(0.40)	0.07
Refinery segment impact	(3)	—	(3)	—	—	—
Total fuel expense	$2,835	$2,761	$74	$2.70	$2.71	$(0.01)
MTM adjustments	285	440	(155)	0.27	0.43	(0.16)
Total fuel expense, adjusted	$3,120	$3,201	$(81)	$2.97	$3.14	$(0.17)

(1)	Includes gain allocation of $36 million for the three months ended September 30, 2013 from the refinery segment to the airline segment, representing a portion of the refinery's inventory price risk.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to employee pay increases.

Profit Sharing. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding certain items. These items include profit sharing and special items, such as MTM adjustments and restructuring and other items. During the June 2012 quarter, our profit sharing program was modified so that we will pay 10% of profits on the first $2.5 billion of annual profits effective with the plan year beginning January 1, 2013 compared to paying 15% of annual profits for the 2012 plan year. Under the program, we will continue to pay 20% of annual profits above $2.5 billion.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations - Nine Months Ended September 30, 2013 and 2012

Operating Revenue

	Nine Months Ended September 30,
(in millions)	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$20,222	$19,276	$946	5%
Regional carriers	4,846	5,055	(209)	(4)%
Total passenger revenue	25,068	24,331	737	3%
Cargo	699	749	(50)	(7)%
Other	2,930	2,988	(58)	(2)%
Total operating revenue	$28,697	$28,068	$629	2%

		Increase (Decrease) vs. Nine Months Ended September 30, 2012
(in millions)	Nine Months Ended September 30, 2013	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$11,420	7%	1%	2%	5%	5%	(0.7	) pts
Atlantic	4,449	3%	1%	(1)%	2%	4%	1.7	pts
Pacific	2,758	(2)%	1%	(1)%	(2)%	—%	1.8	pts
Latin America	1,595	9%	9%	6%	(1)%	2%	2.5	pts
Total Mainline	20,222	5%	2%	1%	3%	4%	0.5	pts
Regional carriers	4,846	(4)%	(7)%	(5)%	3%	1%	(1.9	) pts
Total passenger revenue	$25,068	3%	1%	—%	2%	3%	0.3	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $737 million, or 3%, on a 3% PRASM increase and a 2% increase in passenger mile yield. Capacity was up slightly in the domestic region compared to the nine months ended September 30, 2012 and remained consistent in international regions.

International mainline passenger revenue increased 2% over the nine months ended September 30, 2012. Atlantic PRASM was up 4%, driven by a 2% increase in yield on a 1% reduction in capacity. Latin America passenger revenue increased 9%, driven by a 9% increase in traffic offset by a 1% decline in yield.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Aircraft fuel and related taxes	$7,175	$7,759	$(584)	(8)%
Salaries and related costs	5,809	5,438	371	7%
Regional carrier expense	4,302	4,238	64	2%
Aircraft maintenance materials and outside repairs	1,437	1,602	(165)	(10)%
Contracted services	1,239	1,177	62	5%
Depreciation and amortization	1,238	1,166	72	6%
Passenger commissions and other selling expenses	1,212	1,213	(1)	—%
Landing fees and other rents	1,060	1,012	48	5%
Passenger service	575	559	16	3%
Profit sharing	387	309	78	25%
Aircraft rent	162	208	(46)	(22)%
Restructuring and other items	242	330	(88)	NM
Other	1,160	1,233	(73)	(6)%
Total operating expense	$25,998	$26,244	$(246)	(1)%

Fuel Expense. Including regional carriers under capacity purchase agreements, fuel expense decreased $601 million due to a 4% decrease in fuel market price per gallon and fuel hedge gains, partially offset by a 1% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2013	2012
Aircraft fuel and related taxes(1)	$7,175	$7,759	$(584)
Aircraft fuel and related taxes included within regional carrier expense	1,570	1,587	(17)
Total fuel expense	$8,745	$9,346	$(601)	(6)%

Total fuel consumption (gallons)	2,906	2,875	31	1%
Average price per gallon	$3.01	$3.25	$(0.24)	(7)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data)(1)	2013	2012		2013	2012
Fuel purchase cost	$8,969	$9,240	$(271)	$3.09	$3.21	$(0.12)
Airline segment fuel hedge (gains) losses	(294)	106	(400)	(0.10)	0.04	(0.14)
Refinery segment impact	70	—	70	0.02	—	0.02
Total fuel expense	$8,745	$9,346	$(601)	$3.01	$3.25	$(0.24)
MTM adjustments	184	30	154	0.06	0.01	0.05
Total fuel expense, adjusted	$8,929	$9,376	$(447)	$3.07	$3.26	$(0.19)

(1)	Includes loss allocation of $8 million for the nine months ended September 30, 2013 from the refinery segment to the airline segment, representing a portion of the refinery's inventory price risk.

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

Profit Sharing. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding certain items. These items include profit sharing and special items, such as MTM adjustments and restructuring and other items. During the June 2012 quarter, our profit sharing program was modified so that we will pay 10% of profits on the first $2.5 billion of annual profits effective with the plan year beginning January 1, 2013 compared to paying 15% of annual profits for the 2012 plan year. Under the program, we will continue to pay 20% of annual profits above $2.5 billion.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

The following table shows the components of our income tax benefit (provision):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
International and state income tax provision	$—	$(5)	$(9)	$(11)
Alternative minimum tax refunds	6	—	18	—
Income tax benefit (provision)	$6	$(5)	$9	$(11)

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. During the Six Months Ended three and nine months ended September 30, 2013 and 2012, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets are fully reserved by a valuation allowance. At September 30, 2013, we had a $10.1 billion valuation allowance established against our deferred income tax assets. During 2012, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we have concluded as of September 30, 2013, that the valuation allowance was still needed on our net deferred tax assets, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2013 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our valuation allowance as early as the end of 2013.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated(1)	2013		2012		2013		2012
Revenue passenger miles (millions)	54,939		53,828		148,798		147,699
Available seat miles (millions)	63,893		62,283		176,795		176,073
Passenger mile yield	16.85	¢	16.11	¢	16.85	¢	16.47	¢
Passenger revenue per available seat mile	14.48	¢	13.93	¢	14.18	¢	13.82	¢
Operating cost per available seat mile (CASM)	13.97	¢	13.83	¢	14.71	¢	14.91	¢
CASM-Ex(2)	8.64	¢	8.55	¢	9.09	¢	8.85	¢
Passenger load factor	86.0%		86.4%		84.2%		83.9%
Fuel gallons consumed (millions)	1,050		1,021		2,906		2,875
Average price per gallon(3)	$2.70		$2.71		$3.01		$3.25
Average price per gallon, adjusted(4)	$2.97		$3.14		$3.07		$3.26
Full-time equivalent employees, end of period	77,867		76,626

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure defined in "September 2013 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity.

(4)	Non-GAAP financial measure defined and reconciled in "Operating Expense" sections of Results of Operations for the three and nine months ended September 30, 2013 and 2012.

Fleet Information

Our operating aircraft fleet, commitments and options at September 30, 2013 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)	Lease	Options
B-717-200	—	1	—	1	13.6	—	87	—
B-737-700	10	—	—	10	4.7	—	—	—
B-737-800	73	—	—	73	12.7	—	—	—
B-737-900ER	1	—	—	1	—	99	—	30
B-747-400	4	9	3	16	19.9	—	—	—
B-757-200	97	22	19	138	19.4	—	—	—
B-757-300	16	—	—	16	10.6	—	—	—
B-767-300	10	2	4	16	22.7	—	—	—
B-767-300ER	51	5	2	58	17.5	—	—	2
B-767-400ER	21	—	—	21	12.6	—	—	4
B-777-200ER	8	—	—	8	13.7	—	—	—
B-777-200LR	10	—	—	10	4.5	—	—	6
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	11.7	—	—	—
A320-200	50	—	19	69	18.6	—	—	—
A321-200	—	—	—	—	—	30	—	—
A330-200	11	—	—	11	8.5	—	—	—
A330-300	21	—	—	21	8.1	10	—	—
MD-88	71	46	—	117	23.2	—	—	—
MD-90	57	8	—	65	16.5	—	—	—
DC9-50	16	—	—	16	35.1	—	—	—
Total	582	93	49	724	17.3	157	87	42

(1)	Excludes certain aircraft we own or lease which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(3)	In addition, we have purchase commitments for 37 CRJ-900 aircraft and options for 30 CRJ-900 aircraft and 27 Embraer 175 aircraft that will be operated by our regional carriers.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at September 30, 2013:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Endeavor Airlines, Inc.	132	—	44	—	—	—	176
ExpressJet Airlines, Inc.	77	41	28	—	—	—	146
SkyWest Airlines, Inc.	48	19	32	—	—	—	99
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	41	—	—	41
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	257	82	104	41	20	52	556

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2013, we had $5.8 billion in unrestricted liquidity, consisting of $4.0 billion in cash and cash equivalents and short-term investments and $1.8 billion in undrawn revolving credit facilities.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $3.4 billion and $1.9 billion in the nine months ended September 30, 2013 and 2012, respectively. We also expect to generate positive cash flows from operations for the remainder of 2013.

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

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 34% of our total operating expenses for the nine months ended September 30, 2013. The market price for jet fuel is highly volatile and can vary significantly from period to period. This price volatility affects our cash flows from operations, impacting comparability from period to period.

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

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the The Pension Protection Act of 2006. We contributed $650 million to our defined benefit pension plans during the nine months ended September 30, 2013, which satisfied, on an accelerated basis, our required contributions for our defined benefit plans for 2013.

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

Investing and Financing

Investing Activities

We incurred capital expenditures of $1.6 billion and $1.4 billion in the nine months ended September 30, 2013 and 2012, respectively. Our capital expenditures in the first nine months of 2013 were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering. Also during the June 2013 quarter, we purchased a 49% equity investment in Virgin Atlantic for $360 million.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $2.8 billion in 2013 primarily for aircraft, aircraft modifications and the equity investment in Virgin Atlantic mentioned above. We expect that the remaining 2013 investments will be funded through cash from operations and new financings.

Financing Activities

At September 30, 2013, total debt and capital leases, including current maturities, was $11.9 billion, an $809 million reduction from December 31, 2012 and a $5.3 billion reduction from December 31, 2009. We have focused on reducing our total debt over the past few years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced previous financing transactions, which we expect to reduce our total future interest expense.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013. This dividend was paid in September 2013 and totaled $51 million. In addition, the Board of Directors has authorized a $500 million share repurchase program, to be completed no later than June 30, 2016. During the three months ended September 30, 2013, we repurchased and retired approximately 5 million shares at a cost of approximately $100 million.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Frequent Flyer Program

General. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("Cardholders") and American Express Membership Rewards Program participants and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted access to Delta SkyClub lounges and receive other benefits while traveling on Delta. These benefits that we provide in the form of separate products and services under the SkyMiles agreements are referred to as "deliverables." Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the SkyMiles Program. As a result, we sell mileage credits at agreed upon rates to American Express for provision to their customers under the co-brand credit card program and the Membership Rewards program.

Revenue Recognition. In September 2013, we and American Express modified our SkyMiles agreements. This modification required that we use a different accounting standard for recording SkyMiles sold. Prior to the modifications, we allocated consideration we received from selling miles to American Express among two primary deliverables: credit redeemable for future travel and marketing deliverables. We defer revenue related to the portion of mileage credits redeemable for future travel based on the rate at which we sell mileage credits to other airlines. We recognize these amounts as passenger revenue when miles are redeemed and travel services are provided. We calculated the value of the marketing component based on the residual method and recognize it as other revenue as related marketing services are provided.
The September 2013 modifications introduced new deliverables and modified existing deliverables. We concluded that these modifications were material to the SkyMiles agreements. As a result of the material modifications, we are required to use a different accounting standard that allocates the consideration received from selling miles to all deliverables based on their relative standalone sales price. Accordingly, we determined our best estimate of selling prices by considering discounted cash flows analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, access to Delta SkyClub lounges and other benefits while traveling on Delta and (4) brand value. The effect of this change in accounting standard lowered the deferral rate we use to record miles sold under the agreements. Because we now defer less revenue per mile sold, we expect the revenue impact of the SkyMiles agreement modifications to be insignificant for 2013 and to increase 2014 revenue by less than $100 million. Additionally, upon application of this accounting standard, we were required to adjust the recorded value of miles currently deferred in our Frequent Flyer Liability that originated through the American Express programs. Accordingly, we adjusted the liability in the September 2013 quarter by less than $10 million.

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

We recorded a full valuation allowance in 2004 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At September 30, 2013, we had a $10.1 billion valuation allowance established against our deferred income tax assets, which represents a full valuation allowance against our net deferred income tax assets.

During 2012, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we have concluded as of September 30, 2013 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2013 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our valuation allowance as early as the end of 2013.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income (loss), see Note 11.

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

•
Restructuring and other items. Because of the variability in restructuring and other items, the exclusion of this item from this measure is helpful to investors to analyze our core operational cost performance in the periods shown.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
CASM	13.97 ¢	13.83 ¢	14.71 ¢	14.91 ¢
Items excluded:
Aircraft fuel and related taxes	(4.88)	(5.13)	(5.04)	(5.32)
Profit sharing	(0.39)	(0.28)	(0.22)	(0.18)
Ancillary businesses	(0.34)	(0.34)	(0.32)	(0.39)
Restructuring and other items	(0.17)	(0.24)	(0.14)	(0.19)
MTM adjustments	0.45	0.71	0.10	0.02
CASM-Ex	8.64 ¢	8.55 ¢	9.09 ¢	8.85 ¢

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

For the nine months ended September 30, 2013, aircraft fuel and related taxes, including our regional carriers under capacity purchase agreements, accounted for $8.7 billion, or 34%, of our total operating expense. We recognized $336 million of net fuel hedge gains during the nine months ended September 30, 2013, including $184 million of mark-to-market gains primarily relating to hedge contracts settling in future periods.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at September 30, 2013 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Three Months Ending December 31, 2013			Year Ending December 31, 2014			Fuel Hedge Margin Received from (Posted to) Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(530)	$40	$(490)	$(2,200)	$540	$(1,660)	$300
+ 10%	(260)	70	(190)	(1,100)	290	(810)	190
- 10%	260	30	290	1,100	(20)	1,080	(10)
- 20%	530	20	550	2,200	(180)	2,020	(250)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.86, excluding transportation costs and taxes, at September 30, 2013 and estimated fuel consumption of 918 million and 3.9 billion gallons for the three months ending December 31, 2013 and year ending December 31, 2014, respectively.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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
October 23, 2013

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
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. Monroe is exposed to the market price of RINs. Market prices for RINs have recently become volatile and have increased significantly during 2013. We cannot predict the future prices of RINs. Purchasing RINs, if available in the secondary market, at elevated prices could have a material impact on our results of operations and cash flows for the full year.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2013 quarter. The total number of shares purchased includes shares repurchased pursuant to our $500 million share repurchase program, which was publicly announced on May 8, 2013 (the "2013 Repurchase Program"). The purchases made in September 2013 under the 2013 Repurchase Program were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The 2013 Repurchase Program will terminate in June 2016.

In addition, the table includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. 2007 Performance Compensation Plan (the "2007 Plan"). The 2007 Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
July 2013	7,089	$19.48	7,089	$500
August 2013	2,351,494	$19.56	2,351,494	$455
September 2013	2,195,025	$21.82	2,195,025	$407
Total	4,553,608		4,553,608

ITEM 6. EXHIBITS

(a) Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013

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
October 23, 2013