Form 10-K
period 2013-12-31
DELTA AIR LINES INC /DE/
filed 2014-02-24
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $16.1 billion.
On January 31, 2014, there were outstanding 849,378,918 shares of the registrant's common stock.
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

Part I

ITEM 1. BUSINESS

General

We provide scheduled air transportation for passengers and cargo throughout the United States and around the world. Our global route network gives us a presence in every major domestic and international market. Our route network is centered around a system of hub and international gateway airports that we operate in Amsterdam, Atlanta, Cincinnati, Detroit, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to domestic and international cities and to other hubs or gateways. Our network is supported by a fleet of aircraft that is varied in size and capabilities, giving us flexibility to adjust aircraft to the network.

Other key characteristics of our route network include:

•	our international joint ventures, particularly our transatlantic joint venture with Air France-KLM and Alitalia and our new transatlantic joint venture with Virgin Atlantic;

•	our alliances with other foreign airlines, including Aeroméxico and GOL and our membership in SkyTeam, a global airline alliance;

•	our domestic marketing alliance with Alaska Airlines, which supplements our west coast service; and

•	agreements with multiple domestic regional carriers, which operate as Delta Connection®.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

International Alliances

Our international alliance relationships range from our transatlantic and transpacific joint venture agreements to bilateral and multilateral marketing alliances. These relationships are an important part of our business as they improve our access to international markets and enable us to market expanded and globally integrated air transportation services. In general, these arrangements include reciprocal codesharing and frequent flyer program participation and airport lounge access arrangements, and may also include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. These alliances also often present opportunities in other areas, such as airport ground handling arrangements and aircraft maintenance insourcing.

Joint Venture Agreements. We currently operate three joint ventures with foreign carriers. These arrangements, for which we have received anti-trust immunity, provide for the sharing of revenues and costs, as well as joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling and other coordinated activities with respect to the parties' operations on joint venture routes. The three joint ventures are:

•	A transatlantic joint venture with Air France and KLM, both of which are subsidiaries of the same holding company, and Alitalia, which covers routes between North America and Europe.

•
A transatlantic joint venture with Virgin Atlantic Airways with respect to operations on non-stop routes between the United Kingdom and North America. In 2013, we acquired a 49% equity stake in Virgin Atlantic Limited from Singapore Airlines.

•	A transpacific joint venture with Virgin Australia Airlines with respect to operations on certain transpacific routes between North America and the South Pacific.

Enhanced commercial agreements with Latin American Carriers. We have separate strategic equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, S.A, the parent company of GOL, and an exclusive commercial relationship with each company's affiliated air carrier. We invested in GOL and Aeroméxico because they operate in Latin America's two largest markets, Brazil and Mexico, respectively. The agreements provide for expansion of reciprocal codesharing and frequent flyer program participation, airport lounge access arrangements, improved passenger connections and potential joint sales cooperation. In addition to our commercial cooperation arrangements for passenger service with Aeroméxico, we and Aeroméxico have established a joint venture relating to an airframe maintenance, repair and overhaul operation located in Queretaro, Mexico.

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

Codeshare Agreements. We also have international codeshare arrangements with the following international carriers, some of which are carriers with which we also have more extensive relationships: Aeroflot, Aeroméxico, Air Europa, Air France, Alitalia, China Airlines, China Eastern, China Southern, CSA Czech Airlines, KLM, Korean Air, Olympic Air, VRG Linhas Aéreas (operating as GOL), Vietnam Airlines, Virgin Australia and WestJet (and affiliated carriers operating in conjunction with some of these airlines).

Domestic Alliances

We have a marketing alliance with Alaska Airlines, which includes reciprocal codesharing and frequent flyer and airport lounge access arrangements. Our alliance agreement with Alaska Airlines allows us to expand our west coast presence. We also have reciprocal codesharing and frequent flyer and airport lounge access arrangements with Hawaiian Airlines.

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small-and medium-sized cities. These arrangements enable us to better match capacity with demand in these markets. Approximately 19% of our passenger revenue in 2013 was related to flying by these regional air carriers.

Through our regional carrier program, Delta Connection, we have contractual arrangements with regional carriers to operate regional jet and, in certain cases, turbo-prop aircraft using our “DL” designator code. We have contractual arrangements with:

•	ExpressJet Airlines, Inc. and SkyWest Airlines, Inc., both subsidiaries of SkyWest, Inc.;

•	Chautauqua Airlines, Inc. and Shuttle America Corporation, both subsidiaries of Republic Airways Holdings, Inc.;

•	Compass Airlines, Inc. (“Compass”) and GoJet Airlines, LLC, both subsidiaries of Trans States Holdings, Inc. (“Trans States”); and

•	Endeavor Air, Inc., which we acquired in May 2013 as a part of its confirmed plan of reorganization.

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

SkyWest Airlines operates some flights for us under a revenue proration agreement. This proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs.

Year	Gallons Consumed(1) (Millions)	Cost(1)(2) (Millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2013	3,828	$11,464	$3.00	33%
2012	3,769	$12,251	$3.25	36%
2011	3,856	$11,783	$3.06	36%

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Includes fuel hedge gains (losses) under our fuel hedging program of $493 million, $(66) million and $420 million for 2013, 2012 and 2011, respectively.

General

Jet fuel costs remained at high levels in 2013, with fuel expense our single largest expense. We have historically purchased most of our aircraft fuel under contracts that establish the price based on various market indices and therefore do not provide material protection against price increases or assure the availability of our fuel supplies. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

Monroe Energy

Global jet fuel demand continues to increase. While the advent of domestic shale oil production in the U.S. has reduced the threat of U.S. refinery closures beyond those that have already closed, further capacity reduction is expected in Europe, thus impacting supply in the Atlantic Basin and ultimately increasing refinery margins in the U.S. Our wholly-owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, “Monroe”), operate the Trainer refinery and related assets located near Philadelphia, Pennsylvania as part of our strategy to mitigate the increasing cost of the refining margin we are paying. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and John F. Kennedy International Airport ("JFK").

Refinery Operations. The facility is capable of refining 185,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and other refined products (“non-jet fuel products”). BP is the primary supplier of crude oil used by the refinery under a three year agreement. We source domestic crude oil supply when economical and are attempting to increase our overall domestic supply, including from the Bakken oil field in North Dakota.

Strategic Agreements. Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. Substantially all of the remaining production of non-jet fuel products is being sold to BP under a buy/sell agreement effectively exchanging those non-jet fuel products for jet fuel. Our agreement with Phillips 66 requires us to deliver specified quantities of non-jet fuel products and they are required to deliver jet fuel to us. If we or Phillips 66 do not have the specified quantity and type of product available, the delivering party is required to procure any such shortage to fulfill its obligation under the agreement. Substantially all of the refinery's expected production of non-jet fuel products is included in these agreements.

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

Fuel Supply Availability

We are currently able to obtain adequate supplies of aircraft fuel, including through our purchases from Monroe, and crude oil for Monroe's operations, but it is impossible to predict the future availability or price of aircraft fuel and crude oil. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future.

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

SkyMiles program mileage credits can be redeemed for air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards are subject to capacity-controlled seating. In 2013, program members redeemed more than 271 billion miles in the SkyMiles program for 11 million award redemptions. During this period, 7.3% of revenue miles flown on Delta were from award travel.

Other Businesses

Cargo

Through our global network, our cargo operations are able to connect all of the world's major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, a global airline cargo alliance, whose other members are Aeroflot, Aerolineas Argentinas, Aeromexico Cargo, Air France-KLM Cargo, Alitalia Cargo, China Airlines Cargo, China Cargo Airlines, China Southern Cargo, Czech Airlines Cargo and Korean Air Cargo. SkyTeam Cargo offers a global network spanning six continents.

Delta TechOps, Delta Global Services, MLT Vacations and Delta Private Jets

We have several other businesses arising from our airline operations, including aircraft maintenance, repair and overhaul (“MRO”), staffing services for third parties, vacation wholesale operations and our private jet operations. In 2013, the total revenue from these businesses was approximately $800 million.

•	In addition to providing maintenance and engineering support for our fleet of over 900 aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world.

•	Our staffing services business, Delta Global Services, provides staffing services, professional security, training services and aviation solutions.

•	Our vacation wholesale business, MLT Vacations, provides vacation packages.

•	Our private jet operations, Delta Private Jets, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour.

Distribution and Expanded Product Offerings

Our tickets are sold through various distribution channels including telephone reservations, delta.com, and traditional "brick and mortar" and online travel agencies. An increasing number of our tickets are sold through delta.com, which reduces our distribution costs and gives us closer contact with our customers.

We are transforming distribution from a commodity approach to a differentiated and merchandised approach. We expect that the merchandising initiatives we are implementing, primarily through delta.com, will generate additional revenue opportunities for us and will improve the experience of our customers. We provide our customers with opportunities to purchase what they value, such as first class upgrades, Economy ComfortTM seating, WiFi access and SkyClub passes. We expect to benefit from increased traffic on delta.com through a combination of advertising revenue and sales of third party merchandise and services such as car rentals, hotels and trip insurance.

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

Domestic

Our domestic operations are subject to competition from both traditional network and discount carriers, some of which may have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our domestic hub and gateway airports in Atlanta, Cincinnati, Detroit, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Salt Lake City and Seattle either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and gateways. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers.

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

Several joint ventures among U.S. and foreign carriers, including our transatlantic and transpacific joint ventures, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received anti-trust immunity include a transatlantic alliance among United, Air Canada and Lufthansa, a transpacific joint venture among United and All Nippon Airways, a transatlantic joint venture among American, British Airways and Iberia and a transpacific joint venture between American and Japan Air Lines.

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

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C. and LaGuardia, John F. Kennedy International Airport and Newark in the New York City area. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. Similarly, our operations at Tokyo's Narita and Haneda Airports, London's Heathrow airport and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association's Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

Environmental Matters

Emissions. The U.S. Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization (“ICAO”). Our aircraft comply with existing EPA standards as applicable by engine design date. The ICAO has adopted two additional aircraft engine emissions standards, the first of which is applicable to engines certified after December 31, 2007, and the second of which is applicable to engines certified after December 31, 2013. In June 2012, the EPA published a final rulemaking for new emission standards for oxides of nitrogen (NOx), adopting ICAO's additional standards. Included in the rule are two new tiers of more stringent emission standards for NOx. These standards, referred to as the Tier 6 standards, become effective for newly-manufactured aircraft engines beginning in 2013.

Concern about aviation environmental issues, including climate change and greenhouse gases, has led to taxes on our operations in the United Kingdom and in Germany, both of which have levied taxes directly on our customers. We may face additional regulation of aircraft emissions in the United States and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. This could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing bilateral discussions between the United States and other nations may lead to international treaties or other actions focusing on reducing greenhouse gas emissions from aviation. In addition, at the 38th ICAO Assembly that concluded October 4, 2013 in Montreal, the Assembly adopted a climate change resolution committing ICAO to develop a global market-based measure to be finalized at the 2016 ICAO Assembly which would enable the airline industry to achieve carbon-neutral growth from 2020.

The European Union has required its member states to implement regulations including aviation in its Emissions Trading Scheme (“ETS”). Under these regulations, any airline with flights originating or landing in the European Union is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. At the end of November 2012, the United States government enacted legislation exempting U.S. airlines from the ETS. In April 2013, the European Parliament deferred enforcement until April 2014 of the ETS with respect to flights operated to and from non-EU destinations; however, all intra-EU flights on any carrier (based in the EU or not) had to comply with the requirements of the ETS. The European Commission has proposed new legislation that would extend the ETS beyond intra-EU flights to include the portion of flights to and from the EU while in EU airspace for those countries whose international revenue ton kilometers exceeds a 1% de minimis threshold. This legislation faces opposition from the United States and some EU member countries.

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

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international long-range aircraft during the contract period ending September 30, 2014. We have also committed aircraft to international short-range requirements. The CRAF Program has only been activated twice since it was created in 1951.

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

Collective Bargaining

As of December 31, 2013, we had approximately 78,000 full-time equivalent employees, approximately 18% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	10,700	ALPA	December 31, 2015
Delta Flight Superintendents (Dispatchers)(1)	370	PAFCA	December 31, 2013
Endeavor Air Pilots	1,820	ALPA	January 1, 2020
Endeavor Air Flight Attendants	990	AFA	December 31, 2018
Endeavor Air Dispatchers	60	DISTWU	December 31, 2018
(1) We are in discussions with representatives of the Flight Superintendents.

In addition, 210 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 26, 2015. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self-help upon the expiration of the agreement.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Executive Officers of the Registrant

Richard H. Anderson, Age 58: Chief Executive Officer of Delta since September 1, 2007; Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006-August 2007); Executive Vice President of UnitedHealth Group (November 2004-December 2006); Chief Executive Officer of Northwest Airlines Corporation (“Northwest”) (2001-November 2004).

Edward H. Bastian, Age 56: President of Delta since September 1, 2007; President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008-December 2009); President and Chief Financial Officer of Delta (September 2007-October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005-September 2007); Chief Financial Officer, Acuity Brands (June 2005-July 2005); Senior Vice President-Finance and Controller of Delta (2000-April 2005); Vice President and Controller of Delta (1998-2000).

Michael H. Campbell, Age 65: Executive Vice President-HR & Labor Relations of Delta since October 2008; Executive Vice President-HR, Labor & Communications of Delta (December 2007-October 2008); Executive Vice President-Human Resources and Labor Relations of Delta (July 2006-December 2007); Of Counsel, Ford & Harrison (January 2005-July 2006); Senior Vice President-Human Resources and Labor Relations, Continental Airlines, Inc. (1997-2004); Partner, Ford & Harrison (1978-1996).

Stephen E. Gorman, Age 58: Executive Vice President and Chief Operating Officer of Delta since October 2008; Executive Vice President-Operations of Delta (December 2007-October 2008); President and Chief Executive Officer of Greyhound Lines, Inc. (June 2003-October 2007); President, North America and Executive Vice President Operations Support at Krispy Kreme Doughnuts, Inc. (August 2001-June 2003); Executive Vice President, Technical Operations and Flight Operations of Northwest (February 2001-August 2001), Senior Vice President, Technical Operations of Northwest (January 1999-February 2001) and Vice President, Engine Maintenance Operations of Northwest (April 1996-January 1999).

Glen W. Hauenstein, Age 53: Executive Vice President - Chief Revenue Office of Delta since August 2013; Executive Vice President-Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005-April 2006); Vice General Director-Chief Commercial Officer and Chief Operating Officer of Alitalia (2003-2005); Senior Vice President-Network of Continental Airlines (2003); Senior Vice President-Scheduling of Continental Airlines (2001- 2003); Vice President Scheduling of Continental Airlines (1998-2001).

Richard B. Hirst, Age 69: Executive Vice President - Chief Legal Officer of Delta since April 2013; Senior Vice President and General Counsel of Delta (October 2008 - April 2013); Senior Vice President-Corporate Affairs and General Counsel of Northwest (March 2008- October 2008); Executive Vice President and Chief Legal Officer of KB Home (March 2004-November 2006); Executive Vice President and General Counsel of Burger King Corporation (March 2001-June 2003); General Counsel of the Minnesota Twins (1999-2000); Senior Vice President-Corporate Affairs of Northwest (1994-1999); Senior Vice President-General Counsel of Northwest (1990-1994); Vice President-General Counsel and Secretary of Continental Airlines (1986-1990).

Paul A. Jacobson, Age 42. Executive Vice President - Chief Financial Officer of Delta since August 2013; Senior Vice President and Chief Financial Officer of Delta (March 2012 - July 2013); Senior Vice President and Treasurer for Delta (December 2007 - March 2012); Vice President and Treasurer (August 2005 - December 2007).

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
Our operating results are significantly impacted by changes in the price of aircraft fuel. Fuel prices have increased substantially since the middle part of the last decade and have been extremely volatile during the last several years. In 2013, our average fuel price per gallon was $3.00, an 8% decrease from our average fuel price in 2012. In 2012, our average fuel price per gallon was $3.25, a 6% increase from our average fuel price in 2011. In 2011, our average fuel price per gallon was $3.06, a 31% increase from our average fuel price in 2010, which in turn was significantly higher than fuel prices just a few years earlier. Fuel costs represented 33%, 36% and 36% of our operating expense in 2013, 2012 and 2011, respectively. Volatility in fuel costs has had a significant negative effect on our results of operations and financial condition.
Our ability to pass along the higher fuel costs to our customers may be affected by the competitive nature of the airline industry. Until recently, we often have not been able to increase our fares to offset fully the effect of increases in fuel costs in the past and we may not be able to do so in the future. This is particularly the case when fuel prices increase rapidly. Because passengers often purchase tickets well in advance of their travel, a significant increase in fuel price may result in the fare charged not covering that increase.
We acquire a significant amount of jet fuel from our wholly-owned subsidiary, Monroe, and through strategic agreements that Monroe has with BP and Phillips 66. The cost of the fuel we purchase under these arrangements remains subject to volatility in the cost of crude oil and jet fuel. In addition, we continue to purchase a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts do not provide material protection against price increases as these contracts typically establish the price based on industry standard market price indices.
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
Because we acquire a large amount of our jet fuel from Monroe, the disruption or interruption of production at the refinery could have an impact on our ability to acquire jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an interruption in operations, disruptions in fuel supplies could have negative effects on our results of operations and financial condition. In addition, the financial benefits we expect to achieve from buying fuel from Monroe could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.
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

As of December 31, 2013, our defined benefit pension plans had an estimated benefit obligation of approximately $19.1 billion and were funded through assets with a value of approximately $8.9 billion. The benefit obligation is significantly affected by investment asset returns and changes in interest rates, neither of which is in our control. We estimate that our funding requirement for our defined benefit pension plans, which are governed by ERISA and have been frozen for future accruals, is approximately $675 million in 2014. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.
Agreements governing our debt, including credit agreements, include financial and other covenants that impose restrictions on our financial and business operations.
Our credit facilities have various financial and other covenants that require us to maintain, depending on the particular agreement, minimum fixed charge coverage ratios, minimum liquidity and/or minimum collateral coverage ratios. The value of the collateral that has been pledged in each facility may change over time, which may be reflected in appraisals of collateral required by our credit agreements and indentures. These changes could result from factors that are not under our control. A decline in the value of collateral could result in a situation where we may not be able to maintain the collateral coverage ratio. In addition, the credit facilities contain other negative covenants customary for such financings. If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. These covenants are subject to important exceptions and qualifications.
The credit facilities also contain other events of default customary for such financings. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable, and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance the borrowings or notes under any of the credit facilities if such amounts were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under any of the credit facilities could also result in an event of default under other of our financing agreements.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2013, approximately 18% of our workforce was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Monroe's relations with unions representing its employees are governed by the National Labor Relations Act ("NLRA"), which generally allows self-help after a collective bargaining agreement expires.

If we or our subsidiaries are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act or the NLRA, as the case may be. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

Extended interruptions or disruptions in service at one of our hub or gateway airports could have a material adverse impact on our operations.
Our business is heavily dependent on our operations at the Atlanta airport and at our other hub or gateway airports in Amsterdam, Cincinnati, Detroit, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to other major cities and to other Delta hubs and gateways. A significant interruption or disruption in service at one of our hubs or gateways could have a serious impact on our business, financial condition and results of operations.
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

An aircraft crash or other accident could expose us to significant liability. In the event that the insurance that we carry to cover damages arising from future accidents is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our regional carriers or codeshare partners could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and harm our business.
Our business is subject to the effects of weather and natural disasters and seasonality, which can cause our results to fluctuate.
Our results of operations will reflect fluctuations from weather, natural disasters and seasonality. Severe weather conditions and natural disasters can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, increases in frequency, severity or duration of thunderstorms, hurricanes, typhoons or other severe weather events, including from changes in the global climate, could result in increases in delays and cancellations, turbulence-related injuries, and fuel consumption to avoid such weather, any of which would increase the potential for greater loss of revenue and higher costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. The seasonal shifting of demand causes our financial results to vary on a seasonal basis. Because of fluctuations in our results from weather, natural disasters and seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. Monroe is exposed to the market price of RINs. Market prices for RINs have recently become volatile and increased significantly during 2013 before returning to more moderate levels. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our results of operations and cash flows.
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

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. If we experience a substantial turnover in our leadership and other key employees, and these persons are not replaced by individuals with equal or greater skills, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Our domestic operations are subject to competition from both traditional network and discount carriers, some of which may have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our domestic hub and gateway airports in Atlanta, Cincinnati, Detroit, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Salt Lake City and Seattle either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and gateways. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers.
Discount carriers, including Southwest, JetBlue, Spirit and Allegiant have placed significant competitive pressure on us in the United States and on other network carriers in the domestic market. In addition, network carriers have also significantly reduced their costs over the last several years through restructuring and bankruptcy reorganization. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.
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
Several joint ventures among U.S. and foreign carriers, including our transatlantic and transpacific joint ventures, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received anti-trust immunity include a transatlantic alliance among United, Air Canada and Lufthansa, a transpacific joint venture among United and All Nippon Airways, a transatlantic joint venture among American Airlines, British Airways and Iberia and a transpacific joint venture between American Airlines and Japan Air Lines.
Consolidation in the domestic airline industry, changes in international alliances and the rise of well-funded government sponsored international carriers have altered and will continue to alter the competitive landscape in the industry by resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and altered cost structures.

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

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. The industry is heavily taxed. For example, the Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has adopted a significant increase in the per ticket tax effective in July 2014 and has recently proposed additional fees. The ticket tax increase and additional taxes and fees, if implemented, could negatively impact our results of operations.
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
Future regulatory action concerning climate change, aircraft emissions and noise emissions could have a significant effect on the airline industry. For example, the European Commission adopted an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States. While enforcement of the scheme has been deferred until April 2014, if fully implemented, we expect that this system would impose additional costs on our operations in the European Union. Other laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results, either through direct costs in our operations or through increases in costs for jet fuel that could result from jet fuel suppliers passing on increased costs that they incur under such a system.
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

Reductions in coverage or lack of access to war risk insurance coverage could have a material adverse impact on our business and operating results.

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims from acts of terrorism, war or similar events and (2) increased the premiums for such coverage. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through September 30, 2014, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism or, may result in a material increase to our operating expense.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, commitments and options at December 31, 2013 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)	Lease	Options
B-717-200	—	4	9	13	12.1	—	75	—
B-737-700	10	—	—	10	4.9	—	—	—
B-737-800	73	—	—	73	12.9	—	—	—
B-737-900ER	12	—	—	12	0.1	88	—	30
B-747-400	4	9	3	16	20.1	—	—	—
B-757-200	100	20	18	138	19.7	—	—	—
B-757-300	16	—	—	16	10.8	—	—	—
B-767-300	10	2	4	16	22.9	—	—	—
B-767-300ER	51	5	2	58	17.8	—	—	2
B-767-400ER	21	—	—	21	12.8	—	—	4
B-777-200ER	8	—	—	8	13.9	—	—	—
B-777-200LR	10	—	—	10	4.8	—	—	6
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	11.9	—	—	—
A320-200	50	—	19	69	18.8	—	—	—
A321-200	—	—	—	—	—	30	—	—
A330-200	11	—	—	11	8.8	—	—	—
A330-300	21	—	—	21	8.4	10	—	—
MD-88	71	46	—	117	23.5	—	—	—
MD-90	57	8	—	65	16.7	—	—	—
DC9-50	12	—	—	12	34.9	—	—	—
Total	592	94	57	743	17.1	146	75	42

(1)	Excludes certain aircraft we own or lease which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(3)	In addition, we have purchase commitments for 28 CRJ-900 aircraft and options for 24 CRJ-900 aircraft and 27 Embraer 175 aircraft that will be operated by our regional carriers.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at December 31, 2013:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Endeavor Airlines, Inc.(1)	116	—	53	—	—	—	169
ExpressJet Airlines, Inc.	62	41	28	—	—	—	131
SkyWest Airlines, Inc.	46	19	32	—	—	—	97
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	41	—	—	41
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	224	82	113	41	20	52	532

(1)	Endeavor Airlines, Inc. is one of our wholly-owned subsidiaries.

Aircraft Purchase Commitments

Our purchase commitments for additional aircraft at December 31, 2013 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2014	2015	2016	After 2016	Total
B-737-900ER	19	19	19	31	88
A321-200	—	—	15	15	30
B-787-8	—	—	—	18	18
CRJ-900	28	—	—	—	28
A330-300	—	4	4	2	10
Total	47	23	38	66	174

Aircraft Options

Our options to purchase additional aircraft at December 31, 2013 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Options	2014	2015	2016	After 2016	Total
B-737-900ER	—	5	6	19	30
B-767-300ER	—	—	1	1	2
B-767-400ER	—	1	2	1	4
B-777-200LR	—	2	4	—	6
CRJ-900	—	18	6	—	24
Embraer 175	—	9	18	—	27
Total	—	35	37	21	93

Ground Facilities

Airline Operations

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport, on land leased from the City of Atlanta. We own our Atlanta reservations center, other real property in Atlanta, former headquarters and flight training buildings, which are located near the Minneapolis-St. Paul International Airport, and reservations centers in Minot, North Dakota and Chisholm, Minnesota. We also own property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. We also lease aircraft maintenance facilities and air cargo facilities at several domestic airports. Our aircraft maintenance facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticketing and reservations offices in certain locations for varying terms.

Refinery Operations

Our wholly-owned subsidiaries, Monroe and MIPC, own and operate the Trainer refinery and related assets in Pennsylvania. The facility includes pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

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

In February 2010, the plaintiffs in the MDL proceeding filed a consolidated amended class action complaint which substantially expanded the scope of the original complaint. In the consolidated amended complaint, the plaintiffs added new allegations concerning alleged signaling by both Delta and AirTran based upon statements made to the investment community by both carriers relating to industry capacity levels during 2008-2009. The plaintiffs also added a new cause of action against Delta alleging attempted monopolization in violation of Section 2 of the Sherman Act, paralleling a claim previously asserted against AirTran but not Delta.

In August 2010, the District Court issued an order granting Delta's motion to dismiss the Section 2 claim, but denying its motion to dismiss the Section 1 claim. Plaintiffs have filed a motion to certify the Section 1 class, which remains pending. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

EU Regulation 261 Class Action Litigation

In February 2011, a putative class action was filed in the U.S. District Court for the Northern District of Illinois seeking to represent all US residents who were passengers on flights during the period from February 2009 to the present who are allegedly entitled to compensation under EU Regulation 261 because their flight was cancelled or delayed by more than 3 hours. Plaintiffs allege that Delta has incorporated a duty to pay this compensation into its contract of carriage, and assert a claim for breach of contract as the basis for their cause of action. The complaint seeks recovery of the EU Regulation 261 compensation of €600 for each US resident on a flight qualifying for such compensation. In October 2013, the District Court granted Delta’s motion to dismiss all claims with prejudice. The plaintiffs have filed an appeal to the U.S. Court of Appeals for the Seventh Circuit, which remains pending. Delta disputes the allegations in the Complaint and intends to vigorously defend the matter.

***

For a discussion of certain environmental matters, see “Business-Regulatory Matters-Environmental Matters” in Item 1.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the highest and lowest sales price for our common stock as reported on the NYSE and dividends declared during these periods.

	Common Stock		Cash Dividends Declared (per share)
	High	Low
Fiscal 2013
Fourth Quarter	$29.44	$23.63	$0.06
Third Quarter	$24.10	$18.30	$0.06
Second Quarter	$19.43	$13.94	--
First Quarter	$17.25	$11.97	--
Fiscal 2012
Fourth Quarter	$12.05	$9.11	--
Third Quarter	$11.25	$8.42	--
Second Quarter	$12.25	$9.78	--
First Quarter	$11.58	$7.83	--

Holders

As of January 31, 2014, there were approximately 3,390 holders of record of our common stock.

Dividends

In 2013, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013 and November 6, 2013, which were paid in September and November 2013 respectively. The Board did not declare any other dividends in the last two fiscal years. Our ability to pay future dividends is subject to compliance with covenants in several of our credit facilities. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from January 1, 2009 to December 31, 2013 of our common stock to the Standard & Poor's 500 Stock Index and the Amex Airline Index. The comparison assumes $100 was invested on January 1, 2009 in each of our common stock and the indices and assumes that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2013 quarter. The total number of shares purchased includes shares repurchased pursuant to our $500 million share repurchase program, which was publicly announced on May 8, 2013 (the "2013 Repurchase Program"). The 2013 Repurchase Program will terminate no later than June 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2013	1,138,700	$25.54	1,138,700	$378
November 2013	4,627,552	$27.56	4,627,552	$252
December 2013	95,000	$29.01	95,000	$250
Total	5,861,252		5,861,252

ITEM 6. SELECTED FINANCIAL DATA

The following tables are derived from our audited consolidated financial statements, and present selected financial and operating data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2013	2012	2011	2010	2009
Operating revenue	$37,773	$36,670	$35,115	$31,755	$28,063
Operating expense	34,373	34,495	33,140	29,538	28,387
Operating income (loss)	3,400	2,175	1,975	2,217	(324)
Other expense, net	(873)	(1,150)	(1,206)	(1,609)	(1,257)
Income (loss) before income taxes	2,527	1,025	769	608	(1,581)
Income tax benefit (provision)	8,013	(16)	85	(15)	344
Net income (loss)	$10,540	$1,009	$854	$593	$(1,237)
Basic earnings (loss) per share	$12.41	$1.20	$1.02	$0.71	$(1.50)
Diluted earnings (loss) per share	$12.29	$1.19	$1.01	$0.70	$(1.50)

The following are included in the results above:

	Year Ended December 31,
(in millions)	2013	2012	2011	2010	2009
Release of tax valuation allowance and intraperiod income tax allocation	$(7,989)	$—	$—	$—	$(321)
MTM adjustments	(276)	(27)	26	—	—
Severance, impairment charges and other	424	452	242	227	132
Loss on extinguishment of debt	—	118	68	391	83
Merger-related items	—	—	—	233	275
Total	$(7,841)	$543	$336	$851	$169

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2013		2012		2011		2010		2009
Revenue passenger miles (millions)	194,988		192,974		192,767		193,169		188,943
Available seat miles (millions)	232,740		230,415		234,656		232,684		230,331
Passenger mile yield	16.89	¢	16.46	¢	15.70	¢	14.11	¢	12.60	¢
Passenger revenue per available seat mile	14.15	¢	13.78	¢	12.89	¢	11.71	¢	10.34	¢
Operating cost per available seat mile	14.77	¢	14.97	¢	14.12	¢	12.69	¢	12.32	¢
Passenger load factor	83.8%		83.8%		82.1%		83.0%		82.0%
Fuel gallons consumed (millions)	3,828		3,769		3,856		3,823		3,853
Average price per fuel gallon(2)	$3.00		$3.25		$3.06		$2.33		$2.15
Average price per fuel gallon, adjusted(3)	$3.07		$3.26		$3.05		$2.33		$2.15
Full-time equivalent employees, end of period	77,755		73,561		78,392		79,684		81,106

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Includes the impact of fuel hedge activity.

(3)	Non-GAAP financial measure defined and reconciled in "Operating Expense" sections of Results of Operations - 2013 compared to 2012 and 2012 compared to 2011.

	December 31,
(in millions)	2013	2012	2011	2010	2009
Total assets	$52,252	$44,550	$43,499	$43,188	$43,789
Long-term debt and capital leases (including current maturities)	$11,342	$12,709	$13,791	$15,252	$17,198
Stockholders' equity (deficit)	$11,643	$(2,131)	$(1,396)	$897	$245
Common stock outstanding	851	851	845	835	784

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights - 2013 Compared to 2012

Our net income for 2013 was $10.5 billion, which reflects $8.0 billion of income tax benefits primarily due to the release of the tax valuation allowance. Income before income taxes was $2.5 billion, representing a $1.5 billion improvement over prior year. Our pre-tax operating margin rose by 4 percentage points to 7% on both higher revenues and lower costs.

2013 was a successful year for Delta based on several measures. Our pre-tax profits were 147% higher than the prior year. Our operating performance led the industry, driving customer satisfaction and doubling our domestic net promoter scores, a metric measuring customer satisfaction. Our completion factor was 99.7% with over 70 days where none of our flights were canceled. We ranked number two in the industry for bag performance as measured by the U.S. Department of Transportation. During the year, we returned over $350 million to our shareholders through dividends and a share purchase program. We also rejoined the Standard & Poor's 500 index of large companies.

Revenue. Our passenger revenue increased $1.2 billion, despite a lower market price of fuel. We experienced positive market reaction to our first class upsell and Economy Comfort products. Our customers value these products, which together contributed more than $600 million in revenues. Our geographic regions performed well compared to the prior year, with the domestic region leading year-over-year unit revenue improvement. Unit revenues of the domestic region rose by over 5% with notable improvements in the New York market. New York unit revenues increased as we continue to see improvements due to our investments in JFK and LaGuardia, as well as many in-flight product enhancements. Revenues related to our international regions were generally flat year-over-year, with slight unit revenue improvements in both Atlantic and Latin America regions. Our Pacific region experienced a slight decline in unit revenues primarily due to the Yen devaluation.

Operating Expense. Total operating expense decreased $122 million from 2012. As a result, our consolidated operating cost per available seat mile ("CASM") for 2013 decreased 1% to 14.77 cents from 14.97 cents in 2012, on a 1% increase in capacity. CASM-Ex (a non-GAAP financial measure) was 9.14 cents in 2013, or 2% higher than 2012.

Changes in our total operating expenses reflect decreased fuel expense offset by higher salaries and related costs and profit sharing. Fuel expense for 2013 was $11.5 billion, including regional carriers; our average price per gallon was $3.00, which was $0.25 lower than 2012. Our average price per gallon, adjusted was $3.07 (a non-GAAP financial measure), which was $0.19 lower than 2012. Our fuel cost includes net airline segment fuel hedge gains for the year of $444 million, and a loss on refinery operations of $116 million, or $0.03 per gallon. The higher salaries expense represents wage increases and shows the continued investment we are making in our employees. Delta relies on its employees for its operational and financial success. As a result of our success in 2013, we will pay our employees record profit sharing of $506 million, which represents over 8% of an employee's annual pay, and is a 36% year-over-year increase.

Income Tax. We have released the tax valuation allowance that placed a reserve against certain tax assets. We now believe that, given the company's financial performance, we will be able to use these tax assets to offset future cash income tax liabilities. We recognized an $8.0 billion tax benefit primarily as a result of releasing the valuation, which was recorded in income tax benefit (provision) in our Consolidated Statement of Operations. Beginning in 2014, we expect to record income tax expense with an effective rate of approximately 38%. As of December 31, 2013, we have more than $15 billion of net operating loss carryforwards ("NOLs") that will be used to offset cash income taxes due on future earnings.

The non-GAAP financial measure CASM-Ex used in this section is defined and reconciled in "Supplemental Information" below. Average fuel price per gallon, adjusted is defined and reconciled in "Results of Operations - Year Ended 2013 and 2012 - Operating Expense" below.

Company Initiatives

Increasing Shareholder Value

We continue to focus on cash flow generation with the goal of further strengthening our balance sheet. We finished 2013 with $5.7 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). During 2013, we generated $4.5 billion in cash from operating activities, reduced debt by $1.4 billion and funded capital expenditures of $2.6 billion and returned $350 million to shareholders, while maintaining a solid liquidity position.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013 and November 6, 2013. These dividends were paid in September 2013 and November 2013 and each totaled $51 million. In addition, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016. During 2013, we repurchased and retired approximately 10 million shares at a cost of approximately $250 million. On February 7, 2014, our Board of Directors declared a $0.06 dividend for shareholders of record on February 21, 2014 and payable on March 14, 2014.

Network Strategy

We are implementing several strategies that are designed to strengthen and expand our global network and presence. These include our investment in and joint venture with Virgin Atlantic, improvements at our hubs at LaGuardia and JFK in New York and the creation of an international gateway in Seattle.

Virgin Atlantic Investment. In 2013, we purchased a 49% interest in Virgin Atlantic from Singapore Airlines for $360 million. We also entered into an agreement with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. In September 2013, the U.S. Department of Transportation granted antitrust immunity on these routes.The antitrust immunized relationship allows for joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling with respect to operations on routes between North America and the United Kingdom. Virgin Atlantic has a significant presence at London's Heathrow airport, the airport of choice for business travelers traveling to and from London. Along with our state of the art facility at JFK, we believe our relationship with Virgin Atlantic will provide our customers with superior service and connectivity between New York and London. Beginning January 1, 2014, we began working under the immunized relationship and published our first coordinated schedule that becomes effective April 2014.

LaGuardia. During December 2011, we closed transactions with US Airways in which we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. This exchange allowed us to create a new domestic hub at LaGuardia. We have increased capacity at LaGuardia by approximately 50% since March 2012, adding 123 new flights and a total of 31 new destinations. We currently operate about 277 daily flights between LaGuardia and 65 cities, more than any other airline.

We are investing approximately $200 million in a renovation and expansion project at LaGuardia to enhance the customer experience. In 2012, we opened the connector linking Terminals C and D and a new SkyClub in Terminal C. We are also expanding security lanes and a baggage handling system in both terminals as well as an enhanced SkyClub in Terminal D.

JFK. While our expanded LaGuardia schedule is focused on providing industry-leading domestic service, we are optimizing our international and trans-continental flight schedule and undertaking a redevelopment project at JFK to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners. Prior to beginning the redevelopment project, we primarily operated domestic flights out of Terminal 2 and international flights out of Terminal 3. Our initial five-year project to expand and enhance Terminal 4, which began in 2010, is on schedule. We have constructed nine new international gates in Terminal 4, which opened in 2013. We have relocated our operations from Terminal 3 to our newly constructed facilities at Terminal 4 and have begun the demolition of Terminal 3. During 2013, we announced plans for an additional $180 million expansion project that will add 11 more gates at Terminal 4. With the additional expansion, we will relocate our regional jet operations from Terminal 2 to Terminal 4. We expect that passengers will benefit from an enhanced customer experience and improved operational performance, including reduced taxi times and better on-time performance.

Seattle International Gateway Expansion. Seattle is one of Delta’s fastest-growing international gateways. We have recently expanded service in Seattle, with additional frequencies and destinations, both domestically and internationally. We have invested in our facilities, including a renovated lobby, a new Delta SkyClub and many other customer enhancements. By expanding in Seattle, we will have improved service for our local customers and increased connection into Asia.

Maintaining Cost Performance

Beginning in 2012, we implemented a cost initiatives program, which is expected to stem the rate of cost growth to less than 2% cost inflation annually. These initiatives are designed to improve our cost efficiency while maintaining our operational performance and revenue generation. An important component is the fleet restructuring initiative to retire older, less efficient aircraft from our fleet.

Fleet Restructuring

Fleet restructuring is an important component of our cost initiatives, and is focused on lowering unit costs while investing in our fleet to enhance the customer experience. We are restructuring our domestic fleet by reducing our 50-seat regional flying and replacing other older, less cost effective aircraft with newer, more efficient aircraft. Agreements with SkyWest Airlines, Inc. and Bombardier Aerospace, as well as our acquisition of Endeavor, have produced a path for us to eliminate more than 200 50-seat aircraft. We are replacing these aircraft and older B-757-200 aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900ER aircraft.

•	In 2012, we entered into an agreement with Bombardier Aerospace to purchase 40 CRJ-900 aircraft with 12 deliveries this year and 28 in 2014.

•
Also in 2012, we finalized agreements with Southwest Airlines and The Boeing Company ("Boeing") to lease 88 B-717-200 aircraft. Delivery of the aircraft began in September 2013, with a total of 13 aircraft delivered in 2013, 39 aircraft deliveries expected in 2014 and 36 aircraft deliveries expected in 2015. These B-717-200 aircraft are 110-seat aircraft and feature new, fully upgraded interiors, with 12 First Class seats, 15 Economy Comfort seats and in-flight WiFi throughout the cabin.

•
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

As mentioned above, an important component of the fleet restructuring initiative is to reduce 50-seat CRJ aircraft, which are our least fuel efficient aircraft and have the lowest customer satisfaction ratings. We are targeting a fleet size of 100 to 125 aircraft within the next two years. Our current fleet includes aircraft we lease and aircraft that are operated for us by regional carriers that own or lease aircraft through third parties. As part of the reduction, we will retire a significant portion of the fleet that is leased by us. We expect to continue to recognize material restructuring charges, representing the remaining obligations under the leases, as we retire the leased aircraft. Although many factors could change over the next two years, we currently estimate that future charges will be between $200 million to $300 million, in addition to the $107 million recorded in 2013. The timing and amount of these charges will depend on a number of factors, including our final negotiations with lessors, the timing of removing aircraft from service and the ultimate disposition of aircraft included in the fleet restructuring program. Also, to accelerate the restructuring of the fleet, we may park a portion of the fleet on a temporary basis until contracts for aircraft flying under contract carrier agreements expire. The temporarily parked aircraft will be returned to service as aircraft flying under these expiring agreements exit the fleet. We will continue to incur operating lease expense for these temporarily parked aircraft. As a result of restructuring the fleet, we expect to benefit from improved operational and fuel efficiency, customer service and reduced future maintenance cost that we will experience over the life of the new aircraft.

Fuel Expense, including refinery results

Fuel Expense. Fuel expense is our largest expense, representing 33% of total operating expenses. For 2013, our total fuel expense decreased $787 million (including our regional carriers under capacity purchase agreements) compared to 2012. This decrease is primarily due to reduced market jet fuel prices and an increase in gains from our hedging activities. Excluding mark-to-market adjustments on hedges recorded in periods other than the settlement period ("MTM adjustments"), our fuel price per gallon, adjusted (a non-GAAP financial measure) for 2013 was $3.07 per gallon, compared to $3.26 per gallon in 2012.
The market volatility of jet fuel prices greatly impacts our fuel costs. We manage our fuel cost through three primary methods: purchase agreements, fuel hedging and the operation of a refinery.

Fuel Purchase Cost. The market price per gallon of jet fuel decreased 4%, compared to 2012, which lowered our purchase cost of fuel. This decrease was partially offset by a 2% increase in consumption on higher capacity.
Fuel Hedging Program Impact. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. During 2013, our consolidated fuel hedge gain was $493 million. This hedge gain included $276 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period.

Refinery Segment Impact. Global jet fuel demand continues to increase. While the advent of shale oil production in the U.S. has reduced the threat of U.S. refinery closures beyond those that have already closed, further capacity reduction is expected in Europe, thus impacting supply in the Atlantic Basin and ultimately increasing refinery margins in the U.S. Our wholly-owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, “Monroe”), operate the Trainer refinery and related assets located near Philadelphia, Pennsylvania as part of our strategy to mitigate the increasing cost of the refining margin we are paying. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.
The refinery produces primarily gasoline, diesel and jet fuel. Under multi-year agreements, we are effectively exchanging the non-jet fuel products with Phillips 66 and BP for jet fuel to be used in our airline operations. The refinery produced approximately 162,000 barrels per day in 2013. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 150,000 barrels per day for use in airline operations during 2013.

A refinery is subject to U.S. Environmental Protection Agency ("EPA") requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. The refinery is exposed to the market price of RINs. For example, the average historical price of ethanol RINs ranged from $0.02 to $0.05 per RIN in prior years, but the market price increased to over $1.40 per RIN during 2013; the price at December 31, 2013 was $0.34 per RIN. Compliance with the RINs requirement by purchasing RINs, if available in the secondary market, at elevated prices could have a material impact on our results of operations and cash flows for 2014. We recognized $64 million of expense related to the RINs requirement in 2013, which is included in the refinery's results. We believe that holders of RINs have been withholding them from the secondary market. This reduction of available RINs significantly impairs the secondary market as a means of compliance with the RINs requirement. Therefore, the Company is pursuing legal, regulatory and legislative solutions to this problem.
The refinery recorded a loss of $116 million in 2013. The refinery's results were impacted by the cost of RINs that far exceeded their historical averages, as discussed above. In addition, we believe that the increase in jet fuel supply due to the refinery's operation has decreased the overall market price of jet fuel, and lowered our cost of jet fuel.

Results of Operations - 2013 Compared to 2012

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Passenger:
Mainline	$26,534	$25,173	$1,361	5%
Regional carriers	6,408	6,581	(173)	(3)%
Total passenger revenue	32,942	31,754	1,188	4%
Cargo	937	990	(53)	(5)%
Other	3,894	3,926	(32)	(1)%
Total operating revenue	$37,773	$36,670	$1,103	3%

		Increase (Decrease) vs. Year Ended December 31, 2012
(in millions)	Year Ended December 31, 2013	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$15,204	8%	1%	2%	6%	5%	(0.8)	pts
Atlantic	5,657	3%	1%	(1)%	2%	3%	1.2	pts
Pacific	3,561	(2)%	1%	(1)%	(2)%	(1)%	1.3	pts
Latin America	2,112	11%	11%	8%	(1)%	2%	2.3	pts
Total mainline	26,534	5%	2%	2%	3%	4%	0.3	pts
Regional carriers	6,408	(3)%	(6)%	(3)%	3%	1%	(1.8)	pts
Total passenger revenue	$32,942	4%	1%	1%	3%	3%	—	pts

Passenger Revenue. Passenger revenue increased $1.2 billion, or 4%, on a 3% PRASM increase and a 3% increase in passenger mile yield. Revenue remained strong despite lower fuel prices. In addition, the increase in passenger revenue reflects the investments for in-flight product enhancements such as the Economy Comfort product and higher corporate sales.

Our geographic regions performed well compared to the prior year, with the domestic region leading year-over-year unit revenue improvement as a result of higher passenger mile yield. Unit revenues of the domestic region rose by over 5% with notable improvements in the New York market. New York unit revenues increased as we continue to see improvements due to our investments in JFK and LaGuardia, as well as many in-flight product enhancements. Revenues related to our international regions were generally flat year-over-year, with slight unit revenue improvements in both Atlantic and Latin America regions. Our Pacific region experienced a slight decline in unit revenues primarily due to the Yen devaluation.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Aircraft fuel and related taxes	$9,397	$10,150	$(753)	(7)%
Salaries and related costs	7,720	7,266	454	6%
Regional carrier expense	5,669	5,647	22	—%
Aircraft maintenance materials and outside repairs	1,852	1,955	(103)	(5)%
Contracted services	1,665	1,566	99	6%
Depreciation and amortization	1,658	1,565	93	6%
Passenger commissions and other selling expenses	1,603	1,590	13	1%
Landing fees and other rents	1,410	1,336	74	6%
Passenger service	762	732	30	4%
Profit sharing	506	372	134	36%
Aircraft rent	209	272	(63)	(23)%
Restructuring and other items	402	452	(50)	NM(1)
Other	1,520	1,592	(72)	(5)%
Total operating expense	$34,373	$34,495	$(122)	—%

(1) NM - not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 16 of the Notes to the Consolidated Financial Statements.

Fuel Expense. Including regional carriers under capacity purchase agreements, fuel expense decreased $787 million because of a 4% decrease in fuel market price per gallon and fuel hedge gains, partially offset by a 2% increase in consumption. The table below presents fuel expense, gallons consumed and our average price per gallon, including the impact of fuel hedging and the refinery:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2013	2012
Aircraft fuel and related taxes(1)	$9,397	$10,150	$(753)
Aircraft fuel and related taxes included within regional carrier expense	2,067	2,101	(34)
Total fuel expense	$11,464	$12,251	$(787)	(6)%

Total fuel consumption (gallons)	3,828	3,769	59	2%
Average price per gallon	$3.00	$3.25	$(0.25)	(8)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2013	2012		2013	2012
Fuel purchase cost	$11,792	$12,122	$(330)	$3.09	$3.23	$(0.14)
Airline segment fuel hedge (gains) losses	(444)	66	(510)	(0.12)	0.01	(0.13)
Refinery segment impact	116	63	53	0.03	0.01	0.02
Total fuel expense	$11,464	$12,251	$(787)	$3.00	$3.25	$(0.25)
MTM adjustments gains	276	27	249	0.07	0.01	0.06
Total fuel expense, adjusted	$11,740	$12,278	$(538)	$3.07	$3.26	$(0.19)

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

Fuel Hedge (Gains) Losses and MTM Adjustments. During the year ended December 31, 2013, our airline segment fuel hedge gains of $444 million included $276 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The gains for MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

We adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $3.07 for the year ended December 31, 2013.

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

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and maintenance sales to third parties by our MRO services business. The decrease in maintenance costs is primarily due to lower volume of sales to third parties of our MRO services and the cyclical timing of maintenance events on our fleet.

Contracted Services. Contracted services expense increased year-over-year due primarily to the impact of severe winter storms on our operations and costs associated with the 1% increase in capacity.

Depreciation and amortization. Depreciation and amortization expense increased year-over-year primarily due to our investment in the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Landing fees and other rents. Landing fees and other rents increased year-over-year primarily due to our investment in airport facilities.

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

Aircraft Rent. Aircraft rent decreased year-over-year due primarily due to purchasing aircraft off-lease.

Results of Operations - 2012 Compared to 2011

Operating Revenue

	Year Ended December 31,		Increase	% Increase
(in millions)	2012	2011
Passenger:
Mainline	$25,173	$23,843	$1,330	6%
Regional carriers	6,581	6,414	167	3%
Total passenger revenue	31,754	30,257	1,497	5%
Cargo	990	1,027	(37)	(4)%
Other	3,926	3,831	95	2%
Total operating revenue	$36,670	$35,115	$1,555	4%

		Increase (Decrease) vs. Year Ended December 31, 2011
(in millions)	Year Ended December 31, 2012	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$14,134	7%	1%	—%	6%	7%	0.8	pts
Atlantic	5,514	(1)%	(4)%	(7)%	3%	6%	2.8	pts
Pacific	3,619	11%	6%	3%	5%	8%	2.6	pts
Latin America	1,906	8%	6%	3%	2%	5%	2.7	pts
Total mainline	25,173	6%	1%	(1)%	5%	7%	1.7	pts
Regional carriers	6,581	3%	(4)%	(5)%	7%	8%	0.7	pts
Total passenger revenue	$31,754	5%	—%	(2)%	5%	7%	1.7	pts

Passenger Revenue. Passenger revenue increased $1.5 billion, or 5%, due to an improvement in the passenger mile yield of 5%, on a 2% decline in capacity. Passenger mile yield and unit revenue increased due to fare increases, higher revenue under corporate travel contracts and improvements in our products and services.

International mainline passenger revenue increased $520 million. In early 2011, we faced industry overcapacity in the transatlantic market and in connection with our joint venture partners, AirFrance-KLM and Alitalia, we reduced capacity in underperforming markets during the second half of 2011 and in 2012. As a result, Atlantic PRASM was up 6%, driven by a 3% increase in yield on a 7% decrease in capacity. Pacific passenger revenue increased 11% on a 3% and 6% increase in capacity and traffic, respectively. These results reflect Pacific market improvement, as demand returned to levels seen prior to the March 2011 earthquake and tsunami in Japan. Latin America passenger revenue increased 8% on a 3% and 6% increase in capacity and traffic, respectively.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2012	2011
Aircraft fuel and related taxes	$10,150	$9,730	$420	4%
Salaries and related costs	7,266	6,894	372	5%
Regional carrier expense	5,647	5,470	177	3%
Aircraft maintenance materials and outside repairs	1,955	1,765	190	11%
Passenger commissions and other selling expenses	1,590	1,682	(92)	(5)%
Contracted services	1,566	1,642	(76)	(5)%
Depreciation and amortization	1,565	1,523	42	3%
Landing fees and other rents	1,336	1,281	55	4%
Passenger service	732	721	11	2%
Profit sharing	372	264	108	41%
Aircraft rent	272	298	(26)	(9)%
Restructuring and other items	452	242	210	NM(1)
Other	1,592	1,628	(36)	(2)%
Total operating expense	$34,495	$33,140	$1,355	4%

(1) For a discussion of charges recorded in restructuring and other items, see Note 16 of the Notes to the Consolidated Financial Statements.

Fuel Expense. Including regional carriers under capacity purchase agreements, fuel expense increased $468 million because of a 6% increase in our average price per gallon, despite a 2% decrease in consumption. The table below presents fuel expense, gallons consumed and our average price per gallon, including the impact of fuel hedge losses of $66 million during the year ended December 31, 2012:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2012	2011
Aircraft fuel and related taxes	$10,150	$9,730	$420
Aircraft fuel and related taxes included within regional carrier expense	2,101	2,053	48
Total fuel expense	$12,251	$11,783	$468	4%

Total fuel consumption (gallons)	3,769	3,856	(87)	(2)%
Average price per gallon	$3.25	$3.06	$0.19	6%

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2012	2011		2012	2011
Fuel purchase cost	$12,122	$12,203	$(81)	$3.23	$3.17	$0.06
Fuel hedge losses (gains)	66	(420)	486	0.01	(0.11)	0.12
Refinery segment impact	63	—	63	0.01	—	0.01
Total fuel expense	$12,251	$11,783	$468	$3.25	$3.06	$0.19
MTM adjustments gains (losses)	27	(26)	53	0.01	(0.01)	0.02
Total fuel expense, adjusted	$12,278	$11,757	$521	$3.26	$3.05	$0.21

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

Non-Operating Results

	Year Ended December 31,			Favorable (Unfavorable)
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Interest expense, net	$(698)	$(812)	$(901)	$114	$89
Amortization of debt discount, net	(154)	(193)	(193)	39	—
Loss on extinguishment of debt	—	(118)	(68)	118	(50)
Miscellaneous, net	(21)	(27)	(44)	6	17
Total other expense, net	$(873)	$(1,150)	$(1,206)	$277	$56

The decline in interest expense, net is driven by reduced levels of debt and lower interest rates. Our principal amount of debt has declined from $15.4 billion at the beginning of 2011 to $11.2 billion at December 31, 2013. During 2012 and 2011, we recorded $118 million and $68 million in losses from the early extinguishment of debt, which primarily related to the write-off of debt discounts. These debt discounts are primarily a result of fair value adjustments recorded in 2008 to reduce the carrying value of Northwest long-term debt due to purchase accounting. As a result of these write-offs and scheduled amortization, our unamortized debt discount has decreased from $935 million at the beginning of 2011 to $383 million at December 31, 2013.

Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. The following table shows the components of our income tax benefit (provision):

	Year Ended December 31,
(in millions)	2013	2012	2011
Current tax benefit (provision):
Federal	$24	$—	$91
State and local	(3)	15	(6)
International	1	(14)	(2)
Deferred tax provision:
Federal	7,197	(4)	2
State and local	794	(13)	—
Income tax benefit (provision)	$8,013	$(16)	$85

During the December 2013 quarter, after considering all relevant factors, we concluded that our deferred income tax assets are more likely than not to be realized. Accordingly, at December 31, 2013, we released almost all of our valuation allowance against our net deferred income tax assets. The release of the allowance primarily resulted in a net tax benefit of $8.0 billion that was recorded in income tax benefit (provision) in our Consolidated Statement of Operations. Beginning in 2014, we expect to record income tax expense with an effective rate of approximately 38%. At December 31, 2013, we had $15.3 billion of U.S. federal pre-tax net operating loss carryforwards. Accordingly, we believe we will not pay any cash federal income taxes during the next several years. Our U.S. federal pre-tax net operating loss carryforwards do not begin to expire until 2023. See Note 12 of the Notes to the Consolidated Financial Statements for more information.

During 2012 and 2011, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets were fully reserved by a valuation allowance. During 2011, we recorded an income tax benefit of $85 million, primarily related to the recognition of alternative minimum tax refunds.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of December 31, 2013, we had $5.7 billion in unrestricted liquidity, consisting of $3.8 billion in cash and cash equivalents and short-term investments and $1.9 billion in undrawn revolving credit facilities.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $4.5 billion in 2013, $2.5 billion in 2012 and $2.8 billion in 2011. We also expect to generate positive cash flows from operations in 2014.

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

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 33% of our total operating expenses for 2013. The market price for jet fuel is highly volatile and can vary significantly from period to period. This price volatility affects our cash flows from operations, impacting comparability from period to period.

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

As part of our fuel hedging program, we may be required to pay hedge margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive hedge margin. Our future cash flows are impacted depending upon the nature of our derivative contracts and the market price of the commodities underlying our derivative contracts

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Under the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of 2013, 2012 and 2011. In 2011, this operating cash flow was largely offset by working capital changes. We anticipate American Express will make an additional purchase of $675 million of unrestricted SkyMiles in 2014.

In 2008, we entered into a multi-year extension of our American Express agreements and received $1.0 billion from American Express for an advance purchase of restricted SkyMiles. The agreement, as modified, provided that our obligations with respect to the advance purchase would be satisfied as American Express uses the purchased miles over a specified future period (“SkyMiles Usage Period”). During the SkyMiles Usage Period, which commenced in December 2011, American Express utilized SkyMiles valued at $333 million annually over three years beginning 2012 instead of paying cash to Delta for SkyMiles used. This draw down of $333 million in SkyMiles reduced cash flows from operations in 2012 compared to 2011. In December 2013, we and American Express amended this agreement to allow American Express to use these SkyMiles immediately and without restriction.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the The Pension Protection Act of 2006. We contributed $914 million in 2013, including $250 million above the minimum funding levels, $697 million in 2012 and $598 million in 2011 to our defined benefit pension plans. We estimate the funding under these plans will total approximately $925 million in 2014, including $250 million above the minimum funding requirements.

Undrawn Lines of Credit

We have available $1.9 billion in undrawn lines of credit. As described in Note 8 of the Notes to the Consolidated Financial Statements, we have an undrawn $1.2 billion first-lien revolving credit facility, as part of our 2011 Credit Facilities. The revolving credit facility carries a variable interest rate and expires in April 2016.

We also have an undrawn $450 million revolving credit facility included in the 2012 Pacific Facilities, as described in Note 8 of the Notes to the Consolidated Financial Statements. The 2012 Pacific Facilities are secured by our Pacific routes and slots. This revolving credit facility carries a variable interest rate and expires in October 2017. In addition, we have undrawn bank revolving credit facilities of $250 million.

The credit facilities mentioned above have covenants, such as collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities and may not be able to draw on the revolving credit facilities.

Other

Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that a significant portion of our assets are subject to liens.

Investing and Financing

Investing Activities

We incurred capital expenditures of $2.6 billion in 2013, $2.0 billion in 2012 and $1.3 billion in 2011. Our capital expenditures were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering. Also during 2013, we purchased a 49% equity investment in Virgin Atlantic for $360 million.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $2.3 billion in 2014 primarily for aircraft and aircraft modifications. We expect that the 2014 investments will be funded through cash from operations and new financings.

Financings

At December 31, 2013, total debt and capital leases, including current maturities, was $11.3 billion, a $1.4 billion reduction from December 31, 2012 and a $5.9 billion reduction from December 31, 2009. We have focused on reducing our total debt over the past few years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced previous financing transactions, which we expect to reduce our total future interest expense.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend in both August 2013 and November 2013. These dividends were paid in September 2013 and November 2013 and each totaled $51 million. In addition, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016. During 2013, we repurchased and retired approximately 10 million shares at a cost of approximately $250 million.

In 2013, we received $268 million in financing proceeds from long-term debt, which is secured by aircraft delivered in 2013. In 2012, we received $480 million in financing proceeds from long-term debt secured by aircraft previously financed by debt. In 2012, we also refinanced $1.7 billion in debt and undrawn revolving credit facilities secured by our Pacific routes and slots, which resulted in a lower interest rate.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments which are generally ordinary course of business obligations that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

	Contractual Obligations by Year(1)
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt (see Note 8)
Principal amount	$1,491	$1,089	$1,472	$2,190	$2,159	$2,827	$11,228
Interest payments	510	440	370	290	230	460	2,300
Capital lease obligations (see Note 9)	165	158	143	100	54	74	694
Operating lease payments (see Note 9)	1,429	1,356	1,186	1,026	831	5,666	11,494
Aircraft purchase commitments (see Note 10)	1,585	1,215	1,700	1,495	450	2,700	9,145
Contract carrier obligations (see Note 10)	2,110	2,040	1,780	1,560	1,320	1,930	10,740
Employee benefit obligations (see Note 11)	810	760	690	670	650	8,260	11,840
Other obligations	790	580	530	390	430	1,420	4,140
Total	$8,890	$7,638	$7,871	$7,721	$6,124	$23,337	$61,581

(1)	For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt.

Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using LIBOR at December 31, 2013.

Aircraft Purchase Commitments. Represents our commitments to purchase 88 B-737-900ER, 30 A321-200, 28 CRJ-900, 18 B-787-8 aircraft and 10 A330-300 aircraft. Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

Contract Carrier Obligations. Represents our estimated minimum fixed obligations under capacity purchase agreements with regional carriers. The reported amounts are based on (1) the required minimum levels of flying by our contract carriers under the applicable agreements and (2) assumptions regarding the costs associated with such minimum levels of flying.

Employee Benefit Obligations. Represents primarily (1) our estimated minimum required funding for our qualified defined benefit pension plans based on actuarially determined estimates and (2) projected future benefit payments from our unfunded postretirement and postemployment plans. For additional information about our employee benefit obligations, see “Critical Accounting Policies and Estimates.”

Other Obligations. Represents estimated purchase obligations under which we are required to make minimum payments for goods and services, including but not limited to insurance, marketing, maintenance, technology, sponsorships and other third party services and products. Additionally, other obligations includes estimates of lease payments on the remaining 75 B-717-200 aircraft still to be delivered in 2014 and 2015 from the agreements entered into in 2012 with Southwest Airlines and Boeing to lease 88 B-717-200 aircraft .

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that require significant judgments and estimates. Accordingly, the actual results may differ materially from these estimates. For a discussion of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.

Frequent Flyer Program

Our frequent flyer program (the “SkyMiles Program”) offers incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program, as well as through participating companies such as credit card companies, hotels and car rental agencies. We sell mileage credits to non-airline businesses, customers and other airlines.

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

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple deliverables, as defined below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. In September 2013, we and American Express modified our SkyMiles agreements. This modification required that we use a different accounting standard for recording SkyMiles sold. Prior to the modifications, we allocated consideration received from selling miles to American Express among two primary deliverables: credit redeemable for future travel and marketing deliverables. We deferred revenue related to the portion of mileage credits redeemable for future travel based on the rate at which we sell mileage credits to other airlines. We calculated the value of the marketing component based on the residual method and recognize it as other revenue as related marketing services are provided.

The September 2013 modifications introduced new deliverables and modified existing deliverables. Because these modifications were material to the SkyMiles agreements, we are required to use a different accounting standard that allocates the consideration received from selling miles to all deliverables based on their relative standalone sales price. Accordingly, we determined our best estimate of selling prices by considering discounted cash flows analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, access to Delta SkyClub lounges and other benefits while traveling on Delta and (4) brand value. The effect of this change in accounting standard lowered the deferral rate we use to record miles sold under the agreements, which increases revenue we will record in future periods. The revenue impact of the SkyMiles agreement modifications was insignificant for 2013 and is expected to increase 2014 revenue by approximately $100 million. Additionally, upon application of this accounting standard, we were required to adjust the recorded value of miles currently deferred in our Frequent Flyer Liability that originated through the American Express programs. Accordingly, we adjusted the liability in the September 2013 quarter by less than $10 million.

Breakage. For mileage credits that we estimate are not likely to be redeemed (“breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2013, the aggregate deferred revenue balance associated with the SkyMiles Program was $4.4 billion. A hypothetical 1% change in the number of outstanding miles estimated to be redeemed would result in a $28 million impact on our deferred revenue liability at December 31, 2013.

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

Changes in certain events and circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of a weakened U.S. and global economy, (5) interruption to our operations due to a prolonged employee strike, terrorist attack, or other reasons and (6) changes to the regulatory environment.

We assessed each of the above assumptions in our most recent impairment analyses. The combination of our most recently completed annual results and our projected revenues, expenses and cash flows more than offset the impact of fuel prices and other airline input costs. The stabilizing operating environment for U.S. airlines has resulted in annual yields increasing along with load factors, leading to improved financial results.

Goodwill. Our goodwill balance was $9.8 billion at December 31, 2013. We determined that there was no indication that Goodwill was impaired based upon our qualitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above.

Identifiable Intangible Assets. Our identifiable intangible assets had a net carrying amount of $4.7 billion at December 31, 2013. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements.

In 2013, we determined that there was no indication that our indefinite-lived intangible assets were impaired based upon our assessments. These assessments included analyses and weighting of all relevant factors, including the significant inputs and key assumptions which impact the fair value of our indefinite-lived intangible assets.

Long-Lived Assets

Our flight equipment and other long-lived assets have a recorded value of $21.9 billion at December 31, 2013. This value is based on various factors, including the assets' estimated useful lives and salvage values. We record impairment losses on flight equipment and other long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. Factors which could cause impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

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

Income Tax Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred income tax liabilities, the overall business environment, our historical financial results, our industry's historically cyclical financial results and potential current and future tax planning strategies. We recorded a full valuation allowance in 2004 due to our cumulative loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2012, we had an $11.0 billion valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets.

For 2012, we recorded a pre-tax profit of $1.0 billion, and during 2012 we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance. However given the industry's recent history of significant losses, we concluded as of December 31, 2012 that another year of significant profitability was needed to support a release of valuation allowance.

During 2013, we continued our trend of sustained profitability, recording a pre-tax profit of $2.5 billion for the year. During the December 2013 quarter, after considering all relevant factors, we concluded that our deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing our net deferred net assets, the significant relevant factors that we considered are: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) forecast of airline revenue trends; (4) estimate of future fuel prices; and (5) future impact of taxable temporary differences. Accordingly, at December 31, 2013, we released almost all of our valuation allowance against our net deferred income tax assets, primarily resulting in the $8.0 billion benefit in our provision for income taxes.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2013, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $10.1 billion. During 2013, we contributed $914 million to these plans and recorded $354 million of expense in salaries and related costs on our Consolidated Statement of Operations. In 2014, we estimate we will contribute approximately $925 million to these plans, including $250 million of contributions above the minimum funding requirements, and that our expense will be approximately $230 million. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the discount rate and the expected long-term rate of return on the plan assets.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 5.01% and 4.11% at December 31, 2013 and 2012, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 4.10% to 5.70% between 2013 and 2011.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan asset assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our actual historical annualized three and five year rate of return on plan assets for our defined benefit pension plans was approximately 9% and 12%, respectively, as of December 31, 2013. The investment strategy for our defined benefit pension plan assets is to use a diversified mix of global public and private equity portfolios, public and private fixed income portfolios and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds our annualized return target. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2013 was 9%.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2014 Pension Expense	Effect on Accrued Pension Liability at December 31, 2013
0.50% decrease in weighted average discount rate	—	+$1.1 billion
0.50% increase in weighted average discount rate	-$5 million	-$1.1 billion
0.50% decrease in expected long-term rate of return on assets	+$50 million	—
0.50% increase in expected long-term rate of return on assets	-$50 million	—

Funding. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Delta elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate.

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

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income (loss), see Note 14.

Presentation of Comprehensive Income

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

•
Ancillary businesses. Our ancillary businesses include aircraft maintenance and staffing services we provide to third parties and our vacation wholesale operations. Because these businesses are not related to the generation of a seat mile, we exclude the costs related to these businesses from this measure to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•
Profit sharing. We exclude profit sharing because this exclusion allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

•
Restructuring and other items. Because of the variability in restructuring and other items, the exclusion of this item from this measure is helpful to investors to analyze our core operational performance in the periods shown.

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

	Year Ended December 31,
	2013	2012
CASM	14.77 ¢	14.97 ¢
Items excluded:
Aircraft fuel and related taxes	(5.04)	(5.32)
Ancillary businesses	(0.32)	(0.38)
Profit sharing	(0.22)	(0.16)
Restructuring and other items	(0.17)	(0.20)
MTM adjustments	0.12	0.01
CASM-Ex	9.14 ¢	8.92 ¢

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. We utilize several different contract and commodity types in this program and frequently test its economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

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

For the year ended December 31, 2013, aircraft fuel and related taxes, including our regional carriers under capacity purchase agreements, accounted for $11.5 billion, or 33%, of our total operating expense. We recognized $493 million of net fuel hedge gains during the year ended December 31, 2013, including $276 million of mark-to-market gains primarily relating to hedge contracts settling in future periods.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at December 31, 2013 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Year Ending December 31, 2014			Fuel Hedge Margin (Posted to) Received from Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(2,290)	$170	$(2,120)	$220
+ 10%	(1,140)	150	(990)	80
- 10%	1,140	50	1,190	30
- 20%	2,290	10	2,300	(30)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $3.00, excluding transportation costs and taxes, at December 31, 2013 and estimated fuel consumption of 3.9 billion gallons for the year ending December 31, 2014.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at December 31, 2013.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2013, we had $4.9 billion of fixed-rate long-term debt and $6.3 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $210 million at December 31, 2013 and would have increased the annual interest expense on our variable-rate long-term debt by $44 million, exclusive of the impact of our interest rate hedge contracts.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and Canadian dollar. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. At December 31, 2013, we had open foreign currency forward contracts totaling a $257 million asset position. We estimate that a 10% depreciation or appreciation in the price of the Japanese yen and Canadian dollar in relation to the U.S. dollar would change the projected cash settlement value of our open hedge contracts by a $80 million gain or $100 million loss, respectively, for the year ending December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 21, 2014

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,844	$2,416
Short-term investments	959	958
Restricted cash, cash equivalents and short-term investments	122	375
Accounts receivable, net of an allowance for uncollectible accounts of $23 and $36 at December 31, 2013 and 2012, respectively	1,609	1,693
Fuel inventory	706	619
Expendable parts and supplies inventories, net of an allowance for obsolescence of $118 and $127 at December 31, 2013 and 2012, respectively	357	404
Deferred income taxes, net	1,736	463
Prepaid expenses and other	1,318	1,344
Total current assets	9,651	8,272
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $7,792 and $6,656 at December 31, 2013 and 2012, respectively	21,854	20,713
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $738 and $670 at December 31, 2013 and 2012, respectively	4,658	4,679
Deferred income taxes, net	4,992	—
Other noncurrent assets	1,303	1,092
Total other assets	20,747	15,565
Total assets	$52,252	$44,550
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,547	$1,627
Air traffic liability	4,122	3,696
Accounts payable	2,300	2,293
Accrued salaries and related benefits	1,926	1,680
Frequent flyer deferred revenue	1,861	1,806
Taxes payable	673	585
Fuel card obligation	602	455
Other accrued liabilities	1,121	1,128
Total current liabilities	14,152	13,270
Noncurrent Liabilities:
Long-term debt and capital leases	9,795	11,082
Pension, postretirement and related benefits	12,392	16,005
Frequent flyer deferred revenue	2,559	2,628
Deferred income taxes, net	—	2,047
Other noncurrent liabilities	1,711	1,649
Total noncurrent liabilities	26,457	33,411
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 869,484,981 and 867,866,505 shares issued at December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	13,982	14,069
Retained earnings (accumulated deficit)	3,049	(7,389)
Accumulated other comprehensive loss	(5,130)	(8,577)
Treasury stock, at cost, 18,041,848 and 16,464,472 shares at December 31, 2013 and 2012, respectively	(258)	(234)
Total stockholders' equity (deficit)	11,643	(2,131)
Total liabilities and stockholders' equity (deficit)	$52,252	$44,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2013	2012	2011
Operating Revenue:
Passenger:
Mainline	$26,534	$25,173	$23,843
Regional carriers	6,408	6,581	6,414
Total passenger revenue	32,942	31,754	30,257
Cargo	937	990	1,027
Other	3,894	3,926	3,831
Total operating revenue	37,773	36,670	35,115

Operating Expense:
Aircraft fuel and related taxes	9,397	10,150	9,730
Salaries and related costs	7,720	7,266	6,894
Regional carrier expense	5,669	5,647	5,470
Aircraft maintenance materials and outside repairs	1,852	1,955	1,765
Contracted services	1,665	1,566	1,642
Depreciation and amortization	1,658	1,565	1,523
Passenger commissions and other selling expenses	1,603	1,590	1,682
Landing fees and other rents	1,410	1,336	1,281
Passenger service	762	732	721
Profit sharing	506	372	264
Aircraft rent	209	272	298
Restructuring and other items	402	452	242
Other	1,520	1,592	1,628
Total operating expense	34,373	34,495	33,140

Operating Income	3,400	2,175	1,975

Other Expense:
Interest expense, net	(698)	(812)	(901)
Amortization of debt discount, net	(154)	(193)	(193)
Loss on extinguishment of debt	—	(118)	(68)
Miscellaneous, net	(21)	(27)	(44)
Total other expense, net	(873)	(1,150)	(1,206)

Income Before Income Taxes	2,527	1,025	769

Income Tax Benefit (Provision)	8,013	(16)	85

Net Income	$10,540	$1,009	$854

Basic Earnings Per Share	$12.41	$1.20	$1.02
Diluted Earnings Per Share	$12.29	$1.19	$1.01
Cash Dividends Declared Per Share	$0.12	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2013	2012	2011
Net Income	$10,540	$1,009	$854
Other comprehensive income (loss):
Net gain (loss) on derivatives	482	211	(167)
Net change in pension and other benefit liabilities(1)	2,965	(2,022)	(3,021)
Total Other Comprehensive Income (Loss)	3,447	(1,811)	(3,188)
Comprehensive Income (Loss)	$13,987	$(802)	$(2,334)

(1)	Pension and other benefit liabilities were significantly impacted by discount rates, see Note 11.

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$10,540	$1,009	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,658	1,565	1,523
Amortization of debt discount, net	154	193	193
Fuel hedge derivative contracts	(114)	(209)	135
Deferred income taxes	(7,991)	17	(2)
Pension, postretirement and postemployment expense less than payments	(624)	(208)	(308)
Restructuring and other items	285	184	142
SkyMiles used pursuant to advance purchase under American Express Agreements	(333)	(333)	(49)
Changes in certain assets and liabilities:
Receivables	90	(116)	(76)
Restricted cash and cash equivalents	231	(51)	153
Fuel inventory	(87)	(451)	(8)
Prepaid expenses and other current assets	28	(134)	(8)
Air traffic liability	426	216	174
Frequent flyer deferred revenue	(121)	(115)	82
Accounts payable and accrued liabilities	213	899	303
Other assets and liabilities	(36)	(66)	(373)
Other, net	185	76	99
Net cash provided by operating activities	4,504	2,476	2,834
Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,117)	(1,196)	(907)
Ground property and equipment, including technology	(451)	(772)	(347)
Purchase of Virgin Atlantic shares	(360)	—	—
Purchase of short-term investments	(959)	(958)	(1,078)
Redemption of short-term investments	1,117	1,019	844
Other, net	14	(55)	(10)
Net cash used in investing activities	(2,756)	(1,962)	(1,498)
Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,461)	(2,864)	(4,172)
Cash dividends	(102)	—	—
Proceeds from long-term obligations	268	1,965	2,395
Repurchase of common stock	(250)	—	—
Fuel card obligation	147	137	318
Other, net	78	7	(112)
Net cash used in financing activities	(1,320)	(755)	(1,571)
Net Increase (Decrease) in Cash and Cash Equivalents	428	(241)	(235)
Cash and cash equivalents at beginning of period	2,416	2,657	2,892
Cash and cash equivalents at end of period	$2,844	$2,416	$2,657

Supplemental Disclosure of Cash Paid for Interest	$698	$834	$925
Non-Cash Transactions:
Flight equipment under capital leases	$67	$28	$117
Built-to-suit leased facilities	114	214	126
American Express advance purchase of restricted SkyMiles	285	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2011	848	$—	$13,926	$(9,252)	$(3,578)	13	$(199)	$897
Net income	—	—	—	854	—	—	—	854
Other comprehensive loss	—	—	—	—	(3,188)	—	—	(3,188)
Shares of common stock issued to settle bankruptcy claims under Plans of Reorganization	10	—	—	—	—	—	—	—
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $9.63(1) per share)	3	—	72	—	—	3	(32)	40
Stock options exercised	—	—	1	—	—	—	—	1
Balance at December 31, 2011	861	—	13,999	(8,398)	(6,766)	16	(231)	(1,396)
Net income	—	—	—	1,009	—	—	—	1,009
Other comprehensive loss	—	—	—	—	(1,811)	—	—	(1,811)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $10.91(1) per share)	5	—	54	—	—	—	(3)	51
Stock options exercised	2	—	16	—	—	—	—	16
Balance at December 31, 2012	868	—	14,069	(7,389)	(8,577)	16	(234)	(2,131)
Net income	—	—	—	10,540	—	—	—	10,540
Dividends declared	—	—	—	(102)	—	—	—	(102)
Other comprehensive income	—	—	—	—	3,447	—	—	3,447
Shares of common stock issued and compensation expense associated with equity awards and other (Treasury shares withheld for payment of taxes, $14.97(1) per share)	5	—	90	—	—	2	(24)	66
Stock options exercised	6	—	73	—	—	—	—	73
Stock purchased and retired	(10)	—	(250)	—	—	—	—	(250)
Balance at December 31, 2013	869	$—	$13,982	$3,049	$(5,130)	18	$(258)	$11,643

(1)	Weighted average price per share

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

As described in Note 18, we became the sole owner of Endeavor Air, Inc. ("Endeavor"), formerly Pinnacle Airlines, Inc., on May 1, 2013, pursuant to a confirmed plan of reorganization in the bankruptcy cases of Endeavor and its affiliates. Prior to this acquisition, Endeavor served as a regional carrier under a capacity purchase agreement where we purchased all of Endeavor's seat inventory and marketed it under the Delta tradename. Accordingly, Endeavor's passenger revenue was included in regional carriers passenger revenue in Delta's Consolidated Statements of Operations. All of the expenses Delta incurred under this arrangement were included in contract carrier arrangements expense. Subsequent to this acquisition, we have maintained this presentation and have re-titled contract carrier arrangements expense as regional carrier expense to reflect the inclusion of a wholly-owned regional carrier. This presentation aligns with the regional revenue presentation on the Consolidated Statements of Operations.

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

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information about accumulated other comprehensive income (loss), see Note 14.

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

Inventories

Spare Parts. Inventories of expendable parts related to flight equipment, which cannot be economically repaired, reconditioned or reused after removal from the aircraft, are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence is provided over the remaining useful life of the related fleet for spare parts expected to be available at the date aircraft are retired from service. We also provide allowances for parts identified as excess or obsolete to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 5% of the original cost.

Refinery. Refined product, feedstock and blendstock inventories, all of which are finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead. Ending inventory costs in excess of market value are written down to net recoverable values and charged to operating expense.

Accounting for Refinery Related Buy/Sell Agreements

To the extent that we receive jet fuel for non-jet fuel products (as defined in Note 2) exchanged under buy/sell agreements, we account for these transactions as non-monetary exchanges. We have recorded these non-monetary exchanges at the carrying amount of the non-jet fuel products transferred within aircraft fuel and related taxes on the Consolidated Statements of Operations.

Derivatives

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and may adjust our derivative portfolio as market conditions change. We recognize derivative contracts at fair value on our Consolidated Balance Sheets.

Not Designated as Accounting Hedges. During 2011, we stopped designating substantially all of our new fuel derivative contracts as accounting hedges and discontinued hedge accounting for fuel derivative contracts that had previously been designated as accounting hedges. As a result, we record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. Prior to this change in accounting designation, gains or losses on these contracts were deferred in accumulated other comprehensive income (loss) ("AOCI") until contract settlement. At contract settlement, the gains or losses were then reclassified to aircraft fuel and related taxes. As of December 31, 2013, there are no fuel derivative contracts designated as accounting hedges.

Designated as Cash Flow Hedges. For derivative contracts designated as cash flow hedges (interest rate contracts and foreign currency exchange rates), the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income.

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

We perform, at least quarterly, an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts that continue to be designated as hedges, consisting of interest rate and foreign currency exchange contracts, will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

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

Frequent Flyer Program

The SkyMiles Program offers incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program, as well as through participating companies such as credit card companies, hotels and car rental agencies. We sell mileage credits to non-airline businesses, customers and other airlines.

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

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our SkyMiles Program provide customers with two deliverables: (1) mileage credits earned and (2) air transportation. We value each deliverable on a standalone basis. Our estimate of the selling price of a mileage credit is based on an analysis of our sales of mileage credits to other airlines and customers, which is re-evaluated at least annually. We use established ticket prices to determine the estimated selling price of air transportation. We allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

We defer revenue for the mileage credits related to passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple deliverables, as defined below.

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

In September 2013, we and American Express modified our SkyMiles agreements. This modification required that we use a different accounting standard for recording SkyMiles sold. Prior to the modifications, we allocated consideration we received from selling miles to American Express among two primary deliverables: credit redeemable for future travel and marketing deliverables. We deferred revenue related to the portion of mileage credits redeemable for future travel based on the rate at which we sell mileage credits to other airlines. We calculated the value of the marketing component based on the residual method and recognize it as other revenue as related marketing services are provided.

The September 2013 modifications introduced new deliverables and modified existing deliverables. Because these modifications were material to the SkyMiles agreements, we are required to use a different accounting standard that allocates the consideration received from selling miles to all deliverables based on their relative standalone sales price. Accordingly, we determined our best estimate of selling prices by considering discounted cash flows analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, access to Delta SkyClub lounges and other benefits while traveling on Delta and (4) brand value. The effect of this change in accounting standard lowered the deferral rate we use to record miles sold under the agreements, which increases revenue we will record in future periods. The revenue impact of the SkyMiles agreement modifications was insignificant for 2013 and is expected to increase 2014 revenue by approximately $100 million. Additionally, upon application of this accounting standard, we were required to adjust the recorded value of miles currently deferred in our Frequent Flyer Liability that originated through the American Express programs. Accordingly, we adjusted the liability in the September 2013 quarter by less than $10 million.

Breakage. For mileage credits that we estimate are not likely to be redeemed (“breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years.

Regional Carriers Revenue

During the year ended December 31, 2013, we had contract carrier agreements with third party regional carriers ("Contract Carriers"), in addition to our wholly-owned subsidiary, Endeavor. In May 2013, Endeavor (formerly Pinnacle Airlines, Inc.) emerged from bankruptcy and we became its sole owner pursuant to a confirmed plan of reorganization. Our wholly-owned subsidiary, Comair, Inc. ("Comair") ceased operations in September 2012 (see Note 16).

Our Contract Carrier agreements are structured as either (1) capacity purchase agreements where we purchase all or a portion of the Contract Carrier's capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue related to all of our Contract Carrier agreements as regional carriers passenger revenue. We record expenses related to our Contract Carrier agreements, as regional carrier expense.

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

Long-Lived Assets

The following table shows our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2013	2012
Flight equipment	21-30 years	$23,373	$21,481
Ground property and equipment	3-40 years	4,596	4,254
Flight and ground equipment under capital leases	Shorter of lease term or estimated useful life	1,296	1,381
Advance payments for equipment		381	253
Less: accumulated depreciation and amortization(1)		(7,792)	(6,656)
Total property and equipment, net		$21,854	$20,713

(1) Includes accumulated amortization for flight and ground equipment under capital leases in the amount of $657 million and $653 million at December 31, 2013 and 2012, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation expense for each of the years ended December 31, 2013, 2012 and 2011 was approximately $1.4 billion. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software, and amortize those costs over an estimated useful life of three to seven years. For the years ended December 31, 2013, 2012 and 2011, we recorded $110 million, $76 million and $64 million, respectively, for amortization of capitalized software. The net book value of these assets totaled $383 million and $344 million at December 31, 2013 and 2012, respectively.

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

Goodwill and Other Intangible Assets

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In 2012, the FASB issued "Testing Indefinite-Lived Intangible Assets for Impairment." The standard gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard and have applied the provisions to our annual indefinite-lived intangible asset impairment tests in both the December 2013 and 2012 quarters. The adoption of this standard did not have a material impact on our Consolidated Financial Statements. In September 2011, the FASB issued "Testing Goodwill for Impairment." The standard revises the way in which entities test goodwill for impairment. We adopted this standard and applied its provisions to our annual goodwill impairment tests in each of the December 2013, 2012 and 2011 quarters.

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

Changes in certain events and circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of a weakened U.S. and global economy, (5) interruption to our operations due to a prolonged employee strike, terrorist attack, or other reasons and (6) changes to the regulatory environment.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2013. In evaluating goodwill for impairment, we estimate the fair value of our reporting unit by considering market capitalization and other factors if it is more likely than not that the fair value of our reporting unit is less than its carrying value. If the reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit's goodwill exceeds its estimated fair value.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $4.7 billion at December 31, 2013. Indefinite-lived assets are not amortized and consist of routes, slots, the Delta tradename and assets related to SkyTeam. Definite-lived intangible assets consist primarily of marketing agreements and are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements. Costs incurred to renew or extend the term of an intangible asset are expensed as incurred.

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

Advertising Costs

We expense advertising costs as other selling expenses in the year incurred. Advertising expense was approximately $200 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Refinery Operations and Strategic Agreements

BP is the primary supplier of crude oil used by the refinery under a three year agreement. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. In addition, we are selling most of the remaining production of non-jet fuel products to BP under a buy/sell agreement, effectively exchanging those non-jet fuel products for jet fuel. Substantially all of the refinery's production of non-jet fuel products is included in these agreements. The gross fair value of the products exchanged under these agreements during years ended December 31, 2013 and 2012 was $5.4 billion and $1.1 billion, respectively.

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

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2013
Operating revenue:	$37,773	$7,003			$37,773
Sales to airline segment			$(1,156)	(1)
Exchanged products			(5,352)	(2)
Sales of refined products to third parties			(495)	(3)
Operating income (loss)	3,516	(116)			3,400
Interest expense, net	698	—			698
Depreciation and amortization expense	1,641	17			1,658
Total assets, end of period	51,080	1,172			52,252
Capital expenditures	2,516	52			2,568
Year Ended December 31, 2012
Operating revenue:	$36,670	$1,347			$36,670
Sales to airline segment			$(213)	(1)
Exchanged products			(1,121)	(2)
Sales of refined products to third parties			(13)	(3)
Operating income (loss)	2,238	(63)			2,175
Interest expense, net	812	—			812
Depreciation and amortization expense	1,561	4			1,565
Total assets, end of period	43,386	1,164			44,550
Capital expenditures	1,637	331			1,968

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

(b)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

(in millions)	December 31, 2013	Level 1	Level 2	Level 3	Valuation Technique
Cash equivalents	$2,487	$2,487	$—	$—	(a)
Short-term investments	959	959	—	—	(a)
Restricted cash equivalents and investments	118	118	—	—	(a)
Long-term investments	109	80	29	—	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	314	16	298	—	(a)(b)
Interest rate contracts	(67)	—	(67)	—	(a)(b)
Foreign currency exchange contracts	257	—	257	—	(a)

(in millions)	December 31, 2012	Level 1	Level 2	Level 3	Valuation Technique
Cash equivalents	$2,176	$2,176	$—	$—	(a)
Short-term investments	958	958	—	—	(a)
Restricted cash equivalents and investments	344	344	—	—	(a)
Long-term investments	208	100	27	81	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	249	27	222	—	(a)(b)
Interest rate contracts	(66)	—	(66)	—	(a)(b)
Foreign currency exchange contracts	123	—	123	—	(a)

(1)	See Note 11, “Employee Benefit Plans”, for fair value of benefit plan assets.

Cash Equivalents, Short-term Investments and Restricted Cash Equivalents and Investments. Cash equivalents and short-term investments generally consist of money market funds and treasury bills. Restricted cash equivalents and investments primarily support letters of credit that meet certain projected self-insurance obligations and airport commitments and generally consist of money market funds and time deposits. These investments are recorded at cost, which approximates fair value. Fair value is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Long-term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in Grupo Aeromexico, S.A.B. de C.V., the parent company of Aeromexico, and GOL Linhas Aereas Inteligentes, S.A, the parent company of GOL. Shares of the parent companies of Aeromexico and GOL are traded on public exchanges and we have valued our investments based on quoted market prices. The investments are classified in other noncurrent assets. In 2013, we sold our remaining auction rate securities, which were previously classified as Level 3 instruments.

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

NOTE 4. DERIVATIVES AND RISK MANAGEMENT

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and may adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. We utilize several different contract and commodity types in this program and frequently test its economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

During 2011, we stopped designating substantially all of our new fuel derivative contracts as accounting hedges and discontinued hedge accounting for fuel derivative contracts that had previously been designated as accounting hedges. As a result, we record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark to market adjustments ("MTM adjustments"). MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Prior to this change in accounting designation, gains or losses on these contracts were deferred in AOCI until contract settlement. At contract settlement, the gains or losses were then reclassified to aircraft fuel and related taxes. As of December 31, 2013, there are no fuel derivative contracts designated as accounting hedges.

The following table shows the impact of fuel hedge losses (gains) for both designated and undesignated contracts on aircraft fuel and related taxes:

	Year Ended December 31,
(in millions)	2013	2012	2011
Airline segment	$(444)	$81	$(187)
Refinery Segment	(49)	—	—
Effective portion reclassified from AOCI to earnings	—	(15)	(233)
(Gains) losses recorded in aircraft fuel and related taxes	$(493)	$66	$(420)

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

In an effort to manage our exposure to the risk associated with our variable rate long-term debt, we periodically enter into interest rate swaps. We designate interest rate contracts used to convert the interest rate exposure on a portion of our debt portfolio from a floating rate to a fixed rate as cash flow hedges, while those contracts converting our interest rate exposure from a fixed rate to a floating rate are designated as fair value hedges.

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

Hedge Position as of December 31, 2013

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$477	U.S. dollars	May 2019	$—	$—	$(17)	$(26)	$(43)
Interest rate contracts (fair value hedges)	$445	U.S. dollars	August 2022	—	—	(2)	(22)	(24)
Foreign currency exchange contracts	120,915	Japanese yen	August 2016	157	100	—	—	257
	438	Canadian dollars
Not designated as hedges
Fuel hedge contracts	4,077	gallons - crude oil, diesel and jet fuel	March 2015	428	29	(127)	(16)	314
Total derivative contracts				$585	$129	$(146)	$(64)	$504

Hedge Position as of December 31, 2012

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other Assets	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$740	U.S. dollars	May 2019	$—	$—	$(22)	$(48)	$(70)
Interest rate contracts (fair value hedges)	$469	U.S. dollars	August 2022	—	6	(2)	—	4
Foreign currency exchange contracts	119,277	Japanese yen	December 2015	62	63	(1)	(1)	123
	430	Canadian dollars
Not designated as hedges
Fuel contracts	1,792	gallons - heating oil, crude oil and jet fuel	December 2013	511	—	(262)	—	249
Total derivative contracts				$573	$69	$(287)	$(49)	$306

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2013
Net derivative contracts	$456	$116	$(19)	$(49)	$504
December 31, 2012
Net derivative contracts	$320	$69	$(34)	$(49)	$306

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts, including those previously designated as accounting hedges, are as follows:

	Effective Portion Reclassified from AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Fuel hedge contracts	$—	$15	$233	$—	$(15)	$(166)
Interest rate contracts	—	(5)	—	28	14	(8)
Foreign currency exchange contracts	135	(25)	(61)	133	212	7
Total designated	$135	$(15)	$172	$161	$211	$(167)

As of December 31, 2013, we have recorded $157 million of net gains on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we received net margin of $65 million and $62 million as of December 31, 2013 and 2012, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

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

NOTE 5. JFK REDEVELOPMENT

We are optimizing our international and trans-continental flight schedule and undertaking a redevelopment project at John F. Kennedy International Airport (“JFK”) to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners. Prior to beginning the redevelopment project, we primarily operated domestic flights out of Terminal 2 and international flights out of Terminal 3 under leases with the Port Authority of New York and New Jersey (“Port Authority”), which operates JFK. Our redevelopment project, which began in 2010, is on schedule. Terminal 4 is operated by JFK International Air Terminal LLC (“IAT”), a private party, under its lease with the Port Authority. We have constructed nine new international gates in Terminal 4, which opened in 2013. We have relocated our operations from Terminal 3 to our newly constructed facilities at Terminal 4 and have begun the demolition of Terminal 3. During 2013, we announced plans for an additional $180 million expansion project that will add 11 more gates at Terminal 4. With the expansion project, we will relocate our regional jet operations from Terminal 2 to Terminal 4.

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

We are responsible for the management and construction of the project and bear construction risk, including cost overruns. We record an asset for project costs as construction takes place, regardless of funding source. These costs include design fees, labor and construction permits, as well as physical construction costs such as paving, systems, utilities and other costs generally associated with construction projects. The project will also include capitalized interest based on amounts we spend calculated based on our weighted average incremental borrowing rate. The related construction obligation is recorded as a liability and is equal to project costs funded by parties other than us. Future rental payments will reduce the construction obligation and result in the recording of interest expense, calculated using the effective interest method. During the construction period, we are also incurring costs for construction site ground rental expense and remediation and abatement activities, which are expensed as incurred. As of December 31, 2013, we have recorded $675 million as a fixed asset as if we owned the asset and $646 million as the related construction obligation.

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

NOTE 6. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Amount at December 31,
(in millions)	2013	2012
International routes and slots	$2,287	$2,240
Delta tradename	850	850
SkyTeam related assets	661	661
Domestic slots	622	622
Total	$4,420	$4,373

International Routes and Slots. Our remaining international routes and slots primarily relate to the Pacific region. The U.S. and Japan have a bilateral agreement that allows U.S. air carriers unlimited flying to and from Japan under route authorities granted by the U.S. Department of Transportation. Access to the primary Japanese airports (Haneda and Narita airports in Tokyo) is regulated through allocations of slots, which limit the rights of carriers to operate at these airports. The U.S. and Japan have agreed on plans for a limited number of additional slots at these airports. The substantial number of slots we hold at Tokyo Narita Airport, combined with limited-entry rights we hold in other countries, enables us to operate a hub at Tokyo serving the Asia-Pacific region. We currently believe that the current U.S.-Japan bilateral agreement will not have a significant long-term impact on our Pacific routes and slots; therefore, these assets continue to have an indefinite life and are not presently impaired.

Negative changes to our operations could result in an impairment charge or a change from indefinite-lived to definite-lived in the period in which the changes occur or are projected to occur.

Domestic Slots. In December 2011, we and US Airways exchanged takeoff and landing rights at LaGuardia Airport ("LaGuardia") and Reagan National airports. Under the agreement, (1) we acquired 132 slot pairs at LaGuardia from US Airways and (2) US Airways acquired from us 42 slot pairs at Reagan National and $67 million in cash. Additionally, we divested 16 slot pairs at LaGuardia and eight slot pairs at Reagan National to airlines with limited or no service at those airports and received $90 million in cash proceeds from the sale of the divested slot pairs. The divestiture of these slot pairs resulted in the recognition of a $43 million gain during the December 2011 quarter in restructuring and other items on our Consolidated Statement of Operations. This gain was offset by a $50 million impairment charge recorded on our Moscow slots, for a net $7 million loss recorded during 2011.

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

Definite-Lived Intangible Assets

	December 31, 2013		December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Marketing agreements	$730	$(602)	$730	$(545)
Contracts	193	(83)	193	(72)
Other	53	(53)	53	(53)
Total	$976	$(738)	$976	$(670)

Amortization expense for each of the years ended December 31, 2013, 2012 and 2011 was approximately $70 million. The following table summarizes the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Years Ending December 31, (in millions)
2014	$67
2015	67
2016	9
2017	9
2018	8

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

During 2013, we amended our agreements with American Express that modified the products and services provided under the agreements. The amendments changed certain mileage award redemptions, access to SkyClubs, among other things. For a description of how these amendments changed our accounting, please see Note 1 under Frequent Flyer Program.

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

In 2010, we amended our 2008 American Express agreement. The amendments, among other things, (1) provided that Cardholders could check their first bag for free on every Delta flight through June 2013 ("Baggage Fee Waiver Period"), (2) changed the SkyMiles Usage Period to a three-year period beginning in the December 2011 quarter from a two-year period beginning in December 2010 quarter and (3) gave American Express the option to extend our agreements with them for one year.

During the SkyMiles Usage Period, American Express was drawing down on the prepayment instead of paying cash to Delta for SkyMiles used. As SkyMiles are used by American Express, we recognized the two separate revenue components of these SkyMiles consistent with our accounting policy discussed in Note 1. In December 2013, we and American Express amended this agreement to allow American Express to use these SkyMiles immediately and without restriction. As a result, in the December 2013 quarter, the remaining $285 million of the original $1.0 billion pre-payment was classified as frequent flyer deferred revenue with a portion related to the marketing component recorded within other accrued liabilities.

Annual Sale of Unrestricted SkyMiles. In December 2011, we amended our American Express agreements to sell to American Express $675 million of unrestricted SkyMiles in each of the four years ending 2014. The December 2011 amendment also extends the Baggage Fee Waiver Period. The SkyMiles purchased pursuant to the December 2011 amendment may be used immediately by American Express. The usage of these SkyMiles is not restricted in any way. These annual purchases of SkyMiles are recorded as deferred revenue within current liabilities. The portion of each purchase of SkyMiles related to mileage credits redeemable for future travel are classified within frequent flyer deferred revenue and the portion related to the marketing component are classified within other accrued liabilities. The December 2011 amendment does not change the number of miles that we expect American Express to purchase from us over the four year period; it only impacts the timing of those purchases.

Fuel Card Obligation. In December 2011, we obtained a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $612 million and must be paid monthly. At December 31, 2013 and December 31, 2012, we had $602 million and $455 million, respectively, outstanding on this purchasing card, which was classified as fuel card obligation.

NOTE 8. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s) Per Annum at			December 31,
(in millions)	Dates			December 31, 2013			2013	2012
Pacific Facilities:
Pacific Term Loan B-1(2)	October 2018			4.00%	variable(1)		$1,089	$1,100
Pacific Term Loan B-2(2)	April 2016			3.25%	variable(1)		396	400
Pacific Revolving Facility ($450)	October 2017			undrawn	variable(1)		—	—
2011 Credit Facilities:
Term Loan Facility(2)	April 2017			3.50%	variable(1)		1,341	1,354
Revolving Credit Facility ($1,225)	April 2016			undrawn	variable(1)		—	—
Other Secured Financing Arrangements:
Certificates(2)(3)	2014	to	2023	4.75%	to	9.75%	3,834	4,314
Aircraft financings(2)(3)	2014	to	2025	0.64%	to	6.76%	3,787	3,964
Other financings(2)(4)	2014	to	2031	0.00%	to	6.12%	627	707
Other Revolving Credit Facilities ($250)	2014	to	2015	undrawn	variable(1)		—	—
Total secured debt							11,074	11,839
American Express - Advance Purchase of Restricted SkyMiles(5)							—	619
Other unsecured debt(2)	2014	to	2035	3.01%	to	9.00%	154	175
Total unsecured debt							154	794
Total secured and unsecured debt							11,228	12,633
Unamortized discount, net							(383)	(527)
Total debt							10,845	12,106
Less: current maturities							(1,449)	(1,507)
Total long-term debt							$9,396	$10,599

(1)	Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

(2)	Due in installments.

(3)	Secured by aircraft.

(4)	Primarily includes loans secured by spare parts, spare engines and real estate.

(5)	For additional information about our debt associated with American Express, see Note 7.

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

Key Financial Covenants

The credit facilities discussed above include affirmative, negative and financial covenants that restrict our ability to, among other things, make investments, sell or otherwise dispose of collateral if we are not in compliance with the collateral coverage ratio tests described below, pay dividends or repurchase stock. We were in compliance with all covenants in our financing agreements at December 31, 2013.

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

(2)	Defined as the ratio of (a) certain of the collateral that meets specified eligibility standards to (b) the sum of the aggregate outstanding obligations and certain other obligations.

(3)	Excluding the non-Pacific international routes from the collateral for purposes of the calculation, the required minimum collateral coverage ratio is 0.75:1

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2013:

(in millions)
Revolving Credit Facility	$1,225
Pacific Revolving Credit Facility	450
Other Revolving Credit Facilities	250
Total availability under revolving credit facilities	$1,925

Future Maturities

The following table summarizes scheduled maturities of our debt, including current maturities, at December 31, 2013:

Years Ending December 31, (in millions)	Total Secured and Unsecured Debt	Amortization of Debt Discount, net
2014	$1,491	$(80)
2015	1,089	(73)
2016	1,472	(67)
2017	2,190	(58)
2018	2,159	(47)
Thereafter	2,827	(58)
Total	$11,228	$(383)	$10,845

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

	December 31,
(in millions)	2013	2012
Total debt at par value	$11,228	$12,633
Unamortized discount, net	(383)	(527)
Net carrying amount	$10,845	$12,106
Fair value	$11,600	$13,000

NOTE 9. LEASE OBLIGATIONS

We lease aircraft, airport terminals, maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled approximately $1.1 billion for each of the years ended December 31, 2013, 2012 and 2011. Amounts due under capital leases are recorded as liabilities, while assets acquired under capital leases are recorded as property and equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense. Our airport terminal leases include contingent rents, which vary based upon: facility usage, enplanements, aircraft weight and other factors. Many of our aircraft, facility and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees and we are not the primary beneficiary in or have other forms of variable interest with the lessor of the leased assets. As a result, we have not consolidated any of the entities that lease to us.

The following tables summarize, as of December 31, 2013, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft flown by Contract Carriers) with initial or remaining terms in excess of one year:

Capital Leases

Years Ending December 31, (in millions)	Total
2014	$165
2015	158
2016	143
2017	100
2018	54
Thereafter	74
Total minimum lease payments	694
Less: amount of lease payments representing interest	(197)
Present value of future minimum capital lease payments	497
Less: current obligations under capital leases	(98)
Long-term capital lease obligations	$399

Operating Leases

Years Ending December 31, (in millions)	Delta Lease Payments(1)	Contract Carrier Aircraft Lease Payments(2)	Total
2014	$1,079	$350	$1,429
2015	1,028	328	1,356
2016	900	286	1,186
2017	785	241	1,026
2018	635	196	831
Thereafter	5,442	224	5,666
Total minimum lease payments	$9,869	$1,625	$11,494

(1)	Includes payments accounted for as construction obligations. See Note 5.

(2)
Represents the minimum lease obligations under our Contract Carrier agreements with Chautauqua Airlines, Inc. (“Chautauqua”), Compass Airlines, Inc., ExpressJet Airlines, Inc., GoJet Airlines, LLC, Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At December 31, 2013, future aircraft purchase commitments total approximately $9.1 billion and include 88 B-737-900ER, 30 A321-200, 28 CRJ-900, 18 B-787-8 aircraft and 10 A330-300 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of all of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

Years Ending December 31, (in millions)	Total
2014	$1,585
2015	1,215
2016	1,700
2017	1,495
2018	450
Thereafter	2,700
Total	$9,145

We also have agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft. We took delivery of 13 B-717-200 aircraft during 2013 and deliveries will continue through 2015.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers with agreements expiring from 2016 to 2022.

Capacity Purchase Agreements. Most of our Contract Carriers operate for us under capacity purchase agreements. Under these agreements, the Contract Carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

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

Years Ending December 31, (in millions)	Amount(1)
2014	$2,110
2015	2,040
2016	1,780
2017	1,560
2018	1,320
Thereafter	1,930
Total	$10,740

(1)
These amounts exclude Contract Carrier payments accounted for as operating leases of aircraft, which are described in Note 9. The contingencies described below under “Contingencies Related to Termination of Contract Carrier Agreements” are also excluded from this table.

Revenue Proration Agreement. As of December 31, 2013, a portion of our Contract Carrier agreement with SkyWest Airlines, Inc. is structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Contingencies Related to Termination of Contract Carrier Agreements

We may terminate without cause our agreement with Chautauqua at any time and our agreement with Shuttle America at any time after January 2016 by providing certain advance notice. If we terminate either the Chautauqua or Shuttle America agreements without cause, Chautauqua or Shuttle America, respectively, has the right to (1) assign to us leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease any aircraft the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Chautauqua or Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Chautauqua or Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Chautauqua or Shuttle America, the lease would have (1) a rate equal to the debt payments of Chautauqua or Shuttle America for the debt financing of the aircraft calculated as if 90% of the aircraft was debt financed by Chautauqua or Shuttle America and (2) other specified terms and conditions. Because these contingencies depend on our termination of the agreements without cause prior to their expiration dates, no obligation exists unless such termination occurs.

We estimate that the total fair values, determined as of December 31, 2013, of the aircraft Chautauqua or Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements with those airlines (the "Put Right") are approximately $119 million and $294 million, respectively. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If the Put Right is exercised, we must also pay the exercising carrier 10% interest (compounded monthly) on the equity the carrier provided when it purchased the put aircraft. These equity amounts for Chautauqua and Shuttle America total $25 million and $52 million, respectively.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. There was no Reserve or amounts withheld as of December 31, 2013 and 2012.

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

Employees Under Collective Bargaining Agreements

At December 31, 2013, we had approximately 78,000 full-time equivalent employees, approximately 18% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	10,700	ALPA	December 31, 2015
Delta Flight Superintendents (Dispatchers)(1)	370	PAFCA	December 31, 2013
Endeavor Air Pilots	1,820	ALPA	January 1, 2020
Endeavor Air Flight Attendants	990	AFA	December 31, 2018
Endeavor Air Dispatchers	60	DISTWU	December 31, 2018
(1) We are in discussions with representatives of the Flight Superintendents.

In addition, 210 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 26, 2015.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims from acts of terrorism, war or similar events and (2) increased the premiums for such coverage. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through September 30, 2014, and we expect the coverage to be further extended. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism or, may result in a material increase to our operating expense.

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

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Delta elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate. We estimate the funding under these plans will total approximately $925 million in 2014, which includes $250 million of contributions above the minimum funding requirements.

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

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2013	2012	2013	2012
Benefit obligation at beginning of period	$21,489	$19,293	$3,582	$3,570
Service cost	—	—	49	56
Interest cost	861	930	143	164
Actuarial (gain) loss	(2,212)	2,334	(301)	147
Benefits paid, including lump sums and annuities	(1,078)	(1,057)	(313)	(310)
Participant contributions	—	—	45	58
Plan amendments	—	—	—	(219)
Special termination benefits	—	—	—	116
Settlements	—	(11)	—	—
Benefit obligation at end of period(1)	$19,060	$21,489	$3,205	$3,582

Fair value of plan assets at beginning of period	$8,196	$7,789	$1,004	$972
Actual gain on plan assets	905	778	129	134
Employer contributions	914	697	191	222
Participant contributions	—	—	45	58
Benefits paid, including lump sums and annuities	(1,078)	(1,057)	(326)	(382)
Settlements	—	(11)	—	—
Fair value of plan assets at end of period	$8,937	$8,196	$1,043	$1,004

Funded status at end of period	$(10,123)	$(13,293)	$(2,162)	$(2,578)

(1)	At each period-end presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2013	2012	2013	2012
Current liabilities	$(22)	$(24)	$(139)	$(132)
Noncurrent liabilities	(10,101)	(13,269)	(2,023)	(2,446)
Total liabilities	$(10,123)	$(13,293)	$(2,162)	$(2,578)

Net actuarial loss	$(5,349)	$(7,958)	$(103)	$(473)
Prior service credit	—	—	161	187
Total accumulated other comprehensive income (loss), pre-tax	$(5,349)	$(7,958)	$58	$(286)

During 2013, the net actuarial loss recorded in AOCI related to our benefit plans decreased to $5.3 billion from $8.2 billion. This decrease is primarily due to the increase in discount rates from 2012 to 2013.

Estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2014 are a net actuarial loss of $111 million. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Net Periodic Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$49	$56	$52
Interest cost	861	930	969	143	164	180
Expected return on plan assets	(734)	(705)	(724)	(84)	(77)	(90)
Amortization of prior service credit	—	—	—	(26)	(21)	(3)
Recognized net actuarial loss (gain)	221	143	55	25	23	(11)
Settlements	6	—	—	—	—	—
Special termination benefits	—	—	—	—	116	—
Net periodic cost	$354	$368	$300	$107	$261	$128
Defined contribution plan costs	490	426	377	—	—	—
Total cost	$844	$794	$677	$107	$261	$128

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)(2)	2013	2012
Weighted average discount rate	5.01%	4.11%

	Year Ended December 31,
Net Periodic Cost(2)	2013	2012	2011
Weighted average discount rate - pension benefit	4.10%	4.95%	5.70%
Weighted average discount rate - other postretirement benefit(4)	4.00%	4.63%	5.55%
Weighted average discount rate - other postemployment benefit	4.13%	4.88%	5.63%
Weighted average expected long-term rate of return on plan assets	8.94%	8.94%	8.93%
Assumed healthcare cost trend rate(3)	7.00%	7.00%	7.00%

(1)	Our 2013 and 2012 benefit obligations are measured using a mortality table projected to 2017 and 2016, respectively.

(2)	Future compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment liability.

(3)	Assumed healthcare cost trend rate at December 31, 2013 is assumed to decline gradually to 5.00% by 2022 and remain level thereafter.

(4)	Our assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation for these plans at December 31, 2013, would have the following effects:

(in millions)	1% Increase	1% Decrease
Increase (decrease) in total service and interest cost	$1	$(1)
Increase (decrease) in the accumulated plan benefit obligation	15	(25)

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan asset assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our actual historical annualized three and five year rate of return on plan assets for our defined benefit pension plans was approximately 9% and 12%, respectively, as of December 31, 2013. The investment strategy for our defined benefit pension plan assets is to use a diversified mix of global public and private equity portfolios, public and private fixed income portfolios and private real estate and natural resource investments to earn a long-term investment return that meets or exceeds our annualized return target. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2013 was 9%.

Benefit Payments

Benefit payments in the table below are based on the same assumptions used to measure the related benefit obligations. Actual benefit payments may vary significantly from these estimates. Benefits earned under our pension plans and certain postemployment benefit plans are expected to be paid from funded benefit plan trusts, while our other postretirement benefits are funded from current assets.

The following table summarizes, the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2014	$1,128	$272
2015	1,136	272
2016	1,154	273
2017	1,175	270
2018	1,194	264
2019-2023	6,226	1,311

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans and disability and survivorship plan for pilots that incorporate strategic asset allocation mixes intended to best meet the plans' long-term obligations. This asset allocation policy mix utilizes a diversified mix of investments and is reviewed periodically. The weighted average target and actual asset allocations for the plans are as follows:

	December 31, 2013
	Target	Actual
Diversified fixed income	23%	12%
Domestic equity securities	21	14
Non-U.S. developed equity securities	20	23
Alternative investments	19	21
Non-U.S. emerging equity securities	6	6
Hedge funds	5	6
Cash equivalents	5	14
High yield fixed income	1	4
Total	100%	100%

The overall asset mix of the portfolios is more heavily weighted in equity-like investments. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. As part of these strategies, we are required to hold increased amounts of cash collateral associated with certain derivative investments. We use derivatives instead of holding the underlying securities to mitigate certain risks and facilitate asset allocation.

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

(b)	Income approach. Techniques to convert future amounts to a single current value based on market expectations (including present value techniques, option-pricing and excess earnings models).

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans that are funded through trusts. The following table shows our benefit plan assets by asset class. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the Consolidated Balance Sheets.

	December 31, 2013					December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3	Valuation Technique	Total	Level 1	Level 2	Level 3	Valuation Technique
Common stock
U.S.	$558	$558	$—	$—	(a)	$575	$575	$—	$—	(a)
Non-U.S.	1,269	1,216	53	—	(a)	923	886	37	—	(a)
Mutual funds
U.S.	3	—	3	—	(a)	69	—	69	—	(a)
Non-U.S.	43	—	43	—	(a)	129	—	129	—	(a)
Non-U.S. emerging markets	327	—	327	—	(a)	466	—	466	—	(a)
Diversified fixed income	218	—	218	—	(a)	390	—	390	—	(a)
High yield	348	—	348	—	(a)(b)	153	—	153	—	(a)(b)
Commingled funds
U.S.	864	—	864	—	(a)	824	—	824	—	(a)
Non-U.S.	782	—	782	—	(a)	688	—	688	—	(a)
Non-U.S. emerging markets	319	—	319	—	(a)	178	—	178	—	(a)
Diversified fixed income	680	—	680	—	(a)	763	—	763	—	(a)
High yield	98	—	39	59	(a)	38	—	25	13	(a)
Alternative investments
Private equity	1,366	—	—	1,366	(a)(b)	1,466	—	—	1,466	(a)(b)
Real estate and natural resources	688	—	—	688	(a)(b)	613	—	—	613	(a)(b)
Hedge Funds	552	—	—	552	(a)(b)	484	—	—	484	(a)(b)
Fixed income	155	—	155	—	(a)(b)	573	—	573	—	(a)(b)
Cash equivalents and other	1,610	28	1,582	—	(a)	818	77	741	—	(a)
Total benefit plan assets	$9,880	$1,802	$5,413	$2,665		$9,150	$1,538	$5,036	$2,576

Common Stock. Common stock is valued at the closing price reported on the active market on which the individual securities are traded.

Mutual and Commingled Funds. These funds are valued using the net asset value divided by the number of shares outstanding, which is based on quoted market prices of the underlying assets owned by the fund.

Alternative Investments. The valuation of alternative investments requires significant judgment due to the absence of quoted market prices as well as the inherent lack of liquidity and the long-term nature of these assets. Accordingly, these assets are generally classified in Level 3. Alternative investments include private equity, real estate, energy and timberland. Investments are valued based on valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. We also assess the potential for adjustment to the fair value of these investments due to the lag in the availability of data. In these cases, we solicit preliminary valuation updates at year-end from the investment managers and use that information and corroborating data from public markets to determine any needed adjustments to estimate fair value.

Fixed Income. Investments include corporate bonds, government bonds, collateralized mortgage obligations and other asset backed securities. These investments are generally valued at the bid price or the average of the bid and ask price. Prices are based on pricing models, quoted prices of securities with similar characteristics, or broker quotes.

Hedge Funds. Our hedge fund investments are primarily made through shares of limited partnerships or similar structures for which a liquid secondary market does not exist. Hedge funds are considered Level 3 assets. Hedge funds are valued monthly by a third-party administrator that has been appointed by the fund's general partner.

Foreign Currency Derivatives. Our foreign currency derivatives consist of various forward contracts and are valued based on data readily observable in public markets.

Cash Equivalents and Other. These investments primarily consist of short term investment funds which are valued using the net asset value. Cash is not included in the table above.

Changes in Level 3. The following table shows the changes in our benefit plan assets classified in Level 3:

(in millions)	Private Equity	Real Estate	Hedge Funds	Commingled Funds	Total
Balance at January 1, 2012	$1,517	$527	$432	$11	$2,487
Actual return on plan assets:
Related to assets still held at the reporting date	—	(11)	50	2	41
Related to assets sold during the period	44	8	(9)	—	43
Purchases, sales and settlements, net	(95)	89	(2)	—	(8)
Transfers from Level 3	—	—	13	—	13
Balance at December 31, 2012	1,466	613	484	13	2,576
Actual return on plan assets:
Related to assets still held at the reporting date	98	61	49	2	210
Related to assets sold during the period	64	19	—	—	83
Purchases, sales and settlements, net	(262)	(5)	19	44	(204)
Transfers to Level 3	—	—	—	—	—
Balance at December 31, 2013	$1,366	$688	$552	$59	$2,665

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined, we will pay a specified portion of that profit to employees. For the years ended December 31, 2013, 2012 and 2011, we accrued $506 million, $372 million and $264 million under the profit sharing program, respectively.

NOTE 12. INCOME TAXES

Income Tax Benefit (Provision)

Our income tax benefit (provision) consisted of the following:

	Year Ended December 31,
(in millions)	2013	2012	2011
Current tax benefit (provision):
Federal	$24	$—	$91
State and local	(3)	15	(6)
International	1	(14)	(2)
Deferred tax provision:
Federal	7,197	(4)	2
State and local	794	(13)	—
Income tax benefit (provision)	$8,013	$(16)	$85

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes	3.0	3.3	3.4
Other	(0.4)	4.0	(3.7)
	37.6	42.3	34.7
Decrease in valuation allowance	(367.5)	(40.8)	(45.7)
Income tax allocation	12.7	—	—
Effective income tax rate	(317.2)%	1.5%	(11.0)%

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,024	$6,414
Pension, postretirement and other benefits	4,982	6,415
AMT credit carryforward	378	402
Deferred revenue	1,965	2,133
Other	698	881
Valuation allowance	(177)	(10,963)
Total deferred tax assets	$13,870	$5,282
Deferred tax liabilities:
Depreciation	$4,799	$4,851
Intangible assets	1,704	1,730
Other	639	285
Total deferred tax liabilities	$7,142	$6,866

The following table shows the current and noncurrent deferred tax assets (liabilities):

	December 31,
(in millions)	2013	2012
Current deferred tax assets, net	$1,736	$463
Noncurrent deferred tax assets (liabilities), net	4,992	(2,047)
Total deferred tax assets (liabilities), net	$6,728	$(1,584)

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

At December 31, 2013, we had (1) $378 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) $15.3 billion of federal pretax NOL carryforwards, which will not begin to expire until 2023.

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred income tax liabilities, the overall business environment, our historical financial results, our industry's historically cyclical financial results and potential current and future tax planning strategies. We recorded a full valuation allowance in 2004 due to our cumulative loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2012, we had an $11.0 billion valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets.

For 2012, we recorded a pre-tax profit of $1.0 billion and during 2012 we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance. However given the industry's recent history of significant losses, we concluded as of December 31, 2012 that another year of significant profitability was needed to support a release of valuation allowance.

During 2013, we continued our trend of sustained profitability, recording a pre-tax profit of $2.5 billion for the year. During the December 2013 quarter, after considering all relevant factors, we concluded that our deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing our net deferred net assets, the significant relevant factors that we considered are: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) forecast of airline revenue trends; (4) estimate of future fuel prices; and (5) future impact of taxable temporary differences. Accordingly, at December 31, 2013, we released almost all of our valuation allowance against our net deferred income tax assets, resulting in an $8.3 billion benefit in our provision for income taxes. We have retained a valuation allowance of $107 million against capital loss carryforwards, as well as $70 million against certain state and local operating loss and credit carryforwards, due to limited carryforward periods. In addition to tax valuation allowance release of $8.3 billion, we recorded an income tax expense of $321 million related to an income tax allocation as discussed below, resulting in a net income tax benefit of $8.0 billion in 2013.

The following table shows the balance of our valuation allowance and the associated activity:

(in millions)	2013	2012	2011
Valuation allowance at beginning of period	$10,963	$10,705	$9,632
Income tax provision	(975)	(432)	(351)
Other comprehensive income tax benefit	(1,186)	690	1,241
Release(1)	(8,310)	—	—
Other	(315)	—	183
Valuation allowance at end of period(2)	$177	$10,963	$10,705

(1)
In addition to tax valuation allowance release of $8.3 billion, we recorded an income tax expense of $321 million related to an income tax allocation as discussed below, resulting in a net income tax benefit of $8.0 billion in 2013.

(2)	At December 31, 2013, 2012 and 2011, $13 million, $3.1 billion and $2.5 billion of deferred income tax expense was recorded in AOCI on our Consolidated Balance Sheets, respectively.

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). At the end of 2013, we released our tax valuation allowance, as discussed above. GAAP requires that the release of a valuation allowance be recognized in current earnings, even when a portion of the related deferred tax asset originated through amounts recognized in AOCI. As a result, $1.9 billion of income tax expense remains in AOCI, primarily related to pension obligations, and will not be recognized in net income until the pension obligations are fully extinguished, which will not occur for approximately 25 years.

During 2009, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $321 million on other comprehensive income as a result of hedge gains on fuel derivatives and an offsetting non-cash income tax benefit of $321 million. This deferred income tax expense remained in AOCI until all amounts in AOCI that related to fuel derivatives which were designated as accounting hedges were recognized in the Consolidated Statement of Operations. All of the remaining amounts held in AOCI for fuel derivatives previously designated as hedges were reclassified to earnings during 2013. As a result, an income tax expense of $321 million was recognized in 2013 upon the settlement of the fuel derivative contracts designated as accounting hedges.

Uncertain Tax Positions

The amount of and changes to our uncertain tax positions were not material in any of the years presented. The amount of unrecognized tax benefits at the end of 2013, 2012 and 2011 was $37 million, $44 million and $22 million, respectively. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties are not material in any period presented.

We are currently under audit by the IRS for the 2013 and 2012 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost of shares held in treasury was $14.31 and $14.24 as of December 31, 2013 and 2012, respectively.

Equity-Based Compensation

Our broad based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "2007 Plan"). Shares of common stock issued under the 2007 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2007 Plan. The 2007 Plan authorizes the issuance of up to 157 million shares of common stock. As of December 31, 2013, there were 28 million shares available for future grants.

We make long term incentive awards annually to eligible employees under the 2007 Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense for these awards is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $90 million, $54 million and $72 million for the years ended December 31, 2013, 2012 and 2011, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2013, unrecognized costs related to unvested shares and stock options totaled $45 million. We expect substantially all unvested awards to vest.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2013, there were seven million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2013, there were eight million outstanding stock option awards with a weighted average exercise price of $11.80, and seven million were exercisable.

Performance Shares. Performance shares are long-term incentive opportunities which are payable in common stock or cash and are generally contingent upon our achieving certain financial goals.

Other. There was no tax benefit recognized in 2013, 2012 or 2011 related to equity-based compensation as a full valuation allowance was recorded against our deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. At December 31, 2013, we released almost all of our valuation allowance against our net deferred income tax assets. For more information regarding our income taxes, see Note 12.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss):

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(1)	Total
Balance at January 1, 2011	$(3,271)	$(307)	$(3,578)
Changes in value (net of tax effect of $0)	(3,062)	5	(3,057)
Reclassification into earnings (net of tax effect of $0)	41	(172)	(131)
Balance at December 31, 2011	(6,292)	(474)	(6,766)
Changes in value (net of tax effect of $0)	(2,171)	196	(1,975)
Reclassification into earnings (net of tax effect of $0)	149	15	164
Balance at December 31, 2012	(8,314)	(263)	(8,577)
Changes in value (net of tax effect of $0)	2,741	296	3,037
Reclassification into earnings (net of tax effect of $321)	224	186	410
Balance at December 31, 2013	$(5,349)	$219	$(5,130)

(1)
Included $321 million of deferred income tax expense that remained in AOCI until 2013 when all amounts in AOCI that related to fuel derivatives designated as accounting hedges were recognized in the Consolidated Statement of Operations.

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

Operating revenue is assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. Our operating revenue by geographic region (as defined by the United States Department of Transportation) is summarized in the following table:

	Year Ended December 31,
(in millions)	2013	2012	2011
Domestic	$24,857	$23,989	$22,722
Atlantic	6,446	6,329	6,486
Pacific	4,086	4,198	3,644
Latin America	2,384	2,154	2,263
Total	$37,773	$36,670	$35,115

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 16. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2013	2012	2011
Facilities, fleet and other	$402	$293	$135
Severance and related costs	—	237	100
Routes and slots (See Note 6)	—	(78)	7
Total restructuring and other items	$402	$452	$242

Facilities, Fleet and Other. We recorded restructuring charges of $402 million and $293 million during 2013 and 2012 primarily related to our fleet restructuring initiative. Under the fleet restructuring initiative, we are focused on removing older, less efficient aircraft from our fleet and replacing them with B-737-900ER, B-717-200 and CRJ-900 aircraft that we have committed to acquire. The 2013 and 2012 restructuring charges are related to older, retiring aircraft, including remaining lease payments for grounded aircraft, the acceleration of aircraft depreciation and lease return costs and related equipment disposals. As an extension of our fleet restructuring initiative and our desire to reduce the number of regional jets in our network, we shut down the operations of Comair, a wholly-owned regional airline subsidiary, as of September 29, 2012. The restructuring charges in 2012 also include amounts associated with the closure of Comair.

During 2011, we recorded charges related to consolidation of facilities and certain aircraft that were removed from our operations.

An important component of the fleet restructuring initiative is to reduce 50-seat CRJ aircraft, which are our least fuel efficient aircraft and have the lowest customer satisfaction ratings. We are targeting a fleet size of 100 to 125 aircraft within the next two years. Our current fleet includes aircraft we lease and aircraft that are operated for us by regional carriers that own or lease aircraft through third parties. As part of the reduction, we will retire a significant portion of the fleet that is leased by us. We expect to continue to recognize material restructuring charges as we retire the leased aircraft for the remaining obligations under the leases. Although many factors could change over the next two years, we currently estimate that future charges will be between $200 million to $300 million, in addition to the $107 million recorded in 2013. The timing and amount of these charges will depend on a number of factors, including our final negotiations with lessors, the timing of removing aircraft from service and the ultimate disposition of aircraft included in the fleet restructuring program. Also, to accelerate the restructuring of the fleet, we may park a portion of the fleet on a temporary basis until contracts for aircraft flying under contract carrier agreements expire. The temporarily parked aircraft will be returned to service as aircraft flying under these expiring agreements exit the fleet. We will continue to incur operating lease expense for these temporarily parked aircraft. As a result of restructuring the fleet, we expect to benefit from improved operational and fuel efficiency, customer service and reduced future maintenance cost that we will experience over the life of the new aircraft.

Severance and Related Costs. During 2012, we recognized a severance charge of $237 million, which included $116 million of special termination benefits (see Note 11). We offered voluntary severance programs in which more than 2,000 employees elected to participate. These participants became eligible for retiree healthcare benefits. Also, we accrued $66 million in severance and related costs in 2012 to provide severance benefits to Comair's 1,700 employees, as we ceased operations at the carrier.

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

The following table shows the balances and activity for restructuring charges:

	Severance and Related Costs			Lease Restructuring
(in millions)	2013	2012	2011	2013	2012	2011
Liability at beginning of period	$49	$46	$20	$77	$64	$85
Additional costs and expenses	—	126	100	114	45	—
Other	(3)	—	—	(5)	—	—
Payments	(46)	(123)	(74)	(18)	(32)	(21)
Liability at end of period	$—	$49	$46	$168	$77	$64

NOTE 17. EARNINGS PER SHARE

We calculate basic earnings per share by dividing the net income by the weighted average number of common shares outstanding, excluding restricted shares. The following table shows our computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2013	2012	2011
Net income	$10,540	$1,009	$854

Basic weighted average shares outstanding	849	845	838
Dilutive effects of share based awards	9	5	6
Diluted weighted average shares outstanding	858	850	844

Basic earnings per share	$12.41	$1.20	$1.02
Diluted earnings per share	$12.29	$1.19	$1.01

Antidilutive common stock equivalents excluded from diluted earnings per share	8	18	17

NOTE 18. OTHER INVESTMENTS

Endeavor Acquisition

In May 2013, Endeavor (formerly Pinnacle Airlines, Inc.) emerged from bankruptcy and we became its sole owner pursuant to a confirmed plan of reorganization. Consideration for our acquisition of Endeavor totaled $30 million, primarily consisting of previous loans and advances we made to Endeavor. The primary assets acquired and liabilities assumed related to 16 CRJ-900 aircraft with a fair value of $270 million and related debt of $240 million on the date of acquisition. These aircraft and 169 other aircraft leased by Endeavor were already in service to Delta; accordingly, our capacity was unaffected by the acquisition.

Transatlantic Joint Venture With Virgin Atlantic

In June 2013, we purchased 49% of Virgin Atlantic, a privately held London-based airline, from Singapore Airlines for $360 million. In addition, we entered into a collaborative arrangement with Virgin Atlantic on non-stop routes between the United Kingdom and North America. In September 2013, the U.S. Department of Transportation granted antitrust immunity on these routes. Effective January 1, 2014, we began our immunized collaborative arrangement, which allows for joint marketing and sales, coordinated pricing and revenue management, networking planning and scheduling with respect to operations on routes between North America and the United Kingdom. As a result of this relationship, our customers have increased access and frequencies to London's Heathrow airport from points in the U.S., primarily from our hub at New York's JFK airport.

We account for the investment under the equity method of accounting and recognize our portion of Virgin Atlantic's results in other expense in our Consolidated Statements of Operations. As part of equity method of accounting, we allocated the investment in Virgin Atlantic to (1) our portion of their equity, (2) adjustments in the fair market value of assets and liabilities and (3) implied goodwill. Our share of Virgin Atlantic's equity was approximately $60 million; accordingly, the majority of the allocation was to the fair value of indefinite-lived intangible assets and implied goodwill.

NOTE 19. DIVIDEND AND SHARE REPURCHASE

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and declared a $0.06 per share dividend for shareholders of record as of August 9, 2013 and November 6, 2013. These dividends were paid in September 2013 and November 2013 and each totaled $51 million. In addition, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016. During the year ended December 31, 2013, we repurchased and retired approximately 10 million shares at a cost of approximately $250 million. On February 7, 2014, the Board of Directors declared a $0.06 dividend for shareholders of record on February 21, 2014, and payable on March 14, 2014.

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings (loss) per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Three Months Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2013
Operating revenue	$8,500	$9,707	$10,490	$9,076
Operating income	222	914	1,563	701
Net income	7	685	1,369	8,479
Basic earnings per share	$0.01	$0.81	$1.61	$10.02
Diluted earnings per share	$0.01	$0.80	$1.59	$9.89
2012
Operating revenue	$8,413	$9,732	$9,923	$8,602
Operating income	382	134	1,308	352
Net income (loss)	124	(168)	1,047	7
Basic earnings (loss) per share	$0.15	$(0.20)	$1.24	$0.01
Diluted earnings (loss) per share	$0.15	$(0.20)	$1.23	$0.01

The following are included in the results above:

	Three Months Ended
(in millions)	March 31	June 30	September 30	December 31
2013
Facilities, fleet and other	$(102)	$(34)	$(128)	$(160)
MTM adjustments	24	(125)	285	92
Release of tax valuation allowance	—	—	—	7,989
Total income (loss)	$(78)	$(159)	$157	$7,921

2012
Severance and related cost	$—	$(171)	$(66)	$—
Facilities, fleet and other	(27)	(22)	(122)	(122)
Gain on slot exchange	39	—	39	—
Loss on extinguishment of debt	—	—	(12)	(106)
MTM adjustments	151	(561)	440	(3)
Total income (loss)	$163	$(754)	$279	$(231)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2013. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have audited Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Delta Air Lines, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of Delta Air Lines, Inc. and our report dated February 21, 2014 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 21, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings “Governance Matters,” “Proposal 1 - Election of Directors - Certain Information About Nominees” and “Other Matters - Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our Annual Meeting of Stockholders (“Proxy Statement”), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Corporate Governance Matters - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under the 2007 Plan, Delta's only equity compensation plan, as of December 31, 2013.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by securities holders	7,089,555	$11.02	27,826,432
Equity compensation plans not approved by securities holders	—	—	—
Total	7,089,555	$11.02	27,826,432

(1)
Up to 157 million shares of common stock are available for issuance under the 2007 Plan. If any shares of our common stock are covered by an award under the 2007 Plan that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan. In addition to the 7,089,555 stock options outstanding, 6,785,327 shares of restricted stock remain unvested and a maximum of 1,806,334 shares of common stock may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2013.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Governance Matters,” “Executive Compensation - Post-Employment Compensation - Other Benefits - Pre-Existing Medical Benefits Agreement with Northwest” and “Proposal 1 - Election of Directors” in our Proxy Statement and is incorporated by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2014.

DELTA AIR LINES, INC.

By:	/s/ Richard H. Anderson
Richard H. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of February 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)
Richard H. Anderson

/s/ Paul A. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ Craig M. Meynard	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Craig M. Meynard

/s/ Edward H. Bastian	President and Director
Edward H. Bastian

/s/ Roy J. Bostock	Director
Roy J. Bostock

/s/ John S. Brinzo	Director
John S. Brinzo

/s/ Daniel A. Carp	Chairman of the Board
Daniel A. Carp

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Mickey P. Foret	Director
Mickey P. Foret

/s/ Shirley C. Franklin	Director
Shirley C. Franklin

/s/ David R. Goode	Director
David R. Goode

/s/ George N. Mattson	Director
George N. Mattson

/s/ Paula Rosput Reynolds	Director
Paula Rosput Reynolds

/s/ Kenneth C. Rogers	Director
Kenneth C. Rogers

/s/ Kenneth B. Woodrow	Director
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

10.11	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.12(a)	Delta Air Lines, Inc. 2011 Long Term Incentive Program (Filed as Exhibit 10.10(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.12(b)	Model Award Agreement for the Delta Air Lines, Inc. 2011 Long Term Incentive Program (Filed as Exhibit 10.10(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.13(a)	Delta Air Lines, Inc. 2012 Long Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.13(b)	Model Award Agreement for the Delta Air Lines, Inc. 2012 Long Term Incentive Program (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.14(a)	Delta Air Lines, Inc. 2013 Long Term Incentive Program (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.14(b)	Model Award Agreement for the Delta Air Lines, Inc. 2013 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.15	Delta Air Lines, Inc. 2014 Long Term Incentive Program.

10.16	Delta Air Lines, Inc. 2013 Management Incentive Plan (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.17	Delta Air Lines, Inc. 2014 Management Incentive Plan.

10.18(a)	Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.18(b)	Model Award Agreement for the Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.19
Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.20(a)	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.28 to Northwest's Annual Report on Form 10-K for the year ended December 31, 2006).*

10.20(b)
First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.3 to Northwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.20(c)
Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.1 to Northwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.21
Form of Offer of Employment dated October 31, 2008 between Delta Air Lines, Inc. and Richard B. Hirst (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.22	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.23	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.25 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.24	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard B. Hirst (Filed as Exhibit 10.26 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.25	Terms of 2012 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

10.26	Terms of 2013 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2013.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.