Form 10-Q
period 2014-03-31
DELTA AIR LINES INC /DE/
filed 2014-04-24
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2014:
Common Stock, $0.0001 par value - 848,014,088 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,699	$2,844
Short-term investments	959	959
Restricted cash, cash equivalents and short-term investments	125	122
Accounts receivable, net of an allowance for uncollectible accounts of $23 at March 31, 2014 and December 31, 2013	2,042	1,609
Fuel inventory	600	706
Expendable parts and supplies inventories, net of an allowance for obsolescence of $122 and $118 at March 31, 2014 and December 31, 2013, respectively	348	357
Deferred income taxes, net	1,764	1,736
Prepaid expenses and other	1,209	1,318
Total current assets	9,746	9,651
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $8,167 and $7,792 at March 31, 2014 and December 31, 2013, respectively	21,972	21,854
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $753 and $738 at March 31, 2014 and December 31, 2013, respectively	4,642	4,658
Deferred income taxes, net	4,854	4,992
Other noncurrent assets	1,159	1,303
Total other assets	20,449	20,747
Total assets	$52,167	$52,252
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,578	$1,547
Air traffic liability	5,643	4,122
Accounts payable	2,341	2,300
Accrued salaries and related benefits	1,455	1,926
Frequent flyer deferred revenue	1,742	1,861
Taxes payable	810	673
Fuel card obligation	604	602
Other accrued liabilities	837	1,121
Total current liabilities	15,010	14,152
Noncurrent Liabilities:
Long-term debt and capital leases	9,466	9,795
Pension, postretirement and related benefits	11,811	12,392
Frequent flyer deferred revenue	2,527	2,559
Other noncurrent liabilities	1,712	1,711
Total noncurrent liabilities	25,516	26,457
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 867,634,912 and 869,484,981 shares issued at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	13,876	13,982
Retained earnings	3,211	3,049
Accumulated other comprehensive loss	(5,139)	(5,130)
Treasury stock, at cost, 19,620,824 and 18,041,848 shares at March 31, 2014 and December 31, 2013, respectively	(307)	(258)
Total stockholders' equity	11,641	11,643
Total liabilities and stockholders' equity	$52,167	$52,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Operating Revenue:
Passenger:
Mainline	$6,224	$5,860
Regional carriers	1,453	1,460
Total passenger revenue	7,677	7,320
Cargo	217	238
Other	1,022	942
Total operating revenue	8,916	8,500

Operating Expense:
Aircraft fuel and related taxes	2,226	2,289
Salaries and related costs	1,969	1,911
Regional carrier expense	1,319	1,399
Aircraft maintenance materials and outside repairs	448	491
Depreciation and amortization	442	405
Contracted services	427	401
Passenger commissions and other selling expenses	373	357
Landing fees and other rents	341	323
Passenger service	173	164
Profit sharing	99	20
Aircraft rent	51	60
Restructuring and other items	49	102
Other	379	356
Total operating expense	8,296	8,278

Operating Income	620	222

Other (Expense) Income:
Interest expense, net	(165)	(178)
Amortization of debt discount, net	(21)	(42)
Loss on extinguishment of debt	(18)	—
Miscellaneous, net	(81)	1
Total other expense, net	(285)	(219)

Income Before Income Taxes	335	3

Income Tax (Provision) Benefit	(122)	4

Net Income	$213	$7

Basic Earnings Per Share	$0.25	$0.01
Diluted Earnings Per Share	$0.25	$0.01
Cash Dividends Declared Per Share	$0.06	$—

Comprehensive Income	$204	$158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Net Cash Provided by Operating Activities	$951	$1,004

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(514)	(527)
Ground property and equipment, including technology	(100)	(120)
Purchase of short-term investments	(240)	(240)
Redemption of short-term investments	251	286
Other, net	40	(29)
Net cash used in investing activities	(563)	(630)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(412)	(299)
Repurchase of common stock	(125)	—
Cash dividends	(51)	—
Proceeds from long-term obligations	59	—
Fuel card obligation	1	149
Other, net	(5)	(4)
Net cash used in financing activities	(533)	(154)

Net Increase (Decrease) in Cash and Cash Equivalents	(145)	220
Cash and cash equivalents at beginning of period	2,844	2,416
Cash and cash equivalents at end of period	$2,699	$2,636

Non-Cash Transactions:
Flight equipment under capital leases	$10	$—
SkyMiles used pursuant to advance purchase under American Express Agreements	—	83
Build-to-suit leased facilities	5	45

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes. We reclassified certain prior period amounts, none of which were material, to conform to the current period presentation.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2014 are not necessarily indicative of operating results for the entire year.

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

Refinery Operations and Strategic Agreements

The refinery uses crude oil purchased from BP under a multi-year agreement. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). Under a multi-year agreement, we are exchanging a significant portion of the non-jet fuel products with Phillips 66 for jet fuel to be used in our airline operations. In addition, we sell non-jet fuel products to BP under a buy/sell agreement, effectively exchanging those non-jet fuel products for jet fuel. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2014 and 2013 was $1.0 billion and $1.3 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/ Other		Consolidated
Three Months Ended March 31, 2014
Operating revenue:	$8,916	$1,463			$8,916
Sales to airline segment			$(249)	(1)
Exchanged products			(1,003)	(2)
Sales of refined products to third parties			(211)	(3)
Operating income (loss)	661	(41)			620
Interest expense, net	165	—			165
Depreciation and amortization	437	5			442
Total assets, end of period	51,016	1,151			52,167
Capital expenditures	592	22			614
Three Months Ended March 31, 2013
Operating revenue:	$8,500	$1,731			$8,500
Sales to airline segment			$(292)	(1)
Exchanged products			(1,321)	(2)
Sales of refined products to third parties			(118)	(3)
Operating income (loss)	244	(22)			222
Interest expense, net	178	—			178
Depreciation and amortization	401	4			405
Total assets, end of period	43,789	1,279			45,068
Capital expenditures	641	6			647

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location for jet fuel from the refinery, which is New York Harbor.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2014	Level 1	Level 2
Cash equivalents	$2,281	$2,281	$—
Short-term investments	959	959	—
Restricted cash equivalents and investments	104	104	—
Long-term investments	118	88	30
Hedge derivatives, net
Fuel hedge contracts	261	34	227
Interest rate contracts	(60)	—	(60)
Foreign currency exchange contracts	206	—	206

(in millions)	December 31, 2013	Level 1	Level 2
Cash equivalents	$2,487	$2,487	$—
Short-term investments	959	959	—
Restricted cash equivalents and investments	118	118	—
Long-term investments	109	80	29
Hedge derivatives, net
Fuel hedge contracts	314	16	298
Interest rate contracts	(67)	—	(67)
Foreign currency exchange contracts	257	—	257

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

•
Fuel Contracts. Our fuel hedge portfolio consists of call options, put options, swaps, and futures. The products underlying the hedge contracts include crude oil, diesel fuel and jet fuel as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 9% to 22% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contracts. Our interest rate derivatives consist of swap contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

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

We generally do not designate our fuel derivative contracts as accounting hedges. We record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark to market adjustments ("MTM adjustments"). MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. During the three months ended March 31, 2014 and 2013, we recorded $78 million and $77 million in fuel hedge gains, respectively.

Hedge Position as of March 31, 2014

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$462	U.S. dollars	May 2019	$—	$—	$(17)	$(25)	$(42)
Interest rate contracts (fair value hedges)	$430	U.S. dollars	August 2022	5	—	—	(23)	(18)
Foreign currency exchange contracts	126,333	Japanese yen	December 2016	136	71	—	(1)	206
	425	Canadian dollars
Not designated as hedges
Fuel hedge contracts	5,578	gallons - crude oil, diesel and jet fuel	June 2015	296	4	(36)	(3)	261
Total derivative contracts				$437	$75	$(53)	$(52)	$407

Hedge Position as of December 31, 2013

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$477	U.S. dollars	May 2019	$—	$—	$(17)	$(26)	$(43)
Interest rate contracts (fair value hedges)	$445	U.S. dollars	August 2022	—	—	(2)	(22)	(24)
Foreign currency exchange contracts	120,915	Japanese yen	August 2016	157	100	—	—	257
	438	Canadian dollars
Not designated as hedges
Fuel hedge contracts	5,318	gallons - crude oil, diesel, and jet fuel	March 2015	428	29	(127)	(16)	314
Total derivative contracts				$585	$129	$(146)	$(64)	$504

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
March 31, 2014
Net derivative contracts	$401	$74	$(17)	$(51)	$407
December 31, 2013
Net derivative contracts	$456	$116	$(19)	$(49)	$504

Designated Hedge Gains (Losses)
Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2014	2013	2014	2013
Three Months Ended March 31,
Foreign currency exchange contracts	$43	$21	$(51)	$87

As of March 31, 2014, we have recorded $136 million of net gains on cash flow hedge contracts in accumulated other comprehensive loss, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we received net margin of $37 million and $65 million as of March 31, 2014 and December 31, 2013, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

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

(in millions)	March 31, 2014	December 31, 2013
Total debt at par value	$10,902	$11,228
Unamortized discount, net	(339)	(383)
Net carrying amount	$10,563	$10,845
Fair value	$11,300	$11,600

Covenants

We were in compliance with all covenants in our financing agreements at March 31, 2014.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At March 31, 2014, future aircraft purchase commitments totaled approximately $8.7 billion and included 82 B-737-900ER, 30 A321-200, 21 CRJ-900, 18 B-787-8, and 10 A330-300 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of all of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(in millions)	Total
Nine months ending December 31, 2014	$970
2015	1,345
2016	1,700
2017	1,495
2018	450
Thereafter	2,700
Total	$8,660

We also have agreements with Southwest Airlines and The Boeing Company to lease 88 B-717-200 aircraft. We have taken delivery of 24 B-717-200 aircraft as of March 31, 2014, and deliveries will continue through 2015.

Venezuelan Currency Devaluation

In 2013, the Venezuelan government devalued its currency to an official rate of 6.3 bolivars per U.S. dollar and announced the creation of the SICAD foreign currency exchange mechanism, a complementary currency auction system. In January 2014, the Venezuelan government announced that while the official exchange rate remained at 6.3 bolivars, some sectors of the economy, including airlines, will use the SICAD reference rate for future repatriation requests. At the time of the announcement, the SICAD reference rate was 11.4 per U.S. dollar. We have recorded a $23 million charge in miscellaneous, net within other (expense) income to reflect the devaluation of currency and travel agency receivables related to 2014 sales that were denominated in bolivars.

As of March 31, 2014, we had $122 million related to our 2013 airline operations for which repatriation had been requested, but not yet authorized by the Venezuelan government. In January 2014, the Venezuelan government announced its intention to honor the published exchange rate (6.3 bolivars per U.S. dollar) for all 2013 repatriations related to international passenger air travel and cargo. Accordingly, at March 31, 2014, these amounts are valued at the official rate of 6.3 bolivars per U.S. dollar. In addition to the 2013 balance, we have $59 million (valued at SICAD rate) related to our March 2014 quarter operations for which repatriation has been requested, but not yet authorized. We will continue to monitor how the economic situation evolves in Venezuela as we remain at risk to the potential for further currency devaluations.

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

Employees Under Collective Bargaining Agreements

At March 31, 2014, we had approximately 78,870 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

War-Risk Insurance Contingency

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly (1) reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims from acts of terrorism, war or similar events and (2) increased the premiums for such coverage. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The U.S. Secretary of Transportation has extended coverage through September 30, 2014. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism or may result in a material increase to our operating expense.

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

NOTE 7. RESTRUCTURING AND OTHER ITEMS

We recorded restructuring charges of $49 million and $102 million in the March 2014 and 2013 quarters, respectively, primarily related to our fleet restructuring initiative and certain other items. Under the fleet restructuring initiative, we are focused on removing older, less efficient aircraft from our fleet and replacing them with B-737-900 ER, B-717-200 and CRJ-900 aircraft. These restructuring charges include remaining lease payments for grounded aircraft, the acceleration of depreciation and lease return costs.

As we restructure our fleet and assess our fleet plans, we will continue to evaluate older, retiring aircraft and related equipment for changes in depreciable life, impairment and lease termination costs. The retirement of aircraft, when permanently removed from our fleet, will likely result in lease termination and other charges. The timing and amount of these charges will depend on a number of factors, including final negotiations with lessors, the timing of removing aircraft from service and ultimate disposition of aircraft included in the fleet restructuring program. We expect to benefit from reduced future maintenance cost and improved operational and fuel efficiency that we will experience over the life of the new aircraft.

The following table shows the balances and activity for restructuring charges:

(in millions)	Lease Restructuring
Liability as of December 31, 2013	$168
Additional costs and expenses	39
Payments	(9)
Liability as of March 31, 2014	$198

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2014	2013	2014	2013
Three Months Ended March 31,
Service cost	$—	$—	$13	$12
Interest cost	232	215	39	36
Expected return on plan assets	(207)	(184)	(21)	(21)
Amortization of prior service benefit	—	—	(7)	(7)
Recognized net actuarial loss	34	56	1	6
Settlements	—	6	—	—
Net periodic cost	$59	$93	$25	$26

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts	Total(1)
Balance at December 31, 2013	$(5,349)	$219	$(5,130)
Changes in value (net of tax effect of $2)	10	(3)	7
Reclassifications into earnings (net of tax effect of $9)	12	(28)	(16)
Balance at March 31, 2014	$(5,327)	$188	$(5,139)

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(2)	Total
Balance at December 31, 2012	$(8,314)	$(263)	$(8,577)
Changes in value (net of tax effect of $0)	—	114	114
Reclassifications into earnings (net of tax effect of $0)	58	(21)	37
Balance at March 31, 2013	$(8,256)	$(170)	(8,426)

(1)
Includes $1.9 billion of deferred income tax expense, primarily related to pension obligations, that will not be recognized in net income until the pension obligations are fully extinguished, which is not expected to occur for at least 25 years.

(2)
Includes $321 million of deferred income tax expense that remained in accumulated other comprehensive loss until December 2013 when all amounts in accumulated other comprehensive loss that related to fuel derivatives designated as accounting hedges were recognized in the Consolidated Statement of Operations.

NOTE 10. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Net income	$213	$7

Basic weighted average shares outstanding	844	848
Dilutive effect of share based awards	9	7
Diluted weighted average shares outstanding	853	855

Basic earnings per share	$0.25	$0.01
Diluted earnings per share	$0.25	$0.01

NOTE 11. DIVIDEND AND SHARE REPURCHASE

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program. On February 7, 2014, the Board of Directors declared the third payment in this program, a $0.06 per share dividend for shareholders of record as of February 21, 2014. This dividend was paid in March 2014 and totaled $51 million.

Also as a part of the plan, the Board of Directors authorized a $500 million share repurchase program to be completed no later than June 30, 2016. During the three months ended March 31, 2014, we repurchased and retired four million shares at a cost of $125 million, bringing our total repurchases under the program to $375 million. We expect to complete our $500 million share repurchase authorization in the June quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2014 Quarter Financial Highlights

Our pre-tax income for the March 2014 quarter was $335 million, despite $55 million in severe winter weather impact, representing a $332 million improvement over the corresponding prior year period. We realized pre-tax margin expansion of four points driven by higher revenues.

Revenue. Our passenger revenue increased $357 million, despite a lower fuel price environment and $90 million in severe weather impact. We canceled more than 17,000 flights in the first two months of the year due to weather, which is double the amount of flights canceled in all of 2013.

Our ability to maintain revenue momentum despite a lower fuel price environment has been pivotal to the improvement in our operating margin. For the March 2014 quarter, unit revenues increased 3% year-over-year while fuel prices declined 15 cents per gallon.

Operating Expense. Total operating expense increased $18 million from the March 2013 quarter. Our consolidated operating cost per available seat mile ("CASM") for the March 2014 quarter decreased 1% to 15.39 cents from 15.61 cents in the March 2013 quarter, on a 2% increase in capacity. CASM-Ex (a non-GAAP financial measure) was comparable to 2013 at 9.77 cents for the March 2014 quarter.

The increase in our total operating expense reflects higher salaries and related costs and profit sharing partially offset by decreased fuel expense. The higher salaries and related costs resulted from the impact of employee investments and an increase to profit sharing accruals based on higher 2014 expected performance. Fuel expense for the March 2014 quarter was $2.7 billion, including regional carriers. Our average price per gallon was $3.06, which was 15 cents lower than the same period in 2013. Our average price per gallon, adjusted was $3.03 (a non-GAAP financial measure), which was 21 cents lower than the same period in 2013. Our fuel cost includes net fuel hedge gains in the airline segment for the March 2014 quarter of $73 million, and a loss on refinery operations of $41 million, or five cents per gallon.

The non-GAAP financial measure CASM-Ex used in this section is defined and reconciled in "Supplemental Information" below. Average fuel price per gallon, adjusted is defined and reconciled in "Results of Operations - Three Months Ended March 31, 2014 and 2013 - Operating Expense" below.

Company Initiatives

In 2014, we will continue to focus on investments in our network, product and operations, which are already producing solid, sustainable revenue gains and maintaining cost performance. These initiatives include:

•
Network Strategy. We are implementing several strategies that are designed to strengthen and expand our global network and presence. These include our investment in and joint venture with Virgin Atlantic, improvement at our hubs at LaGuardia and JFK in New York and the creation of an international gateway in Seattle.

•
Maintaining Cost Performance. As part of our ongoing efforts to maintain cost performance, we are focused on capping the rate of non-fuel unit cost growth at less than 2% annually. Fleet restructuring is an important component of our cost initiatives, and is focused on lowering unit costs while investing in our fleet to enhance the customer experience. We are restructuring our domestic fleet by reducing our 50-seat regional flying and replacing other older, less cost effective aircraft with newer, more efficient aircraft. We are replacing these aircraft and older B-757-200 aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900ER aircraft. During the March 2014 quarter, we took delivery of seven CRJ-900, 11 B-717-200 and six B-737-900ER aircraft. As part of the reduction, we will retire a significant portion of the fleet that we lease. We expect to continue to recognize restructuring charges, representing the remaining obligations under the leases, as we retire the leased aircraft. Although many factors could change over the next two years, we currently estimate that future charges will be between $150 million and $250 million, in addition to the $49 million recorded during the March 2014 quarter.

For more in-depth discussion regarding these initiatives, please refer to Management's Discussion and Analysis in our Form 10-K.

Increasing Shareholder Value

We continue to focus on cash flow generation with the goal of further strengthening our balance sheet. We finished the March 2014 quarter with $5.6 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facility capacity). During the first three months of 2014, we generated $951 million in cash from operating activities, which we used, along with existing cash on hand, to reduce debt and capital lease obligations by $412 million, fund capital expenditures of $614 million and return $176 million to shareholders, while maintaining a solid liquidity position.

We also contributed $605 million to our qualified defined benefit pension plans during the three months ended March 31, 2014 and contributed an additional $300 million in April 2014. As a result of these contributions, we satisfied, on an accelerated basis, our required contributions for our defined benefit plans for 2014, including $250 million above the minimum funding requirements.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program. On February 7, 2014, the Board of Directors declared the third payment in this program, a $0.06 per share dividend for shareholders of record as of February 21, 2014. This dividend was paid in March 2014 and totaled $51 million.

Also as part of this plan, the Board of Directors authorized a $500 million share repurchase program to be completed no later than June 30, 2016. During the three months ended March 31, 2014, we repurchased and retired four million shares at a cost of $125 million, bringing our total repurchases under the program to $375 million. We expect to complete our $500 million share repurchase authorization in the June quarter, two years ahead of schedule. Accordingly, we expect to make an announcement regarding the program by the time we hold our annual shareholders' meeting in June.

SkyMiles Program

During the March quarter, we announced that we would be making changes to the SkyMiles program. Effective January 1, 2015, the SkyMiles program will be modified from the current model in which customers earn redeemable mileage points based on distance traveled to one based on ticket price. Customers will be able to earn between five and 11 miles per dollar spent based on their SkyMiles status, and will continue to earn up to an additional two miles per dollar when using their Delta SkyMiles Credit Card, for a total of up to 13 miles per dollar. The updated program will better reward customers who spend more with Delta and give them improved mileage-earning opportunities.

The SkyMiles program will also include a new award redemption structure that will improve award seat availability at the lowest point requirement levels, offer one-way awards at half the price of round-trip, provide new miles plus cash award options, as well as make significant improvements to delta.com and Delta reservations award shopping tools.

Fuel Expense, including refinery results

Fuel Expense. Fuel expense is our largest expense, representing 33% of total operating expense. For the March 2014 quarter, our total fuel expense decreased $109 million (including our regional carriers under capacity purchase agreements) compared to the same period in 2013. This decrease is primarily due to reduced market jet fuel prices and an increase in gains from our hedging activities. Excluding mark-to-market adjustments on hedges recorded in periods other than the settlement period ("MTM adjustments"), our fuel price per gallon, adjusted (a non-GAAP financial measure) for the March 2014 quarter was $3.03 per gallon, compared to $3.24 per gallon in the March 2013 quarter.
Fuel Purchase Cost. The market price per gallon of jet fuel decreased 5% compared to the March 2013 quarter. This decrease was partially offset by a 1% increase in consumption on higher capacity.
Fuel Hedging Program Impact. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact on us from changes in the price of jet fuel. During the March 2014 quarter, our consolidated fuel hedge gain was $78 million. This hedge gain included $34 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period.

Refinery Segment Impact. The refinery primarily produces gasoline, diesel and jet fuel. Under multi-year agreements, we are effectively exchanging the non-jet fuel products with Phillips 66 and BP for jet fuel to be used in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 131,000 barrels per day for use in airline operations during the March 2014 quarter.
A refinery is subject to U.S. Environmental Protection Agency ("EPA") requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. The refinery is exposed to the market price of RINs. For example, the average historical price of ethanol RINs ranged from $0.02 to $0.05 per RIN in prior years, but the market price increased to over $1.40 per RIN during 2013; the price at March 31, 2014 was $0.52 per RIN. Compliance with the RINs requirement by purchasing RINs, if available in the secondary market, at elevated prices could have a material impact on our results of operations and cash flows for 2014. We recognized $34 million of expense related to the RINs requirement in the March 2014 quarter, which is included in the refinery's results. We believe that holders of RINs have been withholding them from the secondary market. This reduction of available RINs significantly impairs the secondary market as a means of compliance with the RINs requirement. Therefore, the Company is pursuing legal, regulatory and legislative solutions to this problem.
The refinery recorded a loss of $41 million in the March 2014 quarter. The refinery's results were impacted by the cost of RINs that continue to exceed their historical averages, as discussed above. In addition, we believe that the increase in jet fuel supply due to the refinery's operation has decreased the overall market price of jet fuel, and lowered our cost of jet fuel.

Results of Operations - Three Months Ended March 31, 2014 and 2013

Operating Revenue

	Three Months Ended March 31,
(in millions)	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$6,224	$5,860	$364	6%
Regional carriers	1,453	1,460	(7)	—%
Total passenger revenue	7,677	7,320	357	5%
Cargo	217	238	(21)	(9)%
Other	1,022	942	80	8%
Total operating revenue	$8,916	$8,500	$416	5%

		Increase (Decrease) vs. Three Months Ended March 31, 2013
(in millions)	Three Months Ended March 31, 2014	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$3,734	9%	4%	2%	5%	7%	1.7	pts
Atlantic	1,008	(1)%	(1)%	(2)%	—%	1%	0.6	pts
Pacific	827	(5)%	—%	—%	(5)%	(5)%	0.4	pts
Latin America	655	18%	20%	18%	(2)%	—%	1.3	pts
Total Mainline	6,224	6%	4%	3%	2%	4%	1.3	pts
Regional carriers	1,453	—%	(1)%	(4)%	—%	4%	2.8	pts
Total passenger revenue	$7,677	5%	4%	2%	1%	3%	1.5	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger Revenue. Passenger revenue increased $357 million, or 5%. PRASM increased 3% and passenger mile yield increased 1% during the March 2014 quarter compared to the March 2013 quarter. Revenue remained strong despite lower fuel prices. In addition, the increase in passenger revenue reflects the impact of investments for in-flight product enhancements such as the Economy Comfort product and higher corporate sales.

Our geographic regions generally performed well compared to the same period in the prior year, with the domestic region leading unit revenue improvement. Unit revenues of the domestic region rose 7% led by strong performances from our hubs in Atlanta and LaGuardia on the East Coast with Seattle and Los Angeles producing solid results on the West Coast.

Revenues related to our international regions increased 2% year-over-year primarily due to 18% capacity growth in the Latin America region. Latin America unit revenues were flat as a result of the increase in capacity, primarily to Mexico and Brazil, which improved connections with Aeroméxico and GOL. Our Pacific region experienced a 5% decline in unit revenues on flat capacity primarily due to the devaluation of the Japanese yen. By contrast, China routes had positive unit revenue performance on higher capacity growth, which is an important market as we continue to invest in U.S. to Asia capacity.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Aircraft fuel and related taxes	$2,226	$2,289	$(63)	(3)%
Salaries and related costs	1,969	1,911	58	3%
Regional carrier expense	1,319	1,399	(80)	(6)%
Aircraft maintenance materials and outside repairs	448	491	(43)	(9)%
Depreciation and amortization	442	405	37	9%
Contracted services	427	401	26	6%
Passenger commissions and other selling expenses	373	357	16	4%
Landing fees and other rents	341	323	18	6%
Passenger service	173	164	9	5%
Profit sharing	99	20	79	NM(1)
Aircraft rent	51	60	(9)	(15)%
Restructuring and other items	49	102	(53)	NM(1)
Other	379	356	23	6%
Total operating expense	$8,296	$8,278	$18	—%

(1)	NM - Not meaningful

Fuel Expense. Including regional carriers under capacity purchase agreements, fuel expense decreased $109 million due to a 5% decrease in fuel market price per gallon and higher hedge gains, partially offset by a 1% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2014	2013
Aircraft fuel and related taxes(1)	$2,226	$2,289	$(63)
Aircraft fuel and related taxes included within regional carrier expense	473	519	(46)
Total fuel expense	$2,699	$2,808	$(109)	(4)%

Total fuel consumption (gallons)	881	875	6	1%
Average price per gallon	$3.06	$3.21	$(0.15)	(5)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2014	2013		2014	2013
Fuel purchase cost	$2,731	$2,844	$(113)	$3.09	$3.25	$(0.16)
Airline segment fuel hedge gains	(73)	(58)	(15)	(0.08)	(0.06)	(0.02)
Refinery segment impact	41	22	19	0.05	0.02	0.03
Total fuel expense	$2,699	$2,808	$(109)	$3.06	$3.21	$(0.15)
MTM adjustments	(34)	24	(58)	(0.03)	0.03	(0.06)
Total fuel expense, adjusted	$2,665	$2,832	$(167)	$3.03	$3.24	$(0.21)

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Gains and MTM Adjustments. During the three months ended March 31, 2014, our airline segment fuel hedge gains of $73 million included $34 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with Phillips 66 and BP. As described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, to the extent that we account for exchanges of refined products as non-monetary transactions, we include the results of those transactions within fuel expense.

We adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $3.03 for the three months ended March 31, 2014.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to the impact of employee investments, partially offset by lower pension expense. In an effort to reduce pension expense, we contributed $605 million to our qualified defined benefit pension plans during the three months ended March 31, 2014 and contributed an additional $300 million in April 2014. As a result of these contributions, we satisfied, on an accelerated basis, our required contributions for our defined benefit plans for 2014, including $250 million above the minimum funding requirements.

Regional carrier expense. The reduction in regional carrier expense is primarily due to lower fuel cost and the avoidance of maintenance events resulting from our strategy to restructure our domestic fleet by reducing our 50-seat regional flying.

Aircraft maintenance materials and outside repairs. The reduction in aircraft maintenance materials and outside repairs is due primarily to the timing of lower airframe and engine maintenance volume.

Depreciation and amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new B-737-900ER and CRJ-900 aircraft, the purchase of various aircraft off-lease, and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Contracted Services. Contracted services expense increased year-over-year due primarily to the impact of severe winter storms on our operations and costs associated with the 2% increase in capacity.

Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased on higher passenger revenue.

Landing fees and other rents. Landing fees and other rents increased year-over-year primarily due to rent and concession credits received in 2013 associated with certain of our airport facilities.

Passenger service. Passenger service increased consistent with the 4% increase in mainline RPMs.

Profit Sharing. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding certain items. These items include profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

Aircraft Rent. Aircraft rent decreased year-over-year due primarily to the purchase of various aircraft off-lease in 2013.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Non-Operating Results

	Three Months Ended March 31,
(in millions)	2014	2013	Favorable (Unfavorable)
Interest expense, net	$(165)	$(178)	$13
Amortization of debt discount, net	(21)	(42)	21
Loss on extinguishment of debt	(18)	—	(18)
Miscellaneous, net	(81)	1	(82)
Total other expense, net	$(285)	$(219)	$(66)

The decline in interest expense, net is driven by reduced levels of debt and refinancing debt obligations during 2013 at lower interest rates. Our principal amount of debt and capital leases has declined from $12.8 billion at March 31, 2013 to $11.4 billion at March 31, 2014.

During the March 2014 quarter, we recorded a loss on extinguishment of debt of $18 million for the remaining debt discount related to the obligations retired. These debt discounts are primarily a result of fair value adjustments recorded in 2008 to reduce the carrying value of Northwest long-term debt due to purchase accounting.

Miscellaneous, net is unfavorable primarily due to seasonal losses from our equity investment in Virgin Atlantic, foreign currency exchange rate losses primarily resulting from a weakening of the U.S. dollar versus the Japanese yen and a charge associated with the devaluation of the Venezuelan bolivar.

Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. The following table shows the components of our income tax (provision) benefit:

	Three Months Ended March 31,
(in millions)	2014	2013
Current tax (provision) benefit:
Federal	$—	$6
State and local	(1)	—
International	—	(2)
Deferred tax provision:
Federal	(120)	—
State and local	(1)	—
Income tax (provision) benefit	$(122)	$4

We released substantially all of our valuation allowance against our net deferred tax assets on December 31, 2013.  We project that our annual effective tax rate for 2014 will be approximately 38%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. As a result, our effective tax rate was 36% for the March 2014 quarter.  At March 31, 2014 we had $15.1 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2023.  Accordingly, we believe we will not pay any cash federal income taxes during the next several years.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended March 31,
Consolidated(1)	2014		2013
Revenue passenger miles (millions)	44,601		43,078
Available seat miles (millions)	53,904		53,022
Passenger mile yield	17.21	¢	16.99	¢
Passenger revenue per available seat mile	14.24	¢	13.80	¢
Operating cost per available seat mile (CASM)	15.39	¢	15.61	¢
CASM-Ex(2)	9.77	¢	9.75	¢
Passenger load factor	82.7%		81.2%
Fuel gallons consumed (millions)	881		875
Average price per gallon(3)	$3.06		$3.21
Average price per gallon, adjusted(4)	$3.03		$3.24
Full-time equivalent employees, end of period(5)	78,870		73,430

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure defined in "March 2014 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity.

(4)	Non-GAAP financial measure defined and reconciled in "Operating Expense" sections of Results of Operations for the three months ended March 31, 2014 and 2013.

(5)	2014 full-time equivalent employees include employees added in connection with our acquisition of Endeavor Air, Inc. in May 2013.

Fleet Information

Our operating aircraft fleet, commitments and options at March 31, 2014 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)	Lease	Options
B-717-200	—	4	20	24	11.9	—	64	—
B-737-700	10	—	—	10	5.2	—	—	—
B-737-800	73	—	—	73	13.2	—	—	—
B-737-900ER	15	—	3	18	0.3	82	—	30
B-747-400	4	9	3	16	20.4	—	—	—
B-757-200	98	19	18	135	19.8	—	—	—
B-757-300	16	—	—	16	11.1	—	—	—
B-767-300	11	3	2	16	23.2	—	—	—
B-767-300ER	51	5	2	58	18.0	—	—	2
B-767-400ER	21	—	—	21	13.1	—	—	3
B-777-200ER	8	—	—	8	14.2	—	—	—
B-777-200LR	10	—	—	10	5.0	—	—	6
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	12.2	—	—	—
A320-200	50	—	19	69	19.1	—	—	—
A321-200	—	—	—	—	—	30	—	—
A330-200	11	—	—	11	9.0	—	—	—
A330-300	21	—	—	21	8.6	10	—	—
MD-88	71	46	—	117	23.7	—	—	—
MD-90	57	8	—	65	17.0	—	—	—
Total	582	94	69	745	16.8	140	64	41

(1)	Excludes certain aircraft we own or lease which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(3)	In addition, we have purchase commitments for 21 CRJ-900 aircraft that will be operated by our regional carriers and options for 24 CRJ-900 aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at March 31, 2014:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	104	—	60	—	—	—	164
ExpressJet Airlines, Inc.	66	41	28	—	—	—	135
SkyWest Airlines, Inc.	43	19	32	—	—	—	94
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	41	—	—	41
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	213	82	120	41	20	52	528

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2014, we had $5.6 billion in unrestricted liquidity, consisting of $3.7 billion in cash and cash equivalents and short-term investments and $1.9 billion in undrawn revolving credit facilities.

Venezuelan Currency Devaluation

In 2013, the Venezuelan government devalued its currency to an official rate of 6.3 bolivars per U.S. dollar and announced the creation of the SICAD foreign currency exchange mechanism, a complementary currency auction system. In January 2014, the Venezuelan government announced that while the official exchange rate remained at 6.3 bolivars, some sectors of the economy, including airlines, will use the SICAD reference rate for future repatriation requests. At the time of the announcement, the SICAD reference rate was 11.4 per U.S. dollar. We have recorded a $23 million charge in miscellaneous, net within other (expense) income to reflect the devaluation of currency and travel agency receivables related to 2014 sales that were denominated in bolivars.

As of March 31, 2014, we had $122 million related to our 2013 airline operations for which repatriation had been requested, but not yet authorized by the Venezuelan government. In January 2014, the Venezuelan government announced its intention to honor the published exchange rate (6.3 bolivars per U.S. dollar) for all 2013 repatriations related to international passenger air travel and cargo. Accordingly, at March 31, 2014, these amounts are valued at the official rate of 6.3 bolivars per U.S. dollar. In addition to the 2013 balance, we have $59 million (valued at SICAD rate) related to our March 2014 quarter operations for which repatriation has been requested, but not yet authorized. We will continue to monitor how the economic situation evolves in Venezuela as we remain at risk to the potential for further currency devaluations.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $951 million and $1.0 billion in the three months ended March 31, 2014 and 2013, respectively. We also expect to generate positive cash flows from operations for the remainder of 2014.

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

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 33% of our total operating expenses for the three months ended March 31, 2014. The market price for jet fuel is highly volatile and can vary significantly from period to period. This price volatility affects our cash flows from operations, impacting comparability from period to period.

We have jet fuel inventories used in our airline operations at various airport locations. Also, we acquired the Trainer oil refinery in 2012, which has refined oil product inventories, as part of refinery operations. Jet fuel and refined oil product inventories are recorded as Fuel Inventory.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying our derivative contracts.

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of 2013, 2012 and 2011. We anticipate American Express will make an additional purchase of $675 million of unrestricted SkyMiles in December 2014.

In 2008, we entered into a multi-year extension of our American Express agreements and received $1.0 billion from American Express for an advance purchase of restricted SkyMiles. The agreement, as modified, provided that our obligations with respect to the advance purchase would be satisfied as American Express uses the purchased miles over a specified future period (“SkyMiles Usage Period”). During the SkyMiles Usage Period, which commenced in December 2011, American Express began using SkyMiles valued at $333 million annually over three years instead of paying cash to Delta for SkyMiles used. In December 2013, we and American Express amended this agreement to allow American Express to use the remaining SkyMiles, valued at $285 million, immediately and without restriction.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the The Pension Protection Act of 2006. We contributed $605 million to our qualified defined benefit pension plans during the three months ended March 31, 2014 and contributed an additional $300 million in April 2014. As a result of these contributions, we satisfied, on an accelerated basis, our required contributions for our defined benefit plans for 2014, including $250 million above the minimum funding requirements.

Profit Sharing

As discussed above, our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. We paid $506 million in profit sharing during the three months ended March 31, 2014 related to our 2013 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Undrawn Lines of Credit

We have available $1.9 billion in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them.

Other

Our ability to obtain additional financing, if needed, on acceptable terms could be adversely affected by the fact that a significant portion of our assets are subject to liens.

Investing and Financing

Investing Activities

We made capital expenditures of $614 million and $647 million in the three months ended March 31, 2014 and 2013, respectively. Our capital expenditures were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $2.2 billion in 2014 primarily for aircraft and aircraft modifications. We expect that the 2014 investments will be funded through cash from operations and new financings.

Financing Activities

At March 31, 2014, total debt and capital leases, including current maturities, was $11.0 billion, a $298 million reduction since December 31, 2013 and a $6.2 billion reduction since December 31, 2009. We have focused on reducing our total debt over the past few years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced debt to reduce our total future interest expense.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program. On February 7, 2014, the Board of Directors declared the third payment in this program, a $0.06 per share dividend for shareholders of record as of February 21, 2014. This dividend was paid in March 2014 and totaled $51 million.

Also as a part of the plan, the Board of Directors authorized a $500 million share repurchase program, to be completed no later than June 30, 2016. During the three months ended March 31, 2014, we repurchased and retired four million shares at a cost of $125 million, bringing our total repurchases to $375 million. We expect to complete our $500 million share repurchase authorization in the June quarter.

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
We exclude the following items from CASM to determine CASM-Ex for the reasons described:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The exclusion of aircraft fuel and related taxes (including our regional carriers under capacity purchase arrangements) allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

•
Ancillary businesses. Our ancillary businesses include aircraft maintenance and staffing services we provide to third parties and our vacation wholesale operations. Because these businesses are not related to the generation of a seat mile, we exclude the costs related to these businesses to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•
Profit sharing. We exclude profit sharing because this exclusion allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

•
Restructuring and other items. Because of the variability in restructuring and other items, the exclusion of this item is helpful to investors to analyze our recurring core operational performance in the periods shown.

	Three Months Ended March 31,
	2014	2013
CASM	15.39 ¢	15.61 ¢
Items excluded:
Aircraft fuel and related taxes	(5.01)	(5.28)
Ancillary businesses	(0.34)	(0.35)
Profit sharing	(0.18)	(0.04)
Restructuring and other items	(0.09)	(0.19)
CASM-Ex	9.77 ¢	9.75 ¢

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

Our fuel hedge portfolio consists of call options, put options, swaps, and futures. The products underlying the hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices change significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the three months ended March 31, 2014, aircraft fuel and related taxes, including our regional carriers under capacity purchase agreements, accounted for $2.7 billion, or 33%, of our total operating expense. We recognized $78 million of net fuel hedge gains during the three months ended March 31, 2014, including $34 million of MTM adjustments.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at March 31, 2014 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Nine Months Ending December 31, 2014			Six Months Ending June 30, 2015			Fuel Hedge Margin Received from (Posted to) Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(1,720)	$250	$(1,470)	$(1,050)	$190	$(860)	$260
+ 10%	(860)	130	(730)	(520)	70	(450)	100
- 10%	860	40	900	520	30	550	40
- 20%	1,720	(90)	1,630	1,050	(150)	900	(100)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.86, excluding transportation costs and taxes, at March 31, 2014 and estimated fuel consumption of 3.0 billion and 1.9 billion gallons for the nine months ending December 31, 2014 and the six months ending June 30, 2015, respectively.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2014 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2014, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month period ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity (deficit) for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 21, 2014.

Atlanta, Georgia	/s/ Ernst & Young LLP
April 24, 2014

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2014 quarter. The total number of shares purchased includes shares repurchased pursuant to our $500 million share repurchase program, which was publicly announced on May 8, 2013 (the "2013 Repurchase Program"). The 2013 Repurchase Program will terminate no later than June 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
January 2014	2,110,846	$30.95	2,110,846	$223
February 2014	3,489,122	$30.83	3,489,122	$125
March 2014	18,708	$33.94	18,708	$125
Total	5,618,676		5,618,676

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Model Award Agreement for the Delta Air Lines, Inc. 2014 Long-Term Incentive Program

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014

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
April 24, 2014