Form 10-K/A
period 2013-12-31
DELTA AIR LINES INC /DE/
filed 2014-04-30
CIK 27904

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

On January 31, 2014, there were outstanding 849,378,918 shares of the registrant’s common stock.

This document is also available on our website at http://www.delta.com/about_delta/investor_relations.

Explanatory Note

On February 21, 2014, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In accordance with General Instruction G(3), we are now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K. We are simultaneously filing a preliminary proxy statement for the 2014 annual meeting of stockholders that also includes this information.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers, as of April 30, 2014:

Name	Age	Position
Richard H. Anderson	58	Chief Executive Officer and Director
Edward H. Bastian	56	President and Director
Roy J. Bostock	73	Director
John S. Brinzo	72	Director
Daniel A. Carp	65	Director
David G. DeWalt	49	Director
William H. Easter III	64	Director
Mickey P. Foret	68	Director
Shirley C. Franklin	68	Director
David R. Goode	73	Director
George N. Mattson	48	Director
Paula Rosput Reynolds	57	Director
Kenneth C. Rogers	53	Director
Kenneth B. Woodrow	69	Director
Michael H. Campbell	65	Executive Vice President — Human Resources and Labor Relations
Glen W. Hauenstein	53	Executive Vice President — Chief Revenue Officer
Richard B. Hirst	70	Executive Vice President – Chief Legal Officer
Paul A. Jacobson	42	Executive Vice President — Chief Financial Officer
W. Gilbert West	53	Executive Vice President — Chief Operating Officer

Directors

Richard H. Anderson	Joined Delta’s Board April 30, 2007

Mr. Anderson has been Chief Executive Officer of Delta since 2007.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Anderson should serve as a director include Mr. Anderson’s experience serving as the Chief Executive Officer of Delta and Northwest Airlines, Inc. and over 20 years of business and operational experience in the airline industry. He has also served as a senior executive of a Fortune 20 healthcare company, as well as on the board of directors of public companies other than Delta.

Directorships:	Medtronic, Inc.; Cargill, Inc.
Affiliations:	Member, Board of Airlines for America; Chair, Board of International Air Transport Association; Chair, Board of Metro Atlanta Chamber

Edward H. Bastian	Joined Delta’s Board February 5, 2010

Mr. Bastian has been President of Delta since 2007. He was President of Delta and Chief Executive Officer of Northwest Airlines, Inc. from 2008 to 2009. Mr. Bastian was President and Chief Financial Officer of Delta from 2007 to 2008; Executive Vice President and Chief Financial Officer of Delta from 2005 to 2007; Chief Financial Officer of Acuity Brands from June 2005 to July 2005; Senior Vice President — Finance and Controller of Delta from 2000 to 2005 and Vice President and Controller of Delta from 1998 to 2000.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Bastian should serve as a director include Mr. Bastian’s over ten years of experience as a Delta executive, including serving as Delta’s President, Delta’s Chief Restructuring Officer during its Chapter 11 bankruptcy proceeding and Northwest Airlines, Inc.’s Chief Executive Officer after the merger. Mr. Bastian’s accounting and finance background provides financial and strategic expertise to the Board of Directors.

Directorships:	GOL Linhas Aéreas Inteligentes S.A.; Grupo Aeroméxico, S.A.B. de C.V.
Affiliations:	Member, Board of Woodruff Arts Center

Roy J. Bostock	Joined Delta’s Board October 29, 2008

Mr. Bostock has served as non-executive Vice Chairman of Delta’s Board of Directors since 2008 and was Chairman of the Board of Yahoo! Inc. from 2008 through 2012. He has also served as a principal of Sealedge Investments, LLC, a diversified private investment company, since 2002. Mr. Bostock was Chairman of B/Com3 from 2000 to 2002, and Chairman and Chief Executive Officer of the McManus Group from 1996 to 2000. Prior to 1996, Mr. Bostock served in a variety of senior executive positions in the advertising agency business, including Chairman and Chief Executive Officer of D’Arcy Masius Benton & Bowles, Inc. from 1990 to 1996.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Bostock should serve as a director include the business and marketing expertise that Mr. Bostock brings to the Board of Directors, having served in senior executive positions in the advertising industry for many years. He has also served on boards of directors of public companies in the airline, financial services and internet services industries, including as chairman of the board of two companies. At other public companies, Mr. Bostock has experience as a member of the governance committees of two boards and the risk committee of another board.

Committees:	Corporate Governance; Safety and Security
Directorships:	Morgan Stanley (2005-2013); Northwest Airlines Corporation (2005-2008); Yahoo! Inc. (2003-2012)

John S. Brinzo	Joined Delta’s Board April 30, 2007

Mr. Brinzo was Chairman of the Board of Directors of Cliffs Natural Resources, Inc. (formerly known as Cleveland-Cliffs Inc.) from 2000 until his retirement in 2007. He also served as President and Chief Executive Officer of Cliffs Natural Resources, Inc. from 1997 until 2005, and as Chairman and Chief Executive Officer from 2000 until his retirement as Chief Executive Officer in 2006, and as Chairman in 2007.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Brinzo should serve as a director include Mr. Brinzo’s service as the Chairman, Chief Executive Officer and Chief Financial Officer of a public company, where his career spanned more than 35 years, as well as his extensive background in finance and his experience serving on the audit committees of the boards of directors of three other public companies and the compensation committee of one other public company.

Committees:	Audit; Personnel & Compensation
Directorships:	AK Steel Holding Corporation; Brink’s Home Security Holdings, Inc. (2008-2010); Alpha Natural Resources, Inc. (2006-2009); The Brinks Company (2005-2008)
Affiliations:	Chairman, Business Advisory Council, School of Business, Kent State University

Daniel A. Carp	Joined Delta’s Board April 30, 2007

Mr. Carp has served as non-executive Chairman of Delta’s Board of Directors since 2007. He was Chief Executive Officer and Chairman of the Board of Eastman Kodak Company from 2000 to 2005. Mr. Carp was President of Eastman Kodak Company from 1997 to 2003.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Carp should serve as a director include Mr. Carp’s substantial business experience as Chairman and Chief Executive Officer of a multinational public company in the consumer goods and services sector, where he was employed for over 35 years. As a member of the board of directors of large public companies other than Delta, Mr. Carp has experience on audit, compensation, finance and governance committees.

Committees:	Corporate Governance (Chair); Safety and Security
Directorships:	Norfolk Southern Corporation; Texas Instruments Inc.; Liz Claiborne Inc. (2006-2009)

David G. DeWalt	Joined Delta’s Board November 22, 2011

Mr. DeWalt has been the Chief Executive Officer of FireEye, Inc., a global network cyber security company, since November 2012 and Chairman of its board since June 2012. Mr. DeWalt was President and Chief Executive Officer of McAfee, Inc., a security technology company, from 2007 until 2011 when McAfee, Inc. was acquired by Intel Corporation. From 2003 to 2007, Mr. DeWalt held executive positions with EMC Corporation, a provider of information infrastructure technology and solutions, including serving as Executive Vice President and President-Customer Operations and Content Management Software.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. DeWalt should serve as a director include Mr. DeWalt’s substantial expertise in the information technology security industry and his strategic and operational experience as the former Chief Executive Officer of McAfee, Inc. As a member of the board of directors of public companies other than Delta, Mr. DeWalt has served on the audit and compensation committees.

Committees:	Personnel & Compensation (Chair); Finance
Directorships:	FireEye, Inc.; Jive Software, Inc. (2011-2013); Polycom Inc. (2005-2013)
Affiliations:	National Security & Technology Advisory Committee

William H. Easter III	Joined Delta’s Board December 3, 2012

Mr. Easter was Chairman, President and CEO of DCP Midstream LLC (formerly Duke Energy Field Services, LLC) from 2004 until his retirement in 2008. During Mr. Easter’s 30 year career at ConocoPhillips, he served as Vice President of State Government Affairs from 2002 to 2004 and as General Manager of the Gulf Coast Refining, Marketing and Transportation Business Unit from 1998 to 2002. Since his retirement from DCP Midstream, LLC, Mr. Easter has been involved in private investments.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Easter should serve as a director include over 35 years experience in natural gas, crude oil and refined product supply, transportation, refining and marketing with ConocoPhillips and DCP Midstream LLC. Mr. Easter has experience as a member of the board of directors of other public companies where he served on the audit, corporate governance, compensation and finance committees.

Committees:	Corporate Governance; Finance
Directorships:	Concho Resources, Inc.; Sunoco, Inc. (2011-2012)
Affiliations:	Member, Board of Memorial Hermann Hospital System, Houston, Texas

Mickey P. Foret	Joined Delta’s Board October 29, 2008

Mr. Foret was Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc. from 1998 to 2002, and also served as Chairman and Chief Executive Officer of Northwest Cargo from 1999 to 2002. Mr. Foret served as President and Chief Operating Officer of Atlas Air, Inc. from 1996 to 1997 and as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc. from 1993 to 1996.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Foret should serve as a director include Mr. Foret’s experience in the airline industry, where he held numerous senior executive positions for over 35 years, particularly in the finance area. He served as Chief Financial Officer of Northwest Airlines, Inc. for seven years. Mr. Foret has also served on the audit, compensation, finance and governance committees of the board of directors of other public companies.

Committees:	Audit; Safety and Security
Directorships:	SpartanNash; URS Corporation; Nash Finch Company (2005-2013); ADC Telecommunications, Inc. (2003-2010); Northwest Airlines Corporation (2007-2008)

Shirley C. Franklin	Joined Delta’s Board July 20, 2011

Ms. Franklin has been Chair of the Board and Chief Executive Officer of Purpose Built Communities, Inc., a national non-profit organization established to transform struggling neighborhoods into sustainable communities, since 2011. Ms. Franklin also currently serves as a visiting professor at the University of Texas, LBJ School of Public Affairs. From 2010 to 2011, Ms. Franklin was on the faculty of Spelman College. Ms. Franklin served as Mayor of the City of Atlanta from 2002 to 2010.

Experience:

The qualifications that led the Board of Directors to conclude that Ms. Franklin should serve as a director include Ms. Franklin’s extensive executive leadership experience, business experience and financial expertise. She has over 38 years of leadership experience in various positions in city government and other organizations, including her eight years as Mayor of Atlanta. She has also served on the audit committee of a board of directors of a public company other than Delta.

Committees:	Audit; Personnel & Compensation
Directorships:	Mueller Water Products, Inc.
Affiliations:	Atlanta Regional Commission on Homelessness (Co-Chair); National Center for Civil and Human Rights (Co-Chair); United Way of Metropolitan Atlanta Endowment Foundation; The Volcker Alliance

David R. Goode	Joined Delta’s Board April 22, 1999

Mr. Goode was Chairman of the Board of Norfolk Southern Corporation from 1992 until his retirement in 2006; Chairman and Chief Executive Officer of that company from 2004 through 2005; and Chairman, President and Chief Executive Officer of that company from 1992 to 2005. He held other executive officer positions with Norfolk Southern Corporation from 1985 to 1992.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Goode should serve as a director include Mr. Goode’s over 25 years of experience in the transportation industry, including many years as Chairman, Chief Executive Officer and President of a large public railroad company. As a member of the board of directors of other public companies, Mr. Goode served on compensation committees.

Committees:	Finance; Personnel & Compensation
Directorships:	Caterpillar Inc. (1993-2013); Texas Instruments Inc. (1996-2011)
Affiliations:	Member, The Business Council

George N. Mattson	Joined Delta’s Board October 1, 2012

Mr. Mattson is a private equity investor focused on acquiring middle market industrial businesses. Mr. Mattson was a partner and co-head of the Global Industrials Group in Investment Banking at Goldman, Sachs & Co. from 2002 through August 2012, where he served in a variety of positions from 1994 to 2002. Mr. Mattson was an Associate at Credit Suisse First Boston from 1993 to 1994, and he held various sales and marketing positions at IBM from 1987 to 1993.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Mattson should serve as a director include Mr. Mattson’s experience in the areas of mergers and acquisitions, corporate finance and capital markets. In addition, Mr. Mattson has knowledge of the airline industry and other global industries acquired during his 18 years at Goldman, Sachs & Co., including as co-head of the Global Industrials Group in Investment Banking, which had responsibility for a diverse set of industry sectors, including companies in the transportation industry.

Committees:	Finance; Personnel & Compensation
Affiliations:	Member, Board of The Boys’ Club of New York; Member, Board of Visitors of the Pratt School of Engineering at Duke University

Paula Rosput Reynolds	Joined Delta’s Board August 17, 2004

Ms. Reynolds has been President and Chief Executive Officer of PreferWest, LLC, a business advisory group, since 2009. She was Vice Chairman and Chief Restructuring Officer of American International Group, Inc. from October 2008 to September 2009, the period that followed the U.S. government’s acquisition of ownership of that company. She served as President and Chief Executive Officer of Safeco Corporation from 2006 to 2008 when Safeco was acquired by another company. Ms. Reynolds was Chairman of AGL Resources from 2002 to 2005, and President and Chief Executive Officer from 2000 to 2005. She was President and Chief Operating Officer of Atlanta Gas Light Company, a wholly-owned subsidiary of AGL Resources, from 1998 to 2000.

Experience:

The qualifications that led the Board of Directors to conclude that Ms. Reynolds should serve as a director include Ms. Reynolds’ significant experience as Vice Chairman of a large public company and as Chairman and Chief Executive Officer of two other large public companies, including a public utility. In these roles, she has experience in risk management and energy trading. As a member of the boards of directors of public companies other than Delta, Ms. Reynolds served on the audit, executive, finance, human resources and governance committees.

Committees:	Audit (Chair); Corporate Governance
Directorships:	Anadarko Petroleum Corporation; BAE Systems plc; TransCanada Corporation; Safeco (2006-2008)

Kenneth C. Rogers	Joined Delta’s Board April 14, 2008

Mr. Rogers has been a Delta pilot since 1990 and is currently a pilot of a Boeing 767ER aircraft. He served as a nonvoting associate member of Delta’s Board of Directors, designated by the Delta MEC, from 2005 to 2008. Mr. Rogers was a pilot in the United States Air Force from 1983 to 1990. Mr. Rogers was designated by the Delta MEC as the Pilot Nominee and was elected to the Board in each year from 2008 to 2013.

Experience:	As a pilot designated by the Delta MEC to serve on the Board of Directors, Mr. Rogers provides a unique perspective into the airline industry and related labor relations matters.
Committees:	Safety and Security (Chair); Finance

Kenneth B. Woodrow	Joined Delta’s Board July 1, 2004

Mr. Woodrow was Vice Chairman of Target Corporation from 1999 until his retirement in December 2000. He served as President of Target Corporation from 1994 until 1999 and held other management positions in that company from 1971 until 1994.

Experience:

The qualifications that led the Board of Directors to conclude that Mr. Woodrow should serve as a director include Mr. Woodrow’s nearly 30 years of experience in marketing, operations and finance at a public company with a large number of general merchandise retail stores throughout the United States. Mr. Woodrow held positions during that time that included Vice Chairman, President and Chief Financial Officer. Mr. Woodrow has experience as a member of the board of directors of another public company where he served on the audit, finance and governance committees.

Committees:	Finance (Chair); Personnel & Compensation
Directorships:	Visteon Corporation (2004-2010)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities (“reporting persons”) to file certain reports concerning their beneficial ownership of our equity securities. We believe that during 2013 all reporting persons timely complied with their Section 16(a) filing obligations.

Information About Our Code of Ethics

Our code of business ethics and conduct applicable to all of our executive officers is available on our Corporate Governance website at http://ir.delta.com/governance/governance-documents/default.aspx. We intend to post amendments to or waivers from the code of business ethics and conduct at this location on our website.

Information About Our Audit Committee

Our Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are John S. Brinzo, Mickey P. Foret, Shirley C. Franklin and Paula Rosput Reynolds. The Board has determined that all of the members of the Audit Committee are independent as defined in the listing standards of the New York Stock Exchange and in our independence standards. The Board has designated all of the members of the Audit Committee as Audit Committee Financial Experts.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section provides an overview and analysis of our executive compensation program. It discusses our executive compensation philosophy and objectives, the administration of the executive compensation program, and the material elements of the program. It also reviews the actions taken by the Personnel & Compensation Committee of the Board of Directors (the “P&C Committee”) in 2013 and the compensation of our named executive officers, who were:

•	Richard H. Anderson — Chief Executive Officer

•	Edward H. Bastian — President

•	Stephen E. Gorman — Executive Vice President & Chief Operating Officer

•	Glen W. Hauenstein — Executive Vice President & Chief Revenue Officer

•	Paul A. Jacobson — Executive Vice President & Chief Financial Officer

Mr. Gorman retired from his position effective March 1, 2014, and remained with the Company until his separation on March 16, 2014.

Executive Summary

Our performance in 2013.    Delta had a successful 2013, with strong financial results, continued revenue momentum, excellent operational performance, and investments in network, airports, fleet and technology. The following key accomplishments in 2013 helped make Delta the carrier of choice for passengers and position the Company for further success in 2014:

•	Strong financial results*

•	Excluding special items, earned net income of $2.7 billion, an increase of more than 70% over 2012 and Delta’s fourth consecutive year of solid profitability, with 2.8 points of pre-tax margin expansion.

•	Free cash flow of $2.1 billion and the return of $350 million to stockholders through dividends and share repurchases.

•	Reduced adjusted net debt to $9.4 billion, a $2.3 billion reduction from 2012 and an overall $7.6 billion reduction from 2009.

•	Generated a 15.1% return on invested capital, the fourth year in a row we had returns that met or exceeded our cost of capital.

•	Continued revenue momentum

•	Expanded operating revenue by $1.1 billion to $37.8 billion, a 3% increase over 2012.

•	Grew unit passenger revenue 2.7% and generated a unit revenue premium relative to the industry for the third year in a row.

•	Excellent operating performance

•	Maintained strong operating performance with an on-time arrival rate of 84.7%, a flight completion factor of 99.7% — achieving a record 72 days of zero cancellations — and a 20% decline in Department of Transportation (“DOT”) customer complaints compared to 2012.

•	Based on DOT measures, these results put Delta at the top of the industry in operational reliability and customer service for major network carriers.

*	See “Supplemental Information about Financial Measures” at the end of this Item for a reconciliation of non-GAAP financial measures to the corresponding GAAP financial measures, and the reasons we use non-GAAP financial measures. On a GAAP basis for 2013, net income was $8.5 billion and debt and capital lease obligations were $11.3 billion as of December 31, 2013.

•	Investments in network, airports, fleet and technology

•	Made a strategic investment in and received government approval for our relationship with Virgin Atlantic, which will increase our presence at London’s Heathrow Airport.

•	In New York, we are renovating and expanding our facilities at LaGuardia to support our expanded domestic operations and we opened the expanded and thoroughly enhanced Terminal 4 at New York’s JFK International Airport and announced an additional expansion of Terminal 4.

•	Focused on growing Seattle into a major international gateway, with expanded service and investments in airport facilities.

•	Continued our fleet restructuring to replace 50-seat regional jets and other older, less cost effective aircraft with newer, more efficient Boeing 737-900, Boeing 717 and CRJ-900 aircraft; announced plans to purchase 40 new Airbus aircraft for both international and domestic use.

•	Continued to make significant functionality and performance improvements to delta.com and upgraded our award-winning mobile applications to add more customer-focused functions, such as baggage tracking and enhanced mobile check-in.

•	Other Company highlights

•	Received recognition from leading organizations and publications, including being named Air Transport World’s 2014 Airline of the Year and, for the third time in four years, Fortune’s Most Admired Airline; won numerous airline industry awards sweeping the major corporate travel surveys, including Business Travel News, Travel Weekly, TravelAge West and Travel+Leisure.

•	Recognized as a national leader in our commitment to anti-human trafficking efforts and provided training to all customer-facing employees to help identify and report suspected instances of human trafficking.

Our Employee Commitment.    Delta’s employees are critical to the Company’s success. Our strong financial, operational and customer service results in 2013 would not have been possible without the dedication and determination of our employees. During 2013, we continued our commitment to promoting a culture of open, honest and direct communications, making Delta a great place to work, and building an environment that encourages diversity, integrity and respect. Key actions in 2013 include:

•	Paying $506 million under Delta’s broad-based profit sharing program (the “Profit Sharing Program”) in recognition of the achievements of our employees in meeting Delta’s financial targets for the year, providing each eligible employee with a payout of 8.2% of eligible earnings.

•	Awarding $92 million under Delta’s broad-based shared rewards program (the “Shared Rewards Program”) based on the hard work of our employees in meeting on-time arrival, baggage handling and flight completion factor performance goals during 2013.

•	Contributing almost $1.4 billion to Delta’s broad-based defined contribution and defined benefit retirement plans, including $250 million in excess contributions to our defined benefit plans.

•	Implementing base salary increases for our frontline and merit employees in January 2013.

•	Investing about $8 billion in our people, which includes salaries, pension funding, health insurance, 401(k) contributions, Profit Sharing Program, Shared Rewards Program, life insurance, disability and survivor benefits, travel benefits and training.

Pay for performance.    Pay for performance is the foundation of our executive compensation philosophy. Our executive compensation program places a substantial portion of total compensation for 2013 at risk: 94% of our Chief Executive Officer’s and 90% of our other named executive officers’ total compensation. Furthermore, the majority of total compensation is paid in the form of Delta stock, which, together with our stock ownership guidelines, aligns the interests of management to those of stockholders. We believe our stockholders recognize this alignment as shown by the significant approval of our executive compensation program through an advisory vote at our 2012 and 2013 annual meetings.

2013 Compensation Mix (at target)

*	Represents At-Risk Compensation

The P&C Committee sets stretch performance goals under our annual and long-term incentive plans to drive Delta’s business strategy and to deliver value to our stockholders. Consistent with these principles:

•	The vast majority of the compensation opportunity for our executive officers is earned contingent upon Delta’s achieving its financial, operational and customer services goals and stock price performance.

•	Based on our strong performance in 2013, we paid out 168.75% of target under our annual incentive plan and 200% of target under our 2012 long-term incentive plan.

•	The P&C Committee designs our incentive plans to closely align the interests of management with frontline employees by using many of the same financial and operational performance measures in both our executive and broad-based employee compensation programs. If there is no payout under Delta’s broad-based employee Profit Sharing Program for the year:

•	There will be no payment under the annual incentive plan’s financial performance measure.

•	Any payment to executive officers for other performance measures may not exceed the target level.

•	All payments will be made in restricted stock rather than in cash, which will not vest until there is a subsequent profit sharing payment.

The Profit Sharing Program paid out a record $506 million for 2013.

2013 Compensation Decisions.    The P&C Committee reviews our executive compensation program annually. In 2013, few changes were made to the program. These changes are described in this Compensation Discussion and Analysis.

Corporate governance and compensation initiatives.    Our executive compensation program reflects corporate governance policies and compensation practices that are transparent, consistent with best practices and aligned with the interests of our stockholders, customers and employees. In 2013, Delta revised its stock ownership guidelines for executive officers to:

•	Significantly increase the stock ownership requirements — by 100% for the CEO; over 250% for the President; and 300% for Executive Vice Presidents.

•	Address the heightened volatility associated with airline stock prices by allowing the ownership requirement to be measured either as a multiple of base salary or by number of shares.

•	Add a retention feature requiring executives to retain at least 50% of net shares granted under equity compensation plans until the ownership requirement is met.

These revised stock ownership guidelines, as shown under the heading “Executive Compensation Policies — Stock Ownership Guidelines” below, place Delta above market median practices as compared to other companies in our peer group.

This policy change supplements the executive compensation practices we consider instrumental in driving Company performance while mitigating risk, as well as practices we avoid, as illustrated in the following chart:

Corporate Governance Policies and Other Practices:	Compensation Programs Not Offered:

•      Compensation clawback policy applicable to all officers

•      Stock ownership guidelines for executive officers and directors

•      Equity award grant policy that establishes objective, standardized criteria for the timing of the grant of equity awards

•      “Double trigger” vesting of incentive awards upon a change in control

•      Anti-hedging and anti-pledging policy

•      Equity compensation policy that prohibits repricing or cash buyouts of stock options and stock appreciation rights and requires a one-year minimum vesting period for performance-based awards

•      Full disclosure of incentive plan performance measures

•      Engagement with institutional investors regarding our executive compensation program

•      Excise tax reimbursement for payments made in connection with a change in control

•      Tax reimbursement for several officer benefits, including supplemental life insurance and home security services

•      Loss on sale on residence relocation protection for named executive officers

•      Employment contracts

•      Supplemental executive retirement plans, company cars, club memberships, private jet travel for personal use or other significant perquisites

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy and objectives are directly related to our business strategy. In 2013, our primary business goals included maintaining top-tier financial and operational performance; reducing our non-fuel costs; controlling our fuel expense; increasing profitable revenue; and earning and maintaining customer loyalty.

To achieve these goals, the P&C Committee continued the executive compensation philosophy and objectives from the previous year, concluding this approach remained important to deliver value to stockholders, customers and employees. Our principle objectives are to promote a pay for performance culture which:

•	Places a substantial majority of total compensation at risk and utilizes stretch performance measures that provide incentives to deliver value to our stockholders. As discussed below, the payout opportunities for executive officers under our annual and long-term incentive plans depend on Delta’s financial, operational and customer service performance as well as the price of our common stock.

•	Closely aligns the interests of management with frontline employees by using many of the same performance measures in both our executive and broad-based compensation programs. Consistent with this objective, the goals that drive payouts to frontline employees under our broad-based Profit Sharing and Shared Rewards Programs are some of the metrics included in our annual incentive plan.

•	Provides compensation opportunities that assist in motivating and retaining existing talent and attracting new talent to Delta when needed.

Say on Pay Voting Results

At our 2013 annual meeting, we asked stockholders for a non-binding advisory vote to approve the 2012 compensation of our named executive officers as disclosed in our proxy statement for the 2013 annual meeting of stockholders, which we referred to as a “say on pay” advisory vote.

Similar to the previous year, the holders of over 99% of the shares represented and entitled to vote at the 2013 annual meeting voted for approval of the compensation of our named executive officers. We believe our stockholders continue to confirm our executive compensation philosophy, policies and programs. The P&C Committee took these results into account by continuing to emphasize our pay for performance philosophy by utilizing stretch performance measures that provide incentives to deliver value to our stockholders.

Administration of the Executive Compensation Program

The following table summarizes the roles and responsibilities of the key participants related to the executive compensation program.

Key Participants	Role and Responsibilities
P&C Committee

The P&C Committee oversees the development of, reviews and approves the executive compensation program. In this role, the P&C Committee:

•      Approves Delta’s executive compensation philosophy and objectives

•      Ensures that Delta’s executive compensation program is designed to link pay with Company performance

•      Approves the peer group used to assess the executive compensation program

•      Determines the design and terms of the annual and long-term incentive compensation plans

•      Establishes the compensation of the CEO and other executive officers

•      Performs an annual evaluation of the CEO

•      Reviews and advises the Board of Directors regarding management succession planning

•      Operates under a written charter that requires the P&C Committee to consist of three or more directors. Each member must:

•      be “independent” under NYSE listing standards and Delta’s independence standards

•      qualify as a “non-employee” director under SEC rules

•      be an “outside director” under Section 162(m) of the Internal Revenue Code

•      Retains, terminates and approves the fees of executive compensation consultant and conducts independence assessments of all executive compensation advisors

•      Meets regularly in executive session without management

Compensation Consultant

In 2013, after considering the six factors provided under the NYSE listing standards and Item 407(e)(3)(iii) of SEC Regulation S-K, the P&C Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its executive compensation consultant. In this role, Meridian:

•      Provides advice regarding:

•      Delta’s executive compensation strategy and programs

•      the compensation of the CEO and other executive officers

•      the selection of the peer group used to assess the executive compensation program

•      general compensation program design

•      the impact of regulatory, tax, and legislative changes on Delta’s executive compensation program

•      executive compensation trends and best practices

•      the compensation practices of competitors

•      Conducts risk assessments with respect to the executive compensation program

•      Meets regularly with the P&C Committee in executive session without management

•      Provides no other services to Delta

•      May work directly with management on behalf of the P&C Committee but this work is always under the control and supervision of the P&C Committee

The P&C Committee considered Meridian’s advice when determining executive compensation plan design and award levels in 2013.

Management

Under the supervision of the P&C Committee, Delta’s human resources department is responsible for the ongoing administration of the executive compensation program.

•      The Executive Vice President-HR & Labor Relations and his staff serve the P&C Committee and, in cooperation with the compensation consultant, prepare proposed compensation programs and policies for review by the P&C Committee at the request of the P&C Committee and the CEO

The following individuals also are involved in the administration of our executive compensation program:

•      The CEO makes recommendations to the P&C Committee regarding the compensation of executive officers other than himself

•      The Chief Financial Officer and his staff evaluate the financial implications of executive compensation proposals and financial performance measures in incentive compensation arrangements

•      The Chief Legal Officer and his staff evaluate the legal implications of executive compensation proposals and prepare plan and program documents

•      The Vice President — Corporate Audit and Enterprise Risk Management confirms the proposed payouts to executive officers under our annual and long-term incentive plans are calculated correctly and comply with the terms of the applicable performance-based plan

Compensation Decision Factors

The P&C Committee considers a number of factors, including competitive market data, internal equity, role and responsibilities, business and industry conditions and individual experience and performance in determining executive compensation. When making compensation decisions, the P&C Committee also reviews compensation “tally sheets” prepared by the compensation consultant. The tally sheets detail the total compensation and benefits for each executive officer, including the compensation and benefits the officer would receive under hypothetical termination of employment scenarios.

Comparative Market Data; Peer Group

In 2011, the P&C Committee modified the peer group it uses for executive compensation purposes to reflect Delta’s increased size, complexity, global presence and business. This custom peer group consists of four major U.S. airlines and eighteen other companies with revenue and other business characteristics similar to Delta in the hotel/leisure, transportation/distribution, machinery/aerospace/defense, and retail industries. The industries selected have aspects of operations that are similar to Delta. In expanding the peer group beyond the airline industry, the P&C Committee had considered the ongoing merger activity in the industry and recognized that the number of comparably-sized airlines is too small to provide stable and reliable market data for executive compensation purposes. In addition, Delta competes for management talent with companies both inside and outside the airline industry, and the other major airlines use broader industry peer groups to assess their executive compensation programs. The P&C Committee continued to be satisfied with the composition of the custom peer group and made no changes to it in 2013.

The companies in the custom peer group are:

Company Name	Revenue[1] ($)	Market Capitalization[2] ($)	International Operations as Percentage of Revenue[3] (%)
Airlines
American Airlines, Inc.[4]	25,760	5,537	40
Southwest Airlines Co./AirTran Airways	17,699	13,126	N/A
United Continental Holdings, Inc.	38,279	13,690	43
US Airways, Inc.[5]	14,607	N/A	24
Hotel/Leisure
Carnival Corporation	15,456	23,778	50
Marriott International, Inc.	12,784	14,783	12
Transportation/Distribution
The Coca-Cola Company	46,854	182,422	58
FedEx Corporation	44,815	44,889	29
Norfolk Southern Corporation	11,245	28,676	N/A
PepsiCo, Inc.	66,415	127,197	49
Sysco Corporation	45,480	21,036	12
Union Pacific Corporation	21,963	77,376	10
United Parcel Service, Inc.	55,438	75,213	25
Machinery/Aerospace/Defense
The Boeing Company	86,623	102,566	57
Honeywell International Inc.	39,055	71,696	41
L-3 Communications Corporation	12,629	9,470	22
Textron Inc.	12,104	10,335	38
United Technologies Corporation	62,626	104.421	43
Retail
Best Buy Co., Inc.	42,410	13,799	26
The Home Depot, Inc.	78,812	115,953	11
Lowe’s Companies, Inc.	53,417	51,821	N/A
Target Corporation	72,596	39,992	N/A

75th Percentile	54,933	77,376	43
Median	40,733	39,992	33
25th Percentile	16,017	13,799	23

Delta Air Lines	37,773	23,502	35

Source: Standard & Poors Research Insight®

(1)	Last 12 months from most recent quarter ended on or before December 31, 2013. In millions.
(2)	As of December 31, 2013. In millions.
(3)	As of the most recent fiscal year end. N/A indicates either data was not available or no significant foreign revenues were reported.
(4)	Revenues include those attributed to US Airways from December 9, 2013 through December 31, 2013 (post-merger).
(5)	US Airways merged with American Airlines as of December 9, 2013 and was no longer a free-standing publicly traded entity.

We believe peer group data should be used as a point of reference, not as the sole factor in our executive officers’ compensation. In general, the P&C Committee’s objective is to bring target total direct compensation opportunities to be competitive with the custom peer group median, with individual variation based on the individual’s role within Delta, performance and experience. Delta does not have a specific compensation target for each element of compensation, but historically has emphasized long-term incentive opportunities over base salaries, which are a fixed cost.

When compared to these businesses, Delta’s total compensation opportunities in 2013 for the named executive officers group in aggregate, approximate the median of our custom peer group. As stated above, the P&C Committee uses this data as a point of reference, not as the determining factor in setting compensation.

Elements of Compensation

Compensation elements for our executive officers include:

Component	Objective	Characteristics
Base Salary	• Provides a fixed amount of cash compensation for performing day-to-day functions based on level of responsibility, experience and individual performance

•    Most companies target base salary at market median; however, the base salaries of our executive officers are below the median of base salaries of those in our peer group

•    There is no set schedule for base salary increases. Base salary increases are periodically provided based on competitive concerns or in connection with an increase in responsibilities

Annual Incentive Plan	• Rewards short-term financial, operational and revenue performance • Aligns with the broad-based Profit Sharing and Shared Rewards Programs in which our employees participate

•    Annual incentive awards for our executive officers are based on objective, pre-established performance criteria that aligns with corporate business strategy

•    Award targets are set as a percentage of base salaries

•    Award payment amounts will be limited if no profit sharing is paid to Delta employees; plus any amounts payable to executive officers will be paid in restricted stock (rather than in cash) with restrictions that do not lapse until a profit sharing payment is made (with certain exceptions)

Long-Term Incentive Plan

•    Rewards long-term Company performance based on internal performance goals and those relative to airline peers

•    Aligns with interests of stockholders

•    Facilitates executive officer stock ownership

•    Encourages retention of our management employees

•    Except for the CEO and President, awards are provided through equal portions of performance awards and restricted stock

•    Performance awards are earned based on achievement of objective, pre-established performance measures, including average annual operating income margin, customer service and return on invested capital over a three-year performance period payable to executive officers in stock

•    Restricted stock is subject to a three-year vesting period

•    In addition to performance awards and restricted stock, awards to the CEO and President also include performance stock options which vest over a three-year period upon the achievement of performance measures linked to employees receiving a payout under the Profit Sharing Program

Benefits	• Attracts and retains highly qualified executives with competitive benefit plans

•    Participation in health, welfare and retirement benefit plans on the same terms as all Delta employees

•    Certain additional benefits are provided to our executive officers, such as financial planning and supplemental disability and life insurance coverage

As shown previously in the compensation mix charts on page 25, at-risk compensation is the largest portion of the total compensation opportunity for the CEO and the other named executive officers. The P&C Committee believes this is the appropriate approach for aligning the interests of our named executive officers and stockholders.

Base Salary. The base salaries of our executive officers remain below the median of similarly situated executives at companies in our custom peer group as described above.

None of the named executive officers received a salary increase in 2013, except Mr. Hauenstein, whose salary was increased to $515,000 to reflect his expanded responsibilities as Chief Revenue Officer, and Mr. Jacobson, whose salary was increased to $475,000 due to his promotion to Executive Vice President.

Annual Incentives. The 2013 Management Incentive Plan (the “2013 MIP”) links pay and performance by providing approximately 2,200 management employees with a compensation opportunity based on Delta’s achieving key business plan goals in 2013 (which includes the same goals for the CEO, executive officers and substantially all management employees). It also aligns the interests of Delta management and employees because the goals that drive payouts under Delta’s broad-based Profit Sharing and Shared Rewards Programs are some of the metrics included in the 2013 MIP.

The 2013 MIP annual incentive opportunity for executive officers is based on Delta’s performance in the following areas, which remain unchanged from 2012:

Performance Category	Weighting	Performance Measure	Performance Measure Objectives	Characteristics
Financial	50%	• Delta’s 2013 pre-tax income* based on 2013 business plan targets approved by the Board of Directors as part of the Annual Operating Plan	• Measures Delta’s profitability • Aligns executive incentives with Profit Sharing Program	• Same measure used in the Profit Sharing Program for Delta employees • No payment may be made for this performance metric unless there is a payout for 2013 under the Profit Sharing Program
Operational	25%	• Number of monthly goals met under Shared Rewards Program (75% weighting) • Number of monthly goals met by Delta Connection Carriers (25% weighting)	• Supports strategic focus on operational performance and therefore customer experience • Aligns executive incentives with Shared Rewards Program	• Same measure used in the Shared Rewards Program for Delta employees • Measures operational performance against internal goals and DOT rankings among other airlines
Revenue	25%	• Achievement of Total Revenue per Available Seat Mile (“TRASM”) goals year-over-year relative to an Industry Group† average TRASM for the same period	• Supports strategic focus on profitable growth in revenue

•    Reflects capacity discipline and successful implementation of 2013 revenue growth initiatives, including growth of Delta’s ancillary businesses

•    Payment of this revenue performance measure will not be less than target level if the financial performance measure equals or exceeds the maximum level

*	“Pre-tax income” as defined in Delta’s broad-based Profit Sharing Program, means Delta’s annual consolidated pre-tax income calculated in accordance with GAAP and as reported in Delta’s SEC filings, but excluding (a) asset write downs related to long-term assets; (b) gains or losses with respect to employee equity securities; (c) gains or losses with respect to extraordinary, one-time or non-recurring events; and (d) expense accrued with respect to the broad-based employee Profit Sharing Program and the 2013 MIP.
†	For purposes of the 2013 MIP, the Industry Group consists of: Alaska Airlines, American Airlines, JetBlue Airlines, Southwest Airlines, United Airlines and US Airways.

To ensure that executive officers are aligned with our employees, the executive officer’s 2013 MIP awards are subject to the following conditions if there is no Profit Sharing Program payout to employees for 2013:

•	The actual MIP award, if any, is capped at the target award opportunity, even if Delta’s performance for operational and revenue meets or exceeds the maximum level.

•	Any awards earned by executive officers under the 2013 MIP are made in restricted stock (“MIP Restricted Stock”)

The MIP Restricted Stock will vest when (1) there is a payout under the Profit Sharing Program or (2) the executive officer’s employment is terminated by Delta without cause, or due to the officer’s death or disability. If the executive officer voluntarily resigns or retires, the MIP Restricted Stock will vest when there is a payout under the Profit Sharing Program, as if the officer’s employment continued. The MIP Restricted Stock will be forfeited if, prior to vesting, the executive officer’s employment is terminated by Delta for cause. Since there was a payout under the Profit Sharing Program for 2013, the executive officers received their 2013 MIP award in cash.

The following chart shows the performance measures for executive officers under the 2013 MIP and the actual performance for each measure in 2013.

Performance Measure	Performance Measure Weighting	Performance Levels			2013 Actual Performance	Percentage of Target Earned*
		Threshold (50% of Target Payout)	Target (100% of Target Payout)	Maximum (200% of Target Payout)
Financial	50%
2013 Pre-tax income		$1,184 million	$2,367 million	$3,148 million	$3,420 million	100%
Operational	25%
Number of monthly goals met under Shared Rewards Program	75%	16 Shared Rewards goals achieved	21 Shared Rewards goals achieved	26 Shared Rewards goals achieved	36 Shared Rewards goals achieved	37.5%
Number of monthly goals met by Delta Connection Carriers	25%	9 Delta Connection goals achieved	14 Delta Connection goals achieved	19 Delta Connection goals achieved	14 Delta Connection goals achieved	6.25%
Revenue	25%
Improvement of TRASM year-over-year relative to Industry Group average TRASM for the same period		109.1%	109.6%	110.1%	108.2%	25%†

					Total Percentage of Target Award Earned	168.75%
*	This column reflects the percentage of target earned after application of the performance measure weightings.
†	As provided under the terms of the 2013 MIP, because the financial performance results exceeded the maximum performance level, payouts under the revenue performance measure were made at the target level.

The target award opportunities under the 2013 MIP are expressed as a percentage of the participant’s base salary. The P&C Committee determined the target award opportunities taking into consideration the custom peer group comparison, the CEO’s recommendations for executive officers other than himself and input from the compensation consultant. The P&C Committee maintained the 2012 target award opportunities (as shown in the table below) for each of the named executive officers, except for Mr. Hauenstein, whose 2013 target award opportunity was increased from 125% to 150% to deliver a more competitive total target cash compensation opportunity (base salary plus target 2013 MIP award) based on his expanded responsibilities as Chief Revenue Officer. The target cash compensation opportunities for our named executive officers remain below the custom peer group median.

Payments under the 2013 MIP could have ranged from zero to 200% of the target award opportunity depending on the performance achieved. The P&C Committee sets performance targets at threshold, target and maximum levels for each performance measure, with (1) no payment for performance below the threshold level and (2) a potential payment of 50% of target for threshold performance, 100% of target for target performance and 200% of target for maximum performance.

Summarized in the table below are the 2013 MIP awards earned by each named executive officer:

Named Executive Officer	Base Salary	Target Award (as % of base salary)	Target Award (in dollars)	Percentage of Target Award Earned	Total 2013 MIP Award
Mr. Anderson	$725,000	200%	$1,450,000	168.75%	$2,446,875
Mr. Bastian	$575,000	175%	$1,006,250	168.75%	$1,698,047
Mr. Gorman	$525,000	150%	$787,500	168.75%	$1,328,906
Mr. Hauenstein*	$515,000	150%	$675,520	168.75%	$1,139,941
Mr. Jacobson	$475,000	125%	$593,750	168.75%	$1,001,953

*	The increase to Mr. Hauenstein’s base salary and target award opportunity became effective as of August 1, 2013. Accordingly, his total 2013 MIP Award was calculated based on the 125% target percentage and his then-current base salary for the period of January 1, 2013 — July 31, 2013 and 150% and the base salary shown above for the remainder of 2013.

Because Delta was profitable in 2013, there was a $506 million payout under the Profit Sharing Program to approximately 80,000 employees. Accordingly, payments earned by named executive officers under the 2013 MIP were made in cash.

Long-Term Incentives.

2013 Long-Term Incentive Program. Beginning with awards made in 2013, the P&C Committee increased the length of the performance and vesting periods of our long-term incentive plan from two years to three years to further align the interests of management and stockholders over a longer period.

The 2013 Long-Term Incentive Program (“2013 LTIP”) links pay and performance by providing approximately 300 management employees with a compensation opportunity that aligns the interest of management and stockholders, with a large portion contingent upon Delta’s financial, customer service and stock performance over a three-year period. The performance measures and goals are the same for the CEO, executive officers and all other participants in this plan.

Under the 2013 LTIP, Mr. Anderson and Mr. Bastian received an award opportunity consisting of approximately 39% performance awards, 39% restricted stock and 22% performance stock options, and our other executive officers received an award opportunity consisting of 50% performance awards and 50% restricted stock. These allocations were selected to balance the incentive opportunity between Delta’s financial performance relative to other airlines, internal Company performance and its stock price performance. The inclusion of performance-based stock options for the CEO and President was intended to further enhance the alignment of their compensation opportunities with stockholders. This mix and the other terms of the 2013 LTIP are intended to balance the performance and retention incentives with the high volatility of airline stocks.

Performance awards are a dollar-denominated long-term incentive opportunity payable in common stock to executive officers and in cash to other participants. The payout, if any, of the performance award is based on the following three measures over the three-year period ending December 31, 2015:

Performance Measure	Weighting	Measurement
Average Annual Operating Income Margin	50%	Delta relative to composite performance of an Industry Group*
Customer Service Performance (Net Promoter Score) Domestic	15%	Delta’s absolute performance
Customer Service Performance (Net Promoter Score) International	10%	Delta’s absolute performance
Return on Invested Capital (ROIC)	25%	Delta’s absolute performance

*	For purposes of the 2013 LTIP, the Industry Group consists of: Alaska Airlines, American Airlines, JetBlue Airlines, Southwest Airlines, United Airlines, and US Airways.

The P&C Committee retained these performance measures from 2012 because superior rankings in these areas should, over time, produce positive stockholder returns.

The following chart shows the range of potential payments of the performance awards based on the 2013 LTIP’s three performance measures. The potential payments may range from zero to 200% of the target award.

		Performance Measures
Performance Level	Percentage of Target Earned	Average Annual Operating Income Margin	Customer Service Performance (Net Promoter Score)		Return on Invested Capital
			Domestic	International
Maximum	200%	33.0% above Composite Performance of Industry Group	+4.5 percentage points or higher	+7.0 percentage points or higher	12.0% or Higher
Target	100%	Composite Performance of Industry Group	+2.0 percentage points	+3.5 percentage points	10.0%
Threshold	50%	33.0% below Composite Performance of Industry Group	+0 percentage points	+2.0 percentage points	8.0%

Restricted stock is common stock that may not be sold or otherwise transferred for a period of time, and is subject to forfeiture in certain circumstances. The 2013 LTIP generally provides that restricted stock will vest (which means the shares may then be sold) in three equal installments on February 1, 2014, February 1, 2015 and February 1, 2016. Restricted stock is eligible for dividends, but such dividends will not become payable until such time as the restrictions lapse. The value of a participant’s restricted stock award will depend on the price of Delta common stock when the award vests.

A performance stock option is the right to purchase our common stock at a certain price per share during a designated period, but only if certain performance measures are achieved. The 2013 LTIP generally provides that the performance stock options will become exercisable on the vesting dates described in the chart below, subject to the achievement of the following performance measures:

Performance Measure	Vesting Dates
Employees receive a payout under the Profit Sharing Program for 2013	1⁄3 of performance stock option award	February 1, 2014
	1⁄3 of performance stock option award	February 1, 2015
	1⁄3 of performance stock option award	February 1, 2016

If there is no Profit Sharing Program payout for 2013, but employees receive a payout under the Profit Sharing Program for 2014	2⁄3 of performance stock option award	February 1, 2015
	1⁄3 of performance stock option award	February 1, 2016

Employees receive no Profit Sharing Program payout for either 2013 or 2014	The entire performance stock option award will be forfeited (regardless of whether employees receive a payout under the Profit Sharing Program for 2015)

These performance stock options have an exercise price of $14.86, which is equal to the closing price of our common stock on the grant date and will expire on February 6, 2023.

Because employees received a payout under the Profit Sharing Program for 2013, one-third of Mr. Anderson’s and Mr. Bastian’s performance stock options vested and became exercisable on February 6, 2014 (the date on which the P&C Committee certified the performance measure was satisfied), and the remaining two-thirds will vest in equal installments on each of February 1, 2015 and February 1, 2016, subject to forfeiture in certain circumstances.

The 2013 LTIP target awards are the largest component of each executive officer’s compensation opportunity, reflecting the P&C Committee’s focus on longer-term compensation, Delta’s financial results relative to peer airlines, return on invested capital and customer service performance, as well as on Delta’s common stock price performance. The P&C Committee determined the target award opportunities so the participant’s total direct compensation opportunity is competitive with our custom peer group.

The One-Time Transition Award Program. In order to ensure consistency of award opportunity levels during the transition from a two-year to three-year long-term incentive program, management employees who participated in the 2013 LTIP (other than Mr. Anderson) received a one-time transition award (the “One-Time Transition Award”). Like the 2013 LTIP, the One-Time Transition Award is designed to link pay and performance and for executive officers consists of 50% performance award and 50% restricted stock. The One-Time Transition Award performance award component utilizes the same performance measures as the 2013 LTIP, but with a two-year performance period ending on December 31, 2014. The restricted stock component will fully vest on February 1, 2015, subject to forfeiture in certain circumstances.

Mr. Anderson was also awarded a One-Time Transition Award consisting of 50% performance award and 50% restricted stock. However, unlike the other named executive officers, he received half of the value of his total One-Time Transition Award opportunity in 2013, with the remaining half incorporated with his award under the 2014 long-term incentive plan. Under this arrangement, the portion of the One-Time Transition Award granted to Mr. Anderson in 2013 is subject to the same performance and vesting periods described in the previous paragraph.

For additional information about the vesting and possible forfeiture of the 2013 LTIP awards and the One-Time Transition Awards, see “Post Employment Compensation — Other Benefits — The 2013 Long-Term Incentive Program and the One-Time Transition Award Program” below.

2012 Long-Term Incentive Program. In 2012, the P&C Committee granted executive officers performance awards and, with respect to Mr. Anderson and Mr. Bastian, performance stock option awards under the 2012 Long-Term Incentive Program (the “2012 LTIP”). Delta reported these award opportunities in its proxy statement for the applicable year.

The performance awards were denominated in cash but paid in shares of common stock to executive officers. The payout of these award opportunities is based on the average annual operating income margin relative to the composite performance of an industry peer group and Delta’s customer service performance and return on invested capital over the two-year performance period ending December 31, 2013. The potential payout ranged from zero to 200% of the target award.

Summarized in the chart below are the performance results certified by the P&C Committee for the performance awards under the 2012 LTIP and the resulting percentage of target award opportunity earned:

Performance Measure	Performance Measure Weighting	Performance Levels			Actual Performance for Performance Period ending December 31, 2013	Percentage of Target Earned*
		Threshold (50% of Target Payout)	Target (100% of Target Payout)	Maximum (200% of Target Payout)
Average Annual Operating Income Margin	50%	4.0%	5.9% (Composite Performance of Industry Group)	7.9%	9.4%	100%
Customer Service Performance (Net Promoter Score)
Domestic	15%	+0 percentage points	+1.5 percentage points	+3.0 percentage points or higher	+9.1 percentage points	30%
International	10%	+0 percentage points	+1.5 percentage points	+3.0 percentage points or higher	+6.4 percentage points	20%
Return on Invested Capital	25%	6.0%	8.0%	10.0% or Higher	17.0%	50%

					Total Percentage of Target Award Earned	200%

* This column reflects the percentage of target earned after application of the performance measure weightings

Under the terms of the performance stock options granted to Mr. Anderson and Mr. Bastian under the 2012 LTIP, such awards vest and become exercisable in three equal installments (on the vesting dates described in the chart below), subject to the achievement of the following performance measures:

Performance Measure	Vesting Date
Achievement of Threshold or better performance for at least two of the three performance measures under the 2011 Long-Term Incentive Program (“2011 LTIP”)	The date the P&C Committee certifies the 2011 LTIP results Time Warner CableTime Warner Cable(which occurred on February 2, 2013)

Achievement of Threshold or better performance for at least two of the three performance measures under the 2012 LTIP	The date the P&C Committee certifies the 2012 LTIP results (which occurred on February 6, 2014)

Achievement of the performance measure described in the row above	February 1, 2015

Based on the P&C Committee’s certification of the 2012 LTIP results whereby all three performance measures exceeded Threshold performance (as described above), one-third of the performance stock options awarded to Mr. Anderson and Mr. Bastian under the 2012 LTIP vested and became exercisable on February 6, 2014 and the remaining one-third of the performance stock options will vest and become exercisable on February 1, 2015.

Benefits. The named executive officers receive the same health, welfare and other benefits provided to all Delta employees, except Delta requires officers to regularly complete a comprehensive physical examination. Delta pays the cost of this examination, which is limited to a prescribed set of preventive procedures based on the person’s age and gender. Mr. Anderson is eligible to receive certain medical benefits under a 2001 agreement with his former employer, Northwest Airlines, but Mr. Anderson has voluntarily waived these benefits while employed by Delta. For additional information regarding the 2001 agreement, see “Post-Employment Compensation – Other Benefits – Pre-existing Medical Benefits Agreement with Northwest” below.

The named executive officers are also eligible for supplemental life and disability insurance, financial planning services (capped at a maximum annual amount), home security services and flight benefits (for the executive officer, immediate family members and other designees and, in certain circumstances, the executive officer’s surviving spouse or domestic partner). Delta provides certain flight benefits to all employees and eligible retirees and survivors. These benefits are a low-cost, highly valued tool for attracting and retaining talent, and are consistent with industry practice. The perquisites received by named executive officers represent a small part of the overall compensation for executives and are offered to provide competitive compensation. See the Summary Compensation Table and the related footnotes for information regarding benefits received in 2013 by the named executive officers.

We do not provide any supplemental executive retirement plans (officers participate in the same on-going retirement plans as our frontline employees), club memberships, company cars or private jet travel for personal use for any named executive officer.

Risk Assessment

The P&C Committee requested Meridian conduct a risk assessment of Delta’s executive compensation program. Based on this review, Meridian determined that Delta’s executive compensation program does not incent unnecessary risk taking, and the P&C Committee and Delta management agree with this assessment. In this regard, the P&C Committee notes the executive compensation program includes:

•	a compensation clawback policy for officers;

•	stock ownership guidelines for executive officers;

•	incentive compensation capped at specified levels;

•	an emphasis on longer-term compensation;

•	use of multiple performance measures, both annual and long-term; and

•	an anti-hedging and anti-pledging policy for all employees.

These features are designed to align executives with preserving and enhancing stockholder value. The clawback policy, the stock ownership guidelines and anti-hedging and anti-pledging policy are discussed below.

Executive Compensation Policies

The P&C Committee monitors the continuing dialogue among corporate governance experts, securities regulators and related parties regarding best practices for executive compensation. Over the last few years, the P&C Committee has refined the corporate governance features of the executive compensation program to better align the program with stockholder interests and incent responsible behavior by adopting a compensation clawback policy for officers, stock ownership guidelines for executive officers, an equity award grant policy and a supplemental equity compensation plan policy to reflect current best practices. Additionally, Delta’s compliance program under the federal securities laws prohibits all employees from engaging in securities hedging and pledging transactions. A brief discussion of these policies follows.

Clawback Policy. The compensation clawback policy holds officers accountable should any of them ever engage in wrongful conduct. Under this policy, if the P&C Committee determines an officer has engaged in fraud or misconduct that requires a restatement of Delta’s financial statements, the P&C Committee may recover all incentive compensation awarded to or earned by the officer for fiscal periods materially affected by the restatement. For these purposes, incentive compensation includes annual and long-term incentive awards and all forms of equity compensation.

Stock Ownership Guidelines. Delta’s stock ownership guidelines strengthen the alignment between executive officers and stockholders. Under these guidelines, which were significantly enhanced in 2013, the current executive officers are required to own the shares of Delta common stock equal or greater to:

	Shares Equal to a Multiple of Base Salary	OR	Shares
CEO	8x		400,000
President	6x		200,000
Executive Vice Presidents	4x		150,000

In addition, each executive officer must hold at least 50% of all net shares received through restricted stock vesting or realized through stock option exercises until the stock ownership guidelines applicable to the executive officer are achieved. For these purposes, net shares means all shares retained after applicable withholding of any shares for tax purposes and stock ownership includes shares (including restricted stock) owned directly or held in trust by the executive officer or an immediate family member who resides in the same household. It does not include shares an executive officer has the right to acquire through the exercise of stock options. The stock ownership of our executive officers is measured based on the three-month average of the closing price of Delta common stock on the NYSE. As of December 31, 2013, all of our executive officers exceeded their required stock ownership level.

Equity Award Grant Policy. Delta’s equity award grant policy provides objective, standardized criteria for the timing, practices and procedures used in granting equity awards. Under this policy, the P&C Committee will consider approval of annual equity awards for management employees in the first quarter of the calendar year. Once approved, the grant date of these awards will be the later of (1) the date the P&C Committee approves the awards and (2) the third business day following the date on which Delta publicly announces its financial results for the most recently completed fiscal year. Equity awards for new hires, promotions or other off-cycle grants may be approved as appropriate and, once approved, these awards will be made on the later of (1) the date on which the grant is approved and (2) the third business day following the date on which Delta publicly announces its quarterly or annual financial results if this date is in the same month as the grant.

Supplemental Equity Compensation Plan Policy. The P&C Committee adopted this policy to supplement the Delta 2007 Performance Compensation Plan. The policy reaffirms the prohibition against the repricing of stock options and stock appreciation rights under the Delta 2007 Performance Compensation Plan without stockholder approval, except in connection with certain corporate events; and clarifies that this repricing prohibition includes cash buyouts. In addition, the policy provides that all performance-based awards granted under the plan must be subject to a one year minimum vesting period, with certain limited exceptions.

Anti-Hedging and Anti-Pledging Policy. As part of an update to its insider trading policy in 2012, Delta expanded and clarified prohibitions related to transactions in short-term or highly leveraged transactions. Under the updated policy, Delta prohibits employees from engaging in transactions in Delta securities involving publicly traded options, short sales and hedging transactions because they may create the appearance of unlawful insider trading and, in certain circumstances, present a conflict of interest. In addition, Delta expanded its insider trading policy to prohibit employees from holding Delta securities in a margin account or otherwise pledging Delta securities as collateral for a loan.

Compensation for Mr. Anderson

The P&C Committee determines the compensation of Mr. Anderson consistent with the approach used for our other executive officers. In accordance with our executive compensation philosophy and to further align the interests of Mr. Anderson and our stockholders, the vast majority of Mr. Anderson’s compensation opportunity is at risk and dependent on Company and stock price performance.

The P&C Committee made no changes to Mr. Anderson’s base salary or annual and long-term incentive plan target opportunities for 2013. However, Mr. Anderson did receive an award under the One-Time Transition Award Program consisting of 50% performance awards and 50% restricted stock. As explained in the One-Time Transition Award Program description above, Mr. Anderson received half of the value of his total One-Time Transition Award opportunity in 2013, with the remaining half to be incorporated with his award under 2014’s long-term incentive plan.

Mr. Anderson’s total compensation approximates the median when compared to the CEOs at the 100 largest U.S. public companies and to the CEOs at companies with revenues comparable to Delta, as reported by the New York Times on April 13, 2014.

See the Summary Compensation Table and the related footnotes below for additional information about Mr. Anderson’s compensation. The amounts reported in the columns for Stock Awards include the 2013 LTIP and the One-Time Transition Award Program and represent the aggregate fair value of the awards computed in accordance with FASB ASC Topic 718 on the applicable grant date. The amounts do not reflect the risk there will be no payout of the performance awards or, in the case of performance stock options, there is no vesting, because the performance conditions are not met.

The P&C Committee designed Mr. Anderson’s compensation arrangements to provide incentive for him to focus on long-term improvements in Company performance that will lead to greater stockholder value. For example, the following chart illustrates that a substantial percentage of Mr. Anderson’s total compensation is concentrated in equity-based award opportunities.

Taken in total with the other elements of Delta’s executive compensation program, the P&C Committee believes the right balance is struck between annual operating performance and long-term investments in the Company’s operations.

Post-Employment Compensation

Our executive officers do not have employment contracts, supplemental executive retirement plans, deferred compensation plans or change in control agreements. They are eligible to receive certain benefits in the event of specified terminations of employment, including as a consequence of a change in control. See “Post-Employment Compensation – Other Benefits – The 2013 Long-Term Incentive Program and the One-Time Transition Award Program” for changes to the forfeiture provisions under our long-term incentive plans for certain executive officers. The P&C Committee believes these provisions strengthen the alignment of the executives’ compensation with future company performance.

The severance benefits for our named executive officers are also described in “Post-Employment Compensation — Potential Post-Employment Benefits upon Termination or Change in Control.”

Tax and Accounting Impact and Policy

The financial and tax consequences to Delta of the elements of the executive compensation program are important considerations for the P&C Committee when analyzing the overall design and mix of compensation. The P&C Committee seeks to balance an effective compensation program with an appropriate impact on reported earnings and other financial measures.

In making compensation decisions, the P&C Committee considers that Internal Revenue Code Section 162(m) limits deductions for certain compensation to any covered executive to $1 million per year. Under Section 162(m), compensation may be excluded from the $1 million limit if required conditions are met. The 2013 MIP and the performance awards under the 2013 LTIP meet the conditions for exclusion. From time to time, in order to ensure competitive levels of compensation for our executive officers, the P&C Committee may approve compensation, including base salary and benefits that are not deductible under Section 162(m).

Equity awards granted under our executive compensation program are expensed in accordance with Statement of Financial Accounting Standards Codification Topic 718, Stock Compensation.

Compensation Committee Report

The P&C Committee has reviewed and discussed with Delta management the Compensation Discussion and Analysis and, based on such review and discussion, the P&C Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement for Delta’s 2014 annual meeting of stockholders.

THE PERSONNEL & COMPENSATION COMMITTEE

David G. DeWalt, Chairman

John S. Brinzo

Shirley C. Franklin

David R. Goode

George N. Mattson

Kenneth B. Woodrow

Information about Summary Compensation Table and Related Matters

The table below contains information about the compensation of the following executive officers during 2013: (1) Mr. Anderson, Delta’s principal executive officer; (2) Mr. Jacobson, Delta’s principal financial officer; and (3) Mr. Bastian, Mr. Gorman and Mr. Hauenstein, who were Delta’s three other most highly compensated executive officers on December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)(3)	Option Awards ($)(1)(4)	Non- Equity Incentive Plan Compen- sation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)(8)
Richard H. Anderson	2013	725,000	0	8,910,176	2,000,000	2,446,876	0	293,850	14,375,902
Chief Executive Officer	2012	652,083	0	7,000,052	2,000,054	2,749,926	0	173,457	12,575,572
	2011	600,000	0	7,000,047	0	1,062,900	0	191,607	8,854,554
Edward H. Bastian President	2013	575,000	0	5,340,193	1,000,000	1,698,047	0	231,966	8,845,206
	2012	531,250	0	3,500,026	1,000,027	1,908,354	43,405	139,435	7,122,497
	2011	500,000	0	3,500,023	0	885,750	34,948	140,711	5,061,432
Stephen E. Gorman	2013	525,000	0	3,870,218	0	1,328,906	0	117,608	5,841,732
Executive Vice President &	2012	481,250	0	3,550,167	0	1,493,494	0	74,037	5,598,948
Chief Operating Officer	2011	450,000	0	2,200,077	0	664,313	0	62,734	3,377,124
Glen W. Hauenstein Executive Vice President & Chief Revenue Officer	2013	487,292	0	3,340,264	0	1,139,942	0	156,018	5,123,516
	2012	420,833	0	3,150,145	0	1,066,781	0	104,272	4,742,032
	2011	400,000	0	1,800,032	0	472,400	0	109,595	2,782,027
Paul A. Jacobson	2013	467,708	0	2,820,065	0	1,001,953	0	118,781	4,408,507
Executive Vice President & Chief Financial Officer	2012	408,333	0	800,044	0	1,066,781	19,136	57,183	2,351,477

(1)	The amounts in the “Stock Awards” and “Option Awards” columns do not represent amounts the named executive officers received or are entitled to receive. Rather, the reported amounts represent the aggregate fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (“FASB ASC Topic 718”), on the applicable grant date or, if earlier, the service inception date. The reported amounts do not reflect the risk the stock awards may be forfeited in certain circumstances; for awards subject to performance conditions, the risk there is no payout; or in the case of performance stock options, that there is no vesting because the performance conditions are not met. The fair value of restricted stock awards is based on the closing price of Delta common stock on the grant date.
The reported amounts for 2013, 2012 and 2011 in the “Stock Awards” column reflect award opportunities under Delta’s long-term incentive plans. For additional information, see footnotes 2 and 3 below. Delta did not grant stock options to any named executive officer in 2011.
(2)	The 2013 Long-Term Incentive Program (“2013 LTIP”) and the One-Time Transition Award Program (“One-Time TAP”) link pay and performance and align the interests of Delta management and stockholders. As discussed in “Compensation Discussion and Analysis – Elements of Compensation,” the long-term incentive opportunity for executive officers under these programs consists of performance awards and restricted stock, and with respect to Mr. Anderson and Mr. Bastian, performance stock options under the 2013 LTIP.
The performance awards under the 2013 LTIP and the One-Time TAP are denominated in dollars. The payouts, if any, earned by a named executive officer will be made in stock based on Delta’s average annual operating income margin relative to other airlines, on Delta’s return on invested capital and Delta’s customer service performance based on the percentage point improvement in Delta’s net promoter scores.
The restricted stock granted under the 2013 LTIP vests in equal installments on February 1, 2014, 2015 and 2016. The restricted stock granted under the One-Time TAP vests on February 1, 2015. All restricted stock is subject to forfeiture in certain circumstances.

The reported amounts for 2013 in the “Stock Awards” column include the fair value of the performance awards and restricted stock under the 2013 LTIP and the One-Time TAP, all computed in accordance with FASB ASC Topic 718 on February 7, 2013 the date the 2013 LTIP and One-Time TAP awards became effective.
See footnote 4 below for additional information regarding the performance stock options.
(3)	For awards in the “Stock Awards” column that are subject to performance conditions, the fair value is computed in accordance with FASB ASC Topic 718 based on the probable outcome of the performance condition as of the applicable grant date or, if earlier, the service inception date. For these purposes, the fair value of the performance awards under the 2013 LTIP and the One-Time TAP is computed based on performance at the target level.
If the performance awards were assumed to pay out at the maximum level, the aggregate fair value of such awards, which does not include the restricted stock component of the 2013 LTIP or the One-Time TAP, for the named executive officers would be as follows:

Name	2013($)	2012($)	2011($)
Richard H. Anderson	8,910,000	7,000,000	7,000,000
Edward H. Bastian	5,340,000	3,500,000	3,500,000
Stephen E. Gorman	3,870,000	2,550,000	2,200,000
Glen W. Hauenstein	3,340,000	2,150,000	1,800,000
Paul A. Jacobson	2,820,000	800,000	—

(4)	The stock options granted to Mr. Anderson and Mr. Bastian under the 2013 LTIP are subject to performance conditions. Because the conditions for vesting have been met, the stock options vest in equal installments on each of February 6, 2014 and February 1, 2015 and 2016. We determined the grant date fair value of stock options based on achievement of the target level under an option pricing model using the following assumptions: (1) a 1.09% risk-free interest rate, (2) a 58% expected volatility of common stock and (3) a six year expected life.
(5)	The 2013 Management Incentive Plan (“2013 MIP”) is an annual incentive plan that links pay and performance, and aligns the interest of Delta management and employees. As discussed in “Compensation Discussion and Analysis — Elements of Compensation,” the annual incentive opportunity for executive officers under the 2013 MIP is based on Delta’s financial, operational and revenue performance relative to key business plan goals.
Payments, if any, earned by the named executive officers under the 2013 MIP are made (a) in cash if there is a payout under Delta’s broad-based employee profit sharing program (“Profit Sharing Program”) for 2013; and (b) in restricted stock if there is no such payout (“MIP Restricted Stock”).
Because Delta was profitable in 2013, 2012 and 2011, there were payouts to Delta employees under the Profit Sharing Program in each of those years. Accordingly, payments earned by executive officers under the 2013 MIP, 2012 MIP and 2011 MIP were made in cash. These cash payments are reported for 2013, 2012 and 2011 in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Compensation Discussion and Analysis — Elements of Compensation — Annual Incentives” for details on Delta’s 2013 MIP performance.
(6)	Delta does not sponsor a supplemental executive retirement plan for any named executive officer.
The Delta Retirement Plan is a broad-based, non-contributory tax qualified defined benefit pension plan for nonpilot employees. Effective December 31, 2005, the Delta Retirement Plan was amended to freeze service, earnings and pay credits for all participants, including any participating named executive officers. See “Post-Employment Compensation — Defined Benefit Pension Benefits” for a description of this plan.
The reported amounts for 2013 reflect the aggregate change in the actuarial present value of each applicable named executive officer’s accumulated benefit under the Delta Retirement Plan measured from December 31, 2012 to December 31, 2013. The actuarial present value of the accumulated benefits decreased during this period by $20,013 for Mr. Bastian and $12,235 for Mr. Jacobson. This decrease is the result of an increase in the discount rate assumption in calculating these values.
Mr. Anderson, Mr. Gorman and Mr. Hauenstein are not eligible to participate in the Delta Retirement Plan because they did not complete 12 months of service before the plan was frozen on December 31, 2005.

(7)	The reported amounts of all other compensation for 2013 include the following items:

Name	Contributions to Qualified Defined Contribution Retirement Plan ($)(a)	Payments due to Internal Revenue Code Limits Applicable to Qualified Defined Contribution Plan ($)(b)	Life Insurance Premiums ($)(c)	Reimbursement of Taxes ($)(d)	Perquisites and Other Personal Benefits ($)(e)
Richard H. Anderson	17,850	225,395	1,915	28,190	20,500
Edward H. Bastian	17,850	155,985	1,519	32,796	23,816
Stephen E. Gorman	17,850	70,540	1,386	14,555	13,277
Glen W. Hauenstein	10,200	90,935	1,277	25,704	27,902
Paul A. Jacobson	17,850	89,564	1,233	10,134	—

(a)	Represents Delta’s contributions to the Delta Family-Care Savings Plan, a broad-based tax qualified defined contribution plan, based on the same fixed and matching contribution formula applicable to all participants in this plan.
(b)	Represents amounts paid directly to the named executive officer that Delta would have contributed to the officer’s account under the Delta Family-Care Savings Plan absent limits applicable to such plans under the Internal Revenue Code. These payments are based on the same fixed and matching contribution formula applicable to all participants in this plan and are available to any plan participant affected by such limits.
(c)	Represents the annual premium on supplemental life insurance coverage equal to two times base salary that Delta provides to named executive officers.
(d)	Represents tax reimbursements for flight benefits as described below.
(e)	The amounts for Mr. Anderson, Mr. Gorman and Mr. Hauenstein consist of financial planning services; home security services; the cost of an annual physical examination for officers; and flight benefits as described below. The amount for Mr. Bastian includes the cost of home security services, the cost of an annual physical examination for officers and flight benefits. Mr. Jacobson did not receive perquisites or other personal benefits with a total incremental cost of $10,000 or more, the threshold for reporting under SEC rules. From time to time, the named executive officers attend events sponsored by Delta at no incremental cost to Delta.
As is common in the airline industry, Delta provides complimentary travel and certain Delta Sky Club privileges for named executive officers; the officer’s spouse, domestic partner or designated companion; the officer’s children and parents; and, to a limited extent, other persons designated by the officer.
Complimentary travel for such other persons is limited to an aggregate imputed value of $20,000 per year for the CEO and President and $15,000 per year for executive vice presidents. Delta reimburses the officer for associated taxes on complimentary travel with an imputed tax value of up to $25,000 per year for the CEO and President and $20,000 per year for executive vice presidents. Unused portions of the annual allowances described in the previous two sentences accumulate and may be carried into succeeding years during employment. Complimentary travel is provided to the surviving spouse or domestic partner of eligible officers after the eligible officer’s death. Delta will not reimburse surviving spouses or domestic partners for associated taxes on complimentary travel under the survivor travel benefit. Delta’s incremental cost of providing flight benefits includes incremental fuel expense and the incremental cost on a flight segment basis for customer service expenses such as meals, onboard expenses, baggage handling, insurance, airport security and aircraft cleaning. In addition, certain named executive officers have flight benefits on another airline at no incremental cost to Delta.
(8)	As required by SEC rules, the amount in the “Total” column for each named executive officer represents the sum of the amounts in all the other columns. As discussed in footnote (1) above, the amounts in the “Stock Awards” and “Option Awards” columns do not represent amounts the named executive officers received or are entitled to receive. Rather, these amounts represent the aggregate fair value of awards computed in accordance with FASB ASC Topic 718 on the applicable grant date or, if earlier, the service inception date. The amounts do not reflect the risk the awards may be forfeited in certain circumstances, for awards subject to performance conditions, the risk there is no payout or in the case of performance stock options, there is no vesting, because the performance conditions are not met.

Grants of Plan-Based Awards Table

The following table provides information about annual and long-term award opportunities granted to the named executive officers during 2013 under the 2013 MIP, the 2013 LTIP and the One-Time TAP. These award opportunities are described in the “Compensation Discussion and Analysis” section under “Elements of Compensation — Annual Incentives” and “Elements of Compensation — Long-Term Incentives.”

Name/Type of Award	Grant Date(1)	Date of Personnel & Compen- sation Committee or Board Action	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)(6)	Grant Date Fair Value of Stock and Option Awards ($)(7)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Richard H. Anderson
2013 MIP	1/1/2013	12/12/2012	725,000	1,450,000	2,900,000	—	—	—	—	—	—	—
2013 LTIP —Performance Award	2/7/2013	2/7/2013	—	—	—	1,750,000	3,500,000	7,000,000	—	—	—	3,500,000
2013 LTIP —Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	235,540			3,500,124
2013 LTIP —Performance Stock Options	2/7/2013	2/7/2013	—	—	—	—	—	—	—	250,000	14.86	2,000,000
One-Time TAP- Performance Award	2/7/2013	2/7/2013	—	—	—	477,500	955,000	1,910,000	—	—	—	955,000
One-Time TAP- Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	64,270	—	—	955,052
Edward H. Bastian
2013 MIP	1/1/2013	12/12/2012	503,125	1,006,250	2,012,500	—	—	—	—	—	—	—
2013 LTIP —Performance Award	2/7/2013	2/7/2013	—	—	—	875,000	1,750,000	3,500,000	—	—	—	1,750,000
2013 LTIP —Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	117,770	—	—	1,750,062
2013 LTIP —Performance Stock Options	2/7/2013	2/7/2013	—	—	—	—	—	—	—	125,000	14.86	1,000,000
One-Time TAP- Performance Award	2/7/2013	2/7/2013	—	—	—	460,000	920,000	1,840,000	—	—	—	920,000
One-Time TAP- Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	61,920	—	—	920,131
Stephen E. Gorman
2013 MIP	1/1/2013	12/12/2012	393,750	787,500	1,575,000	—	—	—	—	—	—	—
2013 LTIP —Performance Award	2/7/2013	2/7/2013	—	—	—	637,500	1,275,000	2,550,000	—	—	—	1,275,000
2013 LTIP —Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	85,810	—	—	1,275,137
One-Time TAP- Performance Award	2/7/2013	2/7/2013	—	—	—	330,000	660,000	1,320,000	—	—	—	660,000
One-Time TAP- Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	44,420	—	—	660,081
Glen W. Hauenstein
2013 MIP	1/1/2013	12/12/2012	337,760	675,520	1,351,040	—	—	—	—	—	—	—
2013 LTIP —Performance Award	2/7/2013	2/7/2013	—	—	—	537,500	1,075,000	2,150,000	—	—	—	1,075,000
2013 LTIP —Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	72,350	—	—	1,075,121
One-Time TAP- Performance Award	2/7/2013	2/7/2013	—	—	—	297,500	595,000	1,190,000	—	—	—	595,000
One-Time TAP- Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	40,050	—	—	595,143
Paul A. Jacobson
2013 MIP	1/1/2013	12/12/2012	296,875	593,750	1,187,500	—	—	—	—	—	—	—
2013 LTIP —Performance Award	2/7/2013	2/7/2013	—	—	—	462,500	925,000	1,850,000	—	—	—	925,000
2013 LTIP —Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	62,250	—	—	925,035
One-Time TAP- Performance Award	2/7/2013	2/7/2013	—	—	—	242,500	485,000	970,000	—	—	—	485,000
One-Time TAP- Restricted Stock	2/7/2013	2/7/2013	—	—	—	—	—	—	32,640	—	—	485,030

(1)	For purposes of this column, the grant date for the 2013 MIP is the date the performance period began. The grant date for the 2013 LTIP is the grant date or, if earlier, the service inception date determined under FASB ASC Topic 718.
(2)	These columns show the annual award opportunities under the 2013 MIP. For additional information about the 2013 MIP, see footnote 5 to the Summary Compensation Table and the “Compensation Discussion and Analysis” section under “Elements of Compensation — Annual Incentives.”

(3)	These columns show the long-term award opportunities under the performance award component of the 2013 LTIP and the One-Time TAP. For additional information about the 2013 LTIP and the One-Time TAP, see footnotes 2 and 3 to the Summary Compensation Table and the “Compensation Discussion and Analysis” section under “Elements of Compensation — Long-Term Incentives.”
(4)	This column shows the restricted stock component of the 2013 LTIP and the One-Time TAP.
(5)	This column shows the performance stock option component of the 2013 LTIP. For additional information about the performance stock option component of the 2013 LTIP, see footnote 4 to the Summary Compensation Table.
(6)	The exercise price is equal to the closing price of Delta common stock on the NYSE on the date of grant.
(7)	The amounts in this column do not represent amounts the named executive officers received or are entitled to receive. Rather, the reported amounts represent the fair value of the awards computed in accordance with FASB ASC Topic 718 on the applicable grant date or, if earlier, the service inception date. For awards subject to performance conditions, the value shown is based on the probable outcome of the performance condition as of the applicable grant date or, if earlier, the service inception date. The amounts do not reflect the risk that the awards may be forfeited in certain circumstances or, in the case of performance awards, that there is no payout, or in the case of performance stock options, that there is no vesting, if the required performance measures are not met.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding the outstanding equity awards on December 31, 2013 for each of the named executive officers.

Name	Grant Date(1)	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard H. Anderson
2012 LTIP-Restricted Stock	2/2/2012	—	—	—	—	—	157,660	4,330,920	—	—
2013 LTIP- Restricted Stock	2/7/2013	—	—	—	—	—	235,540	6,470,284	—	—
One-Time TAP-Restricted Stock	2/7/2013	—	—	—	—	—	64,270	1,765,497	—	—
Stock Options	9/1/2007	264,300	—	—	16.88	8/31/2017	—	—	—	—
2008 LTIP- Stock Options	4/3/2008	126,390	—	—	8.81	4/2/2018	—	—	—	—
Merger Award-Stock Options	10/29/2008	1,520,000	—	—	7.99	10/28/2018	—	—	—	—
2012 LTIP- Performance Stock Options	2/2/2012	106,160	—	212,320	11.10	2/1/2022	—	—	—	—
2013 LTIP- Performance Stock Options	2/7/2013	—	—	250,000	14.86	2/6/2023	—	—	—	—
Edward H. Bastian
2012 LTIP-Restricted Stock	2/2/2012	—	—	—	—	—	78,830	2,165,460	—	—
2013 LTIP- Restricted Stock	2/7/2013	—	—	—	—	—	117,770	3,235,142	—	—
One-Time TAP-Restricted Stock	2/7/2013	—	—	—	—	—	61,920	1,700,942	—	—
Stock Options	6/4/2007	142,900	—	—	18.84	4/29/2017	—	—	—	—
Stock Options	9/1/2007	60,100	—	—	16.88	8/31/2017	—	—	—	—
2008 LTIP-Stock Options	4/3/2008	71,090	—	—	8.81	4/2/2018	—	—	—	—
Merger Award-Stock Options	10/29/2008	440,000	—	—	7.99	10/28/2018	—	—	—	—
2012 LTIP- Performance Stock Options	2/2/2012	53,080	—	106,160	11.10	2/1/2022	—	—	—	—
2013 LTIP- Performance Stock Options	2/7/2013	—	—	125,000	14.86	2/6/2023	—	—	—	—
Stephen E. Gorman
2012 LTIP-Restricted Stock	2/2/2012	—	—	—	—	—	57,435	1,577,739	—	—
2012 LTIP-Restricted Stock Retention Award	2/2/2012	—	—	—	—	—	90,100	2,475,047	—	—
2013 LTIP- Restricted Stock	2/7/2013	—	—	—	—	—	85,810	2,357,201	—	—
One-Time TAP-Restricted Stock	2/7/2013	—	—	—	—	—	44,420	1,220,217	—	—
2008 LTIP-Stock Options	4/3/2008	25,280	—	—	8.81	4/2/2018	—	—	—	—
Merger Award-Stock Options	10/29/2008	430,000	—	—	7.99	10/28/2018	—	—	—	—
Glen W. Hauenstein
2012 LTIP-Restricted Stock	2/2/2012	—	—	—	—	—	48,425	1,330,235	—	—
2012 LTIP-Restricted Stock Retention Award	2/2/2012	—	—	—	—	—	90,100	2,475,047	—	—
2013 LTIP- Restricted Stock	2/7/2013	—	—	—	—	—	72,350	1,987,455	—	—
One-Time TAP-Restricted Stock	2/7/2013	—	—	—	—	—	40,050	1,100,174	—	—
Stock Options	6/4/2007	105,500	—	—	18.84	4/29/2017	—	—	—	—
Stock Options	11/1/2007	67,000	—	—	20.20	10/31/2017	—	—	—	—
2008 LTIP-Stock Options	4/3/2008	31,600	—	—	8.81	4/2/2018	—	—	—	—
Paul A. Jacobson
2012 LTIP-Restricted Stock	2/2/2012	—	—	—	—	—	18,020	495,009	—	—
2013 LTIP- Restricted Stock	2/7/2013	—	—	—	—	—	62,250	1,710,008	—	—
One-Time TAP-Restricted Stock	2/7/2013	—	—	—	—	—	32,640	896,621	—	—
Merger Award-Stock Options	10/29/2008	193,000	—	—	$7.99	10/28/2018	—	—	—	—
Stock Options	6/4/2007	40,100	—	—	$18.84	4/29/2017	—	—	—	—
2008 LTIP-Stock Options	4/3/2008	7,900	—	—	$8.81	4/2/2018	—	—	—	—

(1)	For purposes of this column, the grant date for the awards is the grant date or, if earlier, the service inception date determined under FASB ASC Topic 718.
(2)

The 2013 LTIP Performance Stock Options vest as follows: (a) if there is a payout under the Profit Sharing Program for 2013, then ratably over three years with 1/3 vesting on each of February 1, 2014, 2015 and 2016; (b) if there is no payout under the Profit Sharing Program for 2013, but there is a payout for 2014, then 2/3 vest on February 1, 2015 and 1/3 vest on February 1, 2016; and (c) if there is no payout for 2013 or 2014 under the Profit Sharing Program, then the options will be forfeited. Because there was a payout for 2013 under the Profit Sharing Program, the options vest as described in (a) of the foregoing sentence. Performance stock options are subject to forfeiture in certain circumstances.
(3)	The exercise price of the stock options — other than those granted on September 1, 2007 — is the closing price of Delta common stock on the NYSE on the applicable grant date. The exercise price of the stock options granted on Saturday, September 1, 2007 is the closing price of the common stock on the NYSE on Friday, August 31, 2007, the last trading day immediately preceding the grant date.
(4)	These shares of restricted stock vest as follows:
February 2, 2012 LTIP Grant Date. On February 1, 2014.
February 2, 2012 Retention Award Grant Date. In equal installments on February 1, 2014 and 2015.
February 7, 2013 LTIP Grant. In equal installments on February 1, 2014, 2015 and 2016.
One-Time TAP Grant. On February 1, 2015.
Restricted stock is subject to forfeiture in certain circumstances.
(5)	In accordance with SEC rules, the amounts in this column for the market value of restricted stock are based on the $27.47 closing price of Delta common stock on the NYSE on December 31, 2013.
(6)	This table does not include the performance award component of the 2013 LTIP or the One-Time TAP because (a) these award opportunities are denominated in dollars and (b) the payout, if any, earned by the named executive officers will be made in stock based on achievement of the operating income margin, the return on invested capital and customer service performance measures during the measurement periods for each program. For additional information about the performance award component of the 2013 LTIP and the One-Time TAP, see footnote 2 to the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Option Exercises and Stock Vested Table

The following table provides information regarding the vesting of stock for the named executive officers in 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Richard H. Anderson	0	0	536,051	11,276,475
Edward H. Bastian	500,000	6,723,166	268,026	5,638,253
Stephen E. Gorman	467,000	5,321,276	187,691	4,003,035
Glen W. Hauenstein	520,000	6,908,200	157,057	3,358,634
Paul A. Jacobson	0	0	58,014	1,243,849

(1)	The value realized on exercise is based on the difference between the market price on the date of exercise and the exercise price of the options.
(2)	The value realized on vesting is based on the closing price of Delta common stock on the NYSE on the applicable vesting date. These amounts represent the vesting of award opportunities granted in 2011 and 2012.

Post-Employment Compensation

Defined Benefit Pension Benefits

Qualified Nonpilot Retirement Plan. The Delta Retirement Plan (“Retirement Plan”) is a broad-based, non-contributory qualified defined benefit pension plan for Delta nonpilot employees. To participate in the Retirement Plan, a nonpilot employee must have completed 12 months of service before the plan was frozen on December 31, 2005. As a result, Mr. Bastian and Mr. Jacobson are eligible to participate in the Retirement Plan but Mr. Anderson, Mr. Gorman and Mr. Hauenstein are not. We do not offer any supplemental executive retirement plans or deferred compensation plans to our named executive officers.

Until July 1, 2003, benefits for participants in the Retirement Plan, including the eligible named executive officers, were calculated using only a final average earnings formula (“FAE formula”). Under this formula, the benefit is based on an employee’s (1) final average earnings; (2) years of service prior to January 1, 2006; (3) age when the payment of benefits begins (which may not be before age 52); and (4) primary Social Security benefit. Final average earnings are the average of an employee’s highest average monthly earnings (based on the employee’s salary and eligible annual incentive compensation, if any) for the 36 consecutive months in the 120-month period immediately preceding the earlier of termination of employment or January 1, 2006. The monthly retirement benefit payable at the normal retirement age of 65 is determined by multiplying final average earnings by 60%, and then reducing that amount for service of less than 30 years with Delta and by 50% of the primary Social Security benefit payable to the employee. The 50% Social Security offset is also reduced for service of less than 30 years. Participants become fully vested in their FAE formula benefits after completing three years of service. Benefits determined under the FAE formula are paid in the form of a monthly annuity.

Effective July 1, 2003, the Retirement Plan was amended to transition to a cash balance formula. Generally, for employees hired (or rehired) after July 1, 2003, retirement benefits earned after that date are based only on the cash balance formula. Under this formula, each participant has an account, for recordkeeping purposes only, to which pay credits were allocated annually until January 1, 2006. These pay credits were based on 6% of a participant’s salary and eligible annual incentive compensation, if any. In addition, all balances in a participant’s account are credited with an annual interest credit which is currently based on a market rate of interest (the “Annual Interest Credit”). Participants become fully vested in their cash balance formula benefits after completing three years of service. At termination of employment, an amount equal to the then-vested balance of a participant’s cash balance account is payable to the participant, at his election, in the form of an immediate or deferred lump sum (to the extent the lump sum payment is available under the Internal Revenue Code) or equivalent monthly annuity benefit.

Employees covered by the Retirement Plan who were employed on July 1, 2003 are eligible for transition benefits as long as they remained continuously employed. For the period that began July 1, 2003 and ended December 31, 2005, these employees earned retirement benefits equal to the greater of the benefit determined under the Retirement Plan’s FAE formula or its cash balance formula.

Effective December 31, 2005, the Retirement Plan was amended (1) to freeze accrual of future benefits attributable to years of service and pay increases after December 31, 2005 under the FAE formula; and (2) to cease pay credits under the cash balance formula. Effective March 31, 2007, all benefits under the Retirement Plan were frozen; however, Annual Interest Credits will continue to be added to the cash balance account after December 31, 2005.

Pension Benefits Table

The table below shows certain pension benefit information for Mr. Bastian and Mr. Jacobson as of December 31, 2013. The table does not include any information for Mr. Anderson, Mr. Gorman or Mr. Hauenstein because they are not eligible to participate in the Retirement Plan.

Name	Plan Name	Number of Years of Credited Service (as of December 31, 2013) (1)	Present Value of Accumulated Benefits ($) (2)	Payments During Last Fiscal Year
Mr. Bastian (3)	Delta Retirement Plan	6 years, 10 months	FAE Formula:184,422 Cash Balance Formula: 58,819	0
Mr. Jacobson (4)	Delta Retirement Plan	8 years, 2 months	FAE Formula: 58,180 Cash Balance Formula: 6,392	0

(1)	As discussed above, the Retirement Plan was frozen effective December 31, 2005, and no additional service credit will accrue after that date. All years of service reflected in this column include service until December 31, 2005.
(2)	Benefits were calculated using interest rate and mortality rate assumptions consistent with those used in our financial statements (see “Assumptions” in Note 11 of the Notes to the Consolidated Financial Statements in Delta’s 2013 Form 10-K). In addition, certain individual data were used in developing these values. Benefits accrued under the FAE formula and the cash balance formula are listed separately. For purposes of the FAE formula benefit, the assumed retirement age is 62. The form of benefit payable under the FAE formula for Mr. Bastian and Mr. Jacobson is a single life annuity.

(3)	Mr. Bastian resigned from Delta as of April 1, 2005 and rejoined Delta in July 2005. His years of credited service include the 6 years, 5 months of service he had completed as of April 1, 2005. As a result, the portion of his benefit calculated under the FAE formula was determined under the rules applicable to vested employees who terminate their service with Delta prior to early retirement age instead of under the rules applicable to retirees at early retirement age. Accordingly, Mr. Bastian’s benefit is smaller than it would have been had he retired at early retirement age. All benefits earned by Mr. Bastian after he rejoined Delta in July 2005 are based solely on the cash balance formula.
(4)	Mr. Jacobson resigned from Delta as of March 18, 2005 and rejoined Delta in August 2005. His years of credited service include the 7 years, 10 months of service he had completed as of March 18, 2005. As a result, the portion of his benefit calculated under the FAE formula was determined under the rules applicable to vested employees who terminate their service prior to early retirement age instead of under the rules applicable to retirees at early retirement age. Accordingly, Mr. Jacobson’s benefit is smaller than it would have been had he retired at early retirement age. In addition, following his resignation in March 2005, Mr. Jacobson elected to receive the cash balance portion of his benefit in a lump sum payment. All benefits earned by Mr. Jacobson after he rejoined Delta in August 2005 are based solely on the cash balance formula.

Potential Post-Employment Benefits upon Termination or Change in Control

This section describes the potential benefits that may be received by our named executive officers in the event of certain terminations of employment or, in limited circumstances, in connection with a change in control, assuming termination of employment on December 31, 2013.

Severance Plan. Officers and director level employees are generally eligible to participate in Delta’s 2009 Officer and Director Severance Plan (“Severance Plan”). The following table summarizes the principal benefits the named executive officers are eligible to receive under the Severance Plan. The Severance Plan may be amended at any time by the Company.

Name	Termination by Delta Without Cause (no Change in Control)	Resignation by the Executive for Good Reason (no Change in Control)	Termination by Delta without Cause or Resignation by the Executive for Good Reason in Connection with a Change in Control (1)
Mr. Anderson and Mr. Bastian	• 24 months base salary • 200% target MIP • 24 months benefits continuation	• 24 months base salary • 200% target MIP • 24 months benefits continuation	• 24 months base salary • 200% target MIP • 24 months benefits continuation

Mr. Gorman, Mr. Hauenstein and Mr. Jacobson	• 18 months base salary • 150% target MIP • 18 months benefits continuation	• None	• 18 months base salary • 150% target MIP • 18 months benefits continuation

(1)	These benefits apply if the termination of employment occurs during the two-year period after a change in control.

To receive benefits under the Severance Plan, executive officers must enter into a general release of claims against Delta and non-competition, non-solicitation and confidentiality covenants for the benefit of Delta. The cash severance amount is paid in a lump sum following termination of employment. As outlined in the chart above, “benefits continuation” means (1) continuation of certain medical, dental and vision benefits for which the COBRA premiums will be waived for the participant’s severance period and (2) continuation of basic life insurance coverage of one times annual base salary, up to a maximum amount of $250,000, for which premiums will be waived for the severance period. In addition, executive officers are eligible for reimbursement of expenses for financial planning services through the end of the year in which the termination occurred and outplacement services with fees not to exceed $5,000.

The Severance Plan does not provide for any excise tax gross-ups for benefits received in connection with a change in control. If a participant is entitled to benefits under the Severance Plan in connection with a change in control, the amount of such benefits will be reduced to the statutory safe harbor under Section 4999 of the Internal Revenue Code if this results in a greater after tax benefit than if the participant paid the excise tax.

Other Benefits

Our named executive officers are eligible to receive certain additional benefits in the event of certain terminations of employment or in connection with a change in control. The definitions of “cause,” “change in control,” “disability” and “good reason,” as such terms are used in the following sections, are summarized below.

The 2013 Long-Term Incentive Program and the One-Time Transition Award Program. If a participant’s employment is terminated (1) by Delta without cause or by the participant for good reason in connection with a change in control or (2) due to death or disability, the participant’s performance award (including any Earned Awards1) and restricted stock award will immediately vest, with the performance award paid in cash at the target level (or, for any Earned Award, at the level at which it was earned). In addition, with respect to the performance stock options awarded to Mr. Anderson and Mr. Bastian under the 2013 LTIP, if their employment is terminated for the foregoing reasons, such awards will immediately vest and become exercisable.

For named executive officers other than the Chief Financial Officer, if the executive’s employment is terminated for any reason other than by Delta for cause, he will continue to be eligible to receive his performance award, restricted stock award and, if applicable, performance stock option award pursuant to the same vesting, performance and general payment provisions as if his employment had continued. In consideration for this treatment, these named executive officers entered into award agreements under both programs containing enhanced non-competition and non-solicitation covenants for the benefit of Delta. In the event the executive breaches such covenants during the two-year period following his termination of employment, he will forfeit any outstanding awards.

If the Chief Financial Officer’s employment is terminated (1) by Delta without cause or (2) by him for good reason without a change in control, he will receive any Earned Awards, a pro-rated performance award2 under the same vesting, performance and general payment provisions as if his employment had continued, and the immediate vesting of a pro rata portion of his restricted stock award. Any remaining portions will be forfeited. In addition, if he terminates his employment without good reason, the entire performance award (including any Earned Awards) and restricted stock award will be forfeited.

In all cases, if a participant’s employment is terminated by Delta for cause, the participant’s performance award (including any Earned Awards), restricted stock award and, if applicable, performance stock option award will be forfeited.

The 2012 Long-Term Incentive Program. If a participant’s employment is terminated (1) by Delta without cause or by the participant for good reason in connection with a change in control or (2) due to death or disability, the participant’s performance award and restricted stock award will immediately vest, with the performance award paid in cash at the target level. With respect to the performance stock options awarded to Mr. Anderson and Mr. Bastian, if their employment is terminated for the foregoing reasons, their performance stock options will immediately vest and become exercisable.

[1]	For the portion of the performance award attributable to the return on invested capital performance measure, achievement of such measure is determined independently for each calendar year during the applicable performance period (each an “ROIC Installment”) and, to the extent that Delta’s actual performance meets or exceeds the threshold level at the end of each calendar year, each such ROIC Installment will be treated as an “Earned Award.” Generally, Earned Awards, if any, will accumulate until the end of the performance period at which time all Earned Awards will vest and become payable.
[2]	The portion of the performance award attributable to the return on invested capital performance measure will be pro-rated as follows: for any ROIC Installment (as defined in the footnote above) outstanding in the year in which the Chief Financial Officer’s termination occurred, he will receive the ROIC Installment based on actual performance for the applicable year, pro-rated based on the number of months he was employed with Delta during the year. Any remaining ROIC Installment(s) will be forfeited.

If a participant’s employment is terminated by Delta without cause or by the participant for good reason without a change in control:

•	the participant will receive a cash payment of his performance award based on actual performance for the entire performance period, prorated based on the number of months the participant was employed with Delta during the performance period and paid at the same time and manner as active participants. Any remaining portion of the performance award will be forfeited.

•	a pro rata portion of the participant’s restricted stock award, based on the number of months the participant was employed with Delta from the award grant date, will immediately vest. Any remaining portion of the restricted stock award will be forfeited.

•	with respect to the performance stock options awarded to Mr. Anderson and Mr. Bastian, a pro rata portion of their performance stock option award will vest and become exercisable based on actual performance for the entire performance period, prorated based on the number of months they were employed with Delta during the performance period, at the same time and manner as an active participant. Any remaining portion of the performance stock option award will be forfeited.

If a participant’s employment is terminated by Delta for cause or by the participant without good reason, the executive’s performance award, restricted stock award and, if applicable, performance stock option award will be forfeited.

2013 Management Incentive Plan. The 2013 MIP generally provides that a participant whose employment with Delta terminates prior to the end of the workday on December 31, 2013 is not eligible for a 2013 MIP payment. If, however, the participant’s employment is terminated (1) due to death or disability or (2) by Delta without cause or for any other reason that would entitle the participant to benefits under the Severance Plan, the participant is eligible for a pro rata 2013 MIP payment based on (a) the number of months during 2013 the participant was employed in a MIP-qualified position and (b) the terms and conditions of the 2013 MIP that would have applied if his employment had continued through December 31, 2013.

Special Retention Awards. The special retention awards of restricted stock provided to Mr. Gorman and Mr. Hauenstein in 2012 are subject to the same termination provisions applicable to restricted stock awards under the 2012 Long-Term Incentive Program.

Triggering Events. As noted above, eligibility for severance benefits and acceleration of the vesting of equity awards are triggered by certain events. The terms “cause,” “change in control,” “disability” and “good reason,” as they apply to our executive officers, are summarized below.

•	Cause means, in general, a person’s (1) continued, substantial failure to perform his duties with Delta; (2) misconduct which is economically injurious to Delta; (3) conviction of, or plea of guilty or no contest to, a felony or other crime involving moral turpitude, fraud, theft, embezzlement or dishonesty; or (4) material violation of any material Delta policy or rule regarding conduct.

A person has ten business days to cure, if curable, any of the events which could lead to a termination for cause. For executive vice presidents or more senior executives, a termination for cause must be approved by a 2/3 vote of the entire Board of Directors.

•	Change in control means, in general, the occurrence of any of the following events: (1) any person becomes the beneficial owner of more than 35% of Delta common stock; (2) during a period of 12 consecutive months, the Board of Directors at the beginning of the period and their approved successors cease to constitute a majority of the Board; (3) the consummation of a merger or consolidation involving Delta, other than a merger or consolidation which results in the Delta common stock outstanding immediately before the transaction continuing to represent more than 65% of the Delta common stock outstanding immediately after the transaction; or (4) a sale, lease or other transfer of Delta’s assets which have a total gross fair market value greater than 40% of the total gross fair market value of Delta’s assets immediately before the transaction.

•	Disability means long-term or permanent disability as determined under the applicable Delta disability plan.

•	Good reason:

•	For purposes of Delta’s outstanding equity awards, good reason generally means the occurrence of any of the following without a person’s written consent: (1) a diminution or other reduction of a person’s authorities, duties or responsibilities, other than an insubstantial and inadvertent act that is promptly remedied by Delta after written notice by the person; (2) the relocation of a person’s office by more than 50 miles and, if the relocation occurs prior to a change in control, the relocation would place the person in a position of reduced status and importance at Delta; (3) a reduction in a person’s base salary or incentive compensation opportunities, other than pursuant to a uniform percentage salary reduction for similarly situated persons (or, following a change in control, all full-time domestic employees who are not subject to a collective bargaining agreement); (4) Delta does not keep in effect compensation and benefit programs under which a person receives benefits substantially similar, in the aggregate, to those in effect prior to a reduction (other than a reduction pursuant to an equivalent reduction in such benefits for similarly situated persons (or, following a change in control, all full-time domestic employees who are not subject to a collective bargaining agreement)); or (5) a material breach by Delta of any material term of a person’s employment.

•	For purposes of the Severance Plan, good reason generally means the occurrence of any of the following without a person’s written consent: (1) a diminution or other reduction of a person’s authorities, duties or responsibilities, other than an insubstantial and inadvertent act that is promptly remedied by Delta after written notice by the person; (2) the relocation of a person’s office by more than 50 miles; (3) a reduction in a person’s base salary or incentive compensation opportunities, other than pursuant to a uniform percentage salary reduction for all full-time domestic employees who are not subject to a collective bargaining agreement; (4) Delta does not keep in effect compensation and benefit programs under which a person receives benefits substantially similar, in the aggregate, to those in effect prior to a reduction (other than a reduction pursuant to an equivalent reduction in such benefits for all full-time domestic employees who are not subject to a collective bargaining agreement); or (5) a material breach by Delta of any material term of a person’s employment.

An event described above constitutes good reason only if a person gives Delta certain written notice of his intent to resign and Delta does not cure the event within a specified period.

Retiree Flight Benefits. An executive officer who retires from Delta at or after age 52 with at least ten years of service, or at or after age 62 with at least five years of service, may continue to receive Flight Benefits (See footnote 7(e) to the Summary Compensation Table for a description of Flight Benefits including survivor travel benefits) during retirement, except the unused portion of the two annual allowances will not accumulate into succeeding years (“Retiree Flight Benefits”).

Notwithstanding the above, a person who is first elected an officer on or after June 8, 2009, will not receive reimbursement for taxes for Retiree Flight Benefits. Delta also does not provide reimbursement for taxes associated with travel by the surviving spouse or domestic partner of any officer.

In exchange for certain non-competition, non-solicitation and confidentiality covenants for the benefit of Delta and a general release of claims against Delta, an officer who served in that capacity during the period beginning on the date Delta entered into the merger agreement with Northwest and ending on the date the merger occurred, or who joined Delta from Northwest on the date the merger occurred and who had been a Northwest officer on the date Delta entered into the merger agreement, will receive, on his termination of employment (other than by death or by Delta for cause), a vested right to Retiree Flight Benefits, regardless of the officer’s age and years of service at his termination of employment.

Pre-existing Medical Benefits Agreement With Northwest. In 2001, Northwest Airlines, Inc. entered into an agreement with its then Chief Executive Officer, Mr. Anderson, agreeing to provide Mr. Anderson, his spouse and eligible dependents with medical and dental coverage at the levels then provided to Mr. Anderson under the Northwest medical plans for the life of Mr. Anderson and his spouse. This coverage is secondary to any medical coverage Mr. Anderson receives while he is employed by another company. The agreement with Mr. Anderson was reviewed and approved by the compensation committee of the board of directors of Northwest, and was consistent with Northwest’s then existing practices. As a result of the merger between Delta and Northwest, Delta is required to honor this agreement. The P&C Committee confirmed this obligation in a letter to Mr. Anderson, who has voluntarily waived the benefits under this agreement while he is employed with Delta.

Tables Regarding Potential Post-Employment Benefits upon Termination or Change in Control

General. The following tables describe the termination benefits for each named executive officer, assuming termination of employment on December 31, 2013. Also included is a column that describes the benefits, if any, each named executive officer would have received in connection with a change in control. Further, because termination is deemed to occur at the end of the workday on December 31, 2013, the executive would have earned his 2013 MIP award and the performance award under the 2012 LTIP, to the extent otherwise payable. Accordingly, these awards are unrelated to the termination of employment.

Retirement. For purposes of the following tables, an executive officer is eligible to retire from Delta (1) at or after age 52 with ten years of service or (2) at or after age 62 with five years of service. None of our named executive officers is eligible to retire under these requirements and, therefore, none is eligible for any retirement-related compensation or benefits.

Broad-based Benefits. We have not included in this section any benefit that is available generally to all employees on a non-discriminatory basis such as payment of retirement, disability and death benefits. See “Defined Benefit Pension Benefits” above, for a discussion of the benefits accrued for eligible named executive officers under the Delta Retirement Plan.

Certain Assumptions. We used the general assumptions summarized below in calculating the dollar amounts included in the following tables:

•	Performance Awards. The value of the performance awards (except with respect to the portion of the award attributable to return on invested capital) in the tables is based on payment at the target level. As actual performance for the 2013 ROIC Installment under the 2013 LTIP exceeded the maximum performance measure of 12%, the 2013 ROIC Installment is considered an Earned Award and the value of such Earned Award in the tables is based on payment at the maximum level.

•	Performance Stock Options. We used intrinsic value for the performance stock options in the following tables assuming that the performance criteria attributable to the stock options under the 2012 and 2013 LTIPs were met. The exercise price for our unexercisable stock options outstanding on December 31, 2013 was (1) $11.10 for the options granted on February 2, 2012 and (2) $14.86 for the options granted on February 7, 2013.

•	Restricted Stock. As required by SEC rules, the values in these tables for restricted stock are based on the $27.47 closing price of Delta common stock on the NYSE on December 31, 2013.

•	Benefits. Under our severance arrangements, our officers may receive financial planning services until the end of the year in which their employment terminated. For purposes of the tables, we have assumed each named executive officer would use his remaining available 2013 allowance. The maximum amount available under the program for executive vice presidents and more senior executives is $15,000 per year.

The Retiree Flight Benefits reflected for each named executive officer in the following tables were determined by using the following assumptions for each officer: (1) Flight Benefits continue for the life expectancy of the officer or the joint life expectancy of the officer and his spouse or domestic partner, measured using a mortality table projected to 2017; (2) the level of usage of Retiree Flight Benefits for each year is the same as the officer’s and his spouse’s or domestic partner’s actual usage of Flight Benefits during 2013; (3) the incremental cost to Delta of Retiree Flight Benefits for each year is the same as the actual incremental cost incurred by Delta for the officer’s Flight Benefits in 2013; (4) the value of Retiree Flight Benefits includes a tax gross up equal to 60% of the lesser of (i) the officer’s actual usage of Flight Benefits in 2013 and (ii) the annual tax reimbursement allowance (as described in footnote 7(e) to the Summary Compensation Table) (surviving spouses and domestic partners do not receive reimbursement for taxes associated with Retiree Flight Benefits). On the basis of these assumptions, we determined the value of Retiree Flight Benefits for each named executive officer by calculating the present value of the benefit over the officer’s life expectancy (or joint life expectancy with his spouse or domestic partner) using a discount rate of 4.10%.

Richard H. Anderson

	Termination not Involving a Change in Control						Change in Control
	Termination without Cause ($)	Resignation for Good Reason ($)	Termination for Cause ($)	Resignation Without Good Reason ($)	Death ($)	Disability ($)	Termination Without Cause or Resignation for Good Reason ($)	Employment Continues ($)
Severance Payment (1):	4,350,000	4,350,000	0	0	0	0	4,350,000	0
Equity:
Performance Awards	4,866,030	4,866,030	0	4,866,030	4,866,030	4,866,030	4,866,030	0
Performance Stock Options	5,928,230	5,928,230	0	3,152,500	6,628,178	6,628,178	6,628,178	0
Restricted Stock	12,386,250	12,386,250	0	8,235,781	12,566,701	12,566,701	12,566,701	0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums (2)	321,820	321,820	321,100	321,100	159,900	321,100	321,820	0
Career Transition Services	5,000	5,000	0	0	0	0	5,000	0
Financial Planning	10,473	10,473	0	0	0	0	10,473	0
Retiree Flight Benefits	629,762	629,762	0	629,762	24,040	629,762	629,762	0

(1)	The severance payment, if applicable, represents 24 months of base salary and 200% of Mr. Anderson’s MIP target award (which is 200% of his base salary).
(2)	This amount includes the present value of medical and dental coverage at the levels provided under Northwest’s plans for Mr. Anderson, his spouse and eligible dependents for the life of Mr. Anderson and his spouse, as described above under “Other Benefits – Pre-existing Medical Benefits Agreement With Northwest.”

Edward H. Bastian

	Termination not Involving a Change in Control						Change in Control
	Termination without Cause ($)	Resignation for Good Reason ($)	Termination for Cause ($)	Resignation Without Good Reason ($)	Death ($)	Disability ($)	Termination Without Cause or Resignation for Good Reason ($)	Employment Continues ($)
Severance Payment (1):	3,162,500	3,162,500	0	0	0	0	3,162,500	0
Equity:
Performance Awards	2,930,828	2,930,828	0	2,930,828	2,930,828	2,930,828	2,930,828	0
Performance Stock Options	2,964,131	2,964,131	0	1,576,250	3,314,089	3,314,089	3,314,089	0
Restricted Stock	7,011,333	7,011,333	0	4,936,084	7,101,544	7,101,544	7,101,544	0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	29,042	29,042	0	0	0	0	29,042	0
Career Transition Services	5,000	5,000	0	0	0	0	5,000	0
Financial Planning	15,000	15,000	0	0	0	0	15,000	0
Retiree Flight Benefits	804,978	804,978	0	804,978	32,439	804,978	804,978	0

(1)	The severance payment, if applicable, represents 24 months of base salary and 200% of Mr. Bastian’s MIP target award (which is 175% of his base salary).

Stephen E. Gorman

	Termination not Involving a Change in Control						Change in Control
	Termination without Cause ($)	Resignation for Good Reason ($)	Termination for Cause ($)	Resignation Without Good Reason ($) (1)	Death ($)	Disability ($)	Termination Without Cause or Resignation for Good Reason ($)	Employment Continues ($)
Severance Payment (2):	1,968,750	0	0	0	0	0	1,968,750	0
Equity:
Performance Awards	2,123,746	2,123,746	0	2,123,746	2,123,746	2,123,746	2,123,746	0
Restricted Stock	6,034,774	6,034,774	0	3,577,418	7,630,205	7,630,205	7,630,205	0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	17,553	0	0	0	0	0	17,553	0
Career Transition Services	5,000	0	0	0	0	0	5,000	0
Financial Planning	13,205	0	0	0	0	0	13,205	0
Retiree Flight Benefits	405,200	405,200	0	405,200	14,275	405,200	405,200	0

(1)	Effective March 1, 2014, Mr. Gorman retired from his position as Executive Vice President & Chief Operating Officer, but did not meet the age and service requirements that would allow him to be considered a retiree for purposes of the equity benefits described in this table. However, in connection with Mr. Gorman’s termination of employment, he became eligible for the amounts reflected in this column, which will vest and become payable under the same performance and general payment provisions as if his employment had continued.
(2)	The severance payment, if applicable, represents 18 months of base salary and 150% of Mr. Gorman’s MIP target award (which is 150% of his base salary).

Glen W. Hauenstein

	Termination not Involving a Change in Control						Change in Control
	Termination without Cause ($)	Resignation for Good Reason ($)	Termination for Cause ($)	Resignation Without Good Reason ($)	Death ($)	Disability ($)	Termination Without Cause or Resignation for Good Reason ($)	Employment Continues ($)
Severance Payment (1):	1,931,250	0	0	0	0	0	1,931,250	0
Equity:
Performance Awards	1,833,955	1,833,955	0	1,833,955	1,833,955	1,833,955	1,833,955	0
Restricted Stock	5,307,808	5,307,808	0	3,087,628	6,892,910	6,892,910	6,892,910	0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	8,228	0	0	0	0	0	8,228	0
Career Transition Services	5,000	0	0	0	0	0	5,000	0
Financial Planning	0	0	0	0	0	0	0	0
Retiree Flight Benefits	623,105	623,105	0	623,105	48,715	623,105	623,105	0

(1)	The severance payment, if applicable, represents 18 months of base salary and 150% of Mr. Hauenstein’s MIP target award (which is 150% of his base salary).

Paul A. Jacobson

	Termination not Involving a Change in Control						Change in Control
	Termination without Cause ($)	Resignation for Good Reason ($)	Termination for Cause ($)	Resignation Without Good Reason ($)	Death ($)	Disability ($)	Termination Without Cause or Resignation for Good Reason ($)	Employment Continues ($)
Severance Payment (1):	1,603,125	0	0	0	0	0	1,603,125	0
Equity:
Performance Awards	688,536	688,536	0	0	1,547,705	1,547,705	1,547,705	0
Restricted Stock	1,843,319	1,843,319	0	0	3,101,638	3,101,638	3,101,638	0
Benefits and Perquisites:
Company-Paid COBRA Coverage and Basic Life Insurance Premiums	23,340	0	0	0	0	0	23.340	0
Career Transition Services	5,000	0	0	0	0	0	5,000	0
Financial Planning	15,000	0	0	0	0	0	15,000	0
Retiree Flight Benefits	348,337	348,337	0	348,337	11,076	348,337	348,337	0

(1)	The severance payment, if applicable, represents 18 months of base salary and 150% of Mr. Jacobson’s MIP target award (which is 125% of his base salary).

Director Compensation

Non-employee directors receive the following for their service on the Board of Directors:

Annual Board Retainer:	$85,000

Annual Grant of Restricted Stock:	Approximately $115,000 in restricted stock that vests at or shortly before the next annual meeting of stockholders, subject to the director’s continued service on the Board of Directors on the vesting date

Annual Committee Chair Retainer:	$20,000

Annual Committee Member Retainer:	$10,000

Annual Non-executive Chairman of the

Board Retainer:	$175,000

Charitable Matching Program:	Until discontinuation of the program at the end of 2013, directors (and all full-time employees and retirees) were eligible to participate in a program under which a charitable foundation funded by Delta matched 50% of a participant’s cash contributions to accredited colleges and universities, with a maximum match of up to $1,000 per calendar year on behalf of any participant

Expense Reimbursements:	Reimbursement of reasonable expenses incurred in attending meetings

As is common in the airline industry, Delta provides complimentary travel and certain Delta Sky Club privileges for members of the Board of Directors; the director’s spouse, domestic partner or designated companion; the director’s children and parents; and, to a limited extent, other persons designated by the director (“Director Flight Benefits”). Complimentary travel for such other persons is limited to an aggregate imputed value of $20,000 per year. Delta reimburses the director for associated taxes on complimentary travel with an imputed tax value of up to $25,000 per year. Unused portions of the annual allowances described in the previous two sentences accumulate and may be carried into succeeding years during Board service. Complimentary travel is provided to an eligible director’s surviving spouse or domestic partner after the eligible director’s death. Delta will not reimburse the surviving spouse or domestic partner for associated taxes on complimentary travel under the survivor travel benefit.

A director who retires from the Board at or after age 52 with at least ten years of service as a director, at or after age 68 with at least five years of service as a director, or at his or her mandatory retirement date, may continue to receive Director Flight Benefits during retirement, except the unused portion of the annual allowances do not accumulate into succeeding years (“Retired Director Flight Benefits”). A director who served on the Board of Directors during the period beginning on the date Delta entered into the merger agreement with Northwest and ending on the date the merger occurred, or who joined the Board at the closing of the merger on October 29, 2008, will receive, at the completion of his or her Board service (other than due to death or due to removal by stockholders for cause), a vested right to receive Retired Director Flight Benefits, regardless of the director’s age and years of service when his or her Board service ends. A director is not eligible to receive Retired Director Flight Benefits if the director engages in certain wrongful acts.

Notwithstanding the above, a person who is first elected to the Board of Directors on or after June 8, 2009, will not receive reimbursement for taxes for Retired Director Flight Benefits. Directors who are employees of Delta are not separately compensated for their service as directors. Mr. Rogers is not eligible to receive Director or Retired Director Flight Benefits.

Stock Ownership Guidelines

In 2013, the Board of Directors amended the non-employee director stock ownership guidelines to require each non-employee director to own shares of Delta common stock equal to or greater than (1) shares with a value of five times the annual Board retainer paid to the director or (2) 35,000 shares. Nonemployee directors must achieve this ownership level within five years after initial election to the Board. For this purpose, stock ownership includes restricted stock; shares owned directly or by a spouse or dependent children; shares held in trust by or for the director or an immediate family member who resides in the same household as the director (an “immediate family member”); or shares owned by an entity wholly-owned by the director or an immediate family member. It does not include shares a director has the right to acquire through the exercise of stock options.

In addition, each non-employee director must hold at least 50% of all “net shares” received through restricted stock vesting or realized through stock option exercises until the director stock ownership guidelines are achieved. For this purpose, “net shares” means all shares retained after any applicable withholding of any shares for tax purposes.

As of December 31, 2013, all non-employee directors exceeded the required stock ownership level.

Director Compensation Table

The following table sets forth the compensation paid to non-employee members of Delta’s Board of Directors during 2013:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Roy J. Bostock	112,500	115,130	0	0	0	48,764	276,394
John S. Brinzo	112,500	115,130	0	0	0	7,326	234,956
Daniel A. Carp	290,000	115,130	0	0	0	7,724	412,854
David G. DeWalt	105,000	115,130	0	0	0	4,425	224,555
William H. Easter III	105,000	115,130	0	0	0	259	220,389
Mickey P. Foret	105,000	115,130	0	0	0	8,980	229,110
Shirley C. Franklin	105,000	115,130	0	0	0	15,680	235,810
David R. Goode	115,000	115,130	0	0	0	10,536	240,666
George N. Mattson	105,000	115,130	0	0	0	13,600	233,730
Paula Rosput Reynolds	107,500	115,130	0	0	0	9,757	232,387
Kenneth B. Woodrow	115,000	115,130	0	0	0	8,908	239,038

(1)	As Delta employees, Mr. Anderson, Mr. Bastian and Mr. Rogers are not separately compensated for their service on the Board of Directors. Mr. Anderson’s and Mr. Bastian’s compensation is included in the Summary Compensation Table. Mr. Rogers’ compensation as a Delta pilot is determined under the collective bargaining agreement between Delta and ALPA. During 2013, Mr. Rogers received $284,268 in compensation (which includes: $234,966 in flight earnings, $15,802 in shared rewards/profit sharing payments and $33,500 in Delta contributions to defined contribution plans). As a Delta pilot, Mr. Rogers is not separately compensated for his service as a director.
(2)	On June 27, 2013, the Board of Directors granted 6,160 shares of restricted stock to each non-employee director. These awards will vest on June 27, 2014, subject to the director’s continued Board service on that date. The “Stock Awards” column shows the fair value of the restricted stock granted to each non-employee director in 2013 as determined under FASB ASC Topic 718, based on date of the grant.
(3)	The amounts in this column for each non-employee director represent reimbursement of taxes associated with Director Flight Benefits. The amount for Mr. Bostock represents the incremental cost of Director Flight Benefits and $36,031 in reimbursement of taxes associated with these benefits. No other non-employee director received perquisites or other personal benefits with a total incremental cost of $10,000 or more, the threshold for reporting under SEC rules. Mr. Anderson’s and Mr. Bastian’s perquisites and other personal benefits are included in the Summary Compensation Table. From time to time, directors attend events sponsored by Delta at no incremental cost to Delta.

Compensation Committee Interlocks and Insider Participation

None of the members of the Personnel & Compensation Committee is a former or current officer or employee of Delta or has any interlocking relationships as set forth in applicable SEC rules.

Supplemental Information about Financial Measures

We sometimes use information that is derived from our Consolidated Financial Statements, but that is not presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain of this information is considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. The non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The tables below show reconciliations of non-GAAP financial measures used above to the most directly comparable GAAP financial measures.

Net Income. We exclude special items from net income and other measures because management believes the exclusion of these items is helpful to investors to evaluate the company’s recurring core operational performance in the periods shown. Therefore, we adjust for these amounts to arrive at more meaningful financial measures. Special items excluded in the tables below are:

•	Mark-to-market adjustments on fuel hedges recorded in periods other than the settlement period (“MTM adjustments”). MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, excluding these adjustments allows investors to better understand and analyze the company’s core operational performance in the periods shown.

•	Restructuring and other items. Because of the variability in restructuring and other items, the exclusion of this item is helpful to investors to analyze the company’s recurring core operational performance in the periods shown.

•	Release of tax valuation allowance. Because of the uniqueness of the net gain related to reversal of the tax valuation allowance, the exclusion of this gain allows investors to better understand and analyze the company’s core operational performance in the period shown.

•	Loss on extinguishment of debt. Because of the variability in loss on extinguishment of debt, the exclusion of this item is helpful to investors to analyze the company’s recurring core operational performance in the period shown.

	Year Ended December 31,
(in billions)	2013	2012	2011	2010
Net income	$10.5	$1.0	$0.9	$0.6
Items excluded:
MTM adjustments	(0.3)	—	—	—
Restructuring and other items	0.4	0.5	0.2	0.5
Release of tax valuation allowance	(7.9)	—	—	—
Loss on extinguishment of debt	—	0.1	0.1	0.3

Net income excluding special items	$2.7	$1.6	$1.2	$1.4

Change		$1.1

% Change		74%

Adjusted Net Debt. We use adjusted total debt, including aircraft rent, in addition to long-term adjusted debt and capital leases, to present estimated financial obligations. We reduce adjusted total debt by cash, cash equivalents and short-term investments, resulting in adjusted net debt, to present the amount of assets needed to satisfy the debt. Management believes this metric is helpful to investors in assessing the company’s overall debt profile.

(in billions)	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
Debt and capital lease obligations	$11.3		$12.7		$13.8		$15.3		$17.2
Plus: unamortized discount, net from purchase accounting and fresh start reporting	0.4		0.5		0.6		0.6		1.1

Adjusted debt and capital lease obligations		$11.7		$13.2		$14.4		$15.9		$18.3
Plus: 7x last twelve months’ aircraft rent		1.5		1.9		2.1		2.7		3.4

Adjusted total debt		13.2		15.1		16.5		18.6		21.7
Less: cash, cash equivalents and short-term investments		(3.8)		(3.4)		(3.6)		(3.6)		(4.7)

Adjusted net debt		$9.4		$11.7		$12.9		$15.0		$17.0

Change compared to 12/31/2013				$(2.3)						$(7.6)

Pre-Tax Margin. We exclude MTM adjustments, restructuring and other items and loss on extinguishment of debt for the same reasons described above under Net Income.

	Year ended December 31,
	2013	2012	Change
Pre-tax margin	6.7%	2.8%
Adjustments:
MTM adjustments	-0.7%	-0.1%
Restructuring and other items	1.1%	1.3%
Loss on extinguishment of debt	—	0.3%

Pre-tax margin excluding special items	7.1%	4.3%	2.8 pts

Free Cash Flow. We present free cash flow because management believes this metric is helpful to investors to evaluate the company’s ability to generate cash that is available for use for debt service or general corporate initiatives.

(in billions)	Year Ended December 31, 2013
Net cash provided by operating activities	$4.5
Net cash used in investing activities	(2.7)
Adjustment:
SkyMiles used pursuant to advance purchase under AMEX agreement	0.3

Total free cash flow	$2.1

Return on Invested Capital. We present return on invested capital as management believes this metric is helpful to investors in assessing the company’s ability to generate returns using its invested capital and as a measure against the industry. Return on invested capital is adjusted total operating income divided by average invested capital.

(in billions, except % of return)	Year Ended December 31, 2013
Adjusted Book Value of Equity	$15.4
Average Adjusted Net Debt	10.5

Average Invested Capital	$25.9

Adjusted Total Operating Income	$3.9
Return on Invested Capital	15.1%

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under the 2007 Plan, Delta’s only equity compensation plan, as of December 31, 2013.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by securities holders	7,089,555	$11.02	27,826,432
Equity compensation plans not approved by securities holders	—	—	—

Total	7,089,555	$11.02	27,826,432

(1)	Up to 157 million shares of common stock are available for issuance under the 2007 Plan. If any shares of our common stock are covered by an award under the 2007 Plan that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan. In addition to the 7,089,555 stock options outstanding, 6,785,327 shares of restricted stock remain unvested and a maximum of 1,806,334 shares of common stock may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2013.

Beneficial Ownership Of Securities

Directors, Nominees for Director and Executive Officers

The following table sets forth the number of shares of Delta common stock beneficially owned as of April 15, 2014, by each director and director-nominee, each person named in the Summary Compensation Table in Item 11, and all directors and executive officers as a group. Unless otherwise indicated by footnote, the owner exercises sole voting and investment power over the shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)
Directors:
Richard H. Anderson	3,607,871	(2)
Edward H. Bastian	1,307,3506	(2)
Roy J. Bostock	90,444	(2)(3)
John S. Brinzo	55,343
Daniel A. Carp	49,263
David G. DeWalt	33,170
William H. Easter III	23,120
Mickey P. Foret	65,248	(2)
Shirley C. Franklin	32,120
David R. Goode	65,343
George N. Mattson	28,110
Paula Rosput Reynolds	70,343
Kenneth C. Rogers	4,159
Kenneth B. Woodrow	65,343

Named Executive Officers:
Stephen E. Gorman	556,906	(2)(4)
Glen W. Hauenstein	491,423	(2)
Paul A. Jacobson	521,366	(2)
Directors and Executive Officers as a Group (20 Persons)	7,900,606	(2)

(1)	Each of the individuals listed in the table and the directors and executives officers as a group beneficially owned less than 1% of the shares of common stock outstanding on April 15, 2014.

(2)	Includes the following number of shares of common stock which a director or named executive officer has the right to acquire upon the exercise of stock options that were exercisable as of April 15, 2014, or that will become exercisable within 60 days after that date:

Name	Number of Shares
Richard H. Anderson	2,206,344
Edward H. Bastian	861,917
Roy J. Bostock	9,146
Mickey P. Foret	9,146
Stephen E. Gorman	455,280
Glen W. Hauenstein	204,100
Paul A. Jacobson	241,000
Directors & Executive Officers as a Group	4,077,376

(3)	Includes 13,718 shares held by a foundation, of which Mr. Bostock, his wife and children and their spouses are directors.
(4)	Mr. Gorman retired as Executive Vice President & Chief Operating Officer on March 1, 2014.

Beneficial Owners of More than 5% of Voting Stock

The following table provides information about the following entity known to Delta to be the beneficial owner of more than five percent of Delta’s outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class on April 15, 2014
The Vanguard Group	49,674,722	(1)	5.86%
100 Vanguard Blvd
Malvern, PA 19355

(1)	Based on Schedule 13G filed February 14, 2014, in which The Vanguard Group reported that, as of December 31, 2013, it had sole voting power over 1,171,283 of these shares, sole dispositive power over 48,525,839 of these shares, and shared dispositive power over 1,148,883 of these shares.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Audit Committee has the responsibility to review and approve or ratify, if appropriate, transactions that (1) would present possible conflicts of interests or issues related to our codes of ethics and business conduct involving members of the Board of Directors or our executive officers or their immediate family members or (2) be subject to disclosure in Delta’s SEC filings pursuant to Section 404(a) of SEC Regulation S-K.

Pre-existing Medical Benefits Agreement With Northwest. In 2001, Northwest Airlines, Inc. entered into an agreement with its then Chief Executive Officer, Mr. Anderson, agreeing to provide Mr. Anderson, his spouse and eligible dependents with medical and dental coverage at the levels then provided to Mr. Anderson under the Northwest medical plans for the life of Mr. Anderson and his spouse. This coverage is secondary to any medical coverage Mr. Anderson receives while he is employed by another company. The agreement with Mr. Anderson was reviewed and approved by the compensation committee of the board of directors of Northwest, and was consistent with Northwest’s then existing practices. As a result of the merger between Delta and Northwest, Delta is required to honor this agreement. The P&C Committee confirmed this obligation in a letter to Mr. Anderson, who has voluntarily waived the benefits under this agreement while he is employed with Delta.

Director Independence

For many years, Delta’s Board of Directors has been composed of a substantial majority of independent directors. Delta’s Board established the Audit Committee, the Corporate Governance Committee, the Finance Committee, the Personnel & Compensation Committee and the Safety and Security Committee to focus on particular Board responsibilities.

The Board of Directors has affirmatively determined that all current directors are independent under the NYSE listing standards and Delta’s director independence standards, except Richard Anderson and Ed Bastian, who are not independent because each is an executive officer of Delta, and Ken Rogers, who is not independent because he is a Delta pilot. In making these independence determinations, the Board of Directors considered information submitted by the directors in response to questionnaires, information obtained from Delta’s internal records and advice from counsel.

Delta’s director independence standards are available on our website at www.delta.com/about_delta/investor_relations/corporate_governance/index.jsp.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Auditors for 2013 and 2012

The following table shows the aggregate fees and related expenses for professional services rendered by Delta’s independent auditors, Ernst & Young LLP, for 2013 and 2012.

Description of Fees	Amount 2013 ($)	Amount 2012 ($)
Audit Fees (1)	4,630,000	4,603,000
Audit-Related Fees (2)	292,500	52,000
Tax Fees (3)	928,000	820,000
All Other Fees (4)	2,000	2,000

(1)	Represents fees for the audit and quarterly reviews of the consolidated financial statements (including an audit of the effectiveness of internal control over financial reporting); attestation services required by statute or regulation; comfort letters; assistance with and review of documents filed with the SEC; and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
(2)	Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include an audit of our refinery subsidiary, employee benefit plan audits and attest services related to information systems regulatory compliance.
(3)	Represents fees for professional services provided for the review of tax returns prepared by the company; assistance with international tax compliance; and assistance related to the tax impact of proposed and completed transactions.
(4)	Represents fees for online technical resources.

Pre-Approval of Audit and Non-Audit Services

The charter of the Audit Committee provides that the Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for Delta by the independent auditors. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.

Each year management requests Audit Committee pre-approval of the annual audits, statutory audits, quarterly reviews and any other engagement of the independent auditors known at that time. In connection with these requests, the Audit Committee may consider information about each engagement, including the budgeted fees; the reasons management is requesting the services to be provided by the independent auditors; and any potential impact on the auditors’ independence. As additional proposed audit and non-audit engagements of the independent auditors are identified, or if pre-approved services exceed the pre-approved budgeted amount for those services, the Audit Committee will consider similar information in connection with the pre-approval of such engagements or services. If Audit Committee pre-approvals are required between regularly scheduled Committee meetings, the Audit Committee has delegated to the Chair of the Audit Committee, or an alternate member of the Audit Committee, the authority to grant pre-approvals. Pre-approvals by the Chair or the alternate member are reviewed with the Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3). The exhibits required by this item are listed in the Exhibit Index to this amendment. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to Form 10-K are listed as Exhibits 10.9 through 10.26 in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2014.

DELTA AIR LINES, INC.

By:	/s/ Paul A. Jacobson
Paul A. Jacobson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Note to Exhibits: Any representations and warranties of a party set forth in any agreement (including all exhibits and schedules thereto) filed with this Amendment No. 1 to Annual Report on Form 10-K/A have been made solely for the benefit of the other party to the agreement. Some of those representations and warranties were made only as of the date of the agreement or such other date as specified in the agreement, may be subject to a contractual standard of materiality different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Such agreements are included with this filing only to provide investors with information regarding the terms of the agreements, and not to provide investors with any other factual or disclosure information regarding the registrant or its business.

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

10.1	Credit and Guaranty Agreement, dated as of April 20, 2011, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, UBS Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, J.P. Morgan Securities LLC, Barclays Capital, Citigroup Global Markets Inc., Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners, Goldman Sachs Lending Partners, LLC and UBS Securities LLC, as co-syndication agents, and Barclays Bank and Bank of America, N.A., as co-documentation agents (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.2	Credit and Guaranty Agreement, dated as of October 18, 2012, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders party thereto, Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as Collateral Trustee, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as co-documentation agents, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, as joint lead arrangers, and Barclays Bank PLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners. (Filed as Exhibit 10.2 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.3	Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008 (Filed as Exhibit 10 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.4	Letter Agreement, dated April 14, 2008, by and among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International dated April 14, 2008 (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.5	Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.6	Supplemental Agreement No. 13 to Purchase Agreement Number 2022, dated August 24, 2011, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft (the “B-737NG Purchase Agreement”) (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.7	Letter Agreements, dated August 24, 2011, relating to the B-737NG Purchase Agreement (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.8(a)	Aircraft General Terms Agreement, dated October 21, 1997, between Boeing and Delta (Filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.8(b)	Letter Agreement, dated August 24, 2011, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and the B-737NG Purchase Agreement (Filed as Exhibit 10.3(b) to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.9(a)	Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on March 22, 2007).*

10.9(b)	First Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.12(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9(c)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed on April 30, 2007).*

10.10(a)	Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.10(b)	Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.11	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.12(a)	Delta Air Lines, Inc. 2011 Long Term Incentive Program (Filed as Exhibit 10.10(a) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.12(b)	Model Award Agreement for the Delta Air Lines, Inc. 2011 Long Term Incentive Program (Filed as Exhibit 10.10(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.13(a)	Delta Air Lines, Inc. 2012 Long Term Incentive Program (Filed as Exhibit 10.15 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.13(b)	Model Award Agreement for the Delta Air Lines, Inc. 2012 Long Term Incentive Program (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.14(a)	Delta Air Lines, Inc. 2013 Long Term Incentive Program (Filed as Exhibit 10.14 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.14(b)	Model Award Agreement for the Delta Air Lines, Inc. 2013 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.15	Delta Air Lines, Inc. 2014 Long Term Incentive Program. †

10.16	Delta Air Lines, Inc. 2013 Management Incentive Plan (Filed as Exhibit 10.16 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.17	Delta Air Lines, Inc. 2014 Management Incentive Plan. †

10.18(a)	Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.17 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.18(b)	Model Award Agreement for the Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.19	Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.20(a)	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.28 to Northwest’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.20(b)	First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.3 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.20(c)	Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (Filed as Exhibit 10.1 to Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.21	Form of Offer of Employment dated October 31, 2008 between Delta Air Lines, Inc. and Richard B. Hirst (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.22	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.23	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.25 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.24	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard B. Hirst (Filed as Exhibit 10.26 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.25	Terms of 2012 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

10.26	Terms of 2013 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2013. †

21.1	Subsidiaries of the Registrant. †

23.1	Consent of Ernst & Young LLP. †

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.†

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.†

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer with respect to Amendment No. 1 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2013.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer with respect to Amendment No. 1 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2013.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Incorporated by reference.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Delta’s request for confidential treatment.
†	Previously filed.