Form 10-Q
period 2014-06-30
DELTA AIR LINES INC /DE/
filed 2014-07-24
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2014:
Common Stock, $0.0001 par value - 843,005,966 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,362	$2,844
Short-term investments	719	959
Restricted cash, cash equivalents and short-term investments	121	122
Accounts receivable, net of an allowance for uncollectible accounts of $24 and $23 at June 30, 2014 and December 31, 2013, respectively	2,104	1,609
Fuel inventory	604	706
Expendable parts and supplies inventories, net of an allowance for obsolescence of $124 and $118 at June 30, 2014 and December 31, 2013, respectively	357	357
Deferred income taxes, net	2,029	1,736
Prepaid expenses and other	1,221	1,318
Total current assets	10,517	9,651
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $8,548 and $7,792 at June 30, 2014 and December 31, 2013, respectively	22,048	21,854
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $771 and $738 at June 30, 2014 and December 31, 2013, respectively	4,625	4,658
Deferred income taxes, net	4,102	4,992
Other noncurrent assets	1,105	1,303
Total other assets	19,626	20,747
Total assets	$52,191	$52,252
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,233	$1,547
Air traffic liability	5,803	4,122
Accounts payable	2,536	2,300
Accrued salaries and related benefits	1,802	1,926
Frequent flyer deferred revenue	1,674	1,861
Taxes payable	790	673
Fuel card obligation	603	602
Other accrued liabilities	768	1,121
Total current liabilities	15,209	14,152
Noncurrent Liabilities:
Long-term debt and capital leases	9,089	9,795
Pension, postretirement and related benefits	11,523	12,392
Frequent flyer deferred revenue	2,432	2,559
Other noncurrent liabilities	1,735	1,711
Total noncurrent liabilities	24,779	26,457
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 862,693,843 and 869,484,981 shares issued at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	13,687	13,982
Retained earnings	3,962	3,049
Accumulated other comprehensive loss	(5,137)	(5,130)
Treasury stock, at cost, 19,687,877 and 18,041,848 shares at June 30, 2014 and December 31, 2013, respectively	(309)	(258)
Total stockholders' equity	12,203	11,643
Total liabilities and stockholders' equity	$52,191	$52,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Operating Revenue:
Passenger:
Mainline	$7,582	$6,796	$13,806	$12,656
Regional carriers	1,684	1,698	3,137	3,158
Total passenger revenue	9,266	8,494	16,943	15,814
Cargo	230	232	447	470
Other	1,125	981	2,147	1,923
Total operating revenue	10,621	9,707	19,537	18,207

Operating Expense:
Aircraft fuel and related taxes	2,434	2,595	4,660	4,884
Salaries and related costs	2,046	1,922	4,015	3,833
Regional carrier expense	1,361	1,444	2,680	2,843
Aircraft maintenance materials and outside repairs	466	472	914	963
Depreciation and amortization	451	415	893	820
Contracted services	440	409	867	810
Passenger commissions and other selling expenses	440	408	813	765
Landing fees and other rents	355	359	696	682
Profit sharing	340	118	439	138
Passenger service	215	197	388	361
Aircraft rent	56	55	107	115
Restructuring and other items	30	34	79	136
Other	408	365	787	721
Total operating expense	9,042	8,793	17,338	17,071

Operating Income	1,579	914	2,199	1,136

Other (Expense) Income:
Interest expense, net	(155)	(172)	(320)	(350)
Amortization of debt discount, net	(18)	(41)	(39)	(83)
Loss on extinguishment of debt	(111)	—	(129)	—
Miscellaneous, net	3	(15)	(78)	(14)
Total other expense, net	(281)	(228)	(566)	(447)

Income Before Income Taxes	1,298	686	1,633	689

Income Tax (Provision) Benefit	(497)	(1)	(619)	3

Net Income	$801	$685	$1,014	$692

Basic Earnings Per Share	$0.95	$0.81	$1.20	$0.81
Diluted Earnings Per Share	$0.94	$0.80	$1.19	$0.81
Cash Dividends Declared Per Share	$0.06	$—	$0.12	$—

Comprehensive Income	$803	$780	$1,007	$938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
Net Cash Provided by Operating Activities	$3,007	$2,212

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(857)	(765)
Ground property and equipment, including technology	(275)	(220)
Purchase of Virgin Atlantic shares	—	(360)
Purchase of short-term investments	(240)	(479)
Redemption of short-term investments	493	612
Other, net	37	21
Net cash used in investing activities	(842)	(1,191)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,477)	(621)
Repurchase of common stock	(350)	—
Cash dividends	(101)	—
Proceeds from long-term obligations	273	—
Fuel card obligation	1	149
Other, net	7	—
Net cash used in financing activities	(1,647)	(472)

Net Increase in Cash and Cash Equivalents	518	549
Cash and cash equivalents at beginning of period	2,844	2,416
Cash and cash equivalents at end of period	$3,362	$2,965

Non-Cash Transactions:
Flight equipment under capital leases	$28	$—
SkyMiles used pursuant to advance purchase under American Express Agreements	—	167
Build-to-suit leased facilities	5	85

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2014 and June 30, 2013 are not necessarily indicative of operating results for the entire year.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

NOTE 2. OIL REFINERY

Fuel expense is our single largest expense. In recent years, global demand for jet fuel and related products has increased while jet fuel refining capacity has decreased in the U.S. (particularly in the Northeast), resulting in increases in the refining margin reflected in the prices we paid for jet fuel. In June 2012, we purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we pay.

Refinery Operations and Strategic Agreements

The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange gas and diesel the refinery produces for jet fuel consumed in our airline operations. A multi-year product exchange agreement with a significant counterparty, BP Products North America, Inc., was terminated early effective July 1, 2014, and replaced with another counterparty. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2014 was $1.5 billion and $2.5 billion, respectively, compared to $1.3 billion and $2.7 billion during the three and six months ended June 30, 2013, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2014
Operating revenue:	$10,621	$2,018			$10,621
Sales to airline segment			$(387)	(1)
Exchanged products			(1,524)	(2)
Sales of refined products to third parties			(107)	(3)
Operating income	1,566	13	—		1,579
Interest expense, net	155	—	—		155
Depreciation and amortization	445	6	—		451
Total assets, end of period	50,948	1,243	—		52,191
Capital expenditures	511	7	—		518
Three Months Ended June 30, 2013
Operating revenue:	$9,707	$1,864			$9,707
Sales to airline segment			$(315)	(1)
Exchanged products			(1,347)	(2)
Sales of refined products to third parties			(202)	(3)
Operating income (loss)	965	(51)	—		914
Interest expense, net	172	—	—		172
Depreciation and amortization	411	4	—		415
Total assets, end of period	44,567	1,205	—		45,772
Capital expenditures	332	6	—		338

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2014
Operating revenue:	$19,537	$3,481			$19,537
Sales to airline segment			$(636)	(1)
Exchanged products			(2,527)	(2)
Sales of refined products to third parties			(318)	(3)
Operating income (loss)	2,227	(28)	—		2,199
Interest expense, net	320	—	—		320
Depreciation and amortization	882	11	—		893
Capital expenditures	1,103	29	—		1,132
Six Months Ended June 30, 2013
Operating revenue:	$18,207	$3,595			$18,207
Sales to airline segment			$(607)	(1)
Exchanged products			(2,668)	(2)
Sales of refined products to third parties			(320)	(3)
Operating income (loss)	1,209	(73)	—		1,136
Interest expense, net	350	—	—		350
Depreciation and amortization	812	8	—		820
Capital expenditures	973	12	—		985

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2014	Level 1	Level 2
Cash equivalents	$2,813	$2,813	$—
Short-term investments	719	719	—
Restricted cash equivalents and investments	99	99	—
Long-term investments	127	97	30
Hedge derivatives, net
Fuel hedge contracts	255	19	236
Interest rate contracts	(33)	—	(33)
Foreign currency exchange contracts	146	—	146

(in millions)	December 31, 2013	Level 1	Level 2
Cash equivalents	$2,487	$2,487	$—
Short-term investments	959	959	—
Restricted cash equivalents and investments	118	118	—
Long-term investments	109	80	29
Hedge derivatives, net
Fuel hedge contracts	314	16	298
Interest rate contracts	(67)	—	(67)
Foreign currency exchange contracts	257	—	257

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

•
Fuel contracts. Our fuel hedge portfolio consists of call options, put options, swaps and futures. The products underlying the hedge contracts include crude oil, diesel fuel and jet fuel as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 8% to 22% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize several different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

We generally do not designate our fuel derivative contracts as accounting hedges. We record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark-to-market adjustments ("MTM adjustments"). MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. During the three months ended June 30, 2014 and 2013, we recorded $97 million in fuel hedge gains and $78 million in fuel hedge losses, respectively. During the six months ended June 30, 2014 and 2013, we recorded $175 million in fuel hedge gains and $1 million in fuel hedge losses, respectively.

Hedge Position as of June 30, 2014

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$234	U.S. dollars	May 2019	$—	$—	$(8)	$(12)	$(20)
Interest rate contracts (fair value hedges)	$430	U.S. dollars	August 2022	—	—	(2)	(11)	(13)
Foreign currency exchange contracts	111,262	Japanese yen	January 2017	109	44	(2)	(5)	146
	448	Canadian dollars
Not designated as hedges
Fuel hedge contracts	4,229	gallons - crude oil, diesel and jet fuel	December 2015	411	14	(165)	(5)	255
Total derivative contracts				$520	$58	$(177)	$(33)	$368

Hedge Position as of December 31, 2013

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$477	U.S. dollars	May 2019	$—	$—	$(17)	$(26)	$(43)
Interest rate contracts (fair value hedges)	$445	U.S. dollars	August 2022	—	—	(2)	(22)	(24)
Foreign currency exchange contracts	120,915	Japanese yen	August 2016	157	100	—	—	257
	438	Canadian dollars
Not designated as hedges
Fuel hedge contracts	5,318	gallons - crude oil, diesel and jet fuel	March 2015	428	29	(127)	(16)	314
Total derivative contracts				$585	$129	$(146)	$(64)	$504

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
June 30, 2014
Net derivative contracts	$355	$52	$(11)	$(28)	$368
December 31, 2013
Net derivative contracts	$456	$116	$(19)	$(49)	$504

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2014	2013	2014	2013
Three Months Ended June 30,
Interest rates contracts	$(19)	$—	$21	$15
Foreign currency exchange contracts	28	24	(60)	54
Total designated	$9	$24	$(39)	$69
Six Months Ended June 30,
Interest rates contracts	$(19)	$—	$23	$21
Foreign currency exchange contracts	71	45	(111)	141
Total designated	$52	$45	$(88)	$162

As of June 30, 2014, we have recorded $107 million of net gains on cash flow hedge contracts in accumulated other comprehensive loss, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we received net margin of $5 million and $65 million as of June 30, 2014 and December 31, 2013, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

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

(in millions)	June 30, 2014	December 31, 2013
Total debt at par value	$10,083	$11,228
Unamortized discount, net	(227)	(383)
Net carrying amount	$9,856	$10,845
Fair value	$10,500	$11,600

Debt Extinguishment

During the three and six months ended June 30, 2014, we extinguished $748 million and $873 million of existing debt under our secured financing arrangements prior to scheduled maturity. We recorded losses on extinguishment of debt for the difference between the principal paid and the carrying value of the debt, which included unamortized discounts or premiums and unamortized issuance costs. The losses also included premiums paid to retire the debt. During the three and six months ended June 30, 2014, we recorded losses of $111 million and $129 million, respectively, in connection with the early extinguishment of debt obligations. The losses primarily relate to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Covenants

We were in compliance with the covenants in our financing agreements at June 30, 2014.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

In June 2014, we finalized an agreement with Airbus to purchase an additional 15 A321-200 aircraft with deliveries beginning in 2018.

At June 30, 2014, future aircraft purchase commitments totaled approximately $8.9 billion and included 78 B-737-900ER, 45 A321-200, 18 B-787-8, 14 CRJ-900, and 10 A330-300 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(in millions)	Total
Six months ending December 31, 2014	$615
2015	1,355
2016	1,730
2017	1,500
2018	1,035
Thereafter	2,700
Total	$8,935

We also have agreements with Southwest Airlines and The Boeing Company to lease an additional 52 B-717-200 aircraft, and deliveries will continue through 2015.

Venezuelan Currency Devaluation

As of June 30, 2014, we had $194 million of unrestricted cash on our Consolidated Balance Sheet related to our 2013 and 2014 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been severely limited due to Venezuelan government controls. Cash related to 2013 sales of $109 million is stated at the official exchange rate of 6.3 bolivars per US dollar. The remaining $85 million is related to our 2014 sales and stated at the then current SICAD I reference rate of 10.6 bolivars per US dollar. The SICAD I reference rate is a complementary currency auction system that was created by the Venezuelan government in 2013 for purposes of exchanging currency.

In January 2014, the Venezuelan government affirmed the official exchange rate for 2013 sales and announced that some sectors of the economy, including airlines, will use the SICAD I reference rate for 2014 sales and repatriation requests. At the time of the announcement, we recorded a $23 million charge in miscellaneous, net within other (expense) income to reflect the devaluation of currency related to January 2014 sales that were denominated in bolivars. We are recording all sales subsequent to January 2014 at the then current SICAD I reference rate.

Part of the unrestricted cash balance is for advanced ticket sales for which we have yet to provide services. In connection with our ongoing repatriation concerns, we have recently announced our decision to significantly reduce service to Venezuela beginning August 1, 2014. We will refund tickets previously sold for flights to and from Venezuela originally scheduled on or after August 1, 2014. These refunds will be made in local currency and will reduce our cash balances in Venezuela. Until the remaining funds can be repatriated, they are at risk of future devaluations.

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

Certain of our aircraft and other financing transactions include provisions that require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in laws or regulations. In certain of these financing transactions, we also bear the risk of certain changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

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

Employees Under Collective Bargaining Agreements

At June 30, 2014, we had approximately 80,720 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

Other

We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract-specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. Because these obligations are contingent on our termination of the contract without cause prior to its expiration date, no obligation would exist unless such a termination occurs.

NOTE 7. RESTRUCTURING AND OTHER ITEMS

We recorded restructuring charges of $30 million and $34 million in the June 2014 and 2013 quarters, respectively, and $79 million and $136 million for the six months ended June 30, 2014 and 2013, respectively, related to our fleet restructuring initiative and certain other items. Under the fleet restructuring initiative, we are focused on removing older, less efficient aircraft from our fleet and replacing them with B-737-900ER, B-717-200 and CRJ-900 aircraft. These restructuring charges include remaining lease payments for grounded aircraft, the acceleration of depreciation and lease return costs.

As we restructure our fleet and assess our fleet plans, we will continue to evaluate older, retiring aircraft and related equipment for changes in depreciable life, impairment and lease termination costs. The retirement of aircraft, when permanently removed from our fleet, will likely result in lease termination and other charges. The timing and amount of these charges will depend on a number of factors, including final negotiations with lessors, the timing of removing aircraft from service and ultimate disposition of aircraft included in the fleet restructuring program. We expect to benefit from reduced future maintenance cost and improved operational and fuel efficiency over the life of the new aircraft.

The following table shows the balances and activity for lease restructuring charges:

(in millions)	Total
Liability as of December 31, 2013	$168
Additional costs and expenses	66
Payments	(21)
Liability as of June 30, 2014	$213

In June 2014, we announced a voluntary retirement program to eligible U.S. employees. We will record a charge in connection with this program when voluntary severance commitments are finalized during the September 2014 quarter.

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2014	2013	2014	2013
Three Months Ended June 30,
Service cost	$—	$—	$13	$12
Interest cost	232	215	39	36
Expected return on plan assets	(207)	(184)	(21)	(21)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	33	55	1	6
Net periodic cost	$58	$86	$25	$26
Six Months Ended June 30,
Service cost	$—	$—	$26	$24
Interest cost	464	430	78	72
Expected return on plan assets	(414)	(368)	(42)	(42)
Amortization of prior service credit	—	—	(14)	(14)
Recognized net actuarial loss	67	111	2	12
Settlements	—	6	—	—
Net periodic cost	$117	$179	$50	$52

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts	Total(1)
Balance at December 31, 2013	$(5,349)	$219	$(5,130)
Changes in value (net of tax effect of $12)	19	(23)	(4)
Reclassifications into earnings (net of tax effect of $2)(3)	30	(33)	(3)
Balance at June 30, 2014	$(5,300)	$163	$(5,137)

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(2)	Total
Balance at December 31, 2012	$(8,314)	$(263)	$(8,577)
Changes in value (net of tax effect of $0)	(29)	207	178
Reclassifications into earnings (net of tax effect of $0)(3)	113	(45)	68
Balance at June 30, 2013	$(8,230)	$(101)	(8,331)

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

(3)
Amounts reclassified from accumulated other comprehensive loss for the pension and other benefits liability are recorded in salaries and related costs in the Condensed Consolidated Statements of Operations and Comprehensive Income, and the amounts for derivative contracts are recorded in interest expense, net and passenger revenue, in the Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 10. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$801	$685	$1,014	$692

Basic weighted average shares outstanding	841	850	843	849
Dilutive effect of share-based awards	9	9	9	7
Diluted weighted average shares outstanding	850	859	852	856

Basic earnings per share	$0.95	$0.81	$1.20	$0.81
Diluted earnings per share	$0.94	$0.80	$1.19	$0.81

NOTE 11. DIVIDEND AND SHARE REPURCHASE

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program. On April 25, 2014, the Board of Directors declared the fourth dividend payment in this program, a $0.06 per share dividend for shareholders of record as of May 9, 2014. This dividend was paid in May 2014 and totaled $50 million. Including the $51 million payment in the first quarter, dividends paid in 2014 total $101 million.

Also as a part of the May 2013 plan, the Board of Directors authorized a $500 million share repurchase program to be completed no later than June 30, 2016. During the six months ended June 30, 2014, we repurchased and retired 7.3 million shares at a cost of $250 million, bringing our total repurchases under the program to $500 million, which completed our May 2013 share repurchase authorization.

In May 2014, we announced the next phase of capital returns to shareholders. As part of this phase, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter. Additionally, the Board authorized a new $2 billion share repurchase program to be completed no later than December 31, 2016. Together, the increased dividend program and the new repurchase program are expected to return an additional $2.75 billion to shareholders through 2016. During the three months ended June 30, 2014, we repurchased and retired 2.5 million shares at a cost of $100 million under the new repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2014 Quarter Financial Highlights

Our pre-tax income for the June 2014 quarter was $1.3 billion, representing a $612 million improvement over the corresponding prior year period. We realized pre-tax margin expansion of five points primarily due to higher revenues.

Revenue. Our passenger revenue increased $772 million compared to the June 2013 quarter due to 5% higher traffic, 3% higher capacity and a 6% increase in passenger revenue per available seat mile ("PRASM"). Our ability to maintain revenue momentum was driven by a solid demand environment, higher corporate sales, merchandising initiatives and our investments in New York and Seattle.

Operating Expense. Total operating expense increased $249 million from the June 2013 quarter. Our consolidated operating cost per available seat mile ("CASM") for the June 2014 quarter decreased 0.4% to 14.63 cents from 14.69 cents in the June 2013 quarter, on a 3% increase in capacity. CASM-Ex (a non-GAAP financial measure) was flat at 8.98 cents compared to the June 2013 quarter.

The increase in our total operating expense reflects higher profit sharing, higher salaries and related costs and volume-based cost increases driven by the increase in capacity, partially offset by lower fuel expense. The increases in profit sharing and salaries and related costs were driven by our current expectations for 2014 pre-tax profit and employee investments, respectively. Including our regional carriers, fuel expense was $2.9 billion for the June 2014 quarter. Our average fuel price per gallon was $2.93, which was 23 cents lower than the same period in 2013. Our average fuel price per gallon, adjusted (a non-GAAP financial measure) was 10 cents lower than the same period in 2013. Our fuel cost includes net fuel hedge gains in the airline segment for the June 2014 quarter of $99 million and a profit on refinery operations of $13 million.

The non-GAAP financial measure CASM-Ex used in this section is defined and reconciled in "Supplemental Information" below. Average fuel price per gallon, adjusted is defined and reconciled in "Results of Operations - Three Months Ended June 30, 2014 and 2013 - Operating Expense" below.

Company Initiatives

In 2014, we continue to focus on investments in our network, product and operations, which are producing sustainable revenue gains, and maintaining cost performance. These initiatives include:

•
Network Strategy. We are implementing several strategies that are designed to strengthen and expand our global network and presence. These include our investment in and joint venture with Virgin Atlantic, facility improvements at our hubs at LaGuardia and JFK in New York and the creation of an international gateway in Seattle.

•
Maintaining Cost Performance. As part of our ongoing efforts to maintain cost performance, we are focused on capping the rate of non-fuel unit cost growth at less than 2% annually. Fleet restructuring is an important component of our cost initiatives and is focused on lowering unit costs while investing in our fleet to enhance the customer experience. We are restructuring our domestic fleet by replacing a significant portion of our 50-seat regional flying with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. During the June 2014 quarter, we took delivery of seven CRJ-900, 12 B-717-200 and four B-737-900ER aircraft. We will retire a significant portion of the 50-seat regional fleet that we lease as part of the fleet restructuring activities. We expect to continue to recognize restructuring charges, representing the remaining obligations under the leases, as we retire the leased aircraft. Although many factors could change over the fleet restructuring period, we currently estimate that future charges will be between $120 million and $220 million, in addition to the $30 million recorded during the June 2014 quarter.

For more in-depth discussion regarding these initiatives, refer to Management's Discussion and Analysis in our Form 10-K.

Increasing Shareholder Value

We continue to focus on cash flow generation with the goal of further strengthening our balance sheet. We finished the June 2014 quarter with $6.0 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facilities). During the six months ended June 30, 2014, we generated $3.0 billion in cash from operating activities, which we used to reduce debt and capital lease obligations by $1.5 billion, fund capital expenditures of $1.1 billion and return $451 million to shareholders, while maintaining a solid liquidity position.

We also contributed $905 million to our qualified defined benefit pension plans during the first four months of 2014. As a result of these contributions, we satisfied, on an accelerated basis, the required contributions for our defined benefit plans for 2014, including $250 million above the minimum funding requirements.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program. On April 25, 2014, the Board of Directors declared the fourth dividend payment in this program, a $0.06 per share dividend for shareholders of record as of May 9, 2014. This dividend was paid in May 2014 and totaled $50 million. Including the $51 million payment in the first quarter, dividends paid in 2014 total $101 million.

Also as a part of the May 2013 plan, the Board of Directors authorized a $500 million share repurchase program to be completed no later than June 30, 2016. During the six months ended June 30, 2014, we repurchased and retired 7.3 million shares at a cost of $250 million, bringing our total repurchases under the program to $500 million, which completed our May 2013 share repurchase authorization.

In May 2014, we announced the next phase of capital returns to shareholders. As part of this phase, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter. Additionally, the Board authorized a new $2 billion share repurchase program to be completed no later than December 31, 2016. Together, the increased dividend program and the new repurchase program are expected to return an additional $2.75 billion to shareholders through 2016. During the three months ended June 30, 2014, we repurchased and retired 2.5 million shares at a cost of $100 million under the new repurchase program.

SkyMiles Program

During the March 2014 quarter, we announced that we would be making changes to the SkyMiles program. Effective January 1, 2015, the SkyMiles program will be modified from the current model in which customers earn redeemable mileage points based on distance traveled to one based on ticket price. Customers will be able to earn between five and 11 miles per dollar spent based on their SkyMiles status, and will continue to earn up to an additional two miles per dollar when using their Delta SkyMiles Credit Card, for a total of up to 13 miles per dollar. The updated program will better reward customers who spend more with Delta and give them improved mileage-earning opportunities.

The SkyMiles program will also include a new award redemption structure that will improve award seat availability at the lowest point redemption levels, offer one-way awards at half the price of round-trip, provide new miles plus cash award options, as well as make significant improvements to delta.com and Delta reservations award shopping tools.

Fuel Expense, including refinery results

Fuel Expense. Fuel expense is our largest expense, representing 32% of total operating expense. For the June 2014 quarter, total fuel expense (including our regional carriers) decreased $168 million compared to the same period in 2013. This decrease is primarily due to hedge gains in the current year compared to hedge losses in the prior year and profitability at Monroe, partially offset by higher market jet fuel prices and an increase in consumption. Excluding mark-to-market adjustments on hedges recorded in periods other than the settlement period ("MTM adjustments"), our fuel price per gallon, adjusted (a non-GAAP financial measure) for the June 2014 quarter was $2.93 per gallon, compared to $3.03 per gallon in the June 2013 quarter.
Fuel Purchase Cost. The market price per gallon of jet fuel increased 4% compared to the June 2013 quarter.
Fuel Hedging Program Impact. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. During the June 2014 quarter, our consolidated fuel hedge gain was $97 million. This hedge gain included $1 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period.

Refinery Segment Impact. The refinery primarily produces gasoline, diesel and jet fuel. Under multi-year agreements, we are effectively exchanging the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 166,000 barrels (approximately seven million gallons) per day for use in airline operations during the June 2014 quarter. A multi-year product exchange agreement with a significant counterparty, BP Products North America, Inc., was terminated early effective July 1, 2014, and replaced with another counterparty.
A refinery is subject to U.S. Environmental Protection Agency ("EPA") requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. The refinery is exposed to the market price of RINs. For example, the average historical price of ethanol RINs ranged from $0.02 to $0.05 per RIN in prior years, but the market price increased to over $1.40 per RIN during 2013; the price at June 30, 2014 was $0.55 per RIN. Compliance with the RINs requirement by purchasing RINs, if available in the secondary market, at elevated prices could have a material impact on our results of operations and cash flows. As of June 30, 2014, we have satisfied our RINs requirement with the EPA related to our 2012 and 2013 production. We recognized $20 million of expense related to the RINs requirement in the June 2014 quarter, which is included in the refinery's results. We believe that holders of RINs have been withholding them from the secondary market. This reduction of available RINs significantly impairs the secondary market as a means of compliance with the RINs requirement. Therefore, the Company is pursuing legal, regulatory and legislative solutions to this problem.
The refinery recorded a profit of $13 million in the June 2014 quarter. The refinery's results were impacted by the cost of RINs that continue to exceed their historical averages, as discussed above. In addition, we believe that the increase in jet fuel supply due to the refinery's operation has decreased the overall market price of jet fuel, and lowered our cost of jet fuel.

Results of Operations - Three Months Ended June 30, 2014 and 2013

Operating Revenue

	Three Months Ended June 30,
(in millions)	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$7,582	$6,796	$786	12%
Regional carriers	1,684	1,698	(14)	(1)%
Total passenger revenue	9,266	8,494	772	9%
Cargo	230	232	(2)	(1)%
Other	1,125	981	144	15%
Total operating revenue	$10,621	$9,707	$914	9%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended June 30, 2013
(in millions)	Three Months Ended June 30, 2014	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$4,493	16%	8%	5%	7%	10%	2.3	pts
Atlantic	1,666	6%	—%	(2)%	6%	7%	1.3	pts
Pacific	819	(3)%	(1)%	1%	(2)%	(3)%	(1.2	) pts
Latin America	604	23%	23%	24%	—%	(1)%	(0.2	) pts
Total Mainline	7,582	12%	6%	4%	5%	7%	1.3	pts
Regional carriers	1,684	(1)%	(1)%	(4)%	—%	3%	2.5	pts
Total Consolidated	$9,266	9%	5%	3%	4%	6%	1.5	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue increased $772 million, or 9%. PRASM increased 6% and passenger mile yield increased 4% during the June 2014 quarter compared to the June 2013 quarter.

Our geographic regions generally performed well compared to the same period in the prior year, with the domestic region leading unit revenue improvement. Unit revenues of the domestic region rose 10% led by strong performances from our hubs in Atlanta and New York-LaGuardia on the East Coast with Seattle producing solid results on the West Coast.

Revenues related to our international regions increased 6% year-over-year primarily due to 24% capacity growth in the Latin America region as a result of our efforts to improve connections with GOL and Aeroméxico. Latin America unit revenues declined 1% as a result of the capacity increase and some business demand weakness associated with the FIFA World Cup in Brazil. Atlantic unit revenue increased 7% driven by traffic and yield improvements on lower capacity. Our Pacific region experienced a 3% decline in unit revenues driven by lower yield primarily due to the effects of the devaluation of the Japanese yen.

Other Revenue. Other revenue increased $144 million, or 15%, primarily due to an increase in sales of SkyMiles and settlements associated with our transatlantic joint venture agreements.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Aircraft fuel and related taxes	$2,434	$2,595	$(161)	(6)%
Salaries and related costs	2,046	1,922	124	6%
Regional carrier expense	1,361	1,444	(83)	(6)%
Aircraft maintenance materials and outside repairs	466	472	(6)	(1)%
Depreciation and amortization	451	415	36	9%
Contracted services	440	409	31	8%
Passenger commissions and other selling expenses	440	408	32	8%
Landing fees and other rents	355	359	(4)	(1)%
Profit sharing	340	118	222	NM(1)
Passenger service	215	197	18	9%
Aircraft rent	56	55	1	2%
Restructuring and other items	30	34	(4)	NM(1)
Other	408	365	43	12%
Total operating expense	$9,042	$8,793	$249	3%

(1)	NM - Not meaningful

Fuel Expense. Including our regional carriers, fuel expense decreased $168 million due to hedge gains in the current year versus hedge losses in the prior year and profitability at Monroe, partially offset by a 4% increase in fuel market price per gallon and a 2% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2014	2013
Aircraft fuel and related taxes(1)	$2,434	$2,595	$(161)
Aircraft fuel and related taxes included within regional carrier expense	500	507	(7)
Total fuel expense	$2,934	$3,102	$(168)	(5)%

Total fuel consumption (gallons)	1,001	981	20	2%
Average price per gallon	$2.93	$3.16	$(0.23)	(7)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data)	2014	2013		2014	2013
Fuel purchase cost	$3,046	2,935	$111	$3.04	$2.99	$0.05
Airline segment fuel hedge (gains) losses	(99)	116	(215)	(0.10)	0.12	(0.22)
Refinery segment impact	(13)	51	(64)	(0.01)	0.05	(0.06)
Total fuel expense	$2,934	$3,102	$(168)	$2.93	$3.16	$(0.23)
MTM adjustments	1	(125)	126	—	(0.13)	0.13
Total fuel expense, adjusted	$2,935	$2,977	$(42)	$2.93	$3.03	$(0.10)

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Impact and MTM Adjustments. During the three months ended June 30, 2014, our airline segment fuel hedge gains of $99 million included $1 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with certain counterparties. As described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, to the extent that we account for exchanges of refined products as nonmonetary transactions, we include the results of those transactions within fuel expense.

We adjust fuel expense for the items noted above to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.93 for the three months ended June 30, 2014.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to investments in our employees, partially offset by lower pension expense. We contributed $905 million to our qualified defined benefit pension plans in the first four months of 2014. As a result of these contributions, we satisfied, on an accelerated basis, the required contributions for our defined benefit plans for 2014, including $250 million above the minimum funding requirements.

Regional carrier expense. The reduction in regional carrier expense is primarily due to fewer required maintenance events resulting from the removal of some 50-seat regional aircraft from our fleet as part of our strategy to restructure our domestic fleet.

Depreciation and amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new B-737-900ER and CRJ-900 aircraft, the purchase of aircraft off-lease, and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Contracted Services. Contracted services expense increased year-over-year due primarily to costs associated with the 3% increase in capacity.

Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased on higher passenger revenue.

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding certain items. These items include profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

Passenger service. The increase in passenger service is driven by the 6% increase in mainline RPMs.

Aircraft Rent. Aircraft rent increased year-over-year due primarily to the addition of leased B-717-200 and B-737-900ER aircraft delivered during the period, partially offset by the purchase of various aircraft off-lease in 2013.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Non-Operating Results

	Three Months Ended June 30,
(in millions)	2014	2013	Favorable (Unfavorable)
Interest expense, net	$(155)	$(172)	$17
Amortization of debt discount, net	(18)	(41)	23
Loss on extinguishment of debt	(111)	—	(111)
Miscellaneous, net	3	(15)	18
Total other expense, net	$(281)	$(228)	$(53)

The declines in interest expense, net and amortization of debt discount, net are driven by reduced levels of debt and the refinancing of debt obligations at lower interest rates. Our principal amount of debt and capital leases has declined from $12.7 billion at June 30, 2013 to $10.6 billion at June 30, 2014.

During the three months ended June 30, 2014, we extinguished $748 million of existing debt under our secured financing arrangements prior to scheduled maturity. We recorded losses on extinguishment of debt for the difference between the principal paid and the carrying value of the debt, which included unamortized discounts or premiums and unamortized issuance costs. The losses also included premiums paid to retire the debt. During the three months ended June 30, 2014, we recorded a loss of $111 million in connection with the early extinguishment of debt obligations. The loss primarily relates to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Miscellaneous, net is favorable primarily due to our proportionate share of earnings from our equity investment in Virgin Atlantic. We made a 49% ownership investment in Virgin Atlantic during the June 2013 quarter.

Income Taxes

We released substantially all of our valuation allowance against our net deferred tax assets on December 31, 2013. We project that our annual effective tax rate for 2014 will be approximately 38%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At June 30, 2014, we had over $14 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2023. Accordingly, we believe we will not pay any cash federal income taxes during the next several years.

Results of Operations - Six Months Ended June 30, 2014 and 2013

Operating Revenue

	Six Months Ended June 30,
(in millions)	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$13,806	$12,656	$1,150	9%
Regional carriers	3,137	3,158	(21)	(1)%
Total passenger revenue	16,943	15,814	1,129	7%
Cargo	447	470	(23)	(5)%
Other	2,147	1,923	224	12%
Total operating revenue	$19,537	$18,207	$1,330	7%

Passenger Revenue

		Increase (Decrease) vs. Six Months Ended June 30, 2013
(in millions)	Six Months Ended June 30, 2014	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$8,228	13%	6%	3%	6%	9%	2.0	pts
Atlantic	2,673	3%	—%	(2)%	3%	5%	1.0	pts
Pacific	1,646	(4)%	—%	—%	(4)%	(4)%	(0.4	) pts
Latin America	1,259	20%	22%	21%	(1)%	—%	0.6	pts
Total Mainline	13,806	9%	5%	3%	4%	5%	1.3	pts
Regional carriers	3,137	(1)%	(1)%	(4)%	—%	4%	2.6	pts
Total Consolidated	$16,943	7%	4%	2%	3%	4%	1.5	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue increased $1.1 billion, or 7%, on a 4% PRASM increase and a 3% increase in passenger mile yield. Revenues remained strong despite lower fuel prices.

Our geographic regions generally performed well compared to the same period in the prior year, with the domestic region leading unit revenue improvement. Unit revenues of the domestic region rose 9% led by strong performances from our hubs in Atlanta and New York-LaGuardia on the East Coast with Seattle producing solid results on the West Coast.

Revenues related to our international regions increased 4% year-over-year primarily due to 21% capacity growth in the Latin America region as a result of our efforts to improve connections with GOL and Aeroméxico. Latin America unit revenues were flat as a result of the increase in capacity, primarily to Mexico where business market performance was solid. Atlantic unit revenue increased 5% driven by yield improvements and a 1.0 point increase in load factor. Our Pacific region experienced a 4% decline in unit revenues driven by lower yield primarily due to the effects of the devaluation of the Japanese yen.

Other Revenue. Other revenue increased $224 million, or 12%, primarily due to an increase in sales of SkyMiles and settlements associated with our transatlantic joint venture agreements.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Aircraft fuel and related taxes	$4,660	$4,884	$(224)	(5)%
Salaries and related costs	4,015	3,833	182	5%
Regional carrier expense	2,680	2,843	(163)	(6)%
Aircraft maintenance materials and outside repairs	914	963	(49)	(5)%
Depreciation and amortization	893	820	73	9%
Contracted services	867	810	57	7%
Passenger commissions and other selling expenses	813	765	48	6%
Landing fees and other rents	696	682	14	2%
Profit sharing	439	138	301	NM
Passenger service	388	361	27	7%
Aircraft rent	107	115	(8)	(7)%
Restructuring and other items	79	136	(57)	NM
Other	787	721	66	9%
Total operating expense	$17,338	$17,071	$267	2%

Fuel Expense. Including our regional carriers, fuel expense decreased $277 million due to hedge gains in the current year versus hedge losses in the prior year and a 1% decrease in fuel market price per gallon, partially offset by a 1% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2014	2013
Aircraft fuel and related taxes(1)	$4,660	$4,884	$(224)
Aircraft fuel and related taxes included within regional carrier expense	973	1,026	(53)
Total fuel expense	$5,633	$5,910	$(277)	(5)%

Total fuel consumption (gallons)	1,882	1,856	26	1%
Average price per gallon	$2.99	$3.18	$(0.19)	(6)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data)	2014	2013		2014	2013
Fuel purchase cost	$5,777	5,779	$(2)	$3.07	$3.11	$(0.04)
Airline segment fuel hedge (gains) losses	(172)	58	(230)	(0.09)	0.03	(0.12)
Refinery segment impact	28	73	(45)	0.01	0.04	(0.03)
Total fuel expense	$5,633	$5,910	$(277)	$2.99	$3.18	$(0.19)
MTM adjustments	(33)	(101)	68	(0.01)	(0.05)	0.04
Total fuel expense, adjusted	$5,600	$5,809	$(209)	$2.98	$3.13	$(0.15)

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Impact and MTM Adjustments. During the six months ended June 30, 2014, our airline segment fuel hedge gains of $172 million included $33 million of MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with certain counterparties. As described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, to the extent that we account for exchanges of refined products as nonmonetary transactions, we include the results of those transactions within fuel expense.

We adjust fuel expense for the items noted above to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.98 for the six months ended June 30, 2014.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to investments in our employees, partially offset by lower pension expense. We contributed $905 million to our qualified defined benefit pension plans during the first four months of 2014. As a result of these contributions, we satisfied, on an accelerated basis, the required contributions for our defined benefit plans for 2014, including $250 million above the minimum funding requirements.

Regional carrier expense. The reduction in regional carrier expense is primarily due to fewer required maintenance events resulting from the removal of some 50-seat regional aircraft from our fleet as part of our strategy to restructure our domestic fleet and lower fuel cost.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The reduction in aircraft maintenance materials and outside repairs is due primarily to the timing of airframe and engine maintenance volume, partially offset by higher cost of sales from our MRO business.

Depreciation and amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new B-737-900ER and CRJ-900 aircraft, the purchase of aircraft off-lease, and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Contracted Services. Contracted services expense increased year-over-year due primarily to the impact of severe winter storms on our operations and costs associated with the 2% increase in capacity.

Passenger commissions and other selling expenses. Passenger commissions and other selling expenses increased on higher passenger revenue.

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding certain items. These items include profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

Passenger service. The increase in passenger service is driven by the 5% increase in mainline RPMs.

Aircraft Rent. Aircraft rent decreased year-over-year due primarily to the purchase of various aircraft off-lease in 2013, partially offset by the addition of leased B-717-200 and B-737-900ER aircraft delivered during the period.

Restructuring and Other Items. Due to the nature of amounts recorded within restructuring and other items, a year over year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Non-Operating Results

	Six Months Ended June 30,
(in millions)	2014	2013	Favorable (Unfavorable)
Interest expense, net	$(320)	$(350)	$30
Amortization of debt discount, net	(39)	(83)	44
Loss on extinguishment of debt	(129)	—	(129)
Miscellaneous, net	(78)	(14)	(64)
Total other expense, net	$(566)	$(447)	$(119)

The declines in interest expense, net and amortization of debt discount, net are driven by reduced levels of debt and the refinancing of debt obligations at lower interest rates. Our principal amount of debt and capital leases has declined from $12.7 billion at June 30, 2013 to $10.6 billion at June 30, 2014.

During the six months ended June 30, 2014, we extinguished $873 million of existing debt under our secured financing arrangements prior to scheduled maturity. We recorded losses on extinguishment of debt for the difference between the principal paid and the carrying value of the debt, which included unamortized discounts or premiums and unamortized issuance costs. The losses also included premiums paid to retire the debt. During the six months ended June 30, 2014, we recorded a loss of $129 million in connection with the early extinguishment of debt obligations. The loss primarily relates to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Miscellaneous, net is unfavorable primarily due to seasonal losses from our equity investment in Virgin Atlantic, foreign currency exchange rate losses primarily resulting from a weakening of the U.S. dollar versus the Japanese yen and a charge associated with the devaluation of the Venezuelan bolivar.

Income Taxes

We released substantially all of our valuation allowance against our net deferred tax assets on December 31, 2013. We project that our annual effective tax rate for 2014 will be approximately 38%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At June 30, 2014, we had over $14 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2023. Accordingly, we believe we will not pay any cash federal income taxes during the next several years.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated(1)	2014		2013		2014		2013
Revenue passenger miles (millions)	53,341		50,781		97,942		93,859
Available seat miles (millions)	61,817		59,880		115,721		112,902
Passenger mile yield	17.37	¢	16.73	¢	17.30	¢	16.85	¢
Passenger revenue per available seat mile	14.99	¢	14.19	¢	14.64	¢	14.01	¢
Operating cost per available seat mile (CASM)	14.63	¢	14.69	¢	14.98	¢	15.12	¢
CASM-Ex(2)	8.98	¢	8.98	¢	9.35	¢	9.34	¢
Passenger load factor	86.3%		84.8%		84.6%		83.1%
Fuel gallons consumed (millions)	1,001		981		1,882		1,856
Average price per gallon(3)	$2.93		$3.16		$2.99		$3.18
Average price per gallon, adjusted(4)	$2.93		$3.03		$2.98		$3.13
Full-time equivalent employees, end of period	80,723		79,629

(1)	Includes the operations of our regional carriers. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure defined in "June 2014 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity.

(4)	Non-GAAP financial measure defined and reconciled in "Operating Expense" sections of Results of Operations for the three and six months ended June 30, 2014 and 2013.

Fleet Information

Our operating aircraft fleet, commitments and options at June 30, 2014 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)	Lease	Options
B-717-200	—	6	30	36	12.6	—	52	—
B-737-700	10	—	—	10	5.4	—	—	—
B-737-800	73	—	—	73	13.4	—	—	—
B-737-900ER	15	—	7	22	0.5	78	—	30
B-747-400	4	9	3	16	20.6	—	—	—
B-757-200	98	18	18	134	20.0	—	—	—
B-757-300	16	—	—	16	11.3	—	—	—
B-767-300	11	3	2	16	23.4	—	—	—
B-767-300ER	51	5	2	58	18.2	—	—	2
B-767-400ER	21	—	—	21	13.3	—	—	3
B-777-200ER	8	—	—	8	14.4	—	—	—
B-777-200LR	10	—	—	10	5.2	—	—	5
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	12.4	—	—	—
A320-200	50	—	19	69	19.3	—	—	—
A321-200	—	—	—	—	—	45	—	—
A330-200	11	—	—	11	9.2	—	—	—
A330-300	21	—	—	21	8.8	10	—	—
MD-88	76	41	—	117	24.0	—	—	—
MD-90	57	8	—	65	17.4	—	—	—
Total	587	90	83	760	16.9	151	52	40

(1)	Excludes certain aircraft we own or lease which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(3)	In addition, we have purchase commitments for 14 CRJ-900 aircraft that will be operated by our regional carriers and options for an additional 30 CRJ-900 aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at June 30, 2014:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	95	—	67	—	—	—	162
ExpressJet Airlines, Inc.	59	41	28	—	—	—	128
SkyWest Airlines, Inc.	44	19	32	—	—	—	95
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	41	—	—	41
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	198	82	127	41	20	52	520

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2014, we had $6.0 billion in unrestricted liquidity, consisting of $4.1 billion in cash and cash equivalents and short-term investments and $1.9 billion in undrawn revolving credit facilities.

Venezuelan Currency Devaluation

As of June 30, 2014, we had $194 million of unrestricted cash on our Consolidated Balance Sheet related to our 2013 and 2014 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been severely limited due to Venezuelan government controls. Cash related to 2013 sales of $109 million is stated at the official exchange rate of 6.3 bolivars per US dollar. The remaining $85 million is related to our 2014 sales and stated at the then current SICAD I reference rate of 10.6 bolivars per US dollar. The SICAD I reference rate is a complementary currency auction system that was created by the Venezuelan government in 2013 for purposes of exchanging currency.

In January 2014, the Venezuelan government affirmed the official exchange rate for 2013 sales and announced that some sectors of the economy, including airlines, will use the SICAD I reference rate for 2014 sales and repatriation requests. At the time of the announcement, we recorded a $23 million charge in miscellaneous, net within other (expense) income to reflect the devaluation of currency related to January 2014 sales that were denominated in bolivars. We are recording all sales subsequent to January 2014 at the then current SICAD I reference rate.

Part of the unrestricted cash balance is for advanced ticket sales for which we have yet to provide services. In connection with our ongoing repatriation concerns, we have recently announced our decision to significantly reduce service to Venezuela beginning August 1, 2014. We will refund tickets previously sold for flights to and from Venezuela originally scheduled on or after August 1, 2014. These refunds will be made in local currency and will reduce our cash balances in Venezuela. Until the remaining funds can be repatriated, they are at risk of future devaluations.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $3.0 billion and $2.2 billion in the six months ended June 30, 2014 and 2013, respectively. We also expect to generate positive cash flows from operations for the remainder of 2014.

Our operating cash flows can be impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability increases during the spring as we have increased sales in advance of the summer peak travel season.

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 32% of our total operating expenses for the six months ended June 30, 2014. The market price for jet fuel is highly volatile which can impact the comparability of our cash flows from operations from period to period.

We have jet fuel inventories used in our airline operations at various airport locations and in pipelines. We also have refined oil product inventories that are used in our refinery operations. Jet fuel and refined oil product inventories are recorded as fuel inventory.

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

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the The Pension Protection Act of 2006. We contributed $905 million to our qualified defined benefit pension plans during the first four months of 2014. As a result of these contributions, we satisfied, on an accelerated basis, the required contributions for our defined benefit plans for 2014, including $250 million above the minimum funding requirements.

Profit Sharing. As discussed above, our broad based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding certain items. These items include profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees on the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

We paid $506 million in profit sharing in February 2014 related to our 2013 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. During the six months ended June 30, 2014, we have accrued $439 million in profit sharing based on current expectations for 2014 pre-tax profit.

Investing and Financing

Investing Activities

We incurred capital expenditures of $1.1 billion and $985 million in the six months ended June 30, 2014 and 2013, respectively. Our capital expenditures were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

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

Financing Activities

At June 30, 2014, total debt and capital leases, including current maturities, was $10.3 billion, a $1.0 billion reduction since December 31, 2013 and a $6.9 billion reduction since December 31, 2009. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced debt to reduce our total future interest expense.

In addition, as part of our plans to return capital to shareholders, we paid $101 million in dividends and repurchased shares of our common stock for $350 million during the six months ended June 30, 2014.

Undrawn Lines of Credit

We have available $1.9 billion in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them.

Covenants

We were in compliance with the covenants in our financing agreements at June 30, 2014.

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

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

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

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). We exclude the following items from CASM to determine CASM-Ex for the reasons described:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The exclusion of aircraft fuel and related taxes (including our regional carriers) allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CASM	14.63 ¢	14.69 ¢	14.98 ¢	15.12 ¢
Items excluded:
Aircraft fuel and related taxes	(4.75)	(5.17)	(4.87)	(5.23)
Ancillary businesses	(0.30)	(0.28)	(0.31)	(0.31)
Profit sharing	(0.55)	(0.20)	(0.38)	(0.12)
Restructuring and other items	(0.05)	(0.06)	(0.07)	(0.12)
CASM-Ex	8.98 ¢	8.98 ¢	9.35 ¢	9.34 ¢

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize several different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Our fuel hedge portfolio consists of call options, put options, swaps and futures. The products underlying the hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices change significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the six months ended June 30, 2014, aircraft fuel and related taxes, including our regional carriers, accounted for $5.6 billion, or 32%, of our total operating expense. We recognized $175 million of net fuel hedge gains during the six months ended June 30, 2014, including $33 million of MTM adjustments.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at June 30, 2014 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Period from July 1, 2014 to December 31, 2015			Fuel Hedge Margin Received from (Posted to) Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(3,400)	$140	$(3,260)	$60
+ 10%	(1,710)	100	(1,610)	30
- 10%	1,710	(20)	1,690	20
- 20%	3,400	(40)	3,360	(30)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.89, excluding transportation costs and taxes, at June 30, 2014 and estimated fuel consumption of 5.9 billion gallons for the period from July 1, 2014 to December 31, 2015.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2014 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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
July 23, 2014

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2014 quarter. The total number of shares purchased includes shares repurchased pursuant to our $500 million share repurchase program, which was publicly announced on May 8, 2013 and completed in May 2014, and our $2.0 billion share repurchase program, which was publicly announced on May 6, 2014 ("the 2014 Repurchase Program"). The 2014 Repurchase Program will terminate no later than December 2016. Some purchases made in June 2014 under the 2014 Repurchase Program were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
April 2014	52,506	$34.60	52,506	$125
May 2014	3,239,471	$37.53	3,239,471	$2,005
June 2014	2,597,515	$40.46	2,597,515	$1,900
Total	5,889,492		5,889,492

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Terms of 2014 Restricted Stock Awards for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014

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
July 23, 2014